Form 10-K
period 2003-12-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2004-03-30
CIK 1206264

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-31922

TEMPUR-PEDIC INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1022198
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

1713 Jaggie Fox Way

Lexington, Kentucky 40511

(Address, including zip code, of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (800) 878-8889

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on March 1, 2004, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $477,044,819.58. The number of shares outstanding of the registrant’s common stock as of March 1, 2004 was 97,408,426 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements,” which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, and other information that is not historical information. Many of these statements appear, in particular, under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” When used in this report, the words “estimates,” “expects,” “anticipates,” projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under Item 1 of Part I. As described herein, such risks, uncertainties and other important factors include, among others:

•	the level of competition in the mattress and pillow industries;

•	our ability to effectively manage and sustain our growth;

•	risks arising from having a new senior management team;

•	our ability to maintain our return rates and warranty reserves;

•	liability relating to our products;

•	changes in, or failure to comply with, federal, state and/or local governmental regulations;

•	our involvement in any government investigation and associated litigation or proceedings relating to any allegations of the possibility of price fixing in the mattress industry;

•	our ability to enhance our existing products and to develop and market new products on a timely basis;

•	risks arising from our international operations;

•	our dependence on our significant customers;

•	our ability to maintain our third party distributor arrangements;

•	the efficiency and effectiveness of our advertising campaign and other marketing programs in building product and brand awareness and increasing sales;

•	our ability to protect our patents and other intellectual property, as well as successfully defend against claims brought by our competitors under their patents and intellectual property;

•	fluctuations in the cost of raw materials, the possible loss of suppliers and disruptions in the supply of our raw materials;

•	fluctuations in exchange rates;

•	unexpected equipment failures, delays in deliveries or catastrophic loss at our manufacturing facilities;

•	our ability to maintain our labor relations;

•	our ability to rely on the services of our senior management team;

•	risks arising from our degree of leverage; and

•	increase in interest expense.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1. BUSINESS

As used in this report, the term “Tempur-Pedic International” refers to Tempur-Pedic International Inc. only and the terms “we,” “our,” “ours,” and “us” refer to Tempur-Pedic International and its consolidated subsidiaries. Unless otherwise noted, all financial information in this report is consolidated information for Tempur-Pedic International (f/k/a “TWI Holdings, Inc.”) or its predecessors, and all references to dollars are to United States dollars.

General

We are a rapidly growing, vertically-integrated manufacturer, marketer and distributor of premium visco-elastic foam mattresses and pillows that we sell globally in 54 countries primarily under the Tempur® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary visco-elastic foam is temperature sensitive, has a high density and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces. In April 2003, Consumers Digest named one of our products among the eight “best buys” of the mattress industry in the applicable price range in recognition of the strong value it provides to consumers. Consumer surveys commissioned on our behalf over the last several years have indicated that our products achieve satisfaction ratings generally ranging from 80% to 92%. In the three years ended December 31, 2003, our total net sales grew at a compound annual rate of approximately 47%, and for the year ended December 31, 2003, we had total net sales of $479.1 million.

While most standard mattress companies offer pricing discounts through a single channel, we sell our premium mattresses and pillows through multiple channels at full prices. We sell our products through four distribution channels: retail (furniture and specialty stores, as well as department stores internationally); direct (direct response and internet); healthcare (chiropractors, medical retailers, hospitals and other healthcare channels); and third party distributors. In the United States, we sell a majority of our mattresses and pillows through furniture and specialty retailers. We also have a direct response business that generates product sales and enhances awareness of our brand. International sales account for approximately 41.1% of our total net sales, with the United Kingdom, Germany, France, Spain and Japan representing our largest markets. In Asia, our net sales consist primarily of pillows. Internationally, in addition to sales through our retail channel, we sell a significant amount of our products through the healthcare channel and third party distributors.

Market Opportunity

Global Mattress Market

The International Sleep Products Association (ISPA) estimates that the United States wholesale market for mattresses and foundations in 2002 was approximately $4.8 billion. We believe the international mattress market is generally the same size as the domestic mattress market. The international market consists primarily of sales in Canada and Europe. According to ISPA, from 1991 to 2002, mattress units sales grew in the United States at an average of approximately 500,000 units annually, with 21.5 million mattress units sold in the United States in 2002, although sales decreased during the 2000 to 2002 period. We believe a similar number of mattress units were sold outside the United States in 2002. ISPA further estimates that approximately 20% of those mattress units were sold at retail price points greater than $1,000, which is the premium segment of the market we target. Based on information derived from an ISPA report, we believe that the premium segment of the market grew in the United States at an annual rate of 32% in 2002, and is the fastest-growing segment of this market.

Most standard mattresses are made using innersprings and most innerspring mattresses are sold for under $1,000, primarily through retail furniture and bedding stores. Alternatives to standard and premium innerspring mattresses include visco-elastic and other foam mattresses, airbeds and waterbeds. Four large manufacturers (Sealy Corporation, Serta, Inc., Simmons Company and The Spring Air Company) dominate the standard innerspring mattress market in the United States, accounting for approximately 60% of wholesale mattress dollar sales in 2001 according to Furniture/Today, a trade publication. The balance of the United States wholesale mattress market is fragmented, with a large number of other manufacturers, many of which operate primarily on a regional basis. Standard innerspring mattresses represent approximately 80% of the overall mattress market in the United States.

The medical community is also a large consumer of mattresses to furnish hospitals and nursing homes. In the United States, there are approximately 15,400 nursing homes and 5,000 hospitals with a collective bed count in excess of 2.7 million. Medical facilities typically purchase twin mattresses with standard operating functions such as adjustable height and mechanisms to turn patients to prevent pressure ulcers (or bedsores). We believe demographic trends suggest that as the population ages, the healthcare market for mattresses will continue to grow.

Global Pillow Market

Based on our market research, we estimate that the United States retail market for pillows is approximately $1.1 billion. The United States pillow market has a traditional and specialty segment. Traditional pillows are generally made of low cost foam or feathers, other than down. Specialty pillows include all alternatives to traditional pillows, including visco-elastic and other foam, sponge rubber and down. We believe the international pillow market is generally the same size as the domestic pillow market.

Our Market Position

We believe we are the leading global manufacturer, marketer and distributor of visco-elastic foam mattresses and pillows, and we estimate we had an approximate 70% market share in 2002 in both the United States and globally. We believe consumer demand for our premium products in the United States is being driven primarily by increased housing and home furnishing purchases by the baby boom generation; significant growth in our core demographic market as the baby boom generation ages; increased awareness of the health benefits of a better quality mattress; and the shifting consumer preference from firmness to comfort. Our net sales of mattresses, including overlays, have increased from $116.8 million in 2001 to $268.2 million in 2003 (a 51.5% compound annual growth rate), and net sales of pillows have increased from $75.3 million in 2001 to $132.8 million in 2003 (a 32.8% compound annual growth rate). As consumers continue to prefer alternatives to standard innerspring mattresses, our products become more widely available and as our brand gains broader consumer recognition, we expect that our premium products will continue to attract sales away from the standard mattress market.

Competitive Strengths

We believe we are well-positioned for continued growth in our target markets, and that the following competitive strengths differentiate us from our competitors:

Superior Product Offering. Our proprietary visco-elastic foam mattresses and pillows contour to the body more naturally and provide better spinal alignment, reduced pressure points, greater relief of lower back and neck pain, and better quality sleep than traditional bedding products. We believe the benefits of our products have become widely recognized, as evidenced by the more than 25,000 healthcare professionals who recommend our products, and the approval of one or more of our products for purchase or reimbursement by the government healthcare agencies in several European countries. Consumer surveys commissioned on our behalf over the last several years indicate that our products achieve satisfaction ratings generally ranging from 80% to 92%. Net sales of our mattresses, including overlays, have increased from $116.8 million in 2001 to $268.2 million in 2003, and net sales of our pillows have increased from $75.3 million in 2001 to $132.8 million in 2003. Further, we continue to leverage our unique and proprietary manufacturing process to develop new products and refine existing products to meet the changing demands and preferences of consumers. Our innovative products distinguish us from the major manufacturers of standard innerspring mattresses and traditional pillows in the United States, which we believe offer generally similar products and must compete primarily on price.

Increasing Global Brand Awareness. We believe consumers in the United States and internationally increasingly associate our brand name with premium quality products that enable better overall sleep. We sell our products in 54 countries primarily under the Tempur® and Tempur-Pedic® brands. Our Tempur brand has been in existence since 1991 and its global awareness is reinforced by our high level of customer satisfaction. One of our products was recently ranked among the eight “best buys” of the mattress industry in the applicable price range by Consumers Digest, a recognition awarded to products that provide strong value to consumers. In addition, we believe our direct response business and associated multi-channel advertising in our domestic and international markets have enhanced awareness of our brand.

Diversified Product Offerings Sold Globally Through Multiple Distribution Channels.    Our diversified product offerings include mattresses, pillows and other products, primarily adjustable beds, which we sell through multiple distribution channels including retail, direct, healthcare and third party distributor channels. For the year ended December 31, 2003, mattress, pillow and other product sales, primarily adjustable beds, represented 56.0%, 27.7% and 16.3%, respectively, of our total net sales. For the year ended December 31, 2003, our retail channel represented 65.4% of total net sales, with our direct, healthcare and third party distributor channels representing 18.1%, 9.0% and 7.5%, respectively. Domestic and International operations generated 58.9% and 41.1%, respectively, of net sales for the year ended December 31, 2003.

Strong Free Cash Flow Characteristics.    Our business generates significant free cash flow due to the combination of our rapidly growing revenues, strong gross and operating margins, low maintenance capital expenditure and working capital requirements, and limited corporate overhead. Further, our vertically- integrated operations generated an average of approximately $340,000 in net sales per employee in 2003, which we believe is more than 1.5 times the average for three of the major bedding manufacturers in the United States. For the year ended December 31, 2003, our gross margin and net income margin exceeded 53.3% and 7.8%, respectively, on net sales of $479.1 million. In addition, capital expenditures were $32.6 million for this period, of which approximately $4.0 million was related to the maintenance of our existing assets.

Significant Growth Opportunities.    We believe we have significant growth opportunities because we have penetrated only a small percentage of our addressable market. For example, we currently sell our products in approximately 2,700 furniture retail stores in the United States, out of a total of approximately 9,000 stores we have identified as appropriate targets. Similarly, we currently sell our products in approximately 2,700 furniture retail stores outside the United States, out of a total of approximately 7,000 stores we have identified as appropriate targets. Furthermore, we have recently begun to expand our direct response business in our European markets, based on our similar, successful initiatives in the United States and in the United Kingdom, to reach a greater number of consumers and increase our brand awareness. In addition, we currently supply only a small percentage of the approximately 15,400 nursing homes and 5,000 hospitals in the United States (with a collective bed count in excess of 2.7 million). As this healthcare market expands over time, we expect our growth potential in this market will also increase.

Management Team with Proven Track Record.    Since launching our United States operations in 1992, Robert B. Trussell, Jr., has helped grow our company from its early stages into a global business with $479.1 million in total net sales for the year ended December 31, 2003. Furthermore, Mr. Trussell has assembled a highly experienced management team with significant sales, marketing, consumer products, manufacturing, accounting and treasury expertise. From 2001 to 2003, our management team has:

•	further penetrated the United States market, with net sales in our Domestic segment growing from $113.2 million for our predecessor company, Tempur World, Inc., for the year ended December 31, 2001, to $282.2 million in net sales for the year ended December 31, 2003;

•	achieved a compound annual sales growth rate of 47.1% from $221.5 million for our predecessor company for the year ended December 31, 2001 to $479.1 million for the year ended December 31, 2003;

•	expanded our market share in the premium segment of the global mattress industry;

•	improved operating margins;

•	successfully developed and constructed a manufacturing facility in the United States; and

•	improved the efficiency of our product distribution network.

As of March 1, 2004, the management team and certain key employees own approximately 8.8% of our common equity on a fully-diluted basis, after giving effect to the vesting of all outstanding options.

Our Strategy

Our goal is to become the leading global manufacturer, marketer and distributor of premium mattresses and pillows by pursuing the following key initiatives:

Maintain Focus on Core Products.    We believe we are the leading provider of visco-elastic foam mattresses and pillows, which we sell at attractive margins. We utilize a vertically-integrated, proprietary process to manufacture a comfortable, durable and high quality visco-elastic foam. Although this foam could be used in a number of different products, we are currently committed to maintaining our focus primarily on premium mattresses and pillows. We also plan to lead the industry in product innovation and sleep expertise by continuing to develop and market mattress and pillow products that enable better overall sleep and personalized comfort. This strategy has contributed to significant growth in net sales of both mattresses (51.5% compound annual growth rate) and pillows (32.8% compound annual growth rate) over the past three years. We believe our focused sales, marketing and product strategies will enable us to increase market share in the premium market, while maintaining our margins and our ability to generate free cash flow.

Continue to Build Global Brand Awareness.    We plan to continue to invest in increasing our global brand awareness through targeted marketing and advertising campaigns that further associate our brand name with better overall sleep and premium quality products. We estimate that our current advertising campaign yields 2.7 billion consumer “impressions” per month via television, radio, magazines and newspapers. Our high level of customer satisfaction further drives brand awareness through “word-of-mouth” marketing. Consumer surveys commissioned on our behalf over the last several years indicate that our products achieve satisfaction ratings generally ranging from 80% to 92%.

Further Penetrate U.S. Retail Channel.    In the United States, the retail sales division is our largest sales division. Of the 33,000 retail stores in the United States selling mattresses, we have established a target market of over 9,000 potential stores. We plan to build and maintain our base of furniture retailers and specialty retailers. We target retail stores that have significant sales volumes, experience marketing premium products and a corporate image that is consistent with our efforts to further build our brand awareness. In order to continue to penetrate this channel, we have increased our salesforce and have increased the number of personnel who train retail salespersons to sell our products more effectively. We believe we are able to more effectively attract and retain retailers because our premium products provide retailers with higher per unit profits than standard innerspring products.

Continue to Expand Internationally.    We plan to increase international sales growth by further penetrating each of our existing distribution channels. We plan to expand our direct response business, which has increased both sales and brand awareness in the United States. We have already successfully introduced this program to the United Kingdom, and we intend to expand this program to our operations elsewhere in Europe and in Asia. In addition, we are focused on managing our third party distributors, including hiring regional sales managers, establishing training programs and expanding distribution. We will continue to promote our operations in Japan, which now represents a significant portion of our international business. In addition, we intend to further enhance sales growth in our retail channel by attracting new retailers that meet our criteria and by expanding sales within our existing customers’ retail stores through the introduction of new mattress and pillow products tailored for specific markets, continued investment in our brand and ongoing sales and product training and education.

Increase Growth Capacity.    We intend to continue to invest in our operating infrastructure to meet the requirements of our rapidly growing business. Currently, we manufacture our products in two highly automated, vertically-integrated facilities located in Aarup, Denmark and Duffield, Virginia. Over the past three years, we have invested more than $50.0 million to upgrade and expand these facilities. To accommodate our anticipated growth, we plan to invest an additional $75.0 to $100.0 million to increase productivity and expand manufacturing capacity during the next several years, including the development and construction of an additional manufacturing facility in North America. We also plan to continue to enhance our internal information technology systems and our product distribution network, as well as augment our personnel in management sales, marketing and customer service.

Our Products

Our proprietary visco-elastic foam mattresses and pillows contour to the body more naturally and enable better spinal alignment, reduced pressure points, greater relief of lower back and neck pain and better quality sleep compared to standard innerspring products and traditional pillows. Net sales of our mattresses, including overlays, increased from $116.8 million in 2001 to $268.2 million in 2003, and net sales of our pillows increased from $75.3 million in 2001 to $132.8 million in 2003.

Our high-quality, high-density, temperature-sensitive visco-elastic foam distinguishes our products from other products in the marketplace. Visco-elastic foam was originally developed by NASA in 1971 in an effort to relieve astronauts of the g-forces experienced during lift-off, and NASA subsequently made this formula publicly available. The NASA foam originally proved unstable for commercial use. However, after several years of research and development, we succeeded in developing a proprietary formulation and proprietary process to manufacture a stable, durable and commercially viable product. The key feature of our visco-elastic foam is its temperature sensitivity. It conforms to the body, becoming softer in warmer areas where the body is making the most contact with the foam and remaining firmer in cooler areas where less body contact is being made. As the material molds to the body’s shape, the body is supported in the correct anatomical position with the neck and spine in complete therapeutic alignment. The visco-elastic foam also has higher density than other foam, resulting in improved durability and enhanced comfort. In addition, clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of decubitis, or bed sores, a major problem for elderly and bed-ridden patients.

Our core product offerings as of December 31, 2003 are:

Mattresses	Summary Description	Suggested U.S. Retail Price
Classic	• Composed of a patented multi-layered, heat sensitive, visco-elastic foam on top of a 4.5” high resiliency foam base (Airflow System™)	$999-$1,699

• Molds to the exact body shape of the user to evenly distribute weight and eliminate pressure points

• Recommended by over 25,000 healthcare professionals

Deluxe	• Composed of a patented multi-layered, heat sensitive, visco-elastic foam on top of two 3” high resiliency foam layers (Dual Airflow System™)	$1,249-$2,099

• Molds to the exact body shape of the user to evenly distribute weight and eliminate pressure points

• Specially designed to fit on platform frames

CelebrityBed	• Our highest profile bed, with a total height of 13”	$1,999-$2,999

•      Composed of a patented multi-layered, heat sensitive, visco-elastic foam on top of two 3” high resiliency foam layers (Dual Airflow System™), together with a pillowtop layer of six individual comfort sheets filling a specially designed cover

• Molds to the exact body shape of the user to evenly distribute weight and eliminate pressure points

Medical	• Designed to provide high level therapeutic pressure management for institutional and homecare providers	$999

• Proven to help prevent and treat pressure ulcers (bed sores)

• Features waterproof cover

Overlays	• Provides therapeutic, pressure-relieving support	$500-$950

• Ideally suited for camping, recreational vehicles and overnight guests

• Available in most standard sizes

Pillows

Comfort	• “Micro-cushions” fill a specially designed cover	$125

• Provides plush and pressure-relieving comfort in a luxurious, traditional pillow style

Cervical	• Therapeutic, dual-lobed design provides proper neck/ spine alignment	$70-$165

• Available in a variety of sizes

Millennium	• Patented design provides proper neck alignment and therapeutic support for sleeping on back or side	$99-$125

Other

Adjustable Beds	• Highest quality and most advanced adjustable bed available	$1,300-$2,800

• Mattress easily molds to shape of base to stay in place and perform better than other mattresses

Marketing and Sales

We believe we are the leading worldwide manufacturer, marketer and distributor of premium visco-elastic foam mattresses and pillows. While primarily a wholesaler, we market directly to consumers in the United States and the United Kingdom and have recently begun to expand similar programs in Europe. Our marketing strategy is to increase consumer awareness of the benefits of our visco-elastic foam products and to further associate our brand name with better overall sleep and premium quality products. We position our products as high-end, high-tech, functional and unique products, which we sell at full retail prices.

We have four distribution channels: retail, direct, healthcare and third party.

Channel	Summary Description	2003 Net Sales % Mix
		U.S.	Non-U.S.

Retail	• This channel is our fastest growing sales channel and is driven by a sales team dedicated to introducing our products to traditional furniture and bedding retailers. We work with and target furniture retailers, sleep shops, specialty back and gift stores, home stores and international department stores.	68%	62%

Direct	• This channel sells products directly to consumers through our call center operations in the United States and Europe. Advertising channels include television, magazines, radio and newspapers.	27%	6%

Healthcare	• We sell to chiropractors, physical therapists, massage therapists, sleep clinics, other medical professionals and medical retailers that could utilize our products to treat patients or recommend and/or sell them to their clients. In addition, we work closely with hospitals, nursing homes, and medical equipment providers to place our products in facilities where they will receive general public use.	3%	17%

Third Party Distributors	• We have successfully expanded distribution into smaller international markets by utilizing third party distributors. Our approach to these developing markets has allowed us to build sales, marketing and brand awareness with minimal capital risk.	2%	15%

Retail

We are currently positioned in approximately 5,400 furniture stores worldwide. In the United States, the largest sales division is the retail sales division, which currently sells to approximately 1,500 specialty retail and approximately 2,700 furniture stores. We plan to build and maintain our base of specialty retail stores. In addition, since 2000, we have prioritized expanding our products into more traditional furniture stores in both the United States and Europe. We now sell our products in approximately 2,700 such stores in Europe and approximately 2,700 in the United States.

As of December 31, 2003, we had approximately 210 employees in our worldwide retail sales force, including regional sales managers, trainers, sales representatives and regional vice presidents. Our sales force develops this channel through identifying and contacting potential targets, trade publication advertising, presentations at trade shows and referrals. Our sales force seeks to convince potential accounts to stock our products based on our superior product offerings, strong brand awareness and attractive margins. As part of our marketing and sales effort in the United States, our trainers train in-store personnel in our products and their benefits in order to make the in-store personnel more effective sellers of our products, and we often provide mattresses and pillows to these in-store personnel so that they become personally familiar with the benefits of our products.

Direct

Our direct response marketing in the United States and United Kingdom targets customers through television, radio, magazine and newspaper product offering advertisements. Sales from this division in the United States has grown from $7.0 million in 1997 to $75.0 million in 2003. During the same period in the United Kingdom, direct sales increased from $1.0 million to $11.9 million. Growth in direct response is primarily a function of advertising, which we intend to increase over the next three years. We have recently introduced a direct response program in certain European markets to replicate the success achieved in the United States and the United Kingdom. Most direct response sales orders are taken through responding to in-bound telephone calls, although some orders are also accepted through the internet. We will seek to increase the portion of direct sales orders taken over the internet in order to make our direct sales process more efficient.

As of December 31, 2003, we had approximately 50 employees in our worldwide direct response sales force.

Healthcare

Our healthcare sales division offers medical mattresses, pillows and wheelchair cushions to the worldwide medical market. The structure of our healthcare business varies according to the local market. Within our healthcare channel, approximately 25,000 healthcare professionals recommend and/or sell our products to their patients; medical retailers, including pharmacists; and hospitals and nursing homes. Our principal markets in this channel are in the United States and in Europe, in Germany, Sweden, Norway and Spain. In each of our local markets, we operate our healthcare business on a local basis with direct sales forces and telemarketing programs. As of December 31, 2003, we had approximately 35 employees in our healthcare channel worldwide.

Our healthcare sales division in the United States, which we refer to as Tempur Medical, began primarily through indirect sales of our mattresses and pillows through a network of medical professionals, and has grown to include direct sales to hospitals, nursing homes and medical retailers. In 2001, we developed a joint initiative with Swiss-American Products, Inc., a wound care management company in the nursing home market, to address the use of our products to help prevent and treat pressure ulcers (or bed sores). We believe that this is a large potential market for our products, including approximately 15,400 nursing homes in the United States with a total bed count in excess of 1.7 million beds, and that this market should expand over time as the baby boom generation ages. We now sell products to five major nursing home chains, which operate a total of more than 85 facilities. We believe this program can be expanded to aid nursing homes across the United States, which currently face sizeable lawsuits regarding damages resulting from bed sores. Our products can help prevent these injuries and the subsequent lawsuits against nursing homes, thus helping both the patient and caregiver.

As part of our marketing to the healthcare channel, we offer the Tempur Ultimate Skin Management Program, under which we provide a $250,000 indemnity reimbursement for pressure ulcer claims for nursing home facilities in compliance with the program. If a facility is in complete compliance with the program, but nevertheless becomes liable for a pressure sore claim, we will pay up to $250,000. To date, we have never had a claim, and we have insurance to mitigate our risk with respect to this indemnity.

Third Party

We have entered into written and verbal arrangements with third party distributors located in Eastern Europe, Asia/Pacific, the Middle East, Central and South America and Canada and Mexico. We utilize third party distributors to serve markets that are currently outside the range of our wholly-owned subsidiaries, which has enabled us to reach new markets with minimal capital investment. We have recently made an additional investment in personnel to manage and grow this important form of product distribution, and have restructured our organization to better track and manage our third party distribution arrangements.

Operations

Manufacturing and Related Technology

Our products are manufactured at plants in Aarup, Denmark and Duffield, Virginia, both of which we own. Much of the sewing and production of mattress and pillow covers is outsourced to third party suppliers.

The Danish plant has undergone several major plant expansions in the past five years, including an $11.5 million facility expansion in 1999. The Danish plant is approximately 440,000 square feet, which we plan to expand to double its mattress production capacity. The opening of the Virginia plant in 2001 has provided needed capacity while reducing working capital. In February 2004, we completed the expansion of our Virginia plant, which is now approximately 540,000 square feet.

In order to continue to increase productivity and expand our manufacturing capacity, we plan to develop and construct a third manufacturing facility which will be located in Albuquerque, New Mexico.

Our foam is a polyurethane product manufactured from polyol and proprietary additives. We limit the number of individuals who know or have access to the exact formula and manufacturing processes to make the foam. Our manufacturing process begins with the material used to make the foam being mixed and poured into molds for pillows or formed into slabs for mattresses. For mattresses, the foam is then cut into appropriate sizes which are laminated before covering and shipping.

Suppliers

We currently obtain all of the materials used to produce our visco-elastic foam from outside sources. We currently acquire almost all our polyol, an industrial commodity based on petroleum, from two suppliers with a number of manufacturing locations around the world. We purchase proprietary additives from a number of vendors, including one from whom we are obligated to purchase minimum quantities. We expect to continue these supplier relationships for the foreseeable future. We do not consider ourselves dependent upon any single outside vendor as a source of raw materials and believe that sufficient alternative sources of supply for the same or similar raw materials are available.

Distribution

We recently launched two key supply chain initiatives developed to improve the overall efficiency of our product distribution network. We believe these initiatives will optimize management of our inventories throughout our network, enable us to meet or exceed our targeted delivery goals and enhance our customer service levels.

The first initiative is the design and implementation of a $1.6 million warehouse management system. This system provides network-wide scan, bar code and electronic processing capabilities for receipt, movement and shipment transactions for all distribution center activities. Additionally, we redesigned our distribution network by implementing a two-tier network structure. The first tier consists of three regional distribution centers, with a fourth scheduled to open in 2004. These regional centers provide inventories that service both our high volume retail customers and replenish our second tier distribution centers. The second tier consists of 16 home delivery service centers located throughout the United States, which are replenished as required with custom assembled truckloads of product that meet location-specific demand requirements. We use third party delivery services to transport our products from our distribution centers to our customers.

Research and Development

We continuously seek to improve our products’ performance and benefits. Through consumer surveys and consumer focus groups, we seek feedback on a regular basis to help enhance our products. Since the introduction of our first product in 1991, we have continued to improve and expand our product line, including new mattresses and pillows for all channels. In addition to our research and development efforts, we also devote significant efforts to product development as part of our sales and marketing operations. We intend to increase our spending on research and development efforts in order to continue providing superior and innovative mattress and pillow products to our target markets, as well as develop new consumer products using our proprietary visco-elastic foam.

Competition

The mattress and pillow industries are highly competitive. Participants in the mattress and pillow industries have traditionally competed primarily based on price. Our premium mattresses compete with a number of different types of premium and standard mattress alternatives, including innerspring mattresses, foam mattresses, waterbeds, futons, air beds and other air-supported mattresses that are sold through a variety of channels, including furniture stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs. The pillow industry is characterized by an extremely large number of competitors, none of which is dominant.

The standard mattress market is dominated by four large manufacturers of innerspring mattresses with nationally recognized brand names, Sealy, Serta, Simmons and Spring Air. These four competitors also offer premium innerspring mattresses and collectively have a significant share of the premium mattress market in the United States. Select Comfort Corporation competes in the premium specialty mattress market and focuses on the air mattress market segment. The balance of the mattress market is served by a large number of other manufacturers, primarily operating on a regional basis. Many of these competitors and, in particular, the four largest manufacturers named above, have greater financial, marketing and manufacturing resources and better brand name recognition than our products and sell their products through broader and more established distribution channels. We also believe that a number of companies have begun to offer foam mattress products similar to our products.

Intellectual Property

We hold various United States and foreign patents and patent applications regarding certain elements of the design and function of our products, including our Combi and Deluxe mattress products, and our Millennium, Comfort and Leg-Spacer pillow products, among others. We have eight issued United States patents, expiring at various points between 2013 and 2021, and ten United States patent applications pending. We also hold approximately thirty-two foreign patents and have approximately fourteen foreign patent applications pending. Notwithstanding these patents and patent applications, we cannot assure you that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products. In addition, the principal product formula and manufacturing processes for our visco-elastic foam products are not patented. To our knowledge, no third party has asserted a claim against us alleging that any element of our product infringes or otherwise violates any intellectual property rights of any third party.

We hold approximately 89 trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. Tempur® and Tempur-Pedic® are trademarks registered with the United States Patent and Trademark Office. We have a number of other registered marks, including Swedish Sleep System® and Tempur-Med®, and our Tempur-Pedic logo is registered. In addition, we have United States applications pending for additional marks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each United States trademark registration is renewable indefinitely as long as the mark remains in use. We periodically review our portfolio of patents, patent applications, trademarks, trademark registrations and trademark registration applications, as well as our business plans, to determine whether our intellectual property portfolio is appropriately aligned with our business. Accordingly, we sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances. In addition, due to the uncertainties inherent in prosecuting patent applications and trademark registration applications, sometimes patent applications and trademark applications are rejected and we subsequently abandon them. In other circumstances, applications are allowed and either issue as patents or are registered. We are not aware of any material claims of infringement or other challenges asserted against our right to use these marks.

Governmental Regulation

Our operations are subject to state, local and foreign consumer protection and other regulations relating to the mattress and pillow industry. These regulations vary among the states and countries in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations.

The U.S. Consumer Product Safety Commission and various state regulatory agencies are considering new rules relating to fire retardancy standards for the mattress and pillow industry. The State of California plans to adopt new fire retardancy standards effective in 2005. We have developed product solutions that should allow us to meet the new standards without adding significant costs to our products. Because the new standards have not been finally determined, however, no assurance can be given that our solutions will enable us to meet the new standards. We expect that any required product modifications will add cost to our product. Many foreign jurisdictions also regulate fire retardancy standards, and changes to these standards and changes in our products that require compliance with additional standards would raise similar risks.

Information Systems

We use technology to support our business and reduce operating costs, enhance our customer service and provide real-time information to manage our business. We use technology platforms from market leaders such as Microsoft, Oracle and Hyperion to run both packaged applications and internally developed systems. We have purchased upgraded replacements for the majority of our technology infrastructure over the past several years as equipment has come off of lease. Our major systems include manufacturing resource planning, direct marketing and customer service in-bound/out-bound telemarketing systems, e-commerce systems, retail partners support systems, Oracle ERP and Hyperion financial reporting systems.

The retail, direct marketing, customer service, and e-commerce applications are interfaced together to provide a fully integrated view of our customers and their activities across sales channels. Our Oracle based ERP applications include modules in support of our finance and distribution operations. We are currently upgrading our Oracle applications to the 11i version to provide significantly more flexibility, functionality and productivity cost savings. Our Microsoft-based manufacturing systems provide integrated resource planning and cost accounting applications to provide support for our manufacturing operations.

We use our own employees, supplemented by consultants and contractors, to deliver and maintain our technology systems and assets. Outsourcing is occasionally used for cost effectiveness or strategic reasons. We have a disaster recovery plan in place.

Employees

As of December 31, 2003, we have approximately 1,020 employees, with approximately 420 in the United States, 300 in Denmark and 300 in the rest of the world. As of December 31, 2003, we have approximately 360 employees in sales and marketing, 450 employees in manufacturing, 130 employees in general and administrative, 75 employees in warehouse operations, and 5 employees in research and development, and a number of part-time employees. Our employees in Denmark are under a government labor union contract. None of our United States employees are covered by a collective bargaining agreement. We believe our relations with our employees are generally good.

Risk Factors

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We operate in the highly competitive mattress and pillow industries, and if we are unable to compete successfully, we may lose customers and our sales may decline.

Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. Our premium mattresses compete with a number of different types of mattress alternatives, including standard innerspring mattresses, other foam mattresses, waterbeds, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs.

Many of our competitors have greater financial, marketing and manufacturing resources and better brand name recognition than our brand, and sell their products through broader and more established distribution channels. In addition, we believe that a number of companies now offer foam mattress products similar to our visco-elastic foam mattresses and pillows. These competitors or other mattress manufacturers may aggressively pursue the visco-elastic foam mattress market. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results by causing our products to lose market share. In addition, should any of our competitors reduce prices on premium mattress products, we may be required to implement price reductions in order to remain competitive, which could significantly impair our liquidity and profitability. The pillow industry is characterized by a large number of competitors, none of which is dominant, but many of which have greater resources than us and greater brand name recognition for their products than us.

We may be unable to effectively manage our growth, which could reduce our liquidity and profitability.

We have grown rapidly, with our net sales increasing from approximately $221.5 million in 2001 to approximately $479.1 million for the year ended December 31, 2003. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. Our growth may strain these resources to the point where they are no longer adequate to support our operations, which would require us to make significant expenditures in these areas. To manage growth effectively, we must:

•	significantly increase the volume of products manufactured at our manufacturing facilities;

•	continue to enhance our operational, financial and management systems, including our database management, tracking of inquiries, inventory control and product distribution network; and

•	expand, train and manage our employee base.

We may not be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business, financial condition and operating results.

Our senior management team has not worked together as a group for a significant period of time, and may not be able to effectively manage our business.

Several members of our senior management team have been hired since 2001. As a result, our senior management team has not worked together as a group for a significant period of time. Our senior management team’s lack of shared experience could have an adverse effect on its ability to quickly and efficiently respond to problems and effectively manage our business.

We may be unable to sustain growth or profitability, which could impair our ability to service our indebtedness and make investments in our business.

Our ability to service our increased level of indebtedness depends, to a significant extent, on our ability to grow our business while maintaining profitability. We may not be able to sustain growth or profitability on a quarterly or annual basis in future periods. There is a limit to the extent to which we can effectively grow in our current business model and we do not know whether we are at or near that limit. Further, our future growth and profitability will depend upon a number of factors, including without limitation:

•	the level of competition in the mattress and pillow industry;

•	our ability to continue to successfully execute our strategic initiatives and growth strategy;

•	our ability to effectively sell our products through our distribution channels in volumes sufficient to drive growth and leverage our cost structure and advertising spending;

•	our ability to continuously improve our products to offer new and enhanced consumer benefits, better quality and reduced costs;

•	our ability to maintain efficient, timely and cost-effective production and delivery of our products;

•	the efficiency and effectiveness of our advertising campaign and other marketing programs in building product and brand awareness, driving traffic to our distribution channels and increasing sales;

•	our ability to successfully identify and respond to emerging trends in the mattress and pillow industry;

•	our ability to maintain public association of our brand with premium products, including overcoming any impact on our brand caused by some of our customers seeking to sell our products at a discount to our recommended price;

•	the level of consumer acceptance of our products; and

•	general economic conditions and consumer confidence.

We may not be successful in executing our growth strategy and even if we achieve our strategic plan, we may not be able to sustain profitability. Failure to successfully execute any material part of our strategic plan or growth strategy could significantly impair our ability to service our indebtedness and make investments in our business.

An increase in our return rates or an inadequacy in our warranty reserves could reduce our liquidity and profitability.

Part of our domestic marketing and advertising strategy in certain domestic channels focuses on providing a 90-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the year ended December 31, 2003, in the United States we had approximately $27.6 million in returns for a return rate of approximately 9.4% of our total sales in the United States. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited 20-year warranty on mattresses sold in the United States and a limited 15-year warranty on mattresses sold outside of the United States. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing. If our warranty reserves are not adequate to cover future warranty claims, their inadequacy could have a material adverse effect on our liquidity and profitability if our warranty costs exceed our reserves.

We may face exposure to product liability, which could reduce our liquidity and profitability and reduce consumer confidence in our products.

We face an inherent business risk of exposure to product liability claims if the use of any of our products results in personal injury or property damage. In the event that any of our products prove to be defective, we may be required to recall or redesign those products. We maintain insurance against product liability claims, but such coverage may not continue to be available on terms acceptable to us or be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage could impair our liquidity and profitability, and any claim or product recall that results in significant adverse publicity against us, could result in consumers purchasing fewer of our products, which would also impair our liquidity and profitability.

Regulatory requirements may require costly expenditures and expose us to liability.

Our products and our marketing and advertising programs are and will continue to be subject to regulation in the United States by various federal, state and local regulatory authorities, including the Federal Trade Commission and the U.S. Food and Drug Administration. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products. Compliance with these regulations may have an adverse effect on our business. For example, compliance with anticipated changes in fire resistance laws may be costly and could have an adverse impact on the performance of our products. The U.S. Consumer Product Safety Commission and various state regulatory agencies are considering new rules relating to fire retardancy standards for the mattress and pillow industry. The State of California plans to adopt new fire retardancy standards effective in 2005, that have yet to be fully defined. Such new rules may adversely affect our costs, manufacturing processes and materials. We are developing product solutions that should allow us to meet the new standards. Because the new standards have not been finally determined, however, our solutions may prove inadequate in enabling us to meet the new standards. We expect that any required product modifications will add cost to our product. Many foreign jurisdictions also regulate fire retardancy standards, and changes to these standards and changes in our products that require compliance with additional standards would raise similar risks.

Our marketing and advertising practices could also become the subject of proceedings before regulatory authorities or the subject of claims by other parties. In addition, we are subject to federal, state and local laws and regulations relating to pollution, environmental protection and occupational health and safety. We may not be in complete compliance with all such requirements at all times. We have made and will continue to make capital and other expenditures to comply with environmental and health and safety requirements. If a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable and the amount of such liability could be material.

Allegations of the possibility of price fixing in the mattress industry could increase our costs or otherwise adversely affect our operations.

Our retail pricing policies are subject to antitrust regulations. If federal or state regulators initiate investigations into our pricing policies, our efforts to respond could force us to divert management resources and incur significant unanticipated costs. If the investigation resulted in a charge that our pricing practices or policies were in violation of applicable antitrust regulations, we could be subject to significant additional costs of defending such charges in a variety of venues and, ultimately, if there were an adjudication that we were in violation of federal, state or other antitrust laws, there could be an imposition of damages for persons injured, as well as injunctive relief. Any requirement that we pay fines or damages could decrease our liquidity and profitability, and any investigation that requires significant management attention or causes us to change our business practices could disrupt our operations, also resulting in a decrease in our liquidity and profitability.

Our product development and enhancements may not be successful, which could reduce our ability to compete and our revenues and profitability.

Our business focuses on mattresses and pillows made with our visco-elastic foam, and we are vulnerable to shifting consumer tastes and demands. Our growth and future success will depend, in part, upon our ability to enhance our existing products and to develop and market new products on a timely basis that respond to customer needs and achieve market acceptance. We may not be successful in developing or marketing enhanced or new products, and such products may not be accepted by the market.

We are subject to risks from our international operations, such as increased costs and the potential absence of intellectual property protection, which could impair our ability to compete and our profitability.

We currently conduct international operations in 15 countries directly and in 39 additional countries through distributors, and we may pursue additional international opportunities. We generated approximately 41.1% of our net sales from non-U.S. operations during the year ended December 31, 2003, and international suppliers provided a significant portion of our manufacturing material during this period. Our international operations are subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, the potential unavailability of intellectual property protection and labor issues.

Because we depend on our significant customers, a decrease or interruption in their business with us would reduce our sales and profitability.

Our top five customers, collectively, accounted for 22.0% of our net sales for the year ended December 31, 2003. During this period, our largest customer, Brookstone Company, Inc., accounted for 8.2% of our net sales. Many of our customer arrangements, including the one with Brookstone, are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could have a material adverse effect on our liquidity and profitability.

In the future, retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell our products to them on favorable terms, if at all. Our loss of significant customers would impair our sales and profitability and have a material adverse effect on our business, financial condition and results of operations.

We are subject to the possible loss of our third party distributor arrangements and disruption in product distribution in markets outside the range of our wholly-owned subsidiaries, which would reduce our sales and profitability.

We have third party distributor arrangements in the Asia/Pacific, Middle East, Eastern Europe, Central and South America, Canada and Mexico markets that are currently outside the range of our wholly-owned subsidiaries. Most of these arrangements provide for exclusive rights for such distributors in a designated territory. If our third party distributors cease distributing our products, sales of our products may be adversely affected because we may not be able to find replacement third party distributors or negotiate arrangements with such replacement third party distributors that are as favorable to us. In addition, under the laws of the applicable countries, we may have difficulty terminating these third party distributor arrangements if we choose to do so.

Our advertising expenditures may not result in increased sales or generate the levels of product and brand name awareness we desire and we may not be able to manage our advertising expenditures on a cost-effective basis.

A significant component of our marketing strategy involves the use of direct marketing to generate sales. Future growth and profitability will depend in part on the effectiveness and efficiency of our advertising expenditures, including our ability to:

•	create greater awareness of our products and brand name;

•	determine the appropriate creative message and media mix for future advertising expenditures;

•	effectively manage advertising costs, including creative and media, to maintain acceptable costs per inquiry, costs per order and operating margins; and

•	convert inquiries into actual orders.

Our advertising expenditures may not result in increased sales or generate sufficient levels of product and brand name awareness and we may not be able to manage such advertising expenditures on a cost effective basis.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks, and this loss of a competitive advantage could decrease our profitability and liquidity.

We rely on trade secrets to protect the design, technology and function of our visco-elastic foam and our products. To date, we have not sought United States or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing visco-elastic foam and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on aspects of our manufacturing processes. However, the principal product formula and manufacturing processes for our visco-elastic foam and our products are not patented. We own eight United States patents, and we have ten United States patent applications pending. Further, we own approximately thirty-two foreign patents, and we have approximately fourteen foreign patent applications pending. In addition, we hold approximately 89 trademark registrations worldwide. We own United States and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

Although our trademarks are currently registered in the United States and registered or pending in thirty foreign countries, they could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against it. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. In addition, if we incur significant costs defending our trademarks that could also decrease our liquidity and profitability. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. Furthermore, our patents may not provide meaningful protection and patents may never be issued for our pending patent applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

In addition, the laws of certain foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the United States or the European Union. Third parties, including competitors, may assert intellectual property infringement or invalidity claims against us that could be upheld. Intellectual property litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to protect our trade secrets or proprietary technology or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all.

We are subject to fluctuations in the cost of raw materials, and increases in these costs would reduce our liquidity and profitability.

The major raw materials that we purchase for production are polyol, an industrial commodity based on petroleum, and proprietary additives. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Our financial condition or results of operations may be materially and adversely affected by increases in raw material costs to the extent we are unable to pass those higher costs to our customers.

Loss of suppliers and disruptions in the supply of our raw materials could increase our costs of production and reduce our ability to compete effectively.

We currently obtain all of the materials used to produce our visco-elastic foam from outside sources. We currently acquire almost all of our polyol from two suppliers. If we were unable to obtain polyol from these suppliers, we would have to find replacement suppliers. Any substitute arrangements for polyol might not be on terms as favorable to us. In addition, we purchase proprietary additives from a number of vendors, including one from whom we are obligated to purchase minimum quantities. We may not be able to prevent an interruption of production if any supplier were to discontinue supplying us for any reason. We maintain relatively small supplies of our raw materials on-site, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales, or could cause an increase in our cost of sales, and either of these results could decrease our liquidity and profitability. In addition, we outsource much of the sewing and cutting of our mattress and pillow covers to Poland and the Ukraine. If we were no longer able to outsource this labor, we could source it elsewhere at a higher cost. To the extent we are unable to pass those higher costs to our customers, those costs could reduce our gross profit margin, which could result in a decrease in our liquidity and profitability.

We may be adversely affected by fluctuations in exchange rates, which could affect the costs of our products and our ability to sell our products in foreign markets.

Approximately 41% of our net sales were received or denominated in foreign currency for the year ended December 31, 2003. As a result, we are exposed to foreign currency exchange rate risk, primarily with respect to changes in value of certain foreign currency denominated assets and liabilities of our Denmark manufacturing operations. Although we have in the past entered into hedging transactions to manage this risk and expect that we will continue to do so in the future, the hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part II of this report.

For the purposes of financial reporting, any change in the value of foreign currency against the United States Dollar during a given financial reporting period would result in a foreign exchange gain or loss on the translation of any United States Dollar-denominated debt into such foreign currency. We do not enter into hedging transactions to hedge this risk. Consequently, our reported earnings and financial position debt could fluctuate materially as a result of foreign exchange gains or losses. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part II of this report.

We produce all of our products in two manufacturing facilities, and unexpected equipment failures, delays in deliveries or catastrophic loss may lead to production curtailments or shutdowns.

We manufacture all of our products at our two facilities in Aarup, Denmark and Duffield, Virginia. An interruption in production capabilities at these plants as a result of equipment failure could result in our inability to produce our products, which would reduce our sales and earnings for the affected period. In addition, we generally deliver our products only after receiving the order from the customer or the retailer and thus do not hold large inventories. In the event of a stoppage in production at either of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. For example, our third party carrier could potentially be unable to deliver our products within acceptable time periods due to a labor strike or other disturbance in its business. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and harm our profitability. We have introduced new distribution programs to increase our ability to deliver products on a timely basis, but if we fail to deliver products on a timely basis, we may lose sales which could decrease our liquidity and profitability. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss.

If we are unable to expand our manufacturing capacity on a timely basis, we may not be able to meet the anticipated demand for our products, and if the cost of building these expansions exceeds our estimates, it may have a material adverse affect on our liquidity. In March 2003, we began construction on an addition to our United States manufacturing facility. Total capital expenditures related to this expansion were $17.9 million for 2003, with an additional $1.3 million expected for completion in the first quarter of 2004. Additionally, we plan to begin construction on an expansion of mattress production capacity in our Denmark manufacturing facility in the first quarter of 2004. Total capital expenditures related to this expansion were $2.4 million for 2003 and we expect total capital expenditures related to that expansion to be approximately $16.0 million in 2004. In May 2003, we engaged a site selection firm to assist us in selecting a location for our third manufacturing facility, which will be located in Albuquerque, New Mexico. This facility is currently expected to require capital expenditures of approximately $45.0 million and to be completed by the fourth quarter of 2006. If our expansion is delayed, we may not have the manufacturing capacity necessary to meet anticipated future demand for our products. In addition, if our capital expenditures exceed our estimates, our liquidity and profitability could be impaired.

Our controlling shareholders may have interests that conflict with yours.

As of March 1, 2004, TA and FFL together own 61.3% of Tempur-Pedic International’s voting securities on a fully diluted basis, after giving effect to the vesting of all unvested options. TA and FFL together control Tempur-Pedic International’s affairs and policies. Circumstances may occur in which the interests of these shareholders could be in conflict with your interests. In addition, these shareholders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to you. In connection with the recapitalization, TA, FFL and other equityholders of Tempur-Pedic International received a dividend of approximately $160.0 million as a return of capital.

A deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of December 31, 2003, we had approximately 1,020 full-time employees, with approximately 420 in the United States, 300 in Denmark and 300 in the rest of the world. The employees in Denmark are under a government labor union contract but those in the United States are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

The loss of the services of any members of our senior management team could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

We depend on the continued services of our senior management team. The loss of such key personnel could have a material adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. We do not maintain key-person insurance for members of our senior management team other than Robert B. Trussell, Jr. We may have difficulty replacing members of our senior management team who leave and, therefore, the loss of the services of any of these individuals could harm our business.

Our leverage limits our flexibility and increases our risk of default.

As of December 31, 2003, on a pro forma basis giving effect to the redemption in January 2004 of $52.5 million of 10¼% Senior Subordinated Notes due 2010 issued by our subsidiaries Tempur-Pedic, Inc. and Tempur Production USA, Inc., which we refer to herein as the “senior subordinated notes”, the book value of our long-term debt was $324.0 million. In addition, as of December 31, 2003, our stockholders’ equity was $122.7 million. Our high degree of leverage could have important consequences to you, such as:

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete and increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain in the future additional financing we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements;

•	requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, which will reduce the availability of cash flow to fund working capital, capital expenditures, product development, acquisitions and other corporate requirements; and

•	placing us at a competitive disadvantage compared to competitors who are less leveraged and have greater financial and other resources.

In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities. In addition, our failure to comply with these covenants may result in an event of default. If such event of default is not cured or waived, we may suffer adverse effects on our operations, business or financial condition, including acceleration of our debt.

Our ability to meet our debt obligations and to reduce our indebtedness will depend on our future performance, which depends partly on general economic conditions and financial, business, political and other factors that are beyond our control. We may not be able to continue to generate cash flow from operations at or above current levels and meet our cash interest payments on all of our debt and other liquidity needs. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on the senior subordinated notes or our other debt, we may have to sell assets, seek additional capital or restructure or refinance our debt. We may not be able to pay or refinance our debt on acceptable terms or at all. Our ability to refinance all or a portion of our debt or to obtain additional financing is substantially limited under the terms of the indenture governing the senior subordinated notes and the amended senior credit facilities. Under the terms of our debt instruments, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, which would exacerbate the risks associated with our substantial leverage.

If our business plans change or if general economic, financial or political conditions in any of our markets or competitive practices in our industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our business, the anticipated cash needs of our business as well as the conclusions as to the adequacy of the available sources could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. However, our ability to raise additional capital, if necessary, is subject to a variety of additional factors, including the commercial success of our operations, the volatility and demand of the capital and lending markets and the future market prices of our securities.

We are vulnerable to interest rate risk with respect to our debt, which could lead to an increase in interest expense.

We are subject to interest rate risk in connection with our issuance of variable rate debt under our amended senior credit facilities. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on the unhedged portion of our floating rate indebtedness would increase by $2.2 million for each 1% increase in interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk” under Part II of this report.

There may not be an active, liquid trading market for our common stock.

We completed an initial public offering of our common stock on December 23, 2003. If an active, liquid trading market for our common stock does not develop or is not maintained, you may not be able to sell your shares of our common stock quickly or at the market price. The initial public offering price of our common stock was determined by negotiation between us and representatives of the underwriters based upon a number of factors and may not be indicative of prices that will prevail now that we are a public company. The market price of our common stock may decline below the initial public offering price, and you may not be able to resell your shares of our common stock at or above the initial offering price.

Our stock price will likely be volatile, your investment could decline in value, and we may incur significant costs from class action litigation.

The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	actual or anticipated variations in our quarterly operating results, including those resulting from seasonal variations in our business;

•	introductions or announcements of technological innovations or new products by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to patent our products and technologies;

•	changes in our financial estimates by securities analysts;

•	conditions or trends in the specialty bedding industry;

•	additions or departures of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	regulatory developments in the United States and abroad; and

•	economic and political factors.

In addition, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to operating performance. These broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in potential liabilities, substantial costs, and the diversion of our management’s attention and resources, regardless of the outcome.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 1, 2004, there were 97,408,426 shares of our common stock outstanding. All of the 21,562,500 shares of our common stock sold in the initial public offering described under “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters” of Part II of this report are freely transferable without restriction or further registration under the Securities Act of 1933, except for those shares of our common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties.

Although substantially all our stockholders agreed with our underwriters to be bound by a 180-day lock-up agreement that prohibits these holders from selling or transferring their stock, except in limited circumstances, before June 15, 2004, the underwriters, at their discretion, can waive the restrictions of the lock-up agreement at an earlier time without prior notice or announcement and allow our stockholders to sell their shares of our common stock. If the restrictions of the lock-up agreement are waived, shares of our common stock will be available for sale into the market, subject only to applicable securities rules and regulations, which would likely reduce the market price for shares of our common stock.

In addition, on December 24, 2003, we registered up to 14,982,532 shares of our common stock reserved for issuance upon the exercise of options granted or reserved for grant under our 2002 Stock Option Plan, our 2003 Equity Incentive Plan and our 2003 Employee Stock Purchase Plan on a registration statement on Form S-8 (File No. 333-111545). Stockholders can sell these shares in the public market upon issuance, subject to restrictions under the securities laws and any applicable lock-up agreements.

Our current principal stockholders own a large percentage of our common stock and could limit you from influencing corporate decisions.

As of March 1, 2004, our executive officers, directors, current principal stockholders, and their respective affiliates beneficially own, in the aggregate, approximately 70.3% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to control substantially all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

Provisions of Delaware law and our charter documents could delay or prevent an acquisition of us, even if the acquisition would be beneficial to you.

Provisions of Delaware law and our certificate of incorporation and by-laws could hamper a third party’s acquisition of us, or discourage a third party from attempting to acquire control of us. You may not have the opportunity to participate in these transactions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

These provisions include:

•	our ability to issue preferred stock with rights senior to those of the common stock without any further vote or action by the holders of our common stock;

•	the requirements that our stockholders provide advance notice when nominating our directors; and

•	the inability of our stockholders to convene a stockholders’ meeting without the chairperson of the board, the president, or a majority of the board of directors first calling the meeting.

We do not anticipate paying dividends on our capital stock in the foreseeable future.

In August 2003, in connection with the recapitalization described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this report, we paid approximately $160.0 million to our equityholders as a return of capital and we do not anticipate paying any dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of the instruments governing our existing debt and any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

You may be unable to pursue claims against Arthur Andersen, the independent auditors who audited financial statements of our predecessor company.

Arthur Andersen LLP, independent auditors, have audited the consolidated financial statements of our predecessor company as of December 31, 2001, and for the year ended December 31, 2001, as set forth in their report. We have included these consolidated financial statements of our predecessor company in this report in reliance on Arthur Andersen LLP’s report, given on their authority as experts in accounting and auditing.

In June 2002, Arthur Andersen LLP was convicted of federal obstruction of justice charges. As a result of its conviction, Arthur Andersen has ceased operations and is no longer in a position to reissue its audit reports or to provide consent to include financial statements reported on by it in this prospectus. Because Arthur Andersen has not reissued its reports and because we are not able to obtain a consent from Arthur Andersen, you will be unable to sue Arthur Andersen for material misstatements or omissions, if any, in this prospectus, including the financial statements covered by its previously issued reports. Even if you have a basis for asserting a remedy against, or seeking recovery from, Arthur Andersen, we believe that it is unlikely that you would be able to recover damages from Arthur Andersen.

ITEM 2. PROPERTIES

We operate in 54 countries and have wholly-owned subsidiaries in fifteen countries, including our wholly-owned subsidiaries that own our manufacturing facilities in Denmark and Virginia. The following table sets forth certain information regarding our principal facilities at December 31, 2003.

Name/Location	Approximate Square Footage	Title	Type of Facility
Tempur Production USA, Inc. Duffield, Virginia	540,000	Owned	Manufacturing
Tempur World Holding Company ApS Aarup, Denmark	440,000	Owned	Manufacturing
Tempur-Pedic, Inc. Lexington, Kentucky	72,000	Leased (until 2009)	Office and Warehouse
Tempur UK Ltd. Tempur House Middlesex, UB3 1BE, United Kingdom	56,650	Leased (until 2010 with a cancellation option in 2007)	Office and Warehouse
Tempur Deutschland GmbH Steinhagen, Germany	121,277	Owned	Office and Warehouse

We have additional facilities in 14 locations in 12 countries under leases with one to ten year terms.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, financial condition, liquidity or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with our initial public offering in December 2003, the following matters were submitted to a vote of our security holders during the three months ended December 31, 2003:

•	Action by Written Consent of a Majority of the Shareholders dated November 6, 2003, approving the amendment of our charter to change our name from “TWI Holdings, Inc.” to “Tempur-Pedic International Inc.”;

•	Action by Written Consent of a Majority of the Shareholders of Each Outstanding Class of Capital Stock dated December 12, 2003, approving the amendment and restatement of our charter and by-laws, the 2003 equity incentive plan and the 2003 employee stock purchase plan; and

•	Action by Written Consent of a Majority of the Shareholders dated December 12, 2003, approving our initial public offering, which was completed on December 23, 2003, and the amendment and restatement of our charter and by-laws.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning our executive officers as of the date of this report follows. There are no family relationships between any of the persons listed below, or between any of such persons and any of our directors or any persons nominated or chosen by us to become a director or executive officer.

Name	Age	Position

Robert B. Trussell, Jr.	52	President and Chief Executive Officer

H. Thomas Bryant	56	Executive Vice President and President of North American Operations

David Montgomery	43	Executive Vice President and President of International Operations

Dale E. Williams	41	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

David C. Fogg	45	Senior Vice President of Tempur-Pedic International and President of Tempur-Pedic, Inc. Retail Division.

Jeffrey B. Johnson	39	Vice President, Corporate Controller, Chief Accounting Officer and Assistant Secretary

Robert B. Trussell, Jr. is the President and Chief Executive Officer of Tempur-Pedic International and a member of Tempur-Pedic International’s board of directors. He has served in these capacities at Tempur-Pedic International or its predecessor since 2000. From 1992 to 2000, Mr. Trussell served as President of Tempur-Pedic, Inc., one of the predecessors to Tempur-Pedic International. Prior to joining Tempur-Pedic International, Mr. Trussell was general partner of several racing limited partnerships that owned racehorses in England, France and the United States. He was also the owner of several start-up businesses in the equine lending and insurance business. Mr. Trussell received his B.S. degree from Marquette University.

H. Thomas Bryant joined Tempur-Pedic International in July 2001 and serves as Executive Vice President and President of North American Operations. From 1998 to 2001, Mr. Bryant was the President and Chief Executive Officer of Stairmaster Sports & Medical Products, Inc. From 1989 to 1997, Mr. Bryant served in various senior management positions at Dunlop Maxfli Sports Corporation, most recently as President. Prior to that, Mr. Bryant spent 15 years in various management positions at Johnson & Johnson. Mr. Bryant received his B.S. degree from Georgia Southern University.

David Montgomery joined Tempur-Pedic International in February 2003 and serves as Executive Vice President and President of International Operations. From 2001 to November 2002, Mr. Montgomery was employed by Rubbermaid, Inc., where he served as President of Rubbermaid Europe. From 1988 to 2001, Mr. Montgomery held various management positions at Black & Decker Corporation, most recently as Vice President of Black & Decker Europe, Middle East and Africa. Mr. Montgomery received his B.A. degree, with honors, from L’ Ecole Superieure de Commerce de Reims, France and Middlesex Polytechnic, London.

Dale E. Williams joined Tempur-Pedic International in July 2003 and serves as Senior Vice President and Chief Financial Officer. From 2001 to September 2002, Mr. Williams served as Vice President and Chief Financial Officer of Honeywell Control Products, a division of Honeywell International, Inc. From September 2002, when he left Honeywell in connection with a reorganization, to July 2003, Mr. Williams received severance from Honeywell and was not employed. From 2000 to 2001, Mr. Williams served as Vice President and Chief Financial Officer of Saga Systems, Inc./Software AG, Inc. Prior to that, Mr. Williams spent 15 years in various management positions at General Electric Company, most recently as Vice President and Chief Financial Officer of GE Information Services, Inc. Mr. Williams received his B.A. degree in finance from Indiana University.

David C. Fogg has served as a Senior Vice President and President of our North American Retail Division since 2001, and has been employed with Tempur-Pedic International or its predecessor, since 1995. Prior to that, Mr. Fogg was Vice President of International Sales at Occidental Petroleum’s Island Creek Coal Company. Mr. Fogg’s professional activities include participation in the International Sleep Products Association (ISPA) Board of Trustees, Better Sleep Council Board and Strategic Planning Committee. Mr. Fogg received his B.A. degree from Pomona College.

Jeffrey B. Johnson joined Tempur-Pedic International in November 1999 and serves as Vice President, Corporate Controller and Chief Accounting Officer. From 1993 to 1999, Mr. Johnson was an experienced manager at Arthur Andersen in the audit and business advisory services division. Mr. Johnson is a certified public accountant and a certified management accountant and holds a B.S. degree, with honors, from the University of Kentucky and an M.B.A. degree, with honors, from the University of Chicago.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our sole class of common equity is our $0.01 par value common stock, which is trading on the New York Stock Exchange under the symbol “TPX.” Trading in our common stock commenced on the NYSE on December 18, 2003. Prior to that time, there was no public trading market for our common stock. As of March 15, 2004, there were 75 shareholders of record of our common stock.

The following table sets forth the high and low sales prices per share of our common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	High	Low
QUARTER ENDED

December 31 (beginning December 18)	$15.90	$14.00

In connection with our recapitalization in August 2003, we distributed approximately $160.0 million to our equityholders as a return of capital. We currently intend to retain our future earnings, if any, to support the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and other factors that our board of directors may deem relevant.

The Securities and Exchange Commission (“SEC”) declared our first registration statement, which we filed on Form S-1 (File No. 333-109798) in connection with the initial public offering of our common stock, effective on December 17, 2003. Under this registration statement, we registered 21,562,500 shares of our common stock, including 2,812,500 shares subject to the underwriters’ over-allotment option (which option was exercised in full). We registered 6,250,000 of these shares on our behalf and 15,312,500 on behalf of certain selling stockholders.

The underwriting syndicate was managed by Lehman Brothers Inc. and Goldman, Sachs & Co. This offering terminated after the sale of all of the shares of our common stock that we registered under our registration statement on Form S-1.

The initial public offering was completed on December 23, 2003, at a price to the public of $14.00 per share, with an aggregate offering price of $301.9 million. The sale of shares of common stock by us resulted in gross proceeds of $87.5 million, $5.7 million of which we applied to underwriting discounts and commissions and approximately $2.8 million of which we applied to other offering expenses. As a result, we received net proceeds of approximately $79.0 million.

As of December 31, 2003, we used the net proceeds of the initial public offering as follows:

•	approximately $18.7 million to repay existing debt under our amended senior credit facilities; and

•	the remaining net proceeds were invested in short-term, investment grade, interest bearing instruments.

We subsequently used approximately $57.9 million of the net proceeds of the initial public offering to redeem 35% of the outstanding senior subordinated notes in January 2004.

The following sales of unregistered equity securities occurred during the year ended December 31, 2003:

•	In July 2003, options to acquire an aggregate of 185,850 unregistered shares of our common stock were exercised, at a weighted average exercise price of $1.52. These sales were exempt from registration under the Securities Act pursuant to Rule 701 of the Securities Act.

•	In August 2003, options to acquire an aggregate of 1,664,512 unregistered shares of our common stock were exercised, at a weighted average exercise price of $1.59. These sales were exempt from registration under the Securities Act pursuant to Rule 701 of the Securities Act.

•	In December 2003, options to acquire an aggregate of 51,187 unregistered shares of our common stock were exercised, at a weighted average exercise price of $2.61. These sales were exempt from registration under the Securities Act pursuant to Rule 701 of the Securities Act.

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA

The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. Our predecessor company for periods prior to January 1, 2000 is a combination of our Danish manufacturing operations and the U.S. distribution entity and is sometimes referred to as the pre-predecessor company. Tempur World, Inc. was formed on January 1, 2000 to combine the manufacturing facilities and the worldwide distribution capabilities of all Tempur products, and our predecessor company for the period from January 1, 2000 to October 31, 2002 is Tempur World, Inc. We completed the Tempur acquisition (which we accounted for using the purchase method of accounting) as of November 1, 2002. As a result of adjustments to the carrying value of assets and liabilities pursuant to the acquisition, the financial position and results of operations for periods subsequent to the Tempur acquisition are not comparable to those of our predecessor or pre-predecessor companies.

We have derived the statement of income and balance sheet data for our pre-predecessor company as of and for the year ended April 30, 1999 and the eight months ended December 31, 1999 from the combined audited financial statements of our pre-predecessor company. We have derived the statement of income and balance sheet data as of and for the years ended December 31, 2000 and 2001 and the ten months ended October 31, 2002 from the audited financial statements of our predecessor company. We have derived our statements of income and balance sheet data as of and for the twelve months ended December 31, 2003 and as of and for the two months ended December 31, 2002 from our audited financial statements. Our predecessor company’s financial statements as of and for the year ended December 31, 2001 and as of and for the ten months ended October 31, 2002, and our financial statements as of and for the twelve months ended December 31, 2003 and the two months ended December 31, 2002, are included elsewhere in this report.

	Pre-Predecessor		Predecessor			Tempur-Pedic International
	Year ended April 30, 1999	Period from May 1, 1999 to December 31, 1999	Year ended December 31,		Period from January 1, 2002 to October 31, 2002	Period from November 1, 2002 to December 31, 2002	Year ended December 31, 2003
			2000	2001
($ in thousands)
Statement of Income Data:
Net sales	$85,245	$73,635	$161,969	$221,514	$237,314	$60,644	$479,135
Cost of sales(1)	55,500	45,755	89,450	107,569	110,228	37,812	223,865

Gross profit	29,745	27,880	72,519	113,945	127,086	22,832	255,270
Operating expenses(2)	21,678	16,410	50,081	83,574	86,693	23,815	158,196

Operating income/(loss)	8,067	11,470	22,438	30,371	40,393	(983)	97,074
Net interest expense	976	997	2,225	6,555	6,292	2,955	20,539
Other (income)/expense(3)	(10)	793	947	316	1,724	(1,331)	15,333

Income/(loss) before income taxes	7,101	9,680	19,266	23,500	32,377	(2,607)	61,202
Income taxes	2,821	3,851	6,688	11,643	12,436	640	23,627

Net income (loss) after tax	4,280	5,829	12,578	11,857	19,941	(3,247)	37,575
Preferred stock dividend	—	—	—	345	1,238	1,958	—

Net income /(loss) available to common stockholders	$4,280	$5,829	$12,578	$11,512	$18,703	$(5,205)	$37,575

Balance Sheet Data (at end of period):
Cash and cash equivalents	$2,877	$1,984	$10,572	$7,538	$6,380	$12,654	$14,230
Restricted cash(4)	—	—	—	—	—	—	60,243
Total assets	49,276	66,404	144,305	176,841	199,641	448,593	620,349
Total senior debt	8,637	19,508	64,866	104,352	88,817	148,121	226,522
Total debt(5)	8,637	19,508	71,164	106,023	89,050	195,857	376,522
Redeemable preferred stock	—	—	—	11,715	15,331	—	—
Total stockholders’ equity	$12,862	$14,424	$38,237	$16,694	$39,895	$151,606	$122,709

Other Financial and Operating Data:
(GAAP)
Depreciation and amortization	$6,002	$10,051	$10,383	$3,306	$23,975
Net cash provided by operating activities	$1,125	$19,716	$22,706	$12,385	$46,950
Net cash used by investing activities	$(27,014)	$(34,862)	$(4,646)	$(1,859)	$(71,107)
Net cash provided (used) by financing activities	$34,314	$12,593	$(19,702)	$(4,221)	$26,574
Diluted (loss) earnings per share				(.67)	.39
Capital expenditures	$27,418	$35,241	$9,175	$1,961	$32,597
Other Financial and Operating Data:
(non-GAAP)
Ratio of earnings to fixed charges (unaudited)(6)	5.1x	4.3x	5.1x	—	3.9x
Number of pillows sold(7)	1,717,476	1,819,993	1,528,608	407,476	2,869,430
Number of mattresses sold(7)	173,338	212,695	218,656	50,564	395,613

(1)	Includes $9.8 million in non-cash charges for the two months ended December 31, 2002 relating to the step-up in inventory as of November 1, 2002 relating to the Tempur acquisition.
(2)	Includes $9.3 million in non-cash charges for the year ended December 31, 2003 comprised of $5.1 million in amortization of definite-lived intangibles and $4.2 million in non-cash stock-based compensation expense relating to stock option grants and acceleration.
(3)	Includes $13.7 million in debt extinguishment charges for the year ended December 31, 2003 relating to the write-off of deferred financing fees, the write-off of original issue discount and prepayment penalties in connection with the recapitalization.
(4)	As of December 31, 2003, we had approximately $60.2 million in restricted cash for the redemption of an aggregate principal amount of $52.5 million of old notes, the payment of a redemption premium of approximately $5.4 million and accrued interest expense of approximately $2.4 million to be paid in January 2004.
(5)	Includes $52.5 million in aggregate principal amount of old notes redeemed on January 23, 2004 for the year ended December 31, 2003.
(6)	The ratio of earnings to fixed charges for the period from November 1, 2002 to December 31, 2002 is less than one to one. Earnings deficiency for this period is $5.4 million.
(7)	Number of units sold is before the consideration of returned mattresses and pillows.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Historical Consolidated Financial and Operating Data” and the audited consolidated financial statements and accompanying notes thereto included elsewhere in this report. Unless otherwise noted, all of the financial information in this report is consolidated financial information for Tempur-Pedic International Inc. or its predecessors. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Part I — Item 1. Business—Risk Factors.” Our actual results may differ materially from those contained in any forward-looking statements.

Executive Overview

General—We are a rapidly growing, vertically-integrated manufacturer, marketer and distributor of premium visco-elastic foam mattresses and pillows that we sell globally in 54 countries primarily under the Tempur® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary visco-elastic foam is temperature sensitive, has a high density and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

Tempur-Pedic International was formed in 2002 by TA and FFL to acquire Tempur World, Inc., or Tempur World. This acquisition occurred effective November 1, 2002 and we sometimes refer to this below as the “Tempur acquisition.” The financial information for the periods prior to November 1, 2002 are based on the financial information for Tempur World and its consolidated subsidiaries, which we sometimes collectively refer to as our “predecessor company.” For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “our,” “ours” and “us” refer to Tempur-Pedic International and its consolidated subsidiaries for the period from and after November 1, 2002 and refer to our predecessor company for periods prior to November 1, 2002.

In August 2003, we completed a recapitalization consisting of the following transactions:

•	Tempur-Pedic International and certain of our domestic and foreign subsidiaries entered into amended and restated senior credit facilities providing for borrowings in an aggregate principal amount of up to $270.0 million. We refer to these facilities in this report as the “amended senior credit facilities.”

•	Tempur-Pedic, Inc. and Tempur Production USA, Inc., indirect wholly-owned subsidiaries of Tempur-Pedic International, issued $150.0 million aggregate principal amount of 10¼ Senior Subordinated Notes due 2010. We refer to these notes in this report as the “senior subordinated notes.”

•	We repaid all of the outstanding borrowings under our then existing mezzanine debt facility and terminated that facility.

•	We paid approximately $40.0 million in satisfaction in full of the earn-out payment payable in connection with the Tempur acquisition described above.

•	Tempur-Pedic International distributed approximately $160.0 million as a return of capital to its equityholders.

We also completed an initial public offering of our common stock on December 23, 2003. For additional information on the initial public offering, see “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters” under Part II of this report.

Business Segment Information—We operate in two business segments: Domestic and International. These reportable segments are strategic business units that are managed separately.

Beginning in 2002, following the opening of our United States manufacturing facility, we changed our reporting structure from a single segment to Domestic and International reporting segments. This change was consistent with our ability to monitor and report operating results in each of these segments. The Domestic segment consists of our United States manufacturing facility, which commenced operations in July 2001 and whose customers include our U.S. sales distribution company and certain North American third party distributors. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our wholly-owned sales and distribution companies and third party distributors outside the Domestic segment. Our International segment includes our wholly-owned sales and distribution companies operating in Europe, Japan and Singapore. In addition, we have third party distributor arrangements in the Asia/Pacific, Middle East, Eastern Europe, Central and South America, Canada and Mexico markets. We evaluate segment performance based on sales and operating income.

As we operated in one segment prior to the commencement of our United States manufacturing operations, we have not restated prior year segment information to reflect our new reporting structure.

Economic and Industry Trends—The International Sleep Products Association (ISPA) estimates that the United States wholesale market for mattresses and foundations in 2002 was approximately $4.8 billion. Management believes the international mattress market is generally the same size as the domestic mattress market. According to ISPA, from 1991 to 2002, mattress unit sales grew in the United States at an average of approximately 500,000 units annually, with approximately 21.5 million mattress units sold in the United States in 2002, although sales decreased during the 2000 to 2002 period. Management believes a similar number of mattress units were sold outside the United States in 2002. ISPA further estimates that approximately 20% of those mattress units were sold at retail price points greater than $1,000, which is the premium segment of the market we target. Based on information derived from an ISPA report, the premium segment of the market grew in the United States at an annual rate of 32% in 2002, and is the fastest-growing segment of this market.

The medical community is also a large consumer of mattresses to furnish hospitals and nursing homes. In the United States, there are over 15,400 nursing homes with a total bed count in excess of 1.7 million. Medical facilities typically purchase twin mattresses with standard operating functions such as adjustable height and mechanisms to turn patients to prevent pressure ulcers (or bedsores).

Business Risks and Opportunities

Competition —Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. We compete with a number of different types of mattress alternatives, including standard innerspring mattresses, other foam mattresses, waterbeds, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs.

Our largest competitors have significant financial, marketing and manufacturing resources and strong brand name recognition, and sell their products through broad and well established distribution channels. We are susceptible to competition from lower priced product offerings. We provide strong channel profits to our retailers and distributors which management believes will continue to provide an attractive business model for our retailers and discourage them from carrying competing lower-priced products.

Significant Growth Opportunities—We currently sell our products in approximately 2,700 furniture retail stores in the United States, out of a total of approximately 9,000 stores we have identified as appropriate targets. We also sell products in approximately 2,700 furniture retail stores outside the United States, out of a total of approximately 7,000 stores that management has identified as appropriate targets. In addition, we have a significant installed pillow base in our Asia market that we believe creates an opportunity to develop a successful mattress market. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

In the second half of 2003, we have recently begun to expand our direct response business in Europe, based on our direct response businesses in the United States and in the United Kingdom, to reach a greater number of consumers and increase our brand awareness.

In addition to these growth opportunities, management believes that we currently supply only a small percentage of the approximately 15,400 nursing homes and 5,000 hospitals in the US (with a collective bed count in excess of 2.7 million). Clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of decubitis, or bed sores, a major problem for elderly and bed-ridden patients. A change in the U.S. Medicare and Medicaid reimbursement policies toward prevention of bed sores and away from treatment could expand our growth potential in this market.

Our expenditures for advertising and other marketing related activities to support these growth opportunities are made as the availability of advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

Managing Rapid Growth—We have grown rapidly, with our net sales increasing from $221.5 million in 2001 to $479.1 million for 2003. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhance operating and financial infrastructure and systems and to continue to expand the employee base in our operations.

Financial Leverage—As of December 31, 2003, on a pro forma basis giving effect to the redemption in January 2004 of old notes in an aggregate principal amount of $52.5 million, the book value of our long-term debt was $324.0 million. In addition, as of December 31, 2003, our stockholders’ equity was $122.7 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. Management believes that operating margins combined with the inherent operating leverage in the business will enable us to continue de-leveraging the business in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our amended senior credit facilities, or otherwise, to enable us to continue to de-leverage the business.

Critical Accounting Policies and Estimates

Our management is responsible for our financial statements and has evaluated the accounting policies to be used in their preparation. Our management believes these policies are reasonable and appropriate. The following discussion identifies those accounting policies that we believe will be critical in the preparation of our financial statements, the judgments and uncertainties affecting the application of those policies and the possibility that materially different amounts will be reported under different conditions or using different assumptions.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that the management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Our estimates of sales returns are a critical component of our revenue recognition. We recognize sales, net of estimated returns, when we ship our products to customers and the risks and rewards of ownership are transferred to them. Estimated sales returns are provided at the time of sale, based on our level of historical sales returns. We allow returns for up to 120 days following a sale, depending on the channel and promotion. Our level of sales returns differs by channel, with our direct channel typically experiencing the highest rate of returns. Our level of returns has been generally stable over the last five years and consistent with our estimates.

Warranties

Cost of sales includes estimated costs to service warranty claims of our customers. Our estimate is based on our historical claims experience and extensive product testing that we perform from time to time. We provide a 20-year warranty for United States sales and a 15-year warranty for non-United States sales on mattresses, each prorated for the last 10 years. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. Our estimate of warranty claims could be adversely affected if our historical experience ultimately proves to be greater than the performance of the product in our product testing. We also provide 2-year to 3-year warranties on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Our estimated obligation for warranty claims as of December 31, 2003 was $4.0 million.

Impairment of Goodwill, Intangibles and Long-Lived Assets

Goodwill reflected in our consolidated balance sheet consists of the purchase price from the Tempur acquisition in excess of the estimated fair values of identifiable net assets as of the date of the Tempur acquisition. Intangibles consist of tradenames for various brands under which our products are sold. Other intangibles include our customer database for our direct channel, process technology and the formulation of our visco-elastic foam.

As of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” Pursuant to the provisions of SFAS 142, we no longer amortize goodwill and indefinite-lived intangible assets and perform an impairment test on goodwill and indefinite-lived intangibles at least annually. The impairment test requires the identification of potential impairment by comparing the fair value of our reporting units to their carrying values, including the applicable goodwill and indefinite-lived intangibles. These fair values are determined by calculating the discounted cash flow expected to be generated by each reporting unit taking into account what we consider to be the appropriate industry and market rate assumptions. If the carrying value exceeds the fair value, then a second step is performed which compares the implied fair value of the applicable reporting unit’s goodwill and indefinite-lived intangibles with the carrying amount of that goodwill and indefinite-lived intangible to measure the amount of impairment, if any. In addition to performing the required impairment test, SFAS 142 requires us to reassess the expected useful lives of existing intangible assets including those for which the useful life is determinable.

Estimates of fair value for our reporting units involve highly subjective judgments on the part of management, including the amounts of cash flows to be received, their estimated duration, and perceived risk as reflected in selected discount rates. In some cases, cash flows may be required to be estimated without the benefit of historical data, although historical data will be used where available. Although we believe our estimates and judgments are reasonable, different assumptions and judgments could result in different impairment, if any, of some or all of our recorded goodwill and indefinite-lived intangibles of $288.5 million as of December 31, 2003.

Long-lived assets reflected in our consolidated balance sheet consist of property, plant and equipment. Accounting for the impairment of long-lived assets is governed by Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

SFAS 144 requires that whenever events or circumstances indicate that we may not be able to recover the net book value of our productive assets through future cash flows, an assessment must be performed of expected future cash flows, and undiscounted estimated future cash flows must be compared to the net book value of these productive assets to determine if impairment is indicated. Impaired assets are written down to their estimated fair value by recording an impairment charge to earnings. SFAS 144 provides that fair values may be estimated using discounted cash flow analysis or quoted market prices, together with other available information, to estimate fair values. We primarily use discounted cash flow analysis to estimate the fair value of productive assets when events or circumstances indicate that we may not be able to recover our net book values.

The application of SFAS 144 requires the exercise of significant judgment and the preparation of numerous significant estimates. Although we believe that our estimates of cash flows in our application of SFAS 144 are reasonable, and based upon all available information, including historical cash flow data about the prior use of our assets, such estimates nevertheless require substantial judgments and are based upon material assumptions about future events.

Income Tax Accounting

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date.

We recognize deferred tax assets in our balance sheet, and these deferred tax assets typically represent items deducted currently in the financial statements that will be deducted in future periods in tax returns. In accordance with SFAS 109, a valuation allowance is recorded against these deferred tax assets to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in future periods. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of tax loss carryforwards, both domestic and foreign, and the expiration dates of tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances.

In conjunction with the Tempur acquisition, on November 1, 2002 Tempur-Pedic International repatriated $44.2 million from one of its foreign subsidiaries in the form of a loan that under applicable US tax principles is treated as a taxable dividend. On March 30, 2003, the $44.2 million note was distributed principally in the form of a capital distribution under applicable foreign law from the foreign subsidiary (lender) up the chain of foreign and domestic subsidiaries to Tempur World, Inc. (borrower) and cancelled on March 31, 2003.

At December 31, 2003, Tempur-Pedic International had undistributed earnings from its foreign subsidiaries determined under US tax principles as of November 1, 2002, translated into US dollars at the applicable exchange rate on December 31, 2003, of $59.0 million. Provisions have been made for US income taxes on $13.1 million of these undistributed earnings pursuant to Section 956 of the Internal Revenue Code (Code), as translated into US dollars at the applicable exchange rates on November 1, 2002. No provisions have been made for US income taxes or foreign withholding taxes on the remaining $45.9 million of undistributed earnings, as these earnings are considered indefinitely reinvested.

At December 31, 2003, Tempur-Pedic International also had undistributed earnings from its foreign subsidiaries determined under US generally accepted accounting principles for the period November 2, 2002 through December 31, 2003 of $45.7 million. Provisions have been made for US income taxes on $4.1 million of these undistributed earnings that is projected to be subject to US income taxes in 2003 pursuant to Subpart F and Section 956 of the Code. Provisions have not been made for US income taxes or foreign withholding taxes on the remaining $41.6 million of undistributed earnings, as these earnings are considered indefinitely reinvested.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Several companies recently elected to change their accounting policies and record the fair value of options as an expense. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the grant date. Because no market for our common stock existed prior to the initial public offering, our board of directors determined the fair value of our common stock based upon several factors, including our operating performance and forecasted future operating results.

In addition, we understand that discussions of potential changes to APB 25 and SFAS 123 standards are ongoing and the parties responsible for authoritative guidance in this area may require changes to the applicable accounting standards. If we had estimated the fair value of the options on the date of grant using a minimum value pricing model and then amortized this estimated fair value over the vesting period of the options, our net income (loss) would have been adversely affected.

Certain options granted during the year prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The unearned stock-based compensation will be amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. We have recorded unearned stock-based compensation of $8.9 million as of December 31, 2003. We recorded $4.1 million of compensation expense for the year ended December 31, 2003. The future amortization of unearned stock-based compensation costs will be $5.2 million in 2004, $2.4 million in 2005, $1.1 million in 2006 and $0.2 million in 2007.

Results of Operations

Generally accepted accounting principles do not permit combining the results of Tempur-Pedic International with those of Tempur World in our consolidated financial statements. Accordingly, the consolidated statements of income included elsewhere in this report do not present results for the twelve months ended December 31, 2002. However, in order to provide investors with useful information and to facilitate understanding of 2002 results in the context of the annual 2003 and 2001 financial information presented, the following table presents historical financial information for Tempur World for the ten months ended October 31, 2002 and Tempur-Pedic International for the two months ended December 31, 2002 and on a pro forma basis as if the Tempur acquisition had occurred on January 1, 2002.

	Predecessor
($ in millions)	Twelve Months Ended December 31, 2001	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Pro Forma Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2003
Net sales	$221.5	$237.4	$60.6	$298.0	$479.1
Cost of sales	107.6	110.3	37.8	146.0	223.8

Gross profit	113.9	127.1	22.8	152.0	255.3
Selling expenses	52.1	59.6	15.3	74.9	106.3
General and administrative and other	31.4	27.1	8.5	46.4	51.9

Operating income	30.4	40.4	(1.0)	30.7	97.1
Interest expense, net	6.6	6.3	2.9	15.1	20.5
Loss on debt extinguishment	—	—	—	—	13.7
Other expense/(income), net	0.3	1.7	(1.3)	0.5	1.7

Income/(loss) before income taxes	23.5	32.4	(2.6)	15.1	61.2
Income tax provision	11.6	12.5	0.6	7.4	23.6

Net income/(loss)	$11.9	$19.9	$(3.2)	$7.7	$37.6

The pro forma information for the twelve months ended December 31, 2002 includes an adjustment to cost of sales of $2.1 million to represent the adjustment to the step-up in the value of inventories acquired in the Tempur acquisition to fair market value as of January 1, 2002, an adjustment to General and administrative and other of $10.8 million to represent additional depreciation expense on step-up in the value of property plant and equipment to fair market value and additional amortization of intangibles resulting from the Tempur acquisition, an adjustment to net interest expense of $5.9 million to reflect additional interest expense and amortization of debt issuance costs associated with Tempur acquisition borrowings, and an adjustment to income taxes of $5.7 million to reflect the tax effects of the Tempur acquisition pro forma adjustments based upon an effective tax rate of 39%. These pro forma financial adjustments do not purport to represent what our results of operations or financial condition would actually have been had the Tempur acquisition occurred on January 1, 2002 or to project our results of operations or financial condition for any future period or date.

The following table sets forth the various components of our consolidated statements of income, expressed as a percentage of net sales, for the periods indicated:

	Predecessor
	Twelve Months Ended December 31, 2001	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Pro Forma Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2003
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.6	46.5	62.4	49.0	46.7

Gross profit	51.4	53.5	37.6	51.0	53.3
Selling expenses	23.5	25.1	25.2	25.1	22.2
General and administrative and other	14.2	11.4	14.0	15.6	10.8

Operating income	13.7	17.0	(1.6)	10.3	20.3

Interest expense, net	3.0	2.7	4.8	5.1	4.3
Loss on debt extinguishment	0.0	0.0	0.0	0.0	2.9
Other expense, net	0.1	0.7	(2.1)	0.2	0.4

Income before income taxes	10.6	13.6	(4.3)	5.0	12.7
Income tax provision	5.2	5.3	1.0	2.5	4.9

Net income	5.4%	8.3%	(5.3)%	2.5%	7.8%

We generate sales through four distribution channels: retail, direct, healthcare and third party. The retail channel sells to furniture, specialty and department stores. The direct channel sells directly to consumers. The healthcare channel sells to hospitals, nursing homes, healthcare professionals and medical retailers. The third party channel sells to distributors in countries where we do not operate our own distribution. The following table sets forth net sales information, by channel and by segment, for the periods indicated:

	Predecessor
	Twelve Months Ended December 31, 2001	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Pro Forma Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2003
($ in millions)
Retail	$116.9	$139.8	$38.4	$178.2	$313.4
Direct	47.6	48.3	10.0	58.3	86.9
Healthcare	33.5	32.8	8.4	41.2	43.1
Third Party	23.5	16.5	3.8	20.3	35.7

Domestic	$113.2	$131.3	$33.8	$165.1	$282.2
International	108.3	106.1	26.8	132.9	196.9

	Predecessor
	Twelve Months Ended December 31, 2001	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Pro Forma Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2003
($ in millions)
Retail	$63.2	$81.4	$23.0	$104.4	$192.2
Direct	40.7	39.6	8.6	48.2	75.0
Healthcare	9.1	8.3	1.4	9.7	9.8
Third Party	0.2	2.0	0.8	2.8	5.2

Domestic	$113.2	$131.3	$33.8	$165.1	$282.2

	Predecessor
	Twelve Months Ended December 31, 2001	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Pro Forma Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2003
($ in millions)
Retail	$53.7	$58.4	$15.4	$73.8	$121.2
Direct	6.9	8.7	1.4	10.1	11.9
Healthcare	24.4	24.5	7.0	31.5	33.3
Third Party	23.3	14.5	3.0	17.5	30.5

International	$108.3	$106.1	$26.8	$132.9	$196.9

Twelve Months Ended December 31, 2003 Compared with Pro Forma Twelve Months Ended December 31, 2002

The following pro forma data for the twelve months ended December 31, 2002 (“pro forma twelve months ended December 31, 2002”) are based on the historical financial statements for our predecessor company for the ten months ended October 31, 2002 and Tempur-Pedic International for the two months ended December 31, 2002, presented on a pro forma basis giving effect to the Tempur acquisition as if it had occurred on January 1, 2002 as described above under “Results of Operations”.

For the predecessor ten months ended October 31, 2002, our net sales were $237.4 million and cost of sales was $110.3 million. Our selling expenses were $59.6 million and general and administrative and other expenses were $27.1 million. Interest expense, net was $6.3 million and the income tax provision was $12.4 million.

For the successor two months ended December 31, 2002, our net sales were $60.6 million and cost of sales was $37.8 million. Our selling expenses were $15.3 million and general and administrative and other expenses were $8.5 million. Interest expense, net was $3.0 million and the income tax provision was $0.6 million.

Net Sales. Net sales for the twelve months ended December 31, 2003 were $479.1 million as compared to $298.0 million for the pro forma twelve months ended December 31, 2002, an increase of $181.1 million, or 60.8%. The increase in net sales was attributable to growth in our Domestic net sales to $282.2 million for the twelve months ended December 31, 2003 as compared to $165.1 million for the pro forma twelve months ended December 31, 2002, an increase of $117.1 million, or 70.9%, and an increase in our International net sales to $196.9 million for the twelve months ended December 31, 2003 as compared to $132.9 million for the pro forma twelve months ended December 31, 2002, an increase of $64.0 million, or 48.2%. The growth in our Domestic net sales was attributable primarily to an increase in net sales in our retail channel of $87.9 million and in the direct channel of $26.7 million, and the growth in our International net sales was attributable primarily to growth in the retail channel of $47.3 million.

The increase in sales in the Domestic retail channel was attributable primarily to increased penetration of retail furniture stores. This growth in our Domestic retail channel is a result of our ongoing strategy to expand our distribution for our products into traditional retail furniture stores in order to further penetrate the U.S. retail channel. The growth of our Domestic direct channel results from our commitment to continue growing the channel through increased advertising and promotion. The growth in our International retail channel reflects our continued commitment to expand our distribution internationally, primarily in Europe and Asia, through increasing the number of stores in which our products are offered and the continued development of new products for local markets.

Cost of Sales. Cost of sales includes the cost of raw material purchases, manufacturing costs and distribution costs associated with the production and sale of products to our customers. The cost of delivering our products to customers is also included in cost of sales. Cost of sales increased to $223.8 million for the twelve months ended

December 31, 2003 as compared to $146.0 million for the pro forma twelve months ended December 31, 2002, an increase of $77.8 million, or 53.3%. Cost of sales decreased as a percentage of net sales from 49.0% in the pro forma twelve months ended December 31, 2002 to 46.7% in the twelve months ended December 31, 2003. This decrease in cost of sales as a percentage of net sales was due to improved manufacturing utilization and increased sales of higher margin products. Our Domestic cost of sales increased to $147.1 million for the twelve months ended December 31, 2003 as compared to $85.4 million for the pro forma twelve months ended December 31, 2002, an increase of $61.7 million, or 72.2%. Our International cost of sales, including eliminations for sales from the International segment to the Domestic segment, increased to $76.7 million for the twelve months ended December 31, 2003, as compared to $59.8 million for the pro forma twelve months ended December 31, 2002, an increase of $16.9 million, or 28.3%.

Gross margins improved to 53.3% during the twelve months ended December 31, 2003 from 51.0% during the pro forma twelve months ended December 31, 2002. Margins were favorably impacted by manufacturing capacity utilization and margins in our International segment. Manufacturing capacity utilization was driven by increased sales in both our Domestic and International segments and all channels, particularly in our Domestic retail and direct channels. Our margins are impacted by the relative rate of growth in our retail channel because sales in our retail channel are generally at wholesale prices, and we expect that continued rapid growth in our retail channel will result in downward pressure on our margins. Our margins are also impacted by additions to our manufacturing capacity, which affects our utilization rates. We completed an expansion of our U.S. manufacturing facility in early 2004, which may adversely impact our gross margins in 2004 due to the additional manufacturing capacity. The gross margin for the pro forma twelve months ended December 31, 2002 also includes $7.8 million of non-cash charges relating to the pro forma step-up in inventory relating to the Tempur acquisition.

Selling Expenses. Selling expenses include advertising and media production associated with our direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, and sales force compensation and customer service. We also include in selling expenses our new product development costs, including market research and testing for new products. Selling expenses increased to $106.3 million for the twelve months ended December 31, 2003 as compared to $74.9 million for the pro forma twelve months ended December 31, 2002, an increase of $31.4 million, or 41.9%, but decreased as a percentage of net sales to 22.2% during the twelve months ended December 31, 2003 from 25.1% for the pro forma twelve months ended December 31, 2002. The increase in the dollar amount of selling expenses was due to additional spending on advertising, sales compensation and point of purchase materials. The decrease as a percentage of net sales was primarily due to an increase in the net sales of our retail channel to $313.4 million for the twelve months ended December 31, 2003 as compared to $178.2 million for the pro forma twelve months ended December 31, 2002, an increase of $135.2 million, or 75.9%. This increase was due primarily to an increase in net sales in our retail channel, as a percentage of total net sales, to 65.4% of total net sales for the twelve months ended December 31, 2003 as compared to 59.8% of total net sales for the pro forma twelve months ended December 31, 2002. Our retail channel has lower selling expenses than our other channels on a combined basis and, accordingly, our selling expenses as a percentage of our net sales are affected by the level of our retail sales as a percentage of our total sales.

General and Administrative and Other. General and administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new product developments. General and administrative and other expenses increased to $51.9 million for the twelve months ended December 31, 2003 as compared to $46.4 million for the pro forma twelve months ended December 31, 2002, an increase of $5.5 million, or 11.9%. The increase was primarily due to stock-based compensation expense and other additional spending on corporate overhead expenses, including information technology and professional services. The decrease as a percentage of sales was due to increased operating leverage from fixed administrative and research and development costs.

Certain stock options granted during the year prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. We recorded $4.1 million of compensation expense included in General and Administrative Expenses for the twelve months ended December 31, 2003. The unearned stock-based compensation will be amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. We have recorded unearned stock-based compensation of $8.9 million as of December 31, 2003. The future amortization of unearned stock-based compensation costs will be $5.2 million in 2004, $2.4 million in 2005, $1.1 million in 2006 and $0.2 million in 2007.

Interest Expense, Net. Interest expense, net includes the interest costs associated with our senior and mezzanine debt facilities and the notes and the amortization of deferred financing costs related to those facilities. Interest expense, net increased to $20.5 million for the twelve months ended December 31, 2003 as compared to $15.1 million for the pro forma twelve months ended December 31, 2002, an increase of $5.4 million. This increase was due to higher average debt levels and the incurrence of additional debt from the recapitalization in August 2003. In 2003, we entered into an interest rate cap agreement that effectively capped $60.0 million of our floating-rate debt at an interest rate of 5% plus applicable margin through March 2006. We are required under our existing credit agreements to hedge at least $60.0 million of our floating rate senior term debt.

Loss on Debt Extinguishment.    Loss on debt extinguishment includes $13.7 million for the twelve months ended December 31, 2003, relating to the write off of deferred financing fees, original issue discount and prepayment penalties as a result of our recapitalization in August 2003. In connection with our redemption of old notes in an aggregate principal amount of $52.5 million on January 23, 2004, we expect to reflect a redemption premium of approximately $5.4 million as a loss on debt extinguishment in the first quarter of 2004.

Income Tax Provision.    Our income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of the utilization of foreign tax credits associated with our foreign earnings and profits and net operating losses for certain of our foreign operations. Our effective income tax rates for the twelve months ended December 31, 2003 and for the pro forma twelve months ended December 31, 2002 differed from the federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes, valuation allowances on foreign net operating losses and foreign tax credits. Our effective tax rate for the twelve months ended December 31, 2003 was 38.6% as compared to 48.7% for the pro forma twelve months ended December 31, 2002. Our effective tax rate between the twelve month periods has decreased principally as a result of decreasing foreign net operating losses, which are fully reserved, and a decrease in foreign income taxable in the U.S. (“Subpart F”) income.

Pro Forma Twelve Months Ended December 31, 2002 Compared with Twelve Months Ended December 31, 2001

Net Sales.    Net sales were $298.0 million for the pro forma twelve months ended December 31, 2002 as compared to $221.5 million for the twelve months ended December 31, 2001, an increase of $76.5 million, or 34.5%. The increase in net sales was attributable to growth in Domestic net sales to $165.1 million for the pro forma twelve months ended December 31, 2002, as compared to $113.2 million for the twelve months ended December 31, 2001, an increase of $51.9 million, or 45.8%, and an increase in International net sales to $132.9 million for the pro forma twelve months ended December 31, 2002, as compared to $108.3 million for the twelve months ended December 31, 2001, an increase of $24.6 million, or 22.7%. Growth in Domestic net sales was due primarily to an increase in net sales in our retail channel of $41.1 million and an increase in net sales in our direct channel of $7.7 million. Growth in International net sales was due primarily to an increase in net sales in Japan, consisting primarily of pillows, of 51.2% for combined twelve months ended December 31, 2002, partially offset by the general economic slowdown in Europe over the twelve months ended December 31, 2001.

Cost of Sales.    Cost of sales increased to $146.0 million for the pro forma twelve months ended December 31, 2002 as compared to $107.6 million for the twelve months ended December 31, 2001, an increase of $38.4 million, or 35.7%. The increase was primarily due to increased plant capacity with the addition of our United States manufacturing facility in July 2001. Our cost of sales as a percentage of total net sales increased to 49.0% for the pro forma twelve months ended December 31, 2002 as compared to 48.6% for the twelve months ended December 31, 2001, due primarily to the pro forma inventory step-up of $7.8 million and fixed capacity costs in our United States manufacturing facility, partially offset by a reduction in importation duties to the United States as a result of the commencement of operations at our United States manufacturing facility.

Selling Expenses.    Selling expenses increased to $74.9 million for the pro forma twelve months ended December 31, 2002 as compared to $52.1 million for the twelve months ended December 31, 2001, an increase of $22.8 million or 43.8%, and increased as a percentage of net sales to 25.1% for the pro forma twelve months ended December 31, 2002 as compared to 23.5% for the twelve months ended December 31, 2001. The increase was due to additional spending on direct sales advertising, sales compensation, point of purchase materials provided to the indirect channel and market research related to new product development. The increase as a percentage of net sales was primarily due to an increase in use of television advertising.

General and Administrative and Other.    General and administrative and other expenses increased to $46.4 million for the pro forma twelve months ended December 31, 2002 as compared to $31.4 million for the twelve months ended December 31, 2001, an increase of $15.0 million, or 47.8%, and increased as a percentage of net sales to 15.6% for the pro forma twelve months ended December 31, 2002 as compared to 14.2% for the twelve months ended December 31, 2001. The increase was due primarily to additional spending on corporate overhead expenses of $0.2 million, including information technology and professional services and an increase in the combined depreciation and amortization of property, plant and equipment and intangible assets of $12.4 million.

Interest Expense, Net.    Interest expense, net increased to $15.1 million for the pro forma twelve months ended December 31, 2002 as compared to $6.6 million for the twelve months ended December 31, 2001, an increase of $8.5 million, or 128.8%. This increase was due to higher average combined debt levels as a result of the recapitalization during the period.

Income Tax Provision.    The effective income tax rates in the pro forma twelve months ended December 31, 2002 and twelve months ended December 31, 2001 differed from the federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes and foreign tax credits. This lower effective tax rate for the pro forma twelve months ended December 31, 2002 was 48.7% compared to 49.5% in 2001. This higher effective tax rate for combined twelve months ended December 31, 2002 compared to 2001 was primarily due to increased utilization of foreign tax credits and the fact that we no longer amortize goodwill which was previously a non-deductible item for tax purposes.

Liquidity and Capital Resources

Liquidity

At December 31, 2003, we had working capital of $55.0 million including cash and cash equivalents of $14.2 million as compared to working capital of $31.3 million including $12.7 million in cash and cash equivalents as of December 31, 2002. The $1.5 million increase in cash and cash equivalents was primarily related to operating cash flow for the twelve months ended December 31, 2003 of $47.0 million, an increase in cash provided by financing activities of $26.6 million offset by the earn-out payment of $39.4 million, and increased investments in property, plant and equipment of $32.6 million over the pro forma twelve months ended December 31, 2002. The $23.7 million increase in working capital was driven primarily by an increase in accounts receivable and inventory offset by an increase in accounts payable and accrued expenses.

Our principal sources of funds are cash flows from operations and borrowings under our U.S. and European revolving credit facilities. Our principal uses of funds consist of capital expenditures and payments of principal, and interest on our outstanding senior debt facilities. Capital expenditures totaled $11.1 million for the pro forma twelve months ended December 31, 2002 and $32.6 million for the twelve months ended December 31, 2003. We expect 2004 capital expenditures to be approximately $28.0 million, including approximately $16.0 million associated with the expansion of our European manufacturing facility, with $2.4 million already spent in 2003, and approximately $3.0 million related to maintenance of our existing assets. For the twelve months ended December 31, 2003 we spent $17.9 million in connection with the expansion of our United States manufacturing facility. In November 2002, in connection with the Tempur acquisition, we obtained from a syndicate of lenders a $170.0 million senior secured credit facility under United States and European term loans and long-term revolving credit facilities. Additionally, we obtained a total of $50.0 million of 12.5% senior subordinated unsecured debt financing under United States and European term loans, all of which was drawn upon at the inception of this facility to fund a portion of the various payments required in connection with the Tempur acquisition.

Our cash flow from operations increased to $47.0 million for the twelve months ended December 31, 2003 as compared to $35.1 million for the pro forma twelve months ended December 31, 2002, an increase of $11.9 million, or 33.9%. This increase in operating cash flows was primarily the result of increased net income, partially offset by increased investment in inventory as we continued to build up inventories in anticipation of our expanded capacity at our United States manufacturing facility becoming operational, which has occurred in the first quarter of 2004. Our cash flow from operations increased to $35.1 million for the pro forma twelve months ended December 31, 2002 as compared to $19.7 million for the twelve months ended December 31, 2001, an increase of $15.4 million, or 78.2%. This increase resulted primarily from improved net income and working capital management.

Net cash used in investing activities increased to $71.1 million for the twelve months ended December 31, 2003 as compared to $6.5 million for the pro forma twelve months ended December 31, 2002, an increase of $64.6 million or 993.8%. Investing activities in the twelve months ended December 31, 2003 consisted primarily of the earn-out payment and our expansion of the U.S. manufacturing capacity for mattresses. Net cash used in investing activities decreased to $6.5 million for the pro forma twelve months ended December 31, 2002 as compared to $34.9 million for the twelve months ended December 31, 2001, a decrease of $28.4 million, or 81.4%. Investing activities consisted primarily of purchases of property and equipment related to investment in information technology and ongoing plant expenditures in all periods. The net cash used in investing activities was significantly higher in 2001 than for the pro forma twelve months ended December 31, 2002 because of the timing of the costs associated with the expansion of our Danish manufacturing facility and the construction of our new United States manufacturing facility. In May 2000, we began construction of our United States manufacturing facility. Capital expenditures in 2001 included the cost to construct this facility, the equipment used in the facility and new equipment in our manufacturing facility in Denmark.

Cash flow provided by financing activities increased to $26.6 million for the twelve months ended December 31, 2003 as compared to cash used by financing activities of $23.9 million for the pro forma twelve months ended December 31, 2002, an increase of $50.5 million or 211.3%. This increase is due primarily to the proceeds from the issuance of long-term debt in the twelve months ended December 31, 2003. Cash flow used in financing activities increased to $23.9 million for the pro forma twelve months ended December 31, 2002 as compared to cash flow provided by financing activities of $12.6 million for the twelve months ended December 31, 2001, an increase of $36.5 million or 289.7%. This increase is due to the repayment of our long-term credit facilities in combined twelve months ended December 31, 2002 and the issuance of long-term debt in the twelve months ended December 31, 2001. On November 1, 2002, in connection with the Tempur acquisition, we refinanced all of Tempur World’s existing credit facilities and issued new debt totaling $200.0 million to fund the Tempur acquisition.

Capital Expenditures

Due to the continued growth in our business, in March 2003, we began construction on a $20.0 million addition to our United States manufacturing facility to support the continuing growth in mattress sales and to provide needed capacity to meet future demand for our products. Total capital expenditures related to this expansion were $17.9 million for 2003, with an additional $1.3 million expected for completion in first quarter 2004. The additional production capacity at our United States manufacturing facility will allow us to significantly increase our mattress manufacturing capacity. Additionally, we plan to begin construction on an expansion of mattress production capacity in our Denmark manufacturing facility in the first quarter of 2004 to meet the demands for our international operations. Total capital expenditures related to this expansion were $2.4 million for 2003 and we expect total capital expenditures related to that expansion to be approximately $16.0 million in 2004 for a total of $18.4 million.

In May 2003, we engaged a site selection firm to assist us in selecting a location for our third manufacturing facility, which will be located in Albuquerque, New Mexico. This facility is currently expected to require capital expenditures of approximately $45.0 million and to be completed by the fourth quarter of 2006. This facility will provide additional capacity to meet anticipated future demand.

Debt Service

Amended Senior Credit Facilities.    In connection with the recapitalization, we entered into amended senior credit facilities on the terms described below.

Our amended senior credit facilities provide a total of $270.0 million in financing, consisting of:

•	a $20.0 million United States revolving credit facility;

•	a $30.0 million United States term loan A facility;

•	a $135.0 million United States term loan B facility (the United States revolving credit facility and the United States term loans are collectively referred to herein as the “United States Facility”);

•	a $20.0 million European revolving credit facility; and

•	a $65.0 million European term loan A facility (the European revolving credit and the European term loan are collectively referred to herein as the “European Facility”).

Our revolving credit facilities and our term loan A facilities mature in 2008 and our term loan B facility matures in 2009. As of December 31, 2003, we had a total of $224.3 million in borrowing outstanding under the amended senior credit facilities, and a total of $4.6 million in letters of credit outstanding.

Borrowing availability under the United States and European revolving credit facilities is subject to a borrowing base, as defined in the loan agreement. Each of the United States and European revolving facilities also provide for the issuance of letters of credit to support local operations. Allocations of the United States and European revolving facilities to such letters of credit will reduce the amounts available to be borrowed under their respective facilities. At December 31, 2003, we had approximately $20.2 million available under our United States and European revolving credit facilities. Our net weighted-average borrowing cost was 6.2% for the twelve months ended December 31, 2001, 6.9% for the pro forma twelve months ended December 31, 2002 and 7.0% for the twelve months ended December 31, 2003.

Subject to exceptions for reinvestment of proceeds, we are required to prepay outstanding loans under our amended senior credit facilities with the net proceeds of certain asset dispositions, condemnation settlements and insurance settlements from casualty losses, issuances of certain equity and a portion of excess cash flow.

We may voluntarily prepay loans or reduce commitments under our amended senior credit facilities, in whole or in part, subject to minimum amounts. If we prepay Eurodollar rate loans other than at the end of an applicable interest period, we will be required to reimburse lenders for their redeployment costs.

The amended senior credit facilities contain negative and affirmative covenants and requirements affecting us and our domestic and foreign subsidiaries that we create or acquire, with certain exceptions set forth in our amended credit agreement. Our amended senior credit facilities contain the following negative covenants and restrictions, among others: restrictions on liens, real estate purchases, sale-leaseback transactions, indebtedness, dividends and other restricted payments, guarantees, redemptions, liquidations, consolidations and mergers, acquisitions, asset dispositions, investments, loans, advances, changes in line of business, formation of new subsidiaries, changes in fiscal year, transactions with affiliates, amendments to charter, by-laws and other material documents, hedging agreements and intercompany indebtedness.

The amended senior credit facilities contain the following affirmative covenants, among others: delivery of financial and other information to the administrative agent, compliance with laws, maintenance of properties, licenses and insurance, access to books and records by the lenders, notice to the administrative agent upon the occurrence of events of default, material litigation and other events, conduct of business and existence, payment of obligations, maintenance of collateral and maintenance of interest rate protection agreements.

The incremental proceeds of our amended senior credit facilities were used along with the proceeds from the offering of the senior subordinated notes and cash on hand to fund the recapitalization and provide working capital.

Senior Subordinated Notes.    Pursuant to the terms of the indenture, Tempur-Pedic International’s indirect, wholly-owned subsidiaries, Tempur-Pedic, Inc. and Tempur Production USA, Inc., issued senior subordinated notes in the aggregate principal amount of $150.0 million. Those notes will mature on August 15, 2010.

Tempur-Pedic, Inc. and Tempur Production USA, Inc. are permitted to redeem some or all of the senior subordinated notes at any time after August 15, 2007 at specified redemption prices.

If Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International or any of Tempur-Pedic International’s other restricted subsidiaries sell certain assets or experience specific kinds of changes of control, Tempur-Pedic, Inc. and Tempur Production USA, Inc. must offer to repurchase the senior subordinated notes at the prices, plus accrued and unpaid interest, and additional interest, if any, to the date of redemption specified in the indenture.

The indenture governing the senior subordinated notes contains certain negative and affirmative covenants and requirements affecting us and our subsidiaries that we create or acquire. Subject to certain important exceptions and qualifications set forth in the indenture, these covenants limit the ability of Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International and the restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions, make other restricted payments and investments, create liens, incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments, sell assets, including capital stock of our restricted subsidiaries, merge or consolidate with other entities, and enter into transactions with affiliates.

Initial public offering.    Effective with our initial public offering on December 23, 2003, the authorized shares of capital stock were increased to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. All outstanding shares of our Series A convertible preferred stock, Class A common stock, Class B-1 common stock and Class B-1 common stock warrants were converted to Tempur-Pedic International common stock on a one-for-one basis. The holders of our common stock are entitled to one vote per share on all matters which require a vote by our stockholders as outlined in our certificate of incorporation and our by-laws. Subject to preferences that may be applicable to any outstanding preferred stock, holders of our common stock are entitled to receive ratably such dividends as may be declared from time to time by our board of directors out of funds legally available for that purpose. In the event of our liquidation, dissolution, or winding up, the holders of our common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

Our board of directors will be authorized, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the board of directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

We raised $87.5 million from the initial public offering of 6,250,000 shares of common stock at a price to the public of $14.00 per share, all of which shares were issued and sold by us. Net proceeds, after deducting underwriting discounts and commissions, of $79.0 million were received by us and invested in short-term, investment-grade, interest-bearing instruments. In connection with the initial public offering, certain of our stockholders also sold 15,312,500 shares of common stock, including 2,812,500 shares pursuant to the underwriters’ exercise in full of their over-allotment option, for net proceeds of $200.4 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We used a portion of the proceeds from the initial public offering to redeem $52.5 million of old notes and to repay approximately $18.7 million of indebtedness under our amended senior credit facilities. In conjunction with the January 23, 2004 redemption of the old notes, we expect to reflect the $5.4 million redemption premium as a loss on debt extinguishment in the first quarter of 2004. Total offering expenses were approximately $8.6 million.

Future Liquidity Sources

Our primary sources of liquidity are cash flow from operations and borrowings under our revolving credit facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. We incurred substantial indebtedness in connection with the recapitalization, including as a result of the issuance of the notes. As of December 31, 2003, on a pro forma basis giving effect to the redemption in January 2004 of our senior subordinated notes in an aggregate principal amount of $52.5 million, we had approximately $324.0 million of indebtedness outstanding, excluding letters of credit. In addition, as of December 31, 2003, we had stockholders’ equity of approximately $122.7 million. Our significant debt service obligations following the recapitalization could, under certain circumstances, have material consequences to our security holders, including holders of our senior subordinated notes. Total cash interest payments related to our amended senior credit facilities and our senior subordinated notes are expected to be in excess of approximately $21.0 million annually. The scheduled installments for principal payments on our term loans under our amended senior credit facilities (as currently in effect) total to $10.5 million in 2004, $13.3 million in 2005, $13.3 million in 2006, $19.1 million in 2007, $26.7 million in 2008 and $143.6 million thereafter.

Based upon the current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under our amended credit facilities will be adequate to meet our anticipated debt services requirements, capital expenditures and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our amended senior credit facilities or otherwise to enable us to service our indebtedness, including our amended senior credit facilities and the notes, or to make anticipated capital expenditures.

Our amended senior credit facilities contain various affirmative and negative covenants, including the following financial covenants that require us to maintain the following financial ratios or comply with the following limitations:

•	maximum capital expenditures (as defined in our amended senior credit facilities) of not more than $30 million for each of 2003 and 2004 and $40 million for 2005 (with the ability to carry forward a portion of certain unused amounts from the immediately preceding fiscal year). In 2003 we exceeded this capital expenditure limit by approximately $2.5 million, but we obtained a waiver from our lenders.

•	minimum ratio of consolidated fixed charges to consolidated EBITDA (each as defined in our amended senior credit facilities) for the twelve month period ending on each of the fiscal quarters ending in 2003 and 2004 of 1.05 to 1.00, and 1.10 to 1.00 for each of the fiscal quarters ending in 2005. Our ratio for the quarter ended December 31, 2003 was approximately 1.58 to 1.00.

•	minimum ratio of consolidated interest expense to consolidated EBITDA (each as defined in our amended senior credit facilities) of not less than 3.00 to 1.00 for each four fiscal quarter period ending after June 30, 2003. For the four fiscal quarter period ending December 31, 2003 our ratio was approximately 6.18 to 1.00.

•	maximum ratio of consolidated funded indebtedness to consolidated EBITDA (each as defined in our amended senior credit facilities) for the twelve month period ended as of the end of each fiscal quarter. The maximum leverage ratio for the twelve month periods ended December 31, 2003, March 31, 2004 and June 30, 2004 is 4.25 to 1.00, the maximum leverage ratio for the twelve month period ended September 30, 2004 is 4.0 to 1.00, the maximum leverage ratio for the twelve month periods ended December 31, 2004, March 31, 2005 and June 30, 2005 is 3.75 to 1.00 and the maximum leverage ratio for the twelve month periods ended September 30, 2005 and December 31, 2005 is 3.50 to 1.00. For the twelve months ended December 31, 2003 our leverage ratio was 3.32 to 1.00.

•	maximum ratio of consolidated senior funded indebtedness to consolidated EBITDA (each as defined in our amended senior credit facilities) for the twelve month period ended as of the end of each fiscal quarter. The maximum senior leverage ratio for the twelve month periods ended December 31, 2003, March 31, 2004 and June 30, 2004 is 2.75 to 1.00, the maximum senior leverage ratio for the twelve month period ended September 30, 2004 is 2.5 to 1.00, the maximum senior leverage ratio for the twelve month periods ended December 31, 2004, March 31, 2005 and June 30, 2005 is 2.25 to 1.00 and the maximum senior leverage ratio for the twelve month periods ended September 30, 2005 and December 31, 2005 is 2.15 to 1.00. For the twelve months ended December 31, 2003 our senior leverage ratio was 2.04 to 1.00.

As described above, we were not in compliance with our capital expenditure covenant at December 31, 2003 as a result of accelerated spending to fund our manufacturing expansion, but we obtained a waiver from our lenders. In addition, at December 31, 2003, we were not in compliance with certain administrative covenants requiring the delivery of certain financial information, but we also obtained a waiver from our lenders. As of March 1, 2004, we were in compliance with all of our restrictive covenants.

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2003, prior to the partial redemption of our senior subordinated notes in January 2004, are summarized below:

	Payment due by period
Contractual Obligations	2004	2005	2006	2007	2008	After 2008	Total Obligations
($ in millions)
Long-term Debt	$10.5	$13.3	$13.3	$19.1	$26.7	$293.6	$376.5
Operating Leases	3.3	2.7	2.0	1.8	1.7	1.3	12.8
Capital Expenditure Commitments	4.2	—	—	—	—	—	4.2

Total	$18.0	$16.0	$15.3	$20.9	$28.4	$294.9	$393.5

Impact of Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 was effective January 1, 2003. SFAS 145 eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations” (APB 30). SFAS 145 also requires sale-

leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The adoption of SFAS 145 did not have a significant impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This statement nullifies Emerging Issues Task Force Issue 94-3 (Issue 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made regarding obligations under certain issued guarantees by a guarantor in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee at the fair value of the obligation. FIN 45 does not provide specific guidance for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financial statements for periods ending after December 15, 2002. This did not have a significant impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF No. 00-21 to have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement 123” (SFAS 148), which was effective on December 31, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, it amends the disclosure requirements of SFAS 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method on reported results. The provisions regarding alternative methods of transition do not apply to us, which accounts for stock-based compensation using the intrinsic value method. The disclosure provisions have been adopted. We do not believe that the adoption of this Statement will have a significant impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. In December 2003, the FASB issued FIN 46, as revised, which modified the effective date for implementation. In accordance with this revised standard, we plan to adopt FIN 46 on March 31, 2004 and do not expect its adoption to have a material impact on our consolidated financial statements.

        In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an “underlying” and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 15, 2003 (with a few exceptions) and for hedging relationships designated after June 15, 2003. The guidance is to be applied prospectively. We do not believe that the adoption of this Statement will have a significant impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new guidance requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. Application of SFAS 150 to financial instruments that exist on the date of adoption should be reported through a cumulative effect of a change in an accounting principle by measuring those instruments at fair value or as otherwise required by the SFAS 150. The adoption of SFAS 150 did not have a significant impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. A sensitivity analysis indicates that if the exchange rate of the United States Dollar to foreign currency at December 31, 2003 increased by 10%, we would incur losses of approximately $0.3 million on foreign currency forward contracts outstanding at December 31, 2003. Such losses would be largely offset by gains from the revaluation or settlement of the underlying positions economically hedged. This calculation assumes that each exchange rate would change in the same direction relative to the United States Dollar.

Within the normal course of business, we use derivative financial instruments principally to manage the exposure to changes in the value of certain foreign currency denominated assets and liabilities of our Denmark manufacturing operations. Gains and losses are recognized currently in the results of operations and are generally offset by losses and gains on the underlying assets and liabilities being hedged. Gains and losses on these contracts generally offset losses and gains on our foreign currency receivables and foreign currency debt. We do not hedge the effects of foreign exchange rates fluctuations on the translation of its foreign results of operations or financial position, nor do we hedge exposure related to anticipated transactions.

We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings. Our currency forward contracts are denominated in United States Dollars, British Pound Sterling and Japanese Yen, each against the Danish Krone.

Interest Rate Risk

We are exposed to changes in interest rates. All of our indebtedness under our amended senior credit facilities is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On December 31, 2003, we had variable rate debt of approximately $224.3 million. Holding other variables constant including levels of indebtedness, a one hundred basis point increase in interest rates on our variable rate debt would have an estimated impact on income before income taxes for the next year of approximately $2.2 million. We are required under the terms of our amended senior credit facilities, to have at least $60.0 million of our total indebtedness subject to either a fixed interest rate or interest rate protection for a period of not less than three years within 60 days from the date of the closing of the recapitalization.

In January 2003, we paid a premium to purchase two three-year interest rate caps for the purpose of protecting $60.0 million of the existing variable interest rate debt outstanding, at any given time, against LIBOR rates rising above 5%. Under the terms of the interest rate caps, we have paid a premium to receive payments based on the difference between 3-month LIBOR and 5% during any period in which the 3-month LIBOR rate exceeds 5%. The interest rate caps settle on the last day of March, June, September and December until expiration.

As a result of entering into the interest rate caps, we have mitigated our exposure to interest rate fluctuations above the predetermined level. As the interest payments on long-term debt are based on 3-month LIBOR and we receive a payment based on the difference between the set ceiling (5%) and 3-month LIBOR from the interest rate cap counter-party, we have eliminated any impact to rising interest rates above the stated ceiling, for an amount equal to $60.0 million of our total debt outstanding.

The fair value carrying amount of these instruments was $(2.0) million at December 31, 2002 and $0.7 million at December 31, 2003, which is recorded as follows:

	December 31, 2002	December 31, 2003
($ in millions)
Foreign exchange receivable	$—	$0.5
Foreign exchange payable	(2.0)	—
Interest rate caps	—	0.2

Total	$(2.0)	$0.7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, Item 15 of this report and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code”) within the meaning of Item 406(b) of Regulation S-K. The Code applies to our employees, executive officers and directors. The Code is publicly available on our website at www.tempurpedic.com/ir or you may obtain a copy of it, at no cost, by writing to or telephoning us at:

Tempur-Pedic International Inc.

1713 Jaggie Fox Way

Lexington, Kentucky 40511

Attention: Robert B. Trussell, Jr.

800-878-8889

If we make substantive amendments to the Code or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five business days of such amendment or waiver. The information on our website is not incorporated by reference into this report.

Audit Committee Financial Expert

Our board of directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. Francis A. Doyle, the Chairman of the Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and New York Stock Exchange rules.

Information relating to executive officers is set forth in Part I of this report following Item 4 under the caption “Executive Officers of the Registrant.” The other information required by this Item is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement, except that the section in the Proxy Statement entitled “Compensation Committee Report On Executive Compensation” shall not be deemed incorporated by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1.	Financial statements:

Report of Ernst & Young LLP, Independent Auditors

Report of Arthur Andersen LLP (previously issued)

Consolidated Balance Sheets as of December 31, 2002 and 2003

Consolidated Statements of Income for the twelve months ended December 31, 2001, the ten months ended October 31, 2002, the two months ended December 31, 2002 and the twelve months ended December 31, 2003

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2001, the ten months ended October 31, 2002, the two months ended December 31, 2002 and the twelve months ended December 31, 2003

Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2001, the ten months ended October 31, 2002, the two months ended December 31, 2002 and the twelve months ended December 31, 2003

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

Report of Independent Auditors on Financial Statement Schedule	S-1
Schedule II—Valuation of Qualifying Accounts and Reserves	S-2

All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

3.	Exhibits:

The following is an index of the exhibits included in this report or incorporated herein by reference.

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger dated as of October 4, 2002, among Fagerdala Holding B.V., Fagerdala Industri A.B., Chesterfield Properties Limited, Viking Investments S.a.r.l., Robert B. Trussell, Jr., David C. Fogg, Jeffrey P. Heath, H. Thomas Bryant, Tempur-Pedic International Inc., TWI Acquisition Corp. and Tempur World, LLC.

2.2(1)	Contribution Agreement dated as of October 4, 2002, among TA IX, L.P., TA/Advent VIII L.P., TA/Atlantic and Pacific IV, L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P., TA Investors LLC, Friedman Fleischer & Lowe Capital Partners, LP, FFL Executive Partners, LP, Robert B. Trussell, Jr., David C. Fogg, H. Thomas Bryant, Jeffrey P. Heath, Mrs. R.B. Trussell, Jr. and Tempur-Pedic International Inc.

3.1(4)	Certificate of Incorporation of Tempur-Pedic International Inc., including amendments.

3.2(4)	By-laws of Tempur-Pedic International Inc.

4.1(1)	Indenture dated as of August 15, 2003, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International Inc., Tempur World, LLC, Tempur World Holdings, LLC, Tempur-Pedic, Direct Response, Inc., Tempur-Medical, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee.

4.2(5)	Supplemental Indenture dated as of February 19, 2004, among Dawn Sleep Technologies, Inc., Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International Inc., Tempur World, LLC, Tempur World Holdings, LLC, Tempur-Pedic, Direct Response, Inc., Tempur-Medical, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee.

4.3(1)	Form of 10¼% Senior Subordinated Notes Due 2010 (included in Exhibit 4.1).

4.4(1)	Registration Rights Agreement dated as of August 15, 2003, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International Inc., Tempur World, LLC, Tempur World Holdings, LLC, Tempur-Pedic, Direct Response, Inc., Tempur-Medical, Inc., Lehman Brothers Inc, UBS Securities LLC and Credit Suisse First Boston LLC.

4.5(4)	Specimen certificate for shares of common stock

10.1(1)	Second Amended and Restated Credit Agreement dated as of August 15, 2003, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur World Holding Company ApS, Dan-Foam ApS, certain Credit Parties as defined therein, General Electric Capital Corporation, Lehman Commercial Paper Inc., Nordea Bank Danmark A/S, GE European Leveraged Finance Limited, HSBC Bank PLC, the Lenders as defined therein, Lehman Brothers Inc. and GECC Capital Markets Group, Inc.

10.1.1	Amendment No. 1 and Limited Waiver to Second Amended and Restated Credit Agreement dated as of November 26, 2003, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur World Holding Company ApS, Dan-Foam ApS, certain Credit Parties as defined therein, General Electric Capital Corporation, Lehman Commercial Paper Inc., Nordea Bank Danmark A/S, GE European Leveraged Finance Limited, HSBC Bank PLC, the Lenders as defined therein, Lehman Brothers Inc. and GECC Capital Markets Group, Inc.

10.1.2	Amendment No. 2 and Limited Waiver to Second Amended and Restated Credit Agreement dated as of January 22, 2004, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur World Holding Company ApS, San-Foam ApS, certain Credit Parties as defined therein, General Electric Capital Corporation, Lehman Commercial Paper Inc., Nordea Bank Danmark A/S, GE European Leveraged Finance Limited, HSBC Bank PLC, the Lenders as defined therein, Lehman Brothers Inc. and GECC Capital Markets Group, Inc.

10.1.3	Amendment No. 3 and Limited Waiver to Second Amended and Restated Credit Agreement dated as of February 20, 2004, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur World Holding Company ApS, Dan-Foam ApS, certain Credit Parties as defined therein, General Electric Capital Corporation, Lehman Commercial paper Inc., Nordea Bank Danmark A/S, GE European Leveraged Finance Limited, HSBC Bank PLC, the Lenders as defined therein, Lehman Brothers Inc. and GECC Capital Markets Group, Inc.

10.2(1)	Registration Rights Agreement dated as of November 1, 2002, among Tempur-Pedic International Inc., Friedman Fleischer & Lowe Capital Partners, LP, FFL Executive Partners, LP, TA IX, L.P., TA/Atlantic and Pacific IV, L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P., TA/Advent VIII L.P., TA Investors LLC, TA Subordinated Debt Fund, L.P., Gleacher Mezzanine Fund I, L.P., Gleacher Mezzanine Fund P, L.P. and the investors listed on Schedule I thereto.

10.3(1)	Stockholder Agreement dated as of November 1, 2002, among Tempur-Pedic International Inc., Friedman Fleischer & Lowe Capital Partners, LP, FFL Executive Partners, LP, TA IX, L.P., TA/Atlantic and Pacific IV, L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P., TA/Advent VIII L.P., TA Investors LLC, TA Subordinated Debt Fund, L.P., Gleacher Mezzanine Fund I, L.P., Gleacher Mezzanine Fund P, L.P. and the investors listed on Schedule I thereto.

10.4(1)	Series A Preferred Stock Stockholder Agreement dated as of November 1, 2002, among Tempur-Pedic International Inc., Friedman Fleischer & Lowe Capital Partners, LP, FFL Executive Partners, LP, TA IX, L.sP., TA/Atlantic and Pacific IV, L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P., TA/Advent VIII L.P. and TA Investors LLC.

10.5(1)	Tempur-Pedic International Inc. 2002 Stock Option Plan.

10.6(1)	Amended and Restated Employment and Noncompetition Agreement effective as of November 1, 2002, between Tempur World, LLC and Robert B. Trussell, Jr.

10.7(1)	Amended and Restated Employment and Noncompetition Agreement effective as of November 1, 2002, between Tempur World, LLC and David C. Fogg.

10.8(1)	Amended and Restated Employment and Noncompetition Agreement effective as of November 1, 2002, between Tempur World, LLC and H. Thomas Bryant.

10.9(1)	Amended and Restated Employment and Noncompetition Agreement effective as of November 1, 2002, between Tempur World, LLC and Jeffrey P. Heath.

10.10(1)	Separation Agreement dated as of July 3, 2003, among Tempur-Pedic International Inc., Tempur World, LLC and Jeffrey P. Heath.

10.11(1)	Consultant’s Agreement effective as of July 12, 2003, among Tempur-Pedic, Inc., Tempur World, LLC and Jeffrey P. Heath.

10.12(1)	Employment and Noncompetition Agreement dated as of July 11, 2003, between Tempur World, LLC and Dale E. Williams.

10.13(2)	Employment Agreement dated as of September 12, 2003 between Tempur International Limited and David Montgomery.

10.14(4)	Tempur-Pedic International Inc. 2003 Equity Incentive Plan.

10.15(4)	Tempur-Pedic International Inc. 2003 Employee Stock Purchase Plan.

10.16(3)	Letter Agreement dated October 20, 2003 from Tempur-Pedic International Inc. and Tempur World, LLC to Michael Magnusson and Dag Landvik, as Seller Representatives under the Merger Agreement, and their affiliates.

10.17(5)	Underwriting Agreement dated as of December 17, 2003, among Tempur-Pedic International Inc., the Selling Stockholders named in Schedule II thereto, Lehman Brothers Inc., Goldman, Sachs & Co., UBS Securities LLC, Citigroup Global Markets Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc.

10.18(1)	Purchase Agreement dated as of August 8, 2003, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International Inc., Tempur World LLC, Tempur World Holdings LLC, Tempur-Pedic, Direct Response, Inc., Tempur-Medical, Inc., Lehman Brothers Inc., UBS Securities LLC and Credit Suisse First Boston LLC.

12.1(5)	Statement regarding computation of ratio of earnings to fixed charges.

21.1	Subsidiaries of Tempur-Pedic International Inc.

23.1	Consent of Ernst & Young LLP.

23.2	Notice regarding consent of Arthur Andersen LLP.

24.1	Power of Attorney of Tempur-Pedic International Inc. (included on the signature pages hereof).

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(1)	Incorporated by reference from Tempur-Pedic International’s registration statement on Form S-4 (File No. 333-109054) filed with the Commission on September 23, 2003.

(2)	Incorporated by reference from Amendment No. 1 to Tempur-Pedic International’s registration statement on Form S-4 (File No. 333-109054) filed with the Commission on October 31, 2003.

(3)	Incorporated by reference from Amendment No. 2 to Tempur-Pedic International’s registration statement on Form S-4 (File No. 333-109054) filed with the Commission on November 25, 2003.

(4)	Incorporated by reference from Amendment No. 3 to Tempur-Pedic International’s registration statement on Form S-1 (File No. 333-109798) filed with the Commission on December 12, 2003.

(5)	Incorporated by reference from Amendment No. 3 to Tempur-Pedic International’s registration statement on Form S-4 (File No. 333-109054) filed with the Commission on February 27, 2004.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: March 30, 2004	By:	/S/ ROBERT B. TRUSSELL, JR.

Robert B. Trussell, Jr. President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Robert B. Trussell, Jr. and Dale E. Williams and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, from such person and in each person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitutes, may do or lawfully cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 30th of March, 2004, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/S/ ROBERT B. TRUSSELL, JR. Robert B. Trussell, Jr.	President, Chief Executive Officer (Principal Executive Officer) and Director

/S/ DALE E. WILLIAMS Dale E. Williams	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

/S/ JEFFREY B. JOHNSON Jeffrey B. Johnson	Corporate Controller, Chief Accounting Officer, Vice President and Assistant Secretary (Principal Accounting Officer)

/S/ JEFFREY S. BARBER Jeffrey S. Barber	Director

/S/ FRANCIS A. DOYLE Francis A. Doyle	Director

/S/ TULLY M. FRIEDMAN Tully M. Friedman	Director

/S/ NANCY F. KOEHN Nancy F. Koehn	Director

/S/ CHRISTOPHER A. MASTO Christopher A. Masto	Director

/S/ P. ANDREWS MCLANE P. Andrews McLane	Director

INDEX TO HISTORICAL FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors	F-2

Report of Arthur Andersen LLP (previously issued)	F-3

Consolidated Balance Sheets as of December 31, 2002 and 2003	F-4

Consolidated Statements of Income for the twelve months ended December 31, 2001, the ten months ended October 31, 2002, the two months ended December 31, 2002 and the twelve months ended December 31, 2003

F-5

Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2001, the ten months ended October 31, 2002, the two months ended December 31, 2002 and the twelve months ended December 31, 2003

F-6

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2001, the ten months ended October 31, 2002, the two months ended December 31, 2002 and the twelve months ended December 31, 2003

F-7

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

    Tempur-Pedic International Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries (the Company) as of December 31, 2002 and 2003, the related consolidated statements of income, stockholders’ equity and cash flows for the two months ended December 31, 2002 and year ended December 31, 2003 and the consolidated statements of income, stockholders’ equity and cash flows of Tempur World, Inc. and Subsidiaries (Predecessor to the Company) for the ten months ended October 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Tempur World, Inc. and Subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 8, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2002 and 2003, and the related consolidated results of its operations and cash flows for the two months ended December 31, 2002 and year ended December 31, 2003 and the related consolidated results of operations and cash flows of Tempur World, Inc. and Subsidiaries for the ten months ended October 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1(i) to the consolidated financial statements, the Company changed its method of accounting for goodwill.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As discussed in Note 18 to the consolidated financial statements, those consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 18 for the December 31, 2001 consolidated financial statements included (a) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income. In our opinion, the disclosure for 2001 in Note 18 is appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

ERNST & YOUNG LLP

Louisville, Kentucky

February 10, 2004

Arthur Andersen LLP Has Not Reissued This Report As Arthur Andersen LLP Ceased Operations In August 2002. The Following Report Is A Copy of the Previously Issued Arthur Andersen LLP Report.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Tempur World, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Tempur World, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Tempur World, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Louisville, Kentucky

March 8, 2002

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	December 31,
	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$12,654	$14,230
Accounts receivable, net	43,799	60,309
Inventories	36,630	58,276
Prepaid expenses and other current assets	3,148	6,937
Deferred income taxes	5,051	5,692

Total current assets	101,282	145,444
Property, plant and equipment, net	88,286	114,741
Goodwill	164,644	208,546
Other intangible assets, net	85,065	80,000
Restricted cash	—	60,243
Deferred financing and other non-current assets, net	9,316	11,375

Total assets	$448,593	$620,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,675	$25,886
Accrued expenses and other	38,702	54,078
Current portion of long-term debt	13,565	10,496

Total current liabilities	69,942	90,460
Long-term debt	182,292	366,026
Deferred income taxes	42,500	39,049
Other non-current liabilities	2,253	2,105

Total Liabilities	296,987	497,640
Commitments and contingencies (see notes)
Stockholders’ Equity:
Preferred stock, $.01 par value, 94,500,000 and 10,000,000 shares authorized in 2002 and 2003, respectively; 76,893,416 and 0 shares issued and outstanding in 2002 and 2003, respectively	148,422	—
Common stock, $.01 par value, 170,625,000 and 300,000,000 shares authorized in 2002 and 2003, respectively; 7,814,436 and 97,317,669 shares issued and outstanding in 2002 and 2003, respectively	—	973
Additional paid in capital	4,864	249,946
Class B-1 common stock warrants	2,348	—
Notes receivable	(100)	—
Deferred stock compensation, net of amortization of $2 and $4,221 as of December 31, 2002 and 2003, respectively	(141)	(8,935)
Retained deficit	(5,205)	(127,630)
Accumulated other comprehensive income	1,418	8,355

Total stockholders’ equity	151,606	122,709

Total liabilities and stockholders’ equity	$448,593	$620,349

The accompanying notes to consolidated financial statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Predecessor
	Twelve Months Ended December 31, 2001	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Twelve Months Ended December 31, 2003
Net sales	$221,514	$237,314	$60,644	$479,135
Cost of sales	107,569	110,228	37,812	223,865

Gross profit	113,945	127,086	22,832	255,270
Selling expenses	52,122	59,572	15,322	106,345
General and administrative expenses	30,189	26,136	8,330	50,356
Research and development expenses	1,263	985	163	1,495

Operating income (loss)	30,371	40,393	(983)	97,074
Other income (expense), net:
Interest expense, net	(6,555)	(6,292)	(2,955)	(20,539)
Loss on debt extinguishment	—	—	—	(13,669)
Other expense, net	(316)	(1,724)	1,331	(1,664)

Total other expense	(6,871)	(8,016)	(1,624)	(35,872)

Income (loss) before income taxes	23,500	32,377	(2,607)	61,202
Income tax provision	11,643	12,436	640	23,627

Net income (loss)	11,857	19,941	(3,247)	37,575
Preferred stock dividends	345	1,238	1,958	—
Net income (loss) available to common stockholders	$11,512	$18,703	$(5,205)	$37,575

Basic (loss) earnings per share			$(.67)	$3.32

Diluted (loss) earnings per share			$(.67)	$.39

The accompanying notes to consolidated financial statements

are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share and per share amounts)

	Common Stock	Preferred Stock	Additional Paid in Capital	Class B-1 Common Stock Warrants	Notes Receivable	Treasury Stock	Deferred Stock Compensation	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income	Total
Predecessor Balance, December 31, 2000	$90	$—	$14,352	$—	$—	$—	$—	$24,410	$(615)	$38,237
Net income								11,857		11,857
Foreign currency translation adjustments, net of tax									(2,741)	(2,741)
Dividends on preferred stock								(345)		(345)
Purchases of treasury stock						(30,314)				(30,314)

Predecessor Balance, December 31, 2001	$90	$—	$14,352	$—	$—	$(30,314)	$—	$35,922	$(3,356)	$16,694
Net income								19,941		19,941
Foreign currency translation adjustments, net of tax									6,833	6,833
Dividends on preferred stock								(1,238)		(1,238)
Purchases of treasury stock						(2,335)				(2,335)

Predecessor Balance, October 31, 2002	$90	$—	$14,352	$—	$—	$(32,649)	$—	$54,625	$3,477	$39,895

Balance, November 1, 2002	$—	$146,464	$4,864	$2,348	$(100)	$—	$(143)	$—	$—	$153,433
Net loss								(3,247)		(3,247)
Foreign currency translation adjustments, net of tax									1,418	1,418
Dividends on preferred stock		1,958						(1,958)		—
Amortization of deferred stock compensation							2			2

Balance, December 31, 2002	$—	$148,422	$4,864	$2,348	$(100)	$—	$(141)	$(5,205)	$1,418	$151,606
Net income								37,575		37,575
Foreign currency translation adjustments, net of tax									6,937	6,937
Dividends paid to stockholders								(160,000)		(160,000)
Exercise of stock options			3,071							3,071
Conversion to common stock upon IPO	910	(148,422)	149,860	(2,348)						—
IPO transaction costs			(2,612)							(2,612)
Issuance of common stock upon IPO	63		81,750							81,813
Unearned stock-based compensation			13,013				(13,013)			—
Amortization of unearned stock-based compensation							4,219			4,219
Notes receivable repayment					100					100

Balance, December 31, 2003	$973	$—	$249,946	$—	$—	$—	$(8,935)	$(127,630)	$8,355	$122,709

The accompanying notes to consolidated financial statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands except share and per share amounts)

	Predecessor
	Twelve Months Ended December 31, 2001	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Twelve Months Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,857	$19,941	$(3,247)	$37,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,051	10,383	3,306	19,756
Amortization of deferred financing costs	323	1,116	287	1,986
Write-off of deferred financing fees	—	—	—	7,988
Write-off of original issue discount	—	—	—	1,983
Amortization of original issue discount	—	—	84	281
Stock based compensation amortization	—	—	—	4,219
Allowance for doubtful accounts	3,000	2,776	501	2,090
Deferred income taxes	1,692	(1,138)	(2,483)	(4,829)
Foreign currency adjustments	1,582	(3,887)	(2,649)	(4,143)
Loss (Gain) on sale of equipment	(53)	268	233	123
Loss on asset impairment	—	1,621	—	—
Changes in operating assets and liabilities:
Accounts receivable	(10,102)	(11,664)	430	(14,095)
Inventories	(7,543)	(5,926)	11,472	(16,978)
Prepaid expenses and other current assets	(1,092)	1,151	(486)	(3,443)
Accounts payable	(446)	2,789	30	5,303
Accrued expenses and other	10,447	5,276	4,907	9,134

Net cash provided by operating activities	19,716	22,706	12,385	46,950
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(710)	—	—
Purchases of property, plant and equipment	(35,241)	(9,175)	(1,961)	(32,597)
Proceeds from sales of property, plant and equipment	379	5,239	102	924

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

Payments on earn out to former owners	—	—	—	(39,434)

Net cash used by investing activities	(34,862)	(4,646)	(1,859)	(71,107)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt	128,476	17,538	—	497,175

Repayments of long-term debt	(56,531)	(35,071)	(4,671)	(322,328)

Proceeds (Repayments) from lines of credit	(34,258)	(280)	450	—

Payments of deferred financing costs	(6,150)	(2,054)	—	(11,698)

Cash held in trust for repayment of subordinated notes	—	—	—	(60,243)

Proceeds from issuance of preferred stock	11,370	2,500	—	—

Proceeds from issuance of common stock	—	—	—	83,668

Payments of dividends to shareholders	—	—	—	(160,000)

Purchases of treasury stock	(30,314)	(2,335)	—	—

Net cash provided by/(used in) financing activities	12,593	(19,702)	(4,221)	26,574

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(481)	484	597	(841)

Increase/(Decrease) in cash and cash equivalents	(3,034)	(1,158)	6,902	1,576

CASH AND CASH EQUIVALENTS, beginning of period	10,572	7,538	5,752	12,654

CASH AND CASH EQUIVALENTS, end of period	$7,538	$6,380	$12,654	$14,230

The accompanying notes to consolidated financial statements

are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business—Tempur-Pedic International Inc. (Tempur-Pedic International or the Company) is a US-based multinational corporation incorporated in Delaware. The Company manufactures, markets and sells premium visco-elastic foam products including pillows, mattresses and other related products. The Company manufactures essentially all of its products at Dan Foam ApS, located in Denmark and Tempur Production USA, Inc., located in the United States. The Company has sales and distribution companies operating in the US, Europe and Asia Pacific. In addition, the Company has third party distributor arrangements in certain other countries where it does not have distribution companies. The Company sells its products in 54 countries and extends credit based on the creditworthiness of its customers. The majority of the Company’s revenues are derived from sales to retailers and sales to consumers through its direct response businesses.

On December 23, 2003, the Company closed its initial public offering of 21,562,500 shares of its common stock at an initial offering price of $14.00 per share. Of the 21,562,500 shares offered, the Company sold 6,250,000 shares and certain of the Company’s stockholders sold a total of 15,312,500 shares, which included the exercise in full of the underwriters’ overallotment option. The shares are traded on the New York Stock Exchange under the symbol “TPX”. The net proceeds received by the Company were $81,813, before transaction costs of $2,855.

On November 1, 2002, Tempur-Pedic International acquired Tempur World, Inc. (the Tempur Acquisition). The Tempur Acquisition was accounted for using the purchase method of accounting (see Note 2, Business Combinations). As a result of purchase accounting adjustments to the carrying value of the assets and liabilities, the financial position and results of operations for periods subsequent to the Tempur Acquisition are not comparable to those of Tempur World, Inc. (Tempur World). The accompanying financial statements and notes to consolidated financial statements present financial information for Tempur-Pedic International and Tempur World (Predecessor). The accompanying financial statements and notes to consolidated financial statements present financial information for Tempur-Pedic International as of December 31, 2002 and 2003, for the two months ended December 31, 2002 and for the twelve months ended December 31, 2003. These financial statements also include financial information for the Predecessor for the twelve months ended December 31, 2001 and the ten months ended October 31, 2002. As a result of the foregoing, the consolidated financial statements of the Predecessor and Tempur-Pedic International are not comparable and are separated by a black line.

(b) Basis of Consolidation—The accompanying financial statements include the accounts of Tempur-Pedic International and its subsidiaries and Tempur World and its subsidiaries. All subsidiaries are wholly-owned. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior periods to conform to the current year presentation. These reclassifications had no effect on net income (loss) for the periods previously reported.

(c) Management’s Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Foreign Currency Translation—Assets and liabilities of non-US subsidiaries, whose functional currency is the local currency, are translated at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of consolidated stockholders’ equity. Foreign currency transaction gains and losses are reported in results of operations.

(e) Financial Instruments and Hedging—Derivative financial instruments are used within the normal course of business principally to manage foreign currency exchange rate risk. These instruments are generally short term in nature and are subject to fluctuations in foreign exchange rates and credit risk. Credit risk is managed through the selection of sound financial institutions as counterparties. The changes in fair market value of foreign exchange derivatives are recognized currently in the results of operations.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value because of the short-term maturity of those instruments. The fair value of the 10.25% Senior Subordinated Notes due 2010 (Senior Subordinated Notes) of Tempur-Pedic, Inc. and Tempur Production USA, Inc. (Issuers) are based on pricing models using current market rates.

The estimated fair value of the Company’s financial instruments is as follows:

	December 31,
	2002		2003
	Carrying Amount	Estimated Fair Market Value	Carrying Amount	Estimated Fair Market Value
Senior Subordinated Notes	$—	$—	$150,000	$165,938

Foreign currency contracts	(1,964)	(1,964)	507	507

As of December 31, 2003, the Company had $60,243 in restricted cash for the redemption of the principal amount of $52,500 of Senior Subordinated Notes, the payment of a redemption premium of $5,381 and accrued interest expense of $2,362 to be paid in January 2004.

(f) Cash and Cash Equivalents—Cash and cash equivalents consist of all investments with initial maturities of three months or less.

(g) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consisted of the following:

	December 31,
	2002	2003
Finished goods	$21,353	$35,531

Work-in-process	5,198	6,555

Raw materials	10,079	16,190

Total	$36,630	$58,276

Of the amounts included in Inventory as of November 1, 2002, $9,780 represents the value of the manufacturing profit earned by Tempur World prior to the Tempur Acquisition and is reflected in Cost of sales for the two months ended December 31, 2002.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

(h) Property, Plant and Equipment—Property, plant and equipment are carried at cost at acquisition date and depreciated using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives
Buildings	25-30 years
Computer equipment	3-5 years
Leasehold improvements	4-7 years
Machinery equipment	3-7 years
Office furniture and fixtures	5-7 years
Autos	3-5 years

Leasehold improvements are amortized over the shorter of the life of the lease or seven years. Equipment held under capital leases is recorded at the fair market value of the equipment at the inception of the leases. Equipment held under capital leases are amortized over the shorter of their estimated useful lives or the terms of the respective leases. Depreciation expense for Tempur-Pedic International was $2,110 and $14,686 for the two months ended December 31, 2002 and the twelve months ended December 31, 2003, respectively. Depreciation expense for Tempur World was $8,151 and $9,692 for the twelve months ended December 31, 2001 and the ten months ended October 31, 2002, respectively.

Long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

(i) Goodwill and Other Intangible Assets—The Company follows SFAS 141, “Business Combinations,” (SFAS 141) which requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company adopted SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), as of January 1, 2002. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. The Company performs an annual impairment test on all existing goodwill in the fourth quarter of each year. During the fourth quarter of 2003, the Company performed the annual impairment test to all existing goodwill and concluded that no impairment existed as of December 31, 2003.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Consistent with SFAS 141, the Company has used the allocation period to identify and measure the assets acquired and the liabilities assumed in the Tempur Acquisition. The following table summarizes information about the Company’s allocation of Other intangible assets:

	Useful Lives (years)	As of December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite lived intangible assets:
Trademarks		$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$1,867	14,133
Patents	5	5,000	1,167	3,833
Customer database	5	4,200	980	3,220
Foam formula	10	3,700	432	3,268
Non-competition agreements and other	3	2,044	1,498	546

Total		$85,944	$5,944	$80,000

Amortization expense relating to intangible assets for Tempur-Pedic International was $1,197 and $5,064 for the two months ended December 31, 2002 and the twelve months ended December 31, 2003, respectively. Amortization expense relating to intangible assets for Tempur World was $1,900 and $691 for the twelve months ended December 31, 2001 and the ten months ended October 31, 2002, respectively.

Annual amortization of Other intangible assets is expected to be as follows:

Twelve Months Ending December 31,
2004	$4,139
2005	3,825
2006	3,825
2007	3,519
2008	1,985

(j) Software—Preliminary project stage costs incurred are expensed and, thereafter, costs incurred in the developing or obtaining of internal use software are capitalized. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years and are subject to impairment evaluation in accordance with SFAS 144. Amounts capitalized for software are included in Property, plant and equipment, net.

(k) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales returns. Tempur-Pedic International allows product returns ranging from 90 to 120 days following a sale. Accrued sales returns are included in Accrued expenses and other.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Tempur World had the following activity for sales returns for the ten months ended October 31, 2002:

Balance of December 31, 2001	$1,919
Amounts accrued	25,206
Returns charged to accrual	(23,488)

Balance as of October 31, 2002	$3,637

Tempur-Pedic International had the following activity for sales returns for the two months ended December 31, 2002 and the twelve months ended December 31, 2003, respectively:

Balance as of November 1, 2002	$3,637
Amounts accrued	5,598
Returns charged to accrual	(5,163)

Balance as of December 31, 2002	4,072
Amounts accrued	39,700
Returns charged to accrual	(38,316)

Balance as of December 31, 2003	$5,456

(l) Warranties—The Company provides a 20-year warranty for US sales and a 15-year warranty for non-US sales on mattresses, each prorated for the last 10 years. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Warranties are included in Accrued expenses and other.

Tempur World had the following activity for warranties for the ten months ended October 31, 2002:

Balance of December 31, 2001	$3,324
Amounts accrued	2,646
Returns charged to accrual	(3,090)

Balance as of October 31, 2002	$2,880

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Tempur-Pedic International had the following activity for warranties for the two months ended December 31, 2002 and the twelve months ended December 31, 2003, respectively:

Balance as of November 1, 2002	$2,880
Amounts accrued	256
Warranties charged to accrual	(255)

Balance as of December 31, 2002	2,881
Amounts accrued	3,382
Warranties charged to accrual	(2,243)

Balance as of December 31, 2003	$4,020

(m) Income Taxes—Deferred tax assets and liabilities are recognized for the future tax impacts attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income in the period that included the enactment date. In accordance with SFAS 5, “Accounting for Contingencies,” the Company accrues for probable foreign and domestic tax obligations as required by facts and circumstances in the various regulatory environments.

(n) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. No collateral is required on sales made in the normal course of business. Allowance for doubtful accounts was $2,518 and $4,193 as of December 31, 2002 and 2003, respectively. Deposits made by customers are recorded as a liability and recognized as a sale when product is shipped. Tempur-Pedic International had $4,202 and $4,639 of deferred revenue included in Accrued expenses and other as of December 31, 2002 and 2003, respectively.

Tempur-Pedic International reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling were $2,028 and $18,415 for the two months ended December 31, 2002 and the twelve months ended December 31, 2003, respectively. Amounts included in Cost of sales for shipping and handling were $5,135 and $43,624 for the two months ended December 31, 2002 and the twelve months ended December 31, 2003, respectively.

Tempur World reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling were $7,900 and $9,553 for the twelve months ended December 31, 2001 and the ten months ended October 31, 2002, respectively. Amounts included in Cost of sales for shipping and handling were $19,600 and $20,096 for the twelve months ended December 31, 2001 and the ten months ended October 31, 2002, respectively.

(o) Advertising Costs—Tempur-Pedic International expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs charged to expense were $8,937 and $65,180 for the two months ended December 31, 2002 and the twelve months ended December 31, 2003, respectively. Advertising costs deferred and included in Prepaid expenses and other current assets were $1,094 and $4,473 as of December 31, 2002 and 2003, respectively.

Tempur World expensed all advertising costs as incurred except for production costs and advance payments, which were deferred and expensed when advertisements run for the first time. Direct response advance payments are

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

deferred and amortized over the life of the program. Advertising costs charged to expense were $31,459 and $37,003 for the twelve months ended December 31, 2001 and the ten months ended October 31, 2002, respectively.

(p) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred.

(q) Stock-Based Compensation—The Company has adopted SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123). In accordance with SFAS 123, the Company has elected to account for employee stock and option issuances under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense is recognized in the statements of income for stock options granted to employees and non-employee directors, if the exercise price at least equals the fair value of the underlying stock on the date of grant.

Certain options granted during the year prior to the Company’s initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The unearned stock-based compensation will be amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. The Company has recorded unearned stock-based compensation of $8,935 as of December 31, 2003. The Company recorded $4,078 of compensation expense for the year ended December 31, 2003. The future amortization of unearned stock-based compensation costs will be $5,171 in 2004, $2,445 in 2005, $1,105 in 2006 and $214 in 2007.

Stock options are granted under various stock compensation programs to employees. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

During July 2003 and November 2003, the Company’s Board of Directors (Board of Directors) authorized the accelerated vesting of options granted to certain employees under the Company’s 2002 Stock Option Plan (Option Plan). This acceleration resulted in the immediate vesting of options granted to certain employees that would otherwise have vested within the next year. Under the original terms of the Option Plan, unvested options are forfeited upon separation of employment. In accordance with APB 25, the Company has recognized compensation expense based on its estimate of the number of options that the holders ultimately will retain that otherwise would have been forfeited, absent the notification.

Pro forma information in accordance with SFAS 123 for Tempur World for the twelve months ended December 31, 2001 and the ten months ended October 31, 2002 and for Tempur-Pedic International for the two months ended December 31, 2002 and the twelve months ended December 31, 2003, is as follows:

	Predecessor
	Twelve Months Ended December 31, 2001	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Twelve Months Ended December 31, 2003
Net income as Reported	$11,857	$19,941	$(3,247)	$37,575
Add: Stock-based employee compensation expense included in reported net income	—	—	—	4,078
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(278)	(400)	(1)	(5,469)

Pro forma net income	$11,579	$19,541	$(3,248)	$36,184

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

(Loss) earnings per share as reported:

Basic	(.67)	3.32

Diluted	(.67)	.39

Pro forma net (loss) income—basic	(.67)	3.19

Pro forma net (loss) income—diluted	(.67)	.38

The Company has omitted Tempur World earnings per share, as such information is not meaningful due to the change in capital structure that occurred with the Tempur Acquisition.

(2) Business Combinations

On November 1, 2002, Tempur-Pedic International acquired Tempur World. The total acquisition price of Tempur World as of the Tempur Acquisition closing date was $268,484 (an additional payment of $39,434 was made in 2003 pursuant to the Merger Agreement), including $14,166 of transaction fees and expenses. The Tempur Acquisition was financed with approximately $146,639 in cash proceeds of newly issued Series A convertible preferred stock and Class A common stock and $107,679 of incremental senior and mezzanine debt borrowings, net of $5,752 of Tempur World’s cash. The Company also refinanced $88,817 of existing debt obligations of Tempur World. In addition, certain of the former stockholders of Tempur World contributed their shares of common stock of Tempur World to the Company immediately prior to the Tempur Acquisition in exchange for Class A common stock of the Company. The Company has applied the provisions of Emerging Issues Task Force 88-16, “Basis in Leveraged Buyout Transactions,” whereby the carryover equity interests of certain management stockholders from Tempur World were recorded at their historical basis. The application of these provisions reduced Additional paid in capital and Goodwill by $9,385.

The following table summarizes the final aggregate fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$43,662
Inventories	46,666
Other current assets	4,290
Property, plant and equipment	86,277
Identifiable intangible assets	86,261
Other assets	9,245
Accounts payable	(17,070)
Accrued expenses	(27,515)
Deferred taxes	(42,915)
Other current liabilities	(4,812)
Long term debt	(88,817)
Other non-current liabilities and other	(5,285)

89,987
Adjustment for carryover basis of continuing stockholders	9,385

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Goodwill	208,546

Aggregate purchase price	$307,918

The Tempur Acquisition was accounted for as a purchase in accordance with SFAS No. 141, and Tempur-Pedic International has allocated the purchase price based upon the fair values of the net assets acquired and liabilities assumed. The changes in the carrying amount of Goodwill for the twelve months ended December 31, 2003 are as follows:

Balance as of December 31, 2002	$164,644
Foreign currency translation adjustments	(180)
Payment on earnout to former owners	39,434
Other purchase accounting adjustments	4,648

Balance as of December 31, 2003	$208,546

Goodwill has been allocated to the Domestic and International segments as follows:

Domestic	$92,316
International	116,230

Total	$208,546

(3) New Accounting Standards

In January 2003, the Financial Accounting Standard Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. In December 2003, the FASB issued FIN 46, as revised, which modified the effective date for implementation. In accordance with this revised standard, the Company plans to adopt FIN 46 on March 31, 2004 and does not expect its adoption to have a material impact on the consolidated financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 was effective January 1, 2003. SFAS 145 eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations” (APB 30). SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The adoption of SFAS 145 did not have a significant impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This statement nullifies Emerging Issues Task Force Issue (EITF) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF Issue 94-3).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 had no impact on the Company’s consolidated financial statements during 2003. However, future periods could be impacted by qualifying activities.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 elaborates on the disclosures to be made regarding obligations under certain issued guarantees by a guarantor in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee at the fair value of the obligation. FIN 45 does not provide specific guidance for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financial statements for periods ending after December 15, 2002. This did not have a significant impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement 123” (SFAS 148), which was effective on December 31, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation. In addition, it amends the disclosure requirements of SFAS 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method on reported results. The provisions regarding alternative methods of transition do not apply to the Company, which accounts for stock-based compensation using the intrinsic value method.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133, (a) in connection with other Board projects dealing with financial instruments and (b) regarding implementation issues raised in relation to the application of the definition of a derivative that contains financing components. The amendments set forth in SFAS 149 are generally effective for contracts entered into or modified after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 did not have a significant impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new guidance requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. Application of SFAS 150 to financial instruments that exist on the date of adoption should be reported through a cumulative effect of a change in an accounting principle by measuring those instruments at fair value or as otherwise required by SFAS 150. The adoption of SFAS 150 did not have a significant impact on the Company’s consolidated financial statements.

(4) Supplemental Cash Flow Information

Cash paid for interest and cash paid for income taxes was as follows:

	Predecessor
	Twelve Months Ended December 31, 2001	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Twelve Months Ended December 31, 2003
Interest	$6,465	$5,382	$551	$15,205
Income taxes, net of refunds	$5,257	$13,769	$1,843	$33,146

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

(5) Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	December 31,
	2002	2003
Land and buildings	$45,519	$50,722
Machinery and equipment	43,798	55,060
Construction in progress	1,079	26,431

	90,396	132,213
Accumulated depreciation	(2,110)	(17,472)

	$88,286	$114,741

The amounts above include capitalized interest costs on self-constructed assets for Tempur-Pedic International of $475 for the twelve months ended December 31, 2003 and for Tempur World of $1,057 for the twelve months ended December 31, 2001. These costs will be amortized on a straight line basis over the estimated useful life of related assets.

(6) Long-term Debt

On August 15, 2003, the Issuers, wholly-owned subsidiaries of Tempur-Pedic International, issued $150,000 of Senior Subordinated Notes as part of a recapitalization. Interest on the Senior Subordinated Notes is payable on February 15 and August 15 of each year, beginning February 15, 2004. The Senior Subordinated Notes were sold in a private placement to “qualified institutional buyers” under Rule 144A. Pursuant to the terms of the issuance, on September 23, 2003, the Issuers filed a registration statement to register the Senior Subordinated Notes with the Securities and Exchange Commission. In conjunction with the issuance of the Senior Subordinated Notes, Tempur-Pedic International amended and restated its Senior Secured Credit Facility (the Senior Credit Facility). As a result of the amendment to the Senior Credit Facility Tempur-Pedic International wrote-off $7,988 of deferred financing fees to Loss on debt extinguishment. The proceeds of the Senior Subordinated Notes, together with borrowings under the Senior Credit Facility, were used to repay all of the outstanding borrowings under the 12.5% senior subordinated unsecured debt facilities (Mezzanine Debt), distribute approximately $40,000 in payments of an earn-out to former owners of Tempur World and distribute $160,000 to stockholders of Tempur-Pedic International. In conjunction with the repayment of the Mezzanine Debt, the Company expensed $3,600 related to a prepayment fee and wrote-off $1,983 of original issue discount associated with the Mezzanine Debt.

On January 23, 2004, the Issuers redeemed an aggregate principal amount of $52,500 of the outstanding Senior Subordinated Notes. The redemption price was 110.25% of the principal amount plus accrued interest, and the redemption was funded with a portion of the net proceeds of the initial public offering of the Company. The Company expects to reflect the $5,381 redemption premium as a Loss on debt extinguishment in the first quarter of 2004.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

(a) Long-term Debt—Long-term debt for Tempur-Pedic International consisted of the following:

	December 31,
	2002	2003
U.S. Term Loan A payable to a lender, interest at the IBOR plus margin (5.62% and 4.40% at 2002 and 2003, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	$65,000	$10,158
U.S. Term Loan B payable to a lender, interest at the IBOR plus margin (4.64% at 2003), principal payments due quarterly through June 30, 2009	—	134,325
European Term Loan A (USD Denominated) payable to a lender, interest at IBOR plus margin (5.42% and 4.40% at 2002 and 2003, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	55,000	37,784
European Term Loan A (EUR Denominated) payable to a lender, interest at IBOR plus margin (5.4% at 2003), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	—	26,750
U.S. Long-Term Revolving Credit Facility payable to a lender, interest at IBOR and index Rate plus margin (5.37% at 2002), commitment through and due November 1, 2008	16,350	—
European Long-Term Revolving Credit Facility payable to a lender, interest at IBOR and index Rate plus margin (5.17% and 4.44% at 2002 and 2003, respectively), commitment through and due November 1, 2008	9,650	15,250
U.S. Subordinated Debt payable to lenders, interest at 12.5%, commitment through and due November 1, 2009	37,500	—
European Subordinated Debt payable to lenders, interest at 12.5%, commitment through and due November 1, 2009	12,500	—
U.S. Subordinated Notes payable to institutional investors, interest at 10.25%, commitment through and due August 15, 2010	—	150,000
Mortgages payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest 4.0% to 5.1%	2,121	2,255

	198,121	376,522
Less: Current portion	13,565	10,496

Long-term debt before deduction of original issue discount	184,556	366,026
Less: Original issue discount	2,264	—

Long-term debt	$182,292	$366,026

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

The long-term debt of Tempur-Pedic International is scheduled to mature as follows:

Twelve Months Ending December 31,
2004	$10,496
2005	13,307
2006	13,274
2007	19,120
2008	26,664
Thereafter	293,661

Total	$376,522

(b) Senior Subordinated Notes—The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are guaranteed on an unsecured senior subordinated basis by Tempur-Pedic International and its domestic subsidiaries other than the Issuers. The Senior Subordinated Notes have no mandatory redemption or sinking fund requirements; however, they do provide for partial redemption at the Issuers’ option under certain circumstances prior to August 15, 2006 and full redemption at the Issuers’ option on or after August 15, 2007.

The Senior Subordinated Notes contain certain nonfinancial and financial covenants which include restrictions on: the declaration or payment of dividends and distributions; the purchase, redemption, acquisition or retirement of group equity interests; the payment, purchase, redemption, defeasance, acquisition or retirement of subordinated indebtedness; investments; the incurrence of indebtedness and issuance of preferred stock; the granting of liens; the payment of dividends, the making of loans, and the transfer of properties and assets; mergers, consolidations, or sale of assets; transactions with affiliates; the acquisition or creation of additional subsidiaries; the sale and leaseback of assets; the engagement in certain business activities; and the payment for certain consents.

(c) Secured Credit Financing—The Senior Credit Facility increased borrowing availability from $170,000 to a total of $270,000 of senior secured US and European term loans and revolving credit facilities. The Senior Credit Facility consists of a (i) $20,000 US revolver; (ii) $30,000 US term loan A; (iii) $135,000 US term loan B (the US revolver, term loan A and term loan B are collectively referred to as the US Facility); (iv) $20,000 European revolver; and (v) $65,000 European term loan A (the European revolver and term loan A are collectively referred to as the European Facility).

Borrowing availability under the US and European revolving credit facilities is subject to a US Borrowing Base and European Borrowing Base, each as defined in the Senior Credit Facility. At December 31, 2003, Tempur-Pedic International had unused availability under the Senior Credit Facility of $20,185.

The aggregate amount of letters of credit outstanding under the US Facility was approximately $100 as of December 31, 2003. The aggregate amount of letters of credit outstanding under the European Facility was approximately $4,500 as of December 31, 2003.

The Senior Credit Facility subjects Tempur-Pedic International to certain financial covenants, including: minimum interest coverage ratio; minimum fixed charge coverage ratio; maximum leverage ratio; maximum senior leverage ratio; and a limitation on capital expenditures, in each case as defined therein. The Company was not in compliance with certain of such covenants relating to capital expenditures and other information requirements as of December 31, 2003, but it obtained waivers from its lenders. Subsequent to year end, we were in compliance with all of our restrictive covenants.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

(d) Mezzanine Debt Facilities—On November 1, 2002, in connection with the Tempur Acquisition, the Company obtained a total of $50,000 of Mezzanine Debt under US and European term loans all of which was drawn upon at the inception of the Mezzanine Debt facilities to fund a portion of the Tempur Acquisition. The Mezzanine Debt facilities consisted of (i) a $37,500 US term loan and (ii) a $12,500 European term loan. The net proceeds from the Mezzanine Debt were $48,739 after deducting fees and expenses of $1,261, excluding the value of warrants and rights issued. The Company issued warrants to purchase the Company’s Class B-1 common stock. As of December 31, 2002, the fair value of warrants and rights issued, $2,348, is included as “Class B-1 common stock warrants” in the accompanying Consolidated Statements of Stockholders’ Equity with an offset against Long-term debt for the warrants and rights issued to Mezzanine Debt holders. The warrants were exercised in conjunction with the Company’s initial public offering on December 23, 2003.

(7) Stockholders’ Equity

(a) Dividend to Stockholders—In August 2003, the Company distributed $160,000 to all stockholders in connection with the issuance of the Senior Subordinated Notes and borrowings under the Senior Credit Facility.

(b) Stock Split—On December 23, 2003, the Board of Directors declared a 525-for-one stock split, in the form of a stock dividend. As of December 31, 2003, there were 97,317,669 shares of the Company’s common stock outstanding. All share and per share data for periods subsequent to the Tempur Acquisition have been restated to give effect to the stock split. The Company has not restated Tempur World share data and has omitted earnings per share as such information is not meaningful due to the change in capital structure that occurred with the Tempur Acquisition.

(c) Initial Public Offering—Effective with the Company’s initial public offering on December 23, 2003, the authorized shares of capital stock were increased to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. All outstanding shares of the Company’s Series A convertible preferred stock, Class A common stock, Class B-1 common stock and Class B-1 common stock warrants were converted to Tempur-Pedic International common stock on a one-for-one basis. The holders of the Company’s common stock are entitled to one vote per share on all matters which require a vote by the Company’s stockholders as outlined in the Company’s certificate of incorporation and by-laws. Subject to preferences that may be applicable to any outstanding preferred stock of the Company, holders of the Company’s common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of the Company’s liquidation, dissolution, or winding up, the holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of the Company’s preferred stock, if any, then outstanding.

The Board of Directors will be authorized, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

The Company raised $87,500 from its initial public offering of 6,250,000 shares of common stock at a price to the public of $14.00 per share, all of which shares were issued and sold by the Company. Net proceeds of $78,957, after deducting underwriting discounts and commissions, were received by the Company and invested in short-term, investment-grade, interest-bearing instruments. On January 23, 2004, the Company used a portion of the proceeds from the initial public offering to repay $52,500 of Senior Subordinated Notes. In conjunction with the repayment of the Senior Subordinated Notes, the Company expects to reflect the $5,381 redemption premium as a Loss on debt extinguishment in the first quarter of 2004. Total offering expenses were approximately $8,600.

Shares outstanding of the Company’s preferred stock and each class of common stock were as follows:

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

	Series A convertible Preferred Stock	Common stock		Common stock	Tempur- Pedic International
		Class A	Class B-1	Warrants	Common stock
Balance at November 1, 2002	76,893,416	7,353,150	461,286	4,458,305	—
Stock issuance	—	—	—	—	—
Exercise of stock options	—	—	—	—	—

Balance at December 31, 2002	76,893,416	7,353,150	461,286	4,458,305	—
Exercise of stock options	—	—	1,901,550	—	—
Conversion upon IPO	(76,893,416)	(7,353,150)	(2,362,836)	(4,458,299)	91,067,701
Initial public offering	—	—	—	—	6,250,000
Other	—	—	—	(6)	(32)

Balance at December 31, 2003	—	—	—	—	97,317,669

Holders of the Company’s Series A convertible preferred stock were entitled to cash dividends, which were accrued and accumulated. Concurrent with the initial public offering, the Company’s obligation to pay accrued dividends was canceled upon conversion of the Series A convertible preferred stock into common stock.

(d) Registration Rights—On November 1, 2002, the Company and certain of its stockholders entered into a registration rights agreement (Registration Rights Agreement). Under the Registration Rights Agreement, holders of 10% of the Company’s registrable securities, as defined in the Registration Rights Agreement, and certain stockholders who held notes with an aggregate unpaid principal balance of $15,000, had the right, subject to certain conditions, to require us to register any or all of their shares under the Securities Act of 1933, as amended (Securities Act), at the Company’s expense. As of November 15, 2003, parties to the Registration Rights Agreement held 86,558,215 shares of the Company’s common stock and warrants to purchase 4,458,305 shares of the Company’s common stock. Options to purchase 6,533,720 shares of the Company’s common stock were outstanding at this time, which when exercised, cause the holders thereof to become parties to the Registration Rights Agreement. All of the 12,500,000 shares of common stock sold in the Company’s initial public offering by selling stockholders are held by parties to the Registration Rights Agreement. After the offering, parties to the Registration Rights Agreement held 78,516,520 shares of common stock of the Company. Options to purchase 6,533,720 shares of common stock of the Company are outstanding after the offering, which when exercised, cause the holders thereof to become parties to the Registration Rights Agreement. Although the Company has no current plans to file another registration statement to register these shares, certain of these holders have demand registration rights under the Registration Rights Agreement as described above.

(e) Anti-takeover effects of Delaware law and certain charter and by-law protections— The Company is not subject to the provisions of Section 203 of the Delaware General Corporation Law. The statute is intended to prohibit or delay mergers or other takeover or change in control attempts. Although the Company has elected out of the statute’s provisions, the Company could elect to be subject to Section 203 in the future. Some provisions in the Company’s certificate of incorporation and by-laws may be deemed to have an anti-takeover effect and may delay, defer, or prevent a tender offer or takeover attempt that a stockholder might deem to be in his or her best interest. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

(8) Stock-based Compensation

(a) Option Plan—In connection with the Tempur Acquisition, on November 1, 2002, the Company adopted the Option Plan to provide for grants of options to purchase shares of Class B-1 common stock to employees and directors of the Company. Options granted under the Option Plan which qualify as incentive stock options, as defined by the Code, must have an exercise price of not less than the fair market value of the Company’s Class B-1 common stock at the date of grant. The determination of the exercise price is made by the Board of Directors. Options granted under the Option Plan may provide for vesting terms as determined by the Board of Directors at the time of grant. Options may be exercised up to ten years from the grant date and up to five years from the date of grant for any stockholders who own 10% or more of the total combined voting power of all shares of stock of the Company. As of December 31, 2003, 30,975 options were exercisable at an average price of $2.46. The total number of shares of common stock subject to issuance under the Option Plan will not exceed 6,533,720 shares, subject to certain adjustment provisions. The following table summarizes information about stock options outstanding as of December 31, 2002 and 2003:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2001	—	$—
Granted	6,100,500	1.53
Exercised	—	—
Terminated	—	—

Options outstanding at December 31, 2002	6,100,500	1.53
Granted	2,733,507	2.39
Exercised	(1,901,550)	1.62
Terminated	(449,925)	1.54

Options outstanding at December 31, 2003	6,482,532	$1.87

Options outstanding at December 31, 2003 had exercise prices ranging from $1.52 – $2.86 per share and expire on November 1, 2012. The weighted average fair value at date of grant for options granted during 2003 was $4.94. The weighted average remaining contractual life is 10 years.

(b) Stock Based Compensation—Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 2002 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2003
Expected life of option, in years	5	5
Risk-free interest rate	3%	3%
Expected volatility of stock	25%	25%
Expected dividend yield on stock	0%	0%

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility. The Company’s options have had characteristics significantly different from those of similar traded options, and changes in the subjective input can materially affect the fair value estimate.

(c) Tempur-Pedic International 2003 Equity Incentive Plan—In connection with the initial public offering, a new incentive compensation plan went into effect (2003 Equity Incentive Plan). The 2003 Equity Incentive Plan will be administered by the Compensation Committee of the Board of Directors (Compensation Committee), which has the exclusive authority to determine eligibility to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards, the acceleration or waiver of any vesting, and performance of forfeiture restriction. The Compensation Committee, however, does not have the authority to waive any performance restrictions for performance-based awards.

Any of the Company’s employees, non-employee directors, consultants and advisors, as determined by the Compensation Committee, may be selected to participate in the 2003 Equity Incentive Plan. The 2003 Equity Incentive Plan provides for awards of stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards.

(d) Tempur-Pedic International 2003 Employee Stock Purchase Plan—In connection with the initial public offering, the Company has implemented a plan to sponsor an employee stock purchase plan (2003 Employee Stock Purchase Plan). The 2003 Employee Stock Purchase Plan will permit eligible employees (as defined in the 2003 Employee Stock Purchase Plan) to purchase, up to certain limits, the Company’s common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the per share amount of the common stock either at the beginning or the end of each six-month offering period, whichever is less. The Compensation Committee will administer the 2003 Employee Stock Purchase Plan. The Board of Directors may amend or terminate the plan. The 2003 Employee Stock Purchase Plan will comply with the requirements of Section 423 of the Code. The Company may issue a maximum of 500,000 shares of its common stock under this plan. This plan has been approved by the holders of a majority of outstanding shares of the Company’s common stock and preferred stock.

On December 24, 2003, the Company filed a registration statement on Form S-8 under the Securities Act to register up to 14,482,532 shares of its common stock issuable under its Option Plan and 2003 Equity Incentive Plan and up to 500,000 shares of common stock issuable under its 2003 Employee Stock Purchase Plan. These registration statements became effective upon filing.

(9) Consumer Credit Arrangements

The Company refers customers seeking extended financing to certain third party financiers (Card Servicers). The Card Servicers, if credit is granted, establish the interest rates, fees and all other terms and conditions of the customer accounts based on their evaluation of the creditworthiness of the customers. As the receivables are owned by the Card Servicers, at no time are the receivables purchased or acquired from the Company. In connection with customer purchases financed under these arrangements, the Card Servicer pays the Company an amount equal to the total amount of such purchases, net of a non-refundable financing fee as well as an interest bearing holdback of 20% (to be released upon ultimate collection) of certain amounts financed with recourse under the program. The total amounts financed and uncollected under the program by the Company were $258 and $294 included in Accounts receivable, as of December 31, 2002 and 2003, respectively.

(10) Commitments and Contingencies

(a) Lease Commitments—Certain property, plant and equipment are leased under noncancellable capital lease agreements expiring at various dates through 2006. Such leases also contain renewal and purchase options. Tempur-Pedic International leases space for its corporate headquarters and a retail outlet under operating leases that call for annual rental payments due in equal monthly installments. Operating lease expenses were $316 and $3,944 for the

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

two months ended December 31, 2002 and the twelve months ended December 31, 2003, respectively. Tempur World had operating lease expenses of approximately $777 and $1,579 for the twelve months ended December 31, 2001 and the ten months ended October 31, 2002, respectively.

Future minimum lease payments at December 31, 2003 under these non-cancelable leases are as follows:

	Capital Leases	Operating Leases
Year Ended December 31:
2004	$45	$3,342
2005	15	2,680
2006	5	2,030
2007	—	1,817
2008	—	1,696
Thereafter	—	1,273

	$65	$12,838

Less amount representing interest	6

Present value of minimum lease payments	$59

(b) Purchase Commitments—As of December 31, 2003, the Company had outstanding commitments of approximately $4,200 for capital expenditures related to the expansion of the production facility in Denmark.

(c) Litigation—The Company is party to various legal proceedings generally incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that adverse determinations in any or all of such proceedings will have a material adverse effect upon the financial condition, liquidity or results of operations of the Company.

(11) Derivative Financial Instruments

The Company is exposed to changes in foreign currency exchange rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks associated with such activities, the Company has entered into forward foreign exchange contracts. Gains and losses on these contracts generally offset foreign currency receivables and foreign currency debt. The Company does not hedge the effects of foreign exchange rates fluctuations on the translation of its foreign results of operations or financial position, nor does it hedge exposure related to anticipated transactions.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings and are reflected in Other income, net. The foreign currency forward contracts held by the Company are for the exchange in United States Dollars, British Pound Sterling and Japanese Yen for the Danish Krone.

A sensitivity analysis indicates that if the exchange rates between the United States dollar and foreign currencies at December 31, 2003 increased 10%, the Company would incur losses of $262 on foreign currency forward contracts outstanding at December 31, 2003. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

The Company had derivative financial instruments, consisting of foreign currency forward contracts, with notional values of $39,722 and $13,223 and value in excess of fair value of $1,964 and less than fair value of $507 included in Other current assets and liabilities in the Consolidated Balance Sheets as of December 31, 2002 and 2003, respectively.

Tempur-Pedic International incurred foreign exchange losses on derivative financial instruments of $1,803 and $3,051 for the two months ended December 31, 2002 and the twelve months ended December 31, 2003, respectively. Tempur World incurred foreign exchange gains on derivative financial instruments of $57 and losses of $784 for the twelve months ended December 31, 2001 and the ten months ended October 31, 2002, respectively. These gains and losses are offset primarily by the underlying assets and liabilities.

During January 2003, Tempur-Pedic International purchased two three-year interest rate caps (Interest Rate Caps) for the purpose of protecting $60,000 of the variable interest rate debt outstanding, at any given time, against IBOR rates rising above 5%. Under the terms of the Interest Rate Caps, the Company has paid a premium to receive payments based on the difference between 3-month IBOR and 5% during any period in which the 3-month IBOR rate exceeds 5%. The Interest Rate Caps settle on the last day of March, June, September, and December until expiration. The fair value of the Interest Rate Caps included in Prepaid expenses and other current assets was $188 as of December 31, 2003. The changes in fair value of $271 were charged to Other expense, net during the twelve months ended December 31, 2003.

(12) Income Taxes

The provision (benefit) for income taxes consisted of the following:

	Predecessor
	Twelve Months Ended December 31, 2001	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Twelve Months Ended December 31, 2003
Current
Federal	$160	$2,400	$1,465	$5,813
State	266	1,027	232	1,403
Foreign	8,140	9,709	1,426	19,754

Total current	8,566	13,136	3,123	26,970

Deferred
Federal	886	(169)	(1,968)	(1,009)
State	197	(17)	(309)	(191)
Foreign	1,994	(514)	(206)	(2,143)

Total deferred	3,077	(700)	(2,483)	(3,343)

Total provision for income taxes	$11,643	$12,436	$640	$23,627

The provision for income taxes includes federal and state income taxes currently payable and those deferred or prepaid because of temporary differences between financial statement and tax bases of assets and liabilities. The Company records income taxes under the liability method. Under this method, deferred income taxes are recognized

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

for the estimated future tax effects of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws.

The Company has established a valuation allowance for net operating loss carryforwards (NOLs) and certain other timing differences related to certain foreign operations. The Company’s foreign NOLs were $21,173 and $25,098 as of December 31, 2002 and 2003, respectively. These NOLs expire at various dates through 2013. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of these NOLs and certain other timing differences related to some of its foreign operations. The Company believes that it is more likely than not that its tax assets (other than those related to some of its foreign operations) are realizable based on the level of future reversing taxable temporary differences and on historically profitable operations which the Company believes are more likely than not to continue into the future to the extent necessary to assure realization of recorded deferred tax assets. However, there can be no assurance that such assets will be realized if circumstances change.

In conjunction with the Tempur Acquisition, on November 1, 2002 Tempur-Pedic International repatriated $44,200 from one of its foreign subsidiaries in the form of a loan that under applicable US tax principles is treated as a taxable dividend. On March 30, 2003, the $44,200 note was distributed principally in the form of a capital reduction under applicable foreign law from the foreign subsidiary (“lender”) up the chain of foreign and domestic subsidiaries to Tempur World, Inc. (“borrower”) and cancelled on March 31, 2003.

At December 31, 2003, Tempur-Pedic International had undistributed earnings of $41,550 from its foreign subsidiaries determined under US generally accepted accounting principles, translated into US dollars at the applicable exchange rate on December 31, 2003. In addition, Tempur-Pedic International had undistributed earnings from periods ending prior to November 1, 2002 of $58,978 determined under US tax principles, translated into US dollars at the applicable exchange rate on December 31, 2003. No provisions have been made for US income taxes or foreign withholding taxes on these undistributed earnings as of December 31, 2003 as these earnings are considered indefinitely reinvested.

These undistributed earnings could become subject to US income taxes and foreign withholding taxes (subject to a reduction for foreign tax credits) if these undistributed earnings were remitted as dividends, loaned to the US parent company or a US subsidiary, or if the Company should sell its stock in the subsidiaries; however, the Company’s management does not currently expect these events to occur.

The Company’s effective income tax provision differs from the amount calculated using the statutory US federal income tax rate, principally due to the following:

	Two months ended December 31, 2002		Twelve months ended December 31, 2003
	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes
Statutory US federal income tax	$(913)	35.0%	$21,424	35.0%
State income taxes, net of federal benefit	(39)	1.5	748	1.2
Foreign tax differential	(35)	1.4	(1,746)	(2.8)
Change in valuation allowance	2,078	(79.7)	2,654	4.3
Foreign tax credit, net of Section 78 gross up	(112)	4.3	(1,163)	(1.9)
Incentive Stock Options	—	—	797	1.3
Subpart F income and Section 956	163	(6.3)	1,688	2.8

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Permanent and other	(502)	19.3	(775)	(1.3)

Effective income tax provision	$640	(24.5%)	$23,627	38.6%

Tempur World’s effective income tax provision differs from the amount calculated using the statutory US federal income tax rate, principally due to the following:

	Twelve Months Ended December 31, 2001		Ten Months Ended October 31, 2002
	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes
Statutory US federal income tax	$8,007	34.0%	$11,326	35.0%
State income taxes, net of federal benefit	77	0.3	718	2.2
Foreign tax differential	(951)	(4.0)	(941)	(2.9)
Change in valuation allowance	2,847	12.1	2,846	8.8
Foreign tax credit, net of Section 78 gross up	248	1.0	(1,561)	(4.8)
Subpart F income	1,144	4.8	243	0.8
Permanent and other	271	1.3	(195)	(0.6)

Effective income tax provision	$11,643	49.5%	$12,436	38.5%

Subpart F income represents interest and royalties earned by a foreign subsidiary. Under the Code, such income is taxable to Tempur-Pedic International as if, in effect, earned directly by Tempur-Pedic International.

The net deferred tax asset and liability recognized in the Consolidated Balance Sheets consisted of the following:

	December 31, 2002	December 31, 2003
Deferred tax assets:
Start up costs	$44	$33
Inventories	2,909	3,402
Net operating losses	6,539	8,797
Property, plant and equipment	994	1,071
Accrued expenses and other	2,142	2,290

Total deferred tax assets	12,628	15,593
Valuation allowances	(9,202)	(11,425)

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Net deferred tax assets	3,426	4,168

Deferred tax liabilities:
Original issue discount	(652)	(648)
Goodwill	—	(23)
Property, plant and equipment	(7,822)	(8,324)
Intangible assets	(32,401)	(28,531)

Total deferred tax liabilities	(40,875)	(37,526)

Net deferred tax liability	$(37,449)	$(33,358)

During 2003, the Danish taxing authority commenced an examination of tax years 1999 to 2001. Although the outcome of tax audits is always uncertain, the Company does not anticipate any material adverse effects on its consolidated financial position or results of operations in the event of an unfavorable resolution.

(13) Major Customers

Five customers accounted for approximately 23% and 22% of Tempur-Pedic International sales for the two months ended December 31, 2002 and the twelve months ended December 31, 2003, respectively, one of which accounted for approximately 11% and 8% of sales for the two months ended December 31, 2002 and the twelve months ended December 31, 2003, respectively, all of which was sold to the Domestic segment. These same customers also accounted for approximately 24% and 18% of accounts receivable as of December 31, 2002 and 2003, respectively.

Five customers accounted for approximately 17% and 24% of Tempur World sales for the twelve months ended December 31, 2001 and the ten months ended October 31, 2002, respectively, one of which accounted for approximately 12% and 10% of sales for the twelve months ended December 31, 2001 and the ten months ended October 31, 2002, respectively, all of which was sold to the Domestic segment.

(14) Benefit Plan

A subsidiary of the Company has a defined contribution plan (the Plan) whereby eligible employees may contribute up to 15% of their pay subject to certain limitations as defined by the Plan. Employees are eligible to receive matching contributions at the start of employment with the Company. The Plan provides a 100% match of the first 3% and 50% of the next 2% of eligible employee contributions. All matching contributions vest immediately. The Company incurred $27 and $148 of expenses associated with the Plan for the two months ended December 31, 2002 and the twelve months ended December 31, 2003, respectively. Tempur World incurred $153 and $116 of expenses associated with the Plan for the twelve months ended December 31, 2001 and the ten months ended October 31, 2002, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

(15) Earnings (Loss) Per Share

	Two Months Ended December 31, 2002	Twelve Months Ended December 31, 2003

Numerator:
Net (loss) income	$(3,247)	$37,575
Preferred stock dividends	(1,958)	—

Net (loss) income available to common stockholders—numerator for basic earnings per share	(5,205)	37,575

Effect of dilutive securities:
Preferred stock dividends	—	—

Net (loss) income available to common stockholders after assumed conversion—numerator for diluted earnings per share	$(5,205)	$37,575

Denominator:
Denominator for basic (loss) earnings per share—weighted average shares	7,814,625	11,329,617
Effect of dilutive securities:
Employee stock options	—	5,547,189
Warrants	—	4,299,511
Convertible preferred stock	—	74,154,924

Dilutive potential common shares	—	84,001,624

Denominator for diluted (loss) earnings per share—adjusted weighted average shares	7,814,625	95,331,241

Basic (loss) earnings per share	$(.67)	$3.32

Diluted (loss) earnings per share	$(.67)	$0.39

The Company has omitted Tempur World earnings per share as such information is not considered meaningful due to the change in capital structure that occurred with the Tempur Acquisition.

(16) Business Segment Information

Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and assessing performance. The Company operates in two business segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations.

Beginning in 2002, following the opening of the Company’s United States manufacturing facility, the Company changed the reporting structure from a single segment to Domestic and International operating segments. This change was consistent with the Company’s ability to monitor and report operating results in these segments. The Domestic segment consists of the United States manufacturing facility whose customers include the US sales distribution company and certain North American third party distributors. The International segment consists of the manufacturing facility in Denmark whose customers include all of the distribution subsidiaries and third party distributors outside the Domestic segment. The Company evaluates segment performance based on Operating income (loss).

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

The following table summarizes segment information:

	Predecessor
	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Twelve Months Ended December 31, 2003
Revenues from external customers:
Corporate	$—	$—	$—
Domestic	131,399	33,860	282,248
International	105,916	26,784	196,887

	$237,315	$60,644	$479,135

Intersegment sales:
Corporate	$—	$—	$—
Domestic	—	—	—
International	(16,777)	(2,226)	(48,774)
Intercompany eliminations	16,777	2,226	48,774

	$—	$—	$—

Operating income (loss):
Corporate	$(3,249)	$(1,136)	$(12,611)
Domestic	22,104	2,140	51,966
International	21,538	(1,987)	57,719

	$40,393	$(983)	$97,074

Depreciation and amortization:
Corporate	$1,352	$597	$10,260
Domestic	3,444	1,318	7,716
International	5,587	1,391	8,266

	$10,383	$3,306	$26,242

Total assets:
Corporate	$54,195	$91,180	$332,018
Domestic	123,615	311,312	477,406
International	137,060	314,471	346,156
Intercompany eliminations	(115,229)	(268,370)	(535,231)

	$199,641	$448,593	$620,349

Capital expenditures:
Corporate	$120	$7	$430
Domestic	3,362	353	23,372
International	5,693	1,601	8,795

	$9,175	$1,961	$32,597

The following table sets forth Net sales by significant product group:

	Predecessor
	Ten Months Ended October 31, 2002	Two Months Ended December 31, 2002	Twelve Months Ended December 31, 2003
Mattresses	$124,781	$31,286	$268,188
Pillows	72,396	18,816	132,750
All other	40,138	10,542	78,197

	$237,315	$60,644	$479,135

The Domestic segment purchases certain products produced by the Danish manufacturing facility included in the International segment and sells those products to Domestic segment customers. The profits from these sales, amounting to $3,341 for the ten months ended October 31, 2002, $651 for the two months ended December 31, 2002 and $12,916 for the twelve months ended December 31, 2003, are allocated to Operating income (loss) in the Domestic segment. Although these transactions are reported in the Domestic segment, the profit from these sales remain in the International segment for statutory purposes.

As the Company operated in one segment prior to the start up of the United States manufacturing facility, the Company has not restated prior year segment information to reflect the new reporting structure. The consolidated financial statements herein present all of the required disclosures for a single segment.

(17) Condensed Consolidating Financial Information

On August 15, 2003, the Issuers issued $150,000 aggregate principal amount of Senior Subordinated Notes. The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally and joint and severally guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International (Successor to Tempur World), and two intermediate parent limited liability companies (referred to as the “Combined Guarantor Parents” and all of Tempur-Pedic International’s (Successor to Tempur World) current and future domestic subsidiaries (referred to collectively as the Combined Guarantor Subsidiaries), other than the Issuers. The Issuers and subsidiary guarantors are indirectly 100% owned subsidiaries of the Combined Guarantor Parents and the subsidiary guarantors are 100% owned subsidiaries of the Issuers. The foreign subsidiaries (referred to as Combined Non-Guarantor Subsidiaries) represent the foreign operations of the Company and will not guarantee this debt. The following financial information presents condensed consolidating balance sheets as of December 31, 2002 and 2003, condensed consolidating statements of income and statements of cash flows for the twelve months ended December 31, 2001 (unaudited), the ten months ended October 31, 2002, the two months ended December 31, 2002, and the twelve months ended December 31, 2003 for the Combined Guarantor Parents, Issuers and their Subsidiary Guarantors and Combined Non-Guarantor Subsidiaries.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Condensed Consolidating Statement of Income for the Twelve Months Ended December 31, 2001

(Predecessor Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated
Net sales	$—	$64,880	$—	$48,346	$108,288	$		$221,514
Cost of goods sold	—	47,147	(76)	16,839	43,659		—	107,569

Gross profit		17,733	76	31,507	64,629			113,945
Operating expenses	—	14,369	6,082	28,233	34,890			83,574

Operating income	—	3,364	(6,006)	3,274	29,739		—	30,371
Interest income (expense) net	—	(3,234)	(960)	26	(2,387)			(6,555)
Other income (loss)	—	10,967	—	(10,989)	(294)			(316)
Income taxes	—	1,686	(326)	—	10,283			11,643

Net income (loss)	$—	$9,411	$(6,640)	$(7,689)	$16,775		$—	$11,857

Condensed Consolidating Statement of Cash Flows for the Twelve Months Ended December 31, 2001

(Predecessor Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$—	$9,411	$(6,640)	$(7,689)	$16,775	$—	$11,857
Non-cash expenses	—	2,466	2,151	804	11,174	—	16,595
Changes in working capital	—	(43,287)	30,596	6,921	(2,966)	—	(8,736)

Net cash provided by (used for) operating activities	—	(31,410)	26,107	36	24,983	—	19,716
Net cash provided by (used for) investing activities	—	(20,652)	(1,005)	—	(13,205)	—	(34,862)
Net cash provided by (used for) financing activities	—	52,536	(25,096)	—	(14,847)	—	12,593
Effect on exchange rate changes on cash	—	—	—	—	(481)	—	(481)

Net increase (decrease) in cash and cash equivalents	—	474	6	36	(3,550)	—	(3,034)
Cash and cash equivalents at beginning of period	—	1,527	1	—	9,044	—	10,572

Cash and cash equivalents at end of period	$—	$2,001	$7	$36	$5,494	$—	$7,538

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Condensed Consolidating Statement of Income for the Ten Months Ended October 31, 2002

(Predecessor)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$86,730	$—	$44,669	$122,592	$(16,677)	$237,314
Cost of goods sold	—	46,997	(293)	19,850	60,351	(16,677)	110,228

Gross profit	—	39,733	293	24,819	62,241	—	127,086
Operating expenses	—	20,598	3,542	25,191	37,362		86,693

Operating income	—	19,135	(3,249)	(372)	24,879	—	40,393
Interest income (expense), net	—	(2,599)	(1,603)	(79)	(2,011)		(6,292)
Other income (loss)	—	7,015	(819)	(6,907)	(1,013)		(1,724)
Income taxes	—	6,599	(3,359)	—	9,196		12,436

Net income (loss)	$—	$16,952	$(2,312)	$(7,358)	$12,659	$—	$19,941

Condensed Consolidating Statement of Cash Flows for the Ten Months Ended October 31, 2002

(Predecessor)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$—	$16,952	$(2,312)	$(7,358)	$12,659	$—	$19,941
Non-cash expenses	—	4,637	3,190	482	2,829	—	11,138
Changes in working capital	—	(13,689)	1,531	8,203	(4,418)	—	(8,373)

Net cash provided by operating activities	—	7,900	2,409	1,327	11,070	—	22,706
Net cash used for investing activities	—	(1,269)	(120)	(1,363)	(1,894)	—	(4,646)
Net cash provided by financing activities	—	(8,900)	(1,889)	—	(8,913)		(19,702)
Effect on exchange rate changes on cash	—	—	—	—	484	—	484

Net increase (decrease) in cash and cash equivalents	—	(2,269)	400	(36)	747	—	(1,158)
Cash and cash equivalents at beginning of period	—	2,001	7	36	5,494	—	7,538

Cash and cash equivalents at end of period	$—	$(268)	$407	$—	$6,241	$—	$6,380

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Condensed Consolidating Balance Sheet as of December 31, 2002

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$—	$50,271	$2,883	$2,239	$85,688	$(39,799)	$101,282
Property, plant and equipment, net	—	33,707	199	1,308	53,072	—	88,286
Other noncurrent assets	152,569	223,787	88,098	—	175,711	(381,140)	259,025

Total assets	$152,569	$307,765	$91,180	$3,547	$314,471	$(420,939)	$448,593

Current liabilities	$—	$21,477	$21,075	$29,932	$37,108	$(39,650)	$69,942
Noncurrent liabilities	—	132,019	147,459	392	96,184	(149,009)	227,045
Equity (deficit)	152,569	154,269	(77,354)	(26,777)	181,179	(232,280)	151,606

Total liabilities and equity (deficit)	$152,569	$307,765	$91,180	$3,547	$314,471	$(420,939)	$448,593

Condensed Consolidating Statement of Income for the Two Months Ended December 31, 2002

	Ultimate Parent		Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$		$21,578	$—	$12,282	$29,010	$(2,226)	$60,644
Cost of goods sold			15,491	(73)	5,031	19,589	(2,226)	37,812

Gross profit		—	6,087	73	7,251	9,421	—	22,832
Operating expenses		3	5,063	1,205	6,785	10,759	—	23,815

Operating income		(3)	1,024	(1,132)	466	(1,338)	—	(983)
Interest income (expense), net			(644)	(1,944)	(20)	(347)	—	(2,955)
Other income (loss)			2,116	420	(1,833)	628	—	1,331
Income taxes			584	(875)	—	931	—	640

Net income (loss)		$(3)	$1,912	$(1,781)	$(1,387)	$(1,988)	$—	$(3,247)

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Condensed Consolidating Statement of Cash Flows for the Two Months Ended December 31, 2002

	Ultimate Parent		Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)		$(3)	$1,912	$(1,781)	$(1,387)	$(1,988)	$—	$(3,247)
Non-cash expenses			(29)	(8,472)	(48)	7,828	—	(721)
Changes in working capital			(8,931)	12,729	1,411	11,144	—	16,353

Net cash provided by operating activities		(3)	(7,048)	2,476	(24)	16,984	—	12,385
Net cash used for investing activities			(354)	(7)	—	(1,498)	—	(1,859)
Net cash provided by financing activities		3	9,012	(2,267)	—	(10,969)		(4,221)
Effect on exchange rate changes on cash			—		—	597	—	597

Net increase (decrease) in cash and cash equivalents		—	1,610	202	(24)	5,114	—	6,902
Cash and cash equivalents at beginning of period			(932)	407	—	6,277	—	5,752

Cash and cash equivalents at end of period	$		$678	$609	$(24)	$11,391	$—	$12,654

Condensed Consolidating Balance Sheet as of December 31, 2003

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$4,884	$96,480	$11,793	$5,483	$121,599	$(94,795)	$145,444
Property, plant and equipment, net	—	52,340	336	3,523	58,542	—	114,741
Other noncurrent assets	100,397	319,580	214,608	—	166,015	(440,436)	360,164

Total assets	$105,281	$468,400	$226,737	$9,006	$346,156	$(535,231)	$620,349

Current liabilities	$1,874	$49,491	$42,846	$49,727	$41,317	$(94,795)	$90,460
Noncurrent liabilities	32,000	463,217	170,898	109	245,873	(504,917)	407,180
Equity (deficit)	71,407	(44,308)	12,993	(40,830)	58,966	64,481	122,709

Total liabilities and equity (deficit)	$105,281	$468,400	$226,737	$9,006	$346,156	$(535,231)	$620,349

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

Condensed Consolidating Statement of Income for the Twelve Months Ended December 31, 2003

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales	$—	$197,085	$—	$85,163	$245,661	$(48,774)	$479,135
Cost of goods sold	—	110,083	(601)	37,666	125,491	(48,774)	223,865

Gross profit	—	87,002	601	47,497	120,170	—	255,270
Operating Expenses	4,626	40,858	8,586	41,674	62,452	—	158,196

Operating Income	(4,626)	46,144	(7,985)	5,823	57,718	—	97,074
Interest income (expense) net	—	(10,876)	(6,212)	(45)	(3,406)	—	(20,539)
Other income (loss)	(2)	13,090	(1,053)	(19,833)	(7,535)	—	(15,333)
Income Taxes	(5)	11,640	(5,657)	—	17,649	—	23,627

Net income (loss)	$(4,623)	$36,718	$(9,593)	$(14,055)	$29,128	$—	$37,575

Condensed Consolidating Statement of Cash Flows for the Twelve Months Ended December 31, 2003

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(4,623)	$36,718	$(9,593)	$(14,055)	$29,128	$—	$37,575
Non-cash expenses	6,012	13,120	4,599	217	5,506	—	29,454
Changes in working capital	119,133	(128,474)	7,492	16,054	(34,284)	—	(20,079)

Net cash provided by operating activities	120,522	(78,636)	2,498	2,216	350	—	46,950
Net cash used for investing activities	(39,434)	(23,307)	(430)	(2,192)	(5,744)	—	(71,107)
Net cash provided by financing activities	(76,332)	102,196	(1,132)	—	1,842	—	26,574
Effect on exchange rate changes on cash	—	—	—	—	(841)	—	(841)

Net increase (decrease) in cash and cash equivalents	4,756	253	936	24	(4,393)	—	1,576

Cash and cash equivalent at beginning of the of period	—	678	609	(24)	11,391	—	12,654

Cash and cash equivalents at end of period	$4,756	$931	$1,545	$—	$6,998	$—	$14,230

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share and per share data)

(18) Adoption of SFAS 142, “Goodwill and Intangibles Assets”

On January 1, 2002, the Company adopted SFAS 142. Under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are subject to an assessment for impairment on a reporting unit basis by applying a fair-value-based test annually, and more frequently if circumstances indicate a a possible impairment. Separate intangible assets that are not deemed to have an indefinite live continue to be amortized over their useful lives.

Prior to the adoption of SFAS 142, the Company had $17,807 of goodwill acquired in 1999 that was amortized on a straight-line basis over a period of 15 years. Had the Company accounted for goodwill in accordance with SFAS 142 in 2001, net income would have been as follows:

2001
Reported Net Income Add back	$11,875

Goodwill amortization, net of tax	1,310

Adjusted Net Income	$13,185

(19) Quarterly Financial Data (Unaudited)

Quarterly results of operations for the twelve months ended December 31, 2003 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003

Operating revenues	$105,129	$113,675	$123,555	$136,776

Operating income	23,135	27,854	21,220	24,865

Net income (loss)	11,344	15,239	(594)	11,585

Basic earnings (loss) per share	$1.45	$1.95	$(.07)	$0.53

Diluted earnings (loss) per share	$0.12	$0.16	$(.07)	$0.12

The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Tempur-Pedic International Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries (the Company) as of December 31, 2002 and 2003, the related consolidated statements of income, stockholders’ equity and cash flows for the two months ended December 31, 2002 and year ended December 31, 2003 and the consolidated statements of income, stockholders’ equity and cash flows of Tempur World, Inc. and Subsidiaries (Predecessor to the Company) for the ten months ended October 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Tempur-World, Inc. and Subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 8, 2002.

Our audits of Tempur-Pedic International Inc. and Subsidiaries for the two months ended December 31, 2002 as of and for the year ended December 31, 2003 and Tempur World, Inc. and Subsidiaries for the ten months ended October 31, 2002 also included the financial statement schedule (Schedule II). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Louisville, Kentucky

February 10, 2004

S-1

TEMPUR WORLD, INC. AND SUBSIDIARIES

(Predecessor to Tempur-Pedic International Inc.)

VALUATION AND QUALIFYING ACCOUNTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001 AND

FOR THE TEN MONTHS ENDED OCTOBER 31, 2002

SCHEDULE II

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE TWO MONTHS ENDED DECEMBER 31, 2002 AND

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003

SCHEDULE II

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
TEMPUR WORLD, INC. AND SUBSIDIARIES:
Twelve Months Ended December 31, 2001	$536,715	$3,000,112	$—	$(2,719,366)	$817,461
Ten Months Ended October 31, 2002	$817,461	$2,776,105	$—	$(1,516,594)	$2,076,972
TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
Two Months Ended December 31, 2002	$2,076,972	$500,531	$—	$(59,018)	$2,518,485
Twelve Months Ended December 31, 2003	$2,518,485	$2,090,277	$—	$(415,376)	$4,193,386

S-2