Form 10-Q
period 2004-03-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2004-05-17
CIK 1206264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2004 was 97,413,606 shares.

.

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct. When used in this report, the terms “Tempur-Pedic International” and the “Company” refer to Tempur-Pedic International Inc. only, and the terms “we,” “our,” “ours” and “us” refer to Tempur-Pedic International Inc. and its consolidated subsidiaries.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under Item 2 of Part I. As described herein, such risks, uncertainties and other important factors include, among others:

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

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(In thousands except share and per share amounts)

	March 31, 2004 (Unaudited)	December 31, 2003
ASSETS

Current Assets:

Cash and cash equivalents	$11,573	$14,230

Accounts receivable, net	69,786	60,309

Inventories	57,423	58,276

Prepaid expenses and other current assets	8,198	6,937

Deferred income taxes	6,673	5,692

Total current assets	153,653	145,444

Property, plant and equipment, net	114,954	114,741

Goodwill	208,089	208,546

Other intangible assets, net	78,733	80,000

Restricted cash	—	60,243

Deferred financing and other non-current assets, net	10,918	11,375

Total assets	$566,347	$620,349

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$29,895	$25,886

Accrued expenses and other	50,885	54,078

Current portion of long-term debt	11,096	10,496

Total current liabilities	91,876	90,460

Long-term debt	298,699	366,026

Deferred income taxes	39,155	39,049

Other non-current liabilities	2,070	2,105

Total liabilities	431,800	497,640

Commitments and contingencies (see notes)

Stockholders’ Equity:

Common stock, $.01 par value, 300,000,000 shares authorized on March 31, 2004 and December 31, 2003; 97,413,606 and 97,317,669 shares issued and outstanding on March 31, 2004 and December 31, 2003, respectively	974	973

Additional paid in capital	250,069	249,946

Deferred stock compensation, net of amortization of $5,720 and $4,221 as of March 31, 2004 and December 31, 2003, respectively	(7,436)	(8,935)

Retained deficit	(113,003)	(127,630)

Accumulated other comprehensive income	3,943	8,355

Total stockholders’ equity	134,547	122,709

Total liabilities and stockholders’ equity	$566,347	$620,349

The accompanying notes to condensed consolidated interim financial statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Three Months Ended
	March 31, 2004 (Unaudited)	March 31, 2003 (Unaudited)
Net sales	$153,123	$105,129

Cost of sales	71,784	47,495

Gross profit	81,339	57,634

Selling expenses	34,955	25,076

General and administrative expenses	15,362	9,901

Research and development expenses	488	276

Operating income	30,534	22,381

Other income (expense), net:

Interest expense, net	(6,094)	(4,359)

Loss on extinguishment of debt	(5,381)	—

Other income (expense), net	80	(962)

Total other expense	(11,395)	(5,321)

Income before income taxes	19,139	17,060

Income tax provision	7,368	6,175

Net income	$11,771	$10,885

Basic earnings per share	$0.12	$1.39

Diluted earnings per share	$0.11	$0.12

The accompanying notes to condensed consolidated interim financial statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(In thousands except share and per share amounts)

	Three Months Ended
	March 31, 2004 (Unaudited)	March 31, 2003 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$11,771	$10,885

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,395	4,713

Amortization of deferred financing costs	627	434

Amortization of original issue discount	—	404

Stock based compensation amortization	1,499	62

Allowance for doubtful accounts	866	196

Deferred income taxes	(892)	(540)

Foreign currency adjustments	178	(2,242)

Loss on sale of equipment	9	23

Changes in operating assets and liabilities:

Accounts receivable	(10,777)	(9,239)

Inventories	424	(5,210)

Prepaid expenses and other current assets	(1,313)	(1,000)

Accounts payable	4,020	4,114

Accrued expenses and other	(2,910)	1,903

Net cash provided by operating activities	8,897	4,503

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(5,051)	(3,556)

Proceeds from sale of equipment	26	219

Net cash used by investing activities	(5,025)	(3,337)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt	—	2,783

Repayments of long-term debt	(2,504)	(11,741)

Repayments of Senior Subordinated Notes	(52,500)	—

(Repayments of) Proceeds from long-term Revolving Credit Facility, net	(10,750)	463

Cash held in trust for repayment of Senior Subordinated Notes	60,243	—

Proceeds from issuance of common stock	124	—

Net cash used by financing activities	(5,387)	(8,495)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,142)	45

Decrease in cash and cash equivalents	(2,657)	(7,284)

CASH AND CASH EQUIVALENTS, beginning of period	14,230	12,654

CASH AND CASH EQUIVALENTS, end of period	$11,573	$5,370

The accompanying notes to condensed consolidated interim financial statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business—Tempur-Pedic International Inc. (Tempur-Pedic International or the Company) is a US-based multinational corporation incorporated in Delaware. The Company manufactures, markets, and sells advanced visco-elastic foam products including pillows, mattresses and other related products. The Company manufactures essentially all of its products at Dan Foam ApS, located in Denmark, and Tempur Production USA, Inc., located in the United States. The Company has sales and distribution companies operating in the US, Europe and Asia Pacific. In addition, the Company has third party distributor arrangements in certain other countries where it does not have distribution companies. The Company sells its products in 54 countries and extends credit based on the creditworthiness of its customers. The majority of the Company’s revenues are derived from sales to retailers and to consumers through its direct response businesses.

The accompanying financial statements, prepared in accordance with the instructions to Form 10-Q and article 10 of Regulation S-X, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles in the United States for complete financial statements. Accordingly, these accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. All necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

On August 15, 2003, Tempur-Pedic, Inc. and Tempur Production USA, Inc. (Issuers) issued $150,000 aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2010 (Senior Subordinated Notes). The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International, and certain other subsidiaries of Tempur-Pedic International. On January 23, 2004, the Issuers redeemed an aggregate principal amount of $52,500 of outstanding Senior Subordinated Notes. The redemption price was 110.25% of the principal amount plus accrued interest, and the redemption was funded with a portion of the net proceeds of the initial public offering of the Company. The Company reflected the $5,381 redemption premium as a Loss on Extinguishment of Debt included in Other Income (Expense), net in the three months ended March 31, 2004.

On December 23, 2003, the Company closed its initial public offering of 21,562,500 shares of its common stock at an initial offering price of $14.00 per share. Of the 21,562,500 shares offered, the Company sold 6,250,000 shares and certain of the Company’s stockholders sold a total of 15,312,500 shares, which included the exercise in full of the underwriters’ overallotment option. The shares are traded on the New York Stock Exchange under the symbol “TPX”. The net proceeds received by the Company were $81,813, before transaction costs of approximately $2,855. Total offering expenses were approximately $8,600, including underwriters’ discount.

(b) Reclassification—Certain amounts have been reclassified to conform to the 2004 presentation.

(c) Basis of Consolidation—The Statements include the accounts of Tempur-Pedic International and its subsidiaries. All subsidiaries, directly or indirectly, are wholly owned. All intercompany balances and transactions have been eliminated.

(d) Management’s Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e) Foreign Currency Translation—Assets and liabilities of non-United States subsidiaries, whose functional currency is the local currency, are translated at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are reported in results of operations.

(f) Financial Instruments and Hedging—Derivative financial instruments are used within the normal course of business principally to manage foreign currency exchange rate risk. These instruments are generally short term in nature and are subject to

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

fluctuations in foreign exchange rates and credit risk. Credit risk is managed through the selection of sound financial institutions as counterparties. The changes in fair market value of foreign exchange derivatives are recognized currently in the results of operations.

(g) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consisted of the following:

	March 31, 2004	December 31, 2003
Finished goods	$35,524	$35,531

Work-in-process	5,737	6,555

Raw materials and supplies	16,162	16,190

	$57,423	$58,276

(h) Long Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

(i) Goodwill and Other Intangible Assets—The Company follows SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company performs an annual impairment test on all existing goodwill in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2003 to all existing goodwill and no impairment existed as of December 31, 2003. If facts and circumstances lead the Company’s management to believe that one of its assets may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write down that carrying amount to fair value to the extent necessary.

The following table summarizes information relating to the Company’s other intangible assets:

		March 31, 2004			December 31, 2003
	Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000

Amortized intangible assets:
Technology	10	$16,000	$2,267	$13,733	$16,000	$1,867	$14,133
Patents	5	5,000	1,417	3,583	5,000	1,167	3,833
Customer database	5	4,200	1,190	3,010	4,200	980	3,220
Foam formula	10	3,700	524	3,176	3,700	432	3,268
Non-competition agreements and other	1.5	2,044	1,813	231	2,044	1,498	546

Total		$85,944	$7,211	$78,733	$85,944	$5,944	$80,000

Amortization expense relating to Intangible assets for Tempur-Pedic International was $1,267 and $1,272 for the three months ended March 31, 2004 and March 31, 2003, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

The changes in the carrying amount of Goodwill for the three months ended March 31, 2004 are as follows:

Balance as of December 31, 2003	$208,546

Foreign currency translation adjustments	(457)

Balance as of March 31, 2004	$208,089

In addition, Goodwill as of March 31, 2004 has been allocated to the Domestic and International segments as follows:

Domestic	$94,185

International	113,904

$208,089

(j) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales returns. Tempur-Pedic International allows product returns ranging from 90 to 120 days following a sale. Accrued sales returns are included in Accrued expenses and other in the accompanying Condensed Consolidated Interim Balance Sheets.

Tempur-Pedic International had the following activity for sales returns from December 31, 2003 to March 31, 2004:

Balance as of December 31, 2003	$5,456

Amounts accrued	12,108
Returns charged to accrual	(11,978)

Balance as of March 31, 2004	$5,586

(k) Warranties—The Company provides a 20-year warranty for US sales and a 15-year warranty for non-US sales on mattresses is provided, each prorated for the last 10 years. In addition, a 2-year to 3-year warranty is provided on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Warranties are included in Accrued expenses and other in the Condensed Consolidated Interim Balance Sheets.

Tempur-Pedic International had the following activity for warranties from December 31, 2003 to March 31, 2004:

Balance as of December 31, 2003	$4,020

Amounts accrued	313
Warranties charged to accrual	(500)

Balance as of March 31, 2004	$3,833

(l) Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Condensed Consolidated Interim Statements of Income in the period that included the enactment date. In accordance with SFAS 5, “Accounting for Contingencies”, the Company accrues for probable foreign and domestic tax obligations as required by facts and circumstances in the various regulatory environments.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

At March 31, 2004, the Company had undistributed earnings of $52,401 from its foreign subsidiaries determined under US GAAP. In addition, the Company had undistributed earnings from periods ending prior to November 1, 2002 of $56,943 determined under US tax principles. No provisions have been made for US income taxes or foreign withholding taxes on these undistributed earnings as of March 31, 2004 as these earnings are considered indefinitely reinvested.

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

(m) Revenue Recognition—In accordance with SEC Staff Accounting Bulletin 101, sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. No collateral is required on sales made in the normal course of business. Allowance for doubtful accounts was $4,604 and $4,193 as of March 31, 2004 and December 31, 2003, respectively. Deposits made by customers are recorded as a liability and recognized as a sale when product is shipped. Tempur-Pedic International had $4,960 and $4,639 of Deferred revenue included in Accrued expenses and other as of March 31, 2004 and December 31, 2003, respectively.

Tempur-Pedic International reflects all amounts billed to customers for shipping in Net sales and the costs incurred from shipping product in Cost of sales. Amounts included in Net sales for shipping and handling were approximately $6,009 and $4,350 for the three months ended March 31, 2004 and March 31, 2003, respectively. Amounts included in Cost of sales for shipping and handling were approximately $13,594 and $8,816 for the three months ended March 31, 2004 and March 31, 2003, respectively.

(n) Advertising Costs—Tempur-Pedic International expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response prepayments are deferred and are amortized over approximately four months. Advertising costs charged to expense were approximately $22,668 and $16,334 for the three months ended March 31 2004 and March 31, 2003, respectively. Advertising costs deferred were approximately $2,441 and $4,473 as of March 31, 2004 and December 31, 2003, respectively.

(o) Stock-Based Compensation—The Company has adopted SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123). In accordance with SFAS 123, the Company has elected to account for employee stock and option issuances under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25 no compensation expense is recognized in the statements of income for stock granted to employees and non-employee directors, if the exercise price at least equals the fair value of the underlying stock on the date of grant.

Stock options are granted under various stock compensation programs to employees. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

Pro forma information in accordance with SFAS 123 for Tempur-Pedic International for the three months ended:

	March 31, 2004	March 31, 2003
Net income as Reported	$11,771	$10,885

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,499	58

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,346)	(94)

Pro forma Net income	$10,924	$10,849

Earnings per share:

Basic as reported	$.12	$1.39

Diluted as reported	$.11	$.12

Basic—Pro forma Net income	$.11	$1.39

Diluted—Pro forma Net income	$.11	$.12

Certain options granted prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The unearned stock-based compensation will be amortized to compensation expense over the respective vesting term, based on “graded vesting” methodology. The Company has unearned stock-based compensation of $7,436 as of March 31, 2004, which has been reflected as a component of Stockholders’ Equity. The Company recorded $1,499 of compensation expense for the three months ended March 31, 2004. The future amortization of unearned stock-based compensation costs will be $3,672 for the remainder of 2004, $2,445 in 2005, $1,105 in 2006 and $214 in 2007.

(2) New Accounting Standard

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. On October 10, 2003, the FASB issued Staff Position (FSP) FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” (the FSP). The FSP is a broad-based deferral of the effective date of FIN 46 for VIEs created or acquired prior to February 1, 2003. The Company adopted the provision of FIN 46 effective on March 31, 2004 and its adoption did not have an impact on the condensed consolidated interim financial statements.

(3) Supplemental Cash Flow Information

Cash payments for interest and cash for income taxes were as follows for the three months ended:

	March 31, 2004	March 31, 2003
Interest	$10,235	$2,579
Income taxes, net of refunds	$9,607	$3,791

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

Non-cash investing and financing activities have been excluded from the Condensed Consolidated Interim Statements of Cash Flows.

(4) Property, Plant and Equipment

Property and equipment, net consisted of the following:

	March 31, 2004	December 31, 2003
Land and buildings	$58,804	$50,722

Machinery and equipment	69,958	55,060

Construction in progress	7,548	26,431

	136,310	132,213

Total accumulated depreciation	(21,356)	(17,472)

	$114,954	$114,741

(5) Long-term Debt

(a) Senior Subordinated Notes—The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are guaranteed on an unsecured senior subordinated basis by the Company and certain of the Company’s other subsidiaries. The Senior Subordinated Notes have no mandatory redemption or sinking fund requirements; however, they do provide for partial redemption at the Issuer’s option under certain circumstances prior to August 15, 2006 and full redemption at the Issuer’s option on or after August 15, 2007.

The Senior Subordinated Notes contain certain nonfinancial and financial covenants which include restrictions on: the declaration or payment of dividends and distributions; the purchase, redemption, acquisition or retirement of group equity interests; the payment, purchase, redemption, defeasance, acquisition or retirement of subordinated indebtedness; investments; the incurrence of indebtedness and issuance of preferred stock; the granting of liens; the payment of dividends, the making of loans and the transfer of properties and assets; mergers, consolidations or sale of assets; transactions with affiliates; the acquisition or creation of additional subsidiaries; the sale and leaseback of assets; the engagement in certain business activities; and the payment for certain consents.

(b) Secured Credit Financing—On August 15, 2003, the Issuers, Tempur World Holding Company ApS, Dan-Foam ApS, certain Credit Parties as defined therein, General Electric Capital Corporation, Lehman Commercial Paper Inc., Nordea Bank Danmark A/S, GE European Leveraged Finance Limited, HSBC Bank PLC, the Lenders as defined therein, Lehman Brothers Inc. and GECC Capital Markets Group, Inc. entered into an amended and restated senior secured credit facility (Senior Credit Facility). The Senior Credit Facility has borrowing availability of $270,000 of senior secured US and European team loans and revolving credit facilities.

Borrowing availability under the US and European revolving credit facilities is subject to a US Borrowing Base and European Borrowing Base, each as defined in the loan agreement for the Senior Credit Facility. At March 31, 2004, Tempur-Pedic International had unused availability under the Senior Credit Facility of approximately $30,794.

The aggregate amount of letters of credit outstanding under the US Facility was approximately $265 as of March 31, 2004. The aggregate amount of letters of credit outstanding under the European Facility was approximately $4,441 as of March 31, 2004.

The Senior Credit Facility subjects Tempur-Pedic International to certain financial covenants, including: minimum interest coverage ratio; minimum fixed charge coverage ratio; maximum leverage ratio; maximum senior leverage ratio; and a limitation on capital expenditures, in each case as defined. The Company was in compliance with all covenants as of March 31, 2004.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

(c) Long-term Debt—Long-term debt for Tempur-Pedic International consisted of the following:

	March 31, 2004	December 31, 2003
US Term Loan A payable to a lender, interest at the IBOR plus margin (4.36% and 4.40% at March 31, 2004 and December 31, 2003, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	$9,860	$10,158
US Term Loan B payable to a lender, interest at the IBOR plus margin (4.61% and 4.64% at March 31, 2004 and December 31, 2003, respectively), principal payments due quarterly through June 30, 2009	133,988	134,325
European Term Loan A (USD Denominated) payable to a lender, interest at IBOR plus margin (4.36% and 4.40% at March 31, 2004 and December 31, 2003, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	25,182	37,784
European Term Loan A (EUR Denominated) payable to a lender, interest at IBOR plus margin (5.21% and 5.4% at March 31, 2004 and December 31, 2003, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	36,676	26,750
European Long-Term Revolving Credit Facility payable to a lender, interest at IBOR and index Rate plus margin (4.37% and 4.44% at March 31, 2004 and December 31, 2003, respectively), commitment through and due November 1, 2008	4,500	15,250
US Senior Subordinated Notes payable to institutional investors, interest at 10.25%, commitment through and due August 15, 2010	97,500	150,000
Mortgages payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest at 4.4% to 5.1%	2,089	2,255

	309,795	376,522
Less: Current portion	11,096	10,496

Long-term debt	$298,699	$366,026

(6) Stockholders’ Equity

(a) Stock split—On December 23, 2003, the Company’s Board of Directors declared a 525-for-one stock split, in the form of a stock dividend.

(b) Initial public offering—Effective with the Company’s initial public offering on December 18, 2003, the authorized shares of capital stock were increased to 300 million shares of common stock and 10 million shares of preferred stock. Subject to preferences that may be applicable to any outstanding preferred stock of the Company, holders of the Company’s common stock are entitled to receive ratably such dividends as may be declared from time to time by the board of directors out of funds legally available for that purpose. In the event of liquidation, dissolution, or winding up, the holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock of the Company, if any, then outstanding.

The Company is authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. The Board of Directors will be authorized, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

(7) Stock based Compensation

(a) Tempur-Pedic International 2003 Equity Incentive Plan—In connection with the initial public offering, a new incentive compensation plan went into effect, the 2003 Equity Incentive Plan. The 2003 Equity Incentive Plan will be administered by the Compensation Committee of the Board of Directors, which committee has the exclusive authority, including the power to determine eligibility to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards and the acceleration or waiver of any vesting, and performance of forfeiture restriction. The Compensation Committee, however, does not have the authority to waive any performance restrictions for performance-based awards.

Any of the Company’s employees, non-employee directors, consultants and Company advisors, as determined by the Compensation Committee may be selected to participate in the 2003 Equity Incentive Plan. The 2003 Equity Incentive Plan provides for awards of stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards.

(b) Tempur-Pedic International 2003 Stock Purchase Plan—In connection with the initial public offering, the Company has implemented a plan to sponsor an employee stock purchase plan, the 2003 Employee Stock Purchase Plan. The 2003 Employee Stock Purchase Plan will permit eligible employees (as defined in the 2003 Employee Stock Purchase Plan) to purchase up to certain limits as defined in the 2003 Employee Stock Purchase Plan of the Company’s common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less. The Compensation Committee of the Board of Directors will administer the 2003 Employee Stock Purchase Plan. The Board may amend or terminate the plan. The 2003 Employee Stock Purchase Plan will comply with the requirements of Section 423 of the Code. The Company may issue a maximum of 500,000 shares of its common stock under this plan. This plan has been approved by the holders of a majority of outstanding shares of the Company’s common stock.

(8) Comprehensive Income

Comprehensive income for the three months ended is as follows:

	March 31, 2004	March 31, 2003
Net Income	$11,771	$10,885
Other comprehensive income, net of tax:
Financial instruments accounted for as hedges	(92)	(147)
Foreign currency translation	(4,319)	601

Comprehensive income	$7,360	$11,339

(9) Commitments and Contingencies

Litigation—The Company is party to various legal proceedings generally incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that adverse determinations in any or all of such proceedings will have a material adverse effect upon the financial condition, liquidity or results of operations of the Company.

(10) Income Taxes

The effective tax rate for Tempur-Pedic International for the three months ended March 31, 2004 was 38.5%. Reconciling items between the federal statutory income tax rate of 35% and the effective tax rate include state income taxes, differences in US statutory rates and foreign tax rates, compensation expense associated with certain options granted prior to the initial public offering, and certain other permanent differences.

(11) Major Customers

Five customers accounted for approximately 12.9% and 21.5% of Tempur-Pedic International sales for the three months ended March 31, 2004 and March 31, 2003, respectively. These same customers also accounted for approximately 12.2% and 20.1% of accounts receivable as of March 31, 2004 and March 31, 2003, respectively. The loss of one or more of these customers could have a material adverse effect on the Company.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

(12) Earnings Per Share

	March 31, 2004	March 31, 2003
Numerator:

Net income	$11,771	$10,885
Denominator:

Denominator for basic earnings per share—weighted average shares	97,409,672	7,814,415

Effect of dilutive securities:

Employee stock options	5,664,200	3,615,281

Warrants	—	4,458,305

Convertible preferred stock	—	76,893,416

Dilutive potential common shares	5,664,200	84,967,002

Denominator for diluted earnings per share—adjusted weighted average shares	103,073,874	92,781,418

Basic earnings per share	$0.12	$1.39

Diluted earnings per share	$0.11	$0.12

(13) Business Segment Information

Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and assessing performance. The Company operates in two business segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Domestic segment consists of the United States manufacturing facility, whose customers include the United States distribution subsidiary and certain North American third party distributors. The International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the Domestic segment. The Company evaluates segment performance based on Net sales and Operating income.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

The following table summarizes segment information:

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues from external customers:

Corporate	$—	$—

Domestic	92,958	58,588

International	60,165	46,541

	$153,123	$105,129

Inter Segment sales:

Corporate	$—	$—

Domestic	—	—

International	5,256	7,417

Intercompany eliminations	(5,256)	(7,417)

	$—	$—

Operating income/(loss):

Corporate	$(4,251)	$(1,415)

Domestic	19,690	10,710

International	15,095	13,086

	$30,534	$22,381

Depreciation and amortization:

Corporate	$363	$420

Domestic	1,959	1,644

International	3,073	2,649

	$5,395	$4,713

The following table sets forth net sales by significant product group:

	Three Months Ended
	March 31, 2004	March 31, 2003

Mattresses	$93,180	$56,835

Pillows	34,852	32,038

All other	25,091	16,256

	$153,123	$105,129

The Domestic segment purchases certain products produced by the Danish manufacturing facility included in the International segment and sell those products to Domestic segment customers. The profits from these sales, amounting to $1,047 and $1,917 for the three months ended March 31, 2004 and March 31, 2003, respectively, are allocated to Operating income in the Domestic segment. Although these transactions are reported in the Domestic segment, the profit from these sales remain in the International segment for local statutory reporting purposes.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

(14) Condensed Consolidating Interim Financial Information

On August 15, 2003, the Issuers issued $150,000 aggregate principal amount of Senior Subordinated Notes. The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International, and two intermediate parent corporations (referred to as the Combined Guarantor Parents) and all of Tempur-Pedic International’s current and future domestic subsidiaries (referred to collectively as the Combined Guarantor Subsidiaries), other than the Issuers. The Issuers and subsidiary guarantors are indirectly 100% owned subsidiaries of the Combined Guarantor Parents and the subsidiary guarantors are 100% owned subsidiaries of the Issuers. The foreign subsidiaries (referred to as Combined Non-Guarantor Subsidiaries) represent the foreign operations of the Company and do not guarantee this debt. The following financial information presents condensed consolidating balance sheets for March 31, 2004 and December 31, 2003 and condensed consolidating statements of income and statements of cash flows for the three months ended March 31, 2004 and March 31, 2003 for the Combined Guarantor Parents, Issuers and their Subsidiary Guarantors and Combined Non-Guarantor Subsidiaries.

Condensed Consolidating Interim Balance Sheet

As of March 31, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Current assets	$1,167	$103,496	$2,883	$4,317	$124,345	$(82,555)	$153,653

Property, plant and equipment, net	—	54,611	707	3,610	56,026	—	114,954

Other noncurrent assets	140,502	256,608	266,881	166	162,619	(529,036)	297,740

Total assets	141,669	414,715	270,471	8,093	342,990	(611,591)	566,347

Current liabilities	(1,655)	44,452	36,647	50,650	44,337	(82,555)	91,876

Noncurrent liabilities	32,000	407,052	91,641	80	230,960	(421,809)	339,924

Equity (deficit)	111,324	(36,789)	142,183	(42,637)	67,693	(107,227)	134,547

Total liabilities and equity (deficit)	$141,669	$414,715	$270,471	$8,093	$342,990	$(611,591)	$566,347

Condensed Consolidating Balance Sheet

As of December 31, 2003

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Current assets	$4,884	$96,480	$11,793	$5,483	$121,599	$(94,795)	$145,444

Property, plant and equipment, net	—	52,340	336	3,523	58,542	—	114,741

Other noncurrent assets	100,397	319,580	214,608	—	166,015	(440,436)	360,164

Total assets	105,281	468,400	226,737	9,006	346,156	(535,231)	620,349

Current liabilities	1,874	49,491	42,846	49,727	41,317	(94,795)	90,460

Noncurrent liabilities	32,000	463,217	170,898	109	245,873	(504,917)	407,180

Equity (deficit)	71,407	(44,308)	12,993	(40,830)	58,966	64,481	122,709

Total liabilities and equity (deficit)	$105,281	$468,400	$226,737	$9,006	$346,156	$(535,231)	$620,349

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

Condensed Consolidating Interim Statement of Income

For the Three Months Ended March 31, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$—	$68,654	$—	$24,304	$65,421	$(5,256)	$153,123

Cost of goods sold	—	36,437	(201)	10,299	30,505	(5,256)	71,784

Gross profit	—	32,217	201	14,005	34,916	—	81,339

Operating expenses	1,813	15,640	2,640	11,938	18,774	—	50,805

Operating income	(1,813)	16,577	(2,439)	2,067	16,142	—	30,534

Interest expense, net	—	(4,772)	(581)	20	(761)	—	(6,094)

Other income (loss)	—	(382)	77	(4,999)	3	—	(5,301)

Income taxes	—	3,836	(120)	(1,107)	4,759	—	7,368

Net income (loss)	$(1,813)	$7,587	$(2,823)	$(1,805)	$10,625	$—	$11,771

Condensed Consolidating Interim Statement of Cash Flows

For the Three Months Ended March 31, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(1,813)	$7,587	$(2,823)	$(1,805)	$10,625	$—	$11,771

Non-cash expenses	1,499	42,805	487	122	(37,231)	—	7,682

Changes in working capital	(4,123)	(42,558)	1,473	1,795	32,856	—	(10,556)

Net cash provided by operating activities	(4,437)	7,834	(863)	112	6,250	—	8,897

Net cash used for investing activities	—	(3,586)	—	(112)	(1,327)	—	(5,025)

Net cash provided by financing activities	124	(635)	—	—	(4,876)	—	(5,387)

Effect on exchange rate changes on cash	—	—	—	—	(1,142)	—	(1,142)

Net increase (decrease) in cash and cash equivalents	(4,312)	3,613	(863)	—	(1,095)	—	(2,657)

Cash and cash equivalents at beginning of the year	4,756	931	1,545	—	6,998	—	14,230

Cash and cash equivalents at end of period	$444	$4,544	$682	$—	$5,903	$—	$11,573

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

Condensed Consolidating Interim Statement of Income

For the Three Months Ended March 31, 2003

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$39,978	$—	$18,609	$53,959	$(7,417)	$105,129

Cost of goods sold	—	21,689	(126)	8,295	25,054	(7,417)	47,495

Gross profit	—	18,289	126	10,314	28,905	—	57,634

Operating expenses	62	8,771	1,479	11,040	13,901	—	35,253

Operating income	(62)	9,518	(1,353)	(726)	15,004	—	22,381

Interest expense, net	—	(639)	(3,175)	(15)	(530)	—	(4,359)

Other income (loss)	—	1,460	(119)	(1,451)	(852)	—	(962)

Income taxes	—	4,055	(1,806)	(833)	4,759	—	6,175

Net income (loss)	$(62)	$6,284	$(2,841)	$(1,359)	$8,863	$—	$10,885

Condensed Consolidating Interim Statement of Cash Flows

For the Three Months Ended March 31, 2003

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(62)	$6,284	$(2,841)	$(1,359)	$8,863	$—	$10,885

Non-cash expenses	62	3,448	(2,114)	226	1,428	—	3,050

Changes in working capital	—	(14,005)	5,031	1,468-	(1,926)	—	(9,432)

Net cash provided by operating activities	—	(4,273)	76	335	8,365	—	4,503

Net cash used for investing activities	—	2,719	33	(335)	(5,754)	—	(3,337)

Net cash provided by financing activities	—	—	—	—	(8,495)	—	(8,495)

Effect on exchange rate changes on cash	—	—	—	—	45	—	45

Net increase (decrease) in cash and cash equivalents	—	(1,554)	109	—	(5,839)	—	(7,284)

Cash and cash equivalents at beginning of the year	—	654	609	—	11,391	—	12,654

Cash and cash equivalents at end of period	$—	$(900)	$718	$—	$5,552	$—	$5,370

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated condensed interim financial statements and accompanying notes thereto included herein. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, as described under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this quarterly report on form 10-Q. Our actual results may differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

Executive Overview

General — We are a rapidly growing, vertically-integrated manufacturer, marketer and distributor of premium visco-elastic foam mattresses and pillows that we sell globally in 54 countries primarily under the Tempur® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary visco-elastic foam is temperature sensitive, has a high density and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces

Tempur-Pedic International Inc. (the Company) was formed in 2002 when TA and FFL acquired Tempur World, Inc. This acquisition occurred effective November 1, 2002 (the Tempur acquisition). On December 23, 2003, the Company closed its initial public offering of 21,562,500 shares of its common stock at an initial offering price of $14.00 per share. Of the 21,562,500 shares offered, the Company sold 6,250,000 shares and certain of the Company’s stockholders sold a total of 15,312,500 shares, which included the exercise in full of the underwriters’ overallotment option. The shares are traded on the New York Stock Exchange under the symbol “TPX”. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our,” “ours” and “us” refer to Tempur-Pedic International Inc. and its consolidated subsidiaries.

Business Segment Information — We operate in two business segments: Domestic and International. These reportable segments are strategic business units that are managed separately.

The Domestic segment consists of our United States manufacturing facility, which commenced operations in July 2001 and whose customers include our United States distribution subsidiary and certain North American third party distributors. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Domestic segment. We evaluate segment performance based on Net sales and Operating income.

Key Operating Highlights

Tempur-Pedic International’s Net income and fully diluted earnings per share were $11.8 million and $0.11 per share for the three months ended March 31, 2004, compared to $10.9 million or $0.12 per share for the three months ended March 31, 2003. In the first quarter of 2004, the Company recorded $1.5 million of compensation expense associated with certain stock options granted prior to the initial public offering, and a Loss on debt extinguishment of $3.3 million, net of tax, relating to the redemption of $52.5 million aggregate principal amount of the outstanding 10 1/4% Senior Subordinated Notes.

Net sales for the three months ended March 31, 2004 were $153.1 million as compared to $105.1 million for the three months ended March 31, 2003, an increase of $48.0 million, or 45.7%. This increase was primarily attributable to our growth in the Retail and Direct channels of our Domestic segment, which increased a combined $33.2 million which represents 69.2% of our total Net sales growth. In addition, our International segment’s Retail channel grew $9.7 million which represents 20.2% of our total Net sales growth.

Operating income for the three months ended March 31, 2004 was $30.5 million as compared to $22.4 million for the three months ended March 31, 2003, an increase of $18.9 million, or 36.4%. Operating income as a percentage of Net sales was 19.9% for the three months ended March 31, 2004 and 21.3% for the three months ended March 31, 2003. Operating income as a percentage of Net sales reflects the effects of product mix, increased spending on information technology, and implementation costs in 2004 to comply with the requirements of the Sarbanes-Oxley Act of 2002. A summary of key operating results follows:

	Three Months Ended March 31,
	2004	2003	Chg%
	(unaudited)	(unaudited)	(unaudited)
Net sales	$153.1	$105.1	45.7%
Operating income	30.5	22.4	36.4%
Net income	$11.8	$10.9	8.1%
Weighted average shares, fully diluted	103,073,874	92,781,418
Earnings per share, fully diluted	$0.11	$0.12

Business Risks and Opportunities

Competition — Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. We compete with a number of different types of mattress alternatives, including standard innerspring mattresses, other foam mattresses, waterbeds, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs.

Our largest competitors have significant financial, marketing and manufacturing resources and strong brand name recognition, and sell their products through broad and well established distribution channels. Additionally, management believes that a number of our significant competitors now offer foam mattress products similar to our visco-elastic foam mattresses and pillows. The Company is susceptible to competition from lower priced product offerings. We provide strong channel profits to our retailers and distributors which management believes will continue to provide an attractive business model for our retailers and discourage them from carrying competing lower priced products.

Managing rapid growth – We have grown rapidly, with our net sales increasing from approximately $221.5 million for the year ended December 31, 2001 to $479.1 million for the year ended December 31, 2003. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhance operating and financial infrastructure and systems and to continue to expand the employee base in our operations. Our expenditures for advertising and other marketing related activities are made as the availability of advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

Financial leverage — As of March 31, 2004, the book value of our debt was $309.8 million, and our stockholders’ equity was $134.5 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. Management believes that operating margins combined with the inherent operating leverage in the business will enable us to continue de-leveraging the business in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior credit facilities, or otherwise, to enable us to continue to de-leverage the business.

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

Warranties

Cost of sales includes estimated costs to service warranty claims of our customers. Our estimate is based on our historical claims experience and extensive product testing that we perform from time to time. We provide a 20-year warranty for United States sales and a 15-year warranty for non-United States sales on mattresses, each prorated for the last 10 years. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and external product testing for the development of our estimate for warranty claims. Our estimate of warranty claims could be adversely affected if our historical experience ultimately proves to be greater than the performance of the product in our product testing. We also provide 2-year to 3-year warranties on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Our estimated obligation for warranty claims as of March 31, 2004 was $3.8 million.

Impairment of Goodwill, Intangibles and Long-Lived Assets

Goodwill reflected in our condensed consolidated interim balance sheet consists of the purchase price from the Tempur acquisition in excess of the estimated fair values of identifiable net assets as of the date of the Tempur acquisition. Intangibles consist of tradenames for various brands under which our products are sold. Other intangibles include our customer database for our direct channel, process technology and the formulation of our visco-elastic foam.

We follow SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We perform an annual impairment test on all existing goodwill in the fourth quarter of each year. We performed the annual impairment test in the fourth quarter of 2003 to all existing goodwill and no impairment existed as of December 31, 2003. If facts and circumstances lead our management to believe that one of our assets may be impaired, we will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write down that carrying amount to fair value to the extent necessary.

Estimates of fair value for our reporting units involve highly subjective judgments on the part of management, including the amounts of cash flows to be received, their estimated duration, and perceived risk as reflected in selected discount rates. In some cases, cash flows may be required to be estimated without the benefit of historical data, although historical data will be used where available. Although we believe our estimates and judgments are reasonable, different assumptions and judgments could result in different impairment, if any, of some or all of our recorded goodwill and indefinite-lived intangibles of $286.8 million as of March 31, 2004.

Long-lived assets reflected in our condensed consolidated interim balance sheets consist of property, plant and equipment. Accounting for the impairment of long-lived assets is governed by Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

We recognize deferred tax assets in our balance sheet, and these deferred tax assets typically represent items deducted currently in the financial statements that will be deducted in future periods in tax returns. In accordance with SFAS 109, a valuation allowance is recorded against these deferred tax assets to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in future periods. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of tax loss carryforwards, both domestic and foreign, and the expiration dates of tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets, which, in our opinion, are reasonable under the circumstances.

At March 31, 2004, the Company had undistributed earnings of $52.4 million from its foreign subsidiaries determined under US GAAP. In addition, the Company had undistributed earnings from periods ending prior to November 1, 2002 of $56.9 million determined under US tax principles. No provisions have been made for US income taxes or foreign withholding taxes on these undistributed earnings as of March 31, 2004 as these earnings are considered indefinitely reinvested.

These undistributed earnings could become subject to US income taxes and foreign withholding taxes (subject to a reduction for foreign tax credits) if these undistributed earnings were remitted as dividends, loaned to Tempur-Pedic International or a US subsidiary, or if the Company should sell its stock in the subsidiaries; however, our management does not currently expect these events to occur.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Several companies recently elected to change their accounting policies and record the fair value of options as an expense. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of the Company’s common stock at the grant date.

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

Certain options granted prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The unearned stock-based compensation will be amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. We have recorded unearned stock-based compensation of $7.4 million as of March 31, 2004. We have recorded $1.5 million of compensation expense for the quarter ended March 31, 2004. The future amortization of unearned stock-based compensation costs will be $3.7 million for the remainder of 2004, $2.4 million in 2005, $1.1 million in 2006 and $0.2 million in 2007.

Results of Operations

The following table sets forth the various components of our consolidated interim condensed statements of operations:

	Three Months Ended
	March 31, 2004	March 31, 2003
Net sales	$153.1	$105.1
Cost of sales	71.8	47.5

Gross profit	81.3	57.6
Selling expenses	35.0	25.0
General and administrative and other	15.8	10.2

Operating income	30.5	22.4
Interest expense, net	(6.1)	(4.3)
Loss on extinguishment of debt	(5.4)	—
Other income/(expense), net	0.1	(1.0)

Income before income taxes	19.1	17.1
Income tax provision	7.3	6.2

Net income	$11.8	$10.9

The following table sets forth the various components of our consolidated interim condensed statements of operations, expressed as a percentage of net sales:

	Three Months Ended
	March 31, 2004	March 31, 2003
Net sales	100.0%	100.0%

Cost of sales	46.9	45.2

Gross profit	53.1	54.8

Selling expenses	22.8	23.8

General and administrative and other	10.4	9.7

Operating income	19.9	21.3

Interest expense, net	(4.0)	(4.1)

Loss on extinguishment of debt	(3.5)	0.0

Other income/(expense), net	0.1	(1.0)

Income before income taxes	12.5	16.2

Income tax provision	4.8	5.8

Net income	7.7%	10.4%

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

	Consolidated		Domestic		International
	Three Months Ended
($ in millions)	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Retail	$104.7	$66.9	$67.5	$39.3	$37.2	$27.5

Direct	25.0	19.0	21.5	16.4	3.5	2.7

Healthcare	11.8	11.3	2.8	2.1	9.0	9.3

Third Party	11.6	7.9	1.1	0.8	10.5	7.0

	$153.1	$105.1	$92.9	$58.6	$60.2	$46.5

Domestic	$92.9	$58.6

International	60.2	46.5

	$153.1	$105.1

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Net Sales. Net sales for the three months ended March 31, 2004 were $153.1 million as compared to $105.1 million for the three months ended March 31, 2003, an increase of $48.0 million, or 45.7%. The increase in Net sales was attributable to growth in our Domestic Net sales to $92.9 million for the three months ended March 31, 2004 as compared to $58.6 million for the three months ended March 31, 2003, an increase of $34.3 million, or 58.5%, and an increase in our International Net sales to $60.2 million for the three months ended March 31, 2004 as compared to $46.5 million for the three months ended March 31, 2004, an increase of $13.7 million, or 29.5%. The growth in our Domestic Net sales was attributable primarily to an increase in Net sales in our Retail channel of $28.1 million and in the Direct channel of $5.1 million, and the growth in our International Net sales was attributable primarily to growth in the Retail channel of $9.7 million. During the first quarter of 2004, we introduced a new mattress in the US market, the Celebrity Mattress, which represented $4.1, or 6.0%, of Domestic net mattress sales across all channels for the three months ended March 31, 2004.

Cost of Sales. Cost of sales includes the cost of raw material purchases, manufacturing costs and distribution costs associated with the production and sale of products to our customers. The cost of delivering our products to customers is also included in Cost of sales. Cost of sales increased to $71.8 million for the three months ended March 31, 2004 as compared to $47.5 million for the three months ended March 31, 2003, an increase of $24.3 million, or 51.2%. The Cost of sales as a percentage of Net sales for the three months ended March 31, 2004 and March 31, 2003 was 46.9% and 45.2%, respectively. We generally experience higher margins on our pillows than on our mattresses and, accordingly, our Cost of sales as a percentage of our Net sales is affected by changes in our product sales mix. Our Domestic Cost of sales increased to $46.5 million for the three months ended March 31, 2004 as compared to $29.9 million for the three months ended March 31, 2003, an increase of $16.6 million, or 55.5%. Our International Cost of sales increased to $30.5 million for the three months ended March 31, 2004 as compared to $25.1 million for the three months ended March 31, 2003, an increase of $5.4 million, or 21.5%, excluding eliminations for sales from the International segment to the Domestic segment.

Selling Expenses. Selling expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, and sales force compensation and customer service. Selling expenses increased to $35.0 million for the three months ended March 31, 2004 as compared to $25.0 million for the three months ended March 31, 2003, an increase of $10.0 million, or 40.0%, but decreased as a percentage of Net sales to 22.8% during the three months ended March 31, 2004 from 23.8% for the three months ended March 31, 2003. The increase in the dollar amount of Selling expenses was due to additional spending on advertising, sales compensation and point of purchase materials. The decrease as a percentage of Net sales was primarily due to an increase in the Net sales of our Retail channel to $104.7 million for the three months ended March 31, 2004 as compared to $66.9 million for the three months ended March 31, 2003, an increase of $37.8 million or 56.5%. Our Retail channel has lower Selling expenses than our other channels on a combined basis and, accordingly, our Selling expenses as a percentage of our Net sales are affected by the level of our retail sales as a percentage of our Net sales.

General and Administrative and Other. General and administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new product developments. General and administrative and other expenses increased to $15.8 million for the three months ended March 31, 2004 as compared to $10.2 million for the three months ended March 31, 2003, an increase of $5.6 million, or 54.9%. The increase was due to additional spending on corporate overhead expenses, including information technology and professional services. We believe that a significant portion of this increase is attributable to implementation costs in 2004 to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Certain stock options granted during the year prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. We recorded $1.5 million of compensation expense included in General and administrative expenses for the three months ended March 31, 2004.

Loss on Extinguishment of Debt. On January 23, 2004, we redeemed an aggregate principal amount of $52.5 million of the outstanding 10 1/4% Senior Subordinated Notes due 2010 issued by the Company’s subsidiaries Tempur-Pedic, Inc. and Tempur Production USA, Inc. The redemption price was 110.25% of the principal amount plus accrued interest, and the redemption was funded with a portion of the net proceeds of the initial public offering of the Company. We reflected the $5.4 million redemption premium as a Loss on extinguishment of debt as a component of other income (expense), net for the three months ended March 31, 2004.

Interest Expense, Net. Interest expense, net includes the interest costs associated with our debt facilities and the amortization of deferred financing costs related to those facilities. Interest expense, net increased to $6.1 million for the three months ended March 31, 2004 as compared to $4.3 million for the three months ended March 31, 2003, an increase of $1.8 million. This increase was due to higher average debt levels and the incurrence of additional debt from the recapitalization in August 2003. In 2003, we entered into an interest rate cap agreement that effectively capped $60.0 million of our floating-rate debt at an interest rate of 5% plus applicable margin through March 2006. We are required under our existing credit agreements to hedge at least $60.0 million of our floating rate senior term debt.

Income Tax Provision. Our effective tax rate for the three months ended March 31, 2004 was approximately 38.5% as compared to 36.2% for the three months ended March 31, 2003. The increase in our effective tax rate for the three months ended March 31, 2004 was due to an increase in non-deductible compensation expense associated with certain options granted prior to the initial public offering, state income taxes and subpart F type income along with reductions in the foreign tax rate differential and reductions in the amount of valuation allowances recorded against foreign net operating losses.

Liquidity and Capital Resources

Liquidity

At March 31, 2004, we had working capital of $62.0 million including cash and cash equivalents of $11.6 million as compared to working capital of $55.0 million including $14.2 million in Cash and cash equivalents as of December 31, 2003. The $7.0 million increase in working capital was driven primarily by an increase in accounts receivable and Prepaid expenses and other current assets partially offset by an increase in accounts payable.

Our principal sources of funds are cash flows from operations and borrowings under our US and European revolving credit facilities. Our principal uses of funds consist of capital expenditures, payments of principal, and interest on our outstanding debt facilities. Capital expenditures totaled $5.1 million for three months ended March 31, 2004 and $3.6 million for the three months ended March 31, 2003. We currently expect 2004 capital expenditures to be approximately $28.0 million, including approximately $16.0 million associated with the expansion of our European manufacturing facility, and incurred approximately $0.8 million during the three months ended March 31, 2004 associated with the expansion of our US manufacturing facility.

Effective with the Company’s initial public offering on December 18, 2003, the authorized shares of capital stock were increased to 300 million shares of common stock and 10 million shares of preferred stock. All outstanding shares of the Company’s Series A convertible preferred stock, Class A common stock, Class B-1 common stock and Class B-1 common stock warrants were converted to Tempur-Pedic International common stock on a one-for-one basis. The Company raised $87.5 million from the initial public offering of 6,250,000 shares of common stock at a price to the public of $14.00 per share, all of which shares were issued and sold by the Company.

The Company received net proceeds, after deducting underwriting discounts and commissions, of $79.0 million, of which $18.7 million was used to pay down the Senior Term A loan in December 2003, and $60.3 million was invested in short-term, investment-grade, interest-bearing instruments. During January 2004, we used the remaining proceeds to repay $52.5 million of Senior Subordinated Notes. In conjunction with the repayment of the Senior Subordinated Notes, we reflected the $5.4 million redemption premium as a Loss on extinguishment of debt included in Other income (expense), net in the three months ended March 31, 2004. Total offering expenses were approximately $8.6 million, including underwriters’ discount.

At March 31, 2004, we had approximately $30.8 million available under our United States and European revolving credit facilities.

Our cash flow from operations increased to $7.7 million for the three months ended March 31, 2004 as compared to $4.5 million for the three months ended March 31, 2003, an increase of $3.2 million, or 71.1%. This increase in operating cash flows was primarily the result of increased net income.

Net cash used in investing activities increased to $5.0 million for the three months ended March 31, 2004 as compared to $3.3 million for the three months ended March 31, 2003, an increase of $1.7 million or 51.5%. Investing activities in the three months ended March 31, 2004 consisted primarily of our expansion of the Denmark manufacturing facility.

Cash flow used by financing activities decreased to $5.4 million for the three months ended March 31, 2004 as compared to $8.5 million for the three months ended March 31, 2003, a decrease of $3.1 million or 36.5%. This decrease is due primarily to the repayment of our long-term debt and revolving credit facility.

Impact of Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. On October 10, 2003, the FASB issued Staff Position (FSP) FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” (the FSP). The FSP defers the effective date of FIN 46 for VIEs created or acquired prior to February 1, 2003 until the end of fiscal periods ending after December 15, 2003. The Company adopted the provision of FIN 46 effective on March 31, 2004 and its adoption did not have an impact on our consolidated financial statements.

Risk Factors

The following risk factors and other information included in this report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be impaired.

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

Many of our competitors have greater financial, marketing and manufacturing resources and better brand name recognition than our brand, and sell their products through broader and more established distribution channels. In addition, we believe that a number of companies now offer foam mattress products similar to our visco-elastic foam mattresses and pillows. These competitors or other mattress manufacturers may aggressively pursue the visco-elastic foam mattress market. Any such competition by established manufacturers or new entrants into the market could impair our business, financial condition and operating results by causing our products to lose market share. In addition, should any of our competitors reduce prices on premium mattress products, we may be required to implement price reductions in order to remain competitive, which could significantly impair our liquidity and profitability. The pillow industry is characterized by a large number of competitors, none of which is dominant, but many of which have greater resources than us and greater brand name recognition for their products than us.

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

Part of our domestic marketing and advertising strategy in certain domestic channels focuses on providing a 90-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the three months ended March 31, 2004, in the United States we had approximately $8.5 million in returns for a return rate of approximately 9.1% of our net sales in the United States. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited 20-year warranty on mattresses sold in the United States and a limited 15-year warranty on mattresses sold outside of the United States. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing. If our warranty reserves are not adequate to cover future warranty claims, their inadequacy could reduce our liquidity and profitability if our warranty costs exceed our reserves.

We may face exposure to product liability, which could reduce our liquidity and profitability and reduce consumer confidence in our products.

We face an inherent business risk of exposure to product liability claims if the use of any of our products results in personal injury or property damage. In the event that any of our products prove to be defective, we may be required to recall or redesign those products. We maintain insurance against product liability claims, but such coverage may not continue to be available on terms acceptable to us or be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage could impair our liquidity and profitability, and any claim or product recall that results in significant adverse publicity against us, could result in consumers purchasing fewer of our products, which would also reduce our liquidity and profitability.

Regulatory requirements may require costly expenditures and expose us to liability.

Our products and our marketing and advertising programs are and will continue to be subject to regulation in the United States by various federal, state and local regulatory authorities, including the Federal Trade Commission and the U.S. Food and Drug Administration. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products. Compliance with anticipated changes in fire resistance laws may be costly and could impair the performance of our products. The U.S. Consumer Product Safety Commission and various state regulatory agencies are considering new rules relating to fire retardancy standards for the mattress and pillow industry. The State of California plans to adopt new fire retardancy standards effective in 2005, that have yet to be fully defined. Such new rules may increase our costs and impair our manufacturing processes. We are developing product solutions that should allow us to meet the new standards. Because the new standards have not been finally determined, however, our solutions may prove inadequate in enabling us to meet the new standards. We expect that any required product modifications will add cost to our product. Many foreign jurisdictions also regulate fire retardancy standards, and changes to these standards and changes in our products that require compliance with additional standards would raise similar risks.

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

Allegations of the possibility of price fixing in the mattress industry could increase our costs or otherwise impair our operations.

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

We currently conduct international operations in 15 countries directly and in 39 additional countries through distributors, and we may pursue additional international opportunities. We generated approximately 39.3% of our net sales from non-U.S. operations during the three months ended March 31, 2004, and international suppliers provided a significant portion of our manufacturing material during this period. Our international operations are subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, the potential unavailability of intellectual property protection and labor issues.

Because we depend on our significant customers, a decrease or interruption in their business with us would reduce our sales and profitability.

Our top five customers, collectively, accounted for 12.9% of our net sales for the three months ended March 31, 2004. During this period, our largest customer, Brookstone Company, Inc., accounted for 5.9% of our net sales. Many of our customer arrangements, including the one with Brookstone, are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could reduce our liquidity and profitability.

In the future, retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell our products to them on favorable terms, if at all. Our loss of significant customers would impair our sales and profitability and impair our business, financial condition and results of operations.

We are subject to the possible loss of our third party distributor arrangements and disruption in product distribution in markets outside the range of our wholly-owned subsidiaries, which would reduce our sales and profitability.

We have third party distributor arrangements in the Asia/Pacific, Middle East, Eastern Europe, Central and South America, Canada and Mexico markets that are currently outside the range of our wholly-owned subsidiaries. Most of these arrangements provide for exclusive rights for such distributors in a designated territory. If our third party distributors cease distributing our products, sales of our products may decrease because we may not be able to find replacement third party distributors or negotiate arrangements with such replacement third party distributors that are as favorable to us. In addition, under the laws of the applicable countries, we may have difficulty terminating these third party distributor arrangements if we choose to do so.

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

We rely on trade secrets to protect the design, technology and function of our visco-elastic foam and our products. To date, we have not sought United States or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing visco-elastic foam and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on other aspects of our products. However, the principal product formula and manufacturing processes for our visco-elastic foam and our products are not patented. We own eight United States patents, and we have eleven United States patent applications pending. Further, we own approximately thirty-three foreign patents, and we have approximately fourteen foreign patent applications pending. In addition, we hold approximately ninety-two trademark registrations worldwide. We own United States and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

Although our trademarks are currently registered in the United States and registered or pending in approximately thirty foreign countries, they could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against it. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. In addition, if we incur significant costs defending our trademarks that could also decrease our liquidity and profitability. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. Furthermore, our patents may not provide meaningful protection and patents may never be issued for our pending patent applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

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

The major raw materials that we purchase for production are polyol, an industrial commodity based on petroleum, and proprietary additives. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Our financial condition or results of operations may be impaired by increases in raw material costs to the extent we are unable to pass those higher costs to our customers.

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

We are subject to fluctuations in exchange rates, which could increase the costs of our products and reduce our ability to sell our products in foreign markets.

Approximately 39% of our net sales were received or denominated in foreign currency for the three months ended March 31, 2004. As a result, we are exposed to foreign currency exchange rate risk, primarily with respect to changes in value of certain foreign currency denominated assets and liabilities of our Denmark manufacturing operations. Although we have in the past entered into hedging transactions to manage this risk and expect that we will continue to do so in the future, the hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “—Foreign Currency Exposures” in Item 3.

For the purposes of financial reporting, any change in the value of foreign currency against the United States Dollar during a given financial reporting period would result in a foreign exchange gain or loss on the translation of any United States Dollar-denominated debt into such foreign currency. We do not enter into hedging transactions to hedge this risk. Consequently, our reported earnings and financial position debt could fluctuate materially as a result of foreign exchange gains or losses. See “—Foreign Currency Exposures” in Item 3.

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

If we are unable to expand our manufacturing capacity on a timely basis, we may not be able to meet the anticipated demand for our products, and if the cost of building these expansions exceeds our estimates, it may have a material adverse affect on our liquidity. In March 2003, we began construction on an addition to our United States manufacturing facility. Total capital expenditures related to this expansion were $17.9 million for 2003, with an additional $0.8 million during the first quarter of 2004. Additionally, we began construction on an expansion of mattress production capacity in our Denmark manufacturing facility in the first quarter of 2004. Total capital expenditures related to this expansion were $2.4 million for 2003 and we expect total capital expenditures related to that expansion to be approximately $16.0 million in 2004. In May 2003, we engaged a site selection firm to assist us in selecting a location for our third manufacturing facility, which will be located in Albuquerque, New Mexico. If our expansion is delayed, we may not have the manufacturing capacity necessary to meet anticipated future demand for our products. In addition, if our capital expenditures exceed our estimates, our liquidity and profitability could be impaired.

A deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of March 31, 2004, we had approximately 1,045 full-time employees, with approximately 446 in the United States, 253 in Denmark and 346 in the rest of the world. The employees in Denmark are under a government labor union contract but those in the United States are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

The loss of the services of any members of our senior management team could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

We depend on the continued services of our senior management team. The loss of such key personnel could reduce our ability to execute our business strategy and on our financial condition and results of operations. We do not maintain key-person insurance for members of our senior management team other than Robert B. Trussell, Jr. We may have difficulty replacing members of our senior management team who leave and, therefore, the loss of the services of any of these individuals could harm our business.

Our leverage limits our flexibility and increases our risk of default.

As of March 31, 2004, the book value of our long-term debt was $309.8 million. In addition, as of March 31, 2004, our stockholders’ equity was $134.5 million. Our high degree of leverage could have important consequences to our investors, such as:

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete and increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain in the future additional financing we may need to fund future working capital expenditures, product development, acquisitions or other corporate requirements;

•	requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, which will reduce the availability of cash flow to fund working capital, capital expenditures, product development, acquisitions and other corporate requirements; and

•	placing us at a competitive disadvantage compared to competitors who are less leveraged and have greater financial and other resources.

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

Our ability to meet our debt obligations and to reduce our indebtedness will depend on our future performance, which depends partly on general economic conditions and financial, business, political and other factors that are beyond our control. We may not be able to continue to generate cash flow from operations at or above current levels and meet our cash interest payments on all of our debt and other liquidity needs. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on the senior subordinated notes or our other debt, we may have to sell assets, seek additional capital or restructure or refinance our debt. We may not be able to pay or refinance our debt on acceptable terms or at all. Our ability to refinance all or a portion of our debt or to obtain additional financing is substantially limited under the terms of the indenture governing the senior subordinated notes and the amended senior credit facilities. Under the terms of our debt instruments, Tempur-Pedic International and its subsidiaries may be able to incur substantial additional indebtedness in the future, which would exacerbate the risks associated with our substantial leverage.

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

We are subject to interest rate risk in connection with our issuance of variable rate debt under our amended senior credit facilities. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on the unhedged portion of our floating rate indebtedness would increase by $2.0 million for each 1% increase in interest rates. See “—Interest Rate Risk” in Item 3.

There may not be an active, liquid trading market for the Company’s common stock.

The Company completed an initial public offering of its common stock on December 23, 2003. If an active, liquid trading market for its common stock does not develop or is not maintained, holders of the Company’s common stock may not be able to sell their shares quickly or at the market price. The initial public offering price of the Company’s common stock was determined by negotiation between the Company and representatives of the underwriters based upon a number of factors and may not be indicative of prices that will prevail now that Tempur-Pedic International is a public company. The market price of the Company’s common stock may decline, and holders of the Company’s common stock may not be able to resell their shares at or above the initial offering price.

The Company’s stock price will likely be volatile, our stockholders’ investment could decline in value, and we may incur significant costs from class action litigation.

The trading price of the Company’s common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

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

In addition, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to operating performance. These broad market factors may seriously harm the market price of the Company’s common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in potential liabilities, substantial costs, and the diversion of our management’s attention and resources, regardless of the outcome.

Future sales of the Company’s common stock may depress its stock price.

The market price of the Company’s common stock could decline as a result of sales of substantial amounts of its common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 31, 2004, there were 97,413,606 shares of the Company’s common stock outstanding. All of the 21,562,500 shares of the Company’s common stock sold in the initial public offering described above are freely transferable without restriction or further registration under the Securities Act of 1933, except for those shares of the Company’s common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties.

Although substantially all of the Company’s stockholders agreed with the underwriters to be bound by a 180-day lock-up agreement that prohibits these holders from selling or transferring their stock, except in limited circumstances, before June 15, 2004, the underwriters, at their discretion, can waive the restrictions of the lock-up agreement at an earlier time without prior notice or announcement and allow these stockholders to sell their shares of the Company’s common stock. If the restrictions of the lock-up agreement are waived, shares of the Company’s common stock will be available for sale into the market, subject only to applicable securities rules and regulations, which would likely reduce the market price for shares of the Company’s common stock.

In addition, on December 24, 2003, the Company registered up to 14,982,532 shares of its common stock reserved for issuance upon the exercise of options granted or reserved for grant under its 2002 Stock Option Plan, its 2003 Equity Incentive Plan and its 2003 Employee Stock Purchase Plan on a registration statement on Form S-8. Stockholders can sell these shares in the public market upon issuance, subject to restrictions under the securities laws and any applicable lock-up agreements.

The Company’s current principal stockholders own a large percentage of its common stock and could limit other stockholders from influencing corporate decisions.

As of March 31, 2004, our executive officers, directors, current principal stockholders, and their respective affiliates beneficially own, in the aggregate, approximately 70.2% of the Company’s outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to control substantially all matters requiring approval by the Company’s stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which other stockholders may not agree or that may not be in the best interest of other stockholders.

Provisions of Delaware law and our charter documents could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our investors.

Provisions of Delaware law and our certificate of incorporation and by-laws could hamper a third party’s acquisition of us, or discourage a third party from attempting to acquire control of us. Our investors may not have the opportunity to participate in these transactions. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

These provisions include:

•	our ability to issue preferred stock with rights senior to those of the common stock without any further vote or action by the holders of the Company’s common stock;

•	the requirements that the Company’s stockholders provide advance notice when nominating our directors; and

•	the inability of the Company’s stockholders to convene a stockholders’ meeting without the chairperson of the board, the president, or a majority of the board of directors first calling the meeting.

We do not anticipate paying dividends on our capital stock in the foreseeable future.

In August 2003, in connection with the recapitalization described above, we paid approximately $160.0 million to our equityholders as a return of capital and we do not anticipate paying any dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of the instruments governing our existing debt and any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of the Company’s common stock will be investors’ sole source of gain for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. A sensitivity analysis indicates that if the exchange rate of the United States Dollar to foreign currency at March 31, 2004 increased by 10%, we would incur losses of approximately $0.7 million on foreign currency forward contracts outstanding at March 31, 2004. Such losses would be largely offset by gains from the revaluation or settlement of the underlying positions economically hedged. This calculation assumes that each exchange rate would change in the same direction relative to the United States Dollar.

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

Interest Rate Risk

We are exposed to changes in interest rates. All of our indebtedness under our amended senior credit facilities is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On March 31, 2004, we had variable rate debt of approximately $210.2 million. Holding other variables constant including levels of indebtedness, a one hundred basis point increase in interest rates on our variable rate debt would have an estimated impact on income before income taxes for the next year of approximately $2.0 million. We are required under the terms of our existing senior credit facilities, and we are required under the terms of our amended senior credit facilities, to have at least $60.0 million of our total indebtedness subject to either a fixed interest rate or interest rate protection for a period of not less than three years within 60 days from the date of the closing of the recapitalization.

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

The fair value carrying amount of these instruments was $(0.6) million at March 31, 2004 and $0.7 million at December 31, 2003, which is recorded as follows:

	March 31, 2004	December 31, 2003
($ in millions)

Foreign exchange receivable	$—	$0.5

Foreign exchange payable	(0.7)	—

Interest rate caps	0.1	0.2

Total	$(0.6)	$0.7

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as defined in the rules promulgated under the Securities and Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, financial condition, liquidity or operating results.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Items 2(a) through (e) are not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a) Not applicable

(b) Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1		Stock Option Agreement dated March 12, 2004 between Tempur-Pedic International Inc. and Nancy F. Koehn.

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b) During the fiscal quarter ended March 31, 2004, we filed the following Current Reports on Form 8-K:

•	Form 8-K dated January 26, 2004 (Items 7 and 9) furnishing a press release announcing the closing of the previously announced partial redemption of senior subordinated notes by Tempur-Pedic, Inc. and Tempur Production USA, Inc.

•	Form 8-K dated February 12, 2004 (Items 9 and 12) furnishing a press release announcing our financial results for the fourth quarter and year ended December 31, 2003.

•	Form 8-K dated March 1, 2004 (Items 9 and 12) furnishing a press release announcing the filing of an amendment to our S-4 Registration Statement (File No. 333-109054) that included audited financial statements for the year ended December 31, 2003.

•	Form 8-K dated April 1, 2004 (Items 7 and 9) furnishing a press release clarifying statements regarding compliance with certain credit facility covenants.

•	Form 8-K dated April 22, 2004 (Items 5, 9 and 12) furnishing a press release announcing our financial results for the quarter ended March 31, 2004 and filing certain information contained therein under the heading “Quarterly Financial Data” relating to the effect of stock-based compensation and loss on debt extinguishment for each of the fiscal quarters in 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: May 14, 2004	By:	/s/ DALE E. WILLIAMS Dale E. Williams Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)