Form 10-Q
period 2004-06-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2004-08-13
CIK 1206264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-31922

TEMPUR-PEDIC INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1022198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2004 was 97,720,046 shares.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	June 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$25,083	$14,230
Accounts receivable, net	75,177	60,309
Inventories	54,783	58,276
Prepaid expenses and other current assets	9,575	6,937
Deferred income taxes	5,768	5,692

Total current assets	170,386	145,444
Property, plant and equipment, net	116,978	114,741
Goodwill	208,856	208,546
Other intangible assets, net	77,993	80,000
Restricted cash	—	60,243
Deferred financing and other non-current assets, net	11,256	11,375

Total assets	$585,469	$620,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,532	$25,886
Accrued expenses and other	53,915	54,078
Current portion of long-term debt	11,769	10,496

Total current liabilities	89,216	90,460
Long-term debt	299,748	366,026
Deferred income taxes	41,531	39,049
Other non-current liabilities	2,025	2,105

Total liabilities	432,520	497,640
Commitments and contingencies (see notes)
Stockholders’ Equity:
Common stock, $.01 par value, 300,000,000 shares authorized on June 30, 2004 and December 31, 2003; 97,675,555 and 97,317,669 shares issued and outstanding on June 30, 2004 and December 31, 2003, respectively	977	973
Additional paid in capital	250,587	249,946
Deferred stock compensation, net of amortization of $7,210 and $4,221 as of June 30, 2004 and December 31, 2003, respectively	(5,946)	(8,935)
Retained deficit	(98,875)	(127,630)
Accumulated other comprehensive income	6,206	8,355

Total stockholders’ equity	152,949	122,709

Total liabilities and stockholders’ equity	$585,469	$620,349

The accompanying notes to Condensed Consolidated Financial statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2004 (Unaudited)	June 30, 2003 (Unaudited)	June 30, 2004 (Unaudited)	June 30, 2003 (Unaudited)
Net sales	$151,600	$113,675	$304,723	$218,804
Cost of sales	70,787	51,140	142,571	98,635

Gross profit	80,813	62,535	162,152	120,169
Selling expenses	31,653	23,994	66,608	49,070
General and administrative expenses	15,929	11,302	31,291	21,203
Research and development expenses	242	138	730	414

Operating income	32,989	27,101	63,523	49,482
Other income (expense), net:
Interest expense, net	(5,551)	(3,800)	(11,645)	(8,159)
Loss on extinguishment of debt	—	—	(5,381)	—
Other income (expense), net	116	455	196	(507)

Total other expense	(5,435)	(3,345)	(16,830)	(8,666)
Income before income taxes	27,554	23,756	46,693	40,816
Income tax provision	10,608	8,976	17,977	15,151

Net income	$16,946	$14,780	$28,716	$25,665

Basic earnings per share	$0.17	$1.89	$0.29	$3.28

Diluted earnings per share	$0.16	$0.16	$0.28	$0.27

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands except share and per share amounts)

	Six Months Ended
	June 30, 2004 (Unaudited)	June 30, 2003 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,716	$25,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,976	9,740
Amortization of deferred financing costs	1,207	1,198
Amortization of original issue discount	—	326
Stock based compensation amortization	2,990	163
Allowance for doubtful accounts	1,871	1,466
Deferred income taxes	2,290	(522)
Foreign currency adjustments	(338)	(3,322)
Loss (gain) on sale of equipment	349	(206)
Changes in operating assets and liabilities:
Accounts receivable	(17,571)	(5,520)
Inventories	2,923	(16,208)
Prepaid expenses and other current assets	(3,051)	(1,383)
Accounts payable	(1,783)	4,234
Accrued expenses and other	1,122	7,328

Net cash provided by operating activities	29,701	22,959
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,796)	(6,744)
Proceeds from sale of equipment	64	656

Net cash used by investing activities	(13,732)	(6,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	20,512	2,215
Repayments of revolving credit facility	(26,670)	(19,000)
Repayments of term loans	(58,041)	(5,149)
Repayments of other long term debt	(159)	(15)
Payments of deferred financing costs	(1,083)	—
Cash held in trust for repayment of Senior Subordinated Notes	60,243	—
Proceeds from issuance of common stock	525	—

Net cash used by financing activities	(4,673)	(21,949)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(443)	408

Increase (decrease) in cash and cash equivalents	10,853	(4,670)
CASH AND CASH EQUIVALENTS, beginning of period	14,230	12,654

CASH AND CASH EQUIVALENTS, end of period	$25,083	$7,984

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business—Tempur-Pedic International Inc. and subsidiaries (Tempur-Pedic International or the Company) is a US-based multinational corporation incorporated in Delaware. The Company manufactures, markets, and sells advanced visco-elastic foam products including pillows, mattresses and other related products. The Company manufactures essentially all of its products in Europe and in the United States. The Company has sales and distribution companies operating in the US, Europe and Asia Pacific. In addition, the Company has third party distributor arrangements in certain other countries where it does not have distribution companies. Currently, the Company sells its products in 60 countries and extends credit based on the creditworthiness of its customers.

The accompanying financial statements, prepared in accordance with the instructions to Form 10-Q and article 10 of Regulation S-X, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles in the United States for complete financial statements. Accordingly, these accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2003 included in the Company’s Form 10-K.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. All necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

On August 15, 2003, Tempur-Pedic, Inc. and Tempur Production USA, Inc. (Issuers) issued $150,000 aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2010 (Senior Subordinated Notes). The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International, and certain other subsidiaries of Tempur-Pedic International. On January 23, 2004, the Issuers redeemed an aggregate principal amount of $52,500 of outstanding Senior Subordinated Notes. The redemption price was 110.25% of the principal amount plus accrued interest, and the redemption was funded with a portion of the net proceeds from the initial public offering of the Company. The Company reflected the $5,381 redemption premium as a Loss on extinguishment of debt included in Other income (expense), net in the six months ended June 30, 2004.

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

(e) Foreign Currency Translation—Assets and liabilities of non-United States subsidiaries, whose functional currency is the local currency, are translated at period-end exchange rates. Income and expense items are translated at the weighted average rates of exchange prevailing during the period. The adjustment resulting from translating the financial statements of such foreign subsidiaries is included in Accumulated other comprehensive income, a component of Stockholders’ equity. Foreign currency transaction gains and losses are reported in results of operations.

(f) Financial Instruments and Hedging—Derivative financial instruments are used within the normal course of business principally to manage foreign currency exchange rate risk. These instruments are generally short term in nature and are subject to fluctuations in foreign exchange rates and credit risk. Credit risk is managed through the selection of sound financial institutions as counterparties. The changes in fair market value of foreign exchange derivatives are recognized currently in Other comprehensive income.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

(g) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consisted of the following:

	June 30, 2004	December 31, 2003
Finished goods	$35,238	$35,531
Work-in-process	5,488	6,555
Raw materials and supplies	14,057	16,190

	$54,783	$58,276

(h) Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Long-lived assets reflected in our Condensed Consolidated Balance Sheets consist of property, plant and equipment. Impairment of long-lived assets is governed by Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

(i) Goodwill and Other Intangible Assets—The Company follows SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company performs an annual impairment test on all existing Goodwill and unamortized indefinite life intangible assets in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2003 to all existing Goodwill and unamortized indefinite life intangible assets and no impairment existed as of December 31, 2003. If facts and circumstances lead the Company’s management to believe that one of its assets may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future net undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write down that carrying amount to fair value to the extent necessary.

The following table summarizes information relating to the Company’s Other intangible assets:

	Useful Lives (years)	June 30, 2004			December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$2,667	$13,333	$16,000	$1,867	$14,133
Patents	5	5,048	1,668	3,380	5,000	1,167	3,833
Customer database	5	4,200	1,400	2,800	4,200	980	3,220
Foam formula	10	3,700	617	3,083	3,700	432	3,268
Non-competition agreements and other	1.5 - 5	2,231	1,834	397	2,044	1,498	546

Total		$86,179	$8,186	$77,993	$85,944	$5,944	$80,000

Amortization expense relating to intangible assets for Tempur-Pedic International was $975 and $1,270 for the three months ended June 30, 2004 and June 30, 2003, respectively. For the six months ended June 30, 2004 and June 30, 2003, amortization expense relating to intangible assets was $2,242 and $2,542, respectively.

The changes in the carrying amount of Goodwill for the six months ended June 30, 2004 are as follows:

Balance as of December 31, 2003	$208,546
Foreign currency translation adjustments	(62)
Other purchase accounting adjustments	372

Balance as of June 30, 2004	$208,856

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

In addition, Goodwill as of June 30, 2004 has been allocated to the Domestic and International segments as follows:

Domestic	$94,185
International	114,671

$208,856

(j) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales returns. Tempur-Pedic International allows product returns ranging from 90 to 120 days following a sale. Accrued sales returns are included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Tempur-Pedic International had the following activity for sales returns from December 31, 2003 to June 30, 2004:

Balance as of December 31, 2003	$5,456
Amounts accrued	18,858
Returns charged to accrual	(18,828)

Balance as of June 30, 2004	$5,486

(k) Warranties—The Company provides a 20-year warranty for US sales and a 15-year warranty for non-US sales on mattresses, each prorated for the last 10 years. In addition, a 2-year to 3-year warranty is provided on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Warranties are included in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

Tempur-Pedic International had the following activity for warranties from December 31, 2003 to June 30, 2004:

Balance as of December 31, 2003	$4,020
Amounts accrued	801
Warranties charged to accrual	(1,213)

Balance as of June 30, 2004	$3,608

(l) Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In accordance with SFAS 5, “Accounting for Contingencies”, the Company accrues for probable foreign and domestic tax obligations as required by facts and circumstances in the various regulatory environments.

At June 30, 2004, the Company had undistributed earnings of $63,050 from its foreign subsidiaries determined under US GAAP. In addition, the Company had undistributed earnings from periods ending prior to November 1, 2002 of $56,484 determined under US tax principles. No provisions have been made for US income taxes or foreign withholding taxes on these undistributed earnings as of June 30, 2004 as these earnings are considered indefinitely reinvested.

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

(m) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. No collateral is required on sales made in the normal course of business. Allowance for doubtful accounts was $5,155 and $4,193 as of June 30, 2004 and December 31, 2003, respectively. Deposits made by customers are recorded as a liability and recognized as a sale when product is shipped. Tempur-Pedic International had $2,570 and $4,639 of deferred revenue included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003, respectively.

Tempur-Pedic International reflects all amounts billed to customers for shipping in Net sales and the costs incurred from shipping product in Cost of sales. Amounts included in Net sales for shipping and handling were approximately $4,940 and $4,528 for the three months ended June 30, 2004 and June 30, 2003, respectively. Amounts included in Net sales for shipping and handling

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

were approximately $10,949 and $8,878 for the six months ended June 30, 2004 and June 30, 2003, respectively. Amounts included in Cost of sales for shipping and handling were approximately $13,524 and $10,888 for the three months ended June 30, 2004 and June 30, 2003, respectively. Amounts included in Cost of sales for shipping and handling were approximately $27,118 and $19,704 for the six months ended June 30, 2004 and June 30, 2003, respectively.

(n) Advertising Costs—Tempur-Pedic International expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response prepayments are deferred and are amortized over the length of the program, generally four months. Advertising costs charged to expense were approximately $10,847 and $7,077 for the three months ended June 30, 2004 and June 30, 2003, respectively. For the six months ended June 30, 2004 and June 30, 2003, advertising costs charged to expense were approximately $33,515 and $23,411, respectively. Deferred advertising costs are included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets, and were approximately $2,953 and $4,473 as of June 30, 2004 and December 31, 2003, respectively.

(o) Stock-Based Compensation—The Company has adopted SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123). In accordance with SFAS 123, the Company has elected to account for employee stock option issuances under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25 no compensation expense is recognized in the statements of income for stock granted to employees and non-employee directors, if the exercise price at least equals the fair value of the underlying stock on the date of grant.

Stock options are granted under various stock compensation programs to employees. For purposes of pro forma disclosures in accordance with SFAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting period.

Pro forma information in accordance with SFAS 123 for Tempur-Pedic International is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income as Reported	$16,946	$14,780	$28,716	$25,665
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,490	105	2,990	163
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,365)	(211)	(4,713)	(306)

Pro forma Net income	$16,071	$14,674	$26,993	$25,522

Earnings per share:
Basic as reported	$0.17	$1.89	$0.29	$3.28

Diluted as reported	$0.16	$0.16	$0.28	$0.27

Basic—Pro forma Net income	$0.16	$1.88	$0.28	$3.27

Diluted—Pro forma Net income	$0.16	$0.16	$0.26	$0.28

Certain options granted prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The unearned stock-based compensation will be amortized to compensation expense over the respective vesting term, based on “graded vesting” methodology. The Company has unearned stock-based compensation of $5,946 as of June 30, 2004, which has been reflected as a component of Stockholders’ Equity. The Company recorded $1,490 of compensation expense for the three months ended June 30, 2004, and $2,990 for the six months ended June 30, 2004. The future amortization of unearned stock-based compensation costs will be $2,181 for the remainder of 2004, $2,445 in 2005, $1,105 in 2006 and $214 in 2007.

(2) New Accounting Standard

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. On October 10, 2003, the FASB issued

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

Staff Position (FSP) FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” (the FSP). The FSP is a broad-based deferral of the effective date of FIN 46 for VIEs created or acquired prior to February 1, 2003. The Company adopted the provision of FIN 46 effective on March 31, 2004 and its adoption did not have an impact on the Condensed Consolidated Financial Statements.

(3) Supplemental Cash Flow Information

Cash payments for interest and income taxes were as follows for the three months and six months:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest	$2,196	$3,570	$12,431	$6,149
Income taxes, net of refunds	$4,583	$3,034	$14,190	$6,825

Non-cash investing and financing activities have been excluded from the Condensed Consolidated Statements of Cash Flows.

(4) Property, Plant and Equipment

Property and equipment, net consisted of the following:

	June 30, 2004	December 31, 2003
Land and buildings	$58,503	$50,722
Machinery and equipment	71,932	55,060
Construction in progress	12,134	26,431

	142,569	132,213
Total accumulated depreciation	(25,591)	(17,472)

	$116,978	$114,741

(5) Long-term Debt

(a) Senior Subordinated Notes—The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are guaranteed on an unsecured senior subordinated basis by the Company and certain of the Company’s subsidiaries. The Senior Subordinated Notes have no mandatory redemption or sinking fund requirements; however, they do provide for partial redemption at the Issuer’s option under certain circumstances prior to August 15, 2006 and full redemption at the Issuer’s option on or after August 15, 2007.

The Senior Subordinated Notes contain certain nonfinancial and financial covenants which include restrictions on: the declaration or payment of dividends and distributions; the purchase, redemption, acquisition or retirement of group equity interests; the payment, purchase, redemption, defeasance, acquisition or retirement of subordinated indebtedness; investments; the incurrence of indebtedness and issuance of preferred stock; the granting of liens; the making of loans and the transfer of properties and assets; mergers, consolidations or sale of assets; transactions with affiliates; the acquisition or creation of additional subsidiaries; and the sale and leaseback of assets. The Company was in compliance with all covenants as of June 30, 2004.

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

Borrowing availability under the US and European revolving credit facilities is subject to a US and European Borrowing Base, each as defined in the loan agreement for the Senior Credit Facility. At June 30, 2004, Tempur-Pedic International had unused availability under the Senior Credit Facility of approximately $26,509.

The aggregate amount of letters of credit outstanding under the US and European Facility was approximately $265 and $4,225 as of June 30, 2004, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

The Senior Credit Facility subjects Tempur-Pedic International Inc. and its subsidiaries to certain financial covenants, including: minimum interest coverage ratio; minimum fixed charge coverage ratio; maximum leverage ratio; maximum senior leverage ratio; and a limitation on capital expenditures, in each case as defined. The Company was in compliance with all covenants as of June 30, 2004.

(c) Long-term Debt—Long-term debt for Tempur-Pedic International consisted of the following:

	June 30, 2004	December 31, 2003
US Term Loan A payable to a lender, interest at the IBOR plus margin (4.38% and 4.40% at June 30, 2004 and December 31, 2003, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	$9,562	$10,158
US Term Loan B payable to a lender, interest at the IBOR plus margin (4.59% and 4.64% at June 30, 2004 and December 31, 2003, respectively), principal payments due quarterly through June 30, 2009	133,650	134,325
European Term Loan A (USD Denominated) payable to a lender, interest at IBOR plus margin (4.39% and 4.40% at June 30, 2004 and December 31, 2003, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	35,568	37,784
European Term Loan A (EUR Denominated) payable to a lender, interest at IBOR plus margin (5.30% and 5.40% at June 30, 2004 and December 31, 2003, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	24,245	26,750
European Long-Term Revolving Credit Facility payable to a lender, interest at IBOR and index Rate plus margin (4.44% at December 31, 2003), commitment through and due November 1, 2008	—	15,250
US Long-Term Revolving Credit Facility payable to a lender, interest at IBOR and index Rate plus margin (4.26% at June 30, 2004), commitment through and due November 1, 2008	9,000	—
US Senior Subordinated Notes payable to institutional investors, interest at 10.25%, due August 15, 2010	97,500	150,000
Mortgages payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest at 4.40% to 5.10%	1,992	2,255

	311,517	376,522
Less: Current portion	11,769	10,496

Long-term debt	$299,748	$366,026

(6) Stockholders’ Equity

(a) Stock Split—On December 23, 2003, the Company’s Board of Directors declared a 525-for-one stock split, in the form of a stock dividend.

(b) Initial Public Offering—Effective with the Company’s initial public offering on December 23, 2003, the authorized shares of capital stock were increased to 300 million shares of common stock and 10 million shares of preferred stock. Subject to preferences that may be applicable to any outstanding preferred stock of the Company, holders of the Company’s common stock are entitled to receive ratably such dividends as may be declared from time to time by the board of directors out of funds legally available for that purpose. In the event of liquidation, dissolution, or winding up, the holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock of the Company, if any, then outstanding.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

(7) Stock based Compensation

(a) Tempur-Pedic International 2003 Equity Incentive Plan—The 2003 Equity Incentive Plan (the Plan) is administered by the Compensation Committee of the Board of Directors, which has the exclusive authority, including the power to determine eligibility to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards and the acceleration or waiver of any vesting, and performance of forfeiture restriction. The Compensation Committee, however, does not have the authority to waive any performance restrictions for performance-based awards.

Any of the Company’s employees, non-employee directors, consultants and Company advisors, as determined by the Compensation Committee may be selected to participate in the Plan. The Plan provides for awards of stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards.

(b) Tempur-Pedic International 2003 Stock Purchase Plan—The 2003 Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase up to certain limits as defined in the 2003 Employee Stock Purchase Plan of the Company’s common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less. The Compensation Committee of the Board of Directors administers the ESPP. The Board of Directors may amend or terminate the ESPP. The ESPP complies with the requirements of Section 423 of the Internal Revenue Code. The Company may issue a maximum of 500,000 shares of its common stock under the ESPP.

(8) Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income	$16,946	$14,780	$28,716	$25,665
Other comprehensive income, net of tax:
Financial instruments accounted for as hedges	(10)	(188)	(104)	(335)
Foreign currency translation	2,273	1,552	(2,045)	2,153

Comprehensive income	$19,209	$16,144	$26,567	$27,483

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

(10) Income Taxes

The effective tax rate for Tempur-Pedic International for the three months and six months ended June 30, 2004 was 38.5%. Reconciling items between the federal statutory income tax rate of 35% and the effective tax rate include state income taxes, differences in US statutory rates and foreign tax rates, compensation expense associated with certain options granted prior to the initial public offering, and certain other permanent differences.

(11) Major Customers

Five customers accounted for approximately 13% and 22% of Tempur-Pedic International Net sales for the three months ended June 30, 2004 and June 30, 2003, respectively. These same customers also accounted for approximately 12% and 18% of accounts receivable as of June 30, 2004 and June 30, 2003, respectively. Five customers accounted for approximately 13% and 24% of Tempur-Pedic International’s Net sales for the six months ended June 30, 2004 and June 30, 2003, respectively. The loss of one or more of these customers could have a material adverse effect on the Company.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

(12) Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Numerator:
Net income	$16,946	$14,780	$28,716	$25,665
Denominator:
Denominator for basic earnings per share—weighted average shares	97,628,376	7,814,415	97,519,024	7,814,415
Effect of dilutive securities:
Employee stock options	5,490,979	4,556,653	5,490,614	4,260,743
Warrants	—	4,458,306	—	4,458,305
Convertible preferred stock	—	76,893,416	—	76,893,416

Dilutive potential common shares	5,490,979	85,908,375	5,490,614	85,612,464
Denominator for diluted earnings per share—adjusted weighted average shares	103,119,355	93,722,790	103,009,638	93,426,879
Basic earnings per share	$0.17	$1.89	$0.29	$3.28

Diluted earnings per share	$0.16	$0.16	$0.28	$0.27

(13) Business Segment Information

Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available and is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and assessing performance. The Company operates in two business segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Domestic segment consists of the United States manufacturing facility, whose customers include the United States distribution subsidiary and certain North American third party distributors. The International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the Domestic segment. The Company evaluates segment performance based on Net sales and Operating income.

The following table summarizes segment information:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues from external customers:
Corporate	$—	$—	$—	$—
Domestic	91,739	65,642	184,697	124,230
International	59,861	48,033	120,026	94,574

	$151,600	$113,675	$304,723	$218,804

Inter-Segment sales:
Corporate	$—	$—	$—	$—
Domestic	—	—	—	—
International	(3,116)	(14,731)	(8,372)	(22,148)
Intercompany eliminations	3,116	14,731	8,372	22,148

	$—	$—	$—	$—

Operating income/(loss):
Corporate	$(4,396)	$(1,788)	$(8,647)	$(3,203)
Domestic	21,670	15,656	41,360	26,364
International	15,715	13,233	30,810	26,321

	$32,989	$27,101	$63,523	$49,482

Depreciation and amortization (excluding stock-based compensation amortization):
Corporate	$133	$450	$510	$870
Domestic	2,538	1,681	4,497	3,325
International	2,910	2,896	5,969	5,545

	$5,581	$5,027	$10,976	$9,740

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

The following table sets forth net sales by significant product group:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Mattresses	$93,175	$61,823	$186,355	$118,658
Pillows	32,394	32,505	67,246	64,543
All other	26,031	19,347	51,122	35,603

	$151,600	$113,675	$304,723	$218,804

The Domestic segment purchases certain products produced by the Danish manufacturing facility included in the International segment and sell those products to Domestic segment customers. The profits from these sales, amounting to $752 and $4,107 for the three months ended June 30, 2004 and June 30, 2003, respectively, and $1,799 and $6,023 for the six months ended June 30, 2004 and June 30, 2003, respectively, are allocated to Operating income in the Domestic segment. Although these transactions are reported in the Domestic segment, the profit from these sales remain in the International segment for local statutory reporting purposes.

(14) Condensed Consolidating Financial Information

On August 15, 2003, the Issuers issued $150,000 aggregate principal amount of Senior Subordinated Notes. The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International, and two intermediate parent corporations (referred to as the Combined Guarantor Parents) and all of Tempur-Pedic International’s current and future domestic subsidiaries (referred to collectively as the Combined Guarantor Subsidiaries), other than the Issuers. The Issuers and subsidiary guarantors are indirectly 100% owned subsidiaries of the Combined Guarantor Parents and the subsidiary guarantors are 100% owned subsidiaries of the Issuers. The foreign subsidiaries (referred to as Combined Non-Guarantor Subsidiaries) represent the foreign operations of the Company and do not guarantee this debt. The following financial information presents condensed consolidating balance sheets for June 30, 2004 and December 31, 2003 and condensed consolidating statements of income for the three and six months ended June 30, 2004 and June 30, 2003 and statements of cash flows for the six months ended June 30, 2004 and June 30, 2003 for the Combined Guarantor Parents, Issuers and their Subsidiary Guarantors and Combined Non-Guarantor Subsidiaries. During the three months ended June 30, 2004 one of the Issuers established a new legal entity (Tempur-Pedic Retail, Inc.). Accordingly, Tempur-Pedic Retail, Inc. has been reflected as a Combined Guarantor Subsidiary.

Condensed Consolidating Balance Sheet

As of June 30, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$1,400	$80,254	$3,185	$39,326	$125,183	$(78,962)	$170,386
Property, plant and equipment, net	—	52,479	671	6,690	57,138	—	116,978
Other noncurrent assets	140,542	286,418	275,779	409	144,686	(549,729)	298,105

Total assets	141,942	419,151	279,635	46,425	327,007	(628,691)	585,469

Current liabilities	(1,619)	(3,533)	40,011	87,557	45,763	(78,963)	89,216
Noncurrent liabilities	32,000	493,603	170,721	102	203,569	(556,691)	343,304
Equity (deficit)	111,561	(70,919)	68,903	(41,234)	77,675	6,963	152,949

Total liabilities and equity (deficit)	$141,942	$419,151	$279,635	$46,425	$327,007	$(628,691)	$585,469

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

Condensed Consolidating Balance Sheet

As of December 31, 2003

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$4,884	$96,480	$11,793	$5,483	$121,599	$(94,795)	$145,444
Property, plant and equipment, net	—	52,340	336	3,523	58,542	—	114,741
Other noncurrent assets	100,397	319,580	214,608	—	166,015	(440,436)	360,164

Total assets	105,281	468,400	226,737	9,006	346,156	(535,231)	620,349

Current liabilities	1,874	49,491	42,846	49,727	41,317	(94,795)	90,460
Noncurrent liabilities	32,000	463,217	170,898	109	245,873	(504,917)	407,180
Equity (deficit)	71,407	(44,308)	12,993	(40,830)	58,966	64,481	122,709

Total liabilities and equity (deficit)	$105,281	$468,400	$226,737	$9,006	$346,156	$(535,231)	$620,349

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,707	$—	$90,032	$62,977	$(3,116)	$151,600
Cost of goods sold	—	(6,641)	(199)	53,646	27,097	(3,116)	70,787

Gross profit	—	8,348	199	36,386	35,880	—	80,813
Operating expenses	1,813	4,441	2,781	19,375	19,414	—	47,824

Operating income	(1,813)	3,907	(2,582)	17,011	16,466	—	32,989
Interest income (expense), net	—	(4,386)	(613)	5	(557)	—	(5,551)
Other income (loss)	—	15,679	9	(15,584)	12	—	116
Loss on extinguishment of debt	—	—	—	—	—	—	—
Income taxes	—	5,686	(1,034)	543	5,413	—	10,608

Net income (loss)	$(1,813)	$9,514	$(2,152)	$889	$10,508	$—	$16,946

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,881	$—	$181,816	$128,398	$(8,372)	$304,723
Cost of goods sold	—	(14,657)	(400)	108,398	57,602	(8,372)	142,571

Gross profit	—	17,538	400	73,418	70,796	—	162,152
Operating expenses	3,626	8,357	5,421	43,037	38,188	—	98,629

Operating income	(3,626)	9,181	(5,021)	30,381	32,608	—	63,523
Interest income (expense), net	—	(9,153)	(1,194)	20	(1,318)	—	(11,645)
Other income (loss)	—	31,145	86	(31,050)	15	—	196
Loss on extinguishment of debt	—	5,381	—	—	—	—	5,381
Income taxes	—	9,206	(1,154)	(247)	10,172	—	17,977

Net income (loss)	$(3,626)	$16,586	$(4,975)	$(402)	$21,133	$—	$28,716

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(3,626)	$16,586	$(4,975)	$(402)	$21,133	$—	$28,716
Non-cash expenses	2,990	3,539	3,123	2,163	7,530	—	19,345
Changes in working capital	(3,834)	(27,194)	2,600	1,855	8,213	—	(18,360)

Net cash provided by operating activities	(4,470)	(7,069)	748	3,616	36,876	—	29,701
Net cash used for investing activities	—	(3,029)	(391)	(3,616)	(6,696)	—	(13,732)
Net cash provided by financing activities	525	15,472	(977)	—	(19,693)	—	(4,673)
Effect on exchange rate changes on cash	—	—	—	—	(443)	—	(443)

Net increase (decrease) in cash and cash equivalents	(3,945)	5,374	(620)	—	10,044	—	10,853
Cash and cash equivalents at beginning of the year	4,756	931	1,545	—	6,998	—	14,230
Cash and cash equivalents at end of period	$811	$6,305	$925	$—	$17,042	$—	$25,083

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2003

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$44,110	$—	$21,533	$62,763	$(14,731)	$113,675
Cost of goods sold	—	26,716	(142)	8,333	30,964	(14,731)	51,140

Gross profit	—	17,394	142	13,200	31,799	—	62,535
Operating expenses	113	9,318	1,817	9,727	14,459	—	35,434

Operating income	(113)	8,076	(1,675)	3,473	17,340	—	27,101
Interest expense, net	—	(509)	(2,061)	(24)	(1,206)	—	(3,800)
Other income (loss)	—	4,131	(590)	(4,102)	1,016	—	455
Income taxes	(5)	4,813	(1,967)	(249)	6,384	—	8,976

Net income (loss)	$(108)	$6,885	$(2,359)	$(404)	$10,766	$—	$14,780

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2003

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$84,088	$—	$40,142	$116,722	$(22,148)	$218,804
Cost of goods sold	—	48,405	(268)	16,628	56,018	(22,148)	98,635

Gross profit	—	35,683	268	23,514	60,704	—	120,169
Operating expenses	175	18,089	3,296	20,767	28,360	—	70,687

Operating income	(175)	17,594	(3,028)	2,747	32,344	—	49,482
Interest expense, net	—	(1,148)	(5,236)	(39)	(1,736)	—	(8,159)
Other income (loss)	—	5,591	(709)	(5,553)	164	—	(507)
Income taxes	(5)	8,868	(3,773)	(1,082)	11,143	—	15,151

Net income (loss)	$(170)	$13,169	$(5,200)	$(1,763)	$19,629	$—	$25,665

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2003

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(170)	$13,169	$(5,200)	$(1,763)	$19,629	$—	$25,665
Non-cash expenses	175	2,722	(455)	223	6,178	—	8,843
Changes in working capital	(5)	(13,278)	5,992	1,792	(6,050)	—	(11,549)

Net cash provided by operating activities	—	2,613	337	252	19,757	—	22,959
Net cash used for investing activities	—	5,571	42	(252)	(11,449)	—	(6,088)
Net cash provided by financing activities	—	(8,800)	—	—	(13,149)	—	(21,949)
Effect on exchange rate changes on cash	—	—	—	—	408	—	408

Net increase (decrease) in cash and cash equivalents	—	(616)	379	—	(4,433)	—	(4,670)

Cash and cash equivalents at beginning of the year	—	654	609	—	11,391	—	12,654

Cash and cash equivalents at end of period	$—	$38	$988	$—	$6,958	$—	$7,984

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes thereto included herein. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, as described under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this quarterly report on form 10-Q. Our actual results may differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

Executive Overview

General — We are the market leading, vertically-integrated manufacturer, marketer and distributor of premium visco-elastic foam mattresses and pillows that we sell globally in 60 countries primarily under the Tempur® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary visco-elastic foam is temperature sensitive, has a high density and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

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

Key Operating Highlights

Our Net income and diluted earnings per share were $16.9 million and $0.16 per share with 103.1 million diluted weighted average shares outstanding for the three months ended June 30, 2004, compared to $14.8 million or $0.16 per share with 93.7 million diluted weighted average shares outstanding for the three months ended June 30, 2003. For the six months ended June 30, 2004 and June 30, 2003, Net income and diluted earnings per share were $28.7 million and $0.28 per share with 103.0 million diluted weighted average shares outstanding, and $25.7 million and $0.27 per share with 93.4 million diluted weighted average shares outstanding, respectively. In the second quarter of 2004, the Company recorded $1.5 million of compensation expense associated with certain stock options granted prior to the initial public offering. For the six months ended June 30, 2004, Net income includes non-cash stock-based compensation of $3.0 million and loss on debt extinguishment of $3.3 million, net of tax, relating to the redemption of $52.5 million aggregate principal amount of the outstanding 10 1/4% Senior Subordinated Notes.

Net sales for the three months ended June 30, 2004 were $151.6 million as compared to $113.7 million for the three months ended June 30, 2003, an increase of $37.9 million, or 33%. This increase was primarily attributable to our growth in the Retail channel of our Domestic segment, which increased $27.0 million, which represents 71% of our total Net sales growth. In addition, our International segment’s Retail channel grew $10.6 million, which represents 28% of our total Net sales growth. Net sales for the six months ended June 30, 2004 were $304.7 million as compared to $218.8 million for the six months ended June 30, 2003, an increase of $85.9 million, or 39%. This increase was also primarily attributable to our growth in the Retail channel of our Domestic segment, which increased $55.1 million, which represents 64% of our total Net sales growth. In addition, our International segment’s Retail channel grew $20.2 million, which represents 24% of our total Net sales growth.

Operating income for the three months ended June 30, 2004 was $33.0 million as compared to $27.1 million for the three months ended June 30, 2003, an increase of $5.9 million, or 22%. Operating income as a percentage of Net sales was 22% for the three months ended June 30, 2004 and 24% for the three months ended June 30, 2003. For the six months ended June 30, 2004 and June 30, 2003, Operating income was $63.5 million and $49.5 million, respectively. This represents an increase of $14.0 million, or

28%. Operating income as a percentage of Net sales was 21% for the six months ended June 30, 2004 and 23% for the six months ended June 30, 2003. Operating income as a percentage of Net sales reflects the effects of product mix, increased spending on information technology, and implementation costs in 2004 to comply with the requirements of the Sarbanes-Oxley Act of 2002.

A summary of key operating results follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Chg%	2004	2003	Chg%
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$151.6	$113.7	33%	$304.7	$218.8	39%
Operating income	33.0	27.1	22%	63.5	49.5	28%
Net income	$16.9	14.8	14%	$28.7	25.7	12%
Weighted average shares, diluted	103,119,355	93,722,790		103,009,638	93,426,879
Earnings per share, diluted	$0.16	$0.16		$0.28	$0.27

Business Risks and Opportunities

Managing rapid growth – We have grown rapidly, with our net sales increasing from approximately $221.5 million for the year ended December 31, 2001 to $479.1 million for the year ended December 31, 2003 and to $304.7 million for the six months ended June 30, 2004. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhance operating and financial infrastructure and systems and to continue to expand the employee base in our operations. Our expenditures for advertising and other marketing related activities are made as advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

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

Financial leverage — As of June 30, 2004, the book value of our debt was $311.5 million, and our stockholders’ equity was $152.9 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. Management believes that operating margins combined with the inherent operating leverage in the business will enable us to continue de-leveraging the business in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior credit facilities, or otherwise, to enable us to continue to de-leverage the business.

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

Warranties

Cost of sales includes estimated costs to service warranty claims of our customers. Our estimate is based on our historical claims experience and extensive product testing that we perform from time to time. We provide a 20-year warranty for United States sales and a 15-year warranty for non-United States sales on mattresses, each prorated for the last 10 years. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and external product testing for the development of our estimate for warranty claims. Our estimate of warranty claims could be adversely affected if our historical experience ultimately proves to be greater than the performance of the product in our product testing. We also provide 2-year to 3-year warranties on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Our estimated obligation for warranty claims as of June 30, 2004 was $3.6 million. As of June 30, 2003, our estimated obligation for warranty claims was $3.3 million.

Impairment of Goodwill, Intangibles and Long-Lived Assets

Goodwill reflected in our Condensed Consolidated Balance Sheets consist of the purchase price from the Tempur acquisition (the Company acquired Tempur World, Inc. in 2002) in excess of the estimated fair values of identifiable net assets as of the date of the Tempur acquisition. Intangibles consist of tradenames for various brands under which our products are sold. Other intangibles include our customer database for our direct channel, process technology and the formulation of our visco-elastic foam.

We follow SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We perform an annual impairment test on all Goodwill and unamortized indefinite life intangible assets in the fourth quarter of each year. We performed the annual impairment test in the fourth quarter of 2003 to all existing goodwill and unamortized indefinite life intangible assets and no impairment existed as of December 31, 2003. If facts and circumstances lead our management to believe that one of our assets may be impaired, we will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write down that carrying amount to fair value to the extent necessary.

Estimates of fair value involve highly subjective judgments on the part of management, including the amounts of cash flows to be received, their estimated duration, and perceived risk as reflected in selected discount rates. In some cases, cash flows may be required to be estimated without the benefit of historical data, although historical data will be used where available. Although we believe our estimates and judgments are reasonable, different assumptions and judgments could result in different impairment, if any, of some or all of our recorded goodwill and indefinite-lived intangibles of $286.8 million as of June 30, 2004.

Long-lived assets reflected in our Condensed Consolidated Balance Sheets consist of property, plant and equipment. Impairment of long-lived assets is governed by Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

At June 30, 2004, the Company had undistributed earnings of $63.1 million from its foreign subsidiaries determined under US GAAP. In addition, the Company had undistributed earnings from periods ending prior to November 1, 2002 of $56.5 million determined under US tax principles. No provisions have been made for US income taxes or foreign withholding taxes on these undistributed earnings as of June 30, 2004 as these earnings are considered indefinitely reinvested.

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

Certain options granted prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The unearned stock-based compensation will be amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. We have recorded deferred stock compensation of $7.2 million as of June 30, 2004, which is reflected as a component of Stockholders’ equity in the accompanying Condensed Consolidated Balance Sheet. We have recorded $1.5 million and $3.0 million of compensation expense for the quarter ended June 30, 2004 and six months ended June 30, 2004, respectively. The future amortization of unearned stock-based compensation costs will be $2.2 million for the remainder of 2004, $2.4 million in 2005, $1.1 million in 2006 and $0.2 million in 2007.

Results of Operations

The following table sets forth the various components of our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net sales	$151.6	$113.7	$304.7	$218.8
Cost of sales	70.8	51.1	142.5	98.6

Gross profit	80.8	62.6	162.2	120.2
Selling expenses	31.7	24.0	66.6	49.1
General and administrative and other	16.1	11.5	32.1	21.6

Operating income	33.0	27.1	63.5	49.5
Interest expense, net	(5.5)	(3.8)	(11.6)	(8.2)
Loss on extinguishment of debt	—	—	(5.4)	—
Other income/(expense), net	0.1	0.5	0.2	(0.5)

Income before income taxes	27.6	23.8	46.7	40.8
Income tax provision	10.7	9.0	18.0	15.1

Net income	$16.9	$14.8	$28.7	$25.7

The following table sets forth the various components of our Condensed Consolidated Statements of Income, expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net sales	100%	100%	100%	100%
Cost of sales	47	45	47	45

Gross profit	53	55	53	55
Selling expenses	21	21	22	22
General and administrative and other	10	10	10	10

Operating income	22	24	21	23
Interest expense, net	(4)	(3)	(4)	(4)
Loss on extinguishment of debt	—	—	(2)	—
Other income/(expense), net	—	—	—	—

Income before income taxes	18	21	15	19
Income tax provision	7	8	6	7

Net income	11%	13%	9%	12%

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

	Consolidated		Domestic		International
	Three Months Ended
($ in millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Retail	$106.1	$68.5	$68.5	$41.5	$37.6	$27.0
Direct	22.8	23.9	18.9	20.6	3.9	3.3
Healthcare	10.4	9.8	2.6	2.3	7.8	7.5
Third Party	12.3	11.5	1.7	1.3	10.6	10.2

	$151.6	$113.7	$91.7	$65.7	$59.9	$48.0

Domestic	$91.7	$65.7
International	59.9	48.0

	$151.6	$113.7

	Consolidated		Domestic		International
	Six Months Ended
($ in millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Retail	$210.8	$135.4	$136.0	$80.9	$74.8	$54.6
Direct	47.8	43.0	40.4	37.0	7.4	6.0
Healthcare	22.2	21.1	5.4	4.3	16.7	16.8
Third Party	23.9	19.3	2.9	2.0	21.1	17.2

	$304.7	$218.8	$184.7	$124.2	$120.0	$94.6

Domestic	$184.7	$124.2
International	120.0	94.6

	$304.7	$218.8

Our sales and gross margins are influenced by several factors including changes in product mix, sales channel mix and geography mix. The largest growth in our business in the last year continues to be in the Domestic retail sales channel. The retail channel contributed 70% of our revenue in the second quarter of 2004 compared to only 60% in the second quarter of 2003. Our retail channel mix affects gross margin because we sell into the retail channel at wholesale prices versus the full MSRP that we receive in our direct channel. Our growth strategy domestically continues to build around increasing the retail presence for our products and building brand awareness in consumers through our advertising campaigns.

As of June 30, 2004 our products were offered in approximately 3,600 furniture retail stores domestically, representing an increase in the second quarter of approximately 500 stores. We are also in approximately 1,500 specialty stores in the U.S. In addition, in the second quarter we added 170 retail stores internationally in the markets served directly by the Company.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Net Sales. Net sales for the three months ended June 30, 2004 were $151.6 million as compared to $113.7 million for the three months ended June 30, 2003, an increase of $37.9 million, or 33%. The increase in Net sales was attributable to growth in our Domestic Net sales to $91.7 million for the three months ended June 30, 2004 as compared to $65.7 million for the three months ended June 30, 2003, an increase of $26.0 million, or 40%, and an increase in our International Net sales to $59.9 million for the three months ended June 30, 2004 as compared to $48.0 million for the three months ended June 30, 2003, an increase of $11.9 million, or 25%. The growth in our Domestic Net sales was attributable primarily to an increase in Net sales in our Retail channel of $27.0 million, or 65%. During the three months ended June 30, 2004 we added distribution to approximately 500 furniture retail stores in the US bringing the total US furniture retail stores to approximately 3,600. Growth in our International Net sales was attributable primarily to growth in the Retail channel of $10.6 million, or 39%. Internationally, we added placements in approximately 170 stores. Our recently introduced mattress in the US market, the Celebrity Mattress, represented 13% of Domestic net mattress sales across all channels for the three months ended June 30, 2004.

Cost of Sales. Cost of sales includes the cost of raw material purchases, manufacturing costs and distribution costs associated with the production and sale of products to our customers. The cost of delivering our products to customers is also included in Cost of sales. Cost of sales increased to $70.8 million for the three months ended June 30, 2004 as compared to $51.1 million for the three months ended June 30, 2003, an increase of $19.7 million, or 39%. The Cost of sales as a percentage of Net sales for the three months ended June 30, 2004 and June 30, 2003 was 47% and 45%, respectively. Cost of sales as a percentage of Net sales increased primarily due to the changing channel mix toward the Retail channel. Our Retail channel contributed approximately 70% of our net sales in the three months ended June 30, 2004, compared to 60% in the three months ended June 30, 2003. The Retail channel mix affects the percentage of Cost of sales to Net sales as we are selling into the Retail channel at wholesale prices versus the full MSRP that we receive in the Direct channel. Our Domestic Cost of sales increased to $46.8 million for the three months ended June 30, 2004 as compared to $34.9 million for the three months ended June 30, 2003, an increase of $11.9 million, or 34%. Our International Cost of sales decreased to $27.1 million for the three months ended June 30, 2004 as compared to $31.0 million for the three months ended June 30, 2003, a decrease of $3.9 million, or 13%, excluding eliminations for sales from the International segment to the Domestic segment.

Selling Expenses. Selling expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, and sales force compensation and customer service. Selling expenses increased to $31.7 million for the three months ended June 30, 2004 as compared to $24.0 million for the three months ended June 30, 2003, an increase of $7.7 million, or 32%. Selling expenses as a percentage of Net sales was 21% during the three months ended June 30, 2004 and the three months ended June 30, 2003. The increase in the dollar amount of Selling expenses was due to additional spending on advertising, sales compensation and point of purchase materials. Selling expenses as a percentage of Net sales are affected by our channel sales mix and the types of advertising and promotions run during the period.

General and Administrative and Other. General and administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new product developments. General and administrative and other expenses increased to $16.1 million for the three months ended June 30, 2004 as compared to $11.5 million for the three months ended June 30, 2003, an increase of $4.6 million, or 40%. The increase was due to additional spending on corporate overhead expenses, including information technology and professional services. General and administrative expenses for the three months ended June 30, 2004 included approximately $1.2 million in costs associated with our implementation of the requirements of Sarbanes-Oxley Section 404.

Certain stock options granted during the year prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. We recorded $1.5 million of compensation expense included in General and administrative expenses in the accompanying Condensed Consolidated Statements of Income for the three months ended June 30, 2004.

Interest Expense, Net. Interest expense, net includes the interest costs associated with our debt facilities and the amortization of deferred financing costs related to those facilities. Interest expense, net increased to $5.5 million for the three months ended June 30, 2004 as compared to $3.8 million for the three months ended June 30, 2003, an increase of $1.7 million. This increase was due to higher average debt levels. In 2003, we entered into an interest rate cap agreement that effectively capped $60.0 million of our floating-rate debt at an interest rate of 5% plus applicable margin through March 2006. We are required under our existing credit agreements to hedge at least $60.0 million of our floating rate senior term debt.

Income Tax Provision. Our effective tax rate for the three months ended June 30, 2004 was approximately 38.5% as compared to 37.8% for the three months ended June 30, 2003. The increase in our effective tax rate for the three months ended June 30, 2004 was due to an increase in non-deductible compensation expense associated with certain options granted prior to the initial public offering, state income taxes and subpart F type income along with reductions in the amount of valuation allowances recorded against foreign net operating losses and an increased benefit from charitable contributions.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Net Sales. Net sales for the six months ended June 30, 2004 were $304.7 million as compared to $218.8 million for the six months ended June 30, 2003, an increase of $85.9 million, or 39%. This increase is primarily attributable to a 56% growth in our Retail channel, which increased to $210.8 million for the six months ended June 30, 2004 from $135.4 million for the six months ended June 30, 2003. Our Domestic Net sales for the six months ended June 30, 2004 were $184.7 million as compared to $124.2 million for the six months ended June 30, 2003. This represents an increase of $60.5 million, or 49%. The growth in our Domestic Net sales was attributable primarily to an increase in Net sales in our Retail channel of $55.1 million, or 68%. During the six months ended June 30, 2004 we added distribution to approximately 900 furniture retail stores in the US bringing the total US furniture retail stores to approximately 3,600. Our International Net sales for the six months ended June 30, 2004 were $120.0 million, and were $94.6 million for the six months ended June 30, 2003. This represents an increase of $25.4 million, or 27%. The growth in our International Net sales was attributable primarily to growth in the Retail channel of $20.2 million, or 37%.

Cost of Sales. Cost of sales increased to $142.5 million for the six months ended June 30, 2004 as compared to $98.6 million for the six months ended June 30, 2003, an increase of $43.9 million, or 45%. The Cost of sales as a percentage of Net sales for the six months ended June 30, 2004 and June 30, 2003 was 47% and 45%, respectively. Cost of sales as a percentage of Net sales increased primarily due to the changing channel mix toward the Retail channel. Our Retail channel contributed approximately 69% of our net sales in the six months ended June 30, 2004, compared to 62% in the six months ended June 30, 2003. The Retail channel mix affects the percentage of Cost of sales to Net sales as we are selling into the Retail channel at wholesale prices versus the full MSRP that we receive in the Direct channel. Our Domestic Cost of sales increased to $93.3 million for the six months ended June 30, 2004 as compared to $64.8 million for the six months ended June 30, 2003, an increase of $28.5 million, or 44%. Our International Cost of sales increased to $57.6 million for the six months ended June 30, 2004 as compared to $56.0 million for the six months ended June 30, 2003, an increase of $1.6 million, or 3%, excluding eliminations for sales from the International segment to the Domestic segment.

Selling Expenses. Selling expenses increased to $66.6 million for the six months ended June 30, 2004 as compared to $49.1 million for the six months ended June 30, 2003, an increase of $17.5 million, or 36%. Selling expenses as a percentage of Net sales was 22% during the six months ended June 30, 2004 and the six months ended June 30, 2003. The increase in the dollar amount of

Selling expenses was due to additional spending on advertising, sales compensation and point of purchase materials. Selling expenses as a percentage of Net sales are affected by our channel sales mix and the types of advertising and promotions run during the period.

General and Administrative and Other. General and administrative and other expenses increased to $32.1 million for the six months ended June 30, 2004 as compared to $21.6 million for the six months ended June 30, 2003, an increase of $10.5 million, or 49%. The increase was due to additional spending on corporate overhead expenses, including information technology and professional services. General and administrative expenses for the six months ended June 30, 2004 included approximately $1.4 million in costs associated with our implementation of the requirements of Sarbanes-Oxley Section 404.

Certain stock options granted during the year prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. We recorded $3.0 million of compensation expense included in General and administrative expenses in the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2004.

Loss on Extinguishment of Debt. On January 23, 2004, we redeemed an aggregate principal amount of $52.5 million of the outstanding 10 1/4% Senior Subordinated Notes due 2010 issued by the Company’s subsidiaries Tempur-Pedic, Inc. and Tempur Production USA, Inc. The redemption price was 110.25% of the principal amount plus accrued interest, and the redemption was funded with a portion of the net proceeds of the initial public offering of the Company. We reflected the $5.4 million redemption premium as a Loss on extinguishment of debt, a component of other income (expense), net in the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2004.

Interest Expense, Net. Interest expense, net increased to $11.6 million for the six months ended June 30, 2004 as compared to $8.2 million for the six months ended June 30, 2003, an increase of $3.4 million. This increase was due to higher average debt levels. In 2003, we entered into an interest rate cap agreement that effectively capped $60.0 million of our floating-rate debt at an interest rate of 5% plus applicable margin through March 2006. We are required under our existing credit agreements to hedge at least $60.0 million of our floating rate senior term debt.

Income Tax Provision. Our effective tax rate for the six months ended June 30, 2004 was approximately 38.5% as compared to 37.1% for the six months ended June 30, 2003. The increase in our effective tax rate for the six months ended June 30, 2004 was due to an increase in non-deductible compensation expense associated with certain options granted prior to the initial public offering, state income taxes and subpart F type income along with reductions in amount of valuation allowances recorded against foreign net operating losses and an increased benefit from charitable contributions.

Liquidity and Capital Resources

Liquidity

At June 30, 2004, we had working capital of $81.2 million including cash and cash equivalents of $25.1 million as compared to working capital of $55.0 million including $14.2 million in Cash and cash equivalents as of December 31, 2003. The $26.2 million increase in working capital was driven primarily by an increase in accounts receivable, net and cash and cash equivalents.

Our principal sources of funds are cash flows from operations and borrowings under our US and European revolving credit facilities. Our principal uses of funds consist of capital expenditures, payments of principal, and interest on our outstanding debt facilities. Capital expenditures totaled $13.8 million for the six months ended June 30, 2004 and $6.7 million for the six months ended June 30, 2003. We currently expect 2004 capital expenditures to be approximately $28.0 million, including approximately $16.0 million associated with the expansion of our European manufacturing facility.

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

The Company received net proceeds, after deducting underwriting discounts and commissions, of $79.0 million, of which $18.7 million was used to pay down the Senior Term A loan in December 2003, and $60.3 million was invested in short-term, investment-grade, interest-bearing instruments. During January 2004, we used the remaining proceeds to repay $52.5 million of Senior

Subordinated Notes. In conjunction with the repayment of the Senior Subordinated Notes, we reflected the $5.4 million redemption premium as a Loss on extinguishment of debt included in Other income (expense), net in the six months ended June 30, 2004. Total offering expenses were approximately $8.6 million, including underwriters’ discount.

At June 30, 2004, we had approximately $26.5 million available under our US and European revolving credit facilities.

Our cash flow from operations increased to $29.7 million for the six months ended June 30, 2004 as compared to $23.0 million for the six months ended June 30, 2003, an increase of $6.7 million, or 29%. This increase in operating cash flows was primarily the result of an increase in Net income during the period of $3.0 million, non-cash charges of Stock based compensation of $2.8 million, Deferred income taxes of $2.8 million, and Foreign currency adjustments of $2.9 million, which were offset by operating items of $6.8 million.

Net cash used in investing activities increased to $13.7 million for the six months ended June 30, 2004 as compared to $6.1 million for the six months ended June 30, 2003, an increase of $7.6 million or 125%. Investing activities in the six months ended June 30, 2004 consisted primarily of our expansion of the European manufacturing facility.

Cash flow used by financing activities decreased to $4.7 million for the six months ended June 30, 2004 as compared to $21.9 million for the six months ended June 30, 2003, a decrease of $17.2 million or 79%. This decrease is due primarily to the repayment of our long-term debt and revolving credit facility offset by the use of proceeds from the initial public offering to repay $52.5 million of Senior Subordinated Notes.

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

We have grown rapidly, with our net sales increasing from approximately $221.5 million in 2001 to approximately $479.1 million for the year ended December 31, 2003 and to $304.7 million for the six months ended June 30, 2004. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. Our growth may strain these resources to the point where they are no longer adequate to support our operations, which would require us to make significant expenditures in these areas. To manage growth effectively, we must:

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

Part of our domestic marketing and advertising strategy in certain domestic channels focuses on providing a 90-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the three months ended June 30, 2004, in the United States we had approximately $7.2 million in returns for a return rate of approximately 8% of our Net sales in the United States. For the six months ended June 30, 2004, in the United States we had approximately $15.7 million in returns for a return rate of approximately 8% of our Net sales in the United States. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited 20-year warranty on mattresses sold in the United States and a limited 15-year warranty on mattresses sold outside of the United States. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing. If our warranty reserves are not adequate to cover future warranty claims, their inadequacy could reduce our liquidity and profitability if our warranty costs exceed our reserves.

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

Our products and our marketing and advertising programs are and will continue to be subject to regulation in the United States by various federal, state and local regulatory authorities, including the Federal Trade Commission and the U.S. Food and Drug Administration. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products. Compliance with anticipated changes in fire resistance laws may be costly and could impair the performance of our products. The U.S. Consumer Product Safety Commission and various state regulatory agencies are considering new rules relating to fire retardancy standards for the mattress and pillow industry. The State of California plans to adopt new fire retardancy standards effective January 2005 that have yet to be fully defined. Such new rules may increase our costs and impair our manufacturing processes. We are developing product solutions that should allow us to meet the new standards. Because the new standards have not been finally determined, however, our solutions may prove inadequate in enabling us to meet the new standards. We expect that any required product modifications will add cost to our product. Many foreign jurisdictions also regulate fire retardancy standards, and changes to these standards and changes in our products that require compliance with additional standards would raise similar risks.

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

We currently conduct international operations in 15 countries directly and in 45 additional countries through distributors, and we may pursue additional international opportunities. We generated approximately 39% of our Net sales from non-US operations during the six months ended June 30, 2004, and international suppliers provided a significant portion of our manufacturing material during this period. Our international operations are subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, the potential unavailability of intellectual property protection and labor issues.

Because we depend on our significant customers, a decrease or interruption in their business with us would reduce our sales and profitability.

Our top five customers, collectively, accounted for 13% of our Net sales for the three months ended June 30, 2004 and 14% for the six months ended June 30, 2004. Our largest customer, Brookstone Company, Inc., accounted for 4% of our Net sales for the three months ended June 30, 2004 and 5% for the six months ended June 30, 2004. Many of our customer arrangements, including the one with Brookstone, are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could reduce our liquidity and profitability.

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

We have third party distributor arrangements in the Asia/Pacific, Middle East and Africa, Eastern Europe, Central and South America, Canada and Mexico markets that are currently outside the range of our wholly-owned subsidiaries. Most of these arrangements provide for exclusive rights for such distributors in a designated territory. If our third party distributors cease distributing our products, sales of our products may decrease because we may not be able to find replacement third party distributors or negotiate arrangements with such replacement third party distributors that are as favorable to us. In addition, under the laws of the applicable countries, we may have difficulty terminating these third party distributor arrangements if we choose to do so.

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

We rely on trade secrets to protect the design, technology and function of our visco-elastic foam and our products. To date, we have not sought United States or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing visco-elastic foam and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on other aspects of our products. However, the principal product formula and manufacturing processes for our visco-elastic foam and our products are not patented. We own ten United States patents, and we have nine United States patent applications pending. Further, we own approximately thirty-three foreign patents, and we have approximately sixteen foreign patent applications pending. In addition, we hold approximately ninety-seven trademark registrations worldwide. We own United States and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

Although our trademarks are currently registered in the United States and registered or pending in approximately fifty foreign countries, they could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against it. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. In addition, if we incur significant costs defending our trademarks that could also decrease our liquidity and profitability. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. Furthermore, our patents may not provide meaningful protection and patents may never be issued for our pending patent applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

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

Approximately 39% of our Net sales were received or denominated in foreign currency for the three months and six months ended June 30, 2004. As a result, we are exposed to foreign currency exchange rate risk, primarily with respect to changes in value of certain foreign currency denominated assets and liabilities of our Denmark manufacturing operations. Although we have in the past entered into hedging transactions to manage this risk and expect that we will continue to do so in the future, the hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “—Foreign Currency Exposures” in Item 3.

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

If we are unable to expand our manufacturing capacity on a timely basis, we may not be able to meet the anticipated demand for our products, and if the cost of building these expansions exceeds our estimates, it may have a material adverse affect on our liquidity. In March 2003, we began construction on an addition to our United States manufacturing facility. Total capital expenditures related to this expansion were $17.9 million for 2003, with an additional $0.8 million during 2004. Additionally, we began construction on an expansion of mattress production capacity in our Denmark manufacturing facility in the first quarter of 2004. Total capital expenditures related to this expansion were $2.4 million for 2003 and we expect total capital expenditures related to that expansion to be approximately $16.0 million in 2004. In May 2003, we engaged a site selection firm to assist us in selecting a location for our third manufacturing facility, which will be located in Albuquerque, New Mexico. If our expansion is delayed, we may not have the manufacturing capacity necessary to meet anticipated future demand for our products. In addition, if our capital expenditures exceed our estimates, our liquidity and profitability could be impaired.

A deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of June 30, 2004, we had approximately 1,147 full-time employees, with approximately 463 in the United States, 282 in Denmark and 402 in the rest of the world. The employees in Denmark are under a government labor union contract but those in the United States are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

As of June 30, 2004, the book value of our long-term debt was $311.5 million. In addition, as of June 30, 2004, our stockholders’ equity was $152.9 million. Our high degree of leverage could have important consequences to our investors, such as:

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

We are subject to interest rate risk in connection with our issuance of variable rate debt under our amended senior credit facilities. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on the unhedged portion of our floating rate indebtedness would increase by $1.5 million for each 1% increase in interest rates. See “—Interest Rate Risk” in Item 3.

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

The market price of the Company’s common stock could decline as a result of sales of substantial amounts of its common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of June 30, 2004, there were 97,675,555 shares of the Company’s common stock outstanding. All of the 21,562,500 shares of the Company’s common stock sold in the initial public offering described above are freely transferable without restriction or further registration under the Securities Act of 1933, except for those shares of the Company’s common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties.

In addition, although substantially all of the Company’s stockholders signed a 180 day lock-up agreement in connection with our initial public offering, this agreement expired in June 2004, and all of the shares held by these stockholders are available for sale into the market, subject only to applicable securities rules and regulations.

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

As of June 30, 2004, our executive officers, directors, current principal stockholders, and their respective affiliates beneficially own, in the aggregate, approximately 69.9% of the Company’s outstanding common stock on a diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to control substantially all matters requiring approval by the Company’s stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which other stockholders may not agree or that may not be in the best interest of other stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. A sensitivity analysis indicates that if the exchange rate of the United States Dollar to foreign currency at June 30, 2004 increased by 10%, we would incur additional losses of approximately $0.6 million on foreign currency forward contracts outstanding at June 30, 2004. Such losses would be largely offset by gains from the revaluation or settlement of the underlying positions economically hedged. This calculation assumes that each exchange rate would change in the same direction relative to the United States Dollar.

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

Interest Rate Risk

We are exposed to changes in interest rates. All of our indebtedness under our amended senior credit facilities is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On June 30, 2004, we had variable rate debt of approximately $212.0 million. Holding other variables constant including levels of indebtedness, a one hundred basis point increase in interest rates on our variable rate debt would have an estimated impact on income before income taxes for the next year of approximately $2.1 million. We are required under the terms of our amended senior credit facilities to have at least $60.0 million of our total indebtedness subject to either a fixed interest rate or interest rate protection for a period of not less than three years within 60 days from the date of the closing of the recapitalization.

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

The fair value carrying amount of these instruments was $0.2 million at June 30, 2004 and $0.7 million at December 31, 2003, which is recorded as follows:

	June 30, 2004	December 31, 2003
($ in millions)
Foreign exchange receivable	$0.1	$0.5
Interest rate caps	0.1	0.2

Total	$0.2	$0.7

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as defined in the rules promulgated under the Securities and Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on June 22, 2004. Proposals 1 and 2 were approved. The results are as follows:

Proposal 1

The following directors were elected at the meeting to serve a one-year term as directors:

	For	Authority Withheld
Jeffrey S. Barber	86,970,706	20,101
Francis A. Doyle	86,975,081	15,726
Tully M. Friedman	86,659,592	331,215
Nancy F. Koehn	86,975,081	15,726
Christopher A. Masto	86,970,781	20,026
P. Andrews McLane	86,970,781	20,026
Robert B. Trussell, Jr.	86,975,081	15,726

There were no broker non-votes on this matter.

Proposal 2

Ratification of appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2004.

For	Against	Abstained
86,720,902	2,548	267,357

There were no broker non-votes on this matter.

The proposals above are described in detail in the Company’s definitive proxy statement dated April 28, 2004, for the Annual Meeting of Stockholders held on June 22, 2004.

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

(b) During the fiscal quarter ended June 30, 2004, we filed the following Current Reports on Form 8-K:

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

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: August 13, 2004	By:	/s/ Dale E. Williams
Dale E. Williams Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)