Form 10-Q
period 2004-09-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2004-11-02
CIK 1206264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of October 29, 2004 was 97,880,685 shares.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under Item 2 of Part I. As described herein, such risks, uncertainties and other important factors include, among others:

•	the level of competition in the mattress and pillow industries;

•	our ability to effectively manage and sustain our growth;

•	liability relating to our products;

•	seasonal and quarterly fluctuations in our operating results;

•	changes in, or failure to comply with, federal, state and/or local governmental regulations;

•	our involvement in any government investigation and associated litigation or proceedings relating to any allegations of the possibility of price fixing in the mattress industry;

•	our ability to maintain our return rates and warranty reserves;

•	our ability to enhance our existing products and to develop and market new products on a timely basis;

•	risks arising from our international operations;

•	our ability to maintain our third party distributor arrangements;

•	the efficiency and effectiveness of our advertising campaign and other marketing programs in building product and brand awareness and increasing sales;

•	our ability to protect our patents and other intellectual property, as well as successfully defend against claims brought by our competitors under their patents and intellectual property;

•	our dependence on our significant customers;

•	fluctuations in the cost of raw materials, the possible loss of suppliers and disruptions in the supply of our raw materials;

•	fluctuations in exchange rates;

•	unexpected equipment failures, delays in deliveries, catastrophic loss or construction delays at our manufacturing facilities;

•	our ability to maintain our labor relations;

•	our ability to rely on the services of our senior management team;

•	risks arising from our senior management team’s limited experience working together;

•	risks arising from our degree of leverage; and

•	increase in interest expense.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,174	$14,230
Accounts receivable, net	92,580	60,309
Inventories	53,391	58,276
Prepaid expenses and other current assets	8,018	6,937
Deferred income taxes	6,255	5,692

Total current assets	185,418	145,444
Property, plant and equipment, net	122,372	114,741
Goodwill	206,884	208,546
Other intangible assets, net	77,017	80,000
Restricted cash	—	60,243
Deferred financing and other non-current assets, net	11,546	11,375

Total assets	$603,237	$620,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,585	$25,886
Accrued expenses and other	57,576	54,078
Current portion of long-term debt	9,718	10,496

Total current liabilities	96,879	90,460
Long-term debt	286,178	366,026
Deferred income taxes	40,240	39,049
Other non-current liabilities	2,008	2,105

Total liabilities	425,305	497,640
Commitments and contingencies (see note)
Stockholders’ Equity:
Common stock, $.01 par value, 300,000,000 shares authorized, 97,816,948 and 97,317,669 shares issued and outstanding on September 30, 2004 and December 31, 2003, respectively	978	973
Additional paid in capital	250,858	249,946
Deferred stock compensation, net of amortization of $8,477 and $4,221 as of September 30, 2004 and December 31, 2003, respectively	(4,679)	(8,935)
Retained deficit	(76,503)	(127,630)
Accumulated other comprehensive income	7,278	8,355

Total stockholders’ equity	177,932	122,709

Total liabilities and stockholders’ equity	$603,237	$620,349

The accompanying Notes to Condensed Consolidated Financial Statements are an

integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$181,737	$123,555	$486,460	$342,359
Cost of sales	85,657	60,170	228,228	158,805

Gross profit	96,080	63,385	258,232	183,554
Selling expenses	34,911	26,429	101,519	75,499
General and administrative expenses	17,683	13,452	48,974	34,655
Research and development expenses	651	777	1,381	1,191

Operating income	42,835	22,727	106,358	72,209
Other income (expense), net:
Interest expense, net	(6,220)	(5,584)	(17,865)	(13,743)
Loss on extinguishment of debt	—	(13,669)	(5,381)	(13,669)
Other, net	(175)	(969)	21	(1,476)

Total other expense	(6,395)	(20,222)	(23,225)	(28,888)
Income before income taxes	36,440	2,505	83,133	43,321
Income tax provision	14,029	2,180	32,006	17,331

Net income	$22,411	$325	$51,127	$25,990

Basic earnings per share	$0.23	$0.04	$0.52	$3.21

Diluted earnings per share	$0.22	$0.00	$0.50	$0.28

The accompanying Notes to Condensed Consolidated Financial Statements are an

integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands except share and per share amounts)

	Nine Months Ended
	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,127	$25,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,938	14,437
Amortization of deferred financing costs	2,432	1,435
Write-off of deferred financing costs	—	7,988
Amortization of original issue discount	—	281
Write-off of original issue discount	—	1,983
Stock based compensation amortization	4,256	1,879
Provision for doubtful accounts	2,992	1,394
Deferred income taxes	2,202	(4,078)
Foreign currency adjustments	53	(702)
Loss (gain) on sale of equipment	367	(138)
Changes in operating assets and liabilities:
Accounts receivable	(35,709)	(13,359)
Inventories	4,232	(15,716)
Prepaid expenses and other current assets	(1,267)	(1,454)
Accounts payable	3,842	6,874
Accrued expenses and other	4,264	14,956

Net cash provided by operating activities	55,729	41,770
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(23,014)	(17,266)
Proceeds from sale of equipment	77	721

Net cash used by investing activities	(22,937)	(16,545)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	33,511	46,751
Repayments of revolving credit facility	(35,670)	(48,820)
Proceeds from term loans	—	433,236
Repayments of term loans	(77,758)	(248,728)
Repayments of other long term debt	(248)	(28)
Payments of deferred financing costs	(2,361)	(10,722)
Payments of dividends to shareholders	—	(160,000)
Payments to former owners	—	(39,434)
Cash held in trust for repayment of Senior Subordinated Notes	60,243	—
Proceeds from issuance of common stock	797	2,937

Net cash used by financing activities	(21,486)	(24,808)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(362)	(559)

Increase (decrease) in cash and cash equivalents	10,944	(142)
CASH AND CASH EQUIVALENTS, beginning of period	14,230	12,654

CASH AND CASH EQUIVALENTS, end of period	$25,174	$12,512

The accompanying Notes to Condensed Consolidated Financial Statements are an

integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business—Tempur-Pedic International Inc. and subsidiaries (Tempur-Pedic International or the Company) is a US-based multinational corporation incorporated in Delaware. The Company manufactures, markets, and sells advanced visco-elastic products including pillows, mattresses and other related products. The Company manufactures essentially all of its products in Europe and in the United States. The Company has sales and distribution companies operating in the US, Europe and the Asia Pacific region. In addition, the Company has third party distributor arrangements in certain other countries where it does not have distribution companies. Currently, the Company sells its products in 60 countries and extends credit based on the creditworthiness of its customers.

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

On August 15, 2003, Tempur-Pedic, Inc. and Tempur Production USA, Inc. (Issuers) issued $150,000 aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2010 (Senior Subordinated Notes). The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International, and certain other subsidiaries of Tempur-Pedic International. On January 23, 2004, the Issuers redeemed an aggregate principal amount of $52,500 of outstanding Senior Subordinated Notes. The redemption price was 110.25% of the principal amount plus accrued interest, and the redemption was funded with a portion of the net proceeds from the initial public offering of the Company. The Company reflected the $5,381 redemption premium as a Loss on extinguishment of debt included in Other income (expense), net in the nine months ended September 30, 2004.

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

(c) Basis of Consolidation—The Financial Statements include the accounts of Tempur-Pedic International Inc. and its subsidiaries. All subsidiaries, directly or indirectly, are wholly owned. All intercompany balances and transactions have been eliminated.

(d) Management’s Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (US GAAP) requires management to make estimates and

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

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

(f) Financial Instruments and Hedging—Derivative financial instruments are used within the normal course of business principally to manage foreign currency exchange rate risk. These instruments are generally short term in nature and are subject to fluctuations in foreign exchange rates and credit risk. Credit risk is managed through the selection of sound financial institutions as counterparties. The changes in fair market value of foreign exchange derivatives are recognized currently in Accumulated other comprehensive income.

(g) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consisted of the following:

	September 30, 2004	December 31, 2003
Finished goods	$33,808	$35,531
Work-in-process	6,787	6,555
Raw materials and supplies	12,796	16,190

	$53,391	$58,276

(h) Long-Lived Assets—In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long Lived Assets”, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

(i) Goodwill and Other Intangible Assets—The Company follows Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company performs an annual impairment test on all existing Goodwill and unamortized indefinite life intangible assets in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2003 to all existing Goodwill and unamortized indefinite life intangible assets and no impairment existed as of December 31, 2003. If facts and circumstances lead the Company’s management to believe that one of its assets may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future net undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write down that carrying amount to fair value to the extent necessary.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

The following table summarizes information relating to the Company’s Other intangible assets:

		September 30, 2004			December 31, 2003
	Useful Lives (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$3,067	$12,933	$16,000	$1,867	$14,133
Patents	5	5,048	1,920	3,128	5,000	1,167	3,833
Customer database	5	4,200	1,610	2,590	4,200	980	3,220
Foam formula	10	3,700	709	2,991	3,700	432	3,268
Non-competition agreements and other	1.5 - 5	2,231	1,856	375	2,044	1,498	546

Total		$86,179	$9,162	$77,017	$85,944	$5,944	$80,000

Amortization expense relating to intangible assets for Tempur-Pedic International was $976 and $1,248 for the three months ended September 30, 2004 and September 30, 2003, respectively. For the nine months ended September 30, 2004 and September 30, 2003, amortization expense relating to intangible assets was $3,218 and $3,790, respectively.

The changes in the carrying amount of Goodwill for the nine months ended September 30, 2004 are related to changes in amounts for foreign currency and the utilization of net operating losses from periods prior to November 1, 2002 as follows:

Balance as of December 31, 2003	$208,546
Foreign currency translation adjustments	(179)
Other purchase accounting adjustments	(1,483)

Balance as of September 30, 2004	$206,884

In addition, Goodwill as of September 30, 2004 has been allocated to the Domestic and International segments as follows:

Domestic	$90,717
International	116,167

$206,884

(j) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales returns. Tempur-Pedic International allows product returns ranging from 90 to 120 days following a sale. Accrued sales returns are included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets. Certain reclassifications have been made to the current period presentation. Accordingly, the following amounts reported as Amounts accrued and Returns charged to accrual are not comparable to amounts presented prior to April 1, 2004.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

Tempur-Pedic International had the following activity for sales returns from December 31, 2003 to September 30, 2004:

Balance as of December 31, 2003	$5,456
Amounts accrued	27,888
Returns charged to accrual	(27,896)

Balance as of September 30, 2004	$5,448

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

Tempur-Pedic International had the following activity for warranties from December 31, 2003 to September 30, 2004:

Balance as of December 31, 2003	$4,020
Amounts accrued	1,271
Warranties charged to accrual	(1,650)

Balance as of September 30, 2004	$3,641

(l) Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5), the Company accrues for probable foreign and domestic tax obligations as required by facts and circumstances in the various regulatory environments.

At September 30, 2004, the Company had undistributed earnings of $72,955 from its foreign subsidiaries determined under US GAAP. In addition, the Company had undistributed earnings from periods ending prior to November 1, 2002 of $57,692 determined under US tax principles. No provisions have been made for US income taxes or foreign withholding taxes on these undistributed earnings as of September 30, 2004 as these earnings are considered indefinitely reinvested.

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

(m) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. No collateral is required on sales made in the normal course of business. Allowance for doubtful accounts was $6,039 and $4,193 as of September 30, 2004 and December 31, 2003, respectively. Deposits made by customers are recorded as a liability and recognized as a sale

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

when product is shipped. Tempur-Pedic International had $2,187 and $4,639 of deferred revenue included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003, respectively.

Tempur-Pedic International reflects all amounts billed to customers for shipping in Net sales and the costs incurred from shipping product in Cost of sales. Amounts included in Net sales for shipping and handling were approximately $6,299 and $4,732 for the three months ended September 30, 2004 and September 30, 2003, respectively. Amounts included in Net sales for shipping and handling were approximately $17,248 and $13,610 for the nine months ended September 30, 2004 and September 30, 2003, respectively. Amounts included in Cost of sales for shipping and handling were approximately $15,279 and $11,552 for the three months ended September 30, 2004 and September 30, 2003, respectively. Amounts included in Cost of sales for shipping and handling were approximately $42,396 and $31,257 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

(n) Advertising Costs—Tempur-Pedic International expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response prepayments are deferred and are amortized over the length of the program, generally four months. For the three months ended September 30, 2004 and September 30, 2003, advertising costs charged to expense were approximately $18,369 and $12,305, respectively, excluding trade show and exhibition costs of $4,397 and $4,175, respectively. For the nine months ended September 30, 2004 and September 30, 2003, advertising costs charged to expense were approximately $51,884 and $35,716 respectively, excluding trade show and exhibition costs of $13,169 and $11,479, respectively. Deferred advertising costs are included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets, and were approximately $4,237 and $4,473 as of September 30, 2004 and December 31, 2003, respectively.

(o) Stock-Based Compensation—The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS 123). In accordance with SFAS 123, the Company has elected to account for employee stock option issuances under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25 no compensation expense is recognized in the statements of income for stock granted to employees and non-employee directors, if the exercise price at least equals the fair value of the underlying stock on the date of grant.

Stock options are granted under various stock compensation programs to employees. For purposes of pro forma disclosures in accordance with SFAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting period.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

Pro forma information in accordance with SFAS 123 for Tempur-Pedic International is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income as Reported	$22,411	$325	$51,127	$25,990
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,266	1,557	4,256	1,720
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,146)	(1,945)	(6,859)	(2,248)

Pro forma Net income	$21,531	$(63)	$48,524	$25,462

Earnings per share:
Basic as reported	$0.23	$0.04	$0.52	$3.21

Diluted as reported	$0.22	$0.00	$0.50	$0.28

Basic—Pro forma	$0.22	$(0.01)	$0.50	$3.15

Diluted—Pro forma	$0.21	$0.00	$0.47	$0.28

Certain options granted prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The unearned stock-based compensation will be amortized to compensation expense over the respective vesting term, based on “graded vesting” methodology. The Company has unearned stock-based compensation of $4,679 as of September 30, 2004, which has been reflected as a component of Stockholders’ Equity. The Company recorded $1,266 of compensation expense for the three months ended September 30, 2004, and $4,256 for the nine months ended September 30, 2004. The future amortization of unearned stock-based compensation costs will be $915 for the remainder of 2004, $2,445 in 2005, $1,105 in 2006 and $214 in 2007.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

(3) Supplemental Cash Flow Information

Cash payments for interest and income taxes were as follows for the three months and nine months:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Interest	$8,466	$7,030	$20,897	$13,179
Income taxes, net of refunds	$10,564	$2,050	$24,411	$8,875

Non-cash investing and financing activities have been excluded from the Condensed Consolidated Statements of Cash Flows.

(4) Property, Plant and Equipment

Property and equipment, net consisted of the following:

	September 30, 2004	December 31, 2003
Land and buildings	$60,028	$50,722
Machinery and equipment	75,817	55,060
Construction in progress	17,322	26,431

	153,167	132,213
Total accumulated depreciation	(30,795)	(17,472)

	$122,372	$114,741

(5) Long-term Debt

(a) Senior Subordinated Notes—The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are guaranteed on an unsecured senior subordinated basis by Tempur-Pedic International and certain of its subsidiaries. The Senior Subordinated Notes have no mandatory redemption or sinking fund requirements; however, they do provide for partial redemption at the Issuer’s option under certain circumstances prior to August 15, 2006 and full redemption at the Issuer’s option on or after August 15, 2007.

The Senior Subordinated Notes contain certain nonfinancial and financial covenants which include restrictions on: the declaration or payment of dividends and distributions; the purchase, redemption, acquisition or retirement of group equity interests; the payment, purchase, redemption, defeasance, acquisition or retirement of subordinated indebtedness; investments; the incurrence of indebtedness and issuance of preferred stock; the granting of liens; the making of loans and the transfer of properties and assets; mergers, consolidations or sale of assets; transactions with affiliates; the acquisition or creation of additional subsidiaries; and the sale and leaseback of assets. The Company was in compliance with all covenants as of September 30, 2004.

(b) Secured Credit Financing—On August 26, 2004, the Company amended and restated its senior secured credit facility (Senior Credit Facility). Significant amendments include a 75 basis point reduction in the interest rates applicable to various components of the facilities; a more flexible covenant package including the elimination of the maximum capital expenditure covenant; the allowance of Industrial Revenue Bond financing for the proposed Albuquerque, New Mexico plant; and the elimination of annual excess cash flow sweeps. In

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

addition, borrowing availability is no longer determined based on a borrowing base. The amended and restated Senior Credit Facility continues to provide for revolving credit facilities in the committed amounts of $20,000 in the United States and $15,000 in Europe with an additional $5,000 working capital line in Europe, and term loans in the aggregate amount of approximately $183,500 outstanding. The revolving credit facilities continue to mature in 2008 and the term loans continue to mature in 2008 and 2009.

At September 30, 2004, Tempur-Pedic International had unused availability under the Senior Credit Facility of approximately $18,400. In addition to the availability under the revolving credit facilities, the Company has $5,000 availability under the European working capital line.

The aggregate amount of letters of credit outstanding under the US and European Facility was approximately $300 and $3,300 as of September 30, 2004, respectively.

The Senior Credit Facility subjects Tempur-Pedic International Inc. and its subsidiaries to certain financial covenants, including: minimum interest coverage ratio; a maximum leverage ratio, and a minimum fixed charge coverage ratio in each case as defined. The Company was in compliance with all covenants as of September 30, 2004.

(c) Long-term Debt—Long-term debt for Tempur-Pedic International consisted of the following:

	September 30, 2004	December 31, 2003
US Term Loan A payable to a lender, interest at the IBOR plus margin (4.23% and 4.40% at September 30, 2004 and December 31, 2003, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	$9,264	$10,158
US Term Loan B payable to a lender, interest at the IBOR plus margin (4.23% and 4.64% at September 30, 2004 and December 31, 2003, respectively), principal payments due quarterly through September 30, 2009	133,313	134,325
European Term Loan A (USD Denominated) payable to a lender, interest at IBOR plus margin (4.23% and 4.40% at September 30, 2004 and December 31, 2003, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	24,112	37,784
European Term Loan A (EUR Denominated) payable to a lender, interest at IBOR plus margin (4.37% and 5.40% at September 30, 2004 and December 31, 2003, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	16,772	26,750
European Long-Term Revolving Credit Facility payable to a lender, interest at IBOR or Index Rate plus margin (4.44% at December 31, 2003), commitment through and due November 1, 2008	—	15,250
US Long-Term Revolving Credit Facility payable to a lender, interest at IBOR or Index Rate plus applicable margin (4.09% on $11,000 and 5.25% on $2,000 at September 30, 2004), commitment through and due November 1, 2008	13,000	—
US Senior Subordinated Notes payable to institutional investors, interest at 10.25%, due August 15, 2010	97,500	150,000
Mortgages payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest at 4.40% to 5.10%	1,935	2,255

	295,896	376,522
Less: Current portion	9,718	10,496

Long-term debt	$286,178	$366,026

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

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

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. The Board of Directors will be authorized, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

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

Any of the Company’s employees, non-employee directors, consultants and Company advisors, as determined by the Compensation Committee, may be selected to participate in the Plan. The Plan provides for awards of stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

(8) Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income	$22,411	$325	$51,127	$25,990
Other comprehensive income, net of tax:
Financial instruments accounted for as hedges	(6)	98	(110)	(237)
Foreign currency translation	1,078	1,243	(967)	3,396

Comprehensive income	$23,483	$1,666	$50,050	$29,149

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

(10) Income Taxes

The effective tax rate for Tempur-Pedic International for the three months and nine months ended September 30, 2004 was 38.5%. Reconciling items between the federal statutory income tax rate of 35% and the effective tax rate include state income taxes, differences in US statutory rates and foreign tax rates, compensation expense associated with certain options granted prior to the initial public offering, and certain other permanent differences.

(11) Major Customers

Five customers accounted for approximately 13% and 20% of Tempur-Pedic International’s Net sales for the three months ended September 30, 2004 and September 30, 2003, respectively. These same customers also accounted for approximately 15% and 18% of accounts receivable as of September 30, 2004 and September 30, 2003, respectively. Five customers accounted for approximately 13% and 22% of Tempur-Pedic International’s Net sales for the nine months ended September 30, 2004 and September 30, 2003, respectively. The loss of one or more of these customers could have a material adverse effect on the Company.

(12) Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Numerator:
Net income	$22,411	$325	$51,127	$25,990
Denominator:
Denominator for basic earnings per share—weighted average shares	97,762,756	8,810,300	97,600,861	8,091,023
Effect of dilutive securities:
Employee stock options	5,272,855	5,842,548	5,332,557	3,700,299
Warrants	—	4,458,300	—	4,458,305
Convertible preferred stock	—	76,893,600	—	76,893,416

Dilutive potential common shares	5,272,855	87,194,448	5,332,557	85,052,020
Denominator for diluted earnings per share—adjusted weighted average shares	103,035,611	96,004,748	102,933,418	93,143,042
Basic earnings per share	$0.23	$0.04	$0.52	$3.21

Diluted earnings per share	$0.22	$0.00	$0.50	$0.28

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

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

The following table summarizes segment information:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net sales from external customers:
Corporate	$—	$—	$—	$—
Domestic	119,559	75,426	304,256	199,656
International	62,178	48,129	182,204	142,703

	$181,737	$123,555	$486,460	$342,359

Inter-Segment sales:
Corporate	$—	$—	$—	$—
Domestic	—	—	—	—
International	(4,091)	(11,581)	(12,463)	(33,729)
Intercompany eliminations	4,091	11,581	12,463	33,729

	$—	$—	$—	$—

Operating income/(loss):
Corporate	$(4,785)	$(4,725)	$(13,432)	$(7,928)
Domestic	32,231	16,384	73,591	42,748
International	15,389	11,068	46,199	37,389

	$42,835	$22,727	$106,358	$72,209

Depreciation and amortization (excluding stock-based compensation amortization):
Corporate	$130	$571	$640	$1,441
Domestic	2,668	1,737	7,165	5,062
International	3,164	2,389	9,133	7,934

	$5,962	$4,697	$16,938	$14,437

The following table presents Net sales by significant product group:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Mattresses	$119,754	$70,668	$306,109	$189,326
Pillows	33,036	31,385	100,282	95,928
All other	28,947	21,502	80,069	57,105

	$181,737	$123,555	$486,460	$342,359

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

The Domestic segment purchases certain products produced by the Danish manufacturing facility included in the International segment and sells those products to Domestic segment customers. The profits from these sales, amounting to $937 and $3,275 for the three months ended September 30, 2004 and September 30, 2003, respectively, and $2,736 and $9,298 for the nine months ended September 30, 2004 and September 30, 2003, respectively, are allocated to Operating income in the Domestic segment. Although these transactions are reported in the Domestic segment, the profit from these sales remain in the International segment for local statutory reporting purposes.

(14) Condensed Consolidating Financial Information

On August 15, 2003, the Issuers issued $150,000 aggregate principal amount of Senior Subordinated Notes. The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International, and two intermediate parent corporations (referred to as the Combined Guarantor Parents) and all of Tempur-Pedic International’s current and future domestic subsidiaries (referred to collectively as the Combined Guarantor Subsidiaries), other than the Issuers. The Issuers and subsidiary guarantors are indirectly 100% owned subsidiaries of the Combined Guarantor Parents and the subsidiary guarantors are 100% owned subsidiaries of the Issuers. The foreign subsidiaries (referred to as Combined Non-Guarantor Subsidiaries) represent the foreign operations of the Company and do not guarantee this debt. The following financial information presents condensed consolidating balance sheets for September 30, 2004 and December 31, 2003 and condensed consolidating statements of income for the three and nine months ended September 30, 2004 and September 30, 2003 and statements of cash flows for the nine months ended September 30, 2004 and September 30, 2003 for the Combined Guarantor Parents, Issuers and their Subsidiary Guarantors and Combined Non-Guarantor Subsidiaries. During the nine months ended September 30, 2004 one of the Issuers established a new legal entity (Tempur-Pedic Retail, Inc.). Accordingly, Tempur-Pedic Retail, Inc. has been reflected as a Combined Guarantor Subsidiary.

Condensed Consolidating Balance Sheet

As of September 30, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$3,262	$81,678	$2,064	$48,209	$120,784	$(70,579)	$185,418
Property, plant and equipment, net	—	52,819	654	7,014	61,885	—	122,372
Other noncurrent assets	140,503	294,664	272,728	613	145,378	(558,439)	295,447

Total assets	$143,765	$429,161	$275,446	$55,836	$328,047	$(629,018)	$603,237

Current liabilities	$284	$(17,939)	$41,785	$91,701	$51,628	$(70,580)	$96,879
Noncurrent liabilities	32,000	501,954	166,211	91	188,296	(560,126)	328,426
Equity (deficit)	111,481	(54,854)	67,450	(35,956)	88,123	1,688	177,932

Total liabilities and equity (deficit)	$143,765	$429,161	$275,446	$55,836	$328,047	$(629,018)	$603,237

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

Condensed Consolidating Balance Sheet

As of December 31, 2003

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$4,884	$96,480	$11,793	$5,483	$121,599	$(94,795)	$145,444
Property, plant and equipment, net	—	52,340	336	3,523	58,542	—	114,741
Other noncurrent assets	100,397	319,580	214,608	—	166,015	(440,436)	360,164

Total assets	$105,281	$468,400	$226,737	$9,006	$346,156	$(535,231)	$620,349

Current liabilities	$1,874	$49,491	$42,846	$49,727	$41,317	$(94,795)	$90,460
Noncurrent liabilities	32,000	463,217	170,898	109	245,873	(504,917)	407,180
Equity (deficit)	71,407	(44,308)	12,993	(40,830)	58,966	64,481	122,709

Total liabilities and equity (deficit)	$105,281	$468,400	$226,737	$9,006	$346,156	$(535,231)	$620,349

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,206	$—	$117,353	$66,269	$(4,091)	$181,737
Cost of goods sold	—	1,138	(254)	58,781	30,083	(4,091)	85,657

Gross profit	—	1,068	254	58,572	36,186	—	96,080
Operating expenses	1,578	4,638	3,461	23,709	19,859	—	53,245

Operating income	(1,578)	(3,570)	(3,207)	34,863	16,327	—	42,835
Interest income (expense), net	—	(4,287)	(739)	—	(1,194)	—	(6,220)
Other income (loss)	—	13,029	(48)	(13,026)	(130)	—	(175)
Loss on extinguishment of debt	—	—	—	—	—	—	—
Income taxes	—	7,677	(2,580)	3,235	5,697	—	14,029

Net income (loss)	$(1,578)	$(2,505)	$(1,414)	$18,602	$9,306	$—	$22,411

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$5,087	$—	$299,169	$194,667	$(12,463)	$486,460
Cost of goods sold	—	2,529	(654)	151,131	87,685	(12,463)	228,228

Gross profit	—	2,558	654	148,038	106,982	—	258,232
Operating expenses	5,204	12,996	8,882	66,745	58,047	—	151,874

Operating income	(5,204)	(10,438)	(8,228)	81,293	48,935	—	106,358
Interest income (expense), net	—	(13,440)	(1,933)	20	(2,512)	—	(17,865)
Other income (loss)	—	44,175	38	(44,077)	(115)	—	21
Loss on extinguishment of debt	—	5,381	—	—	—	—	5,381
Income taxes	—	16,883	(3,734)	2,988	15,869	—	32,006

Net income (loss)	$(5,204)	$(1,967)	$(6,389)	$34,248	$30,439	$—	$51,127

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(5,204)	$(1,967)	$(6,389)	$34,248	$30,439	$—	$51,127
Non-cash expenses	4,256	9,037	794	2,651	12,502	—	29,240
Changes in working capital	(4,500)	(19,915)	6,580	(32,879)	26,076	—	(24,638)

Net cash provided by operating activities	(5,448)	(12,845)	985	4,020	69,017	—	55,729
Net cash used for investing activities	—	(5,371)	(500)	(4,062)	(13,004)	—	(22,937)
Net cash provided by (used for) financing activities	797	20,837	(1,950)	—	(41,170)	—	(21,486)
Effect on exchange rate changes on cash	—	—	—	—	(362)	—	(362)

Net increase (decrease) in cash and cash equivalents	(4,651)	2,621	(1,465)	(42)	14,481	—	10,944
Cash and cash equivalents at beginning of the year	4,756	931	1,545	—	6,998	—	14,230

Cash and cash equivalents at end of period	$105	$3,552	$80	$(42)	$21,479	$—	$25,174

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2003

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$52,876	$—	$22,549	$59,711	$(11,581)	$123,555
Cost of goods sold	—	29,720	(158)	10,393	31,796	(11,581)	60,170

Gross profit	—	23,156	158	12,156	27,915	—	63,385
Operating expenses	1,660	12,582	3,224	9,620	13,572	—	40,658

Operating income	(1,660)	10,574	(3,066)	2,536	14,343	—	22,727
Interest expense, net	1	(4,203)	(502)	(7)	(873)	—	(5,584)
Other income (loss)	(6)	3,365	212	(3,536)	(1,004)	—	(969)
Loss on extinguishment of debt	—	6,651	515	—	6,503	—	13,669
Income taxes	—	(2,209)	875	1,082	2,432	—	2,180

Net income (loss)	$(1,665)	$5,294	$(4,746)	$(2,089)	$3,531	$—	$325

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2003

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$136,964	$—	$62,691	$176,433	$(33,729)	$342,359
Cost of goods sold	—	78,125	(426)	27,021	87,814	(33,729)	158,805

Gross profit	—	58,839	426	35,670	88,619	—	183,554
Operating expenses	1,835	30,671	6,520	30,387	41,932	—	111,345

Operating income	(1,835)	28,168	(6,094)	5,283	46,687	—	72,209
Interest expense, net	1	(5,351)	(5,738)	(46)	(2,609)	—	(13,743)
Other income (loss)	(6)	8,956	(497)	(9,089)	(840)	—	(1,476)
Loss on extinguishment of debt	—	6,651	515	—	6,503	—	13,669
Income taxes	(5)	6,659	(2,898)	—	13,575	—	17,331

Net income (loss)	$(1,835)	$18,463	$(9,946)	$(3,852)	$23,160	$—	$25,990

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2003

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(1,835)	$18,463	$(9,946)	$(3,852)	$23,160	$—	$25,990
Non-cash expenses	1,803	15,479	2,113	236	4,848	—	24,479
Changes in working capital	199,464	(211,019)	9,443	4,011	(10,598)	—	(8,699)

Net cash provided by operating activities	199,432	(177,077)	1,610	395	17,410	—	41,770
Net cash used for investing activities	—	(13,048)	(321)	—	(3,176)	—	(16,545)
Net cash (used for) provided by financing activities	(196,497)	190,765	(1,421)	—	(17,655)	—	(24,808)
Effect on exchange rate changes on cash	—	—	—	—	(559)	—	(559)

Net increase (decrease) in cash and cash equivalents	2,935	640	(132)	395	(3,980)	—	(142)
Cash and cash equivalents at beginning of the year	—	654	610	—	11,390	—	12,654

Cash and cash equivalents at end of period	$2,935	$1,294	$478	$395	$7,410	$—	$12,512

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

Executive Overview

General—We are a rapidly growing and market leading, vertically-integrated manufacturer, marketer and distributor of premium visco-elastic mattresses and pillows that we sell globally in 60 countries primarily under the Tempur® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary visco-elastic pressure-relieving material is temperature sensitive, has a high density and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

On December 23, 2003, the Company closed its initial public offering of 21,562,500 shares of its common stock at an initial offering price of $14.00 per share. Of the 21,562,500 shares offered, the Company sold 6,250,000 shares and certain of the Company’s stockholders sold a total of 15,312,500 shares, which included the exercise in full of the underwriters’ overallotment option. The shares are traded on the New York Stock Exchange under the symbol “TPX”. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “the Company” and “Tempur-Pedic International” refer to Tempur-Pedic International Inc. only, and the terms “we,” “our,” “ours” and “us” refer to Tempur-Pedic International Inc. and its consolidated subsidiaries.

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

Key Operating Highlights

Our Net income and diluted earnings per share were $22.4 million and $0.22 per share with 103.0 million diluted weighted average shares outstanding for the three months ended September 30, 2004, compared to $0.3 million or $0.00 per share with 96.0 million diluted weighted average shares outstanding for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and September 30, 2003, Net income and diluted earnings per share were $51.1 million and $0.50 per share with 102.9 million diluted weighted average shares outstanding, and $26.0 million and $0.28 per share with 93.1 million diluted weighted average shares outstanding, respectively. In the third quarter of 2004 and 2003, the Company recorded $1.3 million and $1.6 million, respectively, of non-cash compensation expense associated with certain stock options granted prior to the initial public offering. For the nine months ended September 30, 2004, Net income includes non-cash stock-based compensation of $4.3 million and loss on debt extinguishment of $3.3 million, net of tax, relating to the redemption of $52.5 million aggregate principal amount of the outstanding 10 1/4% Senior Subordinated Notes due 2010, which we refer to herein as the “Senior Subordinated Notes”. For the nine months ended

September 30, 2003, Net income includes non-cash stock-based compensation of $1.7 million and transaction related expenses totaling $10.4 million, net of tax, relating to the write-off of deferred financing fees, original issue discount and prepayment penalties relating to the Company’s recapitalization in August 2003, and these amounts are included in Loss on debt extinguishment.

Net sales for the three months ended September 30, 2004 were $181.7 million as compared to $123.6 million for the three months ended September 30, 2003, an increase of $58.1 million, or 47%. This increase was primarily attributable to our growth in the Retail channel of our Domestic segment, which increased $40.5 million, or 77%, and represents 70% of our total Net sales growth. In addition, our International segment’s Retail channel grew $10.9 million, or 37%, and represents 19% of our total Net sales growth. Net sales for the nine months ended September 30, 2004 were $486.5 million as compared to $342.4 million for the nine months ended September 30, 2003, an increase of $144.1 million, or 42%. This increase was also primarily attributable to our growth in the Retail channel of our Domestic segment, which increased $95.6 million, which represents 66% of our total Net sales growth. In addition, our International segment’s Retail channel grew $31.1 million, which represents 22% of our total Net sales growth.

Operating income for the three months ended September 30, 2004 was $42.8 million as compared to $22.7 million for the three months ended September 30, 2003, an increase of $20.1 million, or 89%. Operating income as a percentage of Net sales was 24% for the three months ended September 30, 2004 and 18% for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and September 30, 2003, Operating income was $106.4 million and $72.2 million, respectively. This represents an increase of $34.2 million, or 47%. Operating income as a percentage of Net sales was 22% for the nine months ended September 30, 2004 and 21% for the nine months ended September 30, 2003. Operating income as a percentage of Net sales reflects the effects of product mix, decreased spending on selling and marketing as a percentage of sales due to the growth in our retail channel, increased spending on information technology, and implementation costs in 2004 to comply with the requirements of the Sarbanes-Oxley Act of 2002.

A summary of key operating results follows:

(In millions, except per share data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Chg%	2004	2003	Chg%
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$181.7	$123.6	47%	$486.5	$342.4	42%
Operating income	42.8	22.7	89%	106.4	72.2	47%
Net income	22.4	0.3	NM	51.1	26.0	97%
Weighted average shares, diluted	103.0	96.0	7%	102.9	93.1	11%
Earnings per share, diluted	$0.22	$0.00	NM	$0.50	$0.28	79%

Business Risks and Opportunities

Managing rapid growth—We have grown rapidly, with our Net sales increasing from approximately $221.5 million for the year ended December 31, 2001 to $479.1 million for the year ended December 31, 2003 and to $486.5 million for the nine months ended September 30, 2004. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhance operating and financial infrastructure and systems and expand the employee base in our operations. Our expenditures for advertising and other marketing-related activities are made as advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

Competition—Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. Our premium mattresses compete with a number of different types of mattress alternatives, including standard innerspring mattresses, visco-elastic and other foam mattresses, waterbeds, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs.

Our largest competitors have significant financial, marketing and manufacturing resources and better brand name recognition than our brand and sell their products through broader and more established distribution channels. Additionally, we believe that a number of our significant competitors now offer mattress products similar to our visco-elastic mattresses and pillows. We are susceptible to competition from lower priced product offerings. We provide strong channel profits to our retailers and distributors, which we believe will continue to provide an attractive business model for our retailers and discourage them from carrying competing lower priced products.

Financial leverage—As of September 30, 2004, the book value of our debt was $295.9 million, and our Stockholders’ equity was $177.9 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. Management believes that operating margins combined with the inherent operating leverage in the business will enable us to continue de-leveraging the business in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our amended senior credit facilities, or otherwise, to enable us to continue to de-leverage the business.

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

Revenue Recognition

Our estimates of sales returns are a critical component of our revenue recognition. We recognize sales, net of estimated returns, when we ship our products to customers and the risks and rewards of ownership are transferred to them. Estimated sales returns are provided at the time of sale, based on our level of historical sales returns. We allow returns for up to 120 days following a sale, depending on the channel and promotion. Our level of sales returns differs by channel, with our direct channel typically experiencing the highest rate of returns. Our level of returns has been consistent with our estimates and has been improving steadily over the last year as our retail channel, which experiences lower returns than other sales channels, continues to grow as a percentage of our overall Net sales.

Warranties

Cost of sales includes estimated costs to service warranty claims of our customers. Our estimate is based on our historical claims experience and extensive product testing that we perform from time to time. We provide a 20-year warranty for United States sales and a 15-year warranty for non-United States sales on mattresses, each prorated for the last 10 years. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and external product testing for the development of our estimate for warranty claims. Our estimate of warranty claims could be adversely affected if our historical experience ultimately proves to be greater than the performance of the product in our product testing. We also provide 2-year to 3-year warranties on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Our estimated obligation for warranty claims as of September 30, 2004 was $3.6 million. As of September 30, 2003, our estimated obligation for warranty claims was $3.8 million.

Impairment of Goodwill, Intangibles and Long-Lived Assets

Goodwill reflected in our Condensed Consolidated Balance Sheets consist of the purchase price from the Tempur acquisition (the Company acquired Tempur World, Inc. in 2002) in excess of the estimated fair values of identifiable net assets as of the date of the Tempur acquisition. Intangibles consist of tradenames for various brands under which our products are sold. Other intangibles include our customer database for our direct channel, process technology and the formulation of our visco-elastic pressure-relieving material.

We follow Statement of Financial Account Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). We perform an annual impairment test on all Goodwill and unamortized indefinite life intangible assets in the fourth quarter of each year. We performed the annual impairment test in the fourth quarter of 2003 to all existing goodwill and unamortized indefinite life intangible assets and no impairment existed as of December 31, 2003. If facts and circumstances lead our management to believe that one of our assets may be impaired, we will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write down that carrying amount to fair value to the extent necessary.

Estimates of fair value involve highly subjective judgments on the part of management, including the amounts of cash flows to be received, their estimated duration, and perceived risk as reflected in selected discount rates. In some cases, cash flows may be required to be estimated without the benefit of historical data, although historical data will be used where available. Although we believe our estimates and judgments are reasonable, different assumptions and judgments could result in different impairment, if any, of some or all of our recorded goodwill and indefinite-lived intangibles of $283.9 million as of September 30, 2004.

Impairment of long-lived assets is governed by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that whenever events or circumstances indicate that we may not be able to recover the net book value of our productive assets through future cash flows, an assessment must be performed of expected future cash flows, and undiscounted estimated future cash flows must be compared to the net book value of these productive assets to determine if impairment is indicated. Impaired assets are written down to their estimated fair value by recording an impairment charge to earnings. SFAS 144 provides that fair values may be estimated using discounted cash flow analysis or quoted market prices, together with other available information, to estimate fair values. We primarily use discounted cash flow analysis to estimate the fair value of productive assets when events or circumstances indicate that we may not be able to recover our net book values.

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

Income Tax Accounting

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date.

We recognize deferred tax assets in our balance sheets, and these deferred tax assets typically represent items deducted currently in the financial statements that will be deducted in future periods in tax returns. In accordance with SFAS 109, a valuation allowance is recorded against these deferred tax assets to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in future periods. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of tax loss carryforwards, both domestic and foreign, and the expiration dates of tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets, which, in our opinion, are reasonable under the circumstances.

At September 30, 2004, the Company had undistributed earnings of $73.0 million from its foreign subsidiaries determined under U.S. GAAP. In addition, the Company had undistributed earnings from periods ending prior to November 1, 2002 of $57.7 million determined under U.S. tax principles. No provisions have been made for U.S. income taxes or foreign withholding taxes on these undistributed earnings as of September 30, 2004 as these earnings are considered indefinitely reinvested.

These undistributed earnings could become subject to U.S. income taxes and foreign withholding taxes (subject to a reduction for foreign tax credits) if these undistributed earnings were remitted as dividends, loaned to Tempur-Pedic International or a U.S. subsidiary, or if the Company should sell its stock in the applicable subsidiaries; however, we do not currently expect these events to occur.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Several companies recently elected to change their accounting policies and record the fair value of options as an expense. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of the Company’s common stock at the grant date.

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

Certain options granted prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The unearned stock-based compensation will be amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. We have recorded deferred stock compensation of $4.7 million as of September 30, 2004, which is reflected as a component of Stockholders’ equity in the accompanying Condensed Consolidated Balance Sheet. We have recorded $1.3 million and $4.3 million of compensation expense included in general and administrative expenses for the quarter ended September 30, 2004 and nine months ended September 30, 2004, respectively. The future amortization of unearned stock-based compensation costs will be approximately $0.9 million for the remainder of 2004, $2.4 million in 2005, $1.1 million in 2006 and $0.2 million in 2007.

Results of Operations

The following table sets forth the various components of our Condensed Consolidated Statements of Income:

(In Millions)	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net sales	$181.7	$123.6	$486.5	$342.4
Cost of sales	85.6	60.2	228.3	158.8

Gross profit	96.1	63.4	258.2	183.6
Selling expenses	34.9	26.4	101.5	75.5
General and administrative and other	18.4	14.3	50.3	35.9

Operating income	42.8	22.7	106.4	72.2
Interest expense, net	6.2	5.6	17.9	13.7
Loss on extinguishment of debt	—	13.7	5.4	13.7
Other expense, net	(0.2)	(0.9)	—	(1.5)

Income before income taxes	36.4	2.5	83.1	43.3
Income tax provision	14.0	2.2	32.0	17.3

Net income	$22.4	$0.3	$51.1	$26.0

The following table sets forth the various components of our Condensed Consolidated Statements of Income, expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net sales	100%	100%	100%	100%
Cost of sales	47	49	47	46

Gross profit	53	51	53	54
Selling expenses	19	21	21	22
General and administrative and other	10	12	10	10

Operating income	24	18	22	21
Interest expense, net	3	5	4	4
Loss on extinguishment of debt	0	11	1	4
Other expense, net	0	(1)	0	0

Income before income taxes	20	2	17	13
Income tax provision	8	2	7	5

Net income	12%	0%	11%	8%

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

	Consolidated		Domestic		International
	Three Months Ended
(In millions)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Retail	$133.4	$82.0	$93.3	$52.8	$40.1	$29.2
Direct	24.8	20.8	21.3	18.4	3.5	2.4
Healthcare	11.4	10.7	2.8	2.6	8.6	8.1
Third Party	12.1	10.1	2.2	1.7	9.9	8.4

Domestic	$119.6	$75.5
International	62.1	48.1

	Consolidated		Domestic		International
	Nine Months Ended
(In millions)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Retail	$344.2	$217.5	$229.3	$133.7	$114.9	$83.8
Direct	72.6	63.7	61.7	55.3	10.9	8.4
Healthcare	33.6	31.9	8.2	7.0	25.4	24.9
Third Party	36.1	29.3	5.1	3.7	31.0	25.6

Domestic	$304.3	$199.7
International	182.2	142.7

Our Net sales and gross margins are influenced by several factors including changes in product mix, sales channel mix and geography mix. The largest growth in our business in the last year continues to be in the Domestic retail sales channel and the growth in this channel is driven primarily by growth in our sales to retail furniture stores. The Domestic retail channel contributed 51% of our Net sales in the third quarter of 2004 compared to only 43% in the third quarter of 2003. Our retail channel mix affects gross margin because we sell into the retail channel at wholesale prices compared to the full manufacturer’s suggested retail price (MSRP) that we receive in our direct channel. Our growth strategy domestically continues to focus primarily on increasing the retail presence for our products and building brand awareness in consumers through our advertising campaigns.

As of September 30, 2004, our products were offered in approximately 3,900 furniture retail stores domestically, representing an increase in the third quarter of approximately 300 stores. We are also in approximately 1,500 specialty stores in the U.S. In addition, in the third quarter we added approximately 280 retail stores internationally in the markets served directly by the Company.

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Net Sales. Net sales for the three months ended September 30, 2004 were $181.7 million as compared to $123.6 million for the three months ended September 30, 2003, an increase of $58.1 million, or 47%. The increase in Net sales was attributable to growth in our Domestic Net sales of $44.1 million, or 58%, to $119.6 million for the three months ended September 30, 2004 as compared to $75.5 million for the three months ended September 30, 2003 and an increase in our International Net sales of $14.0 million, or 29%, to $62.1 million for the three months ended September 30, 2004 as compared to $48.1 million for the three months ended September 30, 2003. The growth in our Domestic Net sales was attributable primarily to an increase in Net sales in our Retail channel of $40.5 million, or 77%. During the three months ended September 30, 2004 we added distribution to approximately 300 furniture retail stores in the US bringing the total US furniture retail stores to approximately 3,900. Growth in our International Net sales was attributable primarily to growth in the Retail channel of $10.9 million, or 37%. Internationally, we added placements in approximately 280 stores. Our Celebrity Mattress, introduced to the US market during the first quarter of 2004, represented 13% of Domestic net mattress sales across all channels for the three months ended September 30, 2004.

Cost of Sales. Cost of sales includes the cost of raw material purchases, manufacturing costs and distribution costs associated with the production and sale of products to our customers. The cost of delivering our products to customers is also included in Cost of sales. Cost of sales increased to $85.6 million for the three months ended September 30, 2004 as compared to $60.2 million for the three months ended September 30, 2003, an increase of $25.4 million, or 42%. The Cost of sales as a percentage of Net sales for the three months ended September 30, 2004 and September 30, 2003 was 47% and 49%, respectively. Cost of sales as a percentage of Net sales decreased primarily due to the Company importing mattresses from Europe during the three months ended September 30, 2003. Additionally, sales from higher priced mattress models affected cost of sales as a percentage of Net sales. Our Domestic Cost of sales increased to $59.7 million for the three months ended September 30, 2004 as compared to $40.0 million for the three months ended September 30, 2003, an increase of $19.7 million, or 49%. Our International Cost of sales, including eliminations for sales from the International segment to the Domestic segment, increased to $25.9 million for the three months ended September 30, 2004 as compared to $20.2 million for the three months ended September 30, 2003, an increase of $5.7 million.

Selling Expenses. Selling expenses include advertising and media production associated with our direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, and sales force compensation and customer service. Selling expenses increased to $34.9 million for the three months ended September 30, 2004 as compared to $26.4 million for the three months ended September 30, 2003, an increase of $8.5 million, or 32%. Selling expenses as a percentage of Net sales was 19% during the three months ended September 30, 2004 and 21% during the three months ended September 30, 2003. The increase in the dollar amount of Selling expenses was due to additional spending on advertising, sales compensation and point of purchase materials. Selling expenses as a percentage of Net sales are affected by our channel sales mix and the types of advertising and promotions run during the period.

General and Administrative and Other. General and administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new product developments. General and administrative and other expenses increased to $18.4 million for the three months ended September 30, 2004 as compared to $14.3 million for the three months ended September 30, 2003, an increase of $4.1 million, or 29%. The increase was due to additional spending on corporate overhead expenses, including information technology and professional services. General and administrative expenses for the three months ended September 30, 2004 included approximately $0.3 million in costs associated with our implementation of the requirements of Sarbanes-Oxley Section 404.

Certain stock options granted during the year prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. We recorded $1.3 million of compensation expense included in General and administrative expenses in the accompanying Condensed Consolidated Statements of Income for the three months ended September 30, 2004.

Interest Expense, Net. Interest expense, net includes the interest costs associated with our debt facilities and the amortization of deferred financing costs related to those facilities. Interest expense, net increased to $6.2 million for the three months ended September 30, 2004 as compared to $5.6 million for the three months ended September 30, 2003, an increase of $0.6 million. This relates to accelerated amortization of deferred financing costs associated with a discretionary payment on one of the term loans under our amended Senior Credit Facility during the three months ended September 30, 2004. In 2003, we entered into an interest rate cap agreement that effectively capped $60.0 million of our floating-rate debt at an interest rate of 5% plus applicable margin through March 2006. We are required under our existing credit agreements to hedge at least $60.0 million of our floating rate senior term debt.

Loss on Extinguishment of Debt. Loss on extinguishment of debt, a component of Other income (expense), net, for the three months ended September 30, 2003 includes transaction related expenses totaling $13.7 million relating to the write-off of deferred financing fees, original issue discount and prepayment penalties relating to the Company’s recapitalization in August 2003.

Income Tax Provision. Our effective tax rate for the three months ended September 30, 2004 was approximately 39% as compared to 87% for the three months ended September 30, 2003. The 87% effective tax rate for the three months ended September 30, 2003 was due to an adjustment for non-deductible compensation expense associated with certain options granted prior to the initial public offering.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Net Sales. Net sales for the nine months ended September 30, 2004 were $486.5 million as compared to $342.4 million for the nine months ended September 30, 2003, an increase of $144.1 million, or 42%. This increase is primarily attributable to a 58% growth in our Retail channel, which increased to $344.2 million for the nine months ended September 30, 2004 from $217.5 million for the nine months ended September 30, 2003. Our

Domestic Net sales for the nine months ended September 30, 2004 were $304.3 million as compared to $199.7 million for the nine months ended September 30, 2003. This represents an increase of $104.6 million, or 52%. The growth in our Domestic Net sales was attributable primarily to an increase in Net sales in our Retail channel of $95.6 million, or 72%. The increase in sales in the Domestic retail channel was attributable primarily to increased penetration of retail furniture stores. During the nine months ended September 30, 2004 we added distribution to approximately 1,200 furniture retail stores in the U.S. bringing the total U.S. furniture retail stores to approximately 3,900. This growth in our Domestic retail channel is a result of our ongoing strategy to expand our distribution for our products into traditional retail furniture stores in order to further penetrate the U.S. retail channel. Our International Net sales for the nine months ended September 30, 2004 were $182.2 million, as compared to $142.7 million for the nine months ended September 30, 2003. This represents an increase of $39.5 million, or 28%. The growth in our International Net sales was attributable primarily to growth in the Retail channel of $31.1 million, or 37%. The growth in our International retail channel reflects our continued commitment to expand our distribution internationally, primarily in Europe and Asia, through increasing the number of stores in which our products are offered and the continued development of new products for local markets.

Cost of Sales. Cost of sales increased to $228.3 million for the nine months ended September 30, 2004 as compared to $158.8 million for the nine months ended September 30, 2003, an increase of $69.5 million, or 44%. The Cost of sales as a percentage of Net sales for the nine months ended September 30, 2004 and September 30, 2003 was 47% and 46%, respectively. Cost of sales as a percentage of Net sales increased primarily due to the changing channel mix toward the Retail channel. Our Retail channel contributed approximately 71% of our net sales in the nine months ended September 30, 2004, compared to 64% in the nine months ended September 30, 2003. The Retail channel mix affects the percentage of Cost of sales to Net sales as we are selling into the Retail channel at wholesale prices compared to the full MSRP that we receive in the Direct channel. Our Domestic Cost of sales increased to $153.0 million for the nine months ended September 30, 2004 as compared to $104.7 million for the nine months ended September 30, 2003, an increase of $48.3 million, or 46%. Our International Cost of sales, including eliminations for sales from the International segment to the Domestic segment, increased to $75.3 million for the nine months ended September 30, 2004 as compared to $54.1 million for the nine months ended September 30, 2003, an increase of $21.2 million or 39%.

Selling Expenses. Selling expenses increased to $101.5 million for the nine months ended September 30, 2004 as compared to $75.5 million for the nine months ended September 30, 2003, an increase of $26.0 million, or 34%. Selling expenses as a percentage of Net sales was 21% during the nine months ended September 30, 2004 and 22% during the nine months ended September 30, 2003. The increase in the dollar amount of Selling expenses was due to additional spending on advertising, sales compensation and point of purchase materials. Selling expenses as a percentage of Net sales are affected by our channel sales mix and the types of advertising and promotions run during the period

General and Administrative and Other. General and administrative and other expenses increased to $50.3 million for the nine months ended September 30, 2004 as compared to $35.9 million for the nine months ended September 30, 2003, an increase of $14.4 million, or 40%. The increase was due to additional spending on corporate overhead expenses, including information technology and professional services. General and administrative expenses for the nine months ended September 30, 2004 included approximately $1.7 million in costs associated with our implementation of the requirements of Sarbanes-Oxley Section 404.

Certain stock options granted during the year prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. We recorded $4.3 million of compensation expense included in General and administrative expenses in the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2004.

Loss on Extinguishment of Debt. On January 23, 2004, we redeemed an aggregate principal amount of $52.5 million of the outstanding Senior Subordinated Notes issued by the Company’s subsidiaries Tempur-Pedic, Inc.

and Tempur Production USA, Inc. The redemption price was 110.25% of the principal amount plus accrued interest, and the redemption was funded with a portion of the net proceeds of the initial public offering of the Company. We reflected the $5.4 million redemption premium as a Loss on extinguishment of debt, a component of Other income (expense), net in the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2004.

Loss on extinguishment of debt, a component of Other income (expense), net, for the nine months ended September 30, 2003 includes transaction related expenses totaling $13.7 million relating to the write-off of deferred financing fees, original issue discount and prepayment penalties relating to the Company’s recapitalization in August 2003.

Interest Expense, Net. Interest expense, net increased to $17.9 million for the nine months ended September 30, 2004 as compared to $13.7 million for the nine months ended September 30, 2003, an increase of $4.2 million. This increase was due to higher average debt levels. In 2003, we entered into an interest rate cap agreement that effectively capped $60.0 million of our floating-rate debt at an interest rate of 5% plus applicable margin through March 2006. We are required under our existing credit agreements to hedge at least $60.0 million of our floating rate senior term debt.

Income Tax Provision. Our effective tax rate for the nine months ended September 30, 2004 was approximately 39% as compared to 40% for the nine months ended September 30, 2003. This decrease in our effective tax rate for the nine months ended September 30, 2004 was due to a decrease in subpart F type income and the amount of valuation allowances recorded against foreign net operating losses and an increase in benefit from charitable contributions.

Liquidity and Capital Resources

Liquidity

At September 30, 2004, we had working capital of $88.5 million including Cash and cash equivalents of $25.2 million, as compared to working capital of $55.0 million including $14.2 million in Cash and cash equivalents as of December 31, 2003. The $33.5 million increase in working capital was driven primarily by an increase in Accounts receivable, net and Cash and cash equivalents. Furniture store sales in the Retail channel are primarily credit sales. Accordingly, as our sales to furniture stores increase as a percentage of our Net sales, we expect that a greater proportion of our Net sales will generate Accounts receivable, and the amounts of our Accounts receivable will increase over time.

Our principal sources of funds are cash flows from operations and borrowings under our US and European revolving credit facilities. Our principal uses of funds consist of capital expenditures and debt service obligations. Capital expenditures totaled $23.0 million for the nine months ended September 30, 2004 and $17.3 million for the nine months ended September 30, 2003. We currently expect 2004 capital expenditures to be approximately $47.3 million, including approximately $16.0 million associated with the expansion of our European manufacturing facility and $13.0 million in capital expenditures related to the new manufacturing facility in New Mexico. Capital expenditures related to the expansion of our Duffield manufacturing facility were approximately $21.0 million. In addition, we currently expect 2005 capital expenditures related to the New Mexico manufacturing facility to be approximately $25.5 million.

Effective with the Company’s initial public offering on December 23, 2003, the authorized shares of capital stock were increased to 300 million shares of common stock and 10 million shares of preferred stock. All outstanding shares of the Company’s Series A convertible preferred stock, Class A common stock, Class B-1 common stock and Class B-1 common stock warrants were converted to Tempur-Pedic International common stock on a one-for-one basis. The Company raised $87.5 million from the initial public offering of 6,250,000 shares of common stock at a price to the public of $14.00 per share, all of which shares were issued and sold by the Company.

The Company received net proceeds, after deducting underwriting discounts and commissions, of $79.0 million, of which $18.7 million was used to pay down the Senior Term A loan in December 2003, and $60.3 million was invested in short-term, investment-grade, interest-bearing instruments. During January 2004, we used the remaining proceeds to repay $52.5 million of Senior Subordinated Notes. In conjunction with the repayment of the Senior Subordinated Notes, we reflected the $5.4 million redemption premium as a Loss on extinguishment of debt included in Other income (expense), net in the nine months ended September 30, 2004. Total offering expenses were approximately $8.6 million, including underwriters’ discount.

Our cash flow from operations increased to $55.7 million for the nine months ended September 30, 2004 as compared to $41.8 million for the nine months ended September 30, 2003, an increase of $13.9 million, or 33%. This increase in operating cash flows was primarily the result of an increase in Net income during the period of $25.1 million, which was offset by a change in operating items of $11.2 million.

Net cash used in investing activities increased to $22.9 million for the nine months ended September 30, 2004 as compared to $16.5 million for the nine months ended September 30, 2003, an increase of $6.4 million or 39%. Investing activities in the nine months ended September 30, 2004 consisted primarily of our expansion of the European manufacturing facility.

Cash flow used by financing activities decreased to $21.5 million for the nine months ended September 30, 2004 as compared to $24.8 million for the nine months ended September 30, 2003, a decrease of $3.3 million or 13%. This decrease is due primarily to the repayment of our long-term debt and revolving credit facility offset by the use of proceeds from the initial public offering to repay $52.5 million of Senior Subordinated Notes, and a dividend payment to shareholders in 2003.

On August 26, 2004, we amended and restated our senior secured credit facility (Senior Credit Facility). Significant amendments include a 75 basis point reduction in the interest rates applicable to various components of the facilities; a more flexible covenant package, including the elimination of the maximum capital expenditure covenant; the allowance of Industrial Revenue Bond financing for the Albuquerque, New Mexico manufacturing facility; and the elimination of annual excess cash flow sweeps. In addition, borrowing availability is no longer determined based on a borrowing base. The amended and restated Senior Credit Facility continues to provide for revolving credit facilities in the committed amounts of $20 million in the United States and $15 million in Europe with an additional $5 million working capital line in Europe, and term loans in the aggregate amount of approximately $183.5 million outstanding as of September 30, 2004. The revolving credit facilities continue to mature in 2008 and the term loans continue to mature in 2008 and 2009.

At September 30, 2004, we had approximately $18.4 million available under our U.S. and European revolving credit facilities. In addition to the availability under the revolving credit facilities, we have $5 million availability under the European working capital line.

Impact of Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. On October 10, 2003, the FASB issued Staff Position (FSP) FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” (the FSP). The FSP defers the effective date of FIN 46 for VIEs created or acquired prior to February 1, 2003 until the end of fiscal periods ending after December 15, 2003. The Company adopted the provisions of FIN 46 effective on March 31, 2004 and its adoption did not have an impact on our consolidated financial statements.

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

Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. Our premium mattresses compete with a number of different types of mattress alternatives, including standard innerspring mattresses, visco-elastic and other foam mattresses, waterbeds, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs.

Our largest competitors have significant financial, marketing and manufacturing resources and better brand name recognition than our brand, and sell their products through broader and more established distribution channels. In addition, we believe that a number of companies offer foam mattress products similar to our visco-elastic mattresses and pillows. These competitors or other mattress manufacturers may aggressively pursue the visco-elastic mattress market. Any such competition by established manufacturers or new entrants into the market could impair our business, financial condition and operating results by causing our products to lose market share. In addition, should any of our competitors reduce prices on premium mattress products, we may be required to implement price reductions in order to remain competitive, which could significantly impair our liquidity and profitability. The pillow industry is characterized by a large number of competitors, none of which is dominant, but many of which have greater resources than us and better brand name recognition than our brand.

We may be unable to effectively manage our growth, which could reduce our liquidity and profitability.

We have grown rapidly, with our net sales increasing from approximately $221.5 million in 2001 to approximately $479.1 million for the year ended December 31, 2003 and to $486.5 million for the nine months ended September 30, 2004. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. Our growth may strain these resources to the point where they are no longer adequate to support our operations, which would require us to make significant expenditures in these areas. To manage growth effectively, we must:

•	significantly increase the volume of products manufactured at our manufacturing facilities;

•	continue to enhance our operational, financial and management systems, including our database management, tracking of inquiries, inventory control, product distribution network and managing a growing base of retailers; and

•	expand, train and manage our employee base.

We may not be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business, financial condition and operating results.

We may be unable to sustain growth or profitability, which could impair our ability to service our indebtedness and make investments in our business.

Our ability to service our indebtedness depends, to a significant extent, on our ability to grow our business while maintaining profitability. We may not be able to sustain growth or profitability on a quarterly or annual basis in future periods. There is a limit to the extent to which we can effectively grow in our current business model and we do not know whether we are at or near that limit. Further, our future growth and profitability will depend upon a number of factors, including without limitation:

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

Our operating results are increasingly subject to seasonal and quarterly fluctuations, which could adversely affect the market price of our common stock.

A significant and growing portion of our growth in net sales is attributable to growth in sales in our domestic retail channel, particularly sales to furniture stores. We believe that our sales of mattresses and pillows to furniture stores is subject to seasonality inherent in the bedding industry [with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters]. Accordingly, our total net sales may be affected by this seasonality as our domestic retail sales channel continues to grow as a percentage of our overall net sales.

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

Part of our domestic marketing and advertising strategy in certain domestic channels focuses on providing a 90-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the three months ended September 30, 2004, in the United States we had approximately $6.8 million in returns for a return rate of approximately 6% of our Net sales in the United States. For the nine months ended September 30, 2004, in the United States we had approximately $22.4 million in returns for a return rate of approximately 7% of our Net sales in the United States. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited 20-year warranty on mattresses sold in the United States and a limited 15-year warranty on mattresses sold outside of the United States. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing. If our warranty reserves are not adequate to cover future warranty claims, their inadequacy could reduce our liquidity and profitability if our warranty costs exceed our reserves.

Our product development and enhancements may not be successful, which could reduce our ability to compete and our revenues and profitability.

Our business focuses on mattresses and pillows made with our visco-elastic pressure relieving material, and we are vulnerable to shifting consumer tastes and demands. Our growth and future success will depend, in part, upon our ability to enhance our existing products and to develop and market new products on a timely basis that respond to customer needs and achieve market acceptance. We may not be successful in developing or marketing enhanced or new products, and such products may not be accepted by the market.

We are subject to risks from our international operations, such as increased costs and the potential absence of intellectual property protection, which could impair our ability to compete and our profitability.

We currently conduct international operations in 15 countries directly and in 45 additional countries through distributors, and we may pursue additional international opportunities. We generated approximately 37% of our Net sales from non-US operations during the nine months ended September 30, 2004, and international suppliers provided a significant portion of our manufacturing material during this period. Our international operations are subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, the potential unavailability of intellectual property protection and labor issues.

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

We rely on trade secrets to protect the design, technology and function of our visco-elastic pressure relieving material and our products. To date, we have not sought United States or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing visco-elastic material and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on other aspects of our products. However, the principal product formula and manufacturing processes for our visco-elastic pressure relieving material and our products are not patented. We own ten United States patents, and we have nine United States patent applications pending. Further, we own approximately thirty-four foreign patents, and we have approximately seventeen foreign patent applications pending. In addition, we hold approximately one hundred trademark registrations worldwide. We own United States and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

Although our trademarks are currently registered in the United States and registered or pending in approximately fifty one foreign countries, they could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against it. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. In addition, if we incur significant costs defending our trademarks that could also decrease our liquidity and profitability. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. Furthermore, our patents may not provide meaningful protection and patents may never be issued for our pending patent applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

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

Our top five customers, collectively, accounted for 13% of our Net sales for the three and nine months ended September 30, 2004. Our largest customer, Brookstone Company, Inc., accounted for 6% of our Net sales for the three months ended September 30, 2004 and 5% for the nine months ended September 30, 2004. Many of our customer arrangements, including the one with Brookstone, are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could reduce our liquidity and profitability.

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

We currently obtain all of the materials used to produce our visco-elastic pressure relieving material from outside sources. We currently acquire almost all of our polyol from two suppliers. If we were unable to obtain polyol from these suppliers, we would have to find replacement suppliers. Any substitute arrangements for polyol might not be on terms as favorable to us. In addition, we purchase proprietary additives from a number of vendors, including one from whom we are obligated to purchase minimum quantities. We may not be able to prevent an interruption of production if any supplier were to discontinue supplying us for any reason. We maintain relatively small supplies of our raw materials on-site, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales, or could cause an increase in our cost of sales, and either of these results could decrease our liquidity and profitability. In addition, we outsource much of the sewing and cutting of our mattress and pillow covers to Poland and the Ukraine. If we were no longer able to outsource this labor, we could source it elsewhere at a higher cost. To the extent we are unable to pass those higher costs to our customers, those costs could reduce our gross profit margin, which could result in a decrease in our liquidity and profitability.

We are subject to fluctuations in exchange rates, which could increase the costs of our products and reduce our ability to sell our products in foreign markets.

Approximately 34% of our Net sales were received or denominated in foreign currency for the three months ended September 30, 2004 and 37% for the nine months ended September 30, 2004. As a result, we are exposed to foreign currency exchange rate risk, primarily with respect to changes in value of certain foreign currency denominated assets and liabilities of our Denmark manufacturing operations. Although we have in the past entered into hedging transactions to manage this risk and expect that we will continue to do so in the future, the hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “—Foreign Currency Exposures” in Item 3.

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

We currently produce all of our products in two manufacturing facilities and have commenced construction on a third manufacturing facility, and unexpected equipment failures, delays in deliveries, catastrophic loss may lead to production curtailments or shutdowns, or construction delays.

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

If we are unable to expand our manufacturing capacity on a timely basis, we may not be able to meet the anticipated demand for our products, and if the cost of building these expansions exceeds our estimates, it may have a material adverse affect on our liquidity. In September 2004, we commenced construction on our third manufacturing facility, which will be located in Albuquerque, New Mexico. If the construction of this manufacturing facility is delayed, we may not have the manufacturing capacity necessary to meet anticipated future demand for our products. In addition, if our capital expenditures exceed our estimates, our liquidity and profitability could be impaired.

A deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of September 30, 2004, we had approximately 1,200 full-time employees, with approximately 535 in the United States, 285 in Denmark and 380 in the rest of the world. The employees in Denmark are under a government labor union contract but those in the United States are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

Our senior management team has limited experience working together as a group, and may not be able to effectively manage our business.

Several members of our senior management team have been hired since 2001. As a result, our senior management team has limited experience working together as a group. Our senior management team’s lack of shared experience could have an adverse effect on its ability to quickly and efficiently respond to problems and effectively manage our business.

Our leverage limits our flexibility and increases our risk of default.

As of September 30, 2004, the book value of our long-term debt was $295.9 million. In addition, as of September 30, 2004, our stockholders’ equity was $177.9 million. Our high degree of leverage could have important consequences to our investors, such as:

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

The market price of the Company’s common stock could decline as a result of sales of substantial amounts of its common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of September 30, 2004, there were 97,816,948 shares of the Company’s common stock outstanding. All of the 21,562,500 shares of the Company’s common stock sold in the initial public offering described above are freely transferable without restriction or further registration under the Securities Act of 1933, except for those shares of the Company’s common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties.

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

As of September 30, 2004, our executive officers, directors, current principal stockholders, and their respective affiliates beneficially own, in the aggregate, approximately 70% of the Company’s outstanding common stock on a diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to control substantially all matters requiring approval by the Company’s stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which other stockholders may not agree or that may not be in the best interest of other stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. A sensitivity analysis indicates that if the exchange rate of the United States Dollar to foreign currency at September 30, 2004 moved adversely by 10%, we would incur additional losses of approximately $0.5 million on foreign currency forward contracts outstanding at September 30, 2004. Such losses would be largely offset by gains from the revaluation or settlement of the underlying positions economically hedged. This calculation assumes that each exchange rate would change in the same direction relative to the United States Dollar.

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

Interest Rate Risk

We are exposed to changes in interest rates. All of our indebtedness under our amended senior credit facilities is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On September 30, 2004, we had variable rate debt of approximately $196.5 million. Holding other variables constant including levels of indebtedness, a one hundred basis point increase in interest rates on our variable rate debt would have an estimated impact on income before income taxes for the next year of approximately $2.0 million. We are required under the terms of our amended senior credit facilities to have at least $60.0 million of our total indebtedness subject to either a fixed interest rate or interest rate protection for a period of not less than three years within 60 days from the date of the closing of the recapitalization.

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

The fair value carrying amount of these instruments was $0.2 million at September 30, 2004 and $0.7 million at December 31, 2003, which is recorded as follows:

($ in millions)	September 30, 2004	December 31, 2003
Foreign exchange receivable	$0.2	$0.5
Interest rate caps	—	0.2

Total	$0.2	$0.7

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as defined in the rules promulgated under the Securities and Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, financial condition, liquidity or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) through (c) are not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a) Not applicable

(b) Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	*	Third Amended and Restated Credit Agreement, dated as of August 26, 2004, among Tempur-Pedic International Inc., Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan Foam ApS, certain other subsidiaries of Tempur-Pedic International, General Electric Capital Corporation and the other agents and lenders named therein.

10.2		Option Agreement dated as of July 13, 2004 between Tempur-Pedic International Inc. and Sir Paul Judge.

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 001-31922) filed with the Commission on August 31, 2004.
**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: November 2, 2004	By:	/s/ DALE E. WILLIAMS
Dale E. Williams Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)