Form 10-K
period 2004-12-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2005-03-08
CIK 1206264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2004, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $404,600,237.

The number of shares outstanding of the registrant’s common stock as of March 4, 2005 was 98,481,480 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I and Part II of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

All forward-looking statements attributable to us apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. Except as may be required by law, we undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

i

PART I

ITEM 1. BUSINESS

As used in this report, the term “Tempur-Pedic International” refers to Tempur-Pedic International Inc. only and the terms “we,” “our,” “ours,” and “us” refer to Tempur-Pedic International and its consolidated subsidiaries. Unless otherwise noted, all financial information in this report is consolidated information for Tempur-Pedic International or its predecessor, and all references to dollars are to United States dollars.

General

We are a rapidly growing and market leading, vertically-integrated manufacturer, marketer and distributor of premium mattresses and pillows that we sell globally in 60 countries primarily under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary visco-elastic pressure relieving material is temperature sensitive, has a high density and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

The quality of our products has recently been recognized by the following:

•	In April 2003, in Consumers Digest one of our mattresses was named among the eight “best buys” of the mattress industry in the applicable price range.

•	In September 2004, we were added to the list of “approved” products by Good Housekeeping magazine, which earned us the privilege to display the Good Housekeeping Seal across our entire line of mattresses.

•	In December 2004 ‘The ComfortPillow by Tempur-Pedic’TM, was awarded “best buy” status in the premium pillow category by Consumers Digest.

In addition, consumer surveys commissioned on our behalf over the last several years have indicated that our products achieve satisfaction ratings generally ranging from 80% to 92%.

While most standard mattress companies offer pricing discounts through a single channel, we sell our premium mattresses and pillows through multiple channels at full prices. We sell our products through four distribution channels: Retail (furniture and specialty stores, as well as department stores internationally); Direct (direct response and internet); Healthcare (chiropractors, medical retailers, hospitals and other healthcare markets); and Third party distributors. In the United States, we sell a majority of our mattresses and pillows through the Retail channel. We also have a direct response business that generates product sales and enhances awareness of our brand. For the year ended December 31, 2004, International sales accounted for approximately 37% of our Net sales, with the United Kingdom, Germany, Netherlands, Spain and Japan representing our largest markets. In Asia, our Net sales consist primarily of pillows. Internationally, in addition to sales through our Retail channel, we sell a significant amount of our products through the Healthcare channel and Third party distributors. In the three years ended December 31, 2004, our total Net sales grew at a compound annual rate of approximately 46%, and for the year ended December 31, 2004, we had Net sales of $684.9 million.

Our principal executive office is located at 1713 Jaggie Fox Way, Lexington, Kentucky 40511 and our telephone number is (800) 878-8889. We were incorporated under the laws of the State of Delaware in September 2002.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to

Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.tempurpedic.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

Market Opportunity

Global Mattress Market

The International Sleep Products Association (ISPA) estimates that the United States wholesale market for mattresses and foundations in 2004 was approximately $5.6 billion. We believe the international mattress market is generally the same size as the domestic mattress market. According to ISPA, from 1991 to 2004, mattress unit sales grew in the United States at an average of approximately 500,000 units annually, with approximately 22.5 million mattress units sold in the United States in 2004, although annual sales decreased during the 2000 to 2002 period. We believe a similar number of mattress units were sold outside the United States in 2004. ISPA further estimates that approximately 20% of those mattress units were sold at retail price points greater than $1,000, which is the premium segment of the market we target and which we believe is the fastest growing segment in the industry.

Most standard mattresses are made using innersprings, and most innerspring mattresses are sold for under $1,000, primarily through retail furniture and bedding stores. Alternatives to standard and premium innerspring mattresses include visco-elastic and foam mattresses, as well as airbeds and waterbeds. Three large manufacturers (Sealy Corporation, Serta, Inc., and Simmons Company) dominate the standard innerspring mattress market in the United States, accounting for approximately 59% of wholesale mattress dollar sales in 2003 according to Furniture/Today, a trade publication. The balance of the United States wholesale mattress market is fragmented, with a large number of other manufacturers, many of which operate primarily on a regional basis. Standard innerspring mattresses represent approximately 80% of the overall mattress market in the United States.

The medical community is also a large consumer of mattresses to furnish hospitals and nursing homes. In the United States, there are approximately 15,400 nursing homes and 5,000 hospitals with a collective bed count in excess of 2.7 million. Medical facilities typically purchase twin mattresses with standard operating functions such as adjustable height and mechanisms to turn patients to prevent pressure ulcers (or bed sores). We believe demographic trends suggest that as the population ages, the healthcare market for mattresses will continue to grow.

Global Pillow Market

We estimate that the United States retail market for pillows is approximately $1.1 billion. The United States pillow market has a traditional and specialty segment. Traditional pillows are generally made of low cost foam or feathers, other than down. Specialty pillows include all alternatives to traditional pillows, including visco-elastic, foam, sponge rubber and down. We believe the international pillow market is generally the same size as the domestic pillow market.

Our Market Position

We are the leading global manufacturer, marketer and distributor of premium mattresses and pillows. We believe consumer demand for our premium products in the United States is being driven primarily by increased housing and home furnishing purchases by the “baby boom” generation; significant growth in our core demographic market as the baby boom generation ages; increased awareness of the health benefits of a better quality mattress; and the shifting consumer preference from firmness to comfort. Our Net sales of mattresses, including overlays, have increased from $116.8 million in 2001 to $433.3 million in 2004 (a 55% compound annual growth rate), and Net sales of pillows have increased from $75.3 million in 2001 to $138.0 million in 2004 (a 22% compound annual growth rate). As consumers continue to prefer alternatives to standard innerspring mattresses, our products become more widely available and as our brand gains broader consumer recognition, we expect that our premium products will continue to attract sales away from the standard mattress market.

Competitive Strengths

We believe we are well-positioned for continued growth in our target markets, and that the following competitive strengths differentiate us from our competitors:

Superior Product Offering

Our proprietary visco-elastic mattresses and pillows conform to the body more naturally and provide better spinal alignment, reduced pressure points, greater relief of lower back and neck pain, and a better quality sleep than traditional bedding products. We believe the benefits of our products have become widely recognized, as evidenced by the more than 25,000 healthcare professionals who recommend our products and the approval of one or more of our products for purchase or reimbursement by the government healthcare agencies in several European countries. Consumer surveys commissioned on our behalf in recent years indicate that our products achieve satisfaction ratings generally ranging from 80% to 92%. Further, we continue to leverage our unique and proprietary manufacturing process to develop new products and refine existing products to meet the changing demands and preferences of consumers. Our innovative products distinguish us from the major manufacturers of standard innerspring mattresses and traditional pillows in the United States, which we believe offer generally similar products and must compete primarily on price.

Increasing Global Brand Awareness

We believe consumers in the United States and internationally increasingly associate our brand name with premium quality products that enable better overall sleep. We sell our products in 60 countries primarily under the TEMPUR® and Tempur-Pedic® brands. Our TEMPUR® brand has been in existence since 1991 and its global awareness is reinforced by our high level of customer satisfaction. In April 2003, Consumers Digest named one of our mattresses among the eight “best buys” of the mattress industry in the applicable price range. In September 2004, we were added to the list of “approved” products by Good Housekeeping magazine, which earned us the privilege to display the Good Housekeeping Seal across our entire line of mattresses. In addition, in December 2004 ‘The ComfortPillow by Tempur-Pedic’™ was awarded “best buy” status in the premium pillow category by Consumers Digest. Furthermore, we believe our direct response business and associated multi-channel advertising in our domestic and international markets have enhanced awareness of our brand.

Diversified Product Offerings Sold Globally Through Multiple Distribution Channels

Our diversified product offerings include mattresses, pillows and other products, primarily adjustable beds, which we sell through all of our channels. For the year ended December 31, 2004, mattress, pillow and other product sales, primarily adjustable beds, represented 63%, 20% and 17%, respectively, of our Net sales. For the year ended December 31, 2004, our Retail channel represented 71% of Net sales, with our Direct, Healthcare and Third party distributor channels representing 15%, 7% and 7%, respectively. Domestic and International operations generated 63% and 37%, respectively, of Net sales for the year ended December 31, 2004.

Strong Financial Performance

Our business generates significant free cash flow due to the combination of our rapidly growing revenues, strong gross and operating margins, low maintenance capital expenditures and working capital requirements, and limited corporate overhead. Further, our vertically-integrated operations generated an average of approximately $0.5 million in Net sales per employee in 2004. For the year ended December 31, 2004, our Gross profit margin and Net income margin were 53% and 11%, respectively, on Net sales of $684.9 million. In addition, capital expenditures were $38.4 million for the year ended December 31, 2004, of which approximately $10.0 million was related to the enhancement of our existing assets, which includes our manufacturing facilities and distribution subsidiaries. Our strong financial performance gives us the flexibility to invest in our manufacturing operations, enhance our sales force and marketing, invest in information systems and recruit experienced management and other personnel.

Significant Growth Opportunities

We believe we have significant growth opportunities because we have penetrated only a fraction of our addressable market. As of December 31, 2004, our products were sold in approximately 4,100 furniture retail stores in the United States, out of a total of approximately 9,000 stores we have identified as appropriate targets. Similarly, we currently sell our products in approximately 3,300 furniture retail stores outside the United States, out of a total of approximately 7,000 stores we have identified as appropriate targets. Furthermore, we have recently begun to expand our direct response business in our European markets, based on our similar, successful initiatives in the United States and in the United Kingdom, to reach a greater number of consumers and increase our brand awareness. In addition, we currently supply only a small percentage of the approximately 15,400 nursing homes and 5,000 hospitals in the United States, with a collective bed count in excess of 2.7 million.

Our Products

Our proprietary visco-elastic mattresses and pillows contour to the body more naturally and enable better spinal alignment, reduced pressure points, greater relief of lower back and neck pain and better quality sleep compared to standard innerspring products and traditional pillows.

Our high-quality, high-density, temperature-sensitive visco-elastic material distinguishes our products from other products in the marketplace. Visco-elastic pressure-relieving material was originally developed by NASA in 1971 in an effort to relieve astronauts of the g-forces experienced during lift-off, and NASA subsequently made this formula publicly available. The NASA visco-elastic pressure-relieving material originally proved unstable for commercial use. However, after several years of research and development, we succeeded in developing a proprietary formulation and proprietary process to manufacture a stable, durable and commercially viable product. The key feature of our visco-elastic pressure-relieving material is its temperature sensitivity. It conforms to the body, becoming softer in warmer areas where the body is making the most contact with the visco-elastic pressure-relieving material and remaining firmer in cooler areas where less body contact is being made. As the material molds to the body’s shape, the body is supported in the correct anatomical position with the neck and spine in complete therapeutic alignment. Our visco-elastic pressure-relieving material also has higher density than other visco-elastic materials, resulting in improved durability and enhanced comfort. In addition, clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of decubitis, or bed sores, a major problem for elderly and bed-ridden patients.

Mattresses

Our mattresses, which represented 63% of worldwide sales in 2004 and are our leading product category in growth in recent years, are constructed to conform to the exact body shape of the consumer to evenly distribute weight and eliminate pressure points. Our mattresses are composed of patented multi-layer, heat sensitive, visco-elastic pressure-relieving material. Our patented mattress offerings include our Classic, Deluxe, ‘The CelebrityBed by Tempur-Pedic’TM, and our European Deluxe mattress.

Pillows

Our premium pillow offerings represented 20% of worldwide sales in 2004 and provide plush and pressure-relieving comfort as the temperature sensitive material molds to the body in a variety of styles. Our pillow offerings include ‘The ComfortPillow by Tempur-Pedic’™, which contains “micro-cushions” of TEMPUR® fill material in a specially designed cover, our classic cervical shaped pillow designed for neck and spine alignment, the Millennium pillow with its unique patented design and our newest Body and Supreme premium pillows introduced in the U.S. in 2004.

Other Products

Our other products, including adjustable beds, represented 17% of our worldwide sales in 2004. Our adjustable beds are the highest quality and most advanced adjustable beds available. Our mattress easily molds to the shape of the base to stay in place and perform better than other mattresses. In addition, this category includes foundations used to support our mattress products and many other types of offerings including a variety of cushions and other comfort products.

Marketing and Sales

While primarily a wholesaler, we market directly to consumers in the United States and the United Kingdom and have recently begun to expand similar programs in Europe. Our marketing strategy is to increase consumer awareness of the benefits of our products and to further associate our brand name with better overall sleep and premium quality products.

Retail

This channel is our fastest growing sales channel and is driven by a sales team dedicated to introducing our products to traditional furniture and bedding retailers. We work with and target furniture retailers, sleep shops, specialty back and gift stores, home stores and international department stores.

We are currently positioned in approximately 7,400 furniture stores worldwide. In the United States, the largest sales division is the retail sales division, which currently sells to approximately 1,500 specialty retail and approximately 4,100 furniture stores. We now sell our products in approximately 3,300 furniture stores in Europe. We plan to build and maintain our base of specialty retail stores.

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

Direct

This channel sells products directly to consumers through our call center operations and the internet in the United States and Europe. Advertising channels include television, magazines, radio and newspapers.

Our direct response marketing in the United States and United Kingdom targets customers through television, radio, magazine and newspaper product offering advertisements. Net sales from this division in the United States have grown from $7.0 million in 1997 to $84.2 million in 2004. During the same period in the United Kingdom, direct sales increased from $1.0 million to $12.5 million. Growth in direct response is primarily a function of advertising. We have recently introduced a direct response program in certain European markets to replicate the success achieved in the United States and the United Kingdom. Most direct response sales orders are taken through responding to in-bound telephone calls, although some orders are also accepted through the internet. We will seek to increase the portion of direct sales orders taken over the internet in order to make our direct sales process more efficient.

Healthcare

We sell to chiropractors, physical therapists, massage therapists, sleep clinics, other medical professionals and medical retailers that utilize our products to treat patients or recommend and/or sell them to their clients. In addition, we work closely with hospitals, nursing homes, and medical equipment providers to place our products in facilities where they will receive general public use.

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

Our Healthcare sales division in the United States, which we refer to as Tempur-Medical, began primarily through indirect sales of our mattresses and pillows through a network of medical professionals, and has grown to include direct sales to hospitals, nursing homes and medical retailers. We believe that this is a large potential market for our products, including approximately 15,400 nursing homes and 5,000 hospitals in the United States, with a collective bed count in excess of 2.7 million beds, and that this market should expand over time as the baby boom generation ages.

Third Party

We have successfully expanded distribution into international markets by utilizing third party distributors. Our approach to these developing markets has allowed us to build sales, marketing and brand awareness with minimal capital risk.

We have entered into written and verbal arrangements with third party distributors located in Eastern Europe, Asia/Pacific, the Middle East, Central and South America and Canada and Mexico. We utilize third party distributors to serve markets that are currently outside the range of our wholly-owned subsidiaries. We have recently made investments in personnel to manage and grow this important form of product distribution, and have restructured our organization to better track and manage our third party distribution arrangements.

Operations

Manufacturing and Related Technology

Our products are manufactured at plants in Aarup, Denmark and Duffield, Virginia, both of which we own. Much of the sewing and production of mattress and pillow covers is outsourced to third party suppliers.

The Danish plant has undergone several major plant expansions in the past five years, including a $18.4 million facility expansion in 2004. As a result of this expansion, the Danish plant is now approximately 517,000 square feet, and has increased its mattress production capacity by more than one hundred percent. In February 2004, we completed the $21.0 million expansion of our Virginia plant, which is now approximately 540,000 square feet.

In order to continue to increase productivity and expand our manufacturing capacity, we began construction in September 2004 on a third manufacturing facility located in Albuquerque, New Mexico, for which we estimate total construction costs to be approximately $90.0 million. This 750,000 square foot state-of-the-art mattress manufacturing plant will meet demand for our products primarily within the western United States as well as Canada, Mexico, and South America.

Our visco-elastic pressure-relieving material is a polyurethane product manufactured from polyol and proprietary additives. We limit the number of individuals who know or have access to the exact formula and manufacturing processes to make the visco-elastic pressure-relieving material. Our manufacturing process begins with the material used to make the visco-elastic product being mixed and poured into molds for pillows or formed into slabs for mattresses. For mattresses, the visco-elastic pressure-relieving material is then cut into appropriate sizes which are laminated before covering and shipping.

Suppliers

We currently obtain all of the materials used to produce our visco-elastic pressure-relieving material from outside sources. We currently acquire almost all our polyol, an industrial petroleum-based commodity, from two suppliers with a number of manufacturing locations around the world. We purchase proprietary additives from a number of vendors. We expect to continue these supplier relationships for the foreseeable future. We do not consider ourselves dependent upon any single outside vendor as a source of raw materials and believe that sufficient alternative sources of supply for the same or similar raw materials are available.

Research and Development

We continuously seek to improve our products’ performance and benefits. Through consumer surveys and consumer focus groups, we seek feedback on a regular basis to help enhance our products. Since the introduction of our first product in 1991, we have continued to improve and expand our product line, including new mattresses and pillows for all channels. We have invested $2.0 million, including $1.2 million in 2004, in a new Research and Development center located in Duffield, Virginia designed to facilitate detailed product testing and analysis utilizing state-of-the-art technology. In addition to our research and development efforts, we also devote significant efforts to product development as part of our sales and marketing operations. We intend to increase our spending on research and development efforts in order to continue providing superior and innovative mattress and pillow products to our target markets.

Competition

The mattress and pillow industries are highly competitive. Participants in the mattress and pillow industries have traditionally competed primarily based on price. Our premium mattresses compete with a number of different types of premium and standard mattress alternatives, including innerspring mattresses, foam mattresses, waterbeds, futons, air beds and other air-supported mattresses that are sold through a variety of channels, including furniture stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs. The pillow industry is characterized by a large number of competitors, none of which is dominant.

The standard mattress market in the U.S. is dominated by three large manufacturers of innerspring mattresses with nationally recognized brand names, Sealy, Serta, and Simmons. These three competitors also offer premium innerspring mattresses and collectively have a significant share of the premium mattress market in the United States. Select Comfort Corporation competes in the premium specialty mattress market and focuses on the air mattress market segment. The balance of the mattress market in the U.S. is served by a large number of other manufacturers, primarily operating on a regional basis. Many of these competitors and, in particular, the three largest manufacturers named above, have greater financial, marketing and manufacturing resources and better brand name recognition than our products and sell their products through broader and more established distribution channels. During the past few years, a number of our competitors have begun to offer visco-elastic mattress and pillow products.

The international market for mattresses and pillows is generally served by a large number of manufacturers, primarily operating on a regional basis. Some of these manufacturers also offer visco-elastic products.

Intellectual Property

We hold various United States and foreign patents and patent applications regarding certain elements of the design and function of our products, including our Classic and Deluxe mattress products, and our Millennium, Comfort and Leg-Spacer pillow products, among others. As of December 31, 2004, we had 10 issued United States patents, expiring at various points between 2013 and 2021, and 9 United States patent applications pending. We also held approximately 42 foreign patents and had approximately 21 foreign patent applications pending. Notwithstanding these patents and patent applications, we cannot assure you that these patent rights will provide substantial protection or that others will not be able to develop products that are similar to or competitive with our products. In addition, the principal product formula and manufacturing processes for our visco-elastic products are not patented. To our knowledge, no third party has asserted a claim against us alleging that any element of our product infringes or otherwise violates any intellectual property rights of any third party.

As of December 31, 2004, we held approximately 143 trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. TEMPUR® and Tempur-Pedic® are trademarks registered with the United States Patent and Trademark Office. We have a number of other registered marks, including ‘The Celebritybed by Tempur-Pedic’™, Swedish Sleep System® and Tempur-Med®, and our Tempur-Pedic logo is registered. In addition, we have United States applications pending for additional marks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each United States trademark registration is renewable indefinitely as long as the mark remains in use. We periodically review our portfolio of patents, patent applications, trademarks, trademark registrations and trademark registration applications, as well as our business plans, to determine whether our intellectual property portfolio is appropriately aligned with our business. Accordingly, we may sometimes permit certain intellectual property to lapse or go abandoned under appropriate circumstances. In addition, due to the uncertainties inherent in prosecuting patent applications and trademark registration applications, sometimes patent applications and trademark applications are rejected and we subsequently abandon them. In other circumstances, applications are allowed and either issue as patents or are registered. We are not aware of any material claims of infringement or other challenges asserted against our right to use these marks.

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

The U.S. Consumer Product Safety Commission and various state regulatory agencies are considering new rules relating to fire retardancy standards for the mattress and pillow industry. The State of California has adopted new fire retardancy standards beginning in 2005. We have developed product modifications that allow us to meet the new standards. Required product modifications have added cost to our products. Many foreign jurisdictions also regulate fire retardancy standards, and changes to these standards and changes in our products that require compliance with additional standards would raise similar risks.

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

The retail, direct marketing, customer service, and e-commerce applications are interfaced together to provide a fully integrated view of our customers and their activities across sales channels. Our Oracle-based ERP applications include modules in support of our finance and distribution operations. We recently upgraded our Oracle applications to the 11i version to provide significantly more flexibility, functionality and productivity cost savings. Our Microsoft-based manufacturing systems provide integrated resource planning and cost accounting applications to provide support for our manufacturing operations.

We use our own employees, supplemented by consultants and contractors, to deliver and maintain our technology systems and assets. Outsourcing is occasionally used for cost effectiveness or strategic reasons. We have a disaster recovery plan in place.

Employees

As of December 31, 2004, we have approximately 1,300 employees, with approximately 600 in the United States, 300 in Denmark and 400 in the rest of the world. Our employees in Denmark are under a government labor union contract. None of our United States employees are covered by a collective bargaining agreement. We believe our relations with our employees are generally good.

Risk Factors

The following risk factors and other information included in this report should be carefully considered. Please also see “Special Note Regarding Forward-Looking Statements” on page i.

We operate in the highly competitive mattress and pillow industries, and if we are unable to compete successfully, we may lose customers and our sales may decline.

Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. Our premium mattresses compete with a number of different types of mattress alternatives, including standard innerspring mattresses, visco-elastic mattresses, foam mattresses, waterbeds, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs.

Many of our competitors have greater financial, marketing and manufacturing resources and better brand name recognition than our brand, and sell their products through broader and more established distribution channels. In addition, we believe that a number of companies now offer mattress products claimed to be similar to our visco-elastic mattresses and pillows. These competitors or other mattress manufacturers may aggressively pursue the visco-elastic mattress market. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results by causing our products to lose market share. In addition, should any of our competitors reduce prices on premium mattress products, we may be required to implement price reductions in order to remain competitive, which could significantly impair our liquidity and profitability. The pillow industry is characterized by a large number of competitors, none of which is dominant, but many of which have greater resources than us and greater brand name recognition than our brand.

We may be unable to effectively manage our growth, which could reduce our liquidity and profitability.

We have grown rapidly, with our Net sales increasing from approximately $221.5 million in 2001 to approximately $684.9 million for the year ended December 31, 2004. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. Our growth may strain these resources to the point where they are no longer adequate to support our operations, which would require us to make significant expenditures in these areas. In addition, demand for our products may grow at a rate faster than anticipated, which may result in our inability to produce mattresses and pillows in the quantity demanded. To manage growth effectively, we must:

•	Continue to significantly increase the volume of products manufactured at our manufacturing facilities in time to meet the anticipated demand for our products;

•	continue to enhance our operational, financial and management systems, including our database management, tracking of inquiries, inventory control and product distribution network; and to manage our growing base of retailers, including ensuring compliance with distributor agreements and maintaining adequate credit controls; and

•	expand, train and manage our employee base.

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

A significant portion of our growth in Net sales is attributable to growth in sales in our Domestic retail channel, particularly sales to furniture stores. We believe that our sales of mattresses and pillows to furniture stores are subject to seasonality inherent in the bedding industry with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters. Accordingly, our Net sales may be affected by this seasonality as our domestic retail sales channel continues to grow as a percentage of our overall Net sales.

Our product development and enhancements may not be successful, which could reduce our ability to compete and reduce our revenues and profitability.

Our business focuses on mattresses and pillows made with our visco-elastic material, and we are vulnerable to shifting consumer tastes and demands. Our growth and future success will depend, in part, upon our ability to enhance our existing products and to develop and market new products on a timely basis that respond to customer needs and achieve market acceptance. We may not be successful in developing or marketing enhanced or new products, and such products may not be accepted by the market.

Regulatory requirements may require costly expenditures and expose us to liability.

Our products and our marketing and advertising programs are and will continue to be subject to regulation in the United States by various federal, state and local regulatory authorities, including the Federal Trade Commission and the U.S. Food and Drug Administration. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products. Compliance with these regulations may have an adverse effect on our business. For example, compliance with changes in fire resistance laws may be costly and could have an adverse impact on the performance of our products. The U.S. Consumer Product Safety Commission and various state regulatory agencies are considering new rules relating to fire retardancy standards for the mattress and pillow industry. The State of California has adopted new fire retardancy standards beginning in 2005. We have developed product modifications that allow us to meet the new standards. Required product modifications have added cost to our products. Many foreign jurisdictions also regulate fire retardancy standards, and changes to these standards and changes in our products that require compliance with additional standards would raise similar risks.

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

Our retail pricing policies are subject to antitrust regulations in the United States and abroad. If antitrust regulators in any jurisdiction in which we do business initiate investigations into or challenge our pricing or advertising policies, our efforts to respond could force us to divert management resources and we could incur significant unanticipated costs. If such an investigation were to result in a charge that our practices or policies were in violation of applicable antitrust laws or regulations, we could be subject to significant additional costs of defending such charges in a variety of venues and, ultimately, if there were a finding that we were in violation of antitrust laws or regulations, there could be an imposition of fines, damages for persons injured, as well as injunctive or other relief. Any requirement that we pay fines or damages could decrease our liquidity and profitability, and any investigation that requires significant management attention or causes us to change our business practices could disrupt our operations, also resulting in a decrease in our liquidity and profitability.

An increase in our product return rates or an inadequacy in our warranty reserves could reduce our liquidity and profitability.

Part of our Domestic marketing and advertising strategy in certain Domestic channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the year ended December 31, 2004, in the United States we had approximately $30.7 million in returns for a return rate of approximately 7% of our Net sales in the United States. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited 20-year warranty on mattresses sold in the United States and a limited 15-year warranty on mattresses sold outside of the United States. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing. If our warranty reserves are not adequate to cover future warranty claims, their inadequacy could have a material adverse effect on our liquidity and profitability.

We are subject to risks from our international operations, such as increased costs and the potential absence of intellectual property protection, which could impair our ability to compete and our profitability.

We currently conduct international operations in 14 countries directly and in 46 additional countries through distributors, and we may pursue additional international opportunities. We generated approximately 37% of our Net sales from non-U.S. operations during the year ended December 31, 2004, and international suppliers provided a significant portion of our manufacturing material during this period. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, the potential unavailability of intellectual property protection and labor issues.

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

We rely on trade secrets to protect the design, technology and function of our visco-elastic material and our products. To date, we have not sought United States or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing visco-elastic material and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on aspects of our manufacturing processes. However, the principal product formula and manufacturing processes for our visco-elastic material and our products are not patented. We own 10 United States patents, and we have 9 United States patent applications pending. Further, we own approximately 42 foreign patents, and we have approximately 21 foreign patent applications pending. In addition, we hold approximately 143 trademark registrations worldwide. We own United States and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

Although our trademarks are currently registered in the United States and registered or pending in 51 foreign countries, they could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against it. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. In addition, if we incur significant costs defending our trademarks that could also decrease our liquidity and profitability. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. Furthermore, our patents may not provide meaningful protection and patents may never be issued for our pending patent applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

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

Our top five customers, collectively, accounted for 13% of our Net sales for the year ended December 31, 2004. During this period, our largest customer accounted for 6% of our Net sales. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could reduce our liquidity and profitability.

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

We currently obtain all of the materials used to produce our visco-elastic material from outside sources. We currently acquire almost all of our polyol from two suppliers with multiple manufacturing facilities. If we were unable to obtain polyol from these suppliers, we would have to find replacement suppliers. Any substitute arrangements for polyol might not be on terms as favorable to us. In addition, we purchase proprietary additives from a number of vendors. We may not be able to prevent an interruption of production if any supplier were to discontinue supplying us for any reason. We maintain relatively small supplies of our raw materials on-site, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales, or could cause an increase in our cost of sales, and either of these results could decrease our liquidity and profitability. In addition, we outsource much of the sewing and cutting of our mattress and pillow covers to Poland and the Ukraine. If we were no longer able to outsource this labor, we could source it elsewhere at a higher cost. To the extent we are unable to pass those higher costs to our customers, those costs could reduce our gross profit margin, which could result in a decrease in our liquidity and profitability.

We may be adversely affected by fluctuations in exchange rates, which could affect our results of operations, the costs of our products and our ability to sell our products in foreign markets.

Approximately 37% of our Net sales were received or denominated in foreign currency for the year ended December 31, 2004. We have costs and revenues denominated in many currencies, and accordingly, as a result of currency fluctuations against the U.S. Dollar, our results of operations could be adversely impacted when these foreign costs and revenues are translated into U.S. Dollars for financial reporting purposes. In addition, we are exposed to foreign currency exchange rate risk with respect to changes in value of certain foreign currency denominated assets and liabilities, primarily with respect to our Denmark manufacturing operations. Although we have in the past entered into hedging transactions to manage this risk and expect that we will continue to do so in the future, the hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part II of this report. Our outlook assumes no significant changes in currency values from current rates. Should currency rates change sharply, our results could be negatively impacted.

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

We produce all of our products in two manufacturing facilities and have commenced construction on a third manufacturing facility, and unexpected equipment failures, delays in deliveries, catastrophic loss or construction delays may lead to production curtailments or shutdowns.

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

In September 2004, we commenced construction on our third manufacturing facility, located in Albuquerque, New Mexico. This facility is currently expected to require capital expenditures of approximately $90.0 million and to be completed by the second quarter of 2006. If construction of this manufacturing facility is delayed, we may not have the manufacturing capacity necessary to meet anticipated future demand for our products. In addition, if our capital expenditures exceed our estimates, our liquidity and profitability could be impaired.

A deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of December 31, 2004, we had approximately 1,300 full-time employees, with approximately 600 in the United States, 300 in Denmark and 400 in the rest of the world. The employees in Denmark are under a government labor union contract, but those in the United States are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our Net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

As of December 31, 2004, we had $289.7 million in Long-term debt outstanding. In addition, as of December 31, 2004, our Stockholders’ Equity was $213.6 million. Our high degree of leverage could have important consequences to our investors, such as:

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

Our ability to meet our debt obligations and to reduce our indebtedness will depend on our future performance, which depends partly on general economic conditions and financial, business, political and other factors that are beyond our control. We may not be able to continue to generate cash flow from operations at or above current levels and meet our cash interest payments on all of our debt and other liquidity needs. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our 10 1/4% Senior Subordinated Notes due 2010 (Senior Subordinated Notes) or our other debt, we may have to sell assets, seek additional capital or restructure or refinance our debt. We may not be able to pay or refinance our debt on acceptable terms or at all. Our ability to refinance all or a portion of our debt or to obtain additional financing is substantially limited under the terms of the indenture governing the Senior Subordinated Notes and our amended senior credit facility (Senior Credit Facility). Under the terms of our debt instruments, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, which would exacerbate the risks associated with our substantial leverage.

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

We are subject to interest rate risk in connection with our issuance of variable rate debt under our Senior Credit Facility. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $1.9 million for each 1% increase in interest rates until IBOR reaches 5%. After IBOR reaches 5% our annual interest expense on the unhedged portion of our floating rate indebtedness would increase by $1.3 million for each 1% increase in interest rates. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” under Part II of this report.

Our stock price is likely to continue to be volatile, your investment could decline in value, and we may incur significant costs from class action litigation.

The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations. Further, our common stock has a limited trading history. The trading price of our common stock may fluctuate significantly in response to various factors, including:

•	actual or anticipated variations in our quarterly operating results, including those resulting from seasonal variations in our business;

•	introductions or announcements of technological innovations or new products by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to patent our products and technologies;

•	changes in our financial estimates by securities analysts;

•	conditions or trends in the specialty bedding industry;

•	additions or departures of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by our competitors of their quarterly operating results or announcements by our competitors of their views on trends in the bedding industry;

•	regulatory developments in the United States and abroad; and

•	economic and political factors.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 4, 2005, there were 98,481,480 shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties.

In addition, on December 24, 2003, we registered up to 14,982,532 shares of our common stock reserved for issuance upon the exercise of options granted or reserved for grant under our 2002 Stock Option Plan, our 2003 Equity Incentive Plan and our 2003 Employee Stock Purchase Plan. Stockholders can sell these shares in the public market upon issuance, subject to restrictions under the securities laws and any applicable lock-up agreements.

At December 31, 2004, TA Associates, Inc. (TA) and Friedman Fleischer & Lowe, LLC (FFL) owned approximately 49% of our fully-diluted common stock, after giving effect to the vesting of all outstanding options. At December 31, 2004, the management team and certain key employees owned approximately 8% of our common equity on a fully-diluted basis, after giving effect to the vesting of all outstanding options. A number of these shares may be sold pursuant to Rule 144 or Rule 701 of the Securities Act. The issuance of shares underlying options issued under our 2002 Stock Option Plan, 2003 Equity Incentive Plan and 2003 Employee Stock Purchase Plan was registered under a registration statement on Form S-8, and these shares may be resold without restriction unless held by an affiliate, in which case they can be sold pursuant to Rule 144. In addition, TA and FFL and certain other parties to a registration rights agreement have the right, subject to certain conditions, to require us to register or include their shares under a registration statement.

Our current principal stockholders own a large percentage of our common stock and could limit you from influencing corporate decisions.

As of December 31, 2004, our executive officers, directors, current principal stockholders, and their respective affiliates beneficially own, in the aggregate, approximately 57% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to control substantially all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

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

ITEM 2. PROPERTIES

We operate in 60 countries and have wholly-owned subsidiaries in 14 countries, including our wholly-owned subsidiaries that own our manufacturing facilities in Denmark and Virginia. The following table sets forth certain information regarding our principal facilities at December 31, 2004.

We believe that our existing properties, which have been substantially used by us, are suitable for the conduct of our business. We believe that our existing properties are adequate for our present needs and, along with the manufacturing facility we are constructing in Albuquerque, New Mexico, will be adequate to meet our future needs. As described in Item 7. Management’s Analysis and Discussion of Financial Condition and Results of Operations, we operate in two business segments, Domestic and International. Our Domestic operating segment consists of our United States manufacturing facilities and our Corporate office operating expenses. Our International operating segment consists of our manufacturing facility in Denmark.

Name/Location	Approximate Square Footage	Title	Type of Facility
Tempur Production USA, Inc. Duffield, Virginia	540,000	Owned	Manufacturing
Tempur Production USA, Inc. Albuquerque, New Mexico	Under Construction	Owned	Manufacturing
Dan-Foam ApS Aarup, Denmark	517,000	Owned	Manufacturing
Tempur-Pedic, Inc. Lexington, Kentucky	72,000	Leased (until 2009)	Office and Warehouse
Tempur UK Ltd. Tempur House Middlesex, UB3 1BE, United Kingdom	56,650	Leased (until 2010 with a cancellation option in 2007)	Office and Warehouse
Tempur Deutschland GmbH Steinhagen, Germany	121,277	Owned	Office and Warehouse

We have additional facilities in 17 locations in 13 countries under leases with one to ten year terms.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, financial condition, liquidity or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning our executive officers as of the date of this report follows. There are no family relationships between any of the persons listed below, or between any of such persons and any of our directors or any persons nominated or chosen by us to become a director or executive officer.

Name	Age	Position
Robert B. Trussell, Jr.	53	Chief Executive Officer

H. Thomas Bryant	57	President

David Montgomery	43	Executive Vice President and President of International Operations

Matthew D. Clift	45	Executive Vice President of Global Operations

Dale E. Williams	42	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

David C. Fogg	46	Senior Vice President of Tempur-Pedic International and President of Tempur-Pedic, Inc. Retail Division.

Jeffrey B. Johnson	40	Vice President, Corporate Controller, Chief Accounting Officer and Assistant Secretary

Robert B. Trussell, Jr. is the Chief Executive Officer of Tempur-Pedic International and a member of Tempur-Pedic International’s board of directors. He has served in this capacity at Tempur-Pedic International or its predecessor since 2000, and from 2000 to December 2004, Mr. Trussell served as Tempur-Pedic International President. From 1992 to 2000, Mr. Trussell served as President of Tempur-Pedic, Inc., one of the predecessors to Tempur-Pedic International. Prior to joining Tempur-Pedic International, Mr. Trussell was general partner of several racing limited partnerships that owned racehorses in England, France and the United States. He was also the owner of several start-up businesses in the equine lending and insurance business. Mr. Trussell received his B.S. degree from Marquette University.

H. Thomas Bryant joined Tempur-Pedic International in July 2001. From July 2001 to December 2004, Mr. Bryant served as Executive Vice President and President of North American Operations. In December 2004, Mr. Bryant was promoted to President of Tempur-Pedic International. Prior to joining Tempur-Pedic International, from 1998 to 2001, Mr. Bryant was the President and Chief Executive Officer of Stairmaster Sports & Medical Products, Inc. From 1989 to 1997, Mr. Bryant served in various senior management positions at Dunlop Maxfli Sports Corporation, most recently as President. Prior to that, Mr. Bryant spent 15 years in various management positions at Johnson & Johnson. Mr. Bryant received his B.S. degree from Georgia Southern University.

David Montgomery joined Tempur-Pedic International in February 2003 and serves as Executive Vice President and President of International Operations, with responsibilities including marketing and sales. From 2001 to November 2002, Mr. Montgomery was employed by Rubbermaid, Inc., where he served as President of Rubbermaid Europe. From 1988 to 2001, Mr. Montgomery held various management positions at Black & Decker Corporation, most recently as Vice President of Black & Decker Europe, Middle East and Africa. Mr. Montgomery received his B.A. degree, with honors, from L’ Ecole Superieure de Commerce de Reims, France and Middlesex Polytechnic, London.

Matthew D. Clift joined Tempur-Pedic International in December 2004 and serves as Executive Vice President of Global Operations, with responsibilities including manufacturing and research and development. From 1991 to December 2004, Mr. Clift was employed by Lexmark International where he most recently served as Vice President and General Manager of the consumer printer division. From 1981 to 1991, Mr. Clift was employed by IBM Corporation and held several management positions in research and development and manufacturing. Mr. Clift obtained his B.S. degree in chemical engineering from the University of Kentucky.

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

David C. Fogg has served as a Senior Vice President and President of our North American Retail Division since 2001, and has been employed with Tempur-Pedic International or its predecessor, since 1995. Prior to that, Mr. Fogg was Vice President of International Sales at Occidental Petroleum’s Island Creek Coal Company. Mr. Fogg’s professional activities include participation in the International Sleep Products Association (ISPA) Board of Trustees, Better Sleep Council Board and Strategic Planning Committee. Mr. Fogg received his B.A. degree from Pomona College located in Claremont, California.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our sole class of common equity is our $0.01 par value common stock, which is trading on the New York Stock Exchange (NYSE) under the symbol “TPX.” Trading in our common stock commenced on the NYSE on December 18, 2003. Prior to that time, there was no public trading market for our common stock. As of March 4, 2005, there were 103 shareholders of record of our common stock.

The following table sets forth the high and low sales prices per share of our common stock as reported by the NYSE for the fiscal periods indicated.

	High	Low
Fiscal 2003
Quarter Ended
December 31 (beginning December 18)	$15.50	$14.74

Fiscal 2004
First Quarter	$17.90	$15.30
Second Quarter	$16.95	$12.28
Third Quarter	$15.19	$11.56
Fourth Quarter	$21.20	$15.25

In connection with our recapitalization in August 2003, we distributed approximately $160.0 million to our equityholders as a return of capital. Aside from this distribution, we have not declared or paid any dividends on our common stock. We currently intend to retain our future earnings, if any, to support the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and other factors that our board of directors may deem relevant.

The Securities and Exchange Commission declared our first registration statement, which we filed on Form S-1 (Registration No. 333-109798) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on December 17, 2003.

Our initial public offering was completed on December 23, 2003, at a price to the public of $14.00 per share, with an aggregate offering price of $301.9 million. The sale of shares of common stock by us resulted in gross proceeds of $87.5 million, $5.7 million of which we applied to underwriting discounts and commissions and approximately $2.8 million of which we applied to other offering expenses. As a result, we received net proceeds of approximately $79.0 million.

As of December 31, 2004, we used the net proceeds of this offering as follows:

•	approximately $18.7 million to repay existing debt under our Senior Credit Facility;

•	approximately $52.5 million to redeem 35% of our outstanding Senior Subordinated Notes in January 2004;

•	approximately $5.4 million to pay the prepayment penalty associated with the redemption of our Senior Suboridinated Notes in January 2004; and

•	approximately $2.4 million to pay interest related to our Senior Subordinated Notes at the time of redemption.

The information under the section entitled “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. Tempur World, Inc. was formed on January 1, 2000 to combine the manufacturing facilities and the worldwide distribution capabilities of all Tempur products, and our predecessor company for the period from January 1, 2000 to October 31, 2002 is Tempur World, Inc. Tempur-Pedic International was formed in 2002 by TA and FFL to acquire Tempur World, Inc., or Tempur World. This acquisition occurred effective November 1, 2002 and is sometimes referred to herein as the “Tempur acquisition”. We completed the Tempur acquisition (which we accounted for using the purchase method of accounting) as of November 1, 2002. As a result of adjustments to the carrying value of assets and liabilities pursuant to the acquisition, the financial position and results of operations for periods subsequent to the Tempur acquisition are not comparable to those of our predecessor.

We have derived our statements of income and balance sheet data as of and for the years ended December 31, 2004 and 2003, and for the two months ended December 31, 2002 from our audited financial statements. We have derived the statement of income and balance sheet data as of and for the ten months ended October 31, 2002, the years ended December 31, 2001 and 2000 from the audited financial statements of our predecessor company. Our financial statements as of and for the years ended December 31, 2004 and 2003, and the two months ended December 31, 2002, and our predecessor company’s financial statements for the ten months ended October 31, 2002 are included elsewhere in this report.

	Tempur-Pedic International Inc.					Predecessor
	Year Ended December 31,				Period From November 1, 2002 to December 31, 2002	Period from January 1, 2002 to October 31, 2002		Year Ended December 31,
($ in thousands)	2004		2003					2001		2000
Statement of Income Data:
Net sales	$684,866		$479,135		$60,644	$237,314		$221,514		$161,969
Cost of sales(1)	323,852		223,865		37,812	110,228		107,569		89,450

Gross profit	361,014		255,270		22,832	127,086		113,945		72,519
Operating expenses(2)	209,979		158,196		23,815	86,693		83,574		50,081

Operating income/(loss)	151,035		97,074		(983)	40,393		30,371		22,438
Interest expense, net	(23,550)		(20,521)		(2,955)	(6,292)		(6,555)		(2,225)
Other income/(expense)(3)	(5,298)		(15,351)		1,331	(1,724)		(316)		(947)

Income/(loss) before income taxes	122,187		61,202		(2,607)	32,377		23,500		19,266
Income taxes	47,180		23,627		640	12,436		11,643		6,688

Net income/(loss)	75,007		37,575		(3,247)	19,941		11,857		12,578
Preferred stock dividend	—		—		1,958	1,238		345		—

Net income/(loss) available to common stockholders	$75,007		$37,575		$(5,205)	$18,703		$11,512		$12,578

Balance Sheet Data (at end of period):
Cash and cash equivalents	$28,368		$14,230		$12,654	$6,380		$7,538		$10,572
Restricted cash(4)	—		60,243		—	—		—		—
Total Assets	639,623		620,349		448,593	199,641		176,841		144,305
Total senior debt	192,171		226,522		148,121	88,817		104,352		64,866
Total debt(5)	289,671		376,522		198,352	89,050		106,023		71,164
Redeemable preferred stock	—		—		—	15,331		11,715		—
Total Stockholders’ Equity	$213,621		$122,709		$151,606	$39,895		$16,694		$38,237

Other Financial and Operating Data (GAAP):
Depreciation and amortization	$28,519		$23,975		$3,306	$10,383		$10,051		$6,002
Net cash provided by operating activities	$76,966		$46,950		$12,385	$22,706		$19,716		$1,125
Net cash used by investing activities	$(38,351)		$(71,107)		$(1,859)	$(4,646)		$(34,862)		$(27,014)
Net cash (used) provided by financing activities	$(28,507)		$26,574		$(4,221)	$(19,702)		$12,593		$34,314
Diluted earnings (loss) per share	$0.73		$0.39		$(0.67)	N/A		N/A		N/A
Capital expenditures	$38,419		$32,597		$1,961	$9,175		$35,241		$27,418

Other Financial and Operating Data (non- GAAP):
Ratio of earnings to fixed charges(6)	3.1	x	3.9	x	—	5.1	x	4.3	x	5.1	x
Number of pillows sold, net(7)	2,896,786		2,751,221		—	—		—		—
Number of mattresses sold, net(7)	547,705		367,189		—	—		—		—

(1)	Includes $9.8 million in non-cash charges for the two months ended December 31, 2002 relating to the step-up in inventory as of November 1, 2002 relating to the Tempur acquisition.
(2)	Includes $9.4 million and $9.3 million in non-cash charges for the years ended December 31, 2004 and 2003. These amounts are comprised of $4.2 million and $5.1 million in amortization of definite-lived intangibles in 2004 and 2003, and $5.2 million and $4.2 million in non-cash stock-based compensation expense relating to stock option grants and acceleration in 2004 and 2003.
(3)	Includes $5.4 million in debt extinguishment charges for the redemption premium related to the redemption of $52.5 million of Senior Subordinated Notes for the year ended December 31, 2004. For the year ended December 31, 2003, includes $13.7 million in debt extinguishment charges relating to the write-off of deferred financing fees, the write-off of original issue discount and prepayment penalties in connection with the Recapitalization in August 2003.
(4)	As of December 31, 2003, we had approximately $60.2 million in restricted cash for the redemption of an aggregate principal amount of $52.5 million of Senior Subordinated Notes, the payment of a redemption premium of approximately $5.4 million and accrued interest expense of approximately $2.4 million which was paid in January 2004.
(5)	Includes $52.5 million in aggregate principal amount of Senior Subordinated Notes redeemed on January 23, 2004 for the year ended December 31, 2003.
(6)	The ratio of earnings to fixed charges for the period from November 1, 2002 to December 31, 2002 is less than one to one. Earnings deficiency for this period is $5.4 million.
(7)	Number of units sold, net is after the consideration of returned mattresses and pillows and excludes units shipped to fulfill warranty claims and promotional activities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and the audited consolidated financial statements and accompanying notes thereto included elsewhere in this report. Unless otherwise noted, all of the financial information in this report is consolidated financial information for Tempur-Pedic International Inc. or its predecessor. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Part I—Item 1. Business—Risk Factors.” Our actual results may differ materially from those contained in any forward-looking statements.

Executive Overview

General—We are a rapidly growing and market leading, vertically-integrated manufacturer, marketer and distributor of premium mattresses and pillows that we sell globally in 60 countries primarily under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary visco-elastic pressure relieving material is temperature sensitive, has a high density and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

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

On December 23, 2003, Tempur-Pedic International closed its initial public offering of 21,562,500 shares of its common stock at an initial offering price of $14.00 per share. Of the 21,562,500 shares offered, the Company sold 6,250,000 shares and certain of the Company’s stockholders sold a total of 15,312,500 shares, which included the exercise in full of the underwriters’ overallotment option.

On November 23, 2004, the Company closed a secondary offering of 14,950,000 shares of its common stock, including the subsequent exercise in full of the underwriters’ overallotment option, at an offering price of $18.96 per share. All shares were sold by certain of the Company’s stockholders pursuant to the terms of the registration rights agreement entered into in November 2002 in connection with the Tempur acquisition. The Company incurred $0.9 million in expenses associated with this offering.

Business Segment Information—We have two operating business segments: Domestic and International. These reportable segments are strategic business units that are managed separately.

The Domestic operating segment consists of our United States manufacturing facility, which commenced operations in July 2001 and whose customers include our United States distribution subsidiary and certain North American third party distributors. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Domestic segment. We evaluate segment performance based on Net sales and Operating income. For the purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Corporate office operating expenses and certain amounts for goodwill and other assets that are carried at the holding company level are included in the Domestic operating segment.

Economic and Industry Trends—The International Sleep Products Association (ISPA) estimates that the United States wholesale market for mattresses and foundations in 2004 was approximately $5.6 billion. We believe the international mattress market is generally the same size as the domestic mattress market. According to ISPA, from 1991 to 2004, mattress unit sales grew in the United States at an average of approximately 500,000 units annually, with approximately 22.5 million mattress units sold in the United States in 2004, although annual sales decreased during the 2000 to 2002 period. We believe a similar number of mattress units were sold outside the United States in 2004. ISPA further estimates that approximately 20% of those mattress units were sold at retail price points greater than $1,000, which is the premium segment of the market we target and which we believe is the fastest growing segment in the industry.

Strategy and Outlook

Our long-term goal is to become the world’s largest bedding company. In order to achieve this goal, we expect to continue to pursue certain key strategies in 2005:

•	We currently intend to maintain our focus primarily on premium mattresses and pillows and to regularly introduce new products. In 2005, we expect to introduce a futon product for the Japanese market and at least one new mattress in Europe and one new mattress in the U.S.

•	We plan to continue to invest in increasing our global brand awareness through targeted marking and advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	We plan to continue to extend our presence in furniture and bedding retail stores in both the U.S. and internationally.

•	We plan to continue to invest in our operating infrastructure to meet the requirements of our rapidly-growing business, including increases in our manufacturing capacity and our research and development capacity.

Factors That May Affect Future Performance

Managing Rapid Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $684.9 million for 2004. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhanced operating and financial infrastructure and systems and continued to expand the employee base in our operations. Our expenditures for advertising and other marketing-related activities are made as advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

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

Our largest competitors have significant financial, marketing and manufacturing resources and strong brand name recognition, and sell their products through broad and well established distribution channels. Additionally, we believe that a number of our significant competitors now offer mattress products claimed to be similar to our visco-elastic mattresses and pillows. We are susceptible to competition from lower priced product offerings. We provide strong channel profits to our retailers and distributors which management believes will continue to provide an attractive business model for our retailers and discourage them from carrying competing lower-priced products.

Significant Growth Opportunities—We currently sell our products in approximately 4,100 furniture retail stores in the United States, out of a total of approximately 9,000 stores we have identified as appropriate targets. We also sell products in approximately 3,300 furniture retail stores outside the United States, out of a total of approximately 7,000 stores that management has identified as appropriate targets. In addition, we have a significant installed pillow base in our Asia market that we believe creates an opportunity to develop a successful mattress market. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

We are also continuing to expand our direct response business in Europe, based on our direct response businesses in the United States and in the United Kingdom, to reach a greater number of consumers and increase our brand awareness.

In addition to these growth opportunities, management believes that we currently supply only a small percentage of approximately 15,400 nursing homes and 5,000 hospitals in the U.S., with a collective bed count in excess of 2.7 million. Clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of decubitis, or bed sores, a major problem for elderly and bed-ridden patients. A change in the U.S. Medicare and Medicaid reimbursement policies toward prevention of bed sores and away from treatment could expand our growth potential in this market. During the fourth quarter of 2004, we hired a new president for Tempur-Pedic Medical, Inc.

Financial Leverage—As of December 31, 2004, we had $289.7 million of Long-term debt outstanding, and our Stockholders’ Equity was $213.6 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. We believe that operating margins combined with the inherent operating leverage in the business will enable us to continue de-leveraging the business in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Credit Facility, or otherwise, to enable us to continue to de-leverage the business.

Exchange Rates—We have costs and revenues denominated in many currencies, and accordingly, as a result of currency fluctuations against the U.S. Dollar, our results of operations could be adversely impacted when these foreign costs and revenues are translated into U.S. Dollars for financial reporting purposes. In addition, we are exposed to foreign currency exchange rate risk with respect to changes in value of certain foreign currency denominated assets and liabilities, primarily with respect to our Denmark manufacturing operations. Our outlook assumes no significant changes in currency values from current rates. Should currency rates change sharply, our results could be negatively impacted.

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

Critical Accounting Policies and Estimates

Our management is responsible for our financial statements and has evaluated the accounting policies to be used in their preparation. Our management believes these policies are reasonable and appropriate. The following discussion identifies those accounting policies that we believe are critical in the preparation of our financial statements, the judgments and uncertainties affecting the application of those policies and the possibility that materially different amounts will be reported under different conditions or using different assumptions.

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

Revenue Recognition

Our estimates of sales returns are a critical component of our revenue recognition. We recognize sales, net of estimated returns, when we ship our products to customers and the risks and rewards of ownership are transferred to them. Estimated sales returns are provided at the time of sale, based on our level of historical sales returns. We allow returns for up to 120 days following a sale, depending on the channel and promotion. Our level of sales returns differs by channel, with our direct channel typically experiencing the highest rate of returns. Our level of returns has been consistent with our estimates and has been improving steadily over the last year as our retail channel, which experiences lower returns than other sales channels, continues to grow as a percentage of overall Net sales.

Warranties

Cost of sales includes estimated costs to service warranty claims of our customers. Our estimate is based on our historical claims experience and extensive product testing that we perform from time to time. We provide a 20-year warranty for United States sales and a 15-year warranty for non-United States sales on mattresses, each prorated for the last 10 years. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. Our estimate of warranty claims could be adversely affected if our historical experience ultimately proves to be greater than the performance of the product in our product testing. We also provide 2-year to 3-year warranties on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Our estimated obligation for warranty claims as of December 31, 2004 was $3.7 million. As of December 31, 2003, our estimated obligation for warranty claims was $4.0 million.

Impairment of Goodwill, Intangibles and Long-Lived Assets

Goodwill reflected in our Consolidated Balance Sheets consists of the purchase price from the Tempur acquisition in excess of the estimated fair values of identifiable net assets as of the date of the Tempur acquisition. Intangibles consist of tradenames for various brands under which our products are sold. Other intangibles include our customer database for our direct channel, process technology and the formulation of our visco-elastic pressure-relieving material.

We follow Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that whenever events or circumstances indicate that we may not be able to recover the net book value of our productive assets through future cash flows, an assessment must be performed of expected future cash flows, and undiscounted estimated future cash flows must be compared to the net book value of these productive assets to determine if impairment is indicated. Impaired assets are written down to their estimated fair value by recording an impairment charge to earnings. SFAS 144 provides that fair values may be estimated using discounted cash flow analysis or quoted market prices, together with other available information, to estimate fair values. We primarily use discounted cash flow analysis to estimate the fair value of productive assets when events or circumstances indicate that we may not be able to recover our net book values. We perform an annual impairment test on all Goodwill and unamortized indefinite life intangible assets in the fourth quarter each year. We performed the annual impairment test in the fourth quarter of 2004 to all existing goodwill and unamortized indefinite life intangible assets and no impairment existed as of December 31, 2004. If facts and circumstances lead our management to believe that one of our assets may be impaired, we will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write down that carrying amount to fair value to the extent necessary.

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

Estimates of fair value for our reporting units involve highly subjective judgments on the part of management, including the amounts of cash flows to be received, their estimated duration, and perceived risk as reflected in selected discount rates. In some cases, cash flows may be required to be estimated without the benefit of historical data, although historical data will be used where available. Although we believe our estimates and judgments are reasonable, different assumptions and judgments could result in different impairment, if any, of some or all of our recorded Goodwill and indefinite-lived intangibles of $276.9 million as of December 31, 2004 and $288.5 million as of December 31, 2003.

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

We recognize Deferred tax assets in our Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. In accordance with SFAS 109, a valuation allowance is recorded against these deferred tax assets to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in future periods. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of tax loss carryforwards, both domestic and foreign, and the expiration dates of tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances.

In conjunction with the Tempur acquisition, on November 1, 2002 Tempur-Pedic International repatriated $44.2 million from one of its foreign subsidiaries in the form of a loan that under applicable U.S. tax principles is treated as a taxable dividend. On March 30, 2003, the $44.2 million note was distributed principally in the form of a capital distribution under applicable foreign law from the foreign subsidiary (lender) up the chain of foreign and domestic subsidiaries to Tempur World, LLC (borrower) and cancelled on March 31, 2003.

At December 31, 2004, Tempur-Pedic International had undistributed earnings from its foreign subsidiaries determined under U.S. tax principles as of November 1, 2002, translated into U.S. dollars at the applicable exchange rate on December 31, 2004, of $65.2 million. Provisions have been made for U.S. income taxes on $13.1 million of these undistributed earnings pursuant to Section 956 of the Internal Revenue Code (Code), as translated into U.S. dollars at the applicable exchange rates on November 1, 2002. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $52.1 million of undistributed earnings, as these earnings are considered indefinitely reinvested.

In addition, Tempur-Pedic International had undistributed earnings from its foreign subsidiaries determined under U.S. generally accepted accounting principles for the period November 1, 2002 through December 31, 2004 of $95.4 million. Provisions have been made for U.S. income taxes on $8.5 million of these undistributed earnings pursuant to Subpart F and Section 956 of the Code. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $86.9 million of undistributed earnings, as these earnings are considered indefinitely reinvested.

These undistributed earnings could become subject to U.S. income taxes and foreign withholding taxes (subject to a reduction for foreign tax credits) if these undistributed earnings were remitted as dividends, loaned to Tempur-Pedic International or a U.S. subsidiary, or if the Company should sell its stock in the applicable subsidiaries. However, on October 22, 2004 the President signed the American Jobs Creation Act of 2004, which allows a temporary elective 85% dividends received deduction for cash dividends paid by foreign subsidiaries to their U.S. corporate shareholder in either 2004 or 2005. This provision could potentially allow Tempur-Pedic International to repatriate the undistributed earnings of its foreign subsidiaries in a tax efficient manner. The management of Tempur-Pedic International is in the initial stages of its evaluation of the effects of this repatriation provision and expects to complete its evaluation during the second quarter of 2005. The related range of income tax effects of any such repatriation cannot be reasonably determined at this time.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. In accordance with this revised standard, the Company plans to adopt SFAS 123R on June 30, 2005 and is still evaluating the expected impact on the Consolidated Financial Statements.

Certain options granted during the year prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. As of December 31, 2004 and 2003, we had remaining unearned stock-based compensation of $5.1 million (including restricted stock units) and $8.9 million, respectively. We recorded $5.2 million and $4.1 million of compensation expense for the years ended December 31, 2004 and 2003, respectively, related to amortization of this stock-based compensation. The future amortization of remaining unearned stock-based compensation costs as of December 31, 2004 will be $2.9 million in 2005, $1.5 million in 2006 and $0.7 million in 2007.

Results of Operations

Generally accepted accounting principles do not permit combining the results of Tempur-Pedic International with those of Tempur World in our consolidated financial statements. Accordingly, the consolidated statements of income included elsewhere in this report do not present results for the year ended December 31, 2002. However, in order to provide investors with useful information and to facilitate understanding of 2002 results in the context of the annual 2003 financial information presented, the following table presents historical financial information for Tempur World for the ten months ended October 31, 2002 and Tempur-Pedic International for the two months ended December 31, 2002 and on a pro forma basis as if the Tempur acquisition had occurred on January 1, 2002.

	Year Ended December 31, 2004	Year Ended December 31, 2003	Pro Forma	Two Months Ended December 31, 2002	Predecessor
($ in millions)			Year Ended December 31, 2002		Ten Months Ended October 31, 2002
Net sales	$684.9	$479.1	$298.0	$60.6	$237.4
Cost of sales	323.9	223.8	146.0	37.8	110.3

Gross profit	361.0	255.3	152.0	22.8	127.1
Selling and marketing	138.7	106.7	74.9	15.3	59.6
General and administrative and other	71.3	51.5	46.4	8.5	27.1

Operating income	151.0	97.1	30.7	(1.0)	40.4

Interest expense, net	(23.5)	(20.5)	(15.1)	(2.9)	(6.3)
Loss on debt extinguishment	(5.4)	(13.7)	—	—	—
Other income/(expense), net	0.1	(1.7)	(0.5)	1.3	(1.7)

Income/(loss) before income taxes	122.2	61.2	15.1	(2.6)	32.4
Income tax provision	47.2	23.6	7.4	0.6	12.5

Net income/(loss)	$75.0	$37.6	$7.7	$(3.2)	$19.9

Basic earnings per share	$0.77	$3.32

Diluted earnings per share	$0.73	$0.39

The pro forma information for the year ended December 31, 2002 includes an adjustment to Cost of sales of $2.1 million to represent the adjustment to the step-up in the value of inventories acquired in the Tempur acquisition to fair market value as of January 1, 2002, an adjustment to General and administrative and other of $10.8 million to represent additional depreciation expense on step-up in the value of Property plant and equipment to fair market value and additional amortization of intangibles resulting from the Tempur acquisition, an adjustment to Interest expense, net of $5.9 million to reflect additional interest expense and amortization of debt issuance costs associated with Tempur acquisition borrowings, and an adjustment to Income taxes of $5.7 million to reflect the tax effects of the Tempur acquisition pro forma adjustments based upon an effective tax rate of 39%. These pro forma financial adjustments do not purport to represent what our results of operations or financial condition would actually have been had the Tempur acquisition occurred on January 1, 2002 or to project our results of operations or financial condition for any future period or date.

The following table sets forth the various components of our Consolidated Statements of Income, expressed as a percentage of Net sales, for the periods indicated:

	Year Ended December 31, 2004	Year Ended December 31, 2003	Pro Forma	Two Months Ended December 31, 2002	Predecessor
			Year Ended December 31, 2002		Ten Months Ended October 31, 2002
Net sales	100%	100%	100%	100%	100%
Cost of sales	47	47	49	62	46

Gross profit	53	53	51	38	54
Selling and marketing	21	22	25	26	25
General and administrative and other	10	11	16	14	12

Operating income	22	20	10	(2)	17

Interest expense, net	(3)	(4)	(5)	(4)	(2)
Loss on debt extinguishment	(1)	(3)	—	—	—
Other income/(expense), net	—	—	—	2	(1)

Income/(loss) before income taxes	18	13	5	(4)	14
Income tax provision	7	5	2	1	6

Net income/(loss)	11%	8%	3%	(5)%	8%

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

We generate sales through four distribution channels: Retail, Direct, Healthcare and Third party. The Retail channel sells to furniture, specialty and department stores. The Direct channel sells directly to consumers. The Healthcare channel sells to hospitals, nursing homes, healthcare professionals and medical retailers. The Third party channel sells to distributors in countries where we do not operate our own distribution. The following table sets forth Net sales information, by channel, for the periods indicated:

	Consolidated		Domestic		International
($ in millions)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2003
Retail	$489.5	$313.4	$327.1	$192.2	$162.4	$121.2
Direct	99.7	86.9	84.2	75.0	15.5	11.9
Healthcare	46.6	43.1	11.5	9.8	35.1	33.3
Third Party	49.1	35.7	8.0	5.2	41.1	30.5

	$684.9	$479.1	$430.8	$282.2	$254.1	$196.9

Net sales. Net sales for the year ended December 31, 2004 increased to $684.9 million from $479.1 million, an increase of $205.8 million, or 43%. This increase in Net sales was primarily attributable to the execution of our core strategy of investing to build our global brand awareness and penetrating existing channels. During 2004, Net sales growth attributable to foreign currency exchange rate fluctuation was approximately $22.5 million, which represented 3.3% of Net sales. The increase in our Net sales was realized across all of our channels. Our largest channel continues to be Retail, which increased $176.1 million, or 56% in 2004. Our Direct, Healthcare and Third party channels increased 15%, 8%, and 38%, respectively. This increase in our Third party channel was primarily due to continued expansion into new markets as well as increased distribution into our existing markets.

Domestic. Domestic Net sales for the year ended December 31, 2004 increased to $430.8 million from $282.2 million, an increase of $148.6 million, or 53%. Our largest Domestic channel continues to be Retail, which increased $134.9 million, or 70% in 2004. This increase in Domestic Retail is a continuation of our strategy to expand distribution for our products into retail furniture stores. Our Direct, Healthcare and Third party channels grew 12%, 17%, and 54%, respectively.

International. International Net sales for the year ended December 31, 2004 increased to $254.1 million from $196.9 million, an increase of $57.2 million, or 29%. Our largest channel in our International segment was our Retail channel, which increased $41.2 million, or 34%, for 2004. This increase in International Retail primarily resulted from increased distribution into existing markets. Our Direct, Healthcare, and Third party channels grew 30%, 5%, and 35%, respectively.

Gross profit. Gross profit for the year ended December 31, 2004 increased to $361.0 million from $255.3 million, an increase of $105.7 million, or 41%. Our margins are impacted by the relative rate of growth in our Retail channel because sales in our Retail channel are generally at wholesale prices, and we expect that continued rapid growth in our Retail channel will result in downward pressure on our margins. Our margins are also impacted by additions to our manufacturing capacity, which affects our utilization rates.

Cost of sales includes the cost of raw material purchases, manufacturing costs and distribution costs associated with the production and sale of products to our customers. The cost of delivering our products to customers is also included in Cost of sales. Cost of sales increased to $323.9 million for the year ended December 31, 2004 as compared to $223.8 million for the year ended December 31, 2003, an increase of $100.1 million, or 45%.

Domestic. Domestic Gross profit for the year ended December 31, 2004 increased to $211.7 million from $135.1 million, an increase of $76.6 million, or 57%. The Gross profit margin in our Domestic segment was 49% and 48% for 2004 and 2003, respectively. During 2004, the Domestic Gross profit margin was impacted by favorable product mix resulting from increased sales of our higher priced mattresses and increased utilization of our manufacturing capacity, offset by the increase in our Retail channel sales.

Our Domestic Cost of sales increased to $219.1 million for the year ended December 31, 2004 as compared to $147.1 million for the year ended December 31, 2003, an increase of $72.0 million, or 49%.

International. International Gross profit, including eliminations for sales to our Domestic segment, for the year ended December 31, 2004 increased to $149.3 million from $120.2 million, an increase of $29.1 million, or 24%. The Gross profit margin in our International segment was 59% and 61% for 2004 and 2003, respectively. During 2004, the International Gross profit margin was impacted by product and geographic mix.

Our International Cost of sales, including eliminations for sales to the Domestic segment, increased to $104.8 million for the year ended December 31, 2004, as compared to $76.7 million for the year ended December 31, 2003, an increase of $28.1 million, or 37%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, and sales force compensation and customer service. We also include in Selling and marketing expenses our new product development costs, including market research and testing for new products. Selling and marketing expenses increased to $138.7 million for the year ended December 31, 2004 as compared to $106.7 million for the year ended December 31, 2003, an increase of $32.0 million, or 30%. The increase in Selling and marketing expenses was due to additional spending on advertising, sales compensation and point of purchase materials. Selling and marketing expenses as a percentage of Net sales decreased to 21% during the year ended December 31, 2004 from 22% for the year ended December 31, 2003. The decrease as a percentage of Net sales was primarily due to an increase in the Net sales of our Retail channel. Our Retail channel has lower selling expenses than our other channels on a combined basis and, accordingly, our Selling and marketing expenses as a percentage of our Net sales are affected by the level of our Retail sales as a percentage of our total Net sales.

General and administrative and other. General and administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new product developments. General and administrative and other expenses increased to $71.3 million for the year ended December 31, 2004 as compared to $51.5 million for the year ended December 31, 2003, an increase of $19.8 million, or 38%. The increase was primarily due to stock-based compensation expense and other additional spending on corporate overhead expenses, including information technology and professional services. For the year ended December 31, 2004, we incurred expenses of $0.9 million relating to our secondary offering, and $1.8 million in costs associated with our implementation of the requirements of Sarbanes-Oxley Section 404. The decrease as a percentage of sales was due to increased operating leverage from fixed administrative costs.

Certain options granted during the year prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. As of December 31, 2004 and 2003, we had remaining unearned stock-based compensation of $5.1 million (including restricted stock units) and $8.9 million, respectively. We recorded $5.2 million and $4.1 million of compensation expense for the years ended December 31, 2004 and 2003, respectively, related to amortization of this stock-based compensation. The future amortization of remaining unearned stock-based compensation costs as of December 31, 2004 will be $2.9 million in 2005, $1.5 million in 2006 and $0.7 million in 2007.

Interest expense, net. Interest expense, net includes the interest costs associated with our Senior Credit Facility and Senior Subordinated Notes and the amortization of deferred financing costs related to those facilities. Interest expense, net increased to $23.5 million for the year ended December 31, 2004 as compared to $20.5 million for the year ended December 31, 2003, an increase of $3.0 million, or 15%. This increase in interest expense is attributable to higher average debt levels in 2004.

Loss on debt extinguishment. Loss on debt extinguishment for the year ended December 31, 2004 was $5.4 million and relates to the Company’s redemption in January 2004 of $52.5 million aggregate principal amount of the outstanding Senior Subordinated Notes. Loss on debt extinguishment for the year ended December 31, 2003 includes transaction related expenses totaling $13.7 million relating to the write-off of deferred financing fees, original issue discount and prepayment penalties relating to the Company’s recapitalization in August 2003.

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of the utilization of foreign tax credits associated with our foreign earnings and profits and net operating losses for certain of our foreign operations. Our effective income tax rates for the year ended December 31, 2004 and for the year ended December 31, 2003 differed from the federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes, valuation allowances on foreign net operating losses and foreign tax credits. Our effective tax rate for the years ended December 31, 2004 and 2003 was 38.6%.

Year Ended December 31, 2003 Compared with Pro Forma Year Ended December 31, 2002

The following pro forma data for the year ended December 31, 2002 (“pro forma year ended December 31, 2002”) are based on the historical financial statements for our predecessor company for the ten months ended October 31, 2002 and Tempur-Pedic International for the two months ended December 31, 2002, presented on a pro forma basis giving effect to the Tempur acquisition as if it had occurred on January 1, 2002 as described above under “Results of Operations”.

For the predecessor ten months ended October 31, 2002, our Net sales were $237.4 million and Cost of sales was $110.3 million. Our Selling and marketing expenses were $59.6 million and General and administrative and other expenses were $27.1 million. Interest expense, net was $6.3 million and the Income tax provision was $12.5 million.

For the successor two months ended December 31, 2002, our Net sales were $60.6 million and Cost of sales was $37.8 million. Our Selling and marketing expenses were $15.3 million and General and administrative and other expenses were $8.5 million. Interest expense, net was $2.9 million and the income tax provision was $0.6 million.

The following table sets forth Net sales information, by channel, for the periods indicated:

	Consolidated		Domestic		International
($ in millions)	Year Ended December 31, 2003	Pro forma Year Ended December 31, 2002	Year Ended December 31, 2003	Pro forma Year Ended December 31, 2002	Year Ended December 31, 2003	Pro forma Year Ended December 31, 2002
Retail	$313.4	$178.2	$192.2	$104.4	$121.2	$73.8
Direct	86.9	58.3	75.0	48.2	11.9	10.1
Healthcare	43.1	41.2	9.8	9.7	33.3	31.5
Third Party	35.7	20.3	5.2	2.8	30.5	17.5

	$479.1	$298.0	$282.2	$165.1	$196.9	$132.9

Net sales. Net sales for the year ended December 31, 2003 were $479.1 million as compared to $298.0 million for the pro forma year ended December 31, 2002, an increase of $181.1 million, or 61%. This increase is a result of increases in all of our channels. Our Retail channel increased $135.2 million, or 76% in 2003. Our Direct, Healthcare and Third party channels increased 49%, 5%, and 76%, respectively.

Domestic. Domestic Net sales for the year ended December 31, 2003 increased to $282.2 million from $165.1 million, an increase of $117.1 million, or 71%. The increase in our Domestic Net sales was attributable primarily to an increase in net sales in our Retail channel of $87.8 million, or 84%, and in the Direct channel of $26.8 million, or 56%. Our Healthcare and Third party channels increased 1% and 86%, respectively. The increase in sales in the Domestic retail channel was attributable primarily to increased penetration of retail furniture stores. This growth in our Domestic Retail channel is a result of our ongoing strategy to expand our distribution for our products into traditional retail furniture stores in order to further penetrate the U.S. retail channel. The growth of our Domestic Direct channel results from our commitment to continue growing the channel through increased advertising and promotion.

International. International Net sales for the year ended December 31, 2003 increased to $196.9 million from $132.9 million, an increase of $64.0 million, or 48%. The increase in our International Net sales was attributable primarily to growth in the retail channel of $47.4 million, or 64%. The growth in our International Retail channel reflects our continued commitment to expand our distribution internationally, primarily in Europe and Asia, through increasing the number of stores in which our products are offered and the continued development of new products for local markets. Our Direct, Healthcare, and Third party channels increased 18%, 6%, and 74%, respectively.

Gross profit. Gross margins improved to 53% during the year ended December 31, 2003 from 51% during the pro forma year ended December 31, 2002. Margins were favorably impacted by manufacturing capacity utilization and margins in our International segment. Manufacturing capacity utilization was driven by increased sales in both our Domestic and International segments and all channels, particularly in our Domestic Retail and Direct channels. Our margins are impacted by the relative rate of growth in our Retail channel because sales in our Retail channel are generally at wholesale prices, and we expect that continued rapid growth in our Retail channel will result in downward pressure on our margins. Our margins are also impacted by additions to our manufacturing capacity, which affects our utilization rates. The Gross profit margin for the pro forma year ended December 31, 2002 also includes $7.8 million of non-cash charges relating to the pro forma step-up in inventory relating to the Tempur acquisition.

Cost of sales increased to $223.8 million for the year ended December 31, 2003 as compared to $146.0 million for the pro forma year ended December 31, 2002, an increase of $77.8 million, or 53%. Cost of sales decreased as a percentage of net sales from 49% in the pro forma year ended December 31, 2002 to 47% in the year ended December 31, 2003. This decrease in Cost of sales as a percentage of net sales was due to improved manufacturing utilization and increased sales of higher margin products.

Domestic. Our Domestic Cost of sales increased to $147.1 million for the year ended December 31, 2003 as compared to $85.4 million for the pro forma year ended December 31, 2002, an increase of $61.7 million, or 72%.

International. Our International Cost of sales, including eliminations for sales to the Domestic segment, increased to $76.7 million for the year ended December 31, 2003, as compared to $59.8 million for the pro forma year ended December 31, 2002, an increase of $16.9 million, or 28%.

Selling and marketing expenses. Selling and marketing expenses increased to $106.7 million for the year ended December 31, 2003 as compared to $74.9 million for the pro forma year ended December 31, 2002, an increase of $31.8 million, or 42%. The increase in Selling and marketing expenses was due to additional spending on advertising, sales compensation and point of purchase materials. Selling and marketing expenses as a percentage of Net sales decreased to 22% during the year ended December 31, 2003 from 25% for the pro forma year ended December 31, 2002. The decrease as a percentage of Net sales was primarily due to an increase in the Net sales of our Retail channel.

General and administrative and other. General and administrative and other expenses increased to $51.5 million for the year ended December 31, 2003 as compared to $46.4 million for the pro forma year ended December 31, 2002, an increase of $5.1 million, or 11%. The increase was primarily due to stock-based compensation expense and other additional spending on corporate overhead expenses, including information technology and professional services. The decrease as a percentage of sales was due to increased operating leverage from fixed administrative costs. We recorded $4.1 million of stock compensation expense included in General and administrative expenses for the year ended December 31, 2003.

Interest expense, net. Interest expense, net increased to $20.5 million for the year ended December 31, 2003 as compared to $15.1 million for the pro forma year ended December 31, 2002, an increase of $5.4 million. This increase was due to higher average debt levels and the incurrence of additional debt from the recapitalization in August 2003. In 2003, we entered into an interest rate cap agreement that effectively capped $60.0 million of our floating-rate debt at an interest rate of 5% plus applicable margin through March 2006. We are required under our Senior Credit Facility to hedge at least $60.0 million of our floating rate senior term debt.

Loss on debt extinguishment. Loss on debt extinguishment for the year ended December 31, 2003 was $13.7 million and related to the write off of deferred financing fees, original issue discount and prepayment penalties as a result of our recapitalization in August 2003.

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of the utilization of foreign tax credits associated with our foreign earnings and profits and net operating losses for certain of our foreign operations. Our effective income tax rates for the year ended December 31, 2003 and for the pro forma year ended December 31, 2002 differed from the federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes, valuation allowances on foreign net operating losses and foreign tax credits. Our effective tax rate for the year ended December 31, 2003 was 38.6% as compared to 48.7% for the pro forma year ended December 31, 2002. Our effective tax rate between the twelve month periods has decreased principally as a result of decreasing foreign net operating losses, which are fully reserved, and a decrease in foreign income taxable in the U.S. (“Subpart F”) income.

Liquidity and Capital Resources

Liquidity

At December 31, 2004, we had working capital of $114.7 million including Cash and cash equivalents of $28.4 million as compared to working capital of $55.0 million including $14.2 million in Cash and cash equivalents as of December 31, 2003. The increase in working capital of $59.7 million was driven primarily by increased Accounts receivable and investments in Inventory of $39.3 million to support our current growth. The increase in Cash and cash equivalents of $14.2 million was primarily related to an increase of $30.0 million in operating cash flows and $32.7 million in investing activities, primarily due to payments made in 2003 to previous owners, offset by a $55.1 million decrease in financing activities.

Our principal sources of funds are cash flows from operations and borrowings under our Senior Credit Facility. Our principal uses of funds consist of capital expenditures and payments of principal, and interest on our outstanding Senior Credit Facility and Senior Subordinated Notes. Capital expenditures totaled $38.4 million for the year ended December 31, 2004 and $32.6 million for the year ended December 31, 2003. We expect 2005 capital expenditures to be approximately $94.0 million, including approximately $70.5 million associated with the construction of our Albuquerque, New Mexico manufacturing facility and approximately $10.0 million related to enhancements of our existing assets.

In November 2002, in connection with the Tempur acquisition, we obtained from a syndicate of lenders a $170.0 million Senior Credit Facility in the form of United States and European term loans and long-term revolving credit facilities. Additionally, we obtained a total of $50.0 million of 12.5% senior subordinated unsecured debt financing under United States and European term loans, all of which was drawn upon at the inception of this mezzanine facility to fund a portion of the various payments required in connection with the Tempur acquisition.

In August 2003, we completed a recapitalization in which Tempur-Pedic International and certain of our domestic and foreign subsidiaries entered into an amended and restated Senior Credit Facility providing for borrowings in an aggregate principal amount of up to $270.0 million. In addition, Tempur-Pedic, Inc. and Tempur Production USA, Inc., indirect wholly-owned subsidiaries of Tempur-Pedic International, issued $150.0 million aggregate principal amount of Senior Subordinated Notes. We repaid all of the outstanding borrowings under our then existing mezzanine debt facility and terminated that facility, we paid approximately $40.0 million in satisfaction in full of the earn-out payment payable, and we distributed approximately $160.0 million as a return of capital to our shareholders.

As a result of our initial public offering in December 2003, the Company received net proceeds, after deducting underwriting discounts and commissions, of $79.0 million, of which $18.7 million was used to pay down the Senior Term A loan in December 2003, and $60.2 million was invested in short-term, investment-grade, interest-bearing instruments. During January 2004, we used the remaining proceeds to repay $52.5 million of Senior Subordinated Notes. In conjunction with the repayment of the Senior Subordinated Notes, we reflected the $5.4 million redemption premium as a Loss on debt extinguishment included in Other income (expense), net in the year ended December 31, 2004. Total offering expenses were approximately $8.6 million, including underwriters’ discount.

Our net cash provided from operating activities increased to $77.0 million for the year ended December 31, 2004 as compared to $47.0 million for the year ended December 31, 2003, an increase of $30.0 million, or 64%. This increase in operating cash flows was primarily from improved net income.

Net cash used in investing activities decreased to $38.4 million for the year ended December 31, 2004, compared to $71.1 million for the year ended December 31, 2003, a decrease of $32.7 million or 46%. While capital expenditures increased $5.8 million, the year ended December 31, 2003 included a $39.4 million earn out payment to previous shareholders.

Cash flow used in financing activities was $28.5 million for the year ended December 31, 2004, a decrease of $55.1 million as compared to December 31, 2003. This decrease is primarily related to the use of cash held in trust to repay the Senior Subordinated Notes.

Capital Expenditures

Due to the continued growth in our business, in 2004 we completed expansions of both our present manufacturing facilities. Our Danish facility expansion cost approximately $18.4 million, and our Duffield, Virginia facility expansion cost approximately $21.0 million. The additional production capacity at our United States manufacturing facility will allow us to significantly increase our mattress manufacturing capacity. The expansion at our Danish facility will allow us to meet the demands for our international operations.

In September 2004, we commenced construction of our third manufacturing facility, located in Albuquerque, NM. It is expected to be completed by the second quarter of 2006. The expected capital expenditures related to this facility are $90.0 million. This facility will allow us to meet the demands for our products primarily in the western United States as well as Canada, Mexico, and South America.

Debt Service

Senior Credit Facility. On August 26, 2004, we amended and restated our Senior Credit Facility. Significant amendments include a 75 basis point reduction in the interest rates applicable to various components of the facilities; a more flexible covenant package, including the elimination of the maximum capital expenditure covenant; the allowance of Industrial Revenue Bond financing for the Albuquerque manufacturing facility if desired; and the elimination of annual excess cash flow sweeps. In addition, borrowing availability is no longer determined based on a borrowing base. Our Senior Credit Facility continues to provide for revolving credit facilities in the committed amounts of $20.0 million in the United States and $15.0 million in Europe with an additional $5.0 million working capital line in Europe, and term loans in the aggregate amount of approximately $183.5 million outstanding. The revolving credit facilities continue to mature in 2008 and the term loans continue to mature in 2008 and 2009.

Our Senior Credit Facility provides a total of $243.1 million in financing, consisting of:

•	a $20.0 million United States revolving credit facility;

•	a $9.6 million United States term loan A facility;

•	a $133.7 million United States term loan B facility (the United States revolving credit facility and the United States term loans are collectively referred to herein as the “United States Facility”);

•	a $15.0 million European revolving credit facility;

•	a $5.0 million European working capital line; and

•	a $59.8 million European term loan A facility (the European revolving credit and the European term loan are collectively referred to herein as the “European Facility”).

Our revolving credit facilities and our term loan A facilities mature in 2008 and our term loan B facility matures in 2009.

At December 31, 2004, we had approximately $14.4 million available under our U.S. and European revolving credit facilities. In addition to the availability under the revolving credit facilities, we have $5 million available under the European working capital line.

Subject to exceptions for reinvestment of proceeds, we are required to prepay outstanding loans under our Senior Credit Facility with the net proceeds of certain asset dispositions, condemnation settlements and insurance settlements from casualty losses, issuances of certain equity and a portion of excess cash flow.

We may voluntarily prepay loans or reduce commitments under our Senior Credit Facility, in whole or in part, subject to minimum amounts. If we prepay Eurodollar rate loans other than at the end of an applicable interest period, we will be required to reimburse lenders for their redeployment costs.

Our Senior Credit Facility contains negative and affirmative covenants and requirements affecting us and our domestic and foreign subsidiaries that we create or acquire, with certain exceptions set forth in our Senior Credit facility. Our Senior Credit Facility contains the following negative covenants and restrictions, among others: restrictions on liens, real estate purchases, sale-leaseback transactions, indebtedness, dividends and other restricted payments, guarantees, redemptions, liquidations, consolidations and mergers, acquisitions, asset dispositions, investments, loans, advances, changes in line of business, formation of new subsidiaries, changes in fiscal year, transactions with affiliates, amendments to charter, by-laws and other material documents, hedging agreements and intercompany indebtedness.

Our Senior Credit Facility contains the following affirmative covenants, among others: delivery of financial and other information to the administrative agent, compliance with laws, maintenance of properties, licenses and insurance, access to books and records by the lenders, notice to the administrative agent upon the occurrence of events of default, material litigation and other events, conduct of business and existence, payment of obligations, maintenance of collateral and maintenance of interest rate protection agreements.

Our Senior Credit Facility also contains the following financial covenants that require us to maintain the following financial ratios or comply with the following limitations:

•	minimum ratio of consolidated EBITDA to consolidated fixed charges (each as defined in our amended Senior Credit Facility) for the twelve month period ending on each of the fiscal quarters ending in 2003 and 2004 of 1.05 to 1.00, and 1.10 to 1.00 for each of the fiscal quarters ending in 2005. Our ratio for the quarter ended December 31, 2004 was approximately 3.08 to 1.00.

•	minimum ratio of consolidated EBITDA to consolidated interest expense (each as defined in our amended Senior Credit Facility) of not less than 3.00 to 1.00 for each four-fiscal-quarter period ending after June 30, 2003. For the four fiscal quarter period ending December 31, 2004 our ratio was approximately 8.70 to 1.00.

•	maximum ratio of consolidated funded indebtedness to consolidated EBITDA (each as defined in our amended Senior Credit Facility) for the twelve month period ended as of the end of each fiscal quarter. The maximum leverage ratio for the twelve month period ended September 30, 2004 is 3.75 to 1.00, the maximum leverage ratio for the twelve month periods ended December 31, 2004, March 31, 2005 and June 30, 2005 is 3.50 to 1.00 and the maximum leverage ratio for the twelve month periods ended September 30, 2005 and December 31, 2005 is 3.50 to 1.00. For the twelve months ended December 31, 2004 our leverage ratio was 1.57 to 1.00.

Senior Subordinated Notes. In August 2003, Tempur-Pedic International’s indirect, wholly owned subsidiaries, Tempur-Pedic, Inc. and Tempur Production USA, Inc., issued Senior Subordinated Notes in the aggregate principal amount of $150.0 million. Those notes will mature on August 15, 2010.

Under the indenture governing the Senior Subordinated Notes, Tempur-Pedic, Inc. and Tempur Production USA, Inc. are permitted to redeem some or all of the Senior Subordinated Notes at any time after August 15, 2007 at specified redemption prices.

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

We were in compliance with all covenants for the Senior Credit Facility and Senior Subordinated Notes at December 31, 2004.

Initial public offering. We raised $87.5 million from the initial public offering of 6,250,000 shares of common stock at a price to the public of $14.00 per share, all of which shares were issued and sold by us. Net proceeds, after deducting underwriting discounts and commissions, of $79.0 million were received by us and invested in short-term, investment-grade, interest-bearing instruments. In connection with the initial public offering, certain of our stockholders also sold 15,312,500 shares of common stock, including 2,812,500 shares pursuant to the underwriters’ exercise in full of their over-allotment option, for net proceeds of $200.4 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We used a portion of the proceeds from the initial public offering to redeem $52.5 million of Senior Subordinated Notes and to repay approximately $18.7 million of indebtedness under our Senior Credit Facility. In conjunction with the January 23, 2004 redemption of the Senior Subordinated Notes, we reflected the $5.4 million redemption premium as a Loss on debt extinguishment in the first quarter of 2004. Total offering expenses were approximately $8.6 million.

Future Liquidity Sources

Our primary sources of liquidity are cash flow from operations and borrowings under the revolving credit portions of our Senior Credit Facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 31, 2004, we had $289.7 million in Long-term debt outstanding, and our Stockholders’ Equity was $213.6 million. Our significant debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our Senior Credit Facility and our Senior Subordinated Notes are expected to be in excess of approximately $17.6 million annually. The scheduled installments for principal payments on our term loans under our Senior Credit Facility (as currently in effect) total $8.8 million in 2005, $8.7 million in 2006, $12.3 million in 2007, $16.9 million in 2008, $127.7 million in 2009, and $115.3 million thereafter.

Based upon the current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under our Senior Credit Facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Credit Facility or otherwise to enable us to service our indebtedness, including our Senior Credit Facility and our Senior Subordinated Notes, or to make anticipated capital expenditures.

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2004 are summarized below:

	Payment Due By Period
Contractual Obligations ($ in millions)	2005	2006	2007	2008	2009	After 2009	Total Obligations
Long-term debt	$8.8	$8.7	$12.3	$16.9	$127.7	$115.3	$289.7
Operating leases	4.1	2.8	2.4	1.6	1.5	0.8	13.2
Capital expenditure commitments	10.3	1.8	—	—	—	—	12.1

Total	$23.2	$13.3	$14.7	$18.5	$129.2	$116.1	$315.0

Impact of Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. A primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB revised FIN 46, deferring the application of the provisions of FIN 46 for an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after March 15, 2004. The Company adopted the provisions of FIN 46 on March 31, 2004 and its adoption did not have an impact on the Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151), which is an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. In accordance with this standard, the Company plants to adopt SFAS 151 on June 30, 2005 and does not expect its adoption to have a material impact on the Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. In accordance with this revised standard, the Company plans to adopt SFAS 123R on June 30, 2005 and is still evaluating the expected impact on the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. A sensitivity analysis indicates that if the exchange rate of the United States Dollar to foreign currency at December 31, 2004 increased by 10%, we would incur losses of approximately $0.9 million on foreign currency forward contracts outstanding at December 31, 2004. Such losses would be largely offset by gains from the revaluation or settlement of the underlying positions economically hedged. This calculation assumes that each exchange rate would change in the same direction relative to the United States Dollar.

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

We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are re-measured through earnings. Our currency forward contracts are denominated in United States Dollars, British Pound Sterling and Japanese Yen, each against the Danish Krone.

Interest Rate Risk

We are exposed to changes in interest rates. All of our indebtedness under our Senior Credit Facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On December 31, 2004, we had variable rate debt of approximately $190.2 million. Holding other variables constant including levels of indebtedness, a one hundred basis point increase in interest rates on our variable rate debt would have an estimated impact on income before income taxes for the next year of approximately $1.9 million. We are required under the terms of our Senior Credit Facility, to have at least $60.0 million of our total indebtedness subject to either a fixed interest rate or interest rate protection for a period of not less than three years within 60 days from the date of the closing of the recapitalization.

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

The fair value carrying amount of these instruments for December 31, 2004 and December 31, 2003 are presented below:

($ in millions)	December 31, 2004	December 31, 2003
Foreign exchange receivable	$0.5	$0.5
Interest rate caps	—	0.2

Total	$0.5	$0.7

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, Item 15 of this report and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2004.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of December 31, 2004. That report appears on page 43 of this report.

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    Tempur-Pedic International Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that Tempur-Pedic International Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2004 and 2003, the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003, and the two months ended December 31, 2002 and the consolidated statements of income, stockholders’ equity, and cash flows of Tempur World, Inc. and Subsidiaries (Predecessor to the Company) for the ten months ended October 31, 2002 and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Louisville, Kentucky

February 25, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the Code) within the meaning of Item 406(b) of Regulation S-K. The Code applies to our employees, executive officers and directors. The Code is publicly available on our website at www.tempurpedic.com/ir.

If we make substantive amendments to the Code or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four business days of such amendment or waiver.

Audit Committee Financial Expert

Our board of directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. Francis A. Doyle, the Chairman of the Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and NYSE rules.

Information relating to executive officers is set forth in Part I of this report following Item 4 under the caption “Executive Officers of the Registrant.” The other information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2005 Annual Meeting of Stockholders (the Proxy Statement) under the sections entitled “Proposal One—Election of Directors,” “Board of Directors’ Meetings, Committees of the Board and Related Matters—Committees of the Board” and “Executive Compensation and Related Information—Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Executive Compensation and Related Information—Compensation of Executive Officers”, “—Summary Compensation Table”, “—Options/SAR Grants in Last Fiscal Year”, “—Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values”, “—Compensation Committee Interlocks and Insider Participation” and “—Employment Arrangements, Termination of Employment Arrangements and Change in Control Arrangements” and under the section entitled “Board of Directors’ Meetings, Committees of the Board and Related Matters—Director Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Principal Security Ownership and Certain Beneficial Owners” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Executive Compensation and Related Information—Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Proposal Two— Ratification of Independent Auditors —Fees for Independent Auditors During Fiscal Year Ended December 31, 2004” and “—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial statements:

Report of Ernst & Young LLP, Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2004 and 2003, the two months ended December 31, 2002, and the ten months ended October 31, 2002

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, the two months ended December 31, 2002, and ten months ended October 31, 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004 and 2003, the two months ended December 31, 2002, and ten months ended October 31, 2002

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II—Valuation of Qualifying Accounts and Reserves

All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

3.	Exhibits:

The following is an index of the exhibits included in this report or incorporated herein by reference.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of October 4, 2002, among Fagerdala Holding B.V., Fagerdala Industri A.B., Chesterfield Properties Limited, Viking Investments S.a.r.l., Robert B. Trussell, Jr., David C. Fogg, Jeffrey P. Heath, H. Thomas Bryant, Tempur-Pedic International Inc., TWI Acquisition Corp. and Tempur World, Inc.(1)

2.2	Contribution Agreement dated as of October 4, 2002, among TA IX, L.P., TA/Advent VIII L.P., TA/Atlantic and Pacific IV, L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P., TA Investors LLC, Friedman Fleischer & Lowe Capital Partners, LP, FFL Executive Partners, LP, Robert B. Trussell, Jr., David C. Fogg, H. Thomas Bryant, Jeffrey P. Heath, Mrs. R.B. Trussell, Jr. and Tempur-Pedic International Inc.(1)

3.1	Amended and Restated Certificate of Incorporation of Tempur-Pedic International Inc.(2)

3.2	Amended and Restated By-laws of Tempur-Pedic International Inc.(2)

4.1	Specimen certificate for shares of common stock.(2)

10.1	Third Amended and Restated Credit Agreement dated as of August 26, 2004, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain Credit Parties as defined therein, General Electric Capital Corporation, Lehman Commercial Paper Inc., Nordea Bank Danmark A/S, GE European Leveraged Finance Limited, HSBC Bank PLC, the Lenders as defined therein, Lehman Brothers Inc. and GECC Capital Markets Group, Inc.(3)

10.2	Second Amended and Restated Credit Agreement dated as of August 15, 2003, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur World Holding Company ApS, Dan-Foam ApS, certain Credit Parties as defined therein, General Electric Capital Corporation, Lehman Commercial Paper Inc., Nordea Bank Danmark A/S, GE European Leveraged Finance Limited, HSBC Bank PLC, the Lenders as defined therein, Lehman Brothers Inc. and GECC Capital Markets Group, Inc.(1)

10.2.1	Amendment No. 1 and Limited Waiver to Second Amended and Restated Credit Agreement dated as of November 26, 2003, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur World Holding Company ApS, Dan-Foam ApS, certain Credit Parties as defined therein, General Electric Capital Corporation, Lehman Commercial Paper Inc., Nordea Bank Danmark A/S, GE European Leveraged Finance Limited, HSBC Bank PLC, the Lenders as defined therein, Lehman Brothers Inc. and GECC Capital Markets Group, Inc.(4)

10.2.2	Amendment No. 2 and Limited Waiver to Second Amended and Restated Credit Agreement dated as of January 22, 2004, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur World Holding Company ApS, San-Foam ApS, certain Credit Parties as defined therein, General Electric Capital Corporation, Lehman Commercial Paper Inc., Nordea Bank Danmark A/S, GE European Leveraged Finance Limited, HSBC Bank PLC, the Lenders as defined therein, Lehman Brothers Inc. and GECC Capital Markets Group, Inc.(4)

10.2.3	Amendment No. 3 and Limited Waiver to Second Amended and Restated Credit Agreement dated as of February 20, 2004, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur World Holding Company ApS, Dan-Foam ApS, certain Credit Parties as defined therein, General Electric Capital Corporation, Lehman Commercial paper Inc., Nordea Bank Danmark A/S, GE European Leveraged Finance Limited, HSBC Bank PLC, the Lenders as defined therein, Lehman Brothers Inc. and GECC Capital Markets Group, Inc.(4)

10.3	Indenture dated as of August 15, 2003, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International Inc., Tempur World, Inc., Tempur World Holdings, Inc., Tempur-Pedic, Direct Response, Inc., Tempur-Medical, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee.(1)

10.3.1	Supplemental Indenture dated as of February 19, 2004, among Dawn Sleep Technologies, Inc., Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International Inc., Tempur World, LLC, Tempur World Holdings, LLC, Tempur-Pedic, Direct Response, Inc., Tempur-Pedic Medical, Inc. and Wells Fargo Bank, N.A., as Trustee.(5)

10.3.2	Supplemental Indenture dated as of April 5, 2004, among Tempur-Pedic Retail, Inc., Tempur-Pedic Professional, Inc., Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International Inc., Tempur World, LLC, Tempur World Holdings, LLC, Tempur-Pedic, Direct Response, Inc., Tempur-Pedic Medical, Inc., Dawn Sleep Technologies, Inc. and Wells Fargo Bank, N.A., as Trustee.(6)

10.4	Form of 10 1/4% Senior Subordinated Notes Due 2010 (included in Exhibit 10.3).(1)

10.5	Registration Rights Agreement dated as of August 15, 2003, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International Inc., Tempur World, Inc., Tempur World Holdings, Inc., Tempur-Pedic, Direct Response, Inc., Tempur-Medical, Inc., Lehman Brothers Inc, UBS Securities LLC and Credit Suisse First Boston LLC.(1)

10.6	Registration Rights Agreement dated as of November 1, 2002, among Tempur-Pedic International Inc., Friedman Fleischer & Lowe Capital Partners, LP, FFL Executive Partners, LP, TA IX, L.P., TA/Atlantic and Pacific IV, L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P., TA/Advent VIII L.P., TA Investors LLC, TA Subordinated Debt Fund, L.P., Gleacher Mezzanine Fund I, L.P., Gleacher Mezzanine Fund P, L.P. and the investors listed on Schedule I thereto.(1)

10.7	Tempur-Pedic International Inc. 2002 Stock Option Plan.(1)(13)

10.8	Amended and Restated Employment and Noncompetition Agreement effective as of November 1, 2002, between Tempur World, Inc. and Robert B. Trussell, Jr.(1)(13)

10.9	Amended and Restated Employment and Noncompetition Agreement effective as of November 1, 2002, between Tempur World, Inc. and David C. Fogg.(1)(13)

10.10	Amended and Restated Employment and Noncompetition Agreement effective as of November 1, 2002, between Tempur World, Inc. and H. Thomas Bryant.(1)(13)

10.11	Amended and Restated Employment and Noncompetition Agreement effective as of November 1, 2002, between Tempur World, Inc. and Jeffrey P. Heath.(1)(13)

10.12	Separation Agreement dated as of July 3, 2003, among Tempur-Pedic International Inc., Tempur World, Inc. and Jeffrey P. Heath.(1)(13)

10.13	Consultant’s Agreement effective as of July 12, 2003, among Tempur-Pedic, Inc., Tempur World, Inc. and Jeffrey P. Heath.(1)(13)

10.14	Employment and Noncompetition Agreement dated as of July 11, 2003, between Tempur World, Inc. and Dale E. Williams.(1)(13)

10.15	Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery.(7)(13)

10.16	Tempur-Pedic International Inc. 2003 Equity Incentive Plan.(2)(13)

10.17	Tempur-Pedic International Inc. 2003 Employee Stock Purchase Plan.(2)(13)

10.18	Letter Agreement dated October 20, 2003 from Tempur-Pedic International Inc. and Tempur World, Inc. to Mikael Magnusson and Dag Landvik, as Seller Representatives under the Merger Agreement, and their affiliates.(8)(13)

10.19	Option Agreement dated as of July 13, 2004 between Tempur-Pedic International Inc. and Sir Paul Judge.(9)(13)

10.20	Option Agreement dated as of March 12, 2004 between Tempur-Pedic International Inc. and Nancy F. Koehn.(10)(13)

10.21	Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and Robert B. Trussell, Jr.(11)(13)

10.22	Option Agreement dated as of February 24, 2003 between Tempur-Pedic International Inc. and David Montgomery.(11)(13)

10.23	Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and David C. Fogg.(11)(13)

10.24		Option Agreement dated as of July 7, 2003 between Tempur-Pedic International Inc. and Dale E. Williams.(11)(13)

10.25		Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and Jeffrey B. Johnson.(11)(13)

10.26		Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and Jeffrey B. Johnson.(11)(13)

10.27		Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and H. Thomas Bryant.(11)(13)

10.28		Option Agreement dated as of November 1, 2002 between Tempur-Pedic International Inc. and Jeffrey B. Johnson.(11)(13)

10.29		Option Agreement dated as of November 1, 2002 between Tempur-Pedic International Inc. and Jeffrey P. Heath.(11)(13)

10.30		Option Agreement dated as of November 1, 2002 between Tempur-Pedic International Inc. and H. Thomas Bryant.(11)(13)

10.31		Option Agreement dated as of November 1, 2002 between Tempur-Pedic International Inc. and Robert B. Trussell, Jr.(11)(13)

10.32		Option Agreement dated as of November 1, 2002 between Tempur-Pedic International Inc. and David C. Fogg.(11)(13)

10.33		Option Agreement dated as of March 26, 2003 between Tempur-Pedic International Inc. and Francis A. Doyle.(11)(13)

10.34		Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and Francis A. Doyle.(11)(13)

10.35		Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and David Montgomery.(11)(13)

10.36		Employment and Noncompetition Agreement dated as of December 1, 2004, between Tempur-Pedic International Inc. and Matthew D. Clift.(12)(13)

10.37		Option Agreement dated as of December 1, 2004 between Tempur-Pedic International Inc. and Matthew D. Clift.(12)(13)

10.38		Restricted Stock Unit Award Agreement dated as of December 1, 2004 between Tempur-Pedic International Inc. and Matthew D. Clift. (12)(13)

21.1		Subsidiaries of Tempur-Pedic International Inc.

23.1		Consent of Ernst & Young LLP.

24.1		Power of Attorney of Tempur-Pedic International Inc. (included on the signature pages hereof).

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s registration statement on Form S-4 (File No. 333-109054) filed with the Commission on September 23, 2003.

(2)	Incorporated by reference from Amendment No. 3 to the Registrant’s registration statement on Form S-1 (File No. 333-109798) filed with the Commission on December 12, 2003.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 001-31922) filed with the Commission on August 31, 2004.
(4)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K (File No. 001-31922) filed with the Commission on March 30, 2004.
(5)	Incorporated by reference from Amendment No. 3 to the Registrant’s registration statement on Form S-4 (File No. 333-109054) filed with the Commission on February 27, 2004.
(6)	Incorporated by reference from Amendment No. 4 to the Registrant’s registration statement on Form S-4 (File No. 333-109054) filed with the Commission on April 5, 2004.
(7)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-109054) filed with the Commission on October 30, 2003.
(8)	Incorporated by reference from Amendment No. 2 to the Registrant’s registration statement on Form S-4 (File No. 333-109054) filed with the Commission on November 25, 2003.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2004.
(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 2004.
(11)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-120151) filed with the Commission on November 9, 2004.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 001-31922) filed with the Commission on December 2, 2004.
(13)	Indicates management contract or compensatory plan or arrangement.
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: March 8, 2005	By:	/s/ ROBERT B. TRUSSELL, JR.
Robert B. Trussell, Jr. Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 8th of March, 2005, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/S/ ROBERT B. TRUSSELL, JR. Robert B. Trussell, Jr.	Chief Executive Officer (Co-Principal Executive Officer) and Director

/S/ H. THOMAS BRYANT H. Thomas Bryant	President (Co-Principal Executive Officer)

/S/ DALE E. WILLIAMS Dale E. Williams	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

/S/ JEFFREY B. JOHNSON Jeffrey B. Johnson	Corporate Controller, Chief Accounting Officer, Vice President and Assistant Secretary (Principal Accounting Officer)

/S/ JEFFREY S. BARBER Jeffrey S. Barber	Director

/S/ FRANCIS A. DOYLE Francis A. Doyle	Director

/S/ TULLY M. FRIEDMAN Tully M. Friedman	Director

/S/ NANCY F. KOEHN Nancy F. Koehn	Director

/S/ SIR PAUL JUDGE Sir Paul Judge	Director

/S/ CHRISTOPHER A. MASTO Christopher A. Masto	Director

/S/ P. ANDREWS MCLANE P. Andrews McLane	Director

INDEX TO HISTORICAL FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Registered Public Accounting Firm	F-2

Consolidated Statements of Income for the years ended December 31, 2004 and 2003, the two months ended December 31, 2002, and the ten months ended October 31, 2002	F-3

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, the two months ended December 31, 2002, and the ten months ended October 31, 2002	F-6

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004 and 2003, the two months ended December 31, 2002, and the ten months ended October 31, 2002	F-5

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    Tempur-Pedic International Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries (the Company) as of December 31, 2004 and 2003, the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003, and the two months ended December 31, 2002 and the consolidated statements of income, stockholders’ equity, and cash flows of Tempur World, Inc. and Subsidiaries (Predecessor to the Company) for the ten months ended October 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tempur-Pedic International Inc. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003, and the two months ended December 31, 2002 and the consolidated results of operations and cash flows of Tempur World, Inc. and Subsidiaries for the ten months ended October 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

February 25, 2005

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Two Months Ended December 31, 2002	Predecessor
				Ten Months Ended October 31, 2002
Net sales	$684,866	$479,135	$60,644	$237,314
Cost of sales	323,852	223,865	37,812	110,228

Gross profit	361,014	255,270	22,832	127,086

Selling and marketing expenses	138,735	106,700	15,322	59,572
General and administrative expenses	68,961	50,001	8,330	26,136
Research and development expenses	2,283	1,495	163	985

Operating income (loss)	151,035	97,074	(983)	40,393

Other income (expense), net:
Interest expense, net	(23,550)	(20,521)	(2,955)	(6,292)
Loss on debt extinguishment	(5,381)	(13,669)	—	—
Other expense, net	83	(1,682)	1,331	(1,724)

Total other expense	(28,848)	(35,872)	(1,624)	(8,016)

Income (loss) before income taxes	122,187	61,202	(2,607)	32,377
Income tax provision	47,180	23,627	640	12,436

Net income (loss)	75,007	37,575	(3,247)	19,941
Preferred stock dividends	—	—	1,958	1,238
Net income (loss) available to common stockholders	$75,007	$37,575	$(5,205)	$18,703

Basic earnings(loss) per share	$0.77	$3.32	$(0.67)

Diluted earnings (loss) per share	$0.73	$0.39	$(0.67)

The accompanying notes to consolidated financial statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$28,368	$14,230
Accounts receivable, net	93,804	60,309
Inventories	66,162	58,276
Prepaid expenses and other current assets	16,659	6,937
Deferred income taxes	8,853	5,692

Total Current Assets	213,846	145,444
Property, plant and equipment, net	138,457	114,741
Goodwill	200,810	208,546
Other intangible assets, net	76,122	80,000
Restricted cash	—	60,243
Deferred financing and other non-current assets, net	10,388	11,375

Total Assets	$639,623	$620,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,771	$25,886
Accrued expenses and other	55,600	54,078
Current portion of long-term debt	8,758	10,496

Total Current Liabilities	99,129	90,460
Long-term debt	280,913	366,026
Deferred income taxes	43,771	39,049
Other non-current liabilities	2,189	2,105

Total Liabilities	426,002	497,640
Commitments and Contingencies (see note 10)

Stockholders’ Equity:
Common stock, $.01 par value, 300,000,000 shares authorized in 2004 and 2003; 98,193,504 and 97,317,669 shares issued and outstanding as of December 31, 2004 and 2003, respectively	982	973
Additional paid in capital	253,134	249,946
Deferred stock compensation, net of amortization of $9,429 and $4,221 as of December 31, 2004 and 2003, respectively	(5,079)	(8,935)
Retained deficit	(52,623)	(127,630)
Accumulated other comprehensive income	17,207	8,355

Total Stockholders’ Equity	213,621	122,709

Total Liabilities and Stockholders’ Equity	$639,623	$620,349

The accompanying notes to consolidated financial statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Preferred Stock	Additional Paid in Capital	Class B-1 Common Stock Warrants	Notes Receivable	Treasury Stock	Deferred Stock Compensation	Retained Earnings / (Deficit)	Accumulated Other Comprehensive Income	Total
Predecessor Balance, December 31, 2001	$90	$—	$14,352	$—	$—	$(30,314)	$—	$35,922	$(3,356)	$16,694

Comprehensive Income:
Net income								19,941		19,941
Foreign currency adjustments, net of tax									6,833	6,833

Total Comprehensive Income								19,941	6,833	26,774
Dividends on preferred stock								(1,238)		(1,238)
Purchases of treasury stock						(2,335)				(2,335)

Predecessor Balance, October 31, 2002	$90	$—	$14,352	$—	$—	$(32,649)	$—	$54,625	$3,477	$39,895

Balance, November 1, 2002	$—	$146,464	$4,864	$2,348	$(100)	$—	$(143)	$—	$—	$153,433

Comprehensive Income:
Net loss								(3,247)		(3,247)
Foreign currency adjustments, net of tax									1,418	1,418

Total Comprehensive Income								(3,247)	1,418	(1,829)
Dividends on preferred stock		1,958						(1,958)		—
Amortization of deferred stock compensation							2			2

Balance, December 31, 2002	$—	$148,422	$4,864	$2,348	$(100)	$—	$(141)	$(5,205)	$1,418	$151,606

Comprehensive Income:
Net income								37,575		37,575
Foreign currency adjustments, net of tax and other									6,937	6,937

Total Comprehensive Income								37,575	6,937	44,512
Dividends paid to stockholders								(160,000)		(160,000)
Exercise of stock options			3,071							3,071
Conversion to common stock upon IPO	910	(148,422)	149,860	(2,348)						—
IPO transaction costs			(2,612)							(2,612)
Issuance of common stock upon IPO	63		81,750							81,813
Unearned stock-based compensation			13,013				(13,013)			—
Amortization of unearned stock- based compensation							4,219			4,219
Notes receivable payment					100					100

Balance, December 31, 2003	$973	$—	$249,946	$—	$—	$—	$(8,935)	$(127,630)	$8,355	$122,709

Comprehensive Income:
Net income								75,007		75,007
Foreign currency adjustments, net of tax and other									8,852	8,852

Total Comprehensive Income								75,007	8,852	83,859
Exercise of stock options	9		1,837							1,846
Unearned stock-based compensation			1,351				(1,351)			—
Amortization of unearned stock- based compensation							5,207			5,207

Balance, December 31, 2004	$982	$—	$253,134	$—	$—	$—	$(5,079)	$(52,623)	$17,207	$213,621

The accompanying notes to consolidated financial statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2004	Year Ended December 31, 2003	Two Months Ended December 31, 2002	Predecessor
				Ten Months Ended October 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$75,007	$37,575	$(3,247)	$19,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,312	19,756	3,306	10,383
Amortization of deferred financing fees	3,488	1,986	287	1,116
Write-off of deferred financing fees	—	7,988	—	—
Write-off of original issue discount	—	1,983	—	—
Amortization of original issue discount	—	281	84	—
Amortization of stock based compensation	5,207	4,219	—	—
Allowance for doubtful accounts	3,681	2,090	501	2,776
Deferred income taxes	4,685	(4,829)	(2,483)	(1,138)
Foreign currency adjustments	866	(4,143)	(2,649)	(3,887)
Loss on sale of equipment	434	123	233	268
Loss on asset impairment	—	—	—	1,621
Changes in operating assets and liabilities:
Accounts receivable	(32,996)	(14,095)	430	(11,664)
Inventories	(6,292)	(16,978)	11,472	(5,926)
Prepaid expense and other current assets	(8,409)	(3,443)	(486)	1,151
Accounts payable	6,667	5,303	30	2,789
Accrued expenses and other	1,316	9,134	4,907	5,276

Net cash provided by operating activities	76,966	46,950	12,385	22,706
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	—	—	(710)
Payments for trademarks and other intellectual property	(342)	—	—	—
Purchases of property, plant and equipment	(38,419)	(32,597)	(1,961)	(9,175)
Proceeds from sales of property, plant and equipment	410	924	102	5,239
Payments on earn out to former owners	—	(39,434)	—	—

Net cash used by investing activities	(38,351)	(71,107)	(1,859)	(4,646)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	497,175	—	17,538
Repayments of long-term debt	(90,188)	(322,328)	(4,671)	(35,071)
Proceeds (repayments) from lines of credit	1,842	—	450	(280)
Payments for deferred financing costs	(2,251)	(11,698)	—	(2,054)
Cash held in trust for repayment of Senior Subordinated Notes	60,243	(60,243)	—	—
Proceeds from issuance of preferred stock	—	—	—	2,500
Proceeds from issuance of common stock	1,847	83,668	—	—
Payments of dividends to shareholders	—	(160,000)	—	—
Purchases of treasury stock	—	—	—	(2,335)

Net cash (used in) / provided by financing activities	(28,507)	26,574	(4,221)	(19,702)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,030	(841)	597	484

Increase/(decrease) in cash and cash equivalents	14,138	1,576	6,902	(1,158)
CASH AND CASH EQUIVALENTS, beginning of period	14,230	12,654	5,752	7,538

CASH AND CASH EQUIVALENTS, end of period	$28,368	$14,230	$12,654	$6,380

The accompanying notes to consolidated financial statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share data)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business—Tempur-Pedic International Inc. and Subsidiaries (Tempur-Pedic International or the Company) is a U.S.-based multinational corporation incorporated in Delaware. The Company manufactures, markets and sells advanced visco-elastic products including pillows, mattresses and other related products. The Company manufactures essentially all of its products at Dan Foam ApS, located in Denmark, and Tempur Production USA, Inc., located in the United States. The Company has sales and distribution companies operating in the U.S., Europe and the Asia Pacific region. In addition, the Company has third party distributor arrangements in certain other countries where it does not have distribution companies. The Company sells its products in 60 countries and extends credit based on the creditworthiness of its customers.

On November 1, 2002, Tempur-Pedic International acquired Tempur World, Inc. (the Tempur Acquisition). The Tempur Acquisition was accounted for using the purchase method of accounting. As a result of purchase accounting adjustments to the carrying value of the assets and liabilities, the financial position and results of operations for periods subsequent to the Tempur Acquisition are not comparable to those of Tempur World, Inc. (Tempur World). The accompanying consolidated financial statements and notes to consolidated financial statements present financial information for Tempur-Pedic International and Tempur World (Predecessor). The accompanying consolidated financial statements and notes to consolidated financial statements present financial information for Tempur-Pedic International as of December 31, 2004 and 2003, for the two months ended December 31, 2002, and for the years ended December 31, 2004 and 2003. These consolidated financial statements also include financial information for the Predecessor for the ten months ended October 31, 2002. As a result of the foregoing, the consolidated financial statements of the Predecessor and Tempur-Pedic International are not comparable and are separated by a black line.

(b) Reclassifications—Certain prior period amounts have been reclassified to conform to the 2004 presentation.

(c) Basis of Consolidation—The accompanying financial statements include the accounts of Tempur-Pedic International and its subsidiaries and Tempur World and its subsidiaries. All subsidiaries are wholly-owned. All material intercompany balances and transactions have been eliminated.

(d) Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e) Foreign Currency Translation—Assets and liabilities of non-U.S. subsidiaries, whose functional currency is the local currency, are translated at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustment resulting from translating the financial statements of such foreign subsidiaries are included in Accumulated other comprehensive income, a component of Stockholders’ Equity. Foreign currency transaction gains and losses are reported in results of operations.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

The carrying value of Cash and cash equivalents, Accounts receivable, Accounts payable and short-term debt approximate fair value because of the short-term maturity of those instruments. The fair value of the Senior Subordinated Notes of the Issuers is based on pricing models using current market rates.

The estimated fair value of the Company’s financial instruments is as follows:

	December 31,
	2004		2003
	Carrying Amount	Estimated Fair Market Value	Carrying Amount	Estimated Fair Market Value
Senior Subordinated Notes	$97,500	$112,613	$150,000	$165,938
Foreign currency contracts	453	453	507	507

As of December 31, 2003, the Company had $60,243 in Restricted cash for the redemption of the principal amount of $52,500 of Senior Subordinated Notes, the payment of a redemption premium of $5,381 and accrued interest expense of $2,362, which were paid in January 2004. The Company reflected the $5,381 redemption premium as a Loss on debt extinguishment included in Other income (expense), net for the year ended December 31, 2004.

(g) Cash and Cash Equivalents—Cash and cash equivalents consist of all investments with initial maturities of three months or less.

(h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consisted of the following:

	December 31,
	2004	2003
Finished goods	$42,848	$35,531
Work-in-process	8,086	6,555
Raw materials and supplies	15,228	16,190

	$66,162	$58,276

(i) Property, Plant and Equipment—Property, plant and equipment are carried at cost at acquisition date and depreciated using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives
Buildings	25-30 years
Computer equipment	3-5 years
Leasehold improvements	4-7 years
Machinery equipment	3-7 years
Office furniture and fixtures	5-7 years
Autos	3-5 years

Leasehold improvements are amortized over the shorter of the life of the lease or seven years. Depreciation expense for Tempur-Pedic International was $19,108 and $14,686 for the years ended December 31, 2004 and 2003, respectively. Depreciation expense for Tempur-Pedic International was $2,110 for the two months ended December 31, 2002. Depreciation expense for Tempur World was $9,692 for the ten months ended October 31, 2002.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

(j) Long-Lived Assets – In accordance with Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

(k) Goodwill and Other Intangible Assets—The Company follows SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their residual values, and reviewed for impairment in accordance with SFAS 144. The Company performs an annual impairment test on all existing goodwill and unamortized indefinite life intangible assets in the fourth quarter of each year. During the fourth quarter of 2004, the Company performed the annual impairment test to all existing goodwill and unamortized indefinite life intangible assets and concluded that no impairment existed as of December 31, 2004. If facts and circumstances lead the Company’s management to believe that one of its assets may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future net undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write down that carrying amount to fair value to the extent necessary.

The following table summarizes information relating to the Company’s Other intangible assets:

	December 31, 2004				December 31, 2003
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$3,467	$12,533	$16,000	$1,867	$14,133
Patents	5	5,048	2,172	2,876	5,000	1,167	3,833
Customer database	5	4,200	1,820	2,380	4,200	980	3,220
Foam formula	10	3,700	802	2,898	3,700	432	3,268
Non-competition agreements and other	1.5-5	2,325	1,890	435	2,044	1,498	546

Total		$86,273	$10,151	$76,122	$85,944	$5,944	$80,000

Amortization expense relating to intangible assets for Tempur-Pedic International was $4,207 and $5,064 for the years ended December 31, 2004 and 2003, respectively. Amortization expense relating to intangible assets for Tempur-Pedic International was $1,197 for the two months ended December 31, 2002. Amortization expense relating to intangible assets for Tempur World was $691 for the ten months ended October 31, 2002.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

Annual amortization of Other intangible assets is expected to be as follows:

Twelve Months Ending December 31,
2005	$3,876
2006	3,876
2007	3,611
2008	2,022
2009	2,001

The changes in the carrying amount of Goodwill for the year ended December 31, 2004 are related to changes in amounts for foreign currency translation and purchase accounting adjustments related to the Tempur acquisition, including the utilization of pre-acquisition net operating losses and adjustments relating to pre-acquisition income tax contingencies as follows:

Balance as of December 31, 2003	$208,546
Foreign currency translation adjustments	(631)
Other purchase accounting adjustments	(7,105)

Balance as of December 31, 2004	$200,810

In addition, Goodwill as of December 31, 2004 and 2003 has been allocated to the Domestic and International segments as follows:

	December 31, 2004	December 31, 2003
Domestic	$87,627	$92,316
International	113,183	116,230

	$200,810	$208,546

(l) Software—Preliminary project stage costs incurred are expensed and, thereafter, costs incurred in the developing or obtaining of internal use software are capitalized. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years and are subject to impairment evaluation in accordance with SFAS 144. Amounts capitalized for software are included in Property, plant and equipment, net.

(m) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales returns. Tempur-Pedic International allows product returns ranging of up to 120 days following a sale. Accrued sales returns are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets. Certain reclassifications have been made to the current period presentation. Accordingly, the following reported Amounts accrued and Returns charged to accrual are not comparable to amounts presented prior to January 1, 2004.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

Tempur-Pedic International had the following activity for sales returns from December 31, 2002 to December 31, 2004:

Balance as of December 31, 2002	$4,072
Amounts accrued	39,700
Returns charged to accrual	(38,316)

Balance as of December 31, 2003	5,456
Amounts accrued	38,425
Returns charged to accrual	(37,319)

Balance as of December 31, 2004	$6,562

(n) Warranties—The Company provides a 20-year warranty for U.S. sales and a 15-year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Warranties are included in Accrued expenses and other in the Consolidated Balance Sheets.

Tempur-Pedic International had the following activity for warranties from December 31, 2002 to December 31, 2004:

Balance as of December 31, 2002	$2,881
Amounts accrued	3,382
Warranties charged to accrual	(2,243)

Balance as of December 31, 2003	4,020
Amounts accrued	2,483
Warranties charged to accrual	(2,754)

Balance as of December 31, 2004	$3,749

(o) Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In accordance with SFAS 5, “Accounting for Contingencies” (SFAS 5), the Company accrues for probable foreign and domestic tax obligations as required by facts and circumstances in the various regulatory environments.

(p) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The financial condition of customers is reviewed by the Company prior to granting credit. The Company determines the allowance based on historical write-off experience. The Company reviews the adequacy of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowance for doubtful accounts was $5,508 and $4,193 as of December 31, 2004 and 2003, respectively. Deposits made by customers are recorded as a liability and recognized as a sale

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

when product is shipped. Tempur-Pedic International had $1,890 and $4,639 of deferred revenue included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of December 31, 2004 and 2003, respectively.

Tempur-Pedic International reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. In addition, for the years ended December 31, 2004 and 2003 amounts included in Net sales for shipping and handling were $23,417 and $18,415, respectively. Amounts included in Net sales for shipping and handling were $2,028 for the two months ended December 31, 2002. In addition, for the years ended December 31, 2004 and 2003, amounts included in Cost of sales for shipping and handling were $58,819 and $43,624, respectively. Amounts included in Cost of sales for shipping and handling were $5,135 for the two months ended December 31, 2002. Tempur World reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling were $9,553 for the ten months ended October 31, 2002. Amounts included in Cost of sales for shipping and handling were $20,096 for the ten months ended October 31, 2002.

(q) Advertising Costs—Tempur-Pedic International expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs charged to expense were $70,453 and $65,180 for the years ended December 31, 2004 and 2003, respectively. Advertising costs in 2003 included $16,328 of show and exhibition expenses that are not included in 2004. Advertising costs charged to expense for the two months ended December 31, 2002 were $8,937, including $3,104 in show and exhibition costs. Advertising costs deferred and included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $6,228 and $4,473 and as of December 31, 2004 and 2003, respectively.

Tempur World expensed all advertising costs as incurred except for production costs and advance payments, which were deferred and expensed when advertisements ran for the first time. Direct response advance payments were deferred and amortized over the life of the program. Advertising costs charged to expense were $37,003 for the ten months ended October 31, 2002.

(r) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred.

(s) Stock-Based Compensation—The Company has adopted SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123). In accordance with SFAS 123, the Company has elected to account for employee stock and option issuances under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense is recognized in the statements of income for stock options granted to employees and non-employee directors, if the exercise price at least equals the fair value of the underlying stock on the date of grant.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

Pro forma information in accordance with SFAS 123 for Tempur-Pedic International for the years ended December 31, 2004 and 2003, and the two months ended December 31, 2002 and for Tempur World for the ten months ended October 31, 2002 is as follows:

				Predecessor
	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Two Months Ended December 31, 2002	Ten Months Ended October 31, 2002
Net income (loss) as Reported	$75,007	$37,575	$(3,247)	$19,941
Add: Stock-based employee compensation expense included in reported net income	5,193	4,078	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,735)	(5,469)	(1)	(400)

Pro forma net income (loss)	$71,465	$36,184	$(3,248)	$19,541

Earnings (loss) per share:
Basic as reported	$0.77	$3.32	$(0.67)

Diluted as reported	$0.73	$0.39	$(0.67)

Basic—Pro forma	$0.73	$3.19	$(0.67)

Diluted—Pro forma	$0.70	$0.38	$(0.67)

The Company has omitted Tempur World earnings per share; as such information is not meaningful due to the change in capital structure that occurred with the Tempur Acquisition.

Certain options granted during the year prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. As of December 31, 2004 and 2003, the Company had remaining unearned stock-based compensation of $5,079 (including restricted stock units) and $8,935, respectively. The Company recorded $5,207 and $4,078 of compensation expense for the years ended December 31, 2004 and 2003, respectively, related to amortization of this stock-based compensation. The future amortization of remaining unearned stock-based compensation costs as of December 31, 2004 will be $2,883 in 2005, $1,543 in 2006 and $653 in 2007.

(2) New Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires the primary beneficiary of a variable interest entity to consolidate that entity. A primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB revised FIN 46, deferring the application of the provisions of FIN 46 for an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after March 15, 2004. The Company adopted the provisions of FIN 46 on March 31, 2004 and its adoption did not have an impact on the Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151), which is an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. In accordance with this standard, the Company plants to adopt SFAS 151 on June 30, 2005 and does not expect its adoption to have a material impact on the Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. In accordance with this revised standard, the Company plans to adopt SFAS 123R on June 30, 2005 and is still evaluating the expected impact on the Consolidated Financial Statements.

(3) Supplemental Cash Flow Information

Cash paid for interest and cash paid for income taxes was as follows:

				Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Two Months Ended December 31, 2002	Ten Months Ended October 31, 2002
Interest	$23,383	$15,205	$551	$5,382
Income taxes, net of refunds	$49,978	$33,146	$1,843	$13,769

(4) Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	December 31,
	2004	2003
Land and buildings	$71,606	$50,722
Machinery and equipment	92,262	55,060
Construction in progress	12,330	26,431

	176,198	132,213
Accumulated depreciation	(37,741)	(17,472)

	$138,457	$114,741

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

(5) Long-term Debt

(a) Long-term Debt—Long-term debt for Tempur-Pedic International consisted of the following:

	December 31,
	2004	2003
Senior Credit Facility:
U.S. Term Loan A payable to a lender, interest at the IBOR plus margin (4.81% and 4.40% at 2004 and 2003, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	$8,966	$10,158
U.S. Term Loan B payable to a lender, interest at the IBOR plus margin (4.81% and 4.64% at 2004 and 2003, respectively), principal payments due quarterly through September 30, 2009	132,975	134,325
European Term Loan A (USD Denominated) payable to a lender, interest at IBOR plus margin (4.81% and 4.40% at 2004 and 2003, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	17,642	37,784
European Term Loan A (EUR Denominated) payable to a lender, interest at IBOR plus margin (4.43% and 5.4% at 2004 and 2003, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	13,577	26,750
U.S. Long-Term Revolving Credit Facility payable to a lender, interest at IBOR or Index Rate plus applicable margin (4.75% in 2004), commitment through and due November 1, 2008	17,000	—
European Long-Term Revolving Credit Facility payable to a lender, interest at IBOR or Index Rate plus applicable margin (4.44% in 2003), commitment through and due November 1, 2008	—	15,250

Senior Subordinated Notes:
U.S. Senior Subordinated Notes payable to institutional investors, interest at 10.25%, due August 15,2010	97,500	150,000

Other:
Mortgages payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest 4.0% to 5.1%	2,011	2,255

	289,671	376,522
Less: Current portion	8,758	10,496

Long-term debt	$280,913	$366,026

The long-term debt of Tempur-Pedic International is scheduled to mature as follows:

Twelve Months Ending December 31,
2005	$8,758
2006	8,733
2007	12,299
2008	16,897
2009	127,726
Thereafter	115,258

Total	$289,671

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

(b) Secured Credit Financing—On August 26, 2004, the Company amended and restated its Senior Credit Facility. The amendment included a 75 basis point interest rate reduction to certain components of the credit facility, revisions to certain covenants and the addition of a provision to allow Industrial Revenue Bonds for the funding on the New Mexico facility. The amended and restated Senior Credit Facility continues to provide for revolving credit facilities in the committed amounts of $20,000 in the United States and $15,000 in Europe with an additional $5,000 working capital line in Europe, and term loans in the aggregate amount of approximately $183,500 outstanding. The revolving credit facilities continue to mature in 2008 and the term loans continue to mature in 2008 and 2009.

At December 31, 2004, Tempur-Pedic International had unused availability under the Senior Credit Facility of approximately $14,401. In addition to the availability under the revolving credit facilities, the Company has $5,000 availability under the European working capital line.

The aggregate amount of letters of credit outstanding under the U.S. and European Facility was approximately $0 and $3,599 as of December 31, 2004, respectively.

The Senior Credit Facility subjects Tempur-Pedic International Inc. and its subsidiaries to certain financial covenants, including: minimum interest coverage ratio; a maximum leverage ratio, and a minimum fixed charge coverage ratio in each case as defined. The Company was in compliance with all covenants as of December 31, 2004.

(c) Senior Subordinated Notes—On August 15, 2003, Tempur Pedic, Inc. and Tempur Production USA, Inc. (Issuers) issued $150,000 aggregate principal amount of Senior Subordinated Notes. The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International, and certain other subsidiaries of Tempur-Pedic International. The Senior Subordinated Notes have no mandatory redemption or sinking fund requirements; however, they do provide for partial redemption at the Issuer’s option under certain circumstances prior to August 15, 2006 and full redemption at the Issuer’s option on or after August 15, 2007.

On January 23, 2004, the Issuers redeemed an aggregate principal amount of $52,500 of outstanding Senior Subordinated Notes. The redemption price was 110.25% of the principal amount plus accrued interest, and the redemption was funded with a portion of the net proceeds from the initial public offering of the Company. The Company reflected the $5,381 redemption premium as a Loss on extinguishment of debt included in Other income (expense), net in the year ended December 31, 2004.

As a result of our initial public offering in December 2003, the Company received net proceeds, after deducting underwriting discounts and commissions and other offering expenses, of $78,957, of which $18,714 was used to pay down the Senior Term A loan, a component of the Senior Credit Facility, in December 2003, and $60,243 million was invested in short-term, investment-grade, interest-bearing instruments. During January 2004, we used the remaining proceeds to repay $52,500 of Senior Subordinated Notes. In conjunction with the repayment of the Senior Subordinated Notes, we reflected the $5,381 redemption premium as a Loss on debt extinguishment included in Other income (expense), net in the year ended December 31, 2004. Total offering expenses were approximately $8,543 including underwriters’ discount.

The Senior Subordinated Notes contain certain nonfinancial and financial covenants which include restrictions on: the declaration or payment of dividends and distributions; the purchase, redemption, acquisition or retirement of group equity interests; the payment, purchase, redemption, defeasance, acquisition or retirement

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

of subordinated indebtedness; investments; the incurrence of indebtedness and issuance of preferred stock; the granting of liens; the making of loans and the transfer of properties and assets; mergers, consolidations or sale of assets; transactions with affiliates; the acquisition or creation of additional subsidiaries; and the sale and leaseback of assets. The Company was in compliance with all covenants as of December 31, 2004.

(6) Stockholders’ Equity

(a) Registration Rights—The Registration Rights Agreement, holders of 10% of the Company’s registrable securities, as defined in the Registration Rights Agreement, and certain stockholders who held notes with an aggregate unpaid principal balance of $15,000, had the right, subject to certain conditions, to require us to register any or all of their shares under the Securities Act of 1933, as amended (Securities Act), at the Company’s expense. The 15,312,500 shares of common stock sold in the Company’s initial public offering by selling shareholders and the 14,950,000 shares sold in the 2004 secondary offering were sold by selling stockholders that were parties to the Registration Rights Agreement. The Company estimates that as of December 31, 2004, 51,192,790 outstanding shares of registrable common stock are held by parties to the Registration Rights Agreement.

Certain of these holders have demand registration rights under the Registration Rights Agreement as described above.

(b) Stock Split—On December 23, 2003, the Company’s Board of Directors declared a 525-for-one stock split, in the form of a stock dividend.

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

(d) Secondary Public Offering—On November 23, 2004, the Company closed a secondary offering of 14,950,000 shares of its common stock, including the subsequent exercise in full of the underwriters’ overallotment option, at a price of $18.96 per share. All shares were sold by certain of the Company’s stockholders pursuant to the terms of the Registration Rights Agreement. The Company incurred $939 in expenses associated with this offering.

(7) Stock-based Compensation

(a) 2002 Option Plan—In connection with the Tempur Acquisition, on November 1, 2002, the Company adopted the 2002 Option Plan to provide for grants of options to purchase shares of Class B-1 common stock to

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

employees and directors of the Company. Options granted under the 2002 Option Plan which qualify as incentive stock options, as defined by the Code, must have an exercise price of not less than the fair market value of the Company’s Class B-1 common stock at the date of grant. The determination of the exercise price was made by the Board of Directors. Options granted under the 2002 Option Plan provided for vesting terms as determined by the Board of Directors at the time of grant. Options can be exercised up to ten years from the grant date and up to five years from the date of grant for any stockholders who own 10% or more of the total combined voting power of all shares of stock of the Company. As of December 31, 2004, 1,150,722 options were exercisable at an average exercise price of $1.97. The total number of shares of common stock subject to issuance under the 2002 Option Plan did not exceed 6,533,720 shares, which was subject to certain adjustment provisions. The Company currently anticipates there will be no additional options issued under this plan.

(b) Tempur-Pedic International 2003 Equity Incentive Plan—The 2003 Equity Incentive Plan (the 2003 Plan) is administered by the Compensation Committee of the Board of Directors, which has the exclusive authority, including the power to determine eligibility to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards and the acceleration or waiver of any vesting, and performance of forfeiture restriction. The Compensation Committee, however, does not have the authority to waive any performance restrictions for performance-based awards.

Any of the Company’s employees, non-employee directors, consultants and Company advisors, as determined by the Compensation Committee, may be selected to participate in the 2003 Plan. The 2003 Plan provides for awards of stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards.

During December 2004, the Company granted 70,000 restricted stock units (RSU) to an employee. The RSU vest ratably in six equal installments through January 1, 2008 and are exercisable at no cost. The Company recognized deferred stock compensation of $1,351 which is reflected as a component of Stockholders’ Equity at December 31, 2004.

(c) Tempur-Pedic International 2003 Employee Stock Purchase Plan—The 2003 Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase up to certain limits as defined in the 2003 Employee Stock Purchase Plan of the Company’s common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less. The Compensation Committee of the Board of Directors administers the ESPP. The Board of Directors may amend or terminate the ESPP. The ESPP complies with the requirements of Section 423 of the Internal Revenue Code. The Company may issue a maximum of 500,000 shares of its common stock under the ESPP.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

The following table summarizes information about stock options outstanding as of December 31, 2004, 2003 and 2002:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2001	—	$—
Granted	6,100,500	1.53
Exercised	—	—
Terminated	—	—

Options outstanding at December 31, 2002	6,100,500	1.53
Granted	2,733,507	2.39
Exercised	(1,901,550)	1.62
Terminated	(449,925)	1.54

Options outstanding at December 31, 2003	6,482,532	1.87
Granted	570,000	15.78
Exercised	(848,116)	1.79
Terminated	(114,122)	1.66

Options outstanding at December 31, 2004	6,090,294	$3.18

Options outstanding at December 31, 2004 had exercise prices ranging from $1.52 – $19.30 per share and expire on November 30, 2014. The weighted average fair value at date of grant for options granted during 2004 was $15.78. The weighted average remaining contractual life is 8.2 years.

(d) Stock Based Compensation—Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 2002 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003
Expected life of option, in years	5	5
Risk-free interest rate	3%	3%
Expected volatility of stock	36%	25%
Expected dividend yield on stock	0%	0%

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

In December 2004, the Financial Accounting Standard Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. In accordance with this revised standard, the Company plans to adopt SFAS 123R on June 30, 2005 and is still evaluating the expected impact on the Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

(8) Consumer Credit Arrangements

The Company refers customers seeking extended financing to certain third party financiers (Card Servicers). The Card Servicers, if credit is granted, establish the interest rates, fees and all other terms and conditions of the customer accounts based on their evaluation of the creditworthiness of the customers. As the receivables are owned by the Card Servicers, at no time are the receivables purchased or acquired from the Company. In connection with customer purchases financed under these arrangements, the Card Servicer pays the Company an amount equal to the total amount of such purchases, net of a non-refundable financing fee as well as an interest bearing holdback of 20% (to be released upon ultimate collection) of certain amounts financed with recourse under the program. The total amounts financed and uncollected under the program by the Company were $371 and $294 included in Accounts receivable, as of December 31, 2004 and 2003, respectively.

(9) Accumulated Comprehensive Income

The components of Accumulated comprehensive income are as follows:

	Year Ended December 31,
	2004	2003
Financial instruments accounted for as hedges	$(508)	$(321)
Foreign currency translation	17,715	8,676

Accumulated comprehensive income	$17,207	$8,355

(10) Commitments and Contingencies

(a) Lease Commitments—Tempur-Pedic International leases space for its corporate headquarters and a retail outlet under operating leases that call for annual rental payments due in equal monthly installments. Operating lease expenses were $4,226, $3,944 and $316 for the years ended December 31, 2004 and 2003, and the two months ended December 31, 2002 , respectively. Tempur World had operating lease expenses of approximately $1,579 for the ten months ended October 31, 2002.

Future minimum lease payments at December 31, 2004 under these non-cancelable leases are as follows:

Year Ended December 31,
2005	$4,144
2006	2,813
2007	2,404
2008	1,573
2009	1,493
Thereafter	760

$13,187

(b) Purchase Commitments—As of December 31, 2004, the Company had outstanding commitments of approximately $12,072 for capital expenditures related to the construction of the production facility in Albuquerque, New Mexico.

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

(11) Derivative Financial Instruments

The Company is exposed to changes in foreign currency exchange rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks associated with such activities, the Company has entered into forward foreign exchange contracts. Gains and losses on these contracts generally offset foreign currency receivables and foreign currency debt. The Company does not hedge the effects of foreign exchange rate fluctuations on the translation of its foreign results of operations or financial position, nor does it hedge exposure related to anticipated transactions.

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

The Company had derivative financial instruments, consisting of foreign currency forward contracts, with notional values of $19,240 and $13,223 and fair values of $453 and $507 included in Other current assets and liabilities in the Consolidated Balance Sheets as of December 31, 2004 and 2003, respectively.

A sensitivity analysis indicates that if the exchange rates between the United States dollar and foreign currencies at December 31, 2004 increased 10%, the Company would incur losses of $926 on foreign currency forward contracts outstanding at December 31, 2004. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities.

Tempur-Pedic International had foreign exchange gains on derivative financial instruments of $606 for the year ended December 31, 2004 and incurred foreign exchange losses on derivative financial instruments of $3,051 and $1,803 for the year ended December 31, 2003 and two months ended December 31, 2002 , respectively. Tempur World incurred foreign exchange losses on derivative financial instruments of $784 for the ten months ended October 31, 2002. These gains and losses are offset primarily by the underlying assets and liabilities.

During January 2003, Tempur-Pedic International purchased two three-year interest rate caps (Interest Rate Caps) for the purpose of protecting $60,000 of the variable interest rate debt outstanding, at any given time during the life of the contract, against IBOR rates rising above 5%. Under the terms of the Interest Rate Caps, the Company has paid a premium to receive payments based on the difference between 3-month IBOR and 5% during any period in which the 3-month IBOR rate exceeds 5%. The Interest Rate Caps settle on the last day of March, June, September, and December until expiration. The fair value of the Interest Rate Caps included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheet was $6 and $188 as of December 31, 2004 and December 31, 2003, respectively. The changes in fair value of $187 and $271 were charged to Accumulated other comprehensive income in the accompanying Consolidated Statements of Stockholder’s Equity for the year ended December 31, 2004 and December 31, 2003, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

(12) Income Taxes

The Income tax provision consisted of the following:

				Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	Two Months Ended December 31, 2002	Ten Months Ended October 31, 2002
Current
Federal	$18,064	$5,813	$1,465	$2,400
State	3,601	1,403	232	1,027
Foreign	20,830	19,754	1,426	9,709

Total current	42,495	26,970	3,123	13,136

Deferred
Federal	3,891	(1,009)	(1,968)	(169)
State	451	(191)	(309)	(17)
Foreign	343	(2,143)	(206)	(514)

Total deferred	4,685	(3,343)	(2,483)	(700)

Total Income tax provision	$47,180	$23,627	$640	$12,436

The Income tax provision includes federal and state income taxes currently payable and those deferred or prepaid because of temporary differences between financial statement and tax bases of assets and liabilities. The Company records income taxes under the liability method. Under this method, deferred income taxes are recognized for the estimated future tax effects of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws.

The Company has established a valuation allowance for net operating loss carryforwards (NOLs) and certain other timing differences related to certain domestic and foreign operations. The Company’s foreign NOLs were $24,864 and $25,098 as of December 31, 2004 and 2003, respectively. These NOLs expire at various dates through 2014. The Company’s domestic NOLs were $2,802 net of federal benefit as of December 31, 2004. These domestic NOLs relate to NOLs generated in various states where domestic subsidiaries are filing separate company income tax returns and will expire at various dates through 2024. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of these NOLs and certain other timing differences related to some of its domestic and foreign operations. The Company believes that it is more likely than not that its tax assets (other than those related to some of its domestic and foreign operations as discussed above) are realizable based on the level of future reversing taxable temporary differences and on historically profitable operations which the Company believes are more likely than not to continue into the future to the extent necessary to assure realization of recorded deferred tax assets. However, there can be no assurance that such assets will be realized if circumstances change.

In conjunction with the Tempur Acquisition, on November 1, 2002 Tempur-Pedic International repatriated $44,200 from one of its foreign subsidiaries in the form of a loan that under applicable U.S. tax principles is treated as a taxable dividend. On March 30, 2003, the $44,200 note was distributed principally in the form of a capital reduction under applicable foreign law from the foreign subsidiary (lender) up the chain of foreign and domestic subsidiaries to Tempur World, LLC (borrower) and cancelled on March 31, 2003.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

At December 31, 2004, Tempur-Pedic International had undistributed earnings of $95,408 from its foreign subsidiaries determined under U.S. generally accepted accounting principles, translated into U.S. dollars at the applicable exchange rate on December 31, 2004. Provisions have been made for U.S. income taxes on $8,463 of these undistributed earnings pursuant to Subpart F and Section 956 of the Code. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $86,945 of undistributed earnings, as these earnings are considered indefinitely reinvested. In addition, Tempur-Pedic International had undistributed earnings from periods ending prior to November 1, 2002 of $65,164 determined under U.S. tax principles, translated into U.S. dollars at the applicable exchange rate on December 31, 2004. Provisions have been made for U.S. income taxes on $13,100 of these undistributed earnings pursuant to Section 956 of the Internal Revenue Code (Code). No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $52,064 of undistributed earnings, as these earnings are considered indefinitely reinvested.

These undistributed earnings could become subject to U.S. income taxes and foreign withholding taxes (subject to a reduction for foreign tax credits) if these undistributed earnings were remitted as dividends, loaned to the U.S. parent company or a U.S. subsidiary, or if the Company should sell its stock in the subsidiaries. However, on October 22, 2004 the President signed the American Jobs Creation Act of 2004, which allows a temporary elective 85% dividends received deduction for cash dividends paid by foreign subsidiaries to their U.S. corporate shareholder in either 2004 or 2005. This provision could potentially allow Tempur-Pedic International to repatriate the undistributed earnings of its foreign subsidiaries in a tax efficient manner. The management of Tempur-Pedic International is in the initial stages of its evaluation of the effects of this repatriation provision and expects to complete its evaluation during the second quarter of 2005. The related range of income tax effects of any such repatriation cannot be reasonably determined at this time.

The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year ended December 31, 2004		Year ended December 31, 2003
	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes
Statutory U.S. federal income tax	$42,765	35.0%	$21,424	35.0%
State income taxes, net of federal benefit	2,660	2.2	748	1.2
Foreign tax differential	(2,669)	(2.2)	(1,746)	(2.8)

Change in valuation allowance	1,522	1.2	2,654	4.3
Foreign tax credit, net of Section 78 gross up	(39)	—	(1,163)	(1.9)
Incentive Stock Options	1,073	0.9	797	1.3
Subpart F income and Section 956	1,524	1.2	1,688	2.8
Permanent and other	344	0.3	(775)	(1.3)

Effective income tax provision	$47,180	38.6%	$23,627	38.6%

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

	Two Months Ended December 31, 2002		Predecessor
			Ten Months Ended October 31, 2002
	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes
Statutory U.S. federal income tax	$(913)	35.0%	$11,326	35.0%
State income taxes, net of federal benefit	(39)	1.5	718	2.2
Foreign tax differential	(35)	1.4	(941)	(2.9)

Change in valuation allowance	2,078	(79.7)	2,846	8.8
Foreign tax credit, net of Section 78 gross up	(112)	4.3	(1,561)	(4.8)
Incentive stock options	—	—	—	—
Subpart F income and Section 956	163	(6.3)	243	0.8
Permanent and other	(502)	19.3	(195)	(0.6)

Effective income tax provision	$640	(24.5)%	$12,436	38.5%

Subpart F income represents interest and royalties earned by a foreign subsidiary. Under the Code, such income is taxable to Tempur-Pedic International as if, in effect, earned directly by Tempur-Pedic International.

The net deferred tax asset and liability recognized in the Consolidated Balance Sheets consisted of the following:

	December 31, 2004	December 31, 2003
Deferred tax assets:
Inventories	$5,042	$3,402
Net operating losses	11,880	8,797
Property, plant and equipment	2,455	1,071
Accrued expenses and other	7,158	2,290
Start up costs	—	33

Total deferred tax assets	26,535	15,593
Valuation allowances	(14,087)	(11,425)

Total net deferred tax assets	$12,448	$4,168

Deferred tax liabilities:
Property, plant and equipment	$(14,995)	$(8,324)
Intangible assets	(30,616)	(28,531)
Accrued expenses and other	(1,749)	—
Inventories	(75)	—
Original issue discount	—	(648)
Goodwill	69	(23)

Total deferred tax liabilities	(47,366)	(37,526)

Net deferred tax liability	$(34,918)	$(33,358)

During 2003, the Danish taxing authority commenced an examination of tax years 1999 to 2001. In October 2004, the Internal Revenue Service (U.S. tax authority) advised the company it would commence an audit of the

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

January 1, 2002 through November 1, 2002 short period tax return in early 2005. Although the outcome of tax audits is always uncertain, the Company does not anticipate any material adverse effects on its consolidated financial position or results of operations in the event of an unfavorable resolution.

(13) Major Customers

Five customers accounted for approximately 13%, 22% and 23% of Tempur-Pedic International sales for the years ended December 31, 2004 and 2003 and the two months ended December 31, 2002, respectively, one of which accounted for approximately 6%, 8% and 11% of sales for, the years ended December 31, 2004 and 2003 and the two months ended December 31, 2002, respectively, all of which was sold by the Domestic segment. These same customers also accounted for approximately 15%, and 18% of accounts receivable as of December 31, 2004 and 2003, respectively.

Five customers accounted for approximately 24% of Tempur World sales for ten months ended October 31, 2002, one of which accounted for approximately 10% of sales for the ten months ended October 31, 2002, all of which was sold by the Domestic segment.

(14) Benefit Plan

A subsidiary of the Company has a defined contribution plan (the Plan) whereby eligible employees may contribute up to 15% of their pay subject to certain limitations as defined by the Plan. Employees are eligible to receive matching contributions at the start of employment with the Company. The Plan provides a 100% match of the first 3% and 50% of the next 2% of eligible employee contributions. All matching contributions vest immediately. The Company incurred $227, $148, and $27 of expenses associated with the Plan for the years ended December 31, 2003 and 2004 and the two months ended December 31, 2002, respectively. Tempur World incurred $116 of expenses associated with the Plan for the ten months ended October 31, 2002.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

(15) Earnings (Loss) Per Share

	Year Ended December 31, 2004	Year Ended December 31, 2003	Two Months Ended December 31, 2002
Numerator:
Net income (loss)	$75,007	$37,575	$(3,247)
Preferred stock dividends	—	—	(1,958)

Net income (loss) available to common stockholders—numerator for basic earnings per share	75,007	37,575	(5,205)

Effect of dilutive securities:
Preferred stock dividends	—	—	—

Net income (loss) available to common stockholders—numerator for diluted earnings per share	$75,007	$37,575	$(5,205)

Denominator:
Denominator for basic earnings per share—weighted average shares	97,695,309	11,329,617	7,814,625
Effect of dilutive securities:
Employee stock options and RSU’s	5,180,683	5,547,189	—
Warrants	—	4,299,511	—
Convertible preferred stock	—	74,154,924	—

Dilutive potential common shares	5,180,683	84,001,624	—

Denominator for diluted earnings per share—adjusted weighted average shares	102,875,992	95,331,241	7,814,625

Basic earnings per share	$0.77	$3.32	$(0.67)

Diluted earnings per share	$0.73	$0.39	$(0.67)

The Company has omitted Tempur World earnings per share as such information is not considered meaningful due to the change in capital structure that occurred with the Tempur Acquisition.

(16) Business Segment Information

Operating segments are defined as components of an enterprise engaging in business activities about which separate financial information is available that is evaluated regularly by the chief operating decision maker or group in deciding how to allocate resources and assessing performance. The Company operates in two business segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Domestic segment consists of the United States manufacturing facility, whose customers include the United States distribution subsidiary and certain North American third party distributors. The International segment consists of the manufacturing facility in Denmark, whose customers include all the distribution subsidiaries and third party distributors outside the Domestic segment. The Company evaluates segment performance based on Net sales and Operating income.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

The following table summarizes segment information:

				Predecessor
	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Two Months Ended December 31, 2002	Ten Months Ended October 31, 2002
Net sales from external customers:
Corporate	$—	$—	$—	$—
Domestic	430,718	282,248	33,860	131,399
International	254,148	196,887	26,784	105,916

	$684,866	$479,135	$60,644	$237,315

Inter-segment sales:
Corporate	$—	$—	$—	$—
Domestic	—	—	—	—
International	(19,979)	(48,774)	(2,226)	(16,777)
Intercompany eliminations	19,979	48,774	2,226	16,777

	$—	$—	$—	$—

Operating income (loss):
Corporate	$(19,304)	$(12,611)	$(1,136)	$(3,249)
Domestic	108,641	51,966	2,140	22,104
International	61,698	57,719	(1,987)	21,538

	$151,035	$97,074	$(983)	$40,393

Depreciation and amortization (excluding stock-based compensation amortization):
Corporate	$740	$10,260	$597	$1,352
Domestic	9,952	7,716	1,318	3,444
International	12,620	8,266	1,391	5,587

	$23,312	$26,242	$3,306	$10,383

Total assets:
Corporate	$393,202	$332,018
Domestic	439,845	477,406
International	345,040	346,156
Intercompany eliminations	(538,464)	(535,231)

	$639,623	$620,349

Capital expenditures:
Corporate	$535	$430	$7	$120
Domestic	20,051	23,372	353	3,362
International	17,833	8,795	1,601	5,693

	$38,419	$32,597	$1,961	$9,175

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

The following table sets forth Net sales by significant product group:

				Predecessor
	Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Two Months Ended December 31, 2002	Ten Months Ended October 31, 2002
Mattresses	$433,285	$268,188	$31,286	$124,781
Pillows	138,044	132,750	18,816	72,396
All Other	113,537	78,197	10,542	40,138

	$684,866	$479,135	$60,644	$237,315

The Domestic segment purchases certain products produced by the Danish manufacturing facility. These purchases are included in the International segment as Intercompany sales. The Intercompany profits on these sales are included in the International segment for statutory purposes. For Business segment reporting, they have been allocated to the Operating income (loss) of the Domestic segment. These profits were $4,716 for the year ended December 31, 2004, $12,916 for the year ended December 31, 2003, $651 for the two months ended December 31, 2002, and $3,341 for the ten months ended October 31, 2002.

(17) Condensed Consolidating Financial Information

On August 15, 2003, the Issuers issued $150,000 aggregate principal amount of Senior Subordinated Notes. The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally and joint and severally guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International, and two intermediate parent limited liability companies (referred to as the “Combined Guarantor Parents” and all of Tempur-Pedic International’s current and future domestic subsidiaries (referred to collectively as the Combined Guarantor Subsidiaries), other than the Issuers. The Issuers and subsidiary guarantors are indirectly 100% owned subsidiaries of the Combined Guarantor Parents and the subsidiary guarantors are 100% owned subsidiaries of the Issuers. The foreign subsidiaries (referred to as Combined Non-Guarantor Subsidiaries) represent the foreign operations of the Company and will not guarantee this debt. The following financial information presents Condensed Consolidating Balance Sheets as of December 31, 2004 and 2003, Condensed Consolidating Statements of Income and Statements of Cash Flows for the years ended December 31, 2004 and 2003, the two months ended December 31, 2002 and the ten months ended October 31, 2002 for the Combined Guarantor Parents, Issuers and their Subsidiary Guarantors and Combined Non-Guarantor Subsidiaries. During the year ended December 31, 2004, one of the Issuers established a new legal entity (Tempur-Pedic Retail, Inc.). Accordingly, Tempur-Pedic Retail, Inc. has been reflected as a Combined Guarantor Subsidiary.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

Condensed Consolidating Balance Sheet

As of December 31, 2004

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$3,470	$84,322	$13,569	$48,112	$133,162	$(68,789)	$213,846
Property, plant and equipment, net	—	63,538	613	4,235	70,071	—	138,457
Other noncurrent assets	108,538	291,986	267,011	891	141,808	(522,914)	287,320

Total assets	$112,008	$439,846	$281,193	$53,238	$345,041	$(591,703)	$639,623

Current liabilities	$1,046	$(24,047)	$50,767	$84,670	$55,482	$(68,789)	$99,129
Noncurrent liabilities	—	505,015	198,182	96	180,196	(556,616)	326,873
Equity (deficit)	110,962	(41,122)	32,244	(31,528)	109,363	33,702	213,621

Total liabilities and equity (deficit)	$112,008	$439,846	$281,193	$53,238	$345,041	$(591,703)	$639,623

Condensed Consolidating Balance Sheet As of December 31, 2003
	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$4,884	$96,480	$11,793	$5,483	$121,599	$(94,795)	$145,444
Property, plant and equipment, net	—	52,340	336	3,523	58,542	—	114,741
Other noncurrent assets	100,397	319,580	214,608	—	166,015	(440,436)	360,164

Total assets	$105,281	$468,400	$226,737	$9,006	$346,156	$(535,231)	$620,349

Current liabilities	$1,874	$49,491	$42,846	$49,727	$41,317	$(94,795)	$90,460
Noncurrent liabilities	32,000	463,217	170,898	109	245,873	(504,917)	407,180
Equity (deficit)	71,407	(44,308)	12,993	(40,830)	58,966	64,481	122,709

Total liabilities and equity (deficit)	$105,281	$468,400	$226,737	$9,006	$346,156	$(535,231)	$620,349

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2004

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales	$—	$8,043	$—	$422,675	$274,127	$(19,979)	$684,866
Cost of goods sold	—	4,010	(928)	215,979	124,770	(19,979)	323,852

Gross profit	—	4,033	928	206,696	149,357	—	361,014
Operating expenses	7,604	16,798	12,628	90,006	82,943	—	209,979

Operating income	(7,604)	(12,765)	(11,700)	116,690	66,414	—	151,035
Interest income (expense), net	—	(17,433)	(2,743)	20	(3,394)	—	(23,550)
Other income (expense)	—	54,327	(235)	(59,289)	(101)	—	(5,298)
Income taxes	—	25,398	(5,093)	5,702	21,173	—	47,180

Net income (loss)	$(7,604)	$(1,269)	$(9,585)	$51,719	$41,746	$—	$75,007

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2003

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales	$—	$197,085	$—	$85,163	$245,661	$(48,774)	$479,135
Cost of goods sold	—	110,083	(601)	37,666	125,491	(48,774)	223,865

Gross profit	—	87,002	601	47,497	120,170	—	255,270
Operating expenses	4,626	40,858	8,586	41,674	62,452	—	158,196

Operating income	(4,626)	46,144	(7,985)	5,823	57,718	—	97,074
Interest income (expense), net	—	(10,876)	(6,212)	(45)	(3,406)	—	(20,539)
Other income (expense)	(2)	13,090	(1,053)	(19,833)	(7,535)	—	(15,333)
Income taxes	(5)	11,640	(5,657)	—	17,649	—	23,627

Net income (loss)	$(4,623)	$36,718	$(9,593)	$(14,055)	$29,128	$—	$37,575

Condensed Consolidating Statement of Income

For the Two Months Ended December 31, 2002

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales	$—	$21,578	$—	$12,282	$29,010	$(2,226)	$60,644
Cost of goods sold	—	15,491	(73)	5,031	19,589	(2,226)	37,812

Gross profit	—	6,087	73	7,251	9,421	—	22,832
Operating expenses	3	5,063	1,205	6,785	10,759	—	23,815

Operating income	(3)	1,024	(1,132)	466	(1,338)	—	(983)
Interest income (expense), net	—	(644)	(1,944)	(20)	(347)	—	(2,955)
Other income (expense)	—	2,116	420	(1,833)	628	—	1,331
Income taxes	—	584	(875)	—	931	—	640

Net income (loss)	$(3)	$1,912	$(1,781)	$(1,387)	$(1,988)	$—	$(3,247)

Condensed Consolidating Statement of Income

For the Ten Months Ended October 31, 2002

(Predecessor)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net Sales	$—	$86,730	$—	$44,669	$122,592	$(16,677)	$237,314
Cost of goods sold	—	46,997	(293)	19,850	60,351	(16,677)	110,228

Gross profit	—	39,733	293	24,819	62,241	—	127,086
Operating expenses	—	20,598	3,542	25,191	37,362	—	86,693

Operating income	—	19,135	(3,249)	(372)	24,879	—	40,393
Interest income (expense), net	—	(2,599)	(1,603)	(79)	(2,011)	—	(6,292)
Other income (expense)	—	7,015	(819)	(6,907)	(1,013)	—	(1,724)
Income taxes	—	6,599	(3,359)	—	9,196	—	12,436

Net income (loss)	$—	$16,952	$(2,312)	$(7,358)	$12,659	$—	$19,941

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2004

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(7,604)	$(1,269)	$(9,585)	$51,719	$41,746	$—	$75,007
Non-cash expenses	5,207	15,546	1,851	2,215	16,854	—	41,673
Changes in working capital	(3,236)	(18,611)	9,487	(52,070)	24,716	—	(39,714)

Net cash (used in) / provided by operating activities	(5,633)	(4,334)	1,753	1,864	83,316	—	76,966
Net cash used for investing activities	—	(18,248)	(770)	(1,645)	(17,688)	—	(38,351)
Net cash provided by / (used in) financing activities	1,847	22,202	(1,921)	—	(50,635)	—	(28,507)
Effect on exchange rate changes on cash	—	—	—	—	4,030	—	4,030

Net increase (decrease) in cash and cash equivalents	(3,786)	(380)	(938)	219	19,023	—	14,138

Cash and cash equivalents at beginning of the period	4,756	931	1,545	—	6,998	—	14,230

Cash and cash equivalents at end of period	$970	$551	$607	$219	$26,021	$—	$28,368

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2003

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(4,623)	$36,718	$(9,593)	$(14,055)	$29,128	$—	$37,575
Non-cash expenses	6,012	13,120	4,599	217	5,506	—	29,454
Changes in working capital	119,133	(128,474)	7,492	16,054	(34,284)	—	(20,079)

Net cash provided by / (used in) operating activities	120,522	(78,636)	2,498	2,216	350	—	46,950
Net cash used for investing activities	(39,434)	(23,307)	(430)	(2,192)	(5,744)	—	(71,107)
Net cash (used in) / provided by financing activities	(76,332)	102,196	(1,132)	—	1,842	—	26,574
Effect on exchange rate changes on cash	—	—	—	—	(841)	—	(841)

Net increase (decrease) in cash and cash equivalents	4,756	253	936	24	(4,393)	—	1,576

Cash and cash equivalents at beginning of the period	—	678	609	(24)	11,391	—	12,654

Cash and cash equivalents at end of period	$4,756	$931	$1,545	$—	$6,998	$—	$14,230

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

Condensed Consolidating Statement of Cash Flows

For the Two Months Ended December 31, 2002

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(3)	$1,912	$(1,781)	$(1,387)	$(1,988)	$—	$(3,247)
Non-cash expenses	—	(29)	(8,472)	(48)	7,828	—	(721)
Changes in working capital	—	(8,931)	12,729	1,411	11,144	—	16,353

Net cash (used in) / provided by operating activities	(3)	(7,048)	2,476	(24)	16,984	—	12,385
Net cash used for investing activities	—	(354)	(7)	—	(1,498)	—	(1,859)
Net cash provided by / (used in) financing activities	3	9,012	(2,267)	—	(10,969)	—	(4,221)
Effect on exchange rate changes on cash	—	—	—	—	597	—	597

Net increase (decrease) in cash and cash equivalents	—	1,610	202	(24)	5,114	—	6,902

Cash and cash equivalents at beginning of the period	—	(932)	407	—	6,277	—	5,752

Cash and cash equivalents at end of period	$—	$678	$609	$(24)	$11,391	$—	$12,654

Condensed Consolidating Statement of Cash Flows For the Ten Months Ended October 31, 2002 (Predecessor)
	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$—	$16,952	$(2,312)	$(7,358)	$12,659	$—	$19,941
Non-cash expenses	—	4,637	3,190	482	2,829	—	11,138
Changes in working capital	—	(13,689)	1,531	8,203	(4,418)	—	(8,373)

Net cash provided by operating activities	—	7,900	2,409	1,327	11,070	—	22,706
Net cash used for investing activities	—	(1,269)	(120)	(1,363)	(1,894)	—	(4,646)
Net cash (used in) financing activities	—	(8,900)	(1,889)	—	(8,913)	—	(19,702)
Effect on exchange rate changes on cash	—	—	—	—	484	—	484

Net increase (decrease) in cash and cash equivalents	—	(2,269)	400	(36)	747	—	(1,158)

Cash and cash equivalents at beginning of the period	—	2,001	7	36	5,494	—	7,538

Cash and cash equivalents at end of period	$—	$(268)	$407	$—	$6,241	$—	$6,380

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands except share and per share data)

(18) Quarterly Financial Data (Unaudited)

Quarterly results of operations for the years ended December 31, 2004 and 2003 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Operating revenues	$153,123	$151,600	$181,737	$198,406
Operating income	30,534	32,989	42,835	44,677
Net income	11,771	16,946	22,411	23,880
Basic earnings per share	$0.12	$0.17	$0.23	$0.24
Diluted earnings per share	$0.11	$0.16	$0.22	$0.23

2003
Operating revenues	$105,129	$113,675	$123,555	$136,776
Operating income	22,381	27,101	22,727	24,865
Net income	10,885	14,780	325	11,585
Basic earnings per share	$1.39	$1.89	$0.04	$0.53
Diluted earnings per share	$0.12	$0.16	$—	$0.12

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

VALUATION AND QUALIFYING ACCOUNTS

FOR THE TEN MONTHS ENDED OCTOBER 31, 2002

SCHEDULE II

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE TWO MONTHS ENDED DECEMBER 31, 2002,

FOR THE YEAR ENDED DECEMBER 31, 2003

AND FOR THE YEAR ENDED DECEMBER 31, 2004

SCHEDULE II

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:

TEMPUR WORLD, INC. AND SUBSIDIARIES:

Ten Months Ended October 31, 2002	$817,461	$2,776,105	$—	$(1,516,594)	$2,076,972

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
Two Months Ended December 31, 2002	$2,076,972	$500,531	$—	$(59,018)	$2,518,485

Year Ended December 31, 2003	$2,518,485	$2,090,277	$—	$(415,376)	$4,193,386

Year Ended December 31, 2004	$4,193,386	$3,680,756	$—	$(2,366,150)	$5,507,992