Form 10-Q
period 2005-03-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2005-05-09
CIK 1206264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2005 was 98,617,350 shares.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, construction of our new manufacturing facility in New Mexico, timing of product introductions, financing needs, and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct. When used in this report, the terms “Tempur-Pedic International” and the “Company” refer to Tempur-Pedic International Inc. only, and the terms “we,” “our,” “ours” and “us” refer to Tempur-Pedic International Inc. and its consolidated subsidiaries.

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

All forward-looking statements attributable to us apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Three Months Ended
	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)
Net sales	$222,379	$153,123
Cost of sales	108,136	71,784

Gross profit	114,243	81,339

Selling and marketing expenses	44,969	34,955
General and administrative expenses	19,090	15,362
Research and development expenses	804	488

Operating income	49,380	30,534

Other income (expense), net:
Interest expense, net	(5,363)	(6,094)
Loss on extinguishment of debt	(717)	(5,381)
Other income (expense), net	(85)	80

Total other expense	(6,165)	(11,395)

Income before income taxes	43,215	19,139
Income tax provision	16,465	7,368

Net income	$26,750	$11,771

Basic earnings per share	$0.27	$0.12

Diluted earnings per share	$0.26	$0.11

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,995	$28,368
Accounts receivable, net	98,872	93,804
Inventories	73,682	66,162
Prepaid expenses and other current assets	10,942	16,659
Deferred income taxes	9,864	8,853

Total current assets	206,355	213,846

Property, plant and equipment, net	147,518	138,457
Goodwill	201,109	200,810
Other intangible assets, net	75,507	76,122
Deferred financing and other non-current assets, net	8,771	10,388

Total assets	$639,260	$639,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,582	$34,771
Accrued expenses and other	63,694	55,600
Current portion of long-term debt	10,192	8,758

Total current liabilities	107,468	99,129
Long-term debt	250,330	280,913
Deferred income taxes	43,398	43,771
Other non-current liabilities	2,153	2,189

Total liabilities	403,349	426,002

Commitments and contingencies (see notes)

Stockholders’ Equity:
Common stock, $.01 par value, 300,000,000 shares authorized, 98,563,629 and 98,193,504 shares issued and outstanding on March 31, 2005 and December 31, 2004, respectively	986	982
Additional paid in capital	253,820	253,134
Deferred stock compensation, net of amortization of $10,313 and $9,429 as of March 31, 2005 and December 31, 2004, respectively	(4,195)	(5,079)
Retained deficit	(25,873)	(52,623)
Accumulated other comprehensive income	11,173	17,207

Total stockholders’ equity	235,911	213,621

Total liabilities and stockholders’ equity	$639,260	$639,623

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,750	$11,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,530	5,395
Amortization of deferred financing costs	793	627
Loss on extinguishment of debt	717	—
Stock based compensation amortization	884	1,499
Allowance for doubtful accounts	913	866
Deferred income taxes	(1,384)	(892)
Foreign currency adjustments	675	178
Loss on sale of equipment and other	510	9
Changes in operating assets and liabilities:
Accounts receivable	(8,186)	(10,777)
Inventories	(8,874)	424
Prepaid expenses and other current assets	5,031	(1,313)
Accounts payable	253	4,020
Accrued expenses and other	9,481	(2,910)

Net cash provided by operating activities	34,093	8,897

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for trademarks and other intellectual property	(474)	—
Purchases of property, plant and equipment	(18,738)	(5,051)
Proceeds from sale of equipment	83	26

Net cash used by investing activities	(19,129)	(5,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of term loans	(31,845)	(2,504)
Repayments of Senior Subordinated Notes	—	(52,500)
Proceeds from long-term Revolving Credit Facility, net	15,000	—
Repayments of long-term Revolving Credit Facility, net	(12,000)	(10,750)
Cash held in trust for repayment of Senior Subordinated Notes	—	60,243
Proceeds from issuance of common stock	690	124

Net cash used by financing activities	(28,155)	(5,387)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,182)	(1,142)

Decrease in cash and cash equivalents	(15,373)	(2,657)

CASH AND CASH EQUIVALENTS, beginning of period	28,368	14,230

CASH AND CASH EQUIVALENTS, end of period	$12,995	$11,573

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands except share and per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business—Tempur-Pedic International Inc. and subsidiaries (Tempur-Pedic International or the Company) is a U.S.-based multinational corporation incorporated in Delaware. The Company manufactures, markets, and sells advanced visco-elastic products including pillows, mattresses and other related products. The Company manufactures essentially all of its products at Dan Foam ApS, located in Denmark, and Tempur Production USA, Inc., located in the U.S. The Company has sales and distribution companies operating in the U.S., Europe and Asia Pacific. In addition, the Company has third party distributor arrangements in certain other countries where it does not have distribution companies. The Company sells its products in approximately 60 countries and extends credit based on the creditworthiness of its customers.

The accompanying financial statements, prepared in accordance with the instructions to Form 10-Q and article 10 of Regulation S-X, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles in the U.S. for complete financial statements. Accordingly, these accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. All necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

(b) Basis of Consolidation—The accompanying financial statements include the accounts of Tempur-Pedic International and its subsidiaries. All subsidiaries are wholly owned. All material intercompany balances and transactions have been eliminated.

(c) Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Foreign Currency Translation—Assets and liabilities of non-U.S. subsidiaries, whose functional currency is the local currency, are translated at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustment resulting from translating the financial statements of such foreign subsidiaries are included in Accumulated other comprehensive income, a component of Stockholders’ Equity. Foreign currency transaction gains and losses are reported in results of operations.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

(g) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consisted of the following:

	March 31, 2005	December 31, 2004
Finished goods	$52,487	$42,848
Work-in-process	6,604	8,086
Raw materials and supplies	14,591	15,228

	$73,682	$66,162

(h) Long Lived Assets—In accordance with Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

(i) Goodwill and Other Intangible Assets—The Company follows SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. The Company performs an annual impairment test on all existing goodwill and unamortized indefinite life intangible assets in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2004 on all existing goodwill and no impairment existed as of December 31, 2004. If facts and circumstances lead the Company’s management to believe that one of its assets may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write down that carrying amount to fair value to the extent necessary.

The following table summarizes information relating to the Company’s Other intangible assets:

		March 31, 2005			December 31, 2004
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000

Amortized intangible assets:
Technology	10	$16,000	$3,867	$12,133	$16,000	$3,467	$12,533
Patents	5-20	5,512	2,425	3,087	5,048	2,172	2,876
Customer database	5	4,200	2,030	2,170	4,200	1,820	2,380
Foam formula	10	3,700	894	2,806	3,700	802	2,898
Non-competition agreements and other	5	2,221	1,910	311	2,325	1,890	435

Total		$86,633	$11,126	$75,507	$86,273	$10,151	$76,122

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

Amortization expense relating to Other intangible assets for Tempur-Pedic International was $975 and $1,267 for the three months ended March 31, 2005 and March 31, 2004, respectively.

The changes in the carrying amount of Goodwill for the three months ended March 31, 2005 are as follows:

Balance as of December 31, 2004	$200,810
Foreign currency translation adjustments and other	299

Balance as of March 31, 2005	$201,109

In addition, Goodwill has been allocated to the Domestic and International segments as follows:

	March 31, 2005	December 31, 2004
Domestic	$90,043	$87,627
International	111,066	113,183

	$201,109	$200,810

(j) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales returns. Tempur-Pedic International allows product returns up to 120 days following a sale. Accrued sales returns are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Tempur-Pedic International had the following activity for sales returns from December 31, 2004 to March 31, 2005:

Balance as of December 31, 2004	$6,562
Amounts accrued	10,908
Returns charged to accrual	(11,161)

Balance as of March 31, 2005	$6,309

(k) Warranties—The Company provides a 20-year warranty for U.S. sales and a 15-year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Warranties are included in Accrued expenses and other in the Consolidated Balance Sheets.

Tempur-Pedic International had the following activity for warranties from December 31, 2004 to March 31, 2005:

Balance as of December 31, 2004	$3,749
Amounts accrued	2,190
Warranties charged to accrual	(2,089)

Balance as of March 31, 2005	$3,850

(l) Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

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

(m) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews the adequacy of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowance for doubtful accounts was $5,615 and $5,508 as of March 31, 2005 and December 31, 2004, respectively. Deposits made by customers are recorded as a liability and recognized as a sale when product is shipped. Tempur-Pedic International had $2,385 and $1,890 of deferred revenue included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004, respectively.

Tempur-Pedic International reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling were approximately $7,150 and $6,009 for the three months ended March 31, 2005 and March 31, 2004, respectively. Amounts included in Cost of sales for shipping and handling were approximately $20,033 and $13,594 for the three months ended March 31, 2005 and March 31, 2004, respectively.

(n) Advertising Costs—Tempur-Pedic International expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program. Advertising costs charged to expense were approximately $25,780 and $22,668 for the three months ended March 31, 2005 and March 31, 2004, respectively. Advertising costs for the three months ended March 31, 2004 included $4,827 of show and exhibition costs, which are not included in advertising costs for periods after June 30, 2004. Advertising costs deferred and included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were approximately $5,377 and $6,228 as of March 31, 2005 and December 31, 2004, respectively.

(o) Stock-Based Compensation—In accordance with SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123), the Company has elected to account for employee stock and option issuances under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25 no compensation expense is recognized in the statements of income for stock granted to employees and non-employee directors, if the exercise price at least equals the fair value of the underlying stock on the date of grant.

Stock options are granted under various stock compensation programs to employees. For purposes of pro forma disclosures in accordance with SFAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting period.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

Pro forma information in accordance with SFAS 123 is as follows for Tempur-Pedic International:

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income as Reported	$26,750	$11,771

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	843	1,499

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,884)	(2,346)

Pro forma Net income	$25,709	$10,924

Earnings per share:
Basic as reported	$0.27	$0.12

Diluted as reported	$0.26	$0.11

Basic—Pro forma Net income	$0.26	$0.11

Diluted—Pro forma Net income	$0.25	$0.11

Certain options granted during the year prior to the initial public offering in 2003 have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. The Company had unearned stock-based compensation of $2,990, excluding restricted stock units, as of March 31, 2005. The Company recorded $775 of compensation expense for the three months ended March 31, 2005, excluding restricted stock units. The future amortization of these unearned stock-based compensation costs, excluding restricted stock units, will be $1,671 for the remainder of 2005, $1,105 in 2006 and $214 in 2007.

In addition, the Company had unearned stock based compensation for restricted stock units of $1,205 as of March 31, 2005. The Company recorded $109 of compensation expense related to restricted stock units for the three months ended March 31, 2005. The future amortization of unearned stock-based compensation costs related to this restricted stock will be $328 for the remainder of 2005, $438 in 2006 and $439 in 2007.

(2) New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs” (SFAS 151), which is an amendment of ARB 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. In accordance with this standard, the Company plans to adopt SFAS 151 on June 30, 2005 and does not expect its adoption to have a material impact on the Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

recognition. On April 14, 2005, the SEC announced it would permit most registrants additional time to implement this statement. The SEC will allow registrants to implement this statement at the beginning of their next fiscal year. In accordance with this revised standard, the Company plans to adopt SFAS 123R on January 1, 2006 and is still evaluating the expected impact it will have on the Consolidated Financial Statements.

(3) Supplemental Cash Flow Information

Cash paid for interest and cash paid for income taxes were as follows for the three months ended:

	March 31, 2005	March 31, 2004
Interest	$7,274	$10,235
Income taxes, net of refunds	$698	$9,607

(4) Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	March 31, 2005	December 31, 2004
Land and buildings	$69,260	$71,606
Machinery and equipment	91,377	92,262
Construction in progress	28,431	12,330

	189,068	176,198
Total accumulated depreciation	(41,550)	(37,741)

	$147,518	$138,457

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

(5) Long-term Debt

(a) Long-term Debt—Long-term debt for Tempur-Pedic International consisted of the following:

	March 31, 2005	December 31, 2004
Senior Credit Facility:
U.S. Term Loan A payable to a lender, interest at IBOR plus margin (5.09% and 4.81% at March 31, 2005 and December 31, 2004, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	$8,569	$8,966
U.S. Term Loan B payable to a lender, interest at IBOR plus margin (5.34% and 4.81% at March 31, 2005 and December 31, 2004, respectively), principal payments due quarterly through June 30, 2009	132,638	132,975
European Term Loan A (USD Denominated) payable to a lender, interest at IBOR plus margin (4.81% at March 31, 2005 and December 31, 2004); balance paid in full on March 31, 2005	—	17,642
European Term Loan A (EUR Denominated) payable to a lender, interest at IBOR plus margin (4.43% at March 31, 2005 and December 31, 2004); balance paid in full on March 31, 2005	—	13,577
U.S. Long-Term Revolving Credit Facility payable to a lender, interest at IBOR or Index Rate plus applicable margin (5.03% at March 31, 2005 and 4.75% at December 31, 2004), commitment through and due November 1, 2008	13,000	17,000
European Long-Term Revolving Credit Facility (including the European Working Capital Loan Commitment) payable to a lender, interest at IBOR or Index Rate plus applicable margin, commitment through and due November 1, 2008	—	—

Senior Subordinated Notes:
U.S. Senior Subordinated Notes payable to institutional investors, interest at 10.25%, due August 15, 2010	97,500	97,500

Other:
Short Term Revolving Note with a bank, bearing interest of Prime less 50 basis points (5.25% at March 31, 2005)	7,000	—
Mortgages payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest at 4.0% to 5.1%	1,815	2,011

	260,522	289,671
Less: Current portion	10,192	8,758

Long-term debt	$250,330	$280,913

(b) Secured Credit Financing—At March 31, 2005, Tempur-Pedic International had $40,000 of long-term Revolving and Working Capital Loan Commitments under the Senior Credit Facility, which was comprised of a $20,000 U.S. Revolving Loan Commitment; a $15,000 European Revolving Loan Commitment; and a $5,000 European Working Capital Loan Commitment. The U.S. and European Revolving Loan Commitments provide for the issuance of letters of credit which, when issued, constitute usage and reduces availability under the Revolving Loan Commitments. The aggregate amount of letters of credit outstanding under the U.S. Revolving Loan Commitment and the European Revolving Loan Commitment was approximately $76 and $3,187, respectively. After giving effect to letters of credit and amounts drawn under the U.S. Revolving Loan

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

Commitment, total availability at March 31, 2005 was $23,737, of which $5,000 was available under the European Working Capital Loan Commitment; $11,813 under the European Revolving Credit Facility, and $6,924 under the U.S. Revolving Credit. The Revolving Loan Commitments under the Senior Credit Facility mature during 2008 and the Term Loans mature during 2008 and 2009.

The Senior Credit Facility subjects Tempur-Pedic International Inc. and its subsidiaries to certain financial covenants, including: a minimum interest coverage ratio; a maximum leverage ratio, and a minimum fixed charge coverage ratio in each case as defined. The Company was in compliance with all covenants as of March 31, 2005.

On March 31, 2005, the Company made a prepayment of $16,862 on its USD denominated and $12,282 on its EUR denominated European Term A loans. In conjunction with this prepayment, the Company wrote off approximately $717 of deferred financing fees and has been included in Loss on debt extinguishment in the Consolidated Statements of Income.

In addition to amounts outstanding under the Senior Credit Facility, $7,000 was outstanding at March 31, 2005 under an unsecured short-term revolving note with a bank (Short Term Revolving Note).

(c) Senior Subordinated Notes—In 2003, Tempur Pedic, Inc. and Tempur Production USA, Inc. (Issuers) issued $150,000 aggregate principal amount of Senior Subordinated Notes. The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International, and certain other subsidiaries of Tempur-Pedic International. The Senior Subordinated Notes have no mandatory redemption or sinking fund requirements; however, they do provide for partial redemption at the Issuer’s option under certain circumstances prior to August 15, 2006, and full redemption at the Issuer’s option on or after August 15, 2007 at a redemption price of 105.125%.

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

The Senior Subordinated Notes contain certain nonfinancial and financial covenants which include restrictions on: the declaration or payment of dividends and distributions; the payment, purchase, redemption, defeasance, acquisition or retirement of subordinated indebtedness; the granting of liens; the making of loans and the transfer of properties and assets; mergers; consolidations or sale of assets; the acquisition or creation of additional subsidiaries; and the sale and leaseback of assets. The Company was in compliance with all covenants as of March 31, 2005.

(d) Subsequent event— On April 1, 2005, Tempur Production USA, Inc. (Tempur Production), a subsidiary of Tempur-Pedic International Inc., entered into an Amended and Renewed Revolving Promissory Note (the Note) to provide $40,000 of short-term unsecured financing. The Note represents an amendment and renewal of the Short Term Revolving Note, dated December 28, 2004, in the maximum principal amount of $7,000. The Note is unsecured, has a maturity date of September 2, 2005, and is guaranteed on an unsecured basis by a subsidiary of Tempur-Pedic International. The Note will accrue interest at a rate equal to the prime rate minus one-half of one percent. Interest is payable monthly and the principal balance matures on September 2, 2005. The Note contains certain negative and affirmative covenants and requirements affecting Tempur Production.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

(6) Stockholders’ Equity

The Company’s authorized shares of capital stock is 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. Subject to preferences that may be applicable to any outstanding preferred stock of the Company, holders of the Company’s common stock are entitled to receive ratably such dividends as may be declared from time to time by the board of directors out of funds legally available for that purpose. In the event of liquidation, dissolution, or winding up, the holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock of the Company, if any, then outstanding.

(7) Stock based Compensation

(a) 2002 Option Plan—On November 1, 2002, the Company adopted the 2002 Option Plan to provide for grants of options to purchase shares of Class B-1 common stock to employees and directors of the Company. Options granted under the 2002 Option Plan which qualify as incentive stock options, as defined by the IRS Code, must have an exercise price of not less than the fair market value of the Company’s Class B-1 common stock at the date of grant. The determination of the exercise price was made by the Board of Directors. Options granted under the 2002 Option Plan provided for vesting terms as determined by the Board of Directors at the time of grant. Options can be exercised up to ten years from the grant date and up to five years from the date of grant for any stockholders who own 10% or more of the total combined voting power of all shares of stock of the Company. The Company currently anticipates there will be no additional options issued under this plan.

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

(c) Tempur-Pedic International 2003 Employee Stock Purchase Plan—The 2003 Employee Stock Purchase Plan (2003 ESPP) permits eligible employees to purchase up to certain limits as defined in the 2003 ESPP of the Company’s common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less. The Compensation Committee of the Board of Directors administers the 2003 ESPP. The Board of Directors may amend or terminate the 2003 ESPP. The 2003 ESPP complies with the requirements of Section 423 of the Internal Revenue Code. The Company may issue a maximum of 500,000 shares of its common stock under the 2003 ESPP.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

(8) Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income are as follows:

	March 31, 2005	December 31, 2004
Financial instruments accounted for as hedges	$(495)	$(508)
Foreign currency translation	11,668	17,715

Accumulated other comprehensive income	$11,173	$17,207

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

Purchase Commitments—As of March 31, 2005, the Company had outstanding commitments of approximately $26,452 for capital expenditures related to the construction of the manufacturing facility in Albuquerque, New Mexico.

(10) Income Taxes

The effective tax rate for Tempur-Pedic International for the three months ended March 31, 2005 was 38.1%. Reconciling items between the federal statutory income tax rate of 35% and the effective tax rate include state income taxes, differences in U.S. statutory rates and foreign tax rates, foreign income currently taxable in the U.S., compensation expense associated with certain options granted prior to the initial public offering, and certain other permanent differences.

At March 31, 2005, the Company had undistributed earnings of $112,103 from its foreign subsidiaries determined under U.S. generally accepted accounting principles for the period November 1, 2002 through March 31, 2005. Provisions have been made for U.S. income taxes on $10,204 of these undistributed earnings pursuant to Subpart F and Section 956 of the Internal Revenue Code (Code). No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $101,899 of undistributed earnings, as these earnings are considered permanently reinvested. In addition, the Company had undistributed earnings relating to the period prior to the acquisition of Tempur World in 2002 by Tempur-Pedic International Inc. (Tempur Acquisition) of $74,031 determined under U.S. tax principles. Provisions have been made for U.S. income taxes on $13,100 million of these undistributed earnings pursuant to Section 956 of the Code, as translated into U.S. dollars at the applicable exchange rates on November 1, 2002. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $60,931 of undistributed earnings, as these earnings are considered indefinitely reinvested.

These undistributed earnings could become subject to U.S. income taxes and foreign withholding taxes (subject to a reduction of foreign tax credits) if these undistributed earnings were remitted as dividends, loaned to the U.S. parent company or a U.S. subsidiary, or if the Company should sell its stock in the subsidiaries. On October 22, 2004, the President signed the American Jobs Creation Act of 2004, which allows a temporary elective 85% dividends received deduction for cash dividends paid by foreign subsidiaries to their U.S. corporate

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

shareholder in either 2004 or 2005. This provision could potentially allow Tempur-Pedic International to repatriate the undistributed earnings of its foreign subsidiaries in a tax efficient manner. The management of Tempur-Pedic International is in the process of evaluating the effects of this repatriation provision and expects to complete its evaluation during the third quarter of 2005. The related range of income tax effects of any such repatriation cannot be reasonably determined at this time.

During the first quarter of 2005, the State of Kentucky enacted House Bill 272 (HB 272). HB 272 extensively reformed Kentucky’s tax code and it may impact the Company as the corporate headquarters are located in Kentucky. The Company is currently evaluating the effects of HB 272.

(11) Major Customers

Five customers accounted for approximately 9.2% and 12.9% of Tempur-Pedic International sales for the three months ended March 31, 2005 and March 31, 2004, respectively. These same customers also accounted for approximately 15.6% and 12.2% of accounts receivable as of March 31, 2005 and March 31, 2004, respectively. The loss of one or more of these customers could negatively impact the Company.

(12) Earnings Per Share

	Three Months Ended
	March 31, 2005	March 31, 2004
Numerator:
Net income	$26,750	$11,771

Denominator:
Denominator for basic earnings per share—weighted average shares	98,420,242	97,409,672
Effect of dilutive securities:
Employee stock options	4,971,651	5,664,200

Denominator for diluted earnings per share—adjusted weighted average shares	103,391,893	103,073,872

Basic earnings per share	$0.27	$0.12

Diluted earnings per share	$0.26	$0.11

(13) Business Segment Information

The Company operates in two business segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Domestic segment consists of the U.S. manufacturing facility, whose customers include the U.S. distribution subsidiary and certain North American third party distributors. The International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the Domestic segment. The Company evaluates segment performance based on Net sales and Operating income.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

The following table summarizes segment information:

	Three Months Ended
	March 31, 2005	March 31, 2004
Net sales from external customers:
Corporate	$—	$—
Domestic	147,930	92,958
International	74,449	60,165

	$222,379	$153,123

Inter-segment sales:
Corporate	$—	$—
Domestic	—	—
International	12,400	5,256
Intercompany eliminations	(12,400)	(5,256)

	$—	$—

Operating income/(loss):
Corporate	$(4,272)	$(4,251)
Domestic	33,564	19,690
International	20,088	15,095

	$49,380	$30,534

Depreciation and amortization (excluding stock-based compensation amortization):
Corporate	$104	$363
Domestic	2,914	1,959
International	3,512	3,073

	$6,530	$5,395

The following table sets forth Net sales by significant product group:

	Three Months Ended
	March 31, 2005	March 31, 2004
Mattresses	$154,092	$93,180
Pillows	33,331	34,852
All Other	34,956	25,091

	$222,379	$153,123

The Domestic segment purchases certain products produced by the Danish manufacturing facility. These purchases are included in the International segment as Intercompany sales. The Intercompany profits on these sales are included in the International segment for statutory purposes. For business segment reporting, they have been allocated to the Operating income/(loss) of the Domestic segment. These profits were $1,747 for the three months ended March 31, 2005 and $1,047 for the three months ended March 31, 2004.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

(14) Condensed Consolidating Interim Financial Information

The Issuers issued $150,000 aggregate principal amount of Senior Subordinated Notes in 2003. The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International, and two intermediate parent corporations (referred to as the Combined Guarantor Parents) and all of Tempur-Pedic International’s current and future domestic subsidiaries (referred to collectively as the Combined Guarantor Subsidiaries), other than the Issuers. The Issuers and subsidiary guarantors are indirectly 100% owned subsidiaries of the Combined Guarantor Parents and the subsidiary guarantors are 100% owned subsidiaries of the Issuers. The foreign subsidiaries (referred to as Combined Non-Guarantor Subsidiaries) represent the foreign operations of the Company and will not guarantee this debt. The following financial information presents Condensed Consolidating Balance Sheets, Statements of Income, and Statements of Cash Flows for the Combined Guarantor Parents, Issuers and their Subsidiary Guarantors and Combined Non-Guarantor Subsidiaries. During 2004, one of the Issuers established a new legal entity (Tempur-Pedic Retail, Inc.). Accordingly, Tempur-Pedic Retail, Inc. has been reflected as a Combined Guarantor Subsidiary.

Condensed Consolidating Balance Sheets

As of March 31, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$2,767	$105,892	$3,870	$51,728	$113,545	$(71,447)	$206,355
Property, plant and equipment, net	—	77,480	541	5,014	64,483	—	147,518
Other noncurrent assets	190,783	293,151	364,604	1,067	138,317	(702,535)	285,387

Total assets	$193,550	$476,523	$369,015	$57,809	$316,345	$(773,982)	$639,260

Current liabilities	$475	$(752)	$44,859	$86,452	$47,880	$(71,446)	$107,468
Noncurrent liabilities	—	494,055	198,193	74	151,735	(548,176)	295,881
Equity (deficit)	193,075	(16,780)	125,963	(28,717)	116,730	(154,360)	235,911

Total liabilities and equity (deficit)	$193,550	$476,523	$369,015	$57,809	$316,345	$(773,982)	$639,260

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

Condensed Consolidating Balance Sheets

As of December 31, 2004

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$3,470	$84,322	$13,569	$48,112	$133,162	$(68,789)	$213,846
Property, plant and equipment, net	—	63,538	613	4,235	70,071	—	138,457
Other noncurrent assets	108,538	291,986	267,011	891	141,808	(522,914)	287,320

Total assets	$112,008	$439,846	$281,193	$53,238	$345,041	$(591,703)	$639,623

Current liabilities	$1,046	$(24,047)	$50,767	$84,670	$55,482	$(68,789)	$99,129
Noncurrent liabilities	—	505,015	198,182	96	180,196	(556,616)	326,873
Equity (deficit)	110,962	(41,122)	32,244	(31,528)	109,363	33,702	213,621

Total liabilities and equity (deficit)	$112,008	$439,846	$281,193	$53,238	$345,041	$(591,703)	$639,623

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,354	$—	$145,576	$86,849	$(12,400)	$222,379
Cost of goods sold	—	1,202	(322)	77,088	42,568	(12,400)	108,136

Gross profit	—	1,152	322	68,488	44,281	—	114,243
Operating expenses	1,708	5,400	2,886	30,676	24,193	—	64,863

Operating income	(1,708)	(4,248)	(2,564)	37,812	20,088	—	49,380
Interest income (expense), net	—	(3,889)	(992)	6	(488)	—	(5,363)
Other income (expense)	2	26,304	156	(26,783)	(481)	—	(802)
Income taxes	—	9,402	(542)	1,799	5,806	—	16,465

Net income (loss)	$(1,706)	$8,765	$(2,858)	$9,236	$13,313	$—	$26,750

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$68,654	$—	$24,304	$65,421	$(5,256)	$153,123
Cost of goods sold	—	36,437	(201)	10,299	30,505	(5,256)	71,784

Gross profit	—	32,217	201	14,005	34,916	—	81,339
Operating expenses	1,813	15,640	2,640	11,938	18,774	—	50,805

Operating income	(1,813)	16,577	(2,439)	2,067	16,142	—	30,534
Interest income (expense), net	—	(4,772)	(581)	20	(761)	—	(6,094)
Other income (expense)	—	(382)	77	(4,999)	3	—	(5,301)
Income taxes	—	3,836	(120)	(1,107)	4,759	—	7,368

Net income (loss)	$(1,813)	$7,587	$(2,823)	$(1,805)	$10,625	$—	$11,771

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands except share and per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(1,706)	$8,765	$(2,858)	$9,236	$13,313	$—	$26,750
Non-cash expenses	882	3,380	148	642	4,586	—	9,638
Changes in working capital	(642)	3,334	3,368	(9,135)	780	—	(2,295)

Net cash (used in) / provided by operating activities	(1,466)	15,479	658	743	18,679	—	34,093
Net cash used for investing activities	—	(16,901)	(502)	(483)	(1,243)	—	(19,129)
Net cash provided by / (used in) financing activities	692	2,286	111	—	(31,244)	—	(28,155)
Effect on exchange rate changes on cash	—	—	—	—	(2,182)	—	(2,182)

Net (decrease) increase in cash and cash equivalents	(774)	864	267	260	(15,990)	—	(15,373)
Cash and cash equivalents at beginning of period	970	551	607	219	26,021	—	28,368

Cash and cash equivalents at end of period	$196	$1,415	$874	$479	$10,031	$—	$12,995

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(1,813)	$7,587	$(2,823)	$(1,805)	$10,625	$—	$11,771
Non-cash expenses	1,499	42,805	487	122	(37,231)	—	7,682
Changes in working capital	(4,122)	(42,558)	1,473	1,795	32,856	—	(10,556)

Net cash (used in) / provided by operating activities	(4,436)	7,834	(863)	112	6,250	—	8,897
Net cash used for investing activities	—	(3,586)	—	(112)	(1,327)	—	(5,025)
Net cash provided by / (used in) financing activities	124	(635)	—	—	(4,876)	—	(5,387)
Effect on exchange rate changes on cash	—	—	—	—	(1,142)	—	(1,142)

Net (decrease) increase in cash and cash equivalents	(4,312)	3,613	(863)	—	(1,095)	—	(2,657)

Cash and cash equivalents at beginning of period	4,756	931	1,545	—	6,998	—	14,230

Cash and cash equivalents at end of period	$444	$4,544	$682	$—	$5,903	$—	$11,573

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes thereto included herein. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, as described under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this quarterly report on form 10-Q. Our actual results may differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

Executive Overview

General—We are a rapidly growing and market leading, vertically-integrated manufacturer, marketer and distributor of premium mattresses and pillows that we sell globally in approximately 60 countries primarily under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary visco-elastic pressure relieving material is temperature sensitive, has a high density and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our,” “ours” and “us” refer to Tempur-Pedic International Inc. and its consolidated subsidiaries.

Business Segment Information—We have two operating business segments: Domestic and International. These reportable segments are strategic business units that are managed separately. The Domestic operating segment consists of our U.S. manufacturing facility whose customers include our U.S. distribution subsidiary and certain North American third party distributors. The International operating segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Domestic segment. We evaluate segment performance based on Net sales and Operating income. For the purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Corporate office operating expenses and certain amounts for goodwill and other assets that are carried at the holding company level are included in the Domestic operating segment.

Strategy and Outlook

Our long-term goal is to become the world’s largest bedding company. In order to achieve this goal, we expect to continue to pursue certain key strategies in 2005:

•	We currently intend to maintain our focus primarily on premium mattresses and pillows and to regularly introduce new products. In January 2005, we began shipping our new futon product for the Japanese market. We have also unveiled ‘The EuroBed by Tempur-PedicTM’ in the U.S. We also plan to launch an additional mattress model in the U.S. later in 2005.

•	We plan to continue to invest in increasing our global brand awareness through targeted marketing and advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	We plan to continue to extend our presence in furniture and bedding retail stores in both the U.S. and internationally.

•	We plan to continue to invest in our operating infrastructure to meet the requirements of our rapidly growing business, including increases in our manufacturing capacity and our research and development capacity.

Factors That May Affect Future Performance

Managing Rapid Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $684.9 million for 2004, and to $222.4 million for the three months ended March 31, 2005. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhanced operating and financial infrastructure and systems and continued to expand the employee base in our operations. Our expenditures for advertising and other marketing-related activities are made as advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

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

Our largest competitors have significant financial, marketing and manufacturing resources and strong brand name recognition, and sell their products through broad and well established distribution channels. Additionally, a number of our significant competitors now offer mattress products claimed to be similar to our visco-elastic mattresses and pillows. We are susceptible to competition from lower priced product offerings. We provide strong channel profits to our retailers and distributors which management believes will continue to provide an attractive business model for our retailers and discourage them from carrying competing lower-priced products.

Significant Growth Opportunities—For the three months ended March 31, 2005, we added a net of approximately 330 stores in the U.S. and approximately 170 stores internationally. As of March 31, 2005, our products were offered in approximately 4,430 furniture and bedding stores and 1,500 specialty stores domestically, and approximately 3,470 stores internationally. In addition, we have a significant installed pillow base in our Asia market that we believe creates an opportunity to develop a successful mattress market. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

We are also continuing to expand our direct response business in Europe, based on our direct response businesses in the U.S. and in the United Kingdom, to reach a greater number of consumers and increase our brand awareness.

In addition to these growth opportunities, management believes that there are many opportunities in our Healthcare channel. Clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of decubitis, or bed sores, a major problem for elderly and bed-ridden patients. A change in the U.S. Medicare and Medicaid reimbursement policies toward prevention of bed sores and away from treatment could expand our growth potential in this market. During the fourth quarter of 2004, we hired a new president for Tempur-Pedic Medical, Inc.

Financial Leverage—As of March 31, 2005, we had $260.5 million of Long-term debt outstanding, and our Stockholders’ Equity was $235.9 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. We believe that operating margins combined with the inherent operating leverage in the business will enable us to continue de-leveraging the business in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations to enable us to continue to de-leverage the business or that future borrowings will be available under our Senior Credit Facility, or otherwise.

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

Although we have in the past entered into hedging transactions to manage this risk and expect that we will continue to do so in the future, the hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We do not enter into hedging transactions to hedge this risk. Consequently, our reported earnings and financial position debt could fluctuate materially as a result of foreign exchange gains or losses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires that the management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition—Our estimates of sales returns are a critical component of our revenue recognition. We recognize sales, net of estimated returns, when we ship our products to customers and the risks and rewards of ownership are transferred to them. Estimated sales returns are provided at the time of sale, based on our level of historical sales returns. We allow returns for up to 120 days following a sale, depending on the channel and promotion. Our level of sales returns differs by channel, with our direct channel typically experiencing the highest rate of returns. Our level of returns has been consistent with our estimates and has been improving steadily over the last year as our retail channel, which experiences lower returns than other sales channels, continues to grow as a percentage of overall Net sales.

Warranties—Cost of sales includes estimated costs to service warranty claims of our customers. Our estimate is based on our historical claims experience and extensive product testing that we perform from time to time. We provide a 20-year warranty for U.S. sales and a 15-year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. Our estimate of warranty claims could be adversely affected if our historical experience ultimately proves to be greater than the performance of the product in our product testing. We also provide 2-year to 3-year warranties on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Our estimated obligation for warranty claims as of March 31, 2005 was $3.9 million. As of December 31, 2004, our estimated obligation for warranty claims was $3.7 million.

Impairment of Goodwill, Intangibles and Long-Lived Assets—Goodwill reflected in our Consolidated Balance Sheets consists of the purchase price from the Tempur acquisition in excess of the estimated fair values of identifiable net assets as of the date of the Tempur acquisition. Intangibles consist of tradenames for various brands under which our products are sold. Other intangibles include our customer database for our direct channel, process technology and the formulation of our visco-elastic pressure-relieving material.

We follow Statement of Financial Accounting Standards 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 requires that whenever events or circumstances indicate that we may not be able to recover the net book value of our productive assets through future cash flows, an assessment must be performed of expected future cash flows, and undiscounted estimated future cash flows must be compared to the net book value of these productive assets to determine if impairment is indicated. Impaired assets are written down to their estimated fair value by recording an impairment charge to earnings. SFAS 144 provides that fair values may be estimated using discounted cash flow analysis or quoted market prices, together with other available information, to estimate fair values. We primarily use discounted cash flow analysis to estimate the fair value of productive assets when events or circumstances indicate that we may not be able to recover our net book values. We perform an annual impairment test on all Goodwill and unamortized indefinite life intangible assets in the fourth quarter each year. We performed the annual impairment test in the fourth quarter of 2004 to all existing goodwill and unamortized indefinite life intangible assets and no impairment existed as of December 31, 2004. If facts and circumstances lead our management to believe that one of our assets may be impaired, we will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write down that carrying amount to fair value to the extent necessary.

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

Estimates of fair value for our reporting units involve highly subjective judgments on the part of management, including the amounts of cash flows to be received, their estimated duration, and perceived risk as reflected in selected discount rates. In some cases, cash flows may be required to be estimated without the benefit of historical data, although historical data will be used where available. Although we believe our estimates and judgments are reasonable, different assumptions and judgments could result in different impairment, if any, of some or all of our recorded Goodwill and indefinite-lived intangibles of $276.6 million as of March 31, 2005 and $276.9 million as of December 31, 2004.

Income Tax Accounting—Income taxes are accounted for in accordance with Statement of Financial Accounting Standards 109 (SFAS 109), “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date.

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

At March 31, 2005, the Company had undistributed earnings of $112.1 from its foreign subsidiaries determined under U.S. generally accepted accounting principles for the period November 1, 2002 through March 31, 2005. Provisions have been made for U.S. income taxes on $10.2 of these undistributed earnings pursuant to Subpart F and Section 956 of the Internal Revenue Code (Code). No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $101.9 of undistributed earnings, as these earnings are considered permanently reinvested.

In addition, the Company had undistributed earnings relating to the period prior to the Tempur Acquisition of $74.0 determined under U.S. tax principles. Provisions have been made for U.S. income taxes on $13.1 million of these undistributed earnings pursuant to Section 956 of the Code, as translated into U.S. dollars at the applicable exchange rates on November 1, 2002. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $60.9 of undistributed earnings, as these earnings are considered indefinitely reinvested.

These undistributed earnings could become subject to U.S. income taxes and foreign withholding taxes (subject to a reduction for foreign tax credits) if these undistributed earnings were remitted as dividends, loaned to Tempur-Pedic International or a U.S. subsidiary, or if the Company should sell its stock in the applicable subsidiaries. On October 22, 2004, the President signed the American Jobs Creation Act of 2004, which allows a temporary elective 85% dividends received deduction for cash dividends paid by foreign subsidiaries to their U.S. corporate shareholder in either 2004 or 2005. This provision could potentially allow Tempur-Pedic International to repatriate the undistributed earnings of its foreign subsidiaries in a tax efficient manner. The management of Tempur-Pedic International is in the process of evaluating the effects of this repatriation provision and expects to complete its evaluation during the third quarter of 2005. The related range of income tax effects of any such repatriation cannot be reasonably determined at this time.

Stock-Based Compensation—We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Several companies recently elected to change their accounting policies and record the fair value of options as an expense. We currently are not required to record stock-based compensation charges if the employee stock option exercise price or restricted stock purchase price equals or exceeds the deemed fair value of our common stock at the grant date.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. On April 14, 2005, the SEC announced it would permit most registrants additional time to implement this statement. The SEC will allow registrants to implement this statement at the beginning of their next fiscal year. In accordance with this revised standard, the Company plans to adopt SFAS 123R on January 1, 2006 and is still evaluating the expected impact it will have on the Consolidated Financial Statements.

Certain options granted during the year prior to the initial public offering in 2003 have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. The Company had unearned stock-based compensation of $3.0 million, excluding restricted stock units, as of March 31, 2005. The Company recorded $0.7 million of compensation expense for the three months ended March 31, 2005, excluding restricted stock units. The future amortization of these unearned stock-based compensation costs, excluding restricted stock units, will be $1.7 million for the remainder of 2005, $1.1 million in 2006 and $0.2 million in 2007.

In addition, the Company had unearned stock based compensation for restricted stock units of $1.2 million as of March 31, 2005. The Company recorded $0.1 million of compensation expense related to restricted stock units for the three months ended March 31, 2005. The future amortization of unearned stock-based compensation costs related to this restricted stock will be $0.3 million for the remainder of 2005, $0.4 million in 2006 and $0.5 million in 2007.

Results of Operations

The following table sets forth the various components of our Consolidated Statements of Income:

	Three Months Ended
($ in millions, except per share data)	March 31, 2005	March 31, 2004
Net sales	$222.4	$153.1
Cost of sales	108.2	71.8

Gross profit	114.2	81.3
Selling and marketing expenses	45.0	35.0
General and administrative and other expenses	19.8	15.8

Operating income	49.4	30.5
Interest expense, net	(5.4)	(6.1)
Loss on extinguishment of debt	(0.7)	(5.4)
Other income/(expense), net	(0.1)	0.1

Income before income taxes	43.2	19.1
Income tax provision	16.4	7.3

Net income	$26.8	$11.8

Basic earnings per share	$0.27	$0.12

Diluted earnings per share	$0.26	$0.11

The following table sets forth the various components of our Consolidated Statements of Income, expressed as a percentage of Net sales:

	Three Months Ended
($ in millions, except per share data)	March 31, 2005	March 31, 2004
Net sales	100%	100%
Cost of sales	49	47

Gross profit	51	53
Selling and marketing expenses	20	23
General and administrative and other expenses	9	10

Operating income	22	20
Interest expense, net	(3)	(4)
Loss on extinguishment of debt	—	(3)
Other income/(expense), net	—	—

Income before income taxes	19	13
Income tax provision	7	5

Net income	12%	8%

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

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

	Consolidated		Domestic		International
	Three Months Ended
($ in millions)	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Retail	$169.3	$104.7	$117.2	$67.5	$52.1	$37.2
Direct	28.6	25.0	25.4	21.5	3.2	3.5
Healthcare	12.8	11.8	3.0	2.8	9.8	9.0
Third Party	11.7	11.6	2.3	1.1	9.4	10.5

	$222.4	$153.1	$147.9	$92.9	$74.5	$60.2

A summary of Net sales by product is below:

	Consolidated		Domestic		International
	Three Months Ended
($ in millions)	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net sales:
Mattresses	$154.0	$93.2	$111.0	$64.7	$43.0	$28.5
Pillows	33.4	34.8	13.8	12.2	19.6	22.6
Other	35.0	25.1	23.1	16.0	11.9	9.1

	$222.4	$153.1	$147.9	$92.9	$74.5	$60.2

Units sold(1):
Mattresses	184,319	121,995	111,813	70,940	72,506	51,055
Pillows	630,261	704,099	258,132	252,617	372,129	451,482

(1)	Units sold represent Net sales after consideration of returned mattresses and pillows and excludes units shipped to fulfill warranty claims and promotion activities.

Net sales. Net sales for the three months ended March 31, 2005 increased to $222.4 million from $153.1 million, an increase of $69.3 million, or 45%. This increase in Net sales was primarily attributable to an increase in mattress sales. Mattress sales in the first quarter of 2005 increased $60.8 million, or 65%, over the first quarter of 2004. Consolidated pillow sales decreased approximately 4% from the first quarter of 2004, which is primarily attributable to our International sales. During the first quarter of 2005, foreign exchange rate fluctuations had a 1.5% positive impact on Net sales as compared to the first quarter of 2004. The increase in Net sales was realized in all our channels, with the largest growth in the Retail channel. For the three months ended March 31, 2005, the Retail channel increased to $169.3 million from $104.7 million, an increase of $64.6 million, or 62%. Net sales in the Retail channel were impacted by some U.S. retail customer’s purchasing products ahead of our February 1, 2005 price increase. Our Direct, Healthcare, and Third Party channels increased 14%, 8% and 1%, respectively.

Domestic. Domestic Net sales for the three months ended March 31, 2005 increased to $147.9 million from $92.9 million, an increase of $55.0 million, or 59%. Our Domestic Retail channel continues to be our largest channel, with $117.2 million in Net sales for the three months ended March 31, 2005. This is an increase of $49.7 million, or 74% over the prior year. This increase is primarily a result of our strategy to expand distribution for our products into additional retail furniture stores. In addition, in connection with our previously announced

February 1, 2005 price increase, many of our U.S. retail customers purchased additional product in advance of the price increase and ran special “beat the price increase” promotions, and we believe this advance ordering and significant promotional effort increased our volume of sales in the first quarter by approximately $10-$12 million. Our Direct, Healthcare, and Third Party channels increased 18%, 7% and 109%, respectively. Domestic mattress sales in the first quarter of 2005 increased $46.3 million, or 72%, over the first quarter of 2005. In addition, pillow sales increased $1.6 million, or 13%.

International. International Net sales for the three months ended March 31, 2005 increased to $74.5 million from $60.2 million, an increase of $14.3 million, or 24%. Our largest channel in our International segment was our Retail channel, which increased $14.9 million, or 40%, for the three months ended March 31, 2005. In addition, our Healthcare channel increased $0.8 million, or 9%. Our Direct and Third Party channels decreased 9% and 10%, respectively. International mattress sales in the first quarter of 2005 increased $14.5 million, or 51%, over the first quarter of 2005. Pillow sales for the first quarter of 2005 decreased $3.0 million, or 13%, as compared to the first quarter of 2004. The decrease in pillow sales and International Third Party channel sales is primarily due to the implementation of strategic changes in our International Third party channel in which we are taking steps to establish and grow our own subsidiary distribution in certain markets rather than sell through third party distributors.

Gross profit. Gross profit for the three months ended March 31, 2005 increased to $114.2 million from $81.3 million, an increase of $32.9 million, or 40%. Our margins are impacted by the relative rate of growth in our Retail channel, because sales in our Retail channel are generally at wholesale prices, and by the overall shift in our product mix to mattresses, because our mattresses generally carry lower margins than our pillows. We expect continued downward pressure on our margins as a result of the continued rapid growth in our Retail channel and in mattress sales. In addition, due to our strong growth in the U.S., we began importing mattresses into the U.S. from Europe in the first quarter of 2005, utilizing the manufacturing capacity we added in Europe in 2004. We incur additional shipping costs to bring this inventory from Europe, and we expect this will continue until our new manufacturing facility in New Mexico comes on line, which we expect will occur in the second quarter of 2006. Our margins are also impacted by additions to our manufacturing capacity, which affects our utilization.

Cost of sales includes the cost of raw material purchases, manufacturing costs and distribution costs associated with the production and sale of products to our customers. The cost of delivering our products to customers is also included in Cost of sales. Cost of sales increased to $108.2 million for the three months ended March 31, 2005 as compared to $71.8 million for the three months ended March 31, 2004, an increase of $36.4 million, or 51%.

Domestic. Domestic Gross profit for the three months ended March 31, 2005 increased to $70.0 million from $46.4 million, an increase of $23.6 million, or 51%. The Gross profit margin in our Domestic segment was 47% and 50% for the three months ended March 31, 2005 and the three months ended March 31, 2004, respectively. For the three months ended March 31, 2005, the Gross profit margin for the Domestic segment was impacted by the increase in our Retail channel sales and the freight costs of importing products from our Danish manufacturing facility.

Our Domestic Cost of sales for the three months ended March 31, 2005 increased to $77.9 million from $46.5 million, an increase of $31.4 million, or 68%.

International. International Gross profit for the three months ended March 31, 2005 increased to $44.2 million from $34.9 million, an increase of $9.3 million, or 27%. The Gross profit margin in our International segment was 51% and 53% for the three months ended March 31, 2005 and the three months ended March 31, 2004, respectively. For the three months ended March 31, 2005, the Gross profit margin for the International segment was impacted by product and geographic mix.

Our International Cost of sales for the three months ended March 31, 2005 increased to $42.7 million from $30.5 million, an increase of $12.2 million, or 40%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, and sales force compensation and customer service. We also include in Selling and marketing expenses our new product development costs, including market research and testing for new products. Selling and marketing expenses increased to $45.0 million for the three months ended March 31, 2005 as compared to $35.0 million for the three months ended March 31, 2004, an increase of $10.0 million, or 29%. The increase in Selling and marketing expenses was due to additional spending on advertising, sales compensation and point of purchase materials. Selling and marketing expenses as a percentage of Net sales decreased to 20% during the three months ended March 31, 2005 from 23% for the three months ended March 31, 2004. The decrease as a percentage of Net sales was primarily due to an increase in the Net sales of our Retail channel. Our Retail channel has lower selling expenses than our other channels and, accordingly, our Selling and marketing expenses as a percentage of our Net sales are affected by the level of our Retail sales as a percentage of our total Net sales.

General and administrative and other expenses. General and administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new product developments. General and administrative and other expenses increased to $19.8 million for the three months ended March 31, 2005 as compared to $15.8 million for the three months ended March 31, 2004, an increase of $4.0 million, or 25%. This increase was attributable to higher depreciation costs, salary expenses, and property and franchise taxes, all of which are associated with the continued growth of the Company. General and administrative and other expenses as a percentage of Net sales was 9% and 10% for the three months ended March 31, 2005 and the three months ended March 31, 2004, respectively. The decrease as a percentage of sales was due to increased operating leverage from fixed administrative costs.

Certain options granted during the year prior to the initial public offering in 2003 have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. The Company had unearned stock-based compensation of $3.0 million, excluding restricted stock units, as of March 31, 2005. The Company recorded $0.7 million of compensation expense for the three months ended March 31, 2005, excluding restricted stock units. The future amortization of these unearned stock-based compensation costs, excluding restricted stock units, will be $1.7 million for the remainder of 2005, $1.1 million in 2006 and $0.2 million in 2007.

In addition, the Company had unearned stock based compensation for restricted stock units of $1.2 million as of March 31, 2005. The Company recorded $0.1 million of compensation expense related to restricted stock units for the three months ended March 31, 2005. The future amortization of unearned stock-based compensation costs related to this restricted stock will be $0.3 million for the remainder of 2005, $0.4 million in 2006 and $0.5 million in 2007.

Interest expense, net. Interest expense, net includes the interest costs associated with our Senior Credit Facility, unsecured Short Term Revolving Note, and 10 1/4% Senior Subordinated Notes due 2010 (Senior Subordinated Notes) and the amortization of deferred financing costs related to those facilities. Interest expense, net decreased to $5.4 million for the three months ended March 31, 2005 as compared to $6.1 million for the three months ended March 31, 2004, a decrease of $0.7 million, or 11%. This decrease in interest expense is attributable to lower average debt levels in 2005.

Loss on debt extinguishment. Loss on debt extinguishment for the three months ended March 31, 2005 was $0.7 million and relates to the write off of deferred financing fees associated with the European Term A Loan, which was prepaid on March 31, 2005. Loss on debt extinguishment for three months ended March 31, 2004 was $5.4 million and relates to the Company’s redemption in January 2004 of $52.5 million aggregate principal amount of the outstanding Senior Subordinated Notes.

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our domestic and foreign operations. Our effective income tax rates for three months ended March 31, 2005 and for the three months ended March 31, 2004 differed from the federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain domestic and foreign net operating losses, and compensation expense associated with certain options granted prior to the initial public offering. Our effective tax rate for the three months ended March 31, 2005 was 38.1% and 38.5% for the three months ended March 31, 2004.

Liquidity and Capital Resources

Liquidity

At March 31, 2005, we had working capital of $98.9 million including cash and cash equivalents of $13.0 million as compared to working capital of $114.7 million including $28.4 million in Cash and cash equivalents as of December 31, 2004. The $15.8 million decrease in working capital was driven primarily by an increase in income taxes payable, which increased to $13.1 million at March 31, 2005, and is included in Accrued expenses and other, and an increase in Current portion of long-term debt, which was partially offset by an increase in Inventories and Accounts receivable, net.

Our principal sources of funds are cash flows from operations and borrowings under our U.S. and European revolving credit facilities. Our principal uses of funds consist of capital expenditures, payments of principal, and interest on our outstanding debt facilities. Capital expenditures totaled $18.7 million for three months ended March 31, 2005 and $5.1 million for the three months ended March 31, 2004. We currently expect 2005 capital expenditures to be approximately $89.6 million, including approximately $54.6 million associated with the construction of our Albuquerque manufacturing facility.

Our cash flow from operations increased to $34.1 million for the three months ended March 31, 2005 as compared to $8.9 million for the three months ended March 31, 2004, an increase of $25.2 million. This increase in operating cash flows was primarily the result of increased net income, and an increase in income taxes payable to $13.1 million included in Accrued expenses and other.

In September 2004, we commenced construction of our third manufacturing facility, located in Albuquerque, New Mexico. It is expected to be completed in the second quarter of 2006. The expected capital expenditures related to this facility are approximately $90.0 million. This facility will allow us to meet the demands for our products primarily in the western U.S., as well as Canada, Mexico and South America.

Net cash used in investing activities increased to $19.1 million for the three months ended March 31, 2005 as compared to $5.0 million for the three months ended March 31, 2004, an increase of $14.1 million. Investing activities in the three months ended March 31, 2005 consisted primarily of $16.1 million related to the construction of our Albuquerque manufacturing facility.

At March 31, 2005, Tempur-Pedic International had $40.0 of million long-term Revolving and Working Capital Loan Commitments under the Senior Credit Facility which was comprised of a $20.0 million U.S. Revolving Loan Commitment; a $15.0 million European Revolving Loan Commitment; and a $5.0 million European Working Capital Loan Commitment. The U.S. and European Revolving Loan Commitments provide for the issuance of letters of credit which, when issued, constitute usage and reduces availability under the Revolving Loan Commitments. The aggregate amount of letters of credit outstanding under the U.S. Revolving Loan Commitment and the European Revolving Loan Commitment was approximately $0.1 million and $3.2 million, respectively. After giving effect to letters of credit and amounts drawn under the U.S. Revolving Loan Commitment, total availability at March 31, 2005 was $23.7 million, of which $5.0 million was available under the European Working Capital Loan Commitment; $11.8 million under the European Revolving Credit Facility, and $6.9 million under the U.S. Revolving Credit. In addition to the long-term Revolving Loan and Working

Capital Loan Commitments, a Short Term Revolving Note of $7.0 million borrowed in full at March 31, 2005. This Short Term Revolving Note was amended and restated on April 1, 2005 to increase the total borrowing availability to $40.0 million.

Cash flow used by financing activities increased to $28.2 million for the three months ended March 31, 2005 as compared to $5.4 million for the three months ended March 31, 2004, an increase of $22.8 million. This increase is due primarily to the prepayment on March 31, 2005 of $16.9 million on the USD denominated and $12.3 million on the EUR denominated European Term A loans.

Impact of Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs” (SFAS 151), which is an amendment of ARB 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. In accordance with this standard, the Company plans to adopt SFAS 151 on June 30, 2005 and does not expect its adoption to have a material impact on the Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. On April 14, 2005, the SEC announced it would permit most registrants additional time to implement this statement. The SEC will allow registrants to implement this statement at the beginning of their next fiscal year. In accordance with this revised standard, the Company plans to adopt SFAS 123R on January 1, 2006 and is still evaluating the expected impact it will have on the Consolidated Financial Statements.

Risk Factors

The following risk factors and other information included in this report should be carefully considered. Please also see “Special Note Regarding Forward-Looking Statements” on page 3.

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

Our largest competitors have significant financial, marketing and manufacturing resources and strong brand name recognition, and sell their products through broad and well established distribution channels. Additionally, we believe that a number of our significant competitors now offer mattress products claimed to be similar to our visco-elastic mattresses and pillows. These competitors or other mattress manufacturers may aggressively pursue the visco-elastic mattress market. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results by causing our products to lose market share. In addition, should any of our competitors reduce prices on premium mattress products, we may be required to implement price reductions in order to remain competitive, which could significantly impair our liquidity and profitability. The pillow industry is characterized by a large number of competitors, none of which is dominant, but many of which have greater resources than us and greater brand recognition than our brand.

We may be unable to effectively manage our growth, which could reduce our liquidity and profitability.

We have grown rapidly, with our Net sales increasing from approximately $221.5 million in 2001 to approximately $684.9 million for the year ended December 31, 2004, and to $222.4 million for the three months ended March 31, 2005. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. Our growth may strain these resources to the point where they are no longer adequate to support our operations, which would require us to make significant expenditures in these areas. In addition, demand for our products may grow at a rate faster than anticipated, which may result in our inability to produce mattresses and pillows in the quantity demanded. To manage growth effectively, we must:

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

Our business focuses on mattresses and pillows made with our visco-elastic material, and we are vulnerable to shifting consumer tastes and demands. Our growth and future success will depend, in part, upon our ability to enhance our existing products and to develop and market new products on a timely basis that respond to customer needs and achieve market acceptance. We may not be successful in developing or marketing enhanced or new products and such products may not be accepted by the market.

Regulatory requirements may require costly expenditures and expose us to liability.

Our products and our marketing and advertising programs are and will continue to be subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission and the U.S. Food and Drug Administration. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products. Compliance with these regulations may have an adverse effect on our business. For example, compliance with changes in fire resistance laws may be costly and could have an adverse impact on the performance of our products. The U.S. Consumer Product Safety Commission and various state regulatory agencies are considering new rules relating to fire retardancy standards for the mattress and pillow industry. The State of California has adopted new fire retardancy standards beginning in 2005. We have developed product modifications that allow us to meet the new standards. Required product modifications have added cost to our products. Many foreign jurisdictions also regulate fire retardancy standards, and changes to these standards and changes in our products that require compliance with additional standards would raise similar risks.

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

Our retail pricing policies are subject to antitrust regulations in the U.S. and abroad. If antitrust regulators in any jurisdiction in which we do business initiate investigations into or challenge our pricing or advertising policies, our efforts to respond could force us to divert management resources and we could incur significant unanticipated costs. If such an investigation were to result in a charge that our practices or policies were in violation of applicable antitrust laws or regulations, we could be subject to significant additional costs of defending such charges in a variety of venues and, ultimately, if there were a finding that we were in violation of antitrust laws or regulations, there could be an imposition of fines, damages for persons injured, as well as injunctive or other relief. Any requirement that we pay fines or damages could decrease our liquidity and profitability, and any investigation that requires significant management attention or causes us to change our business practices could disrupt our operations, also resulting in a decrease in our liquidity and profitability.

An increase in our product return rates or an inadequacy in our warranty reserves could reduce our liquidity and profitability.

Part of our Domestic marketing and advertising strategy in certain Domestic channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the three months ended March 31, 2005, in the U.S. we had approximately $9.5 million in returns for a return rate of approximately 6% of our Net sales in the U.S. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited 20-year warranty on mattresses sold in the U.S. and a limited 15-year warranty on mattresses sold outside of the U.S. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing. If our warranty reserves are not adequate to cover future warranty claims, their inadequacy could have a material adverse effect on our liquidity and profitability.

We are subject to risks from our international operations, such as increased costs and the potential absence of intellectual property protection, which could impair our ability to compete and our profitability.

We currently conduct international operations in 14 countries directly and in 46 additional countries through distributors, and we may pursue additional international opportunities. We generated approximately 33% of our Net sales from non-U.S. operations during the three months ended March 31, 2005, and international suppliers provided a significant portion of our manufacturing material during this period. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, the potential unavailability of intellectual property protection and labor issues.

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

We rely on trade secrets to protect the design, technology and function of our visco-elastic material and our products. To date, we have not sought U.S. or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing visco-elastic material and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on aspects of our manufacturing processes. However, the principal product formula and manufacturing processes for our visco-elastic material and our products are not patented. We own 11 U.S. patents, and we have 11 U.S. patent applications pending. Further, we own approximately 40 foreign patents, and we have approximately 23 foreign patent applications pending. In addition, we hold approximately 150 trademark registrations and applications worldwide. We own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

Although our trademarks are currently registered in the U.S. and registered or pending in at least 50 foreign countries, they could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against it. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. In addition, if we incur significant costs defending our trademarks that could also decrease our liquidity and profitability. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. Furthermore, our patents may not provide meaningful protection and patents may never be issued for our pending patent applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

In addition, the laws of certain foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the U.S. or the European Union. Third parties, including competitors, may assert intellectual property infringement or invalidity claims against us that could be upheld. Intellectual property litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to protect our trade secrets or proprietary technology or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all.

Because we depend on our significant customers, a decrease or interruption in their business with us would reduce our sales and profitability.

Our top five customers, collectively, accounted for 9.2% of our Net sales for the three months ended March 31, 2005. During this period, our largest customer accounted for 3.6% of our Net sales. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could reduce our liquidity and profitability.

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

We currently obtain all of the materials used to produce our visco-elastic material from outside sources. We currently acquire almost all of our polyol from two suppliers with multiple manufacturing facilities. If we were unable to obtain polyol from these suppliers, we would have to find replacement suppliers. Any substitute arrangements for polyol might not be on terms as favorable to us. In addition, we purchase proprietary additives from a number of vendors. We may not be able to prevent an interruption of production if any supplier were to discontinue supplying us for any reason. We maintain relatively small supplies of our raw materials on-site, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales, or could cause an increase in our cost of sales, and either of these results could decrease our liquidity and profitability. In addition, we outsource much of the sewing and cutting of our mattress and pillow covers to Poland and the Ukraine. If we were no longer able to outsource this labor, we could source it elsewhere at a higher cost. To the extent we are unable to pass those higher costs to our customers; those costs could reduce our gross profit margin, which could result in a decrease in our liquidity and profitability.

We may be adversely affected by fluctuations in exchange rates, which could affect our results of operations, the costs of our products and our ability to sell our products in foreign markets.

Approximately 33% of our Net sales were received or denominated in foreign currency for the three months ended March 31, 2005. We have costs and revenues denominated in many currencies, and accordingly, as a result of currency fluctuations against the U.S. Dollar, our results of operations could be adversely impacted when these foreign costs and revenues are translated into U.S. Dollars for financial reporting purposes. In addition, we are exposed to foreign currency exchange rate risk with respect to changes in value of certain foreign currency denominated assets and liabilities, primarily with respect to our Denmark manufacturing operations. Although we have in the past entered into hedging transactions to manage this risk and expect that we will continue to do so in the future, the hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report. Our outlook assumes no significant changes in currency values from current rates. Should currency rates change sharply, our results could be negatively impacted.

For the purposes of financial reporting, any change in the value of foreign currency against the U.S. Dollar during a given financial reporting period would result in a foreign exchange gain or loss on the translation of any U.S. Dollar into such foreign currency. We do not enter into hedging transactions to hedge this risk. Consequently, our reported earnings and financial position debt could fluctuate materially as a result of foreign exchange gains or losses. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

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

In September 2004, we commenced construction on our third manufacturing facility, located in Albuquerque, New Mexico. This facility is currently expected to require capital expenditures of approximately $90.0 million and to be completed in the second quarter of 2006. If construction of this manufacturing facility is delayed, we may not have the manufacturing capacity necessary to meet anticipated future demand for our products. In addition, if our capital expenditures exceed our estimates, our liquidity and profitability could be impaired.

A deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of March 31, 2005, we had approximately 1,300 full-time employees, with approximately 600 in the U.S., 300 in Denmark and 400 in the rest of the world. The employees in Denmark are under a government labor union contract, but those in the U.S. are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our Net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

As of March 31, 2005, we had $260.5 million in Long-term debt outstanding. In addition, as of March 31, 2005, our Stockholders’ Equity was $235.9 million. Our high degree of leverage could have important consequences to our investors, such as:

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

Our ability to meet our debt obligations and to reduce our indebtedness will depend on our future performance, which depends partly on general economic conditions and financial, business, political and other factors that are beyond our control. We may not be able to continue to generate cash flow from operations at or above current levels and meet our cash interest payments on all of our debt and other liquidity needs. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our Senior Subordinated Notes or our other debt, we may have to sell assets, seek additional capital or restructure or refinance our debt. We may not be able to pay or refinance our debt on acceptable terms or at all. Our ability to refinance all or a portion of our debt or to obtain additional financing is substantially limited under the terms of the indenture governing the Senior Subordinated Notes and our Senior Credit Facility. Under the terms of our debt instruments, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, which would exacerbate the risks associated with our substantial leverage.

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

We are subject to interest rate risk in connection with our issuance of variable rate debt under our Senior Credit Facility. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $1.6 million for each 1% increase in interest rates until IBOR reaches 5%. After IBOR reaches 5% our annual interest expense on the unhedged portion of our floating rate indebtedness would increase by $1.0 million for each 1% increase in interest rates. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” under Part I of this report.

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

The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations. Further, our common stock has a limited trading history. The trading price of our common stock may fluctuate significantly in response to various factors, including:

•	actual or anticipated variations in our quarterly operating results, including those resulting from seasonal variations in our business;

•	introductions or announcements of technological innovations or new products by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to patent our products and technologies;

•	changes in our financial estimates by securities analysts;

•	conditions or trends in the specialty bedding industry;

•	additions or departures of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by our competitors of their quarterly operating results or announcements by our competitors of their views on trends in the bedding industry;

•	regulatory developments in the U.S. and abroad;

•	economic and political factors; and

•	public announcements or filings with the SEC indicating that significant stockholders, directors or officers are selling shares of common stock.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of May 2, 2005, there were 98,617,350 shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock held by our executive officers, directors, principal stockholders, and some related parties. As previously disclosed in Current Reports on Form 8-K filed on March 22, 2005 and April 27, 2005, our two largest stockholders made partial distributions to their investors of a total of 11 million shares of our common stock in March 2005 and one of these stockholders made an additional distribution to its investors of 7 million shares in April 2005. These stockholders may choose to make additional distributions or sales of our common stock in the future.

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

As of March 31, 2005, our executive officers, directors, current principal stockholders, and their respective affiliates beneficially own, in the aggregate, approximately 46% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to control substantially all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

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

Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. A sensitivity analysis indicates that if the exchange rate of the U.S. Dollar to foreign currency at March 31, 2005 increased by 10%, we would incur losses of approximately $1.5 million on foreign currency forward contracts outstanding at March 31, 2005. Such losses would be largely offset by gains from the revaluation or settlement of the underlying positions economically hedged. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

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

We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings. Our currency forward contracts are denominated in U.S. Dollars, British Pound Sterling and Japanese Yen, each against the Danish Krone.

Interest Rate Risk

We are exposed to changes in interest rates. All of our indebtedness under our Senior Credit Facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On March 31, 2005, we had variable rate debt of approximately $161.2 million. Holding other variables constant including levels of indebtedness, a one hundred basis point increase in interest rates on our variable rate debt would have an estimated impact on income before income taxes for the next year of approximately $1.6 million. We are required under the terms of our Senior Credit Facility to have at least $60.0 million of our total indebtedness subject to either a fixed interest rate or interest rate protection for a period of not less than three years within 60 days from the date of the closing of the recapitalization.

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

The fair value carrying amount of these instruments for March 31, 2005 and December 31, 2004 are presented below:

($ in millions)	March 31, 2005	December 31, 2004
Foreign exchange receivable	$—	$0.5
Foreign exchange payable	(0.6)	—
Interest rate caps	—	—

Total	$(0.6)	$0.5

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our business, financial condition, liquidity or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Tempur-Pedic International’s annual meeting of stockholders was held on April 26, 2005. Proposals 1 and 2 were approved. The results are as follows:

Proposal 1

The following directors were elected at the meeting to serve a one-year term as directors:

	For	Authority Withheld
Jeffrey S. Barber	89,840,637	680,879
Francis A. Doyle	90,397,789	123,727
Tully M. Friedman	90,051,446	470,070
Sir Paul Judge	90,474,794	46,722
Nancy F. Koehn	90,462,534	58,982
Christopher A. Masto	90,151,484	370,032
P. Andrews McLane	89,841,075	680,441
Robert B. Trussell, Jr.	90,193,386	328,130

There were no broker non-votes on this matter.

Proposal 2

Ratification of appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2005.

For	Against	Abstained
89,796,777	720,911	3,828

There were no broker non-votes on this matter.

The proposals above are described in detail in the Company’s definitive proxy statement dated March 24, 2005, for the Annual Meeting of Stockholders held on April 26, 2005.

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS

Exhibits

3.1

Amended and Restated By-laws of Tempur-Pedic International Inc. (Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 001-31922) filed with the Commission on May 2, 2005.)

10.1		Amended and Renewed Revolving Promissory Note dated April 1, 2005 with Fifth Third Bank.

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC.
(Registrant)

Date: May 9, 2005	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Senior Vice President, Chief Financial Officer,
Secretary and Treasurer