Form 10-Q
period 2005-06-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2005-08-08
CIK 1206264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2005 was 98,997,392 shares.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, construction of our new manufacturing facility in New Mexico, repatriation of certain funds pursuant to the American Jobs Creation Act of 2004, the adoption of Statement of Financial Accounting Standards 123R, timing of product introductions, financing needs, and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct. When used in this report, the terms “Tempur-Pedic International” and the “Company” refer to Tempur-Pedic International Inc. only, and the terms “we,” “our,” “ours” and “us” refer to Tempur-Pedic International Inc. and its consolidated subsidiaries.

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

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except earnings per share)

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2005	2004	2005	2004
Net sales	$192,615	$151,600	$414,994	$304,723
Cost of sales	94,080	70,787	202,216	142,571

Gross profit	98,535	80,813	212,778	162,152
Selling and marketing expenses	38,149	31,653	83,118	66,608
General and administrative expenses	15,276	15,929	34,366	31,291
Research and development expenses	513	242	1,317	730

Operating income	44,597	32,989	93,977	63,523

Other income (expense), net:
Interest expense, net	(4,864)	(5,551)	(10,227)	(11,645)
Loss on extinguishment of debt	—	—	(717)	(5,381)
Other income (expense), net	412	116	327	196

Total other expense	(4,452)	(5,435)	(10,617)	(16,830)

Income before income taxes	40,145	27,554	83,360	46,693
Income tax provision	15,295	10,608	31,760	17,977

Net income	$24,850	$16,946	$51,600	$28,716

Earnings per share:
Basic	$0.25	$0.17	$0.52	$0.29

Diluted	$0.24	$0.16	$0.50	$0.28

Weighted average shares outstanding:
Basic	98,792	97,628	98,607	97,519

Diluted	103,431	103,119	103,315	103,010

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$28,168	$28,368
Accounts receivable, net	96,701	93,804
Inventories	81,625	66,162
Prepaid expenses and other current assets	10,734	16,659
Deferred income taxes	9,842	8,853

Total current assets	227,070	213,846

Property, plant and equipment, net	168,086	138,457
Goodwill	201,407	200,810
Other intangible assets, net	75,174	76,122
Deferred financing and other non-current assets, net	8,247	10,388

Total assets	$679,984	$639,623

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term debt	$35,000	$—
Accounts payable	30,512	34,771
Accrued expenses and other	57,075	55,600
Current portion of long-term debt	3,175	8,758

Total current liabilities	125,762	99,129

Long-term debt	254,434	280,913
Deferred income taxes	43,199	43,771
Other non-current liabilities	1,974	2,189

Total liabilities	425,369	426,002

Commitments and contingencies—see Note 9

Stockholders’ Equity:
Common stock—$.01 par value; 300,000 shares authorized; 98,964 and 98,194 shares issued and outstanding, respectively	990	982
Additional paid in capital	254,823	253,134
Deferred stock compensation—net of amortization of $11,078 and $9,429, respectively	(3,430)	(5,079)
Retained deficit	(1,023)	(52,623)
Accumulated other comprehensive income	3,255	17,207

Total stockholders’ equity	254,615	213,621

Total liabilities and stockholders’ equity	$679,984	$639,623

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,600	$28,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,590	10,976
Amortization of deferred financing costs	1,303	1,207
Loss on extinguishment of debt	717	—
Stock based compensation amortization	1,649	2,990
Allowance for doubtful accounts	1,310	1,871
Deferred income taxes	(1,561)	2,290
Foreign currency adjustments	194	(338)
Loss on sale of equipment and other	575	349
Changes in operating assets and liabilities:
Accounts receivable	(9,114)	(17,571)
Inventories	(18,057)	2,923
Prepaid expenses and other current assets	5,170	(3,051)
Accounts payable	(1,597)	(1,783)
Accrued expenses and other	4,345	1,122

Net cash provided by operating activities	49,124	29,701

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and other intellectual property	(1,138)	—
Purchases of property, plant and equipment	(48,726)	(13,796)
Proceeds from sale of equipment	182	64

Net cash used by investing activities	(49,682)	(13,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term Revolving Credit Facility	35,000	—
Proceeds from long-term Revolving Credit Facility	18,000	20,512
Repayments of long-term Revolving Credit Facility	(17,000)	(26,670)
Repayments of term loans	(32,276)	(5,700)
Repayments of Senior Subordinated Notes	—	(52,500)
Payments of deferred financing costs	—	(1,083)
Cash held in trust for repayment of Senior Subordinated Notes	—	60,243
Proceeds from issuance of common stock	1,697	525

Net cash provided (used) by financing activities	5,421	(4,673)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,063)	(443)

Increase (decrease) in cash and cash equivalents	(200)	10,853

CASH AND CASH EQUIVALENTS, beginning of period	28,368	14,230

CASH AND CASH EQUIVALENTS, end of period	$28,168	$25,083

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except share and per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business—Tempur-Pedic International Inc. and subsidiaries (Tempur-Pedic International or the Company) is a U.S.-based, multinational corporation incorporated in Delaware. The Company manufactures, markets, and sells advanced viscoelastic products including pillows, mattresses, and other related products. The Company manufactures essentially all of its products at Dan Foam ApS in Denmark and Tempur Production USA, Inc. in the U.S. The Company has sales and distribution companies operating in the U.S., Europe, and Asia Pacific. In addition, the Company has third party distributor arrangements in certain other countries where it does not have distribution companies. The Company sells its products in 60 countries and extends credit based on the creditworthiness of its customers.

The accompanying financial statements, prepared in accordance with the instructions to Form 10-Q and article 10 of Regulation S-X, are unaudited and do not include all of the information and disclosures required by generally accepted accounting principles in the U.S. for complete financial statements. Accordingly, these accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

(b) Reclassifications—Certain prior period amounts have been reclassified to conform to the 2005 presentation.

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

(f) Financial Instruments and Hedging—Derivative financial instruments are used within the normal course of business principally to manage foreign currency exchange rate risk. These instruments are generally short term in nature and are subject to fluctuations in foreign exchange rates and credit risk. Credit risk is managed through the selection of sound financial institutions as counterparties. The changes in fair market value of foreign exchange derivatives are recognized currently through earnings. The changes in fair market value of derivative financial instruments used to manage interest rates are recognized through Accumulated other comprehensive income.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

(g) Cash and Cash Equivalents—Cash and cash equivalents consist of all investments with initial maturities of three months or less.

(h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consisted of the following:

	June 30, 2005	December 31, 2004
Finished goods	$61,287	$42,848
Work-in-process	6,712	8,086
Raw materials and supplies	13,626	15,228

	$81,625	$66,162

(i) Long Lived Assets—In accordance with Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

(j) Goodwill and Other Intangible Assets—The Company follows SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. The Company performs an annual impairment test on all existing goodwill in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2004 on all existing goodwill and no impairment existed as of December 31, 2004. If facts and circumstances lead the Company’s management to believe that one of its assets may be impaired, the Company will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary.

The following table summarizes information relating to the Company’s Other intangible assets:

	Useful Lives (Years)	June 30, 2005			December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000

Amortized intangible assets:
Technology	10	$16,000	$4,267	$11,733	$16,000	$3,467	$12,533
Patents	5-20	5,720	2,691	3,029	5,048	2,172	2,876
Customer database	5	4,200	2,240	1,960	4,200	1,820	2,380
Foam formula	10	3,700	987	2,713	3,700	802	2,898
Non-competition agreements and other	5	2,665	1,926	739	2,325	1,890	435

Total		$87,285	$12,111	$75,174	$86,273	$10,151	$76,122

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

Amortization expense relating to Other intangible assets was $985 and $975 for the three months ended June 30, 2005 and June 30, 2004, respectively. For the six months ended June 30, 2005 and June 30, 2004, amortization expense relating to Other intangible assets was $1,960 and $2,242, respectively.

The changes in the carrying amount of Goodwill for the six months ended June 30, 2005 are as follows:

Balance as of December 31, 2004	$200,810
Foreign currency translation adjustments and other	597

Balance as of June 30, 2005	$201,407

In addition, Goodwill has been allocated to the Domestic and International segments as follows:

	June 30, 2005	December 31, 2004
Domestic	$90,043	$87,627
International	111,364	113,183

	$201,407	$200,810

(k) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales returns. Tempur-Pedic International allows product returns up to 120 days following a sale. Accrued sales returns are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

Tempur-Pedic International had the following activity for sales returns from December 31, 2004 to June 30, 2005:

Balance as of December 31, 2004	$6,562
Amounts accrued	20,426
Returns charged to accrual	(21,395)

Balance as of June 30, 2005	$5,593

(l) Warranties—The Company provides a 20-year warranty for U.S. sales and a 15-year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Warranties are included in Accrued expenses and other in the Consolidated Balance Sheets.

Tempur-Pedic International had the following activity for warranties from December 31, 2004 to June 30, 2005:

Balance as of December 31, 2004	$3,749
Amounts accrued	3,103
Warranties charged to accrual	(3,756)

Balance as of June 30, 2005	$3,096

(m) Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

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

(n) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews the adequacy of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowance for doubtful accounts was $5,643 and $5,508 as of June 30, 2005 and December 31, 2004, respectively. Deposits made by customers are recorded as a liability and recognized as a sale when product is shipped. Tempur-Pedic International had $163 and $301 of deferred revenue included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004, respectively.

Tempur-Pedic International reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling were approximately $5,506 and $4,940 for the three months ended June 30, 2005 and June 30, 2004, respectively. Amounts included in Net sales for shipping and handling were approximately $12,656 and $10,949 for the six months ended June 30, 2005 and June 30, 2004, respectively. Amounts included in Cost of sales for shipping and handling were approximately $19,250 and $13,524 for the three months ended June 30, 2005 and June 30, 2004, respectively. Amounts included in Cost of sales for shipping and handling were approximately $39,283 and $27,118 for the six months ended June 30, 2005 and June 30, 2004, respectively.

(o) Advertising Costs—Tempur-Pedic International expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program. Advertising costs charged to expense were approximately $20,503 and $10,847 for the three months ended June 30, 2005 and June 30, 2004, respectively. For the six months ended June 30, 2005 and June 30, 2004, advertising costs charged to expense were approximately $46,283 and $33,515, respectively. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were approximately $4,663 and $6,228 as of June 30, 2005 and December 31, 2004, respectively.

(p) Stock-Based Compensation—In accordance with SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123), the Company has elected to account for employee stock and option issuances under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25 no compensation expense is recognized in the statements of income for stock granted to employees and non-employee directors, if the exercise price at least equals the fair value of the underlying stock on the date of grant. Stock options are granted under various stock compensation programs to employees. For purposes of pro forma disclosures in accordance with SFAS 123, the estimated fair value of the options is amortized to expense over the options’ vesting period.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

Pro forma information in accordance with SFAS 123 is as follows for Tempur-Pedic International:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as Reported	$24,850	$16,946	$51,600	$28,716

Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	724	1,490	1,566	2,990

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(1,766)	(2,365)	(3,656)	(4,713)

Pro forma Net income	$23,808	$16,071	$49,510	$26,993

Earnings per share:

Basic as reported	$0.25	$0.17	$0.52	$0.29

Diluted as reported	$0.24	$0.16	$0.50	$0.28

Basic—Pro forma Net income	$0.24	$0.16	$0.50	$0.28

Diluted—Pro forma Net income	$0.23	$0.16	$0.48	$0.26

Certain options granted during the year prior to the initial public offering in 2003 have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. The Company had unearned stock-based compensation of $2,334, excluding restricted stock units, as of June 30, 2005. The Company recorded $655 of compensation expense for the three months ended June 30, 2005 and $1,430 for the six months ended June 30, 2005, also excluding restricted stock units. The future amortization of these unearned stock-based compensation costs will be $1,015 for the remainder of 2005, $1,105 in 2006, and $214 in 2007.

In addition, the Company had unearned stock based compensation of $1,096 related to restricted stock units as of June 30, 2005. The Company recorded compensation expense related to restricted stock units of $110 for the three months ended June 30, 2005 and $219 for the six months ended June 30, 2005. The future amortization of unearned stock-based compensation costs related to this restricted stock will be $219 for the remainder of 2005, $438 in 2006, and $439 in 2007.

(2) New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs” (SFAS 151), which is an amendment of ARB 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. In accordance with this standard, the Company adopted SFAS 151 on June 30, 2005. It did not have a material impact on the Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires all share-

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. On April 14, 2005, the SEC announced it would permit most registrants additional time to implement this statement. The SEC will allow registrants to implement this statement at the beginning of their next fiscal year. In accordance with this revised standard, the Company plans to adopt SFAS 123R on January 1, 2006, and is still evaluating the expected impact it will have on the Consolidated Financial Statements.

(3) Supplemental Cash Flow Information

Cash paid for interest and cash paid for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest	$2,268	$2,196	$9,542	$12,431
Income taxes, net of refunds	$19,382	$4,583	$20,080	$14,190

(4) Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	June 30, 2005	December 31, 2004
Land and buildings	$67,248	$71,606
Machinery and equipment	90,215	92,262
Construction in progress	55,439	12,330

	212,902	176,198
Total accumulated depreciation	(44,816)	(37,741)

	$168,086	$138,457

Construction in progress includes $650 of capitalized interest related to the construction of the Albuquerque, New Mexico manufacturing facility as of June 30, 2005.

(5) Financing Arrangements

(a) Unsecured Short-term Credit Facility—In December 2004, Tempur Production USA, Inc. (Tempur Production), a subsidiary of Tempur-Pedic International Inc., entered into a short-term, unsecured revolving note facility with a bank (the Short-Term Facility). The Short-Term Facility bears interest at a rate equal to the prime rate minus one-half of one percent, is unsecured, and is guaranteed on an unsecured basis by a subsidiary of Tempur-Pedic International. The Short-Term Facility contains certain negative and affirmative covenants and requirements affecting Tempur Production. On April 1, 2005, Tempur Production amended the Short-Term Facility to increase the maximum principal amount available for borrowing to $40,000 and to extend the maturity date to September 2, 2005. As of June 30, 2005, $35,000 in principal was outstanding under the Short-Term Facility. On August 4, 2005, Tempur Production amended the Short-Term Facility to increase the maximum principal amount available for borrowing to $50,000 and to extend the maturity to December 2, 2005.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

(b) Long-term Debt—Long-term debt for Tempur-Pedic International consisted of the following:

	June 30, 2005	December 31, 2004
Senior Credit Facility:
U.S. Term Loan A payable to a lender, interest at IBOR plus margin (5.49% and 4.81% at June 30, 2005 and December 31, 2004, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	$8,172	$8,966
U.S. Term Loan B payable to a lender, interest at IBOR plus margin (5.74% and 4.81% at June 30, 2005 and December 31, 2004, respectively), principal payments due quarterly through June 30, 2009	132,300	132,975
European Term Loan A (USD Denominated) payable to a lender, interest at IBOR plus margin (4.81% at December 31, 2004); balance paid in full on March 31, 2005	—	17,642
European Term Loan A (EUR Denominated) payable to a lender, interest at IBOR plus margin (4.43% at December 31, 2004); balance paid in full on March 31, 2005	—	13,577
U.S. Long-Term Revolving Credit Facility payable to a lender, interest at IBOR or Index Rate plus applicable margin (5.22% at June 30, 2005 and 4.75% at December, 31 2004), commitment through and due November 1, 2008	18,000	17,000
European Long-Term Revolving Credit Facility (including the European Working Capital Loan Commitment) payable to a lender, interest at IBOR or Index Rate plus applicable margin, commitment through and due November 1, 2008	—	—

Senior Subordinated Notes:
U.S. Senior Subordinated Notes payable to institutional investors, interest at 10.25%, due August 15, 2010	97,500	97,500

Other:
Mortgages payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest at 4.0% to 5.1%	1,637	2,011

	257,609	289,671
Less: Current portion	3,175	8,758

Long-term debt	$254,434	$280,913

(c) Secured Credit Financing—At June 30, 2005, Tempur-Pedic International had $40,000 of long-term Revolving and Working Capital Loan Commitments under the Senior Credit Facility, which was comprised of a $20,000 U.S. Revolving Loan Commitment; a $15,000 European Revolving Loan Commitment; and a $5,000 European Working Capital Loan Commitment, collectively referred to as Revolving Loan Commitments. The U.S. and European Revolving Loan Commitments provide for the issuance of letters of credit which, when issued, constitute usage and reduces availability under the Revolving Loan Commitments. The aggregate amount of letters of credit outstanding at June 30, 2005 under the U.S. Revolving Loan Commitment and the European Revolving Loan Commitment was approximately $76 and $2,708, respectively. After giving effect to letters of credit and $18,000 in borrowings under the U.S. Revolving Loan Commitment, total availability under the Senior Credit Facility at June 30, 2005 was $19,216, of which $5,000 was available under the European Working Capital Loan Commitment; $12,292 was available under the European Revolving Credit Facility; and $1,924 was available under the U.S. Revolving Credit Facility.

The Senior Credit Facility subjects Tempur-Pedic International Inc. and its subsidiaries to certain financial covenants, including: a minimum interest coverage ratio; a maximum leverage ratio, and a minimum fixed charge coverage ratio in each case as defined. The Company was in compliance with all covenants as of June 30, 2005.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

On March 31, 2005, the Company made prepayments of $16,862 on its USD denominated and $12,282 on its EUR denominated European Term A loans. In conjunction with these prepayments, the Company wrote off approximately $717 of deferred financing fees which has been included in Loss on debt extinguishment in the Consolidated Statements of Income.

(d) Senior Subordinated Notes—In 2003, Tempur-Pedic, Inc. and Tempur Production USA, Inc. (Issuers) issued $150,000 aggregate principal amount of 10.25% Senior Subordinated Notes due 2010 (Senior Subordinated Notes). The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally, and jointly and severally guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International, and certain other subsidiaries of Tempur-Pedic International. The Senior Subordinated Notes have no mandatory redemption or sinking fund requirements; however, they do provide for partial redemption at the Issuer’s option under certain circumstances prior to August 15, 2006, and full redemption at the Issuer’s option on or after August 15, 2007 at a redemption price of 105.125%.

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

The Senior Subordinated Notes contain certain nonfinancial and financial covenants which include restrictions on: the declaration or payment of dividends and distributions; the payment, purchase, redemption, defeasance, acquisition or retirement of subordinated indebtedness; the granting of liens; the making of loans and the transfer of properties and assets; mergers; consolidations or sale of assets; the acquisition or creation of additional subsidiaries; and the sale and leaseback of assets. The Company was in compliance with all covenants as of June 30, 2005.

(6) Stockholders’ Equity

The Company’s authorized shares of capital stock are 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. Subject to preferences that may be applicable to any outstanding preferred stock of the Company, holders of the Company’s common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution, or winding up, the holders of the Company’s common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock of the Company, if any, then outstanding.

(7) Stock based Compensation

(a) 2002 Option Plan—On November 1, 2002, the Company adopted the 2002 Option Plan to provide for grants of options to purchase shares of Class B-1 common stock to employees and directors of the Company. Options granted under the 2002 Option Plan which qualify as incentive stock options, as defined by the Internal Revenue Code of 1986, as amended (the Code), must have an exercise price of not less than the fair market value of the Company’s Class B-1 common stock at the date of grant. The determination of the exercise price was made by the Board of Directors. Options granted under the 2002 Option Plan provided for vesting terms as determined by the Board of Directors at the time of grant. Options can be exercised up to ten years from the grant date and up to five years from the date of grant for any stockholders who own 10% or more of the total combined voting power of all shares of stock of the Company. The Company currently anticipates there will be no additional options issued under this plan.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

(b) Tempur-Pedic International 2003 Equity Incentive Plan—The 2003 Equity Incentive Plan (the 2003 Plan) is administered by the Compensation Committee of the Board of Directors, which, together with the Board of Directors, has the exclusive authority, including the power to determine eligibility to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards and the acceleration or waiver of any vesting, and performance of forfeiture restriction. The Compensation Committee, however, does not have the authority to waive any performance restrictions for performance-based awards.

Any of the Company’s employees, non-employee directors, consultants and Company advisors, as determined by the Compensation Committee, may be selected to participate in the 2003 Plan. The 2003 Plan provides for awards of stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards.

(c) Tempur-Pedic International 2003 Employee Stock Purchase Plan—The 2003 Employee Stock Purchase Plan (2003 ESPP) permits eligible employees to purchase up to certain limits as defined in the 2003 ESPP of the Company’s common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less. The Compensation Committee of the Board of Directors administers the 2003 ESPP. The Board of Directors may amend or terminate the 2003 ESPP. The 2003 ESPP complies with the requirements of Section 423 of the Code. The Company may issue a maximum of 500,000 shares of its common stock under the 2003 ESPP.

(8) Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$24,850	$16,946	$51,600	$28,716
Other comprehensive income, net of tax:
Financial instruments accounted for as hedges	13	(10)	25	(104)
Foreign currency translation	(7,931)	2,273	(13,977)	(2,045)

Comprehensive income	$16,932	$19,209	$37,648	$26,567

(9) Commitments and Contingencies

Litigation—The Company is party to various legal proceedings generally incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that adverse determinations in any or all of such proceedings will have a materially adverse effect upon the financial condition, liquidity or results of operations of the Company.

Purchase Commitments—As of June 30, 2005, the Company had outstanding commitments of approximately $32,648 for capital expenditures related to the construction of the manufacturing facility in Albuquerque, New Mexico.

(10) Income Taxes

The effective tax rate for Tempur-Pedic International for the three months ended June 30, 2005 was 38.1%. Reconciling items between the federal statutory income tax rate of 35% and the effective tax rate include state

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

income taxes, differences in U.S. statutory rates and foreign tax rates, foreign income currently taxable in the U.S., compensation expense associated with certain options granted prior to the initial public offering, and certain other permanent differences.

At June 30, 2005, the Company had undistributed earnings of $144,762 from its foreign subsidiaries determined under U.S. generally accepted accounting principles for the period from November 1, 2002 through June 30, 2005. Provisions have been made for U.S. income taxes on $11,945 of these undistributed earnings pursuant to Subpart F and Section 956 of the Code. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $132,817 of undistributed earnings, as these earnings are considered permanently reinvested. In addition, the Company had undistributed earnings relating to the period prior to the acquisition of Tempur World, Inc. in 2002 by Tempur-Pedic International Inc. (the Tempur Acquisition) of $69,276 determined under U.S. tax principles. Provisions have been made for U.S. income taxes on $13,100 million of these undistributed earnings pursuant to Section 956 of the Code, as translated into U.S. dollars at the applicable exchange rates on November 1, 2002. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $56,176 of undistributed earnings, as these earnings are considered indefinitely reinvested.

These undistributed earnings could become subject to U.S. income taxes and foreign withholding taxes (subject to a reduction of foreign tax credits) if these undistributed earnings were remitted as dividends, loaned to the U.S. parent company or a U.S. subsidiary, or if the Company should sell its stock in the subsidiaries. On October 22, 2004, the President signed the American Jobs Creation Act of 2004, which allows a temporary elective 85% dividends received deduction for cash dividends paid by foreign subsidiaries to their U.S. corporate shareholder in either 2004 or 2005. This provision could potentially allow Tempur-Pedic International to repatriate the undistributed earnings of its foreign subsidiaries in a tax efficient manner. The management of Tempur-Pedic International is in the process of evaluating the effects of this repatriation provision and expects to complete its evaluation during the third quarter of 2005. While no conclusions have been reached and any final decision is dependent upon further analysis and approval by the Company’s Board of Directors, management currently believes that the Company may repatriate undistributed foreign earnings of up to $175,000. The related income tax expense of such a repatriation is estimated to be up to $5,370.

During the first quarter of 2005, the State of Kentucky enacted House Bill 272 (HB 272). HB 272 extensively reformed Kentucky’s tax code and it may impact the Company as the corporate headquarters are located in Kentucky. The Company is currently evaluating the effects of HB 272.

(11) Major Customers

Five customers accounted for approximately 11% and 13% of Tempur-Pedic International sales for the three months ended June 30, 2005 and June 30, 2004, respectively. These same customers also accounted for approximately 16% and 12% of accounts receivable as of June 30, 2005 and June 30, 2004, respectively. Five customers accounted for approximately 10% and 13% of Tempur-Pedic International sales for the six months ended June 30, 2005 and June 30, 2004, respectively. These same customers also accounted for approximately 15% and 12% of accounts receivable as of June 30, 2005 and June 30, 2004, respectively. The loss of one or more of these customers could negatively impact the Company.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

(12) Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$24,850	$16,946	$51,600	$28,716

Denominator:
Denominator for basic earnings per share—weighted average shares	98,791,851	97,628,376	98,606,984	97,519,024
Effect of dilutive securities:
Employee stock options	4,639,554	5,490,979	4,707,707	5,490,614

Denominator for diluted earnings per share—adjusted weighted average shares	103,431,405	103,119,355	103,314,691	103,009,638

Basic earnings per share	$0.25	$0.17	$0.52	$0.29

Diluted earnings per share	$0.24	$0.16	$0.50	$0.28

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

The following table summarizes Total assets by segment:

	June 30, 2005	December 31, 2004
Total assets:
Corporate	$563,002	$393,202
Domestic	516,210	439,845
International	321,723	345,040
Intercompany eliminations	(720,951)	(538,464)

	$679,984	$639,623

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

The following table summarizes other segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales from external customers:
Corporate	$—	$—	$—	$—
Domestic	124,054	91,739	271,984	184,697
International	68,561	59,861	143,010	120,026

	$192,615	$151,600	$414,994	$304,723

Inter-segment sales:
Corporate	$—	$—	$—	$—
Domestic	—	—	—	—
International	11,514	3,116	23,914	8,372
Intercompany eliminations	(11,514)	(3,116)	(23,914)	(8,372)

	$—	$—	$—	$—

Operating income/(loss):
Corporate	$(3,430)	$(4,396)	$(7,702)	$(8,647)
Domestic	27,062	21,670	60,626	41,360
International	20,965	15,715	41,053	30,810

	$44,597	$32,989	$93,977	$63,523

Depreciation and amortization (excluding stock-based compensation amortization):
Corporate	$109	$133	$213	$510
Domestic	2,838	2,538	5,752	4,497
International	3,113	2,910	6,625	5,969

	$6,060	$5,581	$12,590	$10,976

The following table sets forth Net sales by significant product group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Mattresses	$130,788	$93,176	$284,880	$186,356
Pillows	28,579	32,393	61,910	67,245
All other	33,248	26,031	68,204	51,122

	$192,615	$151,600	$414,994	$304,723

During the course of normal operations, the Domestic segment purchases inventory from the Danish manufacturing facility. These purchases are included in the International segment as Intercompany sales. The Intercompany profits on these sales are eliminated from the International segment when the manufacturing profit in ending finished goods inventory is eliminated during the consolidation of the Company’s results. These manufacturing profits were $1,692 and $752 for the three months ended June 30, 2005 and June 30, 2004, respectively, and $3,439 and $1,799 for the six months ended June 30, 2005 and June 30, 2004, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

(14) Condensed Consolidating Interim Financial Information

The Issuers issued $150,000 aggregate principal amount of Senior Subordinated Notes in 2003. The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally, and jointly and severally guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International, and two intermediate parent corporations (referred to as the Combined Guarantor Parents) and all of Tempur-Pedic International’s current and future domestic subsidiaries (referred to collectively as the Combined Guarantor Subsidiaries), other than the Issuers. The Issuers and subsidiary guarantors are indirectly 100% owned subsidiaries of the Combined Guarantor Parents and the subsidiary guarantors are 100% owned subsidiaries of the Issuers. The foreign subsidiaries (referred to as Combined Non-Guarantor Subsidiaries) represent the foreign operations of the Company and will not guarantee this debt. The following financial information presents Condensed Consolidating Balance Sheets, Statements of Income, and Statements of Cash Flows for the Combined Guarantor Parents, Issuers and their Subsidiary Guarantors and Combined Non-Guarantor Subsidiaries. During 2004, one of the Issuers established a new legal entity (Tempur-Pedic Retail, Inc.). Accordingly, Tempur-Pedic Retail, Inc. has been reflected as a Combined Guarantor Subsidiary.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,129	$—	$121,925	$80,075	$(11,514)	$192,615
Cost of goods sold	—	961	(271)	66,422	38,482	(11,514)	94,080

Gross profit	—	1,168	271	55,503	41,593	—	98,535
Operating expenses	1,035	3,670	2,666	25,939	20,628	—	53,938

Operating income	(1,035)	(2,502)	(2,395)	29,564	20,965	—	44,597
Interest income (expense), net	—	(3,851)	(1,064)	5	46	—	(4,864)
Other income (loss)	13	23,131	191	(23,078)	155	—	412
Income taxes	—	7,170	(892)	1,587	7,430	—	15,295

Net income (loss)	$(1,022)	$9,608	$(2,376)	$4,904	$13,736	$—	$24,850

Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,707	$—	$90,032	$62,977	$(3,116)	$151,600
Cost of goods sold	—	(6,641)	(199)	53,646	27,097	(3,116)	70,787

Gross profit	—	8,348	199	36,386	35,880	—	80,813
Operating expenses	1,813	4,441	2,781	19,375	19,414	—	47,824

Operating income	(1,813)	3,907	(2,582)	17,011	16,466	—	32,989
Interest income (expense), net	—	(4,386)	(613)	5	(557)	—	(5,551)
Other income (loss)	—	15,679	9	(15,584)	12	—	116
Income taxes	—	5,686	(1,034)	543	5,413	—	10,608

Net income (loss)	$(1,813)	$9,514	$(2,152)	$889	$10,508	$—	$16,946

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

Condensed Consolidating Statements of Income

For the Six Months Ended June 30, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$4,483	$—	$267,501	$166,924	$(23,914)	$414,994
Cost of goods sold	—	2,163	(593)	143,510	81,050	(23,914)	202,216

Gross profit	—	2,320	593	123,991	85,874	—	212,778
Operating expenses	2,743	9,070	5,552	56,615	44,821	—	118,801

Operating income	(2,743)	(6,750)	(4,959)	67,376	41,053	—	93,977
Interest income (expense), net	—	(7,740)	(2,056)	11	(442)	—	(10,227)
Other income (loss)	15	49,435	347	(49,861)	391	—	327
Loss on extinguishment of debt	—	—	—	—	(717)	—	(717)
Income taxes	—	16,572	(1,434)	3,386	13,236	—	31,760

Net income (loss)	$(2,728)	$18,373	$(5,234)	$14,140	$27,049	$—	$51,600

Condensed Consolidating Statements of Income

For the Six Months Ended June 30, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,881	$—	$181,816	$128,398	$(8,372)	$304,723
Cost of goods sold	—	(14,657)	(400)	108,398	57,602	(8,372)	142,571

Gross profit	—	17,538	400	73,418	70,796	—	162,152
Operating expenses	3,626	8,357	5,421	43,037	38,188	—	98,629

Operating income	(3,626)	9,181	(5,021)	30,381	32,608	—	63,523
Interest income (expense), net	—	(9,153)	(1,194)	20	(1,318)	—	(11,645)
Other income (loss)	—	31,145	86	(31,050)	15	—	196
Loss on extinguishment of debt	—	(5,381)	—	—	—	—	(5,381)
Income taxes	—	9,206	(1,154)	(247)	10,172	—	17,977

Net income (loss)	$(3,626)	$16,586	$(4,975)	$(402)	$21,133	$—	$28,716

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

Condensed Consolidating Balance Sheets

As of June 30, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$3,255	$119,896	$3,351	$52,117	$124,047	$(75,596)	$227,070
Property, plant and equipment, net	—	103,194	578	4,882	59,432	—	168,086
Other noncurrent assets	190,783	293,120	365,035	1,448	138,244	(703,802)	284,828

Total assets	$194,038	$516,210	$368,964	$58,447	$321,723	$(779,398)	$679,984

Current liabilities	$212	$30,054	$47,205	$76,151	$47,736	$(75,596)	$125,762
Noncurrent liabilities	—	488,416	198,182	50	151,438	(538,479)	299,607
Equity (deficit)	193,826	(2,260)	123,577	(17,754)	122,549	(165,323)	254,615

Total liabilities and equity (deficit)	$194,038	$516,210	$368,964	$58,447	$321,723	$(779,398)	$679,984

Condensed Consolidating Balance Sheets

As of December 31, 2004

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$3,470	$84,322	$13,569	$48,112	$133,162	$(68,789)	$213,846
Property, plant and equipment, net	—	63,538	613	4,235	70,071	—	138,457
Other noncurrent assets	108,538	291,986	267,011	891	141,808	(522,914)	287,320

Total assets	$112,008	$439,846	$281,193	$53,238	$345,041	$(591,703)	$639,623

Current liabilities	$1,046	$(24,047)	$50,767	$84,670	$55,482	$(68,789)	$99,129
Noncurrent liabilities	—	505,015	198,182	96	180,196	(556,616)	326,873
Equity (deficit)	110,962	(41,122)	32,244	(31,528)	109,363	33,702	213,621

Total liabilities and equity (deficit)	$112,008	$439,846	$281,193	$53,238	$345,041	$(591,703)	$639,623

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except share and per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(2,728)	$18,373	$(5,234)	$14,140	$27,049	$—	$51,600
Non-cash expenses	1,634	6,588	264	1,051	7,240	—	16,777
Changes in working capital	(1,136)	(15,474)	5,804	(14,472)	6,025	—	(19,253)

Net cash (used in) / provided by operating activities	(2,230)	9,487	834	719	40,314	—	49,124
Net cash used for investing activities	—	(44,346)	(1,278)	(938)	(3,120)	—	(49,682)
Net cash provided by / (used in) financing activities	1,712	34,246	333	—	(30,870)	—	5,421
Effect on exchange rate changes on cash	—	—	—	—	(5,063)	—	(5,063)

Net (decrease) increase in cash and cash equivalents	(518)	(613)	(111)	(219)	1,261	—	(200)

Cash and cash equivalents at beginning of period	970	551	607	219	26,021	—	28,368

Cash and cash equivalents at end of period	$452	$(62)	$496	$—	$27,282	$—	$28,168

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(3,626)	$16,586	$(4,975)	$(402)	$21,133	$—	$28,716
Non-cash expenses	2,990	3,539	3,123	2,163	7,530	—	19,345
Changes in working capital	(3,834)	(27,194)	2,600	1,855	8,213	—	(18,360)

Net cash (used in) / provided by operating activities	(4,470)	(7,069)	748	3,616	36,876	—	29,701
Net cash used for investing activities	—	(3,029)	(391)	(3,616)	(6,696)	—	(13,732)
Net cash provided by / (used in) financing activities	525	15,472	(977)	—	(19,693)	—	(4,673)
Effect on exchange rate changes on cash	—	—	—	—	(443)	—	(443)

Net (decrease) increase in cash and cash equivalents	(3,945)	5,374	(620)	—	10,044	—	10,853

Cash and cash equivalents at beginning of period	4,756	931	1,545	—	6,998	—	14,230

Cash and cash equivalents at end of period	$811	$6,305	$925	$—	$17,042	$—	$25,083

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

General—We are a rapidly growing, market leading, vertically-integrated manufacturer, marketer and distributor of premium mattresses and pillows that we sell globally in 60 countries primarily under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary viscoelastic pressure relieving material is temperature sensitive, has a high density, and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms “we,” “our,” “ours” and “us” refer to Tempur-Pedic International Inc. and its consolidated subsidiaries, and the terms “Tempur-Pedic International” and the “Company” refer to Tempur-Pedic International Inc. only.

Business Segment Information—We have two operating business segments: Domestic and International. These reportable segments are strategic business units that are managed separately. The Domestic operating segment consists of our U.S. manufacturing facility whose customers include our U.S. distribution subsidiary and certain North American third party distributors. The International operating segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Domestic segment. We evaluate segment performance based on Net sales and Operating income. For the purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Corporate office operating expenses and certain amounts relating to Goodwill and other assets that are carried at the holding company level are included in the Domestic operating segment.

Strategy and Outlook

Our long-term goal is to become the world’s largest bedding company. In order to achieve this goal, we expect to continue to pursue certain key strategies in 2005:

•	We currently intend to maintain our focus primarily on premium mattresses and pillows and to regularly introduce new products. In January 2005, we began shipping our new futon product for the Japanese market. We launched ‘The EuroBed by Tempur-Pedic™’ and ‘The BodyPillow by Tempur-Pedic™’ in the U.S during this past year. We also recently unveiled ‘The OriginalBed by Tempur-Pedic™.’

•	We plan to continue to invest in increasing our global brand awareness through targeted marketing and advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	We plan to continue to extend our presence in furniture and bedding retail stores in both the U.S. and internationally.

•	We plan to continue to invest in our operating infrastructure to meet the requirements of our rapidly growing business, including increases in our manufacturing capacity and our research and development capacity.

Factors That May Affect Future Performance

Managing Rapid Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $684.9 million for 2004, and to $415.0 million for the six months ended June 30, 2005. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhanced operating and financial infrastructure and systems, and continued expansion of the human resources in our operations. Our expenditures for advertising and other marketing-related activities are made as advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

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

Our largest competitors have significant financial, marketing and manufacturing resources and strong brand name recognition. They sell their products through broad and well established distribution channels. Additionally, a number of our significant competitors now offer mattress products claimed to be similar to our viscoelastic mattresses and pillows. We are susceptible to competition from lower priced product offerings. We provide strong channel profits to our retailers and distributors, which management believes will continue to provide an attractive business model for our retailers and discourage them from carrying competing, lower-priced products.

Significant Growth Opportunities—As of June 30, 2005, our products were offered in approximately 4,830 furniture and bedding stores and 1,500 specialty stores domestically, and approximately 3,650 stores internationally. For the three months ended June 30, 2005, we added a net of approximately 400 stores in the U.S. and approximately 180 stores internationally to our Retail channel. For the six months ended June 30, 2005, we added a net of approximately 730 stores in the U.S. and approximately 350 stores internationally to our Retail channel. In addition, we have a significant installed pillow base in our Asia market that we believe creates an opportunity to develop a successful mattress market. We are continuing to develop products that are responsive to consumer demand in our markets internationally. We are also continuing to expand our direct response business in Europe to reach a greater number of consumers and increase our brand awareness.

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

Financial Leverage—As of June 30, 2005, we had $257.6 million of Long-term debt outstanding, and our Stockholders’ Equity was $254.6 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. We believe that operating margins combined with the inherent operating leverage in the business will enable us to continue de-leveraging the business in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations to enable us to continue to de-leverage the business or that future borrowings will be available under our senior secured credit facility (the Senior Credit Facility), or otherwise.

Exchange Rates— As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic subsidiaries and their customers and suppliers, as well as between the Tempur-Pedic subsidiaries themselves. The hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We do not enter into hedging transactions to hedge this risk. Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Our outlook assumes no significant changes in currency values from current rates. Should currency rates change sharply, our results could be negatively impacted. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

Critical Accounting Policies and Estimates

Our management is responsible for our financial statements and has evaluated the accounting policies to be used in their preparation. Our management believes these policies are reasonable and appropriate. The following discussion identifies those accounting policies that we believe are critical in the preparation of our financial statements, the judgments and uncertainties affecting the application of those policies, and the possibility that materially different amounts will be reported under different conditions or using different assumptions.

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

Revenue Recognition—Our estimates of sales returns are a critical component of our revenue recognition. We recognize sales, net of estimated returns, when we ship our products to customers and the risks and rewards of ownership are transferred to them. Estimated sales returns are provided at the time of sale, based on our level of historical sales returns. We allow returns for up to 120 days following a sale, depending on the channel and promotion. Our level of sales returns differs by channel, with our direct channel typically experiencing the highest rate of returns. Our level of returns has been consistent with our estimates and has been improving steadily over the last year as our retail channel, which historically experiences lower returns than other sales channels, continues to grow as a percentage of overall Net sales.

Warranties—Cost of sales includes estimated costs to service warranty claims of our customers. Our estimate is based on our historical claims experience and extensive product testing that we perform from time to time. We provide a 20-year warranty for U.S. sales and a 15-year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. Our estimate of warranty claims could be adversely affected if our historical experience ultimately proves to be greater than the performance of the product in our product testing. We also provide 2-year to 3-year warranties on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Our estimated obligation for warranty claims as of June 30, 2005 was $3.1 million. As of December 31, 2004, our estimated obligation for warranty claims was $3.7 million.

Impairment of Goodwill, Intangibles and Long-Lived Assets—Goodwill reflected in our Consolidated Balance Sheets consists of the purchase price from the acquisition of Tempur World, Inc. in November 2002 (the Tempur Acquisition) in excess of the estimated fair values of identifiable net assets as of the date of the Tempur Acquisition. Intangibles consist of tradenames for various brands under which our products are sold. Other intangibles include our customer database for our direct channel, process technology and the formulation of our viscoelastic, pressure-relieving material.

We follow Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. We perform an annual impairment test on all existing goodwill in the fourth quarter of each year. We performed the annual impairment test in the fourth quarter of 2004 on all existing goodwill and no impairment existed as of December 31, 2004. If facts and circumstances lead our management to believe that one of its assets may be impaired, we will evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary. Although we believe our estimates and judgments are reasonable, different assumptions and judgments could result in different impairment, if any, of some or all of our recorded Goodwill and indefinite-lived intangibles of $276.6 million as of June 30, 2005 and $276.9 million as of December 31, 2004.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Although we believe that our estimates of cash flows in our application of SFAS 144 are reasonable, and based upon all available information, including historical cash flow data about the prior use of our assets, such estimates nevertheless require substantial judgments and are based upon material assumptions about future events.

Income Tax Accounting—Income taxes are accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date.

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

At June 30, 2005, the Company had undistributed earnings of $144.8 million from its foreign subsidiaries determined under U.S. generally accepted accounting principles for the period November 1, 2002 through June 30, 2005. Provisions have been made for U.S. income taxes on $12.0 million of these undistributed earnings pursuant to Subpart F and Section 956 of the Internal Revenue Code (Code). No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $132.8 million of undistributed earnings, as these earnings are considered permanently reinvested.

In addition, the Company had undistributed earnings relating to the period prior to the Tempur Acquisition of $69.3 million determined under U.S. tax principles. Provisions have been made for U.S. income taxes on $13.1 million of these undistributed earnings pursuant to Section 956 of the Code, as translated into U.S. dollars at the applicable exchange rates on November 1, 2002. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $56.2 million of undistributed earnings, as these earnings are considered indefinitely reinvested.

These undistributed earnings could become subject to U.S. income taxes and foreign withholding taxes (subject to a reduction for foreign tax credits) if these undistributed earnings were remitted as dividends, loaned to Tempur-Pedic International or a U.S. subsidiary, or if the Company should sell its stock in the applicable subsidiaries. On October 22, 2004, the President signed the American Jobs Creation Act of 2004, which allows a temporary elective 85% dividends received deduction for cash dividends paid by foreign subsidiaries to their U.S. corporate shareholder in either 2004 or 2005. This provision could potentially allow Tempur-Pedic International to repatriate the undistributed earnings of its foreign subsidiaries in a tax efficient manner. The management of Tempur-Pedic International is in the process of evaluating the effects of this repatriation provision and expects to complete its evaluation during the third quarter of 2005. While no conclusions have been reached and any final decision is dependent upon further analysis and approval by the Company’s Board of Directors, management currently believes that the Company may repatriate undistributed foreign earnings of up to $175.0 million. The related income tax expense of such a repatriation is estimated to be up to $5.4 million.

Stock-Based Compensation—We currently account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation.” In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. On April 14, 2005, the SEC announced it would permit most registrants additional time to implement this statement. The SEC will allow registrants to implement this statement at the beginning of their next fiscal year. In accordance with this revised standard, the Company plans to adopt SFAS 123R on January 1, 2006 and is still evaluating the expected impact it will have on the Consolidated Financial Statements.

Results of Operations

The following table sets forth the various components of our Condensed Consolidated Statements of Income:

(In millions, except earnings per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$192.6	$151.6	$415.0	$304.7
Cost of sales	94.1	70.8	202.2	142.5

Gross profit	98.5	80.8	212.8	162.2
Selling and marketing expenses	38.1	31.7	83.1	66.6
General and administrative and other	15.8	16.1	35.7	32.1

Operating income	44.6	33.0	94.0	63.5

Interest expense, net	(4.9)	(5.5)	(10.2)	(11.6)
Loss on extinguishment of debt	—	—	(0.7)	(5.4)
Other income (expense), net	0.4	0.1	0.3	0.2

Income before income taxes	40.1	27.6	83.4	46.7
Income tax provision	15.3	10.7	31.8	18.0

Net income	$24.8	$16.9	$51.6	$28.7

Earnings per share:
Basic	$0.25	$0.17	$0.52	$0.29

Diluted	$0.24	$0.16	$0.50	$0.28

Weighted average shares outstanding:
Basic	98.8	97.6	98.6	97.5

Diluted	103.4	103.1	103.3	103.0

The following table sets forth the various components of our Condensed Consolidated Statements of Income, expressed as a percentage of Net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Cost of sales	49	47	49	47

Gross profit	51	53	51	53
Selling expenses	20	21	20	22
General and administrative and other	8	10	8	10

Operating income	23	22	23	21
Interest expense, net	(2)	(4)	(3)	(4)
Loss on extinguishment of debt	—	—	—	(2)
Other income/(expense), net	—	—	—	—

Income before income taxes	21	18	20	15
Income tax provision	8	7	8	6

Net income	13%	11%	12%	9%

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

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

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
($ in millions)	2005	2004	2005	2004	2005	2004
Retail	$143.7	$106.1	$97.1	$68.5	$46.6	$37.6
Direct	26.1	22.8	22.2	18.9	3.9	3.9
Healthcare	10.6	10.4	2.6	2.6	8.0	7.8
Third Party	12.2	12.3	2.2	1.7	10.0	10.6

	$192.6	$151.6	$124.1	$91.7	$68.5	$59.9

Domestic	$124.1	$91.7
International	68.5	59.9

Total	$192.6	$151.6

A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
($ in millions)	2005	2004	2005	2004	2005	2004
Net sales:
Mattresses	$130.7	$93.2	$91.0	$64.9	$39.7	$28.3
Pillows	28.7	32.4	12.1	10.5	16.6	21.9
Other	33.2	26.0	21.0	16.3	12.2	9.7

	$192.6	$151.6	$124.1	$91.7	$68.5	$59.9

Units sold (1):
Mattresses	152,837	120,773	86,436	70,572	66,401	50,201
Pillows	585,257	695,606	252,327	210,036	332,930	485,570

(1)	Units sold represent Net sales after consideration of returned mattresses and pillows and excludes units shipped to fulfill warranty claims and promotion activities.

Net sales. Net sales for the three months ended June 30, 2005 increased to $192.6 million from $151.6 million for the same period in 2004, an increase of $41.0 million, or 27%. This increase in Net sales was primarily attributable to an increase in mattress sales. Mattress sales in the second quarter of 2005 increased $37.5 million, or 40%, over the second quarter of 2004. Consolidated pillow sales decreased approximately 12% from the second quarter of 2004, primarily attributable to a decline in our International sales in Asia to certain Third Party distributors. The increase in Net sales was realized in all channels, except Third Party, with the largest growth in our Retail channel. For the three months ended June 30, 2005, our Retail channel increased to $143.7 million from $106.1 million for the same period in 2004, an increase of $37.6 million, or 35%. Our Direct and Healthcare channels increased 14% and 2%, respectively. Our Third Party channel declined by 1%.

Domestic. Domestic Net sales for the three months ended June 30, 2005 increased to $124.1 million from $91.7 million for the same period in 2004, an increase of $32.4 million, or 35%. Our Domestic Retail channel continues to be our largest channel, with $97.1 million in Net sales for the three months ended June 30, 2005. This is an increase of $28.6 million, or 42% over the prior year quarter. This increase is primarily a result of our strategy to expand distribution for our products into additional retail furniture stores. Our Direct and Third Party channels increased 17% and 29%, respectively. Domestic mattress sales in the second quarter of 2005 increased $26.1 million, or 40%, over the same period in 2004. In addition, pillow sales increased $1.6 million, or 15%.

International. International Net sales for the three months ended June 30, 2005 increased to $68.5 million from $59.9 million for the same period in 2004, an increase of $8.6 million, or 14%. Our largest channel in our International segment was our Retail channel, which increased $9.0 million, or 24%, for the three months ended June 30, 2005. In addition, our Healthcare channel increased $0.2 million, or 3%. Our Direct channel sales remained flat, while our Third party sales decreased 6%. International mattress sales in the second quarter of 2005 increased $11.4 million, or 40%, over the second quarter of 2004. Pillow sales for the second quarter of 2005 decreased $5.3 million, or 24%, as compared to the second quarter of 2004. The decrease in pillow sales and International Third Party channel sales is primarily due to the implementation of strategic changes in our International Third Party channel in Asia. We are taking steps to establish and grow our own subsidiary distribution in certain markets rather than sell through Third Party distributors.

Gross profit. Gross profit for the three months ended June 30, 2005 increased to $98.5 million from $80.8 million for the same period in 2004, an increase of $17.7 million, or 22%. Our margins are impacted by the relative rate of growth in our Retail channel. Sales in our Retail channel are generally at wholesale prices. The overall shift in our product mix to mattresses is also a factor because our mattresses generally carry lower margins than our pillows. We expect continued downward pressure on our margins as a result of the continued, rapid growth in our Retail channel and in mattress sales. In addition, due to our strong growth in the U.S., we began importing mattresses into the U.S. from Europe in the first quarter of 2005, utilizing the manufacturing capacity we added in Europe in 2004. We incur additional shipping costs to bring this inventory from Europe, and we expect this will continue until our new manufacturing facility in New Mexico comes on line, which we expect will occur in the second quarter of 2006. Our margins are also impacted by changes in our manufacturing capacity, which affects our utilization.

Cost of sales includes the cost of raw material purchases, manufacturing costs and distribution costs associated with the production and sale of products to our customers. The cost of delivering our products to customers is also included in Cost of sales. Cost of sales increased to $94.1 million for the three months ended June 30, 2005 as compared to $70.8 million for the three months ended June 30, 2004, an increase of $23.3 million, or 33%.

Domestic. Domestic Gross profit for the three months ended June 30, 2005 increased to $56.9 million from $44.9 million for the same period in 2004, an increase of $12.0 million, or 27%. The Gross profit margin in our Domestic segment was 46% and 49% for the three months ended June, 2005 and June, 2004, respectively. For the three months ended June 30, 2005, the Gross profit margin for our Domestic segment was impacted by the increase in our Retail channel sales and the increased freight costs of importing products from our Danish manufacturing facility. Our Domestic Cost of sales for the three months ended June 30, 2005 increased to $67.2 million from $46.8 million for the same period in 2004, an increase of $20.4 million, or 44%.

International. International Gross profit for the three months ended June 30, 2005 increased to $41.6 million from $35.9 million for the same period in 2004, an increase of $5.7 million, or 16%. The Gross profit margin in our International segment was 61% and 60% for the three months ended June 30, 2005 and June 30, 2004, respectively. For the three months ended June 30, 2005, the Gross profit margin for our International segment was impacted by product and geographic mix. Our International Cost of sales for the three months ended June 30, 2005 increased to $26.9 million from $24.0 million for the same period in 2004, an increase of $2.9 million, or 12%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel; other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials; and sales force compensation and customer service. We also include in Selling and marketing expenses our new product development costs, including market research and testing for new products. Selling and marketing expenses increased to $38.1 million for the three months ended June 30, 2005 as compared to $31.7 million for the three months ended June 30, 2004, an increase of $6.4 million, or 20%. The increase in Selling and marketing expenses was due to additional spending on advertising, sales compensation and point of purchase materials. Selling and marketing expenses as a percentage of Net sales decreased to 20% during the three months ended June 30, 2005 from 21% for the three months ended June 30, 2004. The decrease as a percentage of Net sales was primarily due to an increase in the Net sales of our Retail channel. Our Retail channel has lower selling expenses than our other channels.

General and administrative and other expenses. General and administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new product developments. General and administrative and other expenses decreased to $15.8 million for the three months ended June 30, 2005 as compared to $16.1 million for the months ended June 30, 2004, a decrease of $0.3 million, or 2%. While costs such as depreciation, salary expenses, and property and franchise taxes increased in connection with the continued growth of the Company, other costs such as stock-based compensation and compliance with Sarbanes-Oxley requirements decreased. General and administrative and other expenses as a percentage of Net sales was 8% and 10% for the three months ended June 30, 2005 and June 30, 2004, respectively. The decrease as a percentage of sales was due in part to the factors previously discussed, as well as to the increasing operating leverage from fixed administrative costs.

Certain options granted during the year prior to the initial public offering in 2003 have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. The Company had unearned stock-based compensation of $2.3 million, excluding restricted stock units, as of June 30, 2005. The Company recorded $0.7 million of compensation expense for the three months ended June 30, 2005, also excluding restricted stock units. The future amortization of these unearned stock-based compensation costs will be $1.0 million for the remainder of 2005, $1.1 million in 2006, and $.2 million in 2007.

In addition, the Company had unearned stock based compensation of $1.1 million related to restricted stock units as of June 30, 2005. The Company recorded compensation expense related to restricted stock units of $0.1 million for the three months ended June 30, 2005. The future amortization of unearned stock-based compensation costs related to this restricted stock will be $0.2 million for the remainder of 2005, $0.4 million in 2006, and $0.5 million in 2007.

Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $4.9 million for the three months ended June 30, 2005, as compared to $5.5 million for the three months ended June 30, 2004, a decrease of $0.6 million, or 11%. This decrease in interest expense is attributable to lower average debt levels in 2005 and capitalized interest costs of $0.5 million for the three months ended June 30, 2005 related to the construction of our new manufacturing facility.

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our domestic and foreign operations. Our effective income tax rates for the three months ended June 30, 2005 and for the three months ended June 30, 2004 differed from the federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain domestic and foreign net operating losses, and compensation expense associated with certain options granted prior to the initial public offering. Our effective tax rate for the three months ended June 30, 2005 was 38.1% as compared to 38.5% for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

The following table sets forth Net sales information, by channel, for the periods indicated:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2005	2004	2005	2004	2005	2004
Retail	$313.0	$210.8	$214.3	$136.0	$98.7	$74.8
Direct	54.7	47.8	47.6	40.4	7.1	7.4
Healthcare	23.4	22.2	5.6	5.4	17.8	16.8
Third Party	23.9	23.9	4.5	2.9	19.4	21.0

	$415.0	$304.7	$272.0	$184.7	$143.0	$120.0

Domestic	$272.0	$184.7
International	143.0	120.0

Total	$415.0	$304.7

A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2005	2004	2005	2004	2005	2004
Net sales:
Mattresses	$284.7	$186.4	$202.0	$129.7	$82.7	$56.7
Pillows	62.1	67.2	25.9	22.7	36.2	44.5
Other	68.2	51.1	44.1	32.3	24.1	18.8

	$415.0	$304.7	$272.0	$184.7	$143.0	$120.0

Units sold (1):
Mattresses	337,156	242,768	198,249	141,512	138,907	101,256
Pillows	1,215,518	1,399,705	510,459	462,653	705,058	937,052

(1)	Units sold represent Net sales after consideration of returned mattresses and pillows and excludes units shipped to fulfill warranty claims and promotion activities.

Net sales. Net sales for the six months ended June 30, 2005 increased to $415.0 million from $304.7 million for the same period in 2004, an increase of $110.3 million, or 36%. This increase in Net sales was primarily attributable to an increase in mattress sales. Mattress sales increased $98.3 million, or 53%, in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Consolidated pillow sales decreased approximately 8% from the six months ended June 30, 2004, which is primarily attributable to a decline in our International sales in Asia to certain Third Party distributors. The increase in Net sales was realized in all channels, except Third Party, with the largest growth in our Retail channel. For the six months ended June 30, 2005, our Retail channel increased to $313.0 million from $210.8 million for the same period in 2004, an increase of $102.2 million, or 48%. Our Direct and Healthcare channels increased 14% and 5%, respectively.

Domestic. Domestic Net sales for the six months ended June 30, 2005 increased to $272.0 million from $184.7 million for the same period in 2004, an increase of $87.3 million, or 47%. Our Domestic Retail channel continues to be our largest channel, with $214.3 million in Net sales for the six months ended June 30, 2005. This is an increase of $78.3 million, or 58% over the prior year. This increase is primarily a result of our strategy to expand distribution for our products into additional retail furniture stores. Our Direct, Healthcare, and Third Party channels increased 18%, 4% and 55%, respectively. Domestic mattress sales in the six months ended June 30, 2005 increased $72.3 million, or 56%, over the same period in 2004. In addition, pillow sales increased $3.2 million, or 14%.

International. International Net sales for the six months ended June 30, 2005 increased to $143.0 million from $120.0 million for the same period in 2004, an increase of $23.0 million, or 19%. Our largest channel in our International segment was our Retail channel, which increased $23.9 million, or 32%, for the six months ended June 30, 2005. In addition, our Healthcare channel increased $1.0 million, or 6%. Our Direct and Third Party channels decreased 4% and 8%, respectively. International mattress sales increased $26.0 million, or 46%, for the six months ended June 30, 2005. Pillow sales decreased $8.3 million, or 19%, as compared to the six months ended June 30, 2004. The decrease in pillow sales and International Third Party channel sales in Asia is primarily due to the implementation of strategic changes in our International Third Party channel. We are taking steps to establish and grow our own subsidiary distribution in certain markets rather than sell through Third Party distributors.

Gross profit. Gross profit for the six months ended June 30, 2005 increased to $212.8 million from $162.2 million for the same period in 2004, an increase of $50.6 million, or 31%. Our margins are impacted by the relative rate of growth in our Retail channel. Sales in our Retail channel are generally at wholesale prices. The overall shift in our product mix to mattresses is also a factor because our mattresses generally carry lower margins than our pillows. We expect continued downward pressure on our margins as a result of the continued rapid growth in our Retail channel and in mattress sales. In addition, due to our strong growth in the U.S., we began importing mattresses into the U.S. from Europe in the first quarter of 2005, utilizing the manufacturing capacity we added in Europe in 2004. We incur additional shipping costs to bring this inventory from Europe, and we expect this will continue as necessary until our new manufacturing facility in New Mexico comes on line, which we expect will occur in the second quarter of 2006. Our margins are also impacted by changes in our manufacturing capacity, which affects our utilization. Cost of sales increased to $202.2 million for the six months ended June 30, 2005 as compared to $142.5 million for the six months ended June 30, 2004, an increase of $59.7 million, or 42%.

Domestic. Domestic Gross profit for the six months ended June 30, 2005 increased to $126.9 million from $91.4 million for the same period in 2004, an increase of $35.5 million, or 39%. The Gross profit margin in our Domestic segment was 47% and 49% for the six months ended June, 2005 and June 30, 2004, respectively. For the six months ended June 30, 2005, the Gross profit margin for the Domestic segment was impacted by the increase in our Retail channel sales and the increased freight costs of importing products from our Danish manufacturing facility. Our Domestic Cost of sales for the six months ended June 30, 2005 increased to $145.1 million from $93.3 million for the same period in 2004, an increase of $51.8 million, or 56%.

International. International Gross profit for the six months ended June 30, 2005 increased to $85.9 million from $70.8 million for the same period in 2004, an increase of $15.1 million, or 21%. The Gross profit margin in our International segment was 60% and 59% for the six months ended June 30, 2005 and June 30, 2004, respectively. For the six months ended June 30, 2005, the Gross profit margin for the International segment was impacted by product and geographic mix. Our International Cost of sales for the six months ended June 30, 2005 increased to $57.1 million from $49.2 million for the same period in 2004, an increase of $7.9 million, or 16%.

Selling and marketing expenses. Selling and marketing expenses increased to $83.1 million for the six months ended June 30, 2005, as compared to $66.6 million for the six months ended June 30, 2004, an increase of $16.5 million, or 25%. The increase in Selling and marketing expenses was due to additional spending on advertising, sales compensation and point of purchase materials. Selling and marketing expenses as a percentage of Net sales decreased to 20% during the six months ended June 30, 2005 from 22% for the six months ended June 30, 2004. The decrease as a percentage of Net sales was primarily due to an increase in the Net sales of our Retail channel. Our Retail channel has lower selling expenses than our other channels.

General and administrative and other expenses. General and administrative and other expenses increased to $35.7 million for the six months ended June 30, 2005 as compared to $32.1 million for the six months ended June 30, 2004, an increase of $3.6 million, or 11%. This increase was attributable to higher depreciation costs, salary expenses, and property and franchise taxes, all of which are associated with the continued growth of the

Company. General and administrative and other expenses as a percentage of Net sales was 8% and 10% for the six months ended June 30, 2005 and June 30, 2004, respectively. The decrease as a percentage of sales was due to increased operating leverage from fixed administrative costs. Additionally, the costs of complying with Sarbanes-Oxley requirements were substantially less than the prior year, when we were incurring the costs of first year compliance.

The Company recorded $1.4 million of compensation expense for the six months ended June 30, 2005, excluding restricted stock units. The Company recorded compensation expense related to restricted stock units of $0.2 million for the six months ended June 30, 2005.

Interest expense, net. Interest expense, net decreased to $10.2 million for the six months ended June 30, 2005, as compared to $11.6 million for the six months ended June 30, 2004, a decrease of $1.4 million, or 12%. This decrease in interest expense is attributable to lower average debt levels in 2005 and capitalized interest costs of $0.7 million for the six months ended June 30, 2005 related to the construction of our new manufacturing facility.

Loss on debt extinguishment. Loss on debt extinguishment for the six months ended June 30, 2005 was $0.7 million and relates to the write-off of deferred financing fees associated with the European Term A Loan, which was prepaid on March 31, 2005. Loss on debt extinguishment for the six months ended June 30, 2004 was $5.4 million and relates to the Company’s redemption in January 2004 of $52.5 million aggregate principal amount of the outstanding Senior Subordinated Notes.

Income tax provision. Our effective income tax rates for six months ended June 30, 2005 and for the six months ended June 30, 2004 differed from the federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain domestic and foreign net operating losses, and compensation expense associated with certain options granted prior to the initial public offering. Our effective tax rate for the six months ended June 30, 2005 was 38.1% as compared to 38.5 % for the six months ended June 30, 2004.

Liquidity and Capital Resources

Liquidity

At June 30, 2005, we had working capital of $101.3 million including cash and cash equivalents of $28.2 million as compared to working capital of $114.7 million including $28.4 million in Cash and cash equivalents as of December 31, 2004. The $13.4 million decrease in working capital was driven by two partially offsetting factors. Our inventory balance has increased $15.4 million, from December 31, 2004 to June 30, 2005; and our current debt has increased $29.4 million, from December 31, 2004 to June 30, 2005.

The Company is managing inventory levels in the U.S. to help meet the increasing demand for our products. In 2004, capacity was increased at both the U.S. and European manufacturing facilities and is now being utilized to meet current demand. In order to meet anticipated future demands, the Company also commenced construction of our third manufacturing facility in September 2004, located in Albuquerque, New Mexico. The new facility is expected to be completed in the second quarter of 2006. Our expected capital expenditures related to this facility are approximately $90.0 million, and the Company has borrowed $35.0 million through June 30, 2005 under an unsecured short-term revolving note facility to help finance the construction. Management expects to refinance the short-term borrowings under a long-term financing arrangement in the third quarter of 2005. The new facility will allow us to meet the demands for our products primarily in the western U.S., as well as Canada, Mexico and South America.

While debt levels are increasing in the U.S. to accommodate the liquidity demands of constructing the new manufacturing facility, cash is accumulating in the International segment of our operations. Since December 31,

2004, the Company has used the increasing cash levels to repay $31.5 million of USD and EUR denominated European Term A loans under our Senior Credit Facility. As cash levels continue to build internationally, the Company is evaluating the possibility of repatriating undistributed earnings from its foreign subsidiaries under the American Jobs Creation Act of 2004 and expects to complete its evaluation in the third quarter of 2005. While no conclusions have been reached and any final decision is dependent upon further analysis and approval by the Company’s Board of Directors, management currently believes that the Company may repatriate undistributed foreign earnings of up to $175.0 million. The related income tax expense of such a repatriation is estimated to be up to $5.4 million.

Our principal sources of funds are cash flows from operations and borrowings under our Senior Credit Facility. Our principal uses of funds consist of capital expenditures and payments of principal and interest on our outstanding debt facilities. Capital expenditures totaled $48.7 million for six months ended June 30, 2005, including $0.7 million in capitalized interest costs, and $13.8 million for the six months ended June 30, 2004. We currently expect capital expenditures for the remainder of 2005 to be approximately $43.1 million, including approximately $30.9 million associated with the construction of our Albuquerque manufacturing facility.

Our cash flow from operations increased to $49.1 million for the six months ended June 30, 2005 as compared to $29.7 million for the six months ended June 30, 2004. The increase in operating cash flows was primarily related to the increase in our net income and changes in certain operating assets and liabilities. Net income for the six months ended June 30, 2005 increased by $22.9 million compared to the six months ended June 30, 2004. Due to the limited capacity in our U.S. manufacturing operations and the longer lead time required to import our products from Europe, we increased our inventory levels $18.1 million for the six months ended June 30, 2005, compared to a decrease of $2.9 million for the six months ended June 30, 2004. In addition, as our Retail channel grows we continue to experience increases in our Accounts receivable because this is largely a credit-based sales channel. During the first six months of 2005, Accounts receivable increased $9.1 million compared to an increase of $17.6 for the six months ended June 30, 2004. Other operating assets and liabilities provided $8.0 million of working capital for the six months ended June 30, 2005, compared to a use of $3.8 million for the six months ended June 30, 2004, mainly due to the timing of certain income tax payments. Together, these result in $19.4 million of increased operating cash flows for the six months ended June 30, 2005 compared to the prior year.

Net cash used in investing activities increased to $49.7 million for the six months ended June 30, 2005 as compared to $13.7 million for the six months ended June 30, 2004, an increase of $36.0 million. Investing activities in the six months ended June 30, 2005 consisted primarily of $42.5 million related to the construction of our Albuquerque manufacturing facility.

Cash flow provided by financing activities was $5.4 million for the six months ended June 30, 2005 as compared to cash flow used by financing activities of $4.7 million for the six months ended June 30, 2004, representing an increase in cash flow provided of $10.1 million. This increase is due primarily to borrowings under an unsecured short-term revolving note facility of $35.0 million. These borrowings were offset by prepayments on March 31, 2005 of $16.9 million on the USD denominated and $12.3 million on the EUR denominated European Term A loans.

At June 30, 2005, Tempur-Pedic International had $40.0 million of long-term Revolving and Working Capital Loan Commitments under the Senior Credit Facility, which was comprised of a $20.0 million U.S. Revolving Loan Commitment; a $15.0 million European Revolving Loan Commitment; and a $5.0 million European Working Capital Loan Commitment, collectively referred to as Revolving Loan Commitments. The U.S. and European Revolving Loan Commitments provide for the issuance of letters of credit which, when issued, constitute usage and reduces availability under the Revolving Loan Commitments. The aggregate amount of letters of credit outstanding at June 30, 2005 under the U.S. Revolving Loan Commitment and the European Revolving Loan Commitment was approximately $.1 million and $2.7 million, respectively. After giving effect to letters of credit and $18.0 million in borrowings under the U.S. Revolving Loan Commitment, total availability at June 30, 2005 was $19.2 million, of which $5.0 million was available under the European Working Capital Loan Commitment; $12.3 million under the European Revolving Credit Facility, and $1.9 million under the U.S. Revolving Credit Facility.

Under the Senior Credit Facility, total term loans outstanding as of June 30, 2005 were $140.5 million. In addition to the amounts outstanding under the Senior Credit Facility, at June 30, 2005, we had $35.0 million in borrowings outstanding under a $40.0 million short-term unsecured revolving note facility with a bank. Borrowings under this facility have been used to finance the construction of our third manufacturing facility in Albuquerque. This unsecured revolving facility was amended and restated on August 4, 2005 to increase the total borrowing availability to $50.0 million and to extend the maturity to December 2, 2005.

Impact of Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs” (SFAS 151), which is an amendment of ARB 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. In accordance with this standard, the Company adopted SFAS 151 on June 30, 2005. It did not have a material impact on the Consolidated Financial Statements.

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

Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. Our premium mattresses compete with a number of different types of mattress alternatives, including standard innerspring mattresses, viscoelastic mattresses, foam mattresses, waterbeds, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs.

Our largest competitors have significant financial, marketing and manufacturing resources and strong brand name recognition, and sell their products through broad and well established distribution channels. Additionally, we believe that a number of our significant competitors now offer mattress products claimed to be similar to our viscoelastic mattresses and pillows. These competitors or other mattress manufacturers may aggressively pursue the viscoelastic mattress market. Any such competition by established manufacturers or new entrants into the market could have a material, adverse effect on our business, financial condition and operating results by causing our products to lose market share. In addition, should any of our competitors reduce prices on premium mattress products, we may be required to implement price reductions in order to remain competitive, which could significantly impair our liquidity and profitability. The pillow industry is characterized by a large number of competitors, none of which is dominant, but many of which have greater resources than us and greater brand recognition than our brand.

We may be unable to effectively manage our growth, which could reduce our liquidity and profitability.

We have grown rapidly, with our Net sales increasing from approximately $221.5 million in 2001 to approximately $684.9 million for the year ended December 31, 2004, and to $415.0 million for the six months ended June 30, 2005. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. Our growth may strain these resources to the point where they are no longer adequate to support our operations, which would require us to make significant expenditures in these areas. In addition, demand for our products may grow at a rate faster than anticipated, which may result in our inability to produce mattresses and pillows in the quantity demanded. To manage growth effectively, we must:

•	continue to significantly increase the volume of products manufactured at our manufacturing facilities in time to meet the anticipated demand for our products;

•	continue to enhance our operational, financial and management systems, including our database management, tracking of inquiries, inventory control and product distribution network; and to manage our growing base of retailers, including ensuring compliance with distributor agreements and maintaining adequate credit controls; and

•	expand, train and manage our human resources.

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

Our business focuses on mattresses and pillows made with our viscoelastic material, and we are vulnerable to shifting consumer tastes and demands. Our growth and future success will depend, in part, upon our ability to enhance our existing products and to develop and market new products on a timely basis that respond to customer needs and achieve market acceptance. We may not be successful in developing or marketing enhanced or new products and such products may not be accepted by the market.

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

Part of our Domestic marketing and advertising strategy in certain Domestic channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the three and six months ended June 30, 2005, in the U.S. we had approximately $8.2 million and $17.7 million in returns for a return rate of approximately 7% and 6% of our Net sales in the U.S, respectively. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited 20-year warranty on mattresses sold in the U.S. and a limited 15-year warranty on mattresses sold outside of the U.S. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing. If our warranty reserves are not adequate to cover future warranty claims, their inadequacy could have a materially adverse effect on our liquidity and profitability.

We are subject to risks from our international operations, such as increased costs and the potential absence of intellectual property protection, which could impair our ability to compete and our profitability.

We currently conduct international operations in 14 countries directly and in 46 additional countries through distributors, and we may pursue additional international opportunities. We generated approximately 36% and 34% of our Net sales from non-U.S. operations during the three and six months ended June 30, 2005, respectively. International suppliers provided a significant portion of our manufacturing material during this period. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, the potential unavailability of intellectual property protection and labor issues.

We are subject to the possible loss of our third party distributor arrangements and disruption in product distribution in markets outside the range of our wholly-owned subsidiaries, which would reduce our sales and profitability.

We have third party distributor arrangements in the Asia/Pacific, Middle East, Eastern Europe, Central and South America, and Canada and Mexico markets that are currently outside the range of our wholly-owned subsidiaries. Most of these arrangements provide for exclusive rights for such distributors in a designated territory. If our third party distributors cease distributing our products, sales of our products may be adversely affected because we may not be able to find replacement third party distributors or negotiate arrangements with such replacement third party distributors that are as favorable to us. In addition, under the laws of the applicable countries, we may have difficulty terminating these third party distributor arrangements if we choose to do so. We are currently taking steps to establish and grow our own subsidiary distribution in certain markets rather than sell through third party distributors, and our sales in these markets could be adversely impacted by this transition to a different distribution model.

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

We rely on trade secrets to protect the design, technology and function of our viscoelastic material and our products. To date, we have not sought U.S. or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing viscoelastic material and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on aspects of our manufacturing processes. However, the principal product formula and manufacturing processes for our viscoelastic material and our products are not patented. We own 11 U.S. patents, and we have 12 U.S. patent applications pending. Further, we own approximately 40 foreign patents, and we have approximately 25 foreign patent applications pending. In addition, we hold approximately 392 trademark registrations and applications worldwide. We own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

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

Our top five customers, collectively, accounted for 11% and 10% of our Net sales for the three and six months ended June 30, 2005, respectively. Our largest customer accounted for 3.5% of our Net sales during the three and six months ended June 30, 2005. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could reduce our liquidity and profitability.

In the future, retailers may consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell our products to them on favorable terms, if at all. Our loss of significant customers would impair our sales and profitability and have a material, adverse effect on our business, financial condition and results of operations.

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

We currently obtain all of the materials used to produce our viscoelastic material from outside sources. We currently acquire almost all of our polyol from two suppliers with multiple manufacturing facilities. If we were unable to obtain polyol from these suppliers, we would have to find replacement suppliers. Any substitute arrangements for polyol might not be on terms as favorable to us. In addition, we purchase proprietary additives from a number of vendors. We may not be able to prevent an interruption of production if any supplier were to discontinue supplying us for any reason. We maintain relatively small supplies of our raw materials on-site, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales, or could cause an increase in our cost of sales, and either of these results could decrease our liquidity and profitability. In addition, we outsource much of the sewing and cutting of our mattress and pillow covers to Poland and the Ukraine. If we were no longer able to outsource this labor, we could source it elsewhere at a higher cost. To the extent we are unable to pass those higher costs to our customers; those costs could reduce our gross profit margin, which could result in a decrease in our liquidity and profitability.

We may be adversely affected by fluctuations in exchange rates, which could affect our results of operations, the costs of our products and our ability to sell our products in foreign markets.

Approximately 36% and 34% of our Net sales were received or denominated in foreign currency for the three and six months ended June 30, 2005, respectively. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic subsidiaries and their customers and suppliers, as well as between the Tempur-Pedic subsidiaries themselves. The hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We do not enter into hedging transactions to hedge this risk. Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Our outlook assumes no significant changes in currency values from current rates. Should currency rates change sharply, our results could be negatively impacted. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

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

As of June 30, 2005, we had approximately 1,400 full-time employees, with approximately 600 in the U.S., 300 in Denmark and 500 in the rest of the world. The employees in Denmark are under a government labor union contract, but those in the U.S. are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our Net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

The loss of the services of any members of our senior management team could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

We depend on the continued services of our senior management team. The loss of such key personnel could have a material, adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. We do not maintain key-person insurance for members of our senior management team other than Robert B. Trussell, Jr. We may have difficulty replacing members of our senior management team who leave and, therefore, the loss of the services of any of these individuals could harm our business.

Our leverage limits our flexibility and increases our risk of default.

As of June 30, 2005, we had $257.6 million in Long-term debt outstanding. In addition, as of June 30, 2005, our Stockholders’ Equity was $254.6 million. Our high degree of leverage could have important consequences to our investors, such as:

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete and increasing our vulnerability to general, adverse economic and industry conditions;

•	limiting our ability to obtain in the future additional financing we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements;

•	requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, which will reduce the availability of cash flow to fund working capital, capital expenditures, product development, acquisitions and other corporate requirements; and

•	placing us at a competitive disadvantage compared to competitors who are less leveraged and have greater financial and other resources.

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

We are subject to interest rate risk in connection with our issuance of variable rate debt under our Senior Credit Facility and unsecured short-term revolving note facility. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $1.9 million for each 1% increase in interest rates until IBOR reaches 5%. After IBOR reaches 5% our annual interest expense on the unhedged portion of our floating rate indebtedness would increase by $1.3 million for each 1% increase in interest rates. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” under Part I of this report.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of August 1, 2005, there were 98,997,392 shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock held by our executive officers, directors, principal stockholders, and some related parties. As previously disclosed in Current Reports on Form 8-K filed on March 22, 2005 and April 27, 2005, our two largest stockholders made partial distributions to their investors of a total of 11.0 million shares of our common stock in March 2005, and one of these stockholders made an additional distribution to its investors of 7.0 million shares in April 2005. Additionally, one of these stockholders sold 5.3 million shares in June 2005. These stockholders may choose to make additional distributions or sales of our common stock in the future.

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

As of June 30, 2005, our executive officers, directors, current principal stockholders, and their respective affiliates beneficially own, in the aggregate, approximately 32% of our outstanding common stock on a fully diluted basis, after giving effect to the weighted average vesting of all unvested options. These stockholders, as a group, are able to control substantially all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

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

Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. Our outlook assumes no significant changes in currency values from current rates. Should currency rates change sharply, our results could be negatively impacted. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at June 30, 2005, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. Dollar, is approximately $2.9 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying Assets and Liabilities that are being protected by the foreign currency forward contracts.

We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

We are exposed to changes in interest rates. All of our indebtedness under our Senior Credit Facility and unsecured short-term revolving note facility is variable-rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On June 30, 2005, we had variable-rate debt of approximately $193.5 million. Holding other variables constant including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $1.9 million. We are required under the terms of our Senior Credit Facility to have at least $60.0 million of our total indebtedness subject to either a fixed interest rate or interest rate protection through March 31, 2006.

In January 2003, we paid premiums to purchase two three-year interest rate caps for the purpose of protecting $60.0 million of the existing variable-rate debt outstanding, at any given time, against LIBOR rates rising above 5%. Under the terms of the interest rate caps, we paid premiums to receive payments based on the difference between 3-month LIBOR and 5% during any period in which the 3-month LIBOR rate exceeds 5%. The interest rate caps settle on the last day of March, June, September and December until expiration, on March 31, 2006.

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

The fair value carrying amount of these instruments at June 30, 2005 and December 31, 2004 are presented below:

($ in millions)	June 30, 2005	December 31, 2004
Foreign exchange receivable	$—	$0.5
Foreign exchange payable	(0.8)	—

Total	$(0.8)	$0.5

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a materially adverse effect on our business, financial condition, liquidity or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a) On August 4, 2005, Tempur Production USA, Inc. (“Tempur Production”), a subsidiary of Tempur-Pedic International Inc., entered into a Second Amended and Renewed Revolving Promissory Note (the “Amended Note”) with Fifth Third Bank to provide a $50.0 million revolving line of credit. The Amended Note represents an amendment and renewal of the Amended and Renewed Revolving Promissory Note, dated April 1, 2005, in the maximum principal amount of $40.0 million. Tempur Production entered into the Amended Note in order to increase the maximum principal amount available for borrowing to $50.0 million and to extend the maturity date to December 2, 2005.

The Amended Note is unsecured, has a maturity date of December 2, 2005, and is guaranteed on an unsecured basis by Tempur-Pedic, Inc., another subsidiary of Tempur-Pedic International. The Amended Note will accrue interest at a rate equal to the prime rate minus one-half of one percent. Interest is payable monthly and the principal balance matures on December 2, 2005.

Upon occurrence of an event of default the interest rate on the entire principal balance and all matured interest installments outstanding shall automatically increase by two percent (2%) per annum and shall continue at that rate until the event of default is cured. Fifth Third Bank has the right to accelerate the payment of the Amended Note upon the occurrence of an event of default. The Amended Note specifies that the following are events of default: (i) Tempur Production’s failure to pay any installment of principal or interest within 3 business days of its due date, (ii) the breach of any representation or warranty made by Tempur Production in the Amended Note, (iii) the breach of any covenant in the Amended Note which is not cured within 30 days of Tempur Production receiving notice of the breach, (iv) Tempur Production’s failure to pay its other indebtedness having a principal amount in excess of $5.0 million, (v) Tempur Production’s insolvency or commencement of bankruptcy proceedings, (vi) the failure to pay any judgments or decrees against Tempur Production in excess of $5.0 million for a period of 30 days, (vii) the Amended Note and its associated documents becoming invalid, (viii) a reportable event that would permit Tempur Production’s employee benefit plan to be terminated, or (ix) the termination, dissolution or liquidation of Tempur Production.

The Amended Note contains certain negative and affirmative covenants and requirements affecting Tempur Production. Subject to certain important exceptions and qualifications set forth in the Amended Note, these covenants limit the ability of Tempur Production to (i) liquidate, merge or consolidate into another entity, (ii) sell assets of Tempur Production, (iii) change the name or state of organization of Tempur Production, (iv) effect any material change in Tempur Production’s capital structure or allow a change in ownership of more that 10% of its outstanding stock, (v) create or authorize additional securities of Tempur Production, (vi) enter into transactions with affiliates, or (vii) become subject to any law, regulation or list of any governmental agency that prevents Fifth Third Bank from making an extension of credit to Tempur Production. These covenants also require Tempur Production to maintain its corporate existence, pay all liabilities and taxes, maintain proper books in accordance with GAAP, comply with the Amended Note and its associated documents, operate its business in substantially the same manner, and cure any defects in the Amended Note upon the request of Fifth Third Bank.

Tempur Production intends to the use the proceeds from the Amended Note as bridge financing pending the completion of other long term financing for Tempur-Pedic International’s new manufacturing plant in Albuquerque, New Mexico.

(b) Not applicable.

ITEM 6.	EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: August 8, 2005	By:	/s/ DALE E. WILLIAMS
Dale E. Williams Senior Vice President, Chief Financial Officer, Secretary and Treasurer