Form 10-Q
period 2005-09-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2005-11-08
CIK 1206264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2005 was 97,382,240 shares.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, repatriation of certain funds pursuant to the American Jobs Creation Act of 2004, the adoption of Statement of Financial Accounting Standards 123R, the industrial revenue bond financing for our New Mexico facility, the Company’s intention to repurchase shares of its common stock from time to time under its share repurchase program, the putative securities class action lawsuits recently filed, the effects of recent tax legislation in Kentucky, the rollout and market acceptance of new products, plans to increase sales and reduce costs, the impact of increases in raw materials costs, the construction of our new manufacturing facility in New Mexico, and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

When used in this report, except as specifically noted otherwise, the terms “Tempur-Pedic International” and the “Company” refer to Tempur-Pedic International Inc. only, and the terms “we,” “our,” “ours” and “us” refer to Tempur-Pedic International Inc. and its consolidated subsidiaries.

FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net sales	$206,095	$181,737	$621,089	$486,460
Cost of sales	103,577	85,657	305,793	228,228

Gross profit	102,518	96,080	315,296	258,232
Selling and marketing expenses	41,590	34,911	124,708	101,519
General and administrative expenses	17,483	17,683	51,849	48,974
Research and development expenses	627	651	1,944	1,381

Operating income	42,818	42,835	136,795	106,358

Other income (expense), net:
Interest expense, net	(5,079)	(6,220)	(15,306)	(17,865)
Loss on extinguishment of debt	—	—	(717)	(5,381)
Other income (expense), net	(160)	(175)	167	21

Total other expense	(5,239)	(6,395)	(15,856)	(23,225)

Income before income taxes	37,579	36,440	120,939	83,133
Income tax provision	20,211	14,029	51,971	32,006

Net income	$17,368	$22,411	$68,968	$51,127

Earnings per share:
Basic	$0.18	$.23	$0.70	$.52

Diluted	$0.17	$.22	$0.67	$.50

Weighted average shares outstanding:
Basic	99,090	97,763	98,770	97,601

Diluted	103,346	103,036	103,171	102,933

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$52,401	$28,368
Accounts receivable, net	116,408	93,804
Inventories	87,159	66,162
Prepaid expenses and other current assets	9,982	12,523
Income taxes receivable	—	4,136
Deferred income taxes	9,140	8,853

Total current assets	275,090	213,846

Property, plant and equipment, net	182,851	138,457
Goodwill	201,234	200,810
Other intangible assets, net	74,418	76,122
Deferred financing and other non-current assets, net	8,960	10,388

Total assets	$742,553	$639,623

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$38,193	$34,771
Accrued expenses and other	56,694	55,600
Income taxes payable	23,540	—
Current portion of long-term debt	3,178	8,758

Total current liabilities	121,605	99,129

Long-term debt	304,136	280,913
Deferred income taxes	43,149	43,771
Other non-current liabilities	1,823	2,189

Total liabilities	470,713	426,002

Commitments and contingencies—see Note 8

Stockholders’ Equity:
Common stock—$.01 par value; 300,000 shares authorized; 99,204 and 98,194 shares issued and outstanding, respectively	992	982
Additional paid in capital	255,328	253,134
Deferred stock compensation—net of amortization of $11,741 and $9,429, respectively	(2,767)	(5,079)
Retained earnings (deficit)	16,345	(52,623)
Accumulated other comprehensive income	1,942	17,207

Total stockholders’ equity	271,840	213,621

Total liabilities and stockholders’ equity	$742,553	$639,623

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,968	$51,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,815	16,938
Amortization of deferred financing costs	1,804	2,432
Loss on extinguishment of debt	717	—
Stock based compensation amortization	2,312	4,256
Allowance for doubtful accounts	2,286	2,992
Deferred income taxes	(909)	2,202
Foreign currency adjustments	606	53
Loss on sale of equipment and other	574	367
Changes in operating assets and liabilities:
Accounts receivable	(30,477)	(35,709)
Inventories	(23,917)	4,232
Prepaid expenses and other current assets	1,569	(1,267)
Accounts payable	6,275	3,842
Accrued expenses and other	2,078	3,146
Income taxes	28,375	1,118

Net cash provided by operating activities	79,076	55,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and other intellectual property	(1,520)	—
Purchases of property, plant and equipment	(68,139)	(23,014)
Proceeds from sale of equipment	327	77

Net cash used by investing activities	(69,332)	(22,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term Revolving Credit Facility	73,500	33,511
Repayments of long-term Revolving Credit Facility	(22,000)	(35,670)
Repayments of term loans	(33,492)	(25,506)
Repayments of Senior Subordinated Notes	—	(52,500)
Payments of deferred financing costs	(250)	(2,361)
Cash held in trust for repayment of Senior Subordinated Notes	—	60,243
Proceeds from issuance of common stock	2,204	797

Net cash provided (used) by financing activities	19,962	(21,486)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,673)	(362)

Increase in cash and cash equivalents	24,033	10,944

CASH AND CASH EQUIVALENTS, beginning of period	28,368	14,230

CASH AND CASH EQUIVALENTS, end of period	$52,401	$25,174

Supplemental cash flow information:
Cash paid during the period for:
Interest	$17,337	$20,897
Income taxes, net of refunds	24,478	24,411

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business—Tempur-Pedic International Inc. and subsidiaries (Tempur-Pedic International or the Company) is a U.S.-based, multinational corporation incorporated in Delaware. The Company manufactures, markets, and sells advanced viscoelastic products including pillows, mattresses, and other related products. The Company manufactures essentially all of its products at two manufacturing facilities, with one located in Denmark and one in the U.S. The Company has sales and distribution companies operating in the U.S., Europe, and Asia Pacific. In addition, the Company has third party distributor arrangements in certain other countries where it does not have distribution companies. The Company sells its products in 60 countries and extends credit based on the creditworthiness of its customers.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

(h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consisted of the following:

	September 30, 2005	December 31, 2004
Finished goods	$64,959	$42,848
Work-in-process	6,715	8,086
Raw materials and supplies	15,485	15,228

	$87,159	$66,162

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

(j) Goodwill and Other Intangible Assets—The Company follows SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. The Company performs an annual impairment test on all existing goodwill in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2004 on all existing goodwill and no impairment existed as of December 31, 2004. If facts and circumstances lead the Company’s management to believe that one of the Company’s other intangible assets may be impaired, the Company will evaluate the extent to which the related cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary.

The following table summarizes information relating to the Company’s Other intangible assets:

		September 30, 2005			December 31, 2004
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000

Amortized intangible assets:
Technology	10	$16,000	$4,667	$11,333	$16,000	$3,467	$12,533
Patents	5-20	5,734	2,959	2,775	5,048	2,172	2,876
Customer database	5	4,200	2,450	1,750	4,200	1,820	2,380
Foam formula	10	3,700	1,079	2,621	3,700	802	2,898
Non-competition agreements and other	5	2,891	1,952	939	2,325	1,890	435

Total		$87,525	$13,107	$74,418	$86,273	$10,151	$76,122

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Amortization expense relating to Other intangible assets was $996 and $976 for the three months ended September 30, 2005 and September 30, 2004, respectively. For the nine months ended September 30, 2005 and September 30, 2004, amortization expense relating to Other intangible assets was $2,956 and $3,218, respectively.

The changes in the carrying amount of Goodwill for the nine months ended September 30, 2005 are as follows:

Balance as of December 31, 2004	$200,810
Foreign currency translation adjustments and other	424

Balance as of September 30, 2005	$201,234

In addition, Goodwill has been allocated to the Domestic and International segments as follows:

	September 30, 2005	December 31, 2004
Domestic	$89,971	$87,627
International	111,263	113,183

	$201,234	$200,810

(k) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales returns. Tempur-Pedic International allows product returns up to 120 days following a sale. Accrued sales returns are included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

Tempur-Pedic International had the following activity for sales returns from December 31, 2004 to September 30, 2005:

Balance as of December 31, 2004	$6,562
Amounts accrued	32,272
Returns charged to accrual	(32,162)

Balance as of September 30, 2005	$6,672

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

Tempur-Pedic International had the following activity for warranties from December 31, 2004 to September 30, 2005:

Balance as of December 31, 2004	$3,749
Amounts accrued	3,972
Warranties charged to accrual	(4,767)

Balance as of September 30, 2005	$2,954

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

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

(n) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews the adequacy of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowance for doubtful accounts was $5,875 and $5,508 as of September 30, 2005 and December 31, 2004, respectively. Deposits made by customers are recorded as a liability and recognized as a sale when product is shipped. Tempur-Pedic International had $183 and $301 of deferred revenue included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004, respectively.

Tempur-Pedic International reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling were approximately $5,606 and $6,299 for the three months ended September 30, 2005 and September 30, 2004, respectively. Amounts included in Net sales for shipping and handling were approximately $18,262 and $17,248 for the nine months ended September 30, 2005 and September 30, 2004, respectively. Amounts included in Cost of sales for shipping and handling were approximately $18,295 and $15,279 for the three months ended September 30, 2005 and September 30, 2004, respectively. Amounts included in Cost of sales for shipping and handling were approximately $57,578 and $42,396 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

(o) Advertising Costs—Tempur-Pedic International expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program. Advertising costs charged to expense were approximately $23,630 and $18,369 for the three months ended September 30, 2005 and September 30, 2004, respectively. For the nine months ended September 30, 2005 and September 30, 2004, advertising costs charged to expense were approximately $69,913 and $51,884, respectively. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets were approximately $5,124 and $6,228 as of September 30, 2005 and December 31, 2004, respectively.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Pro forma information in accordance with SFAS 123 is as follows for Tempur-Pedic International:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as Reported	$17,368	$22,411	$68,968	$51,127

Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	621	1,266	2,188	4,256

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(1,718)	(2,146)	(5,427)	(6,859)

Pro forma Net income	$16,271	$21,531	$65,729	$48,524

Earnings per share:
Basic as reported	$0.18	$0.23	$0.70	$0.52

Diluted as reported	$0.17	$0.22	$0.67	$0.50

Basic—Pro forma Net income	$0.16	$0.22	$0.67	$0.50

Diluted—Pro forma Net income	$0.16	$0.21	$0.64	$0.47

Certain options granted during the year prior to the initial public offering in 2003 have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. The Company had unearned stock-based compensation of $1,781, excluding restricted stock units, as of September 30, 2005. The Company recorded $553 of compensation expense for the three months ended September 30, 2005 and $1,983 for the nine months ended September 30, 2005, also excluding restricted stock units. The future amortization of these unearned stock-based compensation costs will be $462 for the remainder of 2005, $1,105 in 2006, and $214 in 2007.

In addition, the Company had unearned stock based compensation of $986 related to restricted stock units as of September 30, 2005. The Company recorded compensation expense related to restricted stock units of $110 for the three months ended September 30, 2005 and $328 for the nine months ended September 30, 2005. The future amortization of unearned stock-based compensation costs related to this restricted stock will be $110 for the remainder of 2005, $438 in 2006, and $438 in 2007.

(2) New Accounting Standards

FASB Staff Position (FSP) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2), provides guidance under SFAS 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Creation Act) on income tax expense and deferred tax liabilities. The Jobs Creation Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. During the three months ended September 30, 2005, the Company completed the initial phase of its analysis of the Jobs Creation Act. In October 2005, the Company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan to repatriate $115,000. Subject to obtaining a favorable foreign tax ruling,

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

the Company may repatriate up to an additional $55,000 in the fourth quarter of 2005, for a total $170,000 repatriation plan. Proceeds from the repatriation will be reinvested in the Company’s U.S. operations consistent with the objectives of the Jobs Creation Act. See further discussion of the Jobs Creation Act in Note 9.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. On April 14, 2005, the SEC announced it would permit most registrants additional time to implement this statement. The SEC will allow registrants to implement this statement at the beginning of their next fiscal year. In accordance with this revised standard, the Company plans to adopt SFAS 123R on January 1, 2006, and is currently evaluating the impact it will have on the Consolidated Financial Statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs” (SFAS 151), which is an amendment of ARB 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. In accordance with this standard, the Company adopted SFAS 151 on June 30, 2005. It did not have a material impact on the Condensed Consolidated Financial Statements.

(3) Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	September 30, 2005	December 31, 2004
Land and buildings	$67,331	$71,606
Machinery and equipment	91,837	92,262
Construction in progress	73,440	12,330

	232,608	176,198
Total accumulated depreciation	(49,757)	(37,741)

	$182,851	$138,457

Construction in progress includes $1,420 of capitalized interest related to the construction of the Albuquerque, New Mexico manufacturing facility as of September 30, 2005.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

(4) Financing Arrangements

(a) Long-term Debt—Long-term debt for Tempur-Pedic International consisted of the following:

	September 30, 2005	December 31, 2004
Senior Credit Facility:
U.S. Term Loan A payable to a lender, interest at Index Rate or IBOR plus applicable margin (7.00% and 4.81% at September 30, 2005 and December 31, 2004, respectively), principal payments due quarterly through September 30, 2008 with a final payment on November 1, 2008	$7,776	$8,966
U.S. Term Loan B payable to a lender, interest at Index Rate or IBOR plus applicable margin (7.25% and 4.81% at September 30, 2005 and December 31, 2004, respectively), principal payments due quarterly through September 30, 2009	131,962	132,975
European Term Loan A (USD Denominated) payable to a lender, interest at IBOR plus margin (4.81% at December 31, 2004); balance paid in full on March 31, 2005	—	17,642
European Term Loan A (EUR Denominated) payable to a lender, interest at IBOR plus margin (4.43% at December 31, 2004); balance paid in full on March 31, 2005	—	13,577
U.S. Long-Term Revolving Credit Facility payable to a lender, interest at IBOR or Index Rate plus applicable margin (7.00% at September 30, 2005 and 4.75% at December, 31 2004), commitment through and due November 1, 2008	20,000	17,000
European Long-Term Revolving Credit Facility (including the European Working Capital Loan Commitment) payable to a lender, interest at IBOR or Index Rate plus applicable margin, commitment through and due November 1, 2008	—	—

Unsecured Revolving Credit Facility:
Revolving Credit Facility payable to a lender, interest at Prime less 50 basis points (6.25% at September 30, 2005)	48,500	—

Senior Subordinated Notes:
Senior Subordinated Notes payable to institutional investors, interest at 10.25%, due August 15, 2010	97,500	97,500

Other:
Mortgages payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest at 4.7% to 5.1%	1,576	2,011

	307,314	289,671
Less: Current portion	3,178	8,758

Long-term debt	$304,136	$280,913

(b) Senior Credit Facility—At September 30, 2005, Tempur-Pedic International had $60,000 of long-term Revolving and Working Capital Loan Commitments under the Senior Credit Facility, which was comprised of a $40,000 U.S. Revolving Loan Commitment; a $15,000 European Revolving Loan Commitment; and a $5,000 European Working Capital Loan Commitment. The Senior Credit Facility subjected Tempur-Pedic International Inc. and its subsidiaries to certain financial covenants, including: a minimum interest coverage ratio; a maximum leverage ratio, and a minimum fixed charge coverage ratio in each case as defined. The Company was in compliance with all covenants as of September 30, 2005.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

(c) Unsecured Revolving Credit Facility—At September 30, 2005, Tempur Production USA, Inc., a subsidiary of Tempur-Pedic International Inc., had an Unsecured Revolving Credit Facility of $50,000 with a bank which was guaranteed on an unsecured basis by a subsidiary of Tempur-Pedic International Inc. As of September 30, 2005, the facility had a maturity date of December 2, 2005. On October 18, 2005, the Company repaid this with proceeds from the Company’s new global senior credit facility. Accordingly, amounts outstanding under the Unsecured Revolving Credit Facility are reflected as long-term debt in the September 30, 2005 Condensed Consolidated Balance Sheet.

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

The Senior Subordinated Notes contain certain nonfinancial and financial covenants which include restrictions on: the declaration or payment of dividends and distributions; the payment, purchase, redemption, defeasance, acquisition or retirement of subordinated indebtedness; the granting of liens; the making of loans and the transfer of properties and assets; mergers; consolidations or sale of assets; the acquisition or creation of additional subsidiaries; and the sale and leaseback of assets. The Company was in compliance with all covenants as of September 30, 2005.

(e) Subsequent Event—New Senior Credit Facility—On October 18, 2005, Tempur-Pedic International Inc. entered into a credit agreement (the New Credit Agreement) with Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, Inc., and other banks. The Company used proceeds from the New Credit Agreement to pay off amounts outstanding under its prior Senior Credit Facility and Unsecured Revolving Credit Facility. The prior Senior Credit Facility was terminated upon repayment, and the Company recorded a one-time, non-cash write-off of $3,528 in the fourth quarter of 2005 related to deferred financing charges from its prior Senior Credit Facility.

The New Credit Agreement consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $340,000. The domestic credit facility is a five-year, $200,000 revolving credit facility. The foreign credit facilities consist of a $30,000 revolving credit facility and $110,000 delayed-draw term loan. The various credit facilities bear interest at a rate equal to the New Credit Agreement’s applicable margin, as determined in accordance with a performance pricing grid set forth in the New Credit Agreement, plus one of the following indexes: (i) LIBOR and (ii) for U.S. dollar-denominated loans only, a base rate (defined as the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus .50%). The New Credit Agreement is guaranteed by Tempur-Pedic International Inc. and two wholly owned subsidiaries, Tempur World, LLC and Tempur World Holdings, LLC. The maturity date of the New Credit Agreement is October 18, 2010. The New Credit Agreement contains certain financial covenants and

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

requirements affecting the Company and its subsidiaries, the most significant of which are a fixed charge coverage ratio requirement and a consolidated leverage ratio requirement.

On October 18, 2005, the Company repaid the amounts outstanding of $156,345 under the prior Senior Credit Facility and used the remaining availability of the $200,000 domestic revolving credit facility under the New Credit Agreement to repay $42,298 of the Unsecured Revolving Credit Facility. Dan-Foam ApS borrowed $85,000 under the foreign term loan component of the New Credit Agreement and used $30,000 of cash on hand to fund the $115,000 repatriation of foreign earnings under the American Jobs Creation Act of 2004. See Note 9 for further discussion of the American Jobs Creation Act of 2004.

(f) Subsequent Event—Industrial Revenue Bonds—On October 27, 2005, Tempur Production USA, Inc. (Tempur Production), a subsidiary of Tempur-Pedic International Inc., completed an industrial revenue bond financing for the construction and equipping of Tempur Production’s new manufacturing facility (the Project) located in Bernalillo County, New Mexico (Bernalillo County). Under the terms of the financing, Bernalillo County will issue up to $75,000 of Series 2005A Taxable Variable Rate Industrial Revenue Bonds (the Series A Bonds). The Series A Bonds will be marketed to third parties by a remarketing agent and secured by a letter of credit issued under the Company’s new U.S. revolver and purchased by qualified investors. The Series A Bonds have a final maturity date of September 1, 2030. The interest rate on the Series A Bonds is a weekly rate set by the remarketing agent, in its sole discretion, though the interest rate may not exceed the lesser of (i) the highest rate allowed under New Mexico law, or (ii) 12% per annum. On October 27, 2005, Tempur Production made an initial draw of $53,925 on the Series A Bonds. The Company used proceeds from the Series A Bonds to pay down the domestic revolving credit facility under the New Credit Agreement.

Bernalillo County will also issue up to $25,000 of Series 2005B Taxable Fixed Rate Industrial Revenue Bonds (the Series B Bonds, and collectively with the Series A Bonds, the Bonds). The Series B Bonds will be sold to Tempur World LLC, will not be secured by the letter of credit described above, and will be held by Tempur World, LLC representing the Company’s equity in the Project. The Series B Bonds have a final maturity date of September 1, 2035. The interest rate on the Series B Bonds is fixed at 7.75%. On October 27, 2005, Tempur Production made an initial draw of $17,975, which was transferred to and used by Tempur World LLC to purchase the Series B Bonds as discussed above.

On October 27, 2005, Tempur Production transferred its interest in the Project to Bernalillo County, and Bernalillo County leased the Project back to Tempur Production on a long-term basis with the right to repurchase the Project for one dollar when the Bonds are retired. Pursuant to the lease agreement, Tempur Production will pay rent to Bernalillo County in an amount sufficient to pay debt service on the Bonds and certain fees and expenses. The Bonds are not general obligations of Bernalillo County, but are special, limited obligations payable solely from bond proceeds, rent paid by Tempur Production under the lease agreement, and other revenues. The substance of the transaction is such that Bernalillo County issued the Bonds on behalf of Tempur Production. Therefore, the Company recorded a net long-term debt of $53,925 in its consolidated balance sheet on the date of the transaction.

(5) Stockholders’ Equity

(a) Capital Stock—Tempur-Pedic International Inc.’s authorized shares of capital stock are 300,000 shares of common stock and 10,000 shares of preferred stock. Subject to preferences that may be applicable to any outstanding preferred stock, holders of the common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution, or winding up, the holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

(b) Subsequent Event—Share Repurchase Program—On October 18, 2005, the Tempur-Pedic International Inc.’s Board of Directors authorized the repurchase of up to $80,000 of the common stock. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate. The Company will not purchase shares from insiders. The timing and actual number of shares repurchased will depend on a variety of factors including price, financing and regulatory requirements and other market conditions. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. This share repurchase program may be limited, suspended or terminated at any time without prior notice. The Company expects to fund these share repurchases from borrowings under the New Credit Agreement and funds from operations.

(6) Stock based Compensation

(a) 2002 Option Plan—On November 1, 2002, Tempur-Pedic International Inc. adopted the 2002 Option Plan to provide for grants of options to purchase shares of Class B-1 common stock to employees and directors of the Company. Options granted under the 2002 Option Plan which qualify as incentive stock options, as defined by the Internal Revenue Code of 1986, as amended (the Code), must have an exercise price of not less than the fair market value of the Class B-1 common stock at the date of grant. The determination of the exercise price was made by the Board of Directors. Options granted under the 2002 Option Plan provided for vesting terms as determined by the Board of Directors at the time of grant. Options can be exercised up to ten years from the grant date and up to five years from the date of grant for any stockholders who own 10% or more of the total combined voting power of all shares of stock. Tempur-Pedic International Inc. currently anticipates there will be no additional options issued under this plan.

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

(c) Tempur-Pedic International 2003 Employee Stock Purchase Plan—The 2003 Employee Stock Purchase Plan (2003 ESPP) permits eligible employees to purchase up to certain limits as defined in the 2003 ESPP of Tempur-Pedic International Inc.’s common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the price per share of the common stock either at the beginning or the end of each nine-month offering period, whichever is less. The Compensation Committee of the Board of Directors administers the 2003 ESPP. The Board of Directors may amend or terminate the 2003 ESPP. The 2003 ESPP complies with the requirements of Section 423 of the Code. Tempur-Pedic International Inc. may issue a maximum of 500 shares of its common stock under the 2003 ESPP.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

(7) Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$17,368	$22,411	$68,968	$51,127
Other comprehensive income, net of tax:
Financial instruments accounted for as hedges	1	(6)	26	(110)
Foreign currency translation	(1,314)	1,078	(15,291)	(967)

Comprehensive income	$16,055	$23,483	$53,703	$50,050

(8) Commitments and Contingencies

(a) Securities Litigation—Starting on or about October 7, 2005, several purported class actions were filed against Tempur-Pedic International Inc. and four of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) on behalf of shareholders who purchased Tempur-Pedic International Inc.’s stock between April 22, 2005 and September 19, 2005 (the Securities Law Complaints). The Securities Law Complaints assert claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Securities Law Complaints allege that certain of the Company’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. The principal allegation set forth in the Securities Law Complaints is that the Company did not disclose the impact of competition on its prospects. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. The Company strongly believes that the lawsuits lack merit, and the Company intends to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the lawsuits at this time, and the Company can give no assurance that these lawsuits will not have a material adverse affect on the Company’s financial position or results of operations.

The Company is also party to various other legal proceedings generally incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that adverse determinations in any or all of such proceedings will have a materially adverse effect upon the financial condition, liquidity or results of operations of the Company.

(b) Purchase Commitments—As of September 30, 2005, the Company had outstanding commitments of approximately $21,300 for capital expenditures related to the construction of the manufacturing facility in Albuquerque, New Mexico.

(9) Income Taxes

(a) American Jobs Creation Act of 2004—Repatriation of Foreign Earnings—On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Jobs Creation Act), which provides a temporary elective 85% dividends received deduction for cash dividends paid by foreign subsidiaries to their U.S. corporate shareholder in either 2004 or 2005. During the three months ended September 30, 2005, the Company completed the initial phase of its analysis of the Jobs Creation Act. In October 2005, the Company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan to repatriate $115,000 in foreign earnings during 2005. On October 19, 2005, the Company repatriated the $115,000 planned dividend. Subject to obtaining

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

a favorable foreign tax ruling, the Company may repatriate up to an additional $55,000 in the fourth quarter of 2005, for a total $170,000 repatriation plan. Proceeds from the repatriation will be reinvested in the Company’s U.S. operations consistent with the objectives of the Jobs Creation Act.

(b) Provision for Income Taxes—The Company recognized tax expense of $6,491 in the three months ended September 30, 2005, or $0.06 per fully diluted share, related to the Jobs Creation Act. This tax expense consists of federal taxes of $7,591, state taxes, net of federal benefits, of $228, and a net tax benefit of $1,328 related to the utilization of foreign tax credits, and reflects the impact of previously taxed Subpart F and Section 956 income and resulting foreign exchange gain on actual distribution. Subject to obtaining a favorable foreign tax ruling, the Company may repatriate up to an additional $55,000 in the fourth quarter of 2005, however no additional taxes will be provided due to the utilization of otherwise excess foreign tax credits.

The Company’s effective tax rates for the three months and nine months ended September 30, 2005 were 53.8% and 43.0%, respectively, including the $6,491 tax expense related to the repatriation under the provisions of the Jobs Creation Act. In addition to the one-time charge related to the repatriation, other reconciling items between the federal statutory income tax rate of 35.0% and the effective tax rates for the periods include state income taxes, differences in U.S. statutory rates and foreign tax rates, foreign income currently taxable in the U.S., compensation expense associated with certain options granted prior to the initial public offering, and certain other permanent differences.

Excluding the impact of the transactions and adjustments described above, the Company’s effective tax rates would have been 36.5% and 37.6% for the three months and nine months ended September 30, 2005, respectively. The effective tax rate was 38.5% for both the three and nine months ended September 30, 2004.

At September 30, 2005, Tempur-Pedic International had remaining undistributed earnings of $8,047 from its foreign subsidiaries determined under U.S. tax principles as of November 1, 2002 related to the period prior to the acquisition of Tempur World Inc. by Tempur-Pedic International Inc, translated into U.S. dollars at the applicable exchange rate on September 30, 2005. All pre-acquisition earnings of $60,810 related to Dan Foam ApS were distributed as part of the $115,000 repatriation plan under the Jobs Creation Act. The remaining balance of $8,047 relates to other foreign subsidiaries. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $8,047 of undistributed earnings, as these earnings are considered indefinitely reinvested.

In addition, Tempur-Pedic International had remaining undistributed earnings from its foreign subsidiaries determined under U.S. generally accepted accounting principles for the period November 1, 2002 through September 30, 2005 of $116,181. As part of the $115,000 repatriation plan under the Jobs Creation Act, $54,190 of post-acquisition earnings of Dan Foam ApS, translated at the September 30, 2005 exchange rate, were distributed. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $116,181 of undistributed earnings, as these earnings are considered indefinitely reinvested.

During the first quarter of 2005, the State of Kentucky enacted House Bill 272 (HB 272). HB 272 extensively reformed Kentucky’s tax code and it may impact the Company as the corporate headquarters are located in Kentucky. The Company is currently evaluating the effects of HB 272 and requested a ruling regarding the Company’s ability to elect a consolidated filing status from the Kentucky Department of Revenue in the third quarter of 2005. The Company expects a ruling in the fourth quarter.

(10) Major Customers

The top five customers for both the three months ended September 30, 2005 and September 30, 2004 accounted for approximately 13% of the Company’s Net sales. These top five customers also accounted for

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

approximately 21% and 15% of accounts receivable as of September 30, 2005 and September 30, 2004, respectively. For the nine months ended September 30, 2005 and September 30, 2004, the top five customers accounted for approximately 11% and 13% of the Company’s Net sales, respectively. These same customers also accounted for approximately 19% and 15% of accounts receivable as of September 30, 2005 and September 30, 2004, respectively. The loss of one or more of these customers could negatively impact the Company. The composition of our top five customers varies between the periods ended September 30, 2005 and September 30, 2004.

(11) Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$17,368	$22,411	$68,968	$51,127

Denominator:
Denominator for basic earnings per share—weighted average shares	99,090	97,763	98,770	97,601
Effect of dilutive securities:
Employee stock options	4,256	5,273	4,401	5,332

Denominator for diluted earnings per share—adjusted weighted average shares	103,346	103,036	103,171	102,933

Basic earnings per share	$0.18	$0.23	$0.70	$0.52

Diluted earnings per share	$0.17	$0.22	$0.67	$0.50

(12) Business Segment Information

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

The following table summarizes Total assets by segment:

	September 30, 2005	December 31, 2004
Total assets:
Corporate	$563,393	$393,202
Domestic	555,254	439,845
International	352,303	345,040
Intercompany eliminations	(728,397)	(538,464)

	$742,553	$639,623

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

The following tables summarize other segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales from external customers:
Corporate	$—	$—	$—	$—
Domestic	132,323	119,559	404,307	304,256
International	73,772	62,178	216,782	182,204

	$206,095	$181,737	$621,089	$486,460

Inter-segment sales:
Corporate	$—	$—	$—	$—
Domestic	—	—	—	—
International	14,323	(4,091)	38,237	(12,463)
Intercompany eliminations	(14,323)	4,091	(38.237)	12,463

	$—	$—	$—	$—

Operating income/(loss):
Corporate	$(3,761)	$(4,785)	$(11,463)	$(13,432)
Domestic	23,223	32,231	83,849	73,591
International	23,356	15,389	64,409	46,199

	$42,818	$42,835	$136,795	$106,358

Depreciation and amortization (excluding stock-based compensation amortization):
Corporate	$116	$130	$329	$640
Domestic	3,031	2,668	8,783	7,165
International	3,078	3,164	9,703	9,133

	$6,225	$5,962	$18,815	$16,938

The following table sets forth Net sales by significant product group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Mattresses	$139,162	$119,754	$424,042	$306,109
Pillows	30,950	33,036	92,860	100,282
All other	35,983	28,947	104,187	80,069

	$206,095	$181,737	$621,089	$486,460

During the course of normal operations, the Domestic segment purchases inventory from the Danish manufacturing facility. These purchases are included in the International segment as Intercompany sales. The Intercompany profits on these sales are eliminated from the International segment when the manufacturing profit in ending finished goods inventory is eliminated during the consolidation of the Company’s results. These manufacturing profits were $1,524 and $937 for the three months ended September 30, 2005 and September 30, 2004, respectively, and $4,963 and $2,736 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

(13) Condensed Consolidating Interim Financial Information

The Issuers issued $150,000 aggregate principal amount of Senior Subordinated Notes in 2003. The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally, and jointly and severally, guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International, and two intermediate parent corporations (referred to as the Combined Guarantor Parents) and all of Tempur-Pedic International’s current and future domestic subsidiaries (referred to collectively as the Combined Guarantor Subsidiaries), other than the Issuers. The Issuers and subsidiary guarantors are indirectly 100% owned subsidiaries of the Combined Guarantor Parents and the subsidiary guarantors are 100% owned subsidiaries of the Issuers. The foreign subsidiaries (referred to as Combined Non-Guarantor Subsidiaries) represent the foreign operations of the Company and will not guarantee this debt. The following financial information presents Condensed Consolidating Balance Sheets, Statements of Income, and Statements of Cash Flows for the Combined Guarantor Parents, Issuers and their Subsidiary Guarantors and Combined Non-Guarantor Subsidiaries. During 2004, one of the Issuers established a new legal entity (Tempur-Pedic Retail, Inc.). Accordingly, Tempur-Pedic Retail, Inc. has been reflected as a Combined Guarantor Subsidiary.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,576	$—	$129,746	$88,096	$(14,323)	$206,095
Cost of goods sold	37	1,300	(290)	74,979	41,874	(14,323)	103,577

Gross profit	(37)	1,276	290	54,767	46,222	—	102,518
Operating expenses	1,166	4,807	2,848	28,013	22,866	—	59,700

Operating income (loss)	(1,203)	(3,531)	(2,558)	26,754	23,356	—	42,818
Interest income (expense), net	(5)	(4,133)	(1,114)	15	158	—	(5,079)
Other income (loss)	1	25,955	12	(25,954)	(174)	—	(160)
Income taxes	—	6,537	6,852	63	6,759	—	20,211

Net income (loss)	$(1,207)	$11,754	$(10,512)	$752	$16,581	$—	$17,368

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,206	$—	$117,353	$66,269	$(4,091)	$181,737
Cost of goods sold	—	1,138	(254)	58,781	30,083	(4,091)	85,657

Gross profit	—	1,068	254	58,572	36,186	—	96,080
Operating expenses	1,578	4,638	3,461	23,709	19,859	—	53,245

Operating income (loss)	(1,578)	(3,570)	(3,207)	34,863	16,327	—	42,835
Interest income (expense), net	—	(4,287)	(739)	—	(1,194)	—	(6,220)
Other income (loss)	—	13,029	(48)	(13,026)	(130)	—	(175)
Income taxes	—	7,677	(2,580)	3,235	5,697	—	14,029

Net income (loss)	$(1,578)	$(2,505)	$(1,414)	$18,602	$9,306	$—	$22,411

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$7,059	$—	$397,247	$255,020	$(38,237)	$621,089
Cost of goods sold	37	3,463	(883)	218,489	122,924	(38,237)	305,793

Gross profit	(37)	3,596	883	178,758	132,096	—	315,296
Operating expenses	3,909	13,877	8,400	84,628	67,687	—	178,501

Operating income (loss)	(3,946)	(10,281)	(7,517)	94,130	64,409	—	136,795
Interest income (expense), net	(5)	(11,873)	(3,170)	26	(284)	—	(15,306)
Loss on extinguishment of debt	—	—	—	—	(717)	—	(717)
Other income (loss)	16	75,390	359	(75,815)	217	—	167
Income taxes	—	23,109	5,418	3,449	19,995	—	51,971

Net income (loss)	$(3,935)	$30,127	$(15,746)	$14,892	$43,630	$—	$68,968

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$5,087	$—	$299,169	$194,667	$(12,463)	$486,460
Cost of goods sold	—	2,529	(654)	151,131	87,685	(12,463)	228,228

Gross profit	—	2,558	654	148,038	106,982	—	258,232
Operating expenses	5,204	12,996	8,882	66,745	58,047	—	151,874

Operating income (loss)	(5,204)	(10,438)	(8,228)	81,293	48,935	—	106,358
Interest income (expense), net	—	(13,440)	(1,933)	20	(2,512)	—	(17,865)
Loss on extinguishment of debt	—	(5,381)	—	—	—	—	(5,381)
Other income (loss)	—	44,175	38	(44,077)	(115)	—	21
Income taxes	—	16,883	(3,734)	2,988	15,869	—	32,006

Net income (loss)	$(5,204)	$(1,967)	$(6,389)	$34,248	$30,439	$—	$51,127

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Condensed Consolidating Balance Sheets

As of September 30, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$3,291	$133,871	$3,146	$60,756	$156,830	$(82,804)	$275,090
Property, plant and equipment, net	—	119,550	528	5,158	57,615	—	182,851
Other noncurrent assets	191,011	301,834	365,417	1,654	137,859	(713,163)	284,612

Total assets	$194,302	$555,255	$369,091	$67,568	$352,304	$(795,967)	$742,553

Current liabilities	$513	$(2,007)	$57,400	$85,168	$63,335	$(82,804)	$121,605

Noncurrent liabilities	—	547,006	198,636	50	151,152	(547,736)	349,108

Equity (deficit)	193,789	10,256	113,055	(17,650)	137,817	(165,427)	271,840

Total liabilities and equity (deficit)	$194,302	$555,255	$369,091	$67,568	$352,304	$(795,967)	$742,553

Condensed Consolidating Balance Sheets

As of December 31, 2004

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$3,470	$84,322	$13,569	$48,112	$133,162	$(68,789)	$213,846
Property, plant and equipment, net	—	63,538	613	4,235	70,071	—	138,457
Other noncurrent assets	108,538	291,986	267,011	891	141,808	(522,914)	287,320

Total assets	$112,008	$439,846	$281,193	$53,238	$345,041	$(591,703)	$639,623

Current liabilities	$1,046	$(24,047)	$50,767	$84,670	$55,482	$(68,789)	$99,129

Noncurrent liabilities	—	505,015	198,182	96	180,196	(556,616)	326,873

Equity (deficit)	110,962	(41,122)	32,244	(31,528)	109,363	33,702	213,621

Total liabilities and equity (deficit)	$112,008	$439,846	$281,193	$53,238	$345,041	$(591,703)	$639,623

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(3,935)	$30,127	$(15,746)	$14,892	$43,630	$—	$68,968
Non-cash expenses	2,296	11,120	826	1,001	10,962	—	26,205
Changes in working capital	(1,479)	(26,242)	15,451	(14,325)	10,498	—	(16,097)

Net cash (used in) / provided by operating activities	(3,118)	15,005	531	1,568	65,090	—	79,076
Net cash used for investing activities	—	(61,808)	(1,585)	(1,655)	(4,284)	—	(69,332)
Net cash provided by / (used in) financing activities	2,221	48,551	475	—	(31,285)	—	19,962
Effect on exchange rate changes on cash	—	—	—	—	(5,673)	—	(5,673)

Net (decrease) increase in cash and cash equivalents	(897)	1,748	(579)	(87)	23,848	—	24,033

Cash and cash equivalents at beginning of period	970	551	607	219	26,021	—	28,368

Cash and cash equivalents at end of period	$73	$2,299	$28	$132	$49,869	$—	$52,401

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2004

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(5,204)	$(1,967)	$(6,389)	$34,248	$30,439	$—	$51,127
Non-cash expenses	4,256	9,037	794	2,651	12,502	—	29,240
Changes in working capital	(4,500)	(19,915)	6,580	(32,879)	26,076	—	(24,638)

Net cash (used in) / provided by operating activities	(5,448)	(12,845)	985	4,020	69,017	—	55,729
Net cash used for investing activities	—	(5,371)	(500)	(4,062)	(13,004)	—	(22,937)
Net cash provided by / (used in) financing activities	797	20,837	(1,950)	—	(41,170)	—	(21,486)
Effect on exchange rate changes on cash	—	—	—	—	(362)	—	(362)

Net (decrease) increase in cash and cash equivalents	(4,651)	2,621	(1,465)	(42)	14,481	—	10,944

Cash and cash equivalents at beginning of period	4,756	931	1,545	—	6,998	—	14,230

Cash and cash equivalents at end of period	$105	$3,552	$80	$(42)	$21,479	$—	$25,174

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

Strategy and Outlook

Our long-term goal is to become the world’s largest bedding company. In order to achieve this goal, we expect to continue to pursue certain key strategies in 2005:

•	We currently intend to maintain our focus primarily on premium mattresses and pillows and to regularly introduce new products. In September 2005, we launched a new pillow collection exclusively for the Japanese market, the same market where we unveiled a new futon product in January 2005. We launched our Scandinavian Bed Collection throughout Europe, which was previously only available in the Nordic markets. Over the past year in the U.S, we have also launched ‘The EuroBed by Tempur-Pedic™’, ‘The OriginalBed by Tempur-Pedic™.’, and ‘The BodyPillow by Tempur-Pedic™’.

•	We plan to continue to invest in increasing our global brand awareness through targeted marketing and advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	We plan to continue to extend our presence in furniture and bedding retail stores in both the U.S. and internationally.

•	We plan to continue to invest in our operating infrastructure to meet the requirements of our rapidly growing business, including increases in our manufacturing capacity and our research and development capacity.

Factors That May Affect Future Performance

Managing Rapid Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $684.9 million for 2004, and to $621.1 million for the nine months ended September 30, 2005. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhanced operating and financial infrastructure and systems, and continued expansion of the human resources in our operations. Our expenditures for advertising and other marketing-related activities are made as advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

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

Our largest competitors have significant financial, marketing and manufacturing resources and strong brand name recognition. They sell their products through broad and well established distribution channels. Additionally, a number of our significant competitors now offer mattress products claimed to be similar to our viscoelastic mattresses and pillows. We are susceptible to competition from lower priced product offerings. However, we provide strong channel profits to our retailers and distributors, which, when coupled with our strong consumer brand, we believe should continue to provide an attractive business model for our retailers and discourage them from carrying competing, lower-priced products.

Significant Growth Opportunities—As of September 30, 2005, our products were offered in approximately 5,100 furniture and bedding stores and 1,500 specialty stores domestically, and approximately 3,840 stores internationally. For the three months ended September 30, 2005, we added a net of approximately 270 stores in the U.S. and approximately 190 stores internationally to our Retail channel. For the nine months ended September 30, 2005, we added a net of approximately 1,000 stores in the U.S. and approximately 540 stores internationally to our Retail channel. In addition, we have a significant installed pillow base in our Asia market that we believe creates an opportunity to develop a successful mattress market. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

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

Financial Leverage—As of September 30, 2005, we had $304.1 million of Long-term debt outstanding, and our Stockholders’ Equity was $271.8 million. Higher financial leverage makes us more vulnerable to general adverse, competitive, economic and industry conditions. We believe that operating margins combined with the inherent operating leverage in the business will enable us to continue de-leveraging the business in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations to enable us to continue to de-leverage the business or that future borrowings will be available under our new global senior credit facility (the New Credit Agreement), or otherwise.

Exchange Rates—As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic subsidiaries and their customers and suppliers, as well as between the Tempur-Pedic subsidiaries themselves. These hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

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

Warranties—Cost of sales includes estimated costs to service warranty claims of our customers. Our estimate is based on our historical claims experience and extensive product testing that we perform from time to time. We provide a 20-year warranty for U.S. sales and a 15-year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. Our estimate of warranty claims could be adversely affected if our historical experience ultimately proves to be greater than the performance of the product in our product testing. We also provide 2-year to 3-year warranties on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Our estimated obligation for warranty claims as of September 30, 2005 was $3.0 million. As of December 31, 2004, our estimated obligation for warranty claims was $3.7 million.

Impairment of Goodwill, Intangibles and Long-Lived Assets—Goodwill reflected in our Condensed Consolidated Balance Sheets consists of the purchase price from the acquisition of Tempur World, Inc. in November 2002 (the Tempur Acquisition) in excess of the estimated fair values of identifiable net assets as of the date of the Tempur Acquisition. Intangibles consist of tradenames for various brands under which our products are sold. Other intangibles include our customer database for our direct channel, process technology and the formulation of our viscoelastic, pressure-relieving material.

We follow Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. We perform an annual impairment test on all existing goodwill in the fourth quarter of each year. We performed the annual impairment test in the fourth quarter of 2004 on all existing goodwill and no impairment existed as of December 31, 2004. If facts and circumstances lead our management to believe that one of our other intangible assets may be impaired, we will evaluate the extent to which the related cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary. Although we believe our estimates and judgments are reasonable, different assumptions and judgments could result in different impairment, if any, of some or all of our recorded Goodwill and indefinite-lived intangibles of $275.7 million as of September 30, 2005 and $276.9 million as of December 31, 2004.

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

We recognize Deferred tax assets in our Condensed Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. In accordance with SFAS 109, a valuation allowance is recorded against these deferred tax assets to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in future periods. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of tax loss carryforwards, both domestic and foreign, and the expiration dates of tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances.

American Jobs Creation Act of 2004—On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Jobs Creation Act), which provides a temporary elective 85% dividends received deduction for cash dividends paid by foreign subsidiaries to their U.S. corporate shareholder in either 2004 or 2005. We account for the cash dividends from foreign subsidiaries in accordance with FASB Staff Position (FSP) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Creation Act on income tax expense and deferred tax liabilities. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. See Note 9 in the Notes to Condensed Consolidated Financial Statements for further discussion of the Jobs Creation Act.

Stock-Based Compensation—We currently account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation.” In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. On April 14, 2005, the SEC announced it would permit most registrants additional time to implement this statement. The SEC will allow registrants to implement this statement at the beginning of their next fiscal year. In accordance with this revised standard, we plan to adopt SFAS 123R on January 1, 2006 and are currently evaluating the impact it will have on the Consolidated Financial Statements.

Results of Operations

The following table sets forth the various components of our Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except earnings per share)	2005	2004	2005	2004
Net sales	$206.1	$181.7	$621.1	$486.5
Cost of sales	103.6	85.6	305.8	228.3

Gross profit	102.5	96.1	315.3	258.2
Selling and marketing expenses	41.6	34.9	124.7	101.5
General and administrative and other	18.1	18.4	53.8	50.3

Operating income	42.8	42.8	136.8	106.4
Interest expense, net	(5.1)	(6.2)	(15.3)	(17.9)
Loss on extinguishment of debt	—	—	(0.7)	(5.4)
Other income (expense), net	(0.1)	(0.2)	0.1	—

Income before income taxes	37.6	36.4	120.9	83.1
Income tax provision	20.2	14.0	51.9	32.0

Net income	$17.4	$22.4	$69.0	$51.1

Earnings per share:
Basic	$0.18	$0.23	$0.70	$0.52

Diluted	$0.17	$0.22	$0.67	$0.50

Weighted average shares outstanding:
Basic	99.1	97.8	98.8	97.6

Diluted	103.3	103.0	103.2	102.9

The following table sets forth the various components of our Condensed Consolidated Statements of Income, expressed as a percentage of Net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Cost of sales	50	47	49	47

Gross profit	50	53	51	53
Selling expenses	20	19	20	21
General and administrative and other	9	10	9	10

Operating income	21	24	22	22
Interest expense, net	(3)	(4)	(3)	(4)
Loss on extinguishment of debt	—	—	—	(1)
Other income/(expense), net	—	—	—	—

Income before income taxes	18	20	19	17
Income tax provision	10	8	8	6

Net income	8%	12%	11%	11%

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

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

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2005	2004	2005	2004	2005	2004
Retail	$159.4	$133.4	$106.9	$93.3	$52.5	$40.1
Direct	23.7	24.8	20.1	21.3	3.6	3.5
Healthcare	10.7	11.4	2.7	2.8	8.0	8.6
Third Party	12.3	12.1	2.6	2.2	9.7	9.9

	$206.1	$181.7	$132.3	$119.6	$73.8	$62.1

Domestic	$132.3	$119.6
International	73.8	62.1

Total	$206.1	$181.7

A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2005	2004	2005	2004	2005	2004
Net sales:
Mattresses	$139.3	$119.8	$96.5	$85.4	$42.8	$34.4
Pillows	30.8	33.0	12.9	14.1	17.9	18.9
Other	36.0	28.9	22.9	20.1	13.1	8.8

	$206.1	$181.7	$132.3	$119.6	$73.8	$62.1

Units sold (1):
Mattresses	171,939	150,029	95,725	91,860	76,214	58,169
Pillows	650,934	712,603	277,262	288,316	373,672	424,287

(1)	Units sold represent Net sales after consideration of returned mattresses and pillows and excludes units shipped to fulfill warranty claims and promotion activities.

Net sales. Net sales for the three months ended September 30, 2005 increased to $206.1 million from $181.7 million for the same period in 2004, an increase of $24.4 million, or 13%. This increase in Net sales was primarily attributable to an increase in mattress sales in our Retail channel. Mattress sales in the third quarter of 2005 increased $19.5 million, or 16%, over the third quarter of 2004. For the three months ended September 30, 2005, our Retail channel increased to $159.4 million from $133.4 million for the same period in 2004, an increase of $26.0 million, or 19%. Our Third Party channel increased by 2%, which was driven primarily by an increase in our Domestic segment. Consolidated pillow sales decreased approximately $2.2 million from the third quarter of 2004, primarily attributable to a decline in our International sales in Asia to certain Third Party distributors. Our Direct and Healthcare channels declined 4% and 6%, respectively.

Domestic. Domestic Net sales for the three months ended September 30, 2005 increased to $132.3 million from $119.6 million for the same period in 2004, an increase of $12.7 million, or 11%. Our Domestic Retail channel continues to be our largest channel, with $106.9 million in Net sales for the three months ended

September 30, 2005. This is an increase of $13.6 million, or 15% over the prior year quarter. This increase is primarily a result of our strategy to expand distribution for our products into additional retail furniture stores. Our Third Party channel increased 18% due to the continued growth in our existing Third Party distributors. Our Direct channel decreased 6%, primarily due to the timing of promotional activities in the third quarter of 2004 as compared to 2005. Domestic mattress sales in the third quarter of 2005 increased $11.1 million, or 13%, over the same period in 2004. In addition, pillow sales decreased $1.2 million, or 9%. Pillow sales were positively impacted in the same quarter of 2004 by the launch of a new pillow line with one of our largest Retail channel customers. We intend to launch a new pillow line with this same retailer in the fourth quarter of 2005.

The retail environment softened in the third quarter of 2005 as a result of several macro-economic factors, and our net sales in the U.S. grew at a slower rate in the third quarter of 2005 than we had previously expected. These macro-economic factors include a significant drop in consumer confidence and changes in consumer purchasing patterns caused by, among other factors, Gulf Coast hurricanes and the resulting increase in gas prices. We believe that the U.S. mattress industry has been impacted generally by these factors.

International. International Net sales for the three months ended September 30, 2005 increased to $73.8 million from $62.1 million for the same period in 2004, an increase of $11.7 million, or 19%. The largest channel in our International segment continues to be our Retail channel, which increased $12.4 million, or 31%, for the three months ended September 30, 2005. The growth in Retail sales is due to the addition of new stores and successful new product launches in the third quarter. Our Direct channel sales increased 3% due to the timing of promotional activities. Our Third party sales decreased 2%, primarily due to the implementation of strategic changes in our International Third Party channel in Asia. We are taking steps to establish and grow our own subsidiary distribution in certain markets rather than sell through Third Party distributors. In addition, our Healthcare channel decreased $0.6 million, or 7%, resulting primarily from changes in government reimbursement rates in several European countries. International mattress sales in the third quarter of 2005 increased $8.4 million, or 24%, over the third quarter of 2004. Pillow sales for the third quarter of 2005 decreased $1.0 million, or 5%, as compared to the third quarter of 2004. The decrease in pillow sales is primarily related to the changes we are implementing in our Third Party channel.

Gross profit. Gross profit for the three months ended September 30, 2005 increased to $102.5 million from $96.1 million for the same period in 2004, an increase of $6.4 million, or 7%. Our margins are impacted by the relative rate of growth in our Retail channel. Sales in our Retail channel are generally at wholesale prices. The overall shift in our product mix to mattresses is also a factor because our mattresses generally carry lower margins than our pillows. We expect continued downward pressure on our margins as a result of the continued, rapid growth in our Retail channel and in mattress sales. Our margins are also impacted by changes in our manufacturing capacity, which affects our utilization.

We began importing several mattress models from Europe in the first quarter of 2005, and during the three months ended September 30, 2005 we continued importing the EuroBed mattresses into the U.S. from our manufacturing facility in Denmark to build stock levels for our warehouse system. We incurred additional shipping costs to bring this inventory from Europe. As a result of net sales in the U.S. growing at a slower rate than expected in the third quarter, increased productivity at our U.S. manufacturing facility and the new capability to make EuroBed mattresses in our U.S. manufacturing facility, we do not expect to continue importing mattresses from Denmark. Accordingly, as part of our current production plan, we intend to reduce our inventory levels.

Increases in raw materials costs also reduced our margin. We currently believe there will continue to be cost pressures from the recent rise in chemical prices driven primarily by natural gas increases, and fuel surcharges for the transportation and delivery of our products. We are taking steps to mitigate the impact of price increases through productivity initiatives including reverse auctions on certain material purchases, purchasing leverage on consolidated global buying, and implementation of warehousing and shipping efficiencies.

Cost of sales includes the cost of raw material purchases, manufacturing costs and distribution costs associated with the production and sale of products to our customers. The cost of delivering our products to customers is also included in Cost of sales. Cost of sales increased to $103.6 million for the three months ended September 30, 2005 as compared to $85.6 million for the three months ended September 30, 2004, an increase of $18.0 million, or 21%.

Domestic. Domestic Gross profit for the three months ended September 30, 2005 decreased to $56.3 million from $59.9 million for the same period in 2004, a decrease of $3.6 million, or 6%. The Gross profit margin in our Domestic segment was 43% and 50% for the three months ended September, 2005 and September, 2004, respectively. For the three months ended September 30, 2005, the Gross profit margin for our Domestic segment was impacted by the increase in our Retail channel sales, the increased freight costs of importing products from our Danish manufacturing facility, and increases in raw materials costs. In addition, during the three months ended September 30, 2005, we simultaneously introduced the EuroBed and the OriginalBed and succeeded in placing these products with a large number of retailers. However, as part of this rollout process, we deeply discounted showroom floor models for retail accounts and this negatively impacted our gross profit margins. We expect to complete the majority of these rollouts in the fourth quarter. Our Domestic Cost of sales for the three months ended September 30, 2005 increased to $76.0 million from $59.7 million for the same period in 2004, an increase of $16.3 million, or 27%.

International. International Gross profit for the three months ended September 30, 2005 increased to $46.2 million from $36.2 million for the same period in 2004, an increase of $10 million, or 28%. The Gross profit margin in our International segment was 63% and 58% for the three months ended September 30, 2005 and September 30, 2004, respectively. For the three months ended September 30, 2005, the Gross profit margin for our International segment was impacted by product and geographic mix. Increased levels of production of the EuroBed to satisfy U.S. demand improved the level of manufacturing capacity utilization. Our International Cost of sales for the three months ended September 30, 2005 increased to $27.6 million from $25.9 million for the same period in 2004, an increase of $1.7 million, or 7%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel; other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials; and sales force compensation and customer service. We also include in Selling and marketing expenses our new product development costs, including market research and testing for new products. Selling and marketing expenses increased to $41.6 million for the three months ended September 30, 2005 as compared to $34.9 million for the three months ended September 30, 2004, an increase of $6.7 million, or 19%. The increase in Selling and marketing expenses was due to additional spending on advertising, sales compensation and point of purchase materials. Selling and marketing expenses as a percentage of Net sales remained flat for the three months ended September 30, 2005 compared to the same period of 2004, which was primarily attributable to slower than expected sales growth in the U.S.

General and administrative and other expenses. General and administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new product developments. General and administrative and other expenses decreased to $18.1 million for the three months ended September 30, 2005 as compared to $18.4 million for the three months ended September 30, 2004, a decrease of $0.3 million, or 2%. While costs such as depreciation, salary expenses and property and franchise taxes increased in connection with our continued growth, other costs such as stock-based compensation and compliance with Sarbanes-Oxley requirements decreased. General and administrative and other expenses as a percentage of Net sales was 9% and 10% for the three months ended September 30, 2005 and September 30, 2004, respectively. The decrease as a percentage of sales was due in part to the factors previously discussed, as well as the increasing operating leverage from fixed administrative costs.

Certain options granted during the year prior to the initial public offering in 2003 have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. We had unearned stock-based compensation of $1.8 million, excluding restricted stock units, as of September 30, 2005. We recorded $0.6 million of compensation expense for the three months ended September 30, 2005, also excluding restricted stock units. The future amortization of these unearned stock-based compensation costs will be $0.5 million for the remainder of 2005, $1.1 million in 2006, and $.2 million in 2007.

In addition, we had unearned stock based compensation of $1.0 million related to restricted stock units as of September 30, 2005. We recorded compensation expense related to restricted stock units of $0.1 million for the three months ended September 30, 2005. The future amortization of unearned stock-based compensation costs related to this restricted stock will be $0.1 million for the remainder of 2005, $0.4 million in 2006, and $0.5 million in 2007.

Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $5.1 million for the three months ended September 30, 2005, as compared to $6.2 million for the three months ended September 30, 2004, a decrease of $1.1 million, or 18%. This decrease in interest expense is attributable to lower average debt levels in 2005 and capitalized interest costs of $0.7 million for the three months ended September 30, 2005 related to the construction of our new manufacturing facility.

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our domestic and foreign operations. For the three months ended September 30, 2005, our Income tax provision also includes a one-time charge of $6.5 million related to the repatriation of foreign earnings under the provisions of the Jobs Creation Act. Our effective income tax rates for the three months ended September 30, 2005 and for the three months ended September 30, 2004 differed from the federal statutory rate principally because of the effect of the one-time charge for the repatriation, certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain domestic and foreign net operating losses, and compensation expense associated with certain options granted prior to the initial public offering.

Our effective tax rate for the three months ended September 30, 2005 was 53.8%. Excluding the impact of the transactions and adjustments described above, our effective tax rate would have been 36.5% for the three months ended September 30, 2005. For the same period in 2004, the effective tax rate was 38.5%.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

The following table sets forth Net sales information, by channel, for the periods indicated:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2005	2004	2005	2004	2005	2004
Retail	$472.4	$344.2	$321.2	$229.3	$151.2	$114.9
Direct	78.4	72.6	67.7	61.7	10.7	10.9
Healthcare	34.1	33.6	8.3	8.2	25.8	25.4
Third Party	36.2	36.1	7.1	5.1	29.1	31.0

	$621.1	$486.5	$404.3	$304.3	$216.8	$182.2

Domestic	$404.3	$304.3
International	216.8	182.2

Total	$621.1	$486.5

A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2005	2004	2005	2004	2005	2004
Net sales:
Mattresses	$424.0	$306.1	$298.5	$215.0	$125.5	$91.1
Pillows	92.9	100.3	38.8	36.9	54.1	63.4
Other	104.2	80.1	67.0	52.4	37.2	27.7

	$621.1	$486.5	$404.3	$304.3	$216.8	$182.2

Units sold (1):
Mattresses	509,095	392,797	293,974	233,372	215,121	159,425
Pillows	1,866,452	2,112,308	787,721	750,969	1,078,731	1,361,339

(1)	Units sold represent Net sales after consideration of returned mattresses and pillows and excludes units shipped to fulfill warranty claims and promotion activities.

Net sales. Net sales for the nine months ended September 30, 2005 increased to $621.1 million from $486.5 million for the same period in 2004, an increase of $134.6 million, or 28%. This increase in Net sales was primarily attributable to an increase in mattress sales in our Retail channel. Mattress sales increased $117.9 million, or 39%, in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. For the nine months ended September 30, 2005, our Retail channel increased to $472.4 million from $344.2 million for the same period in 2004, an increase of $128.2 million, or 37%. Consolidated pillow sales decreased approximately $7.4 million from the nine months ended September 30, 2004, which is primarily attributable to a decline in our International sales in Asia to certain Third Party distributors. Our Direct and Healthcare channels increased 8% and 1%, respectively.

Domestic. Domestic Net sales for the nine months ended September 30, 2005 increased to $404.3 million from $304.3 million for the same period in 2004, an increase of $100 million, or 33%. Our Domestic Retail channel continues to be our largest channel, with $321.2 million in Net sales for the nine months ended September 30, 2005. This is an increase of $91.9 million, or 40% over the prior year. This increase is primarily a result of our strategy to expand distribution for our products into additional retail furniture stores. Our Direct and Healthcare channels increased 10% and 1%, respectively. Our Third Party channel increased 39% due to the continued growth in our existing Third Party distributors. Domestic mattress sales in the nine months ended September 30, 2005 increased $83.5 million, or 39%, over the same period in 2004. In addition, pillow sales increased $1.9 million, or 5%.

International. International Net sales for the nine months ended September 30, 2005 increased to $216.8 million from $182.2 million for the same period in 2004, an increase of $34.6 million, or 19%. The largest channel in our International segment continues to be our Retail channel, which increased $36.3 million, or 32%, for the nine months ended September 30, 2005. The growth in Retail sales is due to the addition of new stores and successful new product launches in the third quarter. In addition, our Healthcare channel increased $0.4 million, or 2%. Our Direct channel decreased 2% due to the timing of promotional activities. Our Third Party channel decreased 6%, primarily due to the implementation of strategic changes in our International Third Party channel in Asia. We are taking steps to establish and grow our own subsidiary distribution in certain markets rather than sell through Third Party distributors. International mattress sales increased $34.4 million, or 38%, for the nine months ended September 30, 2005. Pillow sales decreased $9.3 million, or 15%, as compared to the nine months ended September 30, 2004. The decrease in pillow sales is primarily related to the changes we are implementing in our Third Party channel.

Gross profit. Gross profit for the nine months ended September 30, 2005 increased to $315.3 million from $258.2 million for the same period in 2004, an increase of $57.1 million, or 22%. Our margins are impacted by the relative rate of growth in our Retail channel. Sales in our Retail channel are generally at wholesale prices. The overall shift in our product mix to mattresses is also a factor because our mattresses generally carry lower margins than our pillows. We expect continued downward pressure on our margins as a result of the continued rapid growth in our Retail channel and in mattress sales. Our margins are also impacted by changes in our manufacturing capacity, which affects our utilization.

We began importing several mattress models from Europe in the first quarter of 2005, and we continued importing through the third quarter in order to build the necessary stock levels of the EuroBed that was introduced to the U.S. during the quarter. We incurred additional shipping costs to bring this inventory from Europe. As a result of net sales in the U.S. growing at a slower rate than expected in the third quarter, increased productivity at our U.S. manufacturing facility and the new capability to make EuroBed mattresses in our U.S. manufacturing facility, we do not expect to continue importing mattresses from Denmark. Accordingly, as part of our current production plan, we intend to reduce our inventory levels.

Increases in raw materials costs also reduced our margin. We currently believe there will continue to be cost pressures from the recent rise in chemical prices driven primarily by natural gas increases, and fuel surcharges for the transportation and delivery of our products. We are taking steps to mitigate the impact of price increases through productivity initiatives including reverse auctions on certain material purchases, purchasing leverage on consolidated global buying, and implementation of warehousing and shipping efficiencies.

Cost of sales increased to $305.8 million for the nine months ended September 30, 2005 as compared to $228.3 million for the nine months ended September 30, 2004, an increase of $77.5 million, or 34%.

Domestic. Domestic Gross profit for the nine months ended September 30, 2005 increased to $183.2 million from $151.3 million for the same period in 2004, an increase of $31.9 million, or 21%. The Gross profit margin in our Domestic segment was 45% and 50% for the nine months ended September, 2005 and September 30, 2004, respectively. For the nine months ended September 30, 2005, the Gross profit margin for the Domestic segment was impacted by the increase in our Retail channel sales, the increased freight costs of importing products from our Danish manufacturing facility, and increases in raw materials costs. In addition, during the three months ended September 30, 2005, we simultaneously introduced the EuroBed and the OriginalBed and succeeded in placing these products with a large number of retailers. However, as part of this rollout process, we deeply discounted showroom floor models for retail accounts and this negatively impacted our gross profit margins. We expect to complete the majority of the rollouts in the fourth quarter. Our Domestic Cost of sales for the nine months ended September 30, 2005 increased to $221.1 million from $153.0 million for the same period in 2004, an increase of $68.1 million, or 45%

International. International Gross profit for the nine months ended September 30, 2005 increased to $132.1 million from $106.9 million for the same period in 2004, an increase of $25.2 million, or 24%. The Gross profit margin in our International segment was 61% and 59% for the nine months ended September 30, 2005 and September 30, 2004, respectively. For the nine months ended September 30, 2005, the Gross profit margin for the International segment was impacted by product and geographic mix. Also, increased levels of production to satisfy U.S. demand improved the level of manufacturing capacity utilization. Our International Cost of sales for the nine months ended September 30, 2005 increased to $84.7 million from $75.3 million for the same period in 2004, an increase of $9.4 million, or 12%.

Selling and marketing expenses. Selling and marketing expenses increased to $124.7 million for the nine months ended September 30, 2005, as compared to $101.5 million for the nine months ended September 30, 2004, an increase of $23.2 million, or 23%. The increase in Selling and marketing expenses was due to additional spending on advertising, sales compensation and point of purchase materials. Selling and marketing expenses as a percentage of Net sales remained flat for the nine months ended September 30, 2005 compared to the same period of 2004, which was partially due to slower than expected sales growth in the U.S. Another contributing factor was the increase in the Net sales of our Retail channel, which has lower selling expenses than our other channels.

General and administrative and other expenses. General and administrative and other expenses increased to $53.8 million for the nine months ended September 30, 2005 as compared to $50.3 million for the nine months ended September 30, 2004, an increase of $3.5 million, or 7%. This increase was attributable to higher depreciation costs, salary expenses, and property and franchise taxes, all of which are associated with our continued growth. General and administrative and other expenses as a percentage of Net sales was 9% and 10% for the nine months ended September 30, 2005 and September 30, 2004, respectively. The decrease as a percentage of sales was due to increased operating leverage from fixed administrative costs. Additionally, the costs of complying with Sarbanes-Oxley requirements were substantially less than the prior year, when we were incurring the costs of first year compliance.

We recorded $2.0 million of compensation expense for the nine months ended September 30, 2005, excluding restricted stock units. We recorded compensation expense related to restricted stock units of $0.3 million for the nine months ended September 30, 2005.

Interest expense, net. Interest expense, net decreased to $15.3 million for the nine months ended September 30, 2005, as compared to $17.9 million for the nine months ended September 30, 2004, a decrease of $2.6 million, or 15%. This decrease in interest expense is attributable to lower average debt levels in 2005 and capitalized interest costs of $1.4 million for the nine months ended September 30, 2005 related to the construction of our new manufacturing facility.

Loss on debt extinguishment. Loss on debt extinguishment for the nine months ended September 30, 2005 was $0.7 million and relates to the write-off of deferred financing fees associated with the European Term A Loan, which was prepaid on March 31, 2005. Loss on debt extinguishment for the nine months ended September 30, 2004 was $5.4 million and relates to our redemption in January 2004 of $52.5 million aggregate principal amount of the outstanding Senior Subordinated Notes. In the fourth quarter of 2005, we took a one-time, non-cash write-off of $3.5 million related to deferred financing charges from our prior senior credit facility.

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our domestic and foreign operations. For the nine months ended September 30, 2005, our Income tax provision also includes a one-time charge of $6.5 million related to the repatriation of foreign earnings under the provisions of the Jobs Creation Act. Our effective income tax rates for the nine months ended September 30, 2005 and for the nine months ended September 30, 2004 differed from the federal statutory rate principally because of the effect of the one-time charge for the repatriation, certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain domestic and foreign net operating losses, and compensation expense associated with certain options granted prior to the initial public offering.

Our effective tax rate for the nine months ended September 30, 2005 was 43.0%. Excluding the impact of the transactions and adjustments described above, our effective tax rate would have been 37.6% for the nine months ended September 30, 2005. For the same period in 2004, the effective tax rate was 38.5%.

Liquidity and Capital Resources

At September 30, 2005, we had working capital of $153.4 million including Cash and cash equivalents of $52.4 million as compared to working capital of $114.7 million including $28.4 million in Cash and cash equivalents as of December 31, 2004. As outlined below, increases in Inventories and Accounts receivable balances, coupled with a higher level of cash on hand, lead to a 34% increase in working capital from December 31, 2004 to September 30, 2005.

Our cash flow from operations increased to $79.1 million for the nine months ended September 30, 2005 as compared to $55.7 million for the nine months ended September 30, 2004. The increase in operating cash flows was primarily related to the increase in our net income and changes in certain operating assets and liabilities. Net income for the nine months ended September 30, 2005 increased by $17.9 million compared to the nine months ended September 30, 2004. Due to the limited capacity in our U.S. manufacturing operations and the longer lead time required to import our products from our Danish manufacturing facility, we increased our inventory levels $23.9 million for the nine months ended September 30, 2005, compared to a decrease of $4.2 million for the nine months ended September 30, 2004. As a result of net sales in the U.S. growing at a slower rate than expected in the third quarter, increased productivity at our U.S. manufacturing facility and the new capability to make EuroBed mattresses in our U.S. manufacturing facility, we do not expect to continue importing mattresses from Denmark. Accordingly, as part of our current production plan, we intend to reduce our inventory levels.

In addition, as our Retail channel grows we continue to experience increases in our Accounts receivable because this is largely a credit-based sales channel. During the first nine months of 2005, Accounts receivable increased $30.5 million compared to an increase of $35.7 million for the nine months ended September 30, 2004. Other operating assets and liabilities provided $38.3 million of working capital for the nine months ended September 30, 2005, compared to a provision of $6.8 million for the nine months ended September 30, 2004, mainly due to the timing of certain income tax payments. Together, these result in $23.4 million of increased operating cash flows for the nine months ended September 30, 2005 compared to the same period in the prior year.

Net cash used in investing activities increased to $69.3 million for the nine months ended September 30, 2005 as compared to $22.9 million for the nine months ended September 30, 2004, an increase of $46.4 million. Investing activities in the nine months ended September 30, 2005 consisted primarily of $60.3 million related to the construction of our new manufacturing facility.

Cash flow provided by financing activities was $19.9 million for the nine months ended September 30, 2005 as compared to cash flow used by financing activities of $21.5 million for the nine months ended September 30, 2004, representing an increase in cash flow provided of $41.4 million. This increase is due primarily to borrowings under an unsecured revolving credit facility of $48.5 million. These borrowings were offset by prepayments on March 31, 2005 of $16.9 million on the USD denominated and $12.3 million on the EUR denominated European Term A loans.

Our principal sources of funds are cash flows from operations and borrowings under our prior senior credit facility. Our principal uses of funds consist of capital expenditures and payments of principal and interest on our previous debt facilities. Capital expenditures totaled $68.1 million for nine months ended September 30, 2005, including $1.4 million in capitalized interest costs, and $23.0 million for the nine months ended September 30, 2004. We currently expect capital expenditures for the remainder of 2005 to be approximately $20.1 million, including approximately $15.3 million associated with the construction of our new manufacturing facility.

In order to meet anticipated future demands for our products, we commenced construction of our third manufacturing facility in September 2004, located in Albuquerque, New Mexico. The new facility is expected to be completed in the second quarter of 2006. Our expected capital expenditures related to this facility are approximately $90.0 million, and we have borrowed $48.5 million through September 30, 2005 under an unsecured revolving credit facility to help finance the construction. The Company recently repaid this facility in October 2005 with proceeds from our new global senior credit facility.

At September 30, 2005, we had $60.0 million of long-term Revolving and Working Capital Loan Commitments under our prior senior credit facility, which was comprised of a $40.0 million U.S. Revolving Loan Commitment; a $15.0 million European Revolving Loan Commitment; and a $5.0 million European Working Capital Loan Commitment. Under the prior senior credit facility, total term loans outstanding as of September 30, 2005 were $139.7 million. In addition to the amounts outstanding under the senior credit facility, at September 30, 2005, we had $48.5 million in borrowings outstanding under a $50.0 million unsecured revolving credit facility with a bank.

On October 18, 2005, Tempur-Pedic International Inc. entered into a credit agreement (the New Credit Agreement) with Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, Inc., and other banks. We used proceeds from the New Credit Agreement to pay off amounts outstanding under our prior senior credit facility and unsecured revolving credit facility. The prior senior credit facility was terminated upon repayment, and we recorded a one-time, non-cash write-off of $3.5 million in the fourth quarter of 2005 related to deferred financing charges from our prior senior credit facility.

The New Credit Agreement consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $340.0 million. The domestic credit facility is a five-year, $200.0 million revolving credit facility. The foreign credit facilities consist of a $30.0 million revolving credit facility and $110.0 million delayed-draw term loan. The various credit facilities bear interest at a rate equal to the New Credit Agreement’s applicable margin, as determined in accordance with a performance pricing grid set forth in the New Credit Agreement, plus one of the following indexes: (i) LIBOR and (ii) for U.S. dollar-denominated loans only, a base rate (defined as the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus .50%). The New Credit Agreement is guaranteed by Tempur-Pedic International Inc. and two wholly owned subsidiaries, Tempur World, LLC and Tempur World Holdings, LLC. The maturity date of the New Credit Agreement is October 18, 2010. The New Credit Agreement contains certain financial covenants and requirements affecting us, the most significant of which are a fixed coverage charge ratio requirement and a consolidated leverage ratio requirement.

On October 18, 2005, we repaid the amounts outstanding of $156.3 million under the prior senior credit facility and used the remaining availability of the $200.0 million domestic revolving credit facility under the New Credit Agreement to repay $42.3 million of the unsecured revolving credit facility. Dan-Foam ApS borrowed $85.0 million under the foreign term loan component of the New Credit Agreement and used $30.0 million of cash on hand to fund the $115.0 million repatriation of foreign earnings under the Jobs Creation Act. See Note 9 in the Notes to Condensed Consolidated Financial Statements for further discussion of the Jobs Creation Act.

On October 27, 2005, Tempur Production USA, Inc. (Tempur Production), a subsidiary of Tempur-Pedic International Inc., completed an industrial revenue bond financing for the construction and equipping of Tempur Production’s new manufacturing facility (the Project) located in Bernalillo County, New Mexico (Bernalillo County). Under the terms of the financing, Bernalillo County will issue up to $75.0 million of Series 2005A Taxable Variable Rate Industrial Revenue Bonds (the Series A Bonds). The Series A Bonds will be marketed to third parties by a remarketing agent and secured by a letter of credit issued under our new U.S. revolver and purchased by qualified investors. The Series A Bonds have a final maturity date of September 1, 2030. The interest rate on the Series A Bonds is a weekly rate set by the remarketing agent, in its sole discretion, though the interest rate may not exceed the lesser of (i) the highest rate allowed under New Mexico law, or (ii) 12% per annum. On October 27, 2005, Tempur Production made an initial draw of $53.9 million on the Series A Bonds. We used proceeds from the Series A Bonds to pay down the domestic revolving credit facility under the New Credit Agreement.

Bernalillo County will also issue up to $25.0 million of Series 2005B Taxable Fixed Rate Industrial Revenue Bonds (the Series B Bonds, and collectively with the Series A Bonds, the Bonds). The Series B Bonds will be sold to Tempur World LLC, will not be secured by the letter of credit described above, and will be held by Tempur World, LLC representing our equity in the Project. The Series B Bonds have a final maturity date of September 1, 2035. The interest rate on the Series B Bonds is fixed at 7.75%. On October 27, 2005, Tempur Production made an initial draw of $18.0 million, which was transferred to and used by Tempur World LLC to purchase the Series B Bonds as discussed above.

On October 27, 2005, Tempur Production transferred its interest in the Project to Bernalillo County, and Bernalillo County leased the Project back to Tempur Production on a long-term basis with the right to repurchase the Project for one dollar when the Bonds are retired. Pursuant to the lease agreement, Tempur Production will pay rent to Bernalillo County in an amount sufficient to pay debt service on the Bonds and certain fees and expenses. The Bonds are not general obligations of Bernalillo County, but are special, limited obligations payable solely from bond proceeds, rent paid by Tempur Production under the lease agreement, and other revenues. The substance of the transaction is such that Bernalillo County issued the Bonds on behalf of Tempur Production. Therefore, we recorded a net long-term debt of $53.9 million in our consolidated balance sheet on the date of the transaction.

On October 18, 2005, the Company’s Board of Directors authorized the repurchase of up to $80.0 million of common stock. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, financing and regulatory requirements and other market conditions. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. This share repurchase program may be limited, suspended or terminated at any time without prior notice. The Company expects to fund these share repurchases from borrowings under the New Credit Agreement and funds from operations.

Impact of Recently Issued Accounting Pronouncements

FASB Staff Position (FSP) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2), provides guidance under SFAS 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Creation Act) on income tax expense and deferred tax liabilities. The Jobs Creation Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. During the three months ended September 30, 2005, we completed the initial phase of our analysis of the Jobs Creation Act. In October 2005, our Chief Executive Officer and Board of Directors approved a domestic reinvestment plan to repatriate $115.0 million in foreign earnings during 2005. On October 19, 2005, we repatriated the $115.0 million planned dividend. Subject to obtaining a favorable foreign tax ruling, we may repatriate up to an additional $55.0 million in the fourth quarter of 2005, for a total $170.0 million repatriation plan. Proceeds from the repatriation will be reinvested in our U.S. operations consistent with the objectives of the Jobs Creation Act. See Note 9 in the Notes to Condensed Consolidated Financial Statements for further discussion of the Jobs Creation Act.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. On April 14, 2005, the SEC announced it would permit most registrants additional time to implement this statement. The SEC will allow registrants to implement this statement at the beginning of their next fiscal year. In accordance with this revised standard, we plan to adopt SFAS 123R on January 1, 2006 and are currently evaluating the impact it will have on the Consolidated Financial Statements.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, “Inventory Costs” (SFAS 151), which is an amendment of ARB 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. In accordance with this standard, we adopted SFAS 151 on June 30, 2005. It did not have a material impact on the Consolidated Financial Statements.

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

We have grown rapidly, with our Net sales increasing from approximately $221.5 million in 2001 to approximately $684.9 million for the year ended December 31, 2004, and to $621.1 million for the nine months ended September 30, 2005. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. Our growth may strain these resources to the point where they are no longer adequate to support our operations, which would require us to make significant expenditures in these areas. In addition, demand for our products may grow at a rate faster than anticipated, which may result in our inability to produce mattresses and pillows in the quantity demanded. To manage growth effectively, we must:

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

Our financial performance depends, to a significant extent, on our ability to grow our business while maintaining profitability. We may not be able to sustain growth or profitability on a quarterly or annual basis in future periods. Further, our future growth and profitability will depend upon a number of factors, including without limitation:

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

Part of our Domestic marketing and advertising strategy in certain Domestic channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the three and nine months ended September 30, 2005, in the U.S. we had approximately $10.1 million and $27.7 million in returns for a return rate of approximately 8% and 7% of our Net sales in the U.S, respectively. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited 20-year warranty on mattresses sold in the U.S. and a limited 15-year warranty on mattresses sold outside of the U.S. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing. If our warranty reserves are not adequate to cover future warranty claims, their inadequacy could have a materially adverse effect on our liquidity and profitability.

We are subject to risks from our international operations, such as increased costs and the potential absence of intellectual property protection, which could impair our ability to compete and our profitability.

We currently conduct international operations in 14 countries directly and in 46 additional countries through distributors, and we may pursue additional international opportunities. We generated approximately 36% and 35% of our Net sales from non-U.S. operations during the three and nine months ended September 30, 2005, respectively. International suppliers provided a significant portion of our manufacturing material during this period. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, the potential unavailability of intellectual property protection and labor issues.

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

We rely on trade secrets to protect the design, technology and function of our viscoelastic material and our products. To date, we have not sought U.S. or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing viscoelastic material and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on aspects of our manufacturing processes. However, the principal product formula and manufacturing processes for our viscoelastic material and our products are not patented. We own 11 U.S. patents, and we have 13 U.S. patent applications pending. Further, we own approximately 40 foreign patents, and we have approximately 36 foreign patent applications pending. In addition, we hold approximately 621 trademark registrations and applications worldwide. We own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

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

Our top five customers, collectively, accounted for 13% and 11% of our Net sales for the three and nine months ended September 30, 2005, respectively. Our largest customer accounted for 5% and 4% of our Net sales during the three and nine months ended September 30, 2005. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could reduce our liquidity and profitability.

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

The major raw materials that we purchase for production are polyol, an industrial commodity based on petroleum, and proprietary additives. The price and availability of these raw materials are subject to market conditions affecting supply and demand, and prices have risen substantially on certain materials in the past three months. Our financial condition or results of operations may be materially and adversely affected by increases in raw material costs to the extent we are unable to pass those higher costs to our customers.

Loss of suppliers and disruptions in the supply of our raw materials could increase our costs of production and reduce our ability to compete effectively.

We currently obtain all of the materials used to produce our viscoelastic material from outside sources. We currently acquire almost all of our polyol from two suppliers with multiple manufacturing facilities. If we were unable to obtain polyol from these suppliers, we would have to find replacement suppliers. Any substitute arrangements for polyol might not be on terms as favorable to us. In addition, we purchase proprietary additives from a number of vendors. We may not be able to prevent an interruption of production if any supplier were to discontinue supplying us for any reason. We maintain relatively small supplies of our raw materials on-site, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales, or could cause an increase in our cost of sales, and either of these results could decrease our liquidity and profitability. In addition, we continue to outsource the procurement of certain goods and services from suppliers in foreign countries. If we were no longer able to outsource these suppliers, we could source it elsewhere at a higher cost. To the extent we are unable to pass those higher costs to our customers; those costs could reduce our gross profit margin, which could result in a decrease in our liquidity and profitability.

We may be adversely affected by fluctuations in exchange rates, which could affect our results of operations, the costs of our products and our ability to sell our products in foreign markets.

Approximately 36% and 35% of our Net sales were received or denominated in foreign currency for the three and nine months ended September 30, 2005, respectively. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic subsidiaries and their customers and suppliers, as well as between the Tempur-Pedic subsidiaries themselves. The hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

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

As of September 30, 2005, we had approximately 1,400 full-time employees, with approximately 600 in the U.S., 300 in Denmark and 500 in the rest of the world. The employees in Denmark are under a government labor union contract, but those in the U.S. are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our Net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

As of September 30, 2005, we had $304.1 million in Long-term debt outstanding. In addition, as of September 30, 2005, our Stockholders’ Equity was $271.8 million. Our high degree of leverage could have important consequences to our investors, such as:

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

Our ability to meet our debt obligations and to reduce our indebtedness will depend on our future performance, which depends partly on general economic conditions and financial, business, political and other factors that are beyond our control. We may not be able to continue to generate cash flow from operations at or above current levels and meet our cash interest payments on all of our debt and other liquidity needs. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our Senior Subordinated Notes or our other debt, we may have to sell assets, seek additional capital or restructure or refinance our debt. We may not be able to pay or refinance our debt on acceptable terms or at all. Our ability to refinance all or a portion of our debt or to obtain additional financing is substantially limited under the terms of the indenture governing the Senior Subordinated Notes and our new global senior credit facility. Under the terms of our debt instruments, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, which would exacerbate the risks associated with our substantial leverage.

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

We are subject to interest rate risk in connection with our issuance of variable rate debt under our new global senior credit facility. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $2.1 million for each 1% increase in interest rates until IBOR reaches 5%. After IBOR reaches 5% our annual interest expense on the unhedged portion of our floating rate indebtedness would increase by $1.5 million for each 1% increase in interest rates. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” under Part I of this report.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in potential liabilities, substantial costs, and the diversion of our management’s attention and resources, regardless of the outcome. See Part 2, Item I, Legal Proceedings.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of October 31, 2005, there were 97,382,240 shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock held by our executive officers, directors, principal stockholders, and some related parties. As previously disclosed in Current Reports on Form 8-K filed on March 22, 2005 and April 27, 2005, our two largest stockholders made partial distributions to their investors of a total of 11.0 million shares of our common stock in March 2005, and one of these stockholders made an additional distribution to its investors of 7.0 million shares in April 2005. Additionally, one of these stockholders sold 5.3 million shares in June 2005. These stockholders may choose to make additional distributions or sales of our common stock in the future.

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

As of September 30, 2005, our executive officers, directors, current principal stockholders, and their respective affiliates beneficially own, in the aggregate, approximately 32.5% of our outstanding common stock on a fully diluted basis, after giving effect to the weighted average vesting of all unvested options. These stockholders, as a group, are able to control substantially all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

Provisions of Delaware law and our charter documents could delay or prevent an acquisition of us, even if the acquisition would be beneficial to you.

Provisions of Delaware law and our certificate of incorporation and by-laws could hamper a third party’s acquisition of us, or discourage a third party from attempting to acquire control of us. Our stockholders may not have the opportunity to participate in these transactions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. Our outlook assumes no significant changes in currency values from current rates. Should currency rates change sharply, our results could be negatively impacted. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at September 30, 2005, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. Dollar, is approximately $4.4 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying Assets and Liabilities that are being protected by the foreign currency forward contracts.

We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

We are exposed to changes in interest rates. All of our indebtedness under our prior senior credit facility and unsecured revolving credit facility is variable-rate debt. In addition, our New Credit Agreement and the Series A bonds issued in connection with our New Mexico facility are variable-rate debt. We currently do not expect our debt levels under the New Credit Agreement to have a materially different impact on our interest rate risk from that associated with our prior senior credit facility.

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On September 30, 2005, we had variable-rate debt of approximately $208.2 million. Holding other variables constant including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $2.1 million. We were required under the terms of our prior senior credit facility to have at least $60.0 million of our total indebtedness subject to either a fixed interest rate or interest rate protection through March 31, 2006.

In January 2003, we paid premiums to purchase two three-year interest rate caps for the purpose of protecting $60.0 million of the existing variable-rate debt outstanding, at any given time, against LIBOR rates rising above 5%. Under the terms of the interest rate caps, we paid premiums to receive payments based on the difference between 3-month LIBOR and 5% during any period in which the 3-month LIBOR rate exceeds 5%. The interest rate caps settle on the last day of March, September, September and December until expiration, on March 31, 2006.

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

The fair value carrying amount of these instruments at September 30, 2005 and December 31, 2004 are presented below:

($ in millions)	September 30, 2005	December 31, 2004
Foreign exchange receivable	$—	$0.5
Foreign exchange payable	(1.3)	—

Total	$(1.3)	$0.5

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2005 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Starting on or about October 7, 2005, several purported class actions were filed against the Company and four of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) on behalf of shareholders who purchased the Company’s stock between April 22, 2005 and September 19, 2005 (the Securities Law Complaints). The Securities Law Complaints assert claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Securities Law Complaints allege that certain of the Company’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. The principal allegation set forth in the Securities Law Complaints is that the Company did not disclose the impact of competition on its prospects. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. We strongly believe that the lawsuits lack merit, and we intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the lawsuits at this time, and we can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations.

We are involved in various other legal proceedings incident to the ordinary course of our business. We believe that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse effect on our business, financial condition, liquidity or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6. EXHIBITS

Exhibits

10.1		Amended and Renewed Revolving Promissory Note dated August 4, 2005 with Fifth Third Bank.

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: November 7, 2005	By:	/s/ DALE E. WILLIAMS
Dale E. Williams Senior Vice President, Chief Financial Officer, Secretary and Treasurer