Form 10-K
period 2005-12-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2006-03-14
CIK 1206264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2005, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $1,449,997,760.

The number of shares outstanding of the registrant’s common stock as of February 28, 2006 was 88,286,400 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, the impact of the adoption of recently issued accounting pronouncements, the Company’s intention to repurchase shares of its common stock under its share repurchase program, the putative securities class action lawsuits and related lawsuits recently filed, the rollout and market acceptance of new products, plans to increase sales and reduce costs, the impact of increases in raw materials costs, the construction of our new manufacturing facility in New Mexico, and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 7 of Part II of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under ITEM 1A of Part I. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

i

PART I

ITEM 1. BUSINESS

General

We are the leading global manufacturer, marketer and distributor of premium mattresses and pillows, which we sell globally in 60 countries under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary, pressure-relieving TEMPUR® material is temperature sensitive, has a high density, and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

We sell our premium mattresses and pillows through four distribution channels: Retail (furniture and specialty stores, as well as department stores internationally); Direct (direct response and internet); Healthcare (chiropractors, medical retailers, hospitals and other healthcare markets); and Third party distributors in countries where we do not sell directly through our own subsidiaries. In the United States, we sell a majority of our mattresses and pillows through the Retail channel. For the year ended December 31, 2005, International sales accounted for approximately 36% of our Net sales. In Asia, our Net sales consist primarily of pillows. Internationally, in addition to sales through our Retail channel, we sell a significant amount of our products through the Healthcare channel and Third party distributors. In the four years ended December 31, 2005, our total Net sales grew at a compound annual rate of approximately 39%. We had Net sales of $836.7 million for the year ended December 31, 2005, which represented a 22% growth rate from 2004.

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

Market Opportunity

Global Mattress Market

According to the International Sleep Products Association (ISPA), from 1991 to 2005, mattress unit sales grew in the U.S. at an average of approximately 500,000 units annually, with approximately 22.0 million mattress units sold in the U.S. in 2005. We believe a similar number of mattress units were sold outside the U.S. in 2005. Most standard mattresses are made using innersprings, and most innerspring mattresses are sold for under $1,000, primarily through retail furniture and bedding stores. Alternatives to standard and premium innerspring mattresses include viscoelastic and foam mattresses, airbeds and waterbeds.

The medical community is also a large consumer of mattresses to furnish hospitals and nursing homes. In the U.S., there are approximately 15,400 nursing homes and 5,000 hospitals with a collective bed count in excess of 2.7 million. Medical facilities typically purchase twin size mattresses with standard operating functions such as adjustable height and mechanisms to turn patients to prevent pressure ulcers, or bed sores. We believe demographic trends suggest that as the population ages, the healthcare market for mattresses will continue to grow.

Global Pillow Market

The U.S. pillow market has a traditional and a specialty segment. Traditional pillows are generally made of low cost foam or feathers, other than down. Specialty pillows include all alternatives to traditional pillows, including viscoelastic, foam, sponge rubber and down. We believe the international pillow market is generally the same size as the domestic pillow market, which we estimate to be approximately $1.1 billion.

Our Market Position

We are the leading global manufacturer, marketer and distributor of premium mattresses and pillows. We believe consumer demand for our premium products in the U.S. is being driven primarily by increased housing and home furnishing purchases by the “baby boom” generation; significant growth in our core demographic market as the baby boom generation ages; increased awareness of the health benefits of a better quality mattress; and the shifting consumer preference from firmness to comfort. As consumers continue to prefer alternatives to standard innerspring mattresses, our products become more widely available and as our brand gains broader consumer recognition, we expect that our premium products will continue to attract sales from the standard mattress market.

Competitive Strengths

We believe we are well-positioned for continued growth in our target markets, and that the following competitive strengths differentiate us from our competitors:

Superior Product Offering

Our proprietary TEMPUR® mattresses and pillows conform to the body more naturally and provide better spinal alignment, reduced pressure points, greater relief of lower back and neck pain, and a better quality sleep than traditional bedding products. We believe the benefits of our products have become widely recognized, as evidenced by the more than 25,000 healthcare professionals worldwide who recommend our products and the approval of one or more of our products for purchase or reimbursement by the government healthcare agencies in several European countries. In addition, we continue to leverage our unique and proprietary manufacturing process to develop new products and refine existing products to meet the changing demands and preferences of consumers. Continuing our commitment to innovation, we have recently unveiled our latest TEMPUR® proprietary formula, named TEMPUR-HD™. Our innovative products distinguish us from the major manufacturers of standard innerspring mattresses and traditional pillows in the U.S., which we believe offer generally similar products and must compete primarily on price.

Increasing Global Brand Awareness

We believe consumers in the U.S. and internationally increasingly associate our brand name with premium quality products that enable better overall sleep. We sell our products in 60 countries primarily under the TEMPUR® and Tempur-Pedic® brands. Our TEMPUR® brand has been in existence since 1991 and its global awareness is reinforced by our high level of customer satisfaction. As of January 2006, ‘The OriginalBed by Tempur-Pedic™’, ‘The ClassicBed by Tempur-Pedic™’, ‘The DeluxeBed by Tempur-Pedic™’, ‘The CelebrityBed by Tempur-Pedic™’ and ‘The EuroBed by Tempur-Pedic™’ have been awarded the Arthritis Foundations’ ‘Ease of Use’ Commendation. In December 2004, ‘The ComfortPillow by Tempur-Pedic’™ was awarded “best buy” status in the premium pillow category by Consumers Digest. In September 2004, we were added to the list of “approved” products by Good Housekeeping magazine, which earned us the privilege to display the Good Housekeeping Seal across our entire line of mattresses. In April 2003, Consumers Digest named one of our mattresses among the eight “best buys” of the mattress industry in the applicable price range. Furthermore, we believe our direct response business and associated multi-channel advertising in our domestic and international markets have enhanced awareness of our brand.

Diversified Product Offerings Sold Globally Through Multiple Distribution Channels

Our diversified product offerings include mattresses, pillows and other products, primarily foundations and adjustable beds, which we sell through all of our channels and represented 68%, 15% and 17%, respectively, of our Net sales for 2005. For the year ended December 31, 2005, our Retail channel represented 76% of Net sales, with our Direct, Healthcare and Third party distributor channels representing 12%, 6% and 6%, respectively. Domestic and International operations generated 64% and 36%, respectively, of Net sales for the year ended December 31, 2005.

A graphic depiction of our Net sales for the year ended December 31, 2005 is as follows:

Vertically Integrated Manufacturing and Supply Chain

We produce all of our proprietary Tempur® material in our own manufacturing facilities in the U.S. and Europe in order to precisely control the key product specifications that go into our products. We believe that our vertical integration, from the manufacture of the Tempur ® material and fabrication and construction of our products through to the marketing, sale and delivery of our products, ensures a high level of quality and performance that is not matched by our competition.

Strong Financial Performance

Our business generates significant free cash flow due to the combination of our growing revenues, strong gross and operating margins, low maintenance capital expenditures and working capital requirements, and limited corporate overhead. Further, our vertically-integrated operations generated an average of approximately $0.6 million in Net sales per employee in 2005. For the year ended December 31, 2005, our Gross profit margin and Net income margin were 51% and 12%, respectively, on Net sales of $836.7 million. In addition, capital expenditures were $84.9 million for the year ended December 31, 2005, of which approximately $73.0 million was related to our New Mexico manufacturing facility. Our strong financial performance gives us the flexibility to invest in our manufacturing operations, enhance our sales force and marketing, invest in information systems and recruit experienced management and other personnel.

Significant Growth Opportunities

We believe we have significant growth opportunities primarily because we can further expand our distribution into our addressable market, and because we expect consumers will continue to shift away from standard innerspring mattresses to non-innerspring premium products such as ours. As of December 31, 2005, our products were sold in approximately 5,310 furniture and bedding retail stores in the U.S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market of approximately 10,000 stores, our plan is to increase our total penetration to a total of 7,000 to 8,000 stores over time. As we deepen our penetration of the furniture retail market, our strategy is to focus our sales force and retail trainers to concentrate more on expanding our business within our established accounts. While we will continue to expand our distribution our focus has shifted to expanding those regions where demographic and buying power metrics indicate that we are under penetrated. Similarly, our products are available in approximately 4,100 furniture retail and department stores internationally, out of a total of approximately 7,000 stores we have identified as appropriate targets. In addition, we currently supply only a small percentage of the approximately 15,400 nursing homes and 5,000 hospitals in the U.S., with an estimated collective bed count in excess of 2.7 million. As consumers continue their shift toward the purchase of non-innerspring mattress products and sleep surfaces we believe we are well positioned to capitalize on this growth opportunity.

Our Products

Our high-quality, high-density, temperature-sensitive TEMPUR® material distinguishes our products from other products in the marketplace. Viscoelastic pressure-relieving material was originally developed by NASA in 1971 in an effort to relieve astronauts of the g-forces experienced during lift-off, and NASA subsequently made this formula publicly available. The NASA viscoelastic pressure-relieving material originally proved unstable for commercial use. However, after several years of research and development, we succeeded in developing a proprietary formulation and proprietary process to manufacture a stable, durable and commercially viable product. The key feature of our pressure-relieving TEMPUR® material is its temperature sensitivity. It conforms to the body, becoming softer in warmer areas where the body is making the most contact with the pressure-relieving TEMPUR® material and remaining firmer in cooler areas where less body contact is being made. As the material molds to the body’s shape, the body is supported in the correct anatomical position with the neck and spine in complete therapeutic alignment. Our pressure-relieving TEMPUR® material also has higher density than other viscoelastic materials, resulting in improved durability and enhanced comfort. In addition, clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of pressure ulcers or bed sores, a major problem for elderly and bed-ridden patients.

Mattresses

Our mattresses represented 68% of our worldwide Net sales in 2005 and are our leading product category in growth in recent years. Our mattresses are composed of proprietary multi-layer, heat sensitive, pressure-relieving TEMPUR® material. We offer several mattress models, some of which are covered by one or more patents and/or patent applications. Our two newest mattress offerings, ‘The GrandBed by Tempur-Pedic™’ and ‘The RhapsodyBed by Tempur-Pedic™’, were introduced at The World Market in Las Vegas in January 2006 and will be shipping to retailers in the first half of 2006.

Pillows

Our premium pillow offerings represented 15% of worldwide sales in 2005 and provide plush and pressure-relieving comfort as the temperature sensitive material molds to the body in a variety of styles. Our pillow offerings include ‘The ComfortPillow by Tempur-Pedic’™, which contains “micro-cushions” of TEMPUR® fill material in a specially designed cover, our classic cervical shaped pillow designed for neck and spine alignment, the Millennium™ pillow with its unique patented design, and the BodyPillow by Tempur-Pedic’™ and Supreme™ line of premium pillows introduced in the U.S. in 2004 and 2005.

Other Products

Our other products represented 17% of our worldwide sales in 2005. This category includes foundations used to support our mattress products, adjustable beds, and many other types of offerings including a variety of cushions and other comfort products. In addition, we believe our adjustable beds are the highest quality and most advanced adjustable beds available. Our mattress easily molds to the shape of the base to stay in place and perform better than other mattresses.

Marketing and Sales

While primarily a wholesaler, we market directly to consumers in the U.S. and the United Kingdom. Our marketing strategy is to increase consumer awareness of the benefits of our products and to further associate our brand name with better overall sleep and premium quality products.

Retail

This channel is our fastest growing sales channel and is driven by a sales team dedicated to introducing our products to traditional furniture and bedding retailers. We work with and target furniture retailers, sleep shops, specialty back and gift stores, home stores and international department stores.

We are currently positioned in approximately 9,410 furniture stores worldwide. In the U.S., our retail sales channel is our largest channel, and we currently sell to approximately 5,310 furniture stores and 1,500 specialty retail stores. Our products are now offered in approximately 4,100 furniture stores in Europe and Asia. We plan to build and maintain our channel of specialty retail stores.

Direct

This channel sells products directly to consumers through our call center operations and the internet in the U.S. and the United Kingdom. Our direct response program targets customers in these markets through television, radio, magazine and newspaper product offering advertisements. Most direct response sales orders are taken through responding to in-bound telephone calls, although some orders are also accepted through the internet.

Healthcare

We sell to chiropractors, physical therapists, massage therapists, various other health professionals, as well as medical retailers, sleep clinics and other medical institutions that utilize our products to treat patients or recommend and/or sell them to their clients. Within our healthcare channel, approximately 25,000 healthcare professionals worldwide recommend and/or sell our products to their patients, medical retailers (including pharmacists), and hospitals and nursing homes. In addition, we work closely with hospitals, nursing homes, and medical equipment providers to place our products in facilities where they will be positioned for general public use.

Our Healthcare division in the U.S., which we refer to as Tempur-Pedic Medical, began primarily through indirect sales of our mattresses and pillows through a network of medical professionals, and has grown to include sales to hospitals, nursing homes and medical retailers. Sales to these market segments are now being generated by leading distributors and manufacturers who represent our product lines through their respective sales forces.

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

Seasonality

A significant portion of our growth in Net sales is attributable to growth in sales in our Domestic retail channel, particularly sales to furniture stores. We believe that our sales of mattresses and pillows to furniture stores are subject to modest seasonality inherent in the bedding industry with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters.

Operations

Manufacturing and Related Technology

Our products are currently manufactured at facilities located in Aarup, Denmark and Duffield, Virginia, both of which we own. Much of the sewing and production of mattress and pillow covers is outsourced to third party suppliers.

Our Danish plant has undergone several major plant expansions in the past five years, including an $18.4 million facility expansion in 2004. As a result of this expansion, the Danish plant is now approximately 517,000 square feet. In February 2004, we completed the $21.0 million expansion of our Virginia plant, which is now approximately 540,000 square feet.

In order to continue to increase productivity and expand our manufacturing capacity, we began construction in September 2004 of a third manufacturing facility located in Albuquerque, New Mexico, for which we estimate total construction costs to be approximately $90.0 million. This 750,000 square foot state-of-the-art manufacturing plant will meet demand for our products primarily within the western U.S. as well as well as certain third party distributors. We expect this facility to be completed in the fourth quarter of 2006.

Suppliers

We currently obtain the raw materials used to produce our pressure-relieving TEMPUR® material from outside sources. We currently acquire chemicals and proprietary additives from a number of suppliers with manufacturing locations around the world. We expect to continue these supplier relationships for the foreseeable future. We do not consider ourselves dependent upon any single outside vendor as a source of raw materials and believe that sufficient alternative sources of supply for the same or similar raw materials are available.

During 2005 we were negatively impacted by a rise in certain raw material prices and fuel surcharges for the transportation and delivery of our products that impacted our industry. We have taken steps to mitigate the impact of price increases through productivity and efficiency initiatives, including negotiated discounts for many of our chemical purchases, reverse auctions on certain material purchases, purchasing leverage on consolidated global buying, and implementation of warehousing and shipping efficiencies.

Research and Development

We have invested more than $2.0 million over the past 3 years in a new research and development center located in Duffield, Virginia designed to facilitate detailed product testing and analysis utilizing state-of-the-art technology. In addition to our research and development efforts, we also devote significant efforts to product development as part of our sales and marketing operations. Research and development expenses, excluding product development, were $2.7 million, $2.3 million and $1.5 million in 2005, 2004 and 2003, respectively. In 2006, we plan to increase our spending on research and development efforts in order to continue providing superior and innovative mattress and pillow products to our target markets.

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

The standard mattress market in the U.S. is dominated by three large manufacturers of innerspring mattresses with nationally recognized brand names, Sealy, Serta, and Simmons. These three competitors also offer premium innerspring mattresses and collectively have a significant share of the premium mattress market in the U.S. Select Comfort Corporation competes in the specialty mattress market and focuses on the air mattress market segment. The balance of the mattress market in the U.S. is served by a large number of other manufacturers, primarily operating on a regional basis. Many of these competitors and, in particular, the three largest manufacturers of innerspring mattresses named above, have significant financial, marketing and manufacturing resources, strong brand name recognition, and sell their products through broader and more established distribution channels. During the past several years, a number of our competitors, including Sealy, Serta and Simmons, have offered viscoelastic mattress and pillow products.

The international market for mattresses and pillows is generally served by a large number of manufacturers, primarily operating on a regional basis. Some of these manufacturers also offer viscoelastic mattress and pillow products.

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of many of our mattress and pillow products. As of December 31, 2005, we had 11 issued U.S. patents, expiring at various points between 2013 and 2021, and 14 U.S. patent applications pending. We also held 45 foreign patents and had 28 foreign patent applications pending.

As of December 31, 2005, we held approximately 200 trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. TEMPUR® and Tempur-Pedic® are trademarks registered with the United States Patent and Trademark Office. We have a number of other trademarks, including ‘The Celebritybed by Tempur-Pedic’™ and our other key product models, Swedish Sleep System® and Tempur-Med®, and our Tempur-Pedic logo is registered. In addition, we have U.S. applications pending for additional marks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the mark remains in use.

Governmental Regulation

Our operations are subject to state, local and foreign consumer protection and other regulations relating to the mattress and pillow industry. These regulations vary among the states and countries in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. The U.S. Consumer Product Safety Commission recently voted in favor of a new federal fire-resistant standard for mattresses that mirrors the standard set forth in California Technical Bulletin 603. We have developed and implemented product modifications that allow us to meet these new standards. Many foreign jurisdictions also regulate fire retardancy standards, and changes to these standards and changes in our products that require compliance with additional standards would raise similar risks. We are also subject to environmental and health and safety requirements with regards to the manufacture of our products. We have made and will continue to make capital and other expenditures necessary to comply with all these requirements. We believe that we are in substantial compliance with the applicable federal, state, local, and foreign rules and regulations governing our business.

Employees

As of December 31, 2005, we have approximately 1,300 employees, with approximately 600 in the U.S., 300 in Denmark and 400 in the rest of the world. Our employees in Denmark are under a government labor union contract as is normal practice. None of our U.S. employees are covered by a collective bargaining agreement. We believe our relations with our employees are generally good.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this report should be carefully considered. Please also see “Special Note Regarding Forward-Looking Statements” on page i.

We operate in the highly competitive mattress and pillow industries, and if we are unable to compete successfully, we may lose customers and our sales may decline.

Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. Our premium mattresses compete with a number of different types of mattress alternatives, including standard innerspring mattresses, viscoelastic mattresses, foam mattresses, air beds and other air-supported mattresses, and waterbeds and futons. These alternative products are sold through a variety of channels, including furniture stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs.

Our largest competitors have significant financial, marketing and manufacturing resources and strong brand name recognition, and sell their products through broad and well established distribution channels. As a result of the significant growth in the sale of viscoelastic mattresses over the last several years, a large number of competitors are aggressively pursuing the viscoelastic mattress market through a variety of channels and a wide range of price points. These competitors include Sealy, Serta and Simmons, who all offer premium priced viscoelastic products claimed to be similar to our products. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results by causing our products to lose market share or causing us to reduce the prices we charge for our products, which would reduce our profitability. The pillow industry is characterized by a large number of competitors, none of which is dominant.

We may be unable to sustain our profitability, which could impair our ability to service our indebtedness and make investments in our business.

Our ability to service our indebtedness depends on our ability to maintain our profitability. Our sales growth slowed in 2005, with net sales growing at a 22% rate from 2004, as compared to a sales growth rate of 43% for 2004 compared to 2003. We may not be able to maintain our profitability on a quarterly or annual basis in future periods. Further, our profitability will depend upon a number of factors, including without limitation:

•	the level of competition in the mattress and pillow industry;

•	our ability to continue to successfully execute our strategic initiatives;

•	our ability to effectively sell our products through our distribution channels in volumes sufficient to drive growth and leverage our cost structure and advertising spending;

•	our ability to continuously improve our products to offer new and enhanced consumer benefits, better quality and reduced costs;

•	our ability to maintain efficient, timely and cost-effective production and utilization of our manufacturing capacity;

•	the efficiency and effectiveness of our advertising campaigns and other marketing programs in building product and brand awareness, driving traffic to our distribution channels and increasing sales;

•	our ability to successfully identify and respond to emerging trends in the mattress and pillow industry;

•	our ability to maintain public association of our brand with premium products, including overcoming any impact on our brand caused by some of our customers seeking to sell our products at a discount to our recommended price;

•	the level of consumer acceptance of our products; and

•	general economic conditions and consumer confidence.

Our operating results are increasingly subject to fluctuations, which could adversely affect the market price of our common stock.

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

In addition, to seasonal fluctuations, the demand for our premium products can fluctuate significantly based on a number of other factors including general economic conditions and consumer confidence, and the timing of price increases announced by us or our competitors. We believe that as our consumer base continues to expand the average demographics of our consumer base change, with a greater percentage of middle income consumers.

This change in our consumer base makes our business more susceptible to general economic factors that impact disposable income or consumer confidence.

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

The major raw materials that we purchase for production are chemicals and proprietary additives. The price and availability of these raw materials are subject to market conditions affecting supply and demand, and prices have risen substantially on certain materials in 2005. Our financial condition and results of operations may be materially and adversely affected by increases in raw material costs to the extent we are unable to pass those higher costs to our customers.

Loss of suppliers and disruptions in the supply of our raw materials could increase our costs of production and reduce our ability to compete effectively.

We currently obtain the raw materials used to produce our pressure-relieving TEMPUR® material from outside sources. We currently acquire chemicals and proprietary additives from a number of suppliers with manufacturing locations around the world. If we were unable to obtain chemicals and proprietary additives from these suppliers, we would have to find replacement suppliers. Any substitute arrangements for chemicals and proprietary additives might not be on terms as favorable to us. We maintain relatively small supplies of our raw materials on-site, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales, or could cause an increase in our cost of sales, and either of these results could decrease our liquidity and profitability. In addition, we continue to outsource the procurement of certain goods and services from suppliers in foreign countries. If we were no longer able to outsource these suppliers, we could source it elsewhere at a higher cost. To the extent we are unable to pass those higher costs to our customers, these costs could reduce our gross profit margin, which could result in a decrease in our liquidity and profitability.

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

Approximately 36% of our Net sales were denominated in foreign currency for the year ended December 31, 2005. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic subsidiaries and their customers and suppliers, as well as between Tempur-Pedic subsidiaries themselves from time to time. The hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part II of this report.

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

Our products and our marketing and advertising programs are and will continue to be subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission and the U.S. Food and Drug Administration. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products. Compliance with these regulations may have an adverse effect on our business. For example, compliance with changes in fire resistance laws may be costly and could have an adverse impact on the performance of our products. In February 2006, the U.S. Consumer Product Safety Commission issued new rules relating to fire retardancy standards for the mattress and pillow industry. The State of California adopted new fire retardancy standards beginning in 2005. We have developed product modifications that allow us to meet these new standards. Required product modifications have added cost to our products. Many foreign jurisdictions also regulate fire retardancy standards, and changes to these standards and changes in our products that require compliance with additional standards would raise similar risks.

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

Part of our Domestic marketing and advertising strategy in certain Domestic channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the year ended December 31, 2005, in the U.S. we had approximately $36.5 million in returns for a return rate of approximately 7% of our Net sales in the U.S. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited, pro-rata 20-year warranty on mattresses sold in the U.S. and a limited 15-year warranty on mattresses sold outside of the U.S. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows.

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

We currently conduct international operations in 14 countries directly and in 46 additional countries through distributors, and we may pursue additional international opportunities. We generated approximately 36% of our Net sales from non-U.S. operations during the year ended December 31, 2005, and international suppliers provided a significant portion of our manufacturing material during this period. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, the potential unavailability of intellectual property protection and labor issues.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks, and this loss of a competitive advantage could decrease our profitability and liquidity.

We rely on trade secrets to protect the design, technology and function of our TEMPUR® material and our products. To date, we have not sought U.S. or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing viscoelastic material and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on aspects of our manufacturing processes. However, the principal product formula and manufacturing processes for our TEMPUR® material and our products are not patented and we must maintain these as trade secrets in order to protect this intellectual property. We own 11 U.S. patents, and we have 14 U.S. patent applications pending. Further, we own 45 foreign patents, and we have 28 foreign patent applications pending. In addition, we hold approximately 200 trademark registrations worldwide. We own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

Although our trademarks are currently registered in the U.S. and registered or pending in 56 foreign countries, they could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against it. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. In addition, if we incur significant costs defending our trademarks that could also decrease our liquidity and profitability. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. Furthermore, our patents may not provide meaningful protection and patents may never be issued for our pending patent applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

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

Our top five customers, collectively, accounted for 12% of our Net sales for the year ended December 31, 2005. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could reduce our liquidity and profitability.

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

We manufacture all of our products at our two facilities in Aarup, Denmark and Duffield, Virginia and are in the process of constructing a third facility in Albuquerque, New Mexico. An interruption in production capabilities at these plants as a result of equipment failure could result in our inability to produce our products, which would reduce our sales and earnings for the affected period. In addition, we generally deliver our products only after receiving the order from the customer or the retailer and thus do not hold large inventories. In the event of a stoppage in production at either of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. For example, our third party carrier could potentially be unable to deliver our products within acceptable time periods due to a labor strike or other disturbance in its business. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and harm our profitability. We have introduced new distribution programs to increase our ability to deliver products on a timely basis, but if we fail to deliver products on a timely basis, we may lose sales which could decrease our liquidity and profitability. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss.

A deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of December 31, 2005, we had approximately 1,300 full-time employees, with approximately 600 in the U.S., 300 in Denmark and 400 in the rest of the world. The employees in Denmark are under a government labor union contract, but those in the U.S. are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our Net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

The loss of the services of any members of our senior management team could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

We depend on the continued services of our senior management team. The loss of key personnel could have a material adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. We do not maintain key-person insurance for members of our senior management team other than Robert B. Trussell, Jr.

Our leverage limits our flexibility and increases our risk of default.

As of December 31, 2005, we had $344.5 million in total Long-term debt outstanding. In addition, as of December 31, 2005, our Stockholders’ Equity was $226.3 million. In October 2005, we announced an $80.0 million share repurchase program. In January 2006, our Board of Directors amended the share repurchase program to increase the total authorized purchase by $100.0 million resulting in a total authorization of $180.0 million, of which $76.0 million had been spent as of December 31, 2005. Additionally, we spent $42.8 million on share repurchases through February 24, 2006. We intend to fund the repurchase in part through borrowings under our 2005 Senior Credit Facility, which will increase leverage. Our degree of leverage could have important consequences to our investors, such as:

•	limiting our ability to obtain in the future additional financing we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements; and

•	requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, which will reduce the availability of cash flow to fund working capital, capital expenditures, product development, acquisitions and other corporate requirements.

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

We are subject to interest rate risk in connection with our issuance of variable rate debt under our 2005 Senior Credit Facility. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $2.5 million for each 1% increase in interest rates until IBOR reaches 5%. After IBOR reaches 5% our annual interest expense on the unhedged portion of our floating rate indebtedness would increase by $1.9 million for each 1% increase in interest rates. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” under Part II of this report.

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

The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations. The trading price of our common stock may fluctuate significantly in response to various factors, including:

•	actual or anticipated variations in our quarterly operating results, including those resulting from seasonal variations in our business;

•	introductions or announcements of technological innovations or new products by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to patent our products and technologies;

•	changes in estimates by securities analysts of our financial performance;

•	conditions or trends in the specialty bedding industry, or the mattress industry generally;

•	additions or departures of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by our competitors of their quarterly operating results or announcements by our competitors of their views on trends in the bedding industry;

•	regulatory developments in the U.S. and abroad;

•	economic and political factors; and

•	public announcements or filings with the SEC indicating that significant stockholders, directors or officers are selling shares of common stock.

In addition, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to operating performance. These broad market factors may seriously harm the market price of our common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in potential liabilities, substantial costs, and the diversion of our management’s attention and resources, regardless of the outcome. See Part I, ITEM 3, Legal Proceedings.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of February 28, 2006, there were 88.3 million shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties. During 2005 our two largest stockholders, private equity funds that invested in the Company in 2002 in connection with the acquisition of our predecessor, made partial distributions to their investors totaling approximately 18.0 million shares of our common stock, and one of these stockholders also sold 5.3 million shares in June 2005. In February 2006, one of these stockholders made an additional distribution of the 5.8 million shares of remaining common stock that they held in the Company. Our largest stockholder continues to hold 21.9 million shares of our common stock and may choose to make additional distributions or sales of our common stock in the future.

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

Our current principal stockholder owns a large percentage of our common stock and could limit you from influencing corporate decisions.

As of February 28, 2006, our executive officers, directors, and our largest stockholder, and their respective affiliates own, in the aggregate, approximately 32% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

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

We do not anticipate paying any dividends in the foreseeable future, although as discussed elsewhere in this report we have adopted a share repurchase program. In addition, the terms of the instruments governing our existing debt and any future debt or credit facility may preclude us from paying any dividends.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We operate in 60 countries and have wholly-owned subsidiaries in 14 countries, including our wholly-owned subsidiaries that own our manufacturing facilities in Denmark and Virginia. The following table sets forth certain information regarding our principal facilities at December 31, 2005.

We believe that our existing properties are suitable for the conduct of our business, are adequate for our present needs and, together with the manufacturing facility we are constructing in Albuquerque, New Mexico, will be adequate to meet our future needs. As described in ITEM 7. Management’s Analysis and Discussion of Financial Condition and Results of Operations, we operate in two business segments, Domestic and International.

Our Domestic operating segment consists of our U.S. manufacturing facilities and our Corporate office operating expenses. Our International operating segment consists of our manufacturing facility in Denmark.

Name/Location	Approximate Square Footage	Title	Type of Facility
Tempur Production USA, Inc. Duffield, Virginia	540,000	Owned	Manufacturing
Tempur Production USA, Inc. Albuquerque, New Mexico	750,000	Leased (until 2035)	Manufacturing (Under Construction)
Dan-Foam ApS Aarup, Denmark	517,000	Owned	Manufacturing
Tempur-Pedic, Inc. Lexington, Kentucky	72,000	Leased (until 2009)	Office and Warehouse
Tempur UK Ltd. Tempur House Middlesex, UB3 1BE, United Kingdom	56,650	Leased (until 2010 with a cancellation option in 2007)	Office and Warehouse
Tempur Deutschland GmbH Steinhagen, Germany	121,277	Owned	Office and Warehouse

In addition to the properties listed above, we have 17 facilities in 12 countries under leases with one to ten year terms. The manufacturing facility under construction in Albuquerque, New Mexico is leased as part of the related industrial revenue bond financing completed in 2005. We have an option to repurchase the property for one dollar upon repayment of the financing.

ITEM 3. LEGAL PROCEEDINGS

Between October 7, 2005 and November 21, 2005, five complaints were filed against the Company and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased the Company’s stock between April 22, 2005 and September 19, 2005. On December 29, 2005, the court consolidated these five actions (the “Securities Law Action”). Lead plaintiffs filed a consolidated complaint on February 27, 2006. In their consolidated complaint, lead plaintiffs assert claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of the Company’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. The principal allegation set forth in the Securities Law Action is that the Company did not disclose the impact of competition on its prospects. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. We strongly believe that the Securities Law Action lacks merit, and we intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Securities Law Action at this time, and we can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations.

On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of the Company, purportedly derivatively on behalf of the Company (the “Derivative Complaints”). The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold the Company’s securities on the basis of material non-public information in 2005. The Delaware derivative complaint also asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above. On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions pending the outcome of the motion to dismiss that defendants intend to file in the Securities Law Action. The Company is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of the Company. The Company is in the process of evaluating these claims.

We are involved in various other legal proceedings incident to the ordinary course of our business. We believe that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse effect on our business, financial condition, liquidity, or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning our executive officers as of the date of this report follows. There are no family relationships between any of the persons listed below, or between any of such persons and any of our directors or any persons nominated or chosen by us to become a director or executive officer.

Name	Age	Position
Robert B. Trussell, Jr.	54	Chief Executive Officer

H. Thomas Bryant	58	President

David Montgomery	44	Executive Vice President and President of International Operations

Matthew D. Clift	46	Executive Vice President of Global Operations

Dale E. Williams	43	Senior Vice President, Chief Financial Officer, and Secretary

Jeffrey B. Johnson	41	Vice President, Corporate Controller, Chief Accounting Officer and Assistant Secretary

Robert B. Trussell, Jr. is the Chief Executive Officer of Tempur-Pedic International and a member of Tempur-Pedic International’s board of directors. He has served in this capacity at Tempur-Pedic International or its predecessor since 2000, and from 2000 to December 2004, Mr. Trussell served as Tempur-Pedic International President. From 1992 to 2000, Mr. Trussell served as President of Tempur-Pedic, Inc., one of the predecessors to Tempur-Pedic International. Prior to joining Tempur-Pedic International, Mr. Trussell was general partner of several racing limited partnerships that owned racehorses in England, France and the U.S. He was also the owner of several start-up businesses in the equine lending and insurance business. Mr. Trussell received his B.S. degree from Marquette University. Mr. Trussell will retire as Chief Executive Officer of Tempur-Pedic International effective at the 2006 annual meeting of stockholders (the Annual Meeting), but, if re-elected by the stockholders, will remain a member of Tempur-Pedic International’s Board of Directors and will assume the position of Vice Chairman of the Board of Directors.

H. Thomas Bryant is the President of Tempur-Pedic International Inc. and will assume the position of Chief Executive Officer effective at the Annual Meeting. Mr. Bryant joined Tempur-Pedic International in July 2001. From July 2001 to December 2004, Mr. Bryant served as Executive Vice President and President of North American Operations. In December 2004, Mr. Bryant was promoted to President of Tempur-Pedic International. Prior to joining Tempur-Pedic International, from 1998 to 2001, Mr. Bryant was the President and Chief Executive Officer of Stairmaster Sports & Medical Products, Inc. From 1989 to 1997, Mr. Bryant served in various senior management positions at Dunlop Maxfli Sports Corporation, most recently as President. Prior to that, Mr. Bryant spent 15 years in various management positions at Johnson & Johnson. Mr. Bryant received his B.S. degree from Georgia Southern University.

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

Dale E. Williams joined Tempur-Pedic International in July 2003 and serves as Senior Vice President, Chief Financial Officer and Secretary. From 2001 to September 2002, Mr. Williams served as Vice President and Chief Financial Officer of Honeywell Control Products, a division of Honeywell International, Inc. From September 2002, when he left Honeywell in connection with a reorganization, to July 2003, Mr. Williams received severance from Honeywell and was not employed. From 2000 to 2001, Mr. Williams served as Vice President and Chief Financial Officer of Saga Systems, Inc./Software AG, Inc. Prior to that, Mr. Williams spent 15 years in various management positions at General Electric Company, most recently as Vice President and Chief Financial Officer of GE Information Services, Inc. Mr. Williams received his B.A. degree in finance from Indiana University.

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

Market for Registrant’s Common Equity

Our sole class of common equity is our $0.01 par value common stock, which is trading on the New York Stock Exchange (NYSE) under the symbol “TPX.” Trading in our common stock commenced on the NYSE on December 18, 2003. Prior to that time, there was no public trading market for our common stock.

The following table sets forth the high and low sales prices per share, at closing, of our common stock as reported by the NYSE for the fiscal periods indicated.

	High	Low
Fiscal 2004
First Quarter	$17.90	$15.30
Second Quarter	$16.95	$12.28
Third Quarter	$15.19	$11.56
Fourth Quarter	$21.20	$15.25

Fiscal 2005
First Quarter	$21.46	$17.73
Second Quarter	$24.63	$18.57
Third Quarter	$23.82	$10.98
Fourth Quarter	$12.97	$9.72

In connection with our recapitalization in August 2003, we distributed approximately $160.0 million to our equityholders as a return of capital. Aside from this distribution, we have not declared or paid any dividends on our common stock. As discussed elsewhere in this report, we have adopted a share repurchase program. Other than purchases of our common stock pursuant to our share repurchase program, we currently intend to retain our future earnings, if any, to support the growth and development of our business, and we do not anticipate paying any dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and other factors that our board of directors may deem relevant.

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

Related Stockholder Matters

The information under the section entitled “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table sets forth our purchases of equity securities for the year ended December 31, 2005:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2005 - October 31, 2005	1,826,100	$10.82	1,826,100	$60.2
November 1, 2005 - November 30, 2005	3,277,000	$10.73	3,277,000	$25.1
December 1, 2005 - December 31, 2005	1,736,800	$12.14	1,736,800	$4.0

Total	6,839,900		6,839,900

On October 18, 2005, our Board of Directors authorized the repurchase of up to $80.0 million of the common stock. Share repurchases under this program were made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we deemed appropriate. During 2005, we repurchased 6.8 million shares, at a total cost of $76.0 million. We funded these share repurchases from borrowings under the 2005 Senior Credit Facility and funds from operations.

On January 25, 2006, our Board of Directors amended the share repurchase program described above to increase the total authorization by an additional $100.0 million resulting in a total authorization to purchase up to $180.0 million of Tempur-Pedic International Inc.’s common stock. Accordingly, as of January 25, 2006, because we had already purchased $76.0 million of shares under the program, we were authorized to purchase up to $104.0 million of our common stock. Since January 25, 2006, we have repurchased an additional 3.7 million shares at a total cost of $42.8 million through February 24, 2006. The share repurchases have been and will continue to be funded from borrowings under the 2005 Senior Credit Facility and funds from operations.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. Tempur World, Inc. was formed on January 1, 2000 to combine the manufacturing facilities and the worldwide distribution capabilities of all Tempur products, and our predecessor company for the period from January 1, 2001 to October 31, 2002 is Tempur World, Inc. Tempur-Pedic International was formed in 2002 by TA Associates, Inc. (TA) and Friedman Fleischer & Lowe, LLC (FFL) to acquire Tempur World, Inc., or Tempur World. This acquisition occurred effective November 1, 2002 and is sometimes referred to herein as the “Tempur Acquisition”. We completed the Tempur Acquisition (which we accounted for using the purchase method of accounting) as of November 1, 2002. As a result of adjustments to the carrying value of assets and liabilities pursuant to the acquisition, the financial position and results of operations for periods subsequent to the Tempur Acquisition are not comparable to those of our predecessor.

We have derived our statements of income and balance sheet data as of and for the years ended December 31, 2005, 2004 and 2003, and for the two months ended December 31, 2002 from our audited financial statements. We have derived the statement of income and balance sheet data as of and for the ten months ended October 31, 2002, and the year ended December 31, 2001 from the audited financial statements of our predecessor company. Our financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are included elsewhere in this report.

	Tempur-Pedic International Inc.							Predecessor
	2005		2004		2003		Period From November 1, 2002 to December 31, 2002	Period From January 1, 2002 to October 31, 2002		2001
Statement of Income Data:
Net sales	$836,732		$684,866		$479,135		$60,644	$237,314		$221,514
Cost of sales(1)	412,790		323,852		223,865		37,812	110,228		107,569

Gross profit	423,942		361,014		255,270		22,832	127,086		113,945
Operating expenses(2)	233,088		209,979		158,196		23,815	86,693		83,574

Operating income/(loss)	190,854		151,035		97,074		(983)	40,393		30,371
Interest expense, net	(20,264)		(23,550)		(20,521)		(2,955)	(6,292)		(6,555)
Other income/(expense)(3)	(4,118)		(5,298)		(15,351)		1,331	(1,724)		(316)

Income/(loss) before income taxes	166,472		122,187		61,202		(2,607)	32,377		23,500
Income taxes	67,143		47,180		23,627		640	12,436		11,643

Net income/(loss)	99,329		75,007		37,575		(3,247)	19,941		11,857
Preferred stock dividend	—		—		—		1,958	1,238		345

Net income/(loss) available to common stockholders	$99,329		$75,007		$37,575		$(5,205)	$18,703		$11,512

Balance Sheet Data (at end of period):
Cash and cash equivalents	$17,855		$28,368		$14,230		$12,654	$6,380		$7,538
Restricted cash(4)	—		—		60,243		—	—		—
Total Assets	702,311		639,623		620,349		448,593	199,641		176,841
Total senior debt	193,056		192,171		226,522		148,121	88,817		104,352
Total debt(5)	344,481		289,671		376,522		198,352	89,050		106,023
Redeemable preferred stock	—		—		—		—	15,331		11,715
Total Stockholders’ Equity	$226,329		$213,621		$122,709		$151,606	$39,895		$16,694

Other Financial and Operating Data (GAAP):
Depreciation and amortization(6)	$27,882		$28,519		$23,975		$3,306	$10,383		$10,051
Net cash provided by operating activities	$102,249		$76,966		$46,950		$12,385	$22,706		$19,716
Net cash used by investing activities	$(86,584)		$(38,351)		$(71,107)		$(1,859)	$(4,646)		$(34,862)
Net cash (used) provided by financing activities	$(19,955)		$(28,507)		$26,574		$(4,221)	$(19,702)		$12,593
Diluted earnings (loss) per share	$.97		$0.73		$0.39		$(0.67)	N/A		N/A
Capital expenditures	$84,881		$38,419		$32,597		$1,961	$9,175		$35,241

Other Financial and Operating Data (non-GAAP):
Ratio of earnings to fixed charges(7)	7.9	x	5.9	x	3.6	x	—	5.1	x	4.3	x
Number of pillows sold, net(8)	2,535,981		2,896,786		2,751,221		—	—		—
Number of mattresses sold, net(8)	685,316		547,705		367,189		—	—		—

(1)	Includes $9.8 million in non-cash charges for the two months ended December 31, 2002 relating to the step-up in inventory as of November 1, 2002 relating to the Tempur Acquisition.
(2)	Includes $6.9 million, $9.4 million, and $9.3 million in non-cash charges for the years ended December 31, 2005, 2004, and 2003, respectively. These amounts are comprised of $4.0 million, $4.2 million, and $5.1 million in amortization of definite-lived intangibles in 2005, 2004, and 2003, respectively; and $2.9 million, $5.2 million, and $4.2 million in non-cash stock-based compensation expense relating to restricted stock units, stock option grants, and acceleration in 2005, 2004, and 2003, respectively.
(3)	Includes $5.4 million in debt extinguishment charges for the redemption premium related to the redemption of $52.5 million of Senior Subordinated Notes for the year ended December 31, 2004. For the year ended December 31, 2003, includes $13.7 million in debt extinguishment charges relating to the write-off of deferred financing fees, the write-off of original issue discount and prepayment penalties in connection with the Recapitalization in August 2003.
(4)	As of December 31, 2003, we had approximately $60.2 million in restricted cash for the redemption of an aggregate principal amount of $52.5 million of Senior Subordinated Notes, the payment of a redemption premium of approximately $5.4 million and accrued interest expense of approximately $2.4 million, which was paid in January 2004.
(5)	Includes $52.5 million in aggregate principal amount of Senior Subordinated Notes redeemed on January 23, 2004 for the year ended December 31, 2003.
(6)	Includes $2.9 million, $5.2 million, and $4.2 million in non-cash stock-based compensation expense related to restricted stock units, stock option grants, and acceleration in 2005, 2004, and 2003, respectively.
(7)	The ratio of earnings to fixed charges for the period from November 1, 2002 to December 31, 2002 is less than one to one. Earnings deficiency for this period is $5.4 million.
(8)	Number of units sold, net is after the consideration of returned mattresses and pillows and excludes units shipped to fulfill warranty claims and promotional activities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and the audited consolidated financial statements and accompanying notes thereto included elsewhere in this report. Unless otherwise noted, all of the financial information in this report is consolidated financial information for Tempur-Pedic International Inc. or its predecessor. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “Part I—ITEM 1A.Risk Factors.” Our actual results may differ materially from those contained in any forward-looking statements.

Overview

General—We are the leading global manufacturer, marketer and distributor of premium mattresses and pillows, which we sell globally in 60 countries primarily under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary pressure-relieving TEMPUR® material is temperature sensitive, has a high density and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

Business Segment Information—We have two operating business segments: Domestic and International. These reportable segments are strategic business units that are managed separately.

The Domestic operating segment consists of our U.S. manufacturing facility, whose customers include our U.S. distribution subsidiary and certain North and South American third party distributors. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Domestic segment. We evaluate segment performance based on Net sales and Operating income. For the purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Corporate office operating expenses and certain amounts for goodwill and other assets that are carried at the holding company level are included in the Domestic operating segment.

Economic and Industry Trends—According to ISPA, from 1991 to 2005, mattress unit sales grew in the U.S. at an average of approximately 500,000 units annually, with approximately 22.0 million mattress units sold in the U.S. in 2005. We believe a similar number of mattress units were sold outside the U.S. in 2005.

For a further discussion of factors that could impact operating results, see the section entitled “Factor That May Affect Future Performance” included within this section and “Risk Factors” in ITEM 1A, which are incorporated herein by reference.

Strategy and Outlook

Our long-term goal is to become the world’s largest bedding company. In order to achieve this goal, we expect to continue to pursue certain key strategies in 2006:

•	We currently intend to maintain our focus primarily on premium mattresses and pillows and to regularly introduce new products. In September 2005, we launched a new pillow collection exclusively for the Japanese market, the same market where we unveiled a new futon product in January 2005. We launched our Scandinavian Bed Collection throughout Europe, which was previously only available in the Nordic markets. Over the past year in the U.S., we have also launched ‘The EuroBed by Tempur-PedicTM’, ‘The OriginalBed by Tempur-PedicTM’, and ‘The BodyPillow by Tempur-PedicTM’. At The World Market in Las Vegas in January 2006, we launched ‘The GrandBed by Tempur-PedicTM’ and the ‘The RhapsodyBed by Tempur-PedicTM’ as well as a newly updated version of ‘The ClassicBed by Tempur-PedicTM’. These new product offerings, launched in January 2006, will be coming to retail in the first half of 2006.

•	We plan to continue to invest in increasing our global brand awareness through targeted marking and advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	We plan to continue to extend our presence on a targeted basis in retail stores in the U.S. and internationally.

•	We plan to continue to invest in our operating infrastructure to meet the requirements of our growing business, including investments in our research and development capabilities.

Results of Operations

Key financial highlights for 2005 were as follows:

•	Our consolidated net sales rose 22% to $836.7 million in 2005 from $684.9 million during 2004. Retail channel sales worldwide increased 31%. Sales in the U.S. retail channel grew 30%. Sales in the international retail channel increased 31%. Our retail channel continues to be our largest and fastest growing channel by far and the principal driver of our growth in recent years. Growth in all our other channels was flat or slightly down in 2005.

•	Our operating income increased $39.9 million or 26% to $190.9 million in 2005. Operating income as a percentage of Net sales was 23% for 2005 and 22% for 2004.

•	Our Board of Directors authorized an $80.0 million share repurchase program in October 2005. We repurchased more than 6.8 million shares of our common stock at a total cost of $76.0 million during the fourth quarter. In January 2006, our Board of Directors increased our authorization by an additional $100.0 million to a total of $180.0 million.

•	The Company completed the repatriation of $155.7 million of foreign earnings repatriated during the year related to the American Jobs Creation Act of 2004.

The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of Net sales:

(In millions, except percentages and earnings per share)	Year Ended December 31,
	2005		2004		2003
Net sales	$836.7	100%	$684.9	100%	$479.1	100%
Cost of sales	412.8	49	323.9	47	223.8	47

Gross profit	423.9	51	361.0	53	255.3	53
Selling and marketing expenses	162.2	20	138.7	21	106.7	22
General and administrative and other	70.8	8	71.3	10	51.5	11

Operating income	190.9	23	151.0	22	97.1	20
Interest expense, net	(20.3)	(2)	(23.5)	(3)	(20.5)	(4)
Loss on debt extinguishment	(4.2)	(1)	(5.4)	(1)	(13.7)	(3)
Other income (expense), net	0.1	—	0.1	—	(1.7)	—

Income before income taxes	166.5	20	122.2	18	61.2	13
Income tax provision	67.2	8	47.2	7	23.6	5

Net income	$99.3	12%	$75.0	11%	$37.6	8%

Earnings per share:
Diluted	$0.97		$0.73		$0.39

Weighted average shares outstanding:
Basic	98.0		97.7		11.3

Diluted	102.1		102.9		95.3

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

We generate sales through four distribution channels: Retail, Direct, Healthcare, and Third party. The Retail channel sells to furniture, specialty and department stores. The Direct channel sells directly to consumers. The Healthcare channel sells to hospitals, nursing homes, healthcare professionals and medical retailers. The Third party channel sells to distributors in countries where we do not operate our own distribution. The following table sets forth Net sales information, by channel:

	Consolidated		Domestic		International
	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2005	Year Ended December 31, 2004
($ in millions)
Retail	$639.0	$489.5	$426.0	$327.1	$213.0	$162.4
Direct	103.2	99.7	88.6	84.2	14.6	15.5
Healthcare	45.9	46.6	11.0	11.5	34.9	35.1
Third Party	48.6	49.1	10.7	8.0	37.9	41.1

	$836.7	$684.9	$536.3	$430.8	$300.4	$254.1

Domestic	$536.3	$430.8
International	300.4	254.1

Total	$836.7	$684.9

A summary of Net sales by product is below:

	Consolidated		Domestic		International
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
($ in millions)	2005	2004	2005	2004	2005	2004
Net sales:
Mattresses	$566.4	$433.3	$392.0	$302.5	$174.4	$130.8
Pillows	126.2	138.0	54.0	54.4	72.2	83.6
Other	144.1	113.6	90.3	73.9	53.8	39.7

	$836.7	$684.9	$536.3	$430.8	$300.4	$254.1

Units sold:
Mattresses	685,316	547,705	383,663	323,444	301,653	224,261
Pillows	2,535,981	2,896,786	1,100,725	1,117,640	1,435,256	1,779,146

Net sales. Net sales for the year ended December 31, 2005 increased to $836.7 million from $684.9 million, an increase of $151.8 million, or 22%. This increase in Net sales was primarily attributable to the continued execution of our core strategy of investing to build our global brand awareness and penetrating existing channels. During 2005, Net sales growth attributable to foreign currency exchange rate fluctuation was $1.9 million, which represented less than 1% of Net sales. Our largest channel continues to be Retail, which increased $149.5 million, or 31% in 2005. The growth in our Retail channel reflects our focus on targeted penetration of furniture retail stores in both our Domestic and International markets. Additionally, we added new product offerings to our existing line in both our Domestic and International markets in 2005 as described in our segments discussions below. Our Direct channel increased 4% while the Healthcare and Third party channels decreased 2%, and 1%, respectively. The decrease in our Third party channel was primarily due to persistent weakness in our International pillow business, mainly in Asia. While this business continues to recover, it has not returned to operating performance levels that we expected for the year. Consolidated pillow sales decreased approximately $11.8 million from 2004, primarily attributable to a decline in our International sales in Asia to certain Third Party distributors.

Although our Net sales rose 22% for the year ended December 31, 2005, our sales growth slowed considerably during 2005, with Net sales in the fourth quarter of 2005 increasing 9% as compared to the fourth quarter of 2004. In particular, sales in our U.S. Retail channel were lower than expected as we faced a more challenging retail environment in the second half of 2005. We have undertaken several initiatives to accelerate Domestic sales growth and otherwise strengthen our business in 2006. These initiatives include expanding our retail sales force in both the U.S. and internationally and increasing our marketing investment around the world to continue building our brand awareness.

Domestic. Domestic Net sales for the year ended December 31, 2005 increased to $536.3 million from $430.8 million for the same period in 2004, an increase of $105.5 million, or 24%. Our Domestic Retail channel continues to be our largest channel, with $426.0 million in Net sales for 2005. This is an increase of $98.9 million, or 30% over the prior year. This increase is primarily a result of our expanding distribution for our products into additional retail furniture and bedding stores. In 2005, we added approximately 1,210 retail furniture and bedding doors and introduced two new mattress products, ‘The EuroBed by Tempur-PedicTM’ and ‘The OriginalBed by Tempur-PedicTM’. Our Third Party channel increased 34% due to the continued focus on expanding our distribution network in North, Central and South America. Our Direct channel grew 5%, while our Healthcare channel decreased 4%. Domestic mattress sales in 2005 increased $89.5 million, or 30%, over the same period in 2004. Pillow sales decreased $0.4 million, or 1%. During 2004, pillow sales were positively impacted by the launch of a new pillow line with one of our largest Retail channel customers. While we launched a new pillow product in 2005 with the same customer, we did not receive the same positive market response as we did in 2004.

International. International Net sales for the year ended December 31, 2005 increased to $300.4 million from $254.1 million for the same period in 2004, an increase of $46.3 million, or 18%. The largest channel in our International segment continues to be our Retail channel, which increased $50.6 million, or 31%, for the year ended December 31, 2005. The growth in Retail sales is due to the addition of new stores to the channel and successful new product launches during the year. We added approximately 800 furniture retail and department store doors in 2005 and increased distribution of our Scandinavian Bed Collection in Europe which was previously only available in the Nordic region. Our Direct, Healthcare, and Third party channels had sales decreases of 6%, 1%, and 8%, respectively. The decrease in our Direct channel is primarily related to the decision to change our Direct sales operation in several European markets in favor of a modified version of the program that directs potential customers to furniture retail and department stores that sell our products. Our Healthcare channel decreased primarily due to changes in government reimbursement policies in certain countries. Our Third Party channel decreased due to strategic changes in our International Third Party channel in Asia that we implemented in order to protect our subsidiary distribution in the region. International mattress sales increased $43.6 million, or 33%, for 2005. Pillow sales decreased $11.4 million, or 14%, as compared to 2004. The decrease in pillow sales is primarily related to our efforts to limit cross importation into existing markets in Asia.

Gross profit. Gross profit for the year ended December 31, 2005 increased to $423.9 million from $361.0 million for the same period in 2004, an increase of $62.9 million, or 17%. Our margins are impacted by the relative rate of growth in our Retail channel. Sales in our Retail channel are generally at wholesale prices. The overall shift in our product mix to mattresses is also a factor because our mattresses generally carry lower margins than our pillows. We expect continued downward pressure on our margins as a result of the continued growth in our Retail channel and in mattress sales. Our margins are also impacted by changes in our manufacturing capacity, which affects our utilization.

Increases in shipping costs also reduced our margins in 2005. We began importing several mattress models from Europe in the first quarter of 2005, and we continued importing through the end of the third quarter in order to build the necessary stock levels of the EuroBed that was introduced to the U.S. during the year. Therefore, we incurred additional freight costs to bring this inventory from Europe. As a result of sales in the U.S. growing at a slower rate than expected, increased productivity at our U.S. manufacturing facility and the new capability to make EuroBed mattresses in our U.S. manufacturing facility, we will no longer be importing mattresses from Denmark. Accordingly, as part of our current production plan, we began to reduce our inventory levels in the fourth quarter of 2005 and plan to continue to manage inventory levels in the future.

Increases in raw materials costs also reduced our margin. We currently believe there will continue to be cost pressures from the recent rise in chemical prices driven primarily by natural gas increases, and fuel surcharges for the transportation and delivery of our products. We have taken steps to mitigate the impact of price increases through productivity and efficiency initiatives, including negotiated discounts for many of our chemical purchases, reverse auctions on certain material purchases, purchasing leverage on consolidated global buying, and implementation of warehousing and shipping efficiencies.

Domestic. Domestic Gross profit for the year ended December 31, 2005 increased to $240.7 million from $211.7 million, an increase of $29.0 million, or 14%. The Gross profit margin in our Domestic segment was 45% and 49% for 2005 and 2004, respectively. For the year ended December 31, 2005, the Gross profit margin for the Domestic segment was impacted by the increase in our Retail channel sales, the increased freight costs of importing products from our Danish manufacturing facility, and increases in raw materials costs. In addition, during the third quarter, we simultaneously introduced the EuroBed and the OriginalBed and succeeded in placing these products with a large number of retailers. However, as part of this rollout process, we discounted showroom floor models for retail accounts and this negatively impacted our gross profit margins. We completed the majority of the these rollouts during 2005. Our Domestic Cost of sales increased to $295.6 million for the year ended December 31, 2005 as compared to $219.1 million for the year ended December 31, 2004, an increase of $76.5 million, or 35%.

International. International Gross profit for the year ended December 31, 2005 increased to $183.2 million from $149.3 million, an increase of $33.9 million, or 23%. The Gross profit margin in our International segment was 61% and 59% for 2005 and 2004, respectively. For the year ended December 31, 2005, the Gross profit margin for the International segment was impacted by product and geographic mix. In addition, increased levels of production to satisfy U.S. demand improved the level of manufacturing capacity utilization. Our International Cost of sales increased to $117.2 million for the year ended December 31, 2005, as compared to $104.8 million for the year ended December 31, 2004, an increase of $12.4 million, or 12%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, and sales force compensation and customer service. We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. Selling and marketing expenses increased to $162.2 million for the year ended December 31, 2005 as compared to $138.7 million for the year ended December 31, 2004, an increase of $23.5 million, or 17%. The increase in Selling and marketing expenses was due to additional spending on advertising, sales compensation and point of purchase materials. Selling and marketing expenses as a percentage of Net sales decreased to 19% during 2005 from 21% for 2004. The decrease was due primarily to the increase in the Net sales of our Retail channel. Our Retail channel has lower selling expenses than our other channels on a combined basis and, accordingly, our Selling and marketing expenses as a percentage of our Net sales are affected by the level of our Retail sales as a percentage of our Net sales.

General and administrative and other. General and administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new product developments. General and administrative and other expenses decreased to $70.8 million for the year ended December 31, 2005 as compared to $71.3 million for the year ended December 31, 2004, a decrease of $0.5 million, or 1%. While costs such as depreciation, salary expenses and property and franchise taxes increased in connection with our continued growth, other costs such as stock-based compensation and compliance with Sarbanes-Oxley requirements decreased.

General and administrative and other expenses as a percentage of Net sales were 8% and 10% for the years ended December 31, 2005 and December 31, 2004, respectively. The decrease as a percentage of sales was due to increased operating leverage from fixed administrative costs. Additionally, the costs of complying with Sarbanes-Oxley requirements were substantially less than the prior year, when we were incurring the costs of first year compliance.

Certain options granted during the year prior to the initial public offering have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. As of December 31, 2005 and 2004, we had remaining unearned stock-based compensation of $2.2 million and $5.1 million, respectively, including restricted stock units. We recorded $2.9 million and $5.2 million of compensation expense for the years ended December 31, 2005 and 2004, respectively, related to amortization of this stock-based compensation. The future amortization of remaining unearned stock-based compensation costs as of December 31, 2005 will be $1.5 million in 2006 and $0.7 million in 2007.

Interest expense, net. Interest expense, net includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $20.3 million for the year ended December 31, 2005 as compared to $23.5 million for the year ended December 31, 2004, a decrease of $3.2 million, or 14%. This decrease in interest expense is attributable to lower average debt levels in 2005 and capitalized interest costs of $2.6 million for the year ended December 31, 2005 related to the construction of our new manufacturing facility.

Loss on debt extinguishment. Loss on debt extinguishment for the year ended December 31, 2005 was $4.2 million. Of that loss, $0.7 million relates to the write-off of deferred financing fees associated with the European Term A Loan, which was prepaid on March 31, 2005. In the fourth quarter of 2005, we also incurred a non-cash write-off of $3.5 million related to deferred financing charges from our 2003 Senior Credit Facility. Loss on debt extinguishment for the year ended December 31, 2004 was $5.4 million and relates to our redemption in January 2004 of $52.5 million aggregate principal amount of the outstanding Senior Subordinated Notes.

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our domestic and foreign operations. For the year ended December 31, 2005, our Income tax provision also includes an expense of $6.6 million related to the repatriation of foreign earnings under the provisions of the Jobs Creation Act of 2004 and a benefit of $1.6 million related to a favorable state tax ruling. Our effective income tax rates for the year ended December 31, 2005 and for the year ended December 31, 2004 differed from the federal statutory rate principally because of the effect of the charge for the repatriation in 2005, the benefit from the favorable state tax ruling in 2005, certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain foreign net operating losses, and compensation expense associated with certain options granted prior to the initial public offering.

Our effective tax rate for the year ended December 31, 2005 was 40.3%. Excluding the impact of the transactions and adjustments described above, our effective tax rate would have been 37.3% for the year ended December 31, 2005. For the same period in 2004, the effective tax rate was 38.6%.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

The following table sets forth Net sales information, by channel:

	Consolidated		Domestic		International
($ in millions)	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2003
Retail	$489.5	$313.4	$327.1	$192.2	$162.4	$121.2
Direct	99.7	86.9	84.2	75.0	15.5	11.9
Healthcare	46.6	43.1	11.5	9.8	35.1	33.3
Third Party	49.1	35.7	8.0	5.2	41.1	30.5

	$684.9	$479.1	$430.8	$282.2	$254.1	$196.9

Domestic	$430.8	$282.2
International	254.1	196.9

Total	$684.9	$479.1

Net sales. Net sales for the year ended December 31, 2004 were $684.9 million as compared to $479.1 million for the year ended December 31, 2003, an increase of $205.8 million, or 43%. This increase in Net sales was primarily attributable to the execution of our core strategy of investing to build our global brand awareness and penetrating existing channels. During 2004, Net sales growth attributable to foreign currency exchange rate fluctuation was $22.5 million, which represented 3.3% of Net sales. The increase in our Net sales was realized across all of our channels. Our largest channel was Retail, which increased $176.1 million, or 56% in 2004. Our

Direct, Healthcare and Third party channels increased 15%, 8%, and 38%, respectively. This increase in our Third party channel was primarily due to continued expansion into new markets as well as increased distribution into our existing markets.

Domestic. Domestic Net sales for the year ended December 31, 2004 increased to $430.8 million from $282.2 million, an increase of $148.6 million, or 53%. Our largest Domestic channel was Retail, which increased $134.9 million, or 70% in 2004. This increase in Domestic Retail is a continuation of our strategy to expand distribution for our products into retail furniture and bedding stores. Our Direct, Healthcare and Third party channels grew 12%, 17%, and 54%, respectively. Our Third party channel increased primarily due to expanding our distribution network in North and Central America.

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

Gross profit. Gross profit for the year ended December 31, 2004 increased to $361.0 million from $255.3 million, an increase of $105.7 million, or 41%. Our margins are impacted by the relative rate of growth in our Retail channel because sales in our Retail channel are generally at wholesale prices. Our margins are also impacted by additions to our manufacturing capacity, which affects our utilization rates.

Domestic. Domestic Gross profit for the year ended December 31, 2004 increased to $211.7 million from $135.1 million, an increase of $76.6 million, or 57%. The Gross profit margin in our Domestic segment was 49% and 48% for 2004 and 2003, respectively. During 2004, the Domestic Gross profit margin was impacted by favorable product mix resulting from increased sales of our higher margin mattress models and increased utilization of our manufacturing capacity, offset by the increase in our Retail channel sales.

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

Selling and marketing expenses. Selling and marketing expenses increased to $138.7 million for the year ended December 31, 2004 as compared to $106.7 million for the year ended December 31, 2003, an increase of $32.0 million, or 30%. The increase in Selling and marketing expenses was due to additional spending on advertising, sales compensation and point of purchase materials. Selling and marketing expenses as a percentage of Net sales decreased to 21% during the year ended December 31, 2004 from 22% for the year ended December 31, 2003. The decrease as a percentage of Net sales was primarily due to an increase in the Net sales of our Retail channel.

General and administrative and other. General and administrative and other expenses increased to $71.3 million for the year ended December 31, 2004 as compared to $51.5 million for the year ended December 31, 2003, an increase of $19.8 million, or 38%. The increase was primarily due to stock-based compensation expense and other additional spending on corporate overhead expenses, including information technology and professional services. For the year ended December 31, 2004, we incurred expenses of $0.9 million relating to our secondary offering, and $1.8 million in costs associated with our implementation of Sarbanes-Oxley Section 404 requirements. The decrease as a percentage of sales was due to increased operating leverage from fixed administrative costs.

Interest expense, net. Interest expense, net includes the interest costs associated with our 2003 Senior Credit Facility and Senior Subordinated Notes and the amortization of deferred financing costs related to those facilities.

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

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of the utilization of foreign tax credits associated with our foreign earnings and profits and net operating losses for certain of our foreign operations. Our effective income tax rates for the year ended December 31, 2004 and for the year ended December 31, 2003 differed from the federal statutory rate principally because of the effect of certain foreign tax rate differentials, state and local income taxes, and valuation allowances on foreign net operating losses and foreign tax credits. Our effective tax rate for the years ended December 31, 2004 and 2003 was 38.6%.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations and borrowings. Our principal uses of funds consist of capital expenditures, payments of principal and interest on our debt facilities, and share repurchases made from time to time pursuant to a share repurchase program. At December 31, 2005, we had working capital of $107.3 million including Cash and cash equivalents of $17.9 million as compared to working capital of $114.7 million including $28.4 million in Cash and cash equivalents as of December 31, 2004. As outlined below, increased borrowings, coupled with a lower level of cash on hand, led to a 6% decrease in working capital from December 31, 2004 to December 31, 2005.

Our cash flow from operations increased to $102.2 million for the year ended December 31, 2005 as compared to $77.0 million for the year ended December 31, 2004. The increase in operating cash flows was primarily related to the increase in our net income and changes in certain operating assets and liabilities. Net income for the year ended December 31, 2005 increased by $24.3 million compared to the year ended December 31, 2004. Due to the limited capacity in our U.S. manufacturing operations and the longer lead time required to import our products from our Danish manufacturing facility, we increased our inventory levels $18.4 million for the year ended December 31, 2005, compared to an increase of only $6.3 million for the year ended December 31, 2004. Net sales in the U.S. grew at a slower rate than previously expected in the last half 2005 and also contributed to the inventory level increase. As a result of net sales in the U.S. growing at a slower rate than expected, increased productivity at our U.S. manufacturing facility and the new capability to make EuroBed mattresses in our U.S. manufacturing facility, we will no longer be importing mattresses from Denmark. Accordingly, as part of our current production plan, we began to reduce our inventory levels in the fourth quarter of 2005 and plan to continue to manage inventory levels in the future.

In addition, as our Retail channel grows we continue to experience increases in our Accounts receivable because this is largely a credit-based sales channel. During 2005, Accounts receivable increased $27.3 million compared to an increase of $33.0 million for the year ended December 31, 2004. Other operating assets and liabilities provided $5.4 million of working capital for the year ended December 31, 2005, compared to a use of $0.4 million for the year ended December 31, 2004, mainly due to the timing of certain income tax payments. Together, these result in $25.2 million of increased operating cash flows for the year ended December 31, 2005 compared to the same period in the prior year.

Net cash used in investing activities increased to $86.6 million for the year ended December 31, 2005 as compared to $38.4 million for the year ended December 31, 2004, an increase of $48.2 million. Investing activities in the year ended December 31, 2005 consisted primarily of $73.0 million related to the construction of our new manufacturing facility in New Mexico.

Cash flow used by financing activities was $20.0 million for the year ended December 31, 2005 as compared to $28.5 million for the year ended December 31, 2004, representing a decrease in cash flow used of $8.5 million. This decrease is due primarily to our increased debt borrowings in 2005. In 2005, our debt borrowings were $532.3 million, and we had debt repayments of $476.2 million. The increased leverage allowed us to fund the repatriation of foreign earnings under the Jobs Creation Act and to fund the construction of our new manufacturing facility in New Mexico. Our Board of Directors authorized an $80.0 million share repurchase program in October 2005. We repurchased more than 6.8 million shares of our common stock at a total cost of $76.0 million during the fourth quarter. On January 25, 2006, Tempur-Pedic International Inc.’s Board of Directors amended the stock repurchase program described above to increase the total authorization by an additional $100.0 million resulting in a total authorization to purchase up to $180.0 million of Tempur-Pedic International Inc.’s common stock. We expect to fund these share repurchases from borrowings under the 2005 Senior Credit Facility and funds from operations. In 2004, we had debt borrowings of $50.5 million and debt repayments of $138.8 million of which $60.2 million was funded by cash held in trust for the repayment of Senior Subordinated Notes.

Capital Expenditures

Capital expenditures totaled $84.9 million for year ended December 31, 2005, including $2.6 million in capitalized interest costs related to the construction of our new manufacturing facility discussed below. Capital expenditures totaled $38.4 million for the year ended December 31, 2004. We currently expect our 2006 capital expenditures to be approximately $35.0 million including approximately $15.0 million for the completion of the new manufacturing facility. As of December 31, 2005, we had commitments of $9.2 million associated with the construction of our new plant.

In order to meet anticipated future demands for our products, we commenced construction of our third manufacturing facility in September 2004, located in Albuquerque, New Mexico. The new facility is expected to be completed in the fourth quarter of 2006. Our expected capital expenditures related to this facility are approximately $90.0 million. This facility will allow us to meet the demands for our products primarily in the western U.S. as well as certain third party distributors.

In 2004, we completed expansions of both our present manufacturing facilities. Our Danish facility expansion cost approximately $18.4 million, and our Duffield, Virginia facility expansion cost approximately $21.0 million. The additional production capacity at our U.S. manufacturing facility allowed us to significantly increase our mattress manufacturing capacity. The expansion at our Danish facility allowed us to meet the demands for our international operations.

Debt Service

Senior Credit Facility Refinancing. On October 18, 2005, Tempur-Pedic International Inc. entered into a credit agreement (the 2005 Senior Credit Facility) with Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, Inc., Bank of America, N.A., Fifth Third Bank, Nordea Bank Danmark, A/S and Suntrust Bank. We used proceeds from the 2005 Senior Credit Facility to pay off amounts outstanding under our 2003 Senior Credit Facility and an unsecured revolving credit facility, among other things. The 2003 Senior Credit Facility was terminated upon repayment, and we recorded a non-cash write-off of $3.5 million in October 2005 related to deferred financing charges from our 2003 Senior Credit Facility.

The 2005 Senior Credit Facility consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $340.0 million. The domestic credit facility is a five-year, $200.0 million revolving credit facility (Domestic Revolver). The foreign credit facilities consist of a $30.0 million revolving credit facility (Foreign Revolver) and $110.0 million term loan (Foreign Term Loan). The various credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in the 2005 Senior Credit Facility, plus one of the following indexes: (i) LIBOR and (ii) for U.S. dollar-denominated loans only, a base rate (defined as the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus .50%). We also pay an annual facility fee on the total amount of the 2005 Senior Credit Facility. The facility fee is calculated based on the consolidated leverage ratio and ranges from .175% to .35%.

The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International Inc., Tempur World, LLC and Tempur World Holdings, LLC, as well as certain other subsidiaries of ours, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all U.S. assets. The maturity date of the 2005 Senior Credit Facility is October 18, 2010. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting us, among the most significant of which are a fixed charge coverage ratio requirement and a consolidated leverage ratio requirement. We were in compliance with all covenants as of December 31, 2005.

At December 31, 2005, we had a total of $230.0 million of long-term revolving credit facilities under the 2005 Senior Credit Facility, which was comprised of the $200.0 million Domestic Revolver and the $30.0 million Foreign Revolver (collectively, the Revolvers). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers were $56.5 million at December 31, 2005. After giving effect to letters of credit and $83.0 million in borrowings under the Domestic Revolver, total availability under the Revolvers was $90.5 million at December 31, 2005. There were no borrowings under the Foreign Revolver as of December 31, 2005.

As of December 31, 2005, Dan Foam ApS had borrowed all amounts available under the Foreign Term Loan. Dan-Foam ApS used these borrowings and cash on hand to fund the repatriation of foreign earnings of $155.7 million during 2005. See Note 10 in the Notes to Consolidated Financial Statements for further discussion of the Jobs Creation Act.

On February 8, 2006, Tempur-Pedic International Inc. entered into an amendment to its 2005 Senior Credit Facility, with Tempur-Pedic International Inc. and certain of its subsidiaries and a syndicate of banks, including Bank of America, N.A. The amendment, among other things, (i) increases the amount available under the 2005 Senior Credit Facility’s Domestic Revolver from $200.0 million to $260.0 million, (ii) decreases the amount available under the 2005 Senior Credit Facility’s Foreign Revolver from $30.0 million to $20.0 million, and (iii) amends and restates the covenant in the 2005 Senior Credit Facility addressing maintenance of a minimum Consolidated Fixed Charge Coverage Ratio, as defined in the 2005 Senior Credit Facility, to make the covenant less restrictive. The Company elected to reduce the size of the Foreign Revolver in order to minimize commitment costs for unused credit facilities.

Industrial Revenue Bonds. On October 27, 2005, Tempur Production USA, Inc. (Tempur Production), a subsidiary of Tempur-Pedic International Inc., completed an industrial revenue bond financing for the construction and equipping of Tempur Production’s new manufacturing facility (the Project) located in Bernalillo County, New Mexico (Bernalillo County). Under the terms of the financing, Bernalillo County will issue up to $75.0 million of Series 2005A Taxable Variable Rate Industrial Revenue Bonds (the Series A Bonds). The Series A Bonds will be marketed to third parties by a remarketing agent and secured by a letter of credit issued under our Domestic Revolver and purchased by qualified investors. The Series A Bonds have a final maturity date of September 1, 2030. The interest rate on the Series A Bonds is a weekly rate set by the remarketing agent, in its sole discretion, though the interest rate may not exceed the lesser of (i) the highest rate allowed under New Mexico law, or (ii) 12% per annum. On October 27, 2005, Tempur Production made an initial draw of $53.9 million on the Series A Bonds. We used proceeds from the Bonds to pay down the prior domestic revolving credit facility, among other things.

Bernalillo County will also issue up to $25.0 million of Series 2005B Taxable Fixed Rate Industrial Revenue Bonds (the Series B Bonds, and collectively with the Series A Bonds, the Bonds). The Series B Bonds will be sold to Tempur World LLC, will not be secured by the letter of credit described above, and will be held by Tempur World, LLC, representing our equity in the Project. The Series B Bonds have a final maturity date of September 1, 2035. The interest rate on the Series B Bonds is fixed at 7.75%. On October 27, 2005, Tempur Production made an initial draw of $18.0 million under the Series B Bonds, which was transferred to and used by Tempur World LLC to purchase Series B Bonds.

On October 27, 2005, Tempur Production transferred its interest in the Project to Bernalillo County, and Bernalillo County leased the Project back to Tempur Production on a long-term basis with the right to repurchase the Project for one dollar when the Bonds are retired. Pursuant to the lease agreement, Tempur Production will pay rent to Bernalillo County in an amount sufficient to pay debt service on the Bonds and certain fees and expenses. The Bonds are not general obligations of Bernalillo County, but are special, limited obligations payable solely from bond proceeds, rent paid by Tempur Production under the lease agreement, and other revenues. The substance of the transaction is that Bernalillo County issued the Bonds on behalf of Tempur Production. Therefore, we recorded the obligation as a long-term debt of $53.9 million in our consolidated balance sheet on the date of the transaction.

Senior Subordinated Notes. In 2003, Tempur-Pedic, Inc. and Tempur Production (Issuers) issued $150.0 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2010 (Senior Subordinated Notes). The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally, and jointly and severally, guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International Inc., and certain other subsidiaries of Tempur-Pedic International Inc. Except as noted below, the Senior Subordinated Notes have no mandatory redemption or sinking fund requirements. However, the indenture governing the Senior Subordinated Notes permits the partial redemption at the Issuer’s option under certain circumstances prior to August 15, 2006, and full redemption at the Issuer’s option prior to August 15, 2007 at a redemption price of 100% of the principal amount plus a “make whole” premium based on the discounted value of the redemption price payable at August 15, 2007 plus remaining interest payments to such date or after August 15, 2007 at a redemption price of 105.125% of the principal amount.

If Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International Inc. or any of Tempur-Pedic International Inc.’s other restricted subsidiaries sell certain assets or experience specific kinds of changes of control, Tempur-Pedic, Inc. and Tempur Production USA, Inc. must offer to repurchase the Senior Subordinated Notes at the prices, plus accrued and unpaid interest, and additional interest, if any, to the date of redemption specified in the indenture.

On January 23, 2004, the Issuers redeemed an aggregate principal amount of $52.5 million of outstanding Senior Subordinated Notes. The redemption price was 110.25% of the principal amount plus accrued interest, and the redemption was funded with a portion of the net proceeds from our initial public offering. We reflected the $5.4 million redemption premium as a Loss on extinguishment of debt included in Other income (expense), net in the year ended December 31, 2004.

The Senior Subordinated Notes contain certain nonfinancial and financial covenants which include restrictions on: the declaration or payment of dividends and distributions; the payment, purchase, redemption, defeasance, acquisition or retirement of subordinated indebtedness; the granting of liens; the making of loans and the transfer of properties and assets; mergers; consolidations or sale of assets; the acquisition or creation of additional subsidiaries; and the sale and leaseback of assets. We were in compliance with all covenants as of December 31, 2005.

Stockholders’ Equity

Initial Public Offering. In December 2003, we raised $87.5 million from the initial public offering of 6.3 million shares of common stock at a price to the public of $14.00 per share, all of which shares were issued and sold by us. Net proceeds, after deducting underwriting discounts and commissions, of $79.0 million were received by us and invested in short-term, investment-grade, interest-bearing instruments. In connection with the initial public offering, certain of our stockholders also sold 15.3 million shares of common stock, including 2.8 million shares pursuant to the underwriters’ exercise in full of their over-allotment option, for net proceeds of $200.4 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We used a portion of the proceeds from the initial public offering to redeem $52.5 million of Senior Subordinated Notes and to repay approximately $18.7 million of indebtedness under our 2003 Senior Credit Facility. In conjunction with the January 23, 2004 redemption of the Senior Subordinated Notes, we reflected the $5.4 million redemption premium as a Loss on debt extinguishment in the first quarter of 2004. Total offering expenses were approximately $8.6 million.

Secondary Public Offering. On November 23, 2004, Tempur-Pedic International Inc. closed a secondary offering of 15.0 million shares of its common stock, including the subsequent exercise in full of the underwriters’ overallotment option, at a price of $18.96 per share. All shares were sold by certain of the stockholders pursuant to the terms of a registration rights agreement originally entered into in November 2002 in connection with the acquisition of Tempur World, Inc. We incurred $0.9 million in expenses associated with this offering.

Share Repurchase Program. On October 18, 2005, our Board of Directors authorized the repurchase of up to $80.0 million of the common stock. Share repurchases under this program were made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we deemed appropriate. During 2005, we repurchased 6.8 million shares, at a total cost of $76.0 million. We funded these share repurchases from borrowings under the 2005 Senior Credit Facility and funds from operations.

On January 25, 2006, our Board of Directors amended the share repurchase program described above to increase the total authorization by an additional $100.0 million resulting in a total authorization to purchase up to $180.0 million of Tempur-Pedic International Inc.’s common stock. Accordingly, as of January 25, 2006, because we had already purchased $76.0 million of shares under the program, we were authorized to purchase up to $104.0 million of our common stock. Since January 25, 2006, we have repurchased an additional 3.7 million shares at a total cost of $42.8 million through February 24, 2006. The share repurchases have been and will continue to be funded from borrowings under the 2005 Senior Credit Facility and funds from operations.

Future Liquidity Sources

Our primary sources of liquidity are cash flow from operations and borrowings under our Revolvers. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 31, 2005, we had $344.5 million in total Long-term debt outstanding, and our Stockholders’ Equity was $226.3 million. Our significant debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $20.5 million in 2006.

Based upon the current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under our revolving credit facilities will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our 2005 Senior Credit Facility or otherwise to enable us to service our indebtedness or to make anticipated capital expenditures.

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2005 are summarized below:

	Payment Due By Period
Contractual Obligations ($ in millions)	2006	2007	2008	2009	2010	After 2010	Total Obligations
Long-term debt	$30.8	$30.8	$30.8	$30.6	$205.5	$16.0	$344.5
Operating leases	3.1	2.7	1.9	1.7	1.0	0.7	11.1
Capital expenditure commitments	9.2	—	—	—	—		9.2

Total	$43.1	$33.5	$32.7	$32.3	$206.5	$16.7	$364.8

Factors That May Affect Future Performance

Managing Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $836.7 million for 2005. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhanced operating and financial infrastructure and systems and continued expansion of the human resources in our operations. Our expenditures for advertising and other marketing-related activities are made as advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

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

Our largest competitors have significant financial, marketing and manufacturing resources and strong brand name recognition, and sell their products through broad and well established distribution channels. Additionally, we believe that a number of our significant competitors offer mattress products claimed to be similar to our TEMPUR® mattresses and pillows. We are susceptible to competition from lower priced product offerings. We provide strong channel profits to our retailers and distributors which management believes will continue to provide an attractive business model for our retailers and discourage them from carrying competing lower-priced products.

Significant Growth Opportunities—Our products are currently sold in approximately 5,310 furniture and bedding retail stores in the U. S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market of approximately 10,000 stores, our plan is to increase our total penetration to a total of 7,000 to 8,000 stores over time. Our products are also sold in approximately 4,100 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. In addition, we have a significant installed pillow base in our Asia market that we believe creates an opportunity to develop a successful mattress market. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

In addition to these growth opportunities, management believes that we currently supply only a small percentage of approximately 15,400 nursing homes and 5,000 hospitals in the U.S., with a collective bed count in excess of 2.7 million. Clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of pressure ulcers, or bed sores, a major problem for elderly and bed-ridden patients. A change in the U.S. Medicare and Medicaid reimbursement policies toward prevention of bed sores and away from treatment could expand our growth potential in this market.

Financial Leverage—As of December 31, 2005, we had $344.5 million of Long-term debt outstanding, and our Stockholders’ Equity was $226.3 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. We believe that operating margins combined with the inherent operating leverage in the business will enable us to continue de-leveraging the business in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our 2005 Senior Credit Facility, or otherwise, to enable us to de-leverage the business.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires that the management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates.

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

Impairment of Goodwill, Intangibles and Long-Lived Assets

Goodwill reflected in our Consolidated Balance Sheets consists of the purchase price from the acquisition of Tempur World, Inc. in November 2002 (the Tempur Acquisition) in excess of the estimated fair values of identifiable net assets as of the date of the Tempur Acquisition. Intangibles consist of tradenames for various brands under which our products are sold. Other intangibles include our customer database for our direct channel, process technology and the formulation of our pressure-relieving TEMPUR® material.

We follow Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. We perform an annual impairment test on all existing goodwill in the fourth quarter of each year. We performed the annual impairment test in the fourth quarter of 2005 on all existing goodwill and no impairment existed as of December 31, 2005. If facts and circumstances lead our management to believe that one of our other amortized intangible assets may be impaired, we will evaluate the extent to which the related cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary. Although we believe our estimates and judgments are reasonable, different assumptions and judgments could result in different impairment, if any, of some or all of our recorded Goodwill and indefinite-lived intangibles of $273.9 million as of December 31, 2005 and $276.9 million as of December 31, 2004.

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

Income Tax Accounting

Income taxes are accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date.

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

Our consolidated effective income tax rate and related tax reserves are subject to uncertainties in the application of complex tax regulations from numerous tax jurisdictions around the world. We recognize liabilities for anticipated taxes in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, taxes are and could be due. While it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter, we believe that our reserves reflect the likely outcome of known tax contingencies. The resolution of tax matters for an amount that is different than the amount reserved would be recognized in our effective income tax rate during the period in which such resolution occurs.

Stock-Based Compensation

In accordance with SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123), we elected to account for employee stock and option issuances under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25) through December 31, 2005. Under APB 25, no compensation expense was recognized in the statements of income for stock granted to employees and non-employee directors, if the exercise price at least equals the fair value of the underlying stock on the date of grant. In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. In accordance with this revised standard, we plan to adopt SFAS 123R effective January 1, 2006 using the modified prospective method for the transition. In 2006, we expect to recognize approximately $1.2 million, pre-tax, in additional expense based on option grants outstanding as of December 31, 2005. The impact of adoption of SFAS 123R on future grants cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. See Note 2 in the Notes to Consolidated Financial Statements for further discussion of SFAS 123R and the Company’s adoption.

Impact of Recently Issued Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements in ITEM 8 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. Our current outlook assumes no significant changes in currency values from current rates. Should currency rates change sharply, our results could be negatively impacted.

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at December 31, 2005, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. Dollar, is approximately $0.8 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

We are exposed to changes in interest rates. Our 2005 Senior Credit Facility and the Series A bonds issued in connection with our New Mexico facility are variable-rate debt. We currently do not expect our debt levels under the 2005 Senior Credit Facility to have a materially different impact on our interest rate risk from that associated with our 2003 Senior Credit Facility.

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On December 31, 2005, we had variable-rate debt of approximately $245.5 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $2.5 million.

In January 2003, the Company paid premiums to purchase two three-year interest rate caps for the purpose of protecting cash flows associated with interest payments on $60.0 million of the existing variable-rate debt outstanding, at any given time, against LIBOR rates rising above 5%. Under the terms of the interest rate caps, the Company paid premiums to receive payments based on the difference between 3-month LIBOR and 5% during any period in which the 3-month LIBOR rate exceeds 5%. The fair value of the interest rate caps was included in Prepaid expenses and other current and the gains (losses) in fair value were charged to Accumulated other comprehensive income. The fair value and gains (losses) recognized on the interest rate caps are immaterial in all periods for which financial statements are presented. The interest rate caps will expire on March 31, 2006 and the Company has not yet determined if it will replace the interest rate caps upon expiration.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, ITEM 15 of this report and are presented beginning on page F-3.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2005.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on management’s assessment of our internal control over financial reporting as of December 31, 2005. That report appears on page 41 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    Tempur-Pedic International Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that Tempur-Pedic International Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2005 and 2004, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

February 24, 2006

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

Information relating to executive officers is set forth in Part I of this report following ITEM 4 under the caption “Executive Officers of the Registrant.” The other information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2006 Annual Meeting of Stockholders (the Proxy Statement) under the sections entitled “Proposal One—Election of Directors,” “Board of Directors’ Meetings, Committees of the Board and Related Matters—Committees of the Board” and “Executive Compensation and Related Information—Section 16(a) Beneficial Ownership Reporting Compliance”.

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

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Principal Security Ownership and Certain Beneficial Owners”, “Executive Compensation and Related Information” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Executive Compensation and Related Information—Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Proposal Two— Ratification of Independent Auditors —Fees for Independent Auditors During Fiscal Year Ended December 31, 2005” and “—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial statements:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II—Valuation of Qualifying Accounts and Reserves

All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

3.	Exhibits:

The following is an index of the exhibits included in this report or incorporated herein by reference.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of October 4, 2002, among Fagerdala Holding B.V., Fagerdala Industri A.B., Chesterfield Properties Limited, Viking Investments S.a.r.l., Robert B. Trussell, Jr., David C. Fogg, Jeffrey P. Heath, H. Thomas Bryant, Tempur-Pedic International Inc., TWI Acquisition Corp. and Tempur World, Inc.(1)

2.2	Contribution Agreement dated as of October 4, 2002, among TA IX, L.P., TA/Advent VIII L.P., TA/Atlantic and Pacific IV, L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P., TA Investors LLC, Friedman Fleischer & Lowe Capital Partners, LP, FFL Executive Partners, LP, Robert B. Trussell, Jr., David C. Fogg, H. Thomas Bryant, Jeffrey P. Heath, Mrs. R.B. Trussell, Jr. and Tempur-Pedic International Inc.(1)

3.1	Amended and Restated Certificate of Incorporation of Tempur-Pedic International Inc.(2)

3.2	Amended and Restated By-laws of Tempur-Pedic International Inc.(2)

4.1	Specimen certificate for shares of common stock.(2)

10.1	Credit Agreement, dated as of October 18, 2005, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, Inc., Bank of America, N.A., as administrative agent, Nordea Bank Denmark A/S, Suntrust Bank, and Fifth Third Bank.

10.2	Trust Indenture, dated September 1, 2005, by and between Bernalillo County and The Bank of New York Trust Company, N.A., as Trustee.

10.3	Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc.

10.4	Bond Purchase Agreement, dated October 26, 2005, by and among Banc of America Securities LLC, Tempur Production USA, Inc. and Bernalillo County.

10.5	Bond Purchase Agreement, dated October 26, 2005, by and among Tempur World LLC, Tempur Production USA, Inc. and Bernalillo County.

10.6	Remarketing and Interest Services Agreement, dated September 1, 2005, by and between Tempur Production USA, Inc. and Banc of America Securities LLC.

10.7	Mortgage, Assignment, Security Agreement and Fixture Filing, dated as of October 27, 2005, by and between Bernalillo County and Tempur Production USA, Inc.

10.8	Indenture dated as of August 15, 2003, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International Inc., Tempur World, Inc., Tempur World Holdings, Inc., Tempur-Pedic, Direct Response, Inc., Tempur-Medical, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee.(1)

10.8.1	Supplemental Indenture dated as of February 19, 2004, among Dawn Sleep Technologies, Inc., Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International Inc., Tempur World, LLC, Tempur World Holdings, LLC, Tempur-Pedic, Direct Response, Inc., Tempur-Pedic Medical, Inc. and Wells Fargo Bank, N.A., as Trustee.(3)

10.8.2	Supplemental Indenture dated as of April 5, 2004, among Tempur-Pedic Retail, Inc., Tempur-Pedic Professional, Inc., Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International Inc., Tempur World, LLC, Tempur World Holdings, LLC, Tempur-Pedic, Direct Response, Inc., Tempur-Pedic Medical, Inc., Dawn Sleep Technologies, Inc. and Wells Fargo Bank, N.A., as Trustee.(4)

10.9	Form of 10 1/4% Senior Subordinated Notes Due 2010 (included in Exhibit 10.8).(1)

10.10	Registration Rights Agreement dated as of August 15, 2003, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International Inc., Tempur World, Inc., Tempur World Holdings, Inc., Tempur-Pedic, Direct Response, Inc., Tempur-Medical, Inc., Lehman Brothers Inc, UBS Securities LLC and Credit Suisse First Boston LLC.(1)

10.11	Registration Rights Agreement dated as of November 1, 2002, among Tempur-Pedic International Inc., Friedman Fleischer & Lowe Capital Partners, LP, FFL Executive Partners, LP, TA IX, L.P., TA/Atlantic and Pacific IV, L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P., TA/Advent VIII L.P., TA Investors LLC, TA Subordinated Debt Fund, L.P., Gleacher Mezzanine Fund I, L.P., Gleacher Mezzanine Fund P, L.P. and the investors listed on Schedule I thereto.(1)

10.12	Tempur-Pedic International Inc. 2002 Stock Option Plan.(1)(11)

10.13	Amended and Restated Employment and Noncompetition Agreement effective as of November 1, 2002, between Tempur World, Inc. and Robert B. Trussell, Jr.(1)(11)

10.14	Amended and Restated Employment and Noncompetition Agreement effective as of November 1, 2002, between Tempur World, Inc. and David C. Fogg.(1)(11)

10.15	Amended and Restated Employment and Noncompetition Agreement effective as of November 1, 2002, between Tempur World, Inc. and H. Thomas Bryant.(1)(11)

10.16	Amended and Restated Employment and Noncompetition Agreement effective as of November 1, 2002, between Tempur World, Inc. and Jeffrey P. Heath.(1)(11)

10.17	Separation Agreement dated as of July 3, 2003, among Tempur-Pedic International Inc., Tempur World, Inc. and Jeffrey P. Heath.(1)(11)

10.18	Consultant’s Agreement effective as of July 12, 2003, among Tempur-Pedic, Inc., Tempur World, Inc. and Jeffrey P. Heath.(1)(11)

10.19	Employment and Noncompetition Agreement dated as of July 11, 2003, between Tempur World, Inc. and Dale E. Williams.(1)(11)

10.20	Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery.(5)(11)

10.21	Tempur-Pedic International Inc. 2003 Equity Incentive Plan.(2)(11)

10.22	Tempur-Pedic International Inc. 2003 Employee Stock Purchase Plan. (2)(11)

10.23	Letter Agreement dated October 20, 2003 from Tempur-Pedic International Inc. and Tempur World, Inc. to Mikael Magnusson and Dag Landvik, as Seller Representatives under the Merger Agreement, and their affiliates.(6)(11)

10.24	Option Agreement dated as of July 13, 2004 between Tempur-Pedic International Inc. and Sir Paul Judge.(7)(11)

10.25	Option Agreement dated as of March 12, 2004 between Tempur-Pedic International Inc. and Nancy F. Koehn.(8)(11)

10.26	Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and Robert B. Trussell, Jr.(9)(11)

10.27	Option Agreement dated as of February 24, 2003 between Tempur-Pedic International Inc. and David Montgomery.(9)(11)

10.28	Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and David C. Fogg.(9)(11)

10.29	Option Agreement dated as of July 7, 2003 between Tempur-Pedic International Inc. and Dale E. Williams.(9)(11)

10.30	Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and Jeffrey B. Johnson.(9)(11)

10.31	Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and Jeffrey B. Johnson.(9)(11)

10.32	Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and H. Thomas Bryant.(9)(11)

10.33	Option Agreement dated as of November 1, 2002 between Tempur-Pedic International Inc. and Jeffrey B. Johnson.(9)(11)

10.34	Option Agreement dated as of November 1, 2002 between Tempur-Pedic International Inc. and Jeffrey P. Heath.(9)(11)

10.35	Option Agreement dated as of November 1, 2002 between Tempur-Pedic International Inc. and H. Thomas Bryant.(9)(11)

10.37	Option Agreement dated as of November 1, 2002 between Tempur-Pedic International Inc. and Robert B. Trussell, Jr.(9)(11)

10.38	Option Agreement dated as of November 1, 2002 between Tempur-Pedic International Inc. and David C. Fogg.(9)(11)

10.39	Option Agreement dated as of March 26, 2003 between Tempur-Pedic International Inc. and Francis A. Doyle.(9)(11)

10.40	Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and Francis A. Doyle.(9)(11)

10.41	Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and David Montgomery.(9)(11)

10.42	Employment and Noncompetition Agreement dated as of December 1, 2004, between Tempur-Pedic International Inc. and Matthew D. Clift. (10)(11)

10.43	Option Agreement dated as of December 1, 2004 between Tempur-Pedic International Inc. and Matthew D. Clift. (10)(11)

10.44	Restricted Stock Unit Award Agreement dated as of December 1, 2004 between Tempur-Pedic International Inc. and Matthew D. Clift. (10)(11)

10.45	Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Matthew D. Clift.(11)

10.46	Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Sir Paul Judge. (11)

10.47	Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Nancy F. Koehn.(11)

21.1	Subsidiaries of Tempur-Pedic International Inc.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney of Tempur-Pedic International Inc. (included on the signature pages hereof).

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s registration statement on Form S-4 (File No. 333-109054) filed with the Commission on September 23, 2003.
(2)	Incorporated by reference from Amendment No. 3 to the Registrant’s registration statement on Form S-1 (File No. 333-109798) filed with the Commission on December 12, 2003.
(3)	Incorporated by reference from Amendment No. 3 to the Registrant’s registration statement on Form S-4 (File No. 333-109054) filed with the Commission on February 27, 2004.

(4)	Incorporated by reference from Amendment No. 4 to the Registrant’s registration statement on Form S-4 (File No. 333-109054) filed with the Commission on April 5, 2004.
(5)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-109054) filed with the Commission on October 30, 2003.
(6)	Incorporated by reference from Amendment No. 2 to the Registrant’s registration statement on Form S-4 (File No. 333-109054) filed with the Commission on November 25, 2003.
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2004.
(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 2004.
(9)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-120151) filed with the Commission on November 9, 2004.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 001-31922) filed with the Commission on December 2, 2004.
(11)	Indicates management contract or compensatory plan or arrangement.
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: March 13, 2006	By:	/s/ ROBERT B. TRUSSELL, JR.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 13th of March, 2006, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/s/ ROBERT B. TRUSSELL, JR. Robert B. Trussell, Jr.	Chief Executive Officer (Principal Executive Officer) and Director

/s/ DALE E. WILLIAMS Dale E. Williams	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ JEFFREY B. JOHNSON Jeffrey B. Johnson	Corporate Controller, Chief Accounting Officer, Vice President and Assistant Secretary (Principal Accounting Officer)

/s/ JEFFREY S. BARBER Jeffrey S. Barber	Director

/s/ FRANCIS A. DOYLE Francis A. Doyle	Director

/s/ TULLY M. FRIEDMAN Tully M. Friedman	Director

/s/ NANCY F. KOEHN Nancy F. Koehn	Director

/s/ SIR PAUL JUDGE Sir Paul Judge	Director

/s/ CHRISTOPHER A. MASTO Christopher A. Masto	Director

/s/ P. ANDREWS MCLANE P. Andrews McLane	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

    Tempur-Pedic International Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries (the Company) as of December 31, 2005 and 2004, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tempur-Pedic International Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

February 24, 2006

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net sales	$836,732	$684,866	$479,135
Cost of sales	412,790	323,852	223,865

Gross profit	423,942	361,014	255,270

Selling and marketing expenses	162,188	138,735	106,700
General and administrative expenses	68,204	68,961	50,001
Research and development expenses	2,696	2,283	1,495

Operating income	190,854	151,035	97,074

Other income (expense), net:
Interest expense, net	(20,264)	(23,550)	(20,521)
Loss on debt extinguishment	(4,245)	(5,381)	(13,669)
Other income (expense), net	127	83	(1,682)

Total other expense	(24,382)	(28,848)	(35,872)

Income before income taxes	166,472	122,187	61,202
Income tax provision	67,143	47,180	23,627

Net income	$99,329	$75,007	$37,575

Earnings per share:
Basic	$1.01	$0.77	$3.32

Diluted	$0.97	$0.73	$0.39

Weighted average shares outstanding:
Basic	98,012	97,695	11,330

Diluted	102,144	102,876	95,331

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$17,855	$28,368
Accounts receivable, net	111,726	93,804
Inventories	81,064	66,162
Prepaid expenses and other current assets	11,072	12,523
Income taxes receivable	19	4,136
Deferred income taxes	6,532	8,853

Total Current Assets	228,268	213,846
Property, plant and equipment, net	193,224	138,457
Goodwill	199,962	200,810
Other intangible assets, net	73,908	76,122
Deferred financing and other non-current assets, net	6,949	10,388

Total Assets	$702,311	$639,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,639	$34,771
Accrued expenses and other	56,570	55,600
Current portion of long-term debt	30,770	8,758

Total Current Liabilities	120,979	99,129
Long-term debt	313,711	280,913
Deferred income taxes	40,386	43,771
Other non-current liabilities	906	2,189

Total Liabilities	475,982	426,002
Commitments and Contingencies (see Note 8)

Stockholders’ Equity:
Common stock, $0.01 par value, 300,000 shares authorized; 99,215 and 98,194 shares issued in 2005 and in 2004, respectively	992	982
Additional paid in capital	255,369	253,134
Deferred stock compensation, net of amortization of $12,312 and $9,429 as of 2005 and 2004, respectively	(2,196)	(5,079)
Retained earnings (deficit)	46,245	(52,623)
Accumulated other comprehensive income	1,137	17,207
Treasury stock, at cost; 6,767 shares in 2005	(75,218)	—

Total Stockholders’ Equity	226,329	213,621

Total Liabilities and Stockholders’ Equity	$702,311	$639,623

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Preferred Stock	Additional Paid in Capital	Class B-1 Common Stock Warrants	Notes Receivable	Deferred Stock Compensation	Retained (Deficit) / Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	At Par
Balance, December 31, 2002		$—	$148,422	$4,864	$2,348	$(100)	$(141)	$(5,205)	$1,418	$—	$151,606
Comprehensive Income:
Net income								37,575			37,575
Foreign currency adjustments, net of tax and other									6,937		6,937

Total Comprehensive Income								37,575	6,937		44,512
Dividends paid to stockholders								(160,000)			(160,000)
Exercise of stock options				3,071							3,071
Conversion to common stock upon IPO	91,068	910	(148,422)	149,860	(2,348)						—
IPO transaction costs				(2,612)							(2,612)
Issuance of common stock upon IPO	6,250	63		81,750							81,813
Unearned stock-based compensation				13,013			(13,013)				—
Amortization of unearned stock-based compensation							4,219				4,219
Notes receivable payment						100					100

Balance, December 31, 2003	97,318	$973	$—	$249,946	$—	$—	$(8,935)	$(127,630)	$8,355	$—	$122,709

Comprehensive Income:
Net income								75,007			75,007
Foreign currency adjustments, net of tax and other									8,852		8,852

Total Comprehensive Income								75,007	8,852		83,859
Exercise of stock options	876	9		1,837							1,846
Unearned stock-based compensation				1,351			(1,351)				—
Amortization of unearned stock-based compensation							5,207				5,207

Balance, December 31, 2004	98,194	$982	$—	$253,134	$—	$—	$(5,079)	$(52,623)	$17,207	$—	$213,621

Comprehensive Income:
Net income								99,329			99,329
Foreign currency adjustments, net of tax and other									(16,070)		(16,070)

Total Comprehensive Income								99,329	(16,070)		83,259
Exercise of stock options	1,094	10		2,220				(461)		782	2,551
Tax adjustments related to restricted stock unit valuation				15							15
Treasury stock repurchased	(6,840)									(76,000)	(76,000)
Amortization of unearned stock- based compensation							2,883				2,883

Balance, December 31, 2005	92,448	$992	$—	$255,369	$—	$—	$(2,196)	$46,245	$1,137	$(75,218)	$226,329

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,329	$75,007	$37,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,999	23,312	19,756
Amortization of deferred financing costs	2,153	3,488	1,986
Amortization of original issue discount	—	—	281
Loss on extinguishment of debt	4,245	—	9,971
Amortization of stock-based compensation	2,883	5,207	4,219
Allowance for doubtful accounts	2,666	3,681	2,090
Deferred income taxes	4,657	4,685	(4,829)
Foreign currency adjustments	1,022	866	(4,143)
Loss on sale of equipment and other	754	434	123
Changes in operating assets and liabilities:
Accounts receivable	(27,273)	(32,996)	(14,095)
Inventories	(18,448)	(6,292)	(16,978)
Prepaid expenses and other current assets	258	(6,520)	(3,443)
Accounts payable	1,653	6,667	5,303
Accrued expenses and other	(1, 772)	1,316	8,094
Income taxes	5,123	(1,889)	1,040

Net cash provided by operating activities	102,249	76,966	46,950
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and other intellectual property	(2,014)	(342)	—
Purchases of property, plant and equipment	(84,881)	(38,419)	(32,597)
Proceeds from sale of equipment	311	410	924
Payments on earn out to former owners	—	—	(39,434)

Net cash used by investing activities	(86,584)	(38,351)	(71,107)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term Revolving Credit Facility	368,500	50,512	7,915
Repayments of long-term Revolving Credit Facility	(302,500)	(48,670)	(24,265)
Proceeds from issuance of long-term debt	109,858	—	489,260
Repayments of long-term debt	(173,688)	(37,688)	(298,063)
Proceeds from issuance of Industrial Revenue Bonds	53,925	—	—
Repayments of Senior Subordinated Notes	—	(52,500)	—
Cash held in trust for repayment of Senior Subordinated Notes	—	60,243	(60,243)
Common stock issued, including reissuances of treasury stock	2,551	1,847	83,668
Treasury stock repurchased	(76,000)	—	—
Payments of dividends to shareholders	—	—	(160,000)
Payments for deferred financing costs	(2,601)	(2,251)	(11,698)

Net cash (used) / provided by financing activities	(19,955)	(28,507)	26,574

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,223)	4,030	(841)

(Decrease) / increase in cash and cash equivalents	(10,513)	14,138	1,576
CASH AND CASH EQUIVALENTS, beginning of year	28,368	14,230	12,654

CASH AND CASH EQUIVALENTS, end of year	$17,855	$28,368	$14,230

Supplemental cash flow information:
Cash paid during the period for:
Interest	$18,759	$23,383	$15,205
Income taxes, net of refunds	57,445	49,978	33,146

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business—Tempur-Pedic International Inc. and subsidiaries is a U.S.-based, multinational corporation incorporated in Delaware and is referred to herein with its subsidiaries as its subsidiaries as “the Company”. Tempur-Pedic International was formed in 2002 to acquire Tempur World, Inc., or Tempur World. This acquisition occurred effective November 1, 2002 and is referred to herein as the “Tempur Acquisition”.

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

(b) Reclassifications—Certain prior period amounts have been reclassified to conform to the 2005 presentation including the presentation of Income taxes receivable in the Consolidated Balance Sheets and the presentation of Loss on debt extinguishment and certain borrowings and repayments of long-term debt in the Consolidated Statements of Cash Flows. These changes do not affect previously reported subtotals within the Consolidated Balance Sheets or the Consolidated Statements of Cash Flows for any period presented.

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

The carrying value of Cash and cash equivalents, Accounts receivable, and Accounts payable approximate fair value because of the short-term maturity of those instruments. The fair value of the Senior Subordinated Notes, as defined in Note (4)(d), is based on pricing models using current market rates.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The estimated fair value of the Company’s financial instruments is as follows:

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Market Value	Carrying Amount	Estimated Fair Market Value
Senior Subordinated Notes	$97,500	$105,056	$97,500	$112,613
Foreign currency contracts	(7)	(7)	453	453

In January 2004, the Company used $60,243 in Restricted cash for the redemption of the principal amount of $52,500 of Senior Subordinated Notes, the payment of a redemption premium of $5,381 and accrued interest expense of $2,362. The Company reflected the $5,381 redemption premium as a Loss on debt extinguishment included in Other income (expense), net for the year ended December 31, 2004.

(g) Cash and Cash Equivalents—Cash and cash equivalents consist of all investments with initial maturities of three months or less.

(h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consisted of the following:

	December 31,
	2005	2004
Finished goods	$61,071	$42,848
Work-in-process	7,427	8,086
Raw materials and supplies	12,566	15,228

	$81,064	$66,162

(i) Property, Plant and Equipment—Property, plant and equipment are carried at cost at acquisition date and depreciated using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives
Buildings	25-30 years
Computer equipment	3-5 years
Leasehold improvements	4-7 years
Machinery equipment	3-7 years
Office furniture and fixtures	5-7 years
Autos	3-5 years

Leasehold improvements are amortized over the shorter of the life of the lease or seven years. Depreciation expense for Tempur-Pedic International was $21,022; $19,108; and $14,686 for the years ended December 31, 2005, 2004, and 2003, respectively.

(j) Long-Lived Assets—In accordance with Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

(k) Goodwill and Other Intangible Assets—The Company follows SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. The Company performs an annual impairment test on all existing goodwill in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2005 on all existing goodwill and no impairment existed as of December 31, 2005. If facts and circumstances lead the Company’s management to believe that one of the Company’s other amortized intangible assets may be impaired, the Company will evaluate the extent to which the related cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary.

The following table summarizes information relating to the Company’s Other intangible assets:

	December 31, 2005				December 31, 2004
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$5,067	$10,933	$16,000	$3,467	$12,533
Patents	5-20	5,968	3,234	2,734	5,048	2,172	2,876
Customer database	5	4,200	2,660	1,540	4,200	1,820	2,380
Foam formula	10	3,700	1,172	2,528	3,700	802	2,898
Non-competition agreements and other	5	3,146	1,973	1,173	2,325	1,890	435

Total		$88,014	$14,106	$73,908	$86,273	$10,151	$76,122

Amortization expense relating to intangible assets for Tempur-Pedic International was $3,977; $4,207; and $5,064 for the years ended December 31, 2005, 2004, and 2003, respectively.

Annual amortization of intangible assets is expected to be as follows:

Year Ending December 31,
2006	$4,037
2007	3,861
2008	2,463
2009	2,036
2010	2,007

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The changes in the carrying amount of Goodwill for the year ended December 31, 2005 are related to changes in amounts for foreign currency translation and tax adjustments related to the Tempur Acquisition, including the utilization of pre-acquisition net operating losses and adjustments relating to pre-acquisition income tax contingencies as follows:

Balance as of December 31, 2004	$200,810
Foreign currency translation adjustments	697
Tax adjustments related to the Tempur Acquisition	(1,545)

Balance as of December 31, 2005	$199,962

Goodwill as of December 31, 2005 and 2004 has been allocated to the Domestic and International segments as follows:

	December 31,
	2005	2004
Domestic	$89,452	$87,627
International	110,510	113,183

	$199,962	$200,810

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

(m) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales returns. The Company allows product returns ranging of up to 120 days following a sale. Accrued sales returns are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

The Company had the following activity for sales returns from December 31, 2003 to December 31, 2005:

Balance as of December 31, 2003	$5,456
Amounts accrued	38,425
Returns charged to accrual	(37,319)

Balance as of December 31, 2004	6,562
Amounts accrued	43,639
Returns charged to accrual	(43,897)

Balance as of December 31, 2005	$6,304

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The Company had the following activity for warranties from December 31, 2003 to December 31, 2005:

Balance as of December 31, 2003	$4,020
Amounts accrued	2,483
Warranties charged to accrual	(2,754)

Balance as of December 31, 2004	3,749
Amounts accrued	4,958
Warranties charged to accrual	(5,600)

Balance as of December 31, 2005	$3,107

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

(p) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews the adequacy of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowance for doubtful accounts was $5,436 and $5,508 included in Accounts receivable, net in the accompanying Consolidated Balance Sheets as of December 31, 2005 and 2004, respectively. Deposits made by customers are recorded as a liability and recognized as a sale when product is shipped. The Company had $454 and $1,890 of deferred revenue included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of December 31, 2005 and 2004, respectively.

The Company reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling were $23,570; $23,417; and $18,415 for the years ended December 31, 2005, 2004, and 2003, respectively. Amounts included in Cost of sales for shipping and handling were $75,527; $58,819; and 43,624 for the years ended December 31, 2005, 2004, and 2003, respectively.

In connection with customer purchases financed under an extended financing program with certain third party financiers (Card Servicers), the Card Servicer pays the Company an amount equal to the total amount of such purchases, net of a non-refundable financing fee as well as an interest bearing holdback of 15% (to be released upon ultimate collection) of certain amounts financed with recourse under the program. Amounts associated with this limited program are immaterial in all periods for which financial statements are presented.

(q) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs charged to expense

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

were $91,229; $70,453; and $65,180 for the years ended December 31, 2005, 2004, and 2003, respectively. Advertising costs charged to expense for the year ended December 31, 2003 includes $16,328 of show and exhibition costs. For all periods subsequent to 2003, show and exhibition costs are not included in advertising costs. Advertising costs deferred and included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $6,064 and $6,228 and as of December 31, 2005 and 2004, respectively.

(r) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred.

(s) Stock-Based Compensation—In accordance with SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123), the Company has elected to account for employee stock and option issuances under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25) through December 31, 2005. Under APB 25, no compensation expense was recognized in the statements of income for stock granted to employees and non-employee directors, if the exercise price at least equals the fair value of the underlying stock on the date of grant. In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. In accordance with this revised standard, the Company plans to adopt SFAS 123R effective January 1, 2006 using the modified prospective method for the transition. See Note 2 for further discussion of SFAS 123R and the Company’s adoption.

Stock options are granted under various stock compensation programs to employees. For purposes of pro forma disclosures through December 31, 2005, the estimated fair value of the options was amortized to expense over the options’ vesting period in accordance with SFAS 123.

Pro forma information in accordance with SFAS 123 for the Company for the years ended December 31, 2005, 2004, and 2003 are as follows:

	Year Ended December 31,
	2005	2004	2003
Net income as reported	$99,329	$75,007	$37,575
Add: Stock-based employee compensation expense included in reported net income	2,720	5,193	4,078
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,990)	(8,735)	(5,469)

Pro forma net income	$92,059	$71,465	$36,184

Earnings per share:
Basic—as reported	$1.01	$0.77	$3.32

Diluted—as reported	$0.97	$0.73	$0.39

Basic—Pro forma	$0.94	$0.73	$3.19

Diluted—Pro forma	$0.90	$0.70	$0.38

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Certain options granted during the year prior to the Company’s initial public offering (pre-IPO options) have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology, and is not subject to the amortization methods the Company has adopted pursuant to SFAS 123R. As of December 31, 2005 and 2004, the Company had remaining unearned stock-based compensation of $2,196 and $5,079, respectively, related to the pre-IPO options and restricted stock units. The Company recorded $2,883 and $5,207 of compensation expense for the years ended December 31, 2005 and 2004, respectively, related to amortization of this stock-based compensation. The future amortization of the remaining unearned stock-based compensation costs as of December 31, 2005 will be $1,543 in 2006 and $653 in 2007.

Additionally, in December 2005, the Company accelerated the vesting of certain unvested incentive stock options which had exercise prices greater than the fair market value of the stock on the date of acceleration. Options to purchase approximately 467 shares of common stock, or approximately 18% of the Company’s outstanding unvested options, were subject to the acceleration. Options subject to the acceleration had exercise prices ranging from $13.94 to $24.40 per share and a weighted average remaining life of 9 years. The weighted average exercise price of the options subject to the acceleration was $18.51. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its Consolidated Statements of Income, upon adoption of SFAS 123R. The acceleration resulted in an increase of $2,842 in the pro forma employee stock option stock-based compensation expense shown above.

(t) Treasury Stock—Shares repurchased under the Company’s Share Repurchase Program are held in treasury for general corporate purposes, including issuances under various employee stock option plans. Treasury shares are accounted for under the cost method and reported as a reduction of Stockholders’ equity.

(2) Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share-Based Payment. SFAS 123R will require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition. On April 14, 2005, the U.S. Securities and Exchange Commission (SEC) approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005.

SFAS 123R permits public companies to adopt its requirements using one of two methods. The first adoption method is a “modified prospective” approach in which compensation cost is recognized beginning with the effective date (i) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (ii) based on the requirements of SFAS 123 for all share-based payments granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The second adoption method is a “modified retrospective” approach, which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (i) all prior periods presented or (ii) prior interim periods in the year of adoption.

The Company plans to adopt SFAS 123R effective January 1, 2006 using the modified prospective method for the transition and expects to recognize approximately $1,227, pre-tax, in additional expense in 2006 based on option grants outstanding as of December 31, 2005. The impact of adoption of SFAS 123R on future grants cannot be predicted at this time because it will depend on levels of share-based payments granted in the

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

future. Additionally, the Company will continue to use the Black-Scholes option pricing model to calculate the fair value of share based payments under SFAS 123R. Compensation amounts so determined will be expensed over the applicable estimated life.

FASB Staff Position (FSP) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2), provides guidance under SFAS 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Creation Act) on income tax expense and deferred tax liabilities. The Jobs Creation Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Under the provisions of the Jobs Creation Act, the Company’s Chief Executive Officer and Board of Directors approved two domestic reinvestment plans to repatriate $115,000 and $40,650, respectively, in foreign earnings. On October 19, 2005, the Company repatriated the planned dividend of $115,000. The Company repatriated an additional $40,650 on December 19, 2005, for a total repatriation of $155,650. Proceeds from the repatriation were reinvested in the Company’s U.S. operations consistent with the objectives of the Jobs Creation Act. See further discussion of the Jobs Creation Act in Note 10.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

In November 2004, the FASB issued SFAS 151, “Inventory Costs” (SFAS 151), which is an amendment of ARB 43, Chapter 4. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial position and results of operations.

(3) Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	December 31,
	2005	2004
Land and buildings	$67,193	$71,606
Machinery and equipment, furniture and fixtures, and other	96,298	92,262
Construction in progress	82,775	12,330

	246,266	176,198
Accumulated depreciation	(53,042)	(37,741)

	$193,224	$138,457

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Construction in progress includes capitalized interest costs of $2,567 and $294 for the years ended December 31, 2005 and 2004, respectively, in connection with the construction of assets. Additionally, Construction in progress includes $843 that is included in Accounts payable as of December 31, 2005 and has been excluded from Cash flows from investing activities in the Consolidated Statements of Cash Flows.

(4) Long-term Debt

(a) Long-term Debt—Long-term debt for the Company consisted of the following:

	December 31,
	2005	2004
2003 Senior Credit Facility:
U.S. Term Loan A payable to lenders, interest at Index Rate or IBOR plus applicable margin (4.81% as of December 31, 2004)	$—	$8,966
U.S. Term Loan B payable to lenders, interest at Index Rate or IBOR plus margin (4.81% as of December 31, 2004)	—	132,975
European Term Loan A (USD Denominated) payable to a lender, interest at Index Rate or IBOR plus margin (4.81% as of December 31, 2004)	—	17,642
European Term Loan A (EUR Denominated) payable to lenders, interest at Index Rate or IBOR plus margin (4.43% as of December 31, 2004)	—	13,577
U.S. Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or IBOR plus applicable margin (4.75% as of December 31, 2004)	—	17,000

2005 Senior Credit Facility:
Foreign Term Loan (EUR Denominated) payable to lenders, interest at Index Rate or IBOR plus margin (3.46% as of December 31, 2005), principal payments due quarterly through June 30, 2010 with a final payment on October 18, 2010	108,565	—
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or IBOR plus applicable margin (5.28% as of December 31, 2005), commitment through and due October 18, 2010	83,000	—

2005 Industrial Revenue Bonds:
Variable Rate Industrial Revenue Bonds Series 2005A, interest rate determined by remarketing agent (4.35% as of December 31, 2005), interest due monthly and principal due quarterly through September 1, 2030	53,925	—

Senior Subordinated Notes:
U.S. Senior Subordinated Notes payable to institutional investors, interest at 10.25%, due August 15, 2010	97,500	97,500

Other:
Mortgages payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest 4.0% to 5.1%	1,491	2,011

	344,481	289,671
Less: Current portion	(30,770)	(8,758)

Long-term debt	$313,711	$280,913

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The long-term debt of the Company is scheduled to mature as follows:

Year Ending December 31,
2006	$30,770
2007	30,770
2008	30,770
2009	30,667
2010	205,453
Thereafter	16,051

Total	$344,481

(b) Secured Credit Financing—On October 18, 2005, Tempur-Pedic International Inc. entered into a credit agreement (the 2005 Senior Credit Facility) with Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, Inc., and Bank of America, N.A., Fifth Third Bank, Nordea Bank Danmark, A/S and Suntrust Bank. The Company used proceeds from the 2005 Senior Credit Facility to pay off amounts outstanding under its 2003 Senior Credit Facility and an unsecured revolving credit facility, among other things. The 2003 Senior Credit Facility was terminated upon repayment, and the Company recorded a one-time, non-cash write-off of $3,528 in October 2005 related to deferred financing charges from its 2003 Senior Credit Facility.

The 2005 Senior Credit Facility consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $340,000. The domestic credit facility is a five-year, $200,000 revolving credit facility (Domestic Revolver). The foreign credit facilities consist of a $30,000 revolving credit facility (Foreign Revolver) and $110,000 term loan (Foreign Term Loan). The various credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in the 2005 Senior Credit Facility, plus one of the following indexes: (i) LIBOR and (ii) for U.S. dollar-denominated loans only, a base rate (defined as the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus .50%). The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility. The facility fee is calculated based on the consolidated leverage ratio and ranges from .175% to .35%.

The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International Inc., Tempur World, LLC and Tempur World Holdings, LLC, as well as certain other subsidiaries of the Company, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all U.S. assets. The maturity date of the 2005 Senior Credit Facility is October 18, 2010. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company and its subsidiaries, among the most significant of which are a fixed charge coverage ratio requirement and a consolidated leverage ratio requirement. The Company was in compliance with all covenants as of December 31, 2005.

At December 31, 2005, the Company had a total of $230,000 of long-term revolving credit facilities under the 2005 Senior Credit Facility, which was comprised of the $200,000 Domestic Revolver and the $30,000 Foreign Revolver (collectively, the Revolvers). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers were $56,512 at December 31, 2005. After giving effect to letters of credit and $83,000 in borrowings under the Domestic Revolver, total availability under the Revolvers was $90,488 at December 31, 2005. There were no borrowings under the Foreign Revolver as of December 31, 2005.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

As of December 31, 2005, Dan Foam ApS had borrowed all amounts available under the Foreign Term Loan. Dan-Foam ApS used these borrowings and cash on hand to fund the repatriation of foreign earnings of $155,650 during 2005. See Note 10 for further discussion of the repatriation of foreign earnings under the Jobs Creation Act.

On February 8, 2006, Tempur-Pedic International Inc. entered into an amendment to its 2005 Senior Credit Facility, with Tempur-Pedic International Inc. and certain of its subsidiaries and a syndicate of banks, including Bank of America, N.A. The amendment, among other things, (i) increases the amount available under the 2005 Senior Credit Facility’s Domestic Revolver from $200,000 to $260,000, (ii) decreases the amount available under the 2005 Senior Credit Facility’s Foreign Revolver from $30,000 to $20,000, and (iii) amends and restates the covenant in the 2005 Senior Credit Facility addressing maintenance of a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2005 Senior Credit Facility) to make the covenant less restrictive. The Company elected to reduce the size of the Foreign Revolver in order to minimize commitment costs for unused credit facilities.

(c) Industrial Revenue Bonds—On October 27, 2005, Tempur Production USA, Inc. (Tempur Production), a subsidiary of Tempur-Pedic International Inc., completed an industrial revenue bond financing for the construction and equipping of Tempur Production’s new manufacturing facility (the Project) located in Bernalillo County, New Mexico (Bernalillo County). Under the terms of the financing, Bernalillo County will issue up to $75,000 of Series 2005A Taxable Variable Rate Industrial Revenue Bonds (the Series A Bonds). The Series A Bonds will be marketed to third parties by a remarketing agent and secured by a letter of credit issued under the Company’s Domestic Revolver and purchased by qualified investors. The Series A Bonds have a final maturity date of September 1, 2030. The interest rate on the Series A Bonds is a weekly rate set by the remarketing agent, in its sole discretion, though the interest rate may not exceed the lesser of (i) the highest rate allowed under New Mexico law or (ii) 12% per annum. On October 27, 2005, Tempur Production made an initial draw of $53,925 on the Series A Bonds. The Company used proceeds from the Bonds to pay down the prior domestic revolving credit facility, among other things.

Bernalillo County will also issue up to $25,000 of Series 2005B Taxable Fixed Rate Industrial Revenue Bonds (the Series B Bonds, and collectively with the Series A Bonds, the Bonds). The Series B Bonds will be sold to Tempur World LLC, will not be secured by the letter of credit described above, and will be held by Tempur World, LLC, representing the Company’s equity in the Project. The Series B Bonds have a final maturity date of September 1, 2035. The interest rate on the Series B Bonds is fixed at 7.75%. On October 27, 2005, Tempur Production made an initial draw of $17,975 under the Series B Bonds, which was transferred to and used by Tempur World LLC to purchase Series B Bonds.

On October 27, 2005, Tempur Production transferred its interest in the Project to Bernalillo County, and Bernalillo County leased the Project back to Tempur Production on a long-term basis with the right to purchase the Project for one dollar when the Bonds are retired. Pursuant to the lease agreement, Tempur Production will pay rent to Bernalillo County in an amount sufficient to pay debt service on the Bonds and certain fees and expenses. The Bonds are not general obligations of Bernalillo County, but are special, limited obligations payable solely from bond proceeds, rent paid by Tempur Production under the lease agreement, and other revenues. The substance of the transaction is that Bernalillo County issued the Bonds on behalf of Tempur Production. Therefore, the Company has recorded the obligation as long-term debt of $53,925 in its consolidated balance sheet on the date of the transaction.

(d) Senior Subordinated Notes—In 2003, Tempur-Pedic, Inc. and Tempur Production (Issuers) issued $150,000 aggregate principal amount of 10.25% Senior Subordinated Notes due 2010 (Senior Subordinated Notes). The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally, and jointly and severally, guaranteed on an unsecured senior subordinated basis by the

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Issuers’ ultimate parent, Tempur-Pedic International Inc., and certain other subsidiaries of Tempur-Pedic International Inc. Except as noted below, the Senior Subordinated Notes have no mandatory redemption or sinking fund requirements. However, the indenture governing the Senior Subordinated Notes permits the partial redemption at the Issuer’s option under certain circumstances prior to August 15, 2006, and full redemption at the Issuer’s option prior to August 15, 2007 at a redemption price of 100% of the principal amount plus a “make whole” premium based on the discounted value of the redemption price payable at August 15, 2007 plus remaining interest payments to such date or after August 15, 2007 at a redemption price of 105.125% of the principal amount.

If Tempur-Pedic, Inc., Tempur Production USA, Inc., Tempur-Pedic International Inc. or any of Tempur-Pedic International Inc.’s other restricted subsidiaries sell certain assets or experience specific kinds of changes of control, Tempur-Pedic, Inc. and Tempur Production USA, Inc. must offer to repurchase the Senior Subordinated Notes at the prices, plus accrued and unpaid interest, and additional interest, if any, to the date of redemption specified in the indenture.

On January 23, 2004, the Issuers redeemed an aggregate principal amount of $52,500 of outstanding Senior Subordinated Notes. The redemption price was 110.25% of the principal amount plus accrued interest, and the redemption was funded with a portion of the net proceeds from the initial public offering of Tempur-Pedic International Inc. The Company reflected the $5,381 redemption premium as a Loss on extinguishment of debt included in Other income (expense), net in the year ended December 31, 2004.

The Senior Subordinated Notes contain certain nonfinancial and financial covenants which include restrictions on: the declaration or payment of dividends and distributions; the payment, purchase, redemption, defeasance, acquisition or retirement of subordinated indebtedness; the granting of liens; the making of loans and the transfer of properties and assets; mergers; consolidations or sale of assets; the acquisition or creation of additional subsidiaries; and the sale and leaseback of assets. The Company was in compliance with all covenants as of December 31, 2005.

(5) Stockholders’ Equity

(a) Registration Rights—Under the terms of a registration rights agreement entered into in 2002 in connection with the Tempur Acquisition, holders of 10% of Tempur-Pedic International Inc.’s registrable securities, as defined in the Registration Rights Agreement, have the right, subject to certain conditions, to require Tempur-Pedic International Inc. to register any or all of their shares of common stock under the Securities Act of 1933, as amended (Securities Act), at the Company’s expense. The 15,313 shares of common stock sold in the initial public offering by selling shareholders and the 14,950 shares sold in the 2004 secondary offering were sold by selling stockholders that were parties to the Registration Rights Agreement. As of December 31, 2005, the Company estimates that 9,647 outstanding shares of registrable common stock are held by parties to the Registration Rights Agreement.

Certain of these holders have demand registration rights under the Registration Rights Agreement as described above.

(b) Stock Split—On December 23, 2003, the Board of Directors declared a 525-for-one stock split, in the form of a stock dividend.

(c) Initial Public Offering—Effective with Tempur-Pedic International Inc.’s initial public offering on December 23, 2003, the authorized shares of capital stock were increased to 300,000 shares of common stock and 10,000 shares of preferred stock. Subject to preferences that may be applicable to any outstanding preferred stock, holders of the common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation,

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

dissolution, or winding up, the holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

Tempur-Pedic International Inc. is authorized to issue up to 10,000 shares of preferred stock, $0.01 par value per share. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

(d) Secondary Public Offering—On November 23, 2004, Tempur-Pedic International Inc. closed a secondary offering of 14,950 shares of its common stock, including the subsequent exercise in full of the underwriters’ overallotment option, at a price of $18.96 per share. All shares were sold by certain of the stockholders pursuant to the terms of the Registration Rights Agreement. The Company incurred $939 in expenses associated with this offering.

(e) Share Repurchase Program—On October 18, 2005, the Board of Directors authorized the repurchase of up to $80,000 of the Company’s common stock. Share repurchases under this program were made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management deemed appropriate. During 2005, the Company repurchased 6,840 shares, at a total cost of $76,000. The Company funded these share repurchases from borrowings under the 2005 Senior Credit Facility and funds from operations.

On January 25, 2006, the Board of Directors amended the share repurchase program described above to increase the total authorization by an additional $100,000 resulting in a total authorization to purchase up to $180,000 of Tempur-Pedic International Inc.’s common stock. Accordingly, as of January 25, 2006, because we had already purchased $76,000 of shares under the program, the Company was authorized to purchase up to $104,000 of our common stock. Since January 25, 2006, the Company has repurchased an additional 3,652 shares at a total cost of $42,761 through February 24, 2006. The share repurchases have been and will continue to be funded from borrowings under the 2005 Senior Credit Facility and funds from operations.

(6) Stock-based Compensation

(a) 2002 Option Plan—On November 1, 2002, Tempur-Pedic International Inc. adopted the 2002 Option Plan to provide for grants of options to purchase shares of Class B-1 common stock to employees and directors of the Company. Options granted under the 2002 Option Plan which qualify as incentive stock options, as defined by the Code, must have an exercise price of not less than the fair market value of Tempur-Pedic International Inc.’s Class B-1 common stock at the date of grant. The determination of the exercise price was made by the Board of Directors. Options granted under the 2002 Option Plan provided for vesting terms as determined by the Board of Directors at the time of grant. Options can be exercised up to ten years from the grant date and up to five years from the date of grant for any stockholders who own 10% or more of the total combined voting power of all shares of stock of Tempur-Pedic International Inc. The total number of shares of common stock subject to issuance under the 2002 Option Plan did not exceed 6,534 shares, which was subject to certain adjustment provisions. The Company currently anticipates there will be no additional options issued under this plan.

(b) Tempur-Pedic International 2003 Equity Incentive Plan—The 2003 Equity Incentive Plan (the 2003 Plan) is administered by the Compensation Committee of the Board of Directors, which has the exclusive

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

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

During December 2004, the Company granted 70 restricted stock units (RSUs) to an employee. The RSUs vest ratably in six equal installments through January 1, 2008 and are exercisable at no cost. The Company recognized deferred stock compensation of $1,351 which is reflected as a component of Stockholders’ Equity at December 31, 2004.

(c) Tempur-Pedic International 2003 Employee Stock Purchase Plan—The 2003 Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase up to certain limits as defined in the 2003 Employee Stock Purchase Plan of the Company’s common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the price per share of Tempur-Pedic International Inc.’s common stock either at the beginning or the end of each six-month offering period, whichever is less. The Compensation Committee of the Board of Directors administers the ESPP. The Board of Directors may amend or terminate the ESPP. The ESPP complies with the requirements of Section 423 of the Internal Revenue Code. The Company may issue a maximum of 500 shares of its common stock under the ESPP.

The following table summarizes information about stock options outstanding as of December 31, 2005, 2004 and 2003:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2002	6,101	$1.53
Granted	2,734	2.39
Exercised	(1,902)	1.62
Terminated	(450)	1.54

Options outstanding at December 31, 2003	6,483	1.87
Granted	570	15.78
Exercised	(848)	1.79
Terminated	(115)	1.66

Options outstanding at December 31, 2004	6,090	3.18
Granted	1,045	13.12
Exercised	(1,059)	1.97
Terminated	(97)	1.69

Options outstanding at December 31, 2005	5,979	$5.17

Options outstanding at December 31, 2005 had exercise prices ranging from $1.53 – $24.40 per share. Options granted prior to the Company’s initial public offering from the Company’s 2002 Option Plan had exercise prices ranging from $1.53 to $2.86 per share and are exercisable ratably through September 30, 2013. All other

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

options granted under the 2003 Equity Incentive Plan had exercise prices ranging from $10.41 to $24.40 per share and are exercisable ratably through December 27, 2015. The weighted average fair value at date of grant for options granted during 2005 was $13.12. The weighted average remaining contractual life is 7.7 years.

The number of options exercisable were 31, 1,175 and 2,702 as of December 31, 2005, 2004 and 2003, respectively. The weighted average exercise prices of options exercisable were $2.46, $2.14 and $5.59 as of December 31, 2005, 2004 and 2003, respectively.

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

	2005	2004
Expected life of option, in years	5	5
Risk-free interest rate	3%	3%
Expected volatility of stock	46%	36%
Expected dividend yield on stock	0%	0%

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

In December 2004, the FASB issued SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. See further discussion in Note 2.

(7) Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income are as follows:

	December 31,
	2005	2004
Financial instruments accounted for as hedges	(478)	(508)
Foreign currency translation	1,615	17,715

Accumulated other comprehensive income	$1,137	$17,207

(8) Commitments and Contingencies

(a) Lease Commitments—Tempur-Pedic International leases space for its corporate headquarters and a retail outlet under operating leases that call for annual rental payments due in equal monthly installments. Operating lease expenses were $3,578, $4,226 and $3,944 for the years ended December 31, 2005, 2004 and 2003 respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Future minimum lease payments at December 31, 2005 under these non-cancelable leases are as follows:

Year Ended December 31,
2006	$3,132
2007	2,652
2008	1,869
2009	1,715
2010	1,021
Thereafter	676

$11,065

(b) Purchase Commitments—As of December 31, 2005, the Company had outstanding commitments of approximately $9,160 for capital expenditures related to the construction of the production facility in Albuquerque, New Mexico. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of December 31, 2005.

(c) Securities Litigation—Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International Inc. and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International Inc.’s stock between April 22, 2005 and September 19, 2005. On December 29, 2005, the court consolidated these five actions (the “Securities Law Action”). Lead plaintiffs filed a consolidated complaint on February 27, 2006. In their consolidated complaint, lead plaintiffs assert claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of Tempur-Pedic International Inc.’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. The principal allegation set forth in the Securities Law Action is that Tempur-Pedic International Inc. did not disclose the impact of competition on its prospects. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. We strongly believe that the Securities Law Action lacks merit, and we intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Securities Law Action at this time, and we can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations.

On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International Inc., purportedly derivatively on behalf of Tempur-Pedic International Inc. (the “Derivative Complaints”). The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International Inc.’s securities on the basis of material non-public information in 2005. The Delaware derivative complaint also asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above. On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions pending the outcome of the motion to dismiss that defendants intend to file in the Securities Law Action. Tempur-Pedic International Inc. is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of Tempur-Pedic International Inc. Tempur-Pedic International Inc. is in the process of evaluating these claims.

The Company is also party to various other legal proceedings generally incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that adverse determinations in any or all of such proceedings will have a materially adverse effect upon the financial condition, liquidity or results of operations of the Company.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

(9) Derivative Financial Instruments

The Company’s earnings, as a result of its global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect its results of operations and financial position. We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at December 31, 2005, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. Dollar, is approximately $823. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings. The contracts had notional values of $20,614 and $19,240 and fair values of $7 and $453 included in Other current assets and liabilities in the Consolidated Balance Sheets as of December 31, 2005 and 2004, respectively. Tempur-Pedic International also had foreign exchange (losses) gains on derivative financial instruments of $(3,439), $606, and $(3,051) for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company is exposed to changes in interest rates. The 2005 Senior Credit Facility and the Series A bonds issued in connection with our New Mexico facility are variable-rate debt. Interest rate changes generally do not affect the market value of such debt but do impact the amount of the Company’s interest payments and therefore, future earnings and cash flows, assuming other factors are held constant. On December 31, 2005, the Company had variable-rate debt of approximately $245,490. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on the variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $2,455.

In January 2003, the Company paid premiums to purchase two three-year interest rate caps for the purpose of protecting cash flows associated with interest payments on $60,000 of the existing variable-rate debt outstanding, at any given time, against LIBOR rates rising above 5%. Under the terms of the interest rate caps, the Company paid premiums to receive payments based on the difference between 3-month LIBOR and 5% during any period in which the 3-month LIBOR rate exceeds 5%. The fair value of the interest rate caps was included in Prepaid expenses and other current and the gains (losses) in fair value were charged to Accumulated other comprehensive income. The fair value and gains (losses) recognized on the interest rate caps are immaterial in all periods for which financial statements are presented. The interest rate caps will expire on March 31, 2006 and the Company has not yet determined if it will replace the interest rate caps upon expiration.

(10) Income Taxes

(a) American Jobs Creation Act of 2004—Repatriation of Foreign Earnings—On October 22, 2004, the President signed the Jobs Creation Act, which provides a temporary elective 85% dividends received deduction for cash dividends paid by foreign subsidiaries to their U.S. corporate shareholder in either 2004 or 2005. During the third quarter of 2005, the Company completed its analysis of the Jobs Creation Act. Under the provisions of the Jobs Creation Act, the Company’s Chief Executive Officer and Board of Directors approved two domestic reinvestment plans to repatriate $115,000 and $40,650, respectively, in foreign earnings in the fourth quarter of 2005. On October 19, 2005, the Company repatriated a planned dividend of $115,000. The Company repatriated an additional $40,650 on December 19, 2005, for a total repatriation of $155,650. Proceeds from the repatriation were reinvested in the Company’s U.S. operations consistent with the objectives of the Jobs Creation Act.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The Company recognized tax expense of $6,571 in the year ended December 31, 2005, or $0.07 per fully diluted share, related to the Jobs Creation Act. This tax expense consists of federal taxes of $10,619, state taxes, net of federal benefits, of $309, and a net tax benefit of $4,357 related to the utilization of foreign tax credits, and reflects the impact of previously taxed Subpart F and Section 956 income and resulting foreign exchange gain on actual distribution.

(b) Provision for Income Taxes—The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2005		2004		2003
	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes
Statutory U.S. federal income tax	$58,265	35.0%	$42,765	35.0%	21,424	35.0%

State income taxes, net of federal benefit	2,029	1.2	2,660	2.2	748	1.2
Foreign tax differential	(4,033)	(2.4)	(2,669)	(2.2)	(1,746)	(2.8)
Change in valuation allowance	1,153	0.7	1,522	1.2	2,654	4.3
Foreign repatriation, net of foreign tax credits	6,263	3.8	—	—	—	—
Foreign tax credit, net of Section 78 gross up	—	—	(39)	—	(1,163)	(1.9)
Incentive Stock Options	(847)	(0.5)	1,073	0.9	797	1.3
Subpart F income and Section 956	2,644	1.6	1,524	1.2	1,688	2.8
Manufacturing deduction	(1,030)	(0.6)	—	—	—	—
Permanent and other	2,699	1.5	344	0.3	(775)	(1.3)

Effective income tax provision	$67,143	40.3%	$47,180	38.6%	23,627	38.6%

Subpart F income represents interest and royalties earned by a foreign subsidiary. Under the Internal Revenue Code, such income is taxable to Tempur-Pedic International as if, in effect, earned directly by Tempur-Pedic International.

The Company’s effective tax rate for the year ended December 31, 2005 was 40.3%, including the $6,571 tax expense related to the repatriation under the provisions of the Jobs Creation Act and including a benefit of $1,588 related to a favorable state tax ruling. Excluding the impact of the transactions and adjustments described above, the Company’s effective tax rates would have been 37.3% for the year ended December 31, 2005. The effective tax rate was 38.6% for the years ended December 31, 2004 and 2003.

At December 31, 2005, Tempur-Pedic International had remaining undistributed earnings of $7,870 from its foreign subsidiaries determined under U.S. tax principles as of November 1, 2002 related to the period prior to the acquisition of Tempur World Inc. by Tempur-Pedic International Inc, translated into U.S. dollars at the applicable exchange rate on December 31, 2005. All pre-acquisition earnings of $60,810 related to Dan Foam ApS were distributed as part of the $155,650 repatriation plans under the Jobs Creation Act. The remaining balance of $7,870 relates to other foreign subsidiaries. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $7,870 of undistributed earnings, as these earnings are considered indefinitely reinvested.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

In addition, Tempur-Pedic International had remaining undistributed earnings from its foreign subsidiaries determined under U.S. generally accepted accounting principles for the period from November 1, 2002 through December 31, 2005 of $71,453. As part of the $155,650 repatriation plans under the Jobs Creation Act, $94,840 of post November 1, 2002 earnings of Dan Foam ApS, translated at the December 31, 2005 exchange rate, were distributed. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $71,453 of undistributed earnings, as these earnings are considered indefinitely reinvested. These undistributed earnings could become subject to U.S. income taxes and foreign withholding taxes (subject to a reduction for foreign tax credits) if these undistributed earnings were remitted as dividends, loaned to the U.S. parent company or a U.S. subsidiary, or if Tempur-Pedic International Inc. should sell its stock in the subsidiaries.

The Company has established a valuation allowance for net operating loss carryforwards (NOLs) and certain other deferred tax assets related to certain domestic and foreign operations. The Company’s foreign NOLs were $24,382 and $24,864 as of December 31, 2005 and 2004, respectively. These NOLs expire at various dates through 2015. The Company’s domestic NOLs were $1,068 net of federal benefit as of December 31, 2005. These domestic NOLs relate to NOLs generated in various states where domestic subsidiaries are filing separate company income tax returns and will expire at various dates through 2024. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the Foreign NOLs and certain other timing differences related to some of its foreign operations. The Company believes that it is more likely than not that its tax assets (other than those related to some of its foreign operations as discussed above) are realizable based on the level of future reversing taxable temporary differences and on historically profitable operations, which the Company believes are more likely than not to continue into the future to the extent necessary to assure realization of recorded deferred tax assets. However, there can be no assurance that such assets will be realized if circumstances change.

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

The Income tax provision consisted of the following:

	Year Ended December 31,
	2005	2004	2003
Current
Federal	$29,045	$18,064	$5,813
State	4,003	3,601	1,403
Foreign	29,438	20,830	19,754

Total current	62,486	42,495	26,970

Deferred
Federal	3,922	3,891	(1,009)
State	208	451	(191)
Foreign	527	343	(2,143)

Total deferred	4,657	4,685	(3,343)

Total Income tax provision	$67,143	$47,180	$23,627

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The net deferred tax asset and liability recognized in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2005	2004
Deferred tax assets:
Inventories	$4,908	$5,042
Net operating losses	9,711	11,880
Property, plant and equipment	2,043	2,455
Accrued expenses and other	6,411	7,158

Total deferred tax assets	23,073	26,535
Valuation allowances	(10,723)	(14,087)

Total net deferred tax assets	$12,350	$12,448

Deferred tax liabilities:
Property, plant and equipment	$(13,142)	$(14,995)
Intangible assets	(28,990)	(30,616)
Accrued expenses and other	(3,966)	(1,749)
Inventories	(131)	(75)
Goodwill	25	69

Total deferred tax liabilities	(46,204)	(47,366)

Net deferred tax liability	$(33,854)	$(34,918)

(11) Major Customers

Five customers accounted for approximately 12%, 13% and 22% of Tempur-Pedic International sales for the years ended December 31, 2005, 2004 and 2003, respectively. The top five customers also accounted for approximately 19% and 15% of accounts receivable as of December 31, 2005 and 2004, respectively. The loss of one or more of these customers could negatively impact the Company. The composition of our top 5 customers varies between the periods ended December 31, 2005, 2004 and 2003.

(12) Benefit Plan

A subsidiary of the Company has a defined contribution plan (the Plan) whereby eligible employees may contribute up to 15% of their pay subject to certain limitations as defined by the Plan. Employees are eligible to receive matching contributions at the start of employment with the Company. The Plan provides a 100% match of the first 3% and 50% of the next 2% of eligible employee contributions. All matching contributions vest immediately. The Company incurred $520, $227, and $148 of expenses associated with the Plan for the years ended December 31, 2005, 2004 and 2003, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

(13) Earnings Per Share

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Numerator:
Net income	$99,329	$75,007	$37,575

Denominator:
Denominator for basic earnings per share—weighted average shares	98,012	97,695	11,330
Effect of dilutive securities:
Employee stock options and RSUs	4,132	5,181	5,547
Warrants	—	—	4,299
Convertible preferred stock	—	—	74,155

Dilutive potential common shares	4,132	5,181	84,001

Denominator for diluted earnings per share—adjusted weighted average shares	102,144	102,876	95,331

Basic earnings per share	$1.01	$0.77	$3.32

Diluted earnings per share	$0.97	$0.73	$0.39

The Company excluded 395 and 29 shares issuable upon exercise of outstanding stock options for the years ended December 31, 2005 and 2004, respectively, from the Diluted earnings per share computation since their exercise price was greater than the average market price of our common stock or if they were otherwise anti-dilutive.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

(14) Business Segment Information

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

The following table summarizes segment information:

	Year Ended December 31,
	2005	2004	2003
Net sales from external customers:
Corporate	$—	$—	$—
Domestic	536,286	430,718	282,248
International	300,446	254,148	196,887

	$836,732	$684,866	$479,135

Inter-segment sales:
Corporate	$—	$—	$—
Domestic	—	—	—
International	39,164	(19,979)	(48,774)
Intercompany eliminations	(39,164)	19,979	48,774

	$—	$—	$—

Operating income (loss):
Corporate	$(15,124)	$(19,304)	$(12,611)
Domestic	115,077	108,641	51,966
International	90,901	61,698	57,719

	$190,854	$151,035	$97,074

Depreciation and amortization (excluding stock-based compensation amortization):
Corporate	$451	$740	$10,260
Domestic	11,926	9,952	7,716
International	12,622	12,620	8,266

	$24,999	$23,312	$26,242

Total assets:
Corporate	$372,341	$393,202	332,018
Domestic	493,871	439,845	477,406
International	301,465	345,040	346,156
Intercompany eliminations	(465,366)	(538,464)	(535,231)

	$702,311	$639,623	620,349

Capital expenditures:
Corporate	$310	$535	$430
Domestic	78,282	20,051	23,372
International	6,289	17,833	8,795

	$84,881	$38,419	$32,597

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The following table sets forth Net sales by significant product group:

	Year Ended December 31,
	2005	2004	2003
Mattresses	$566,460	$433,285	$268,188
Pillows	126,227	138,044	132,750
All Other	144,045	113,537	78,197

	$836,732	$684,866	$479,135

During the course of normal operations, the Domestic segment purchases inventory from the Danish manufacturing facility. These purchases are included in the International segment as Intercompany sales. The Intercompany profits on these sales are eliminated from the International segment when the manufacturing profit in ending finished goods inventory is eliminated during the consolidation of the Company’s results. These manufacturing profits were $15,832, $4,716, and $12,916 for the years ended December 31, 2005, 2004, and 2003.

(15) Consolidating Financial Information

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

Condensed Consolidating Balance Sheet

As of December 31, 2005

	Ultimate Parent	Combined Issuer subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$647	$76,888	$19,917	$56,428	$107,156	$(32,768)	$228,268
Property, plant and equipment, net	—	130,608	472	5,543	56,601	—	193,224
Other noncurrent assets	132,997	286,374	218,308	1,967	137,707	(496,534)	280,819

Total assets	$133,644	$493,870	$238,697	$63,938	$301,464	$(529,302)	$702,311

Current liabilities	$15,866	$(25,446)	$19,297	$80,072	$63,957	$(32,767)	$120,979
Noncurrent liabilities	—	482,170	89,327	50	236,060	(452,604)	355,003
Equity (deficit)	117,778	37,146	130,073	(16,184)	1,447	(43,931)	226,329

Total liabilities and equity (deficit)	$133,644	$493,870	$238,697	$63,938	$301,464	$(529,302)	$702,311

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Condensed Consolidating Balance Sheet

As of December 31, 2004

	Ultimate Parent	Combined Issuer subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$3,470	$84,322	$13,569	$48,112	$133,162	$(68,789)	$213,846
Property, plant and equipment, net	—	63,538	613	4,235	70,071	—	138,457
Other noncurrent assets	108,538	291,986	267,011	891	141,808	(522,914)	287,320

Total assets	$112,008	$439,846	$281,193	$53,238	$345,041	$(591,703)	$639,623

Current liabilities	$1,046	$(24,047)	$50,767	$84,670	$55,482	$(68,789)	$99,129
Noncurrent liabilities	—	505,015	198,182	96	180,196	(556,616)	326,873
Equity (deficit)	110,962	(41,122)	32,244	(31,528)	109,363	33,702	213,621

Total liabilities and equity (deficit)	$112,008	$439,846	$281,193	$53,238	$345,041	$(591,703)	$639,623

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2005

	Ultimate Parent	Combined Issuer subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$10,600	$—	$525,686	$339,610	$(39,164)	$836,732
Cost of sales	—	5,240	(1,171)	291,489	156,396	(39,164)	412,790

Gross profit	—	5,360	1,171	234,197	183,214	—	423,942
Operating expenses	4,890	18,453	11,405	110,274	88,066	—	233,088

Operating income (loss)	(4,890)	(13,093)	(10,234)	123,923	95,148	—	190,854
Interest income (expense), net	(7)	(15,799)	(3,548)	26	(936)	—	(20,264)
Loss on extinguishment of debt	—	(1,960)	(1,568)	—	(717)	—	(4,245)
Other income (expense)	19	101,189	400	(101,666)	185	—	127
Income taxes	—	27,889	4,941	4,348	29,965	—	67,143

Net income (loss)	$(4,878)	$42,448	$(19,891)	$17,935	$63,715	$—	$99,329

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2004

	Ultimate Parent	Combined Issuer subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$8,043	$—	$422,675	$274,127	$(19,979)	$684,866
Cost of sales	—	4,010	(928)	215,979	124,770	(19,979)	323,852

Gross profit	—	4,033	928	206,696	149,357	—	361,014
Operating expenses	7,604	16,798	12,628	90,006	82,943	—	209,979

Operating income (loss)	(7,604)	(12,765)	(11,700)	116,690	66,414	—	151,035
Interest income (expense), net	—	(17,433)	(2,743)	20	(3,394)	—	(23,550)
Loss on extinguishment of debt	—	(5,381)	—	—	—	—	(5,381)
Other income (expense)	—	59,708	(235)	(59,289)	(101)	—	83
Income taxes	—	25,398	(5,093)	5,702	21,173	—	47,180

Net income (loss)	$(7,604)	$(1,269)	$(9,585)	$51,719	$41,746	$—	$75,007

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2003

	Ultimate Parent	Combined Issuer subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$197,085	$—	$85,163	$245,661	$(48,774)	$479,135
Cost of sales	—	110,083	(601)	37,666	125,491	(48,774)	223,865

Gross profit	—	87,002	601	47,497	120,170	—	255,270
Operating expenses	4,626	40,858	8,586	41,674	62,452	—	158,196

Operating income (loss)	(4,626)	46,144	(7,985)	5,823	57,718	—	97,074
Interest income (expense), net	—	(10,876)	(6,212)	(45)	(3,406)	—	(20,539)
Loss on extinguishment of debt	—	(6,651)	(544)	—	(6,474)	—	(13,669)
Other income (expense)	(2)	19,741	(509)	(19,833)	(1,061)	—	(1,664)
Income taxes	(5)	11,640	(5,657)	—	17,649	—	23,627

Net income (loss)	$(4,623)	$36,718	$(9,593)	$(14,055)	$29,128	$—	$37,575

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

	Ultimate Parent	Combined Issuer subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(4,878)	$42,448	$(19,891)	$17,935	$63,715	$—	$99,329
Non-cash expenses	2,864	16,275	5,721	1,118	16,938	230	43,146
Changes in working capital	17,140	2,915	(42,779)	(16,617)	(655)	(230)	(40,226)

Net cash (used in) / provided by operating activities	15,126	61,638	(56,949)	2,436	79,998	—	102,249
Net cash used for investing activities	(21,171)	(63,845)	163,355	(2,655)	(162,268)	—	(86,584)
Net cash provided by / (used in) financing activities	5,526	3,700	(106,511)	—	77,330	—	(19,955)
Effect on exchange rate changes on cash	—	—	—	—	(6,223)	—	(6,223)

Net increase (decrease) in cash and cash equivalents	(519)	1,493	(105)	(219)	(11,163)	—	(10,513)

Cash and cash equivalents at beginning of the period	970	551	607	219	26,021	—	28,368

Cash and cash equivalents at end of period	$451	$2,044	$502	$—	$14,858	$—	$17,855

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2004

	Ultimate Parent	Combined Issuer subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(7,604)	$(1,269)	$(9,585)	$51,719	$41,746	$—	$75,007
Non-cash expenses	5,207	15,546	1,851	2,215	16,854	—	41,673
Changes in working capital	(3,236)	(18,611)	9,487	(52,070)	24,716	—	(39,714)

Net cash provided by / (used in) operating activities	(5,633)	(4,334)	1,753	1,864	83,316	—	76,966
Net cash used for investing activities	—	(18,248)	(770)	(1,645)	(17,688)	—	(38,351)
Net cash (used in) / provided by financing activities	1,847	22,202	(1,921)	—	(50,635)	—	(28,507)
Effect on exchange rate changes on cash	—	—	—	—	4,030	—	4,030

Net increase (decrease) in cash and cash equivalents	(3,786)	(380)	(938)	219	19,023	—	14,138

Cash and cash equivalents at beginning of the period	4,756	931	1,545	—	6,998	—	14,230

Cash and cash equivalents at end of period	$970	$551	$607	$219	$26,021	$—	$28,368

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2003

	Ultimate Parent	Combined Issuer subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(4,623)	$36,718	$(9,593)	$(14,055)	$29,128	$—	$37,575
Non-cash expenses	6,012	13,120	4,599	217	5,506	—	29,454
Changes in working capital	119,133	(128,474)	7,492	16,054	(34,284)	—	(20,079)

Net cash (used in) / provided by operating activities	120,522	(78,636)	2,498	2,216	350	—	46,950
Net cash used for investing activities	(39,434)	(23,307)	(430)	(2,192)	(5,744)	—	(71,107)
Net cash provided by / (used in) financing activities	(76,332)	102,196	(1,132)	—	1,842	—	26,574
Effect on exchange rate changes on cash	—	—	—	—	(841)	—	(841)

Net increase (decrease) in cash and cash equivalents	4,756	253	936	24	(4,393)	—	1,576

Cash and cash equivalents at beginning of the period	—	678	609	(24)	11,391	—	12,654

Cash and cash equivalents at end of period	$4,756	$931	$1,545	$—	$6,998	$—	$14,230

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

(16) Quarterly Financial Data (unaudited)

Our quarterly operating results fluctuate as a result of seasonal variations in our business. A significant portion of our growth in Net sales is attributable to growth in sales in our Domestic retail channel, particularly sales to furniture stores, which we believe are subject to seasonality inherent in the bedding industry with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters. Accordingly, our Net sales may be affected by this seasonality as our Domestic retail sales channel continues to grow as a percentage of our overall Net sales.

Quarterly results of operations for the years ended December 31, 2005 and 2004 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales	$222,379	$192,615	$206,095	$215,643
Gross profit	114,243	98,535	102,518	108,646
Operating income	49,380	44,597	42,818	54,059
Net income	26,750	24,850	17,368	30,361
Loss on debt extinguishment	(717)	—	—	(3,528)
Income tax provision on repatriation dividend	—	—	6,491	80
Basic earnings per share	$0.27	$0.25	$0.18	$0.32
Diluted earnings per share	$0.26	$0.24	$0.17	$0.30

2004
Net sales	$153,123	$151,600	$181,737	$198,406
Gross profit	81,339	80,813	96,080	102,782
Operating income	30,534	32,989	42,835	44,677
Net income	11,771	16,946	22,411	23,880
Loss on debt extinguishment	(5,381)	—	—	—
Basic earnings per share	$0.12	$0.17	$0.23	$0.24
Diluted earnings per share	$0.11	$0.16	$0.22	$0.23

The sum of the quarterly earnings per share amounts may not equal the annual amount reported because per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

SCHEDULE II

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2003	$2,518	$2,090	$—	$(415)	$4,193

Year Ended December 31, 2004	$4,193	$3,681	$—	$(2,366)	$5,508

Year Ended December 31, 2005	$5,508	$2,666	$—	$(2,738)	$5,436