Form 10-Q
period 2006-03-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2006-05-08
CIK 1206264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2006 was 84,532,839 shares.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, the impact of the adoption of recently issued accounting pronouncements, the Company’s intention to repurchase shares of its common stock from time to time under its share repurchase program, the putative securities class action lawsuits and related lawsuits recently filed, the rollout and market acceptance of new products, plans to increase sales and reduce costs, the impact of increases in raw materials costs, the construction of our new manufacturing facility in New Mexico, and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under ITEM 1A of Part II. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Net sales	$228,586	$222,379
Cost of sales	117,332	108,136

Gross profit	111,254	114,243
Selling and marketing expenses	44,742	44,969
General and administrative expenses	18,455	19,090
Research and development expenses	840	804

Operating income	47,217	49,380
Other income (expense), net:
Interest expense, net	(4,457)	(5,363)
Loss on extinguishment of debt	—	(717)
Other expense, net	(93)	(85)

Total other expense	(4,550)	(6,165)
Income before income taxes	42,667	43,215
Income tax provision	15,774	16,465

Net income	$26,893	$26,750

Earnings per share:
Basic	$0.30	$0.27

Diluted	$0.29	$0.26

Weighted average shares outstanding:
Basic	89,346	98,420

Diluted	93,089	103,392

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,181	$17,855
Accounts receivable, net	122,644	111,726
Inventories	78,248	81,064
Prepaid expenses and other current assets	10,944	11,072
Income taxes receivable	—	19
Deferred income taxes	7,098	6,532

Total Current Assets	232,115	228,268
Property, plant and equipment, net	199,858	193,224
Goodwill	199,868	199,962
Other intangible assets, net	73,109	73,908
Deferred financing and other non-current assets, net	7,238	6,949

Total Assets	$712,188	$702,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,059	$33,639
Accrued expenses and other	63,797	56,570
Income taxes payable	16,427	—
Current portion of long-term debt	26,440	30,770

Total Current Liabilities	143,723	120,979
Long-term debt	371,793	313,711
Deferred income taxes	40,307	40,386
Other non-current liabilities	471	906

Total Liabilities	556,294	475,982

Commitments and contingencies—see Note 8

Stockholders’ Equity:
Common stock—$.01 par value; 300,000 shares authorized; 99,215 shares issued as of March 31, 2006 and December 31, 2005	992	992
Additional paid in capital	255,653	255,369
Deferred stock compensation—net of amortization of $12,802 and $12,312 as of March 31, 2006 and December 31, 2005, respectively	(1,706)	(2,196)
Retained earnings	72,237	46,245
Accumulated other comprehensive income	998	1,137
Treasury stock, at cost; 14,676 and 6,767 shares as of March 31, 2006 and December 31, 2005, respectively	(172,280)	(75,218)

Total Stockholders’ Equity	155,894	226,329

Total Liabilities and Stockholders’ Equity	$712,188	$702,311

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,893	$26,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,105	6,530
Amortization of deferred financing costs	403	793
Loss on extinguishment of debt	—	717
Amortization of stock-based compensation	789	884
Allowance for doubtful accounts	930	913
Deferred income taxes	(658)	(1,384)
Foreign currency adjustments	136	675
Loss on sale of equipment and other	198	510
Changes in operating assets and liabilities:
Accounts receivable	(10,803)	(8,186)
Inventories	3,078	(8,874)
Prepaid expenses and other current assets	385	981
Accounts payable	2,639	253
Accrued expenses and other	5,072	(3,649)
Income taxes payable/receivable	16,388	17,180

Net cash provided by operating activities	51,555	34,093
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and other intellectual property	(202)	(474)
Purchases of property, plant and equipment	(9,260)	(18,738)
Proceeds from sale of equipment	8	83

Net cash used by investing activities	(9,454)	(19,129)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	83,000	15,000
Repayments of long-term revolving credit facility	(4,000)	(12,000)
Repayments of long-term debt	(27,623)	(31,845)
Common stock issued, including reissuances of treasury stock	194	690
Treasury stock repurchased	(98,157)	—
Payments for deferred financing costs	(619)	—

Net cash used by financing activities	(47,205)	(28,155)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	430	(2,182)

Decrease in cash and cash equivalents	(4,674)	(15,373)
CASH AND CASH EQUIVALENTS, beginning of period	17,855	28,368

CASH AND CASH EQUIVALENTS, end of period	$13,181	$12,995

Supplemental cash flow information:
Cash paid during the period for:
Interest	$8,683	$7,274
Income taxes, net of refunds	$63	$698

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business—Tempur-Pedic International Inc. and subsidiaries is a U.S.-based, multinational corporation incorporated in Delaware and is referred to herein with its subsidiaries as “the Company.”

The Company manufactures, markets, and sells viscoelastic products including pillows, mattresses, and other related products. The Company manufactures essentially all its pressure-relieving TEMPUR® products at two manufacturing facilities, with one located in Denmark and one in the U.S. The Company has sales and distribution companies operating in the U.S., Europe, and Asia Pacific. In addition, the Company has third party distributor arrangements in certain other countries where it does not have distribution companies. The Company sells its products in over 70 countries and extends credit based on the creditworthiness of its customers.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

(b) Reclassifications—Certain prior period amounts have been reclassified to conform to the 2006 presentation. Income taxes payable is shown separately from Accrued expenses and other in the Condensed Consolidated Statement of Cash Flows.

(c) Basis of Consolidation—The accompanying financial statements include the accounts of Tempur-Pedic International and its subsidiaries. All subsidiaries are wholly owned. All material intercompany balances and transactions have been eliminated.

(d) Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(g) Cash and Cash Equivalents—Cash and cash equivalents consist of all investments with initial maturities of three months or less.

(h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consisted of the following:

	March 31, 2006	December 31, 2005
Finished goods	$58,334	$61,071
Work-in-process	7,546	7,427
Raw materials and supplies	12,368	12,566

	$78,248	$81,064

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

(j) Goodwill and Other Intangible Assets—The Company follows SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. The Company performs an annual impairment test on all existing goodwill in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2005 on all existing goodwill and no impairment existed as of December 31, 2005. If facts and circumstances lead the Company’s management to believe that one of the Company’s other amortized intangible assets may be impaired, the Company will evaluate the extent to which the related cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

The following table summarizes information relating to the Company’s Other intangible assets:

		March 31, 2006			December 31, 2005
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000

Amortized intangible assets:
Technology	10	$16,000	$5,467	$10,533	$16,000	$5,067	$10,933
Patents	5-20	6,010	3,512	2,498	5,968	3,234	2,734
Customer database	5	4,200	2,870	1,330	4,200	2,660	1,540
Foam formula	10	3,700	1,264	2,436	3,700	1,172	2,528
Trademarks and other	5	3,313	2,001	1,312	3,146	1,973	1,173

Total		$88,223	$15,114	$73,109	$88,014	$14,106	$73,908

Amortization expense relating to intangible assets for Tempur-Pedic International was $1,008 and $975 for the three months ended March 31, 2006 and March 31, 2005, respectively.

The changes in the carrying amount of Goodwill for the three months ended March 31, 2006 are related to changes in amounts for foreign currency translation as follows:

Balance as of December 31, 2005	$199,962
Foreign currency translation adjustments	(94)

Balance as of March 31, 2006	$199,868

Goodwill as of March 31, 2006 and December 31, 2005 has been allocated to the Domestic and International segments as follows:

	March 31, 2006	December 31, 2005
Domestic	$89,452	$89,452
International	110,416	110,510

	$199,868	$199,962

(k) Software—Preliminary project stage costs incurred are expensed and, thereafter, costs incurred in the developing or obtaining of internal use software are capitalized. Certain costs, such as maintenance and training, are expensed as incurred. Capitalized costs are amortized over a period of not more than five years and are subject to impairment evaluation in accordance with SFAS 144. Amounts capitalized for software are included in Property, plant and equipment, net.

(l) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales returns. The Company allows product returns up to 120 days following a sale. Accrued sales returns are included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

The Company had the following activity for sales returns from December 31, 2005 to March 31, 2006:

Balance as of December 31, 2005	$6,304
Amounts accrued	11,406
Returns charged to accrual	(10,921)

Balance as of March 31, 2006	$6,789

(m) Warranties—The Company provides a 20-year warranty for U.S. sales and a 15-year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Warranties are included in Accrued expenses and other in the Condensed Consolidated Balance Sheets.

The Company had the following activity for warranties from December 31, 2005 to March 31, 2006:

Balance as of December 31, 2005	$3,107
Amounts accrued	685
Warranties charged to accrual	(917)

Balance as of March 31, 2006	$2,875

(n) Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In accordance with SFAS 5, “Accounting for Contingencies,” the Company accrues for probable foreign and domestic tax obligations as required by facts and circumstances in the various regulatory environments.

(o) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews the adequacy of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowance for doubtful accounts was $4,988 and $5,436 as of March 31, 2006 and December 31, 2005, respectively. Deposits made by customers are recorded as a liability and recognized as a sale when product is shipped. The Company had $248 and $454 of deferred revenue included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005, respectively.

The Company reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling on large quantity orders in our Retail sales channel were approximately $0 and $3,091 for the three months ended March 31, 2006 and March 31, 2005, respectively. We no longer separately invoice customers in the Retail channel for freight on large quantity orders. All other amounts included in Net sales for shipping and handling were approximately $3,199 and $4,059 for the three months ended March 31, 2006 and March 31, 2005, respectively. Amounts included in Cost of sales for shipping and handling were approximately $17,858 and $20,033 for the three months ended March 31, 2006 and March 31, 2005, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

In connection with customer purchases financed under an extended financing program with certain third party financiers (Card Servicers), the Card Servicer pays the Company an amount equal to the total amount of such purchases, net of a non-refundable financing fee as well as an interest bearing holdback of 15% (to be released upon ultimate collection) of certain amounts financed with recourse under the program. Amounts associated with this limited program are not material in all periods for which financial statements are presented.

(p) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program. Advertising costs charged to expense were approximately $26,138 and $25,780 for the three months ended March 31, 2006 and March 31, 2005, respectively. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets were approximately $5,081 and $6,064 as of March 31, 2006 and December 31, 2005, respectively.

(q) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred.

(r) Treasury Stock—As discussed in Note 5 below, in October 2005 our Board of Directors authorized a share repurchase program (Share Repurchase Program). Shares repurchased under the Company’s Share Repurchase Program are held in treasury for general corporate purposes, including issuances under various employee stock option plans. Treasury shares are accounted for under the cost method and reported as a reduction of Stockholders’ equity.

(s) Stock Based Compensation— The Company adopted SFAS 123R Share-Based Payment (SFAS 123R) on January 1, 2006 using the modified prospective method for the transition. SFAS 123R requires compensation expense relating to share-based payments be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the estimable life of the equity award. Additionally, SFAS 123R requires that the benefit of tax deductions in excess of recognized compensation expense be reported as a financing cash flow rather than an operating cash flow in the accompanying consolidated statement of cash flows. Financial results including cash flow from operating results for 2005 have not been restated for the adoption of SFAS 123R.

The effect of the adoption of SFAS 123R on the Company’s results of operations was not material and is included in the Consolidated Statements of Income for the period ended March 31, 2006. The Company did not have any excess tax benefit related to the exercise of stock-options.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Pro forma information in accordance with SFAS 123 for the Company for the three months ended March 31, 2005 is as follows:

Three Months Ended March 31, 2005
Net income as Reported	$26,750
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	843
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(1,884)

Pro forma Net income	$25,709

Earnings per share:
Basic as reported	$0.27

Diluted as reported	$0.26

Basic—Pro forma Net income	$0.26

Diluted—Pro forma Net income	$0.25

In December 2005, the Company accelerated the vesting of certain unvested incentive stock options which had exercise prices greater than the fair market value of the stock on the date of acceleration. Options to purchase approximately 467 shares of common stock, or approximately 18% of the Company’s outstanding unvested options, were subject to the acceleration. Options subject to the acceleration had exercise prices ranging from $13.94 to $24.40 per share and a weighted average remaining life of 9 years. The weighted average exercise price of the options subject to the acceleration was $18.51. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its financial statements, upon adoption of SFAS 123R. The acceleration resulted in an increase of $2,842 in the pro forma employee stock option stock-based compensation expense for the fourth quarter and year ended December 31, 2005. See Note 6 for further discussion of the Company’s adoption of SFAS 123R. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

(2) Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company adopted this pronouncement on January 1, 2006. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

(3) Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	March 31, 2006	December 31, 2005
Land and buildings	$68,072	$67,193
Machinery and equipment	98,224	96,298
Construction in progress	92,245	82,775

	258,541	246,266
Total accumulated depreciation	(58,683)	(53,042)

	$199,858	$193,224

Construction in progress is primarily comprised of the costs for the construction of the Company’s New Mexico facility and includes capitalized interest costs of $3,757 and $2,567 as of March 31, 2006 and December 31, 2005, respectively, in connection with the construction of assets. Additionally, Construction in progress includes $1,437 and $843 that is included in Accounts payable as of March 31, 2006 and December 31, 2005, respectively. These amounts have been excluded from Cash flows from investing activities in the Consolidated Statements of Cash Flows in their respective periods.

(4) Long-term Debt

(a) Long-term Debt—Long-term debt for Tempur-Pedic International consisted of the following:

	March 31, 2006	December 31, 2005
2005 Senior Credit Facility:
Foreign Term Loan (EUR Denominated) payable to lenders, interest at Index Rate or LIBOR plus margin (3.80% and 3.46% as of March 31, 2006 and December 31, 2005, respectively), principal payments due quarterly through June 30, 2010 with a final payment on October 18, 2010	$83,344	$108,565
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (5.77% and 5.28% as of March 31, 2006 and December 31, 2005, respectively), commitment through and due October 18, 2010	162,000	83,000

2005 Industrial Revenue Bonds:
Variable Rate Industrial Revenue Bonds Series 2005A, interest rate determined by remarketing agent (4.65% and 4.35% as of March 31, 2006 and December 31, 2005, respectively), interest due monthly and principal due quarterly through September 1, 2030	53,925	53,925

Senior Subordinated Notes:
U.S. Senior Subordinated Notes payable to institutional investors, interest at 10.25%, due August 15, 2010	97,500	97,500

Other:
Mortgages payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest at 4.0% to 5.1%	1,464	1,491

	398,233	344,481
Less: Current portion	(26,440)	(30,770)

Long-term debt	$371,793	$313,711

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

(b) Secured Credit Financing—On October 18, 2005, Tempur-Pedic International Inc. entered into a credit agreement (the 2005 Senior Credit Facility) with Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, Inc., and Bank of America, N.A., Fifth Third Bank, Nordea Bank Danmark, A/S and Suntrust Bank. The Company used proceeds from the 2005 Senior Credit Facility to pay off amounts outstanding under its prior senior credit facility and an unsecured revolving credit facility, among other things. The prior senior credit facility was terminated upon repayment. On February 8, 2006, Tempur-Pedic International Inc. entered into an amendment to its 2005 Senior Credit Facility, which increased availability and adjusted one of the financial covenants.

The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $390,000. The domestic credit facility is a five-year, $260,000 revolving credit facility (Domestic Revolver). The foreign credit facilities consist of a $20,000 revolving credit facility (Foreign Revolver) and $110,000 term loan (Foreign Term Loan). The various credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in the 2005 Senior Credit Facility, plus one of the following indexes: (i) LIBOR and (ii) for U.S. dollar-denominated loans only, a base rate (defined as the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus .50%). The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility. The facility fee is calculated based on the consolidated leverage ratio and ranges from .175% to .35%.

The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International Inc., Tempur World, LLC and Tempur World Holdings, LLC, as well as certain other subsidiaries of the Company, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all U.S. assets. The maturity date of the 2005 Senior Credit Facility is October 18, 2010. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company and its subsidiaries, among the most significant of which are a fixed charge coverage ratio requirement and a consolidated leverage ratio requirement. The Company was in compliance with all covenants as of March 31, 2006.

At March 31, 2006, the Company had a total of $280,000 of long-term revolving credit facilities under the 2005 Senior Credit Facility, which was comprised of the $260,000 Domestic Revolver and the $20,000 Foreign Revolver (collectively, the Revolvers). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $56,535 at March 31, 2006. After giving effect to letters of credit and $162,000 in borrowings under the Domestic Revolver, total availability under the Revolvers was $61,465 at March 31, 2006. There were no borrowings under the Foreign Revolver as of March 31, 2006.

(c) Industrial Revenue Bonds—On October 27, 2005, Tempur Production USA, Inc. (Tempur Production), a subsidiary of Tempur-Pedic International Inc., completed an industrial revenue bond financing for the construction and equipping of Tempur Production’s new manufacturing facility (the Project) located in Bernalillo County, New Mexico (Bernalillo County). Under the terms of the financing, Bernalillo County will issue up to $75,000 of Series 2005A Taxable Variable Rate Industrial Revenue Bonds (the Series A Bonds). The Series A Bonds are marketed to third parties by a remarketing agent and secured by a letter of credit issued under the Company’s Domestic Revolver and purchased by qualified investors. The Series A Bonds have a final maturity date of September 1, 2030. The interest rate on the Series A Bonds is a weekly rate set by the remarketing agent, in its sole discretion, though the interest rate may not exceed the lesser of (i) the highest rate allowed under New Mexico law or (ii) 12% per annum. On October 27, 2005, Tempur Production made an initial draw of $53,925 on the Series A Bonds. The Company used proceeds from the Bonds to pay down the prior domestic revolving credit facility, among other things.

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

On October 27, 2005, Tempur Production transferred its interest in the Project to Bernalillo County, and Bernalillo County leased the Project back to Tempur Production on a long-term basis with the right to purchase the Project for one dollar when the Bonds are retired. Pursuant to the lease agreement, Tempur Production will pay rent to Bernalillo County in an amount sufficient to pay debt service on the Bonds and certain fees and expenses. The Bonds are not general obligations of Bernalillo County, but are special, limited obligations payable solely from bond proceeds, rent paid by Tempur Production under the lease agreement, and other revenues. The substance of the transaction is that Bernalillo County issued the Bonds on behalf of Tempur Production. Therefore, the Company recorded the obligation as long-term debt of $53,925 in its consolidated balance sheet on the date of the transaction.

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

The Senior Subordinated Notes contain certain nonfinancial and financial covenants which include restrictions on: the declaration or payment of dividends and distributions; the payment, purchase, redemption, defeasance, acquisition or retirement of subordinated indebtedness; the granting of liens; the making of loans and the transfer of properties and assets; mergers; consolidations or sale of assets; the acquisition or creation of additional subsidiaries; and the sale and leaseback of assets. The Company was in compliance with all covenants as of March 31, 2006.

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

(b) Share Repurchase Program—On October 18, 2005, the Board of Directors authorized the repurchase of up to $80,000 of the Company’s common stock. Share repurchases under this program were made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management deemed appropriate. During 2005, the Company repurchased 6,840 shares, at a total cost of $76,000. The Company funded these share repurchases from borrowings under the 2005 Senior Credit Facility and funds from operations.

On January 25, 2006, the Board of Directors amended the share repurchase program described above to increase the total authorization by an additional $100,000 resulting in a total authorization to purchase up to $180,000 of Tempur-Pedic International Inc.’s common stock. From January 1, 2006 through March 31, 2006, the Company repurchased an additional 8,012 shares at a total cost of $98,157. At March 31, 2006, the Company had $5,843 in remaining authorization. The share repurchases have been and will continue to be funded from borrowings under the 2005 Senior Credit Facility and funds from operations.

(6) Stock Based Compensation

Tempur-Pedic International Inc. has two stock-based compensation plans which provide for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards to employees, non-employee directors, consultants and Company advisors. The plans under which equity awards are granted are the 2002 Option Plan and the 2003 Equity Incentive Plan (the 2003 Plan). The Company also has a stock-based compensation plan which permits eligible employees to purchase its shares at a discounted price, subject to certain guidelines set forth by its 2003 Employee Stock Purchase Plan (ESPP). The Company believes that awards and purchases made under these plans better align the interests of the plan participants with those of its stockholders.

The 2002 Option Plan was adopted on November 1, 2002 by Tempur-Pedic International Inc. and provides for grants of options to purchase shares of common stock to employees and directors of the Company. Options granted under the 2002 Option Plan which qualify as incentive stock options, as defined by the Internal Revenue Code (the Code), must have an exercise price of not less than the fair market value of Tempur-Pedic International Inc.’s common stock at the date of grant. The determination of the exercise price was made by the Board of Directors. Options granted under the 2002 Option Plan provided for vesting terms as determined by the Board of Directors at the time of grant, which are generally based on 4 years of continuous service. Options can be exercised up to 10 years from the grant date and up to 5 years from the grant date for any stockholders who own 10% or more of the total combined voting power of all shares of stock of Tempur-Pedic International Inc. The total number of shares of common stock subject to issuance under the 2002 Option Plan did not exceed 6,534 shares, which was subject to certain adjustment provisions. The Company currently anticipates there will be no additional options issued under this plan.

The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which, together with the Board of Directors, has the exclusive authority, including the power to determine eligibility to receive

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

awards, the types and number of shares of stock subject to the awards, the price and timing of awards and the acceleration or waiver of any vesting, and performance of forfeiture restriction. The Compensation Committee, however, does not have the authority to waive any performance restrictions for performance-based awards. Any of the Company’s employees, non-employee directors, consultants and Company advisors, as determined by the Compensation Committee, may be selected to participate in the 2003 Plan. The 2003 Plan provides for awards of stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards. The awards generally vest based on 4 years of continuous service and have 10-year contractual terms. The Company may issue a maximum of 8,000 shares of its common stock under the 2003 Plan.

The ESPP permits eligible employees to purchase up to certain limits as defined in the 2003 ESPP of the Company’s common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the price per share of the Company’s common stock either at the beginning or the end of each six-month offering period, whichever is less. The Compensation Committee of the Board of Directors administers the 2003 ESPP. The Board of Directors may amend or terminate the 2003 ESPP. The 2003 ESPP is intended to comply with the requirements of Section 423 of the Code. The Company may issue a maximum of 500 shares of its common stock under the 2003 ESPP.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. The Company uses the Black-Scholes option pricing model to calculate the fair value of options granted which are subject to SFAS 123R. The Company also used this pricing model for all periods prior to the adoption of SFAS 123R to disclose the pro forma information regarding net income and earnings per share as required by SFAS 123, which also required that the information be determined as if the Company had accounted for its stock options granted subsequent to December 31, 2002 under the fair value method of SFAS 123.

The assumptions used in the Black-Scholes pricing model for the three months ended March 31, 2006 and March 31, 2005 are set forth in the following table. Expected volatility is based on the historical volatility of the Company’s common stock. The expected life of the options represents the period of time that the Company expects the options granted are expected to be outstanding. The risk-free rate is based on the expected yield of the option over the period during its contractual life. The assumptions used in the Black-Scholes pricing model for the three months ended March 31, 2006 and March 31, 2005 are as follows:

	Three months ended March 31,
	2006	2005
Expected volatility of stock	46%	34%
Expected life of option, in years	5	5
Risk-free interest rate	3%	3%
Expected dividend yield on stock	0%	0%

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

A summary of stock options activity under the 2002 Option Plan and 2003 Plan for the three months ended March 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	5,979	5.13
Granted	—	—
Exercised	(102)	1.61
Forfeited or expired	—	—

Options outstanding at March 31, 2006	5,877	$5.22	7.5	$52,466

Options exercisable at March 31, 2006	3,199	$5.19		$28,675

The total intrinsic value of options exercised during the three months ended March 31, 2006 and March 31, 2005 was $1,101 and $6,626, respectively. No options were granted during the three months ended March 31, 2006 and March 31, 2005.

A summary of the Company’s unvested shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2005	3,807	$6.34
Granted	—	—
Vested	(540)	2.64
Forfeited	—	—

Options unvested at March 31, 2006	3,267	$7.01

The Black-Scholes pricing model amortizes compensation expenses on a “straight-line” basis, and the expense is expected to be recognized over a weighted-average period of 3.7 years. The total fair value of shares vested during the three months ended March 31, 2006 and March 31, 2005 was $6,649 and $10,377, respectively. For the three months ended March 31, 2006, the Company recognized $299 of stock-based compensation expense in General and administrative expenses related to stock options granted under the 2003 Plan which were subject to SFAS 123R. As of March 31, 2006, there was $4,436 of unearned stock-based compensation expense related to these options. The future amortization of these unearned stock-based compensation costs will be $897 for the remainder of 2006, $1,196 in 2007, $1,196 in 2008 and $1,147 in 2009.

For the three months ended March 31, 2006, the Company recognized $381 of stock-based compensation expense related to options granted under the 2002 Option Plan prior to the initial public offering in 2003 which have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. As of March 31, 2006, there was $939 of unearned stock-based compensation expense. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. The future amortization of these unearned stock-based compensation costs will be $724 for the remainder of 2006 and $215 in 2007.

For the three months ended March 31, 2006, the Company recognized $110 of stock-based compensation expense related to restricted stock units (RSUs) granted in December 2004. As of March 31, 2006, there was

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

$767 of unearned stock-based compensation expense related to the RSUs. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term on a “straight-line” basis. The future amortization of these unearned stock-based compensation costs will be $329 for the remainder of 2006 and $438 in 2007.

Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares, for the three months ended March 31, 2006 and March 31, 2005 was $194 and $690, respectively. The Company did not realize any excess tax benefits related to option exercises for the three months ended March 31, 2006 and March 31, 2005.

(7) Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income are as follows:

	March 31, 2006	December 31, 2005
Financial instruments accounted for as hedges	$(483)	$(478)
Foreign currency translation	1,481	1,615

Accumulated other comprehensive income	$998	$1,137

(8) Commitments and Contingencies

(a) Purchase Commitments—As of March 31, 2006, the Company had outstanding commitments of approximately $6,696 for capital expenditures, primarily related to the construction of the production facility in Albuquerque, New Mexico. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of March 31, 2006.

(b) Litigation—Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International Inc. and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International Inc.’s stock between April 22, 2005 and September 19, 2005. On December 29, 2005, the court consolidated these five actions (the Securities Law Action). Lead plaintiffs filed a consolidated complaint on February 27, 2006. In their consolidated complaint, lead plaintiffs assert claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of Tempur-Pedic International Inc.’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. The principal allegation set forth in the Securities Law Action is that Tempur-Pedic International Inc. did not disclose the impact of competition on its prospects. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. The Company strongly believes that the Securities Law Action lacks merit, and the Company intends to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Securities Law Action at this time, and the Company can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operations.

On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International Inc., purportedly derivatively on behalf of Tempur-Pedic International Inc. (the Derivative Complaints). The Derivative

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International Inc.’s securities on the basis of material non-public information in 2005. The Delaware Derivative Complaint also asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above. On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions pending the outcome of the motion to dismiss that defendants intend to file in the Securities Law Action. Tempur-Pedic International Inc. is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of Tempur-Pedic International Inc. Tempur-Pedic International Inc. is in the process of evaluating these claims.

The Company is also party to various other legal proceedings generally incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that adverse determinations in any or all of such proceedings will have a materially adverse effect upon the financial condition, liquidity or results of operations of the Company.

(9) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2006 was 37.0%. Reconciling items between the federal statutory income tax rate of 35.0% and the effective tax rate include state income taxes, differences in U.S. statutory rates and foreign tax rates, foreign income currently taxable in the U.S., compensation expense associated with certain options granted, production activities deduction, and certain other permanent differences. The effective tax rate was 38.1% for the three months ended March 31, 2005.

At March 31, 2006, Tempur-Pedic International had remaining undistributed earnings of $7,965 from its foreign subsidiaries determined under U.S. tax principles as of November 1, 2002 related to the period prior to the acquisition of Tempur World Inc. by Tempur-Pedic International Inc, translated into U.S. dollars at the applicable exchange rate on March 31, 2006. All pre-acquisition earnings of $60,810 related to Dan Foam ApS were distributed as part of the $155,650 repatriation plan under the Jobs Creation Act in 2005. The remaining balance of $7,965 relates to other foreign subsidiaries. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $7,965 of undistributed earnings, as these earnings are considered indefinitely reinvested.

In addition, Tempur-Pedic International had remaining undistributed earnings from its foreign subsidiaries determined under U.S. generally accepted accounting principles for the period November 1, 2002 through March 31, 2006 of $84,886. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $84,886 of undistributed earnings, as these earnings are considered indefinitely reinvested.

(10) Major Customers

Five customers accounted for approximately 13% of Tempur-Pedic International sales for the three months ended March 31, 2006. The top five customers also accounted for approximately 15% of accounts receivable as of March 31, 2006. The loss of one or more of these customers could negatively impact the Company. The composition of our top 5 customers varies between the periods ended March 31, 2006 and March 31, 2005.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

(11) Earnings Per Share

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income	$26,893	$26,750

Denominator:
Denominator for basic earnings per share-weighted average shares	89,346	98,420
Effect of dilutive securities:
Employee stock options	3,743	4,972

Denominator for basic earnings per share-adjusted weighted average shares	93,089	103,392

Basic earnings per share	$0.30	$0.27

Diluted earnings per share	$0.29	$0.26

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

The following table summarizes Total assets by segment:

	March 31,	December 31,
	2006	2005
Total assets:
Corporate	$593,461	$372,341
Domestic	619,875	493,871
International	297,472	301,465
Intercompany eliminations	(798,620)	(465,366)

	$712,188	$702,311

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

The following tables summarize other segment information:

	Three Months Ended March 31,
	2006	2005
Net sales from external customers:
Corporate	$—	$—
Domestic	151,516	147,930
International	77,070	74,449

	$228,586	$222,379

Inter-segment sales:
Corporate	$—	$—
Domestic	—	—
International	629	12,400
Intercompany eliminations	(629)	(12,400)

	$—	$—

Operating income/(loss):
Corporate	$(3,523)	$(4,272)
Domestic	28,768	33,564
International	21,972	20,088

	$47,217	$49,380

Depreciation and amortization (excluding stock-based compensation amortization):
Corporate	$125	$104
Domestic	3,157	2,914
International	2,823	3,512

	$6,105	$6,530

The following table sets forth Net sales by significant product group:

	Three Months Ended
	March 31,
	2006	2005
Mattresses	$159,915	$154,092
Pillows	28,479	33,331
All other	40,192	34,956

	$228,586	$222,379

During the course of normal operations, the Domestic segment may purchase inventory from the Danish manufacturing facility from time to time. These purchases are included in the International segment as Intercompany sales. The Intercompany profits on these sales are eliminated from the International segment when the manufacturing profit in ending finished goods inventory is eliminated during the consolidation of the Company’s results. These manufacturing profits were $143 and $1,747 for the three months ended March 31, 2006 and March 31, 2005, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

(13)    Condensed Consolidating Interim Financial Information

On August 15, 2003, the Issuers issued $150,000 aggregate principal amount of Senior Subordinated Notes. Approximately $97,500 aggregate principal amount of Senior Subordinated Notes remain outstanding. The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally, and jointly and severally, guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International, and two intermediate parent corporations (referred to as the Combined Guarantor Parents) and all of Tempur-Pedic International’s current and future domestic subsidiaries (referred to collectively as the Combined Guarantor Subsidiaries), other than the Issuers. The Issuers and subsidiary guarantors are indirectly 100% owned subsidiaries of the Combined Guarantor Parents and the subsidiary guarantors are 100% owned subsidiaries of the Issuers. The foreign subsidiaries (referred to as Combined Non-Guarantor Subsidiaries) represent the foreign operations of the Company and will not guarantee this debt. The following financial information presents Condensed Consolidating Balance Sheets, Statements of Income, and Statements of Cash Flows for the Combined Guarantor Parents, Issuers and their Subsidiary Guarantors and Combined Non-Guarantor Subsidiaries.

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2006

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents		Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,047	$		$150,469	$77,699	$(629)	$228,586
Cost of goods sold	—	611		(336)	84,543	33,143	(629)	117,332

Gross profit	—	436		336	65,926	44,556	—	111,254
Operating expenses	1,214	5,005		2,645	32,588	22,585	—	64,037

Operating income (loss)	(1,214)	(4,569)		(2,309)	33,338	21,971	—	42,217
Interest income (expense), net	(105)	(3,824)		505	—	(1,033)	—	(4,457)
Other income (loss)	(4)	26,247		(60)	(26,286)	10	—	(93)
Income taxes	—	9,090		(192)	237	6,639	—	15,774

Net income (loss)	$(1,323)	$8,764		$(1,672)	$6,815	$14,309	$—	$26,893

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,354	$—	$145,576	$86,849	$(12,400)	$222,379
Cost of goods sold	—	1,202	(322)	77,088	42,568	(12,400)	108,136

Gross profit	—	1,152	322	68,488	44,281	—	114,243
Operating expenses	1,708	5,400	2,886	30,676	24,193	—	64,863

Operating income (loss)	(1,708)	(4,248)	(2,564)	37,812	20,088	—	49,380
Interest income (expense), net	—	(3,889)	(992)	6	(488)	—	(5,363)
Other income (loss)	2	26,304	156	(26,783)	(481)	—	(802)
Income taxes	—	9,402	(542)	1,799	5,806	—	16,465

Net income (loss)	$(1,706)	$8,765	$(2,858)	$9,236	$13,313	$—	$26,750

Condensed Consolidating Balance Sheets

As of March 31, 2006

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$1,273	$185,105	$3,682	$67,012	$104,089	$(129,046)	$232,115
Property, plant and equipment, net	—	138,124	357	5,308	56,069	—	199,858
Other noncurrent assets	237,205	296,646	350,944	—	137,315	(741,895)	280,215

Total assets	$238,478	$619,875	$354,983	$72,320	$297,473	$(870,941)	$712,188

Current liabilities	$115,005	$(2,065)	$5,233	$88,145	$66,450	$(129,045)	$143,723
Noncurrent liabilities	—	569,207	88,870	—	215,403	(460,909)	412,571
Equity (deficit)	123,473	52,733	260,880	(15,825)	15,620	(280,987)	155,894

Total liabilities and equity (deficit)	$238,478	$619,875	$354,983	$72,320	$297,473	$(870,941)	$712,188

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Condensed Consolidating Balance Sheets

As of December 31, 2005

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$647	$76,888	$19,917	$56,428	$107,156	$(32,768)	$228,268
Property, plant and equipment, net	—	130,608	472	5,543	56,601	—	193,224
Other noncurrent assets	132,997	286,374	218,308	1,967	137,707	(496,534)	280,819

Total assets	$133,644	$493,870	$238,697	$63,938	$301,464	$(529,302)	$702,311

Current liabilities	$15,866	$(25,446)	$19,297	$80,072	$63,957	$(32,767)	$120,979
Noncurrent liabilities	—	482,170	89,327	50	236,060	(452,604)	355,003
Equity (deficit)	117,778	37,146	130,073	(16,184)	1,447	(43,931)	226,329

Total liabilities and equity (deficit)	$133,644	$493,870	$238,697	$63,938	$301,464	$(529,302)	$702,311

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2006

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(1,323)	$8,764	$(1,673)	$6,815	$14,310	$—	$26,893
Non-cash expenses	793	3,281	(11)	415	3,425	—	7,903
Changes in working capital	98,288	(79,657)	1,815	(9,017)	5,330	—	16,759

Net cash (used in) / provided by operating activities	97,758	(67,612)	131	(1,787)	23,065	—	51,555
Net cash used for investing activities	—	(10,426)	(200)	1,787	(615)	—	(9,454)
Net cash provided by / (used in) financing activities	(97,968)	78,575	(57)	—	(27,755)	—	(47,205)
Effect on exchange rate changes on cash	—	—	—	—	430	—	430

Net (decrease) increase in cash and cash equivalents	(210)	537	(126)	—	(4,875)	—	(4,674)

Cash and cash equivalents at beginning of period	451	2,044	502	—	14,858	—	17,855

Cash and cash equivalents at end of period	$241	$2,581	$376	$—	$9,983	$—	$13,181

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes thereto included herein. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, as described under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this quarterly report on Form 10-Q. Our actual results may differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

Executive Overview

General—We are the leading global manufacturer, marketer and distributor of premium mattresses and pillows, which we sell globally in over 70 countries under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary, pressure-relieving TEMPUR® material is temperature sensitive, has a high density, and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

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

Strategy and Outlook

Our long-term goal is to become the world’s largest bedding company. In order to achieve this goal, we expect to continue to pursue certain key strategies in 2006:

•	Maintain our focus primarily on premium mattresses and pillows and to regularly introduce new products.

•	Continue to invest in increasing our global brand awareness through targeted marketing and advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	Continue to extend our presence on a targeted basis in retail stores in both the U.S. and internationally.

•	Continue to invest in our operating infrastructure to meet the requirements of our growing business, including increases in our research and development capacity.

Results of Operations

Key financial highlights for quarter ended March 31, 2006 were as follows:

•	Net sales rose 3% to $228.6 million from $222.4 million in the first quarter of 2005. Retail channel sales worldwide increased 8%. Sales in the U.S. retail channel grew 7%. Sales in the U.S. furniture retail channel grew 14%. Sales in the international retail channel increased 12%. The U.S. dollar strengthened compared to first quarter 2005, which resulted in a negative foreign exchange rate impact of $7.0 million on total net sales in the first quarter of 2006 as compared to the first quarter of 2005, or approximately 3% of total net sales and approximately 9% of international sales.

•	Earnings per share rose 12% to $0.29 per diluted share in the first quarter of 2006 from $0.26 per diluted share in the first quarter of 2005.

•	Cash flow provided by operations increased to $51.6 million in the first quarter of 2006 from $34.1 million in the first quarter of 2005. The increase was principally driven by improved working capital.

•	We made a voluntary prepayment of $21.8 million on the Foreign Term Loan, in excess of our scheduled principal payment of $5.8 million for a total principal reduction of $27.6 million under our 2005 Senior Credit Facility.

•	During the first quarter, we purchased 8.0 million shares of our common stock at a total cost of $98.2 million.

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of Net Sales:

(In millions, except percentages and earnings per share)	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
Net sales	$228.6	100%	$222.4	100%
Cost of sales	117.3	51	108.2	49

Gross profit	111.3	49	114.2	51
Selling and marketing expenses	44.7	20	45.0	20
General and administrative and other	19.4	8	19.8	9

Operating income	47.2	21	49.4	22
Interest expense, net	(4.4)	(2)	(5.4)	(3)
Loss on debt extinguishment	—	—	(0.7)	—
Other expense, net	(0.1)	—	(0.1)	—

Income before income taxes	42.7	19	43.2	19
Income tax provision	15.8	7	16.4	7

Net income	$26.9	12%	$26.8	12%

Earnings per share:
Basic	0.30		$0.27

Diluted	0.29		$0.26

Weighted average shares outstanding:
Basic	89,346		98,420

Diluted	93,089		103,392

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

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

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(Millions)	2006	2005	2006	2005	2006	2005
Retail	$183.5	$169.3	$125.2	$117.2	$58.3	$52.1
Direct	22.0	28.6	19.5	25.4	2.5	3.2
Healthcare	11.1	12.8	3.1	3.0	8.0	9.8
Third Party	12.0	11.7	3.7	2.3	8.3	9.4

	$228.6	$222.4	$151.5	$147.9	$77.1	$74.5

Domestic	$151.5	$147.9
International	77.1	74.5

Total	$228.6	$222.4

A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(Millions)	2006	2005	2006	2005	2006	2005
Net sales:
Mattresses	$159.9	$154.0	$112.6	$111.0	$47.3	$43.0
Pillows	28.5	33.4	13.3	13.8	15.2	19.6
Other	40.2	35.0	25.6	23.1	14.6	11.9

	$228.6	$222.4	$151.5	$147.9	$77.1	$74.5

Units sold (1):
Mattresses	195,178	184,319	113,949	111,813	81,229	72,506
Pillows	557,903	630,261	260,951	258,132	296,952	372,129

(1)	Units sold represent Net sales after consideration of returned mattresses and pillows and excludes units shipped to fulfill warranty claims and promotion activities.

Net sales. Net sales for the three months ended March 31, 2006 increased to $228.6 million from $222.4 million for the same period in 2005, an increase of $6.2 million, or 3%. This increase was primarily attributable to an increase in mattress sales in our Retail channel. Mattress sales increased $5.9 million, or 4%. For the three months ended March 31, 2006, our Retail channel increased to $183.5 million from $169.3 million for the same period in 2005, an increase of $14.2 million, or 8%. Our Third Party channel increased by 3%, which was primarily due to an increase in our Domestic segment. Consolidated pillow sales decreased approximately $4.9 million from the first quarter of 2005, primarily attributable to a decline in our International sales in Asia to certain Third Party distributors. Our Direct and Healthcare channels declined 23% and 13%, respectively. The Direct channel decline in our Domestic segment is due primarily to the growth in our Retail channel. The decline in our International segment is due to Retail channel growth and due to our decision to focus our international direct model in the U.K. only.

Domestic. Domestic Net sales for the three months ended March 31, 2006 increased to $151.5 million from $147.9 million for the same period in 2005, an increase of $3.6 million, or 2%. Our Domestic Retail channel continues to be our largest channel, with $125.2 million in Net sales for the three months ended March 31, 2006. This is an increase of $8.0 million, or 7% over the prior year quarter. This increase is primarily a result of our strategy to expand distribution for our products into additional targeted retail furniture stores. Our Third Party channel increased 61% due to the continued growth in our existing Third Party distributors. Our Direct channel decreased 23%. Domestic mattress sales in the first quarter of 2006 increased $1.6 million, or 1%, over the same period in 2005. In addition, pillow sales decreased $0.5 million, or 4%.

International. International Net sales for the three months ended March 31, 2006 increased to $77.1 million from $74.5 million for the same period in 2005, an increase of $2.6 million, or 3%. The largest channel in our International segment continues to be our Retail channel, which increased $6.2 million, or 12%, for the three months ended March 31, 2006. Our Direct channel sales decreased 22%, primarily attributable to our decision to focus our international direct model in the U.K. only. Our Third party sales decreased 12%, primarily due to the decrease in sales to certain Third Party distributors selling into Asia. In addition, our Healthcare channel decreased $1.8 million, or 18%. International mattress sales in the first quarter of 2006 increased $4.3 million, or 10%, over the first quarter of 2005. Pillow sales for the first quarter of 2006 decreased $4.4 million, or 22%, as compared to the first quarter of 2005. The decrease in pillow sales is primarily related to our efforts to limit unauthorized sales by third parties into certain existing markets in Asia.

Gross profit. Gross profit for the three months ended March 31, 2006 decreased to $111.3 million from $114.2 million for the same period in 2005, a decrease of $2.9 million, or 3%. Our margins are impacted by the relative rate of growth in our Retail channel. Sales in our Retail channel are generally at wholesale prices. The overall shift in our product mix to mattresses is also a factor because our mattresses generally carry lower margins than our pillows and are sold with lower margin products such as foundations and bed frames. We expect continued downward pressure on our margins as a result of the continued growth in our Retail channel and in mattress sales.

Increases in raw material costs also reduced our gross margin. We currently believe that there will continue to be cost pressures from the recent rise in chemical prices, driven primarily by natural gas increases and fuel surcharges for the transportation and delivery of our products. During the second half of 2005, we started a number of productivity and efficiency initiatives, including negotiated discounts for many of our chemical purchases, reverse auctions on certain material purchases, purchasing leverage on consolidated global buying, and implementation of warehousing and shipping efficiencies. In the first quarter of 2006, these initiatives mitigated some but not all of the impact of raw material cost increases, and we currently expect that increased raw material costs will impact our gross margin for the remainder of 2006. Our gross margin was also negatively impacted in the first quarter as a result of the opening of several major new accounts, because of our business practice of providing discounted floor models which can temporarily reduce our average selling price for mattresses. Our gross margin could be similarly impacted going forward in connection with the opening of additional major new accounts.

Domestic. Domestic Gross profit for the three months ended March 31, 2006 decreased to $66.7 million from $70.0 million for the same period in 2005, a decrease of $3.3 million, or 5%. The Gross profit margin in our Domestic segment was 44% and 47% for the three months ended March 31, 2006 and March 31, 2005, respectively. For the three months ended March 31, 2006, the Gross profit margin for our Domestic segment was impacted by the increase in our Retail channel sales and increases in raw materials costs. Our Domestic cost of sales increased to $84.8 million for the three months ended March 31, 2006 as compared to $77.9 million for the three months ended March 31, 2005, an increase of $6.9 million, or 9%.

International. International Gross profit for the three months ended March 31, 2006 increased to $44.6 million from $44.2 million for the same period in 2005, an increase of $0.4 million, or 1%. The Gross profit margin in our International segment was 58% and 59% for the three months ended March 31, 2006 and

March 31, 2005, respectively. For the three months ended March 31, 2006, the Gross profit margin for our International segment was impacted by the continued growth of the Retail channel and product and geographic mix. Pillow sales have declined in Asia which negatively impacts the gross margins in this segment of our business. Our International Cost of sales for the three months ended March 31, 2006 increased to $32.5 million from $30.3 million for the same period in 2005, an increase of $2.2 million, or 7%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel; other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials; and sales force compensation and customer service. We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. Selling and marketing expenses decreased to $44.7 million for the three months ended March 31, 2006 as compared to $45.0 million for the three months ended March 31, 2005. Selling and marketing expenses as a percentage of Net sales remained relatively flat for the three months ended March 31, 2006 compared to the same period for 2005. This is consistent with our strategy to maintain our advertising spending with our revenues in order to drive growth in our brand awareness.

General and administrative and other expenses. General and administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new product developments. General and administrative and other expenses decreased to $19.4 million for the three months ended March 31, 2006 as compared to $19.8 million for the three months ended March 31, 2005, a slight decrease of $0.4 million.

General and administrative and other expenses as a percentage of Net sales were 8% and 9% for the three months ended March 31, 2006 and March 31, 2005, respectively. The decrease as a percentage of Net sales was due to increased operating leverage from fixed administrative costs and the timing of audit and legal expenses.

Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $4.4 million for the three months ended March 31, 2006, as compared to $5.4 million for the three months ended March 31, 2005, a decrease of $1.0 million, or 19%. This decrease in interest expense for the three months ended March 31, 2006 is primarily attributable to lower weighted average interest rates on our long-term debt and increased capitalized interest costs related to the construction of our new manufacturing facility.

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations. Our effective income tax rates for the three months ended March 31, 2006 and for the three months ended March 31, 2005 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain domestic and foreign net operating losses, compensation expense associated with certain options granted prior to the initial public offering, and the production activities deduction as defined in the 2004 Jobs Creation Act.

Our effective tax rate for the three months ended March 31, 2006 was 37.0%. For the same period in 2005, the effective tax rate was 38.1%. The decrease in the effective tax rate is due to a reduction in state tax expense, which resulted from a favorable state tax ruling we received in the fourth quarter of 2005.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations and borrowings. Our principal uses of funds consist of capital expenditures, payments of principal and interest on our debt facilities, and share repurchases made from time to time pursuant to a share repurchase program. At March 31, 2006, we had working capital of

$88.4 million including Cash and cash equivalents of $13.2 million as compared to working capital of $107.3 million including $17.9 million in Cash and cash equivalents as of December 31, 2005. Increased Accounts payable, Income taxes payable and Accrued expenses, coupled with decreases in inventory and cash, led to an 18% decrease in working capital from December 31, 2005 to March 31, 2006.

Our cash flow from operations increased to $51.6 million for the three months ended March 31, 2006 as compared to $34.1 million for the three months ended March 31, 2005. The increase in operating cash flows was primarily related to changes in certain operating assets and liabilities. Decreases in our inventory levels provided additional operating flows of $12.0 million for the three months ended March 31, 2006 as compared to the same period in 2005. Changes in the remaining operating assets and liabilities provided additional operating cash flow of $8.2 million, primarily increases in Accounts payable and Accrued expenses.

Net cash used in investing activities decreased to $9.5 million for the three months ended March 31, 2006 as compared to $19.1 million for the three months ended March 31, 2005, a decrease of $9.6 million. Investing activities in the three months ended March 31, 2006 consisted primarily of $7.0 million related to the construction of our new manufacturing facility in New Mexico, as compared to $15.7 million in construction costs for the three months ended March 31, 2005.

Cash flow used by financing activities was $47.2 million for the three months ended March 31, 2006 as compared to cash flow used by financing activities of $28.2 million for the three months ended March 31, 2005, representing an increase in cash flow used of $19.0 million. This increase is due primarily to our share repurchases of $98.2 million, which were largely offset by an increase of $68.0 million in associated borrowings on our revolving credit facilities.

Capital Expenditures

Capital expenditures totaled $9.3 million for the three months ended March 31, 2006, including $1.2 million in capitalized interest costs related to the construction of our new manufacturing facility in New Mexico discussed below. Capital expenditures totaled $18.7 million for the three months ended March 31, 2005. For the remainder of 2006 we expect our capital expenditures to be approximately $25.7 million including approximately $8.0 million for the completion of the new manufacturing facility. As of March 31, 2006, we had commitments of $6.2 million associated with the construction of our new plant.

In order to meet anticipated future demands for our products, we commenced construction of our third manufacturing facility in September 2004, located in Albuquerque, New Mexico. The new facility is expected to be completed in the fourth quarter of 2006. Our expected capital expenditures related to this facility are approximately $90.0 million to $95.0 million. This facility will allow us to meet the demands for our products primarily in the western U.S. as well as certain third party distributors.

Debt Service

For the three months ended March 31, 2006, there were two primary factors affecting our debt levels. Our total long-term debt increased to $371.8 million as of March 31, 2006 from $313.7 million as of December 31, 2005. On March 31, 2006, we made a voluntary prepayment of $21.8 million on our Foreign Term Loan, in excess of the scheduled principal payment of $5.8 million, for a total principal reduction of $27.6 million. The prepayment was funded entirely from the strong operating cash flows in our International segment. Additionally, during the three months ended March 31, 2006, we increased borrowings on our domestic revolving credit facility by $79.0 million in order to fund our share repurchase program, through which we purchased 8.0 million shares at a total cost of $98.2 million.

See Note 4 in the Notes to Condensed Consolidated Financial Statements in ITEM 1 for a discussion of our long-term debt.

Stockholders’ Equity

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

On January 25, 2006, our Board of Directors amended the share repurchase program described above to increase the total authorization by an additional $100.0 million resulting in a total authorization to purchase up to $180.0 million of Tempur-Pedic International Inc.’s common stock. From January 1, 2006 through March 31, 2006, we repurchased an additional 8.0 million shares at a total cost of $98.2 million. At March 31, 2006, the Company had $5.8 million in remaining authorization. The share repurchases have been and will continue to be funded from borrowings under the 2005 Senior Credit Facility and funds from operations.

Factors That May Affect Future Performance

Managing Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $836.7 million for 2005 and $228.6 million for the three months ended March 31, 2006. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhanced operating and financial infrastructure and systems and continued expansion of the human resources in our operations. Our expenditures for advertising and other marketing-related activities are made as advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

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

Significant Growth Opportunities—Our products are currently sold in approximately 5,600 furniture and bedding retail stores in the U. S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market of approximately 10,000 stores, our plan is to increase our total penetration to a total of 7,000 and 8,000 stores over time. Our products are also sold in approximately 4,300 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. For the three months ended March 31, 2006, we added a net of approximately 290 stores in the U.S. and approximately 200 stores internationally to our Retail channel. In addition, we have a significant installed pillow base in our Asia market that we believe creates an opportunity to develop a successful mattress market. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

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

Financial Leverage—As of March 31, 2006, we had $371.8 million of Long-term debt outstanding, and our Stockholders’ Equity was $155.9 million. Higher financial leverage makes us more vulnerable to general adverse, competitive, economic and industry conditions. We believe that operating margins combined with the inherent operating leverage in the business will enable us to continue de-leveraging the business in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available under our 2005 Senior Credit Facility, or otherwise, to enable us to de-leverage the business.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, see “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2005. There have been no material changes to our critical accounting policies and estimates in 2006, except as follows:

Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which is a revision of SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. On April 14, 2005, the U.S. Securities and Exchange Commission (SEC) approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005.

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

We adopted SFAS 123R on January 1, 2006 using the modified prospective method for the transition and expect to recognize approximately $1.2 million, pre-tax, in additional expense in 2006 based on option grants outstanding as of December 31, 2005. The impact of adoption of SFAS 123R on future grants cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Additionally, we have continued to use the Black-Scholes option pricing model to calculate the fair value of share based payments under SFAS 123R. Compensation amounts so determined will be expensed over the applicable estimated life. See Note 6 in the Notes to Condensed Consolidated Financial Statements in ITEM 1 for further discussion of our adoption of SFAS 123R.

Impact of Recently Issued Accounting Pronouncements

See Note 2 in the Notes to Condensed Consolidated Financial Statements in ITEM 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

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

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at March 31, 2006, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. Dollar, is approximately $0.4 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

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

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On March 31, 2006, we had variable-rate debt of approximately $299.3 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $3.0 million.

In January 2003, the Company paid premiums to purchase two three-year interest rate caps for the purpose of protecting cash flows associated with interest payments on $60.0 million of the existing variable-rate debt outstanding, at any given time, against LIBOR rates rising above 5%. The interest rate caps expired on March 31, 2006 and were not renewed.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Between October 7, 2005 and November 21, 2005, five complaints were filed against the Company and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased the Company’s stock between April 22, 2005 and September 19, 2005. On December 29, 2005, the court consolidated these five actions (the Securities Law Action). Lead plaintiffs filed a consolidated complaint on February 27, 2006. In their consolidated complaint, lead plaintiffs assert claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of the Company’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. The principal allegation set forth in the Securities Law Action is that the Company did not disclose the impact of competition on its prospects. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. We strongly believe that the Securities Law Action lacks merit, and we intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Securities Law Action at this time, and we can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations.

On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of the Company, purportedly derivatively on behalf of the Company (the Derivative Complaints). The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold the Company’s securities on the basis of material non-public information in 2005. The Delaware Derivative Complaint also asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above. On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions pending the outcome of the motion to dismiss that defendants intend to file in the Securities Law Action. The Company is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of the Company. The Company is in the process of evaluating these claims.

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

Approximately 34% of our Net sales were denominated in foreign currency for the three months ended March 31, 2006. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic subsidiaries and their customers and suppliers, as well as between Tempur-Pedic subsidiaries themselves from time to time. The hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We do not enter into hedging transactions to hedge this risk. Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Our outlook assumes no significant changes in currency values from current rates. Should currency rates change sharply, our results could be negatively impacted. See “ITEM 3 Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

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

Part of our Domestic marketing and advertising strategy in certain Domestic channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the three months ended March 31, 2006, in the U.S. we had approximately $9.6 million in returns for a return rate of approximately 6% of our Net sales in the U.S. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited, pro-rata 20-year warranty on mattresses sold in the U.S. and a limited 15-year warranty on mattresses sold outside of the U.S. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows.

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

We currently conduct international operations in 14 countries directly and in over 50 additional countries through distributors, and we may pursue additional international opportunities. We generated approximately 34% of our Net sales from non-U.S. operations during the three months ended March 31, 2006, and international suppliers provided a significant portion of our manufacturing material during this period. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, the potential unavailability of intellectual property protection and labor issues.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks, and this loss of a competitive advantage could decrease our profitability and liquidity.

We rely on trade secrets to protect the design, technology and function of our TEMPUR® material and our products. To date, we have not sought U.S. or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing viscoelastic material and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on aspects of our manufacturing processes. However, the principal product formula and manufacturing processes for our TEMPUR® material and our products are not patented and we must maintain these as trade secrets in order to protect this intellectual property. We own 11 U.S. patents, and we have 16 U.S. patent applications pending. Further, we own 46 foreign patents, and we have 31 foreign patent applications pending. In addition, we hold approximately 200 trademark registrations worldwide. We own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

Although our trademarks are currently registered in the U.S. and registered or pending in 59 foreign countries, they could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against it. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. In addition, if we incur significant costs defending our trademarks that could also decrease our liquidity and profitability. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. Furthermore, our patents may not provide meaningful protection and patents may never be issued for our pending patent applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

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

Our top five customers, collectively, accounted for 13% of our Net sales for the three months ended March 31, 2006. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could reduce our liquidity and profitability.

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

As of March 31, 2006, we had approximately 1,300 full-time employees, with approximately 600 in the U.S., 300 in Denmark and 400 in the rest of the world. The employees in Denmark are under a government labor union contract, but those in the U.S. are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our Net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

The loss of the services of any members of our senior management team could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

We depend on the continued services of our senior management team. The loss of key personnel could have a material adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. We do not maintain key-person insurance for members of our senior management team.

Our leverage limits our flexibility and increases our risk of default.

As of March 31, 2006, we had $398.2 million in total Long-term debt outstanding. In addition, as of March 31, 2006, our Stockholders’ Equity was $155.9 million. In October 2005, we announced an $80.0 million share repurchase program. In January 2006, our Board of Directors amended the share repurchase program to increase the total authorized purchase by $100.0 million resulting in a total authorization of $180.0 million, of which $174.2 million had been spent as of March 31, 2006, leaving $5.8 million in remaining unspent authorization under the share repurchase program. We intend to fund the repurchase in part through borrowings under our 2005 Senior Credit Facility, which will increase leverage. Our degree of leverage could have important consequences to our investors, such as:

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

We are subject to interest rate risk in connection with our issuance of variable rate debt under our new global senior credit facility. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $3.0 million for each 1% increase in interest rates. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” under Part I of this report.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in potential liabilities, substantial costs, and the diversion of our management’s attention and resources, regardless of the outcome. See Part II, ITEM 1, Legal Proceedings.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of April 30, 2006, there were 84.5 million shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties. During 2005 our two largest stockholders, private equity funds that invested in the Company in 2002 in connection with the acquisition of our predecessor, made partial distributions to their investors totaling approximately 18.0 million shares of our common stock, and one of these stockholders also sold 5.3 million shares in June 2005. In February 2006, one of these stockholders made an additional distribution of the 5.8 million shares of remaining common stock that they held in the Company, and in May 2006 the other stockholder sold 6.3 million shares. Our largest stockholder continues to hold 15.6 million shares of our common stock and may choose to make additional distributions or sales of our common stock in the future.

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

Our current directors, officers, and their affiliates own a large percentage of our common stock and could limit you from influencing corporate decisions.

As of May 5, 2006, our executive officers and directors and private equity funds associated with two of our directors, and their respective affiliates, owned in the aggregate, approximately 24% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2006:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2006 – January 31, 2006	933,000	11.89	933,000	92.9
February 1, 2006 – February 28, 2006	3,298,200	11.67	3,298,200	54.4
March 1, 2006 – March 31, 2006	3,781,100	12.84	3,781,100	5.8

Total	8,012,300		8,012,300

On October 18, 2005, our Board of Directors authorized the repurchase of up to $80.0 million of the common stock. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we deemed appropriate. During 2005, we repurchased 6.8 million shares, at a total cost of $76.0 million. We funded these share repurchases from borrowings under the Senior Credit Facility and funds from operations.

On January 25, 2006, our Board of Directors amended the share repurchase program described above to increase the total authorization by an additional $100.0 million resulting in a total authorization to purchase up to $180.0 million of Tempur-Pedic International Inc.’s common stock. From January 1, 2006 through March 31, 2006, we repurchased an additional 8.0 million shares at a total cost of $98.2 million. At March 31, 2006, the Company had $5.8 million in remaining authorization. The share repurchases have been and will continue to be funded from borrowings under the Senior Credit Facility and funds from operations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

10.1		Amendment No. 1 to Credit Agreement, dated as of February 8, 2006, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, Inc., Banc of America, N.A., as administrative agent, Nordea Bank Denmark A/S, Suntrust Bank, and Fifth Third Bank.

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SI GNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: May 8, 2006	By:	/s/ DALE E. WILLIAMS
Dale E. Williams Senior Vice President, Chief Financial Officer, Secretary and Treasurer