Form 10-Q
period 2006-06-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2006-08-08
CIK 1206264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2006 was 82,869,227 shares.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, the impact of the adoption of recently issued accounting pronouncements, the putative securities class action lawsuits and related lawsuits recently filed, the rollout and market acceptance of new products, our investments to increase our global brand awareness, the Company’s expectations regarding its gross margin over the second half of 2006, the Company’s expectations regarding additional opportunities for growth, plans to increase sales and reduce costs, the impact of increases in raw materials costs, the construction of our new manufacturing facility in New Mexico, and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

When used in this report, except as specifically noted otherwise, the term “Tempur-Pedic International” refers to Tempur-Pedic International Inc. only, and the terms “Company,” “we,” “our,” “ours” and “us” refer to Tempur-Pedic International Inc. and its consolidated subsidiaries.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$218,962	$192,615	$447,548	$414,994
Cost of sales	112,446	94,080	229,778	202,216

Gross profit	106,516	98,535	217,770	212,778
Selling and marketing expenses	40,353	38,149	85,095	83,118
General and administrative expenses	17,950	15,276	36,405	34,366
Research and development expenses	951	513	1,791	1,317

Operating income	47,262	44,597	94,479	93,977
Other income (expense), net:
Interest expense, net	(6,217)	(4,864)	(10,674)	(10,227)
Loss on extinguishment of debt	—	—	—	(717)
Other income (expense), net	(55)	412	(148)	327

Total other expense	(6,272)	(4,452)	(10,822)	(10,617)
Income before income taxes	40,990	40,145	83,657	83,360
Income tax provision	14,878	15,295	30,652	31,760

Net income	$26,112	$24,850	$53,005	$51,600

Earnings per share:
Basic	$0.31	$0.25	$0.61	$0.52

Diluted	$0.30	$0.24	$0.59	$0.50

Weighted average shares outstanding:
Basic	84,377	98,792	86,848	98,607

Diluted	87,460	103,431	90,246	103,315

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,812	$17,855
Accounts receivable, net	123,916	111,726
Inventories	71,773	81,064
Prepaid expenses and other current assets	11,336	11,072
Income taxes receivable	—	19
Deferred income taxes	7,819	6,532

Total Current Assets	230,656	228,268
Property, plant and equipment, net	206,519	193,224
Goodwill	200,045	199,962
Other intangible assets, net	72,414	73,908
Deferred financing and other non-current assets, net	6,969	6,949

Total Assets	$716,603	$702,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,590	$33,639
Accrued expenses and other	63,276	56,570
Income taxes payable	12,410	—
Current portion of long-term debt	22,673	30,770

Total Current Liabilities	135,949	120,979
Long-term debt	394,461	313,711
Deferred income taxes	39,262	40,386
Other non-current liabilities	720	906

Total Liabilities	570,392	475,982

Commitments and contingencies—see Note 8

Stockholders’ Equity:
Common stock—$.01 par value; 300,000 shares authorized; 99,215 shares issued as of June 30, 2006 and December 31, 2005	992	992
Additional paid in capital	259,803	255,369
Deferred stock compensation—net of amortization of $12,312 as of December 31, 2005	—	(2,196)
Retained earnings	84,179	46,245
Accumulated other comprehensive income	2,293	1,137
Treasury stock, at cost; 16,362 and 6,767 shares as of June 30, 2006 and December 31, 2005, respectively	(201,056)	(75,218)

Total Stockholders’ Equity	146,211	226,329

Total Liabilities and Stockholders’ Equity	$716,603	$702,311

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,005	$51,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,373	12,590
Amortization of deferred financing costs	820	1,303
Loss on extinguishment of debt	—	717
Amortization of stock-based compensation	1,504	1,649
Allowance for doubtful accounts	1,491	1,310
Deferred income taxes	(2,411)	(1,561)
Foreign currency adjustments	274	194
Loss on sale of equipment and other	288	575
Changes in operating assets and liabilities:
Accounts receivable	(9,516)	(9,114)
Inventories	10,871	(18,057)
Prepaid expenses and other current assets	72	1,133
Accounts payable	2,231	(1,597)
Accrued expenses and other	3,575	(4,983)
Income taxes	11,933	13,365

Net cash provided by operating activities	86,510	49,124
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and other intellectual property	(503)	(1,138)
Purchases of property, plant and equipment	(18,561)	(48,726)
Proceeds from sale of equipment	31	182

Net cash used by investing activities	(19,033)	(49,682)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	133,500	53,000
Repayments of long-term revolving credit facility	(13,000)	(17,000)
Repayments of long-term debt	(52,873)	(32,276)
Repayments of Series A Industrial Revenue Bonds	(1,920)	—
Common stock issued, including reissuances of treasury stock	2,851	1,697
Excess tax benefit from stock based compensation	5,140	—
Treasury stock repurchased	(144,000)	—
Payments for deferred financing costs	(702)	—

Net cash (used) / provided by financing activities	(71,004)	5,421
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,484	(5,063)

Decrease in cash and cash equivalents	(2,043)	(200)
CASH AND CASH EQUIVALENTS, beginning of period	17,855	28,368

CASH AND CASH EQUIVALENTS, end of period	$15,812	$28,168

Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,736	$9,542
Income taxes, net of refunds	$17,122	$20,080

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business— Tempur-Pedic International Inc., a Delaware corporation, together with its subsidiaries is a U.S.-based, multinational company. As used herein, the term “Tempur-Pedic International” refers to Tempur-Pedic International Inc. only, and the term “Company” refers to Tempur-Pedic International Inc. and its subsidiaries.

The Company manufactures, markets, and sells viscoelastic products including pillows, mattresses, and other related products. The Company manufactures essentially all its pressure-relieving TEMPUR® products at two manufacturing facilities, with one located in Denmark and one in the U.S. The Company has sales distribution subsidiaries operating in the U.S., Europe, and Asia Pacific and has third party distribution arrangements in certain other countries where it does not have subsidiaries. The Company sells its products in over 70 countries. The Company sells its products through four sales channels: Retail, Direct, Healthcare, and Third Party, and extends credit based on the creditworthiness of its customer.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K. The balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

(b) Reclassifications— Certain prior period amounts have been reclassified to conform to the 2006 presentation. Income taxes are presented separately in operating activities in the Condensed Consolidated Statement of Cash Flows. Also, long-term and short-term revolving credit facility activities are combined in financing activities in the Condensed Consolidated Statement of Cash Flows.

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

(e) Foreign Currency Translation—Assets and liabilities of non-U.S. subsidiaries, whose functional currency is the local currency, are translated at period-end exchange rates. Income and expense items are translated at the weighted average rates of exchange prevailing during the period. The adjustment resulting from translating the financial statements of foreign subsidiaries is included in Accumulated other comprehensive income, a component of Stockholders’ Equity. Foreign currency transaction gains and losses are reported in results of operations.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

(f) Financial Instruments and Hedging—Derivative financial instruments are used within the normal course of business principally to manage foreign currency exchange rate risk. These instruments are generally short term in nature and are subject to fluctuations in foreign exchange rates and credit risk. Credit risk is managed through the selection of sound financial institutions as counterparties. The changes in fair market value of foreign exchange derivatives are recognized currently through income. The changes in fair market value of derivative financial instruments used to manage interest rates are recognized through Accumulated other comprehensive income.

(g) Cash and Cash Equivalents—Cash and cash equivalents consist of all investments with initial maturities of three months or less.

(h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consisted of the following:

	June 30, 2006	December 31, 2005
Finished goods	$51,633	$61,071
Work-in-process	6,941	7,427
Raw materials and supplies	13,199	12,566

	$71,773	$81,064

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

The following table summarizes information relating to the Company’s Other intangible assets:

		June 30, 2006			December 31, 2005
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000

Amortized intangible assets:
Technology	10	$16,000	$5,867	$10,133	$16,000	$5,067	$10,933
Patents	5-20	6,106	3,795	2,311	5,968	3,234	2,734
Customer database	5	4,200	3,080	1,120	4,200	2,660	1,540
Foam formula	10	3,700	1,357	2,343	3,700	1,172	2,528
Trademarks and other	5	3,542	2,035	1,507	3,146	1,973	1,173

Total		$88,548	$16,134	$72,414	$88,014	$14,106	$73,908

Amortization expense relating to intangible assets for the Company was $1,020 and $985 for the three months ended June 30, 2006 and June 30, 2005, respectively. For the six months ended June 30, 2006 and June 30, 2005 amortization expense relating to intangible assets was $2,028 and $1,960, respectively.

The changes in the carrying amount of Goodwill for the six months ended June 30, 2006 are related to changes in amounts for foreign currency translation as follows:

Balance as of December 31, 2005	$199,962
Foreign currency translation adjustments and other	83

Balance as of June 30, 2006	$200,045

Goodwill as of June 30, 2006 and December 31, 2005 has been allocated to the Domestic and International segments as follows:

	June 30, 2006	December 31, 2005
Domestic	$89,930	$89,452
International	110,115	110,510

	$200,045	$199,962

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

(l) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The Company allows product returns up to 120 days following a sale through certain sales

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

channels and on certain products. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for sales returns from December 31, 2005 to June 30, 2006:

Balance as of December 31, 2005	$6,304
Amounts accrued	20,837
Returns charged to accrual	(21,700)

Balance as of June 30, 2006	$5,441

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

The Company had the following activity for warranties from December 31, 2005 to June 30, 2006:

Balance as of December 31, 2005	$3,107
Amounts accrued	1,476
Warranties charged to accrual	(1,744)

Balance as of June 30, 2006	$2,839

(n) Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company is regularly under audit by tax authorities around the world. The Company accrues for probable foreign and domestic tax obligations as required by facts and circumstances in the various regulatory environments.

(o) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews the adequacy of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowance for doubtful accounts was $4,625 and $5,436 as of June 30, 2006 and December 31, 2005, respectively. Deposits made by customers are recorded as a liability and recognized as a sale when product is shipped. The Company had $171 and $454 of deferred revenue included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005, respectively.

The Company reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. The Company no longer bills customers in the

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Domestic Retail channel for freight on large quantity orders. Amounts included in Net sales for shipping and handling were approximately $2,457 and $5,506 for the three months ended June 30, 2006 and June 30, 2005, respectively. For the six months ended June 30, 2006 and June 30, 2005 amounts included in Net sales for shipping and handling were approximately $5,656 and $12,656, respectively. Amounts included in Cost of sales for shipping and handling were approximately $16,955 and $19,250 for the three months ended June 30, 2006 and June 30, 2005, respectively. Amounts included in Cost of sales for shipping and handling were approximately $34,812 and $39,283 for the six months ended June 30, 2006 and June 30, 2005, respectively.

In connection with customer purchases financed under an extended financing program with certain third party financiers (Card Servicers), the Card Servicer pays the Company an amount equal to the total amount of such purchases, net of a non-refundable financing fee as well as an interest bearing holdback of 15% (to be released upon ultimate collection) of certain amounts financed with recourse under the program. Amounts associated with this limited program are not material to the financial statements for all periods presented.

(p) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program. Advertising costs charged to expense were approximately $22,732 and $20,503 for the three months ended June 30, 2006 and June 30, 2005, respectively. For the six months ended June 30, 2006 and June 30, 2005, advertising costs charged to expense were approximately $48,869 and $46,283, respectively. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets were approximately $6,259 and $6,064 as of June 30, 2006 and December 31, 2005, respectively.

(q) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred.

(r) Treasury Stock—As discussed in Note 5 below, in October 2005 Tempur-Pedic International’s Board of Directors authorized a share repurchase program (Share Repurchase Program). Shares repurchased under Tempur-Pedic International’s Share Repurchase Program are held in treasury for general corporate purposes, including issuances under various employee stock option plans. Treasury shares are accounted for under the cost method and reported as a reduction of Stockholders’ equity. As of June 30, 2006 Tempur-Pedic International had completed its existing share repurchase authorization.

(s) Stock Based Compensation—The Company adopted SFAS 123R Share-Based Payment (SFAS 123R) on January 1, 2006 using the modified prospective method for the transition. SFAS 123R requires compensation expense relating to share-based payments be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the estimable life of the equity award. The effect of the adoption of SFAS 123R on the Company’s results of operations and earnings per share was not material and is included in the Condensed Consolidated Statements of Income for the periods ended June 30, 2006. Also, in accordance with SFAS 123R, Deferred stock compensation amounts in the Stockholders’ Equity section of the Condensed Consolidated Balance Sheet are included in Additional paid in capital as of June 30, 2006.

Additionally, SFAS 123R requires that the benefit of tax deductions in excess of recognized compensation expense be reported as a financing cash flow activity in the consolidated statements of cash flows. The Company had excess tax benefits related to the exercise of stock-options of $5,140 as of June 30, 2006. Financial results including cash flows from operating results for 2005 have not been restated for the adoption of SFAS 123R.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Pro forma information in accordance with SFAS 123 for the Company for the three and six months ended June 30, 2005 is as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as Reported	$24,850	$51,600
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	724	1,566
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(1,766)	(3,656)

Pro forma Net income	$23,808	$49,510

Earnings per share:
Basic as reported	$0.25	$0.52

Diluted as reported	$0.24	$0.50

Basic—Pro forma Net income	$0.24	$0.50

Diluted—Pro forma Net income	$0.23	$0.48

In December 2005, Tempur-Pedic International accelerated the vesting of certain unvested incentive stock options which had exercise prices greater than the fair market value of the stock on the date of acceleration. Options to purchase approximately 467 shares of common stock, or approximately 18% of Tempur-Pedic International’s outstanding unvested options, were subject to the acceleration. Options subject to the acceleration had exercise prices ranging from $13.94 to $24.40 per share and a weighted average remaining life of 9 years. The weighted average exercise price of the options subject to the acceleration was $18.51. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its financial statements, upon adoption of SFAS 123R. The acceleration resulted in an increase of $2,842 in the pro forma employee stock option stock-based compensation expense for the fourth quarter and year ended December 31, 2005. See Note 6 for further discussion of the Company’s adoption of SFAS 123R.

(2) Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company adopted this pronouncement on January 1, 2006. The adoption had no effect on the Company’s Condensed Consolidated Financial Statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. The Company is currently evaluating the provisions of FIN 48, which is effective for fiscal years beginning after December 15, 2006.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

(3) Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	June 30, 2006	December 31, 2005
Land and buildings	$70,859	$67,193
Machinery and equipment	103,956	96,298
Construction in progress	97,604	82,775

	272,419	246,266
Total accumulated depreciation	(65,900)	(53,042)

	$206,519	$193,224

Construction in progress is primarily comprised of the costs for the construction of the Company’s New Mexico facility and includes capitalized interest costs of $5,022 and $2,567 as of June 30, 2006 and December 31, 2005, respectively, in connection with the construction of assets. Additionally, Construction in progress includes $1,055 and $843 that is included in Accounts payable as of June 30, 2006 and December 31, 2005, respectively. These amounts have been excluded from Cash flows from investing activities in the Consolidated Statements of Cash Flows in their respective periods.

(4) Long-term Debt

(a) Long-term Debt—Long-term debt for the Company consisted of the following:

	June 30, 2006	December 31, 2005
2005 Senior Credit Facility:
Foreign Term Loan (EUR Denominated) payable to lenders, interest at Index Rate or LIBOR plus margin (4.46% and 3.46% as of June 30, 2006 and December 31, 2005, respectively), principal payments due quarterly through June 30, 2010 with a final payment on October 18, 2010	$62,646	$108,565
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (6.61% and 5.28% as of June 30, 2006 and December 31, 2005, respectively), commitment through and due October 18, 2010	203,500	83,000

2005 Industrial Revenue Bonds:
Variable Rate Industrial Revenue Bonds Series 2005A, interest rate determined by remarketing agent not to exceed the lesser of (a) the highest rate under state law or (b) 12% per annum (5.36% and 4.35% as of June 30, 2006 and December 31, 2005, respectively), interest due monthly and principal due quarterly through September 1, 2030	52,005	53,925

Senior Subordinated Notes:
U.S. Senior Subordinated Notes payable to institutional investors, interest at 10.25%, due August 15, 2010	97,500	97,500

Other:
Mortgages payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest at 4.0% to 5.1%	1,483	1,491

	417,134	344,481
Less: Current portion	(22,673)	(30,770)

Long-term debt	$394,461	$313,711

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

(b) Secured Credit Financing—On October 18, 2005, Tempur-Pedic International entered into a credit agreement (the 2005 Senior Credit Facility) with Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, and Bank of America, N.A., Fifth Third Bank, Nordea Bank Danmark, A/S and Suntrust Bank. The Company used proceeds from the 2005 Senior Credit Facility to pay off amounts outstanding under its prior senior credit facility and an unsecured revolving credit facility, among other things. The prior senior credit facility was terminated upon repayment. On February 8, 2006, the Company entered into an amendment to its 2005 Senior Credit Facility, which increased availability and adjusted one of the financial covenants.

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

The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, Tempur World, LLC and Tempur World Holdings, LLC, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all the Company’s U.S. assets. The maturity date of the 2005 Senior Credit Facility is October 18, 2010. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, among the most significant of which are a fixed charge coverage ratio requirement and a consolidated leverage ratio requirement. The Company was in compliance with all covenants as of June 30, 2006.

At June 30, 2006, the Company had a total of $277,000 of long-term revolving credit facilities under the 2005 Senior Credit Facility, which was comprised of the $257,000 Domestic Revolver and the $20,000 Foreign Revolver (collectively, the Revolvers). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $55,273 at June 30, 2006. After giving effect to letters of credit and $203,500 in borrowings under the Domestic Revolver, total availability under the Revolvers was $18,227 at June 30, 2006. There were no borrowings under the Foreign Revolver as of June 30, 2006.

(c) Industrial Revenue Bonds—On October 27, 2005, Tempur Production USA, Inc. (Tempur Production), a subsidiary of Tempur-Pedic International, completed an industrial revenue bond financing for the construction and equipping of Tempur Production’s new manufacturing facility (the Project) located in Bernalillo County, New Mexico (Bernalillo County). Under the terms of the financing, Bernalillo County will issue up to $75,000 of Series 2005A Taxable Variable Rate Industrial Revenue Bonds (the Series A Bonds). The Series A Bonds are marketed to third parties by a remarketing agent and secured by a letter of credit issued under the Company’s Domestic Revolver and purchased by qualified investors. The Series A Bonds have a final maturity date of September 1, 2030. The interest rate on the Series A Bonds is a weekly rate set by the remarketing agent, in its sole discretion, though the interest rate may not exceed the lesser of (i) the highest rate allowed under New Mexico law or (ii) 12% per annum. On October 27, 2005, Tempur Production made an initial draw of $53,925 on the Series A Bonds. The Company used proceeds from the Bonds to pay down the prior domestic revolving credit facility, among other things.

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

(d) Senior Subordinated Notes—In 2003, Tempur-Pedic, Inc. and Tempur Production (Issuers) issued $150,000 aggregate principal amount of 10.25% Senior Subordinated Notes due 2010 (Senior Subordinated Notes). The Senior Subordinated Notes are unsecured senior subordinated indebtedness of the Issuers and are fully and unconditionally, and jointly and severally, guaranteed on an unsecured senior subordinated basis by the Issuers’ ultimate parent, Tempur-Pedic International and certain other subsidiaries of Tempur-Pedic International. Except as noted below, the Senior Subordinated Notes have no mandatory redemption or sinking fund requirements. However, the indenture governing the Senior Subordinated Notes permits the partial redemption at the Issuer’s option under certain circumstances prior to August 15, 2006, and full redemption at the Issuer’s option prior to August 15, 2007 at a redemption price of 100% of the principal amount plus a “make whole” premium based on the discounted value of the redemption price payable at August 15, 2007 plus remaining interest payments to such date or after August 15, 2007 at a redemption price of 105.125% of the principal amount.

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

The Senior Subordinated Notes contain certain nonfinancial and financial covenants which include restrictions on: the declaration or payment of dividends and distributions; the payment, purchase, redemption, defeasance, acquisition or retirement of subordinated indebtedness; the granting of liens; the making of loans and the transfer of properties and assets; mergers; consolidations or sale of assets; the acquisition or creation of additional subsidiaries; and the sale and leaseback of assets. The Company was in compliance with all covenants as of June 30, 2006.

(5) Stockholders’ Equity

(a) Capital Stock—Tempur-Pedic International authorized shares of capital stock are 300,000 shares of common stock and 10,000 shares of preferred stock. Subject to preferences that may be applicable to any

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

outstanding preferred stock, holders of the common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution, or winding up, the holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

(b) Share Repurchase Program—On October 18, 2005, the Board of Directors authorized the repurchase of up to $80,000 of Tempur-Pedic International’s common stock. Share repurchases under this program were made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management deemed appropriate. During 2005, Tempur-Pedic International repurchased 6,840 shares, at a total cost of $76,000. Tempur-Pedic International funded these share repurchases from borrowings under the 2005 Senior Credit Facility and funds from operations.

On January 25, 2006, Tempur-Pedic International’s Board of Directors amended the share repurchase program described above to increase the total authorization by an additional $100,000. On May 22, 2006, Tempur-Pedic International’s Board of Directors further amended the share repurchase program to increase the total authorization under the share repurchase program by an additional $40,000 for a total authorization to purchase up to $220,000 of Tempur-Pedic International’s common stock. During the six months ended June 30, 2006, Tempur-Pedic International repurchased 11,275 shares at a total cost of $144,000. The share repurchases were funded from borrowings under the 2005 Senior Credit Facility and funds from operations. As of June 30, 2006, Tempur-Pedic International had completed its existing share repurchase authorization.

(6) Stock-Based Compensation

Tempur-Pedic International has two stock-based compensation plans which provide for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards to employees, non-employee directors, consultants and Company advisors. The plans under which equity awards are granted are the 2002 Option Plan and the 2003 Equity Incentive Plan (the 2003 Plan). Tempur-Pedic International also has a stock-based compensation plan which permits eligible employees to purchase its shares at a discounted price, subject to certain guidelines set forth by its 2003 Employee Stock Purchase Plan (ESPP). The Company believes that awards and purchases made under these plans better align the interests of the plan participants with those of its stockholders.

The 2002 Option Plan was adopted on November 1, 2002 and provides for grants of options to purchase shares of common stock to employees and directors of the Company. Options granted under the 2002 Option Plan that qualify as incentive stock options, as defined by the Internal Revenue Code of the 1986, as amended (the Code), must have an exercise price of not less than the fair market value of Tempur-Pedic International’s common stock at the date of grant. The determination of the exercise price was made by the Board of Directors. Options granted under the 2002 Option Plan provided for vesting terms as determined by the Board of Directors at the time of grant, which are generally based on 4 years of continuous service. Options can be exercised up to 10 years from the grant date and up to 5 years from the grant date for any stockholders who own 10% or more of the total combined voting power of all shares of stock of Tempur-Pedic International. The total number of shares of common stock subject to issuance under the 2002 Option Plan did not exceed 6,534 shares, which was subject to certain adjustment provisions. The Company currently anticipates there will be no additional options issued under this plan.

The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which, together with the Board of Directors, has the exclusive authority to administer the 2003 Plan, including the power to

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

determine eligibility to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards and the acceleration or waiver of any vesting and performance of forfeiture restrictions, in each case subject to the terms of the 2003 Plan. Any of the Company’s employees, non-employee directors, consultants and Company advisors, as determined by the Compensation Committee, may be selected to participate in the 2003 Plan. The 2003 Plan provides for awards of stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards. The awards generally vest based on 4 years of continuous service and have 10-year contractual terms. Tempur-Pedic International may issue a maximum of 8,000 shares of its common stock under the 2003 Plan.

The ESPP permits eligible employees to purchase up to certain limits as defined in the 2003 ESPP of Tempur-Pedic International’s common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the price per share of Tempur-Pedic International’s common stock either at the beginning or the end of each six-month offering period, whichever is less. The Compensation Committee of the Board of Directors administers the 2003 ESPP. The Board of Directors may amend or terminate the 2003 ESPP. The 2003 ESPP is intended to comply with the requirements of Section 423 of the Code. Tempur-Pedic International may issue a maximum of 500 shares of its common stock under the 2003 ESPP.

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

The assumptions used in the Black-Scholes pricing model for the three and six months ended June 30, 2006 and June 30, 2005 are set forth in the following table. Expected volatility is based on the historical volatility of Tempur-Pedic International’s common stock. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the expected yield of the option over the period during its contractual life. The assumptions used in the Black-Scholes pricing model for the three and six months ended June 30, 2006 and June 30, 2005 are as follows:

	Six Months Ended June 30,
	2006	2005
Expected volatility of stock	46%	33%
Expected life of option, range in years	5 – 6.1	5
Risk-free interest rate	3%	3%
Expected dividend yield on stock	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, including the expected stock price volatility. Tempur-Pedic International’s options have had characteristics significantly different from those of similar traded options, and changes in the subjective input can materially affect the fair value estimate.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

A summary of stock options activity under the 2002 Option Plan and 2003 Plan for the six months ended June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	5,979	$5.13		$
Granted	1,360	13.53
Exercised	(1,655)	1.73
Forfeited or expired	(89)	6.27

Options outstanding at June 30, 2006	5,595	$8.19	8.13		$29,744

Options exercisable at June 30, 2006	2,094	$6.76			$14,123

The total intrinsic value of options exercised during the three months ended June 30, 2006 and June 30, 2005 was $19,893 and $7,476, respectively. For the six months ended June 30, 2006 and June 30, 2005 the total intrinsic value of options exercised was $20,994 and $14,102, respectively. During the three and six months ended June 30, 2006 and June 30, 2005, there were 1,360 and 75 options granted, respectively.

A summary of Tempur-Pedic International’s unvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2005	3,344	$4.75
Granted	1,360	13.53
Vested	(1,014)	1.78
Forfeited	89	6.27

Options unvested at June 30, 2006	3,779	$8.83

The Black-Scholes pricing model amortizes compensation expenses on a “straight-line” basis, and the expense is expected to be recognized over a weighted-average period of 4.0 years. The total fair value of shares vested during the three months ended June 30, 2006 and June 30, 2005 was $6,898 and $10,875, respectively. The total fair value of shares vested during the six months ended June 30, 2006 and June 30, 2005 was $14,605 and $21,280, respectively. For the three and six months ended June 30, 2006, the Company recognized $299 and $598 of stock-based compensation expense in General and administrative expenses related to stock options granted under the 2003 Plan which were subject to SFAS 123R. As of June 30, 2006, there was $10,701 of unearned stock-based compensation expense related to these options. The future amortization of these unearned stock-based compensation costs will be $1,554 for the remainder of 2006, $3,061 in 2007, $3,061 in 2008 and $3,025 in 2009.

The Company recorded $307 and $688 of stock-based compensation expense for the three and six months ended June 30, 2006, respectively, related to options granted under the 2002 Option Plan prior to the initial public offering in 2003 that have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. As of June 30, 2006, there was $632 of unearned stock-based compensation expense. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. The future amortization of these unearned stock-based compensation costs will be $418 for the remainder of 2006 and $214 in 2007.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

For the three and six months ended June 30, 2006, the Company recognized $110 and $219, respectively, of stock-based compensation expense related to restricted stock units (RSUs) granted in December 2004. As of June 30, 2006, there was $657 of unearned stock-based compensation expense related to the RSUs. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term on a “straight-line” basis. The future amortization of these unearned stock-based compensation costs will be $219 for the remainder of 2006 and $438 in 2007.

Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares, for the three months ended June 30, 2006 and June 30, 2005 was $2,657 and $1,007, respectively. Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares, for the six months ended June 30, 2006 and June 30, 2005 was $2,851 and $1,697, respectively.

(7) Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income are as follows:

	June 30, 2006	December 31, 2005
Financial instruments accounted for as hedges	$(496)	$(478)
Foreign currency translation	2,789	1,615

Accumulated other comprehensive income	$2,293	$1,137

(8) Commitments and Contingencies

(a) Purchase Commitments—As of June 30, 2006, the Company had outstanding commitments of approximately $3,127 of capital expenditures, primarily related to the construction of the production facility in Albuquerque, New Mexico. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of June 30, 2006.

(b) Securities Litigation—Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International’s stock between April 22, 2005 and September 19, 2005. On December 29, 2005, the court consolidated these five actions (the Securities Law Action). Lead plaintiffs filed a consolidated complaint on February 27, 2006. In their consolidated complaint, lead plaintiffs assert claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. The principal allegation set forth in the Securities Law Action is that Tempur-Pedic International did not disclose the impact of competition on its prospects. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. On June 14, 2006, the Company filed a motion to dismiss all claims in the Securities Law Action. That motion is currently pending before the Court. The Company strongly believes that the Securities Law Action lacks merit, and the Company intends to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Securities Law Action at this time, and the Company can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International purportedly derivatively on behalf of Tempur-Pedic International (the Derivative Complaints). The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International’s securities on the basis of material non-public information in 2005. The Delaware Derivative Complaint also asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above. On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions pending the outcome of the motion to dismiss that defendants have filed in the Securities Law Action. Tempur-Pedic International is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of Tempur-Pedic International. Tempur-Pedic International is in the process of evaluating these claims.

The Company is also party to various other legal proceedings generally incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that adverse determinations in any or all of such proceedings will have a materially adverse effect upon the financial condition, liquidity or results of operations of the Company.

(9) Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2006 was 36.6%. For the same period in 2005, the effective tax rate was 38.1%. The decrease in effective tax rate is primarily attributable to a compensation expense benefit associated with certain options granted prior to the initial public offering and exercised during the second quarter of 2006. In addition, the Company received a favorable state tax ruling in the fourth quarter of 2005 that reduced its state tax expense.

Reconciling items between the federal statutory income tax rate of 35.0% and the effective tax rate include state income taxes, differences in U.S. statutory rates and foreign tax rates, foreign income currently taxable in the U.S., compensation expense associated with certain options granted, production activities deduction, and certain other permanent differences.

At June 30, 2006, Tempur-Pedic International had remaining undistributed earnings of $8,356 from its foreign subsidiaries determined under U.S. tax principles as of November 1, 2002 related to the period prior to the acquisition of Tempur World Inc. by Tempur-Pedic International translated into U.S. dollars at the applicable exchange rate on June 30, 2006. All pre-acquisition earnings of $60,810 related to Dan Foam ApS were distributed as part of the $155,650 repatriation plan under the Jobs Creation Act in 2005. The remaining balance of $8,356 relates to other foreign subsidiaries. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $8,356 of undistributed earnings, as these earnings are considered indefinitely reinvested.

In addition, Tempur-Pedic International had remaining undistributed earnings from its foreign subsidiaries determined under U.S. generally accepted accounting principles for the period November 1, 2002 through June 30, 2006 of $96,600. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $96,600 of undistributed earnings, as these earnings are considered indefinitely reinvested.

(10) Major Customers

Five customers accounted for approximately 16% and 11% of the Company’s sales for the three months ended June 30, 2006 and June 30, 2005, respectively. These same customers also accounted for approximately

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

16% of accounts receivable as of both June 30, 2006 and June 30, 2005. Five customers accounted for approximately 13% and 10% of the Company’s sales for the six months ended June 30, 2006 and June 30, 2005, respectively. These same customers also accounted for approximately 16% and 15% of accounts receivable as of June 30, 2006 and June 30, 2005. The loss of one or more of these customers could negatively impact the Company. The composition of our top 5 customers varies between the periods ended June 30, 2006 and June 30, 2005.

(11) Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$26,112	$24,850	$53,005	$51,600

Denominator:
Denominator for basic earnings per share-weighted average shares	84,377	98,791	86,848	98,607
Effect of dilutive securities:
Employee stock options	3,083	4,640	3,398	4,708

Denominator for basic earnings per share-adjusted weighted average shares	87,460	103,431	90,246	103,315

Basic earnings per share	$0.31	$0.25	$0.61	$0.52

Diluted earnings per share	$0.30	$0.24	$0.59	$0.50

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

The following table summarizes Total assets by segment:

	June 30, 2006	December 31, 2005
Total assets:
Corporate	$593,949	$372,341
Domestic	673,663	493,871
International	300,512	301,465
Intercompany eliminations	(851,521)	(465,366)

	$716,603	$702,311

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

The following tables summarize other segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales from external customers:
Corporate	$—	$—	$—	$—
Domestic	142,665	124,054	294,181	271,984
International	76,297	68,561	153,367	143,010

	$218,962	$192,615	$447,548	$414,994

Inter-segment sales:
Corporate	$—	$—	$—	—
Domestic	—	—	—	—
International	785	11,514	1,414	23,914
Intercompany eliminations	(785)	(11,514)	(1,414)	(23,914)

	$—	$—	$—	$—

Operating income/(loss):
Corporate	$(3,984)	$(3,430)	$(7,507)	$(7,702)
Domestic	30,919	27,062	59,687	60,626
International	20,327	20,965	42,299	41,053

	$47,262	$44,597	$94,479	$93,977

Depreciation and amortization (excluding stock-based compensation amortization):
Corporate	$129	$109	$254	$213
Domestic	3,231	2,838	6,388	5,752
International	2,908	3,113	5,731	6,625

	$6,268	$6,060	$12,373	$12,590

The following table sets forth Net sales by significant product group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Mattresses	$149,870	$130,788	$309,785	$284,880
Pillows	29,050	28,579	57,529	61,910
All other	40,042	33,248	80,234	68,204

	$218,962	$192,615	$447,548	$414,994

During the course of normal operations, the Domestic segment may purchase inventory from the Danish manufacturing facility from time to time. These purchases are included in the International segment as Intercompany sales. The Intercompany profits on these sales are eliminated from the International segment when the manufacturing profit in ending finished goods inventory is eliminated during the consolidation of the Company’s results. These manufacturing profits were $146 and $1,692 for the three months ended June 30, 2006 and June 30, 2005, respectively, and $289 and $3,439 for the six months ended June 30, 2006 and June 30, 2005, respectively.

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

Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2006

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$551	$—	$142,114	$77,082	$(785)	$218,962
Cost of goods sold	—	19	(318)	79,514	34,016	(785)	112,446

Gross profit	—	532	318	62,600	43,066	—	106,516
Operating expenses	1,099	4,854	3,203	27,359	22,739	—	59,254

Operating income (loss)	(1,099)	(4,322)	(2,885)	35,241	20,327	—	47,262
Interest income (expense), net	(1,330)	(4,036)	89	28	(968)	—	(6,217)
Other income (loss)	(11)	26,171	(47)	(26,265)	97	—	(55)
Loss on extinguishment of debt	—	—	—	—	—	—	—
Income taxes	—	8,761	(697)	761	6,053	—	14,878

Net income (loss)	$(2,440)	$9,052	$(2,146)	$8,243	$13,403	$—	$26,112

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,129	$—	$121,925	$80,075	$(11,514)	$192,615
Cost of goods sold	—	961	(271)	66,422	38,482	(11,514)	94,080

Gross profit	—	1,168	271	55,503	41,593	—	98,535
Operating expenses	1,035	3,670	2,666	25,939	20,628	—	53,938

Operating income (loss)	(1,035)	(2,502)	(2,395)	29,564	20,965	—	44,597
Interest income (expense), net	—	(3,851)	(1,064)	5	46	—	(4,864)
Other income (loss)	13	23,131	191	(23,078)	155	—	412
Income taxes	—	7,170	(892)	1,587	7,430	—	15,295

Net income (loss)	$(1,022)	$9,608	$(2,376)	$4,904	$13,736	$—	$24,850

Condensed Consolidating Statements of Income

For the Six Months Ended June 30, 2006

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,598	$—	$292,583	$154,781	$(1,414)	$447,548
Cost of goods sold	—	630	(654)	164,057	67,159	(1,414)	229,778

Gross profit	—	968	654	128,526	87,622	—	217,770
Operating expenses	2,313	9,859	5,848	59,947	45,324	—	123,291

Operating income (loss)	(2,313)	(8,891)	(5,194)	68,579	42,298	—	94,479
Interest income (expense), net	(1,435)	(7,860)	594	28	(2,001)	—	(10,674)
Other income (loss)	(15)	52,418	(107)	(52,551)	107	—	(148)
Loss on extinguishment of debt	—	—	—	—	—	—	—
Income taxes	—	17,851	(889)	998	12,692	—	30,652

Net income (loss)	$(3,763)	$17,816	$(3,818)	$15,058	$27,712	$—	$53,005

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Condensed Consolidating Statements of Income

For the Six Months Ended June 30, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$4,483	$—	$267,501	$166,924	$(23,914)	$414,994
Cost of goods sold	—	2,163	(593)	143,510	81,050	(23,914)	202,216

Gross profit	—	2,320	593	123,991	85,874	—	212,778
Operating expenses	2,743	9,070	5,552	56,615	44,821	—	118,801

Operating income (loss)	(2,743)	(6,750)	(4,959)	67,376	41,053	—	93,977
Interest income (expense), net	—	(7,740)	(2,056)	11	(442)	—	(10,227)
Other income (loss)	15	49,435	347	(49,861)	391	—	327
Loss on extinguishment of debt	—	—	—	—	(717)	—	(717)
Income taxes	—	16,572	(1,434)	3,386	13,236	—	31,760

Net income (loss)	$(2,728)	$18,373	$(5,234)	$14,140	$27,049	$—	$51,600

Condensed Consolidating Balance Sheets

As of June 30, 2006

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$1,074	$231,661	$3,742	$69,492	$106,158	$(181,471)	$230,656
Property, plant and equipment, net	—	142,582	327	6,132	57,480	(2)	206,519
Other noncurrent assets	237,205	299,420	351,602	—	136,875	(745,674)	279,428

Total assets	$238,279	$673,663	$355,671	$75,624	$300,513	$(927,147)	$716,603

Current liabilities	$154,335	$(6,576)	$8,438	$90,207	$71,017	$(181,472)	$135,949
Noncurrent liabilities	1	610,201	88,508	—	199,172	(463,439)	434,443
Equity (deficit)	83,943	70,038	258,725	(14,583)	30,324	(282,236)	146,211

Total liabilities and equity (deficit)	$238,279	$673,663	$355,671	$75,624	$300,513	$(927,147)	$716,603

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Condensed Consolidating Balance Sheets

As of December 31, 2005

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$647	$76,888	$19,917	$56,428	$107,156	$(32,768)	$228,268
Property, plant and equipment, net	—	130,608	472	5,543	56,601	—	193,224
Other noncurrent assets	132,997	286,374	218,308	1,967	137,707	(496,534)	280,819

Total assets	$133,644	$493,870	$238,697	$63,938	$301,464	$(529,302)	$702,311

Current liabilities	$15,866	$(25,446)	$19,297	$80,072	$63,957	$(32,767)	$120,979
Noncurrent liabilities	—	482,170	89,327	50	236,060	(452,604)	355,003
Equity (deficit)	117,778	37,146	130,073	(16,184)	1,447	(43,931)	226,329

Total liabilities and equity (deficit)	$133,644	$493,870	$238,697	$63,938	$301,464	$(529,302)	$702,311

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2006

(Unaudited)

	Ultimate Parent	Combined Issuer Susidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net (loss) income	$(3,763)	$17,816	$(3,818)	$15,058	$27,712	$—	$53,005
Non-cash expenses	1,520	6,555	(312)	387	6,167	22	14,339
Changes in working capital	138,114	(121,973)	4,579	(16,040)	14,508	(22)	19,166

Net cash (used in) / provided by operating activities	135,871	(97,602)	449	(595)	48,387	—	86,510
Net cash used for investing activities	—	(17,723)	(590)	595	(1,315)	—	(19,033)
Net cash provided by / (used in) financing activities	(136,024)	118,167	(26)	—	(53,121)	—	(71,004)
Effect on exchange rate changes on cash	—	—	—	—	1,484	—	1,484

Net (decrease) increase in cash and cash equivalents	(153)	2,842	(167)	—	(4,565)	—	(2,043)

Cash and cash equivalents at beginning of period	451	2,044	502	—	14,858	—	17,855

Cash and cash equivalents at end of period	$298	$4,886	$335	$—	$10,293	$—	$15,812

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

Business Segment Information—We have two operating business segments: Domestic and International. These reportable segments are strategic business units that are managed separately. The Domestic operating segment consists of our U.S. manufacturing facility whose customers include our U.S. distribution subsidiary and certain North, Central, and South American third party distributors. The International operating segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Domestic segment. We evaluate segment performance based on Net sales and Operating income. For the purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Corporate office operating expenses and certain amounts relating to Goodwill and other assets that are carried at the holding company level are included in the Domestic operating segment.

Strategy and Outlook

Our goal is to be the global leader in the bedding industry. In order to achieve this goal, we expect to continue to pursue certain key strategies in 2006:

•	Maintain our focus primarily on premium mattresses and pillows and to regularly introduce new products.

•	Continue to invest in increasing our global brand awareness through targeted marketing and advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	Continue to extend our presence on a targeted basis in retail stores in both the U.S. and International segments.

•	Continue to invest in our operating infrastructure to meet the requirements of our growing business, including increases in our research and development capacity.

Results of Operations

Key financial highlights for the first six months of 2006 include the following:

•	Net sales rose 14% to $219.0 million from $192.6 million in the second quarter of 2005. Retail channel Net sales increased 21%. Sales in the U.S. furniture Retail channel were especially strong, with an increase of 29%. Sales in the International Retail channel increased 19%.

•	Earnings per share (EPS) rose 25% to $0.30 per diluted share in the second quarter of 2006 from $0.24 per diluted share in the second quarter of 2005. Share repurchases completed in the second quarter of 2006 contributed less than half a cent to second quarter 2006 fully diluted EPS.

•	In the second quarter of 2006, International mattress unit growth increased 11% over the second quarter of 2005. Domestic mattress unit growth was especially strong, increasing 22% for the same periods.

•	Cash flow provided by operations increased to $35.0 million for the six months ended June 30, 2006 from $15.0 million for the same period for 2005. The increase was principally driven by improved working capital. For the six months ended June 30, 2006, cash flow provided by operations increased to $86.5 million from $49.1 million for the six months ended June 30, 2005.

•	We made a voluntary prepayment of $20.5 million on our European term loan, in excess of our scheduled principal payment of $4.9 million, for a total principal reduction of $25.4 million. This is the second consecutive quarter during which we have made a voluntary prepayment in excess of $20.0 million on our European term loan. For the six months ended June 30, 2006, we have voluntarily prepaid $42.3 million on our European term loan.

•	During the second quarter, Tempur-Pedic International purchased 3.3 million shares of its common stock at a total cost of $45.8 million. These purchases were funded primarily by increased borrowings under our domestic revolving credit facility.

(In millions, except earnings per share)	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Net sales	$219.0	100%	$192.6	100%	$447.6	100%	$415.0	100%
Cost of sales	112.5	51	94.1	49	229.8	51	202.2	49

Gross profit	106.5	49	98.5	51	217.8	49	212.8	51
Selling and marketing expenses	40.3	18	38.1	20	85.1	19	83.1	20
General and administrative and other	18.9	9	15.8	8	38.2	9	35.7	8

Operating income	47.3	22	44.6	23	94.5	21	94.0	23
Interest expense, net	(6.2)	(3)	(4.9)	(2)	(10.7)	(2)	(10.2)	(3)
Loss on extinguishment of debt		—	—	—	—	—	(0.7)	—
Other income (expense), net	(0.1)	—	0.4	—	(0.1)	—	0.3	—

Income before income taxes	41.0	19	40.1	21	83.7	19	83.4	20
Income tax provision	14.9	7	15.3	8	30.7	7	31.8	8

Net income	$26.1	12%	$24.8	13%	$53.0	12%	$51.6	12%

Earnings per share:
Basic	$0.31		$0.25		$0.61		$0.52

Diluted	$0.30		$0.24		$0.59		$0.50

Weighted average shares outstanding:
Basic	84,377		98,792		86,848		98,607

Diluted	87,460		103,431		90,246		103,315

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

We generate sales through four distribution channels: Retail, Direct, Healthcare and Third party. The Retail channel sells to furniture, specialty and department stores. The Direct channel sells directly to consumers. The Healthcare channel sells to hospitals, nursing homes, healthcare professionals and medical retailers. The Third party channel sells to distributors in countries where we do not operate our own distribution subsidiaries. The following table sets forth Net sales information, by channel, for the periods indicated:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(Millions)	2006	2005	2006	2005	2006	2005
Retail	$173.3	$143.7	$117.7	$97.1	$55.6	$46.6
Direct	20.4	26.1	18.1	22.2	2.3	3.9
Healthcare	10.2	10.6	2.9	2.6	7.3	8.0
Third Party	15.1	12.2	4.0	2.2	11.1	10.0

	$219.0	$192.6	$142.7	$124.1	$76.3	$68.5

Domestic	$142.7	$124.1
International	76.3	68.5

Total	$219.0	$192.6

A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(Millions)	2006	2005	2006	2005	2006	2005
Net sales:
Mattresses	$149.9	$130.7	$105.3	$91.0	$44.6	$39.7
Pillows	29.0	28.7	12.5	12.1	16.5	16.6
Other	40.1	33.2	24.9	21.0	15.2	12.2

	$219.0	$192.6	$142.7	$124.1	$76.3	$68.5

Units sold (1):
Mattresses	178,742	152,837	105,115	86,436	73,627	66,401
Pillows	575,044	585,257	244,280	252,327	330,764	332,930

(1)	Units sold represent Net sales after consideration of returned mattresses and pillows and excludes units shipped to fulfill warranty claims and promotion activities.

Net sales. Net sales for the three months ended June 30, 2006 increased to $219.0 million from $192.6 million for the same period in 2005, an increase of $26.4 million, or 14%. This increase was primarily attributable to an increase in mattress sales in our Retail channel. Mattress sales increased $19.2 million, or 15%. For the three months ended June 30, 2006, our Retail channel Net sales increased to $173.3 million from $143.7 million for the same period in 2005, an increase of $29.6 million, or 21%. As our Retail channel has expanded, Net sales have also been positively impacted by a reduction in our sales returns as a percentage of our Net sales. The Retail channel typically experiences a lower return rate than our Direct channel.

Our Third Party channel Net sales increased by 24%, which was due primarily to growth in our Canadian and other third party distributors in our Domestic segment. Consolidated pillow sales increased approximately $0.3 million or 1% from the second quarter of 2005. Our Direct and Healthcare channel Net sales declined 22% and 4%, respectively. The Direct channel decline is due primarily to the growth in our Retail channel in the Domestic and International segments, which is consistent with our strategy to expand distribution for our products into targeted retail stores. We also decided to focus our International direct model in the U.K. only.

Domestic. Domestic Net sales for the three months ended June 30, 2006 increased to $142.7 million from $124.1 million for the same period in 2005, an increase of $18.6 million, or 15%. Our Domestic Retail channel continues to be our largest channel, with $117.7 million in Net sales for the three months ended June 30, 2006. This is an increase of $20.6 million, or 21% over the prior year quarter. This increase is primarily due to our efforts to target select retail furniture accounts. Our Third Party channel Net sales increased 82% due to our continued market share growth in Canada and in certain Central and South American countries. Our Direct channel Net sales decreased 18%. Domestic mattress sales in the second quarter of 2006 increased $14.3 million, or 16%, over the same period in 2005. In addition, pillow sales increased $0.4 million, or 3%.

International. International Net sales for the three months ended June 30, 2006 increased to $76.3 million from $68.5 million for the same period in 2005, an increase of $7.8 million, or 11%. The largest channel in our International segment continues to be our Retail channel, which increased $9.0 million, or 19%, for the three months ended June 30, 2006. Our Direct channel Net sales decreased 41%, primarily attributable to our decision to focus our International direct model in the U.K. only. Our Third party sales increased 11%, primarily due to our international market share gains. In addition, our Healthcare channel Net sales decreased $0.7 million, or 9%. International mattress sales in the first quarter of 2006 increased $4.9 million, or 12%, over the second quarter of 2005. Pillow sales for the second quarter of 2006 decreased $0.1 million, or 1%, as compared to the second quarter of 2005. The decrease in pillow sales is primarily related to our efforts to limit unauthorized sales by third parties into certain existing markets in Asia.

Gross profit. Gross profit for the three months ended June 30, 2006 increased to $106.5 million from $98.5 million for the same period in 2005, an increase of $8.0 million, or 8%. Our margins are impacted by the relative rate of growth in our Retail channel. Sales in our Retail channel are generally at wholesale prices. The overall shift in our product mix to mattresses and other products is also a factor because our mattresses generally carry lower margins than our pillows and are sold with lower margin products such as foundations and bed frames. Increases in raw material costs have impacted our gross margin. However, our ongoing productivity and global sourcing initiatives have mitigated the impact of these cost increases to date. We currently expect our gross margins to improve as a result of these initiatives during the second half of 2006 as compared to the first half of the year.

Our gross margin can be negatively impacted as a result of opening certain new Retail customer accounts and the rollout of new mattress offerings. We provide discounted floor models to certain new Retail customers and on new mattresses, which can temporarily reduce our average selling price for mattresses. In the second quarter, we began shipping two new mattress products and one redesigned mattress product. We also continued to provide discounted floor models throughout the beginning of the second quarter to two significant new Retail customer accounts that were opened in the first quarter.

Domestic. Domestic Gross profit for the three months ended June 30, 2006 increased to $63.4 million from $56.9 million for the same period in 2005, an increase of $6.5 million, or 11%. The Gross profit margin in our Domestic segment was 44% and 46% for the three months ended June 30, 2006 and June 30, 2005, respectively. For the three months ended June 30, 2006, the Gross profit margin for our Domestic segment was impacted by increases in Retail channel Net sales, new mattress offerings, new account openings and the close out activity of the original design of ‘The ClassicBed by Tempur-Pedic™.’ Our Domestic cost of sales increased to $79.3 million for the three months ended June 30, 2006 as compared to $67.2 million for the three months ended June 30, 2005, an increase of $12.1 million, or 18%.

International. International Gross profit for the three months ended June 30, 2006 increased to $43.1 million from $41.6 million for the same period in 2005, an increase of $1.5 million, or 4%. The Gross profit margin in our International segment was 56% and 61% for the three months ended June 30, 2006 and June 30, 2005, respectively. For the three months ended June 30, 2006, the Gross profit margin for our International segment was impacted by the continued Retail channel growth, product and geographic mix. Pillow sales have declined in Asia, which negatively impacts the gross margins in this segment of our business. Our International Cost of sales for the three months ended June 30, 2006 increased to $33.2 million from $26.9 million for the same period in 2005, an increase of $6.3 million, or 23%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel; other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials; and sales force compensation and customer service. We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. Selling and marketing expenses increased to $40.3 million for the three months ended June 30, 2006 as compared to $38.1 million for the three months ended June 30, 2005. Selling and marketing expenses as a percentage of Net sales decreased to 18% during the three months ended June 30, 2006 from 20% for the three months ended June 30, 2005. While total Selling and marketing expenses has decreased as a percentage of Net sales, our advertising spending has remained constant as a percentage of Net sales. This is consistent with our strategy to increase our advertising spending at the same rate as our revenue growth in order to drive growth in our brand awareness.

General and administrative and other expenses. General and administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new product developments. General and administrative and other expenses increased to $18.9 million for the three months ended June 30, 2006 as compared to $15.8 million for the three months ended June 30, 2005, an increase of $3.1 million.

General and administrative and other expenses as a percentage of Net sales were 9% and 8% for the three months ended June 30, 2006 and June 30, 2005, respectively. The increase as a percentage of Net sales was due to increased investment in our information technology infrastructure, professional services, and stock-based compensation expense related to the adoption of SFAS 123R.

Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, increased to $6.2 million for the three months ended June 30, 2006, as compared to $4.9 million for the three months ended June 30, 2005, an increase of $1.3 million, or 27%. This increase in interest expense for the three months ended June 30, 2006 is primarily attributable to higher Long-term debt levels that are directly related to our share repurchase program. We also capitalized interest costs related to the construction of our new manufacturing facility, which offset our increased interest expenses.

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations. Our effective income tax rates for the six months ended June 30, 2006 and for the six months ended June 30, 2005 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses and the production activities deduction.

Our effective tax rate for the three months ended June 30, 2006 was 36.3%. For the same period in 2005, the effective tax rate was 38.1%. The decrease in the effective tax rate is primarily attributable to a stock-based compensation expense benefit associated with certain options granted prior to the initial public offering and exercised during the second quarter of 2006. In addition, we received a favorable state tax ruling in the fourth quarter of 2005 that reduced our state tax expense.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

The following table sets forth Net sales information, by channel, for the periods indicated:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(Millions)	2006	2005	2006	2005	2006	2005
Retail	$356.8	$313.0	$242.9	$214.3	$113.9	$98.7
Direct	42.4	54.7	37.6	47.6	4.8	7.1
Healthcare	21.3	23.4	6.0	5.6	15.3	17.8
Third Party	27.1	23.9	7.7	4.5	19.4	19.4

	$447.6	$415.0	$294.2	$272.0	$153.4	$143.0

Domestic	$294.2	$272.0
International	153.4	143.0

Total	$447.6	$415.0

A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(Millions)	2006	2005	2006	2005	2006	2005
Net sales:
Mattresses	$309.8	$284.7	$217.9	$202.0	$91.9	$82.7
Pillows	57.5	62.1	25.8	25.9	31.7	36.2
Other	80.3	68.2	50.5	44.1	29.8	24.1

	$447.6	$415.0	$294.2	$272.0	$153.4	$143.0

Units sold(1):
Mattresses	373,920	337,156	219,064	198,249	154,856	138,907
Pillows	1,132,947	1,215,518	505,231	510,459	627,716	705,058

(1)	Units sold represent Net sales after consideration of returned mattresses and pillows and excludes units shipped to fulfill warranty claims and promotion activities.

Net sales. Net sales for the six months ended June 30, 2006 increased to $447.6 million from $415.0 million for the same period in 2005, an increase of $32.6 million, or 8%. This increase was primarily attributable to an increase in mattress sales in our Retail channel. Mattress sales increased $25.1 million, or 9%. For the six months ended June 30, 2006, our Retail channel Net sales increased to $356.8 million from $313.0 million for the same period in 2005, an increase of $43.8 million, or 14%.

Our Third Party channel Net sales increased by 13%, which was primarily due to growth in our Canadian and other third party distributors in our Domestic segment. Consolidated pillow sales decreased approximately $4.6 million from the second quarter of 2005, primarily attributable to a decline in our International sales in Asia to certain Third Party distributors. Our Direct and Healthcare channels’ sales declined 22% and 9%, respectively. The Direct channel decline is due primarily to the growth in our Retail channel in the Domestic and International segments which is consistent with our strategy to expand distribution for our products into targeted retail stores. We also decided to focus our International direct model in the U.K. only. The decrease in the Healthcare channel was primarily related to changing healthcare reimbursement practices in certain international markets.

Domestic. Domestic Net sales for the six months ended June 30, 2006 increased to $294.2 million from $272.0 million for the same period in 2005, an increase of $22.2 million, or 8%. Our Domestic Retail channel continues to be our largest channel, with $242.9 million in Net sales for the six months ended June 30, 2006. This is an increase of $28.6 million, or 13% over the prior year quarter. This increase is due primarily to our efforts to target select retail furniture stores. Our Third Party channel Net sales increased 71% due to continued market share growth in Canada and in certain Central and South American countries. Our Direct channel Net sales decreased 21%. Domestic mattress sales in the second quarter of 2006 increased $15.9 million, or 8%, over the same period in 2005. In addition, pillow sales had a slight decrease of $0.1 million.

International. International Net sales for the six months ended June 30, 2006 increased to $153.4 million from $143.0 million for the same period in 2005, an increase of $10.4 million, or 7%. The largest channel in our International segment continues to be our Retail channel, which increased $15.2 million, or 15%, for the six months ended June 30, 2006. Our Direct channel Net sales decreased 32%, primarily attributable to our decision to focus our International direct model in the U.K. only. Our Third party sales remained relatively flat. In addition, our Healthcare channel Net sales decreased $2.5 million, or 14%, which was primarily related to changing healthcare reimbursement practices in certain international markets. International mattress sales in the second quarter of 2006 increased $9.2 million, or 11%, over the second quarter of 2005. Pillow sales for the second quarter of 2006 decreased $4.5 million, or 12%, as compared to the second quarter of 2005. The decrease in pillow sales is primarily related to our efforts to limit unauthorized sales by third parties into certain existing markets in Asia.

Gross profit. Gross profit for the six months ended June 30, 2006 increased to $217.8 million from $212.8 million for the same period in 2005, an increase of $5.0 million, or 2%. Our margins are impacted by the relative rate of growth in our Retail channel. Sales in our Retail channel are generally at wholesale prices. The overall shift in our product mix to mattresses and other products is also a factor because our mattresses generally carry lower margins than our pillows and are sold with lower margin products such as foundations and bed frames. Increases in raw material costs have impacted our gross margin. However, our ongoing productivity and global sourcing initiatives have mitigated the impact of these cost increases to date. We currently expect our gross margins to improve as a result of these initiatives during the second half of 2006 as compared to the first half of the year.

Our gross margin can also be negatively impacted as a result of opening certain new Retail customer accounts and the rollout of new mattress offerings. We provide discounted floor models to certain new Retail customers and on new mattresses, which can temporarily reduce our average selling price for mattresses. During the six months ended June 30, 2006, we opened two significant new Retail customer accounts to whom we provided these discounted floor models and began shipping new mattress offerings.

Domestic. Domestic Gross profit for the six months ended June 30, 2006 increased to $130.2 million from $126.9 million for the same period in 2005, an increase of $3.3 million, or 3%. The Gross profit margin in our Domestic segment was 44% and 47% for the six months ended June 30, 2006 and June 30, 2005, respectively. For the six months ended June 30, 2006, the Gross profit margin for our Domestic segment was impacted by increases in Retail channel Net sales, new mattress offerings, new account openings and the close out activity of the original design of ‘The ClassicBed by Tempur-Pedic™.’ Our Domestic cost of sales increased to $164.0 million for the six months ended June 30, 2006 as compared to $145.1 million for the six months ended June 30, 2005, an increase of $18.9 million, or 13%.

International. International Gross profit for the six months ended June 30, 2006 increased to $87.6 million from $85.9 million for the same period in 2005, an increase of $1.7 million, or 2%. The Gross profit margin in our International segment was 57% and 60% for the six months ended June 30, 2006 and June 30, 2005, respectively. For the six months ended June 30, 2006, the Gross profit margin for our International segment was impacted by the continued Retail channel growth, product, and geographic mix. Pillow sales have declined in Asia which negatively impacts the gross margins in the International segments. Our International Cost of sales for the six months ended June 30, 2006 increased to $65.8 million from $57.1 million for the same period in 2005, an increase of $8.7 million, or 15%.

Selling and marketing expenses. Selling and marketing expenses increased to $85.1 million for the six months ended June 30, 2006 as compared to $83.1 million for the six months ended June 30, 2005. Selling and marketing expenses as a percentage of Net sales decreased to 19% for the six months ended June 30, 2006 from 20% for the same period for 2005. While total Selling and marketing expenses has decreased as a percentage of Net sales, our advertising spending has remained constant as a percentage of Net sales. This is consistent with our strategy to increase our advertising spending at the same rate as our revenue growth in order to drive growth in our brand awareness.

General and administrative and other expenses. General and administrative and other expenses increased to $38.2 million for the six months ended June 30, 2006 as compared to $35.7 million for the six months ended June 30, 2005, an increase of $2.5 million. The increase was primarily attributable to increased investment in our information technology infrastructure, professional services, and share based compensation expense related to the adoption of SFAS 123R.

General and administrative and other expenses as a percentage of Net sales remained relatively flat for the six months ended June 30, 2006 compared to the same period in 2005.

Interest expense, net. Interest expense, net, increased to $10.7 million for the six months ended June 30, 2006, as compared to $10.2 million for the six months ended June 30, 2005, an increase of $0.5 million, or 5%. This increase in interest expense for the six months ended June 30, 2006 is primarily attributable to higher Long-term debt levels that are directly related to our share repurchase program. We also capitalized interest costs related to the construction of our new manufacturing facility, which offset our increased interest expenses.

Income tax provision. Our effective income tax rates for the six months ended June 30, 2006 and 2005 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, compensation expense associated with certain options granted prior to the initial public offering, and the production activities deduction.

Our effective tax rate for the six months ended June 30, 2006 was 36.6%. For the same period in 2005, the effective tax rate was 38.1%. The decrease in the effective tax rate is primarily attributable to a compensation expense benefit associated with certain options granted prior to the initial public offering and exercised during the second quarter of 2006. In addition, we received a favorable state tax ruling in the fourth quarter of 2005 that reduced our state tax expense.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations and borrowings. Our principal uses of funds consist of capital expenditures, payments of principal and interest on our debt facilities, and share repurchases made from time to time pursuant to a share repurchase program. At June 30, 2006, we had working capital of $94.7 million including Cash and cash equivalents of $15.8 million as compared to working capital of $107.3 million including $17.9 million in Cash and cash equivalents as of December 31, 2005. Increased Accounts payable, Income taxes payable and Accrued expenses, coupled with decreases in inventory and cash, led to a 12% decrease in working capital from December 31, 2005 to June 30, 2006.

Our cash flow from operations increased to $86.5 million for the six months ended June 30, 2006 as compared to $49.1 million for the six months ended June 30, 2005. The increase in operating cash flow was primarily related to our efforts to improve our cash cycle. Decreases in our inventory levels provided operating cash flows of $29.0 million for the six months ended June 30, 2006 as compared to the same period in 2005. Changes in the remaining operating assets and liabilities provided additional operating cash flow of $9.3 million, primarily increases in Accounts payable and Accrued expenses.

Net cash used in investing activities decreased to $19.0 million for the six months ended June 30, 2006 as compared to $49.7 million for the six months ended June 30, 2005, a decrease of $30.7 million. Investing activities in the six months ended June 30, 2006 consisted primarily of $13.0 million related to the construction of our new manufacturing facility in New Mexico, as compared to $42.5 million in construction costs for the six months ended June 30, 2005.

Cash flow used by financing activities was $71.0 million for the six months ended June 30, 2006 as compared to cash flow provided by financing activities of $5.4 million for the six months ended June 30, 2005, representing an increase in cash flow used of $76.4 million. This increase is due primarily to our share repurchases of $144.0 million, which were offset by an increase of $67.6 million in net associated borrowings on our 2005 Senior Credit facilities.

Capital Expenditures

Capital expenditures totaled $18.6 million for the six months ended June 30, 2006 including $2.5 million in capitalized interest costs related to the construction of our new manufacturing facility in New Mexico. Capital expenditures totaled $48.7 million for the six months ended June 30, 2005. We currently expect our 2006 capital expenditures to be approximately $38.0 million, including approximately $19.5 million for the completion of the new manufacturing facility. For the remainder of 2006, we expect our capital expenditures to be approximately $19.4 million. As of June 30, 2006 we had commitments of $2.9 million associated with the construction of our new plant.

In order to meet anticipated future demands for our products, we commenced construction of our third manufacturing facility in September 2004, located in Albuquerque, New Mexico. The new facility is expected to be completed in the fourth quarter of 2006. Our expected capital expenditures related to this facility are approximately $90.0 million plus capitalized interest. This facility will allow us to meet the demands for our products primarily in the western U.S. as well as certain third party distributors.

Debt Service

Our total long-term debt increased to $394.5 million as of June 30, 2006 from $313.7 million as of December 31, 2005. On June 30, 2006, we made a voluntary prepayment of $20.5 million on our Foreign Term Loan, in excess of the scheduled principal payment of $4.9 million, for a total principal reduction of $25.4 million. This was the Company’s second voluntary prepayment since December 31, 2005. On March 31, 2006, we made a prepayment of $21.8 million, in excess of the scheduled principal payment of $5.8 million. For the six months ended June 30, 2006 we have made voluntary prepayments totaling $42.3 million, which coupled with scheduled principal payments has lowered our European term loan by approximately $53.0 million. These prepayments were funded entirely from the operating cash flows in our International segment. Additionally, during the six months ended June 30, 2006, we increased borrowings on our domestic revolving credit facility by $120.5 million in order to fund our share repurchase program, through which we purchased 11.3 million shares at a total cost of $144.0 million.

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

On January 25, 2006, our Board of Directors amended the share repurchase program described above to increase the total authorization by an additional $100.0 million. On May 22, 2006, our Board of Directors further amended the share repurchase program to increase the total authorization under the share repurchase program by an additional $40.0 million for a total authorization to purchase up to $220.0 million of Tempur-Pedic International’s common stock. During the six months ended June 30, 2006, we repurchased 11.3 million shares at a total cost of $144.0 million. As of June 30, 2006, the Company had completed its existing share repurchase authorization. The share repurchases were funded from borrowings under the 2005 Senior Credit Facility and funds from operations.

Factors That May Affect Future Performance

Managing Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $836.7 million for 2005 and $447.6 million for the six months ended June 30, 2006. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhanced operating and financial infrastructure and systems and continued expansion of the human resources in our operations. Our expenditures for advertising and other marketing-related activities are made as advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

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

Significant Growth Opportunities—We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By expanding our brand awareness and offering superior sleep surfaces, we believe consumers will continue to adopt our products at an increasing rate, which should expand our market share. We believe that the premium and specialty bedding categories which we target will continue to grow at a faster rate than the overall mattress industry and we believe we will continue to experience the benefits of this consumer adoption.

In addition, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. We believe that by extending our product line, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level, which should lead to increased sales.

Expanding distribution into new stores is also a source of growth opportunities. Our products are currently sold in approximately 5,760 furniture and bedding retail stores in the U. S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market of approximately 10,000 stores, our plan is to increase our total penetration to a total of 7,000 to 8,000 stores over time. Our products are also sold in approximately 4,340 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. For the three months ended June 30, 2006, we added a net of approximately 160 stores in the U.S. and approximately 90 stores internationally to our Retail channel. For the six months ended June 30, 2006 we added a net of approximately 450 stores in the U.S. and approximately 290 stores internationally to our Retail channel. In addition, we have a significant installed pillow base in our Asia market that we believe creates an opportunity to develop a successful mattress market. We are continuing to develop products that are responsive to consumer demand in our markets.

In addition to these growth opportunities, we have only a small percentage market share in the nursing home and hospital markets. Clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of pressure ulcers, or bed sores, a major problem for elderly and bed-ridden patients. We have recently begun partnering with healthcare vendors in an indirect sales method whereby the vendor integrates our product into their products, in order to improve patient comfort and wellness.

We are also focused on the hospitality industry, and have recently devoted increased resources to this important area. We believe there are growth opportunities for our products through this channel as well as the opportunity to increase consumer trial and brand awareness.

Financial Leverage—As of June 30, 2006, we had $394.5 million of Long-term debt outstanding, and our Stockholders’ Equity was $146.2 million. Higher financial leverage makes us more vulnerable to general adverse, competitive, economic and industry conditions. We believe that operating margins combined with the inherent operating leverage in the business will enable us to de-leverage the business in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available under our 2005 Senior Credit Facility or otherwise, to enable us to de-leverage the business.

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

Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which is a revision of SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123R became effective for annual periods beginning after June 15, 2005.

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

We adopted SFAS 123R on January 1, 2006 using the modified prospective method for the transition and expect to recognize approximately $2.2 million, pre-tax, in additional expense in 2006 based on option grants outstanding as of December 31, 2005. The impact of adoption of SFAS 123R on future grants cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Additionally, we have continued to use the Black-Scholes option pricing model to calculate the fair value of share based payments under SFAS 123R. Compensation amounts so determined will be expensed over the applicable estimated life. See Note 6 in the Notes to Condensed Consolidated Financial Statements in ITEM 1 for further discussion of our adoption of SFAS 123R.

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

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at June 30, 2006, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. Dollar, is approximately $0.4 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

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

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On June 30, 2006, we had variable-rate debt of approximately $318.2 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $3.2 million.

In January 2003, the Company paid premiums to purchase two three-year interest rate caps for the purpose of protecting cash flows associated with interest payments on $60.0 million of the existing variable-rate debt outstanding, at any given time, against LIBOR rates rising above 5%. The interest rate caps expired on March 31, 2006 and were not renewed.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased the Company’s stock between April 22, 2005 and September 19, 2005. On December 29, 2005, the court consolidated these five actions (the Securities Law Action). Lead plaintiffs filed a consolidated complaint on February 27, 2006. In their consolidated complaint, lead plaintiffs assert claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. The principal allegation set forth in the Securities Law Action is that Tempur-Pedic International did not disclose the impact of competition on its prospects. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. On June 14, 2006, Tempur-Pedic International filed a motion to dismiss all claims in the Securities Law Action. That motion is currently pending before the Court. We strongly believe that the Securities Law Action lacks merit, and we intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Securities Law Action at this time, and we can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations.

On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International, purportedly derivatively on behalf of the Company (the Derivative Complaints). The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International’s securities on the basis of material non-public information in 2005. The Delaware Derivative Complaint also asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above. On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions pending the outcome of the motion to dismiss that defendants have filed in the Securities Law Action. Tempur-Pedic International is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of Tempur-Pedic International. Tempur-Pedic International is in the process of evaluating these claims.

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

Our ability to service our indebtedness depends on our ability to maintain our profitability. Our sales growth slowed in 2005, with Net sales growing at a 22% rate from 2004, as compared to a sales growth rate of 43% for 2004 compared to 2003. Net sales for the first six months of 2006 grew at an 8% rate compared to the first half of 2005. We may not be able to maintain our profitability on a quarterly or annual basis in future periods. Further, our profitability will depend upon a number of factors, including without limitation:

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

The major raw materials that we purchase for production are chemicals and proprietary additives. The price and availability of these raw materials are subject to market conditions affecting supply and demand, and prices have risen substantially on certain materials since August 2005. Our financial condition and results of operations may be materially and adversely affected by increases in raw material costs to the extent we are unable to pass those higher costs to our customers. For additional discussion, see also “Part I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Approximately 35% and 34% of our Net sales were denominated in foreign currency for the three and six months ended June 30, 2006, respectively. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic subsidiaries and their customers and suppliers, as well as between Tempur-Pedic subsidiaries themselves from time to time. The hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

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

Part of our Domestic marketing and advertising strategy in certain Domestic channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the three and six months ended June 30, 2006, in the U.S. we had approximately $7.9 million and $17.5 in returns, respectively for a return rate of approximately 6% of our Net sales in the U.S, for both periods. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited, pro-rata 20-year warranty on mattresses sold in the U.S. and a limited 15-year warranty on mattresses sold outside of the U.S. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows.

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

We currently conduct international operations in 14 countries directly and in approximately 60 additional countries through distributors, and we may pursue additional international opportunities. We generated approximately 65% and 66% of our Net sales from non-U.S. operations during the three and six months ended June 30, 2006, and international suppliers provided a significant portion of our manufacturing material during this period. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, the potential unavailability of intellectual property protection and labor issues.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks, and this loss of a competitive advantage could decrease our profitability and liquidity.

We rely on trade secrets to protect the design, technology and function of our TEMPUR® material and our products. To date, we have not sought U.S. or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing viscoelastic material and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on aspects of our manufacturing processes. However, the principal product formula and manufacturing processes for our TEMPUR® material and our products are not patented and we must maintain these as trade secrets in order to protect this intellectual property. We own 12 U.S. patents, and we have 16 U.S. patent applications pending. Further, we own 46 foreign patents, and we have 31 foreign patent applications pending. In addition, we hold approximately 240 trademark registrations worldwide. We own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

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

Our top five customers, collectively, accounted for 16% and 13% of our Net sales for the three and six months ended June 30, 2006, respectively. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could reduce our liquidity and profitability.

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

As of June 30, 2006, we had approximately 1,300 full-time employees, with approximately 600 in the U.S., 300 in Denmark and 400 in the rest of the world. The employees in Denmark are under a government labor union contract, but those in the U.S. are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our Net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

As of June 30, 2006, we had $394.5 million in total Long-term debt outstanding. In addition, as of June 30, 2006, our Stockholders’ Equity was $146.2 million. Between October 2005 and June 30, 2006 we have repurchased a total of $220.0 million in common stock pursuant to a stock repurchase program authorized by our Board of Directors in the total amount of $220.0 million. We funded the repurchase in part through borrowings under our 2005 Senior Credit Facility, which has substantially increased our leverage. Our Board of Directors may authorize additional share repurchases in the future and we may fund these repurchases with debt. Our degree of leverage could have important consequences to our investors, such as:

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

We are subject to interest rate risk in connection with our issuance of variable rate debt under our new global senior credit facility. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $3.2 million for each 1% increase in interest rates. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” under Part I of this report.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of July 31, 2006, there were 82.9 million shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties. During 2005, our two largest stockholders at the time, private equity funds that invested in the Company in 2002 in connection with the acquisition of our predecessor, made partial distributions to their investors totaling approximately 18.0 million shares of our common stock, and one of these stockholders also sold 5.3 million shares in June 2005. In February 2006, one of these stockholders made an additional distribution of the 5.8 million shares of remaining common stock that they held in the Company, and in May 2006 the other stockholder sold 6.3 million shares. Our largest stockholder continues to hold 15.6 million shares of our common stock and may choose to make additional distributions or sales of our common stock in the future.

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

As of July 31, 2006, our executive officers, directors, and our largest stockholder, and their respective affiliates, owned in the aggregate, approximately 26% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

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

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the six months ended June 30, 2006:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2006 – April 30, 2006	12,500	14.47	12,500	5.7
May 1, 2006 – May 31, 2006	1,754,424	13.94	1,754,424	21.2
June 1, 2006 – June 30, 2006	1,495,900	14.18	1,495,900	0.0

Total	3,262,824		3,262,824

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

On January 25, 2006, our Board of Directors amended the share repurchase program described above to increase the total authorization by an additional $100.0 million. On May 22, 2006, our Board of Directors further amended the share repurchase program to increase the total authorization under the share repurchase program by an additional $40.0 million for a total authorization to purchase up to $220.0 million of Tempur-Pedic International’s common stock. During the six months ended June 30, 2006, we repurchased 11.3 million shares at a total cost of $144.0 million. As of June 30, 2006, the Company had completed its existing share repurchase authorization. The share repurchases were funded from borrowings under the 2005 Senior Credit Facility and funds from operations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Tempur-Pedic International’s annual meeting of stockholders was held on April 28, 2006. Proposals 1 and 2, the only Proposals presented for a vote at the meeting, were approved. The results are as follows:

Proposal 1

The following directors were elected at the meeting to serve a one-year term as directors:

	For	Authority Withheld
Jeffrey S. Barber	77,854,026	143,696
H. Thomas Bryant	77,867,514	130,208
Francis A. Doyle	77,490,883	506,839
Sir Paul Judge	77,858,296	139,424
Nancy F. Koehn	77,866,869	130,853
Christopher A. Masto	77,720,958	276,764
P. Andrews McLane	77,853,407	144,315
Robert Trussell, Jr.	77,865,695	132,027

Proposal 2

Ratification of appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2005.

For	Against	Abstained
77,129,568	840,241	27,913

The Proposals above are described in detail in the Company’s definitive proxy statement dated March 27, 2006, for the Annual Meeting of Stockholders held on April 28, 2006.

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

10.1		Amended and Restated Employment Agreement dated as of June 29, 2006 between Tempur World, Inc. and H. Thomas Bryant

10.2		Option Agreement dated as of June 26, 2006 between Tempur-Pedic International Inc. and H. Thomas Bryant

10.3		Option Agreement dated May 2, 2005 between Tempur-Pedic International Inc. and Bhaskar Rao.

10.4		Option Agreement dated October 25, 2005 between Tempur-Pedic International Inc. and Bhaskar Rao.

10.5		Option Agreement dated February 16, 2006 between Tempur-Pedic International Inc. and Bhaskar Rao.

10.6		Option Agreement dated May 11, 2006 between Tempur-Pedic International Inc. and Bhaskar Rao.

10.7		Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and David Montgomery.

10.8		Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and Dale E. Williams.

10.9		Form of Option Agreement under the 2003 Equity Incentive Plan

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: August 8, 2006	By:	/s/ DALE E. WILLIAMS
Dale E. Williams Senior Vice President, Chief Financial Officer, And Secretary