Form 10-Q
period 2006-09-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2006-11-07
CIK 1206264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-31922

TEMPUR-PEDIC INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

Delaware	33-1022198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1713 Jaggie Fox Way

Lexington, Kentucky 40511

(Address of registrant’s principal executive offices) (Zip code)

(800) 878-8889

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2006 was 83,007,896 shares.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, the impact of the adoption of recently issued accounting pronouncements, the putative securities class action lawsuits and related lawsuits, the Company’s increased presence in U.S. and International retail stores, the rollout and market acceptance of new products, our investments to increase our global brand awareness, the Company’s expectations regarding its gross margin for the full year of 2006, the Company’s expectations regarding additional opportunities for growth, plans to increase sales and reduce costs, the impact of increases in raw materials costs, the construction of our new manufacturing facility in New Mexico, and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$240,917	$206,095	$688,465	$621,089
Cost of sales	124,894	103,577	354,672	305,793

Gross profit	116,023	102,518	333,793	315,296
Selling and marketing expenses	41,579	41,590	126,674	124,708
General and administrative expenses	19,465	17,483	55,870	51,849
Research and development expenses	1,240	627	3,031	1,944

Operating income	53,739	42,818	148,218	136,795
Other income (expense), net:
Interest expense, net	(6,728)	(5,079)	(17,402)	(15,306)
Loss on extinguishment of debt	—	—	—	(717)
Other income (expense), net	(201)	(160)	(349)	167

Total other expense	(6,929)	(5,239)	(17,751)	(15,856)
Income before income taxes	46,810	37,579	130,467	120,939
Income tax provision	17,947	20,211	48,599	51,971

Net income	$28,863	$17,368	$81,868	$68,968

Earnings per share:
Basic	$0.35	$0.18	$0.96	$0.70

Diluted	$0.34	$0.17	$0.92	$0.67

Weighted average shares outstanding:
Basic	82,946	99,090	85,533	98,770

Diluted	85,681	103,346	88,666	103,171

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,253	$17,855
Accounts receivable, net	136,236	111,726
Inventories	63,754	81,064
Prepaid expenses and other current assets	10,478	11,072
Income taxes receivable	—	19
Deferred income taxes	8,288	6,532

Total Current Assets	234,009	228,268
Property, plant and equipment, net	206,541	193,224
Goodwill	199,258	199,962
Other intangible assets, net	71,598	73,908
Deferred financing and other non-current assets, net	6,462	6,949

Total Assets	$717,868	$702,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,439	$33,639
Accrued expenses and other	65,747	56,570
Income taxes payable	23,090	—
Current portion of long-term debt	19,051	30,770

Total Current Liabilities	146,327	120,979
Long-term debt	354,425	313,711
Deferred income taxes	39,532	40,386
Other non-current liabilities	415	906

Total Liabilities	540,699	475,982

Commitments and contingencies—see Note 8

Stockholders’ Equity:
Common stock—$.01 par value; 300,000 shares authorized; 99,215 shares issued as of September 30, 2006 and December 31, 2005	992	992
Additional paid in capital	261,973	255,369
Deferred stock compensation—net of amortization of $12,312 as of December 31, 2005	—	(2,196)
Retained earnings	111,705	46,245
Accumulated other comprehensive income	1,908	1,137
Treasury stock, at cost; 16,214 and 6,767 shares as of September 30, 2006 and December 31, 2005, respectively	(199,409)	(75,218)

Total Stockholders’ Equity	177,169	226,329

Total Liabilities and Stockholders’ Equity	$717,868	$702,311

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,868	$68,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,640	18,815
Amortization of deferred financing costs	1,479	1,804
Loss on extinguishment of debt	—	717
Amortization of stock-based compensation	2,672	2,312
Allowance for doubtful accounts	2,813	2,286
Deferred income taxes	(2,479)	(909)
Foreign currency adjustments	243	606
Loss on sale of equipment and other	359	574
Changes in operating assets and liabilities:
Accounts receivable	(23,696)	(30,477)
Inventories	18,545	(23,917)
Prepaid expenses and other current assets	573	1,569
Accounts payable	2,572	6,275
Accrued expenses and other	6,765	2,078
Income taxes	22,737	28,375

Net cash provided by operating activities	133,091	79,076
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and other intellectual property	(699)	(1,520)
Purchases of property, plant and equipment	(24,159)	(68,139)
Proceeds from sale of equipment	83	327

Net cash used by investing activities	(24,775)	(69,332)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	152,000	73,500
Repayments of long-term revolving credit facility	(55,000)	(22,000)
Repayments of long-term debt	(70,622)	(33,492)
Repayments of Series A Industrial Revenue Bonds	(3,840)	—
Common stock issued, including reissuances of treasury stock	3,401	2,204
Excess tax benefit from stock based compensation	6,189	—
Stock repurchases	(144,000)	—
Payments for deferred financing costs	(698)	(250)

Net cash (used) / provided by financing activities	(112,570)	19,962
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,652	(5,673)

(Decrease) / increase in cash and cash equivalents	(2,602)	24,033
CASH AND CASH EQUIVALENTS, beginning of period	17,855	28,368

CASH AND CASH EQUIVALENTS, end of period	$15,253	$52,401

Supplemental cash flow information:
Cash paid during the period for:
Interest	$23,560	$17,337
Income taxes, net of refunds	$22,663	$24,478

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

The Company manufactures, markets, and sells viscoelastic products including pillows, mattresses, and other related products. The Company manufactures essentially all its pressure-relieving TEMPUR® products at two manufacturing facilities, with one located in Denmark and one in the U.S. The Company has sales distribution subsidiaries operating in the U.S., Europe, and Asia Pacific and has third party distribution arrangements in certain other countries where it does not have subsidiaries. The Company sells its products in over 70 countries. The Company sells its products through four sales channels: Retail, Direct, Healthcare, and Third party, and extends credit based on the creditworthiness of its customers.

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

(g) Cash and Cash Equivalents—Cash and cash equivalents consist of all investments with initial maturities of three months or less.

(h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	September 30, 2006	December 31, 2005
Finished goods	$43,888	$61,071
Work-in-process	6,854	7,427
Raw materials and supplies	13,012	12,566

	$63,754	$81,064

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

The following table summarizes information relating to the Company’s Other intangible assets:

		September 30, 2006			December 31, 2005
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000

Amortized intangible assets:
Technology	10	$16,000	$6,267	$9,733	$16,000	$5,067	$10,933
Patents	5-20	6,125	4,079	2,046	5,968	3,234	2,734
Customer database	5	4,200	3,290	910	4,200	2,660	1,540
Foam formula	10	3,700	1,449	2,251	3,700	1,172	2,528
Trademarks and other	5	3,728	2,070	1,658	3,146	1,973	1,173

Total		$88,753	$17,155	$71,598	$88,014	$14,106	$73,908

Amortization expense relating to intangible assets for the Company was $1,021 and $996 for the three months ended September 30, 2006 and September 30, 2005, respectively. For the nine months ended September 30, 2006 and September 30, 2005 amortization expense relating to intangible assets was $3,049 and $2,956, respectively.

The changes in the carrying amount of Goodwill for the nine months ended September 30, 2006 are related to changes in amounts for foreign currency translation as follows:

Balance as of December 31, 2005	$199,962
Foreign currency translation adjustments and other	(704)

Balance as of September 30, 2006	$199,258

Goodwill as of September 30, 2006 and December 31, 2005 has been allocated to the Domestic and International segments as follows:

	September 30, 2006	December 31, 2005
Domestic	$89,930	$89,452
International	109,328	110,510

	$199,258	$199,962

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

(l) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The return rates are typically lower within the Retail channel as compared to the Direct

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

channel. The Company allows product returns up to 120 days following a sale through certain sales channels and on certain products. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for sales returns from December 31, 2005 to September 30, 2006:

Balance as of December 31, 2005	$6,304
Amounts accrued	30,668
Returns charged to accrual	(31,021)

Balance as of September 30, 2006	$5,951

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

The Company had the following activity for warranties from December 31, 2005 to September 30, 2006:

Balance as of December 31, 2005	$3,107
Amounts accrued	2,341
Warranties charged to accrual	(2,562)

Balance as of September 30, 2006	$2,886

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

(o) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews the adequacy of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowance for doubtful accounts was $5,875 and $5,436 as of September 30, 2006 and December 31, 2005, respectively. Deposits made by customers are recorded as a liability and recognized as a sale when product is shipped. The Company had $304 and $454 of deferred revenue related to such deposits included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005, respectively.

The Company reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. The Company no longer bills customers in the

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Domestic Retail channel for freight on large quantity orders. Amounts included in Net sales for shipping and handling were approximately $2,437 and $5,606 for the three months ended September 30, 2006 and September 30, 2005, respectively. For the nine months ended September 30, 2006 and September 30, 2005 amounts included in Net sales for shipping and handling were approximately $8,093 and $18,262, respectively. Amounts included in Cost of sales for shipping and handling were approximately $18,977 and $18,295 for the three months ended September 30, 2006 and September 30, 2005, respectively. Amounts included in Cost of sales for shipping and handling were approximately $53,790 and $57,578 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

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

(p) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program. Advertising costs charged to expense were approximately $22,276 and $23,630 for the three months ended September 30, 2006 and September 30, 2005, respectively. For the nine months ended September 30, 2006 and September 30, 2005, advertising costs charged to expense were approximately $71,146 and $69,913, respectively. Advertising costs deferred and included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets were approximately $5,783 and $6,064 as of September 30, 2006 and December 31, 2005, respectively.

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

(s) Stock Based Compensation—The Company adopted SFAS 123R, “Share-Based Payment” (SFAS 123R) on January 1, 2006 using the modified prospective method for the transition. SFAS 123R requires compensation expense relating to share-based payments be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the estimable life of the equity award. The effect of the adoption of SFAS 123R on the Company’s results of operations and earnings per share was not material and is included in the Condensed Consolidated Statements of Income for the period ended September 30, 2006. Also, in accordance with SFAS 123R, Deferred stock compensation amounts in the Stockholders’ Equity section of the Condensed Consolidated Balance Sheet are included in Additional paid in capital as of September 30, 2006.

Additionally, SFAS 123R requires that the benefit of tax deductions in excess of recognized compensation expense be reported as a financing cash flow activity in the consolidated statements of cash flows. The Company had excess tax benefits related to the exercise of stock-options of $6,189 as of September 30, 2006. Financial results including cash flows from operating activities for 2005 have not been restated for the adoption of SFAS 123R.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Pro forma information in accordance with SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123) for the Company for the three and nine months ended September 30, 2005 is as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as Reported	$17,368	$68,968
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefit	621	2,188
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(1,718)	(5,427)

Pro forma Net income	$16,271	$65,729

Earnings per share:
Basic as reported	$0.18	$0.70

Diluted as reported	$0.17	$0.67

Basic—Pro forma Net income	$0.16	$0.67

Diluted—Pro forma Net income	$0.16	$0.64

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

(2) Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company adopted this pronouncement on January 1, 2006. The adoption had no effect on the Company’s Condensed Consolidated Financial Statements.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure about fair value measurements. The Company is evaluating the potential impact of adopting SFAS 157, which is effective for fiscal years beginning after November 15, 2007.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

(3) Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	September 30, 2006	December 31, 2005
Land and buildings	$70,614	$67,193
Machinery and equipment	105,864	96,298
Construction in progress	100,600	82,775

	277,078	246,266
Total accumulated depreciation	(70,537)	(53,042)

	$206,541	$193,224

Construction in progress is primarily comprised of the costs for the construction of the Company’s New Mexico facility and includes capitalized interest costs of $6,326 and $2,567 as of September 30, 2006 and December 31, 2005, respectively, in connection with the construction of assets. Additionally, Construction in progress includes $1,370 and $843 that is also included in Accounts payable as of September 30, 2006 and December 31, 2005, respectively. These amounts have been excluded from Cash flows from investing activities in the Consolidated Statements of Cash Flows in their respective periods.

(4) Long-term Debt

(a) Long-term Debt—Long-term debt for the Company consisted of the following:

	September 30, 2006	December 31, 2005
2005 Senior Credit Facility:
Foreign Term Loan (EUR Denominated) payable to lenders, interest at Index Rate or LIBOR plus margin (4.78% and 3.46% as of September 30, 2006 and December 31, 2005, respectively), principal payments due quarterly through September 30, 2010 with a final payment on October 18, 2010	$44,485	$108,565
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (6.83% and 5.28% as of September 30, 2006 and December 31, 2005, respectively), commitment through and due October 18, 2010	180,000	83,000

2005 Industrial Revenue Bonds:
Variable Rate Industrial Revenue Bonds Series 2005A, interest rate determined by remarketing agent not to exceed the lesser of (a) the highest rate under state law or (b) 12% per annum (5.31% and 4.35% as of September 30, 2006 and December 31, 2005, respectively), interest due monthly and principal due quarterly through September 1, 2030	50,085	53,925

Senior Subordinated Notes:
U.S. Senior Subordinated Notes payable to institutional investors, interest at 10.25%, due August 15, 2010	97,500	97,500

Other:
Mortgages payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest at 4.0% to 5.1%	1,406	1,491

	373,476	344,481
Less: Current portion	(19,051)	(30,770)

Long-term debt	$354,425	$313,711

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

The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $390,000. The domestic credit facility is a five-year, $260,000 revolving credit facility (Domestic Revolver). Availability under the Domestic Revolver is reduced by $3,000 each quarter, beginning with the second quarter of 2006. The foreign credit facilities consist of a $20,000 revolving credit facility (Foreign Revolver) and $110,000 term loan (Foreign Term Loan). The various credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in the 2005 Senior Credit Facility, plus one of the following indexes: (i) LIBOR and (ii) for U.S. dollar-denominated loans only, a base rate (defined as the higher of (a) the Bank of America prime rate and (b) the Federal Funds rate plus .50%). The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility. The facility fee is calculated based on the consolidated leverage ratio and ranges from .175% to .35%.

The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, Tempur World, LLC and Tempur World Holdings, LLC, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all the Company’s U.S. assets. The maturity date of the 2005 Senior Credit Facility is October 18, 2010. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, among the most significant of which are a fixed charge coverage ratio requirement and a consolidated leverage ratio requirement. The Company was in compliance with all covenants as of September 30, 2006.

At September 30, 2006, the Company had a total of $274,000 of long-term revolving credit facilities under the 2005 Senior Credit Facility, which was comprised of the $254,000 Domestic Revolver and the $20,000 Foreign Revolver (collectively, the Revolvers). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $52,952 at September 30, 2006. After giving effect to letters of credit and $180,000 in borrowings under the Domestic Revolver, total availability under the Revolvers was $41,048 at September 30, 2006. There were no borrowings under the Foreign Revolver as of September 30, 2006.

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

The Senior Subordinated Notes contain certain nonfinancial and financial covenants which include restrictions on: the declaration or payment of dividends and distributions; the payment, purchase, redemption, defeasance, acquisition or retirement of subordinated indebtedness; the granting of liens; the making of loans and the transfer of properties and assets; mergers; consolidations or sale of assets; the acquisition or creation of additional subsidiaries; and the sale and leaseback of assets. The Company was in compliance with all covenants as of September 30, 2006.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which, together with the Board of Directors, has the exclusive authority to administer the 2003 Plan, including the power to determine eligibility to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards and the acceleration or waiver of any vesting and performance of forfeiture restrictions, in each case subject to the terms of the 2003 Plan. Any of the Company’s employees, non-employee directors, consultants and Company advisors, as determined by the Compensation Committee, may be selected to participate in the 2003 Plan. The 2003 Plan provides for awards of stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards. The awards generally vest based on 4 years of continuous service and have 10-year contractual terms. Tempur-Pedic International may issue a maximum of 8,000 shares of its common stock under the 2003 Plan.

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

The assumptions used in the Black-Scholes pricing model for the three and nine months ended September 30, 2006 and September 30, 2005 are set forth in the following table. Expected volatility is based on the historical volatility of Tempur-Pedic International’s common stock. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the expected yield of the option over the period during its contractual life. The assumptions used in the Black-Scholes pricing model for the three and nine months ended September 30, 2006 and September 30, 2005 are as follows:

	Nine Months Ended September 30,
	2006	2005
Expected volatility range of stock	43 – 46%	46%
Expected life of option, range in years	5 – 6.1	5
Risk-free interest rate	3%	3%
Expected dividend yield on stock	0%	0%

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

A summary of stock options activity under the 2002 Option Plan and 2003 Plan for the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	5,979	$5.13		$
Granted	1,470	13.51
Exercised	(1,804)	1.64
Forfeited or expired	(174)	5.37

Options outstanding at September 30, 2006	5,471	$8.49	$7.95		$47,501

Options exercisable at September 30, 2006	2,391	$6.14			$26,373

The total intrinsic value of options exercised during the three months ended September 30, 2006 and September 30, 2005 was $2,003 and $3,622, respectively. For the nine months ended September 30, 2006 and September 30, 2005 the total intrinsic value of options exercised was $22,997 and $17,723, respectively. During the three months ended September 30, 2006 and September 30, 2005, there were 110 and 75 options granted, respectively. During the nine months ended September 30, 2006 and September 30, 2005, there were 1,470 and 150 options granted, respectively.

A summary of Tempur-Pedic International’s unvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2005	3,344	$4.75
Granted	1,470	13.51
Vested	(1,502)	1.83
Forfeited	(174)	5.37

Options unvested at September 30, 2006	3,138	$10.24

The Black-Scholes pricing model amortizes compensation expense on a “straight-line” basis, and the expense is expected to be recognized over a weighted-average period of 3.8 years. The total fair value of shares vested during the three months ended September 30, 2006 and September 30, 2005 was $7,092 and $11,157, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and September 30, 2005 was $21,755 and $30,807, respectively. For the three and nine months ended September 30, 2006, the Company recognized $818 and $1,416 of stock-based compensation expense in General and administrative expenses and Selling and marketing expenses related to stock options granted under the 2003 Plan which were subject to SFAS 123R. As of September 30, 2006, there was $12,462 of unearned stock-based compensation expense related to these options. The future amortization of these unearned stock-based compensation costs will be $803 for the remainder of 2006; $3,212 in 2007; $3,212 in 2008; $3,177 in 2009 and $2,058 in 2010.

The Company recorded $239 and $927 of stock-based compensation expense for the three and nine months ended September 30, 2006, respectively, related to options granted under the 2002 Option Plan prior to the initial

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

public offering in 2003 that have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. As of September 30, 2006, there was $392 of unearned stock-based compensation expense. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term, based on the “graded vesting” methodology. The future amortization of these unearned stock-based compensation costs will be $178 for the remainder of 2006 and $214 in 2007.

For the three and nine months ended September 30, 2006, the Company recognized $109 and $329, respectively, of stock-based compensation expense related to restricted stock units (RSUs) granted in December 2004. As of September 30, 2006, there was $548 of unearned stock-based compensation expense related to the RSUs. The resulting unearned stock-based compensation is amortized to compensation expense over the respective vesting term on a “straight-line” basis. The future amortization of these unearned stock-based compensation costs will be $110 for the remainder of 2006 and $438 in 2007.

Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares, for the three months ended September 30, 2006 and September 30, 2005 was $310 and $507, respectively. Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares, for the nine months ended September 30, 2006 and September 30, 2005 was $3,161 and $2,204, respectively.

(7) Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income are as follows:

	September 30, 2006	December 31, 2005
Financial instruments accounted for as hedges	$(495)	$(478)
Foreign currency translation	2,403	1,615

Accumulated other comprehensive income	$1,908	$1,137

(8) Commitments and Contingencies

(a) Purchase Commitments—As of September 30, 2006, the Company had outstanding commitments of approximately $3,796 of capital expenditures, primarily related to the construction of the production facility in Albuquerque, New Mexico. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of September 30, 2006.

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

The Company is also party to various other legal proceedings generally incidental to its business. Although the ultimate disposition of these proceedings is not presently determinable, management believes that the outcome of all of such pending legal proceedings in the aggregate will not have a materially adverse effect on our business, financial condition, liquidity, or operating results.

(9) Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2006 was 37.3%. For the same period in 2005, the effective tax rate was 43.0%. The decrease in effective tax rate is primarily attributable to the one-time tax charge taken in the third quarter of 2005 related to the foreign repatriation under the provisions of the American Jobs Creation Act of 2004. Excluding the impact of the foreign repatriation in the third quarter of 2005, the Company’s effective tax rate would have been 37.6% for the nine months ended September 30, 2005. In addition, the Company received a favorable state tax ruling in the fourth quarter of 2005 that reduced its state tax expense.

Reconciling items between the federal statutory income tax rate of 35.0% and the effective tax rate include certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, foreign income currently taxable in the U.S., compensation expense associated with certain options granted prior to the initial public offering, the production activities deduction, and certain other permanent differences.

At September 30, 2006, Tempur-Pedic International had remaining undistributed earnings of $8,199 from its foreign subsidiaries determined under U.S. tax principles as of November 1, 2002 related to the period prior to the acquisition of Tempur World Inc. by Tempur-Pedic International translated into U.S. dollars at the applicable exchange rate on September 30, 2006. All pre-acquisition earnings of $60,810 related to Dan Foam ApS were distributed as part of the $155,650 repatriation plan under the Jobs Creation Act in 2005. The remaining balance of $8,199 relates to other foreign subsidiaries. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $8,199 of undistributed earnings, as these earnings are considered indefinitely reinvested.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

In addition, Tempur-Pedic International had remaining undistributed earnings from its foreign subsidiaries determined under U.S. generally accepted accounting principles for the period from November 1, 2002 through September 30, 2006 of $107,764. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $107,764 of undistributed earnings, as these earnings are considered indefinitely reinvested.

(10) Major Customers

Five customers accounted for approximately 16% and 13% of the Company’s Net sales for the three months ended September 30, 2006 and September 30, 2005, respectively. The top five customers in each period also accounted for approximately 18% and 21% of Accounts receivable, net as of both September 30, 2006 and September 30, 2005, respectively. Five customers accounted for approximately 14% and 11% of the Company’s Net sales for the nine months ended September 30, 2006 and September 30, 2005, respectively. The top five customers in each period also accounted for approximately 18% and 19% of Accounts receivable, net as of September 30, 2006 and September 30, 2005. The loss of one or more of these customers could negatively impact the Company. The composition of our top five customers varies between the periods ended September 30, 2006 and September 30, 2005.

(11) Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$28,863	$17,368	$81,868	$68,968

Denominator:
Denominator for basic earnings per share- weighted average shares	82,946	99,090	85,533	98,770
Effect of dilutive securities:
Employee stock options	2,735	4,256	3,133	4,401

Denominator for basic earnings per share- adjusted weighted average shares	85,681	103,346	88,666	103,171

Basic earnings per share	$0.35	$0.18	$0.96	$0.70

Diluted earnings per share	$0.34	$0.17	$0.92	$0.67

The Company excluded 475 and 425 shares issuable upon exercise of outstanding stock options for the three months ended September 30, 2006 and 2005, respectively, from the Diluted earnings per share computation since their exercise price was greater than the average market price of our common stock or if they were otherwise anti-dilutive. The Company excluded 625 and 50 shares issuable upon exercise of outstanding stock options for the nine months ended September 30, 2006 and 2005, respectively.

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

The following table summarizes Total assets by segment:

	September 30, 2006	December 31, 2005
Total assets:
Corporate	$594,313	$372,341
Domestic	684,144	493,871
International	296,160	301,465
Intercompany eliminations	(856,749)	(465,366)

	$717,868	$702,311

The following tables summarize other segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales from external customers:
Corporate	$—	$—	$—	$—
Domestic	164,446	132,323	458,627	404,307
International	76,471	73,772	229,838	216,782

	$240,917	$206,095	$688,465	$621,089

Inter-segment sales:
Corporate	$—	$—	$—	$—
Domestic	4	—	4	—
International	1,407	14,323	2,821	38,237
Intercompany eliminations	(1,411)	(14,323)	(2,825)	(38,237)

	$—	$—	$—	$—

Operating income/(loss):
Corporate	$(4,669)	$(3,761)	$(12,176)	$(11,463)
Domestic	37,117	23,223	96,804	83,849
International	21,291	23,356	63,590	64,409

	$53,739	$42,818	$148,218	$136,795

Depreciation and amortization (excluding stock-based compensation amortization):
Corporate	$131	$116	$385	$329
Domestic	3,219	3,031	9,607	8,783
International	2,917	3,078	8,648	9,703

	$6,267	$6,225	$18,640	$18,815

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

The following table sets forth Net sales by significant product group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Mattresses	$169,334	$139,162	$479,119	$424,042
Pillows	29,934	30,950	87,463	92,860
All other	41,649	35,983	121,883	104,187

	$240,917	$206,095	$688,465	$621,089

During the course of normal operations, the Domestic segment may purchase inventory from the Danish manufacturing facility from time to time. These purchases are included in the International segment as Intercompany sales. The Intercompany profits on these sales are eliminated from the International segment when the manufacturing profit in ending finished goods inventory is eliminated during the consolidation of the Company’s results. These manufacturing profits were $476 and $1,524 for the three months ended September 30, 2006 and September 30, 2005, respectively, and $765 and $4,963 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2006

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$716	$—	$163,734	$77,878	$(1,411)	$240,917
Cost of goods sold	—	10	(368)	93,075	33,588	(1,411)	124,894

Gross profit	—	706	368	70,659	44,290	—	116,023
Operating expenses	1,625	5,399	3,413	28,848	22,999	—	62,284

Operating income (loss)	(1,625)	(4,693)	(3,045)	41,811	21,291	—	53,739
Interest income (expense), net	(2,634)	(2,992)	(5)	1	(1,098)	—	(6,728)
Other income (loss)	5	26,276	(15)	(26,337)	(130)	—	(201)
Loss on extinguishment of debt	—	—	—	—	—	—	—
Income taxes	—	11,173	(256)	374	6,656	—	17,947

Net income (loss)	$(4,254)	$7,418	$(2,809)	$15,101	$13,407	$—	$28,863

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,576	$—	$129,746	$88,096	$(14,323)	$206,095
Cost of goods sold	37	1,300	(290)	74,979	41,874	(14,323)	103,577

Gross profit	(37)	1,276	290	54,767	46,222	—	102,518
Operating expenses	1,166	4,807	2,848	28,013	22,866	—	59,700

Operating income (loss)	(1,203)	(3,531)	(2,558)	26,754	23,356	—	42,818
Interest income (expense), net	(5)	(4,133)	(1,114)	15	158	—	(5,079)
Other income (loss)	1	25,955	12	(25,954)	(174)	—	(160)
Income taxes	—	6,537	6,852	63	6,759	—	20,211

Net income (loss)	$(1,207)	$11,754	$(10,512)	$752	$16,581	$—	$17,368

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2006

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,314	$—	$456,317	$232,659	$(2,825)	$688,465
Cost of goods sold	—	640	(1,022)	257,132	100,747	(2,825)	354,672

Gross profit	—	1,674	1,022	199,185	131,912	—	333,793
Operating expenses	3,938	15,258	9,261	88,795	68,323	—	185,575

Operating income (loss)	(3,938)	(13,584)	(8,239)	110,390	63,589	—	148,218
Interest income (expense), net	(4,069)	(10,852)	589	29	(3,099)	—	(17,402)
Other income (loss)	(10)	78,694	(122)	(78,888)	(23)	—	(349)
Loss on extinguishment of debt	—	—	—	—	—	—	—
Income taxes	—	29,024	(1,145)	1,372	19,348	—	48,599

Net income (loss)	$(8,017)	$25,234	$(6,627)	$30,159	$41,119	$—	$81,868

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$7,059	$—	$397,247	$255,020	$(38,237)	$621,089
Cost of goods sold	37	3,463	(883)	218,489	122,924	(38,237)	305,793

Gross profit	(37)	3,596	883	178,758	132,096	—	315,296
Operating expenses	3,909	13,877	8,400	84,628	67,687	—	178,501

Operating income (loss)	(3,946)	(10,281)	(7,517)	94,130	64,409	—	136,795
Interest income (expense), net	(5)	(11,873)	(3,170)	26	(284)	—	(15,306)
Other income (loss)	16	75,390	359	(75,815)	217	—	167
Loss on extinguishment of debt	—	—	—	—	(717)	—	(717)
Income taxes	—	23,109	5,418	3,449	19,995	—	51,971

Net income (loss)	$(3,935)	$30,127	$(15,746)	$14,892	$43,630	$—	$68,968

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Condensed Consolidating Balance Sheets

As of September 30, 2006

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$1,049	$233,058	$4,846	$76,938	$107,908	$(189,790)	$234,009
Property, plant and equipment, net	—	144,044	242	6,872	55,383	—	206,541
Other noncurrent assets	237,205	307,042	350,972	—	132,869	(750,770)	277,318

Total assets	$238,254	$684,144	$356,060	$83,810	$296,160	$(940,560)	$717,868

Current liabilities	$156,023	$(980)	$14,004	$97,782	$69,288	$(189,790)	$146,327
Noncurrent liabilities	62	592,560	86,147	—	183,526	(467,923)	394,372
Equity (deficit)	82,169	92,564	255,909	(13,972)	43,346	(282,847)	177,169

Total liabilities and equity (deficit)	$238,254	$684,144	$356,060	$83,810	$296,160	$(940,560)	$717,868

Condensed Consolidating Balance Sheets

As of December 31, 2005

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Current assets	$647	$76,888	$19,917	$56,428	$107,156	$(32,768)	$228,268
Property, plant and equipment, net	—	130,608	472	5,543	56,601	—	193,224
Other noncurrent assets	132,997	286,374	218,308	1,967	137,707	(496,534)	280,819

Total assets	$133,644	$493,870	$238,697	$63,938	$301,464	$(529,302)	$702,311

Current liabilities	$15,866	$(25,446)	$19,297	$80,072	$63,957	$(32,767)	$120,979
Noncurrent liabilities	—	482,170	89,327	50	236,060	(452,604)	355,003
Equity (deficit)	117,778	37,146	130,073	(16,184)	1,447	(43,931)	226,329

Total liabilities and equity (deficit)	$133,644	$493,870	$238,697	$63,938	$301,464	$(529,302)	$702,311

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(In thousands, except per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2006

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) / provided by operating activities	134,495	(65,698)	1,515	547	62,232	—	133,091
Net cash used for investing activities	—	(21,351)	(806)	(547)	(2,071)	—	(24,775)
Net cash provided by / (used in) financing activities	(134,423)	90,462	(1,058)	—	(67,551)	—	(112,570)
Effect on exchange rate changes on cash	—	—	—	—	1,652	—	1,652

Net (decrease) increase in cash and cash equivalents	72	3,413	(349)	—	(5,738)	—	(2,602)

Cash and cash equivalents at beginning of period	451	2,044	502	—	14,858	—	17,855

Cash and cash equivalents at end of period	$523	$5,457	$153	$—	$9,120	$—	$15,253

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2005

(Unaudited)

	Ultimate Parent	Combined Issuer Subsidiaries	Combined Guarantor Parents	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash (used in) / provided by operating activities	(3,118)	15,005	531	1,568	65,090	—	79,076
Net cash used for investing activities	—	(61,808)	(1,585)	(1,655)	(4,284)	—	(69,332)
Net cash provided by / (used in) financing activities	2,221	48,551	475	—	(31,285)	—	19,962
Effect on exchange rate changes on cash	—	—	—	—	(5,673)	—	(5,673)

Net (decrease) increase in cash and cash equivalents	(897)	1,748	(579)	(87)	23,848	—	24,033

Cash and cash equivalents at beginning of period	970	551	607	219	26,021	—	28,368

Cash and cash equivalents at end of period	$73	$2,299	$28	$132	$49,869	$—	$52,401

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

General—We are the leading manufacturer, marketer and distributor of premium mattresses and pillows worldwide, which we sell in over 70 countries under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary, pressure-relieving TEMPUR® material is temperature sensitive, has a high density, and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

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

Strategy and Outlook

Our goal is to be the global leader in the bedding industry. In order to achieve this goal, we expect to continue to pursue certain key strategies in 2006:

•	Maintain our focus primarily on premium mattresses and pillows and to regularly introduce new products.

•	Continue to invest in increasing our global brand awareness through targeted marketing and advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	Continue to extend our presence on a targeted basis in retail stores in both the U.S. and International segments.

•	Continue to invest in our operating infrastructure to meet the requirements of our growing business, including increases in our research and development capacity.

Results of Operations

Key financial highlights for the three months ended September 30, 2006 include the following:

•	Earnings per share (EPS) doubled to $0.34 per diluted share in the third quarter of 2006 from $0.17 per diluted share in the third quarter of 2005. Net income in the third quarter of 2006 increased 66% to $28.9 million from $17.4 million in the third quarter of 2005.

•	Net sales rose 17% to $240.9 million in the third quarter of 2006 from $206.1 million in the third quarter of 2005. Retail channel Net sales increased 25% worldwide. Domestic Retail channel Net sales increased 31%, and International Retail channel Net sales increased 12%.

•	Worldwide, mattress unit growth increased 14%. Domestic mattress unit growth was particularly strong, increasing 26%.

($ in millions, except earnings per share)	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Net sales	$240.9	100%	$206.1	100%	$688.5	100%	$621.1	100%
Cost of sales	124.9	52	103.6	50	354.7	52	305.8	49

Gross profit	116.0	48	102.5	50	333.8	48	315.3	51
Selling and marketing expenses	41.6	17	41.6	20	126.7	18	124.7	20
General and administrative expenses	19.5	9	17.5	9	55.9	8	51.9	9
Research and development expenses	1.2	—	0.6	—	3.0	—	1.9	—

Operating income	53.7	22	42.8	21	148.2	22	136.8	22
Interest expense, net	(6.7)	(3)	(5.1)	(3)	(17.4)	(3)	(15.3)	(3)
Loss on extinguishment of debt	—	—	—	—	—	—	(0.7)	—
Other income (expense), net	(0.2)	—	(0.1)	—	(0.3)	—	0.1	—

Income before income taxes	46.8	19	37.6	18	130.5	19	120.9	19
Income tax provision	17.9	7	20.2	10	48.6	7	51.9	8

Net income	$28.9	12%	$17.4	8%	$81.9	12%	$69.0	11%

Earnings per share:
Basic	$0.35		$0.18		$0.96		$0.70

Diluted	$0.34		$0.17		$0.92		$0.67

Weighted average shares outstanding, in thousands:
Basic	82,946		99,090		85,533		98,770

Diluted	85,681		103,346		88,666		103,171

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

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

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2006	2005	2006	2005	2006	2005
Retail	$198.7	$159.4	$139.9	$106.9	$58.8	$52.5
Direct	20.6	23.7	18.2	20.1	2.4	3.6
Healthcare	10.5	10.7	3.1	2.7	7.4	8.0
Third Party	11.1	12.3	3.2	2.6	7.9	9.7

	$240.9	$206.1	$164.4	$132.3	$76.5	$73.8

Domestic	$164.4	$132.3
International	76.5	73.8

Total	$240.9	$206.1

A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
($ in millions)	2006	2005	2006	2005	2006	2005
Net sales:
Mattresses	$169.4	$139.3	$122.0	$96.5	$47.4	$42.8
Pillows	30.0	30.8	14.9	12.9	15.1	17.9
Other	41.5	36.0	27.5	22.9	14.0	13.1

	$240.9	$206.1	$164.4	$132.3	$76.5	$73.8

Units sold (1):
Mattresses	196,213	171,939	120,669	95,725	75,544	76,214
Pillows	576,194	650,934	295,022	277,262	281,172	373,672

(1)	Units sold represent Net sales after consideration of returned mattresses and pillows and excludes units shipped to fulfill warranty claims and promotion activities.

Net sales. Net sales for the three months ended September 30, 2006 increased to $240.9 million from $206.1 million for the same period in 2005, an increase of $34.8 million, or 17%. This increase was primarily attributable to an increase in mattress sales in our Retail channel. Consolidated mattress sales increased $30.1 million or 22% from the third quarter in 2005, and consolidated pillow sales decreased approximately $0.8 million or 3% from the third quarter of 2005. For the three months ended September 30, 2006, our Retail channel Net sales increased to $198.7 million from $159.4 million for the same period in 2005, an increase of $39.3 million, or 25%. As our Retail channel has expanded, Net sales have also been positively impacted by a reduction in our sales returns as a percentage of our Net Sales. The Retail channel typically experiences a lower sales return rate than our Direct channel.

Our Third party channel Net sales decreased by 10%, which was due primarily to our decision to end relationships with certain third party distributors in our International segment. Our Direct and Healthcare channel Net sales declined 13% and 2%, respectively. The Direct channel decline is due primarily to the growth in our Retail channel in the Domestic and International segments, which is consistent with our strategy to expand distribution of our products through targeted retail stores.

Domestic. Domestic Net sales for the three months ended September 30, 2006 increased to $164.4 million from $132.3 million for the same period in 2005, an increase of $32.1 million, or 24%. Our Domestic Retail channel continues to be our largest channel, with $139.9 million in Net sales for the three months ended September 30, 2006. This is an increase of $33.0 million, or 31% over the prior year quarter. The increase represents progress on several of the key initiatives we put in place to accelerate growth. We have improved account productivity by increasing sales and average slots per store in our Retail channel in both established and new accounts, expanded our Retail sales force by approximately 33% since December 2005, introduced new products, and continued to add new high quality accounts. Our Third party channel Net sales increased 23% due to our continued market share growth in Canada and in certain Central and South American countries. Our Direct channel Net sales decreased 9%. Direct channel Net sales are adversely affected by our continued growth in our Retail channel. Domestic mattress sales in the third quarter of 2006 increased $25.5 million, or 26%, over the same period in 2005. In addition, pillow sales increased $2.0 million, or 16%, over the same period in 2005.

International. International Net sales for the three months ended September 30, 2006 increased to $76.5 million from $73.8 million for the same period in 2005, an increase of $2.7 million, or 4%. The largest channel in our International segment continues to be our Retail channel, which increased $6.3 million, or 12%, for the three months ended September 30, 2006. However, our Third party sales decreased 19%, resulting primarily from our decision to terminate our relationship with certain third party distributors for continued violations of their distribution agreements regarding parallel exporting. This decision resulted in a period of time during which we experienced a temporary gap of representation in certain markets. We now have representation in those markets. Our Direct channel Net sales decreased 33%, which is primarily attributable to the growth in our Retail channel. In addition, our Healthcare channel Net sales decreased $0.6 million, or 8%. International mattress sales in the third quarter of 2006 increased $4.6 million, or 11%, over the third quarter of 2005. Pillow sales for the third quarter of 2006 decreased $2.8 million, or 16%, as compared to the third quarter of 2005, resulting from our decision to cease selling to certain third party distributors.

Gross profit. Gross profit for the three months ended September 30, 2006 increased to $116.0 million from $102.5 million for the same period in 2005, an increase of $13.5 million, or 13%. Gross margin for the quarter was 48%, as compared to a gross margin of 50% for the third quarter of 2005. Our margins were negatively impacted by several factors during the third quarter of 2006. First, they were impacted by the growth in our Retail channel. Sales in our Retail channel are generally at wholesale prices. Second, our overall product mix has shifted to mattresses and other products. Our mattresses generally carry lower margins than our pillows and are sold with lower margin products such as foundations and bed frames. Third, our gross margin was negatively impacted by the rollout of new and refreshed mattress products in the U.S. and the discounting of floor models to certain new Retail customers. Finally, we incurred one-time surcharges to expedite certain raw materials in order to meet the demand for our new products.

While there have been margin declines due to product and channel mix and other factors, we have made improvements in several areas of our operations which have helped to offset these declines. Yields have increased substantially at our manufacturing facilities, and we have achieved cost savings through our sourcing and distribution initiatives. After taking into account all of our operations initiatives, we expect our gross margin for the full year 2006 to be approximately 2% lower than the full year 2005.

Domestic. Domestic Gross profit for the three months ended September 30, 2006 increased to $71.7 million from $56.3 million for the same period in 2005, an increase of $15.4 million, or 27%. The Gross profit margin in our Domestic segment was 44% and 43% for the three months ended September 30, 2006 and September 30, 2005, respectively. For the three months ended September 30, 2006, the Gross profit margin for our Domestic segment has improved primarily due to our ongoing productivity and global sourcing initiatives offset by the product and channel shift and discounted floor models. Our Domestic cost of sales increased to $92.7 million for the three months ended September 30, 2006 as compared to $76.0 million for the three months ended September 30, 2005, an increase of $16.7 million, or 22%.

International. International Gross profit for the three months ended September 30, 2006 decreased to $44.3 million from $46.2 million for the same period in 2005, a decrease of $1.9 million, or 4%. The Gross profit margin in our International segment was 58% and 63% for the three months ended September 30, 2006 and September 30, 2005, respectively. For the three months ended September 30, 2006, the Gross profit margin for our International segment was impacted by the continued Retail channel growth. Product and geographic mix have adversely impacted our gross margins in this segment as pillow sales in Japan and pillow sales to certain third party distributors have declined due to our decision to terminate our relationship with certain third party distributors for continued violations of their distribution agreements regarding parallel exporting. Our International Cost of sales for the three months ended September 30, 2006 increased to $32.2 million from $27.6 million for the same period in 2005, an increase of $4.6 million, or 17%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel; other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials; and sales force compensation and customer service. We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. Selling and marketing expenses remained constant at $41.6 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Selling and marketing expenses as a percentage of Net sales decreased to 17% during the three months ended

September 30, 2006 from 20% for the three months ended September 30, 2005. Both total Selling and marketing expenses and advertising spending decreased as a percentage of Net sales. Our objective is to increase our advertising spending at the same rate as our revenue growth. However, in the third quarter of 2006, our advertising spending decreased. This decrease is primarily attributable to the record campaign spending for the upcoming mid-term elections and its impact on available TV advertising space.

General and administrative and other expenses. General and administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new product developments. General and administrative and other expenses increased to $20.7 million for the three months ended September 30, 2006 as compared to $18.1 million for the three months ended September 30, 2005, an increase of $2.6 million. The increase was primarily attributable to increased investment in our information technology infrastructure, professional services, share based compensation expense related to the adoption of SFAS 123R, and research and development. General and administrative and other expenses as a percentage of Net sales were 9% for the three months ended September 30, 2006 and September 30, 2005.

Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, increased to $6.7 million for the three months ended September 30, 2006, as compared to $5.1 million for the three months ended September 30, 2005, an increase of $1.6 million, or 31%. This increase in interest expense for the three months ended September 30, 2006 is primarily attributable to higher Long-term debt levels, which are directly related to our share repurchase program. In the third quarter of 2006, we also capitalized interest costs of $1.3 million related to the construction of our new manufacturing facility which offset our increased interest expenses.

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations. Our effective income tax rates for the nine months ended September 30, 2006 and for the nine months ended September 30, 2005 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, foreign income currently taxable in the U.S., compensation expense associated with certain options granted prior to the initial public offering, the production activities deduction, and certain other permanent differences.

Our effective tax rate for the three months ended September 30, 2006 was 38.3%. For the same period in 2005, the effective tax rate was 53.8%. In the third quarter of 2005, our Income tax provision included a one-time charge of $6.5 million related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act of 2004 (Jobs Creation Act). Excluding the impact of the one-time charge, the effective tax rate for the third quarter of 2005 would have been 36.5% compared to 38.3% for the third quarter of 2006. The increase in the third quarter of 2006, excluding the one-time charge in 2005, is due primarily to the generation of net operating losses without benefit in certain foreign subsidiary jurisdictions.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

The following table sets forth Net sales information, by channel, for the periods indicated:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2006	2005	2006	2005	2006	2005
Retail	$555.5	$472.4	$382.8	$321.2	$172.7	$151.2
Direct	63.0	78.4	55.8	67.7	7.2	10.7
Healthcare	31.8	34.1	9.1	8.3	22.7	25.8
Third Party	38.2	36.2	10.9	7.1	27.3	29.1

	$688.5	$621.1	$458.6	$404.3	$229.9	$216.8

Domestic	$458.6	$404.3
International	229.9	216.8

Total	$688.5	$621.1

A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2006	2005	2006	2005	2006	2005
Net sales:
Mattresses	$479.2	$424.0	$339.9	$298.5	$139.3	$125.5
Pillows	87.5	92.9	40.7	38.8	46.8	54.1
Other	121.8	104.2	78.0	67.0	43.8	37.2

	$688.5	$621.1	$458.6	$404.3	$229.9	$216.8

Units sold(1):
Mattresses	570,133	509,095	339,733	293,974	230,400	215,121
Pillows	1,709,141	1,866,452	800,253	787,721	908,888	1,078,731

(1)	Units sold represent Net sales after consideration of returned mattresses and pillows and excludes units shipped to fulfill warranty claims and promotion activities.

Net sales. Net sales for the nine months ended September 30, 2006 increased to $688.5 million from $621.1 million for the same period in 2005, an increase of $67.4 million, or 11%. This increase was primarily attributable to an increase in mattress sales in our Retail channel. Consolidated mattress sales increased $55.2 million or 13% from the same period in 2005, and consolidated pillow sales decreased approximately $5.4 million from the same period of 2005. For the nine months ended September 30, 2006, our Retail channel Net sales increased to $555.5 million from $472.4 million for the same period in 2005, an increase of $83.1 million, or 18%. As our Retail channel has expanded, Net sales have also been positively impacted by a reduction in our sales returns as a percentage of our Net Sales. The Retail channel typically experiences a lower sales return rate than our Direct channel.

Our Third party channel Net sales increased by 6%, which was primarily due to growth in our Canadian and other third party distributors in our Domestic segment. Our Direct and Healthcare channels’ sales declined 20% and 7%, respectively. The Direct channel decline is due primarily to the growth in our Retail channel in the Domestic and International segments which is consistent with our strategy to expand distribution of our products through targeted retail stores. The decrease in the Healthcare channel was primarily related to changing healthcare reimbursement practices in certain international markets.

Domestic. Domestic Net sales for the nine months ended September 30, 2006 increased to $458.6 million from $404.3 million for the same period in 2005, an increase of $54.3 million, or 13%. Our Domestic Retail channel continues to be our largest channel, with $382.8 million in Net sales for the nine months ended September 30, 2006. This is an increase of $61.6 million, or 19% over the same period in 2005. The increase represents progress on several of the key initiatives we put in place to accelerate growth. We have improved account productivity by increasing sales and average slots per store in our Retail channel in both established and new accounts, expanded our Retail sales force by approximately 33% since December 2005, introduced new products, and continued to add new high quality accounts. Our Third party channel Net sales increased 54% due to our continued market share growth in Canada and in certain Central and South American countries. Our Direct channel Net sales decreased 18%. Direct channel Net sales are adversely affected by our continued growth in our Retail channel. Domestic mattress sales in the third quarter of 2006 increased $41.4 million, or 14%, over the same period in 2005. In addition, pillow sales had a slight increase of $1.9 million.

International. International Net sales for the nine months ended September 30, 2006 increased to $229.9 million from $216.8 million for the same period in 2005, an increase of $13.1 million, or 6%. The largest channel in our International segment continues to be our Retail channel, which increased $21.5 million, or 14%, for the nine months ended September 30, 2006. However, our Third party sales decreased 6%, resulting from our decision to terminate our relationship with certain third party distributors for continued violations of their distribution agreements regarding parallel exporting. This decision resulted in a period of time during which we experienced a temporary gap in representation in certain markets. We now have representation in those markets. Our Direct channel Net sales decreased 33%, which is primarily attributable to the growth in our Retail channel. In addition, our Healthcare channel Net sales decreased $3.1 million, or 12%, which was primarily related to changing healthcare reimbursement practices in certain international markets. International mattress sales for the nine months ended September 30, 2006 increased $13.8 million, or 11%, over the same period in 2005. Pillow sales for the nine months ended September 30, 2006 decreased $7.3 million, or 13%, as compared to the same period in 2005, resulting from our decision to cease selling to certain third party distributors.

Gross profit. Gross profit for the nine months ended September 30, 2006 increased to $333.8 million from $315.3 million for the same period in 2005, an increase of $18.5 million, or 6%. Gross margin for the nine months ended September 30, 2006 was 48%, as compared to 51% in the same period of 2005. Our margins were negatively impacted by several factors during the nine months ended September 30, 2006. First, they were impacted by the growth in our Retail channel. Sales in our Retail channel are generally at wholesale prices. Second, our overall product mix has shifted to mattresses and other products. Our mattresses generally carry lower margins than our pillows and are sold with lower margin products such as foundations and bed frames. Finally, our gross margin was negatively impacted by the rollout of new and refreshed mattress products in the U.S. and the discounting of floor models to certain new Retail customers.

While there have been margin declines due to product and channel mix and other factors, we have made improvements in several areas of our operations which have helped to offset these declines. Yields have increased substantially at our manufacturing facilities, and we have achieved cost savings through our sourcing and distribution initiatives.

Domestic. Domestic Gross profit for the nine months ended September 30, 2006 increased to $201.9 million from $183.2 million for the same period in 2005, an increase of $18.7 million, or 10%. The Gross profit margin in our Domestic segment was 44% and 45% for the nine months ended September 30, 2006 and September 30, 2005, respectively. For the nine months ended September 30, 2006, the Gross profit margin for our Domestic segment was impacted by the growth in our Retail channel, new mattress offerings, and new account openings. These factors were offset by our ongoing productivity and global sourcing initiatives. Our Domestic cost of sales increased to $256.7 million for the nine months ended September 30, 2006 as compared to $221.1 million for the nine months ended September 30, 2005, an increase of $35.6 million, or 16%.

International. International Gross profit for the nine months ended September 30, 2006 decreased to $131.9 million from $132.1 million for the same period in 2005, a decrease of $0.2 million. The Gross profit margin in our International segment was 57% and 61% for the nine months ended September 30, 2006 and September 30, 2005, respectively. For the nine months ended September 30, 2006, the Gross profit margin for our International segment was impacted by the continued Retail channel growth. Product and geographic mix have adversely impacted our gross margins in this segment as pillow sales in Japan and to certain third party distributors have declined. Our International Cost of sales for the nine months ended September 30, 2006 increased to $98.0 million from $84.7 million for the same period in 2005, an increase of $13.3 million, or 16%.

Selling and marketing expenses. Selling and marketing expenses increased to $126.7 million for the nine months ended September 30, 2006 as compared to $124.7 million for the nine months ended September 30, 2005. Selling and marketing expenses as a percentage of Net sales decreased to 18% for the nine months ended September 30, 2006 from 20% for the same period for 2005. Both total Selling and marketing expenses and advertising spending decreased as a percentage of Net sales. Our objective is to increase our advertising spending at the same rate as our revenue growth. However, in the third quarter of 2006, our advertising spending decreased. This decrease is attributable to the record campaign spending for the upcoming mid-term election and its impact on available TV advertising space.

General and administrative and other expenses. General and administrative and other expenses increased to $58.9 million for the nine months ended September 30, 2006 as compared to $53.8 million for the nine months ended September 30, 2005, an increase of $5.1 million. The increase was primarily attributable to increased investment in our information technology infrastructure, professional services, share based compensation expense related to the adoption of SFAS 123R, and research and development. General and administrative and other expenses as a percentage of Net sales remained relatively flat for the nine months ended September 30, 2006 compared to the same period in 2005.

Interest expense, net. Interest expense, net, increased to $17.4 million for the nine months ended September 30, 2006, as compared to $15.3 million for the nine months ended September 30, 2005, an increase of $2.1 million, or 14%. This increase in interest expense for the nine months ended September 30, 2006 is primarily attributable to higher Long-term debt levels that are directly related to our share repurchase program. During the nine months ended September 30, 2006, we also capitalized interest costs of $3.8 million related to the construction of our new manufacturing facility which offset our increased interest expenses.

Income tax provision. Our effective income tax rates for the nine months ended September 30, 2006 and 2005 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, foreign income currently taxable in the U.S., compensation expense associated with certain options granted prior to the initial public offering, the production activities deduction, and certain other permanent differences.

Our effective tax rate for the nine months ended September 30, 2006 was 37.3%. For the same period in 2005, the effective tax rate was 43.0%. For the nine months ended September 30, 2005, our Income tax provision included a one-time charge of $6.5 million related to the repatriation of foreign earnings under the provisions of the Jobs Creation Act. Excluding the impact of the one-time charge, the effective tax rate for the nine months ended September 30, 2005 would have been 37.6% compared to 37.3% for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations and borrowings. Our principal uses of funds consist of capital expenditures, payments of principal and interest on our debt facilities, and share repurchases made under a share repurchase program. At September 30, 2006, we had working capital of $87.7 million including Cash and cash equivalents of $15.3 million as compared to working capital of $107.3 million including $17.9 million in Cash and cash equivalents as of December 31, 2005. This decrease in working capital of 18% primarily results from lower inventory and cash levels from December 31, 2005 to September 30, 2006.

Our cash flow from operations increased to $133.1 million for the nine months ended September 30, 2006 as compared to $79.1 million for the nine months ended September 30, 2005. The increase in operating cash flow was primarily related to our efforts to improve our cash cycle. Decreases in our inventory levels provided operating cash flows of $42.4 million for the nine months ended September 30, 2006 as compared to the same period in 2005. Net income increased $12.9 million for the nine months ended September 30, 2006 as compared to the same period in 2005.

During the fourth quarter of 2006, we plan to increase inventory levels in order to meet the demand for our products. We believe that the addition of the manufacturing facility in New Mexico will meet this need beyond 2006. In addition, we will be making an estimated tax payment of approximately $17.0 million for 2006 in our International segment.

Net cash used in investing activities decreased to $24.8 million for the nine months ended September 30, 2006 as compared to $69.3 million for the nine months ended September 30, 2005, an increase of $44.5 million. Investing activities in the nine months ended September 30, 2006 consisted primarily of $15.3 million related to the construction of our new manufacturing facility in New Mexico, as compared to $60.3 million in construction costs for the nine months ended September 30, 2005.

Cash flow used by financing activities was $112.6 million for the nine months ended September 30, 2006 as compared to cash flow provided by financing activities of $19.9 million for the nine months ended September 30, 2005, representing an increase in cash flow used of $132.5 million. This increase is due primarily to our share repurchases of $144.0 million, which were partially offset by an increase of $97.0 million in net associated borrowings on our 2005 Senior Credit facilities.

Capital Expenditures

Capital expenditures totaled $24.2 million for the nine months ended September 30, 2006 including $3.8 million in capitalized interest costs related to the construction of our new manufacturing facility in New Mexico. Capital expenditures totaled $68.1 million for the nine months ended September 30, 2005. We currently expect our 2006 capital expenditures to be approximately $38.0 million, including approximately $19.5 million for the completion of the new manufacturing facility. Additionally, we had commitments of $3.4 million associated with the construction of our new plant as of September 30, 2006.

In order to meet anticipated future demands for our products, we commenced construction of our third manufacturing facility in September 2004, located in Albuquerque, New Mexico. The new facility is expected to begin testing production at the end of 2006. Our expected capital expenditures related to this facility are approximately $90.0 million plus capitalized interest. This facility will allow us to meet the demands for our products primarily in the western U.S. as well as certain third party distributors.

Debt Service

Our total long-term debt increased to $354.4 million as of September 30, 2006 from $313.7 million as of December 31, 2005. In the third quarter of 2006, we made a voluntary prepayment of $14.0 million on our Foreign Term Loan, in excess of the scheduled principal payment of $3.7 million, for a total principal reduction of $17.7 million. For the nine months ended September 30, 2006, we have made voluntary prepayments totaling $55.9 million, which coupled with scheduled principal payments has lowered our European term loan by approximately $70.2 million. These prepayments were funded entirely from the operating cash flows in our International segment. Additionally, during the nine months ended September 30, 2006, we increased borrowings on our domestic revolving credit facility by $97.0 million in order to fund our share repurchase program, through which we purchased 11.3 million shares at a total cost of $144.0 million.

The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio.

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

Factors That May Affect Future Performance

Managing Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $836.7 million for 2005 and $688.5 million for the nine months ended September 30, 2006. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhanced operating and financial infrastructure and systems and continued expansion of the human resources in our operations. Our expenditures for advertising and other marketing-related activities are made as advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

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

Significant Growth Opportunities—We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By expanding our brand awareness and offering superior sleep surfaces, we believe consumers will continue to adopt our products at an increasing rate, which should expand our market share. We believe that the premium and specialty bedding categories that we target will continue to grow at a faster rate than the overall mattress industry and we believe we will continue to experience the benefits of this consumer adoption.

In addition, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business by expanding our sales force and extending our product line. We have expanded our sales force by approximately 33% this year. This expansion has given our salespeople fewer stores to call on, resulting in more time spent with each customer so they can work with them on merchandising, training, and educating retail associates about the benefits of our products. Additionally, by extending our product line, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level which should lead to increased sales.

Expanding distribution into new stores is also a source of growth opportunities. Our products are currently sold in approximately 5,910 furniture and bedding retail stores in the U. S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market of approximately 10,000 stores, our plan is to increase our total penetration to a total of 7,000 to 8,000 stores over time. Our products are also sold in approximately 4,390 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. For the three months ended September 30, 2006, we added a net of approximately 150 stores in the U.S. and approximately 50 stores internationally to our Retail channel. For the nine months ended September 30, 2006 we added a net of approximately 600 stores in the U.S. and approximately 340 stores internationally to our Retail channel. In addition, we have a significant installed pillow base in our Asia market that we believe creates an opportunity to develop a successful mattress market. We are continuing to develop products that are responsive to consumer demand in our markets.

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

We are also focused on the hospitality industry and have recently devoted increased resources to this important area. We believe there are growth opportunities for our products through this channel as well as the opportunity to increase consumer trial and brand awareness. We are now in the process of retaining approximately 20 independent sales representatives. These representatives are already in the industry, calling on the hotels and building a rapport. These independent representatives will be trained in the fourth quarter of 2006 to position our product, and they will attend hospitality trade shows. In addition, we have started an advertising campaign focused on this market segment.

Financial Leverage—As of September 30, 2006, we had $354.4 million of Long-term debt outstanding, and our Stockholders’ Equity was $177.2 million. Higher financial leverage makes us more vulnerable to general adverse, competitive, economic and industry conditions. We believe that operating margins combined with the inherent operating leverage in the business will enable us to de-leverage the business in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available under our 2005 Senior Credit Facility or otherwise, to enable us to de-leverage the business.

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

Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share-Based Payment” (SFAS 123R), which is a revision of SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123R became effective for annual periods beginning after June 15, 2005.

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

We adopted SFAS 123R on January 1, 2006 using the modified prospective method for the transition and expect to recognize approximately $2.2 million, pre-tax, in additional expense in 2006 based on option grants outstanding as of December 31, 2005. The impact of the adoption of SFAS 123R on future grants cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Additionally, we have continued to use the Black-Scholes option pricing model to calculate the fair value of share based payments under SFAS 123R. Compensation amounts so determined will be expensed over the applicable estimated life. See Note 6 in the Notes to Condensed Consolidated Financial Statements in ITEM 1 for further discussion of our adoption of SFAS 123R.

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

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at September 30, 2006, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. Dollar, is approximately $0.4 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

We are exposed to changes in interest rates. Our 2005 Senior Credit Facility and the Series A bonds issued in connection with our New Mexico facility are variable-rate debt. While the applicable margins specified by the 2005 Senior Credit Facility are contractually adjusted based on consolidated leverage, the debt shall remain variable-rate until its expiration. We currently do not expect to seek an amendment to the 2005 Senior Credit Facility that would have the effect of fixing the interest rate of any variable-rate debt. Therefore, the interest rate risk on this debt is not expected to change materially over the remaining life of the 2005 Senior Credit Facility.

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On September 30, 2006, we had variable-rate debt of approximately $274.6 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $2.7 million.

In January 2003, the Company paid premiums to purchase two three-year interest rate caps for the purpose of protecting cash flows associated with interest payments on $60.0 million of the existing variable-rate debt outstanding, at any given time, against LIBOR rates rising above 5%. The interest rate caps expired on March 31, 2006 and were not renewed.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased the Company’s stock between April 22, 2005 and September 19, 2005. On December 29, 2005, the court consolidated these five actions (the Securities Law Action). Lead plaintiffs filed a consolidated complaint on February 27, 2006. In their consolidated complaint, lead plaintiffs assert claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. The principal allegation set forth in the Securities Law Action is that Tempur-Pedic International did not disclose the impact of competition on its prospects. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. On June 14, 2006, the Tempur-Pedic International filed a motion to dismiss all claims in the Securities Law Action. That motion is currently pending before the Court. We strongly believe that the Securities Law Action lacks merit, and we intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Securities Law Action at this time, and we can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations.

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

Our ability to service our indebtedness depends on our ability to maintain our profitability. Our sales growth slowed in 2005, with Net sales growing at a 22% rate from 2004, as compared to a sales growth rate of 43% for 2004 compared to 2003. Net sales for the first nine months of 2006 grew at an 11% rate compared to the first nine months of 2005. We may not be able to maintain our profitability on a quarterly or annual basis in future periods. Further, our profitability will depend upon a number of factors, including without limitation:

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

Approximately 32% and 33% of our Net sales were denominated in foreign currency for the three and nine months ended September 30, 2006, respectively. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic subsidiaries and their customers and suppliers, as well as between Tempur-Pedic subsidiaries themselves from time to time. The hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

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

Part of our Domestic marketing and advertising strategy in certain Domestic channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the three and nine months ended September 30, 2006, in the U.S. we had approximately $8.7 million and $26.2 in returns, respectively for a return rate of approximately 5% and 6% of our Net sales in the U.S, for the two periods. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited, pro-rata 20-year warranty on mattresses sold in the U.S. and a limited 15-year warranty on mattresses sold outside of the U.S. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows.

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

We currently conduct international operations in 14 countries directly and in approximately 60 additional countries through distributors, and we may pursue additional international opportunities. We generated approximately 32% and 33% of our Net sales from non-U.S. operations during the three and nine months ended September 30, 2006, and international suppliers provided a significant portion of our manufacturing material during this period. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, the potential unavailability of intellectual property protection and labor issues.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks, and this loss of a competitive advantage could decrease our profitability and liquidity.

We rely on trade secrets to protect the design, technology and function of our TEMPUR® material and our products. To date, we have not sought U.S. or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing viscoelastic material and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on aspects of our manufacturing processes. However, the principal product formula and manufacturing processes for our TEMPUR® material and our products are not patented and we must maintain these as trade secrets in order to protect this intellectual property. We own 14 U.S. patents, and we have 15 U.S. patent applications pending. Further, we own 46 foreign patents, and we have 35 foreign patent applications pending. In addition, we hold approximately 297 trademark registrations worldwide. We own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

Although our trademarks are currently registered in the U.S. and registered or pending in 58 foreign countries, they could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against it. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. In addition, if we incur significant costs defending our trademarks that could also decrease our liquidity and profitability. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. Furthermore, our patents may not provide meaningful protection and patents may never be issued for our pending patent applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

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

Our top five customers, collectively, accounted for 16% and 14% of our Net sales for the three and nine months ended September 30, 2006, respectively. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could reduce our liquidity and profitability.

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

As of September 30, 2006, we had approximately 1,300 full-time employees, with approximately 600 in the U.S., 300 in Denmark and 400 in the rest of the world. The employees in Denmark are under a government labor union contract, but those in the U.S. are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our Net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

As of September 30, 2006, we had $354.4 million in total Long-term debt outstanding. In addition, as of June 30, 2006, our Stockholders’ Equity was $177.2 million. Between October 2005 and June 30, 2006 we have repurchased a total of $220.0 million in common stock pursuant to a stock repurchase program authorized by our Board of Directors in the total amount of $220.0 million. We funded the repurchase in part through borrowings under our 2005 Senior Credit Facility, which has substantially increased our leverage. Our Board of Directors may authorize additional share repurchases in the future and we may fund these repurchases with debt. Our degree of leverage could have important consequences to our investors, such as:

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

We are subject to interest rate risk in connection with our issuance of variable rate debt under our new global senior credit facility. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $2.7 million for each 1% increase in interest rates. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” under Part I of this report.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of October 31, 2006, there were 83.0 million shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties. In September 2006, one of our largest stockholders, a private equity fund that invested in the Company in 2002 in connection with the acquisition of our predecessor, made a distribution to its investors of 5.0 million shares. This stockholder continues to hold 10.6 million shares of our common stock and may choose to make additional distributions or sales of our common stock in the future.

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

As of October 31, 2006, our executive officers, directors, and our largest stockholder, and their respective affiliates, owned in the aggregate, approximately 20% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

10.1		Employment Agreement dated as of July 18, 2006 between Tempur-Pedic International Inc. and Richard Anderson.

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: November 7, 2006	By:	/s/ DALE E. WILLIAMS
Dale E. Williams Senior Vice President, Chief Financial Officer, And Secretary