Form 10-K
period 2006-12-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2007-02-28
CIK 1206264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2006, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $945,604,294.

The number of shares outstanding of the registrant’s common stock as of February 26, 2007 was 84,961,267 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, the impact of the adoption of recently issued accounting pronouncements, the putative securities class action lawsuits, related and other lawsuits, statements relating to the impact of initiatives to accelerate growth, expand market share, maintain costs and improve manufacturing productivity, the rollout and market acceptance of new products, increase in brand awareness, growth in international sales, expectations regarding floor expansion in the retail channel, the impact of increases in raw materials costs, our new manufacturing facility in New Mexico, the existence and realization of our net operating losses, and the impact of the cash dividend and stock repurchase program and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 7 of Part II of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

i

PART I

ITEM 1. BUSINESS

General

We are the leading manufacturer, marketer and distributor of premium mattresses and pillows which we sell globally in over 70 countries under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary, pressure-relieving TEMPUR® material is temperature sensitive, has a high density, and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

We have two reportable operating segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The Domestic operating segment consists of our U.S. manufacturing facilities, whose customers include our U.S. distribution subsidiary and certain North American third party distributors. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Domestic segment. We evaluate segment performance based on Net sales and Operating income. For the results of our business segments, see “ITEM 15. Exhibits and Financial Statement Schedules Note 13, “Business Segment Information”, under Part IV of this report.

We sell our premium mattresses and pillows through four distribution channels in each operating business segment: Retail (furniture and bedding, and specialty stores, as well as department stores internationally); Direct (direct response and internet); Healthcare (chiropractors, medical retailers, hospitals and other healthcare markets); and Third party distributors in countries where we do not sell directly through our own subsidiaries.

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

Market Opportunity and Competitive Strengths

Global Market

Most standard mattresses are made using innersprings, and primarily sold through retail furniture and bedding stores. Alternatives to innerspring mattresses include viscoelastic and foam mattresses, airbeds and waterbeds (collectively called specialty or non-innerspring mattresses). According to the International Sleep Products Association (ISPA) from 1991 to 2006, mattress unit sales grew in the U.S. at an average of approximately 350,000 units annually, with approximately 21.4 million mattress units sold in the U.S. in 2006. We believe a similar number of mattress units were sold outside the U.S. in 2006. We believe over the last three years the specialty mattress category grew at a significantly higher rate than the industry as a whole.

The U.S. pillow market has a traditional and a specialty segment. Traditional pillows are generally made of low cost foam or feathers, other than down. Specialty pillows are comprised of all alternatives to traditional pillows, including viscoelastic, foam, sponge rubber and down. We believe the international pillow market is generally the same size as the domestic pillow market, which we estimate to be approximately $1.1 billion, annually.

Our Market Position

We are the worldwide leader in specialty sleep, the fastest growing segment of the estimated $12 billion global mattress market. We are focused on developing, manufacturing and marketing advanced sleep surfaces that help improve the quality of life for people around the world. We believe demand for our products is being driven by significant growth in our core demographic market, increased awareness of the health benefits of a better quality mattress and the shift in consumer preference from firmness to comfort. As consumers continue to prefer alternatives to standard innerspring mattresses, our products become more widely available and as our brand gains broader consumer recognition, we expect that our premium products will continue to attract sales from the standard mattress market.

Superior Product Offerings

Our high-quality, high-density, temperature-sensitive TEMPUR® material distinguishes our products from other products in the marketplace. Viscoelastic pressure-relieving material was originally developed by NASA in 1971 in an effort to relieve astronauts of the G –force experienced during lift-off, and NASA subsequently made this formula publicly available. The NASA viscoelastic pressure-relieving material originally proved unstable for commercial use. However, after several years of research and development, we succeeded in developing a proprietary formulation and proprietary process to manufacture a stable, durable and commercially viable product. The key feature of our pressure-relieving TEMPUR® material is its temperature sensitivity. It conforms to the body, becoming softer in warmer areas where the body is making the most contact with the pressure-relieving TEMPUR® material and remaining firmer in cooler areas where less body contact is being made. As the material molds to the body’s shape, the body is supported in the correct anatomical position with the neck and spine in complete therapeutic alignment. Our pressure-relieving TEMPUR® material also has higher density than other viscoelastic materials, resulting in improved durability and enhanced comfort. In addition, clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of pressure ulcers or bed sores, a major problem for elderly and bed-ridden patients.

Increasing Global Brand Awareness

We sell our products in over 70 countries primarily under the TEMPUR® and Tempur-Pedic® brands. We believe consumers in the U.S. and internationally increasingly associate our brand name with premium quality products that enable better overall sleep. Our TEMPUR® brand has been in existence since 1991 and its global awareness is reinforced by our high level of customer satisfaction, as demonstrated by: recognition received by the Arthritis Foundation, the NASA Space Foundation, Good Housekeeping and Consumers Digest. In addition, our products are recommended by more than 25,000 healthcare professionals and an independent study reported 95% of our customers surveyed have recommended Tempur-Pedic products to others.

Vertically Integrated Manufacturing and Supply Chain

We produce all of our proprietary TEMPUR® material in our own manufacturing facilities in the U.S. and Europe in order to precisely maintain the specifications of our products. We believe that our vertical integration, from the manufacture of the TEMPUR® material and fabrication and construction of our products through the marketing, sale and delivery of our products, ensures a high level of quality and performance that is not matched by our competition.

Strong Financial Performance

Our business generates significant cash flow due to the combination of our growing revenues, strong gross and operating margins, low maintenance capital expenditures, limited working capital requirements, and limited corporate overhead. Further, our vertically-integrated operations generated an average of approximately $0.7 million in Net sales per employee in 2006. For the year ended December 31, 2006, our Gross profit margin and

Net income margin were 49% and 12%, respectively, on Net sales of $945.0 million. In addition, capital expenditures were $37.2 million for the year ended December 31, 2006, of which approximately $19.4 million was related to our New Mexico manufacturing facility, which commenced manufacturing operations in January 2007. Our strong financial performance gives us the flexibility to invest in our manufacturing operations, enhance our sales force and marketing, invest in information systems and recruit experienced management and other personnel.

Significant Growth Opportunities

We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By expanding our brand awareness and offering superior sleep surfaces, we believe consumers will continue to adopt our products at an increasing rate, which should expand our market share. As of December 31, 2006, our products were sold in approximately 6,050 furniture and bedding retail stores in the U.S., out of a total of approximately 10,000 stores we have identified as appropriate targets. We expect to enter between 7,000 and 8,000 of these targeted stores over time. As we deepen our penetration of the furniture and bedding market, our growth strategy is increasingly directed to the expansion of our business within our established accounts by increasing slots per store, expanding our sales force and trainers as needed and introducing new products. In addition, in the U.S. we have focused the expansion of our distribution into regions where demographic and buying power metrics indicate that we are under penetrated. Internationally, our products are available in approximately 4,450 furniture retail and department stores, out of a total of approximately 7,000 stores we have identified as appropriate targets. As consumers continue their shift toward the purchase of non-innerspring mattress products and sleep surfaces we believe we are well positioned to capitalize on this growth opportunity.

Our Products

Mattresses

Our mattresses represented 69% of our worldwide Net sales in 2006 and are our leading product category in growth in recent years. Our mattresses are composed of proprietary multi-layer, heat sensitive, pressure-relieving TEMPUR® material. We offer several mattress models, some of which are covered by one or more patents and/or patent applications.

In the U.S. our newest mattress offerings, ‘The BellaSonna Bed by Tempur-Pedic™’ and ‘The SymphonyBed by Tempur-Pedic™’, were introduced at The World Market in Las Vegas in January 2007 and will be shipping to retailers in the first half of 2007. The BellaSonna Bed by Tempur-Pedic™ combines our proprietary TEMPUR® material with our exclusive T-Flex™ Support System to create our latest breakthrough in sleep technology. T-Flex™ features a matrix of individually-adjusting cylinders made from a new form of latex.

Internationally, we will launch several new mattress offerings in many of our markets, including the TEMPUR Scandinavian Supreme™, which includes three distinct mattress models and was introduced at European trade shows in January 2007.

Pillows

Our premium pillow offerings include a variety of styles and represented 13% of worldwide Net sales in 2006 and provide plush and pressure-relieving comfort as the temperature sensitive material molds to the body. Globally, we will be rolling out new pillow offerings, including our newest U.S. introduction, ‘The RhapsodyPillow by Tempur-Pedic™’, which was also recently introduced at The World Market in Las Vegas.

Other Products

Our other products represented 18% of our worldwide sales in 2006. This category includes foundations used to support our mattress products, adjustable beds, and many other types of offerings including a variety of cushions and other comfort products.

Marketing and Sales

We primarily sell at wholesale through three distinct channels and market directly to consumers in the U.S. and the United Kingdom. Our marketing strategy is to increase consumer awareness of the benefits of our products and to further associate our brand name with better overall sleep and premium quality products.

Retail

This is our fastest growing channel and is driven by a sales team dedicated to introducing our products to retailers. We work with and target furniture and bedding retailers, sleep shops, specialty back and gift stores, home stores and international department stores.

Direct

This channel sells products directly to consumers through our call center operations and the internet in the U.S. and the United Kingdom. Our direct response program targets customers in these markets through television, radio, magazine and newspaper product offering advertisements.

Healthcare

We sell to hospitals, nursing homes, healthcare professionals and medical retailers that utilize our products to treat patients, or may recommend or sell them to their clients. In addition, in the U.S. we are partnering with healthcare vendors in a sales method whereby the vendor integrates our TEMPUR® material into their products in order to improve patient comfort and wellness.

Third Party

We utilize third party distributors to serve markets that are currently outside the range of our wholly-owned subsidiaries. Our approach to these developing markets has allowed us to build sales, marketing and brand awareness with minimal capital risk. We have entered into written and verbal arrangements with third party distributors located in approximately 60 countries.

Effective January 1, 2007, we completed the purchase of our former Austrian third party distributor, Du Hane Gmbh, for an initial investment of approximately $1.1 million in cash. Upon acquisition, Du Hane GmbH was renamed Tempur Osterreich GmbH, and is now a wholly-owned subsidiary. This acquisition increases our capabilities to expand our market presence through an established sales company in Austria. During 2006, as a third party distributor Austria contributed $3.5 million to our Net sales.

A graphic depiction of our Net sales for the year ended December 31, 2006 is as follows:

Seasonality

A significant portion of our growth in Net sales is attributable to growth in sales in our Domestic retail channel, particularly sales to furniture and bedding stores. We believe that our sales of mattresses and pillows to furniture and bedding stores are subject to modest seasonality inherent in the bedding industry with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters. Internationally, specifically in Europe we are subject to seasonality with Net sales lower in the third quarter as compared to the other quarters during the year.

Operations

Manufacturing and Related Technology

Our products are currently manufactured in our 517,000 square-foot facility located in Aarup, Denmark and our 540,000 square-foot facility in Duffield, Virginia. Much of the sewing and production of mattress and pillow covers is outsourced to third party suppliers.

In January 2007, we opened a third manufacturing facility located in Albuquerque, New Mexico, for which total construction costs were approximately $100.0 million. This 800,000 square foot state-of-the-art manufacturing plant will meet demand for our products primarily within the western U.S. as well as other third party distributors in North and South America.

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

During 2006 we were negatively impacted by a rise in certain raw material prices and fuel surcharges for the transportation and delivery of our products. We have taken steps to mitigate a portion of the impact of price increases through improved productivity and efficiency initiatives.

Research and Development

In the third quarter of 2006 we began expansion of our research and development center located in Duffield, Virginia. As of December 31, 2006 we had spent $1.8 million on the new center and expect to spend a total of $2.5 million on the project which is expected to be completed in 2007. This facility is designed to facilitate detailed product testing and analysis utilizing state-of-the-art technology. In addition to our research and development efforts, we also devote significant efforts to product development as part of our sales and marketing operations. Research and development expenses, excluding product development, were $3.7 million, $2.7 million and $2.3 million in 2006, 2005 and 2004, respectively. In 2007, we plan to increase our spending on research and development efforts in order to continue providing superior and innovative mattress and pillow products to our target markets.

Competition

The mattress and pillow industries are highly competitive. Participants in the mattress and pillow industries have traditionally competed primarily based on price. Our premium mattresses compete with a number of different types of premium and standard mattress alternatives, including innerspring mattresses, foam mattresses, waterbeds, futons, air beds and other air-supported mattresses that are sold through a variety of channels, including furniture and bedding stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs. The pillow industry is characterized by a large number of competitors, none of which is dominant.

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

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of many of our mattress and pillow products. As of December 31, 2006, we had 14 issued U.S. patents, expiring at various points between 2020 and 2025, and 16 U.S. patent applications pending. We also held 49 foreign patents and had 35 foreign patent applications pending.

As of December 31, 2006, we held approximately 330 trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. TEMPUR® and Tempur-Pedic® are trademarks registered with the United States Patent and Trademark Office. We have a number of other trademarks, including ‘The CelebrityBed by Tempur-Pedic™ and our other key product models, Swedish Sleep System® and Tempur-Med®, and our Tempur-Pedic logo is registered. In addition, we have U.S. applications pending for additional marks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the mark remains in use.

Governmental Regulation

Our operations are subject to state, local and foreign consumer protection and other regulations relating to the mattress and pillow industry. These regulations vary among the states and countries in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. The U.S. Consumer Product Safety Commission recently voted in favor of a new federal fire-resistant standard for mattresses that mirrors the standard set forth in California Technical Bulletin 603. We have developed and implemented product modifications that allow us to meet these new standards. Many foreign jurisdictions also regulate fire retardancy standards, and changes to these standards and changes in our products that require compliance with additional standards would raise similar risks. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products. We have made and will continue to make capital and other expenditures necessary to comply with all these requirements. We believe that we are in substantial compliance with the applicable federal, state, local, and foreign rules and regulations governing our business.

Employees

As of December 31, 2006, we have approximately 1,300 employees, with approximately 600 in the U.S., 300 in Denmark and 400 in the rest of the world. Our employees in Denmark are covered by a government labor union contract as required by Danish law. None of our U.S. employees are covered by a collective bargaining agreement. We believe our relations with our employees are generally good.

Executive Officers of the Registrant

Certain information concerning our executive officers as of the date of this report as set forth below. There are no family relationships between any of the persons listed below, or between any of such persons and any of our directors or any persons nominated or chosen by us to become a director or executive officer.

Name	Age	Position
H. Thomas Bryant	59	President and Chief Executive Officer
Matthew D. Clift	47	Executive Vice President of Global Operations
David Montgomery	46	Executive Vice President and President of International Operations
Rick Anderson	47	Executive Vice President and President, North America
Dale E. Williams	44	Senior Vice President, Chief Financial Officer, and Secretary
Bhaskar Rao	41	Chief Accounting Officer and Vice President of Strategic Planning

H. Thomas Bryant joined Tempur-Pedic International in July 2001. In April 2006, Mr. Bryant was promoted to the role of Chief Executive Officer and elected a member of the board of directors. From July 2001 to December 2004, Mr. Bryant served as Executive Vice President and President of North American Operations. From December 2004 to April 2006, Mr. Bryant served as President of Tempur-Pedic International. Prior to joining Tempur-Pedic International, from 1998 to 2001, Mr. Bryant was the President and Chief Executive Officer of Stairmaster Sports & Medical Products, Inc. From 1989 to 1997, Mr. Bryant served in various senior management positions at Dunlop Maxfli Sports Corporation, most recently as President. Prior to that, Mr. Bryant spent 15 years in various management positions at Johnson & Johnson. Mr. Bryant received his B.S. degree from Georgia Southern University.

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

Rick Anderson joined Tempur-Pedic International in July 2006 and serves as Executive Vice President and President, North America. From 1983 to 2006, Mr. Anderson was employed by The Gillette Company, which became a part of Proctor & Gamble in 2005. Mr. Anderson most recently served as a Vice President of Marketing for Oral-B and Braun in North America. Previously, Mr. Anderson was Vice President of Global Business Management for Duracell. Mr. Anderson has held several management positions in marketing and sales as well as overseeing branding, product development and strategic planning. Mr. Anderson obtained his B.S. and M.B.A. degrees from Virginia Tech.

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

Bhaskar Rao joined Tempur-Pedic International in January 2004 as Director of Financial Planning and Analysis. In October 2005, Mr. Rao was promoted to Vice President of Strategic Planning. In May 2006, Mr. Rao was promoted to the position of Chief Accounting Officer and continues to serve as Vice President of Strategic Planning. From 2002 until December 2003, Mr. Rao was employed by Ernst & Young as a Senior Manager in the assurance and business advisory group. Mr. Rao was employed by Arthur Anderson from 1994 until 2002, when the Louisville, Kentucky office was acquired by Ernst & Young. Mr. Rao graduated from Bellarmine University with B.A. degrees in Accounting and Economics. Mr. Rao is also a Certified Public Accountant.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this report should be carefully considered. Please also see “Special Note Regarding Forward-Looking Statements” on page i.

We operate in the highly competitive mattress and pillow industries, and if we are unable to compete successfully, we may lose customers and our sales may decline.

Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. Our premium mattresses compete with a number of different types of mattress alternatives, including standard innerspring mattresses, viscoelastic mattresses, foam mattresses, waterbeds, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture and bedding stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs.

Our largest competitors have significant financial, marketing and manufacturing resources, strong brand name recognition, and sell their products through broad and well established distribution channels. Additionally, a number of our significant competitors now offer mattress products claimed to be similar to our viscoelastic mattresses and pillows. These competitors or other mattress manufacturers may aggressively pursue the viscoelastic mattress market or may pursue the specialty sleep segment with other products, including latex and air mattresses. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results by causing our products to lose market share. In addition, should any of our competitors reduce price on premium mattress products, we may be required to implement price reductions in order to remain competitive, which could significantly impair our liquidity and profitability. The pillow industry is characterized by a large number of competitors, none of which are dominant, but many of which have greater resources than us and greater brand recognition than our brand.

We may be unable to sustain our profitability, which could impair our ability to service our indebtedness and make investments in our business and could adversely affect the market price for our stock.

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

Our sales growth is increasingly dependent on our ability to increase product sales in our existing retail accounts.

A source of our growth over the last few years has been through expanding distribution of our products into new stores, principally furniture and bedding retail stores in the U.S. Our products are currently sold in approximately 6,050 furniture and bedding retail stores in the U.S., and our plan is to increase our total penetration to a total of 7,000 to 8,000 over time. As we approach our long-term target of 7,000 to 8,000 furniture and bedding stores in the United States, our sales growth will increasingly depend on our ability to generate additional sales in our existing accounts in this channel. If we are unable to increase product sales in our existing retail accounts at a sufficient rate, our Net sales growth will slow, which could adversely affect the price of our common stock.

Our operating results are increasingly subject to fluctuations, which could adversely affect the market price of our common stock.

A significant portion of our growth in Net sales is attributable to growth in sales in our Domestic Retail channel, particularly Net sales to furniture and bedding stores. We believe that our sales of mattresses and pillows to furniture and bedding stores are subject to seasonality inherent in the bedding industry with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters, and in Europe, lower in the third quarter. Accordingly, our Net sales may be affected by this seasonality as our Domestic Retail sales channel continues to grow as a percentage of our overall Net sales.

In addition to seasonal fluctuations, the demand for our premium products can fluctuate significantly based on a number of other factors including general economic conditions and consumer confidence, and the timing of price increases announced by us or our competitors. We believe that as our consumer base continues to expand the average demographics of our consumer base change, with a greater percentage of middle income consumers. This change in our consumer base makes our business more susceptible to general economic factors that impact disposable income or consumer confidence.

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

A significant component of our marketing strategy involves the use of direct marketing to generate sales. Future growth and profitability will depend in part on the effectiveness and efficiency of our advertising expenditures, including our ability to:

•	create greater awareness of our products and brand name;

•	determine the appropriate creative message and media mix for future advertising expenditures;

•	effectively manage advertising costs, including creative and media, to maintain acceptable costs per inquiry, costs per order and operating margins;

•	convert inquiries into actual orders; and

•	maintain our ability to receive discounted media rates resulting from our direct response advertising model

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

We acquire chemicals and proprietary additives from a number of suppliers with manufacturing locations around the world. If we were unable to obtain chemicals and proprietary additives from these suppliers, we would have to find replacement suppliers. Any substitute arrangements for chemicals and proprietary additives might not be on terms as favorable to us. We maintain relatively small supplies of our raw materials on-site, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales, or could cause an increase in our cost of sales, and either of these results could decrease our liquidity and profitability. In addition, we continue to outsource the procurement of certain goods and services from suppliers in foreign countries. If we were no longer able to outsource these suppliers, we could source it elsewhere at a higher cost. To the extent we are unable to pass those higher costs to our customers, these costs could reduce our gross profit margin, which could result in a decrease in our liquidity and profitability.

We may face exposure to product liability claims, which could reduce our liquidity and profitability and reduce consumer confidence in our products.

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

Approximately 34% of our Net sales were denominated in foreign currency for the year ended December 31, 2006. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic International subsidiaries and their customers and suppliers, as well as between Tempur-Pedic International subsidiaries themselves from time to time. The hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” in Part II of this report.

Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We do not enter into hedging transactions to hedge this risk. Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Our outlook assumes no significant variance to 2006 currency exchange rates over the course of the year. Should currency rates change sharply, our results could be negatively impacted. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” in Part II of this report.

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

Part of our Domestic marketing and advertising strategy in certain Domestic channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the year ended December 31, 2006, we had approximately $34.7 million in returns for a return rate of approximately 6% of our Net sales in the U.S. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited, pro-rata 20-year warranty on mattresses sold in the U.S. and a limited 15-year warranty on mattresses sold outside of the U.S. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows.

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

We currently conduct international operations in over 70 countries, and we may pursue additional international opportunities. We generated approximately 34% of our Net sales from non-U.S. operations during the year ended December 31, 2006. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, the potential unavailability of intellectual property protection and labor issues.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks, and this loss of a competitive advantage could decrease our profitability and liquidity.

We rely on trade secrets to protect the design, technology and function of our TEMPUR® material and our products. To date, we have not sought U.S. or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing viscoelastic material and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on aspects of our products and manufacturing processes. However, the principal product formula and manufacturing processes for our TEMPUR® material and our products are not patented and we must maintain these as trade secrets in order to protect this intellectual property. We own 14 U.S. patents, and we have 16 U.S. patent applications pending. Further, we own 49 foreign patents, and we have 35 foreign patent applications pending. In addition, we hold approximately 330 trademark registrations worldwide. We own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

Although our trademarks are currently registered in the U.S. and registered or pending in 59 foreign jurisdictions, they could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against it. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. In addition, if we incur significant costs defending our trademarks that could also decrease our liquidity and profitability. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. Furthermore, our patents may not provide meaningful protection and patents may never be issued for our pending patent applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

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

Our top five customers, collectively, accounted for 15% of our Net sales for the year ended December 31, 2006. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in the loss of future business and could reduce our liquidity and profitability.

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

We produce all of our products in three manufacturing facilities, and unexpected equipment failures, delays in deliveries, catastrophic loss or construction delays may lead to production curtailments or shutdowns.

We manufacture all of our products at our two facilities in Aarup, Denmark and Duffield, Virginia and recently opened a third facility in Albuquerque, New Mexico. An interruption in production capabilities at these plants as a result of equipment failure could result in our inability to produce our products, which would reduce our sales and earnings for the affected period. In addition, we generally deliver our products only after receiving the order from the customer or the retailer and thus do not hold large inventories. In the event of a disruption in production at either of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. For example, a third party carrier could potentially be unable to deliver our products within acceptable time periods due to a labor strike or other disturbance in its business. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and harm our profitability. We have introduced new distribution programs to increase our ability to deliver products on a timely basis, but if we fail to deliver products on a timely basis, we may lose sales which could decrease our liquidity and profitability. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss.

Deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of December 31, 2006, we had approximately 1,300 full-time employees, with approximately 600 in the U.S., 300 in Denmark and 400 in the rest of the world. The employees in Denmark are under a government labor union contract, but those in the U.S. are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our Net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

As of December 31, 2006, we had $361.1 million in total Long-term debt outstanding. In addition, as of December 31, 2006, our Stockholders’ Equity was $213.4 million. Between October 2005 and June 30, 2006, we repurchased a total of $220.0 million in common stock pursuant to a stock repurchase program authorized by our Board of Directors. We funded the repurchase in part through borrowings under our 2005 Senior Credit Facility, which has substantially increased our leverage. On January 25, 2007, our Board of Directors authorized an additional stock repurchase of up to $100.0 million of our common stock. Our Board of Directors may authorize additional share repurchases in the future and we may fund these repurchases with debt. In addition, in the first quarter of 2007 our Board of Directors initiated a $0.24 cash dividend. We expect that payments of this dividend in 2007 will be approximately $20.0 million. Our degree of leverage could have important consequences to our investors, such as:

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

We are subject to interest rate risk in connection with our issuance of variable rate debt under our global senior credit facility. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $3.6 million for each 1% increase in interest rates. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part II of this report.

Allegations of price fixing in the mattress industry could adversely affect our operations.

Our retail pricing policies are subject to antitrust regulations in the U.S. and abroad. If antitrust regulators in any jurisdiction in which we do business initiate investigations into or challenge our pricing or advertising policies, our efforts to respond could force us to divert management resources and we could incur significant unanticipated costs. If such an investigation were to result in a charge that our practices or policies were in violation of applicable antitrust laws or regulations, we could be subject to significant additional costs of defending such charges in a variety of venues and, ultimately, if there were a finding that we were in violation of antitrust laws or regulations, there could be an imposition of fines, damages for persons injured, as well as injunctive or other relief. Any requirement that we pay fines or damages could decrease our liquidity and profitability, and any investigation that requires significant management attention or causes us to change our business practices could disrupt our operations, also resulting in a decrease in our liquidity and profitability. An antitrust class action suit against us could result in potential liabilities, substantial costs and the diversion of our management’s attention and resources, regardless of the outcome. See “ITEM 3, Legal Proceedings in Part I of this report.”

Our stock price is likely to continue to be volatile, your investment could decline in value, and we may incur significant costs from class action litigation.

The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations. The trading price of our common stock may fluctuate significantly in response to various factors, including:

•	actual or anticipated variations in our quarterly operating results, including those resulting from seasonal variations in our business;

•	introductions or announcements of technological innovations or new products by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to patent our products and technologies;

•	changes in estimates by securities analysts of our financial performance;

•	the declaration of a cash dividend;

•	conditions or trends in the specialty bedding industry, or the mattress industry generally;

•	additions or departures of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by our competitors of their quarterly operating results or announcements by our competitors of their views on trends in the bedding industry;

•	regulatory developments in the U.S. and abroad;

•	economic and political factors; and

•	public announcements or filings with the SEC indicating that significant stockholders, directors or officers are selling shares of our common stock.

In addition, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to operating performance. These broad market factors may seriously harm the market price of our common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in potential liabilities, substantial costs, and the diversion of our management’s attention and resources, regardless of the outcome. See ITEM 3, “Legal Proceedings” in Part I of this Report.

Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of February 26, 2007, there were 85.0 million shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties.

In 2006, two of our largest stockholders, private equity funds that invested in our Company in 2002 in connection with the acquisition of our predecessor, made several distributions of our common stock to their investors totaling 10.7 million shares and one of these shareholders sold 7.1 million shares. In February 2007, one of these shareholders made an additional distribution of 5.3 million shares. This shareholder continues to hold 4.5 million shares of our common stock and may choose to make additional distributions or sales of our common stock in the future. The other stockholder no longer holds any shares of our common stock. During 2005 these two stockholders also made partial distributions to their investors totaling approximately 18.0 million shares of our common stock.

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

Our current directors, officers and their affiliates own a large percentage of our common stock and could limit you from influencing corporate decisions.

As of February 26, 2007, our executive officers, directors, and their respective affiliates, including our largest stockholder, own, in the aggregate, approximately 11% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate in over 70 countries and have wholly-owned subsidiaries in 15 countries, including our wholly-owned subsidiaries that own our manufacturing facilities in Denmark and the U.S. The following table sets forth certain information regarding our principal facilities at December 31, 2006.

We believe that our existing properties are suitable for the conduct of our business, are adequate for our present needs and will be adequate to meet our future needs. As described in ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, we operate in two business segments, Domestic and International. Our Domestic operating segment consists of our U.S. manufacturing facilities and our Corporate office operating expenses. Our International operating segment consists of our manufacturing facility in Denmark.

Name/Location	Approximate Square Footage	Title	Type of Facility
Tempur Production USA, Inc. Duffield, Virginia	540,000	Owned	Manufacturing
Tempur Production USA, Inc. Albuquerque, New Mexico	800,000	Leased (until 2035)	Manufacturing
Dan-Foam ApS Aarup, Denmark	517,000	Owned	Manufacturing
Tempur-Pedic, Inc. Lexington, Kentucky	72,000	Leased (until 2009)	Office
Tempur Deutschland GmbH Steinhagen, Germany	121,277	Owned	Office and Warehouse

In addition to the properties listed above, we have 18 facilities in 12 countries under leases with one to ten year terms. The new manufacturing facility in Albuquerque, New Mexico is leased as part of the related industrial revenue bond financing. We have an option to repurchase the property for one dollar upon repayment of the financing.

ITEM 3. LEGAL PROCEEDINGS

Securities Law Action—Between October 7, 2005 and November 21, 2005, five complaints were filed against the Company and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased the Company’s stock between April 22, 2005 and September 19, 2005, the “Securities Law Action”. These actions were consolidated and Lead plaintiffs filed a consolidated complaint on February 27, 2006 and asserted claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of the Company’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006, lead plaintiffs were permitted to file an amended complaint. Defendants’ motion to dismiss is due to be filed on March 30, 2007. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. We strongly believe that the Securities Law Action lacks merit, and we intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Securities Law Action at this time, and we can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations.

Derivative Complaints—On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International, purportedly derivatively on behalf of the Company, the Derivative Complaints. The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International’s securities on the basis of material non-public information in 2005. In addition, the Delaware Derivative Complaint asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above. On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions pending the outcome of the motions to dismiss the defendants in the Securities Law Action. Tempur-Pedic International is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of Tempur-Pedic International. Tempur-Pedic International is in the process of evaluating these claims.

Antitrust Action—On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc.). The action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors. The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. We strongly believe that the action filed in the Georgia, Rome Division lacks merit, and we intend to defend against the claims vigorously.

We are involved in various other legal proceedings incidental to the operations of our business. We believe that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse effect on our business, financial condition, liquidity, or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PERFORMANCE GRAPH

Market for Registrant’s Common Equity

Our sole class of common equity is our $0.01 par value common stock, which trades on the New York Stock Exchange (NYSE) under the symbol “TPX.” Trading in our common stock commenced on the NYSE on December 18, 2003. Prior to that time, there was no public trading market for our common stock.

The following table sets forth the high and low sales prices per share, at closing, of our common stock as reported by the NYSE for the fiscal periods indicated.

	High	Low
Fiscal 2005
First Quarter	$21.46	$17.73
Second Quarter	$24.63	$18.57
Third Quarter	$23.82	$10.98
Fourth Quarter	$12.97	$9.72

Fiscal 2006
First Quarter	$14.50	$11.19
Second Quarter	$15.89	$13.47
Third Quarter	$18.12	$13.11
Fourth Quarter	$21.41	$17.45

As of December 31, 2006, we had approximately 156 shareholders of record of the Company’s common stock.

In the first quarter of 2007 the Board of Directors approved an annual cash dividend of $0.24 per share annually, to owners of our common stock. The Board declared a first quarter dividend of $0.06 per share that will be distributed on March 14, 2007 to stockholders of record as of February 27, 2007. This annual cash dividend program may be limited, suspended, or terminated at any time without prior notice. We had never previously declared a cash dividend for our common stock.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,953,903	10.03	4,379,015
Equity compensation plans not approved by security holders	0	—	0

Total	5,953,903	10.03	4,379,015

See Note 6 to the Consolidated Financial Statements for information regarding the material features of each of the above plans.

Related Stockholder Matters

On October 18, 2005, our Board of Directors authorized the repurchase of up to $80.0 million of our common stock. Share repurchases under this program were made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we, and a committee of the Board, deemed appropriate. During 2005, we repurchased 6.8 million shares, at a total cost of $76.0 million.

On January 25, 2006, our Board of Directors amended the share repurchase program described above to increase the total authorization by an additional $100.0 million. On May 22, 2006, our Board of Directors further amended the share repurchase program to increase the total authorization under the share repurchase program by an additional $40.0 million for a total authorization to purchase up to $220.0 million of our common stock. During the twelve-months ended December 31, 2006, we repurchased 11.3 million shares at a total cost of $144.0 million. As of December 31, 2006, we had completed our existing share repurchase authorization. The share repurchases were funded from borrowings under the 2005 Senior Credit Facility and funds from operations.

On January 25, 2007, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we, and a committee of the Board, deemed appropriate. This share repurchase program may be suspended, limited or terminated at any time without notice. As of February 26, 2007, we have repurchased 0.2 million shares for a total of $6.2 million under this authorization.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following table compares cumulative shareholder returns for the Company over the last three years to the S&P 500 Stock Composite Index and a peer group. We believe in good faith that the selected peer group is an appropriate basis for comparison as it reflects the market in which Tempur-Pedic International competes. The S&P 500 Composite Index is a capitalization weighted index of 500 stocks intended to be a representative sample of leading companies in leading industries within the U.S. economy, and are chosen for market size, liquidity and industry group representation.

The comparison for each of the periods assumes that $100 was invested on December 31, 2003 in our common stock, the stocks included in the S & P 500 Composite Index and the stocks included in the peer group index and that all dividends were reinvested. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/2003	12/2004	12/2005	12/2006
Tempur-Pedic International Inc.	$100.00	136.77	74.19	132.00
S&P 500	100.00	110.88	116.33	134.70
Peer Group	100.00	114.28	94.08	100.85

The peer issuers included in this group are set forth below. In our proxy statement for the 2006 annual meeting of stockholders, we used the same peer group for a comparison in the stock performance graph, which was then labeled as “The Hemscott Industry Group Index 311.”

Peer Group

Bassett Furniture Ind	Hooker Furniture Corp	Natuzzi Spa Ads
Chromcraft Revington Inc	Hubbell Inc Class A	The Rowe Companies
Color Kinetics Inc	Hubbell Inc Class B	Select Comfort Corp
Empire Global Corp	La-Z-Boy Incorporated	Stanley Furniture Inc
Ethan Alllen Interiors	Leggett & Platt Inc	Tempur-Pedic International Inc
Flexsteel Industries Inc	Lighting Science Group	Xenonics Holdings Inc
Furniture Brands Intl

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. Tempur World, Inc. was formed on January 1, 2000 to combine the manufacturing facilities and the worldwide distribution capabilities of all TEMPUR® products, and our predecessor company for the period from January 1, 2000 to October 31, 2002 is Tempur World, Inc. Tempur-Pedic International was formed in 2002 by TA Associates, Inc. and Friedman Fleischer & Lowe, LLC to acquire Tempur World, Inc., or Tempur World. This acquisition was effective as of November 1, 2002 and is sometimes referred to as the “Tempur Acquisition”. We completed the Tempur Acquisition (which we accounted for using the purchase method of accounting) as of November 1, 2002. As a result of adjustments to the carrying value of assets and liabilities pursuant to the acquisition, the financial position and results of operations for periods subsequent to the Tempur Acquisition are not comparable to those of our predecessor.

We have derived our statements of income and balance sheet data as of and for the years ended December 31, 2006, 2005, 2004 and 2003, and for the two months ended December 31, 2002 from our audited financial statements. We have derived the statement of income and balance sheet data as of and for the ten months ended October 31, 2002 from the audited financial statements of our predecessor company. Our financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 are included elsewhere in this report.

	Tempur-Pedic International Inc									Predecessor
	2006		2005		2004		2003		Period From November 1, 2002 to December 31, 2002	Period From January 1, 2002 to October 31, 2002
Statement of Income Data:
Net sales	$945,045		$836,732		$684,866		$479,135		$60,644	$237,314
Cost of sales(1)	484,507		412,790		323,852		223,865		37,812	110,228

Gross profit	460,538		423,942		361,014		255,270		22,832	127,086
Operating expenses(2)	251,233		233,327		210,023		157,885		23,825	85,518

Operating income/(loss)	209,305		190,615		150,991		97,385		(993)	41,568
Interest expense, net	(23,920)		(20,264)		(23,550)		(20,521)		(2,955)	(6,292)
Other income/(expense)(3)	(10,620)		(3,879)		(5,254)		(15,662)		1,341	(2,899)

Income/(loss) before income taxes	174,765		166,472		122,187		61,202		(2,607)	32,377
Income taxes	62,443		67,143		47,180		23,627		640	12,436

Net income/(loss)	112,322		99,329		75,007		37,575		(3,247)	19,941
Preferred stock dividend	—		—		—		—		1,958	1,238

Net income/(loss) available to common stockholders	$112,322		$99,329		$75,007		$37,575		$(5,205)	$18,703

Balance Sheet Data (at end of period):
Cash and cash equivalents	$15,788		$17,855		$28,368		$14,230		$12,654	$6,380
Restricted cash(4)	—		—		—		60,243		—	—
Total Assets	725,666		702,311		639,623		620,349		448,593	199,641
Total senior debt	312,966		193,056		192,171		226,522		148,121	88,817
Total debt(5)	361,132		344,481		289,671		376,522		198,352	89,050
Redeemable preferred stock	—		—		—		—		—	15,331
Total Stockholders’ Equity	$213,348		$226,329		$213,621		$122,709		$151,606	$39,895
Other Financial and Operating Data (GAAP):
Depreciation and amortization(6)	$28,676		$27,882		$28,519		$23,975		$3,306	$10,383
Net cash provided by operating activities	$165,815		$102,249		$76,966		$46,950		$12,385	$22,706
Net cash used by investing activities	$(37,861)		$(86,584)		$(38,351)		$(71,107)		$(1,859)	$(4,646)
Net cash (used) provided by financing activities	$(132,476)		$(19,955)		$(28,507)		$26,574		$(4,221)	$(19,702)
Diluted earnings (loss) per share	$1.28		$.97		$0.73		$0.39		$(0.67)	N/A
Capital expenditures	$37,211		$84,881		$38,419		$32,597		$1,961	$9,175
Other Financial and Operating Data (non-GAAP):
Ratio of earnings to fixed charges(7)	6.6	x	7.9	x	5.9	x	3.6	x	—	5.1	x
Number of pillows sold, net(8)	2,463,107		2,535,981		2,896,786		2,751,221		—	—
Number of mattresses sold, net(8)	774,484		685,316		547,705		367,189		—	—

(1)	Includes $9.8 million in non-cash charges for the two months ended December 31, 2002 relating to the step-up in inventory as of November 1, 2002 relating to the Tempur Acquisition.
(2)

Includes $7.9 million, $6.9 million, $9.4 million, and $9.3 million in non-cash charges for the years ended December 31, 2006, 2005, 2004, and 2003, respectively. These amounts are comprised of $4.1 million, $4.0 million, $4.2 million, and $5.1 million in amortization of definite-lived intangibles in 2006, 2005, 2004, and 2003, respectively; and $ 3.8 million, $2.9 million, $5.2 million, and $4.2 million in non-cash stock-based compensation expense relating to restricted stock units, and stock option grants, in 2006, 2005, 2004, and 2003, respectively.

(3)

Includes $10.7 million in debt extinguishment charges for the redemption premium and write-off of deferred financing fees related to the redemption of $97.5 million of Senior Subordinated Notes (as defined below) for the year ended December 31, 2006, and $4.2 million in debt extinguishment charges relating to the write-off of deferred financing fees in connection with the Senior Credit Facility refinancing for the year ended December 31, 2005, and $5.4 million in debt extinguishment charges for the redemption premium related to the redemption of $52.5 million of Senior Subordinated Notes for the year ended December 31, 2004. For the year ended December 31, 2003, includes $13.7 million in debt extinguishment charges relating to the write-off of deferred financing fees, the write-off of original issue discount and prepayment penalties in connection with the recapitalization in August 2003.

(4)

As of December 31, 2003, we had approximately $60.2 million in restricted cash for the redemption of an aggregate principal amount of $52.5 million of Senior Subordinated Notes, the payment of a redemption premium of approximately $5.4 million and accrued interest expense of approximately $2.4, million which was paid in January 2004.

(5)	Includes $52.5 million in aggregate principal amount of Senior Subordinated Notes redeemed on January 23, 2004 for the year ended December 31, 2003.
(6)

Includes $ 3.8 million, $2.9 million, $5.2 million, and $4.2 million in non-cash stock-based compensation expense related to restricted stock units, stock option grants, and acceleration in 2006, 2005, 2004, and 2003, respectively

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

The following discussion and analysis should be read in conjunction with ITEM 6 “Selected Financial Data” in Part I of this report and the audited consolidated financial statements and accompanying notes thereto included elsewhere in this report. Unless otherwise noted, all of the financial information in this report is consolidated financial information for Tempur-Pedic International Inc. or its predecessor. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and ITEM 1A “Risk Factors” in Part I of this report. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

General—We are the leading manufacturer, marketer and distributor of premium mattresses and pillows which we sell globally in over 70 countries under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary pressure-relieving TEMPUR® material is temperature sensitive, has a high density and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

Business Segment Information—We have two reportable business segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The Domestic operating segment consists of our U.S. manufacturing facilities, whose customers include our U.S. distribution subsidiary and certain North American third party distributors. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Domestic operating segment. We evaluate segment performance based on Net sales and Operating income. For the purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Corporate office operating expenses and certain amounts for goodwill and other assets that are carried at the holding company level are included in the Domestic operating segment.

For a further discussion of factors that could impact operating results, see the section entitled “Factors That May Affect Future Performance” included within this section and “Risk Factors” in ITEM 1A, which are incorporated herein by reference.

Strategy and Outlook

Our long-term goal is to become the world’s largest bedding company. In order to achieve this goal, we expect to continue to pursue certain key strategies in 2007:

•	Maintain our focus on premium mattresses and pillows and to regularly introduce new products.

•	Invest in increasing our global brand awareness through targeted marketing and advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	Extend our presence and improve our account productivity in both the U.S. and International bedding stores.

•	Invest in our operating infrastructure to meet the requirements of our growing business, including investments in our research and development capabilities.

Results of Operations

Key financial highlights for 2006 include:

•

Our consolidated Net sales rose 13% to $945.0 million in 2006 from $836.7 million in 2005. Retail channel sales worldwide increased 19%. Sales in the Domestic Retail channel grew 22%. Sales in the International Retail channel increased 14%. Our Retail channel continues to be our largest and fastest growing channel and the principal driver of our growth in recent years.

•	Worldwide, mattress unit growth increased 13%. Domestic mattress unit growth was particularly robust, increasing 17%. International mattress unit growth was up 7%.

•	Our operating income increased $18.7 million or 10% to $209.3 million in 2006. Operating income as a percentage of Net sales was 22% for 2006 and 23% for 2005.

•	We repurchased 11.3 million shares of our common stock at a total cost of $144.0 million. These purchases were funded primarily by increased borrowings under our domestic revolving credit facility.

•	We made voluntary prepayments of $55.9 million on our Foreign term loan, in excess of our scheduled principal payments of $17.2 million, for a total principal reduction of $73.1 million.

•	We redeemed our 10 1/4 Senior Subordinated Notes due 2010 in December 2006, for $97.5 million, resulting in a loss on extinguishment of $10.7 million.

The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of Net sales:

(In millions, except earnings per share)	Year Ended December 31,
	2006		2005		2004
Net sales	$945.0	100%	$836.7	100%	$684.9	100%
Cost of sales	484.5	51	412.8	49	323.9	47

Gross Profit	460.5	49	423.9	51	361.0	53
Selling and marketing expenses	171.8	18	162.8	20	139.0	21
General and administrative and other	79.4	9	70.5	8	71.0	10

Operating income	209.3	22	190.6	23	151.0	22
Interest expense, net	(23.9)	(2)	(20.3)	(2)	(23.5)	(3)
Loss on debt extinguishment	(10.7)	(1)	(4.2)	(1)	(5.4)	(1)
Other income (expense), net	0.1	—	0.4	—	0.1	—

Income before tax provision	174.8	19	166.5	20	122.2	18
Income tax provision	62.5	7	67.2	8	47.2	7

Net Income	$112.3	12%	$99.3	12%	$75.0	11%

Earnings per share:
Diluted	$1.28		$0.97		$0.73

Weighted average shares outstanding:
Diluted	87.5		102.1		102.9

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

We sell our premium mattresses and pillows through four distribution channels: Retail, Direct, Healthcare, and Third party. The Retail channel sells to furniture and bedding, specialty and department stores. The Direct channel sells directly to consumers. The Healthcare channel sells to hospitals, nursing homes, healthcare professionals and medical retailers. The Third party channel sells to distributors in countries where we do not operate our own wholly-owned subsidiaries. The following table sets forth Net sales information, by channel:

	Consolidated		Domestic		International
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
($ in millions)	2006	2005	2006	2005	2006	2005
Retail	$759.8	$639.0	$518.0	$426.0	$241.8	$213.0
Direct	85.5	103.2	75.2	88.6	10.3	14.6
Healthcare	45.2	45.9	12.6	11.0	32.6	34.9
Third Party	54.5	48.6	16.0	10.7	38.5	37.9

	$945.0	$836.7	$621.8	$536.3	$323.2	$300.4

A summary of Net sales by product is set forth below:

	Consolidated		Domestic		International
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
($ in millions)	2006	2005	2006	2005	2006	2005
Net sales:
Mattresses	$651.9	$566.4	$455.7	$392.0	$196.2	$174.4
Pillows	126.5	126.2	60.1	54.0	66.4	72.2
Other	166.6	144.1	106.0	90.3	60.6	53.8

	$945.0	$836.7	$621.8	$536.3	$323.2	$300.4

Net units sold:
Mattresses	774,484	685,316	450,433	383,663	324,051	301,653
Pillows	2,463,107	2,535,981	1,192,423	1,100,725	1,270,684	1,435,256

Net sales. Net sales for the year ended December 31, 2006 increased to $945.0 million from $836.7, an increase of $108.3 million, or 13%. This increase in Net sales was primarily attributable to the continued progress on several of the key initiatives we put in place to accelerate growth, expand market share, and improve retail account productivity. During 2006, Net sales growth attributable to foreign currency exchange rate fluctuation was $2.1 million, which represented less than 1% of Net sales. The Retail channel increased $120.8 million, or 19% in 2006. The growth in our Retail channel reflects our focus on targeted penetration of furniture and bedding retail stores in both our Domestic and International markets. We also added new product offerings to our existing line in both our Domestic and International markets in 2006. Our Third party channel increased 12% while the Direct and Healthcare channels decreased 17%, and 2%, respectively. The increase in our Third party channel was primarily due to growth in our Canadian and other third party distributors in our Domestic segment.

Domestic. Domestic Net sales for the year ended December 31, 2006 increased to $621.8 million from $536.3 million for the same period in 2005, an increase of $85.5 million, or 16%. Our Domestic Retail channel delivered $518.0 million in Net sales for 2006. This is an increase of $92.0 million, or 22% over the prior year. The increase represents progress on several of the key initiatives we put in place to accelerate growth. We have improved account productivity by increasing sales and average slots per store in our Retail channel in both established and new accounts, expanded our Retail sales force and introduced new products. In 2006, we introduced two new mattress products, ‘The GrandBed by Tempur-PedicTM’ and ‘The RhapsodyBed by Tempur-PedicTM’. Consistent with prior years, in 2006 increasing distribution into new stores, including the addition of several new large Retail accounts, was a driver to our sales growth. As of December 31, 2006, our products were sold in approximately 6,050 furniture and bedding retail stores in the U.S., out of a total of approximately 10,000 stores we have targeted. We expect to enter between 7,000 and 8,000 of these stores over time. As we approach our store target, our growth strategy will increasingly be directed to the expansion of our business within our established accounts. Our Third party channel increased 50% due to our continued market share growth in Canada and in certain Central and South American countries. Our Direct channel decreased 15% primarily as a result of our Retail channel expansion. Healthcare increased $1.6 million, or 15%, as a result of our successful arrangements with leading industry distributors. Domestic mattress sales in 2006 increased $63.7 million, or 16%, over the same period in 2005 and pillow sales increased $6.1 million, or 11%.

International. International Net sales for the year ended December 31, 2006 increased to $323.2 million from $300.4 million for the same period in 2005, an increase of $22.8 million, or 8%. The International Retail channel Net sales increased $28.8 million, or 14%, for the year ended December 31, 2006. Net sales in our Third party channel increased $0.6 million, an increase of 2%. Our Direct and Healthcare channels had Net sales decreases of 29% and 7%, respectively. The growth in Retail sales is due to the addition of new stores to the channel and improved productivity of existing accounts. The decrease in our Direct channel is primarily related to the decision to change our Direct sales operation in several European markets in favor of a modified version of the program that directs potential customers to our Retail channel. Our Healthcare channel decreased primarily due to changes in certain countries’ government reimbursement policies. International mattress sales increased $21.8 million, or 13%, for 2006 and pillow sales decreased $5.8 million, or 8%, as compared to 2005.

Gross profit. Gross profit for the year ended December 31, 2006 increased to $460.5 million from $423.9 million for the same period in 2005, an increase of $36.6 million, or 9%. Gross margin for the year ended December 31, 2006 was 49%, as compared to 51% in the same period of 2005. Our margins were negatively impacted by several factors during the year ended December 31, 2006. First, our margins were impacted by the growth in our Retail channel because sales in our Retail channel are generally at wholesale prices. Second, our overall product mix has shifted to mattress and other products. Our mattresses generally carry lower margins than our pillows and are sold with lower margin products such as foundations and bed frames. Third, our gross margin was negatively impacted by discounted floor models. Finally, increases in raw material costs impacted our gross margin particularly in the first half of 2006. However, our productivity and sourcing initiatives largely offset the impact of these cost increases.

While there have been margin pressures due to product and channel mix and other factors, we have made improvements in several areas of our operations which have helped to offset these declines. Yields have increased substantially at our manufacturing facilities, and we have achieved cost savings through our sourcing and distribution initiatives. We anticipate gross margin to be slightly down for the full year 2007 as a result of the ramp-up of our new facility in New Mexico, as well as some minor impact related to channel and product mix; however, we feel that the decrease in our gross margins will be moderated by the continuation of our productivity initiatives.

Domestic. Domestic Gross profit for the year ended December 31, 2006 increased to $274.8 million from $240.7 million, an increase of $34.1 million, or 14%. The Gross profit margin in our Domestic segment was 44% and 45% for 2006 and 2005, respectively. For the year ended December 31, 2006, the Gross profit margin for the Domestic segment was impacted by the increase in our Retail channel sales and the discounting of floor models related to the introduction of new and refreshed mattress products and the addition of new Retail customers. These factors were offset by our ongoing productivity and global sourcing initiatives. Our Domestic Cost of sales increased to $347.0 million for the year ended December 31, 2006 as compared to $295.6 million for the year ended December 31, 2005, an increase of $51.4 million, or 17%.

International. International Gross profit for the year ended December 31, 2006 increased to $185.7 million from $183.2 million, an increase of $2.5 million, or 1%. The Gross profit margin in our International segment was 57% and 61% for 2006 and 2005, respectively. For the year ended December 31, 2006, the Gross profit margin for the International segment was impacted by continued Retail channel growth. During 2006, the International segment no longer shipped mattress units to the U.S., creating a decrease in International production capacity efficiencies. Product and geographic mix have adversely impacted our gross margins in this segment as pillow sales in Japan and to certain third party distributors have declined. Our International Cost of sales increased to $137.5 million for the year ended December 31, 2006, as compared to $117.2 million for the year ended December 31, 2005, an increase of $20.3 million, or 17%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, and sales force compensation and customer service. We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. Selling and marketing expenses increased to $171.8 million for the year ended December 31, 2006 as compared to $162.8 million for the year ended December 31, 2005, an increase of $9.0 million, or 1%. Selling and marketing expenses as a percentage of Net sales decreased to 18% during 2006 from 19% for 2005. For the year ended December 31, 2006, we recognized $0.4 million of compensation expense in selling and marketing expenses associated with the adoption of SFAS 123R, “Accounting for Stock Based Compensation” (SFAS 123R). Both total Selling and marketing expenses and advertising spending decreased as a percentage of Net sales. Our objective is to increase our advertising spending at the same rate as our revenue growth. However, in the third and fourth quarters of 2006, our advertising spending decreased. This decrease is attributable to the record campaign spending for the mid-term elections and its impact on available TV advertising space. Our Retail channel has lower selling expenses than our other channels on a combined basis and, accordingly, our Selling and marketing expenses as a percentage of our Net sales are affected by the level of our Retail sales as a percentage of our Net sales.

General and administrative and other. General and administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new product developments. General and administrative and other expenses increased to $79.4 million for the year ended December 31, 2006 as compared to $70.5 million for the year ended December 31, 2005, an increase of $8.9 million, or 13%. The increase was primarily attributable to increased investment in our information technology infrastructure, professional services, share based compensation expense related to the adoption of SFAS 123R, and research and development. For the year ended December 31, 2006, we recognized $1.9 million of compensation expense in general and administrative associated with the adoption of SFAS 123R. General and administrative and other expenses as a percentage of Net sales remained relatively flat for the year ended December 31, 2006 compared to the same period in 2005.

Interest expense, net. Interest expense, net includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, increased to $23.9 million for the year ended December 31, 2006 as compared to $20.3 million for the year ended December 31, 2005, a increase of $3.6 million, or 18%. This increase in interest expense is primarily attributable to higher Long-term debt levels that are directly related to our share repurchase program. During 2006 we also capitalized interest costs of $5.1 million related to the construction of our new manufacturing facility which offset our increased interest expenses.

Loss on debt extinguishment. Loss on debt extinguishment for the year ended December 31, 2006 was $10.7 million. Of that loss, $7.6 million relates to the early retirement premium associated with the full redemption of our 2003 Senior Subordinated Notes in December 2006 and non-cash write-off of $3.1 million in deferred financing charges. Loss on debt extinguishment for the year ended December 31, 2005 was $4.2 million and relates to recapitalization of our Senior Secured Credit Facility (as defined below).

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our domestic and foreign operations. For the year ended December 31, 2006, our Income tax provision also includes a benefit of $3.1 million related to a favorable foreign tax ruling affecting certain tax reserves. Our effective income tax rate for the year ended December 31, 2006 differed from the federal statutory rate principally because of the benefit from the elimination of certain tax reserves, certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain foreign net operating losses, and compensation expense associated with certain stock options granted prior to the initial public offering. Our effective income tax rate for the year ended December 31, 2005 differed from the federal statutory rate principally because of the effect of the charge for the foreign repatriation, the benefit from a favorable state tax ruling, certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain foreign net operating losses, and compensation expense associated with certain stock options granted prior to the initial public offering.

Our effective tax rate for the year ended December 31, 2006 was 35.7%. Excluding the impact of the tax reserve benefit described above, our effective tax rate would have been 37.5% for the year ended December 31, 2006. For the same period in 2005, the effective tax rate was 40.3%. Excluding the effects of the foreign repatriation and favorable state tax ruling our effective rate would have been 37.3% for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

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

A summary of Net sales by product is set forth below:

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

Net sales. Net sales for the year ended December 31, 2005 increased to $836.7 million from $684.9 million, an increase of $151.8 million, or 22%. This increase in Net sales was primarily attributable to the continued execution of our core strategy of investing to build our global brand awareness and penetrating existing channels. During 2005, Net sales growth attributable to foreign currency exchange rate fluctuation was $1.9 million, which represented less than 1% of Net sales. The Retail channel increased $149.5 million, or 31% in 2005. Additionally, we added new product offerings to our existing line in both our Domestic and International markets in 2005. Our Direct channel increased 4% while the Healthcare and Third party channels decreased 2%, and 1%, respectively. The decrease in our Third party channel was primarily due to weakness in our International pillow business, mainly in Japan. Consolidated pillow sales decreased approximately $11.8 million from 2004.

Although our Net sales rose 22% for the year ended December 31, 2005, our sales growth slowed considerably during 2005, with Net sales in the fourth quarter of 2005 increasing 9% as compared to the fourth quarter of 2004. Our growth rate in the last half of 2005 was adversely impacted by a number of factors. We experienced weaker than expected demand from our specialty retail channel for pillows and mattresses. In addition, we opened or expanded distribution in several large Domestic accounts later in the year than we had originally expected, which impacted our level of sell through. We launched several initiatives to accelerate Domestic sales growth and otherwise strengthen our business in 2006. These initiatives included expanding our retail sales force in both the U.S. and internationally and increasing our marketing investment around the world to continue building our brand awareness.

Domestic. Domestic Net sales for the year ended December 31, 2005 increased to $536.3 million from $430.8 million for the same period in 2004, an increase of $105.5 million, or 24%. Our Domestic Retail channel continued to be our largest channel, with $426.0 million in Net sales for 2005. This is an increase of $98.9 million, or 30% over the prior year. This increase was primarily a result of our expanded distribution for our products into additional retail furniture and bedding stores. In 2005, we added approximately 1,210 retail furniture and bedding doors and introduced two new mattress products, ‘The EuroBed by Tempur-PedicTM’ and ‘The OriginalBed by Tempur-PedicTM’. Our Third Party channel increased 34% due to the continued focus on expanding our distribution network in North, Central and South America. Our Direct channel grew 5%, while our Healthcare channel decreased 4%. Domestic mattress sales in 2005 increased $89.5 million, or 30%, over the same period in 2004. Pillow sales decreased $0.4 million, or 1%. During 2004, pillow sales were positively impacted by the launch of a new pillow line with one of our largest Retail channel customers. While we launched a new pillow product in 2005 with the same customer, we did not receive the same positive market response as we did in 2004.

International. International Net sales for the year ended December 31, 2005 increased to $300.4 million from $254.1 million for the same period in 2004, an increase of $46.3 million, or 18%. The largest channel in our International segment continued to be our Retail channel, which increased $50.6 million, or 31%, for the year ended December 31, 2005. The growth in Retail sales is due to the addition of new stores to the channel and successful new product launches during the year. We added approximately 800 furniture retail and department store doors in 2005 and increased distribution of our Scandinavian Bed Collection in Europe which was previously only available in the Nordic region. Our Direct, Healthcare, and Third party channels had sales decreases of 6%, 1%, and 8%, respectively. The decrease in our Direct channel was primarily related to the decision to change our Direct sales operation in several European markets in favor of a modified version of the program that directs potential customers to furniture retail and department stores that sell our products. Our Healthcare channel decreased primarily due to changes in certain countries government reimbursement policies. Our Third Party channel decreased due to strategic changes in our International Third Party channel in Asia that we implemented in order to protect our subsidiary distribution in the region. International mattress sales increased $43.6 million, or 33%, for 2005. Pillow sales decreased $11.4 million, or 14%, as compared to 2004.

Gross profit. Gross profit for the year ended December 31, 2005 increased to $423.9 million from $361.0 million for the same period in 2004, an increase of $62.9 million, or 17%. Our margins were impacted by the relative rate of growth in our Retail channel. Sales in our Retail channel are generally at wholesale prices. The overall shift in our product mix to mattresses was also a factor because our mattresses generally carry lower margins than our pillows. Our margins were also impacted by changes in our manufacturing capacity, which affected utilization.

Increases in shipping costs reduced our margins in 2005. We began importing several mattress models from Europe in the first quarter of 2005, and we continued importing through the end of the third quarter in order to build the necessary stock levels of the EuroBed that was introduced to the U.S. during the year. Therefore, we incurred additional freight costs to bring this inventory from Europe. As a result of sales in the U.S. growing at a slower rate than expected, increased productivity at our U.S. manufacturing facility and the new capability to make EuroBed mattresses in our U.S. manufacturing facility, we no longer imported mattresses from Denmark. Increases in raw materials costs also reduced our margin.

Domestic. Domestic Gross profit for the year ended December 31, 2005 increased to $240.7 million from $211.7 million, an increase of $29.0 million, or 14%. The Gross profit margin in our Domestic segment was 45% and 49% for 2005 and 2004, respectively. For the year ended December 31, 2005, the Gross profit margin for the Domestic segment was impacted by the increase in our Retail channel sales, the increased freight costs of importing products from our Danish manufacturing facility, and increases in raw materials costs. In addition, during the third quarter, we simultaneously introduced the EuroBed and the OriginalBed and succeeded in placing these products with a large number of retailers. However, as part of this rollout process, we discounted showroom floor models for retail accounts and this negatively impacted our gross profit margins. We completed the majority of these rollouts during 2005. Our Domestic Cost of sales increased to $295.6 million for the year ended December 31, 2005 as compared to $219.1 million for the year ended December 31, 2004, an increase of $76.5 million, or 35%.

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

Selling and marketing expenses. Selling and marketing expenses increased to $162.8 million for the year ended December 31, 2005 as compared to $139.0 million for the year ended December 31, 2004, an increase of $23.8 million, or 17%. The increase in Selling and marketing expenses was due to additional spending on advertising, sales compensation and point of purchase materials. Selling and marketing expenses as a percentage of Net sales decreased to 20% during 2005 from 21% for 2004. The decrease was due primarily to the increase in the Net sales of our Retail channel.

General and administrative and other. General and administrative and other expenses decreased to $70.5 million for the year ended December 31, 2005 as compared to $71.0 million for the year ended December 31, 2004, a decrease of $0.5 million, or 1%. While costs such as depreciation, salary expenses and property and franchise taxes increased in connection with our continued growth, other costs such as stock-based compensation and compliance with the Sarbanes-Oxley Act of 2002 requirements decreased. General and administrative and other expenses as a percentage of Net sales were 8% and 10% for the years ended December 31, 2005 and December 31, 2004, respectively. The decrease as a percentage of sales was due to increased operating leverage from fixed administrative costs. Additionally, the costs of complying with the Sarbanes-Oxley Act of 2002 requirements were substantially less than the prior year, when we incurred the costs of first year compliance.

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

Loss on debt extinguishment. Loss on debt extinguishment for the year ended December 31, 2005 was $4.2 million. Of that loss, $0.7 million relates to the write-off of deferred financing fees associated with the European Term A Loan, which was prepaid on March 31, 2005. In the fourth quarter of 2005, we also incurred non-cash write-off of $3.5 million related to deferred financing charges from our prior secured senior credit facility. Loss on debt extinguishment for the year ended December 31, 2004 was $5.4 million and relates to our redemption in January 2004 of $52.5 million aggregate principal amount of the outstanding Senior Subordinated Notes.

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our domestic and foreign operations. For the year ended December 31, 2005, our Income tax provision also included an expense of $6.6 million related to the repatriation of foreign earnings under the provisions of the Jobs Creation Act of 2004 and a benefit of $1.6 million related to a favorable state tax ruling. Our effective income tax rates for the year ended December 31, 2005 and for the year ended December 31, 2004 differed from the federal statutory rate principally because of the effect of the charge for the repatriation in 2005, the benefit from the favorable state tax ruling in 2005, certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain foreign net operating losses, and compensation expense associated with certain options granted prior to the initial public offering.

Our effective tax rate for the year ended December 31, 2005 was 40.3%. Excluding the impact of the transactions and adjustments described above, our effective tax rate would have been 37.3% for the year ended December 31, 2005. For the same period in 2004, the effective tax rate was 38.6%.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations and borrowings. Our principal uses of funds consist of capital expenditures, payments of principal and interest on our debt facilities, and share repurchases made from time to time pursuant to a share repurchase program. At December 31, 2006, we had working capital of $105.8 million including Cash and cash equivalents of $15.8 million as compared to working capital of $107.3 million including $17.9 million in Cash and cash equivalents as of December 31, 2005. Working capital remained relatively flat for the year ended December 31, 2006 compared to the same period in 2005.

Our cash flow from operations increased to $165.8 million for the year ended December 31, 2006 as compared to $102.2 million for the year ended December 31, 2005. The increase in operating cash flows was primarily related to our efforts to improve our cash cycle. Decreases in our inventory levels provided an increase in operating cash flows of $39.7 million for the year ended December 31, 2006 as compared to the same period in 2005. Net income for the year ended December 31, 2006 increased $13.0 million compared to the year ended December 31, 2005.

Net cash used in investing activities decreased to $37.9 million for the year ended December 31, 2006 as compared to $86.6 million for the year ended December 31, 2005, a decrease of $48.7 million. Investing activities in the year ended December 31, 2006 consisted primarily of $19.4 million related to the construction of our new manufacturing facility in New Mexico, as compared to $73.0 million for the year ended December 31, 2005.

Cash flow used by financing activities was $132.5 million for the year ended December 31, 2006 as compared to $20.0 million for the year ended December 31, 2005, representing an increase in cash flow used of $112.5 million. The increase was primarily due to $144 million in repurchases of our common stock. In addition we redeemed $97.5 million of our Senior Subordinated Notes and made payments totaling $73.1 million on our Foreign Term Loan, both of which were funded by borrowings under our 2005 Senior Credit Facility. Our financing activities were also impacted by $7.7 million in excess tax benefits of stock based compensation resulting from the adoption of SFAS 123R.

Capital Expenditures

Capital expenditures totaled $37.2 million for year ended December 31, 2006, including $5.2 million in capitalized interest costs related to the construction of our new manufacturing facility discussed below. Capital expenditures totaled $84.9 million for the year ended December 31, 2005. We currently expect our 2007 capital expenditures to be approximately $20.0 million. As of December 31, 2006, we had capital commitments of $0.8 million.

In order to meet anticipated future demands for our products, we built a third manufacturing facility in Albuquerque, New Mexico. Construction on this facility began in September 2004 and was completed in the fourth quarter of 2006. We successfully completed qualifying and testing on our new facility during the fourth quarter of 2006. In January 2007, we began mattress production. Our total capital expenditures related to this facility were approximately $100.0 million. This facility will allow us to meet the demands for our products primarily in the western U.S. as well as certain third party distributors.

In 2004, we completed expansions of both our other manufacturing facilities. Our Danish facility expansion cost approximately $18.4 million, and our Duffield, Virginia facility expansion cost approximately $21.0 million. The additional production capacity at our U.S. manufacturing facility in Duffield allowed us to significantly increase our mattress manufacturing capacity. The expansion at our Danish facility allowed us to meet the demands for our International operations.

Debt Service

Secured Credit Financing. On October 18, 2005, we entered into a credit agreement with a syndicate of banks (2005 Senior Credit Facility). We used proceeds from the 2005 Senior Credit Facility to pay off amounts under our prior senior credit facility and an unsecured revolving credit facility, among other things. The prior senior credit facility was terminated upon repayment. On February 8, 2006 and on December 13, 2006 we entered into amendments to the 2005 Senior Credit Facility, which increased availability and amended one financial covenant.

The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $454 million. The domestic credit facility is a five-year, $324 million revolving credit facility (Domestic Revolver). Availability under the Domestic Revolver is reduced by $3 million each quarter, beginning with the second quarter of 2006. The foreign credit facilities consist of a $20 million revolving credit facility (Foreign Revolver) and $110 million term loan (Foreign Term Loan). The various credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in the 2005 Senior Credit Facility, plus one of the following indexes: LIBOR and for U.S. dollar-denominated loans only, a base rate. The base rate for the U.S. dollar-denominated loans is defined as the higher of either the Bank of America prime rate or the Federal Funds rate plus .50%. We also pay an annual facility fee on the total amount of the 2005 Senior Credit Facility. The facility fee is calculated based on the consolidated leverage ratio and ranges from .175% to .35%.

The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International Inc., Tempur World, LLC and Tempur World Holdings, LLC, as well as certain other of our subsidiaries, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all U.S. assets. The maturity date of the 2005 Senior Credit Facility is October 18, 2010. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting us, among the most significant of which are a fixed charge coverage ratio requirement and a consolidated leverage ratio requirement. We were in compliance with all covenants as of December 31, 2006.

On February 8, 2006, we entered into an amendment to our 2005 Senior Credit Facility, with certain of our subsidiaries and a syndicate of banks. The amendment, among other things: increased the amount available under the 2005 Senior Credit Facility’s Domestic Revolver from $200 million to $260 million; decreased the amount available under the 2005 Senior Credit Facility’s Foreign Revolver from $30 million to $20 million, and amended and restated the covenant in the 2005 Senior Credit Facility addressing maintenance of a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2005 Senior Credit Facility) to make the covenant less restrictive.

On December 13, 2006, we entered into another amendment to the 2005 Senior Credit Facility, with certain of our subsidiaries and a syndicate of banks. The amendment, among other things: increased the amount available under the 2005 Senior Credit Facility’s Domestic Revolver from $254 million to $324 million, amended the definition of Consolidated Fixed Charges (as defined in the 2005 Senior Credit Facility) and provided for the Company’s ability to increase the Domestic Revolver by an additional $50 million at the discretion of the Company. On February 22, 2007, we exercised this option to increase the Domestic Revolver.

At December 31, 2006, we had a total of $344 million of long-term revolving credit facilities under the 2005 Senior Credit Facility, which was comprised of the $324 million Domestic Revolver and the $20 million Foreign Revolver, referred to collectively as the Revolvers. The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $52 million at December 31, 2006. After giving effect to letters of credit and $253.5 million in borrowings under the Domestic Revolver, the $14.7 million under the Foreign Revolver and the quarterly reduction in the Domestic Revolver, total availability under the Revolvers was $25.8 as of December 31, 2006.

Industrial Revenue Bonds. On October 27, 2005, Tempur Production USA, Inc., one of our subsidiaries completed an industrial revenue bond financing for the construction and equipping of our new manufacturing facility (the Project) located in Bernalillo County, New Mexico. Under the terms of the financing, Bernalillo County will issue up to $75 million of Series 2005A Taxable Variable Rate Industrial Revenue Bonds (the Series A Bonds). The Series A Bonds will be marketed to third parties by a remarketing agent and secured by a letter of credit issued under our Domestic Revolver and purchased by qualified investors. The Series A Bonds have a final maturity date of September 1, 2030. The interest rate on the Series A Bonds is a weekly rate set by the remarketing agent, in its sole discretion, though the interest rate may not exceed the lesser of the highest rate allowed under New Mexico law or 12% per annum. On October 27, 2005, Tempur Production USA, Inc made an initial draw of $53.9 million on the Series A Bonds. We used proceeds from the Series A Bonds to pay down the prior domestic revolving credit facility, among other things. We expect to complete our last draw on the Series A Bonds during 2007.

Bernalillo County will also issue up to $25.0 million of Series 2005B Taxable Fixed Rate Industrial Revenue Bonds. The Series B Bonds will be sold to Tempur World LLC, will not be secured by the letter of credit described above, and will be held by Tempur World, LLC, representing our equity in the Project. The Series B Bonds have a final maturity date of September 1, 2035. The interest rate on the Series B Bonds is fixed at 7.75%. On October 27, 2005, we made an initial draw of $18.0 million under the Series B Bonds, which was transferred to and used by Tempur World LLC to purchase Series B Bonds.

On October 27, 2005, Tempur Production USA, Inc. transferred its interest in the Project to Bernalillo County, and Bernalillo County leased the Project back to Tempur Production USA, Inc. on a long-term basis with the right to purchase the Project for one dollar when the Series A and Series B Bonds, (the Bonds), are retired. Pursuant to the lease agreement, Tempur Production USA, Inc. will pay rent to Bernalillo County in an amount sufficient to pay debt service on the Bonds and certain fees and expenses. The Bonds are not general obligations of Bernalillo County, but are special, limited obligations payable solely from bond proceeds, rent paid by Tempur Production USA, Inc. under the lease agreement, and other revenues. The substance of the transaction is that Bernalillo County issued the Bonds on behalf of Tempur Production USA, Inc. Therefore, we have recorded the obligation as long-term debt of $53.9 million in our consolidated balance sheet as of the date of the transaction.

Senior Subordinated Notes. In 2003, we issued an aggregate principal amount of $150 million of 10.25% Senior Subordinated Notes due 2010 (Senior Subordinated Notes).

On January 23, 2004, we redeemed an aggregate principal amount of $52.5 million of outstanding Senior Subordinated Notes. The redemption price was 110.25% of the principal amount plus accrued interest, and the redemption was funded with a portion of the net proceeds from the initial public offering of Tempur-Pedic International Inc. We reflected the $5.4 million redemption premium as a Loss on extinguishment of debt included in Other income (expense), net in the year ended December 31, 2004.

On December 29, 2006, we redeemed in full the outstanding aggregate principal amount of $97.5 million of Senior Subordinated Notes. The redemption price was 107.815% of the principal amount. We reflected the $7.6 million redemption premium and the $3 million related to the non-cash write-off of deferred financing fees as a Loss on extinguishment of debt included in Other income (expense), net in the year ended December 31, 2006.

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

Share Repurchase Program. On October 18, 2005, our Board of Directors authorized the repurchase of up to $80.0 million of our common stock. Share repurchases under this program were made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we deemed appropriate. During 2005, we repurchased 6.8 million shares, at a total cost of $76.0 million. We funded these share repurchases from borrowings under the 2005 Senior Credit Facility and funds from operations. On January 25, 2006, our Board of Directors amended the share repurchase program described above to increase the total authorization by an additional $100.0 million. On May 22, 2006, our Board of Directors further amended the share repurchase program to increase the total authorization under the share repurchase program by an additional $40.0 million for a total authorization to purchase up to $220.0 million of Tempur-Pedic International Inc.’s common stock. During 2006, we repurchased 11.3 million shares at a total cost of $144.0 million. As of December 31, 2006, we had completed the existing share repurchase authorization. The share repurchases were funded from borrowings under the 2005 Senior Credit Facility and funds from operations.

On January 25, 2007, the Board of Directors authorized the repurchase of up to $100.0 million of common stock. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we deemed appropriate. This share repurchase program may be suspended, limited or terminated at any time without notice. As of February 26, 2007, we have repurchased 0.2 million shares under this authorization for a total of $6.2 million.

Dividend Program. In the first quarter of 2007, the Board of Directors approved an annual cash dividend of $0.24 per share annually, to be paid in quarterly installments to the owners of our common stock. The Board declared a first quarter dividend of $0.06 per share that will be distributed on March 14, 2007 to stockholders of record as of February 27, 2007. This annual cash dividend program may be limited, suspended, or terminated at any time without prior notice. We had never previously declared a cash dividend for our common stock.

Future Liquidity Sources

Our primary sources of liquidity are cash flow from operations and borrowings under our Revolvers. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 31, 2006, we had $361.1 million in total Long-term debt outstanding, and our Stockholders’ Equity was $213.4 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $21.8 million in 2007.

Based upon the current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under our Revolvers will be adequate to meet our anticipated debt service requirements, capital expenditures, share repurchases, dividend payments and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our 2005 Senior Credit Facility or otherwise to enable us to service our indebtedness or to make anticipated capital expenditures.

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2006 are summarized below:

	Payment Due By Period
Contractual Obligations ($ in millions)	2007	2008	2009	2010	2011	After 2011	Total Obligations
Long-term debt	$19.5	$19.5	$19.4	$16.5	$276.0	$10.2	$361.1
Operating leases	4.3	3.7	3.1	2.3	2.1	5.7	21.2
Capital expenditure commitments	0.8	—	—	—	—	—	0.8

Total	$24.6	$23.2	$22.5	$18.8	$278.1	$15.9	$383.1

Factors That May Affect Future Performance

Managing Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $945.0 million for 2006. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhanced operating and financial infrastructure and information systems and continued expansion of the human resources in our operations. Our expenditures for advertising and other marketing-related activities are made as advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

Competition—Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. We compete with a number of different types of mattress alternatives, including standard innerspring mattresses, other foam mattresses, waterbeds, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture and bedding stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs.

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

In addition, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business by expanding our sales force as necessary and extending our product line. Expansion gives our salespeople fewer stores to call on, resulting in more time spent with each retail location so they can work with them on merchandising, training and educating retail associates about the benefits of our products. Additionally, by extending our product line, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level which should lead to increased sales.

Expanding distribution into new stores is also a source of growth opportunities. Our products are currently sold in approximately 6,050 furniture and bedding retail stores in the U. S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market of approximately 10,000 stores, our plan is to increase our total penetration to a total of 7,000 to 8,000 over time. Our products are also sold in approximately 4,450 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

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

We are also focused on the hospitality industry and have recently devoted increased resources to this important area. We believe there are growth opportunities for our products through this channel as well as the opportunity to increase consumer trial and brand awareness. We have now retained approximately 20 independent sales representatives who are targeting certain hotel chains and attending hospitality trade shows. In addition, we have started an advertising campaign focused on this market segment.

Financial Leverage—As of December 31, 2006, we had $361.1 million of Long-term debt outstanding, and our Stockholders’ Equity was $213.4 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. We believe that operating margins combined with the inherent operating leverage in the business will enable us to continue de-leveraging the business in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Credit Facility, or otherwise, to enable us to de-leverage the business.

Exchange Rates—As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic International subsidiaries and their customers and suppliers, as well as between the Tempur-Pedic International subsidiaries themselves. These hedging transactions may not succeed in managing our foreign currency exchange rate risk.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates.

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

Impairment of Goodwill, Intangibles and Long-Lived Assets—Goodwill reflected in our Consolidated Balance Sheets consists of the purchase price from the acquisition of Tempur World, Inc. in November 2002 (the Tempur Acquisition) in excess of the estimated fair values of identifiable net assets as of the date of the Tempur Acquisition. Intangibles consist of trademarks for various brands under which our products are sold. Other intangibles include our customer database for our direct channel, process technology and the formulation of our pressure-relieving TEMPUR® material.

We follow Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. We perform an annual impairment test on all existing goodwill in the fourth quarter of each year. We performed the annual impairment test in the fourth quarter of 2006 on all existing goodwill and no impairment existed as of December 31, 2006. If facts and circumstances lead our management to believe that one of our other amortized intangible assets may be impaired, we will evaluate the extent to which the related cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary. Although we believe our estimates and judgments are reasonable, different assumptions and judgments could result in different impairment, if any, of some or all of our recorded Goodwill and indefinite-lived intangibles of $269.0 million as of December 31, 2006 and $273.9 million as of December 31, 2005.

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

Stock-Based Compensation—In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, “Share-Based Payment” (SFAS 123R), which is a revision of SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. We adopted SFAS 123R on January 1, 2006 using the modified prospective method for the transition. See “ITEM 8. Financial Statements and Supplementary Data—Note 1 in the Notes to Condensed Consolidated Financial Statements” in Part II of this report for further discussion of our adoption of SFAS 123R.

Impact of Recently Issued Accounting Pronouncements

See “ITEM 8. Financial Statements and Supplementary Data—Note 2 of the Notes to Consolidated Financial Statements” in Part II of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

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

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at December 31, 2006, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $1.3 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

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

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On December 31, 2006, we had variable-rate debt of approximately $360.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $3.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, ITEM 15 of this report and are presented beginning on page 45.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2006 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2006.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on management’s assessment of our internal control over financial reporting as of December 31, 2006. That report appears on page 43 of this report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tempur-Pedic International Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that Tempur-Pedic International Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Louisville, Kentucky

February 26, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Business Conduct and Ethics within the meaning of Item 406(b) of Regulation S-K. The Code applies to our employees, executive officers and directors. Our Code of Business Conduct and Ethics is publicly available on our website at www.tempurpedic.com/ir.

If we make substantive amendments to our Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four business days of such amendment or waiver.

Audit Committee Financial Expert

The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2007 Annual Meeting of Stockholders (the Proxy Statement) under the sections entitled “Proposal One—Election of Directors,” and “Board of Directors’ Meetings, Committees of the Board and Related Matters—Committees of the Board.”

Information relating to executive officers is set forth in Part I of this report following ITEM 1 under the caption “Executive Officers of the Registrant.” The other information required by this Item is incorporated herein by reference from the Proxy Statement under the sections entitled “Proposal One—Election of Directors,” “Board of Directors’ Meetings, Committees of the Board and Related Matters—Committees of the Board,” “Corporate Governance” and “Executive Compensation and Related Information.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Executive Compensation and Related Information.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Principal Security Ownership and Certain Beneficial Owners” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Executive Compensation and Related Information—Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Proposal Two—Ratification of Independent Auditors—Fees for Independent Auditors During Fiscal Year Ended December 31, 2006” and “—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	Financial statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
2.	Financial Statement Schedule:
Schedule II—Valuation of Qualifying Accounts and Reserves

All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

3.	Exhibits:

The following is an index of the exhibits included in this report or incorporated herein by reference.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of October 4, 2002, among Fagerdala Holding B.V., Fagerdala Industri A.B., Chesterfield Properties Limited, Viking Investments S.a.r.l., Robert B. Trussell, Jr., David C. Fogg, Jeffrey P. Heath, H. Thomas Bryant, Tempur-Pedic International Inc., TWI Acquisition Corp. and Tempur World, Inc.(1)

3.1	Amended and Restated Certificate of Incorporation of Tempur-Pedic International Inc.(2)

3.2	Amended and Restated By-laws of Tempur-Pedic International Inc.(2)

4.1	Specimen certificate for shares of common stock.(2)

10.1	Credit Agreement, dated as of October 18, 2005, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, Inc., Banc of America, N.A., as administrative agent, Nordea Bank Denmark A/S, Suntrust Bank, and Fifth Third Bank.(11)

10.2	Amendment No. 1 to Credit Agreement, dated as of February 8, 2006, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, Inc., Banc of America, N.A., as administrative agent, Nordea Bank Denmark A/S, Suntrust Bank, and Fifth Third Bank.(12)

10.3	Amendment No. 2 to Credit Agreement dated as of October 18, 2005, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, Tempur-Pedic International, Inc., Tempur World LLC, and Tempur World Holdings, LLC and certain other subsidiaries as guarantors, Bank of America, N.A., Nordea Bank Danmark A/S, Fifth Third Bank, SunTrust Bank, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A.

10.4	Trust Indenture, dated September 1, 2005, by and between Bernalillo County and The Bank of New York Trust Company, N.A., as Trustee.(11)

10.5	Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc.(11)

10.6	Bond Purchase Agreement, dated October 26, 2005, by and among Banc of America Securities LLC, Tempur Production USA, Inc. and Bernalillo County.(11)

10.7	Bond Purchase Agreement, dated October 26, 2005, by and among Tempur World LLC, Tempur Production USA, Inc. and Bernalillo County.(11)

10.8	Remarketing and Interest Services Agreement, dated September 1, 2005, by and between Tempur Production USA, Inc. and Banc of America Securities LLC.(11)

10.9	Mortgage, Assignment, Security Agreement and Fixture Filing, dated as of October 27, 2005, by and between Bernalillo County and Tempur Production USA, Inc.(11)

10.10	Registration Rights Agreement dated as of November 1, 2002, among Tempur-Pedic International Inc., Friedman Fleischer & Lowe Capital Partners, LP, FFL Executive Partners, LP, TA IX, L.P., TA/Atlantic and Pacific IV, L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P., TA/Advent VIII L.P., TA Investors LLC, TA Subordinated Debt Fund, L.P., Gleacher Mezzanine Fund I, L.P., Gleacher Mezzanine Fund P, L.P. and the investors listed on Schedule I thereto.(1)

10.11	Tempur-Pedic International Inc. 2002 Stock Option Plan.(1)(15)

10.12	Tempur-Pedic International Inc. 2003 Equity Incentive Plan.(2)(15)

10.13	Tempur-Pedic International Inc. 2003 Employee Stock Purchase Plan.(2)(15)

10.14	Employment and Noncompetition Agreement dated as of June 29, 2006 and effective as of April 28, 2006, between Tempur-Pedic International Inc. and H. Thomas Bryant.(1)(15)

10.15	Employment and Noncompetition Agreement dated as of July 11, 2003, between Tempur World, Inc. and Dale E. Williams.(1)(15)

10.16	Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery.(5)(15)

10.17	Stock Option Agreement dated as of July 13, 2004 between Tempur-Pedic International Inc. and Sir Paul Judge.(7)(15)

10.18	Stock Option Agreement dated as of March 12, 2004 between Tempur-Pedic International Inc. and Nancy F. Koehn.(8)(15)

10.19	Stock Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and Robert B. Trussell, Jr.(9)(15)

10.20	Stock Option Agreement dated as of February 24, 2003 between Tempur-Pedic International Inc. and David Montgomery.(9)(15)

10.22	Stock Option Agreement dated as of July 7, 2003 between Tempur-Pedic International Inc. and Dale E. Williams.(9)(15)

10.23	Stock Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and H. Thomas Bryant.(9)(15)

10.25	Stock Option Agreement dated as of November 1, 2002 between Tempur-Pedic International Inc. and H. Thomas Bryant.(9)(15)

10.26	Stock Option Agreement dated as of November 1, 2002 between Tempur-Pedic International Inc. and Robert B. Trussell, Jr.(9)(15)

10.27	Stock Option Agreement dated as of March 26, 2003 between Tempur-Pedic International Inc. and Francis A. Doyle.(9)(15)

10.28	Stock Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and Francis A. Doyle.(9)(15)

10.29	Stock Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and David Montgomery.(9)(15)

10.30	Employment and Noncompetition Agreement dated as of December 1, 2004, between Tempur-Pedic International Inc. and Matthew D. Clift.(10)(15)

10.31	Option Agreement dated as of December 1, 2004 between Tempur-Pedic International Inc. and Matthew D. Clift.(10)(15)

10.32	Restricted Stock Unit Award Agreement dated as of December 1, 2004 between Tempur-Pedic International Inc. and Matthew D. Clift.(10)(15)

10.33	Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Matthew D. Clift.(15)

10.34	Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Sir Paul Judge.(15)

10.35	Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Nancy F. Koehn.(15)

10.36	Stock Option Agreement dated as of June 26, 2006 between Tempur-Pedic International Inc. and H. Thomas Bryant.(13)(15)

10.37	Stock Option Agreement dated May 2, 2005 between Tempur-Pedic International Inc. and Bhaskar Rao.(13)(15)

10.38	Stock Option Agreement dated October 25, 2005 between Tempur-Pedic International Inc. and Bhaskar Rao.(13)(15)

10.39	Stock Option Agreement dated February 16, 2006 between Tempur-Pedic International Inc. and Bhaskar Rao.(13)(15)

10.40	Stock Option Agreement dated May 11, 2006 between Tempur-Pedic International Inc. and Bhaskar Rao.(13)(15)

10.41	Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and David Montgomery.(13)(15)

10.42	Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and Dale E. Williams.(13)(15)

10.43	Form of Stock Option Agreement under the 2003 Equity Incentive Plan.(13)(15)

10.44	Employment Agreement dated as of July 18, 2006 between Tempur-Pedic International Inc. and Richard Anderson.(14)(15)

21.1	Subsidiaries of Tempur-Pedic International Inc.

23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney of Tempur-Pedic International Inc. (included on the signature pages hereof).

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) filed with the Commission on September 23, 2003.
(2)	Incorporated by reference from Amendment No. 3 to the Registrant’s registration statement on Form S-1 (File No. 333-109798) filed with the Commission on December 12, 2003.
(3)	Incorporated by reference from Amendment No. 3 to the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) filed with the Commission on February 27, 2004.
(4)	Incorporated by reference from Amendment No. 4 to the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) filed with the Commission on April 5, 2004.
(5)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) filed with the Commission on October 30, 2003.
(6)	Incorporated by reference from Amendment No. 2 to the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) filed with the Commission on November 25, 2003.
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2004.
(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 2004.
(9)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-120151) filed with the Commission on November 9, 2004.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2004.
(11)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on March 14, 2006.
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2006.
(13)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2006.
(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2006.
(15)	Indicates management contract or compensatory plan or arrangement.
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: February 28, 2007	By: /s/ H. THOMAS BRYANT
H. Thomas Bryant Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 28th of February, 2007, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/S/ H. THOMAS BRYANT H. Thomas Bryant	President, Chief Executive Officer (Principal Executive Officer) and Director

/S/ DALE E. WILLIAMS Dale E. Williams	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

/S/ BHASKAR RAO Bhaskar Rao	Chief Accounting Officer and Vice President of Strategic Planning (Principal Accounting Officer)

/S/ JEFFREY S. BARBER Jeffrey S. Barber	Director

/S/ FRANCIS A. DOYLE Francis A. Doyle	Director

/S/ NANCY F. KOEHN Nancy F. Koehn	Director

/S/ SIR PAUL JUDGE Sir Paul Judge	Director

/S/ CHRISTOPHER A. MASTO Christopher A. Masto	Director

/S/ P. ANDREWS MCLANE P. Andrews McLane	Director

/S/ ROBERT B. TRUSSELL, JR. Robert B. Trussell, Jr.	Director

/S/ PETER K HOFFMAN Peter K. Hoffman	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Tempur-Pedic International Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tempur-Pedic International Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” using the modified-prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky

February 26, 2007

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net sales	$945,045	$836,732	$684,866
Cost of sales	484,507	412,790	323,852

Gross profit	460,538	423,942	361,014

Selling and marketing expenses	171,787	162,808	139,048
General and administrative expenses	75,718	67,823	68,692
Research and development expenses	3,728	2,696	2,283

Operating income	209,305	190,615	150,991

Other income (expense), net:
Interest expense, net	(23,920)	(20,264)	(23,550)
Loss on debt extinguishment	(10,722)	(4,245)	(5,381)
Other income (expense), net	102	366	127

Total other expense	(34,540)	(24,143)	(28,804)

Income before income taxes	174,765	166,472	122,187
Income tax provision	62,443	67,143	47,180

Net income	$112,322	$99,329	$75,007

Earnings per share:
Basic	$1.32	$1.01	$0.77

Diluted	$1.28	$0.97	$0.73

Weighted average shares outstanding:
Basic	84,922	98,012	97,695

Diluted	87,530	102,144	102,876

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$15,788	$17,855
Accounts receivable, net	142,059	111,726
Inventories	61,736	81,064
Prepaid expenses and other current assets	8,002	11,072
Income taxes receivable	588	19
Deferred income taxes	9,383	6,532

Total Current Assets	237,556	228,268
Property, plant and equipment, net	215,428	193,224
Goodwill	198,207	199,962
Other intangible assets, net	70,826	73,908
Deferred financing and other non-current assets, net	3,649	6,949

Total Assets	$725,666	$702,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,297	$33,639
Accrued expenses and other	63,973	56,570
Current portion of long-term debt	19,497	30,770

Total Current Liabilities	131,767	120,979
Long-term debt	341,635	313,711
Deferred income taxes	38,536	40,386
Other non-current liabilities	380	906

Total Liabilities	512,318	475,982

Commitments and Contingencies (see Note 7)

Stockholders’ Equity:
Common stock, $0.01 par value, 300,000 shares authorized; 99,215 shares issued in 2006 and in 2005	992	992
Additional paid in capital	264,709	255,369
Deferred stock compensation, net of amortization of $12,312 in 2005	—	(2,196)
Retained earnings	140,608	46,245
Accumulated other comprehensive income	3,992	1,137
Treasury stock, at cost; 15,993 and 6,767 shares in 2006 and in 2005, respectively	(196,953)	(75,218)

Total Stockholders’ Equity	213,348	226,329

Total Liabilities and Stockholders’ Equity	$725,666	$702,311

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Preferred Stock	Additional Paid in Capital	Deferred Stock Compensation	Retained (Deficit) / Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	At Par
Balance, December 31, 2003	97,318	$973	$—	$249,946	$(8,935)	$(127,630)	$8,355	$—	$122,709
Comprehensive Income:
Net income						75,007			75,007
Foreign currency adjustments							8,852		8,852

Total Comprehensive Income						75,007	8,852		83,859
Exercise of stock options	876	9		1,837					1,846
Unearned stock-based compensation				1,351	(1,351)				—
Amortization of unearned stock-based compensation					5,207				5,207

Balance, December 31, 2004	98,194	$982	$—	$253,134	$(5,079)	$(52,623)	$17,207	$—	$213,621
Comprehensive Income:
Net income						99,329			99,329
Foreign currency adjustments							(16,070)		(16,070)

Total Comprehensive Income						99,329	(16,070)		83,259
Exercise of stock options	1,094	10		2,220		(461)		782	2,551
Tax adjustments related to stock compensation				15					15
Treasury stock repurchased	(6,840)							(76,000)	(76,000)
Amortization of unearned stock-based compensation					2,883				2,883

Balance, December 31, 2005	92,448	$992	$—	$255,369	$(2,196)	$46,245	$1,137	$(75,218)	$226,329
Comprehensive Income:
Net income						$112,322			112,322
Foreign currency adjustments							2,855		2,855

Total Comprehensive Income						112,322	2,855		115,177
Exercise of stock options	2,049			57		(17,959)		22,265	4,363
Tax adjustments related to stock compensation				7,631					7,631
Treasury stock repurchased	(11,275)							(144,000)	(144,000)
Amortization of unearned stock-based compensation				1,652	2,196				3,848

Balance, December 31, 2006	83,222	$992	$—	$264,709	$—	$140,608	$3,992	$(196,953)	$213,348

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,322	$99,329	$75,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,828	24,999	23,312
Amortization of deferred financing costs	1,868	2,153	3,488
Loss on extinguishment of debt	10,722	4,245	—
Stock-based compensation	3,848	2,883	5,207
Allowance for doubtful accounts	3,464	2,666	3,681
Deferred income taxes	(1,304)	4,657	4,685
Foreign currency transaction loss	40	1,022	866
Loss on sale of equipment and other	488	754	434
Changes in operating assets and liabilities
Accounts receivable	(27,608)	(27,273)	(32,996)
Inventories	21,284	(18,448)	(6,292)
Prepaid expenses and other current assets	3,327	258	(6,520)
Accounts payable	11,265	1,653	6,667
Accrued expenses and other	2,530	(1,772)	1,316
Income taxes	(1,259)	5,123	(1,889)

Net cash provided by operating activities	165,815	102,249	76,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and other intellectual property	(936)	(2,014)	(342)
Purchases of property, plant and equipment	(37,211)	(84,881)	(38,419)
Proceeds from sale of equipment	286	311	410

Net cash used by investing activities	(37,861)	(86,584)	(38,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term Revolving Credit Facility	277,772	368,500	50,512
Repayments of long-term Revolving Credit Facility	(92,500)	(302,500)	(48,670)
Proceeds from issuance of long-term debt	—	109,858	—
Repayments of long-term debt	(73,329)	(173,688)	(37,688)
Proceeds from issuance of Industrial Revenue Bonds	—	53,925	—
Repayments of Series A Industrial Revenue Bonds	(5,760)	—	—
Repayments of Senior Subordinated Notes	(97,500)	—	(52,500)
Redemption premium on Senior Subordinated Notes	(7,620)	—	—
Cash held in trust for repayment of Senior Subordinated Notes	—	—	60,243
Common stock issued, including reissuances of Treasury stock	4,045	2,551	1,846
Excess tax benefit from stock based compensation	7,693	—	—
Treasury stock repurchased	(144,000)	(76,000)	—
Payments for deferred financing costs	(1,277)	(2,601)	(2,250)

Net cash used by financing activities	(132,476)	(19,955)	(28,507)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,455	(6,223)	4,030

(Decrease) / increase in cash and cash equivalents	(2,067)	(10,513)	14,138
CASH AND CASH EQUIVALENTS, beginning of year	17,855	28,368	14,230

CASH AND CASH EQUIVALENTS, end of year	$15,788	$17,855	$28,368

Supplemental cash flow information:
Cash paid during the period for:
Interest	$28,794	$18,759	$23,383
Income taxes, net of refunds	58,451	57,445	49,978

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business—Tempur-Pedic International Inc., a Delaware corporation, together with its subsidiaries is a U.S.-based, multinational corporation. As used herein, the term “Tempur-Pedic International” refers to Tempur-Pedic International Inc. only, and the term “Company” refers to Tempur-Pedic International, Inc. and its subsidiaries.

The Company manufactures, markets, and sells products including pillows, mattresses, and other related products. The Company manufactures essentially all its pressure-relieving TEMPUR® products at three manufacturing facilities, with one located in Denmark and two in the U.S. The Company has sales distribution subsidiaries operating in the U.S., Europe, and Asia Pacific and has third party distribution arrangements in certain other countries where it does not have subsidiaries. The Company sells its products through four sales channels: Retail, Direct, Healthcare, and Third party, and extends credit based on the creditworthiness of its customers.

(b) Reclassifications—Certain prior period amounts have been reclassified to conform to the 2006 presentation including the presentation of Selling and marketing expenses, General and administrative expenses and Other income (expense), net in the Consolidated Statements of Income. These changes do not materially affect previously reported subtotals within the Consolidated Statements of Income for any previous period presented.

(c) Basis of Consolidation—The accompanying financial statements include the accounts of Tempur-Pedic International and its subsidiaries. All subsidiaries are wholly-owned. Intercompany balances and transactions have been eliminated.

(d) Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(f) Financial Instruments and Hedging—Derivative financial instruments are used within the normal course of business principally to manage foreign currency exchange rate risk. These instruments are short term in nature and are subject to fluctuations in foreign exchange rates and credit risk. Credit risk is managed through the selection of sound financial institutions as counterparties. The changes in fair market value of foreign exchange derivatives are recognized currently through earnings. The changes in fair market value of derivative financial instruments used to manage interest rates are recognized through Accumulated other comprehensive income.

The carrying value of Cash and cash equivalents, Accounts receivable, and Accounts payable approximate fair value because of the short-term maturity of those instruments. The fair value of the Senior Subordinated Notes, as defined in Note (4)(d), is based on pricing models using current market rates. All other borrowings are at variable interest rates and accordingly they are deemed to be stated at fair value.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The estimated fair value of the Company’s financial instruments is as follows:

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Market Value	Carrying Amount	Estimated Fair Market Value
Foreign currency contracts	$83	$83	$(7)	$(7)

(g) Cash and Cash Equivalents—Cash and cash equivalents consist of all investments with initial maturities of three months or less.

(h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consisted of the following:

	December 31,
	2006	2005
Finished goods	$41,847	$61,071
Work-in-process	6,395	7,427
Raw materials and supplies	13,494	12,566

	$61,736	$81,064

(i) Property, Plant and Equipment—Property, plant and equipment are carried at cost at acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives
Buildings	25-30 years
Computer equipment	3-5 years
Leasehold improvements	4-7 years
Machinery equipment	3-7 years
Office furniture and fixtures	5-7 years
Autos	3-5 years

Leasehold improvements are amortized over the shorter of the life of the lease or seven years. Depreciation expense for the Company was $20,841; $ 21,022; and $19,108 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

(k) Goodwill and Other Intangible Assets—The Company follows SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that intangible assets with estimable useful lives be amortized over their

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. The Company performs an annual impairment test on all existing goodwill in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2006 on all existing goodwill and no impairment existed as of December 31, 2006. If facts and circumstances lead the Company’s management to believe that one of the Company’s other amortized intangible assets may be impaired, the Company will evaluate the extent to which the related cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary.

The following table summarizes information relating to the Company’s Other intangible assets:

	December 31, 2006				December 31, 2005
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$6,667	$9,333	$16,000	$5,067	$10,933
Patents & Other Trademarks	5-20	10,105	6,470	3,635	9,114	5,207	3,907
Customer database	5	4,200	3,500	700	4,200	2,660	1,540
Foam formula	10	3,700	1,542	2,158	3,700	1,172	2,528

Total		$89,005	$18,179	$70,826	$88,014	$14,106	$73,908

Amortization expense relating to intangible assets for Tempur-Pedic International was $4,073; $3,977; and $4,207 for the years ended December 31, 2006, 2005, and 2004, respectively.

Annual amortization of intangible assets is expected to be as follows:

Year Ending December 31,
2007	$3,903
2008	2,597
2009	2,057
2010	2,007
2011	2,007

The changes in the carrying amount of Goodwill for the year ended December 31, 2006 are related to changes in amounts for foreign currency translation and tax adjustments related to the Tempur Acquisition, including the utilization of pre-acquisition net operating losses and adjustments relating to pre-acquisition income tax contingencies as follows:

Balance as of December 31, 2005	$199,962
Foreign currency translation adjustments	(640)
Tax adjustments related to the Tempur Acquisition	(1,115)

Balance as of December 31, 2006	$198,207

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

Goodwill as of December 31, 2006 and 2005 has been allocated to the Domestic and International segments as follows:

	December 31,
	2006	2005
Domestic	$89,929	$89,452
International	108,278	110,510

	$198,207	$199,962

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

(m) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The returns rates are lower within the Retail channel as compared to the Direct channel. The Company allows product returns up to 120 days following a sale through certain sales channels and on certain products. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

The Company had the following activity for sales returns from December 31, 2004 to December 31, 2006:

Balance as of December 31, 2004	$6,562
Amounts accrued	43,639
Returns charged to accrual	(43,897)

Balance as of December 31, 2005	6,304
Amounts accrued	40,306
Returns charged to accrual	(40,727)

Balance as of December 31, 2006	$5,883

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

The Company had the following activity for warranties from December 31, 2004 to December 31, 2006:

Balance as of December 31, 2004	$3,749
Amounts accrued	4,958
Warranties charged to accrual	(5,600)

Balance as of December 31, 2005	3,107
Amounts accrued	3,054
Warranties charged to accrual	(3,258)

Balance as of December 31, 2006	$2,903

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

(p) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews the adequacy of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowance for doubtful accounts was $6,114 and $5,436 included in Accounts receivable, net in the accompanying Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively. The Company had $226 and $454 of deferred revenue included in Accrued expenses and other in the accompanying Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively, related to cash deposits received in advance of product being shipped and related recognition of the sale.

The Company reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. The Company no longer bills customers in the Domestic Retail channel for freight on large quantity orders. Amounts included in Net sales for shipping and handling were approximately $10,604; $23,570; and $23,417 for the years ended December 31, 2006, 2005, and 2004, respectively. Amounts included in Cost of sales for shipping and handling were $73,316; $75,527; and $58,819 for the years ended December 31, 2006, 2005, and 2004, respectively.

(q) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs charged to expense were $97,214; $91,229; and $70,453 for the years ended December 31, 2006, 2005, and 2004, respectively. Advertising costs deferred and included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $4,287 and $6,064 and as of December 31, 2006 and 2005, respectively.

(r) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred.

(s) Stock-Based Compensation—The Company adopted SFAS 123R, “Share-Based Payment” (SFAS 123R) on January 1, 2006 using the modified prospective method for the transition. SFAS 123R requires compensation expense relating to share-based payments be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the estimable life of the equity award. The impact of adopting SFAS 123R was $2,304, for the year ended December 31, 2006. Also, in accordance with SFAS 123R, Deferred stock compensation amounts in the Stockholders’ Equity section of the Consolidated Balance Sheet are included in Additional paid in capital as of December 31, 2006.

SFAS 123R requires that the benefit of tax deductions in excess of recognized compensation expense be reported as a financing cash flow activity in the consolidated statements of cash flows. The Company had excess

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

tax benefits related to the exercise of stock-options of $7,693 as of December 31, 2006. Financial results including cash flows from operating activities for 2005 have not been restated for the adoption of SFAS 123R.

Pro forma information in accordance with SFAS 123 for the Company for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31,
	2005	2004
Net income as reported	$99,329	$75,007
Add: Stock-based employee compensation expense included in reported net income	2,720	5,193
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,990)	(8,735)

Pro forma net income	$92,059	$71,465

Earnings per share:
Basic—as reported	$1.01	$0.77

Diluted—as reported	$0.97	$0.73

Basic—Pro forma	$0.94	$0.73

Diluted—Pro forma	$0.90	$0.70

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

(t) Treasury Stock—In October 2005 and January 2007 Tempur-Pedic International’s Board of Directors authorized share repurchase programs (Share Repurchase Programs). Shares repurchased under Tempur-Pedic International’s Share Repurchase Programs are held in treasury for general corporate purposes, including issuances under various employee stock option plans. Treasury shares are accounted for under the cost method and reported as a reduction of Stockholders’ equity. As of June 30, 2006 Tempur-Pedic International had completed its October 2005 share repurchase authorization. As of February 26, 2007, the Company has repurchased 242 shares for a total of $6,199 from the January 2007 authorization.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

(2) Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board No. 20, “Accounting Changes” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company adopted this pronouncement on January 1, 2006. The adoption had no effect on the Company’s Consolidated Financial Statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. The Company has completed its initial evaluation of the impact of the January 1, 2007, adoption of FIN 48 and determined that such adoption is not expected to have a material impact on the Company’s financial position or results from operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption had no effect on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure about fair value measurements. The Company is evaluating the potential impact of adopting SFAS 157, which is effective for fiscal years beginning after November 15, 2007.

(3) Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	December 31,
	2006	2005
Land and buildings	$75,005	$67,193
Machinery and equipment, furniture and fixtures, and other	111,024	96,298
Construction in progress	104,824	82,775

	290,853	246,266
Accumulated depreciation	(75,425)	(53,042)

	$215,428	$193,224

Construction in progress includes capitalized interest costs of $5,194 and $2,567 for the years ended December 31, 2006 and 2005, respectively, in connection with the construction of assets. Additionally, Construction in progress includes $756 and $843 that is included in Accounts payable as of December 31, 2006 and December 31, 2005, respectively. These amounts have been excluded from Cash flows from investing activities in the Consolidated Statements of Cash Flows.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

(4) Long-term Debt

(a) Long-term Debt—Long-term debt for the Company consisted of the following:

	December 31,
	2006	2005
2005 Senior Credit Facility:
Foreign Term Loan (EUR Denominated) payable to lenders, interest at Index Rate or LIBOR plus applicable margin (4.78% as of December 31, 2006), principal and interest payments due quarterly through June 30, 2010 with a final payment on October 18, 2010	$43,337	$108,565
Foreign Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (ranging from 4.55% to 6.41% at December 31, 2006) commitment through and due October 18, 2010	14,733	—
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (6.41% as of December 31, 2006), commitment through and due October 18, 2010	253,500	83,000

2005 Industrial Revenue Bonds:
Variable Rate Industrial Revenue Bonds Series 2005A, interest rate determined by remarketing agent (5.53% as of December 31, 2006), interest due monthly and principal due quarterly through September 1, 2030	48,165	53,925

Senior Subordinated Notes:
U.S. Senior Subordinated Notes payable to institutional investors, interest at 10.25%, due August 15, 2010	—	97,500

Other:
Mortgages payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest 4.0% to 5.1%	1,397	1,491

	361,132	344,481
Less: Current portion	(19,497)	(30,770)

Long-term debt	$341,635	$313,711

The long-term debt of the Company is scheduled to mature as follows:

Year Ending December 31,
2007	$19,497
2008	19,497
2009	19,382
2010	16,493
2011	276,058
Thereafter	10,205

Total	$361,132

(a) Secured Credit Financing—On October 18, 2005, the Company entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. The Company used proceeds from the 2005 Senior Credit Facility to pay off amounts under its prior senior credit facility and an unsecured revolving credit facility, among

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

other things. The prior senior credit facility was terminated upon repayment. On February 8, 2006 and on December 13, 2006 the Company entered into amendments to its 2005 Senior Credit Facility, which increased availability and adjusted one financial covenant.

The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $454,000. The domestic credit facility is a five-year, $324,000 revolving credit facility (Domestic Revolver). Availability under the Domestic Revolver is reduced by $3,000 each quarter, beginning with the second quarter of 2006. The foreign credit facilities consist of a $20,000 revolving credit facility (Foreign Revolver) and $110,000 term loan (Foreign Term Loan). The various credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in the 2005 Senior Credit Facility, plus one of the following indexes: LIBOR and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of either the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility. The facility fee is calculated based on the consolidated leverage ratio and ranges from .175% to .35%.

The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International Inc., Tempur World, LLC and Tempur World Holdings, LLC, as well as certain other subsidiaries of the Company, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all U.S. assets. The maturity date of the 2005 Senior Credit Facility is October 18, 2010. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company and its subsidiaries, among the most significant of which are a fixed charge coverage ratio requirement and a consolidated leverage ratio requirement. The Company was in compliance with all covenants as of December 31, 2006.

On February 8, 2006, the Company entered into an amendment to its 2005 Senior Credit Facility. The amendment, among other things: increased the amount available under the 2005 Senior Credit Facility’s Domestic Revolver from $200,000 to $260,000; decreased the amount available under the 2005 Credit Facility’s Foreign Revolver from $30,000 to $20,000; and amended the covenant in the 2005 Senior Credit Facility addressing maintenance of a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2005 Senior Credit Facility) to make the covenant less restrictive.

On December 13, 2006, the Company entered into an amendment to its 2005 Senior Credit Facility. The amendment, among other things: increased the amount available under the 2005 Senior Credit Facility’s Domestic Revolver from $254,000 to $324,000; amended the definition of Consolidated Fixed Charges (as defined in the 2005 Senior Credit Facility) to and provided for the exercise of an option to increase the Domestic Revolver by an additional $50,000 at the discretion of the Company. On February 22, 2007, the Company exercised this option to increase the Domestic Revolver.

At December 31, 2006, the Company had a total of $344,000 of long-term revolving credit facilities under the 2005 Senior Credit Facility, which was comprised of the $324,000 Domestic Revolver and the $20,000 Foreign Revolver (collectively, the Revolvers). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers were $51,952 at December 31, 2006. After giving effect to letters of credit and $253,500 in borrowings under the Domestic Revolver and $14,733 under the Foreign Revolver. Total availability under the Revolvers was $25,815 at December 31, 2006.

(b) Industrial Revenue Bonds—On October 27, 2005, Tempur Production USA, Inc., a subsidiary of Tempur-Pedic International Inc., completed an industrial revenue bond financing for the construction and

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

equipping of Tempur Production’s new manufacturing facility (the Project) located in Bernalillo County, New Mexico. Under the terms of the financing, Bernalillo County will issue up to $75,000 of Series 2005A Taxable Variable Rate Industrial Revenue Bonds (the Series A Bonds). The Series A Bonds will be marketed to third parties by a remarketing agent and secured by a letter of credit issued under the Company’s Domestic Revolver and purchased by qualified investors. The Series A Bonds have a final maturity date of September 1, 2030. The interest rate on the Series A Bonds is a weekly rate set by the remarketing agent, in its sole discretion, though the interest rate may not exceed the lesser of the highest rate allowed under New Mexico law or 12% per annum. On October 27, 2005, Tempur Production USA, Inc. made an initial draw of $53,925 on the Series A Bonds. The Company used proceeds from the Bonds to pay down the prior domestic revolving credit facility, among other things. The Company has one remaining draw available on the Series A Bonds.

Bernalillo County will also issue up to $25,000 of Series 2005B Taxable Fixed Rate Industrial Revenue Bonds (the Series B Bonds). The Series B Bonds will be sold to Tempur World LLC, will not be secured by the letter of credit described above, and will be held by Tempur World, LLC, representing the Company’s equity in the Project. The Series B Bonds have a final maturity date of September 1, 2035. The interest rate on the Series B Bonds is fixed at 7.75%. On October 27, 2005, Tempur Production made an initial draw of $17,975 under the Series B Bonds, which was transferred to and used by Tempur World LLC to purchase Series B Bonds.

On October 27, 2005, Tempur Production USA, Inc. transferred its interest in the Project to Bernalillo County, and Bernalillo County leased the Project back to Tempur Production USA, Inc. on a long-term basis with the right to purchase the Project for one dollar when the Series A and Series B Bonds (the Bonds) are retired. Pursuant to the lease agreement, Tempur Production USA, Inc. will pay rent to Bernalillo County in an amount sufficient to pay debt service on the Bonds and certain fees and expenses. The Bonds are not general obligations of Bernalillo County, but are special, limited obligations payable solely from bond proceeds, rent paid by Tempur Production USA, Inc. under the lease agreement, and other revenues. The substance of the transaction is that Bernalillo County issued the Bonds on behalf of Tempur Production USA, Inc. Therefore, the Company has recorded the obligation as long-term debt of $53,925 in its consolidated balance sheet on the date of the transaction.

(c) Senior Subordinated Notes—In 2003, certain wholly-owned subsidiaries of the Company issued $150,000 aggregate principal amount of 10.25% Senior Subordinated Notes due 2010 (Senior Subordinated Notes).

On January 23, 2004, the Company redeemed an aggregate principal amount of $52,500 of outstanding Senior Subordinated Notes. The redemption price was 110.25% of the principal amount plus accrued interest, and the redemption was funded with a portion of the net proceeds from the initial public offering of Tempur-Pedic International Inc. The Company reflected the $5,381 redemption premium as a Loss on extinguishment of debt included in Other income (expense), net in the year ended December 31, 2004.

On December 29, 2006, the Company redeemed in full the outstanding aggregate principal amount of $97,500 of Senior Subordinated Notes. The redemption price was 107.815% of the principal amount. The Company reflected the $7,620 redemption premium and the $3,102 related to the non-cash write-off of deferred financing fees as a Loss on extinguishment of debt included in Other income (expense), net in the year ended December 31, 2006.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

(5) Stockholders’ Equity

(a) Registration Rights—Under the terms of a registration rights agreement entered into in 2002 in connection with the Tempur Acquisition, holders of 10% of Tempur-Pedic International Inc.’s registrable securities, as defined in the Registration Rights Agreement, have the right, subject to certain conditions, to require Tempur-Pedic International Inc. to register any or all of their shares of common stock under the Securities Act of 1933, as amended (Securities Act), at the Company’s expense. The 15,313 shares of common stock sold in the initial public offering by selling shareholders and the 14,950 shares sold in the 2004 secondary offering were sold by selling stockholders that were parties to the Registration Rights Agreement. As of December 31, 2006, the Company estimates that 11,079 outstanding shares of registrable common stock are held by parties to the Registration Rights Agreement. Certain of these holders have demand registration rights under the Registration Rights Agreement as described above.

(b) Initial Public Offering—Effective with Tempur-Pedic International Inc.’s initial public offering on December 23, 2003, the authorized shares of capital stock were increased to 300,000 shares of common stock and 10,000 shares of preferred stock. Subject to preferences that may be applicable to any outstanding preferred stock, holders of the common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution, or winding up, the holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

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

(c) Secondary Public Offering—On November 23, 2004, Tempur-Pedic International Inc. closed a secondary offering of 14,950 shares of its common stock, including the subsequent exercise in full of the underwriters’ overallotment option, at a price of $18.96 per share. All shares were sold by certain of the stockholders pursuant to the terms of the Registration Rights Agreement. The Company incurred $939 in expenses associated with this offering.

(d) Share Repurchase Programs—On October 18, 2005, the Board of Directors authorized the repurchase of up to $80,000 of the Company’s common stock. Share repurchases under this program were made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deemed appropriate. During 2005, the Company repurchased 6,840 shares, at a total cost of $76,000. The Company funded these share repurchases from borrowings under the 2005 Senior Credit Facility and funds from operations. On January 25, 2006, Tempur-Pedic International’s Board of Directors amended the share repurchase program described above to increase the total authorization by an additional $100,000. On May 22, 2006, Tempur-Pedic International’s Board of Directors further amended the share repurchase program to increase the total authorization under the share repurchase program by an additional $40,000 for a total authorization to purchase up to $220,000 of Tempur-Pedic International’s common stock. During the six months ended June 30, 2006, Tempur-Pedic International repurchased 11,275 shares at a total cost of $144,000. The share repurchases were funded from borrowings under the 2005 Senior Credit Facility and funds from operations.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

As of June 30, 2006, Tempur-Pedic International had completed shares purchases under this authorization. The Company did not repurchase any stock in the last six months of 2006.

On January 25, 2007, the Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock. Share repurchases under this program may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as we, and a committee of the Board, deemed appropriate. This share repurchase program may be suspended, limited or terminated at any time without notice. As of February 26, 2007, the Company has repurchased 242 shares for a total of $6,199 under this authorization.

(6) Stock-based Compensation

Tempur-Pedic International has two stock-based compensation plans which provide for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards to employees, non-employee directors, consultants and Company advisors. The plans under which equity awards may be granted are the 2002 Option Plan and the 2003 Equity Incentive Plan (the 2003 Plan). Tempur-Pedic International also has a stock-based compensation plan which permits eligible employees to purchase its shares at a discounted price, subject to certain guidelines set forth by its 2003 Employee Stock Purchase Plan (ESPP). The Company believes that awards and purchases made under these plans better align the interests of the plan participants with those of its stockholders.

The 2002 Option Plan was adopted on November 1, 2002 and provides for grants of options to purchase shares of common stock to employees and directors of the Company. Options granted under the 2002 Option Plan that qualify as incentive stock options, as defined by the Internal Revenue Code of 1986, as amended (the Code), must have an exercise price of not less than the fair market value of Tempur-Pedic International’s common stock at the date of grant. The determination of the exercise price was made by the Board of Directors. Options granted under the 2002 Option Plan provided for vesting terms as determined by the Board of Directors at the time of grant, which are generally based on 4 years of continuous service. Options can be exercised up to 10 years from the grant date and up to 5 years from the grant date for any stockholders who own 10% or more of the total combined voting power of all shares of stock of Tempur-Pedic International. Upon the exercise of all outstanding options under the 2002 Option Plan, Tempur-Pedic International will issue a maximum of 6,534 shares of common stock under the 2002 Option Plan, subject to certain adjustment provisions. The Company currently anticipates there will be no additional options issued under this plan.

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

The ESPP permits eligible employees to purchase up to certain limits, as set forth in the ESPP, of Tempur-Pedic International’s common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the price per share of Tempur-Pedic International’s common stock either at the beginning or the

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

end of each six-month offering period, whichever is less. The Compensation Committee of the Board of Directors administers the ESPP. The Board of Directors may amend or terminate the ESPP. The ESPP is intended to comply with the requirements of Section 423 of the Code. Tempur-Pedic International may issue a maximum of 500 shares of its common stock under the ESPP.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. The Company uses the Black-Scholes option pricing model to calculate the fair value of options granted which are subject to SFAS 123R. The Company also used this pricing model for all periods prior to the adoption of SFAS 123R to disclose the pro forma information regarding net income and earnings per share as required by SFAS 123.

The assumptions used in the Black-Scholes pricing model for the year ended December 31, 2006 and December 31, 2005 are set forth in the following table. Expected volatility is based on the historical volatility of Tempur-Pedic International’s common stock. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the expected yield of the option over the period during its contractual life. The assumptions used in the Black-Scholes pricing model for grants in the years ended December 31, 2006 and December 31, 2005 are as follows:

	Year Ended December 31,
	2006	2005
Expected volatility range of stock	40 – 43%	46%
Expected life of option, range in years	1.5 – 6.1	5
Risk-free interest rate range	3 – 4.8%	3%
Expected dividend yield on stock	0%	0%

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

A summary of Tempur-Pedic International’s unvested shares as of December 31, 2006, and changes during the year-ended December 31, 2006, are presented below:

	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2005	3,344	$4.75
Granted	2,192	15.67
Vested	(2,205)	3.38
Forfeited	(220)	7.62

Options unvested at December 31, 2006	3,111	$13.22

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

A summary of stock options activity under the 2002 Option Plan and 2003 Plan for the year ended December 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2003	6,483	$1.87
Granted	570	15.78
Exercised	(848)	1.79
Terminated	(115)	1.66

Options outstanding at December 31, 2004	6,090	3.18
Granted	1,045	13.12
Exercised	(1,059)	1. 97
Terminated	(97)	1.69

Options outstanding at December 31, 2005	5,979	5.17
Granted	2,192	15.67
Exercised	(1,997)	1.91
Terminated	(220)	7.62

Options outstanding at December 31, 2006	5,954	$10.03	7.56	$62,090

Options exercisable at December 31, 2006	2,733	$6.82		$37,275

The total intrinsic value of options exercised for the years ended December 31, 2006 and December 31, 2005 was $26,140 and $18,287, respectively.

The Black-Scholes pricing model amortizes compensation expense on a “straight-line” basis, and the expense is expected to be recognized over a weighted-average period of 3.5 years. The total Black-Scholes value of shares vested during the years ended December 31, 2006 and December 31, 2005 was $4,675 and $6,437, respectively. For the year ended December 31, 2006, the Company recognized $2,304 of stock-based compensation expense in General and administrative expenses and Selling and marketing expenses related to stock options granted under the 2003 Plan which were subject to SFAS 123R. As of December 31, 2006, there was $16,483 of unearned stock-based compensation expense related to these options. The future amortization of these unearned stock-based compensation costs will be $4,656 in 2007; $4,289 in 2008; $4,293 in 2009 and $3,245 in 2010.

The Company recorded $1,106 of stock-based compensation expense for the year ended December 31, 2006 related to options granted under the 2002 Option Plan prior to the initial public offering in 2003 that have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The unearned stock-based compensation for these options has been amortized to compensation expense over their respective vesting term based on the “graded vesting” methodology. As of December 31, 2006, there was $214 of unearned stock-based compensation expense. This remaining unearned stock-based compensation will be fully amortized to compensation expense in 2007.

For the year ended December 31, 2006, the Company recognized $438 of stock-based compensation expense related to restricted stock units (RSUs). As of December 31, 2006, there was $438 of unearned stock-based compensation expense related to the RSUs. The remaining unearned stock-based compensation will be fully amortized to compensation expense in 2007 on a “straight-line” basis.

Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares, for the years ended December 31, 2006 and December 31, 2005 was $4,045 and $2,551, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

(7) Commitments and Contingencies

(a) Lease Commitments—The Company has various operating leases that call for annual rental payments due in equal monthly installments. Operating lease expenses were $4,926; $3,578; and $4,226 for the years ended December 31, 2006, 2005 and 2004 respectively.

Future minimum lease payments at December 31, 2006 under these non-cancelable leases are as follows:

Year Ended December 31,
2007	$4,307
2008	3,714
2009	3,106
2010	2,333
2011	2,062
Thereafter	5,716

$21,238

(b) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of December 31, 2006.

(c) Litigation

Securities Law Action—Between October 7, 2005 and November 21, 2005, five complaints were filed against the Company and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased the Company’s stock between April 22, 2005 and September 19, 2005, the “Securities Law Action”. These actions were consolidated and Lead plaintiffs filed a consolidated complaint on February 27, 2006 and asserted claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of the Company’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006, lead plaintiffs were permitted to file an amended complaint. Defendants’ motion to dismiss is due to be filed on March 30, 2007. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. The Company strongly believes that the Securities Law Action lacks merit, and intends to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Securities Law Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations.

Derivative Complaints—On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International, purportedly derivatively on behalf of the Company, the Derivative Complaints. The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International’s securities on the basis of material non-public information in 2005. In addition, the Delaware Derivative Complaint asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above. On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions pending the outcome of the motions to dismiss the defendants in the Securities Law Action. Tempur-Pedic International is also named as a

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of Tempur-Pedic International. Tempur-Pedic International is in the process of evaluating these claims.

Antitrust Action—On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc.). The action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors. The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. The Company strongly believes that the action filed in the Georgia, Rome Division lacks merit, and intends to defend against the claims vigorously.

The Company is involved in various other legal proceedings incident to the ordinary course of our business. We believe that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse effect on our business, financial condition, liquidity, or operating results.

(8) Derivative Financial Instruments

The Company’s earnings, as a result of its global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect its results of operations and financial position. The Company protects a portion of its currency exchange exposure with foreign currency forward contracts.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings. The contracts had notional values of $16,777 and $20,614 as of December 31, 2006 and 2005, respectively. The contracts had fair values of $27 and $(7) and were included in Other current assets and liabilities in the Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively. Tempur-Pedic International also had foreign exchange (losses) gains on derivative financial instruments of $1,155, $(3,439), and $606 for the years ended December 31, 2006, 2005, and 2004, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

(9) Income Taxes

Provision for Income Taxes—The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2006		2005		2004
	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes
Statutory U.S. federal income Tax	$61,168	35.0%	$58,265	35.0%	$42,765	35.0%
State income taxes, net of Federal benefit	3,034	1.7	2,029	1.2	2,660	2.2
Foreign tax differential	(6,443)	(3.7)	(4,033)	(2.4)	(2,669)	(2.2)
Change in valuation Allowance	758	0.4	1,153	0.7	1,522	1.2
Foreign repatriation, net of Foreign tax credits	—	—	6,263	3.8	—	—
Foreign tax credit, net of Section 78 gross up	—	—	—	—	(39)	—
Incentive Stock Options	(892)	(0.5)	(847)	(0.5)	1,073	0.9
Subpart F income and Section 956	2,250	1.3	2,644	1.6	1,524	1.2
Manufacturing deduction	(503)	(0.3)	(1,030)	(0.6)
Permanent and other	3,071	1.8	2,699	1.5	344	0.3

Effective income tax provision	$62,443	35.7%	$67,143	40.3%	$47,180	38.6%

The following sets forth the amount of pre-tax income attributable to each of the Company’s operating segments for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Pre-tax income
Domestic	$83,665	$71,092	$57,595
International	91,100	95,380	64,592

Consolidated	$174,765	$166,472	$122,187

Subpart F income represents interest and royalties earned by a foreign subsidiary as well as sales made by certain foreign subsidiaries outside of their country of incorporation. Under the Internal Revenue Code, such income is taxable to Tempur-Pedic International as if, in effect, earned directly by Tempur-Pedic International.

The Company’s effective tax rate for the year ended December 31, 2006 was 35.7% including a benefit of $3,079 related to changes in facts and circumstances affecting certain tax reserves. The effective tax rate was 40.3% and 38.6% for the years ended December 31, 2005 and 2004.

At December 31, 2006, Tempur-Pedic International had remaining undistributed earnings of $8,382 from its foreign subsidiaries determined under U.S. tax principles as of November 1, 2002 related to the period prior to the acquisition of Tempur World Inc. by Tempur-Pedic International Inc, translated into U.S. dollars at the applicable exchange rate on December 31, 2006. All pre-acquisition earnings of $60,810 related to Dan Foam

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

ApS were distributed as part of the $155,650 repatriation plans under the Jobs Creation Act. On October 22, 2004 the U.S. Jobs Creation Act was enacted which provided a temporary elective 85% dividends received deduction for cash dividends paid by foreign subsidiaries to their U.S. corporate shareholders in either 2004 or 2005. The remaining balance of $8,382 relates to other foreign subsidiaries. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $8,382 of undistributed earnings, as these earnings are considered indefinitely reinvested.

In addition, Tempur-Pedic International had remaining undistributed earnings from its foreign subsidiaries determined under U.S. generally accepted accounting principles for the period from November 1, 2002 through December 31, 2006 of $125,520. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $125,520 of undistributed earnings, as these earnings are considered indefinitely reinvested. These undistributed earnings could become subject to U.S. income taxes and foreign withholding taxes (subject to a reduction for foreign tax credits) if these undistributed earnings were remitted as dividends, loaned to the U.S. parent company or a U.S. subsidiary, or if Tempur-Pedic International Inc. should sell its stock in the subsidiaries.

The Company has established a valuation allowance for net operating loss carryforwards (NOLs) and certain other deferred tax assets related to certain foreign operations. The Company’s foreign NOLs were $28,498 and $24,382 as of December 31, 2006 and 2005, respectively. These NOLs expire at various dates through 2016. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the foreign NOLs and certain other timing differences related to some of its foreign operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, other than those related to some of its foreign operations as discussed above. However, there can be no assurance that such assets will be realized if circumstances change.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The Income tax provision consisted of the following:

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$35,294	$29,045	$18,064
State	3,525	4,003	3,601
Foreign	24,928	29,438	20,830

Total current	63,747	62,486	42,495

Deferred
Federal	(4,156)	3,922	3,891
State	605	208	451
Foreign	2,247	527	343

Total deferred	(1,304)	4,657	4,685

Total Income tax provision	$62,443	$67,143	$47,180

The net deferred tax asset and liability recognized in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2006	2005
Deferred tax assets:
Inventories	$4,862	$4,908
Net operating losses	10,005	9,711
Property, plant and equipment	2,399	2,043
Accrued expenses and other	7,376	6,411

Total deferred tax assets	24,642	23,073
Valuation allowances	(12,662)	(10,723)

Total net deferred tax assets	$11,980	$12,350

Deferred tax liabilities:
Property, plant and equipment	$(11,907)	$(13,142)
Intangible assets	(26,645)	(28,990)
Accrued expenses and other	(2,440)	(3,966)
Inventories	(187)	(131)
Goodwill	46	25

Total deferred tax liabilities	(41,133)	(46,204)

Net deferred tax liability	$(29,153)	$(33,854)

(10) Major Customers

The top five customers in the applicable period accounted for approximately 15%, 12% and 13% of the Company’s global sales for the years ended December 31, 2006, 2005 and 2004, respectively. The top five customers in the applicable period also accounted for approximately 18% and 19% of accounts receivable as of December 31, 2006 and 2005, respectively. The loss of one or more of these customers could negatively impact the Company. The composition of our top 5 customers varies between the periods ended December 31, 2006, 2005 and 2004.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

(11) Benefit Plan

A subsidiary of the Company has a defined contribution plan (the Plan) whereby eligible employees may contribute up to 15% of their pay subject to certain limitations as defined by the Plan. Employees are eligible to participate in the Plan after 90 days and are eligible to receive matching contributions upon one year of employment with the Company. The Plan provides a 100% match of the first 3% and 50% of the next 2% of eligible employee contributions. All matching contributions vest immediately. The Company incurred $772; $520; and $227 of expenses associated with the Plan for the years ended December 31, 2006, 2005 and 2004, respectively.

(12) Earnings Per Share

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 20044
Numerator:
Net income	$112,322	$99,329	$75,007

Denominator:
Denominator for basic earnings per share—weighted average shares	84,922	98,012	97,695
Effect of dilutive securities:
Employee stock options and RSUs	2,608	4,132	5,181

Denominator for diluted earnings per share—adjusted weighted average shares	87,530	102,144	102,876

Basic earnings per share	$1.32	$1.01	$0.77

Diluted earnings per share	$1.28	$0.97	$0.73

The Company excluded 515 and 395 shares issuable upon exercise of outstanding stock options for the years ended December 31, 2006 and 2005, respectively, from the Diluted earnings per share computation since their exercise price was greater than the average market price of our common stock or if they were otherwise anti-dilutive.

(13) Business Segment Information

The Company operates in two business segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The Domestic segment consists of the U.S. manufacturing facilities, whose customers include the U.S. distribution subsidiary and certain North American third party distributors. The International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the Domestic segment. The Company evaluates segment performance based on Net sales and Operating income.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The following table summarizes segment information:

	Year Ended December 31,
	2006	2005	2004
Net sales from external customers:
Corporate	$—	$—	$—
Domestic	621,781	536,286	430,718
International	323,264	300,446	254,148

	$945,045	$836,732	$684,866

Inter-segment sales:
Corporate	$—	$—	$—
Domestic	4	—	—
International	4,781	39,164	19,979
Intercompany eliminations	(4,785)	(39,164)	(19,979)

	$—	$—	$—

Operating income (loss):
Corporate	$(16,524)	$(15,124)	$(19,304)
Domestic	132,587	110,208	108,565
International	93,242	95,531	61,730

	$209,305	$190,615	$150,991

Depreciation and amortization (excluding stock-based compensation amortization):
Corporate	$510	$451	$740
Domestic	12,735	11,926	9,952
International	11,583	12,622	12,620

	$24,828	$24,999	$23,312

Total assets:
Corporate	$623,286	$372,341	393,202
Domestic	654,096	493,871	439,845
International	322,815	301,465	345,040
Intercompany eliminations	(874,531)	(465,366)	(538,464)

	$725,666	$702,311	639,623

Capital expenditures:
Corporate	$575	$310	$535
Domestic	31,478	78,282	20,051
International	5,158	6,289	17,833

	$37,211	$84,881	$38,419

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(In thousands, except per share amounts)

The following table sets forth Net sales by significant product group:

	Year Ended December 31,
	2006	2005	20044
Mattresses	$651,901	$566,460	$433,285
Pillows	126,335	126,227	138,044
All Other	166,809	144,045	113,537

	$945,045	$836,732	$684,866

During the course of normal operations, the Domestic segment purchases inventory from the Danish manufacturing facility. These purchases are included in the International segment as Intercompany sales. The Intercompany profits on these sales are eliminated from the International segment when the manufacturing profit in ending finished goods inventory is eliminated during the consolidation of the Company’s results. These manufacturing profits were $1,310; $15,832; and $4,716 for the years ended December 31, 2006, 2005, and 2004.

(14) Quarterly Financial Data (unaudited)

Our quarterly operating results fluctuate as a result of seasonal variations in our business. A significant portion of our growth in Net sales is attributable to growth in sales in our Domestic retail channel, particularly sales to furniture and bedding stores, which we believe are subject to seasonality inherent in the bedding industry with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters. Accordingly, our Net sales may be affected by this seasonality as our Domestic retail sales channel continues to grow as a percentage of our overall Net sales.

Quarterly results of operations for the years ended December 31, 2006 and 2005 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales	$228,586	$218,962	$240,917	$256,580
Gross profit	111,254	106,516	116,023	126,745
Operating income	47,065	47,225	53,721	61,294
Loss on debt extinguishment	—	—	—	(10,722)
Net income	26,893	26,112	28,863	30,454
Basic earnings per share	$0.30	$0.31	$0.35	$0.37
Diluted earnings per share	$0.29	$0.30	$0.34	$0.36

2005
Net sales	$222,379	$192,615	$206,095	$215,643
Gross profit	114,243	98,535	102,518	108,646
Operating income	48,961	44,539	42,871	54,244
Loss on debt extinguishment	(717)	—	—	(3,528)
Net income	26,750	24,850	17,368	30,361
Income tax provision on repatriation dividend	—	—	6,491	80
Basic earnings per share	$0.27	$0.25	$0.18	$0.32
Diluted earnings per share	$0.26	$0.24	$0.17	$0.30

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

(15) Subsequent Event

On January 1, 2007, the Company acquired all of the interest in Du Hane GmbH (formerly a third-party distributor of the Company) for approximately $1.1 million in cash. Upon acquisition, Du Hane GmbH was renamed Tempur Osterreich GmbH, and became a wholly owned subsidiary of Tempur-Pedic International. During 2006, Du Hane Gmbh contributed $3.5 million to the Company’s Net sales.

On January 25, 2007, the Board of Directors of the Company adopted a policy to pay a $0.24 per share annual cash dividend to owners of Tempur-Pedic International common stock. The dividend may be limited, suspended, or terminated at any time without prior notice.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

SCHEDULE II

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2004	$4,193	$3,681	$—	$(2,366)	$5,508

Year Ended December 31, 2005	$5,508	$2,666	$—	$(2,738)	$5,436

Year Ended December 31, 2006	$5,436	$3,464	$—	$(2,786)	$6,114