Form 10-Q
period 2007-03-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2007-05-07
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2007 was 82,992,418 shares.

 Special Note Regarding Forward-Looking Statements
    This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, the impact of the adoption of recently issued accounting pronouncements, the putative securities class action lawsuits, related and other lawsuits, statements relating to the impact of initiatives to accelerate growth, expand market share, maintain costs and improve manufacturing productivity, the rollout and market acceptance of new products, increase in brand awareness, growth in international sales, expectations regarding our tax rate, our new manufacturing facility in New Mexico, the impact of mattress shortages, the existence and realization of our net operating losses, and the impact of the cash dividend and stock repurchase program and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 7 of Part II of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

    There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under ITEM 1A of Part II of this report and under the heading “Risk Factors” under Item IA of Part I of our annual report on Form 10-K. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Net sales	$266,032	$228,586
Cost of sales	138,373	117,332

Gross profit	127,659	111,254

Selling and marketing expenses	48,480	44,892
General and administrative expenses	24,310	18,457
Research and development expenses	1,115	840

Operating income	53,754	47,065

Other (expense)/income, net:
Interest expense, net	(6,861)	(4,457)
Other (expense)/income, net	(289)	59
Total other expense	(7,150)	(4,398)

Income before income taxes	46,604	42,667
Income tax provision	16,824	15,774
Net income	$29,780	$26,893

Earnings per share:
Basic	$0.35	$0.30
Diluted	$0.35	$0.29

Cash dividend per common share	$0.06	—

Weighted average shares outstanding:
Basic	83,947	89,346
Diluted	85,775	93,089

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$16,774	$15,788
Accounts receivable, net	146,206	142,059
Inventories	74,257	61,736
Prepaid expenses and other current assets	19,801	8,002
Income taxes receivable	—	588
Deferred income taxes	10,033	9,383
Total Current Assets	267,071	237,556

Property, plant and equipment, net	211,680	215,428
Goodwill	198,450	198,207
Other intangible assets, net	70,660	70,826
Deferred financing and other non-current assets, net	3,284	3,649
Total Assets	$751,145	$725,666

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$60,239	$51,220
Accrued expenses and other	65,776	61,050
Income taxes payable	2,895	—
Current portion of long-term debt	18,191	19,497
Total Current Liabilities	147,101	131,767

Long-term debt	349,933	341,635
Deferred income taxes	37,261	38,536
Other non-current liabilities	343	380
Total Liabilities	534,638	512,318

Commitments and contingencies—see Note 7

Stockholders’ Equity:
Common stock—$.01 par value; 300,000 shares authorized; 99,215 shares issued as of March 31, 2007 and December 31, 2006	992	992
Additional paid in capital	275,598	264,709
Retained earnings	149,154	140,608
Accumulated other comprehensive income	5,439	3,992
Treasury stock, at cost; 15,465 and 15,993 shares as of March 31, 2007 and December 31, 2006, respectively	(214,676)	(196,953)
Total Stockholders’ Equity	216,507	213,348

Total Liabilities and Stockholders’ Equity	$751,145	$725,666

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,780	$26,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,645	6,105
Amortization of deferred financing costs	287	403
Amortization of stock-based compensation	1,791	789
Allowance for doubtful accounts	2,129	930
Deferred income taxes	(2,082)	(658)
Foreign currency losses	301	136
(Gain)/Loss on sale of equipment and other	(26)	198
Changes in operating assets and liabilities:
Accounts receivable	(4,902)	(10,803)
Inventories	(11,286)	3,078
Prepaid expenses and other current assets	(11,339)	385
Accounts payable	8,655	4,417
Accrued expenses and other	3,212	3,294
Income taxes	12,576	16,388
Excess tax benefit from stock based compensation	(9,166)	—
Net cash provided by operating activities	28,575	51,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and other intellectual property	(258)	(202)
Purchases of property, plant and equipment	(2,430)	(9,260)
Acquisition of business	(1,005)	—
Proceeds from sale of equipment	24	8
Net cash used by investing activities	(3,669)	(9,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term Revolving Credit Facility	77,571	83,000
Repayments of long-term Revolving Credit Facility	(61,047)	(4,000)
Repayments of Industrial Revenue Bond	(1,920)	—
Repayments of Senior long-term debt	(9,375)	(27,623)
Common stock issued, including reissuances of Treasury Stock	5,294	194
Excess tax benefit from stock based compensation	9,166	—
Treasury stock repurchased	(39,181)	(98,157)
Dividend paid to stockholders	(5,106)	—
Payments for deferred financing costs	(51)	(619)
Net cash used by financing activities	(24,649)	(47,205)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	729	430

Increase/(Decrease) in cash and cash equivalents	986	(4,674)

CASH AND CASH EQUIVALENTS, beginning of period	15,788	17,855

CASH AND CASH EQUIVALENTS, end of period	$16,774	$13,181

Supplemental cash flow information:
Cash paid during the period for:
Interest	$5,894	$8,683
Income taxes, net of refunds	$6,409	$63

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

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K. The balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

    The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

    (b) Reclassifications— Certain prior period amounts have been reclassified to conform to the 2007 presentation including the presentation of Selling and marketing expenses and General and administrative expenses in the Condensed Consolidated Statements of Income and the presentation of Accounts payable and Accrued expenses and other in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows. These changes do not materially affect previously reported subtotals within the Condensed Consolidated Financial Statements for any previous period presented.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

    (f) Financial Instruments and Hedging—Derivative financial instruments are used within the normal course of business and are used to manage foreign currency exchange rate risk. These instruments are short term in nature and are subject to fluctuations in foreign exchange rates and credit risk. Credit risk is managed through the selection of sound financial institutions as counterparties. The changes in fair market value of foreign exchange derivatives are recognized through earnings.

    The carrying value of Cash and cash equivalents, Accounts receivable, and Accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2005 Credit Facility (as defined in Note (4) (b)) and under the Industrial Revenue Bonds (as defined in Note (4) (c)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

    (g) Cash and Cash Equivalents—Cash and cash equivalents consist of all investments with initial maturities of three months or less

    (h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	March 31, 2007	December 31, 2006
Finished goods	$52,075	$41,847
Work-in-process	8,075	6,395
Raw materials and supplies	14,107	13,494
	$74,257	$61,736

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

    (j) Goodwill and Other Intangible Assets—The Company follows SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. The Company performs an annual impairment test on all existing goodwill and other intangibles in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2006 on all existing goodwill and no impairment existed as of December 31, 2006. If facts and circumstances lead the Company’s management to believe that one of the Company’s other amortized intangible assets may be impaired, the Company will evaluate the extent to which the related cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

    The following table summarizes information relating to the Company’s Other intangible assets:

		March 31, 2007			December 31, 2006
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$7,067	$8,933	$16,000	$6,667	$9,333
Patents & Other Trademarks	5-20	10,363	6,772	3,591	10,105	6,470	3,635
Customer database	5	4,810	3,740	1,070	4,200	3,500	700
Foam formula	10	3,700	1,634	2,066	3,700	1,542	2,158
Total		$89,873	$19,213	$70,660	$89,005	$18,179	$70,826

    Amortization expense relating to intangible assets for the Company was $1,034 and $1,008 for the three months ended March 31, 2007 and March 31, 2006, respectively.

    The changes in the carrying amount of Goodwill for the three months ended March 31, 2007 are related to changes in amounts for foreign currency translation and other as follows:

Balance as of December 31, 2006	$198,207
Foreign currency translation adjustments and other	243
Balance as of March 31, 2007	$198,450

    Goodwill as of March 31, 2007 and December 31, 2006 has been allocated to the Domestic and International segments as follows:

	March 31, 2007	December 31, 2006
Domestic	$89,929	$89,929
International	108,521	108,278
	$198,450	$198,207

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

    (l) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. The return rates are typically lower within the Retail channel as compared to the Direct channel. The Company allows product returns up to 120 days following a sale through certain sales channels and on certain products. Accrued sales returns are included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

    The Company had the following activity for sales returns from December 31, 2006 to March 31, 2007:

Balance as of December 31, 2006	$5,883
Amounts accrued	11,540
Returns charged to accrual	(11,652)
Balance as of March 31, 2007	$5,771

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

    The Company had the following activity for warranties from December 31, 2006 to March 31, 2007:

Balance as of December 31, 2006	$2,903
Amounts accrued	961
Warranties charged to accrual	(898)
Balance as of March 31, 2007	$2,966

    (n) Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company is regularly under audit by tax authorities around the world. The Company accrues for uncertain foreign and domestic tax positions as required by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) according to the facts and circumstances in the various regulatory environments.

    (o) Accumulated Other Comprehensive Income -- The adjustment resulting from translating the financial statements of foreign subsidiaries is included in Accumulated other comprehensive income, a component of Stockholders’ Equity. Foreign currency transaction gains and losses are reported in results of operations. As of March 31, 2007, Accumulated other comprehensive income consists solely of the foreign currency translation adjustments, $5,439.

    (p) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews the adequacy of its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheet was $7,235 and $6,114 as of March 31, 2007 and December 31, 2006, respectively. The Company had $203 and $226 of deferred revenue included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2007 and December 31, 2006, respectively.

    The Company reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling were approximately $3,038 and $3,199 for the three months ended March 31, 2007 and March 31, 2006, respectively.  Amounts included in Cost of sales for shipping and handling were approximately $20,497 and $17,858 for the three months ended March 31, 2007 and March 31, 2006, respectively. The Company no longer bills customers in the Domestic Retail channel for freight on large quantity orders.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

    (q) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program. Advertising costs charged to expense were approximately $27,519 and $26,138 for the three months ended March 31, 2007 and March 31, 2006, respectively. Advertising costs deferred and included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets were approximately $5,929 and $4,287 as of March 31, 2007 and December 31, 2006, respectively.

    (r) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred.

    (s) Treasury Stock—On January 25, 2007, the Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock (Share Repurchase Program). Share repurchases under this program may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company, and a committee of the Board, deem appropriate. Shares repurchased under the Share Repurchase Program are held in treasury for general corporate purposes, including issuances under various employee stock option plans. Treasury shares are accounted for under the cost method and reported as a reduction of Stockholders’ equity. This Share Repurchase Program may be suspended, limited or terminated at any time without notice. As of March 31, 2007, the Company has repurchased 1,530 shares for a total of $39,181, from the January 2007 authorization.

    (t) Stock Based Compensation—The Company adopted SFAS 123R, “Share-Based Payment” (SFAS 123R) on January 1, 2006 using the modified prospective method for the transition.  SFAS 123R requires compensation expense relating to share-based payments be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the estimable life of the equity award.

    Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

(2) Recently Issued Accounting Pronouncements

    In July 2006, the FASB issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes” (FIN 48), which is an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

    In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB No. 115” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company is evaluating the potential impact of adopting SFAS 159, which is effective for fiscal years beginning after November 15, 2007.

(3) Property, Plant and Equipment

    Property, plant and equipment, net consisted of the following:

	March 31, 2007	December 31, 2006
Land and buildings	$123,694	$75,005
Machinery and equipment	167,295	111,024
Construction in progress	4,104	104,824
	295,093	290,853
Total accumulated depreciation	(83,413)	(75,425)
	$211,680	$215,428

    Construction in progress includes capitalized interest costs of $0 and $7,879 as of March 31, 2007 and December 31, 2006, respectively, in connection with the construction of assets. Additionally, Construction in progress includes $398 and $756 that is also included in Accounts payable as of March 31, 2007 and December 31, 2006, respectively.  These amounts have been excluded from Cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows in their respective periods. Upon substantial completion of the construction phase of the Albuquerque, New Mexico, manufacturing facility the Company ceased capitalizing interest costs incurred for this project.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

(4) Long-term Debt

    (a) Long-term Debt—Long-term debt for the Company consisted of the following:

	March 31, 2007	December 31, 2006
2005 Senior Credit Facility:
Foreign Term Loan (EUR Denominated) payable to lenders, interest at Index Rate or LIBOR plus margin (4.72% and 4.78% as of March 31, 2007 and December 31, 2006, respectively), principal payments due quarterly through June 30, 2010 with a final payment on October 18, 2010	$35,866	$43,337
Foreign Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (4.64% and 5.82% at March 31, 2007 and December 31, 2006, respectively) commitment through and due October 18, 2010	12,665	14,733
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (6.32% and 6.41% as of March 31, 2007 and December 31, 2006, respectively), commitment through and due October 18, 2010	272,000	253,500

2005 Industrial Revenue Bonds:
Variable Rate Industrial Revenue Bonds Series 2005A, interest rate determined by remarketing agent not to exceed the lesser of (a) the highest rate under state law or (b) 12% per annum (5.35% and 5.53% as of March 31, 2007 and December 31, 2006, respectively), interest due monthly and principal due quarterly through September 1, 2030	46,245	48,165

Other:
Mortgages payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest at 4.0% to 5.1%	1,348	1,397
	368,124	361,132
Less: Current portion	(18,191)	(19,497)
Long-term debt	$349,933	$341,635

    (b) Secured Credit Financing—On October 18, 2005, the Company entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. On February 8, 2006 and on December 13, 2006 the Company entered into amendments to its 2005 Senior Credit Facility, which increased availability and adjusted one financial covenant and provided for the exercise of an option to increase the Domestic Revolver  by and additional $50,000 at the discretion of the Company. On February 22, 2007, the Company exercised this option to increase the Domestic Revolver by an additional $50,000.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)
The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $498,000. The domestic credit facility is a five-year, $368,000 revolving credit facility (Domestic Revolver). Availability under the Domestic Revolver is reduced by $3,000 each quarter, beginning with the second quarter of 2006. The foreign credit facilities consist of a $20,000 revolving credit facility (Foreign Revolver) and $110,000 term loan (Foreign Term Loan). The various credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in the 2005 Senior Credit Facility, plus one of the following indexes: LIBOR and  for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of either the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility.  The facility fee is calculated based on the consolidated leverage ratio and ranges from .175% to .35%.

    The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, Tempur World, LLC and Tempur World Holdings, LLC, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, among the most significant of which are a fixed charge coverage ratio requirement and a consolidated leverage ratio requirement. The Company was in compliance with all covenants as of March 31, 2007.

    At March 31, 2007, the Company had a total of $388,000 of long-term revolving credit facilities under the 2005 Senior Credit Facility, which was comprised of the $368,000 Domestic Revolver and the $20,000 Foreign Revolver (collectively, the Revolvers). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $52,435 at March 31, 2007. After giving effect to letters of credit, $272,000 in borrowings under the Domestic Revolver and $12,644 in borrowings under the Foreign Revolver, total availability under the Revolvers was $50,921 at March 31, 2007.

(c) Industrial Revenue Bonds— On October 27, 2005, Tempur Production USA, Inc., a subsidiary of Tempur-Pedic International Inc., completed an industrial revenue bond financing for the construction and equipping of Tempur Production’s new manufacturing facility (the Project) located in Bernalillo County, New Mexico.  Under the terms of the financing, Bernalillo County will issue up to $75,000 of Series 2005A Taxable Variable Rate Industrial Revenue Bonds (the Series A Bonds).  The Series A Bonds will be marketed to third parties by a remarketing agent and secured by a letter of credit issued under the Company’s Domestic Revolver and purchased by qualified investors.  The Series A Bonds have a final maturity date of September 1, 2030.  The interest rate on the Series A Bonds is a weekly rate set by the remarketing agent, in its sole discretion, though the interest rate may not exceed the lesser of the highest rate allowed under New Mexico law or 12% per annum.  On October 27, 2005, Tempur Production USA, Inc. made an initial draw of $53,925 on the Series A Bonds.  On May 1, 2007, the Company requested an additional advance of $15,380 on the Series A Bonds. Upon completion of this draw, the Company will have a total of $61,625 outstanding under the Series A Bonds. The Company used proceeds from the Bonds to pay down the domestic revolving credit facility, among other things. No further advances are expected by the Company under the Series A Bonds.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

Bernalillo County will also issue up to $25,000 of Series 2005B Taxable Fixed Rate Industrial Revenue Bonds (the Series B Bonds, and collectively with the Series A Bonds, the Bonds). The Series B Bonds will be sold to Tempur World LLC, will not be secured by the letter of credit described above, and will be held by Tempur World, LLC, representing the Company’s equity in the Project. The Series B Bonds have a final maturity date of September 1, 2035. The interest rate on the Series B Bonds is fixed at 7.75%. On October 27, 2005, Tempur Production made an initial draw of $17,975 under the Series B Bonds, which was transferred to and used by Tempur World LLC to purchase Series B Bonds. On May1, 2007, the Company requested an additional advance of $5,127 on the Series B Bonds. Proceeds of this draw will be transferred to and used by Tempur World, LLC to purchase the additional Series B Bonds. Upon completion of this draw, the Company will have a total of $23,102 outstanding under the Series B Bonds. No further advances are expected by the Company under the Series B Bonds.

On October 27, 2005, Tempur Production USA, Inc. transferred its interest in the Project to Bernalillo County, and Bernalillo County leased the Project back to Tempur Production USA, Inc. on a long-term basis with the right to purchase the Project for one dollar when the Series A and Series B Bonds (the Bonds) are retired.  Pursuant to the lease agreement, Tempur Production USA, Inc. will pay rent to Bernalillo County in an amount sufficient to pay debt service on the Bonds and certain fees and expenses.  The Bonds are not general obligations of Bernalillo County, but are special, limited obligations payable solely from bond proceeds, rent paid by Tempur Production USA, Inc. under the lease agreement, and other revenues.  The substance of the transaction is that Bernalillo County issued the Bonds on behalf of Tempur Production USA, Inc.  Therefore, the Company has recorded the obligation as long-term debt of $46,245 in its consolidated balance sheet as of March 31, 2007.

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

    (b) Share Repurchase Programs—On January 25, 2007, the Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock. Share repurchases under this program may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as we, and a committee of the Board, deemed appropriate. This share repurchase program may be suspended, limited or terminated at any time without notice. As of March 31, 2007, the Company has repurchased 1,530 shares for a total of $39,181 from the January 2007 authorization.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

(6) Stock-Based Compensation

    The Company applies the provisions of SFAS 123R, “Share-Based Payment” which establishes the accounting for employee stock-based awards. The Company currently has three stock-based compensation plans the 2002 Option Plan (the 2002 Plan), the 2003 Equity Incentive Plan (the 2003 Plan) and the 2003 Employee Stock Purchase Plan (ESPP) which are described under the caption “Stock-based Compensation” in the notes to the Consolidated Financial Statements of the Company’s 2006 Form 10-K.

    No new stock options were granted or outstanding options modified during the three months ending March 31, 2006. The Company granted new options to purchase 255 shares of common stock during the three months ending March 31, 2007. The compensation expense recorded in the quarter associated with these grants was approximately $72. As of March 31, 2007, there was $2,555 of unrecognized compensation expense associated with these option grants which is expected to be recognized over a weighted average period of 9.9 years. The options granted in the three months ended March 31, 2007 had a weighted average grant-date fair value of $10.55 per option, as determined by the Black-Scholes option pricing model using the following assumptions:

Expected volatility range of stock	39.9-40.3%
Expected life of options, in years	5
Risk-free interest rate	4.55–4.84%
Expected dividend yield on stock	1.0%

    The Company recorded $1,791 and $789 of total stock-based compensation expense for the three months ended March 31, 2007 and March 31, 2006.

    A summary of stock option activity under the 2002 Option Plan and 2003 Plan for the three months ended March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	5,954	$10.03
Granted	255	24.99
Exercised	(2,058)	2.95
Forfeited or expired	(53)	15.79

Options outstanding at March 31, 2007	4,098	$14.72	9.75	$46,198

Options exercisable at March 31, 2007	766	$12.42		$10,401

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

 (7) Commitments and Contingencies

    (a) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials.  Amounts committed under these programs are not significant as of March 31, 2007.

    (b) Securities Litigation— Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International’s stock between April 22, 2005 and September 19, 2005, the "Securities Law Action".  These actions were consolidated and Lead plaintiffs filed a consolidated complaint on February 27, 2006 and asserted claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006, lead plaintiffs were permitted to file an amended complaint. The Company has filed a motion to dismiss the Securities Law Action and the parties are briefing that matter. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. The Company strongly believes that the Securities Law Action lacks merit, and intends to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Securities Law Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations.

    On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International, purportedly derivatively on behalf of the Company (the Derivative Complaints).  The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International’s securities on the basis of material non-public information in 2005.  In addition, the Delaware Derivative Complaint asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above.  On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions. Although the Kentucky court action remains stayed, the Delaware court action stay was lifted by the Court and the plaintiffs filed an amended complaint on April 5, 2007. The Company responded by filing a motion to dismiss the Delaware court action on April 19, 2007.  Tempur-Pedic International is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of Tempur-Pedic International.  Tempur-Pedic International is in the process of evaluating these claims.

    On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc.).  The action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. The Company filed a motion to dismiss two of the three counts of the Jacobs action on February 23, 2007. The Company strongly believes that the action filed in the Georgia, Rome Division lacks merit, and intends to defend against the claims vigorously.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

(8) Income Taxes

    The Company’s effective tax rate for the three months ended March 31, 2007 was 36.1%.  For the same period in 2006, the effective tax rate was 37.0%. The decrease in the effective tax rate is primarily attributable to the increased production activities deduction allowed to U.S. manufacturers under Section 199 of the Internal Revenue Code along with a reduction of the local statutory tax rate in various foreign jurisdictions.

    Reconciling items between the federal statutory income tax rate of 35.0% and the effective tax rate include certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, foreign income currently taxable in the U.S., the production activities deduction, and certain other permanent differences.

    At March 31, 2007, Tempur-Pedic International had remaining undistributed earnings of $8,471 from its foreign subsidiaries determined under U.S. tax principles as of November 1, 2002 related to the period prior to the acquisition of Tempur World Inc. by Tempur-Pedic International translated into U.S. dollars at the applicable exchange rate on March 31, 2007.   All pre-acquisition earnings of $60,810 related to Dan Foam ApS were distributed as part of the $155,650 repatriation plan under the Jobs Creation Act in 2005.  The remaining balance of $8,471 relates to other foreign subsidiaries.  No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $8,471 of undistributed earnings, as these earnings are considered indefinitely reinvested.

    In addition, Tempur-Pedic International had remaining undistributed earnings from its foreign subsidiaries determined under U.S. generally accepted accounting principles for the period from November 1, 2002 through March 31, 2007 of $146,787.  No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $146,787 of undistributed earnings, as these earnings are considered indefinitely reinvested.

    The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.  As of January 1, 2007, the Company had unrecognized tax benefits of $8,432.  The Company did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48.

    Of the $8,432 of unrecognized tax benefits, the entire amount would impact the effective income tax rate if recognized.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.  As of January 1, 2007, the Company had $600 of accrued interest included in the $8,432 of unrecognized tax benefits.

    The Company is currently under audit by various Federal, State and foreign tax authorities and some of these audits may be finalized in the foreseeable future.  However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the timing or the impact of any amount of such changes, if any, to previously recorded uncertain tax positions. There have been no significant changes to the status of these examinations during the quarter ended March 31, 2007.

    With a few exceptions, the Company is no longer subject to U.S. federal, state/local, or non-U.S. income tax examinations by tax authorities for years prior to 2003, 2003 and 2000, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

(9) Major Customers

    Five customers accounted for approximately 17% and 13% of the Company’s Net sales for the three months ended March 31, 2007 and March 31, 2006, respectively. The top five customers in each period also accounted for approximately 17% and 15% of Accounts receivable, net as of March 31, 2007 and March 31, 2006, respectively. The loss of one or more of these customers could negatively impact the Company. The composition of the Company's top five customers varies between the periods ended March 31, 2007 and March 31, 2006.

(10) Earnings Per Share

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income	$29,780	$26,893

Denominator:
Denominator for basic earnings per share- weighted average shares	83,947	89,346
Effect of dilutive securities:
Employee stock options	1,828	3,743
Denominator for basic earnings per share- adjusted weighted average shares	85,775	93,089

Basic earnings per share	$0.35	$0.30

Diluted earnings per share	$0.35	$0.29

The Company excluded 103 and 1,447 shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2007 and 2006, respectively, from the Diluted earnings per share computation because their exercise price was greater than the average market price of the Company’s common stock or if they were otherwise anti-dilutive.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)
(11) Business Segment Information

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

    The following table summarizes Total assets by segment:

	March 31,	December 31,
	2007	2006
Total assets:
Corporate	$839,587	$623,286
Domestic	732,661	654,096
International	316,658	322,815
Intercompany eliminations	(1,137,761)	(874,531)
	$751,145	$725,666

    The following tables summarize other segment information:

	Three Months Ended
	March 31,
	2007	2006
Net sales from external customers:
Corporate	$—	$—
Domestic	175,478	151,516
International	90,554	77,070
	$266,032	$228,586

Inter-segment sales:
Corporate	$—	$—
Domestic	—	—
International	964	629
Intercompany eliminations	(964)	(629)
	$—	$—

Operating income/(loss):
Corporate	$(6,389)	$(3,523)
Domestic	35,763	28,611
International	24,380	21,977
	$53,754	$47,065

Depreciation and amortization (excluding stock-based compensation amortization):
Corporate	$63	$125
Domestic	5,618	3,157
International	2,964	2,823
	$8,645	$6,105

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

    The following table sets forth Net sales by significant product group:

	Three Months Ended March 31,
	2007	2006
Mattresses	$185,007	$159,915
Pillows	34,877	28,479
All other	46,148	40,192
	$266,032	$228,586

    During the course of normal operations, the Domestic segment may purchase inventory from the Danish manufacturing facility from time to time. These purchases are included in the International segment as Intercompany sales. The Intercompany profits on these sales are eliminated from the International segment when the manufacturing profit in ending finished goods inventory is eliminated during the consolidation of the Company’s results. These manufacturing profits were $221 and $143 for the three months ended March 31, 2007 and March 31, 2006, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, as described under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

Executive Overview

General—We are the leading manufacturer, marketer and distributor of premium mattresses and pillows which we sell in over 70 countries globally under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary pressure-relieving TEMPUR® material is temperature sensitive, has a high density and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

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

Strategy and Outlook

    Our long-term goal is to become the world’s largest bedding company. In order to achieve this goal, we expect to continue to pursue certain key strategies in 2007:

•	Maintain our focus on premium mattresses and pillows and to regularly introduce new products.

•	Invest in increasing our global brand awareness through targeted marketing and advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	Selectively extend our presence and improve our account productivity in both the U.S. and International furniture and bedding stores.

•	Invest in our operating infrastructure to meet the requirements of our growing business, including investments in our research and development capabilities.

Results of Operations

    Key financial highlights for the three months ended March 31, 2007 include the following:

•	Consolidated Net sales rose 16% to $266.0 million in 2007 from $228.6 million in 2006. Retail channel sales increased 19%. Domestic Retail sales increased 20% and International Retail increased 19%.

•	Our operating income increased $6.7 million or 14% to $53.8 million in 2007. Operating income as a percentage of Net sales was 20% and 21% for 2007 and 2006, respectively.

•	We repurchased 1.5 million shares of our common stock at a total cost of $39.2 million. These repurchases were funded primarily by increased borrowings under our domestic revolving credit facility.

•	We paid a dividend of $0.06 per share on March 14, 2007 to our shareholders of record as of February 27, 2007.

($ in millions, except earnings per share)	Three Months Ended March 31,
	2007		2006
Net sales	$266.0	100%	$228.6	100%
Cost of sales	138.3	52	117.3	51

Gross profit	127.7	48	111.3	49
Selling and marketing expenses	48.5	19	44.8	20
General and administrative expenses	24.3	9	18.5	8
Research and development expenses	1.1	—	0.9	—

Operating income	53.8	20	47.1	21

Interest expense, net	(6.9)	(3)	(4.4)	(2)
Other income (expense), net	(0.3)	—	—	—

Income before income taxes	46.6	17	42.7	19
Income tax provision	16.8	6	15.8	7
Net income	$29.8	11%	$26.9	12%

Earnings per share:
Basic	$0.35		$0.30
Diluted	$0.35		$0.29

Cash dividend per common share	$0.06		$—

Weighted average shares outstanding, in thousands:
Basic	83,947		89,346
Diluted	85,775		93,089

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

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

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
($ in millions)	2007	2006	2007	2006	2007	2006
Retail	$219.0	$183.5	$150.0	$125.2	$69.0	$58.3
Direct	21.8	22.0	19.3	19.5	2.5	2.5
Healthcare	11.7	11.1	3.2	3.1	8.5	8.0
Third Party	13.5	12.0	3.0	3.7	10.5	8.3
	$266.0	$228.6	$175.5	$151.5	$90.5	$77.1

    A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
($ in millions)	2007	2006	2007	2006	2007	2006
Net sales:
Mattresses	$185.0	$159.9	$130.5	$112.6	$54.5	$47.3
Pillows	35.0	28.5	15.7	13.3	19.3	15.2
Other	46.0	40.2	29.3	25.6	16.7	14.6
	$266.0	$228.6	$175.5	$151.5	$90.5	$77.1

    Net sales. Net sales for the three months ended March 31, 2007 increased to $266.0 million from $228.6 million for the same period in 2006, an increase of $37.4 million, or 16%. This increase was primarily attributable to an increase in mattress sales in our Retail channel.  Consolidated mattress sales increased $25.1 million or 16% from the first quarter in 2006, and consolidated pillow sales increased approximately $6.5 million or 23% from the first quarter of 2006. For the three months ended March 31, 2007, our Retail channel Net sales increased to $219.0 million from $183.5 million for the same period in 2006, an increase of $35.5 million, or 19%. The growth in our Retail channel reflects our focus on improved account productivity of furniture and bedding retail stores in both our Domestic and International markets. Our Third party and Healthcare channels increased 13% and 5%, respectively, while the Direct channel decreased 1%. The increase in our Third party channel was primarily due to growth in our third party distributors in our International segment.

    Domestic. Domestic Net sales for the three months ended March 31, 2007 increased to $175.5 million from $151.5 million for the same period in 2006, an increase of $24.0 million, or 16%. Our Domestic Retail channel reported $150.0 million in Net sales for the three months ended March 31, 2007. This is an increase of $24.8 million, or 20% over the prior year quarter. The increase represents progress on several of the key initiatives we put in place. Account productivity continues to improve as our sales force focuses attention on established accounts and expands our floor space. With more time in stores, our sales personnel continue to highlight the benefits of a complete Tempur-Pedic sleep system, including pillows. Accordingly, pillow attach rates are up sharply. Domestic mattress sales in the first quarter of 2007 increased $17.9 million, or 16%, over the same period in 2006. In addition, pillow sales increased $2.4 million, or 18%, over the same period in 2006.

    International. International Net sales for the three months ended March 31, 2007 increased to $90.5 million from $77.1 million for the same period in 2006, an increase of $13.4 million, or 17%. Our International Retail channel reported $69.0 million, an increase of $10.7 million, or 18%, for the three months ended March 31, 2007. This increase is attributable to the successful launch of new products in the first quarter. Our Third party sales increased 27%, resulting primarily from the continued focus to improve sales productivity in this channel. International mattress sales in the first quarter of 2007 increased $7.2 million, or 15%, over the first quarter of 2006. Pillow sales for the first quarter of 2007 increased $4.1 million, or 27%, as compared to the first quarter of 2006.

    Gross profit. Gross profit for the three months ended March 31, 2007 increased to $127.7 million from $111.3 million for the same period in 2006, an increase of $16.4 million, or 15%. Gross margin for the quarter was 48%, as compared to a gross margin of 49% for the first quarter of 2006.  During the first quarter of 2007 our margins were negatively impacted by incremental depreciation largely related to our Albuquerque manufacturing facility as well as costs associated with its startup, and certain expediting costs related to product shortages. This negative impact was offset by improvements in our operations primarily related to improved yields and cost savings through our sourcing and distribution initiatives. We currently expect our gross margin for the full year 2007 to be approximately 1% lower than the full year 2006.

    Domestic. Domestic Gross profit for the three months ended March 31, 2007 increased to $75.5 million from $66.7 million for the same period in 2006, an increase of $8.8 million, or 13%.  The Gross profit margin in our Domestic segment was 43% and 44% for the three months ended March 31, 2007 and March 31, 2006, respectively. For the three months ended March 31, 2007, the Gross profit margin for our Domestic segment has decreased as a direct result of the opening of the new production facility in Albuquerque, New Mexico as well as expediting costs incurred for product shortages. Our Domestic Cost of sales increased to $100.0 million for the three months ended March 31, 2007 as compared to $84.8 million for the three months ended March 31, 2006, an increase of $15.2 million, or 18%.

    International. International Gross profit for the three months ended March 31, 2007 increased to $52.2 million from $44.6 million for the same period in 2006, an increase of 7.6 million, or 17%. The Gross profit margin in our International segment was 58% for the three months ended March 31, 2007 and March 31, 2006. Our International Cost of sales for the three months ended March 31, 2007 increased to $38.3 million from $32.5 million for the same period in 2006, an increase of $5.8 million, or 18%.

    Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel; other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials; and sales force compensation and customer service. We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. Selling and marketing expenses for the three months ended March 31, 2007 increased to $48.5 million from $44.8 million for the same period in 2006. This increase is primarily related to our growing sales force and our initiatives to drive brand awareness. During the first quarter of 2007 we received the results of an independent study of our  U.S. brand awareness, noting aided brand awareness had risen to 86%, up from 78% in the prior year. Selling and marketing expenses as a percentage of Net sales decreased to 19% during the three months ended March 31, 2007 from 20% for the three months ended March 31, 2006, representing leverage on incremental Net Sales.

    General and administrative and other expenses. General and administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new products. General and administrative and other expenses increased to $25.4 million for the three months ended March 31, 2007 as compared to $19.4 million for the three months ended March 31, 2006, an increase of $6.0 million. This increase was primarily attributable to $1.8 million for payroll taxes associated with the exercise of certain executive stock options and $1.3 million of bad debt expense recorded as a result of a U.S. customer seeking to reorganize its operations under Chapter 11 of the Bankruptcy Code. Additionally, in the three months ended March 31, 2007 we incurred incremental stock based compensation expense and professional service fees, compared to the same period in the prior year. General and administrative and other expenses as a percentage of Net sales were 9% and 8% for the three months ended March 31, 2007 and March 31, 2006.

    Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, increased to $6.9 million for the three months ended March 31, 2007, as compared to $4.4 million for the three months ended March 31, 2006, an increase of $2.5 million, or 57%. The increase in interest expense for the three months ended March 31, 2007 is primarily attributable to the reduction of capitalized interest costs as a result of the end of the construction phase of our Albuquerque, New Mexico production facility. Also, our Long-term debt increased slightly, as we initiated the payment of a dividend to our shareholders in March 2007, and redeemed our 2005 Senior Subordinated Notes in December 2006.

    Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes. Our effective income tax rates for the three months ended March 31, 2007 and for the three months ended March 31, 2006 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, foreign income currently taxable in the U.S., compensation expense associated with certain options granted prior to the initial public offering, the production activities deduction,  and certain other permanent differences. The adoption of FIN 48 on January 1, 2007 had no material affect on the presentation of our Condensed Consolidated Financial Statements.

    Our effective tax rate for the three months ended March 31, 2007 was 36.1%.  For the same period in 2006, the effective tax rate was 37.0%. The decrease in the first quarter of 2007 is due primarily to the increased production activities deduction allowed to U.S. manufacturers under Section 199 of the Internal Revenue Code along with a reduction of the local statutory tax rate in various foreign jurisdictions.

    We are monitoring tax developments in several foreign markets, which if adopted could result in further improvements this year in the effective tax rate.

Liquidity and Capital Resources

Liquidity

    Our principal sources of funds are cash flows from operations and borrowings. Our principal uses of funds consist of capital expenditures, payments of principal and interest on our debt facilities, and share repurchases from time to time pursuant to a share repurchase program. At March 31, 2007, we had working capital of $120.0 million including Cash and cash equivalents of $16.8 million as compared to working capital of $105.8 million including $15.8 million in Cash and cash equivalents as of December 31, 2006. This increase in working capital of 13% primarily results from increased inventory levels and prepaid expenses offset by increases in payables at March 31, 2007 as compared to December 31, 2006. Our increased level of prepaid assets is directly attributable to the payment of prepaid taxes in March 2007.

    Our cash flow from operations decreased to $28.6 million for the three months ended March 31, 2007 as compared to $51.6 million for the three months ended March 31, 2006. The decrease in operating cash flow for the period ending March 31, 2007, was primarily related to the increase in our inventory levels and prepaid expenses as well as the cash outflow resulting from the excess tax benefit from stock based compensation which is classified as a financing cash flow in accordance with SFAS 123R. Increases in our inventory levels resulted in cash outflow of $11.3 million in the first quarter of 2007 as compared to cash inflow of $3.1 million in the first quarter of 2006. The increase in inventory as of March 31, 2007 resulted from lower inventory levels at the end of 2006 from increased product demand compared to the same period in the prior year as well as the ramp up in inventory as a result of opening our Albuquerque, New Mexico manufacturing facility. The increase in prepaid expenses accounted for operating cash outflows of $11.3 million for the three months ended March 31, 2007 as compared to cash provided of $0.4 million in the same period in 2006. Net income increased $2.9 million for the three months ended March 31, 2007 as compared to the same period in 2006.

    Net cash used in investing activities decreased to $3.7 million for the three months ended March 31, 2007 as compared to $9.5 million for the three months ended March 31, 2006, a decrease of $5.8 million. The decrease is related to decreased expenditures on our new manufacturing facility in New Mexico, which we opened in January 2007. In the same period in 2006, the facility was incurring significant capital spending in the construction phase.

    Cash flow used by financing activities was $24.6 million for the three months ended March 31, 2007 as compared to $47.2 million for the three months ended March 31, 2006, representing a decrease in cash flow used of $22.6 million. This decrease was primarily due to Treasury stock repurchases of $39.2 million in the first quarter of 2007 as compared to $98.2 million in the first quarter of 2006. Additionally, in the first quarter of 2007, we recognized $9.2 million of excess tax benefit related to stock based compensation as a financing cash inflow compared to $0 in the first quarter of 2006 and collected $5.3 million of cash related to stock option exercises in the first quarter of 2007, as compared to $0.2 in the same period in 2007.

Capital Expenditures

    Capital expenditures totaled $2.4 million for the three months ended March 31, 2007 and $9.3 million for the three months ended March 31, 2006. We currently expect our 2007 capital expenditures to be approximately $20.0 million. This decrease in capital expenditures in 2007 is directly related to the completed construction of our Albuquerque, New Mexico production facility.

Debt Service

    Our long-term debt increased to $349.9 million as of March 31, 2007 from $341.6 million as of December 31, 2006. In the first quarter of 2007, we made a voluntary prepayment of $5.0 million on our Foreign Term Loan, in excess of the scheduled principal payment of $2.9 million, for a total principal reduction of $7.9 million. This prepayment was funded from the operating cash flows in our International segment and the Foreign Revolving Credit Facility. Additionally, during the three months ended March 31, 2007, we increased borrowings on our domestic revolving credit facility by $18.5 million in order to fund our share repurchase program, through which we purchased 1.5 million shares at a total cost of $39.2 million.

    The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio.

Stockholders’ Equity

Share Repurchase Program. On January 25, 2007, the Board of Directors authorized an additional repurchase of up to $100.0 million of common stock. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we deemed appropriate. This share repurchase program may be suspended, limited or terminated at any time without notice.  As of March 31, 2007, we have repurchased 1.5 million shares under this authorization for a total of $39.2 million.

Dividend Program. In the first quarter of 2007, the Board of Directors approved an annual cash dividend of $0.24 per share annually, to be paid in quarterly installments to the owners of our common stock.  The Board declared a first quarter dividend of $0.06 per share that was distributed on March 14, 2007 to stockholders of record as of February 27, 2007. This annual cash dividend program may be limited, suspended, or terminated at any time without prior notice.  Since our IPO in 2003, we have not declared a cash dividend for our common stock.

Factors That May Affect Future Performance

    Managing Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $945.0 million for 2006 and $266.0 million for the three months ended March 31, 2007. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhanced operating and financial infrastructure and systems and continued expansion of the human resources in our operations. Our expenditures for advertising and other marketing related activities are made as advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

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

In addition, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business by expanding our sales force as necessary and extending our product line. Expansion gives our salespeople fewer stores to call on, resulting in more time spent with each retail location so they can work with each retailer individually on merchandising, training and educating retail associates about the benefits of our products. Additionally, by extending our product line, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level which should lead to increased sales.

Our products are currently sold in approximately 6,050 furniture and bedding retail stores in the U. S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market of approximately 10,000 stores, our plan is to increase our total penetration to a total of 7,000 to 8,000 over time. Our products are also sold in approximately 4,620 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

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

We are also focused on the hospitality industry and have recently devoted increased resources to this important area. We believe there are growth opportunities for our products through this channel as well as the opportunity to increase consumer trial and brand awareness.  We also believe that as our production facility in Albuquerque continues to increase its production schedule, we will be able to pursue this market more aggressively. We have now retained approximately 20 independent sales representatives who are targeting certain hotel chains and attending hospitality trade shows.  In addition, we have started an advertising campaign focused on this market segment.

    Financial Leverage—As of March 31, 2007, we had $368.1 million of total Long-term debt outstanding, and our Stockholders’ Equity was $216.5 million. Higher financial leverage makes us more vulnerable to general adverse, competitive, economic and industry conditions. We believe that operating margins combined with the inherent operating leverage in the business will enable us to de-leverage the business in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available under our 2005 Senior Credit Facility or otherwise, to enable us to de-leverage the business.

    Exchange Rates— As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic subsidiaries and their customers and suppliers, as well as between the Tempur-Pedic subsidiaries themselves. These hedging transactions may not succeed in effectively managing our foreign currency exchange rate risk. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

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

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, see “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2006.  There have been no material changes to our critical accounting policies and estimates in 2007, except as follows:

Income Taxes—In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined.

We adopted FIN 48 on January 1, 2007. As of January 1, 2007, we had unrecognized tax benefits of $8.4 million.  The Company did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN No. 48.

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

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at March 31, 2007, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. Dollar, is approximately $0.6 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

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

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On March 31, 2007, we had variable-rate debt of approximately $366.8 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $3.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

    During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

    Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International’s stock between April 22, 2005 and September 19, 2005, the "Securities Law Action".  These actions were consolidated and Lead plaintiffs filed a consolidated complaint on February 27, 2006 and asserted claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of the public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006, lead plaintiffs were permitted to file an amended complaint. Tempur-Pedic International has filed a motion to dismiss the Securities Law Action and the parties are briefing that matter. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. We strongly believe that the Securities Law Action lacks merit, and intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Securities Law Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations.

    On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International, purportedly derivatively on behalf of the Company (the Derivative Complaints).  The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International’s securities on the basis of material non-public information in 2005.  In addition, the Delaware Derivative Complaint asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above.  On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions. Although the Kentucky court action remains stayed, the Delaware court action stay was lifted by the Court and the plaintiffs filed an amended complaint on April 5, 2007. Tempur-Pedic International responded by filing a motion to dismiss the Delaware court action on April 19, 2007.  Tempur-Pedic International is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of Tempur-Pedic International.  Tempur-Pedic International is in the process of evaluating these claims.

    On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc.).  The action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. The Company filed a motion to dismiss two of the three counts of the Jacobs action on February 23, 2007. We strongly believe that the action filed in the Georgia, Rome Division lacks merit, and intend to defend against the claims vigorously.

    We are involved in various other legal proceedings incident to the ordinary course of our business. We believe that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse effect on our business, financial condition, liquidity, or operating results.

ITEM 1A.	RISK FACTORS

    In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item IA of Part I of our annual report on Form 10-K, some of which are updated below. These risks are not the only ones facing the Company. Please also see “Special Note Regarding Forward-Looking Statements” on page 3.

Because we depend on our significant customers, a decrease or interruption in their business with us would reduce our sales and profitability.

    Our top five customers, collectively, accounted for 17% of our Net sales for the three months ended March 31, 2007. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could reduce our liquidity and profitability.

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

We produce all of our products in three manufacturing facilities and unexpected equipment failures, delays in deliveries, catastrophic loss or construction delays may lead to production curtailments or shutdowns.

We manufacture all of our products at our three facilities in Aarup, Denmark , in Duffield, Virginia and in Albuquerque, New Mexico. We recently commenced production at the Albuquerque facility and it is still in the process of ramping up to full capacity. An interruption in production capabilities at these plants as a result of equipment failure could result in our inability to produce our products, which would reduce our sales and earnings for the affected period. In addition, we generally deliver our products only after receiving the order from the customer or the retailer and thus do not hold large inventories. In the event of a disruption in production at either of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. For example, a third party carrier could potentially be unable to deliver our products within acceptable time periods due to a labor strike or other disturbance in its business. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and harm our profitability. We have introduced new distribution programs to increase our ability to deliver products on a timely basis, but if we fail to deliver products on a timely basis, we may lose sales which could decrease our liquidity and profitability. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss.

Our leverage limits our flexibility and increases our risk of default.

    As of March 31, 2007, we had $368.1 million in total Long-term debt outstanding. In addition, as of March 31, 2007, our Stockholders’ Equity was $216.5 million. Between October 2005 and June 30, 2006, we repurchased a total of $220.0 million in common stock pursuant to a stock repurchase program authorized by our Board of Directors. We funded the repurchase in part through borrowings under our 2005 Senior Credit Facility, which has substantially increased our leverage. On January 25, 2007, our Board of Directors authorized an additional stock repurchase program for up to $100.0 million of our common stock, of which $39.2 million had been spent as of March 31, 2007. Our Board of Directors may authorize additional share repurchases in the future and we may fund these repurchases with debt. In addition, in the first quarter of 2007 our Board of Directors initiated an annual $0.24 cash dividend. We expect that payments of this dividend in 2007 will be approximately $20.0 million. Our degree of leverage could have important consequences to our investors, such as:

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

Our current executive officers, directors and their affiliates  own a large percentage of our common stock and could limit you from influencing corporate decisions.

As of April 30, 2007, our executive officers, directors, and their respective affiliates own, in the aggregate, approximately 11% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (a) Not applicable.

    (b) Not applicable.

    (c) Issuer Purchases of Equity Securities

    The following table sets forth purchases of our common stock for the three months ended March 31, 2007:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2007 - January 31, 2007	—	$—	—	$100.0
February 1, 2007 - February 28, 2007	516,200	25.35	516,200	86.9
March 1, 2007 – March 31, 2007	1,013,800	25.74	1,013,800	60.8
Total	1,530,000		1,530,000

    On January 25, 2007, the Board of Directors authorized the repurchase of up to $100,000 of our common stock. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we, and a committee of the Board, deemed appropriate. This share repurchase program may be suspended, limited or terminated at any time without notice.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.	OTHER INFORMATION

    (a) Not applicable.

    (b) Not applicable.

ITEM 6.	EXHIBITS

    The following is an index of the exhibits included in this report:

10.1
Modification Agreement dated as of February 22, 2007, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, Tempur-Pedic International, Inc., Tempur World LLC, and Tempur World Holdings, LLC and certain other subsidiaries as guarantors, Bank of America, N.A., Nordea Bank Danmark A/S, Fifth Third Bank, SunTrust Bank, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A.

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

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act) or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC.
(Registrant)

Date: May 7, 2007	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Senior Vice President, Chief Financial Officer,
And Secretary