Form 10-Q
period 2007-06-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2007-08-07
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2007 was 79,277,132 shares.

 Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, the impact of the adoption of recently issued accounting pronouncements, the putative securities class action lawsuits, related and other lawsuits, statements relating to the impact of initiatives to accelerate growth, expand market share, maintain costs and improve manufacturing productivity, the rollout and market acceptance of new products, increase in brand awareness, growth in international sales, the renewal of our advertising campaign, our new manufacturing facility in New Mexico, our growth in the Healthcare channel, the existence and realization of our net operating losses, and the impact of the cash dividend and stock repurchase program and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$257,642	$218,962	$523,674	$447,548
Cost of sales	133,073	112,446	271,446	229,778
Gross profit	124,569	106,516	252,228	217,770
Selling and marketing expenses	47,320	40,511	95,800	85,403
General and administrative expenses	20,559	17,829	44,869	36,286
Research and development expenses	1,560	951	2,675	1,791
Operating income	55,130	47,225	108,884	94,290

Other (expense)/income, net:
Interest expense, net	(6,272)	(6,217)	(13,133)	(10,674)
Loss on extinguishment of debt	(126)	—	(126)	—
Other (expense)/income, net	(88)	(18)	(377)	41
Total other expense	(6,486)	(6,235)	(13,636)	(10,633)
Income before income taxes	48,644	40,990	95,248	83,657
Income tax provision	15,713	14,878	32,537	30,652
Net income	$32,931	$26,112	$62,711	$53,005

Earnings per share:
Basic	$0.40	$0.31	$0.75	$0.61
Diluted	$0.39	$0.30	$0.74	$0.59

Cash dividend per common share	$0.08	—	$0.14	—

Weighted average shares outstanding:
Basic	82,963	84,377	83,452	86,848
Diluted	84,222	87,460	85,041	90,246

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,832	$15,788
Accounts receivable, net	141,800	142,059
Inventories	77,434	61,736
Prepaid expenses and other current assets	13,098	8,002
Income taxes receivable	—	588
Deferred income taxes	9,721	9,383
Total Current Assets	266,885	237,556

Property, plant and equipment, net	207,239	215,428
Goodwill	198,287	198,207
Other intangible assets, net	69,829	70,826
Deferred financing and other non-current assets, net	3,982	3,649
Total Assets	$746,222	$725,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,223	$51,220
Accrued expenses and other	68,594	61,050
Income taxes payable	4,984	—
Current portion of long-term debt	266	19,497
Total Current Liabilities	122,067	131,767

Long-term debt	401,365	341,635
Deferred income taxes	37,579	38,536
Other non-current liabilities	318	380
Total Liabilities	561,329	512,318

Commitments and contingencies—see Note 7

Stockholders’ Equity:
Common stock—$.01 par value; 300,000 shares authorized; 99,215 shares issued as of June 30, 2007 and December 31, 2006	992	992
Additional paid in capital	277,517	264,709
Retained earnings	175,271	140,608
Accumulated other comprehensive income	5,907	3,992
Treasury stock, at cost; 17,714 and 15,993 shares as of June 30, 2007 and December 31, 2006, respectively	(274,794)	(196,953)
Total Stockholders’ Equity	184,893	213,348

Total Liabilities and Stockholders’ Equity	$746,222	$725,666

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,711	$53,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,870	12,373
Amortization of deferred financing costs	541	820
Loss on extinguishment of debt	126	—
Amortization of stock-based compensation	3,380	1,504
Allowance for doubtful accounts	3,508	1,491
Deferred income taxes	(1,426)	(2,411)
Foreign currency adjustments	535	274
Loss on sale of equipment and other	(37)	288
Changes in operating assets and liabilities:
Accounts receivable	(1,298)	(9,516)
Inventories	(14,509)	10,871
Prepaid expenses and other current assets	(4,582)	72
Accounts payable	(3,445)	5,223
Accrued expenses and other	6,243	583
Income taxes	14,900	17,073
Excess tax benefit from stock based compensation	(9,333)	(5,140)
Net cash provided by operating activities	74,184	86,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and other intellectual property	(461)	(503)
Purchases of property, plant and equipment	(4,833)	(18,561)
Acquisition of business	(969)	—
Proceeds from sale of equipment	52	31
Net cash used by investing activities	(6,211)	(19,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	148,102	133,500
Repayments of long-term revolving credit facility	(75,806)	(13,000)
Repayments of long-term debt	(45,637)	(52,873)
Proceeds from issuance of Series A Industrial Revenue Bonds	15,380	—
Repayments of Series A Industrial Revenue Bonds	(3,840)	(1,920)
Common stock issued, including reissuances of treasury stock	5,573	2,851
Excess tax benefit from stock based compensation	9,333	5,140
Treasury stock repurchased	(100,000)	(144,000)
Dividend paid to stockholders	(11,753)	—
Payments for deferred financing costs	(1,269)	(702)
Net cash used by financing activities	(59,917)	(71,004)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	988	1,484

Increase/(Decrease) in cash and cash equivalents	9,044	(2,043)

CASH AND CASH EQUIVALENTS, beginning of period	15,788	17,855

CASH AND CASH EQUIVALENTS, end of period	$24,832	$15,812

Supplemental cash flow information:
Cash paid during the period for:
Interest	$11,935	$12,736
Income taxes, net of refunds	$19,197	$17,122

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

        The Company manufactures, markets, and sells products including pillows, mattresses, and other related products. The Company manufactures essentially all its pressure-relieving TEMPUR® products at three manufacturing facilities, with one located in Denmark and two in the U.S. The Company has sales distribution subsidiaries operating in the U.S., Europe, and Asia Pacific and has third party distribution arrangements in certain other countries where it does not have subsidiaries. The Company sells its products through four sales channels: Retail, Direct, Healthcare, and Third party.

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

        (b) Reclassifications—Certain prior period amounts have been reclassified to conform to the 2007 presentation including the presentation of Selling and marketing expenses and General and administrative expenses in the Condensed Consolidated Statements of Income and the presentation of Accounts payable and Accrued expenses and other in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows. These changes do not materially affect previously reported subtotals within the Condensed Consolidated Financial Statements for any previous period presented.

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

        The carrying value of Cash and cash equivalents, Accounts receivable, and Accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2005 Senior Credit Facility (as defined in Note (4) (b)) and under the Industrial Revenue Bonds (as defined in Note (4) (c)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

        (g) Cash and Cash Equivalents—Cash and cash equivalents consist of all investments with initial maturities of three months or less.

        (h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	June 30, 2007	December 31, 2006
Finished goods	$54,206	$41,847
Work-in-process	7,900	6,395
Raw materials and supplies	15,328	13,494
	$77,434	$61,736

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

        (j) Goodwill and Other Intangible Assets—SFAS 142, “Goodwill and Other Intangible Assets” requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. The Company performs an annual impairment test on all existing goodwill and other intangibles in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2006 on all existing goodwill and certain other intangible assets and no impairment existed as of December 31, 2006. If facts and circumstances lead the Company’s management to believe the existing goodwill or certain other intangible assets may be impaired, the Company will evaluate the extent to which the related cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

The following table summarizes information relating to the Company’s Other intangible assets:

		June 30, 2007			December 31, 2006
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$7,467	$8,533	$16,000	$6,667	$9,333
Patents & Other Trademarks	5-20	10,568	7,080	3,488	10,105	6,470	3,635
Customer database	5	4,817	3,982	835	4,200	3,500	700
Foam formula	10	3,700	1,727	1,973	3,700	1,542	2,158
Total		$90,085	$20,256	$69,829	$89,005	$18,179	$70,826

Amortization expense relating to intangible assets for the Company was $1,043 and $1,020 for the three months ended June 30, 2007 and June 30, 2006, respectively. For the six months ended June 30, 2007 and June 30, 2006 amortization expense relating to intangible assets was $2,077 and $2,028, respectively.

The changes in the carrying amount of Goodwill for the six months ended June 30, 2007 are related to changes in amounts for foreign currency translation as follows:

Balance as of December 31, 2006	$198,207
Foreign currency translation adjustments and other	80
Balance as of June 30, 2007	$198,287

Goodwill as of June 30, 2007 and December 31, 2006 has been allocated to the Domestic and International segments as follows:

	June 30, 2007	December 31, 2006
Domestic	$89,929	$89,929
International	108,358	108,278
	$198,287	$198,207

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

The Company had the following activity for sales returns from December 31, 2006 to June 30, 2007:

Balance as of December 31, 2006	$5,883
Amounts accrued	21,629
Returns charged to accrual	(22,212)
Balance as of June 30, 2007	$5,300

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

(l) Warranties—The Company provides a 20-year warranty for U.S. sales and a 15-year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Warranties are included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for warranties from December 31, 2006 to June 30, 2007:

Balance as of December 31, 2006	$2,903
Amounts accrued	2,102
Warranties charged to accrual	(1,519)
Balance as of June 30, 2007	$3,486

(m) Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company is regularly under audit by tax authorities around the world. The Company accounts for uncertain foreign and domestic tax positions as required by Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) according to the facts and circumstances in the various regulatory environments.

        (n) Accumulated Other Comprehensive Income—The adjustment resulting from translating the financial statements of foreign subsidiaries is included in Accumulated other comprehensive income, a component of Stockholders’ Equity. Foreign currency transaction gains and losses are reported in results of operations. As of June 30, 2007, Accumulated other comprehensive income consists solely of $5,907 in foreign currency translation adjustments. The change in Accumulated other comprehensive income for the six-months ended June 30, 2007, is $1,915.

(o) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. The Company extends credit based on the creditworthiness of its customers.  No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company regularly reviews the adequacy of its allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheet was $7,569 and $6,114 as of June 30, 2007 and December 31, 2006, respectively.

The Company reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling were approximately $2,587 and $2,457 for the three months ended June 30, 2007 and June 30, 2006, respectively.  For the six months ended June 30, 2007 and June 30, 2006 amounts included in Net sales for shipping and handling were approximately $5,625 and $5,656, respectively. Amounts included in Cost of sales for shipping and handling were approximately $19,165 and $16,955 for the three months ended June 30, 2007 and June 30, 2006, respectively. Amounts included in Cost of sales for shipping and handling were approximately $39,662 and $34,812 for the six months ended June 30, 2007 and June 30, 2006, respectively.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

(q) Treasury Stock—The Board of Directors may authorize share repurchases of the Company’s common stock (Share Repurchase Authorizations). Share repurchases under these authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company, and a committee of the Board, deem appropriate. Shares repurchased under Share Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee stock option plans. Treasury shares are accounted for under the cost method and reported as a reduction of Stockholders’ equity. Share Repurchase Authorizations may be suspended, limited or terminated at any time without notice.

(r) Stock-Based Compensation—The Company adopted SFAS 123R, “Share-Based Payment” (SFAS 123R) on January 1, 2006 using the modified prospective method for the transition.  SFAS 123R requires compensation expense relating to share-based payments be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the estimated life of the equity award.

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

 (2) Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which is an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

(3) Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	June 30, 2007	December 31, 2006
Land and buildings	$124,353	$75,005
Machinery and equipment	169,505	111,024
Construction in progress	4,280	104,824
	298,138	290,853
Total accumulated depreciation	(90,899)	(75,425)
	$207,239	$215,428

Construction in progress includes capitalized interest costs of $0 and $7,879 as of June 30, 2007 and December 31, 2006, respectively, in connection with the construction of assets. Upon substantial completion of the construction phase of the Albuquerque, New Mexico, manufacturing facility the Company ceased capitalizing interest costs incurred for this project. Additionally, Construction in progress includes $286 and $756 that is also included in Accounts payable as of June 30, 2007 and December 31, 2006, respectively.  These amounts have been excluded from Cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows in their respective periods.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

(4) Long-term Debt

 (a) Long-term Debt—Long-term debt for the Company consisted of the following:

	June 30, 2007	December 31, 2006
2005 Senior Credit Facility:
Foreign Term Loan (EUR Denominated) payable to lenders, interest at Index Rate or LIBOR plus margin (4.78% as of December 31, 2006)	$—	$43,337
Foreign Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (4.84% and 5.82% at June 30, 2007 and December 31, 2006, respectively) commitment through and due June 8, 2012	16,631	14,733
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (6.07% and 6.41% as of June 30, 2007 and December 31, 2006, respectively), commitment through and due June 8, 2012	324,000	253,500

2005 Industrial Revenue Bonds:
Variable Rate Industrial Revenue Bonds Series 2005A, interest rate determined by remarketing agent not to exceed the lesser of (a) the highest rate under state law or (b) 12% per annum (5.35% and 5.53% as of June 30, 2007 and December 31, 2006, respectively), interest due monthly through and principal due September 1, 2030	59,705	48,165

Other:
Mortgages payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest at 4.0% to 5.1%	1,295	1,397
	401,631	361,132
Less: Current portion	(266)	(19,497)
Long-term debt	$401,365	$341,635

        (b) Secured Credit Financing—On October 18, 2005, the Company entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. On February 8, 2006 and on December 13, 2006 the Company entered into amendments to its 2005 Senior Credit Facility, which increased availability, adjusted one financial covenant and added an option to increase the Domestic Revolver by an additional $50,000 at the discretion of the Company. On February 22, 2007, the Company exercised the option to increase the Domestic Revolver by an additional $50,000. On June 8, 2007, the Company entered into an amendment to its 2005 Senior Credit Facility (Amendment No. 3), which increased availability, extinguished the foreign term loan, eliminated the requirement to reduce the domestic revolver commitment by $3,000 each quarter, added an option to increase the Domestic Revolver by an additional $100,000, eliminated the quarterly redemption of the Industrial Revenue Bonds (as defined below) and adjusted certain covenants. In addition, the maturity date of the 2005 Senior Credit Facility was extended from October 18, 2010 to June 8, 2012. In conjunction with Amendment No. 3, the Company wrote-off $126 of deferred financing fees which were previously capitalized. On August 6, 2007, the Company exercised the option to increase the Domestic Revolver by an additional $100,000. As a result, the maximum amount permitted to be borrowed under the domestic revolving credit facility is $590,000, and the total commitment under the 2005 Senior Credit Facility is $640,000.

The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $540,000. The domestic credit facility is a five-year, $490,000 revolving credit facility (Domestic Revolver). The foreign credit facilities consist of a $50,000 revolving credit facility (Foreign Revolver). Both credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in Amendment No. 3, plus one of the following indexes: LIBOR and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of either the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility.  The facility fee is calculated based on the consolidated leverage ratio and ranges from .125% to .25%.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of June 30, 2007.

        At June 30, 2007, the Company had a total of $540,000 of long-term revolving credit facilities under the 2005 Senior Credit Facility, which was comprised of the $490,000 Domestic Revolver and the $50,000 Foreign Revolver (collectively, the Revolvers). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $68,479 at June 30, 2007. After giving effect to letters of credit, $324,000 in borrowings under the Domestic Revolver and $16,631 in borrowings under the Foreign Revolver, total availability under the Revolvers was $130,890 at June 30, 2007.

    (c) Industrial Revenue Bonds— On October 27, 2005, Tempur Production USA, Inc., a subsidiary of Tempur-Pedic International Inc., completed an industrial revenue bond financing for the construction and equipping of Tempur Production’s new manufacturing facility (the Project) located in Bernalillo County, New Mexico.  Under the terms of the financing, Bernalillo County was to issue up to $75,000 of Series 2005A Taxable Variable Rate Industrial Revenue Bonds (the Series A Bonds).  The Series A Bonds are marketed to third party qualified investors by a remarketing agent and secured by a letter of credit issued under the Company’s Domestic Revolver. The Series A Bonds have a final maturity date of September 1, 2030.  The interest rate on the Series A Bonds is a weekly rate set by the remarketing agent, in its sole discretion, though the interest rate may not exceed the lesser of the highest rate allowed under New Mexico law or 12% per annum.  On October 27, 2005, Tempur Production USA, Inc. made an initial draw of $53,925 on the Series A Bonds.  On June 1, 2007, the Company executed an additional advance of $15,380 on the Series A Bonds. Upon completion of this draw, the Company had a total of $59,705 outstanding under the Series A Bonds. The Company used proceeds from the Bonds to pay down the domestic revolving credit facility, among other things. No further advances are expected by the Company under the Series A Bonds.

Bernalillo County also agreed to issue up to $25,000 of Series 2005B Taxable Fixed Rate Industrial Revenue Bonds (the Series B Bonds, and collectively with the Series A Bonds, the Bonds). The Series B Bonds were sold to Tempur World LLC, are not secured by the letter of credit described above, and will be held by Tempur World, LLC, representing the Company’s equity in the Project. The Series B Bonds have a final maturity date of September 1, 2030. The interest rate on the Series B Bonds is fixed at 7.75%. On October 27, 2005, Tempur Production made an initial draw of $17,975 under the Series B Bonds, which was transferred to and used by Tempur World LLC to purchase Series B Bonds. On June 1, 2007, the Company requested an additional advance of $5,127 on the Series B Bonds. Proceeds of this draw will be transferred to and used by Tempur World, LLC to purchase the additional Series B Bonds. Upon completion of this draw, the Company had a total of $23,103 outstanding under the Series B Bonds. No further advances are expected by the Company under the Series B Bonds.

On October 27, 2005, Tempur Production USA, Inc. transferred its interest in the Project to Bernalillo County, and Bernalillo County leased the Project back to Tempur Production USA, Inc. on a long-term basis with the right to purchase the Project for one dollar when the Bonds are retired.  Pursuant to the lease agreement, Tempur Production USA, Inc. will pay rent to Bernalillo County in an amount sufficient to pay debt service on the Bonds and certain fees and expenses.  The Bonds are not general obligations of Bernalillo County, but are special, limited obligations payable solely from bond proceeds, rent paid by Tempur Production USA, Inc. under the lease agreement, and other revenues.  The substance of the transaction is that Bernalillo County issued the Bonds on behalf of Tempur Production USA, Inc.  Therefore, the Company has recorded the obligation as long-term debt of $59,705 in its Condensed Consolidated Balance Sheet as of June 30, 2007.

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

(b) Share Repurchase Programs—On January 25, 2007, the Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company, and a committee of the Board, deemed appropriate. This share repurchase program may be suspended, limited or terminated at any time without notice. As of June 30, 2007, the Company has repurchased 3,840 shares for a total of $100,000, from the January 2007 authorization and has completed the purchase authorization from this authorization.

On July 19, 2007, the Board of Directors authorized an additional Share Repurchase Authorization, to repurchase up to $200,000 of the Company’s common stock.

(6) Stock-Based Compensation

The Company applies the provisions of SFAS 123R which establishes the accounting for employee stock-based awards. The Company currently has three stock-based compensation plans: the 2002 Option Plan (the 2002 Plan), the 2003 Equity Incentive Plan (the 2003 Plan) and the 2003 Employee Stock Purchase Plan (ESPP) which are described under the caption “Stock-based Compensation” in the notes to the Consolidated Financial Statements of the Company’s 2006 Form 10-K.

The Company granted new options to purchase 115 and 370 shares of common stock during the three and six months ending June 30, 2007, respectively, and recognized compensation expense associated with these grants of approximately $223 and $295 during the three and six months ended June 30, 2007, respectively. The Company granted new options to purchase 1,360 shares of common stock during the three months ending June 30, 2006, and recognized compensation expense associated with these grants of approximately $28 during the three months ended June 30, 2006. There were no stock options granted in the first quarter of 2006. As of June 30, 2007, there was $3,132 of unrecognized compensation expense associated with the options granted in 2007, which is expected to be recorded over the weighted average remaining vesting period of 2.8 years. The options granted in the three months ended June 30, 2007 had a weighted average grant-date fair value of $7.15 per option, as determined by the Black-Scholes option pricing model using the following assumptions:

Expected volatility of stock	40.59%
Expected life of options, in years	2.0
Risk-free interest rate	5.07%
Expected dividend yield on stock	1.1%

The Company recorded $1,589 and $715 of total stock-based compensation expense for the three months ended June 30, 2007 and June 30, 2006, respectively. The Company recorded $3,380 and $1,505 of total stock-based compensation expense for the six months ended June 30, 2007 and June 30, 2006, respectively.

 (7) Commitments and Contingencies

(a) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials.  Amounts committed under these programs are not material as of June 30, 2007.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

(b) Securities Litigation — Between October 7, 2005 and November 21, 2005 five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International’s stock between April 22, 2005 and September 19, 2005 (the Securities Law Action).  These actions were consolidated, and a consolidated complaint was filed on February 27, 2006 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006 lead plaintiffs were permitted to file an amended complaint. The Company has filed a motion to dismiss the Securities Law Action and the parties are briefing that matter. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. The Company strongly believes that the Securities Law Action lacks merit, and intends to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Securities Law Action at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operations.

On November 10, 2005 and December 15, 2005 complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International, purportedly derivatively on behalf of the Company (the Derivative Complaints).  The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International’s securities on the basis of material non-public information in 2005.  In addition, the Delaware Derivative Complaint asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above.  On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions. Although the Kentucky court action remains stayed, the Delaware court action stay was lifted by the Court and the plaintiffs filed an amended complaint on April 5, 2007. The Company responded by filing a motion to dismiss the Delaware court action on April 19, 2007. Tempur-Pedic International is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of Tempur-Pedic International.  Tempur-Pedic International is in the process of evaluating these claims.

On January 5, 2007 a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc.).  The action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003 and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007 based on a motion filed by the Company. Then, following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007 the Company filed a motion to dismiss the remaining two counts of the complaint on July 10, 2007. The Company strongly believes that the action filed in the Georgia, Rome Division lacks merit, and intends to defend against the claims vigorously.

The Company is involved in various other legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse effect on its business, financial condition, liquidity, or operating results.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)
(8) Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2007 was 34.2%.  For the same period in 2006, the effective tax rate was 36.6%. The decrease in the effective tax rate is primarily attributable to the increased production activities deduction allowed to U.S. manufacturers under Section 199 of the Internal Revenue Code along with a reduction of the local statutory tax rate in various foreign jurisdictions.

        Reconciling items between the federal statutory income tax rate of 35.0% and the effective tax rate include certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, foreign income currently taxable in the U.S., the production activities deduction, and certain other permanent differences.

        At June 30, 2007, Tempur-Pedic International had undistributed earnings of $8,380 from its foreign subsidiaries determined under U.S. tax principles as of November 1, 2002 related to the period prior to the acquisition of Tempur World, Inc. by Tempur-Pedic International translated into U.S. dollars at the applicable exchange rate on June 30, 2007. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $8,380 of undistributed earnings, as these earnings are considered indefinitely reinvested. In addition, Tempur-Pedic International had remaining undistributed earnings from its foreign subsidiaries determined under U.S. GAAP for the period from November 1, 2002 through June 30, 2007 of $161,365.  No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $161,365 of undistributed earnings, as these earnings are considered indefinitely reinvested.

        The Company adopted the provisions of FIN 48 on January 1, 2007.  As of January 1, 2007, the Company had unrecognized tax benefits of $8,432.  The Company did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. As of June 30, 2007, the Company’s unrecognized tax benefits had not materially changed since the adoption of FIN 48.

        Of the $8,432 of unrecognized tax benefits, the entire amount would impact the effective income tax rate if recognized.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of January 1, 2007, the Company had $600 of accrued interest included in the $8,432 of unrecognized tax benefits.

        The Company is currently under audit by various Federal, State and foreign tax authorities and some of these audits may be finalized in the foreseeable future.  However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the timing or the impact of any amount of such changes, if any, to previously recorded uncertain tax positions. There have been no significant changes to the status of these examinations during the quarter ended June 30, 2007.

        With a few exceptions, the Company is no longer subject to U.S. federal, state/local, or non-U.S. income tax examinations by tax authorities for years prior to 2003, 2003 and 2000, respectively.

(9) Major Customers

Five customers accounted for approximately 17% and 16% of the Company’s Net sales for the three months ended June 30, 2007 and June 30, 2006, respectively. The top five customers in each period accounted for approximately 16% of Accounts receivable, net as of June 30, 2007 and June 30, 2006. The loss of one or more of these customers could negatively impact the Company. The composition of the Company's top five customers varies between the periods ended June 30, 2007 and June 30, 2006.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)
(10) Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$32,931	$26,112	$62,711	$53,005

Denominator:
Denominator for basic earnings per share-weighted average shares	82,963	84,377	83,452	86,848
Effect of dilutive securities:
Employee stock options	1,259	3,083	1,589	3,398
Denominator for basic earnings per share-adjusted weighted average shares	84,222	87,460	85,041	90,246

Basic earnings per share	$0.40	$0.31	$0.75	$0.61

Diluted earnings per share	$0.39	$0.30	$0.74	$0.59

The Company excluded 15 and 625 shares issuable upon exercise of outstanding stock options for the three months ended June 30, 2007 and 2006, respectively, from the Diluted earnings per share computation because their exercise price was greater than the average market price of the Company’s common stock or if they were otherwise anti-dilutive. The Company excluded 149 and 664 shares issuable upon exercise of outstanding stock options for the six months ended June 30, 2007 and 2006, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

(11) Business Segment Information

The Company operates in two business segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Domestic segment consists of the two U.S. manufacturing facilities, whose customers include the U.S. distribution subsidiary and certain North American third party distributors. The International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the Domestic segment. The Company evaluates segment performance based on Net sales and Operating income. Certain prior period amounts have been reclassified to conform to the 2007 presentation. These amounts relate to our Corporate office operating expenses and certain amounts for goodwill and other assets that are carried at the holding company level which are included in the Domestic operating segment.

The following table summarizes Total assets by segment:

	June 30,	December 31,
	2007	2006
Total assets:
Domestic	$535,780	$485,958
International	305,536	322,816
Intercompany eliminations	(95,094)	(83,108)
	$746,222	$725,666

The following tables summarize other segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales from external customers:
Domestic	$170,646	$142,665	$346,124	$294,181
International	86,996	76,297	177,550	153,367
	$257,642	$218,962	$523,674	$447,548

Inter-segment sales:
Domestic
International	$723	$785	$1,687	$1,414
Intercompany eliminations	(723)	(785)	(1,687)	(1,414)
	$—	$—	$—	$—

Operating income/(loss):
Domestic	$29,896	$26,847	$59,270	$51,935
International	25,234	20,378	49,614	42,355
	$55,130	$47,225	$108,884	$94,290

Depreciation and amortization (excluding stock-based compensation amortization):
Domestic	$5,544	$3,360	$11,225	$6,642
International	2,681	2,908	5,645	5,731
	$8,225	$6,268	$16,870	$12,373

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

The following table sets forth Net sales by significant product group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Mattresses	$179,568	$149,870	$364,575	$309,785
Pillows	31,799	29,050	66,676	57,529
All other	46,275	40,042	92,423	80,234
	$257,642	$218,962	$523,674	$447,548

During the course of normal operations, the Domestic segment may purchase inventory from the Danish manufacturing facility from time to time. These purchases are included in the International segment as Intercompany sales. The Intercompany profits on these sales are eliminated from the International segment when the manufacturing profit in ending finished goods inventory is eliminated during the consolidation of the Company’s results. These manufacturing profits were $109 and $146 for the three months ended June 30, 2007 and June 30, 2006, respectively, and $330 and $289 for the six months ended June 30, 2007 and June 30, 2006, respectively.

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

Business Segment Information—We have two reportable business segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The Domestic operating segment consists of our U.S. manufacturing facilities, whose customers include our U.S. distribution subsidiary and certain third party distributors in the Americas. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Domestic operating segment. We evaluate segment performance based on Net sales and Operating income. For the purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Corporate office operating expenses and certain amounts for goodwill and other assets that are carried at the holding company level are included in the Domestic operating segment.

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

Results of Operations

Key financial highlights for the three months ended June 30, 2007 include the following:

•
Net sales rose 18% to $257.6 million from $219.0 million in the second quarter of 2006.  Retail channel Net sales increased 22%. Domestic Retail channel sales increased 23% and International Retail channel sales increased 19%.

•	Earnings per share (EPS) increased 30% to $0.39 per diluted share in the second quarter of 2007 from $0.30 per diluted share in the second quarter of 2006.

•
During the second quarter, Tempur-Pedic International purchased 2.3 million shares of its common stock at a total cost of $60.8 million. These purchases were funded primarily by increased borrowings under our domestic revolving credit facility.

($ in millions, except earnings per share)	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Net sales	$257.6	100%	$219.0	100%	$523.7	100%	$447.6	100%
Cost of sales	133.0	52	112.5	51	271.5	52	229.8	51

Gross profit	124.6	48	106.5	49	252.2	48	217.8	49
Selling and marketing expenses	47.4	18	40.5	19	95.8	18	85.4	19
General and administrative expenses	20.5	8	17.8	8	44.9	9	36.3	8
Research and development expenses	1.6	1	1.0	—	2.6	—	1.8	1

Operating income	55.1	21	47.2	22	108.9	21	94.3	21

Interest expense, net	(6.3)	(2)	(6.2)	(3)	(13.1)	(3)	(10.7)	(2)
Loss on extinguishment of debt	(0.1)	—	—	—	(0.1)	—	—	—
Other income (expense), net	(0.1)	—	—	—	(0.5)	—	(0.1)	—

Income before income taxes	48.6	19	41.0	19	95.2	18	83.7	19
Income tax provision	15.7	6	14.9	7	32.5	6	30.7	7
Net income	$32.9	13%	$26.1	12%	$62.7	12%	$53.0	12%

Earnings per share:
Basic	$0.40		$0.31		$0.75		$0.61
Diluted	$0.39		$0.30		$0.74		$0.59

Cash dividend per common share:	$0.08		$—		$0.14		$—

Weighted average shares outstanding:
Basic	82,963		84,377		83,452		86,848
Diluted	84,222		87,460		85,041		90,246

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

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

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
($ in millions)	2007	2006	2007	2006	2007	2006
Retail	$210.9	$173.3	$145.0	$117.7	$65.9	$55.6
Direct	20.9	20.4	18.3	18.1	2.6	2.3
Healthcare	11.3	10.2	3.4	2.9	7.9	7.3
Third Party	14.5	15.1	3.9	4.0	10.6	11.1
	$257.6	$219.0	$170.6	$142.7	$87.0	$76.3

A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
($ in millions)	2007	2006	2007	2006	2007	2006
Net sales:
Mattresses	$179.6	$149.9	$127.0	$105.3	$52.6	$44.6
Pillows	31.7	29.0	14.6	12.5	17.1	16.5
Other	46.3	40.1	29.0	24.9	17.3	15.2
	$257.6	$219.0	$170.6	$142.7	$87.0	$76.3

Net sales. Net sales for the three months ended June 30, 2007 increased to $257.6 million from $219.0 million for the same period in 2006, an increase of $38.6 million, or 18%. This increase was primarily attributable to an increase in mattress sales in our Retail channel.  Mattress sales increased $29.7 million, or 20%.  For the three months ended June 30, 2007, our Retail channel Net sales increased to $210.9 million from $173.3 million for the same period in 2006, an increase of $37.6 million, or 22%.

Consolidated pillow sales increased approximately $2.7 million or 9% from the second quarter of 2006, primarily in the Domestic segment. Our Direct and Healthcare channel Net sales increased 2% and 11%, respectively.  Growth in the Healthcare channel was favorable in both the Domestic and International segments.

Domestic. Domestic Net sales for the three months ended June 30, 2007 increased to $170.6 million from $142.7 million for the same period in 2006, an increase of $27.9 million, or 20%. Our Domestic Retail channel contributed $145.0 million in Net sales for the three months ended June 30, 2007. This is an increase of $27.3 million, or 23% over the prior year quarter. This increase is primarily due to our efforts to increase productivity in established accounts and selectively extend our distribution. Domestic mattress sales in the second quarter of 2007 increased $21.7 million, or 21%, over the same period in 2006, related primarily to the growth of our Retail channel. In addition, pillow sales increased $2.1 million, or 17%, as we continue to focus on pillow attach rates, emphasizing the benefits of a complete Tempur-Pedic sleep system.

International. International Net sales for the three months ended June 30, 2007 increased to $87.0 million from $76.3 million for the same period in 2006, an increase of $10.7 million, or 14%. The International Retail channel increased $10.3 million, or 19%, for the three months ended June 30, 2007 due to the continued success of new products launched in the first quarter of 2007 and improved productivity of existing accounts. Our Third party sales decreased 5%. Additionally, our Healthcare channel Net sales increased $0.6 million and our Direct channel Net sales increased $0.3 million.  International mattress sales in the second quarter of 2007 increased $8 million, or 18%, over the second quarter of 2006, related primarily to the growth of our Retail channel. Pillow sales for the second quarter of 2007 increased $0.6 million, or 4%, as compared to the second quarter of 2006.

Gross profit. Gross profit for the three months ended June 30, 2007 increased to $124.6 million from $106.5 million for the same period in 2006, an increase of $18.1 million, or 17%. Throughout 2007, our margins have been negatively impacted by incremental depreciation largely related to our Albuquerque manufacturing facility and costs associated with its startup. This negative impact was offset by improvements in our operations primarily related to improved yields and cost savings through our sourcing and distribution initiatives. For our consolidated, full year gross margin, we currently expect these factors will be a negative impact on our full year, consolidated gross margin by up to 1%, as compared to our 2006 full year gross margin.

Domestic. Domestic Gross profit for the three months ended June 30, 2007 increased to $74.4 million from $63.4 million for the same period in 2006, an increase of $11 million, or 17%.  The Gross profit margin in our Domestic segment was 44% for both the three months ended June 30, 2007 and June 30, 2006. For the three months ended June 30, 2007, the Gross profit margin for our Domestic segment has been impacted by the new production facility in Albuquerque, New Mexico, largely related to incremental depreciation and costs associated with its startup. Domestic Costs of sales for the three months ended June 30, 2007 increased to $96.2 million from $79.3 million for the same period in 2006, an increase of $16.9 million, or 21%.

International. International Gross profit for the three months ended June 30, 2007 increased to $50.2 million from $43.1 million for the same period in 2006, an increase of $7.1 million, or 16%. The Gross profit margin in our International segment was 58% and 56% for the three months ended June 30, 2007 and June 30, 2006, respectively, primarily related to favorable geographic and product mix. Our International Cost of sales for the three months ended June 30, 2007 increased to $36.8 million from $33.2 million for the same period in 2006, an increase of $3.6 million, or 11%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production; other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials; and sales force compensation and customer service. We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. In the second quarter of 2007, we launched our new media campaign in the U.S. Selling and marketing expenses increased to $47.4 million for the three months ended June 30, 2007 as compared to $40.5 million for the three months ended June 30, 2006. Selling and marketing expenses as a percentage of Net sales was 18% and 19% for the three months ended June 30, 2007 and June 30, 2006, respectively.

General and administrative expenses and Research and development expenses. General and administrative expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, and expenses for finance, accounting, human resources and other administrative functions. General and administrative expenses increased to $20.5 million for the three months ended June 30, 2007 as compared to $17.8 million for the three months ended June 30, 2006, an increase of $2.7 million, or 15%. The increase was attributable to increased compensation expense and incremental stock based compensation expenses of $0.9 million. In addition, Research and development expenses increased $0.6 million, or 60%, for the three-months ended June 30, 2007, primarily related to our continued investment in research and development capabilities.

General and administrative and Research and development expenses as a percentage of Net sales were 9% for both the three months ended June 30, 2007 and June 30, 2006, respectively.

Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, increased to $6.3 million for the three months ended June 30, 2007, as compared to $6.2 million for the three months ended June 30, 2006, an increase of $0.1 million, or 2%.

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations. Our effective income tax rates for the three months ended June 30, 2007 and for the three months ended June 30, 2006 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses and the production activities deduction.

Our effective tax rate for the three months ended June 30, 2007 was 32%.  For the same period in 2006, the effective tax rate was 36%.   The decrease in the effective tax rate is primarily attributable to recent reductions in statutory tax rates, the effects of revaluing net deferred tax liabilities in jurisdictions subjected to a reduced statutory tax rate and the increased benefit from the production activities deduction.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

The following table sets forth Net sales information, by channel, for the periods indicated:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
($ in millions)	2007	2006	2007	2006	2007	2006
Retail	$429.9	$356.8	$295.0	$242.9	$134.9	$113.9
Direct	42.7	42.4	37.6	37.6	5.1	4.8
Healthcare	23.0	21.3	6.6	6.0	16.4	15.3
Third Party	28.1	27.1	6.9	7.7	21.2	19.4
	$523.7	$447.6	$346.1	$294.2	$177.6	$153.4

A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
($ in millions)	2007	2006	2007	2006	2007	2006
Net sales:
Mattresses	$364.7	$309.8	$257.5	$217.9	$107.2	$91.9
Pillows	66.7	57.5	30.3	25.8	36.4	31.7
Other	92.3	80.3	58.3	50.5	34.0	29.8
	$523.7	$447.6	$346.1	$294.2	$177.6	$153.4

Net sales. Net sales for the six months ended June 30, 2007 increased to $523.7 million from $447.6 million for the same period in 2006, an increase of $76.1 million, or 17%. This increase was primarily attributable to an increase in mattress sales in our Retail channel.  Mattress sales increased $54.9 million, or 18%.  For the six months ended June 30, 2007 our Retail channel Net sales increased to $429.9 million from $356.8 million for the same period in 2006, an increase of $73.1 million, or 20%.

Our Third Party channel Net sales increased by 4%.  Consolidated pillow sales increased approximately $9.2 million from the first six months of 2006, primarily attributable to increased attach rates. Our Direct and Healthcare channels’ sales increased 1% and 8%, respectively.

Domestic. Domestic Net sales for the six months ended June 30, 2007 increased to $346.1 million from $294.2 million for the same period in 2006, an increase of $51.9 million, or 18%. Our Domestic Retail channel contributed $295.0 million in Net sales for the six months ended June 30, 2007. This is an increase of $52.1 million, or 21% over the prior year same period. This increase is due primarily to our efforts to increase productivity in established accounts and selectively extend our distribution. Our Third Party channel Net sales decreased 10% due to decreased sales to our Third Party distributor in Canada. Our Direct channel Net sales remained relatively flat.  Domestic mattress sales increased $39.6 million, or 18%, over the same period in 2006, driven by our Retail channel growth. Pillow sales increased $4.5 million, or 17%, driven by our focus on pillow attach rates, demonstrating the benefits of a complete Tempur-Pedic sleep system.

International. International Net sales for the six months ended June 30, 2007 increased to $177.6 million from $153.4 million for the same period in 2006, an increase of $24.2 million, or 16%. The International Retail channel increased $21 million, or 18%, for the six months ended June 30, 2007 due to the continued success of new products launched in the first quarter of 2007 and improved productivity of existing accounts. Our Direct channel Net sales increased 6%.  Our Third party sales increased 9%. Additionally, our Healthcare channel Net sales increased $1.1 million, or 7%.  International mattress sales increased $15.3 million, or 17%, as compared to 2006. Pillow sales for the six-months ended June 30, 2007 increased $4.7 million, or 15%, as compared to the same period in 2006, primarily attributable to the successful execution of management initiatives set forth to strengthen the pillow market.

Gross profit. Gross profit for the six months ended June 30, 2007 increased to $252.2 million from $217.8 million for the same period in 2006, an increase of $34.4 million, or 16%. Additionally, the opening of our new manufacturing facility in Albuquerque, New Mexico in January 2007 has had a negative impact on our margins, largely related to incremental depreciation and costs associated with its startup. However, our ongoing productivity and global sourcing initiatives have offset the effect of these factors.

Domestic. Domestic Gross profit for the six months ended June 30, 2007 increased to $149.9 million from $130.2 million for the same period in 2006, an increase of $19.7 million, or 15%.  The Gross profit margin in our Domestic segment was 43% and 44% for the six months ended June 30, 2007 and June 30, 2006, respectively. For the six months ended June 30, 2007, the Gross profit margin for our Domestic segment was impacted by increases in depreciation expense and startup costs associated with the opening of our Albuquerque, New Mexico manufacturing facility. Our Domestic cost of sales increased to $196.2 million for the six months ended June 30, 2007 as compared to $164.0 million for the six months ended June 30, 2006, an increase of $32.2 million, or 20%.

International. International Gross profit for the six months ended June 30, 2007 increased to $102.3 million from $87.6 million for the same period in 2006, an increase of $14.7 million, or 17%. The Gross profit margin in our International segment was 58% and 57% for the six months ended June 30, 2007 and June 30, 2006, respectively. For the six months ended June 30, 2007, the Gross profit margin for our International segment was impacted by favorable geographic and product mix. Our International Cost of sales for the six months ended June 30, 2007 increased to $75.3 million from $65.8 million for the same period in 2006, an increase of $9.5 million, or 14%.

Selling and marketing expenses. Selling and marketing expenses increased to $95.8 million for the six months ended June 30, 2007 as compared to $85.4 million for the six months ended June 30, 2006. Selling and marketing expenses as a percentage of Net sales decreased to 18% for the six months ended June 30, 2007 from 19% for the same period for 2006. In 2007, we launched our new media campaign in the U.S. While total Selling and marketing expenses has decreased as a percentage of Net sales, our advertising spending has remained constant as a percentage of Net sales. This is consistent with our strategy to increase our advertising spending at the same rate as our revenue growth in order to drive growth in our brand awareness.

General and administrative and Research and development expenses. General and administrative expenses increased to $44.9 million for the six months ended June 30, 2007 as compared to $36.3 million for the six months ended June 30, 2006, an increase of $8.6 million. General and administrative and research and development expenses as a percentage of Net sales was 9% for both the six months ended June 30, 2007 and the same period in 2006. The increase was primarily attributable to incremental stock based compensation charges of $1.9 million, charges related to bad debt expenses as a result of a U.S. customer seeking to reorganize its operations under chapter 11 of the Bankruptcy Code, and increased compensation expenses. In addition, Research and development expenses increased $0.8 million, or 44%, for the six-months ended June 30, 2007, primarily related to our continued investment in research and development capabilities.

Interest expense, net. Interest expense, net, increased to $13.1 million for the six months ended June 30, 2007, as compared to $10.7 million for the six months ended June 30, 2006, an increase of $2.4 million, or 22%. The increase is related to the discontinuation of the capitalization of interest associated with the construction of the Albuquerque, New Mexico facility.

Income tax provision. Our effective income tax rates for the six months ended June 30, 2007 and 2006 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, compensation expense associated with certain options granted prior to the initial public offering, and the production activities deduction.

Our effective tax rate for the six months ended June 30, 2007 was 34%.  For the same period in 2006, the effective tax rate was 37%. The decrease in the effective tax rate is primarily attributable to recent reductions in statutory tax rates, the effects of revaluing net deferred tax liabilities in jurisdictions subjected to a reduced statutory tax rate and the increased benefit from the production activities deduction.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations and borrowings. Our principal uses of funds consist of capital expenditures, payments of principal and interest on our debt facilities, and share repurchases from time to time pursuant to share repurchase authorizations. At June 30, 2007, we had working capital of $144.8 million including Cash and cash equivalents of $24.8 million as compared to working capital of $105.8 million including $15.8 million in Cash and cash equivalents as of December 31, 2006. This increase in working capital of 37% primarily results from increased inventory levels and prepaid expenses offset by increases in accrued expenses and other as of June 30, 2007 as compared to December 31, 2006.

Our cash flow from operations decreased to $74.2 million for the six months ended June 30, 2007 as compared to $86.5 million for the six months ended June 30, 2006. The decrease in operating cash flow for the period ending June 30, 2007, was primarily related to the increase in our inventory levels and other working capital items as well as the cash outflow resulting from the excess tax benefit from stock based compensation which is classified as a financing cash flow in accordance with SFAS 123R. Increases in our inventory levels resulted in cash outflow of $14.5 million for the six months ended June 30, 2007 as compared to cash inflow of $10.9 million for the six months ended June 30, 2006. Net income increased $9.7 million for the six months ended June 30, 2007 as compared to the same period in 2006.

Net cash used in investing activities decreased to $6.2 million for the six months ended June 30, 2007 as compared to $19.0 million for the six months ended June 30, 2006, a decrease of $12.8 million. The decrease is related to the decreased expenditures on our new manufacturing facility in New Mexico, which we opened in January 2007. In the same period in 2006, the facility was incurring significant capital spending in the construction phase.

Cash flow used by financing activities was $59.9 million for the six months ended June 30, 2007 as compared to $71.0 million for the six months ended June 30, 2006, representing a decrease in cash flow used of $11.1 million. During the six-months ended June 30, 2007, we had a decreased level of treasury stock repurchases as compared to the same period in 2006 and had an additional draw on our Industrial Revenue Bonds of $15.4 million. Additionally, we paid $11.7 million in dividends to our shareholders through the six-months ended June 30, 2007 as compared to $0 for the same period in 2006 and incurred a larger excess tax benefit related to stock-based compensation in 2007 as compared to 2006.

Capital Expenditures

Capital expenditures totaled $4.8 million for the six months ended June 30, 2007 and $18.6 million for the six months ended June 30, 2006. We currently expect our 2007 capital expenditures to be approximately $15 million. This decrease in capital expenditures in 2007 is directly related to the completed construction of our Albuquerque, New Mexico production facility.

Debt Service

Our long-term debt increased to $401.4 million as of June 30, 2007 from $341.6 million as of December 31, 2006.  During the six months ended June 30, 2007, we increased borrowings on our domestic revolving credit facility by $70.5 million in order to fund our share repurchase authorization, through which we purchased 3.8 million shares at a total cost of $100.0 million. Additionally, on June 1, 2007, we increased the borrowings under the Industrial Revenue Bonds by an additional $15.4 million.

On June 8, 2007, we amended our 2005 Senior Credit Facility to increase our availability under the Domestic Revolver. Additionally, this amendment provides for the exercise of an accordion to increase our borrowing capacity by an additional $100.0 million. As a result of this amendment, which extinguished the foreign term loan, we recorded $0.1 million as a loss on extinguishment of debt related to the write-off of deferred financing fees incurred at the inception of the foreign term loan. On August 6, 2007, we exercised the accordion to increase our borrowing under the domestic revolving credit facility by an additional $100.0 million. The Company currently expects that, if it borows under the increased revolver, the funds would be used for general corporate purposes, which could include funding share repurchases.

The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility and the Industrial Revenue Bonds are subject to periodic adjustment based on changes in our consolidated leverage ratio.

Stockholders’ Equity

Share Repurchase Authorization. On January 25, 2007, the Board of Directors approved a share repurchase authorization of up to $100.0 million of common stock. As of June 30, 2007, we have repurchased 3.8 million shares under this authorization for a total of $100.0 million.

On July 19, 2007, our Board of Directors approved an additional share repurchase authorization of up to $200.0 million of common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we deemed appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

Dividend Program. In the first quarter of 2007, the Board of Directors approved an annual cash dividend of $0.24 per share annually, to be paid in quarterly installments of $0.06 to the owners of our common stock. In the second quarter of 2007, the Board of Directors increased the quarterly dividend to $0.08 per share, which was paid on June 14, 2007 to stockholders of record as of May 31, 2007. Our Board of Directors has authorized the third quarter $0.08 cash dividend per share to be paid on September 14, 2007 to shareholders of record as of August 31, 2007. This annual cash dividend program may be limited, suspended, or terminated at any time without prior notice.  Prior to 2007, we had never previously declared a cash dividend for our common stock.

Factors That May Affect Future Performance

Managing Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $945.0 million for 2006 and $523.7 million for the six months ended June 30, 2007. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhanced operating and financial infrastructure and systems and continued expansion of the human resources in our operations. Our expenditures for advertising and other marketing-related activities are made as advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

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

Our largest competitors have significant financial, marketing and manufacturing resources and strong brand name recognition, and sell their products through broad and well established distribution channels. Additionally, we believe that a number of our significant competitors offer mattress products claimed to be similar to our TEMPUR® mattresses and pillows. We are susceptible to competition from lower priced product offerings. We provide strong channel profits to our retailers and distributors, which management believes will continue to provide an attractive business model for our retailers.

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

Our products are currently sold in approximately 6,150 furniture and bedding retail and 200 department stores in the U. S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market of approximately 10,000 stores, our plan is to increase our total penetration to a total of 7,000 to 8,000 over time. Our products are also sold in approximately 4,670 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

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

We are also focused on the hospitality industry and have recently devoted increased resources to this important area. We believe there are growth opportunities for our products through this channel as well as the opportunity to increase consumer trial and brand awareness.  We also believe that as our production facility in Albuquerque continues to increase its production schedule, we will be able to purse this market more aggressively. We have now retained approximately 20 independent sales representatives who are targeting certain hotel chains and attending hospitality trade shows.  In addition, we have started an advertising campaign focused on this market segment.

Financial Leverage—As of June 30, 2007, we had $401.6 million of total Long-term debt outstanding, and our Stockholders’ Equity was $184.9 million. Higher financial leverage makes us more vulnerable to general adverse, competitive, and economic and industry conditions. We believe that operating margins combined with the inherent operating leverage in the business will enable us to de-leverage the business in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available under our 2005 Senior Credit Facility or otherwise, to enable us to de-leverage the business.

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

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at June 30, 2007, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. Dollar, is approximately $0.6 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

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

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On June 30, 2007, we had variable-rate debt of approximately $400.3 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $4.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International’s stock between April 22, 2005 and September 19, 2005 (the Securities Law Action).  These actions were consolidated, and a consolidated complaint was filed on February 27, 2006 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006 lead plaintiffs were permitted to file an amended complaint. Tempur-Pedic International has filed a motion to dismiss the Securities Law Action and the parties are briefing that matter. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. We strongly believe that the Securities Law Action lacks merit, and intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Securities Law Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations.

    On November 10, 2005 and December 15, 2005 complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International, purportedly derivatively on behalf of the Company (the Derivative Complaints).  The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International’s securities on the basis of material non-public information in 2005.  In addition, the Delaware Derivative Complaint asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above.  On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions. Although the Kentucky court action remains stayed, the Delaware court action stay was lifted by the Court and the plaintiffs filed an amended complaint on April 5, 2007. Tempur-Pedic International responded by filing a motion to dismiss the Delaware court action on April 19, 2007.  Tempur-Pedic International is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of Tempur-Pedic International.  Tempur-Pedic International is in the process of evaluating these claims.

    On January 5, 2007 a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc.).  The action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003 and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Then, following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007 we filed a motion to dismiss the remaining two counts of the complaint on July 10, 2007. We strongly believe that the action filed in the Georgia, Rome Division lacks merit, and intend to defend against the claims vigorously.

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

Our top five customers, collectively, accounted for 17% of our Net sales for both the three and six months ended June 30, 2007. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could reduce our liquidity and profitability.

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

We manufacture all of our products at our three facilities in Aarup, Denmark, Duffield, Virginia and Albuquerque, New Mexico. An interruption in production capabilities at these plants as a result of equipment failure could result in our inability to produce our products, which would reduce our sales and earnings for the affected period. In addition, we generally deliver our products only after receiving the order from the customer or the retailer and thus do not hold large inventories. In the event of a disruption in production at either of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. For example, a third party carrier could potentially be unable to deliver our products within acceptable time periods due to a labor strike or other disturbance in its business. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and harm our profitability. We have introduced new distribution programs to increase our ability to deliver products on a timely basis, but if we fail to deliver products on a timely basis, we may lose sales which could decrease our liquidity and profitability. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss.

Our leverage limits our flexibility and increases our risk of default.

As of June 30, 2007, we had $401.6 million in total Long-term debt outstanding. In addition, as of June 30, 2007, our Stockholders’ Equity was $184.9 million. Between October 2005 and June 30, 2007, we repurchased a total of $320.0 million in common stock pursuant to a stock repurchase program authorized by our Board of Directors. We funded the repurchase in part through borrowings under our 2005 Senior Credit Facility, which has substantially increased our leverage. On July 19, 2007, our Board of Directors authorized an additional stock repurchase program for up to $200.0 million of our common stock. Our Board of Directors may authorize additional share repurchases in the future and we may fund these repurchases with debt. In addition, in the first quarter of 2007 our Board of Directors initiated an annual $0.24 cash dividend, paid in quarterly installments of $0.06. In the second quarter of 2007, our Board of Directors increased the quarterly dividend payment to $0.08. We expect that payments of this dividend in 2007 will be approximately $24.4 million. Our degree of leverage could have important consequences to our investors, such as:

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

As of July 31, 2007, our executive officers, directors, and their respective affiliates own, in the aggregate, approximately 11% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2007:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2007 – April 30, 2007	765,100	$26.42	765,100	$40.6
May 1, 2007 – May 31, 2007	---	---	---	---
June 1, 2007 – June 30, 2007	1,545,385	26.28	1,545,385	0.0
Total	2,310,485		2,310,485

On July 19, 2007, the Board of Directors authorized the repurchase of up to $200 million of our common stock. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we, and a committee of the Board, deemed appropriate. This share repurchase program may be suspended, limited or terminated at any time without notice.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Tempur-Pedic International’s annual meeting of stockholders was held on May 7, 2007. Proposals 1 and 2, the only Proposals presented for a vote at the meeting, were approved. The results are as follows:

Proposal 1
Election of the following nominees for director to serve a one-year term until the next annual meeting of stockholders:

	For	Authority Withheld
H. Thomas Bryant	71,842,491	74,685
Francis A. Doyle	71,826,259	90,917
Peter K. Hoffman	71,842,461	74,715
Sir Paul Judge	71,840,715	76,461
Nancy F. Koehn	71,827,819	89,357
Christopher A. Masto	71,720,784	196,392
P. Andrews McLane	71,827,124	90,052
Robert Trussell, Jr.	71,848,621	68,555

Proposal 2

Ratification of appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2007.

For	Against	Abstained
71,836,956	47,016	33,204

Proposals 1 and 2 are described in detail in Tempur-Pedic International’s definitive proxy statement dated April 3, 2007, for the Annual Meeting of Stockholders held on May 7, 2007.

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

10.1
Amendment No. 3 and Consent dated as of June 8, 2007, by and among Tempur World LLC, Tempur Production USA, Inc., Dan-Foam ApS, Tempur-Pedic International, Inc. and certain other subsidiaries as guarantors, Bank of America, N.A., Norda Bank Danmark A/S, Fifth Third Bank, SunTrust Bank, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., National City Bank and Regions Bank (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 2007).

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

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC.
(Registrant)

Date: August 7, 2006	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President, Chief Financial Officer,
And Secretary