Form 10-Q
period 2007-09-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2007-11-01
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

              to

Commission file number 001-31922

TEMPUR-PEDIC INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1022198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1713 Jaggie Fox Way
Lexington, Kentucky 40511
(Address, including zip code, of principal executive offices)

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2007 was 75,140,352 shares.

 Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, the impact of the adoption of recently issued accounting pronouncements, the putative securities class action lawsuits, related and other lawsuits and pending tax assessments, statements relating to the impact of initiatives to accelerate growth, expand market share, maintain costs and improve manufacturing productivity, the rollout and market acceptance of new products, increase in brand awareness, growth in international sales, the renewal of our advertising campaign, the conversion of our operations in Austria and Australia to wholly-owned subsidiaries, our new manufacturing facility in New Mexico, our growth in stand-alone pillow sales, the existence and realization of our net operating losses, and the impact of the cash dividend and stock repurchase program and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$294,094	$240,917	$817,768	$688,465
Cost of sales	152,484	124,894	423,930	354,672
Gross profit	141,610	116,023	393,838	333,793
Selling and marketing expenses	48,830	41,827	144,630	127,230
General and administrative expenses	23,628	19,235	68,497	55,521
Research and development expenses	1,603	1,240	4,278	3,031
Operating income	67,549	53,721	176,433	148,011

Other expense, net
Interest expense, net	(8,261)	(6,728)	(21,394)	(17,402)
Loss on extinguishment of debt	—	—	(126)	—
Other expense, net	(33)	(183)	(410)	(142)
Total other expense	(8,294)	(6,911)	(21,930)	(17,544)
Income before income taxes	59,255	46,810	154,503	130,467
Income tax provision	20,437	17,947	52,974	48,599
Net income	$38,818	$28,863	$101,529	$81,868

Earnings per common share:
Basic	$0.50	$0.35	$1.25	$0.96
Diluted	$0.49	$0.34	$1.22	$0.92

Cash dividend per common share	$0.08	—	$0.22	—

Weighted average common shares outstanding:
Basic	77,725	82,946	81,522	85,533
Diluted	79,173	85,681	83,069	88,666

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,580	$15,788
Accounts receivable, net	165,735	142,059
Inventories	82,065	61,736
Prepaid expenses and other current assets	13,053	8,002
Income taxes receivable	—	588
Deferred income taxes	9,566	9,383
Total Current Assets	293,999	237,556

Property, plant and equipment, net	208,140	215,428
Goodwill	198,623	198,207
Other intangible assets, net	69,014	70,826
Deferred financing costs and other non-current assets, net	4,044	3,649
Total Assets	$773,820	$725,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$64,880	$51,220
Accrued expenses and other	74,364	61,050
Income taxes payable	15,751	—
Current portion of long-term debt	282	19,497
Total Current Liabilities	155,277	131,767

Long-term debt	555,805	341,635
Deferred income taxes	34,294	38,536
Other non-current liabilities	330	380
Total Liabilities	745,706	512,318

Commitments and contingencies—see Note 7

Stockholders’ Equity:
Common stock—$.01 par value; 300,000 shares authorized; 99,215 shares issued as of September 30, 2007 and December 31, 2006	992	992
Additional paid in capital	280,638	264,709
Retained earnings	207,797	140,608
Accumulated other comprehensive income	11,586	3,992
Treasury stock, at cost; 24,110 and 15,993 shares as of September 30, 2007 and December 31, 2006, respectively	(472,899)	(196,953)
Total Stockholders’ Equity	28,114	213,348

Total Liabilities and Stockholders’ Equity	$773,820	$725,666

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTE RNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,529	$81,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,326	18,640
Amortization of deferred financing costs	719	1,479
Loss on extinguishment of debt	126	—
Amortization of stock-based compensation	5,081	2,672
Provision for doubtful accounts	4,541	2,813
Deferred income taxes	(3,101)	(2,479)
Foreign currency adjustments	661	243
Loss on sale of equipment	101	207
Changes in operating assets and liabilities:
Accounts receivable	(22,585)	(23,696)
Inventories	(14,228)	18,545
Prepaid expenses and other current assets	(5,035)	725
Accounts payable	10,250	5,351
Accrued expenses and other	10,636	3,986
Income taxes	25,864	28,926
Excess tax benefit from stock-based compensation	(10,025)	(6,189)
Net cash provided by operating activities	129,860	133,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and other intellectual property	(636)	(699)
Purchases of property, plant and equipment	(8,181)	(24,159)
Acquisition of businesses, net of cash	(5,756)	—
Proceeds from sale of equipment	135	83
Net cash used by investing activities	(14,438)	(24,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	347,547	152,000
Repayments of long-term revolving credit facility	(119,293)	(55,000)
Repayments of long-term debt	(45,416)	(70,622)
Proceeds from issuance of Series A Industrial Revenue Bonds	15,385	—
Repayments of Series A Industrial Revenue Bonds	(5,765)	(3,840)
Proceeds from exercise of stock options	8,078	3,401
Excess tax benefit from stock based compensation	10,025	6,189
Treasury stock repurchased	(299,998)	(144,000)
Dividends paid to stockholders	(17,895)	—
Payments for deferred financing costs	(1,530)	(698)
Net cash used by financing activities	(108,862)	(112,570)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,232	1,652

Increase/(Decrease) in cash and cash equivalents	7,792	(2,602)

CASH AND CASH EQUIVALENTS, beginning of period	15,788	17,855

CASH AND CASH EQUIVALENTS, end of period	$23,580	$15,253

Supplemental cash flow information:
Cash paid during the period for:
Interest	$19,243	$23,560
Income taxes, net of refunds	$30,946	$22,663

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business—Tempur-Pedic International Inc., a Delaware corporation, together with its subsidiaries is a U.S.-based, multinational company. The term “Tempur-Pedic International” refers to Tempur-Pedic International Inc. only, and the term “Company” refers to Tempur-Pedic International Inc. and its consolidated subsidiaries.

        The Company manufactures, markets, and sells pillows, mattresses, and other related products. The Company manufactures essentially all its pressure-relieving TEMPUR® products at three manufacturing facilities, with one located in Denmark and two in the U.S. The Company has sales distribution subsidiaries operating in the U.S., Europe, and Asia Pacific and has third party distribution arrangements in certain other countries where it does not have subsidiaries. The Company sells its products through four sales channels: Retail, Direct, Healthcare, and Third party.

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

        The carrying value of Cash and cash equivalents, Accounts receivable, and Accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2005 Senior Credit Facility (as defined in Note (4)(b)) and under the Industrial Revenue Bonds (as defined in Note (4)(c)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

        (g) Cash and Cash Equivalents—Cash and cash equivalents consist of all investments with initial maturities of three months or less.

        (h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	September 30, 2007	December 31, 2006
Finished goods	$56,348	$41,847
Work-in-process	7,739	6,395
Raw materials and supplies	17,978	13,494
	$82,065	$61,736

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

        (j) Goodwill and Other Intangible Assets—SFAS 142, “Goodwill and Other Intangible Assets” requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. The Company performs an annual impairment test on all existing goodwill and other indefinite-life intangibles in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2006 on all existing goodwill and certain other intangible assets and no impairment existed as of December 31, 2006. If facts and circumstances lead the Company’s management to believe the existing goodwill or certain other intangible assets may be impaired, the Company will evaluate the extent to which the related cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary.

The following table summarizes information relating to the Company’s Other intangible assets:

		September 30, 2007			December 31, 2006
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$7,867	$8,133	$16,000	$6,667	$9,333
Patents & Other Trademarks	5-20	10,780	7,405	3,375	10,105	6,470	3,635
Customer database	5	4,853	4,228	625	4,200	3,500	700
Foam formula	10	3,700	1,819	1,881	3,700	1,542	2,158
Total		$90,333	$21,319	$69,014	$89,005	$18,179	$70,826

Amortization expense relating to intangible assets for the Company was $1,063 and $1,021 for the three months ended September 30, 2007 and September 30, 2006, respectively. For the nine months ended September 30, 2007 and September 30, 2006 amortization expense relating to intangible assets was $3,140 and $3,049, respectively.

The changes in the carrying amount of Goodwill for the nine months ended September 30, 2007 are as follows:

Balance as of December 31, 2006	$198,207
Goodwill acquired during the period	2,188
Foreign currency translation adjustments and other	(1,772)
Balance as of September 30, 2007	$198,623

Goodwill as of September 30, 2007 and December 31, 2006 has been allocated to the Domestic and International segments as follows:

	September 30, 2007	December 31, 2006
Domestic	$89,929	$89,929
International	108,694	108,278
	$198,623	$198,207

On September 3, 2007, the Company acquired the rights to sell its products in the Australian market as well as certain assets of its Australian third party distributor. The total purchase price was approximately $4,800. The assets purchased were initially valued at approximately $2,900 and include inventory and fixed assets, among other assets. The remainder of the purchase price was allocated to Goodwill. As a Third-party distributor, for the eight months ended August 31, 2007 Australia contributed approximately $2,500 in Net sales and for the full year 2006, Australia contributed approximately $3,500 in Net sales.

On January 1, 2007, the Company acquired its third-party distributor in Austria for approximately $1,000.

(k) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The return rates are typically lower within the Retail channel as compared to the Direct channel. Estimated future obligations related to these returns are provided by a reduction of sales in the period in which the revenue is recognized. The Company allows product returns up to 120 days following a sale through certain sales channels and on certain products. Accrued sales returns are included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for sales returns from December 31, 2006 to September 30, 2007:

Balance as of December 31, 2006	$5,883
Amounts accrued	33,935
Returns charged to accrual	(33,676)
Balance as of September 30, 2007	$6,142

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

The Company had the following activity for warranties from December 31, 2006 to September 30, 2007:

Balance as of December 31, 2006	$2,903
Amounts accrued	2,546
Warranties charged to accrual	(2,170)
Balance as of September 30, 2007	$3,279

The New Mexico manufacturing facility has successfully completed the start-up phase of production. During the start-up phase, the Company was accruing for potential incremental warranty charges. As the start-up phase is complete and the facility’s quality is meeting or exceeding the Company’s standards, the Company has ceased accruing for potential start-up phase warranty matters.

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

        (n) Accumulated Other Comprehensive Income—The adjustment resulting from translating the financial statements of foreign subsidiaries is included in Accumulated other comprehensive income, a component of Stockholders’ Equity. Foreign currency transaction gains and losses are reported in results of operations. As of September 30, 2007, Accumulated other comprehensive income consists solely of $11,586 in foreign currency translation adjustments. The change in Accumulated other comprehensive income for the nine months ended September 30, 2007 is $7,594.

(o) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. The Company extends credit based on the creditworthiness of its customers.  No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company regularly reviews the adequacy of its allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets were $7,672 and $6,114 as of September 30, 2007 and December 31, 2006, respectively.

The Company reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling were approximately $2,745 and $2,437 for the three months ended September 30, 2007 and September 30, 2006, respectively.  For the nine months ended September 30, 2007 and September 30, 2006 amounts included in Net sales for shipping and handling were approximately $8,370 and $8,093, respectively. Amounts included in Cost of sales for shipping and handling were approximately $21,767 and $18,977 for the three months ended September 30, 2007 and September 30, 2006, respectively. Amounts included in Cost of sales for shipping and handling were approximately $61,429 and $53,790 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

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

(r) Stock-Based Compensation—The Company adopted SFAS 123R, “Share-Based Payment” (SFAS 123R) on January 1, 2006 using the modified prospective method for the transition.  SFAS 123R requires compensation expense relating to share-based payments be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the vesting period of the equity award.

        Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits from stock-based compensation) to be classified as financing cash flows.

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

        In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities–including an amendment to FASB No. 115” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company is evaluating the potential impact of adopting SFAS 159, which is effective for fiscal years beginning after November 15, 2007.

(3) Property, Plant and Equipment

Property, plant and equipment, net consisted of the following:

	September 30, 2007	December 31, 2006
Land and buildings	$122,659	$75,005
Machinery and equipment	179,513	111,024
Construction in progress	6,869	104,824
	309,041	290,853
Total accumulated depreciation	(100,901)	(75,425)
	$208,140	$215,428

Construction in progress includes capitalized interest costs of $0 and $7,879 as of September 30, 2007 and December 31, 2006, respectively, in connection with the construction of assets in 2006. Upon substantial completion of the construction phase of the Albuquerque, New Mexico manufacturing facility in January, 2007 the Company ceased capitalizing interest costs incurred for this project. Additionally, Construction in progress includes $1,893 and $756 that is also included in Accounts payable as of September 30, 2007 and December 31, 2006, respectively.  These amounts have been excluded from Cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows in their respective periods.

(4) Long-term Debt

 (a) Long-term Debt—Long-term debt for the Company consisted of the following:

	September 30, 2007	December 31, 2006
2005 Senior Credit Facility:
Foreign Term Loan , payable to lenders, interest at Index Rate or LIBOR plus margin (4.78% as of December 31, 2006)	$—	$43,337
Foreign Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (5.57% and 5.82% at September 30, 2007 and December 31, 2006, respectively) commitment through and due June 8, 2012	—	14,733
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (6.53% and 6.41% as of September 30, 2007 and December 31, 2006, respectively), commitment through and due June 8, 2012	497,000	253,500

2005 Industrial Revenue Bonds:
Variable Rate Industrial Revenue Bonds Series 2005A, interest rate determined by remarketing agent not to exceed the lesser of (a) the highest rate under state law or (b) 12% per annum (5.61% and 5.53% as of September 30, 2007 and December 31, 2006, respectively), interest due monthly through and due September 1, 2030	57,785	48,165

Other:
Mortgage payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest at 4.0% to 5.1%	1,302	1,397
	556,087	361,132
Less: Current portion	(282)	(19,497)
Long-term debt	$555,805	$341,635

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

The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $640,000. The domestic credit facility is a five-year, $590,000 revolving credit facility (Domestic Revolver). The foreign credit facility is a five-year $50,000 revolving credit facility (Foreign Revolver). Both credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in Amendment No. 3, plus one of the following indexes: LIBOR and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans are defined as the higher of either the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility.  The facility fee is calculated based on the consolidated leverage ratio and ranges from .125% to .25%.

        The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of September 30, 2007.

        At September 30, 2007, the Company had a total of $640,000 of long-term revolving credit facilities under the 2005 Senior Credit Facility, which was comprised of the $590,000 Domestic Revolver and the $50,000 Foreign Revolver (collectively, the Revolvers). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $67,541 at September 30, 2007. After giving effect to letters of credit and $497,000 in borrowings under the Domestic Revolver, total availability under the Revolvers was $75,459 at September 30, 2007.

(c) Industrial Revenue Bonds— On October 27, 2005, Tempur Production USA, Inc., a subsidiary of Tempur-Pedic International Inc. (Tempur Production), completed an industrial revenue bond financing for the construction and equipping of Tempur Production’s new manufacturing facility (the Project) located in Bernalillo County, New Mexico.  Under the terms of the financing, Bernalillo County was to issue up to $75,000 of Series 2005A Taxable Variable Rate Industrial Revenue Bonds (the Series A Bonds).  The Series A Bonds are marketed to third party qualified investors by a remarketing agent and secured by a letter of credit issued under the Company’s Domestic Revolver. The Series A Bonds have a final maturity date of September 1, 2030.  The interest rate on the Series A Bonds is a weekly rate set by the remarketing agent, in its sole discretion, though the interest rate may not exceed the lesser of the highest rate allowed under New Mexico law or 12% per annum.  On October 27, 2005, Tempur Production made an initial draw of $53,925 on the Series A Bonds.  On June 1, 2007, the Company executed an additional advance of $15,380 on the Series A Bonds. Upon completion of this draw, the Company had a total of $59,705 outstanding under the Series A Bonds. The Company used proceeds from the Bonds to pay down the Domestic Revolver, among other things. No further advances are expected by the Company under the Series A Bonds.

Bernalillo County also agreed to issue up to $25,000 of Series 2005B Taxable Fixed Rate Industrial Revenue Bonds (the Series B Bonds, and collectively with the Series A Bonds, the Bonds). The Series B Bonds were sold to Tempur World LLC, are not secured by the letter of credit described above, and will be held by Tempur World, LLC, representing the Company’s equity in the Project. The Series B Bonds have a final maturity date of September 1, 2030. The interest rate on the Series B Bonds is fixed at 7.75%. On October 27, 2005, Tempur Production made an initial draw of $17,975 under the Series B Bonds, which was transferred to and used by Tempur World LLC to purchase Series B Bonds. On June 1, 2007, the Company requested an additional advance of $5,127 on the Series B Bonds. Proceeds of this draw were transferred to and used by Tempur World, LLC to purchase the additional Series B Bonds. Upon completion of this draw, the Company had a total of $23,103 outstanding under the Series B Bonds. No further advances are expected by the Company under the Series B Bonds.

On October 27, 2005, Tempur Production transferred its interest in the Project to Bernalillo County, and Bernalillo County leased the Project back to Tempur Production on a long-term basis with the right to purchase the Project for one dollar when the Bonds are retired.  Pursuant to the lease agreement, Tempur Production will pay rent to Bernalillo County in an amount sufficient to pay debt service on the Bonds and certain fees and expenses.  The Bonds are not general obligations of Bernalillo County, but are special, limited obligations payable solely from bond proceeds, rent paid by Tempur Production under the lease agreement, and other revenues.  The substance of the transaction is that Bernalillo County issued the Bonds on behalf of Tempur Production.  Therefore, the Company has recorded the obligation as long-term debt of $57,785 in its Condensed Consolidated Balance Sheet as of September 30, 2007.

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

(b) Share Repurchase Programs—On January 25, 2007, the Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock. The Company repurchased 3,840 shares of the Company’s common stock for a total of $100,000, from the January 2007 authorization and completed purchases from this authorization in June 2007. On July 19, 2007, the Board of Directors authorized an additional share repurchase authorization, to repurchase up to $200,000 of the Company’s common stock. As of September 30, 2007, the Company has repurchased 6,561 shares of the Company’s common stock for approximately $200,000 from the July 2007 authorization and has completed purchases from the July authorization.

On October 16, 2007, the Board of Directors authorized an additional share repurchase authorization of up to $300,000 of the Company’s common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company, and a committee of the Board, deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

(6) Stock-Based Compensation

The Company applies the provisions of SFAS 123R which establishes the accounting for employee stock-based awards. The Company currently has three stock-based compensation plans: the 2002 Option Plan (the 2002 Plan), the 2003 Equity Incentive Plan (the 2003 Plan) and the 2003 Employee Stock Purchase Plan (the ESPP) which are described under the caption “Stock-based Compensation” in the notes to the Consolidated Financial Statements of the Company’s 2006 Form 10-K.

        The Company granted new options to purchase 18 and 402 shares of common stock during the three and nine months ending September 30, 2007, respectively. The Company recognized compensation expense of $453 and $752 associated with the 2007 grants during the three and nine months ended September 30, 2007, respectively. The Company granted new options to purchase 110 and 1,470 shares of common stock during the three and nine months ending September 30, 2006, respectively. The Company recognized compensation expense of $484 and $499 associated with the 2006 grants during the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, there was $3,069 of unrecognized compensation expense associated with the options granted in 2007, which is expected to be recorded over the weighted average remaining vesting period of 2.7 years. The options granted in the three months ended September 30, 2007 had a weighted average grant-date fair value of $10.92 per option, as determined by the Black-Scholes option pricing model using the following assumptions:

Expected volatility of stock	40–41%
Expected life of options, in years	5.0
Risk-free interest rate	4.4–5.0%
Expected dividend yield on stock	1.1%

        The Company recorded $1,701 and $1,168 of total stock-based compensation expense for the three months ended September 30, 2007 and September 30, 2006, respectively. The Company recorded $5,081 and $2,672 of total stock-based compensation expense for the nine months ended September 30, 2007 and September 30, 2006, respectively.

 (7) Commitments and Contingencies

        (a) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials.  Amounts committed under these programs are not material as of September 30, 2007.

(b) Securities Litigation — Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International’s stock between April 22, 2005 and September 19, 2005 (the "Securities Law Action").  These actions were consolidated, and a consolidated complaint was filed on February 27, 2006 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006, lead plaintiffs were permitted to file an amended complaint. The Company has filed a motion to dismiss the Securities Law Action which has been fully briefed, and is now awaiting a decision on that motion. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. The Company strongly believes that the Securities Law Action lacks merit, and intends to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Securities Law Action at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operations.

        On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International, purportedly derivatively on behalf of the Company (the Derivative Complaints).  The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International’s securities on the basis of material non-public information in 2005.  In addition, the Delaware Derivative Complaint asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above.  On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions. Although the Kentucky court action remains stayed, the Delaware court action stay was lifted by the Court and the plaintiffs filed an amended complaint on April 5, 2007. The Company responded by filing a motion to dismiss the Delaware court action on April 19, 2007.  That motion is fully briefed and is scheduled for oral argument. Tempur-Pedic International is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of Tempur-Pedic International.  Tempur-Pedic International is in the process of evaluating these claims.

        On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the “Antitrust Action”).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, the Company filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. That motion is fully briefed and the Company is awaiting a decision on the motion. The Company strongly believes that the Antitrust Action lacks merit, and intends to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operations.

        The Company is involved in various other legal proceedings incident to the ordinary course of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse effect on its business, financial condition, liquidity, or operating results.

(8) Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2007 was 34.3%.  For the same period in 2006, the effective tax rate was 37.3%. The decrease in the effective tax rate is primarily attributable to the increased production activities deduction allowed to U.S. manufacturers under Section 199 of the Internal Revenue Code along with a reduction of the local statutory tax rate in various foreign jurisdictions.

        Reconciling items between the federal statutory income tax rate of 35.0% and the effective tax rate include certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, foreign income currently taxable in the U.S., the production activities deduction, and certain other permanent differences.

        At September 30, 2007, Tempur-Pedic International had undistributed earnings of $8,901 from its foreign subsidiaries determined under U.S. tax principles as of November 1, 2002 related to the period prior to the acquisition of Tempur World, Inc. by Tempur-Pedic International translated into U.S. dollars at the applicable exchange rate on September 30, 2007. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $8,901 of undistributed earnings, as these earnings are considered indefinitely reinvested. In addition, Tempur-Pedic International had remaining undistributed earnings from its foreign subsidiaries determined under U.S. GAAP for the period from November 1, 2002 through September 30, 2007 of $178,718.  No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $178,718 of undistributed earnings, as these earnings are considered indefinitely reinvested.

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

As of September 30, 2007, the Company’s unrecognized tax benefits increased by $1,893 as a result of tax positions taken during the current period and decreased by $1,557 as a result of tax positions taken during a prior period.  The decrease of $1,557 did not affect the effective tax rate as it related to a position that was ultimately not taken on the applicable tax return.  Of the $8,768 of unrecognized tax benefits at September 30, 2007, the entire amount would impact the effective income tax rate if recognized.

        The Company is currently under audit by various Federal, State and foreign tax authorities and some of these audits may be finalized in the foreseeable future.  However, based on the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, it is not possible to estimate the timing or the impact of any amount of such changes, if any, to previously recorded uncertain tax positions. On October 24, 2007, the Company received an income tax assessment from the Danish tax authority with respect to 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by our U.S. companies to our Danish subsidiary, and the position taken by the Danish tax authority could apply to subsequent years.  Management is currently evaluating the assessment.  The Company believes it has meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts.  However, there is reasonable possibility under FIN 48 that the amount of unrecognized tax benefits relating to this matter may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

    With a few exceptions, the Company is no longer subject to U.S. federal, state/local, or non-U.S. income tax examinations by tax authorities for years prior to 2003, 2003 and 2000, respectively.

(9) Major Customers

Five customers accounted for approximately 19% and 16% of the Company’s Net sales for the three months ended September 30, 2007 and September 30, 2006, respectively. The top five customers in each period accounted for approximately 21% and 18% of Accounts receivable, net as of September 30, 2007 and September 30, 2006. The loss of one or more of these customers could negatively impact the Company.

(10) Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$38,818	$28,863	$101,529	$81,868

Denominator:
Denominator for basic earnings per share-weighted average shares	77,725	82,946	81,522	85,533
Effect of dilutive securities:
Employee stock options	1,448	2,735	1,547	3,133
Denominator for basic earnings per share-adjusted weighted average shares	79,173	85,681	83,069	88,666

Basic earnings per common share	$0.50	$0.35	$1.25	$0.96

Diluted earnings per common share	$0.49	$0.34	$1.22	$0.92

All outstanding stock options are included in the Diluted earnings per common share for the three months ended September 30, 2007. The Company excluded 475 shares issuable upon exercise of outstanding stock options for the three months ended September 30, 2006 because their exercise price was greater than the average market price of the Company’s common stock or if they were otherwise anti-dilutive. The Company excluded 4 and 625 shares issuable upon exercise of outstanding stock options for the nine months ended September 30, 2007 and 2006, respectively.

(11) Business Segment Information

The Company operates in two business segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Domestic segment consists of the two U.S. manufacturing facilities, whose customers include the U.S. distribution subsidiary and in certain third party distributors in the Americas. The International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the Domestic segment. The Company evaluates segment performance based on Net sales and Operating income. Certain prior period amounts have been reclassified to conform to the 2007 presentation. The reclassifications relate to the Company’s Corporate office operating expenses and certain amounts for goodwill and other assets that are carried at the holding company level which are included in the Domestic operating segment.

The following table summarizes Total assets by segment:

	September 30,	December 31,
	2007	2006
Total assets:
Domestic	$561,864	$485,958
International	326,204	322,816
Intercompany eliminations	(114,248)	(83,108)
	$773,820	$725,666

The following tables summarize other segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales from external customers:
Domestic	$200,451	$164,446	$546,575	$458,627
International	93,643	76,471	271,193	229,838
	$294,094	$240,917	$817,768	$688,465

Inter-segment sales:
Domestic	$—	$4	$—	$4
International	921	1,407	2,608	2,821
Intercompany eliminations	(921)	(1,411)	(2,608)	(2,825)
	$—	$—	$—	$—

Operating income/(loss):
Domestic	$40,715	$32,399	$99,985	$84,334
International	26,834	21,322	76,448	63,677
	$67,549	$53,721	$176,433	$148,011

Depreciation and amortization (excluding stock-based compensation amortization):
Domestic	$5,694	$3,350	$16,919	$9,992
International	2,762	2,917	8,407	8,648
	$8,456	$6,267	$25,326	$18,640

During the course of normal operations, the Domestic segment may purchase inventory from the Danish manufacturing facility from time to time. These purchases are included in the International segment as Intercompany sales. The Intercompany profits on these sales are eliminated from the International segment when the manufacturing profit in ending finished goods inventory is eliminated during the consolidation of the Company’s results. These manufacturing profits were $212 and $476 for the three months ended September 30, 2007 and September 30, 2006, respectively, and $541 and $765 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

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

Strategy and Outlook

We believe we are the industry leader in term’s of profitability, our long-term goal is also to become the world’s largest bedding company in terms of revenue. In order to achieve this goal, we expect to continue to pursue certain key strategies in 2007:

•	Maintain our focus on premium mattresses and pillows and to regularly introduce new products.

•	Invest in increasing our global brand awareness through targeted marketing and advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	Selectively extend our presence and improve our account productivity in both the U.S. and International furniture and bedding stores.

•	Invest in our operating infrastructure to meet the requirements of our growing business, including investments in our research and development capabilities.

Results of Operations

           Key financial highlights for the three months ended September 30, 2007 include the following:

•	Net sales rose 22% to $294.1 million from $240.9 million in the third quarter of 2006. Worldwide mattress revenue increased 22%. Worldwide pillow sales rose 15%.

•	Earnings per share (EPS) increased 44% to $0.49 per diluted share in the third quarter of 2007 from $0.34 per diluted common share in the third quarter of 2006

•
During the third quarter, Tempur-Pedic International purchased 6.6 million shares of its common stock at a total cost of approximately $200.0 million. These purchases were funded primarily by increased borrowings under our domestic revolving credit facility.

(In millions, except earnings and dividends per common share)	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Net sales	$294.1	100%	$240.9	100%	$817.8	100%	$688.5	100%
Cost of sales	152.5	52	124.9	52	424.0	52	354.7	52

Gross profit	141.6	48	116.0	48	393.8	48	333.8	48
Selling and marketing expenses	48.9	16	41.9	17	144.6	17	127.2	18
General and administrative expenses	23.6	8	19.1	8	68.5	8	55.6	8
Research and development expenses	1.6	1	1.2	1	4.3	1	3.0	—

Operating income	67.5	23	53.8	22	176.4	22	148.0	22

Interest expense, net	(8.2)	(3)	(6.8)	(3)	(21.4)	(3)	(17.4)	(3)
Loss on extinguishment of debt	—	—	—	—	(0.1)	—	—	—
Other income (expense), net	—	—	(0.2)	—	(0.4)	—	(0.1)	—

Income before income taxes	59.3	20	46.8	19	154.5	19	130.5	19
Income tax provision	20.5	7	17.9	7	53.0	7	48.6	7
Net income	$38.8	13%	$28.9	12%	$101.5	12%	$81.9	12%

Earnings per common share:
Basic	$0.50		$0.35		$1.25		$0.96
Diluted	$0.49		$0.34		$1.22		$0.92

Dividends per common share:	$0.08		$—		$0.22		$—

Weighted average shares outstanding (In thousands):
Basic	77,725		82,946		81,522		85,533
Diluted	79,173		85,681		83,069		88,666

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

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

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(Millions)	2007	2006	2007	2006	2007	2006
Retail	$251.5	$198.7	$177.4	$139.9	$74.1	$58.8
Direct	18.0	20.6	15.2	18.2	2.8	2.4
Healthcare	12.4	10.5	4.2	3.1	8.2	7.4
Third Party	12.2	11.1	3.7	3.2	8.5	7.9
	$294.1	$240.9	$200.5	$164.4	$93.6	$76.5

A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(Millions)	2007	2006	2007	2006	2007	2006
Net sales:
Mattresses	$207.3	$169.4	$149.2	$122.0	$58.1	$47.4
Pillows	34.4	30.0	18.1	14.9	16.3	15.1
Other	52.4	41.5	33.2	27.5	19.2	14.0
	$294.1	$240.9	$200.5	$164.4	$93.6	$76.5

Net sales. Net sales for the three months ended September 30, 2007 increased to $294.1 million from $240.9 million for the same period in 2006, an increase of $53.2 million, or 22%. This increase was primarily attributable to an increase in mattress sales in our Retail channel.  Mattress sales increased $37.9 million, or 22%.  For the three months ended September 30, 2007, our Retail channel Net sales increased to $251.5 million from $198.7 million for the same period in 2006, an increase of $52.8 million, or 27%.

Consolidated pillow sales increased approximately $4.4 million or 15% from the third quarter of 2006, primarily in the Domestic segment. Consolidated Other, which includes adjustable bedbases, foundations and other related products, increased $10.9 million, or 26%, attributable to increased Mattress sales and the success of our Scandinavian bed system. The Scandinavian bed system is a product offering that is available in multiple configurations, which include a mattress, a foundation and in some cases, an adjustable bedbase. Our Healthcare channel Net sales increased 18% with growth in this channel in both the Domestic and International segments. Our Direct channel Net sales decreased 13%.

Domestic. Domestic Net sales for the three months ended September 30, 2007 increased to $200.5 million from $164.4 million for the same period in 2006, an increase of $36.1 million, or 22%. Our Domestic Retail channel contributed $177.4 million in Net sales for the three months ended September 30, 2007. This is an increase of $37.5 million, or 27% over the prior year quarter. This increase is primarily due to our efforts to increase productivity in established accounts and selectively extend our distribution. Domestic mattress sales in the third quarter of 2007 increased $27.2 million, or 22%, over the same period in 2006, related primarily to the growth of our Retail channel. Our Healthcare channel Net sales increased by $1.1 million, or 35%, related to strategic relationships with healthcare companies who market joint product offerings through their established distribution networks. Net sales in the Direct channel decreased by $3.0 million, or 16%, primarily related to growth in our Retail channel. As our Retail channel distribution increases consumers are more likely to purchase our products from this channel compared to the Direct channel. We had growth across our existing mattress line and sales of our newly launched mattresses are meeting our expectations. In addition, pillow sales increased $3.2 million, or 21%, as a result of our continued focus on pillow attach rates, emphasizing the benefits of a complete Tempur-Pedic sleep system, as well as stand-alone pillow sales.

International. International Net sales for the three months ended September 30, 2007 increased to $93.6 million from $76.5 million for the same period in 2006, an increase of $17.1 million, or 22%. The International Retail channel increased $15.3 million, or 26%, for the three months ended September 30, 2007 due to the continued success of new products launched earlier in 2007 and improved productivity of existing accounts. Our Third party sales increased 8%, even though we converted operations in Austrian and Australian third party distributors to wholly-owned subsidiaries. Additionally, the Healthcare channel Net sales increased 11% and the Direct channel Net sales increased 17%.  International mattress sales in the third quarter of 2007 increased $10.7 million, or 23%, over the third quarter of 2006, related primarily to the growth of our Retail channel. Pillow sales for the third quarter of 2007 increased $1.2 million, or 8%, as compared to the third quarter of 2006.

Gross profit. Gross profit for the three months ended September 30, 2007 increased to $141.6 million from $116.0 million for the same period in 2006, an increase of $25.6 million, or 22%. Several factors have impacted Gross profit margin in 2007. These factors are identified below in the respective segment discussions; however, we currently expect the net impact of these items to negatively impact our full year Gross profit margin by thirty to fifty basis points, as compared to our 2006 full year gross margin.

Domestic. Domestic Gross profit for the three months ended September 30, 2007 increased to $87.7 million from $71.7 million for the same period in 2006, an increase of $16.0 million, or 22%.  The Gross profit margin in our Domestic segment was 44% for both the three months ended September 30, 2007 and September 30, 2006. For the three months ended September 30, 2007, the Gross profit margin for our Domestic segment has been impacted by approximately $2.5 million of depreciation expense associated with our new production facility in Albuquerque, New Mexico and an incremental $1.0 million, compared to the prior year period, in expediting costs of certain raw materials to address product shortages. The negative impact of these items was offset by improvements in our operations primarily related to productivity improvements and cost savings through our sourcing and distribution initiatives. Domestic Cost of sales for the three months ended September 30, 2007 increased to $112.8 million from $92.7 million for the same period in 2006, an increase of $20.1 million, or 22%.

International. International Gross profit for the three months ended September 30, 2007 increased to $53.9 million from $44.3 million for the same period in 2006, an increase of $9.6 million, or 22%. The Gross profit margin in our International segment was 58% for the three months ended September 30, 2007 and September 30, 2006. Our International Cost of sales for the three months ended September 30, 2007 increased to $39.7 million from $32.2 million for the same period in 2006, an increase of $7.5 million, or 23%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production; other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials; and sales force compensation and customer service. We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. In the third quarter of 2007, Selling and marketing expenses increased to $48.9 million for the three months ended September 30, 2007 as compared to $41.9 million for the three months ended September 30, 2006. Selling and marketing expenses as a percentage of Net sales were 17% for both the three months ended September 30, 2007 and September 30, 2006, which is consistent with our strategy to increase our advertising spending at the same rate as our revenue growth in order to drive growth in our brand awareness.

General and administrative expenses and Research and development expenses. General and administrative expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, and expenses for finance, accounting, human resources and other administrative functions. General and administrative expenses increased to $23.6 million for the three months ended September 30, 2007 as compared to $19.1 million for the three months ended September 30, 2006, an increase of $4.5 million, or 24%. The increase was attributable to increased incentive compensation, as many of our bonus plans being accrued at the maximum potential payout given our year-to-date performance. Additionally, we recorded incremental stock-based compensation expenses of $0.5 million in the quarter, compared to the same period last year. Research and development expenses increased $0.4 million, or 33%, for the three-months ended September 30, 2007, primarily related to our continued investment in research and development capabilities.

General and administrative and Research and development expenses as a percentage of Net sales were 9%, and 8% for the three months ended September 30, 2007 and September 30, 2006, respectively.

Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, increased to $8.2 million for the three months ended September 30, 2007, as compared to $6.8 million for the three months ended September 30, 2006, an increase of $1.4 million, or 21%. The increase in interest expense is primarily attributable to the increase in our total Long-term debt levels, related to the repurchase of our common stock under our previously announced share repurchase authorizations and discontinuation of capitalized interest costs associated with the construction of the Albuquerque, New Mexico facility.

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations. Our effective income tax rates for the three months ended September 30, 2007 and for the three months ended September 30, 2006 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses and the production activities deduction.

Our effective tax rate for the three months ended September 30, 2007 was 34%.  For the same period in 2006, the effective tax rate was 38%.   The decrease in the effective tax rate is primarily attributable to recent reductions in statutory tax rates in certain foreign taxing jurisdictions and the increased benefit from the production activities deduction, allowed under Section 199 of the Internal Revenue Code.

On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by our U.S. companies to our Danish subsidiary and the position taken by the Danish tax authority could apply to subsequent years,  Managment is currently evaluating the assessment.  The Company believes it has meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts. However, there is a reasonable possibility under FIN 48 that the amount of unrecognized tax benefits relating to this matter may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

The following table sets forth Net sales information, by channel, for the periods indicated:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(Millions)	2007	2006	2007	2006	2007	2006
Retail	$681.4	$555.5	$472.4	$382.8	$209.0	$172.7
Direct	60.7	63.0	52.8	55.8	7.9	7.2
Healthcare	35.4	31.8	10.8	9.1	24.6	22.7
Third Party	40.3	38.2	10.6	10.9	29.7	27.3
	$817.8	$688.5	$546.6	$458.6	$271.2	$229.9

A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(Millions)	2007	2006	2007	2006	2007	2006
Net sales:
Mattresses	$572.0	$479.2	$406.7	$339.9	$165.3	$139.3
Pillows	101.1	87.5	48.4	40.7	52.7	46.8
Other	144.7	121.8	91.5	78.0	53.2	43.8
	$817.8	$688.5	$546.6	$458.6	$271.2	$229.9

Net sales. Net sales for the nine months ended September 30, 2007 increased to $817.8 million from $688.5 million for the same period in 2006, an increase of $129.3 million, or 19%. This increase was primarily attributable to an increase in mattress sales in our Retail channel.  Mattress sales increased $92.8 million, or 19%.  For the nine months ended September 30, 2007, our Retail channel Net sales increased to $681.4 million from $555.5 million for the same period in 2006, an increase of $125.9 million, or 23%.

Consolidated pillow sales increased approximately $13.6 million from the first nine months of 2006, primarily attributable to increased attach rates. Our Healthcare and Third Party channel Net sales increased by 11% and 5%, respectively. Our Direct channel sales decreased 4%.

Domestic. Domestic Net sales for the nine months ended September 30, 2007 increased to $546.6 million from $458.6 million for the same period in 2006, an increase of $88.0 million, or 19%. Our Domestic Retail channel contributed $472.4 million in Net sales for the nine months ended September 30, 2007. This is an increase of $89.6 million, or 23% over the prior year same period. This increase is due primarily to our efforts to increase productivity in established accounts and selectively extend our distribution. Our Third Party channel Net sales decreased 3% due to decreased sales to our Third Party distributor in Canada. Net sales in our Direct channel decreased 5%, primarily as a result of growth in our Retail channel. As our Retail channel distribution increases consumers are more likely to purchase our products from this channel compared to the Direct channel. Domestic mattress sales increased $66.8 million, or 20%, over the same period in 2006, driven by our Retail channel growth. We had growth across our existing mattress line and sales of our newly launched mattresses are meeting our expectations. Pillow sales increased $7.7 million, or 19%, driven by pillow attach rates, demonstrating the benefits of a complete Tempur-Pedic sleep system. We have also recently seen growth in standalone pillow sales.

International. International Net sales for the nine months ended September 30, 2007 increased to $271.2 million from $229.9 million for the same period in 2006, an increase of $41.3 million, or 18%. The International Retail channel increased $36.3 million, or 21%, for the nine months ended September 30, 2007, due to the continued success of new products launched in the first quarter of 2007 and improved productivity of existing accounts. Our Direct channel and Third party Net sales increased 10% and 9%, respectively, with Third party increasing even though we converted our operations in Austria and Australia from third party distributors to wholly-owned subsidiaries during 2007. Additionally, our Healthcare channel Net sales increased $1.9 million, or 8%.  International mattress sales increased $26.0 million, or 19%, as compared to 2006, related to the growth of our Retail channel. Pillow sales for the nine-months ended September 30, 2007 increased $5.9 million, or 13%, as compared to the same period in 2006, primarily attributable to the successful execution of management initiatives set forth to strengthen the pillow market.

Gross profit. Gross profit for the nine months ended September 30, 2007 increased to $393.8 million from $333.8 million for the same period in 2006, an increase of $60.0 million, or 18%. Several factors have impacted Gross profit margin in 2007. These factors are identified below in the respective segment discussions.

Domestic. Domestic Gross profit for the nine months ended September 30, 2007 increased to $237.5 million from $201.9 million for the same period in 2006, an increase of $35.6 million, or 18%.  The Gross profit margin in our Domestic segment was 43% and 44% for the nine months ended September 30, 2007 and September 30, 2006, respectively. For the nine months ended September 30, 2007, the Gross profit margin for our Domestic segment was impacted by depreciation and start-up costs associated with the opening of our Albuquerque, New Mexico production facility and expediting costs of certain raw materials related to product shortages. Our Domestic cost of sales increased to $309.1 million for the nine months ended September 30, 2007 as compared to $256.7 million for the nine months ended September 30, 2006, an increase of $52.4 million, or 20%.

International. International Gross profit for the nine months ended September 30, 2007 increased to $156.3 million from $131.9 million for the same period in 2006, an increase of $24.4 million, or 18%. The Gross profit margin in our International segment was 58% and 57% for the nine months ended September 30, 2007 and September 30, 2006, respectively, primarily related to favorable product and geographic mix. Our International Cost of sales for the nine months ended September 30, 2007 increased to $114.9 million from $98.0 million for the same period in 2006, an increase of $16.9 million, or 17%.

Selling and marketing expenses. Selling and marketing expenses increased to $144.6 million for the nine months ended September 30, 2007 as compared to $127.2 million for the nine months ended September 30, 2006. Selling and marketing expenses as a percentage of Net sales was 17% and 18% for nine months ended September 30, 2007 and September 30, 2006, respectively. In 2007, we launched our new media campaign in the Domestic segment, with advertisements airing in the third quarter. Our advertising spending has remained constant as a percentage of Net sales. This is consistent with our strategy to increase our advertising spending at the same rate as our revenue growth in order to drive growth in our brand awareness.

General and administrative and Research and development expenses. General and administrative expenses increased to $68.5 million for the nine months ended September 30, 2007 as compared to $55.6 million for the nine months ended September 30, 2006, an increase of $12.9 million. General and administrative and research and development expenses as a percentage of Net sales was 8% for both the nine months ended September 30, 2007 and September 30, 2006. The increase was primarily attributable to incremental stock-based compensation charges of $1.7 million, charges related to bad debt expenses as a result of a U.S. customer seeking to reorganize its operations under Chapter 11 of the Bankruptcy Code and increased incentive compensation, with many of our bonus plans being accrued at the maximum potential payout given our year-to-date performance. In addition, Research and development expenses increased $1.3 million, or 43%, for the nine months ended September 30, 2007, primarily related to our continued investment in research and development capabilities.

Interest expense, net. Interest expense, net, increased to $21.4 million for the nine months ended September 30, 2007, as compared to $17.4 million for the nine months ended September 30, 2006, an increase of $4.0 million, or 23%, increase in interest expense is primarily attributable to the increase in our total Long-term debt levels, related to the repurchase of our common stock under the previously announced Share Repurchase Authorizations and the discontinuation of capitalized interest costs associated with the construction of the Albuquerque, New Mexico facility.

Income tax provision. Our effective income tax rates for the nine months ended September 30, 2007 and 2006 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, compensation expense associated with certain options granted prior to the initial public offering, and the production activities deduction, allowed under Section 199 of the Internal Revenue Code.

Our effective tax rate for the nine months ended September 30, 2007 was 34%.  For the same period in 2006, the effective tax rate was 37%.   The decrease in the effective tax rate is primarily attributable to recent reductions in statutory tax rates in certain foreign taxing jurisdictions, the effects of revaluing net deferred tax liabilities in jurisdictions subjected to a reduced statutory tax rate and the increased benefit from the production activities deduction.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations and borrowings. Our principal uses of funds consist of capital expenditures, payments of principal and interest on our debt facilities, payments of dividends to our shareholders and share repurchases from time to time pursuant to share repurchase authorizations. At September 30, 2007, we had working capital of $138.7 million including Cash and cash equivalents of $23.6 million as compared to working capital of $105.8 million including $15.8 million in Cash and cash equivalents as of December 31, 2006. This increase in working capital of 31% primarily attributable to changes in certain working capital items resulting from increased Net sales and the timing of income tax payments, offset by a decrease in the Current portion of Long-term debt resulting from Amendment No. 3 to our 2005 Senior Credit Facility.

Our cash flow from operations decreased to $129.9 million for the nine months ended September 30, 2007 as compared to $133.1 million for the nine months ended September 30, 2006. The decrease in operating cash flow for the period ending September 30, 2007, was primarily related to the increase in our inventory levels offset by other working capital items and depreciation and amortization. Increases in our inventory levels resulted in cash outflow of $14.2 million for the nine months ended September 30, 2007 as compared to cash inflow of $18.5 million for the nine months ended September 30, 2006. The increase in our inventory levels are a result of ramping up to fulfill current order trends. Increased depreciation and amortization was primarily attributable to the opening of our Albuquerque, New Mexico manufacturing facility. Net income increased $19.6 million for the nine months ended September 30, 2007 as compared to the same period in 2006, which partially offset the items discussed above.

Net cash used in investing activities decreased to $14.4 million for the nine months ended September 30, 2007 as compared to $24.8 million for the nine months ended September 30, 2006, a decrease of $10.4 million. The decrease is related to the decreased expenditures on our new manufacturing facility in New Mexico, which we opened in January 2007. In the same period in 2006, the facility was incurring significant capital spending in the construction phase. During 2007, we have spent $5.8 million on the acquisition of businesses related to the purchases of third-party distributors in Austria and Australia.

Cash flow used by financing activities was $108.9 million for the nine months ended September 30, 2007 as compared to $112.6 million for the nine months ended September 30, 2006, representing a decrease in cash flow used of $3.7 million. During the nine-months ended September 30, 2007, we repurchased 10.4 million  shares of treasury stock for $300.0 million as compared to $144.0 in the same period in 2006 and had an additional draw on our Industrial Revenue Bonds of $15.4 million. Additionally, we paid $17.9 million in dividends to our shareholders through the nine-months ended September 30, 2007 and paid no dividends for the same period in 2006 and incurred a larger excess tax benefit related to stock-based compensation in 2007 as compared to 2006.

Capital Expenditures

Capital expenditures totaled $8.2 million for the nine months ended September 30, 2007 and $24.2 million for the nine months ended September 30, 2006. We currently expect our 2007 capital expenditures to be approximately $15.0 million as compared to $37.2 million for 2006. This decrease in capital expenditures in 2007 is directly related to the completed construction of our Albuquerque, New Mexico production facility.

Debt Service

Our long-term debt increased to $555.8 million as of September 30, 2007 from $341.6 million as of December 31, 2006. During the nine months ended September 30, 2007, we increased borrowings on our Domestic Revolver by $243.5 million in order to fund our share repurchase authorization, through which we purchased 10.4 million shares at a total cost of $300.0 million. Additionally, on June 1, 2007, we increased the borrowings under the Bonds by an additional $15.4 million. Our total availability under the Revolvers was $75.5 million at September 30, 2007.

On June 8, 2007, we amended our 2005 Senior Credit Facility to increase our availability under the Domestic Revolver. Additionally, this amendment provides for the exercise of an accordion to increase our borrowing capacity by an additional $100 million. As a result of this amendment, which extinguished the foreign term loan, we recorded $0.1 million as a loss on extinguishment of debt related to the write-off of deferred financing fees incurred at the inception of the foreign term loan. On August 6, 2007, we exercised the accordion to increase our borrowing under the Domestic Revolver by an additional $100 million. The Company currently expects that, if it borrows under the increased revolver, the funds would be used for general corporate purposes, which could include funding share repurchases.

The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility and the Bonds are subject to periodic adjustment based on changes in our consolidated leverage ratio.

Stockholders’ Equity

Share Repurchase Authorization. On January 25, 2007, the Board of Directors approved a share repurchase authorization of up to $100.0 million of common stock. We repurchased 3.8 million shares of our common stock under this authorization for a total of $100.0 million and completed purchases from this authorization in June 2007. On July 19, 2007, our Board of Directors approved an additional share repurchase authorization of up to $200.0 million of common stock. As of September 30, 2007, we have repurchased 6.6 million shares of our common stock under this authorization for a total of approximately $200.0 million.

On October 16, 2007, the Board of Directors approved an additional share repurchase authorization of up to $300.0 million of our common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we, and a committee of the Board, deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

Dividend Program. In the first quarter of 2007, the Board of Directors approved an annual cash dividend of $0.24 per share annually, to be paid in quarterly installments of $0.06 to the owners of our common stock. In the second quarter of 2007, the Board of Directors increased the quarterly dividend to $0.08 per share. Our Board of Directors has authorized the fourth quarter $0.08 cash dividend per share to be paid on December 14, 2007 to shareholders of record as of November 30, 2007.  This annual cash dividend program may be limited, suspended, or terminated at any time without prior notice.  Prior to 2007, we had never previously declared a cash dividend for our common stock.

Factors That May Affect Future Performance

Managing Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $945.0 million for 2006 and $817.8 million for the nine months ended September 30, 2007. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhanced operating and financial infrastructure and systems and continued expansion of the human resources in our operations. Our expenditures for advertising and other marketing-related activities are made as advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

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

In addition, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business by expanding our sales force as necessary and extending our product line. Salesforce expansion allows our salespeople to focus on fewer stores, resulting in more time spent with each retail location to work with each retailer individually on merchandising, training and to educate retail associates about the benefits of our products. Additionally, by extending our product line, we should be able to continue to expand the number of Tempur-Pedic®  models offered at the retail store level, which should lead to increased sales.

Our products are currently sold in approximately 6,270 furniture and bedding retail stores in the U. S. Within the addressable market of approximately 10,000 stores, our plan is to increase our total penetration to a total of 7,000 to 8,000 over time. Our products are also sold in approximately 4,920 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

In addition to these growth opportunities, management believes that we currently supply only a small percentage of approximately 15,400 nursing homes and 5,000 hospitals in the U.S., with a collective bed count in excess of 2.7 million. Clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of pressure ulcers, or bed sores, a major problem for elderly and bed-ridden patients. We have developed strategic relationships with healthcare companies who market joint product offerings through their established distribution networks.

We are also focused on the hospitality industry. We believe there are growth opportunities for our products through this channel as well as the opportunity to increase consumer trial and brand awareness.  We have approximately 20 independent sales representatives who are targeting certain hotel chains and attending hospitality trade shows.  In addition, we have an advertising campaign focused on this market segment.

Financial Leverage—As of September 30, 2007, we had $555.8 million of total Long-term debt outstanding, and our Stockholders’ Equity was $28.1 million. Higher financial leverage makes us more vulnerable to adverse competitive, economic and industry conditions. We believe we will be able to decrease our Long-term debt in a manner consistent with historical experience. There can be no assurance, however, that our business will generate sufficient cash flow from operations to enable us to de-leverage the business or that future borrowings will be available under our 2005 Senior Credit Facility.

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

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at September 30, 2007, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. Dollar, is approximately $0.7 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

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

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On September 30, 2007, we had variable-rate debt of approximately $554.8 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $5.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International’s stock between April 22, 2005 and September 19, 2005 (the "Securities Law Action").  These actions were consolidated, and a consolidated complaint was filed on February 27, 2006 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006 lead plaintiffs were permitted to file an amended complaint. We filed a motion to dismiss the Securities Law Action which has been fully briefed, and are now awaiting a decision on that motion. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. We strongly believe that the Securities Law Action lacks merit, and intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Securities Law Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations.

        On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International, purportedly derivatively on behalf of the Company (the Derivative Complaints).  The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International’s securities on the basis of material non-public information in 2005.  In addition, the Delaware Derivative Complaint asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above.  On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions. Although the Kentucky court action remains stayed, the Delaware court action stay was lifted by the Court and the plaintiffs filed an amended complaint on April 5, 2007. The Company responded by filing a motion to dismiss the Delaware court action on April 19, 2007.  That motion is fully briefed and is scheduled for oral argument. Tempur-Pedic International is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of Tempur-Pedic International.  Tempur-Pedic International is in the process of evaluating these claims.

        On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the “Antitrust Action”).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, we filed a motion to dismiss the remaining two counts of the Antitrust Action  on July 10, 2007. That motion is fully briefed and the Company is awaiting a decision on the motion. We strongly believe that the Antitrust Action lacks merit, and intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operation.

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

We currently conduct international operations in over 70 countries, and we may pursue additional international opportunities.  We generated approximately 33% of our Net sales from non-U.S. operations during the nine months ended September 30, 2007.  Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, the potential assessment of duplicative taxes in multiple jurisdictions, fluctuations in exchange rates, inflation and unstable political situations, the potential unavailability of intellectual property protection and labor issues.

On October 24, 2007, the Company received an income tax assessment from the Danish tax authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by our U.S. companies to our Danish subsidiary and the position taken by the Danish tax authority could apply to subsequent years. Management is currently evaluating the assessment.  The Company believes it has meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts.  However, there is a reasonable possibility under FIN 48 that the amount of unrecognized tax benefits relating to this matter may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

Because we depend on our significant customers, a decrease or interruption in their business with us would reduce our sales and profitability.

        Our top five customers, collectively, accounted for 19% and 18% of our Net sales for the three and nine months ended September 30, 2007, respectively. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in write-offs or in the loss of future business and could reduce our liquidity and profitability.

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

        As of September 30, 2007, we had $556.1 million in total Long-term debt outstanding. In addition, as of September 30, 2007, our Stockholders’ Equity was $28.1 million. Between October 2005 and September 30, 2007, we repurchased a total of $520.0 million in common stock pursuant to stock repurchase authorizations authorized by our Board of Directors. We funded the repurchase in part through borrowings under our 2005 Senior Credit Facility, which has substantially increased our leverage. On October 16, 2007, our Board of Directors authorized an additional stock repurchase program for up to $300.0 million of our common stock. Our Board of Directors may authorize additional share repurchases in the future and we may fund these repurchases with debt. In addition, in the first quarter of 2007 our Board of Directors initiated an annual $0.24 cash dividend, paid in quarterly installments of $0.06. In the second quarter of 2007, our Board of Directors increased the quarterly dividend payment to $0.08. We expect that payments of this dividend in 2007 will be approximately $23.8 million. Our degree of leverage could have important consequences to our investors, such as:

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

As of October 31, 2007, our executive officers, directors, and their respective affiliates own, in the aggregate, approximately 11% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2007:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2007 – July 31, 2007	2,329,600	$31.81	2,329,600	$125.9
August 1, 2007 – August 31, 2007	3,867,800	29.73	3,867,800	10.9
September 1, 2007 – September 30, 2007	364,089	29.97	364,089	--
Total	6,561,489		6,561,489

On January 25, 2007, the Board of Directors authorized the repurchase of up to $100 million of our common stock. This January 2007 authorization was completed in June 2007. On July 19, 2007, the Board of Directors authorized the repurchase of up to $200 million of our common stock. This July 2007 authorization was completed in September 2007.

On October 16, 2007, the Board of Directors authorized the repurchase of up to $300 million of our common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we, and a committee of the Board, deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

10.1		Modification Agreement, dated as of August 6, 2007, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam Aps, Tempur-Pedic International, Inc., Tempur World LLC, and Tempur World Holdings, LLC and certain other subsidiaries as guarantors, Bank of America, N.A., Nordea Bank Danmark A/S, Fifth Third Bank, Sun Trust Bank, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., Regions Bank, and National City Bank.

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TEMPUR-PEDIC INTERNATIONAL INC.
(Registrant)

Date: November 1, 2007	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President, Chief Financial Officer,
and Secretary