Form 10-K
period 2008-02-13
TEMPUR PEDIC INTERNATIONAL INC
filed 2008-02-29
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,"  "large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒          Accelerated filer ☐          Non-Accelerated filer o   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant on June 29, 2007, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $1,937,627,148.

The number of shares outstanding of the registrant’s common stock as of February 22, 2008 was 74,595,057 shares.

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

    This annual report on Form 10-K, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, the impact of the adoption of recently issued accounting pronouncements, the putative securities and antitrust class action lawsuits, related and other lawsuits and pending tax assessments, statements relating to the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market, expand business within established accounts and into under-penetrated markets, maintain costs and improve manufacturing productivity, the vertical integration of our business, our ability to source raw materials effectively, the development, rollout and market acceptance of new products, increase in brand awareness, growth in our Healthcare segment, our ability to generate significant cash flow, and the impact of the cash dividend and stock repurchase program and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 7 of Part II of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

    There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under ITEM IA of Part I of this report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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
i

 PART I

ITEM 1. BUSINESS

General

We are the leading manufacturer, marketer and distributor of premium mattresses and pillows which we sell in approximately 80 countries under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary, pressure-relieving TEMPUR® material is temperature sensitive, has a high density, and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

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

We sell our premium mattresses and pillows through four distribution channels in each operating business segment: Retail (furniture and bedding, and specialty stores, as well as department stores); Direct (direct response and internet); Healthcare (chiropractors, medical retailers, hospitals and other healthcare markets); and Third party distributors in countries where we do not sell directly through our own subsidiaries.

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

You may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549.  The public may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website of the SEC is www.sec.gov.

 Market Opportunity and Competitive Strengths

Global Market

Most standard mattresses are made using innersprings, and primarily sold through retail furniture and bedding stores. Alternatives to innerspring mattresses include viscoelastic and foam mattresses, airbeds and waterbeds (collectively called specialty or non-innerspring mattress). According to the International Sleep Products Association (ISPA), mattress unit sales were approximately 22.1 million in the U.S. in 2007. We believe a similar number of mattress units were sold outside the U.S. in 2007. We believe over the last four years the specialty mattress category grew at a notably higher rate than the industry as a whole.

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

Our Market Position

We are the worldwide leader in specialty sleep, the fastest growing segment of the estimated $13.0 billion global mattress market. We are focused on developing, manufacturing and marketing advanced sleep surfaces that help improve the quality of life for people around the world. We believe demand for our products is being driven by significant growth in our core demographic market, increased awareness of the health benefits of a better quality mattress and the shift in consumer preference from firmness to comfort. As consumers continue to prefer alternatives to standard innerspring mattresses, our products become more widely available and as our brand gains broader consumer recognition, we expect that our premium products will continue to attract sales from the standard mattress market.

Superior Product Offerings

Our high-quality, high-density, temperature-sensitive TEMPUR® material distinguishes our products from other products in the marketplace. Viscoelastic pressure-relieving material was originally developed by NASA in 1971 in an effort to relieve astronauts of the G–force experienced during lift-off, and NASA subsequently made this formula publicly available. The NASA viscoelastic pressure-relieving material originally proved unstable for commercial use. However, after several years of research and development, we succeeded in developing a proprietary formulation and proprietary process to manufacture a stable, durable and commercially viable product. The key feature of our pressure-relieving TEMPUR® material is its temperature sensitivity. It conforms to the body, becoming softer in warmer areas where the body is making the most contact with the pressure-relieving TEMPUR® material and remaining firmer in cooler areas where less body contact is being made. As the material molds to the body’s shape, the body is supported in the correct anatomical position with the neck and spine in complete therapeutic alignment. Our pressure-relieving TEMPUR® material also has higher density than other viscoelastic materials, resulting in improved durability and enhanced comfort. In addition, clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of pressure ulcers or bed sores, a major problem for elderly and bed-ridden patients.

Increasing Global Brand Awareness

           We sell our products in approximately 80 countries primarily under the TEMPUR® and Tempur-Pedic ® brands. We believe consumers in the U.S. and internationally increasingly associate our brand name with premium quality products that enable better overall sleep. Our TEMPUR® brand has been in existence since 1991 and its global awareness is reinforced by our high level of customer satisfaction, as demonstrated by: recognition received by the Arthritis Foundation, the NASA Space Foundation, Good Housekeeping and Consumers Digest. In addition, our products are recommended by more than 25,000 healthcare professionals worldwide and an independent study reported 95% of our customers surveyed have recommended Tempur-Pedic products to others.

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

Strong Financial Performance

Our business generates significant cash flow due to the combination of our growing revenues, strong gross and operating margins, low maintenance capital expenditures and limited working capital requirements. Further, our vertically-integrated operations generated an average of approximately $0.8 million in Net sales per employee in 2007. For the year ended December 31, 2007, our Gross profit margin and Net income margin were 48.3% and 12.8%, respectively, on Net sales of $1.1 billion. Our strong financial performance gives us the flexibility to invest in our manufacturing operations, enhance our sales force and marketing, invest in information systems and recruit experienced management and other personnel.

Significant Growth Opportunities

We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By expanding our brand awareness and offering superior sleep surfaces, we believe consumers will continue to adopt our products at an increasing rate, which should expand our market share. As of December 31, 2007, our products were sold in approximately 6,350 furniture and bedding retail stores in the U.S. Within the available market of approximately 10,000 stores, our plan is to increase our total door count to 7,000 to 8,000 over time. As we deepen our penetration of the furniture and bedding market, our growth strategy is increasingly directed to the expansion of business within our established accounts by increasing slots per store, expanding our sales force and trainers as needed and introducing new products.  In addition, in the U.S. we have focused the expansion of our distribution into regions where demographic and buying power metrics indicate that we are under penetrated. Internationally, our products are available in approximately 4,990 furniture retail and department stores, out of a total of approximately 7,000 stores we have identified as appropriate targets. As consumers continue their shift toward the purchase of non-innerspring mattress products and sleep surfaces we believe we are well positioned to capitalize on this growth opportunity.

 Our Products

Mattresses

Our mattresses represented 69.4% of our worldwide Net sales in 2007 and are our leading product category in growth in recent years. Our mattresses are composed of proprietary multi-layer, temperature sensitive, pressure-relieving TEMPUR® material. We offer several mattress models, some of which are covered by one or more patents and/or patent applications.

In the U.S. our newest mattress offering, ‘The AlluraBed by Tempur-Pedic™’ was introduced at The World Market in Las Vegas in January 2008 and will be shipping to retailers in the first half of 2008.

Internationally, during the first quarter of 2008, our high end mattress model, the TEMPUR Royale™, and the TEMPUR Scandinavian Supreme™ will be expanded into other international markets. These products were well received in their initial market launches during 2007.

Pillows

Our premium pillow offerings include a variety of styles and represented 12.9% of worldwide Net sales in 2007. Our pillows provide plush and pressure-relieving comfort as the temperature sensitive material molds to the body.

Other Products

Our other products represented 17.7% of our worldwide sales in 2007. This category includes foundations used to support our mattress products, adjustable beds, and many other types of offerings including a variety of cushions and other comfort products. In the U.S. a new adjustable base offering, the ‘TEMPUR Advanced Ergo System™’, was introduced at The World Market in Las Vegas in January 2008 and will be shipping to retailers in the first half of 2008.

Marketing and Sales

We primarily sell at wholesale through three distinct channels: Retail, Healthcare and Third Party. We market directly to consumers in the U.S. and the United Kingdom through our Direct channel. Our marketing strategy is to increase consumer awareness of the benefits of our products and to further associate our brand name with better overall sleep and premium quality products. We launched our new media campaign in the Domestic segment during 2007. This campaign will continue to be implemented in the U.S. and rolled out across many of our international markets during 2008. Based on our analysis of the best ways to reach our target demographic market, we have begun advertising on national network television in the U.S.

Retail

This is our fastest growing channel and is driven by a sales team dedicated to introducing our products to retailers. We work with and target furniture and bedding retailers, specialty stores, and department stores, among others. Our Retail channel represented 83.1% of Net sales in 2007.

Direct

This channel sells products directly to consumers through our call center operations and the internet in the U.S. and the United Kingdom. Our direct response program targets customers in these markets through television, radio, magazine and newspaper product offering advertisements. Our Direct channel represented 7.2% of Net sales in 2007.

Healthcare

We sell to hospitals, nursing homes, healthcare professionals and medical retailers that utilize our products to treat patients, or may recommend or sell them to their clients. In addition, in the U.S. we are partnering with healthcare vendors in a sales method whereby the vendor integrates our TEMPUR® material into their products to improve patient comfort and wellness. This channel represented 4.6% of Net sales in 2007.

Third Party

Third party sales represented 5.1% of Net sales in 2007. We utilize third party distributors to serve markets that are currently outside the range of our wholly-owned subsidiaries. Our approach to these developing markets has allowed us to build sales, marketing and brand awareness with minimal capital risk. We have entered into written and verbal arrangements with third party distributors located in approximately 65 countries.

 Seasonality

A significant portion of our growth in Net sales is attributable to growth in sales in our Domestic retail channel, particularly sales to furniture and bedding stores. We believe that our sales of mattresses and pillows to furniture and bedding stores are subject to modest seasonality inherent in the bedding industry with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters. Internationally, specifically in Europe, we are subject to seasonality with Net sales lower in the third quarter as compared to the other quarters during the year.

Operations

         Manufacturing and Related Technology

    Our products are currently manufactured in our 517,000 square-foot facility located in Aarup, Denmark, our 540,000 square-foot facility in Duffield, Virginia and our 800,000 square-foot facility in Albuquerque, New Mexico. Most of the sewing and production of mattress and pillow covers is outsourced to third party suppliers.

         Suppliers

    We obtain the raw materials used to produce our pressure-relieving TEMPUR® material from outside sources. We currently acquire chemicals and proprietary additives from a number of suppliers with manufacturing locations around the world. We expect to continue these supplier relationships for the foreseeable future. We do not consider ourselves dependent upon any single outside vendor as a source of raw materials and believe that sufficient alternative sources of supply for the same or similar raw materials are available.

         Research and Development

We opened a new research and development center located in Duffield, Virginia. This project was completed in January 2007. This facility is designed to facilitate detailed product testing and analysis utilizing state-of-the-art technology. In addition to our research and development efforts, we also devote significant efforts to product development as part of our sales and marketing operations. Research and development expenses, excluding product development, were $5.9 million, $3.7 million and $2.7 million in 2007, 2006 and 2005, respectively. In 2008, we plan to increase our spending on research and development efforts in order to continue providing superior and innovative mattress and pillow products to our target markets.

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

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of many of our mattress and pillow products. As of December 31, 2007, we held 15 U.S. patents, expiring at various points between 2013 and 2025, and had 15 U.S. patent applications pending. We also held 55 foreign patents and had 44 foreign patent applications pending.

As of December 31, 2007, we held 411 trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. TEMPUR® and Tempur-Pedic® are trademarks registered with the United States Patent and Trademark Office. We have a number of other U.S. applications pending or registrations existing for our trademarks, including ‘The CelebrityBed by Tempur-Pedic™’ and other key product models. Swedish Sleep System,® Tempur-Med® and the Tempur-Pedic logo are also registered in the U.S. and various countries worldwide. In addition, we have U.S. applications pending for additional marks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the mark remains in use.

Governmental Regulation

Our operations are subject to state, local and foreign consumer protection and other regulations relating to the mattress and pillow industry. These regulations vary among the states and countries in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. The U.S. Consumer Product Safety Commission has adopted new rules relating to fire retardancy standards for the mattress and pillow industry. The State of California similarly adopted new fire retardancy standards in 2005. We have developed and implemented product modifications that allow us to meet these new standards. Many foreign jurisdictions also regulate fire retardancy standards, and changes to these standards and changes in our products that require compliance with additional standards would raise similar risks. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products. We have made and will continue to make capital and other expenditures necessary to comply with all these requirements. We believe that we are in substantial compliance with the applicable federal, state, local, and foreign rules and regulations governing our business.

 Employees

As of December 31, 2007, we had approximately 1,400 employees, with approximately 700 in the U.S., 300 in Denmark and 400 in the rest of the world. Certain of our employees in Denmark are covered by a government labor union contract as required by Danish law. None of our U.S. employees are covered by a collective bargaining agreement. We believe our relations with our employees are generally good.

Executive Officers of the Registrant

Certain information concerning our executive officers as of the date of this report as set forth below. There are no family relationships between any of the persons listed below, or between any of such persons and any of our directors or any persons nominated or chosen by us to become a director or executive officer.

Name	Age	Position
H. Thomas Bryant	60	President and Chief Executive Officer
Matthew D. Clift	48	Executive Vice President of Global Operations
David Montgomery	47	Executive Vice President and President of International Operations
Richard W. Anderson	48	Executive Vice President and President, North America
Dale E. Williams	45	Executive Vice President, Chief Financial Officer, and Secretary
Bhaskar Rao	42	Chief Accounting Officer and Vice President of Strategic Planning

    H. Thomas Bryant joined Tempur-Pedic International in July 2001. In April 2006, Mr. Bryant was promoted to the role of Chief Executive Officer and elected a member of the board of directors. From July 2001 to December 2004, Mr. Bryant served as Executive Vice President and President of North American Operations. From December 2004 to April 2006, Mr. Bryant served as President of Tempur-Pedic International. Prior to joining Tempur-Pedic International, from 1998 to 2001, Mr. Bryant was the President and Chief Executive Officer of Stairmaster Sports & Medical Products, Inc. From 1989 to 1997, Mr. Bryant served in various senior management positions at Dunlop Maxfli Sports Corporation, most recently as President. Prior to that, Mr. Bryant spent 15 years in various management positions at Johnson & Johnson. Mr. Bryant received his B.S. degree from Georgia Southern University. In February 2008, Mr. Bryant announced his plan to retire as President and Chief Executive Officer effective mid-year 2008.  The Company anticipates that Mr. Bryant will continue to serve as a director and stand for re-election at the annual meeting of stockholders in May 2008.
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

Richard W. Anderson joined Tempur-Pedic International in July 2006 and serves as Executive Vice President and President, North America.  From 1983 to 2006, Mr. Anderson was employed by The Gillette Company, which became a part of Proctor & Gamble in 2005. Mr. Anderson most recently served as a Vice President of Marketing for Oral-B and Braun in North America. Previously, Mr. Anderson was Vice President of Global Business Management for Duracell.  Mr. Anderson has held several management positions in marketing and sales as well as overseeing branding, product development and strategic planning. Mr. Anderson obtained B.S. and M.B.A. degrees from Virginia Tech.

Dale E. Williams joined Tempur-Pedic International in July 2003 and serves as Executive Vice President, Chief Financial Officer and Secretary. From 2001 to September 2002, Mr. Williams served as Vice President and Chief Financial Officer of Honeywell Control Products, a division of Honeywell International, Inc. From September 2002, when he left Honeywell in connection with a reorganization, to July 2003, Mr. Williams received severance from Honeywell and was not employed. From 2000 to 2001, Mr. Williams served as Vice President and Chief Financial Officer of Saga Systems, Inc./Software AG, Inc. Prior to that, Mr. Williams spent 15 years in various management positions at General Electric Company, most recently as Vice President and Chief Financial Officer of GE Information Services, Inc. Mr. Williams received his B.A. degree in finance from Indiana University.

Bhaskar Rao joined Tempur-Pedic International in January 2004 as Director of Financial Planning and Analysis. In October 2005, Mr. Rao was promoted to Vice President of Strategic Planning. In May 2006, Mr. Rao was promoted to the position of Chief Accounting Officer and continues to serve as Vice President of Strategic Planning. From 2002 until December 2003, Mr. Rao was employed by Ernst & Young as a Senior Manager in the assurance and business advisory group.  Mr. Rao was employed by Arthur Anderson from 1994 until 2002.  Mr. Rao graduated from Bellarmine University with B.A. degrees in Accounting and Economics. Mr. Rao is also a Certified Public Accountant.

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

Our largest competitors have significant financial, marketing and manufacturing resources. They enjoy strong brand name recognition, and sell their products through broad and well established distribution channels. Additionally, a number of our significant competitors now offer mattress products claimed to be similar to our viscoelastic mattresses and pillows.  These competitors or other mattress manufacturers may aggressively pursue the viscoelastic mattress market or may pursue the specialty sleep segment with other products, including latex and air mattresses. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results by causing our products to lose market share. In addition, should any of our competitors reduce price on premium mattress products, we may elect to implement price reductions in order to remain competitive, which could significantly impair our liquidity and profitability. The pillow industry is characterized by a large number of competitors, none of which are dominant, but many of which have greater resources than us and greater brand recognition than our brand.

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

    A source of our growth over the last few years has been through expanding distribution of our products into new stores, principally furniture and bedding retail stores in the U.S. Our products are sold in approximately 4,990 retail store internationally. Our products are currently sold in approximately 6,350 furniture and bedding retail stores in the U.S., and our plan is to increase our total penetration to a total of 7,000 to 8,000 over time. As we approach this target, our sales growth will increasingly depend on our ability to generate additional sales in our existing accounts in the Retail channel. If we are unable to increase product sales in our existing retail accounts at a sufficient rate overall, our Net sales growth could slow, which could adversely affect the price of our common stock.

Our operating results are increasingly subject to fluctuations, which could adversely affect the market price of our common stock.

A significant portion of our growth in Net sales is attributable to growth in sales in our Domestic Retail channel, particularly Net sales to furniture and bedding stores. We believe that our sales of mattresses and pillows to furniture and bedding stores are subject to seasonality inherent in the bedding industry with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters, and in Europe, lower in the third quarter. Accordingly, our Net sales may be affected by this seasonality, particularly as our Domestic Retail sales channel continues to grow as a percentage of our overall Net sales and, to a lesser extent, by seasonality outside the Domestic segment.

In addition to seasonal fluctuations, the demand for our premium products can fluctuate significantly based on a number of other factors, including general economic conditions and consumer confidence, and the timing of price increases announced by us or our competitors. We believe that as our consumer base continues to expand the average demographics of our consumer base will change, and be comprised of a greater percentage of middle income consumers.  This change in our consumer base makes our business more susceptible to general economic factors that impact disposable income or consumer confidence.

Our advertising expenditures may not result in increased sales or generate the levels of product and brand name awareness we desire and we may not be able to manage our advertising expenditures on a cost-effective basis.

A significant component of our marketing strategy involves the use of direct marketing to generate sales. Future growth and profitability will depend in part on the effectiveness and efficiency of our advertising expenditures, including our ability to create greater awareness of our products and brand name and determine the appropriate creative message and media mix for future advertising expenditures.

We are subject to fluctuations in the cost of raw materials, and increases in these costs would reduce our liquidity and profitability.

The major raw materials that we purchase for production are chemicals and proprietary additives. The price and availability of these raw materials are subject to market conditions affecting supply and demand, and prices have risen substantially on certain materials since August 2005. Our financial condition and results of operations may be materially and adversely affected by increases in raw material costs to the extent we are unable to absorb those increases and/or pass those higher costs to our customers.

Loss of suppliers and disruptions in the supply of our raw materials could increase our costs of production and reduce our ability to compete effectively.

We acquire chemicals and proprietary additives from a number of suppliers with manufacturing locations around the world. If we were unable to obtain chemicals and proprietary additives from these suppliers, we would have to find replacement suppliers. Any substitute arrangements for chemicals and proprietary additives might not be on terms as favorable to us. We maintain relatively small supplies of our raw materials at our manufacturing facilities, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales, or could cause an increase in our cost of sales, and either of which could decrease our liquidity and profitability. In addition, we continue to outsource the procurement of certain goods and services, particularly mattress and pillow covers, from suppliers in foreign countries.  If we were no longer able to outsource through suppliers, we could source it elsewhere, perhaps at a higher cost. To the extent we are unable to absorb those higher costs, or pass any such higher costs to our customers, our gross profit margin could be negatively affected, which could result in a decrease in our liquidity and profitability.

We may face exposure to product liability claims, which could reduce our liquidity and profitability and reduce consumer confidence in our products.

We face an inherent business risk of exposure to product liability claims if the use of any of our products results in personal injury or property damage. In the event that any of our products prove to be defective, we may be required to recall, redesign or even discontinue those products. We maintain insurance against product liability claims, but such coverage may not continue to be available on terms acceptable to us or be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage could impair our liquidity and profitability, and any claim or product recall that results in significant adverse publicity against us could result in consumers purchasing fewer of our products, which would also impair our liquidity and profitability.

We may be adversely affected by fluctuations in exchange rates, which could affect our results of operations, the costs of our products and our ability to sell our products in foreign markets.

Approximately 34.5% of our Net sales were denominated in foreign currency for the year ended December 31, 2007. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates.  We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic International subsidiaries and their customers and suppliers, as well as between Tempur-Pedic International subsidiaries themselves from time to time.  The hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” in Part II of this report.

Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies.  We do not enter into hedging transactions to hedge this risk.  Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses.  Our outlook assumes no significant variance to 2007 currency exchange rates over the course of the year. Should currency rates change sharply, our results could be negatively impacted.   See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” in Part II of this report.

Regulatory requirements may require costly expenditures and expose us to liability.

Our products and our marketing and advertising programs are and will continue to be subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission and the U.S. Food and Drug Administration. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products. Compliance with these regulations may have an adverse effect on our business. For example, the U.S. Consumer Product Safety Commission has adopted new rules relating to fire retardancy standards for the mattress and pillow industry. The State of California similarly adopted new fire retardancy standards in 2005. We developed product modifications that allow us to meet these new standards. Required product modifications have added cost to our products. Many foreign jurisdictions also regulate fire retardancy standards, and changes to these standards and changes in our products that require compliance with additional standards would raise similar risks.

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

Part of our Domestic marketing and advertising strategy in certain Domestic channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the year ended December 31, 2007, we had approximately $41.1 million in returns for a return rate of approximately 5.7% of our Net sales in the U.S. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited, pro-rata 20-year warranty on mattresses sold in the U.S. and a limited 15-year warranty on mattresses sold outside of the U.S. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows.

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

We are subject to risks from our international operations, such as increased costs, which could impair our ability to compete and our profitability.

We currently conduct international operations in approximately 80 countries, and we continue to pursue additional international opportunities. We generated approximately 34.5% of our Net sales from non-U.S. operations during the year ended December 31, 2007. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, and labor issues.

On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years. The tax assessment relates to the royalty paid by our U.S. companies to our Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. Management is currently evaluating the assessment. We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts. However, there is a reasonable possibility that the amount of unrecognized tax benefits relating to this matter may change in the next twelve months. An estimate of the amount of such change cannot be made at this time.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks, and this loss of a competitive advantage could decrease our profitability and liquidity.

We rely on trade secrets to protect the design, technology and function of our TEMPUR® material and our products. To date, we have not sought U.S. or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing viscoelastic material and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on aspects of our products and manufacturing processes. However, the principal product formula and manufacturing processes for our TEMPUR® material and our products are not patented and we must maintain these as trade secrets in order to protect this intellectual property. We own 15 U.S. patents, and we have 15 U.S. patent applications pending. Further, we own 55 foreign patents, and we have 44 foreign patent applications pending. In addition, we hold 411 trademark registrations worldwide. We own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

Our trademarks are currently registered in the U.S. and registered or pending in 123 foreign jurisdictions. However, those rights could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against such a challenge. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. In addition, if we incur significant costs defending our trademarks, that could also decrease our liquidity and profitability. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. Furthermore, our patents may not provide meaningful protection and patents may never issue from pending applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

In addition, the laws of certain foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the U.S. or the European Union. Third parties, including competitors, may assert intellectual property infringement or invalidity claims against us that could be upheld. Intellectual property litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to protect our trade secrets or proprietary technology, or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all.

Because we depend on our significant customers, a decrease or interruption in their business with us would reduce our sales and profitability.

Our top five customers, collectively, accounted for 18.2% of our Net sales for the year ended December 31, 2007, and a portion of our growth in 2007 in our Retail channel was due to the growth of Net sales to our largest accounts. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. A substantial decrease or interruption in business from our significant customers could result in the loss of future business and could reduce our liquidity and profitability.

In the future, retailers may consolidate, undergo restructurings or reorganizations, experience financial difficulty, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell our products to them on favorable terms, if at all. Our loss of significant customers would impair our sales and profitability and have a material adverse effect on our business, financial condition and results of operations.

We produce our products in three manufacturing facilities, and unexpected equipment failures, delays in deliveries, catastrophic loss delays may lead to production curtailments or shutdowns.

We manufacture our products at our three facilities in Aarup, Denmark, in Duffield, Virginia and in Albuquerque, New Mexico. An interruption in production capabilities at these plants as a result of equipment failure could result in our inability to produce our products, which would reduce our sales and earnings for the affected period. For example, we produce pillows for our Domestic segment only at our Duffield, VA facility. An interruption in pillow production capabilities at this plant could result in a disruption of pillow distribution to the market.  In addition, we generally deliver our products only after receiving the order from the customer or the retailer and thus do not hold large inventories. In the event of a disruption in production at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. For example, a third party carrier could potentially be unable to deliver our products within acceptable time periods due to a labor strike or other disturbance in its business. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and affect our profitability. We have introduced new distribution programs to increase our ability to deliver products on a timely basis, but if we fail to deliver products on a timely basis, we may lose sales which could decrease our liquidity and profitability. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss.

Deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of December 31, 2007, we had approximately 1,400 full-time employees, with approximately 700 in the U.S., 300 in Denmark and 400 in the rest of the world. Certain of our employees in Denmark are under a government labor union contract, but those in the U.S. are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our Net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

The loss of the services of any members of our senior management team could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

We depend on the continued services of our senior management team. The loss of key personnel could have a material adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. We do not maintain key-person insurance for members of our senior management team. In addition, the recent announcement of our President and Chief Executive Officer’s decision to retire effective mid-year 2008 may have an impact on our ability to execute our business strategy.  Our board of directors will be required to devote time to conducting a search for a successor President and Chief Executive Officer.
Our leverage limits our flexibility and increases our risk of default.

As of December 31, 2007, we had $602.0 million in total Long-term debt outstanding. In addition, as of December 31, 2007, our Stockholders’ Equity was $48.1 million. Between October 2005 and November 30, 2007, we repurchased a total of $540.0 million in common stock pursuant to stock repurchase authorizations authorized by our Board of Directors. We funded the repurchase in part through borrowings under our 2005 Senior Credit Facility, which has substantially increased our leverage. On October 16, 2007, our Board of Directors authorized an additional stock repurchase of up to $300.0 million of our common stock. Our Board of Directors may authorize additional share repurchases in the future and we may fund these repurchases with debt. In addition, in the first quarter of 2007 our Board of Directors initiated a $0.24 cash dividend, paid in quarterly installments of $0.06. In the second quarter of 2007, our Board of Directors increased the quarterly dividend payment to $0.08. We paid a total of $23.8 million in dividends in 2007.  Our Board has declared a dividend of $0.08 for the first quarter of 2008.

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

We are subject to interest rate risk in connection with our issuance of variable rate debt under our 2005 senior credit facility. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $6.0 million for each 1.0% increase in interest rates. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part II of this report.

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

General business and economic conditions could reduce our sales and profitability..

Our business can be affected by general business and economic conditions, both in the United States and abroad. Given the extent of our business in the United States, we could be exposed to downturns in the United States economy which could have a significant adverse impact on demand for our products. In addition in a poor economic environment there is a greater likelihood that more of our customers or retailers could become delinquent on their obligations to us or go bankrupt, which, in turn, could result in a higher level of charge-offs and provision for credit losses, all of which would adversely affect our earnings. General business and economic conditions that could affect us include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we operate.

Our stock price is likely to continue to be volatile, your investment could decline in value, and we may incur significant costs from class action litigation.

The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations. The trading price of our common stock may fluctuate significantly in response to various factors, including:

•	actual or anticipated variations in our quarterly operating results, including those resulting from seasonal variations in our business;

•	introductions or announcements of technological innovations or new products by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to patent our products and technologies;

•	changes in estimates by securities analysts of our financial performance;

•	the declaration of a cash dividend and stock repurchase program;

•	conditions or trends in the specialty bedding industry, or the mattress industry generally;

•	additions or departures of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by our competitors of their quarterly operating results or announcements by our competitors of their views on trends in the bedding industry;

•	regulatory developments in the U.S. and abroad;

•	economic and political factors; and

•	public announcements or filings with the SEC indicating that significant stockholders, directors or officers are selling shares of our common stock.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of February 22, 2008, there were 74,595,057 shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties.

    In addition, on December 24, 2003, we registered up to 14,983,532 shares of our common stock reserved for issuance upon the exercise of options previously granted under our 2002 Stock Option Plan and the exercise of options granted or reserved for grant under our 2003 Equity Incentive Plan and our 2003 Employee Stock Purchase Plan. In December 2003, the Board adoted a resolution that prohibited furter being made under the 2002 Stock Option Plan. Stockholders can sell these shares in the public market upon issuance, subject to restrictions under the securities laws.

In 2007, one of our largest stockholders, a private equity fund that invested in our Company in 2002 in connection with the acquisition of our predecessor, made a distribution of our common stock to their investors totaling 5,275,000 shares. This shareholder continues to hold 4,479,187 shares of common stock and may choose to make additional distributions or sales of our common stock in the future.

Our current directors, officers and their affiliates own a large percentage of our common stock and could limit you from influencing corporate decisions.

As of February 22, 2008, our executive officers, directors, and their respective affiliates, including one of our largest stockholders, own, in the aggregate, approximately 11% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate in approximately 80 countries and have wholly-owned subsidiaries in 18 countries, including our wholly-owned subsidiaries that own our manufacturing facilities in Denmark and the U.S. The following table sets forth certain information regarding our principal facilities at December 31, 2007.

We believe that our existing properties are suitable for the conduct of our business, are adequate for our present needs and will be adequate to meet our future needs. As described in ITEM 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we operate in two business segments, Domestic and International. Our Domestic operating segment consists of our U.S. manufacturing facilities and our Corporate office operating expenses. Our International operating segment consists of our manufacturing facility in Denmark.

Name/Location	Approximate Square Footage	Title	Type of Facility
Tempur Production USA, Inc. Duffield, Virginia	540,000	Owned	Manufacturing
Tempur Production USA, Inc. Albuquerque, New Mexico	800,000	Leased (until 2035)	Manufacturing
Dan-Foam ApS Aarup, Denmark	517,000	Owned	Manufacturing
Tempur-Pedic North America, Inc. Lexington, Kentucky	72,000	Leased (until 2009)	Office
Tempur Deutschland GmbH Steinhagen, Germany	121,000	Owned	Office and Warehouse

    In addition to the properties listed above, we have 25 facilities in 15 countries under leases with one to ten year terms. The manufacturing facility in Albuquerque, New Mexico is leased as part of the related industrial revenue bond financing. We have an option to repurchase the property for one dollar upon repayment of the financing.

ITEM 3. LEGAL PROCEEDINGS

Securities Law Action – Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International’s stock between April 22, 2005 and September 19, 2005 (the "Securities Law Action").  These actions were consolidated, and a consolidated complaint was filed on February 27, 2006 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006 lead plaintiffs were permitted to file an amended complaint. We filed a motion to dismiss the Securities Law Action which has been fully briefed, and are now awaiting a decision on that motion. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. We strongly believe that the Securities Law Action lacks merit, and intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Securities Law Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations or liquidity. Accordingly, we cannot make an estimate of the possible ranges of loss.

Derivative Complaints – On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International, purportedly derivatively on behalf of the Company (the Derivative Complaints).  The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International’s securities on the basis of material non-public information in 2005.  In addition, the Delaware Derivative Complaint asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above.  On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions. Although the Kentucky court action remains stayed, the Delaware court action stay was lifted by the Court and the plaintiffs filed an amended complaint on April 5, 2007. The Company responded by filing a motion to stay or dismiss the Delaware court action on April 19, 2007.  The Delaware court again stayed the Delaware action on February 6, 2008. Tempur-Pedic International is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of Tempur-Pedic International.  Accordingly, we cannot make an estimate of the possible ranges of loss.

Antitrust Action – On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the “Antitrust Action”).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, we filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the Plaintiffs filed a “Motion to Alter or Amend Judgment,” which has been fully briefed. We continue to strongly believe that the Antitrust Action lacks merit, and intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operation. Accordingly, we cannot make an estimate of the possible ranges of loss.

We are involved in various other legal proceedings incidental to the operations of our business. We believe that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse effect on our business, financial condition, liquidity, or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

The following table sets forth the high and low sales prices per common share, at closing, of our common stock as reported by the NYSE and cash dividends paid per common share for the fiscal periods indicated.

	Price Range
	High	Low	Cash Dividend Per Common Share
Fiscal 2006
First Quarter	$14.50	$11.19	$—
Second Quarter	$15.89	$13.47	$—
Third Quarter	$18.12	$13.11	$—
Fourth Quarter	$21.41	$17.45	$—
Fiscal 2007
First Quarter	$27.11	$20.29	$0.06
Second Quarter	$28.41	$24.34	$0.08
Third Quarter	$36.86	$26.68	$0.08
Fourth Quarter	$37.38	$25.97	$0.08

As of December 31, 2007, we had approximately 142 shareholders of record of our common stock.

Dividends

On February 18, 2008, our Board of Directors declared a cash dividend of $0.32, and the first quarter dividend of $0.08 will be distributed on March 14, 2008 to stockholders of record as of February 27, 2008. This annual cash dividend program may be limited, suspended, or terminated at any time without prior notice.

In the first quarter of 2007, our Board of Directors initiated a cash dividend of $0.24, paid in quarterly installments of $0.06. In the second quarter of 2007, our Board of Directors increased the quarterly dividend payment to $0.08. The same dividend was declared in the third and fourth quarter of 2007. Prior to 2007, we had never previously declared a cash dividend for our common stock.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,602,716	$17.10	3,653,642
Equity compensation plans not approved by security holders	—	—	—
Total	4,602,716	$17.10	3,653,642

See Note 6 to the Consolidated Financial Statements for information regarding the material features of each of the above plans.

Related Stockholder Matters

Issuer Purchases of Equity Securities

The following table sets forth our purchases of equity securities for the three-months ended December 31, 2007:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Common Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2007 – October 31, 2007	—	$—	—	$300.0
November 1, 2007 – November 30, 2007	658,900	30.18	658,900	280.1
December 1, 2007 – December 31, 2007	—	—	—	280.1
Total	658,900		658,900

On January 25, 2007, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. We repurchased 3,840,485 shares of our common stock for a total of $100.0 million from the January 2007 authorization, and completed purchases from this authorization in June 2007. On July 19, 2007, our Board of Directors authorized an additional share repurchase authorization to repurchase up to $200.0 million of our common stock. We repurchased 6,561,489 shares of our common stock for a total of $200.0 million from the July 2007 authorization and completed purchases from this authorization in September 2007. On October 16, 2007, our Board of Directors authorized an additional share repurchase authorization of up to $300.0 million of our common stock. The share repurchases were funded from borrowings under the 2005 Senior Credit Facility and funds from operations. Share repurchases under these authorizations may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we, and a committee of the Board, deem appropriate. This share repurchase program may be suspended, limited or terminated at any time without notice. As of February 22, 2008, we have repurchased 658,900 shares for a total of $19.9 million under the October authorization.

On October 18, 2005, our Board of Directors authorized the repurchase of up to $80.0 million of our common stock. Share repurchases under this program were made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we, and a committee of the Board, deemed appropriate.  During 2005, we repurchased 6,839,900 shares, at a total cost of $76.0 million. On January 25, 2006, our Board of Directors amended the share repurchase program described above to increase the total authorization by an additional $100.0 million.  On May 22, 2006, our Board of Directors further amended the share repurchase program to increase the total authorization under the share repurchase program by an additional $40.0 million for a total authorization to purchase up to $220.0 million of our common stock.  During the twelve-months ended December 31, 2006, we repurchased 11,275,124 shares at a total cost of $144.0 million.  As of December 31, 2006, we had completed our existing share repurchase authorization.  The share repurchases were funded from borrowings under the 2005 Senior Credit Facility and funds from operations.

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

The following table compares cumulative shareholder returns for the Company over the last four years to the S&P 500 Stock Composite Index, an old peer group, and a new peer group. The S&P 500 Composite Index is a capitalization weighted index of 500 stocks intended to be a representative sample of leading companies in leading industries within the U.S. economy, and are chosen for market size, liquidity and industry group representation.

The peer issuers included in this graph are set forth below:

New Peer Group

Callaway Golf Company	Herman Miller, Inc.	Steelcase Inc.
Coach, Inc.	Krispy Kreme Doughnuts, Inc.	Tempur-Pedic International Inc.
Columbia Sportswear Company	Nautilus, Inc.	Tiffany & Co.
Ethan Allen Interiors, Inc.	Polo Ralph Lauren Corporation	The Timberland Company
Fossil, Inc.	Quiksilver, Inc.	Tupperware Brands Corporation
Harman International Industries, Inc.	Select Comfort Corporation

Old Peer Group

Bassett Furniture Industries, Incorporated	Furniture Brands International, Inc.	Natuzzi S.P.A
Chromcraft Revington, Inc.	Hooker Furniture Corporation	The Rowe Companies
Color Kinetics Incorporated	Hubbell Inccorporated	Select Comfort Corporation
Empire Global Corp.	La-Z-Boy Incorporated	Stanley Furniture Company, Inc.
Ethan Allen Interiors, Inc.	Leggett & Platt, Incorporated	Tempur-Pedic International Inc.
Flexsteel Industries Inc.	Lighting Science Group Corporation	Xenonics Holdings, Inc.

We decided to use a new peer group for the year ended December 31, 2007. We believe the new peer group more closely reflects our business and, as a result, provides a more meaningful comparison of stock performance. In accordance with Securities and Exchange Commission rules, the graph includes both the old peer group and the new peer group. The comparison for each of the periods assumes that $100 was invested on December 31, 2003 in our common stock, the stocks included in the S & P 500 Composite Index and the stocks included in each peer group index and that all dividends were reinvested. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007

Tempur-Pedic International Inc.	$100.00	$136.77	$74.19	$132.00	$169.43
S&P 500	100.00	110.88	116.33	134.70	142.10
New Peer Group	100.00	118.67	118.77	139.71	119.66
Old Peer Group	100.00	114.28	94.08	100.85	86.42

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. We have derived our statements of income and balance sheet data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 from our audited financial statements. Our financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 are included elsewhere in this report.

(In thousands, except per share amounts)
	Tempur-Pedic International Inc.
	2007	2006	2005	2004	2003
Statement of Income Data:
Net sales	$1,106,722	$945,045	$836,732	$684,866	$479,135
Cost of sales	571,896	484,507	412,790	323,852	223,865
Gross profit	534,826	460,538	423,942	361,014	255,270
Operating expenses(1)	290,712	251,233	233,327	210,023	157,885
Operating income	244,114	209,305	190,615	150,991	97,385
Interest expense, net	(30,484)	(23,920)	(20,264)	(23,550)	(20,521)
Other expense, net(2)	(756)	(10,620)	(3,879)	(5,254)	(15,662)
Income before income taxes	212,874	174,765	166,472	122,187	61,202
Income tax provision	71,415	62,443	67,143	47,180	23,627
Net income available to common stockholders	$141,459	$112,322	$99,329	$75,007	$37,575
Balance Sheet Data (at end of period):
Cash and cash equivalents	$33,315	$15,788	$17,855	$28,368	$14,230
Restricted cash(3)	$—	$—	$—	$—	$60,243
Total Assets	$806,432	$725,666	$702,311	$639,623	$620,349
Total senior debt	$543,000	$312,966	$193,056	$192,171	$226,522
Total debt(4)	$602,044	$361,132	$344,481	$289,671	$376,522
Total Stockholders’ Equity	$48,138	$213,348	$226,329	$213,621	$122,709
Other Financial and Operating Data (GAAP):
Dividends per common share	$0.30	$—	$—	$—	$—
Depreciation and amortization(5)	$40,142	$28,676	$27,882	$28,519	$23,975
Net cash provided by operating activities	$126,361	$165,815	$102,249	$76,966	$46,950
Net cash used by investing activities	$(22,871)	$(37,861)	$(86,584)	$(38,351)	$(71,107)
Net cash (used) provided by financing activities	$(87,642)	$(132,476)	$(19,955)	$(28,507)	$26,574
Basic earnings per common share	$1.77	$1.32	$1.01	$0.77	$3.32
Diluted earnings per common share	$1.74	$1.28	$0.97	$0.73	$0.39
Capital expenditures	$16,149	$37,211	$84,881	$38,419	$32,597

(1)
Includes $10.7 million, $7.9 million, $6.9 million, $9.4 million, and $9.3 million in non-cash charges for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively. These amounts are comprised of $3.9 million, $4.1 million $4.0 million, $4.2 million, and $5.1 million in amortization of definite-lived intangibles in 2007, 2006, 2005, 2004, and 2003, respectively; and $6.7 million, $3.8 million, $2.9 million, $5.2 million, and $4.2 million in non-cash stock-based compensation expense relating to restricted stock units and stock option grants in 2007, 2006, 2005, 2004, and 2003, respectively.

(2)
Includes $0.1 million in debt extinguishment charges for the write-off of deferred financing fees related to the termination of the Foreign Term Loan for the year ended December 31, 2007, and $10.7 million in debt extinguishment charges for the redemption premium and write-off of deferred financing fees related to the redemption of $97.5 million of Senior Subordinated Notes (as defined below) for the year ended December 31, 2006, and $4.2 million in debt extinguishment charges relating to the write-off of deferred financing fees in connection with the Senior Credit Facility refinancing for the year ended December 31, 2005, and $5.4 million in debt extinguishment charges for the redemption premium related to the redemption of $52.5 million of Senior Subordinated Notes for the year ended December 31, 2004. For the year ended December 31, 2003, includes $13.7 million in debt extinguishment charges relating to the write-off of deferred financing fees, the write-off of original issue discount and prepayment penalties in connection with the recapitalization in August 2003.

(3)
As of December 31, 2003, we had approximately $60.2 million in restricted cash for the redemption of an aggregate principal amount of $52.5 million of Senior Subordinated Notes, the payment of a redemption premium of approximately $5.4 million and accrued interest expense of approximately $2.4 million which was paid in January 2004.

(4)	Includes $52.5 million in aggregate principal amount of Senior Subordinated Notes redeemed on January 23, 2004 for the year ended December 31, 2003.
(5)
Includes $6.7 million, $3.8 million, $2.9 million, $5.2 million, and $4.2 million in non-cash stock-based compensation expense related to restricted stock units, stock option grants, and acceleration in 2007, 2006, 2005, 2004, and 2003, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “ITEM 6. Selected Financial Data” in Part I of this report and the audited consolidated financial statements and accompanying notes thereto included elsewhere in this report. Unless otherwise noted, all of the financial information in this report is consolidated financial information for Tempur-Pedic International Inc. or its predecessor. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “ITEM 1A. Risk Factors” in Part I of this report. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

General—We are the leading manufacturer, marketer and distributor of premium mattresses and pillows which we sell in approximately 80 countries under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary pressure-relieving TEMPUR® material is temperature sensitive, has a high density and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

Business Segment Information—We have two reportable business segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The Domestic operating segment consists of two U.S. manufacturing facilities, whose customers include our U.S. distribution subsidiary and certain third party distributors in the Americas. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Domestic operating segment. We evaluate segment performance based on Net sales and Operating income. For the purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Corporate office operating expenses and certain amounts for goodwill and other assets that are carried at the holding company level are included in the Domestic operating segment.

For a further discussion of factors that could impact operating results, see the section entitled “Factors That May Affect Future Performance” included within this section and "Risk Factors" in ITEM 1A, which are incorporated herein by reference.

Strategy and Outlook

Our long-term goal is to become the world’s largest and most profitable bedding company. To achieve this goal, we expect to continue to pursue certain key strategies in 2008:

•	Maintain our focus on premium mattresses and pillows and to regularly introduce new products.

•	Invest in increasing our global brand awareness through targeted marketing and advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	Extend our presence and improve our account productivity in both the Domestic and International Retail segments.

•	Invest in our operating infrastructure to meet the requirements of our growing business, including investments in our research and development capabilities.

Results of Operations

Key financial highlights for 2007 include:

•
Our consolidated Net sales rose 17.1% to $1,106.7 million in 2007 from $945.0 million in 2006.  Retail channel sales worldwide increased 21.1%. Sales in the Domestic Retail channel increased 20.9%. Sales in the International Retail channel increased 21.6%. Our Retail channel continues to be our largest and fastest growing channel and the principal driver of our growth in recent years.

•	Our operating income increased $34.8 million or 16.6% to $244.1 million in 2007. Operating income as a percentage of Net sales was 22.1% for both 2007 and 2006.

•	We repurchased 11,060,874 shares of our common stock at a total cost of $319.9 million. These purchases were funded primarily by increased borrowings under our domestic revolving credit facility.

    The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of Net sales:

(In millions, except earnings per share)	Year Ended December 31,
	2007		2006		2005
Net sales	$1,106.7	100.0%	$945.0	100.0%	$836.7	100.0%
Cost of sales	571.9	51.7	484.5	51.3	412.8	49.3
Gross profit	534.8	48.3	460.5	48.7	423.9	50.7
Selling and marketing expenses	193.5	17.5	171.8	18.2	162.8	19.5
General and administrative expenses	91.2	8.2	75.7	8.0	67.8	8.1
Research and development expenses	6.0	0.5	3.7	0.4	2.7	0.3
Operating income	244.1	22.1	209.3	22.1	190.6	22.8
Interest expense, net	(30.5)	(2.8)	(23.9)	(2.5)	(20.3)	(2.4)
Loss on extinguishment of debt	(0.1)	—	(10.7)	(1.1)	(4.2)	(0.5)
Other (expense) income, net	(0.6)	—	0.1	—	0.4	—
Income before income taxes	212.9	19.3	174.8	18.5	166.5	19.9
Income tax provision	71.4	6.5	62.5	6.6	67.2	8.0
Net income	$141.5	12.8%	$112.3	11.9%	$99.3	11.9%
Earnings per common share:
Diluted	$1.74		$1.28		$0.97
Weighted average common shares outstanding:
Diluted	81.3		87.5		102.1

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

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

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
($ in millions)	2007	2006	2007	2006	2007	2006
Net sales:
Retail	$920.0	$759.8	$625.9	$518.0	$294.1	$241.8
Direct	79.7	85.5	68.8	75.2	10.9	10.3
Healthcare	50.8	45.2	15.7	12.6	35.1	32.6
Third Party	56.2	54.5	14.9	16.0	41.3	38.5
	$1,106.7	$945.0	$725.3	$621.8	$381.4	$323.2

A summary of Net sales by product is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
($ in millions)	2007	2006	2007	2006	2007	2006
Net sales:
Mattresses	$768.6	$651.9	$535.8	$455.7	$232.8	$196.2
Pillows	142.1	126.5	68.3	60.1	73.8	66.4
Other	196.0	166.6	121.2	106.0	74.8	60.6
	$1,106.7	$945.0	$725.3	$621.8	$381.4	$323.2

    Net sales. Net sales for the year ended December 31, 2007 increased to $1,106.7 million from $945.0 million, an increase of $161.7 million, or 17.1%. This increase in Net sales was primarily attributable to an increase in mattress sales in our Retail channel. Mattress sales increased $116.6 million or 17.9%. The growth in our Retail channel reflects our focus on targeted penetration of furniture and bedding retail stores in both our Domestic and International markets. We also added new product offerings to our existing line in both our Domestic and International segments in 2007. In 2008, we plan to introduce several new mattress and pillow offerings around the world. Our Third party and Healthcare channels increased 3.0% and 12.5%, respectively, while our Direct channel decreased 6.7%.

Consolidated pillow sales increased approximately $15.8 million or 12.5% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. Consolidated Other, which includes adjustable bedbases, foundations and other related products, increased $29.3 million or 17.5%.

Domestic. Domestic Net sales for the year ended December 31, 2007 increased to $725.3 million from $621.8 million for the same period in 2006, an increase of $103.6 million, or 16.7%. Our Domestic Retail channel delivered $625.9 million in Net sales for 2007. This is an increase of $108.0 million, or 20.9% over the prior year. The increase is primarily due to our efforts to increase productivity in established accounts and selectively extend our distribution.  Domestic mattress sales increased $80.0 million, or 17.6%, in 2007 as compared to 2006, as a result of growth in the Retail channel, in conjunction with the successful launch of new products. In 2007, we introduced two new mattress products, ‘The BellaSonnaBed by Tempur-PedicTM’ and ‘The SymphonyBed by Tempur-PedicTM’. Our Direct channel decreased 8.5% primarily as a result of our Retail channel expansion. Healthcare increased $3.1 million, or 24.7%, as a result of strategic relationships with healthcare companies who market joint product offerings through their established distribution networks.  In addition, pillow sales increased $8.2 million, or 13.7%, as a result of our continued focus on pillow attach rates, emphasizing the benefits of a complete Tempur-Pedic sleep system, as well as stand-alone pillow sales. The increase in our Other products is generally in line with the growth of our mattress business.

International. International Net sales for the year ended December 31, 2007 increased to $381.4 million from $323.2 million for the same period in 2006, an increase of $58.1 million, or 18.0%. The International Retail channel Net sales increased $52.1 million, or 21.6%, for the year ended December 31, 2007 as a result of the success of new products launched early in 2007 and improved productivity within existing accounts.  Net sales in our Third party channel increased $2.8 million, an increase of 7.3%. Our Direct and Healthcare channels had Net sales increases of 6.2% and 7.7%, respectively. International mattress sales increased $36.6 million, or 18.6%, for 2007, related to growth of our Retail channel. Pillow sales increased $7.5 million, or 11.4%, as compared to 2006, attributable to the successful execution of our strategy to focus on pillow sales. Other product sales increased $14.0 million, or 23.0%, attributable to increased mattress sales and the success of our Scandinavian bed system. The Scandinavian bed system is a product offering that is available in multiple configurations, which include a mattress, a foundation and in some cases, an adjustable bedbase.

Gross profit. Gross profit for the year ended December 31, 2007 increased to $534.8 million from $460.5 million for the same period in 2006, an increase of $74.3 million, or 16.1%. Gross margin for the year ended December 31, 2007 was 48.3%, as compared to 48.7% in the same period of 2006.

Domestic. Domestic Gross profit for the year ended December 31, 2007 increased to $316.4 million from $274.8 million, an increase of $41.6 million, or 15.1%. The Gross profit margin in our Domestic segment was 43.6% and 44.2% for the years ended 2007 and 2006, respectively. For the year ended December 31, 2007, the Gross profit margin for the Domestic segment was impacted by depreciation and start-up costs associated with the opening of our Albuquerque, New Mexico production facility and the expediting costs of certain raw materials related to product shortages late in 2007, offset by productivity improvements at our manufacturing facilities. Our Domestic Cost of sales increased to $408.9 million for the year ended December 31, 2007 as compared to $347.0 million for the year ended December 31, 2006, an increase of $62.0 million, or 17.9%.

International. International Gross profit for the year ended December 31, 2007 increased to $218.4 million from $185.7 million, an increase of $32.7 million, or 17.6%. The Gross profit margin in our International segment was 57.3% and 57.4% for the years ended 2007 and 2006, respectively. Our International Cost of sales increased to $163.0 million for the year ended December 31, 2007, as compared to $137.6 million for the year ended December 31, 2006, an increase of $25.4 million, or 18.5%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, television and cable advertising and sales force compensation and customer service. We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. Selling and marketing expenses increased to $193.5 million for the year ended December 31, 2007 as compared to $171.8 million for the year ended December 31, 2006, an increase of $21.8 million, or 12.7%. Selling and marketing expenses as a percentage of Net sales decreased to 17.5% during 2007 from 18.2% for 2006. Our objective is to increase advertising consistent with the growth rate of our Net sales. However during 2007, our selling and marketing spend grew slower than our Net sales growth as we were able to leverage the fixed cost component of our selling and marketing expenses. We launched our new media campaign in the U.S. during 2007. This campaign will continue to be implemented in the U.S. during 2008. Based on our analysis of the best ways to reach our target U.S. demographic market, we have begun advertising on national network television.  In addition, we plan to roll out a similar new media campaign across many of our international markets during 2008. For the year ended December 31, 2007, we recognized $1.4 million of stock-based compensation expense as compared to $0.4 million for the same period in 2006.

General and administrative and Research and development expenses. General and administrative expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions. Research and development expenses include research and development associated with our new product developments. General and administrative expenses increased to $91.2 million for the year ended December 31, 2007 as compared to $75.7 million for the year ended December 31, 2006, an increase of $15.5 million, or 20.5%. General and administrative expenses as a percentage of Net sales increased to 8.2% for the year ended December 31, 2007 as compared to 8.0% for the same period in 2006. The increase was primarily attributable to incremental stock-based compensation charges of $4.5 million and bad debt expenses related to a U.S. customer seeking to reorganize its operations under Chapter 11 of the Bankruptcy code. In addition, Research and development expenses increased $2.2 million, or 59.0% for the same time period, related to our continued investment in research and development capabilities.

Interest expense, net. Interest expense, net includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, increased to $30.5 million for the year ended December 31, 2007 as compared to $23.9 million for the year ended December 31, 2006, an increase of $6.6 million, or 27.4%.  This increase in interest expense is primarily attributable to higher Long-term debt levels that are directly related to our share repurchase program.  During 2006 we also capitalized interest costs of $5.2 million related to the construction of our new manufacturing facility.

Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our domestic and foreign operations. For the year ended December 31, 2007, our Income tax provision included a benefit of $3.8 million related to the elimination of certain valuation allowances for net operating loss carry forwards in two foreign tax jurisdictions. Our effective tax rate was 33.6% and 35.7% for the years ended December 31, 2007 and 2006, respectively. This decrease was primarily related to the elimination of certain valuation allowances for net operating loss carry forwards in 2007. Our effective income tax rate for the year ended December 31, 2007 differed from the federal statutory rate principally due to the elimination of certain valuation allowances for net operating loss carry forwards, certain foreign tax rate differentials, state and local income taxes, deemed dividends from foreign operations and the manufacturing activity deduction.  Our effective income tax rate for the year ended December 31, 2006 differed from the federal statutory rate principally because of the benefit from the elimination of certain tax reserves, certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain foreign net operating losses, and compensation expense associated with certain stock options granted prior to the initial public offering.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

The following table sets forth Net sales information, by channel:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
($ in millions)	2006	2005	2006	2005	2006	2005
Net sales:
Retail	$759.8	$639.0	$518.0	$426.0	$241.8	$213.0
Direct	85.5	103.2	75.2	88.6	10.3	14.6
Healthcare	45.2	45.9	12.6	11.0	32.6	34.9
Third Party	54.5	48.6	16.0	10.7	38.5	37.9
	$945.0	$836.7	$621.8	$536.3	$323.2	$300.4

A summary of Net sales by product is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
($ in millions)	2006	2005	2006	2005	2006	2005
Net sales:
Mattresses	$651.9	$566.4	$455.7	$392.0	$196.2	$174.4
Pillows	126.5	126.2	60.1	54.0	66.4	72.2
Other	166.6	144.1	106.0	90.3	60.6	53.8
	$945.0	$836.7	$621.8	$536.3	$323.2	$300.4

Net sales. Net sales for the year ended December 31, 2006 increased to $945.0 million from $836.7 million, an increase of $108.3 million, or 13.0% over the period. This increase in Net sales was primarily attributable to the continued progress on several of the key initiatives we put in place to accelerate growth, expand market share, and improve retail account productivity. The Retail channel increased $120.8 million, or 18.9% in 2006.  The growth in our Retail channel reflected our focus on targeted penetration of furniture and bedding retail stores in both our Domestic and International markets. We also added new product offerings to our existing line in both our Domestic and International markets in 2006. Our Third party channel increased 12.3% while the Direct and Healthcare channels decreased 17.2%, and 1.6%, respectively. The increase in our Third party channel was primarily due to growth in our Canadian and other third party distributors in our Domestic segment.

 Domestic. Domestic Net sales for the year ended December 31, 2006 increased to $621.8 million from $536.3 million for the same period in 2005, an increase of $85.5 million, or 15.9%. Our Domestic Retail channel delivered $518.0 million in Net sales for 2006. This was an increase of $91.8 million, or 21.6% over the prior year. The increase represented progress on several of the key initiatives we put in place to accelerate growth.  We improved our account productivity by increasing sales and average slots per store in our Retail channel in both established and new accounts, expanded our Retail sales force and introduced new products.  In 2006, we introduced two new mattress products, ‘The GrandBed by Tempur-PedicTM’ and ‘The RhapsodyBed by Tempur-PedicTM’. Consistent with prior years, in 2006 we increased distribution into new stores, including the addition of several new Retail accounts. As of December 31, 2006, our products were sold in approximately 6,050 furniture and bedding retail stores in the U.S., out of a total of approximately 10,000 stores we have targeted. Our Third party channel increased 50.2% due to our continued market share growth in Canada and in certain Central and South American countries.  Our Direct channel decreased 15.0% primarily as a result of our Retail channel expansion. Healthcare increased $1.6 million, or 14.7%, as a result of our successful arrangements with leading industry distributors. Domestic mattress sales in 2006 increased $63.7 million, or 16.3%, over the same period in 2005 and pillow sales increased $6.1 million, or 11.3%.

International. International Net sales for the year ended December 31, 2006 increased to $323.2 million from $300.4 million for the same period in 2005, an increase of $22.8 million, or 7.6% over the year ended December 31, 2005. The International Retail channel Net sales increased $29.0 million or 13.6%, for the year ended December 31, 2006.  Net sales in our Third party channel increased $0.6 million, an increase of 1.6%. Our Direct and Healthcare channels had Net sales decreases of 30.0% and 6.7%, respectively. The growth in Retail sales was due to the addition of new stores to the channel and improved productivity of existing accounts. The decrease in our Direct channel was primarily related to the decision to change our Direct sales operation in several European markets in favor of a modified version of the program that directs potential customers to our Retail channel. Our Healthcare channel decreased primarily due to changes in certain countries’ government reimbursement policies. International mattress sales increased $21.7 million, or 12.4%, for 2006 and pillow sales decreased $6.0 million, or 8.3%, as compared to 2005.

Gross profit. Gross profit for the year ended December 31, 2006 increased to $460.5 million from $423.9 million for the same period in 2005, an increase of $36.6 million, or 8.6%. Gross margin for the year ended December 31, 2006 was 48.7%, as compared to 50.7% in the same period of 2005. Our margins were negatively impacted by several factors during the year ended December 31, 2006. First, our margins were impacted by the growth in our Retail channel because sales in our Retail channel are generally at wholesale prices. Second, our overall product mix shifted to mattresses and other products. Our mattresses generally carry lower margins than our pillows and are sold with lower margin products such as foundations and bed frames. Third, our gross margin was negatively impacted by discounted floor models. Finally, increases in raw material costs impacted our gross margin particularly in the first half of 2006. However, our productivity and sourcing initiatives largely offset the impact of these cost increases.

Domestic. Domestic Gross profit for the year ended December 31, 2006 increased to $274.8 million from $240.7 million, an increase of $34.1 million, or 14.2% from the year ended December 31, 2005. The Gross profit margin in our Domestic segment was 44.2% and 44.9% for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, the Gross profit margin for the Domestic segment was impacted by the increase in our Retail channel sales and the discounting of floor models related to the introduction of new and refreshed mattress products and the addition of new Retail customers. These factors were offset by our ongoing productivity and global sourcing initiatives.  Our Domestic Cost of sales increased to $347.0 million for the year ended December 31, 2006 as compared to $295.6 million for the year ended December 31, 2005, an increase of $51.4 million, or 17.4%.

International. International Gross profit for the year ended December 31, 2006 increased to $185.7 million from $183.2 million, an increase of $2.5 million, or 1.4%. The Gross profit margin in our International segment was 57.4% and 61.0% for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, the Gross profit margin for the International segment was impacted by product and geographic mix. Our International Cost of sales increased to $137.5 million for the year ended December 31, 2006, as compared to $117.2 million for the year ended December 31, 2005, an increase of $20.3 million, or 17.3%.

Selling and marketing expenses. Selling and marketing expenses increased to $171.8 million for the year ended December 31, 2006 as compared to $162.8 million for the year ended December 31, 2005, an increase of $9.0 million, or 5.5%. Selling and marketing expenses as a percentage of Net sales decreased to 18.2% during 2006 from 19.5% for 2005. For the year ended December 31, 2006, we recognized $0.4 million of compensation expense in selling and marketing expenses associated with the adoption of Statement of Financial Accounting Standards (SFAS) 123R, “Accounting for Stock Based Compensation” (SFAS 123R). Both total Selling and marketing expenses and advertising spending decreased as a percentage of Net sales.  Our objective was to increase our advertising spending at the same rate as our revenue growth.  However, in the third and fourth quarters of 2006, our advertising spending decreased.  This decrease was attributable to the record campaign spending for the mid-term elections and its impact on available TV advertising space. Our Retail channel had lower selling expenses than our other channels on a combined basis and, accordingly, our Selling and marketing expenses as a percentage of our Net sales were affected by the level of our Retail sales as a percentage of our Net sales.

General and administrative and Research and development expenses. General and administrative expenses increased to $75.7 million for the year ended December 31, 2006 as compared to $67.8 million for the year ended December 31, 2005, an increase of $7.9 million, or 12.7%. The increase was primarily attributable to increased investment in our information technology infrastructure, professional services, share based compensation expense related to the adoption of SFAS 123R, and research and development. For the year ended December 31, 2006, we recognized $1.9 million of compensation expense in general and administrative associated with the adoption of SFAS 123R. General and administrative and other expenses as a percentage of Net sales remained relatively flat for the year ended December 31, 2006 compared to the same period in 2005. General and administrative and Research expenses as a percentage of Net sales decreased to 8.0% for the year ended December 31, 2006 as compared to 8.1% for the same period in 2005. In addition, Research and development expenses increased $1.0 million, or 38.3% for the same time period, related to our continued investment in research and development capabilities.

Interest expense, net. Interest expense, net, increased to $23.9 million for the year ended December 31, 2006 as compared to $20.3 million for the year ended December 31, 2005, an increase of $3.7 million, or 18.0%. This increase in interest expense was primarily attributable to higher Long-term debt levels that were directly related to our share repurchase program.  During 2006 we also capitalized interest costs of $5.2 million related to the construction of our new manufacturing facility which offset our increased interest expenses.

Loss on debt extinguishment. Loss on debt extinguishment for the year ended December 31, 2006 was $10.7 million.  Of that loss, $7.6 million relates to the early retirement premium associated with the full redemption of our 2003 Senior Subordinated Notes in December 2006 and non-cash write-off of $3.1 million in deferred financing charges.  Loss on debt extinguishment for the year ended December 31, 2005 was $4.2 million and relates to recapitalization of our Senior Secured Credit Facility.

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our domestic and foreign operations. For the year ended December 31, 2006, our Income tax provision also included a benefit of $3.1 million related to a favorable foreign tax ruling affecting certain tax reserves.  Our effective income tax rate for the year ended December 31, 2006 differed from the federal statutory rate principally because of the benefit from the elimination of certain tax reserves, certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain foreign net operating losses, and compensation expense associated with certain stock options granted prior to the initial public offering.  Our effective income tax rate for the year ended December 31, 2005 differed from the federal statutory rate principally because of the effect of the charge for the foreign repatriation, the benefit from a favorable state tax ruling, certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain foreign net operating losses, and compensation expense associated with certain stock options granted prior to the initial public offering.

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

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations and borrowings.  Our principal uses of funds consist of capital expenditures, payments of principal and interest on our debt facilities, payments of dividends and share repurchases made from time to time pursuant to a share repurchase program. At December 31, 2007, we had working capital of $200.0 million including Cash and cash equivalents of $33.3 million as compared to working capital of $105.8 million including $15.8 million in Cash and cash equivalents as of December 31, 2006.  Working capital increased 89.1% for the year ended December 31, 2007 compared to the same period in 2006, primarily related to the increase in Accounts receivable and Inventories.

Our cash flow from operations decreased to $126.4 million for the year ended December 31, 2007 as compared to $165.8 million for the year ended December 31, 2006. The decrease in operating cash flows was primarily related to increases in our inventory levels. The increase in our inventory levels resulted in a decrease in operating cash flows of $59.5 million for the year ended December 31, 2007 as compared to the same period in 2006. Inventory for the year ended December 31, 2007 was impacted by four primary factors. During the fourth quarter of 2006 we experienced product shortages of certain offerings which resulted in lower than expected inventories. Secondly, during 2007 our New Mexico plant began manufacturing, which resulted in incremental raw material and work in process at this facility. In addition as we experienced product shortages during the third quarter of 2007, we decided to carry more raw material inventories to limit the possibilities of shortages for customer service reasons. Finally, we will be launching the ‘TEMPUR Advanced Ergo System™’ in the first quarter of 2008. With this launch we are carrying incremental inventories in advance of the new product launch. For 2008 we expect inventory to decrease as compared to December 31, 2007. Accordingly, inventory will be a source of cash from operations in 2008.

Net cash used in investing activities decreased to $22.9 million for the year ended December 31, 2007 as compared to $37.9 million for the year ended December 31, 2006, a decrease of $15.0 million. Investing activities in the year ended December 31, 2007 were significantly less than the year ended December 31, 2006, as we completed the construction phase of the Albuquerque, New Mexico plant in the fourth quarter of 2006. Cash flows related to capital expenditures decreased $21.0 million between 2006 to 2007.

Cash flow used by financing activities was $87.6 million for the year ended December 31, 2007 as compared to $132.5 million for the year ended December 31, 2006, representing a decrease in cash flow used of $44.8 million. The decrease is primarily related to three factors. We had increased borrowings, net of repayments, in 2007 of $239.4 million as compared to 2006. This source of cash was offset by $175.9 million in additional Treasury stock purchases in 2007 as compared to 2006. In addition, we paid $23.8 million of dividends to our shareholders under our new dividend program, which started in 2007. Our Board of Directors has declared a first quarter dividend for 2008 of $0.08 per common share and we currently expect our 2008 dividends to be paid quarterly at $0.08 per common share.

Capital Expenditures

Capital expenditures totaled $16.1 million for year ended December 31, 2007.  Capital expenditures totaled $37.2 million for the year ended December 31, 2006, including $5.2 million in capitalized interest costs related to the construction of our Albuquerque, New Mexico manufacturing facility. We currently expect our 2008 capital expenditures to be approximately $20.0 million.

In order to meet anticipated future demands for our products, we built a third manufacturing facility in Albuquerque, New Mexico. Construction on this facility began in September 2004 and was completed in the fourth quarter of 2006. We successfully completed qualifying and testing on our new facility during the fourth quarter of 2006. In January 2007, we began mattress production. Our total capital expenditures related to this facility were approximately $100.0 million. This facility allows us to meet the demand for our products, primarily in the western U.S. but also with certain third party distributors.

Debt Service

 Secured Credit Financing— On October 18, 2005, we entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. On February 8, 2006 and on December 13, 2006, we entered into amendments to our 2005 Senior Credit Facility, which increased availability, adjusted one financial covenant and added an option to increase our Domestic Revolver by an additional $50.0 million at our discretion. On February 22, 2007, we exercised the option to increase our Domestic Revolver by an additional $50.0 million. On June 8, 2007, we entered into an amendment to our 2005 Senior Credit Facility (Amendment No. 3), which increased availability, extinguished our foreign term loan, eliminated the requirement to reduce our domestic revolver commitment by $3.0 million each quarter, added an option to increase our Domestic Revolver by an additional $100.0 million, eliminated the quarterly redemption of our Industrial Revenue Bonds (as defined below) and adjusted certain covenants. In addition, the maturity date of the 2005 Senior Credit Facility was extended from October 18, 2010 to June 8, 2012. In conjunction with Amendment No. 3, we wrote-off $0.1 million of deferred financing fees which were previously capitalized. On August 6, 2007, we exercised the option to increase our Domestic Revolver by an additional $100.0 million.

The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $640.0 million. The domestic credit facility is a five-year, $615.0 million revolving credit facility (Domestic Revolver). The foreign credit facility is a five-year $25.0 million revolving credit facility (Foreign Revolver). Both credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in Amendment No. 3, plus one of the following indexes: LIBOR and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of either the Bank of America prime rate or the Federal Funds rate plus .50%. We also pay an annual facility fee on the total amount of the 2005 Senior Credit Facility.  The facility fee is calculated based on the consolidated leverage ratio and ranges from .125% to .25%.

     The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting us, including a consolidated interest coverage ratio and a consolidated leverage ratio. We were in compliance with all covenants as of December 31, 2007.

    At December 31, 2007, we had a total of $640.0 million of long-term revolving credit facilities under the 2005 Senior Credit Facility, which was comprised of the $615.0 million Domestic Revolver and the $25.0 million Foreign Revolver (collectively, the Revolvers). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $66.0 million at December 31, 2007. After giving effect to letters of credit and $543.0 million in borrowings under the Domestic Revolver, total availability under the Revolvers was $31.0 million at December 31, 2007.

Industrial Revenue Bonds— On October 27, 2005, Tempur Production USA, Inc., one of our subsidiaries, completed an industrial revenue bond financing for the construction and equipping of our new manufacturing facility (the Project) located in Bernalillo County, New Mexico.  Under the terms of the financing, Bernalillo County was to issue up to $75.0 million of Series 2005A Taxable Variable Rate Industrial Revenue Bonds (the Series A Bonds).  The Series A Bonds are marketed to third party qualified investors by a remarketing agent and secured by a letter of credit issued under the Company’s Domestic Revolver. The Series A Bonds have a final maturity date of September 1, 2030.  The interest rate on the Series A Bonds is a weekly rate set by the remarketing agent, in its sole discretion, though the interest rate may not exceed the lesser of the highest rate allowed under New Mexico law or 12% per annum.  On October 27, 2005, Tempur Production made an initial draw of $53.9 million on the Series A Bonds.  On June 1, 2007, we executed an additional advance of $15.4 million on the Series A Bonds. Upon completion of this draw, we had a total of $59.7 million outstanding under the Series A Bonds. We used proceeds from the Bonds to pay down the Domestic Revolver, among other things. No further advances are expected by us under the Series A Bonds.

    Bernalillo County also agreed to issue up to $25.0 million of Series 2005B Taxable Fixed Rate Industrial Revenue Bonds (the Series B Bonds, and collectively with the Series A Bonds, the Bonds). The Series B Bonds were sold to Tempur World LLC, are not secured by the letter of credit described above, and will be held by Tempur World, LLC, representing our equity in the Project. The Series B Bonds have a final maturity date of September 1, 2030. The interest rate on the Series B Bonds is fixed at 7.75%. On October 27, 2005, Tempur Production made an initial draw of $18.0 million under the Series B Bonds, which was transferred to and used by Tempur World LLC to purchase Series B Bonds. On June 1, 2007, we requested an additional advance of $5.1 million on the Series B Bonds. Proceeds of this draw were transferred to and used by Tempur World, LLC to purchase the additional Series B Bonds. Upon completion of this draw, we had a total of $23.1 million outstanding under the Series B Bond with an offsetting investment in the Series B Bonds in the same amount. No further advances are expected by us under the Series B Bonds. We have a legal right to offset the Series B Bonds against our investment in the Series B Bonds, and accordingly, the amounts have been recorded net in the accompanying Consolidated Balance Sheets.

    On October 27, 2005, Tempur Production transferred its interest in the Project to Bernalillo County, and Bernalillo County leased the Project back to Tempur Production on a long-term basis with the right to purchase the Project for one dollar when the Bonds are retired.  Pursuant to the lease agreement, Tempur Production will pay rent to Bernalillo County in an amount sufficient to pay debt service on the Bonds and certain fees and expenses.  The Bonds are not general obligations of Bernalillo County, but are special, limited obligations payable solely from bond proceeds, rent paid by Tempur Production under the lease agreement, and other revenues.  The substance of the transaction is that Bernalillo County issued the Bonds on behalf of Tempur Production.  Therefore, we have recorded the obligation as long-term debt of $57.8 million in our Consolidated Balance Sheet as of December 31, 2007.

Stockholders’ Equity

    Initial Public Offering— In December 2003, we raised $87.5 million from the initial public offering of 6,250,000 shares of common stock at a price to the public of $14.00 per common share, all of which shares were issued and sold by us. Net proceeds, after deducting underwriting discounts and commissions, of $79.0 million were received by us and invested in short-term, investment-grade, interest-bearing instruments. In connection with the initial public offering, certain of our stockholders also sold 15,312,500 shares of common stock, including 2,812,500 shares pursuant to the underwriters’ exercise in full of their over-allotment option, for net proceeds of $200.4 million. We did not receive any proceeds from the sale of shares by the selling stockholders. We used a portion of the proceeds from the initial public offering to redeem $52.5 million of Senior Subordinated Notes and to repay approximately $18.7 million of indebtedness under our 2003 Senior Credit Facility. In conjunction with the January 23, 2004 redemption of the Senior Subordinated Notes, we reflected the $5.4 million redemption premium as a Loss on debt extinguishment in the first quarter of 2004. Total offering expenses were approximately $8.6 million.

    Share Repurchase Program— On January 25, 2007, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. We repurchased 3,840,485 shares of our common stock for a total of $100.0 million from the January 2007 authorization and completed purchases from this authorization in June 2007. On July 19, 2007, our Board of Directors approved an additional share repurchase authorization, to repurchase up to $200.0 million of our common stock. As of September 30, 2007, we have repurchased 6,561,489 shares of our common stock for approximately $200.0 million from the July 2007 authorization and have completed purchases from the July authorization. On October 16, 2007, our Board of Directors authorized an additional share repurchase authorization of up to $300.0 million of our common stock. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we deemed appropriate. This share repurchase program may be suspended, limited or terminated at any time without notice.  As of February 22, 2008, we have repurchased 658,900 shares under this authorization for a total of $19.9 million.

On October 18, 2005, our Board of Directors authorized the repurchase of up to $80.0 million of our common stock. Share repurchases under this program were made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we deemed appropriate.  During 2005, we repurchased 6,839,900 shares, at a total cost of $76.0 million. We funded these share repurchases from borrowings under the 2005 Senior Credit Facility and funds from operations. On January 25, 2006, our Board of Directors amended the share repurchase program described above to increase the total authorization by an additional $100.0 million.  On May 22, 2006, our Board of Directors further amended the share repurchase program to increase the total authorization under the share repurchase program by an additional $40.0 million for a total authorization to purchase up to $220.0 million of Tempur-Pedic International Inc.’s common stock.  During 2006, we repurchased 11,275,124 shares at a total cost of $144.0 million.  As of December 31, 2006, we had completed the existing share repurchase authorization. The share repurchases were funded from borrowings under the 2005 Senior Credit Facility and funds from operations.

Dividend Program— In the first quarter of 2007, our Board of Directors approved an annual cash dividend of $0.24 per common share annually, to be paid in quarterly installments to the owners of our common stock. In the second quarter of 2007, our Board of Directors increased the quarterly dividend to $0.08 per common share. Our Board declared a first quarter dividend of $0.08 per common share that will be distributed on March 14, 2008 to stockholders of record as of February 27, 2008. This annual cash dividend program may be limited, suspended, or terminated at any time without prior notice.  We had never previously declared a cash dividend for our common stock prior to the 2007 dividend.

Future Liquidity Sources

Our primary sources of liquidity are cash flow from operations and borrowings under our Revolvers. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 31, 2007, we had $601.8 million in total Long-term debt outstanding, and our Stockholders’ Equity was $48.1 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $35.1 million in 2008.

Based upon the current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under our Revolvers will be adequate to meet our anticipated debt service requirements, capital expenditures, share repurchases, dividend payments and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our 2005 Senior Credit Facility or otherwise enable us to service our indebtedness or to make anticipated capital expenditures.

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2007 are summarized below:

	Payment Due By Period
Contractual Obligations ($ in millions)	2008	2009	2010	2011	2012	After 2012	Total Obligations
Long-term debt	$0.3	$0.2	$0.2	$0.1	$543.1	$58.1,	$602.0
Interest payments (1)	35.1	35.1	35.1	35.1	29.8	9.7	179.9
Operating leases	4.7	4.4	4.2	4.0	3.4	5.1	25.8

Total	$40.1	$39.7	$39.5	$39.2	$576.3	$72.9	$807.7

 (1) Represents interest payments under our debt agreements outstanding as of December 31, 2007, all of which are subject to variable interest rates. Interest payments were calculated using assumed variable interest rates ranging from 5.61% to 5.86% (based on rates effective as of December 31, 2007). Interest rates are based on LIBOR plus applicable margin, except for the IRB debt which is a weekly rate set by the remarketing agent. The actual interest rates on the variable indebtedness incurred and the amount of our indebtedness could vary from those used to compute the above interest payment.

Factors That May Affect Future Performance

Managing Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $1,106.7 million in 2007. Our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhanced operating and financial infrastructure and information systems and continued expansion of the human resources in our operations. Our expenditures for advertising and other marketing-related activities are made as advertising rates are favorable to us and as the continued growth in the business allows us the ability to invest in building our brand.

Gross Margins—Our gross margin is primarily impacted by product and channel mix, volume incentives offered to certain retail accounts, operational efficiency and the cost of raw material. Overall product mix impacts our gross margins because mattresses generally carry lower margins than our pillows and are sold with lower margin products such as foundations and bed frames, and our overall product mix has shifted to mattresses and other products over the last several years. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our direct channel are at retail prices. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost.

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

Significant Growth Opportunities—We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By expanding our brand awareness and offering superior sleep surfaces, we believe consumers will continue to adopt our products at an increasing rate, which should expand our market share. Our business may be affected by general business and economic conditions that could have an impact on demand for our products. We believe that the premium and specialty bedding categories that we target will continue to grow at a faster rate than the overall mattress industry and we believe we will continue to experience the benefits of this consumer adoption.

In addition, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business by expanding our sales force as necessary and extending our product line. Expansion gives our salespeople fewer stores to call on, resulting in more time spent with each retail location so they can work with them on merchandising, training and educating retail associates about the benefits of our products. Additionally, by extending our product line, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts provides for continued growth opportunities and market share gains.

Expanding distribution into new stores is also a source of growth opportunities. Our products are currently sold in approximately 6,350 furniture and bedding retail stores in the U.S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 7,000 to 8,000 over time. Our products are also sold in approximately 4,990 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

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

Financial Leverage—As of December 31, 2007, we had $601.8 million of Long-term debt outstanding, and our Stockholders’ Equity was $48.1 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. We believe that operating margins driven by Net sales growth resulting from volume and price, productivity improvements and cost containment activities will enable us to continue to de-leverage. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our 2005 Senior Credit Facility.

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

Warranties—Cost of sales includes estimated costs to service warranty claims of our customers. Our estimate is based on our historical claims experience and extensive product testing that we perform from time to time. We provide a 20-year warranty for U.S. sales and a 15-year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. Our estimate of warranty claims could be adversely affected if our historical experience differs materially from the performance of the product in our product testing. We also provide 2-year to 3-year warranties on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized.

Impairment of Goodwill, Intangibles and Long-Lived Assets— In accordance with Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future discounted net cash flows expected to be generated by the asset. If estimated future discounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Although we believe that our estimates of cash flows in our application of SFAS 144 are reasonable, and based upon all available information, including historical cash flow data about the prior use of our assets, such estimates nevertheless require substantial judgments and are based upon material assumptions about future events.

Goodwill reflected in our Consolidated Balance Sheets consists of the purchase price from the acquisition of Tempur World, Inc. in November 2002 (the Tempur Acquisition) in excess of the estimated fair values of identifiable net assets as of the date of the Tempur Acquisition and subsequent acquisitions of certain Third party distributors. Intangibles consist of trademarks for various brands under which our products are sold. Other intangibles include our customer database for our direct channel, process technology and the formulation of our pressure-relieving TEMPUR® material.

We follow SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS 144. If facts and circumstances lead our management to believe that one of our other amortized intangible assets may be impaired, we will evaluate the extent to which the related cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary. We perform an annual impairment test on all existing goodwill and other indefinite lived assets in the fourth quarter of each year. We performed the annual impairment test in the fourth quarter of 2007 and no indicators of impairment as of December 31, 2007. If facts and circumstances lead us to believe goodwill or other indefinite lived assets may be impaired, we will evaluate the extent to which the related cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary. Although we believe our estimates and judgments are reasonable, different assumptions and judgments could result in different impairment, if any, of some or all of our recorded Goodwill and indefinite-lived intangibles of $267.0 million as of December 31, 2007 and $269.0 million as of December 31, 2006.

Income Taxes — Income taxes are accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” (FIN 48), which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. The Company adopted the provisions of FIN 48 effective January 1, 2007. See “ITEM 8. Financial Statements and Supplementary Data – Note 9 in the Notes to the Consolidated Financial Statements” in Part II of this report for further discussion of our adoption of FIN 48.

Our consolidated effective income tax rate and related tax reserves are subject to uncertainties in the application of complex tax regulations from numerous tax jurisdictions around the world.  We recognize liabilities for anticipated taxes in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, taxes are and could be due as required by FIN 48, Accounting for Uncertainty in Income Taxes. While it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter, we believe that our reserves reflect the likely outcome of known tax contingencies.  The resolution of tax matters for an amount that is different than the amount reserved would be recognized in our effective income tax rate during the period in which such resolution occurs.

Stock-Based Compensation— In December 2004, the FASB issued SFAS 123R, “Share-Based Payment” (SFAS 123R), which is a revision of SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. We adopted SFAS 123R on January 1, 2006 using the modified prospective method for the transition. See “ITEM 8. Financial Statements and Supplementary Data – Note 1 in the Notes to Consolidated Financial Statements” in Part II of this report for further discussion of our adoption of SFAS 123R.

Impact of Recently Issued Accounting Pronouncements

See “ITEM 8. Financial Statements and Supplementary Data – Note 2 of the Notes to Consolidated Financial Statements” in Part II of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

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

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at December 31, 2007, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.5 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

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

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On December 31, 2007, we had variable-rate debt of approximately $600.8 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $6.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, ITEM 15 of this report and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

 Management’s Annual Report on Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2007.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company’s internal control over financial reporting as of December 31, 2007. That report appears on page 38 of this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Tempur-Pedic International Inc. and Subsidiaries

We have audited Tempur-Pedic International Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tempur-Pedic International Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Tempur-Pedic International Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 14, 2008 expressed an unqualified opinion thereon.

Louisville, Kentucky
February 14, 2008

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

We have adopted a Code of Business Conduct and Ethics within the meaning of Item 406(b) of Regulation S-K. The Code applies to our employees, executive officers and directors. Our Code of Business Conduct and Ethics is publicly available on our website at investor.tempurpedic.com.

If we make substantive amendments to our Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four business days of such amendment or waiver.

Audit Committee Financial Expert

The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2008 Annual Meeting of Stockholders (the Proxy Statement) under the sections entitled “Proposal One—Election of Directors,” and “Board of Directors’ Meetings, Committees of the Board and Related Matters—Committees of the Board.”

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

NYSE Certification

As required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we have filed our  2006 Domestic Company Section 303A Annual CEO Certification with the New York Stock Exchange and there were no qualifications.  This certifies that our Chief Executive Officer is not aware of any violation by the Company of the NYSE corporate governance listing standards.  We also filed our Sarbanes-Oxley Section 302 Certifications regarding the quality of the Company's public disclosure with this Form 10-K and with our Form 10-K for the period ended December 31, 2006.

 Information appearing under the captions “Nominees to Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2008 Proxy Statement is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Proposal Two— Ratification of Independent Auditors —Fees for Independent Auditors During Fiscal Year Ended December 31, 2007” and “—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	Financial statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:
Schedule II - Valuation of Qualifying Accounts and Reserves

All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

3.	Exhbits:

The following is an index of the exhibits included in this report or incorporated herein by reference.

EXHIBIT INDEX

2.1
Agreement and Plan of Merger dated as of October 4, 2002, among Fagerdala Holding B.V., Fagerdala Industri A.B., Chesterfield Properties Limited, Viking Investments S.a.r.l., Robert B. Trussell, Jr., David C. Fogg, Jeffrey P. Heath, H. Thomas Bryant, Tempur-Pedic International Inc., TWI Acquisition Corp. and Tempur World, Inc. (13)

3.1	Amended and Restated Certificate of Incorporation of Tempur-Pedic International Inc. (2)
3.2	Second Amended and Restated By-laws of Tempur-Pedic International Inc. (16)
4.1	Specimen certificate for shares of common stock. (2)
10.1
Credit Agreement, dated as of October 18, 2005, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, Inc., Banc of America, N.A., as administrative agent, Nordea Bank Denmark A/S, Suntrust Bank, and Fifth Third Bank.(11)

10.2
Amendment No 1 to Credit Agreement, dated as of February 8, 2006, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, Inc., Banc of America, N.A., as administrative agent, Nordea Bank Denmark A/S, Suntrust Bank, and Fifth Third Bank.(12)

10.3
Amendment No. 2 to Credit Agreement dated as of December 13, 2006, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, Tempur-Pedic International, Inc., Tempur World LLC, and Tempur World Holdings, LLC and certain other subsidiaries as guarantors, Bank of America, N.A., Nordea Bank Danmark A/S, Fifth Third Bank, SunTrust Bank, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (15)

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
10.10
Registration Rights Agreement dated as of November 1, 2002, among Tempur-Pedic International Inc., Friedman Fleischer & Lowe Capital Partners, LP, FFL Executive Partners, LP, TA IX, L.P., TA/Atlantic and Pacific IV, L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P., TA/Advent VIII L.P., TA Investors LLC, TA Subordinated Debt Fund, L.P., Gleacher Mezzanine Fund I, L.P., Gleacher Mezzanine Fund P, L.P. and the investors listed on Schedule I thereto. (1)

10.11	Tempur-Pedic International Inc. 2002 Stock Option Plan. (1)(20)
10.12	Tempur-Pedic International Inc. 2003 Equity Incentive Plan. (2)(20)
10.13	Tempur-Pedic International Inc. 2003 Employee Stock Purchase Plan. (2)(20)
10.14	Employment and Noncompetition Agreement dated as of June 29, 2006 and effective as of April 28, 2006, between Tempur-Pedic International Inc. and H. Thomas Bryant. (1)(20)
10.15	Employment and Noncompetition Agreement dated as of July 11, 2003, between Tempur World, Inc. and Dale E. Williams. (1)(20)
10.16	Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery. (5)(20)
10.17	Stock Option Agreement dated as of July 13, 2004 between Tempur-Pedic International Inc. and Sir Paul Judge. (7)(20)
10.18	Stock Option Agreement dated as of March 12, 2004 between Tempur-Pedic International Inc. and Nancy F. Koehn. (8)(20)
10.19	Stock Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and Robert B. Trussell, Jr. (9)(20)
10.20	Stock Option Agreement dated as of February 24, 2003 between Tempur-Pedic International Inc. and David Montgomery. (9)(20)
10.22	Stock Option Agreement dated as of July 7, 2003 between Tempur-Pedic International Inc. and Dale E. Williams. (9)(20)
10.23	Stock Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and H. Thomas Bryant. (9)(20)
10.24	Stock Option Agreement dated as of March 26, 2003 between Tempur-Pedic International Inc. and Francis A. Doyle. (9)(20)
10.25	Stock Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and Francis A. Doyle. (9)(20)
10.26	Stock Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and David Montgomery. (9)(20)
10.27	Employment and Noncompetition Agreement dated as of December 1, 2004, between Tempur-Pedic International Inc. and Matthew D. Clift. (10)(20)
10.28	Option Agreement dated as of December 1, 2004 between Tempur-Pedic International Inc. and Matthew D. Clift. (10)(20)
10.29	Restricted Stock Unit Award Agreement dated as of December 1, 2004 between Tempur-Pedic International Inc. and Matthew D. Clift. (10)(20)
10.30	Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Matthew D. Clift.(20)
10.31	Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Sir Paul Judge. (20)
10.33	Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Nancy F. Koehn.(20)
10.34	Stock Option Agreement dated as of June 26, 2006 between Tempur-Pedic International Inc. and H. Thomas Bryant.(13)(20)

10.35	Stock Option Agreement dated May 2, 2005 between Tempur-Pedic International Inc. and Bhaskar Rao.(13)(20)
10.36	Stock Option Agreement dated October 25, 2005 between Tempur-Pedic International Inc. and Bhaskar Rao.(13)(20)
10.37	Stock Option Agreement dated February 16, 2006 between Tempur-Pedic International Inc. and Bhaskar Rao.(13)(20)
10.38	Stock Option Agreement dated May 11, 2006 between Tempur-Pedic International Inc. and Bhaskar Rao.(13)(20)
10.39		Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and David Montgomery.(13)(20)
10.40		Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and Dale E. Williams.(13)(20)
10.41		Form of Stock Option Agreement under the 2003 Equity Incentive Plan.(13)(20)
10.42		Employment Agreement dated as of July 18, 2006 between Tempur-Pedic International Inc. and Richard Anderson.(14)(20)
10.43
Amendment No. 3 to Credit Agreement dated as of June 8, 2007 by and among Tempur World LLC, Tempur Production USA,Inc., Dan-Foam Aps, Tempur-Pedic International Inc. and certain other subsidiaries as guarantors, Bank of America, N.A., Nordea Bank, Danmark A/S, Fifth Third Bank, Sun Trust Bank, JD Morgan Chase Bank, N.A., Wells Fargo Bank, N.A., National City Bank and Regions Bank .(17)

10.44		Modification Agreement dated as of February 22, 2007, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam Aps, Tempur-Pedic International Inc., Tempur World LLC, and Tempur World Holdings, LLC and certain subsidiaries as guarantors, Bank of America, N.A., Nordea Bank Danmark A/S, Fifth Third Bank, Sund Trust Bank, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (18)
10.45		Modification Agreement dated as of August 6, 2007, among Tempur-Pedic International Inc., Tempur Production USA, Inc., Dan-Foam Aps, Tempur-Pedic International, Inc., Tempur World LLC, and Tempur World Holdings, LLC and certain other subsidiaries as guarantors, Bank of America, N.A. and Wells Fargo Bank, N.A., Regions Bank, and National City Bank .(19)
10.46		Modification Agreement dated as of November 30, 2007, among Tempur World LLC, Tempur Production USA, Inc., Dan-Foam Aps, Tempur-Pedic International Inc., Tempur World Holdings, LLC and Tempur Danmark A/S and certain other subsidiaries as guarantors, Bank of America, N.A. and Nordea Bank Danmark A/S.
21.1		Subsidiaries of Tempur-Pedic International Inc.
23.1		Consent of Ernst & Young LLP.
24.1		Power of Attorney of Tempur-Pedic International Inc. (included on the signature pages hereof).
31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) filed with the Commission on September 23, 2003.
(2)	Incorporated by reference from Amendment No. 3 to the Registrant’s registration statement on Form S-1 (File No. 333-109798) filed with the Commission on December 12, 2003.
(3)	Incorporated by reference from Amendment No. 3 to the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) filed with the Commission on February 27, 2004.
(4)	Incorporated by reference from Amendment No. 4 to the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) filed with the Commission on April 5, 2004.
(5)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) filed with the Commission on October 30, 2003.
(6)	Incorporated by reference from Amendment No. 2 to the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) filed with the Commission on November 25, 2003.
(7)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2004.
(8)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 2004.

(9)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-120151) filed with the Commission on November 9, 2004.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2004.
(11)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on March 14, 2006.
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2006.
(13)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2006.
(14)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2006.
(15)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on February 28, 2007.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on October 18, 2007.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2007.
(18)	Incorporated by reference from the Registrant's Current Report on Form 10-Q filed with the Commission on May 7, 2007.
(19)	Incorporated by reference from the Registrants's Current Report on Form 10-Q filed with the Commission on November 1, 2007.
(20)	Indicates management contract or compensatory plan or arrangement.
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

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: February 29, 2008	By:	/s/ H. THOMAS BRYANT
H. Thomas Bryant Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 26th of February, 2008, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/S/ H. THOMAS BRYANT	President, Chief Executive Officer (Principal Executive Officer) and Director
H. Thomas Bryant

/S/ DALE E. WILLIAMS	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Dale E. Williams

/S/ BHASKAR RAO	Chief Accounting Officer and Vice President of Strategic Planning (Principal Accounting Officer)
Bhaskar Rao

/S/ FRANCIS A. DOYLE	Director
Francis A. Doyle

/S/ NANCY F. KOEHN	Director
Nancy F. Koehn

/S/ SIR PAUL JUDGE	Director
Sir Paul Judge

/S/ CHRISTOPHER A. MASTO	Director
Christopher A. Masto

/S/ P. ANDREWS MCLANE	Director
P. Andrews McLane

/S/ ROBERT B. TRUSSELL, JR.	Director
Robert B. Trussell, Jr.

/S/ PETER K. HOFFMAN	Director
Peter K. Hoffman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Tempur-Pedic International Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tempur-Pedic International Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” using the modified-prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tempur-Pedic International Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008 expressed an unqualified opinion thereon.

Louisville, Kentucky
February 14, 2008

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Net sales	$1,106,722	$945,045	$836,732
Cost of sales	571,896	484,507	412,790
Gross profit	534,826	460,538	423,942
Selling and marketing expenses	193,574	171,787	162,808
General and administrative expenses	91,212	75,718	67,823
Research and development expenses	5,926	3,728	2,696
Operating income	244,114	209,305	190,615
Other expense, net:
Interest expense, net	(30,484)	(23,920)	(20,264)
Loss on extinguishment of debt	(126)	(10,722)	(4,245)
Other (expense) income, net	(630)	(102)	366
Total other expense	(31,240)	(34,540)	(24,143)
Income before income taxes	212,874	174,765	166,472
Income tax provision	71,415	62,443	67,143
Net income	$141,459	$112,322	$99,329
Earnings per common share:
Basic	$1.77	$1.32	$1.01
Diluted	$1.74	$1.28	$0.97
Cash dividend per common share	$0.30	$—	$—
Weighted average common shares outstanding:
Basic	79,831	84,922	98,012
Diluted	81,256	87,530	102,144

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$33,315	$15,788
Accounts receivable, net	163,730	142,059
Inventories	106,533	61,736
Prepaid expenses and other current assets	11,133	8,002
Income taxes receivable	—	588
Deferred income taxes	11,924	9,383
Total Current Assets	326,635	237,556
Property, plant and equipment, net	208,370	215,428
Goodwill	198,286	198,207
Other intangible assets, net	68,755	70,826
Deferred financing costs and other non-current assets, net	4,386	3,649
Total Assets	$806,432	$725,666
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$56,206	$51,220
Accrued expenses and other	66,080	61,050
Income taxes payable	4,060	—
Current portion of long-term debt	288	19,497
Total Current Liabilities	126,634	131,767
Long-term debt	601,756	341,635
Deferred income taxes	29,645	38,536
Other non-current liabilities	259	380
Total Liabilities	758,294	512,318
Commitments and Contingencies (see Note 7)
Stockholders’ Equity:
Common stock, $0.01 par value, 300,000 shares authorized; 99,215 shares issued as of December 31, 2007 and December 31, 2006	992	992
Additional paid in capital	283,564	264,709
Retained earnings	241,812	140,608
Accumulated other comprehensive income	13,550	3,992
Treasury stock, at cost; 24,681 and 15,993 shares in 2007 and in 2006, respectively	(491,780)	(196,953)
Total Stockholders’ Equity	48,138	213,348
Total Liabilities and Stockholders’ Equity	$806,432	$725,666

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares		Treasury Shares		Additional	Deferred	Retained	Other
	Shares	At	Shares	At	Paid in	Stock	(Deficit)/	Comprehensive
	Issued	Par	Issued	Cost	Capital	Compensation	Earnings	Income	Total
Balance, December 31, 2004	98,194	$982	—	$—	$253,134	$(5,079)	$(52,623)	$17,207	$213,621
Comprehensive Income:
Net income							99,329		99,329
Foreign currency adjustments								(16,070)	(16,070)
Total Comprehensive Income							99,329	(16,070)	83,259
Exercise of stock options	1,021	10	(73)	782	2,220		(461)		2,551
Tax adjustments related to stock compensation					15				15
Treasury stock repurchased			6,840	(76,000)					(76,000)
Amortization of unearned stock-based compensation						2,883			2,883
Balance, December 31, 2005	99,215	$992	6,767	$(75,218)	$255,369	$(2,196)	$46,245	$1,137	$226,329
Comprehensive Income:
Net income							$112,322		112,322
Foreign currency adjustments								2,855	2,855
Total Comprehensive Income							112,322	2,855	115,177
Exercise of stock options			(2,049)	22,265	57		(17,959)		4,363
Tax adjustments related to stock compensation					7,631				7,631
Treasury stock repurchased			11,275	(144,000)					(144,000)
Amortization of unearned stock-based compensation					1,652	2,196			3,848
Balance, December 31, 2006	99,215	$992	15,993	$(196,953)	$264,709	$—	$140,608	$3,992	$213,348
Comprehensive Income:
Net income							141,459		141,459
Foreign currency adjustments								9,558	9,558
Total Comprehensive Income							141,459	9,558	151,017
Exercise of stock options			2,372	25,057	1,294		(16,444)		9,907
Tax adjustments related to stock compensation					11,073				11,073
Treasury stock repurchased			11,060	(319,884)					(319,884)
Dividend paid to stockholders							(23,811)		(23,811)
Amortization of unearned stock-based compensation					6,488				6,488
Balance, December 31, 2007	99,215	$992	24,681	$(491,780)	$283,564	$—	$241,812	$13,550	$48,138

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$141,459	$112,322	$99,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,414	24,828	24,999
Amortization of deferred financing costs	903	1,868	2,153
Loss on extinguishment of debt	126	10,722	4,245
Amortization of stock-based compensation	6,728	3,848	2,883
Provision for doubtful accounts	5,997	3,464	2,666
Deferred income taxes	(8,961)	(3,828)	4,657
Foreign currency adjustments	423	40	1,022
Loss on sale of equipment and other	324	488	751
Changes in operating assets and liabilities
Accounts receivable	(20,536)	(27,608)	(27,273)
Inventories	(38,216)	21,284	(18,448)
Prepaid expenses and other current assets	(3,226)	3,327	258
Accounts payable	1,861	12,253	3,587
Accrued expenses and other	3,532	4,066	(3,703)
Income taxes	13,606	6,434	5,123
Excess tax benefit from stock based compensation	(11,073)	(7,693)	—
Net cash provided by operating activities	126,361	165,815	102,249
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and other intellectual property	(1,057)	(936)	(2,014)
Purchases of property, plant and equipment	(16,149)	(37,211)	(84,881)
Proceeds from sale of equipment	140	286	311
Acquisition of businesses	(5,805)	—	—
Net cash used by investing activities	(22,871)	(37,861)	(86,584)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	420,547	277,772	368,500
Repayments of long-term revolving credit facility	(146,293)	(92,500)	(302,500)
Proceeds from issuance of long-term debt	—	—	109,858
Repayments of long-term debt	(45,488)	(73,329)	(173,688)
Proceeds from issuance of Series A Industrial Revenue Bonds	15,380	—	53,925
Repayments of Series A Industrial Revenue Bonds	(5,760)	(5,760)	—
Repayments of Senior Subordinated Notes	—	(97,500)	—
Redemption premium on Senior Subordinated Notes	—	(7,620)	—
Common stock issued, including reissuances of Treasury stock	8,175	4,045	2,551
Excess tax benefit from stock based compensation	11,073	7,693	—
Treasury stock purchased	(319,884)	(144,000)	(76,000)
Dividend paid to stockholders	(23,811)	—	—
Payments for deferred financing costs	(1,581)	(1,277)	(2,601)
Net cash used by financing activities	(87,642)	(132,476)	(19,955)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,679	2,455	(6,223)
Increase / decrease in cash and cash equivalents	17,527	(2,067)	(10,513)
CASH AND CASH EQUIVALENTS, beginning of year	15,788	17,855	28,368
CASH AND CASH EQUIVALENTS, end of year	$33,315	$15,788	$17,855
Supplemental cash flow information:
Cash paid during the period for:
Interest	$30,176	$28,794	$18,759
Income taxes, net of refunds	68,271	58,451	57,445

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business—Tempur-Pedic International Inc., a Delaware corporation, together with its subsidiaries is a U.S. based, multinational company. The term “Tempur-Pedic International” refers to Tempur-Pedic International Inc. only, and the term “Company” refers to Tempur-Pedic International, Inc. and its consolidated subsidiaries.

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

(b) Reclassifications—Certain prior period amounts have been reclassified to conform to the 2007 presentation including the presentation of Accounts payable and Accrued expenses and other in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. These changes do not materially affect previously reported subtotals within the Consolidated Financial Statements for any previous period presented.

(c) Basis of Consolidation—The accompanying financial statements include the accounts of Tempur-Pedic International and its subsidiaries. All subsidiaries are wholly-owned. Intercompany balances and transactions have been eliminated.

(d) Use of Estimates— The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The estimated fair value of the Company’s other financial instruments is as follows:

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Market Value	Carrying Amount	Estimated Fair Market Value
Foreign currency contracts	$(58)	$(58)	$27	$27

(g) Cash and Cash Equivalents—Cash and cash equivalents consist of all investments with initial maturities of three months or less.

(h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

	December 31,
	2007	2006
Finished goods	$75,692	$41,847
Work-in-process	11,135	6,395
Raw materials and supplies	19,706	13,494
	$106,533	$61,736

            (i) Property, Plant and Equipment—Property, plant and equipment are carried at cost at acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives
Buildings	25-30 years
Computer equipment	3-5 years
Leasehold improvements	4-7 years
Machinery equipment	3-7 years
Office furniture and fixtures	5-7 years

Leasehold improvements are amortized over the shorter of the life of the lease or seven years. Depreciation expense for the Company was $29,538, $20,841 and $21,022 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

(k) Goodwill and Other Intangible Assets—Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Company performs an annual impairment test on all existing goodwill and other indefinite lived assets in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2007 and determined there were no indicators of impairment as of December 31, 2007. If facts and circumstances lead the Company’s management to believe goodwill or other indefinite lived assets may be impaired, the Company will evaluate the extent to which the related cost is recoverable by comparing the future discounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary.

The following table summarizes information relating to the Company’s Other intangible assets:

		December 31, 2007			December 31, 2006
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$8,267	$7,733	$16,000	$6,667	$9,333
Patents & other trademarks	5-20	11,233	7,533	3,700	10,105	6,470	3,635
Customer database	5	4,868	4,334	534	4,200	3,500	700
Foam formula	10	3,700	1,912	1,788	3,700	1,542	2,158
Total		$90,801	$22,046	$68,755	$89,005	$18,179	$70,826

Amortization expense relating to intangible assets for Tempur-Pedic International was $3,876, $3,987, and $3,977 for the years ended December 31, 2007, 2006, and 2005, respectively.

Annual amortization of intangible assets is expected to be as follows:

Year Ending December 31,
2008	$2,579
2009	2,523
2010	2,031
2011	2,031
2012	1,703

            The changes in the carrying amount of Goodwill for the year ended December 31, 2007 are related to Goodwill resulting from business acquisitions during the period, changes in amounts for foreign currency translation and tax adjustments related to the Tempur Acquisition, including the utilization of pre-acquisition net operating losses and adjustments to pre-acquisition income tax contingencies. The following summarizes changes to the Company’s Goodwill:

Balance as of December 31, 2005	$199,962
Foreign currency translation adjustments	(640)
Tax adjustments related to the Tempur Acquisition	(1,115)
Balance as of December 31, 2006	198,207
Goodwill acquired during the period	2,245
Foreign currency translation adjustments	(491)
Pre-Tempur Acquisition tax adjustment	(1,675)
Balance as of December 31, 2007	$198,286

During the year ended December 31, 2007, the Company acquired the rights to sell its products and certain other assets in the Austrian and Australian markets for a total purchase price of $5,805. Net assets purchased were initially valued at $3,560 and include inventory, fixed assets, among other assets. The remainder of the purchase price was allocated to goodwill.

Goodwill as of December 31, 2007 and 2006 has been allocated to the Domestic and International segments as follows:

	December 31,
	2007	2006
Domestic	$89,929	$89,929
International	108,357	108,278
	$198,286	$198,207

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

(m) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The level of sales returns differs by channel with the Direct channel typically experiencing the highest rate of return.  Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. The Company allows product returns up to 120 days following a sale through certain sales channels and on certain products. Accrued sales returns are included in Accrued expenses and other in the accompanying Consolidated Balance Sheets.

The Company had the following activity for sales returns from December 31, 2005 to December 31, 2007:

Balance as of December 31, 2005	$6,304
Amounts accrued	40,306
Returns charged to accrual	(40,727)
Balance as of December 31, 2006	5,883
Amounts accrued	45,159
Returns charged to accrual	(45,579)
Balance as of December 31, 2007	$5,463

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

The Company had the following activity for warranties from December 31, 2005 to December 31, 2007:

Balance as of December 31, 2005	$3,107
Amounts accrued	3,054
Warranties charged to accrual	(3,258)
Balance as of December 31, 2006	2,903
Amounts accrued	3,408
Warranties charged to accrual	(2,886)
Balance as of December 31, 2007	$3,425

    (o) Income Taxes— Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company is regularly under audit by tax authorities around the world. The Company accounts for uncertain foreign and domestic tax positions as required by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) according to the facts and circumstances in the various regulatory environments.

    (p) Accumulated Other Comprehensive Income—The adjustment resulting from translating the financial statements of foreign subsidiaries is included in Accumulated other comprehensive income, a component of Stockholders’ Equity. As of December 31, 2007, Accumulated other comprehensive income consists solely of foreign currency translation adjustments.

    (q) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. The Company extends volume discounts to certain customers and reflects these amounts as a reduction of Net sales. The Company extends credit based on the creditworthiness of its customers. No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company regularly reviews the adequacy of its allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Consolidated Balance Sheets was $8,056 and $6,114 as of December 31, 2007 and 2006, respectively.

    The Company reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. As of 2006, the Company no longer bills customers in the Domestic Retail channel for freight on large quantity orders. Amounts included in Net sales for shipping and handling were approximately $10,919; $10,604; and $23,570 for the years ended December 31, 2007, 2006, and 2005, respectively. Amounts included in Cost of sales for shipping and handling were $84,819; $73,316; and $75,527 for the years ended December 31, 2007, 2006, and 2005, respectively.

    (r) Advertising Costs— The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs charged to expense were $104,548; $97,214; and $91,229 for the years ended December 31, 2007, 2006, and 2005, respectively.  Advertising costs deferred and included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $4,709 and $4,287 as of December 31, 2007 and 2006, respectively.

    (s) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred.

    (t) Stock-Based Compensation—The Company adopted SFAS 123R, “Share-Based Payment” (SFAS 123R) on January 1, 2006 using the modified prospective method for the transition.  SFAS 123R requires compensation expense relating to share-based payments be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the estimable life of the equity award. The impact of adopting SFAS 123R was $2,304 for the year ended December 31, 2006. Deferred stock compensation amounts in the Stockholders’ Equity section of the Consolidated Balance Sheets are included in Additional paid in capital as of December 31, 2007 and 2006.

    The benefit of tax deductions in excess of recognized compensation expense are reported as a financing cash flow activity in the consolidated statements of cash flows.  The Company had excess tax benefits related to the exercise of stock-options of $11,073 and $7,693 as of December 31, 2007 and 2006, respectively. Financial results including cash flows from operating activities for 2005 have not been restated for the adoption of SFAS 123R.

    Pro forma information in accordance with SFAS 123 for the Company for the year ended December 31, 2005 as follows:

December 31,

2005
Net income as reported	$99,329
Add: Stock-based employee compensation expense included in reported net income	2,720
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,990)
Pro forma net income	$92,059
Earnings per common share:
Basic—as reported	$1.01
Diluted—as reported	$0.97
Basic—Pro forma	$0.94
Diluted—Pro forma	$0.90

    Additionally, in December 2005, the Company accelerated the vesting of certain unvested incentive stock options which had exercise prices greater than the fair market value of the stock on the date of acceleration. Options to purchase approximately 467,189 shares of common stock, or approximately 18.6% of the Company's outstanding unvested options, were subject to the acceleration. Options subject to the acceleration had exercise prices ranging from $13.94 to $24.40 per common share and a weighted average remaining life of 9 years. The weighted average exercise price of the options subject to the acceleration was $18.51. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its Consolidated Statements of Income, upon adoption of SFAS 123R.  The acceleration resulted in an increase of $2,842 in the pro forma employee stock option stock-based compensation expense shown above.

    (u) Treasury Stock— The Board of Directors may authorize share repurchases of the Company’s common stock (Share Repurchase Authorizations). Share repurchases under these authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company, and a committee of the Board, deem appropriate. Shares repurchased under Share Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee stock option plans. Treasury shares are accounted for under the cost method and reported as a reduction of Stockholders’ equity. Share Repurchase Authorization may be suspended, limited or terminated at any time without notice.

(2) Recently Issued Accounting Pronouncements

    In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure about fair value measurements. The Company will adopt this pronouncement effective January 1, 2008. The adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

    In December 2007, the FASB issued SFAS 141(R), “Business Combinations”, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The Company is evaluating the potential impact of adopting SFAS 141(R), which is effective for fiscal years beginning after December 15, 2008.

(3) Property, Plant and Equipment

    Property, plant and equipment, net consisted of the following:

	December 31,
	2007	2006
Land and buildings	$123,973	$75,005
Machinery and equipment, furniture and fixtures, and other	186,175	111,024
Construction in progress	7,210	104,824
	317,358	290,853
Accumulated depreciation	(108,988)	(75,425)
	$208,370	$215,428

    Construction in progress includes capitalized interest costs of $0 and $7,879 for the years ended December 31, 2007 and 2006, respectively, in connection with the construction of assets.

(4) Long-term Debt

      (a) Long-term Debt—Long-term debt for the Company consisted of the following:
	December 31,
	2007	2006
2005 Senior Credit Facility:
Foreign Term Loan, payable to lenders, interest at Index Rate or LIBOR plus margin (4.78% as of December 31, 2006)	$—	$43,337
Foreign Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (5.82% at December 31, 2006) commitment through and due June 8, 2012	—	14,733
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (5.86% and 6.41% as of December 31, 2007 and December 31, 2006, respectively), commitment through and due June 8, 2012	543,000	253,500
2005 Industrial Revenue Bonds:
Variable Rate Industrial Revenue Bonds Series 2005A, interest rate determined by remarketing agent not to exceed the lesser of (a) the highest rate under state law or (b) 12% per annum (5.61% and 5.53% as of December 31, 2007 and 2006, respectively), interest due monthly and principal payments due September 1, 2030	57,785	48,165
Other:
Mortgage payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest at 4.0% to 5.1%	1,259	1,397
Less: Current portion	(288)	(19,497)
Long-term debt	$601,756	$341,635

The long-term debt of the Company is scheduled to mature as follows:

Year Ending December 31,
2008	$288
2009	161
2010	161
2011	161
2012	543,161
Thereafter	58,112
Total	$602,044

    (b) Secured Credit Financing— On October 18, 2005, the Company entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. On February 8, 2006 and on December 13, 2006 the Company entered into amendments to its 2005 Senior Credit Facility, which increased availability, adjusted one financial covenant and added an option to increase the Domestic Revolver by an additional $50,000 at the discretion of the Company. On February 22, 2007, the Company exercised the option to increase the Domestic Revolver by an additional $50,000. On June 8, 2007, the Company entered into an amendment to its 2005 Senior Credit Facility (Amendment No. 3), which increased availability, extinguished the foreign term loan, eliminated the requirement to reduce the domestic revolver commitment by $3,000 each quarter, added an option to increase the Domestic Revolver by an additional $100,000, eliminated the quarterly redemption of the Industrial Revenue Bonds (as defined below) and adjusted certain covenants. In addition, the maturity date of the 2005 Senior Credit Facility was extended from October 18, 2010 to June 8, 2012. In conjunction with Amendment No. 3, the Company wrote-off $126 of deferred financing fees which were previously capitalized. On August 6, 2007, the Company exercised the option to increase the Domestic Revolver by an additional $100,000.

    The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $640,000. The domestic credit facility is a five-year, $615,000 revolving credit facility (Domestic Revolver). The foreign credit facility is a five-year $25,000 revolving credit facility (Foreign Revolver). Both credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in Amendment No. 3, plus one of the following indexes: LIBOR and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans are defined as the higher of either the Bank of America prime rate or the Federal Funds rate plus .50%. LIBOR interest payments are due periodically based on the underlying LIBOR contracts. Base Rate interest payments are due quarterly. The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility.  The facility fee is calculated based on the consolidated leverage ratio and ranges from .125% to ..25%.

    The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of December 31, 2007.

    At December 31, 2007, the Company had a total of $640,000 of long-term revolving credit facilities under the 2005 Senior Credit Facility, which was comprised of the $615,000 Domestic Revolver and the $25,000 Foreign Revolver (collectively, the Revolvers). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $66,049 at December 31, 2007. After giving effect to letters of credit and $543,000 in borrowings under the Domestic Revolver, total availability under the Revolvers was $30,951 at December 31, 2007.

    (c) Industrial Revenue Bonds—On October 27, 2005, Tempur Production USA, Inc., a subsidiary of Tempur-Pedic International Inc. (Tempur Production), completed an industrial revenue bond financing for the construction and equipping of Tempur Production’s new manufacturing facility (the Project) located in Bernalillo County, New Mexico.  Under the terms of the financing, Bernalillo County was to issue up to $75,000 of Series 2005A Taxable Variable Rate Industrial Revenue Bonds (the Series A Bonds).  The Series A Bonds are marketed to third party qualified investors by a remarketing agent and secured by a letter of credit issued under the Company’s Domestic Revolver. The Series A Bonds have a final maturity date of September 1, 2030.  The interest rate on the Series A Bonds is a weekly rate set by the remarketing agent, in its sole discretion, though the interest rate may not exceed the lesser of the highest rate allowed under New Mexico law or 12% per annum.  On October 27, 2005, Tempur Production made an initial draw of $53,925 on the Series A Bonds.  On June 1, 2007, the Company executed an additional advance of $15,380 on the Series A Bonds. Upon completion of this draw, the Company had a total of $59,705 outstanding under the Series A Bonds. The Company used proceeds from the Bonds to pay down the Domestic Revolver, among other things. No further advances are expected by the Company under the Series A Bonds.

Bernalillo County also agreed to issue up to $25,000 of Series 2005B Taxable Fixed Rate Industrial Revenue Bonds (the Series B Bonds, and collectively with the Series A Bonds, the Bonds). The Series B Bonds were sold to Tempur World LLC, are not secured by the letter of credit described above, and will be held by Tempur World, LLC, representing the Company’s equity in the Project. The Series B Bonds have a final maturity date of September 1, 2030. The interest rate on the Series B Bonds is fixed at 7.75%. On October 27, 2005, Tempur Production made an initial draw of $17,975 under the Series B Bonds, which was transferred to and used by Tempur World LLC to purchase an investment in the Series B Bonds issued by Bernalillo County. On June 1, 2007, the Company requested an additional advance of $5,127 on the Series B Bonds. Proceeds of this draw were transferred to and used by Tempur World, LLC to purchase an additional investment in the Series B Bonds. Upon completion of this draw, the Company had a total of $23,103 outstanding under the Series B Bonds with an offsetting investment in the Series B Bonds in the same amount. No further advances are expected by the Company under the Series B Bonds. The Company has the legal right to offset the Series B Bonds against its investment in the Series B Bonds, and accordingly, the amounts have been recorded net in the accompanying Consolidated Balance Sheets.

On October 27, 2005, Tempur Production transferred its interest in the Project to Bernalillo County, and Bernalillo County leased the Project back to Tempur Production on a long-term basis with the right to purchase the Project for one dollar when the Bonds are retired.  Pursuant to the lease agreement, Tempur Production will pay rent to Bernalillo County in an amount sufficient to pay debt service on the Bonds and certain fees and expenses.  The Bonds are not general obligations of Bernalillo County, but are special, limited obligations payable solely from bond proceeds, rent paid by Tempur Production under the lease agreement, and other revenues.  The substance of the transaction is that Bernalillo County issued the Bonds on behalf of Tempur Production.  Therefore, the Company has recorded the obligation as long-term debt of $57,785 in its Consolidated Balance Sheet as of December 31, 2007.

(d) Senior Subordinated Notes—In 2003, certain wholly-owned subsidiaries of the Company issued $150,000 aggregate principal amount of 10.25% Senior Subordinated Notes due 2010 (Senior Subordinated Notes).

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

On December 29, 2006, the Company redeemed in full the outstanding aggregate principal amount of $97,500 of Senior Subordinated Notes. The redemption price was 107.815% of the principal amount. The Company reflected the $7,620 redemption premium and the $3,102 related to the non-cash write-off of deferred financing fees as a Loss on extinguishment of debt included in Other (expense) income, net in the year ended December 31, 2006.

(5) Stockholders’ Equity

(a) Registration Rights—Under the terms of a registration rights agreement entered into in 2002 in connection with the Tempur Acquisition, holders of 10% of Tempur-Pedic International Inc.’s registrable securities, as defined in the Registration Rights Agreement, have the right, subject to certain conditions, to require Tempur-Pedic International Inc. to register any or all of their shares of common stock under the Securities Act of 1933, as amended (Securities Act), at the Company’s expense. The 15,313 shares of common stock sold in the initial public offering by selling shareholders and the 14,950 shares sold in the 2004 secondary offering were sold by selling stockholders that were parties to the Registration Rights Agreement. As of December 31, 2007, the Company estimates that 4,907 outstanding shares of registrable common stock are held by parties to the Registration Rights Agreement. Certain of these holders have demand registration rights under the Registration Rights Agreement as described above.

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

(c) Share Repurchase Programs—On January 25, 2007, the Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock. The Company repurchased 3,840 shares of the Company’s common stock for a total of $100,000 from the January 2007 authorization and completed purchases from this authorization in June 2007. On July 19, 2007, the Board of Directors approved an additional share repurchase authorization to repurchase up to $200,000 of the Company’s common stock. The Company repurchased 6,561 shares of the Company’s common stock for approximately $200,000 from the July 2007 authorization and completed purchases from the July authorization in September 2007. On October 16, 2007, the Board of Directors authorized an additional share repurchase authorization of up to $300,000 of the Company’s common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company and a committee of the Board deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice. As of February 14, 2008, the Company has repurchased 659 shares of the Company’s common stock for approximately $19,884 from the October 2007 authorization.

On October 18, 2005, the Board of Directors authorized the repurchase of up to $80,000 of the Company’s common stock. Share repurchases under this program were made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deemed appropriate.  During 2005, the Company repurchased 6,840 shares at a total cost of $76,000. The Company funded these share repurchases from borrowings under the 2005 Senior Credit Facility and funds from operations. On January 25, 2006, Tempur-Pedic International’s Board of Directors amended the share repurchase program described above to increase the total authorization by an additional $100,000. On May 22, 2006, Tempur-Pedic International’s Board of Directors further amended the share repurchase program to increase the total authorization under the share repurchase program by an additional $40,000 for a total authorization to purchase up to $220,000 of Tempur-Pedic International’s common stock. During the six months ended June 30, 2006, Tempur-Pedic International repurchased 11,275 shares at a total cost of $144,000. The share repurchases were funded from borrowings under the 2005 Senior Credit Facility and funds from operations. As of June 30, 2006, Tempur-Pedic International had completed shares purchases under this authorization. The Company did not repurchase any stock in the last six months of 2006.

(6) Stock-based Compensation

Tempur-Pedic International has two stock-based compensation plans which provide for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards to employees, non-employee directors, consultants and Company advisors. The plans under which equity awards may be granted are the 2002 Option Plan and the 2003 Equity Incentive Plan (the 2003 Plan).  Tempur-Pedic International also has a stock-based compensation plan which permits eligible employees to purchase its shares at a discounted price, subject to certain guidelines set forth by its 2003 Employee Stock Purchase Plan (ESPP). It is the policy of the Company to issue stock out of Treasury shares upon exercise of options. The Company believes that awards and purchases made under these plans better align the interests of the plan participants with those of its stockholders.

The 2002 Option Plan was adopted on November 1, 2002 and provides for grants of options to purchase shares of common stock to employees and directors of the Company. Options granted under the 2002 Option Plan that qualify as incentive stock options, as defined by the Internal Revenue Code of 1986, as amended (the Code), must have an exercise price of not less than the fair market value of Tempur-Pedic International’s common stock at the date of grant. Options granted under the 2002 Option Plan provided for vesting terms as determined by the Board of Directors at the time of grant, which are generally based on 4 years of continuous service. Options can be exercised up to 10 years from the grant date and up to 5 years from the grant date for any stockholders who own 10% or more of the total combined voting power of all shares of stock of Tempur-Pedic International.  Upon the exercise of all outstanding options under the 2002 Option Plan, Tempur-Pedic International will issue a maximum of 6,534 shares of common stock under the 2002 Option Plan, subject to certain adjustment provisions. In December 2003, the Board adopted a resolution that prohibited further grants being made under the 2002 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of options granted which are subject to SFAS 123R. The Company also used this pricing model for all periods prior to the adoption of SFAS 123R to disclose the pro forma information regarding net income and earnings per common share as required by SFAS 123.

The assumptions used in the Black-Scholes pricing model for the year ended December 31, 2007 and December 31, 2006 are set forth in the following table. Expected volatility is based on the historical volatility of Tempur-Pedic International’s common stock. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the expected yield of the option over the period during its contractual life.

	Year Ended
	December 31,
	2007	2006
Expected volatility range of stock	40 – 41%	40 – 43%
Expected life of option, range in years	2.0 – 5.0	1.5 – 6.1
Risk-free interest rate range	3.2 – 5.1%	3 – 4.8%
Expected dividend yield on stock	1.0 – 1.1%	0%

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

A summary of Tempur-Pedic International’s unvested shares as of December 31, 2007, and changes during the years-ended December 31, 2007 and 2006, are presented below:

	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2005	3,344	$2.96
Granted	2,192	6.75
Vested	(2,205)	1.83
Forfeited	(220)	6.83
Options unvested at December 31, 2006	3,111	$6.35
Granted	1,090	10.02
Vested	(1,108)	5.99
Forfeited	(111)	7.33
Options unvested at December 31, 2007	2,982	$7.67

A summary of stock options activity under the 2002 Option Plan and 2003 Plan for the year ended December 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	5,979	$5.17
Granted	2,192	15.67
Exercised	(1,997)	1.91
Terminated	(220)	7.62
Options outstanding at December 31, 2006	5,954	$10.03
Granted	1,090	26.71
Exercised	(2,331)	3.80
Terminated	(111)	16.29
Options outstanding at December 31, 2007	4,602	$17.10	8.37	$40,838
Options exercisable at December 31, 2007	1,620	$13.75	7.36	$11,509

The total intrinsic value of options exercised for the years ended December 31, 2007 and December 31, 2006 was $48,845 and $26,140, respectively.

The Black-Scholes pricing model amortizes compensation expense on a “straight-line” basis, and the expense is expected to be recognized over a weighted-average remaining period of 2.8 years. The total Black-Scholes value of shares vested during the years ended December 31, 2007 and December 31, 2006 was $4,996 and $4,675, respectively. For the years ended December 31, 2007 and 2006, the Company recognized $5,881 and $2,304, respectively, of stock-based compensation expense in General and administrative expenses and Selling and marketing expenses related to stock options granted under the 2003 Plan which were subject to SFAS 123R. As of December 31, 2007, there was $20,680 of unearned stock-based compensation expense related to these options. The future amortization of these unearned stock-based compensation costs will be $7,049 in 2008; $6,800 in 2009; $4,959 in 2010 and $1,872 in 2011.

The Company recorded $169, $1,106 and $2,883 of stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005, respectively, related to options granted under the 2002 Option Plan prior to the initial public offering in 2003 that have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The unearned stock-based compensation for these options has been amortized to compensation expense over their respective vesting term based on the “graded vesting” methodology and was fully amortized to compensation expense as of December 31, 2007.

For the years ended December 31, 2007 and 2006, the Company recognized $438 and $438 of stock-based compensation expense related to restricted stock units (RSUs). As of December 31, 2007, stock-based compensation expense related to RSU’s was fully amortized to compensation expense.

Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares, for the years ended December 31, 2007 and December 31, 2006, was $8,175 and $4,045, respectively.

 (7) Commitments and Contingencies

(a) Lease Commitments—The Company has various operating leases that call for annual rental payments due in equal monthly installments and a lease with a rent free occupancy period. The Company’s policy is to recognize expense for lease payment, including those with escalating provisions and rent free periods on a straight-line basis over the lease term. Operating lease expenses were $4,726; $4,926; and $3,578 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments at December 31, 2007 under these non-cancelable leases are as follows:

Year Ended December 31,
2008	$4,649
2009	4,436
2010	4,196
2011	3,974
2012	3,448
Thereafter	5,088
$25,791

(b) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of December 31, 2007.

(c) Securities Litigation—Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International’s stock between April 22, 2005 and September 19, 2005 (the "Securities Law Action").  These actions were consolidated, and a consolidated complaint was filed on February 27, 2006 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006 lead plaintiffs were permitted to file an amended complaint. The Company filed a motion to dismiss the Securities Law Action which has been fully briefed, and are now awaiting a decision on that motion. The plaintiffs seek compensatory damages, costs, fees and other relief within the Court’s discretion. The Company strongly believes that the Securities Law Action lacks merit, and intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Securities Law Action at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operations or liquidity.  Accordingly, the Company cannot make an estimate of the possible range of loss.

Derivative Complaints—On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International, purportedly derivatively on behalf of the Company (the Derivative Complaints).  The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International’s securities on the basis of material non-public information in 2005.  In addition, the Delaware Derivative Complaint asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above.  On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions. Although the Kentucky court action remains stayed, the Delaware court action stay was lifted by the Court and the plaintiffs filed an amended complaint on April 5, 2007. The Company responded by filing a motion to dismiss or stay the Delaware court action on April 19, 2007.  The Delaware court again stayed the Delaware action on February 6, 2008. Tempur-Pedic International is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of Tempur-Pedic International.  Tempur-Pedic International is in the process of evaluating these claims. Accordingly, the Company cannot make an estimate of the possible range of loss.

Antitrust Action—On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the “Antitrust Action”).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, the Company filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the Plaintiffs filed a “Motion to Alter or Amend Judgment,” which has been fully briefed. The Company continues to strongly believe that the Antitrust Action lacks merit, and intends to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operation. Accordingly, the Company cannot make an estimate of the possible range of loss.

The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse affect on its business, financial condition, liquidity, or operating results.

(8) Derivative Financial Instruments

The Company’s earnings, as a result of its global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect its results of operations and financial position. The Company protects a portion of its currency exchange exposure with foreign currency forward contracts.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings. The contracts had notional values of $10,775 and $16,777 as of December 31, 2007 and 2006, respectively. The contracts had fair values of $58 and $27 included in Other current assets and liabilities in the Consolidated Balance Sheets as of December 31, 2007 and 2006, respectively. Tempur-Pedic International also had foreign exchange (losses) gains on derivative financial instruments of $353, $1,155, and $(3,439) for the years ended December 31, 2007, 2006, and 2005, respectively.

(9) Income Taxes

Provision for Income Taxes—The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2007		2006		2005
	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes
Statutory U.S. federal income tax	$74,506	35.0%	$61,168	35.0%	$58,265	35.0%
State income taxes, net of federal benefit	6,777	3.2	3,034	1.7	2,029	1.2
Foreign tax differential	(9,109)	(4.3)	(6,443)	(3.7)	(4,033)	(2.4)
Change in valuation allowance	(2,474)	(1.1)	2,075	1.2	1,153	0.7
Foreign repatriation, net of foreign tax credits	—	—	—	—	6,263	3.8
Incentive stock options	—	—	(892)	(0.5)	(847)	(0.5)
Subpart F income and Section 956	3,211	1.5	2,250	1.3	2,644	1.6
Manufacturing deduction	(2,069)	(1.0)	(503)	(0.3)	(1,030)	(0.6)
Permanent and other	573	0.3	1,754	1.0	2,699	1.5
Effective income tax provision	$71,415	33.6%	$62,443	35.7%	$67,143	40.3%

Subpart F income represents interest and royalties earned by a foreign subsidiary as well as sales made by certain foreign subsidiaries outside of their country of incorporation. Under the Internal Revenue Code, such income is taxable to Tempur-Pedic International as if, in effect, earned directly by Tempur-Pedic International.

The following sets forth the amount of pre-tax income attributable to each of the Company’s operating segments for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
Pre-tax income	2007	2006	2005
Domestic	$104,640	$83,665	$71,092
International	108,234	91,100	95,380
Consolidated	$212,874	$174,765	$166,472

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007.  The Company did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2006	$8,432
Additions based on tax positions related to the current year	453
Additions for tax positions of prior years	167
Reductions for tax positions of prior years	(2,022)
Settlements	—
Balance as of December 31, 2007	$7,030

Of the $7,030 of unrecognized tax benefits, the entire amount would impact the effective income tax rate if recognized.  Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. During the years ended December 31, 2007, 2006 and 2005, the Company recognized approximately $197, $764 and $53 in interest and penalties, respectively.  The Company had approximately $1,015 and $818 of accrued interest and penalties at December 31, 2007 and 2006, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state/local or non-U.S. income tax examinations by tax authorities for years prior to 2003, 2003 and 2000, respectively.  On October 24, 2007, the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years. The tax assessment relates to the royalty paid by one of the Company’s U.S. subsidiaries to a subsidiary in Denmark, and the position taken by the Danish Tax authority could apply to subsequent years.  Management believes it has meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts. However, there is a reasonable possibility under FIN 48 that the amount of unrecognized tax benefits relating to this matter may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time. Additionally, the statute of limitations will expire on various federal, state/local or non-U.S, income tax returns by the end of 2008.  The Company anticipates it is reasonably possible a decrease in the amount of unrecognized tax benefits will be made as a result of the statute of limitations expiring on these returns.  The amount of the decrease will be immaterial.

At December 31, 2007, Tempur-Pedic International had undistributed earnings of $9,125 from its foreign subsidiaries determined under U.S. tax principles related to the period prior to the Tempur Acquisition. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $9,125 of undistributed earnings, as these earnings are considered indefinitely reinvested.

In addition, Tempur-Pedic International had undistributed earnings from its foreign subsidiaries determined under U.S. generally accepted accounting principles for the period from November 1, 2002 through December 31, 2007 of $197,628.  No provisions have been made for U.S. income taxes or foreign withholding taxes on the $197,628 of undistributed earnings, as these earnings are considered indefinitely reinvested. These undistributed earnings could become subject to U.S. income taxes and foreign withholding taxes (subject to a reduction for foreign tax credits) if these undistributed earnings were remitted as dividends, loaned to the U.S. parent company or a U.S. subsidiary, or if Tempur-Pedic International Inc. should sell its stock in the subsidiaries.

The Company’s foreign NOLs were $37,346 and $28,498 as of December 31, 2007 and 2006, respectively. These NOLs expire at various dates through 2017. The Company has established a valuation allowance for net operating loss carryforwards (NOLs) and certain other deferred tax assets related to certain foreign operations. During 2007, valuation allowances were eliminated totaling $4,640 against net operating loss carry forwards. Of this amount, $2,166 was a charge to goodwill as these valuation allowances related to periods prior to the acquisition of the Company in November 2002. Management eliminated certain of these valuation allowances in 2007 due to a history of earnings over the past three years along with with earnings projected in future years for which it is expected to be able to utilize these NOLs. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the remaining foreign NOLs and certain other timing differences related to some of its foreign operations.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, other than those related to some of its foreign operations as discussed above. However, there can be no assurance that such assets will be realized if circumstances change.

The Income tax provision includes federal, state, and foreign income taxes currently payable and those deferred or prepaid because of temporary differences between financial statement and tax bases of assets and liabilities. The Company records income taxes under the liability method. Under this method, deferred income taxes are recognized for the estimated future tax effects of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws.

The Income tax provision consisted of the following:

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$42,589	$37,818	$34,532
State	10,511	3,525	4,003
Foreign	27,276	24,928	29,438
Total current	80,376	66,271	67,973
Deferred
Federal	(4,469)	(6,680)	(1,565)
State	(308)	605	208
Foreign	(4,184)	2,247	527
Total deferred	(8,961)	(3,828)	(830)
Total Income tax provision	$71,415	$62,443	$67,143

The net deferred tax asset and liability recognized in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2007	2006
Deferred tax assets:
Inventories	$4,192	$4,862
Net operating losses	11,708	10,005
Property, plant and equipment	3,333	2,399
Accrued expenses and other	10,537	7,376
Total deferred tax assets	29,770	24,642
Valuation allowances	(8,779)	(12,662)
Total net deferred tax assets	20,991	11,980
Deferred tax liabilities:
Property, plant and equipment	(10,584)	(11,907)
Intangible assets	(25,265)	(26,645)
Accrued expenses and other	(2,602)	(2,440)
Inventories	(131)	(187)
Goodwill	(130)	46
Total deferred tax liabilities	(38,712)	(41,133)
Net deferred tax liabilities	$(17,721)	$(29,153)

 (10) Major Customers

The top five customers in the applicable period accounted for approximately 18%, 15% and 12% of the Company’s global sales for the years ended December 31, 2007, 2006 and 2005, respectively. The top five customers in the applicable period also accounted for approximately 23% and 18% of accounts receivable as of December 31, 2007 and 2006, respectively. The loss of one or more of these customers could negatively impact the Company.  The composition of our top 5 customers varies between the periods ended December 31, 2007, 2006 and 2005.

(11) Benefit Plan

A subsidiary of the Company has a defined contribution plan (the Plan) whereby eligible employees may contribute up to 15% of their pay subject to certain limitations as defined by the Plan. Employees are eligible to participate in the Plan after 90 days and are eligible to receive matching contributions upon one year of employment with the Company. The Plan provides a 100% match of the first 3% and 50% of the next 2% of eligible employee contributions. All matching contributions vest immediately. The Company incurred $813, $772, and $520 of expenses associated with the Plan for the years ended December 31, 2007, 2006 and 2005, respectively.

(12) Earnings Per Common Share

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income	$141,459	$112,322	$99,329
Denominator:
Denominator for basic earnings per common share—weighted average shares	79,831	84,922	98,012
Effect of dilutive securities:
Employee stock options and RSUs	1,425	2,608	4,132
Denominator for diluted earnings per common share—adjusted weighted average shares	81,256	87,530	102,144
Basic earnings per common share	$1.77	$1.32	$1.01
Diluted earnings per common share	$1.74	$1.28	$0.97

The Company excluded 9 and 515 and 395 shares issuable upon exercise of outstanding stock options for the years ended December 31, 2007, 2006 and 2005, respectively, from the Diluted earnings per common share computation since their exercise price was greater than the average market price of our common stock or if they were otherwise anti-dilutive.

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

The following table summarizes segment information:

	Year Ended December 31,
	2007	2006	2005
Net sales from external customers:
Domestic	$725,349	$621,781	$536,286
International	381,373	323,264	300,446
	$1,106,722	$945,045	$836,732
Inter-segment sales:
Domestic	$—	$—	$—
International	2,994	4,785	39,164
Intercompany eliminations	(2,994)	(4,785)	(39,164)
	$—	$—	$—
Operating income:
Domestic	$135,202	$116,063	$95,084
International	108,912	93,242	95,531
	$244,114	$209,305	$190,615
Depreciation and amortization (excluding stock-based compensation amortization):
Domestic	$22,326	$13,245	$12,377
International	11,088	11,583	12,622
	$33,414	$24,828	$24,999
Total assets:
Domestic	$608,346	$485,958	$407,304
International	339,757	322,816	301,465
Intercompany eliminations	(141,671)	(83,108)	(6,458)
	$806,432	$725,666	$702,311
Capital expenditures:
Domestic	$11,053	$32,053	$78,592
International	5,096	5,158	6,289
	$16,149	$37,211	$84,881

 During the course of normal operations, the Domestic segment purchases inventory from the Danish manufacturing facility. These purchases are included in the International segment as Intercompany sales. The Intercompany profits on these sales are eliminated from the International segment when the manufacturing profit in ending finished goods inventory is eliminated during the consolidation of the Company’s results. These manufacturing profits were $607, $1,310, and $15,832 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Quarterly results of operations for the years ended December 31, 2007 and 2006 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net sales	$266,032	$257,642	$294,094	$288,954
Gross profit	127,659	124,569	141,610	140,988
Operating income	53,754	55,130	67,549	67,681
Loss on debt extinguishment	—	(126)	—	—
Net income	29,780	32,931	38,818	39,930
Basic earnings per common share	$0.35	$0.40	$0.50	$0.53
Diluted earnings per common share	$0.35	$0.39	$0.49	$0.52
2006
Net sales	$228,586	$218,962	$240,917	$256,580
Gross profit	111,254	106,516	116,023	126,745
Operating income	47,065	47,225	53,721	61,294
Loss on debt extinguishment	—	—	—	(10,722)
Net income	26,893	26,112	28,863	30,454
Basic earnings per common share	$0.30	$0.31	$0.35	$0.37
Diluted earnings per common share	$0.29	$0.30	$0.34	$0.36

The sum of the quarterly earnings per common share amounts may not equal the annual amount reported because per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares. Our quarterly operating results fluctuate as a result of seasonal variations in our business

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
SCHEDULE II

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2005	$5,508	$2,666	$—	$(2,738)	$5,436
Year Ended December 31, 2006	$5,436	$3,464	$—	$(2,786)	$6,114
Year Ended December 31, 2007	$6,114	$5,997	$—	$(4,055)	$8,056