Form 10-Q
period 2008-04-28
TEMPUR PEDIC INTERNATIONAL INC
filed 2008-05-06
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐

(Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2008 was 74,673,553 shares.

 Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, the impact of the adoption of recently issued accounting pronouncements, the putative securities and antitrust class action lawsuits, related and other lawsuits and pending tax assessments, expand market share and attract sales from the standard mattress market, to expand business within established accounts and into under-penetrated markets, reduce costs and improve manufacturing productivity, the impact of net operating losses, the vertical integration of our business, our ability to source raw materials effectively, the development, rollout and market acceptance of new products, including our new product launch, increase in brand awareness, growth in our Healthcare segment, the impact of the macroeconomic environment on our business, expected sources of cash flow, the impact of the stock repurchase program and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

    There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under ITEM IA of Part II of this report and under the heading “Risk Factors” under ITEM 1A of Part 1 of our Form 10-K for the year ended December 31, 2007. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net sales	$247,222	$266,032
Cost of sales	139,141	138,373
Gross profit	108,081	127,659
Selling and marketing expenses	53,163	48,480
General and administrative expenses and other	25,585	25,425
Operating income	29,333	53,754

Other expense, net:
Interest expense, net	(7,691)	(6,861)
Other expense, net	(1,019)	(289)
Total other expense	(8,710)	(7,150)

Income before income taxes	20,623	46,604
Income tax provision	7,109	16,824
Net income	$13,514	$29,780

Earnings per common share:
Basic	$0.18	$0.35
Diluted	$0.18	$0.35

Cash dividend per common share	$0.08	$0.06

Weighted average common shares outstanding:
Basic	74,591	83,947
Diluted	75,188	85,775

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,567	$33,315
Accounts receivable, net	152,581	163,730
Inventories	112,001	106,533
Prepaid expenses and other current assets	15,116	11,133
Deferred income taxes	13,922	11,924
Total Current Assets	340,187	326,635

Property, plant and equipment, net	208,703	208,370
Goodwill	198,372	198,286
Other intangible assets, net	68,028	68,755
Deferred financing costs and other non-current assets, net	5,345	4,386
Total Assets	$820,635	$806,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$56,332	$56,206
Accrued expenses and other	65,102	66,080
Income taxes payable	1,350	4,060
Current portion of long-term debt	277	288
Total Current Liabilities	123,061	126,634

Long-term debt	596,792	601,756
Deferred income taxes	30,248	29,645
Other non-current liabilities	294	259
Total Liabilities	750,395	758,294

Commitments and contingencies—see Note 7

Stockholders’ Equity:
Common stock—$.01 par value; 300,000 shares authorized; 99,215 shares issued as of March 31, 2008 and December 31, 2007	992	992
Additional paid in capital	284,779	283,564
Retained earnings	249,313	241,812
Accumulated other comprehensive income	25,341	13,550
Treasury stock, at cost; 24,541 and 24,681 shares as of March 31, 2008 and December 31, 2007, respectively	(490,185)	(491,780)
Total Stockholders’ Equity	70,240	48,138

Total Liabilities and Stockholders’ Equity	$820,635	$806,432

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,514	$29,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,334	8,645
Amortization of deferred financing costs	185	287
Amortization of stock-based compensation	1,979	1,791
Allowance for doubtful accounts	985	2,129
Deferred income taxes	(1,158)	(2,082)
Foreign currency adjustments	1,156	301
Loss (gain) on sale of equipment and other	41	(26)
Changes in operating assets and liabilities:
Accounts receivable	14,304	(4,902)
Inventories	(2,252)	(11,286)
Prepaid expenses and other current assets	(4,583)	(11,339)
Accounts payable	(2,547)	8,655
Accrued expenses and other	(2,354)	3,212
Income taxes	(2,696)	12,576
Excess tax benefit from stock based compensation	(323)	(9,166)
Net cash provided by operating activities	24,585	28,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and other intellectual property	(182)	(258)
Purchases of property, plant and equipment	(2,793)	(2,430)
Acquisition of businesses	(1,498)	(1,005)
Proceeds from sale of equipment	37	24
Net cash used by investing activities	(4,436)	(3,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	7,221	77,571
Repayments of long-term revolving credit facility	(12,233)	(61,047)
Repayments of Series A Industrial Revenue Bonds	—	(1,920)
Repayments of long-term debt	(77)	(9,375)
Common stock issued, including reissuances of Treasury stock	498	5,294
Excess tax benefit from stock based compensation	323	9,166
Treasury stock purchased	—	(39,181)
Dividends paid to stockholders	(5,965)	(5,106)
Payments for deferred financing costs	(14)	(51)
Net cash used by financing activities	(10,247)	(24,649)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,350	729

Increase in cash and cash equivalents	13,252	986

CASH AND CASH EQUIVALENTS, beginning of period	33,315	15,788

CASH AND CASH EQUIVALENTS, end of period	$46,567	$16,774

Supplemental cash flow information:
Cash paid during the period for:
Interest	$7,589	$5,894
Income taxes, net of refunds	$10,737	$6,409

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

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and disclosures required by generally accepted accounting principles in the United States (U.S. GAAP) for complete financial statements. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K. The balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

    The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

    (b) Reclassifications—Certain prior period amounts have been reclassified to conform to the 2008 presentation including the presentation of  General and administrative and other expenses which includes Research and development expenses previously broken out separately in the Condensed Consolidated Statements of Income. These changes do not materially affect previously reported subtotals within the Consolidated Financial Statements for any previous period presented.

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

    The carrying value of Cash and cash equivalents, Accounts receivable, and Accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2005 Senior Credit Facility (as defined in Note (4)(b)) and under the Bonds (as defined in Note (4)(c)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

    (g) Cash and Cash Equivalents—Cash and cash equivalents consist of all investments with initial maturities of three months or less.

    (h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	March 31, 2008	December 31, 2007
Finished goods	$82,392	$75,692
Work-in-process	8,623	11,135
Raw materials and supplies	20,986	19,706
	$112,001	$106,533

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

    (j) Goodwill and Other Intangible Assets—Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Company performs an annual impairment test on all existing goodwill and other indefinite lived assets in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2007 and determined there were no indicators of impairment as of December 31, 2007. If facts and circumstances lead the Company’s management to believe goodwill or other indefinite lived assets may be impaired, the Company will evaluate the extent to which the related cost is recoverable by comparing the future discounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary.

    The following table summarizes information relating to the Company’s Other intangible assets:

		March 31, 2008			December 31, 2007
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$8,667	$7,333	$16,000	$8,267	$7,733
Patents & Other Trademarks	5-20	11,021	7,564	3,457	11,233	7,533	3,700
Customer database	5	4,923	4,381	542	4,868	4,334	534
Foam formula	10	3,700	2,004	1,696	3,700	1,912	1,788
Total		$90,644	$22,616	$68,028	$90,801	$22,046	$68,755

    Amortization expense relating to intangible assets for the Company was $611 and $1,034 for the three months ended March 31, 2008 and March 31, 2007, respectively.

    The changes in the carrying amount of Goodwill for the three months ended March 31, 2008 are as follows:

Balance as of December 31, 2007	$198,286
Goodwill acquired during the period	616
Foreign currency translation adjustments and other	(530)
Balance as of March 31, 2008	$198,372

    Goodwill as of March 31, 2008 and December 31, 2007 has been allocated to the Domestic and International segments as follows:

	March 31, 2008	December 31, 2007
Domestic	$89,929	$89,929
International	108,443	108,357
	$198,372	$198,286

    On February 1, 2008, the Company acquired its third party distributor in New Zealand. The total purchase price was approximately $1,438. The assets purchased were initially valued at approximately $948 and include inventory and fixed assets, among other assets. The remainder of the purchase price was allocated to Goodwill.

(k) Accrued Sales Returns— Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The level of sales returns differs by channel with the Direct channel typically experiencing the highest rate of return.  Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. The Company allows product returns up to 120 days following a sale through certain sales channels and on certain products. Accrued sales returns are included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

    The Company had the following activity for sales returns from December 31, 2007 to March 31, 2008:

Balance as of December 31, 2007	$5,463
Amounts accrued	12,616
Returns charged to accrual	(13,125)
Balance as of March 31, 2008	$4,954

    (l) Warranties—The Company provides a 20-year warranty for U.S. sales and a 15-year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are charged to operations in the period in which the related revenue is recognized. Warranties are included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

    The Company had the following activity for warranties from December 31, 2007 to March 31, 2008:

Balance as of December 31, 2007	$3,425
Amounts accrued	1,103
Warranties charged to accrual	(697)
Balance as of March 31, 2008	$3,831

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

    (n) Accumulated Other Comprehensive Income— The adjustment resulting from translating the financial statements of foreign subsidiaries is included in Accumulated other comprehensive income, a component of Stockholders’ Equity. As of March 31, 2008, Accumulated other comprehensive income was $25,341, which consists solely of foreign currency translation adjustments.

    (o) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. The Company extends volume discounts to certain customers and reflects these amounts as a reduction of Net sales. No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company regularly reviews the adequacy of its allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $8,294 and $8,056 as of March 31, 2008 and December 31, 2007, respectively.

    The Company reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling were approximately $2,589 and $3,038 for the three months ended March 31, 2008 and March 31, 2007, respectively.  Amounts included in Cost of sales for shipping and handling were approximately $20,665 and $20,497 for the three months ended March 31, 2008 and March 31, 2007, respectively.

    (p) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program. Advertising costs charged to expense were approximately $29,327 and $27,519 for the three months ended March 31, 2008 and March 31, 2007, respectively.  Advertising costs deferred and included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets were approximately $5,887 and $4,709 as of March 31, 2008 and December 31, 2007, respectively.

    (q) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred. Research and development costs charged to expense were approximately $1,833 and $1,115 for the three months ended March 31, 2008 and March 31, 2007, respectively.

    (r) Treasury Stock—The Board of Directors may authorize share repurchases of the Company’s common stock (Share Repurchase Authorizations). Share repurchases under these authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company, and a committee of the Board, deem appropriate. Shares repurchased under Share Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee stock option plans. Treasury shares are accounted for under the cost method and reported as a reduction of Stockholders’ Equity. Share Repurchase Authorizations may be suspended, limited or terminated at any time without notice.

    (s) Stock-Based Compensation—The Company accounts for share based payments as required by SFAS 123R “Share-Based Payment” (SFAS 123R). SFAS 123R requires compensation expense relating to share-based payments be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the vesting period of the equity award.

(2) Recently Issued Accounting Pronouncements

    In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements,” (SFAS 157) which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure about fair value measurements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings.  SFAS 157 requires the fair value of an asset or liability to be based on market-based measures which will reflect the credit risk of the company. In February 2008, the FASB released FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and liabilities until January 2009.  Effective January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities.  SFAS 157 does not require new fair value measurements.  The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results.

    SFAS 157 establishes a three-level hierarchy for fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

•	Level 1 – Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.
•
Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 – Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

    The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  At March 31, 2008, the Company had only foreign currency forward contracts recorded at fair value. The fair values of the foreign currency forward contracts were measured using significant other observable inputs (Level 3) and are valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to the contracts. The fair value of the Company’s foreign currency forward contracts was not material at March 31, 2008.

    In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (SFAS 141R), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is evaluating the potential impact of adopting SFAS 141(R), which is effective for fiscal years beginning after December 15, 2008.

(3) Property, Plant and Equipment

    Property, plant and equipment, net consists of the following:

	March 31, 2008	December 31, 2007
Land and buildings	$128,189	$123,973
Machinery and equipment, furniture and fixtures, and other	195,354	186,175
Construction in progress	6,887	7,210
	330,430	317,358
Total accumulated depreciation	(121,727)	(108,988)
	$208,703	$208,370

(4) Long-term Debt

 (a) Long-term Debt—Long-term debt for the Company consists of the following:

	March 31, 2008	December 31, 2007
2005 Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (3.71% and 5.86% as of March 31, 2008 and December 31, 2007, respectively), commitment through and due June 8, 2012	$538,000	$543,000

2005 Industrial Revenue Bonds:
Variable Rate Industrial Revenue Bonds Series 2005A, interest rate determined by remarketing agent not to exceed the lesser of (a) the highest rate under state law or (b) 12% per annum (2.70% and 5.10% as of March 31, 2008 and December 31, 2007, respectively), interest due monthly through and due September 1, 2030	57,785	57,785

Other:
Mortgage payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest at 4.0% to 5.1%	1,284	1,259
	597,069	602,044
Less: Current portion	(277)	(288)
Long-term debt	$596,792	$601,756

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

    The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of March 31, 2008.

    At March 31, 2008, the Company had a total of $640,000 of long-term revolving credit facilities under the 2005 Senior Credit Facility, which was comprised of the $615,000 Domestic Revolver and the $25,000 Foreign Revolver (collectively, the Revolvers). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $64,796 at March 31, 2008. After giving effect to letters of credit and $538,000 in borrowings under the Domestic Revolver, total availability under the Revolvers was $37,204 at March 31, 2008.

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

    Bernalillo County also agreed to issue up to $25,000 of Series 2005B Taxable Fixed Rate Industrial Revenue Bonds (the Series B Bonds, and collectively with the Series A Bonds, the Bonds). The Series B Bonds were sold to Tempur World LLC, are not secured by the letter of credit described above, and will be held by Tempur World, LLC, representing the Company’s equity in the Project. The Series B Bonds have a final maturity date of September 1, 2030. The interest rate on the Series B Bonds is fixed at 7.75%. On October 27, 2005, Tempur Production made an initial draw of $17,975 under the Series B Bonds, which was transferred to and used by Tempur World LLC to purchase Series B Bonds. On June 1, 2007, the Company requested an additional advance of $5,127 on the Series B Bonds. Proceeds of this draw were transferred to and used by Tempur World, LLC to purchase the additional Series B Bonds. Upon completion of this draw, the Company had a total of $23,103 outstanding under the Series B Bonds. No further advances are expected by the Company under the Series B Bonds. The Company has the right to offset the Series B Bonds against its investment in the Series B Bonds, and accordingly, the amounts have been recorded net in the accompanying Condensed Consolidated Balance Sheets.

    On October 27, 2005, Tempur Production transferred its interest in the Project to Bernalillo County, and Bernalillo County leased the Project back to Tempur Production on a long-term basis with the right to purchase the Project for one dollar when the Bonds are retired.  Pursuant to the lease agreement, Tempur Production will pay rent to Bernalillo County in an amount sufficient to pay debt service on the Bonds and certain fees and expenses.  The Bonds are not general obligations of Bernalillo County, but are special, limited obligations payable solely from bond proceeds, rent paid by Tempur Production under the lease agreement, and other revenues.  The substance of the transaction is that Bernalillo County issued the Bonds on behalf of Tempur Production.  Therefore, the Company has recorded the obligation as long-term debt of $57,785 in its Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007.

    On April 1, 2008, Tempur Production redeemed all outstanding Series A Bonds in the amount of $57,785.  The redemption price plus accrued interest was funded by a $58,000 borrowing under the Domestic Revolver. In connection with the redemption, the letter of credit supporting the Bonds was retired, resulting in no additional indebtedness outstanding under the 2005 Senior Credit Facility. The Company will record a pretax charged of $354 as a Loss on extinguishment of debt during the quarter ended June 30, 2008 related to the write-off of non-cash deferred financing fees.

(5) Stockholders’ Equity

    (a) Capital Stock—Tempur-Pedic International’s authorized shares of capital stock are 300,000 shares of common stock and 10,000 shares of preferred stock. Subject to preferences that may be applicable to any outstanding preferred stock, holders of the common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution, or winding up, the holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

    (b) Share Repurchase Programs—On January 25, 2007, the Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock. The Company repurchased 3,840 shares of the Company’s common stock for a total of $100,000 from the January 2007 authorization and completed purchases from this authorization in June 2007. On July 19, 2007, the Board of Directors approved an additional share repurchase authorization to repurchase up to $200,000 of the Company’s common stock. The Company repurchased 6,561 shares of the Company’s common stock for approximately $200,000 from the July 2007 authorization and completed purchases from the July 2007 authorization in September 2007. On October 16, 2007, the Board of Directors authorized an additional share repurchase authorization of up to $300,000 of the Company’s common stock. Under the existing share repurchase authorization, the Company has $280,100 available for repurchase as of March 31, 2008.  No shares were repurchased during the first quarter of 2008. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company and a committee of the Board deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

(6) Stock-Based Compensation

    The Company applies the provisions of SFAS 123R which establishes the accounting for employee stock-based awards. The Company currently has three stock-based compensation plans: the 2002 Option Plan (the 2002 Plan), the 2003 Equity Incentive Plan (the 2003 Plan) and the 2003 Employee Stock Purchase Plan (the ESPP) which are described under the caption “Stock-based Compensation” in the notes to the Consolidated Financial Statements of the Company’s Form 10-K for the year ended December 31, 2007.

    The Company granted new options to purchase 127 shares of common stock during the three months ending March 31, 2008. The Company recognized compensation expense of $82 associated with the 2008 grants during the three months ended March 31, 2008. The Company granted new options to purchase 225 shares of common stock during the three months ending March 31, 2007. The Company recognized compensation expense of approximately $72 associated with the 2007 grants during the three months ended March 31, 2007. As of March 31, 2008, there was $894 of unrecognized compensation expense associated with the options granted in 2008, which is expected to be recorded over the weighted average remaining vesting period of 3.8 years. The options granted in the three months ended March 31, 2008 had a weighted average grant-date fair value of $7.01 per option, as determined by the Black-Scholes option pricing model using the following assumptions:

Expected volatility of stock	40 – 41%
Expected life of options, in years	2.0 – 5.0
Risk-free interest rate	2.4 – 3.1%
Expected dividend yield on stock	1.4 – 2.0%

    The Company recorded $1,979 and $1,791 of total stock-based compensation expense for the three months ended March 31, 2008 and March 31, 2007, respectively.

 (7) Commitments and Contingencies

    (a) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of March 31, 2008.

    (b) Securities Litigation—Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International’s stock between April 22, 2005 and September 19, 2005 (the "Securities Law Action").  These actions were consolidated, and a consolidated complaint was filed on February 27, 2006 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006 lead plaintiffs were permitted to file an amended complaint. The Company filed a Motion to Dismiss the Securities Law Action and on March 28, 2008, the Court granted that motion, dismissing all claims in the case with prejudice. The Court also entered final judgment in favor of the Company and all other defendants on March 28, 2008. The plaintiffs filed a notice of appeal from that judgment on April 24, 2008. The Company continues to strongly believe that the Securities Law Action lacks merit, and intends to continue to defend against these claims as necessary. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Securities Law Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations. Accordingly, the Company cannot make an estimate of the possible range of loss.

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

    Antitrust Action—On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the “Antitrust Action”).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, the Company filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the Plaintiffs filed a “Motion to Alter or Amend Judgment,” which has been fully briefed. On May 1, 2008, that motion was denied. The deadline for plantiffs to appeal the judgement is June 2, 2008. The Company continues to strongly believe that the Antitrust Action lacks merit, and intends to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operation. Accordingly, the Company cannot make an estimate of the possible range of loss.

    The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse affect on its business, financial condition, liquidity, or operating results.

(8) Income Taxes

    The Company’s effective tax rate for the three months ended March 31, 2008 was 34.5%.  For the same period in 2007, the effective tax rate was 36.1%. The decrease in the effective tax rate is primarily attributable to reduced local statutory tax rates in various foreign jurisdictions.

    Reconciling items between the federal statutory income tax rate of 35.0% and the effective tax rate include certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, foreign income currently taxable in the U.S., the production activities deduction, and certain other permanent differences.

    At March 31, 2008, Tempur-Pedic International had undistributed earnings of $10,076 from its foreign subsidiaries determined under U.S. tax principles as of November 1, 2002 related to the period prior to the acquisition of Tempur World, Inc. by Tempur-Pedic International translated into U.S. dollars at the applicable exchange rate on March 31, 2008. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $10,076 of undistributed earnings, as these earnings are considered indefinitely reinvested. In addition, Tempur-Pedic International had remaining undistributed earnings from its foreign subsidiaries determined under U.S. GAAP for the period from November 1, 2002 through March 31, 2008 of $205,524.  No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $205,524 of undistributed earnings, as these earnings are considered indefinitely reinvested.

    On October 24, 2007, the Company received income tax assessments from the Danish Tax Authority with respect to 2001, 2002 and 2003 tax years.  The tax assessments relate to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to Tempur-Pedic International’s Danish subsidiary.  The Danish Tax Authority believes the amount of the royalty should have been at a higher rate than was actually paid and this position could apply to all subsequent years.  On January 23, 2008 the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (“Bilateral APA”) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the U.S. Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  The Company is preparing a formal Bilateral APA application and supporting analyses for filing with the IRS and the Danish Tax Authority.  The Company currently believes it has meritorious defenses to the assessments and will reactivate the litigation regarding the assessments in the Danish courts if an agreement cannot be reached through the Bilateral APA process.  However, there is a reasonable possibility that the amount of unrecognized tax benefits relating to this matter may change during the next 12 months.  An estimate of the amount of such change cannot be made at this time.  There have been no significant changes to the status of any other tax examinations during the quarter ended March 31, 2008.

    With a few exceptions, the Company is no longer subject to U.S. federal, state/local, or non-U.S. income tax examinations by tax authorities for years prior to 2004, 2003 and 2000, respectively.

(9) Earnings Per Common Share
	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income	$13,514	$29,780

Denominator:
Denominator for basic earnings per common share- weighted average shares	74,591	83,947
Effect of dilutive securities:
Employee stock options	597	1,828
Denominator for basic earnings per common share-adjusted weighted average shares	75,188	85,775

Basic earnings per common share	$0.18	$0.35

Diluted earnings per common share	$0.18	$0.35

    The Company excluded 2,104 and 103 shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2008 and 2007, respectively, from Diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or if they were otherwise anti-dilutive.

(10) Business Segment Information

    The Company operates in two business segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Domestic segment consists of the two U.S. manufacturing facilities, whose customers include the U.S. distribution subsidiary and in certain third party distributors in North America. The International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the Domestic segment. The Company evaluates segment performance based on Net sales and Operating income. Certain prior period amounts have been reclassified to conform to 2008 presentation. The reclassifications relate to the Company’s corporate office operating expenses and certain amounts for goodwill and other assets that are carried at the holding company level which are included in the Domestic operating segment.

    The following table summarizes Total assets by segment:

	March 31,	December 31,
	2008	2007
Total assets:
Domestic	$607,350	$608,346
International	359,612	339,757
Intercompany eliminations	(146,327)	(141,671)
	$820,635	$806,432

    The following tables summarize other segment information:

	Three Months Ended
	March 31,
	2008	2007
Net sales from external customers:
Domestic	$147,918	$175,478
International	99,304	90,554
	$247,222	$266,032

Inter-segment sales:
Domestic	$—	$—
International	659	964
Intercompany eliminations	(659)	(964)
	$—	$—

Operating income:
Domestic	$3,737	$29,374
International	25,596	24,380
	$29,333	$53,754

Depreciation and amortization (excluding stock-based compensation amortization):
Domestic	$5,606	$5,681
International	2,728	2,964
	$8,334	$8,645

    The following table sets forth Net sales by significant product group:

	Three Months Ended March 31,
	2008	2007
Mattresses	$168,050	$185,007
Pillows	31,616	34,877
All other	47,556	46,148
	$247,222	$266,032
(11) Restructuring Activities

    During the quarter ended March 31, 2008 the Company reduced headcount in the U.S. and as a result, recorded a charge of approximately $600 relating to one time employee termination costs.

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

Executive Overview

    General—We are the leading manufacturer, marketer and distributor of premium mattresses and pillows which we sell in approximately 80 countries globally under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary pressure-relieving TEMPUR® material is temperature sensitive, has a high density and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

    Business Segment Information—We have two reportable business segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The Domestic operating segment consists of our U.S. manufacturing facilities, whose customers include our U.S. distribution subsidiary and certain third party distributors in North America. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Domestic operating segment. We evaluate segment performance based on Net sales and Operating income. For the purpose of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, our Corporate office operating expenses and certain amounts for goodwill and other assets that are carried at the holding company level are included in the Domestic operating segment.

Strategy and Outlook

    We believe we are the industry leader in terms of profitability, and our long-term goal is also to become the world’s largest bedding company in terms of revenue. In order to achieve this goal, we expect to continue to pursue certain key strategies in 2008:

•	Maintain our focus on premium mattresses and pillows and to regularly introduce new products.

•	Invest in increasing our global brand awareness through targeted marketing and advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	Extend our presence and improve our account productivity in both the Domestic and International Retail segments.
•	Invest in our operating infrastructure to meet the requirements of our growing business, including investments in our research and development capabilities.

Results of Operations

           A summary of our results for the three months ended March 31, 2008 includes the following:

•	Earnings per share (EPS) decreased to $0.18 per diluted common share in the first quarter of 2008 as compared to $0.35 per diluted common share in the first quarter of 2007.

•
Net sales declined 7.1% to $247.2 million in the first quarter of 2008 from $266.0 million in the first quarter of 2007. Net sales in the Domestic segment declined 15.7%, while International segment Net sales increased 9.7%. On a constant currency basis, International segment Net sales decreased 2.6%.

•	The Company generated $24.6 million of cash from operating activities, compared to $28.6 million for the first quarter of 2007.

($ in millions, except earnings per share)	Three Months Ended March 31,
	2008		2007
Net sales	$247.2	100%	$266.0	100%
Cost of sales	139.1	56.3	138.3	52.0

Gross profit	108.1	43.7	127.7	48.0
Selling and marketing expenses	53.1	21.5	48.5	18.2
General and administrative expenses and other	25.7	10.3	25.4	9.6

Operating income	29.3	11.9	53.8	20.2

Interest expense, net	(7.7)	(3.1)	(6.9)	(2.6)
Other expense, net	(1.0)	(0.4)	(0.3)	(0.1)

Income before income taxes	20.6	8.4	46.6	17.5
Income tax provision	7.1	2.9	16.8	6.3
Net income	$13.5	5.5%	$29.8	11.2%

Earnings per common share:
Basic	$0.18		$0.35
Diluted	$0.18		$0.35

Cash dividend per common share	$0.08		$0.06

Weighted average common shares outstanding, in thousands:
Basic	74,591		83,947
Diluted	75,188		85,775

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

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

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(Millions)	2008	2007	2008	2007	2008	2007
Retail	$207.9	$219.0	$129.1	$150.0	$78.8	$69.0
Direct	12.8	21.8	10.7	19.3	2.1	2.5
Healthcare	12.2	11.7	3.8	3.2	8.4	8.5
Third Party	14.3	13.5	4.3	3.0	10.0	10.5
	$247.2	$266.0	$147.9	$175.5	$99.3	$90.5

A summary of Net sales by product is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(Millions)	2008	2007	2008	2007	2008	2007
Net sales:
Mattresses	$168.1	$185.0	$106.9	$130.5	$61.2	$54.5
Pillows	31.6	35.0	13.1	15.7	18.5	19.3
Other	47.5	46.0	27.9	29.3	19.6	16.7
	$247.2	$266.0	$147.9	$175.5	$99.3	$90.5

    Net sales. Net sales for the three months ended March 31, 2008 decreased to $247.2 million from $266.0 million for the same period in 2007, a decrease of $18.8 million, or 7.1%. The primary area of sales weakness was in the U.S. The U.S. macroeconomic environment deteriorated during the quarter, which contributed to what we believe to be a slowdown in the mattress industry. Consolidated Mattress sales decreased $17.0 million, or 9.2%.  For the three months ended March 31, 2008, our Retail channel Net sales decreased to $207.9 million from $219.0 million for the same period in 2007, a decrease of $11.1 million, or 5.1%.

    Consolidated pillow sales decreased approximately $3.3 million, or 9.4%, from the first quarter of 2007, primarily in the Domestic segment. This decrease was primarily related to the slowdown in the U.S. economy. Consolidated Other, which includes adjustable bedbases, foundations and other related products, increased $1.4 million, or 3.1%.  This increase was driven by our increased focus on adjustable bed base attach rates across the world, which are improving despite the economic environment.

    Domestic. Domestic Net sales for the three months ended March 31, 2008 decreased to $147.9 million from $175.5 million for the same period in 2007, a decrease of $27.6 million, or 15.7%. Our Domestic Retail channel contributed $129.1 million in Net sales for the three months ended March 31, 2008 for a decrease of $20.9 million, or 13.9%, for the same period in 2007. We believe that the macroeconomic environment impacted our Domestic Retail channel during the first quarter. We believe that traffic in our Domestic Retail channel was slower, and that many consumers are deferring high-end product purchases. As a result, domestic mattress sales in the first quarter of 2008 decreased $23.6 million, or 18.1%, over the same period in 2007. Pillow sales decreased $2.7 million, or 16.9%. Net sales in the Direct channel decreased by $8.6 million, or 44.7%. We believe that the macroeconomic environment also negatively impacted Net sales in the Direct channel. Our Healthcare channel Net sales increased by $0.7 million, or 20.5%, related to strategic relationships with healthcare companies who market joint product offerings through their established distribution networks.

    International. International Net sales for the three months ended March 31, 2008 increased to $99.3 million from $90.5 million for the same period in 2007, an increase of $8.8 million, or 9.7%. The increase was driven by favorable foreign exchange rates. On a constant currency basis, our International sales declined approximately 2.6%. Our International segment was primarily impacted by macroeconomic factors in certain key European markets. The International Retail channel increased $9.8 million, or 14.2%, for the three months ended March 31, 2008. Our Direct channel sales decreased 15.9%. Additionally, Third party Net sales decreased 5.3% and the Healthcare channel Net sales decreased 1.3%.  International mattress sales in the first quarter of 2008 increased $6.6 million, or 12.2%, over the first quarter of 2007. Pillow sales for the first quarter of 2008 decreased $0.6 million, or 3.1%, as compared to the first quarter of 2007.

    Gross profit. Gross profit for the three months ended March 31, 2008 decreased to $108.1 million from $127.7 million for the same period in 2007, a decrease of $19.6 million, or 15.3%. Several factors impacted our Gross profit margin during the quarter. These factors are identified and discussed below in the respective segment discussions.

    Domestic. Domestic Gross profit for the three months ended March 31, 2008 decreased to $53.6 million from $75.5 million for the same period in 2007, a decrease of $21.8 million, or 28.9%.  The Gross profit margin in our Domestic segment was 36.3% and 43.0% for the three months ended March 31, 2008 and March 31, 2007, respectively. For the three months ended March 31, 2008, the Gross profit margin for our Domestic segment was impacted by lower than anticipated sales, an inflationary cost environment and higher sales returns. The combination of declines in the Direct channel, raw material cost inflation and lower volumes resulted in a lower gross profit margin.  Domestic Cost of sales for the three months ended March 31, 2008 decreased to $94.3 million from $100.0 million for the same period in 2007, a decrease of $5.7 million, or 5.7%.

    International. International Gross profit for the three months ended March 31, 2008 increased to $54.5 million from $52.2 million for the same period in 2007, an increase of $2.3 million, or 4.3%. The Gross profit margin in our International segment was 54.8% and 57.6% for the three months ended March 31, 2008 and March 31, 2007, respectively. The Gross profit margin for our International segment was primarily impacted by an inflationary cost environment. Our International Cost of sales for the three months ended March 31, 2008 increased to $44.9 million from $38.3 million for the same period in 2007, an increase of $6.5 million, or 16.9%.

    Selling and marketing expenses. Selling and marketing expenses include advertising and media production; other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials; and sales force compensation and customer service. We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. In the first quarter of 2008, Selling and marketing expenses increased to $53.1 million for the three months ended March 31, 2008 as compared to $48.5 million for the three months ended March 31, 2007. Selling and marketing expenses as a percentage of Net sales were 21.5% and 18.2% for the three months ended March 31, 2008 and March 31, 2007, respectively. When sales trends deteriorated during the three months ended March 31, 2008, much of our cost structure was in place and we were unable to take actions to reduce our selling and marketing costs to match our reduced sales levels. We have taken actions to align Selling and marketing expenses with the revised sales expectations.

    General and administrative and other expenses. General and administrative expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new product developments. General and administrative and other expenses increased to $25.7 million for the three months ended March 31, 2008 as compared to $25.4 million for the three months ended March 31, 2007, an increase of $0.2 million, or 0.6%. General and administrative and other expenses included a one time charge for restructuring related to headcount reductions for the three months ended March 31, 2008. General and administrative and other expenses as a percentage of Net sales was 10.3% and 9.6% for the three months ended March 31, 2008 and March 31, 2007, respectively. When sales trends deteriorated during the quarter ended March 31, 2008, much of our cost structure was in place and we were unable to take actions to reduce our General and administrative and other expenses to reflect our revised sales levels. We have taken actions to align General and administrative and other expenses with revised sales expectations.

    Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, increased to $7.7 million for the three months ended March 31, 2008, as compared to $6.9 million for the three months ended March 31, 2007, an increase of $0.8 million, or 12.1%. The increase in interest expense is primarily attributable to the increase in our total Long-term debt levels partially offset by a decreases in our interest rates.

    Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations. Our effective income tax rates for the three months ended March 31, 2008 and for the three months ended March 31, 2007 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses and the production activities deduction.

    Our effective tax rate for the three months ended March 31, 2008 was 34.5%.  For the same period in 2007, the effective tax rate was 36.1%.   The decrease in the effective tax rate is primarily attributable to recent reductions in statutory tax rates in certain taxing jurisdictions.

    On October 24, 2007, we received income tax assessments from the Danish Tax Authority with respect to 2001, 2002 and 2003 tax years.  The tax assessments relate to the royalty paid by one of our U.S. companies to our Danish subsidiary.  The Danish Tax Authority believes the amount of the royalty should have been at a higher rate than was actually paid and this position could apply to all subsequent years.  On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  We are preparing a formal Bilateral APA application and supporting analyses for filing with the IRS and the Danish Tax Authority.  We currently believe that we have meritorious defenses to the assessments and will reactivate our litigation regarding the assessments in the Danish courts if an agreement cannot be reached through the Bilateral APA process.  However, there is a reasonable possibility that the amount of unrecognized tax benefits relating to this matter may change during the next 12 months.  An estimate of the amount of such change cannot be made at this time.  There have been no significant changes to the status of any other unrecognized tax benefits during the quarter ended March 31, 2008.

Liquidity and Capital Resources

Liquidity

    Our principal sources of funds are cash flows from operations and borrowings. Our principal uses of funds consist of capital expenditures, payments of principal and interest on our debt facilities, payments of dividends to our shareholders and share repurchases from time to time pursuant to a share repurchase program. At March 31, 2008, we had working capital of $217.1 million including Cash and cash equivalents of $46.6 million as compared to working capital of $200.0 million including $33.3 million in Cash and cash equivalents as of December 31, 2007. Working capital increased 8.6% as of March 31, 2008 compared to December 31, 2007, primarily related to the increase in Inventories.

    Our cash flow from operations decreased to $24.6 million for the three months ended March 31, 2008 as compared to $28.6 million for the three months ended March 31, 2007. The decrease in operating cash flow for the period ending March 31, 2008, was primarily a result of decreased Net income offset by favorable changes in certain working capital accounts, primarily Accounts receivable. For the three months ended March 31, 2008 inventory levels resulted in cash outflow of $2.3 million. The increase inventory levels are a result of lower than expected sales.  Inventories are expected to be a source of cash in the second quarter assuming our expectations for sales trends are correct. We also plan to improve Accounts receivable days outstanding and Accounts payable days outstanding.

    Net cash used in investing activities increased to $4.4 million for the three months ended March 31, 2008 as compared to $3.7 million for the three months ended March 31, 2007, an increase of $0.8 million. The increase is primarily related to increased capital expenditures and the acquisition of our former third party distributor in New Zealand.

    Cash flow used by financing activities was $10.2 million for the three months ended March 31, 2008 as compared to $24.6 million for the three months ended March 31, 2007, representing a decrease in cash flow used of $14.4 million. The decrease is primarily related to a decrease in shares purchased under our share repurchase program offset by $10.4 million in repayments, net of borrowings, in 2008.

Capital Expenditures

    Capital expenditures totaled $2.8 million for the three months ended March 31, 2008 and $2.4 million for the three months ended March 31, 2007. We currently expect our 2008 capital expenditures to be $14 million versus our prior forecast of $20 million. As part of our actions to align operating expenses with revised sales expectations, we also evaluated our capital expenditure budget and deferred or eliminated certain non-critical projects.

Debt Service

    Our long-term debt decreased to $596.8 million as of March 31, 2008 from $601.8 million as of December 31, 2007.

    On April 1, 2008, Tempur Production redeemed all outstanding Series A Bonds in the amount of $57.8 million.  The redemption price plus accrued interest was funded by a $58.0 million borrowing under the Domestic Revolver. In connection with the redemption, the letter of credit supporting the Bonds was retired, resulting in no additional indebtedness outstanding under the 2005 Senior Credit Facility. We will record a pretax charge of $0.3 million as a Loss on extinguishment of debt during the quarter ended June 30, 2008 related to the write-off of non-cash deferred financing fees.

    The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio.

Stockholders’ Equity

    Share Repurchase Program— On January 25, 2007, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. We repurchased 3,840,485 shares of our common stock for a total of $100.0 million from the January 2007 authorization and completed purchases from this authorization in June 2007. On July 19, 2007, our Board of Directors approved an additional share repurchase authorization to repurchase up to $200.0 million of our common stock. We repurchased 6,561,489 shares of our common stock for approximately $200.0 million from the July 2007 authorization and completed purchases from the July 2007 authorization in September 2007. On October 16, 2007, our Board of Directors authorized an additional share repurchase authorization of up to $300.0 million of our common stock. Under the existing share repurchase authorization, we have $280.1 million available for repurchase as of March 31, 2008.  No shares were repurchased during the first quarter of 2008. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as we deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

    Dividend Program— In the first quarter of 2007, our Board of Directors approved an annual cash dividend of $0.24 per common share annually, to be paid in quarterly installments to the owners of our common stock. In the second quarter of 2007, our Board of Directors increased the quarterly dividend to $0.08 per common share. Our Board declared a first quarter 2008 dividend of $0.08 per common share that was distributed on March 14, 2008 to stockholders of record as of February 27, 2008. This annual cash dividend program may be limited, suspended, or terminated at any time without prior notice.

Factors That May Affect Future Performance

General Business and Economic Conditions – Our business may be affected by general business and economic conditions that could have an impact on demand for our products. The U.S. macroeconomic environment deteriorated during the quarter and contributed to what we believe is a slowdown in the mattress industry. In addition, our international segment experienced weakening consumer trends in several European markets.

Managing Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $1,106.7 million in 2007 and $247.2 million for the three months ended March 31, 2008. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in increased production capacity, enhanced operating and financial infrastructure and information systems and continued expansion of the human resources in our operations. Our expenditures for advertising and other marketing-related activities are made as advertising rates are favorable to us, as the continued growth in the business allows us the ability to invest in building our brand, but may be affected by lower than planned sales or an inflationary cost environment.

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

Our ability to take market share also depends on our ability to successfully launch new products. In the past, we have seen retailers and consumers respond well to our new product development and technological superiority. Over the next few quarters, we will begin the most extensive new product launch in our history. This launch will include new mattress models, advanced technological innovations and new pillow concepts as well as an upgrade to the most widely distributed mattress model in our lineup.

In addition, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business by expanding our sales force as necessary and extending our product line. Expansion gives our salespeople fewer stores to call on, resulting in more time spent with each retail location so they can work with each retailer on merchandising, training and educating retail associates about the benefits of our products. Additionally, by extending our product line, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts provides for continued growth opportunities and market share gains.

Expanding distribution into new stores is also a source of growth opportunities. Our products are currently sold in approximately 6,450 furniture and bedding retail stores in the U.S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 7,000 to 8,000 over time. Our products are also sold in approximately 5,060 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

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

    Financial Leverage—As of March 31, 2008, we had $597.1 million of total Long-term debt outstanding, and our Stockholders’ Equity was $70.2 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. We believe that operating margins driven by Net sales resulting from volume and price, productivity improvements and cost containment activities will enable us to continue to de-leverage. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our 2005 Senior Credit Facility.

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

Critical Accounting Policies and Estimates

    For a discussion of our critical accounting policies and estimates, see “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies and estimates in 2008.

Impact of Recently Issued Accounting Pronouncements

    See Note 2 in the Notes to Condensed Consolidated Financial Statements in ITEM 1under Part I of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

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

    We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at March 31, 2008, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. Dollar, is less than $0.1 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

    We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

    We are exposed to changes in interest rates. Our 2005 Senior Credit Facility is variable-rate debt.

    Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On March 31, 2008, we had variable-rate debt of approximately $595.8 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $6.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

    During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

    Securities Law Action—Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International’s stock between April 22, 2005 and September 19, 2005 (the "Securities Law Action").  These actions were consolidated, and a consolidated complaint was filed on February 27, 2006 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs allege that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006 lead plaintiffs were permitted to file an amended complaint. The Company filed a Motion to Dismiss the Securities Law Action and on March 28, 2008, the Court granted that motion, dismissing all claims in the case with prejudice. The Court also entered final judgment in favor of the Company and all other defendants on March 28, 2008. The plaintiffs filed a notice of appeal from that judgment on April 24, 2008. The Company continues to strongly believe that the Securities Law Action lacks merit, and intends to continue to defend against these claims as necessary. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Securities Law Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operations. Accordingly, the Company cannot make an estimate of the possible range of loss.

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

Antitrust Action – On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the “Antitrust Action”).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, we filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the Plaintiffs filed a “Motion to Alter or Amend Judgment,” which has been fully briefed. On May 1, 2008, that motion was denied. The deadline for plantiffs to appeal the judgment is June 2, 2008. We continue to strongly believe that the Antitrust Action lacks merit, and intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operation. Accordingly, we cannot make an estimate of the possible ranges of loss.

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

We currently conduct international operations in approximately 80 countries, and we continue to pursue additional international opportunities. We generated approximately 40.2% of our Net sales from non-U.S. operations during the three months ended March 31, 2008. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, and labor issues.

    On October 24, 2007, the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of our U.S. subsidiaries to our Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  We are preparing a formal Bilateral APA application and supporting analyses for filing with the IRS and the Danish Tax Authority. Management is currently evaluating the assessment.  The Company believes it has meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts.  However, there is a reasonable possibility under FIN 48 that the amount of unrecognized tax benefits relating to this matter may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

An increase in our product return rates or an inadequacy in our warranty reserves could reduce our liquidity and profitability.

Part of our Domestic marketing and advertising strategy in certain Domestic channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the three months ended March 31, 2008, we had approximately $11.4 million in returns for a return rate of approximately 6.5% of our Net sales in the U.S. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited, pro-rata 20-year warranty on mattresses sold in the U.S. and a limited 15-year warranty on mattresses sold outside of the U.S. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows.

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

    As of March 31, 2008, we had $597.1 million in total Long-term debt outstanding. In addition, as of March 31, 2008, our Stockholders’ Equity was $70.2 million. Between October 2005 and March 31, 2008, we repurchased a total of $540.0 million in common stock pursuant to stock repurchase authorizations authorized by our Board of Directors. We funded the repurchase in part through borrowings under our 2005 Senior Credit Facility, which has substantially increased our leverage.

Our Board of Directors may authorize additional share repurchases in the future and we may fund these repurchases with debt. On February 19, 2008 our Board of Directors declared a first quarter 2008 dividend to stockholders of record as of February 27, 2008, which was distrubted on March 14, 2008.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

10.1		Amended and Restated Employment and Noncompetition Agreement dated as of March 5, 2008 between Tempur-Pedic International Inc. and Dale E. Williams. (1)

10.2		Stock Option Agreement dated February 5, 2008 between Tempur-Pedic International Inc. and Richard Anderson.

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC.
(Registrant)

Date: May 6, 2008	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President, Chief Financial Officer,
and Secretary