Form 10-Q
period 2008-06-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2008-08-01
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2008 was 74,833,091 shares.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, the impact of the adoption of recently issued accounting pronouncements, the antitrust class action lawsuit and other lawsuits and pending tax assessments, statements relating to the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market, expand business within established accounts and into under-penetrated markets, reduce costs and improve manufacturing productivity, the impact of net operating losses, the vertical integration of our business, our ability to source raw materials effectively, the development, rollout and market acceptance of new products, our ability to further invest in the business and in brand awareness, growth in our Healthcare segment, the impact of the macroeconomic environment in both the U.S. and internationally on sales, expected sources of cash flow, our ability to effectively manage cash and our debt/leverage ratio and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$238,661	$257,642	$485,883	$523,674
Cost of sales	132,645	133,073	271,786	271,446
Gross profit	106,016	124,569	214,097	252,228
Selling and marketing expenses	44,787	47,320	97,950	95,800
General, administrative and other expenses	24,910	22,119	50,495	47,544
Operating income	36,319	55,130	65,652	108,884

Other expense, net:
Interest expense, net	(5,645)	(6,272)	(13,336)	(13,133)
Other expense, net	(72)	(214)	(1,091)	(503)
Total other expense	(5,717)	(6,486)	(14,427)	(13,636)

Income before income taxes	30,602	48,644	51,225	95,248
Income tax provision	10,374	15,713	17,483	32,537
Net income	$20,228	$32,931	$33,742	$62,711

Earnings per common share:
Basic	$0.27	$0.40	$0.45	$0.75
Diluted	$0.27	$0.39	$0.45	$0.74

Cash dividend per common share	$0.08	$0.08	$0.16	0.14

Weighted average common shares outstanding:
Basic	74,740	82,963	74,665	83,452
Diluted	74,931	84,222	74,872	85,041

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$68,353	$33,315
Accounts receivable, net	132,555	163,730
Inventories	93,520	106,533
Prepaid expenses and other current assets	14,320	11,133
Deferred income taxes	13,978	11,924
Total Current Assets	322,726	326,635

Property, plant and equipment, net	203,709	208,370
Goodwill	198,877	198,286
Other intangible assets, net	67,774	68,755
Deferred financing costs and other non-current assets	5,104	4,386
Total Assets	$798,190	$806,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$53,019	$56,206
Accrued expenses and other	65,148	66,080
Income taxes payable	6,318	4,060
Current portion of long-term debt	—	288
Total Current Liabilities	124,485	126,634

Long-term debt	556,500	601,756
Deferred income taxes	30,059	29,645
Other non-current liabilities	1,436	259
Total Liabilities	712,480	758,294

Commitments and contingencies—see Note 9

Stockholders’ Equity:
Common stock—$.01 par value; 300,000 shares authorized; 99,215 shares issued as of June 30, 2008 and December 31, 2007	992	992
Additional paid in capital	287,146	283,564
Retained earnings	262,283	241,812
Accumulated other comprehensive income	24,294	13,550
Treasury stock, at cost; 24,436 and 24,681 shares as of June 30, 2008 and December 31, 2007, respectively	(489,005)	(491,780)
Total Stockholders’ Equity	85,710	48,138

Total Liabilities and Stockholders’ Equity	$798,190	$806,432

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,742	$62,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,685	16,870
Amortization of deferred financing costs	714	667
Amortization of stock-based compensation	4,041	3,380
Allowance for doubtful accounts	3,439	3,508
Deferred income taxes	(958)	(1,426)
Foreign currency adjustments	524	535
Loss (gain) on sale of equipment and other	345	(37)
Changes in operating assets and liabilities:
Accounts receivable	32,642	(1,298)
Inventories	15,866	(14,509)
Prepaid expenses and other current assets	(4,724)	(4,582)
Accounts payable	(5,389)	(3,445)
Accrued expenses and other	(2,560)	6,243
Income taxes	1,941	5,567
Net cash provided by operating activities	96,308	74,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and other intellectual property	(463)	(461)
Purchases of property, plant and equipment	(6,328)	(4,833)
Acquisition of businesses	(1,522)	(969)
Proceeds from sale of equipment	52	52
Net cash used by investing activities	(8,261)	(6,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	70,732	148,102
Repayments of long-term revolving credit facility	(57,244)	(75,806)
Repayments of long-term debt	(1,359)	(45,637)
Proceeds from Series A Industrial Revenue Bonds	—	15,380
Repayments of Series A Industrial Revenue Bonds	(57,785)	(3,840)
Common stock issued, including reissuances of Treasury stock	695	5,573
Excess tax benefit from stock based compensation	366	9,333
Treasury stock repurchased	—	(100,000)
Dividends paid to stockholders	(11,946)	(11,753)
Payments for deferred financing costs	(14)	(1,269)
Net cash used by financing activities	(56,555)	(59,917)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,546	988

Increase in cash and cash equivalents	35,038	9,044

CASH AND CASH EQUIVALENTS, beginning of period	33,315	15,788

CASH AND CASH EQUIVALENTS, end of period	$68,353	$24,832

Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,595	$11,935
Income taxes, net of refunds	$15,872	$19,197

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

        The Company manufactures, markets, and sells mattresses, pillows and other related products. The Company manufactures essentially all its pressure-relieving TEMPUR® products at three manufacturing facilities, with one located in Denmark and two in the U.S. The Company has sales distribution subsidiaries operating in the U.S., Europe, and Asia Pacific and has third party distribution arrangements in certain other countries where it does not have subsidiaries. The Company sells its products through four sales channels: Retail, Direct, Healthcare, and Third party.

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States (U.S. GAAP) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.

        The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

        (b) Reclassifications—Certain prior period amounts have been reclassified to conform to the 2008 presentation including the presentation of  General, administrative and other expenses which includes research and development expenses previously disclosed separately in the Condensed Consolidated Statements of Income. These changes do not materially affect previously reported subtotals within the Condensed Consolidated Financial Statements for any previous period presented.

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

(f) Financial Instruments and Hedging— The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) No 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133). In accordance with this standard, derivative instruments are recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivative instruments are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in Stockholders’ Equity as a component of Accumulated other comprehensive income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. Derivative financial instruments are used in the normal course of business to manage interest rate and foreign currency exchange risks.

During the second quarter of 2008, the Company entered into an interest rate swap agreement that effectively converts a portion of the floating-rate Domestic Long-Term Revolving Credit Facility to a fixed-rate basis through 2011, thus reducing the impact of interest-rate changes on future interest expense (see Note 4 (b)). The Company manages the foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts with maturities of less than 12 months.

The carrying value of Cash and cash equivalents, Accounts receivable, and Accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2005 Senior Credit Facility (as defined in Note (4)(b)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

        (g) Cash and Cash Equivalents—Cash and cash equivalents consist of all investments with initial maturities of three months or less.

        (h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	June 30, 2008	December 31, 2007
Finished goods	$66,137	$75,692
Work-in-process	7,464	11,135
Raw materials and supplies	19,919	19,706
	$93,520	$106,533

(i) Long-Lived Assets—In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its fair value.

        (j) Goodwill and Other Intangible Assets—Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Company performs an annual impairment test on all existing goodwill and other indefinite lived assets in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2007 and determined that no impairment exists. If facts and circumstances lead the Company’s management to believe goodwill or other indefinite lived assets may be impaired, the Company will evaluate the extent to which the related cost is recoverable by comparing the future discounted cash flows estimated to be associated with that asset to the asset’s carrying amount and write-down that carrying amount to fair value to the extent necessary.

The following table summarizes information relating to the Company’s Other intangible assets:

		June 30, 2008			December 31, 2007
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$9,067	$6,933	$16,000	$8,267	$7,733
Patents & Other Trademarks	5-20	11,362	7,629	3,733	11,233	7,533	3,700
Customer database	5	4,921	4,416	505	4,868	4,334	534
Foam formula	10	3,700	2,097	1,603	3,700	1,912	1,788
Total		$90,983	$23,209	$67,774	$90,801	$22,046	$68,755

Amortization expense relating to intangible assets for the Company was $596 and $1,043 for the three months ended June 30, 2008 and June 30, 2007, respectively.  For the six months ended June 30, 2008 and June 30, 2007 amortization expense relating to intangible assets was $1,207 and $2,077, respectively.

The changes in the carrying amount of Goodwill for the six months ended June 30, 2008 are as follows:

Balance as of December 31, 2007	$198,286
Goodwill resulting from acquisitions during the period	848
Foreign currency translation adjustments and other	(257)
Balance as of June 30, 2008	$198,877

Goodwill as of June 30, 2008 and December 31, 2007 has been allocated to the Domestic and International segments as follows:

	June 30, 2008	December 31, 2007
Domestic	$89,929	$89,929
International	108,948	108,357
	$198,877	$198,286

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

The Company had the following activity for sales returns from December 31, 2007 to June 30, 2008:

Balance as of December 31, 2007	$5,463
Amounts accrued	22,729
Returns charged to accrual	(23,446)
Balance as of June 30, 2008	$4,746

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

The Company had the following activity for warranties from December 31, 2007 to June 30, 2008:

Balance as of December 31, 2007	$3,425
Amounts accrued	2,087
Warranties charged to accrual	(1,661)
Balance as of June 30, 2008	$3,851

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

(n) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. The Company extends volume discounts to certain customers and reflects these amounts as a reduction of Net sales. No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company regularly reviews the adequacy of its allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $9,794 and $8,056 as of June 30, 2008 and December 31, 2007, respectively.

(o) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program. Advertising costs charged to expense were approximately $21,939 and $24,537 for the three months ended June 30, 2008 and June 30, 2007, respectively.  For the six months ended June 30, 2008 and June 30, 2007, advertising costs charged to expense were approximately $51,266 and $52,056, respectively. Advertising costs deferred and included in Prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets were approximately $6,362 and $4,709 as of June 30, 2008 and December 31, 2007, respectively.

(p) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred. Research and development costs charged to expense were approximately $1,458 and $1,560 for the three months ended June 30, 2008 and June 30, 2007, respectively.  For the six months ended June 30, 2008 and June 30, 2007, research and development costs charged to expense were approximately $3,291 and $2,675, respectively.

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

(r) Stock-Based Compensation—The Company accounts for share-based payments as required by SFAS 123R “Share-Based Payment” (SFAS 123R). SFAS 123R requires compensation expense relating to share-based payments be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the vesting period of the equity award.

(2) Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure about fair value measurements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings.  SFAS 157 requires the fair value of an asset or liability to be based on market-based measures which will reflect the credit risk of the company. In February 2008, the FASB released FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and liabilities until January 2009.  Effective January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities.  SFAS 157 does not require new fair value measurements.  The adoption of SFAS 157 did not have a material impact on the Company’s financial position or operating results.

        In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (SFAS 141R), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will apply the provisions of SFAS 141R to business combinations for which the acquisition date is on or after January 1, 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows.  The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under SFAS 133. The Company is evaluating the potential impact of adopting SFAS 161, which is effective January 1, 2009.

(3) Property, Plant and Equipment

Property, plant and equipment, net consists of the following:

	June 30, 2008	December 31, 2007
Land and buildings	$127,775	$123,973
Machinery and equipment, furniture and fixtures, and other	196,416	186,175
Construction in progress	7,002	7,210
	331,193	317,358
Total accumulated depreciation	(127,484)	(108,988)
	$203,709	$208,370

(4) Long-term Debt

 (a) Long-term Debt—Long-term debt for the Company consists of the following:

	June 30, 2008	December 31, 2007
2005 Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (3.65% and 5.86% as of June 30, 2008 and December 31, 2007, respectively), commitment through and due June 8, 2012	$556,500	$543,000

2005 Industrial Revenue Bonds:
Variable Rate Industrial Revenue Bonds Series 2005A, interest rate determined by remarketing agent not to exceed the lesser of (a) the highest rate under state law or (b) 12% per annum (5.10% as of December 31, 2007), interest due monthly through and due September 1, 2030	—	57,785

Other:
Mortgage payable to a bank, secured by certain property, plant and equipment and other assets, bearing fixed interest at 4.0% to 5.1%	—	1,259
	556,500	602,044
Less: Current portion	—	(288)
Long-term debt	$556,500	$601,756

        (b) Secured Credit Financing—On October 18, 2005, the Company entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. On June 8, 2007, the Company entered into an amendment to its 2005 Senior Credit Facility (Amendment No. 3), which increased availability, extinguished the foreign term loan, eliminated the requirement to reduce the Domestic Revolver commitment by $3,000 each quarter, added an option to increase the Domestic Revolver by an additional $100,000, and adjusted certain covenants. In addition, the maturity date of the 2005 Senior Credit Facility was extended from October 18, 2010 to June 8, 2012. On August 6, 2007, the Company exercised the option to increase the Domestic Revolver by an additional $100,000.

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

On May 29, 2008, the Company entered into an interest rate swap agreement effective May 30, 2008, to manage interest costs and the risk associated with changing interest rates. Under the interest rate swap, the Company pays at a fixed rate and receives payments at a variable rate. This swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $350,000 of the outstanding principal balance under the 2005 Senior Credit Facility. The amount of the outstanding balance subject to the swap will decline over time. The Company has designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The Company will select the LIBOR-based rate on the hedged portion of the 2005 Senior Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of other comprehensive income and released to interest expense as debt payments are paid or accrued. The ineffective portion is recognized as Other income (expense). The fair value of this swap was recorded in the Condensed Consolidated Balance Sheets as a liability of $1,146 at June 30, 2008, included in Other non-current liabilities. As of June 30, 2008, the Company has Accumulated other comprehensive income of $1,146 related to the effectively hedged portion of the swap. There was no hedge ineffectiveness over this period. Over the next 12 months, the Company expects to reclassify $2,244 of deferred losses on derivative instruments from Accumulated other comprehensive income to earnings due to the payment of variable interest associated with the floating 2005 Senior Credit Facility.

        The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of June 30, 2008.

        The 2005 Senior Credit Facility provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $6,680 at June 30, 2008. After giving effect to letters of credit and $556,500 in borrowings under the Domestic Revolver, total availability under the Revolvers was $76,820 at June 30, 2008.

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

Bernalillo County also agreed to issue up to $25,000 of Series 2005B Taxable Fixed Rate Industrial Revenue Bonds (the Series B Bonds, and collectively with the Series A Bonds, the Bonds). The Series B Bonds were sold to Tempur World LLC, are not secured by the letter of credit described above, and will be held by Tempur World, LLC, representing the Company’s equity in the Project. The Series B Bonds have a final maturity date of September 1, 2030. The interest rate on the Series B Bonds is fixed at 7.75%. In connection with issuance of the Series B Bonds, the Company made an investment in Series B bonds in a like amount. The Company has the right to offset the Series B Bonds against its investment in the Series B Bonds, and accordingly, the amounts have been recorded net in the accompanying Condensed Consolidated Balance Sheets.

On October 27, 2005, Tempur Production transferred its interest in the Project to Bernalillo County, and Bernalillo County leased the Project back to Tempur Production on a long-term basis with the right to purchase the Project for one dollar when the Bonds are retired. The substance of the transaction is that Bernalillo County issued the Bonds on behalf of Tempur Production.

(5) Fair Value of Financial Instruments

The Company adopted SFAS 157 as of January 1, 2008, as related to financial instruments. SFAS 157 establishes a three-level hierarchy for fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  At June 30, 2008, the Company had only an interest rate swap and foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to the contracts. The following table provides a summary of the fair value of measurements by level for assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2008 Using:
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	$(1,146)	$—	$(1,146)	$—

The fair value of the Company’s foreign currency forward contracts was not material at June 30, 2008.

(6) Stockholders’ Equity

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

(b) Share Repurchase Programs—On January 25, 2007, the Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock. The Company repurchased 3,840 shares of the Company’s common stock for a total of $100,000 from the January 2007 authorization and completed purchases from this authorization in June 2007. On July 19, 2007, the Board of Directors approved an additional share repurchase authorization to repurchase up to $200,000 of the Company’s common stock. The Company repurchased 6,561 shares of the Company’s common stock for approximately $200,000 from the July 2007 authorization and completed purchases from the July 2007 authorization in September 2007. On October 16, 2007, the Board of Directors authorized an additional share repurchase authorization of up to $300,000 of the Company’s common stock. Under the existing share repurchase authorization, the Company has $280,100 available for repurchase.  No shares were repurchased during the six months ended June 30, 2008. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company and a committee of the Board deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

(7) Stock-Based Compensation

The Company applies the provisions of SFAS 123R, which establishes the accounting for employee stock-based awards. The Company currently has three stock-based compensation plans: the 2002 Option Plan (the 2002 Plan), the 2003 Equity Incentive Plan (the 2003 Plan) and the 2003 Employee Stock Purchase Plan (the ESPP) which are described under the caption “Stock-based Compensation” in the notes to the Consolidated Financial Statements of the Company’s Form 10-K for the year ended December 31, 2007.

        The Company granted new options to purchase 1,996 and 2,123 shares of common stock during the three and six months ending June 30, 2008, respectively, and recognized compensation expense associated with these grants of approximately $353 and $434 during the three and six months ended June 30, 2008, respectively. The Company granted new options to purchase 115 and 370 shares of common stock during the three and six months ended June 30, 2007, respectively, and recognized compensation expense associated with these grants of approximately $223 and $295 during the three and six months ended June 30, 2007, respectively. As of June 30, 2008, there was $7,731 of unrecognized compensation expense associated with the options granted in 2008, which is expected to be recorded over the weighted average remaining vesting period of 3.7 years. The options granted in the three months ended June 30, 2008 had a weighted average grant-date fair value of $3.73 per option, as determined by the Black-Scholes option pricing model using the following assumptions:

Expected volatility of stock	50 – 51%
Expected life of options, in years	2.0 – 5.0
Risk-free interest rate	2.6 – 3.4%
Expected dividend yield on stock	2.7 – 4.1%

        The Company recorded approximately $2,062 and $1,589 of total stock-based compensation expense for the three months ended June 30, 2008 and June 30, 2007, respectively. The Company recorded $4,041 and $3,380 of total stock-based compensation expense for the six months ended June 30, 2008 and 2007, respectively.

 (8) Accumulated Other Comprehensive Income

The components of Accumulated other comprehensive income are as follows:

	June 30,	December 31,
	2008	2007
Derivative instruments accounted for as hedges, net of tax of $447	$(699)	$—
Foreign currency translation	24,993	13,550
Accumulated other comprehensive income	$24,294	$13,550

 (9) Commitments and Contingencies

(a) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of June 30, 2008.

(b) Securities Litigation—Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International’s stock between April 22, 2005 and September 19, 2005 (the Securities Law Action).  These actions were consolidated, and a consolidated complaint was filed on February 27, 2006 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs alleged that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006 lead plaintiffs were permitted to file an amended complaint. The Company filed a Motion to Dismiss the Securities Law Action and on March 28, 2008, the Court granted that motion, dismissing all claims in the case with prejudice. The Court also entered final judgment in favor of the Company and all other defendants on March 28, 2008. The plaintiffs filed a notice of appeal from that judgment on April 24, 2008. Since filing the notice of appeal, the plaintiffs agreed to a stipulation to dismiss appeal with prejudice, which was entered on June 19, 2008, which fully and finally resolved the Securities Law Action in favor of the Company and all other defendants.

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

Antitrust Action—On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the Antitrust Action).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, the Company filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the Plaintiffs filed a “Motion to Alter or Amend Judgment.” On May 1, 2008, that motion was denied. The plaintiffs filed a Notice of Appeal of these decisions on May 14, 2008, and the parties are briefing the matter. The Company continues to strongly believe that the Antitrust Action lacks merit, and intends to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operation. Accordingly, the Company cannot make an estimate of the possible range of loss.

The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse affect on its business, financial condition, liquidity, or operating results.

(10) Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2008 was 34.1%.  For the same period in 2007, the effective tax rate was 34.2%.

        Reconciling items between the federal statutory income tax rate of 35.0% and the effective tax rate include certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, foreign income currently taxable in the U.S., the production activities deduction, and certain other permanent differences.

        At June 30, 2008, Tempur-Pedic International had undistributed earnings of approximately $9,820 from its foreign subsidiaries determined under U.S. tax principles as of November 1, 2002 related to the period prior to the acquisition of Tempur World, Inc. by Tempur-Pedic International translated into U.S. dollars at the applicable exchange rate on June 30, 2008. No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $9,820 of undistributed earnings, as these earnings are considered indefinitely reinvested. In addition, Tempur-Pedic International had remaining undistributed earnings from its foreign subsidiaries determined under U.S. GAAP for the period from November 1, 2002 through June 30, 2008 of $230,403.  No provisions have been made for U.S. income taxes or foreign withholding taxes on the remaining $230,403 of undistributed earnings, as these earnings are considered indefinitely reinvested.

During the three and six months ended June 30, 2008, there were no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded as a component of income tax expense.

On October 24, 2007, the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and underpayment premium. On January 23, 2008 the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (“Bilateral APA”) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the IRS and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  The Company is preparing a formal Bilateral APA application and supporting analyses, which the Company anticipates will be filed with the IRS and the Danish Tax Authority during the third quarter of 2008.  The Company believes it has meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary.  However, there is a reasonable possibility under FIN 48 that the amount of unrecognized tax benefits relating to this matter may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

During the second quarter the Company concluded an income tax audit of its Japanese subsidiary, which included tax years 2005, 2006 and 2007.  The Japanese tax authority made no significant adjustments to taxable income. There have been no significant changes to the status of any other tax examinations during the quarter ended June 30, 2008.

With a few exceptions, the Company is no longer subject to U.S. federal, state/local, or non-U.S. income tax examinations by tax authorities for years prior to 2004, 2003 and 2000, respectively.

(11) Earnings Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$20,228	$32,931	$33,742	$62,711

Denominator:
Denominator for basic earnings per common share-weighted average shares	74,740	82,963	74,665	83,452
Effect of dilutive securities:
Employee stock options	191	1,259	207	1,589
Denominator for basic earnings per common share-adjusted weighted average shares	74,931	84,222	74,872	85,041

Basic earnings per common share	$0.27	$0.40	$0.45	$0.75

Diluted earnings per common share	$0.27	$0.39	$0.45	$0.74

The Company excluded 4,804 and 15 shares issuable upon exercise of outstanding stock options for the three months ended June 30, 2008 and 2007, respectively, from the diluted earnings per common share computation since their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or if they were otherwise anti-dilutive. The Company excluded 2,322 and 149 shares issuable upon exercise of outstanding stock options for the six months ended June 30, 2008 and 2007, respectively.

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

The following table summarizes Total assets by segment:

	June 30,	December 31,
	2008	2007
Total assets:
Domestic	$586,336	$608,346
International	386,649	339,757
Intercompany eliminations	(174,795)	(141,671)
	$798,190	$806,432

The following tables summarize other segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales from external customers:
Domestic	$148,501	$170,646	$296,419	$346,124
International	90,160	86,996	189,464	177,550
	$238,661	$257,642	$485,883	$523,674

Inter-segment sales:
Domestic
International	$451	$723	$1,110	$1,687
Intercompany eliminations	(451)	(723)	(1,110)	(1,687)
	$—	$—	$—	$—

Operating income:
Domestic	$18,269	$29,896	$22,006	$59,270
International	18,050	25,234	43,646	49,614
	$36,319	$55,130	$65,652	$108,884

Depreciation and amortization (excluding stock-based compensation amortization):
Domestic	$5,698	$5,544	$11,304	$11,225
International	2,653	2,681	5,381	5,645
	$8,351	$8,225	$16,685	$16,870

The following table sets forth Net sales by significant product group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Mattresses	$163,634	$179,568	$331,683	$364,575
Pillows	28,877	31,799	60,495	66,676
All other	46,150	46,275	93,705	92,423
	$238,661	$257,642	$485,883	$523,674

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Strategy

We believe we are the industry leader in terms of profitability. Our long-term goal is also to become the world’s largest bedding company in terms of revenue. In order to achieve this goal, we expect to continue to pursue certain key strategies in 2008:

•	Maintain our focus on premium mattresses and pillows and to regularly introduce new products.

•	Invest in increasing our global brand awareness through targeted marketing and advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	Extend our presence and improve our account productivity in both the Domestic and International Retail segments.

•	Invest in our operating infrastructure to meet the requirements of our growing business, including investments in our research and development capabilities.

Results of Operations

             A summary of our results for the three months ended June 30, 2008 includes the following:

•	Earnings per share (EPS) declined 30.8% to $0.27 per diluted common share in the second quarter of 2008 as compared to $0.39 per diluted common share in the second quarter of 2007.

•	As of June 30, 2007, we reduced Inventories by approximately $13.0 million to $93.5 million, compared to $106.5 million as of December 31, 2007.

•	We generated $71.7 million of cash from operating activities, compared to $45.6 million for the second quarter of 2007.

(Millions, except earnings per share)	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Net sales	$238.7	100.0%	$257.6	100.0%	$485.9	100.0%	$523.7	100.0%
Cost of sales	132.7	55.6	133.0	51.7	271.8	55.9	271.5	51.8

Gross profit	106.0	44.4	124.6	48.3	214.1	44.1	252.2	48.2
Selling and marketing expenses	44.8	18.8	47.4	18.3	97.9	20.2	95.8	18.3
General, administrative and other expenses	24.9	10.4	22.1	8.6	50.5	10.4	47.5	9.1

Operating income	36.3	15.2	55.1	21.4	65.7	13.5	108.9	20.8

Interest expense, net	(5.6)	(2.4)	(6.3)	(2.5)	(13.4)	(2.8)	(13.1)	(2.5)
Other expense, net	(0.1)	—	(0.2)	—	(1.1)	(0.2)	(0.6)	(0.1)

Income before income taxes	30.6	12.8	48.6	18.9	51.2	10.5	95.2	18.2
Income tax provision	10.4	4.3	15.7	6.1	17.5	3.6	32.5	6.2
Net income	$20.2	8.5%	$32.9	12.8%	$33.7	6.9%	$62.7	12.0%

Earnings per common share:
Basic	$0.27		$0.40		$0.45		$0.75
Diluted	$0.27		$0.39		$0.45		$0.74

Cash dividend per share:	$0.08		$0.08		$0.16		$0.14

Weighted average shares outstanding:
Basic	74,740		82,963		74,665		83,452
Diluted	74,931		84,222		74,872		85,041

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

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

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(Millions)	2008	2007	2008	2007	2008	2007
Retail	$199.3	$210.9	$130.0	$145.0	$69.3	$65.9
Direct	13.5	20.9	11.3	18.3	2.2	2.6
Healthcare	12.6	11.3	4.5	3.4	8.1	7.9
Third Party	13.3	14.5	2.6	3.9	10.7	10.6
	$238.7	$257.6	$148.4	$170.6	$90.3	$87.0

A summary of Net sales by product is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(Millions)	2008	2007	2008	2007	2008	2007
Net sales:
Mattresses	$163.7	$179.6	$108.2	$127.0	$55.5	$52.6
Pillows	28.9	31.7	12.6	14.6	16.3	17.1
Other	46.1	46.3	27.6	29.0	18.5	17.3
	$238.7	$257.6	$148.4	$170.6	$90.3	$87.0

Net sales. Net sales for the three months ended June 30, 2008 decreased to $238.7 million from $257.6 million for the same period in 2007, a decrease of $19.0 million, or 7.4%. The primary area of sales weakness was in the U.S. with a slowdown in many of our international markets, specifically toward the end of the quarter.  For the three months ended June 30, 2008, our Retail channel Net sales decreased to $199.3 million from $210.9 million for the same period in 2007, a decrease of $11.6 million, or 5.5%. The factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

Domestic. Domestic Net sales for the three months ended June 30, 2008 decreased to $148.4 million from $170.6 million for the same period in 2007, a decrease of $22.1 million, or 13.0%. Our Domestic Retail channel contributed $130.0 million in Net sales for the three months ended June 30, 2008, a decrease of $15.0 million, or 10.3%, as compared to the same period in 2007. We believe that the macroeconomic environment impacted our Domestic Retail channel during the second quarter, with many consumers deferring high-end product purchases. Net sales in the Direct channel decreased by $7.0 million, or 38.3%. We believe that the macroeconomic environment also negatively impacted Net sales in the Direct channel. Our Domestic Healthcare channel Net sales increased by $1.1 million, or 31.1%, related to continued progress with our distribution partners and strategic relationships with healthcare companies who market joint product offerings through their established distribution networks. The Domestic Third Party channel Net sales decreased $1.2 million, or 32.0%, to $2.6 million, reflecting a slowdown in the Canadian mattress market.

As a result of the macroeconomic environment, mattress sales in the second quarter of 2008 decreased $18.6 million, or 14.6%, over the same period in 2007. Pillow sales decreased $2.0 million, or 13.8%. Many of our pillows are sold along with a mattress. Accordingly, when mattress sales decline, pillow sales are impacted. Other sales, which include adjustable bedbases, foundations and other related products, decreased by $1.5 million, or 5.3%. This decrease is primarily related to the decrease in Mattress sales, the effects of which have been offset by the emphasized sales of adjustable bedbases.

International. International Net sales for the three months ended June 30, 2008 increased to $90.3 million from $87.0 million for the same period in 2007, an increase of $3.2 million, or 3.6%. The increase was driven by favorable foreign exchange rates. On a constant currency basis, our International sales declined approximately 9.1%. Our International segment was primarily impacted by macroeconomic factors in certain key European markets. The International Retail channel increased $3.4 million, or 5.1%, for the three months ended June 30, 2008. Our Direct channel sales decreased 16.8%. Additionally, the Healthcare channel Net sales increased 2.3% and Third party Net sales remained flat. International mattress sales in the second quarter of 2008 increased $2.7 million, or 5.1%, over the second quarter of 2007. Pillow sales for the second quarter of 2008 decreased $0.9 million, or 5.3%, as compared to the second quarter of 2007.

Gross profit. Gross profit for the three months ended June 30, 2008 decreased to $106.0 million from $124.6 million for the same period in 2007, a decrease of $18.6 million, or 14.9%. Several factors impacted our Gross profit margin during the quarter. These factors are identified and discussed below in the respective segment discussions.

Domestic. Domestic Gross profit for the three months ended June 30, 2008 decreased to $57.6 million from $74.4 million for the same period in 2007, a decrease of $16.8 million, or 22.6%.  The Gross profit margin in our Domestic segment was 38.8% and 43.6% for the three months ended June 30, 2008 and June 30, 2007, respectively. For the three months ended June 30, 2008, the combination of declines in the Direct channel sales, raw material cost inflation and lower production volumes resulted in a lower gross profit margin.  Domestic Cost of sales for the three months ended June 30, 2008 decreased to $91.0 million from $96.2 million for the same period in 2007, a decrease of $5.3 million, or 5.5%.

International. International Gross profit for the three months ended June 30, 2008 decreased to $48.4 million from $50.2 million for the same period in 2007, a decrease of $1.7 million, or 3.5%. The Gross profit margin in our International segment was 53.7% and 57.7% for the three months ended June 30, 2008 and June 30, 2007, respectively. The Gross profit margin for our International segment was impacted by an inflationary cost environment. Our International Cost of sales for the three months ended June 30, 2008 increased to $41.7 million from $36.8 million for the same period in 2007, an increase of $4.9 million, or 13.3%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production; other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials; and sales force and customer service compensation. We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. Selling and marketing expenses decreased to $44.8 million for the three months ended June 30, 2008 as compared to $47.4 million for the three months ended June 30, 2007. Selling and marketing expenses as a percentage of Net sales were 18.8% and 18.4% for the three months ended June 30, 2008 and June 30, 2007, respectively. During the second quarter of 2008, we were able to better align Selling and marketing expenses with our revised sales expectations.

General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for finance, accounting, human resources and other administrative functions, and research and development costs associated with our new product development. General, administrative and other expenses increased to $24.9 million for the three months ended June 30, 2008 as compared to $22.1 million for the three months ended June 30, 2007, an increase of $2.8 million, or 12.6%. General, administrative and other expenses as a percentage of Net sales was 10.4% and 8.6% for the three months ended June 30, 2008 and June 30, 2007, respectively. During the second quarter of 2008, we increased our bad debt reserves by approximately $1.1 million after further evaluating the impact the current economic environment could have on our accounts receivable portfolio.

Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $5.6 million for the three months ended June 30, 2008, as compared to $6.3 million for the three months ended June 30, 2007, a decrease of $0.6 million, or 10.0%. The decrease in interest expense is primarily attributable to decreases in interest rates, offset by the increase in overall debt. The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. On May 29, 2008, we entered into an interest rate swap agreement effective May 30, 2008, to manage interest costs and the risk associated with changing interest rates. Under this swap, the Company pays at a fixed rate and receives payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $350.0 million of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time.

Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations. Our effective income tax rates for the three months ended June 30, 2008 and for the three months ended June 30, 2007 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses and the production activities deduction.

Our effective tax rate for the three months ended June 30, 2008 was 33.9%.  For the same period in 2007, the effective tax rate was 32.3%.   The increase in the effective tax rate is primarily attributable to the revaluation of net deferred tax liabilities in jurisdictions subjected to a reduced statutory tax rate during the three months ended June 30, 2007.

        On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and underpayment premium. On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the IRS and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  We are preparing a formal Bilateral APA application and supporting analyses, which we anticipate will be filed with the IRS and the Danish Tax Authority during the third quarter of 2008.  We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary.  However, there is a reasonable possibility under FIN 48 that the amount of unrecognized tax benefits relating to this matter may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.  There have been no significant changes to the status of any other unrecognized tax benefits during the quarter ended June 30, 2008.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

The following table sets forth Net sales information, by channel, for the periods indicated:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(Millions)	2008	2007	2008	2007	2008	2007
Retail	$407.2	$429.9	$259.2	$295.0	$148.0	$134.9
Direct	26.3	42.7	22.0	37.6	4.3	5.1
Healthcare	24.8	23.0	8.3	6.6	16.5	16.4
Third Party	27.6	28.1	6.9	6.9	20.7	21.2
	$485.9	$523.7	$296.4	$346.1	$189.5	$177.6

A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(Millions)	2008	2007	2008	2007	2008	2007
Net sales:
Mattresses	$331.6	$364.7	$215.2	$257.5	$116.4	$107.2
Pillows	60.6	66.7	25.8	30.3	34.8	36.4
Other	93.7	92.3	55.4	58.3	38.3	34.0
	$485.9	$523.7	$296.4	$346.1	$189.5	$177.6

Net sales. Net sales for the six months ended June 30, 2008 decreased to $485.9 million from $523.7 million for the same period in 2007, a decrease of $37.8 million, or 7.2%. We believe the macroeconomic environment in the U.S. negatively impacted Net sales in the U.S. with a slowdown in markets outside the U.S. as well. For the six months ended June 30, 2008, our Retail channel Net sales decreased to $407.2 million from $429.9 million for the same period in 2007, a decrease of $22.7 million, or 5.3%. The factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

Domestic. Domestic Net sales for the six months ended June 30, 2008 decreased to $296.4 million from $346.1 million for the same period in 2007, a decrease of $49.7 million, or 14.4%. Our Domestic Retail channel contributed $259.2 million in Net sales for the six months ended June 30, 2008. This is a decrease of $35.8 million, or 12.1%, over the prior year same period.  This decrease is due primarily to a challenging U.S. macroeconomic environment during 2008. The Healthcare channel Net sales increased $1.7 million, or 26.0%, as a result of continued progress with our distribution partners. Our Third Party channel Net sales remained relatively flat, as sales in the first quarter of 2008 to our Third Party distributor in Canada increased but was offset by a second quarter decrease. Our Direct channel Net sales decreased 41.6%, which is also directly correlated to the changes in the U.S. macroeconomic environment.  Domestic mattress sales decreased $42.2 million, or 16.4%, over the same period in 2007, driven by the decreases in our Retail channel. Pillow sales decreased $4.7 million, or 15.4%. Many of our pillow products are sold with mattress purchases. Therefore, when mattress sales decline, pillow sales are also impacted.

International. International Net sales for the six months ended June 30, 2008 increased to $189.5 million from $177.6 million for the same period in 2007, an increase of $11.9 million, or 6.7%. The increase was driven by favorable foreign exchange rates. On a constant currency basis, our International sales declined by approximately 5.8%.  Our International segment was primarily impacted by macroeconomic factors in certain key European markets. The International Retail channel increased $13.2 million, or 9.8%, for the six months ended June 30, 2008. Our Direct channel Net sales decreased 16.3%.  Our Third party sales decreased 2.3%. Additionally, our Healthcare channel Net sales increased $0.1 million, or 0.4%.  International mattress sales increased $9.3 million, or 8.7%, as compared to 2007. Pillow sales for the six months ended June 30, 2008 decreased $1.5 million, or 4.1%, as compared to the same period in 2007.

Gross profit. Gross profit for the six months ended June 30, 2008 decreased to $214.1 million from $252.2 million for the same period in 2007, a decrease of $38.1 million, or 15.1%. Several factors impacted our Gross profit margin during the quarter. These factors are identified and discussed below in the respective segment discussions.

Domestic. Domestic Gross profit for the six months ended June 30, 2008 decreased to $111.2 million from $149.9 million for the same period in 2007, a decrease of $38.7 million, or 25.8%.  The Gross profit margin in our Domestic segment was 37.5% and 43.3% for the six months ended June 30, 2008 and June 30, 2007, respectively. The decrease in our Gross profit margin for the Domestic segment was impacted by decreased production levels related to lower than anticipated sales, an inflationary cost environment, declines in the Direct channel and higher sales returns in the first quarter of 2008. Our Domestic cost of sales decreased to $185.2 million for the six months ended June 30, 2008 as compared to $196.2 million for the six months ended June 30, 2007, a decrease of $11.0 million, or 5.6%.

International. International Gross profit for the six months ended June 30, 2008 increased to $102.9 million from $102.3 million for the same period in 2007, an increase of $0.5 million, or 0.5%. The Gross profit margin in our International segment was 54.3% and 57.7% for the six months ended June 30, 2008 and June 30, 2007, respectively. For the six months ended June 30, 2008, the Gross profit margin for our International segment was primarily impacted by an inflationary cost environment. Our International Cost of sales for the six months ended June 30, 2008 increased to $86.6 million from $75.3 million for the same period in 2007, an increase of $11.4 million, or 15.1%.

Selling and marketing expenses. Selling and marketing expenses increased to $98.0 million for the six months ended June 30, 2008 as compared to $95.8 million for the six months ended June 30, 2007. Selling and marketing expenses as a percentage of Net sales increased to 20.2% for the six months ended June 30, 2008 from 18.3% for the same period for 2007. For the first quarter of 2008, much of our cost structure was in place and we were limited in our ability to take actions to reduce our selling and marketing costs to match our reduced sales levels. In the second quarter we were able to better align Selling and marketing expenses with our revised sales expectations.

General, administrative and other expenses. General, administrative and other expenses increased to $50.5 million for the six months ended June 30, 2008 as compared to $47.5 million for the six months ended June 30, 2007, an increase of $3.0 million. General, administrative and other expenses as a percentage of Net sales was 10.4% and 9.1% for the six months ended June 30, 2008 and June 30, 2007, respectively. For the first quarter of 2008, much of our cost structure was in place and we were limited in our ability to take actions to reduce our General, administrative and other expenses to match our reduced sales levels. In the second quarter, we were able to better align General, administrative and other expenses with our revised sales expectations. General, administrative and other expenses included a charge for restructuring related to headcount reductions in the first quarter of 2008.

Interest expense, net. Interest expense, net, increased to $13.3 million for the six months ended June 30, 2008, as compared to $13.1 million for the six months ended June 30, 2007, an increase of $0.2 million, or 1.5%. The increase is related to higher levels of long-term debt as of June 30, 2008, as compared to the same time period in 2007 and is offset by lower interest rates on our 2005 Senior Credit Facility. The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. On May 29, 2008, we entered into an interest rate swap agreement effective May 30, 2008, to manage interest costs and the risk associated with changing interest rates. Under this swap, the Company pays at a fixed rate and receives payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $350.0 million of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time.

Income tax provision. Our effective income tax rates for the six months ended June 30, 2008 and 2007 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, compensation expense associated with certain options granted prior to the initial public offering, and the production activities deduction.

Our effective tax rate for the six months ended June 30, 2008 was 34.1%.  For the same period in 2007, the effective tax rate was 34.2%.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations and borrowings. Our principal uses of funds consist of capital expenditures, payments of principal and interest on our debt facilities, payments of dividends to our shareholders and share repurchases from time to time pursuant to a share repurchase program. At June 30, 2008, we had working capital of $198.2 million including Cash and cash equivalents of $68.4 million as compared to working capital of $200.0 million including $33.3 million in Cash and cash equivalents as of December 31, 2007. Working capital was relatively flat as of June 30, 2008 compared to December 31, 2007. The increase in cash was attributable to the focus on improving cash flow during the six months ended June 30, 2008.

Our cash flow from operations increased to $96.3 million for the six months ended June 30, 2008 as compared to $74.2 million for the six months ended June 30, 2007. The increase in operating cash flow for the period ending June 30, 2008, was primarily a result of improvements in working capital items, Inventories and Accounts receivable. The decrease in inventory levels resulted in a cash inflow of approximately $15.9 million while Accounts receivable resulted  in a cash inflow of approximately $32.6 million, the effects of which were offset by lower Net income.

Net cash used in investing activities increased to $8.3 million for the six months ended June 30, 2008 as compared to $6.2 million for the six months ended June 30, 2008, an increase of $2.1 million. The increase is primarily related to increased capital expenditures and the acquisition of our former third party distributor in New Zealand.

Cash flow used by financing activities was $56.6 million for the six months ended June 30, 2008 as compared to $59.9 million for the six months ended June 30, 2007, representing a decrease in cash flow used of $3.3 million. The decrease is attributable to decreases in borrowings under our 2005 Senior Credit Facility, lower levels of long-term debt repayments in 2008 and that we did not repurchase any of our shares in 2008, which is offset by the borrowings used to fund the redemption of the Series A Industrial Revenue Bonds on April 1, 2008.

Capital Expenditures

Capital expenditures totaled $6.3 million for the six months ended June 30, 2008 and $4.8 million for the six months ended June 30, 2007. We currently expect our 2008 capital expenditures to be $14.0 million.

Debt Service

Our long-term debt decreased to $556.5 million as of June 30, 2008 from $601.8 million as of December 31, 2007.

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

The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. On May 29, 2008, we entered into an interest rate swap agreement effective May 30, 2008, to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $350.0 million of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time.

Stockholders’ Equity

Share Repurchase Program—On January 25, 2007, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. We repurchased 3,840,485 shares of our common stock for a total of $100.0 million from the January 2007 authorization and completed purchases from this authorization in June 2007. On July 19, 2007, our Board of Directors approved an additional share repurchase authorization to repurchase up to $200.0 million of our common stock. We repurchased 6,561,489 shares of our common stock for approximately $200.0 million from the July 2007 authorization and completed purchases from the July authorization in September 2007. On October 16, 2007, our Board of Directors authorized an additional share repurchase authorization of up to $300.0 million of our common stock. Under the existing share repurchase authorization, we have $280.1 million available for repurchase.  No shares were repurchased during the six months ended June 30, 2008. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as we deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

Dividend Program—In the first quarter of 2007, our Board of Directors approved an annual cash dividend of $0.24 per common share annually, to be paid in quarterly installments to the owners of our common stock. In the second quarter of 2007, our Board of Directors increased the quarterly dividend to $0.08 per common share. Our Board declared a first quarter 2008 dividend of $0.08 per common share, which was paid on March 14, 2008 to stockholders of record as of February 27, 2008. Our Board of Directors declared a second quarter 2008 dividend of $0.08 per common share which was paid on June 16, 2008 to stockholders of record as of May 31, 2008. This annual cash dividend program may be limited, suspended, or terminated at any time without prior notice.

Factors That May Affect Future Performance

       General Business and Economic Conditions—Our business may be affected by general business and economic conditions that could have an impact on demand for our products. The U.S. macroeconomic environment remained challenging during the second quarter and contributed to what we believe is a slowdown in the mattress industry. Based on industry data and retailer feedback, we believe average selling prices in the industry are trending lower as many consumers defer high-end mattress purchases. In addition, our international segment experienced further weakening in consumer trends in several European markets.

         In light of the macroeconomic environment, during the first six months of 2008 we took steps to better align our cost structure with our anticipated level of Net sales. In addition, maintaining financial flexible is our primary short-term focus, and we made substantial progress during the second quarter of 2008 in reducing our inventory, improving collections, lowering expenses and paying down debt. In the second half of this year, we will begin an extensive new product rollout across the globe, and we remain firmly committed to our business model, advertising strategy and premium product focus.

         Managing Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $1,106.7 million in 2007 and $485.9 million for the six months ended June 30, 2008. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to invest in production, enhanced operating and financial infrastructure and information systems and continued expansion of the human resources in our operations. These expenditures, as well as expenditures for advertising and other marketing-related activities, are made as the continued growth in the business allows us the ability to invest. However, these expenditures may be affected by lower than planned sales or an inflationary cost environment.

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

    Expanding distribution into new stores is also a source of growth opportunities. Our products are currently sold in approximately 6,650 furniture and bedding retail stores in the U.S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 7,000 to 8,000 over time. Our products are also sold in approximately 5,100 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

         In addition to these growth opportunities, management believes that we currently supply only a small percentage of approximately 15,400 nursing homes and 5,000 hospitals in the U.S., with a collective bed count in excess of 2.7 million. Clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of pressure ulcers, or bed sores, a major problem for elderly and bed-ridden patients. We have been partnering with healthcare vendors in an indirect sales method whereby the vendor integrates our product into their products, in order to improve patient comfort and wellness.

         Financial Leverage—As of June 30, 2008, we had $556.5 million of total Long-term debt outstanding, and our Stockholders’ Equity was $85.7 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. We believe that operating margins driven by Net sales resulting from volume and price, productivity improvements and cost containment activities will enable us to continue to de-leverage. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our 2005 Senior Credit Facility.

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

Impact of Recently Issued Accounting Pronouncements

See Note 2 in the Notes to Condensed Consolidated Financial Statements in ITEM 1 under Part I of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

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

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at June 30, 2008, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. Dollar, is $0.3 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

        We are exposed to changes in interest rates. Our 2005 Senior Credit Facility is variable-rate debt. On May 30, 2008, we entered into an interest rate swap agreement effective May 30, 2008, to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $350.0 million of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time.

         Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On June 30, 2008, we had variable-rate debt of approximately $206.5 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $2.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Law Action—Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International’s stock between April 22, 2005 and September 19, 2005 (the Securities Law Action).  These actions were consolidated, and a consolidated complaint was filed on February 27, 2006 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Lead plaintiffs alleged that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006 lead plaintiffs were permitted to file an amended complaint. The Company filed a Motion to Dismiss the Securities Law Action and on March 28, 2008, the Court granted that motion, dismissing all claims in the case with prejudice. The Court also entered final judgment in favor of the Company and all other defendants on March 28, 2008. The plaintiffs filed a notice of appeal from that judgment on April 24, 2008. Since filing the notice of appeal, the plaintiffs agreed to a stipulation to Dismiss Appeal with prejudice, which was entered on June 19, 2008, which fully and finally resolved the Securities Law Action in favor of the Company and all other defendants.

        Derivative Complaints – On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International, purportedly derivatively on behalf of the Company (the Derivative Complaints).  The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International’s securities on the basis of material non-public information in 2005.  In addition, the Delaware Derivative Complaint asserts a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above.  On December 14, 2005 and January 26, 2006, respectively, the Delaware court and Kentucky court stayed these derivative actions. Although the Kentucky court action remains stayed, the Delaware court action stay was lifted by the Court and the plaintiffs filed an amended complaint on April 5, 2007. We responded by filing a motion to stay or dismiss the Delaware court action on April 19, 2007.  The Delaware court again stayed the Delaware action on February 6, 2008. Tempur-Pedic International is also named as a nominal defendant in the Derivative Complaints, although the actions are derivative in nature and purportedly asserted on behalf of Tempur-Pedic International.  Accordingly, we cannot make an estimate of the possible ranges of loss.

         Antitrust Action – On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the Antitrust Action).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, we filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the Plaintiffs filed a “Motion to Alter or Amend Judgment,” On May 1, 2008, that motion was denied. The plaintiffs filed a Notice of Appeal of these decisions on May 14, 2008, and the parties are briefing the matter. We continue to strongly believe that the Antitrust Action lacks merit, and intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operation. Accordingly, we cannot make an estimate of the possible ranges of loss.

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

        We currently conduct international operations in approximately 80 countries, and we continue to pursue additional international opportunities. We generated approximately 39.0% of our Net sales from non-U.S. operations during the six months ended June 30, 2008. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, and labor issues.

As a multinational company, we are subject to risks relating to income tax treatment that could affect our liquidity and/or our profitability.

On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and underpayment premium. On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the IRS and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  We are preparing a formal Bilateral APA application and supporting analyses, which we anticipate will be filed with the IRS and the Danish Tax Authority during the third quarter of 2008.  We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary.  However, there is a reasonable possibility under FIN 48 that the amount of unrecognized tax benefits relating to this matter may change in the next twelve months.

An increase in our product return rates or an inadequacy in our warranty reserves could reduce our liquidity and profitability.

        Part of our Domestic marketing and advertising strategy in certain Domestic channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the three and six months ended June 30, 2008, we had approximately $9.5 million and $20.9 million in returns for a return rate of approximately 6.3% and 7.0% of our Net sales in the U.S., for the two periods. As we expand our sales, our return rates may not remain within our historical levels. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited, pro-rata 20-year warranty on mattresses sold in the U.S. and a limited 15-year warranty on mattresses sold outside of the U.S. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows.

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

        As of June 30, 2008, we had $556.5 million in total Long-term debt outstanding. In addition, as of June 30, 2008, our Stockholders’ Equity was $85.7 million. Between October 2005 and June 30, 2008, we repurchased a total of $540.0 million in common stock pursuant to stock repurchase authorizations authorized by our Board of Directors. We funded the repurchase in part through borrowings under our 2005 Senior Credit Facility, which has substantially increased our leverage.

Our Board of Directors may authorize additional share repurchases in the future and we may fund these repurchases with debt. On February 19, 2008 our Board of Directors declared a first quarter 2008 dividend to stockholders of record as of February 27, 2008. On June 16, 2008 our Board of Directors declared a second quarter 2008 dividend to stockholders of record as of May 31, 2008.

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

As of July 31, 2008, our executive officers, directors, and their respective affiliates own, in the aggregate, approximately 12% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

The loss of the services of any members of our senior management team could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

        We depend on the continued services of our senior management team. The loss of key personnel could have a material adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. We do not maintain key-person insurance for members of our senior management team. In addition, we recently appointed a new President and Chief Executive Officer, effective August 4, 2008, which may have an impact on our ability to execute our business strategy.

We are vulnerable to interest rate risk with respect to our debt, which could lead to an increase in interest expense.

        We are subject to interest rate risk in connection with our issuance of variable rate debt under our 2005 senior credit facility. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $2.1 million for each 1.0% increase in interest rates. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part I of this report.

        On May 29, 2008, we entered into an interest rate swap agreement effective May 30, 2008, to manage interest costs and the risk associated with changing interest rates. Under this swap, we  pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $350.0 million of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Tempur-Pedic International’s annual meeting of stockholders was held on May 6, 2008. Proposals 1, 2 and 3, the only Proposals presented for a vote at the meeting, were approved. The results are as follows:

Proposal 1

Election of the following nominees for director to serve a one-year term until the next annual meeting of stockholders:

	For	Authority Withheld
H. Thomas Bryant	66,090,420	839,416
Francis A. Doyle	65,795,925	1,133,912
John Heil	66,087,467	842,370
Peter K. Hoffman	65,789,803	1,140,034
Sir Paul Judge	42,243,733	24,686,104
Nancy F. Koehn	66,146,561	783,276
Christopher A. Masto	66,096,302	833,535
P. Andrews McLane	66,091,734	838,103
Robert Trussell, Jr.	66,099,473	830,364

Proposal 2

Approval of the Amended and Restated 2003 Equity Incentive Plan.

For	Against	Abstained
47,825,244	7,904,629	26,925

Proposal 3

Ratification of appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2008.

For	Against	Abstained
66,850,680	45,547	33,609

Proposals 1, 2 and 3 are described in detail in Tempur-Pedic International’s definitive proxy statement dated March 24, 2008, for the Annual Meeting of Stockholders held on May 6, 2008.

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

10.1	Amended and Restated 2003 Equity Incentive Plan. (1)(3)

10.2	Employment and Non-Competition Agreement by and between Tempur-Pedic International Inc. and Mark A. Sarvary dated as of June 30, 2008.(2)(3)

10.3	Stock Option Agreement by and between Tempur-Pedic International Inc. and Mark A. Sarvary dated as of June 30, 2008.(2)(3)

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Incorporated by reference from the registrant's Definitive Proxy Statement on Schedule 14(a) filed with the Commission on March 24, 2008.
(2)	Incorporated by reference from teh registrant's Current Report on Form 8-K filed with the Commission on June 30, 2008.
(3)	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC.
(Registrant)

Date: August 1, 2008	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President, Chief Financial Officer,
and Secretary