Form 10-Q
period 2008-10-24
TEMPUR PEDIC INTERNATIONAL INC
filed 2008-10-29
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of October 29, 2008 was 74,832,873 shares.

Special Note Regarding Forward-Looking Statements

    This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, the impact of the adoption of recently issued accounting pronouncements, the antitrust class action lawsuit and pending tax assessments, statements regarding our financial flexibility, statements relating to the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market, expand business within established accounts and into under-penetrated markets, reduce costs and improve manufacturing productivity, the impact of net operating losses, the vertical integration of our business, our ability to source raw materials effectively, the development, rollout and market acceptance of new products, our ability to further invest in the business and in brand awareness, growth in our Healthcare segment, the impact of the macroeconomic environment in both the U.S. and internationally on sales, the effects of changes in foreign exchange rates on our reported earnings, expected sources of cash flow, our ability to effectively manage cash and our debt/leverage ratio and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

    There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under ITEM 1A of Part II of this report and under the heading “Risk Factors” under ITEM 1A of Part 1 of our annual report on Form 10-K for the year ended December 31, 2007. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$252,814	$294,094	$738,697	$817,768
Cost of sales	147,323	152,484	419,109	423,930
Gross profit	105,491	141,610	319,588	393,838
Selling and marketing expenses	39,956	48,830	137,906	144,630
General, administrative and other expenses	22,644	25,231	73,139	72,775
Operating income	42,891	67,549	108,543	176,433

Other income (expense), net:
Interest expense, net	(6,294)	(8,261)	(19,630)	(21,394)
Other income (expense), net	96	(33)	(995)	(536)
Total other expense	(6,198)	(8,294)	(20,625)	(21,930)

Income before income taxes	36,693	59,255	87,918	154,503
Income tax provision	12,622	20,437	30,105	52,974
Net income	$24,071	$38,818	$57,813	$101,529

Earnings per common share:
Basic	$0.32	$0.50	$0.77	$1.25
Diluted	$0.32	$0.49	$0.77	$1.22

Cash dividend per common share	$0.08	$0.08	$0.24	0.22

Weighted average common shares outstanding:
Basic	74,815	77,725	74,704	81,522
Diluted	74,992	79,173	74,944	83,069

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$87,677	$33,315
Accounts receivable, net	137,112	163,730
Inventories	69,703	106,533
Prepaid expenses and other current assets	10,922	11,133
Deferred income taxes	14,725	11,924
Total Current Assets	320,139	326,635

Property, plant and equipment, net	190,714	208,370
Goodwill	199,523	198,286
Other intangible assets, net	67,157	68,755
Other non-current assets	4,785	4,386
Total Assets	$782,318	$806,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$56,159	$56,206
Accrued expenses and other	74,184	66,080
Income taxes payable	15,997	4,060
Current portion of long-term debt	—	288
Total Current Liabilities	146,340	126,634

Long-term debt	518,750	601,756
Deferred income taxes	30,404	29,645
Other non-current liabilities	2,410	259
Total Liabilities	697,904	758,294

Commitments and contingencies—see Note 9

Stockholders’ Equity:
Common stock—$.01 par value; 300,000 shares authorized; 99,215 shares issued as of September 30, 2008 and December 31, 2007	992	992
Additional paid in capital	289,011	283,564
Retained earnings	280,367	241,812
Accumulated other comprehensive income	2,443	13,550
Treasury stock, at cost; 24,382 and 24,681 shares as of September 30, 2008 and December 31, 2007, respectively	(488,399)	(491,780)
Total Stockholders’ Equity	84,414	48,138

Total Liabilities and Stockholders’ Equity	$782,318	$806,432

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,813	$101,529
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	888	845
Depreciation and amortization	24,847	25,326
Amortization of stock-based compensation	6,101	5,081
Allowance for doubtful accounts	5,859	4,541
Deferred income taxes	(1,634)	(3,101)
Foreign currency adjustments	74	661
Loss on sale of equipment	679	101
Changes in operating assets and liabilities:
Accounts receivable	18,600	(22,585)
Inventories	36,680	(14,228)
Prepaid expenses and other current assets	(1,287)	(5,035)
Accounts payable	(149)	10,250
Accrued expenses and other	8,301	10,636
Income taxes	12,142	15,839
Net cash provided by operating activities	168,914	129,860

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and other intellectual property	(600)	(636)
Purchases of property, plant and equipment	(7,844)	(8,181)
Acquisition of businesses	(1,529)	(5,756)
Proceeds from sale of equipment	172	135
Net cash used by investing activities	(9,801)	(14,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	65,429	347,547
Repayments of long-term revolving credit facility	(89,691)	(119,293)
Repayments of long-term debt	(1,359)	(45,416)
Proceeds from Series A Industrial Revenue Bonds	—	15,385
Repayments of Series A Industrial Revenue Bonds	(57,785)	(5,765)
Common stock issued, including reissuances of treasury stock	695	8,078
Excess tax benefit from stock based compensation	301	10,025
Treasury stock repurchased	—	(299,998)
Dividends paid to stockholders	(17,933)	(17,895)
Payments for other	(14)	(1,530)
Net cash used by financing activities	(100,357)	(108,862)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,394)	1,232

Increase in cash and cash equivalents	54,362	7,792

CASH AND CASH EQUIVALENTS, beginning of period	33,315	15,788

CASH AND CASH EQUIVALENTS, end of period	$87,677	$23,580

Supplemental cash flow information:
Cash paid during the period for:
Interest	$18,960	$19,243
Income taxes, net of refunds	$17,884	$30,946

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

    (a) Basis of Presentation and Description of Business—Tempur-Pedic International Inc., a Delaware corporation, together with its subsidiaries is a U.S.-based, multinational company. The term “Tempur-Pedic International” refers to Tempur-Pedic International Inc. only, and the term “Company” refers to Tempur-Pedic International Inc. and its consolidated subsidiaries. Tempur World, Inc. was formed on January 1, 2000 to combine the manufacturing facilities and the global distribution capabilities of all TEMPUR® products. Tempur-Pedic International was formed in 2002 to acquire Tempur World, Inc. This acquisition (Tempur Acquisition) was effective as of November 1, 2002.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per share amounts)

(f) Financial Instruments and Hedging—The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133). In accordance with this standard, derivative instruments are recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivative instruments are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in Stockholders’ Equity as a component of Accumulated other comprehensive income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. Derivative financial instruments are used in the normal course of business to manage interest rate and foreign currency exchange risks.

(g) Cash and Cash Equivalents—Cash and cash equivalents consist of all investments with initial maturities of three months or less.

    (h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	September 30, 2008	December 31, 2007
Finished goods	$44,301	$75,692
Work-in-process	7,861	11,135
Raw materials and supplies	17,541	19,706
	$69,703	$106,533

    (i) Long-Lived Assets—In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount to the fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale).

    (j) Goodwill and Other Intangible Assets—Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Company performs an annual impairment test on all existing goodwill and other indefinite lived assets in the fourth quarter of each year. The Company performed the annual impairment test in the fourth quarter of 2007 and determined that no impairment exists. If facts and circumstances lead the Company’s management to believe goodwill or other indefinite lived assets may be impaired, the Company will evaluate the extent to which the related cost is recoverable by comparing the future estimated discounted cash flows to the carrying amount and write-down that carrying amount to fair value to the extent necessary.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per share amounts)

    The following table summarizes information relating to the Company’s Other intangible assets, net:

		September 30, 2008			December 31, 2007
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000

Amortized intangible assets:
Technology	10	$16,000	$9,467	$6,533	$16,000	$8,267	$7,733
Patents & Other Trademarks	5-20	11,374	7,680	3,694	11,233	7,533	3,700
Customer database	5	4,845	4,426	419	4,868	4,334	534
Foam formula	10	3,700	2,189	1,511	3,700	1,912	1,788

Total		$90,919	$23,762	$67,157	$90,801	$22,046	$68,755

    Amortization expense relating to intangible assets for the Company was $603 and $1,063 for the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007 amortization expense relating to intangible assets was $1,810 and $3,140, respectively.

The changes in the carrying amount of Goodwill for the nine months ended September 30, 2008 are as follows:

Balance as of December 31, 2007	$198,286
Goodwill resulting from acquisitions during the period	895
Purchase price adjustment	1,622
Foreign currency translation adjustments and other	(1,280)
Balance as of September 30, 2008	$199,523

    On February 1, 2008, the Company acquired its third party distributor in New Zealand. The total purchase price was approximately $1,438. The assets purchased were initially valued at approximately $948 and include inventory and fixed assets, among other assets. The remainder of the purchase price was allocated to Goodwill. During the quarter ended September 30, 2008, the Company recorded an adjustment to unrecognized tax benefits related to the Tempur Acquisition as further described in Note 10.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per share amounts)

    Goodwill as of September 30, 2008 and December 31, 2007 has been allocated to the Domestic and International segments as follows:

	September 30, 2008	December 31, 2007
Domestic	$91,551	$89,929
International	107,972	108,357
	$199,523	$198,286

    (k) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The level of sales returns differs by channel with the Direct channel typically experiencing the highest return rate.  Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

    The Company had the following activity for sales returns from December 31, 2007 to September 30, 2008:

Balance as of December 31, 2007	$5,463
Amounts accrued	32,531
Returns charged to accrual	(32,615)
Balance as of September 30, 2008	$5,379

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

    The Company had the following activity for warranties from December 31, 2007 to September 30, 2008:

Balance as of December 31, 2007	$3,425
Amounts accrued	3,152
Warranties charged to accrual	(2,453)
Balance as of September 30, 2008	$4,124

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

    (n) Revenue Recognition—Sales of products are recognized when the products are shipped to customers and the risks and rewards of ownership are transferred. The Company extends volume discounts to certain customers and reflects these amounts as a reduction of Net sales. No collateral is required on sales made in the normal course of business. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and current economic and market conditions, and regularly reviews the adequacy of its allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $9,436 and $8,056 as of September 30, 2008 and December 31, 2007, respectively.

    (o) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program.

    (p) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred. Research and development costs charged to expense were approximately $1,330 and $1,603 for the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007 research and development costs charged to expense were approximately $4,621 and $4,278, respectively. Research and development expenses are included in General, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income.

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

    (r) Stock-Based Compensation—The Company accounts for share-based payments as required by SFAS 123(R) “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires compensation expense relating to share-based payments be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the vesting period of the equity award.

  TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per share amounts)

(2) Recently Issued Accounting Pronouncements

    In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure about fair value measurements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings.  SFAS 157 requires the fair value of an asset or liability to be based on market-based measures which will reflect the credit risk of the company. In February 2008, the FASB released FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and liabilities until January 2009.  Effective January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities.  SFAS 157 does not require new fair value measurements.  The adoption of SFAS 157 did not have a material impact on the Company’s financial position or operating results. Additionally, in October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the adoption of SFAS 157 in a market that is not active.

    In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will apply the provisions of SFAS 141(R) to business combinations for which the acquisition date is on or after January 1, 2009.

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

(3) Property, Plant and Equipment

    Property, plant and equipment, net consists of the following:

	September 30, 2008	December 31, 2007
Land and buildings	$122,021	$123,973
Machinery and equipment, furniture and fixtures, and other	189,961	186,175
Construction in progress	6,282	7,210
	318,264	317,358
Total accumulated depreciation	(127,550)	(108,988)
	$190,714	$208,370

  TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per share amounts)

(4) Long-term Debt

    (a) Long-term Debt—Long-term debt for the Company consists of the following:

	September 30, 2008	December 31, 2007
2005 Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (4.61% and 5.86% as of September 30, 2008 and December 31, 2007, respectively), commitment through and due June 8, 2012	$518,750	$543,000

2005 Industrial Revenue Bonds:
Variable Rate Industrial Revenue Bonds Series 2005A, interest rate determined by remarketing agent	—	57,785

Other:
Mortgage payable to a bank (bearing fixed interest of 4.7% to 5.2% as of December 31, 2007)	—	1,259
	518,750	602,044
Less: Current portion	—	(288)
Long-term debt	$518,750	$601,756

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

    On May 29, 2008, the Company entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under the interest rate swap, the Company pays at a fixed rate and receives payments at a variable rate. This swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $350,000 of the outstanding principal balance under the 2005 Senior Credit Facility. The amount of the outstanding balance subject to the swap will decline over time. The Company has designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The Company will select the LIBOR-based rate on the hedged portion of the 2005 Senior Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of Accumulated other comprehensive income and released to Interest expense. net as debt payments are paid or accrued. The ineffective portion is recognized as Other income (expense). The fair value of this swap was $2,133 at September 30, 2008, and was included in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2008, the Company has other comprehensive loss of $2,133 related to the effectively hedged portion of the swap. There was no hedge ineffectiveness over this period. Over the next 12 months, the Company expects to reclassify $1,889 of deferred losses on derivative instruments from Accumulated other comprehensive income to earnings due to the payment of variable interest associated with the floating 2005 Senior Credit Facility.

  TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per share amounts)

    The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of September 30, 2008.

    The 2005 Senior Credit Facility provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $9,898 at September 30, 2008. After giving effect to letters of credit and $518,750 in borrowings under the Domestic Revolver, total availability under the Revolvers was $111,352 at September 30, 2008.

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

    Bernalillo County also agreed to issue Series 2005B Taxable Fixed Rate Industrial Revenue Bonds (the Series B Bonds, and collectively with the Series A Bonds, the Bonds). The Series B Bonds were sold to Tempur World LLC, and will be held by Tempur World, LLC representing the Company’s equity in the Project. In connection with issuance of the Series B Bonds, the Company made an investment in Series B bonds in a like amount. The Company has the right to offset the Series B Bonds against its investment in the Series B Bonds, and accordingly, the amounts have been recorded net in the accompanying Condensed Consolidated Balance Sheets. On September 1, 2008, Tempur World, LLC redeemed the majority of the outstanding Series B Bonds in the amount of $23,002. The remaining $100 of the outstanding Series B Bonds have a final maturity date of September 1, 2030. The interest rate on the Series B Bonds is fixed at 7.75%.

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

    TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per share amounts)

    The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  At September 30, 2008, the Company had only an interest rate swap and foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for restrictions and other terms specific to the contracts. The following table provides a summary of the fair value of measurements by level for assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2008 Using:
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$2,133	$—	$2,133	$—
Foreign currency forward contracts	394		394

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

    (b) Share Repurchase Programs—On January 25, 2007, the Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock. The Company repurchased 3,840 shares of the Company’s common stock for a total of $100,000 and completed purchases from this authorization in June 2007. On July 19, 2007, the Board of Directors approved an additional share repurchase authorization to repurchase up to $200,000 of the Company’s common stock. The Company repurchased 6,561 shares of the Company’s common stock for approximately $200,000 and completed purchases from the July 2007 authorization in September 2007. On October 16, 2007, the Board of Directors authorized an additional share repurchase authorization of up to $300,000 of the Company’s common stock. During the three months ended December 31, 2007, the Company repurchased 659 shares of the Company’s common stock for approximately $19,900. Under the existing share repurchase authorization, the Company has $280,100 available for repurchase.  No shares were repurchased during the nine months ended September 30, 2008. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company and a committee of the Board deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per share amounts)

    (c) Dividend Program—The Company’s Board of Director’s declared a first quarter 2008 dividend of $0.08 per common share, which was paid on March 14, 2008 to stockholders of record as of February 27, 2008. The Company’s Board of Director’s declared a second quarter 2008 dividend of $0.08 per common share which was paid on June 16, 2008 to stockholders of record as of May 31, 2008. The Company’s Board of Director’s declared a third quarter 2008 dividend of $0.08 per common share which was paid on September 12, 2008 to stockholders of record as of August 29, 2008. On October 16, 2008, the Company announced that it would suspend the payment of its quarterly cash dividend.

(7) Stock-Based Compensation

    The Company applies the provisions of SFAS 123(R), which establishes the accounting for employee stock-based awards. The Company currently has three stock-based compensation plans: the 2002 Option Plan (the 2002 Plan), the 2003 Equity Incentive Plan (the 2003 Plan) and the 2003 Employee Stock Purchase Plan (the ESPP) which are described under the caption “Stock-based Compensation” in the notes to the Consolidated Financial Statements of the Company’s Form 10-K for the year ended December 31, 2007.

    The Company granted new options to purchase 9 and 2,132 shares of common stock during the three and nine months ending September 30, 2008, respectively, and recognized compensation expense associated with these grants of approximately $677 and $1,100 during the three and nine months ended September 30, 2008, respectively. The Company granted new options to purchase 18 and 402 shares of common stock during the three and nine months ended September 30, 2007, respectively, and recognized compensation expense associated with these grants of approximately $453 and $752 during the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, there was $6,636 of unrecognized compensation expense associated with the options granted in 2008, which is expected to be recorded over the weighted average remaining vesting period of 3.3 years. The options granted in the three months ended September 30, 2008 had a weighted average grant-date fair value of $2.44 per option, as determined by the Black-Scholes option pricing model using the following assumptions:

Expected volatility of stock	59.5%
Expected life of options, in years	2.0
Risk-free interest rate	2.5%
Expected dividend yield on stock	3.8%

    The Company recorded approximately $2,060 and $1,701 of total stock-based compensation expense for the three months ended September 30, 2008 and 2007, respectively. The Company recorded $6,101 and $5,081 of total stock-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively.

 (8) Accumulated Other Comprehensive Income

    The components of Accumulated other comprehensive income are as follows:

	September 30,	December 31,
	2008	2007
Derivative instruments accounted for as hedges, net of tax of $832	$(1,301)	$—
Foreign currency translation	3,744	13,550
Accumulated other comprehensive income	$2,443	$13,550

    Comprehensive income for the three months ended September 30, 2008 and 2007 was $2,220 and $44,496, respectively.  Comprehensive income for the nine months ended September 30, 2008 and 2007 was $46,705 and $109,123.

 (9) Commitments and Contingencies

    (a) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of September 30, 2008.

   TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per share amounts)

    (b) Securities Litigation— Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International’s stock between April 22, 2005 and September 19, 2005 (the Securities Law Action).  These actions were consolidated, and a consolidated complaint was filed on February 27, 2006 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Lead plaintiffs alleged that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006 lead plaintiffs were permitted to file an amended complaint. The Company filed a Motion to Dismiss the Securities Law Action and on March 28, 2008, the Court granted that motion, dismissing all claims in the case with prejudice. The Court also entered final judgment in favor of the Company and all other defendants on March 28, 2008. The plaintiffs filed a notice of appeal from that judgment on April 24, 2008. Since filing the notice of appeal, the plaintiffs agreed to a stipulation to dismiss appeal with prejudice, which was entered on June 19, 2008, which fully and finally resolved the Securities Law Action in favor of the Company and all other defendants.

    Derivative Complaints—On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International, purportedly derivatively on behalf of the Company (the Derivative Complaints).  The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International’s securities on the basis of material non-public information in 2005.  In addition, the Delaware Derivative Complaint asserted a claim for breach of fiduciary duty with respect to the disclosures that also were the subject of the Securities Law Action described above. After the dismissal of the Securities Law Action, a Stipulation of Dismissal and Agreed Order was entered in the Kentucky court action on April 28, 2008. Similarly, a Stipulation and Order of Dismissal with prejudice was entered in the Delaware court action on July 23, 2008.

    Antitrust Action—On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the Antitrust Action).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, the Company filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the Plaintiffs filed a “Motion to Alter or Amend Judgment.” On May 1, 2008, that motion was denied. The plaintiffs filed a Notice of Appeal of these decisions on May 14, 2008, the parties have fully briefed the matter, and oral argument is currently scheduled for the week of December 8, 2008. The Company continues to strongly believe that the Antitrust Action lacks merit, and intends to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operation. Accordingly, the Company cannot make an estimate of the possible range of loss.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per share amounts)

(10) Income Taxes

    The Company’s effective tax rate for the three months ended September 30, 2008 was 34.4%.  For the same period in 2007, the effective tax rate was 34.5%.  The Company’s effective tax rate for the nine months ended September 30, 2008 was 34.2%.  For the same period in 2007, the effective tax rate was 34.3%. Reconciling items between the federal statutory income tax rate of 35.0% and the effective tax rate include certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, foreign income currently taxable in the U.S., the production activities deduction, and certain other permanent differences.

    The Company has not provided for U.S. federal, state income and foreign withholding taxes on $276.9 million of undistributed earnings from non-U.S. operations as of September 30, 2008 because the Company intends to reinvest such earnings indefinitely outside of the United States.  If Tempur-Pedic International were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

    On October 24, 2007, the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and underpayment penalties. On January 23, 2008 the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 the Company filed the Bilateral APA with the IRS and the Danish Tax Authority.  The Company believes it has meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary.  During the third quarter of 2008 the gross amount of unrecognized tax benefits relating to this matter was increased by $2.5 million, of which $0.8 million impacted the effective tax rate and $1.6 million was recorded as a component of Goodwill within the accompanying Condensed Consolidated Balance Sheets as it related to periods prior to the Tempur Acquisition.

    In addition to the impact of the above matter on the gross amount of the Company’s unrecognized tax benefits, it is reasonably possible under FIN 48 that the amount of the total unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time. There have been no significant changes to the status of any other unrecognized tax benefits during the quarter ended September 30, 2008. As of September 30, 2008, the amount reserved for unrecognized tax benefits was $9.5 million. Of the $9.5 million of unrecognized tax benefits, $7.9 would impact the effective rate if recognized.

    With a few exceptions, the Company is no longer subject to U.S. federal, state/local, or non-U.S. income tax examinations by tax authorities for years prior to 2005, 2003 and 2000, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per share amounts)
(11) Earnings Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$24,071	$38,818	$57,813	$101,529

Denominator:
Denominator for basic earnings per common share-weighted average shares	74,815	77,725	74,704	81,522
Effect of dilutive securities:
Employee stock options	178	1,448	240	1,547
Denominator for basic earnings per common share-adjusted weighted average shares	74,992	79,173	74,944	83,069

Basic earnings per common share	$0.32	$0.50	$0.77	$1.25

Diluted earnings per common share	$0.32	$0.49	$0.77	$1.22

    The Company excluded 4,932 shares issuable upon exercise of outstanding stock options for the three months ended September 30, 2008 from the Diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or if they were otherwise anti-dilutive. All outstanding stock options are included in the Diluted earnings per common share for the three months ended September 30, 2007. The Company excluded 3,606 and 4 shares issuable upon exercise of outstanding stock options for the nine months ended September 30, 2008 and 2007, respectively.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per share amounts)

    The following table summarizes Total assets by segment:

	September 30,	December 31,
	2008	2007
Total assets:
Domestic	$607,316	$608,346
International	365,546	339,757
Intercompany eliminations	(190,544)	(141,671)
	$782,318	$806,432

    The following tables summarize other segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales from external customers:
Domestic	$165,889	$200,451	$462,308	$546,575
International	86,925	93,643	276,389	271,193
	$252,814	$294,094	$738,697	$817,768

Inter-segment sales:
Domestic
International	$1,237	$921	$2,347	$2,608
Intercompany eliminations	(1,237)	(921)	(2,347)	(2,608)
	$—	$—	$—	$—

Operating income:
Domestic	$21,607	$40,715	$43,613	$99,985
International	21,284	26,834	64,930	76,448
	$42,891	$67,549	$108,543	$176,433

Depreciation and amortization (including stock-based compensation amortization):
Domestic	$6,954	$7,395	$22,785	$22,000
International	2,782	2,762	8,163	8,407
	$9,736	$10,157	$30,948	$30,407

   TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per share amounts)

    The following table sets forth Net sales by product group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Mattresses	$174,869	$207,341	$506,553	$571,916
Pillows	31,414	34,418	91,909	101,094
All other	46,531	52,335	140,235	144,758
	$252,814	$294,094	$738,697	$817,768

(13) Subsequent Events

    On October 21, 2008, the Company’s Board of Directors approved the repatriation of $140.0 million in foreign earnings. The tax charge associated with the repatriation will be approximately $13.0 million, with the final tax effect to be based on the timing and amount of the actual distribution. After giving effect to the repatriation, undistributed earnings from non-U.S. operations reinvested indefinitely outside of the United States would be reduced to $136.9 million. The Company intends to reinvest such earnings indefinitely outside of the United States and has not provided for U.S. federal, state and foreign withholding taxes on these amounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report on Form 10-Q. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, financial flexibility, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, as described under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

Executive Overview

    General—We are the leading manufacturer, marketer and distributor of premium mattresses and pillows which we sell in approximately 80 countries globally under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary pressure-relieving TEMPUR® material is temperature sensitive, has a high density and therapeutically conforms to the body.

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

Strategy

    We believe we are the industry leader in terms of profitability. Our long-term goal is also to become the world’s largest bedding company in terms of revenue. In order to achieve this goal, we expect to continue to pursue certain key strategies:

•	Maintain our focus on premium mattresses and pillows and to regularly introduce new products.

•	Invest in increasing our global brand awareness through advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	Extend our presence and improve our account productivity in both the Domestic and International Retail segments.

•	Invest in our operating infrastructure to meet the requirements of our business, including investments in research and development.

•	Take actions to further improve our financial flexibility and strengthen the business.

Results of Operations

    A summary of our results for the period ended September 30, 2008 includes the following:

•	Earnings per share (EPS) was $0.32 per diluted common share in the third quarter of 2008.

•	As of September 30, 2008, we have reduced Inventories by approximately $36.8 million to $69.7 million, compared to $106.5 million as of December 31, 2007.

•	We reduced total debt by $83.3 million to $518.8 million as of September 30, 2008 from $602.0 from December 31, 2007.

•	Operating cash flow increased 30.0% to $168.9 million for the nine-months ended September 30, 2008 from $129.9 million for the same nine-month period in 2007.

(Millions, except earnings per share)	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Net sales	$252.8	100.0%	$294.1	100.0%	$738.7	100.0%	$817.8	100.0%
Cost of sales	147.3	58.3	152.5	51.8	419.1	56.7	424.0	51.8

Gross profit	105.5	41.7	141.6	48.2	319.6	43.3	393.8	48.2
Selling and marketing expenses	40.0	15.8	48.9	16.6	137.8	18.7	144.6	17.7
General, administrative and other expenses	22.6	9.0	25.2	8.6	73.2	9.9	72.8	8.9

Operating income	42.9	17.0	67.5	23.0	108.6	14.7	176.4	21.6

Interest expense, net	(6.3)	(2.5)	(8.2)	(2.8)	(19.6)	(2.7)	(21.4)	(2.6)
Other income (expense), net	0.1	—	—	—	(1.0)	(0.1)	(0.5)	(0.1)

Income before income taxes	36.7	14.5	59.3	20.1	88.0	11.9	154.5	18.9
Income tax provision	12.6	5.0	20.5	6.9	30.1	4.1	53.0	6.5
Net income	$24.1	9.5%	$38.8	13.2%	$57.9	7.8%	$101.5	12.4%

Earnings per common share:
Basic	$0.32		$0.50		$0.77		$1.25
Diluted	$0.32		$0.49		$0.77		$1.22

Cash dividend per share:	$0.08		$0.08		$0.24		$0.22

Weighted average per common share outstanding:
Basic	74,815		77,725		74,704		81,522
Diluted	74,992		79,173		74,944		83,069

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

    We sell our premium mattresses and pillows through four distribution channels: Retail, Direct, Healthcare, and Third party. The Retail channel sells to furniture and bedding, specialty and department stores. The Direct channel sells directly to consumers. The Healthcare channel sells to hospitals, nursing homes, healthcare professionals and medical retailers. The Third party channel sells to distributors in countries where we do not operate our own wholly owned subsidiaries. A summary of Net sales by channel is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(Millions)	2008	2007	2008	2007	2008	2007
Retail	$216.2	$251.5	$148.0	$177.4	$68.2	$74.1
Direct	11.3	18.0	9.2	15.2	2.1	2.8
Healthcare	11.6	12.4	3.7	4.2	7.9	8.2
Third Party	13.7	12.2	5.0	3.7	8.7	8.5
	$252.8	$294.1	$165.9	$200.5	$86.9	$93.6

    A summary of Net sales by product is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(Millions)	2008	2007	2008	2007	2008	2007
Net sales:
Mattresses	$174.9	$207.3	$121.4	$149.2	$53.5	$58.1
Pillows	31.4	34.4	14.5	18.1	16.9	16.3
Other	46.5	52.4	30.0	33.2	16.5	19.2
	$252.8	$294.1	$165.9	$200.5	$86.9	$93.6

    Net sales. Net sales for the three months ended September 30, 2008 decreased to $252.8 million from $294.1 million for the same period in 2007, a decrease of $41.3 million, or 14.0%. The primary area of sales weakness was in the U.S., coupled with a slowdown in certain European markets.  For the three months ended September 30, 2008, our Retail channel Net sales decreased to $216.2 million from $251.5 million for the same period in 2007, a decrease of $35.2 million, or 14.0%. Our Direct channel Net sales decreased to $11.3 million from $18.0 million for the same period in 2007, a decrease of $6.8 million, or 37.6%.  Our Healthcare channel Net sales decreased to $11.6 million from $12.4 million for the same period in 2007, a decrease of $0.7 million, or 6.0%.  Our Third Party Net sales increased to $13.7 million from $12.2 million for the same period in 2007, an increase of $1.5 million, or 12.0%. The factors that impacted Net sales for each segment are discussed below, in the respective segment discussion. We believe we are facing a challenging economic environment, and are not assuming the economic climate will recover in the short term.

    Domestic. Domestic Net sales for the three months ended September 30, 2008 decreased to $165.9 million from $200.5 million for the same period in 2007, a decrease of $34.6 million, or 17.2%. Our Domestic Retail channel contributed $148.0 million in Net sales for the three months ended September 30, 2008, a decrease of $29.4 million, or 16.6%, as compared to the same period in 2007. We believe that the macroeconomic environment adversely impacted our Domestic Retail channel with many consumers deferring high-end product purchases. Net sales in the Direct channel decreased by $6.0 million, or 39.4%. We believe the macroeconomic environment also negatively impacted Net sales in the Direct channel, as this channel attracts a customers which have also been adversely affected by the economic environment. The Domestic Third Party channel Net sales increased $1.3 million, or 34.5%, to $5.0 million, primarily related to the addition of new customers and the introduction of new products by our North American third party distributor.

    As a result of the macroeconomic environment, mattress sales in the third quarter of 2008 decreased $27.9 million, or 18.7%, over the same period in 2007. Pillow sales decreased $3.5 million, or 19.4%. As many of our pillows are sold along with a mattress, when mattress sales decline, pillow sales also are traditionally impacted. Other sales, which include adjustable bedbases, foundations and other related products, decreased by $3.2 million, or 9.7%. This decrease is primarily related to the decrease in mattress sales, the effects of which have been offset by the emphasized sales of adjustable bedbases.

    International. International Net sales for the three months ended September 30, 2008 decreased to $86.9 million from $93.6 million for the same period in 2007, a decrease of $6.7 million, or 7.2%. On a constant currency basis, our International sales declined approximately 12.8%. Our International segment was primarily impacted by macroeconomic factors in certain European markets. The International Retail channel decreased $5.8 million, or 7.9%, for the three months ended September 30, 2008. International mattress sales in the third quarter of 2008 decreased $4.6 million, or 7.9%, over the third quarter of 2007. Pillow sales for the third quarter of 2008 increased $0.5 million, or 2.9%, as compared to the third quarter of 2007.

    Gross profit. Gross profit for the three months ended September 30, 2008 decreased to $105.5 million from $141.6 million for the same period in 2007, a decrease of $36.1 million, or 25.5%. Several factors impacted our Gross profit margin during the quarter. These factors are identified and discussed below in the respective segment discussions.

    Domestic. Domestic Gross profit for the three months ended September 30, 2008 decreased to $58.8 million from $87.7 million for the same period in 2007, a decrease of $28.9 million, or 33.0%.  The Gross profit margin in our Domestic segment was 35.4% and 43.7% for the three months ended September 30, 2008 and September 30, 2007, respectively. For the three months ended September 30, 2008, the gross margin declined resulting from a combination of lower Direct channel Net sales, raw material cost inflation and lower production volumes related to the decrease in Net sales and our efforts to reduce inventories. Domestic Cost of sales for the three months ended September 30, 2008 decreased to $107.1 million from $112.8 million for the same period in 2007, a decrease of $5.6 million, or 5.0%.

    International. International Gross profit for the three months ended September 30, 2008 decreased to $46.7 million from $53.9 million for the same period in 2007, a decrease of $7.2 million, or 13.4%. The Gross profit margin in our International segment was 53.8% and 57.6% for the three months ended September 30, 2008 and September 30, 2007, respectively. The Gross profit margin for our International segment was impacted by raw material cost inflation and lower production volumes related to the decrease in Net sales and our efforts to reduce inventories. Our International Cost of sales for the three months ended September 30, 2008 increased to $40.2 million from $39.7 million for the same period in 2007, an increase of $0.5 million, or 1.2%.

    Selling and marketing expenses. Selling and marketing expenses include advertising and media production; other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials; and sales force and customer service compensation. We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. Selling and marketing expenses decreased to $40.0 million for the three months ended September 30, 2008 as compared to $48.9 million for the three months ended September 30, 2007. Selling and marketing expenses as a percentage of Net sales were 15.8% and 16.6% for the three months ended September 30, 2008 and 2007, respectively. During the third quarter of 2008, we aligned Selling and marketing expenses with our revised full-year sales expectations primarily through leveraging advertising expenditures and cost control initiatives put in place earlier in the year.

    General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions, and research and development costs. General, administrative and other expenses decreased to $22.6 million for the three months ended September 30, 2008 as compared to $25.2 million for the three months ended September 30, 2007, a decrease of $2.6 million, or 10.3%. General, administrative and other expenses as a percentage of Net sales was 9.0% and 8.6% for the three months ended September 30, 2008 and 2007, respectively. We decreased our expenditures consistent with the cost control initiatives that were introduced earlier in the year. This effect was offset by an increase in our bad debt expense associated with the accounts-receivable from a U.S. customer seeking to reorganize its operations under Chapter 11 of the Bankruptcy Code.

    Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $6.3 million for the three months ended September 30, 2008, as compared to $8.2 million for the three months ended September 30, 2007, a decrease of $2.0 million, or 23.8%. The decrease is primarily attributable to a decrease in overall debt as well as a decrease in interest rates. The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. On May 29, 2008, we entered into an interest rate swap agreement effective May 30, 2008, to manage interest costs and the risk associated with changing interest rates. Under this swap, the Company pays at a fixed rate and receives payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $350.0 million of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time.

    Income tax provision. Our Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations. Our effective income tax rates for the three months ended September 30, 2008 and for the three months ended September 30, 2007 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

    Our effective tax rate for the three months ended September 30, 2008 was 34.4%.  For the same period in 2007, the effective tax rate was 34.5%.

    On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and underpayment penalties. On January 23, 2008 the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the IRS and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 the Company filed the Bilateral APA with the IRS and the Danish Tax Authority.  We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary.  For the three months ended September 30, 2008, the gross amount of tax reserves relating to this matter was increased by $2.5 million, of which $0.8 million impacted the effective tax rate with $1.6 million was recorded as a component of Goodwill as it related to periods prior to the acquisition of Tempur World, Inc. in November 2002.

    In addition to the impact of the above matter on the gross amount of the Company’s unrecognized tax benefits, it is reasonably possible under FIN 48 that the amount of the total unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.  There have been no significant changes to the status of any other unrecognized tax benefits during the quarter ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

    A summary of Net sales by channel is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(Millions)	2008	2007	2008	2007	2008	2007
Retail	$623.5	$681.4	$407.2	$472.4	$216.3	$209.0
Direct	37.5	60.7	31.2	52.8	6.3	7.9
Healthcare	36.4	35.4	12.1	10.8	24.3	24.6
Third Party	41.3	40.3	11.9	10.6	29.4	29.7
	$738.7	$817.8	$462.4	$546.6	$276.3	$271.2

    A summary of Net sales by product is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(Millions)	2008	2007	2008	2007	2008	2007
Net sales:
Mattresses	$506.6	$572.0	$336.6	$406.7	$170.0	$165.3
Pillows	91.8	101.1	40.1	48.4	51.7	52.7
Other	140.3	144.7	85.7	91.5	54.6	53.2
	$738.7	$817.8	$462.4	$546.6	$276.3	$271.2

    Net sales. Net sales for the nine months ended September 30, 2008 decreased to $738.7 million from $817.8 million for the same period in 2007, a decrease of $79.1 million, or 9.7%. The primary area of sales weakness was in the U.S., coupled with a slowdown in certain European markets. For the nine months ended September 30, 2008, our Retail channel Net sales decreased to $623.5 million from $681.4 million for the same period in 2007, a decrease of $57.9 million, or 8.5%. Our Direct channel Net sales decreased to $37.5 million from $60.7 million for the same period in 2007, a decrease of $23.3 million, or 38.3%.  Our Healthcare channel Net sales increased to $36.4 million from $35.4 million for the same period in 2007, an increase of $1.0 million, or 2.9%. Our Third Party Net sales increased to $41.3 million from $40.3 million for the same period in 2007, an increase of $1.0 million, or 2.6%. The factors that impacted Net sales for each segment are discussed below in the respective segment discussion.

    Domestic. Domestic Net sales for the nine months ended September 30, 2008 decreased to $462.4 million from $546.6 million for the same period in 2007, a decrease of $84.3 million, or 15.4%. Our Domestic Retail channel contributed $407.2 million in Net sales for the nine months ended September 30, 2008 for a decrease of $65.2 million, or 13.8%, over the prior year same period.  This decrease is due primarily to a challenging U.S. macroeconomic environment. The Healthcare channel Net sales increased $1.2 million, or 11.3%, as a result of our distribution partnerships and strategic relationships with healthcare companies who market joint product offerings through their established distribution, offset by the elimination of certain small Healthcare partners. Our Third Party channel Net sales increased $1.3 million, or 12.7%, as a result of certain new customers and new product introductions by our North American third party distributor. Our Direct channel Net sales decreased 40.9%, which was a result of the challenges in the U.S. macroeconomic environment.  Domestic mattress sales decreased $70.1 million, or 17.2%, over the same period in 2007, driven by the decreases in our Retail channel. Pillow sales decreased $8.2 million, or 16.9%. Many of our pillow products are sold with mattress purchases. As a result, when mattress sales decline, pillow sales are also traditionally impacted.

    International. International Net sales for the nine months ended September 30, 2008 increased to $276.3 million from $271.2 million for the same period in 2007, an increase of $5.2 million, or 1.9%. The increase was driven by favorable foreign exchange rates in 2008. On a constant currency basis, our International sales declined by approximately 8.2%.  Our International segment was primarily impacted by macroeconomic factors in certain key European markets, primarily late in the second quarter and in the third quarter. The International Retail channel increased $7.3 million, or 3.5%, for the nine months ended September 30, 2008. Our Direct channel Net sales decreased 20.6%.  Our Third party sales decreased 1.0%. Additionally, our Healthcare channel Net sales decreased $0.2 million, or 0.8%.  International mattress sales increased $4.7 million, or 2.8%, as compared to 2007. Pillow sales for the nine months ended September 30, 2008 decreased $1.0 million, or 1.9% as compared to the same period in 2007.

    Gross profit. Gross profit for the nine months ended September 30, 2008 decreased to $319.6  million from $393.8 million for the same period in 2007, a decrease of $74.3 million, or 18.9%. Several factors impacted our Gross profit margin during the quarter. These factors are identified and discussed below in the respective segment discussions.

    Domestic. Domestic Gross profit for the nine months ended September 30, 2008 decreased to $170.0 million from $237.5 million for the same period in 2007, a decrease of $67.6 million, or 28.4%.  The Gross profit margin in our Domestic segment was 36.8% and 43.5% for the nine months ended September 30, 2008 and September 30, 2007, respectively. The decrease in our Gross profit margin for the Domestic segment was impacted by declines in the Direct channel, an inflationary raw material cost environment and reduced production levels resulting from lower sales and our efforts to reduce inventories. Our Domestic Cost of sales decreased to $292.3 million for the nine months ended September 30, 2008 as compared to $309.1 million for the nine months ended September 30, 2007, a decrease of $16.7 million, or 5.4%.

    International. International Gross profit for the nine months ended September 30, 2008 decreased to $149.6 million from $156.3 million for the same period in 2007, a decrease of $6.7 million, or 4.3%. The Gross profit margin in our International segment was 54.1% and 57.6% for the nine months ended September 30, 2008 and September 30, 2007, respectively. For the nine months ended September 30, 2008, the Gross profit margin for our International segment was primarily impacted by an inflationary raw material cost environment and by decreased production levels related to lower sales and our efforts to reduce inventories. Our International Cost of sales for the nine months ended September 30, 2008 increased to $126.8 million from $114.9 million for the same period in 2007, an increase of $11.9 million, or 10.3%.

    Selling and marketing expenses. Selling and marketing expenses decreased to $137.8 million for the nine months ended September 30, 2008 as compared to $144.6 million for the nine months ended September 30, 2007. Selling and marketing expenses as a percentage of Net sales increased to 18.7% for the nine months ended September 30, 2008 from 17.7% for the same period for 2007. For the first quarter of 2008, much of our cost structure was in place and we were limited in our ability to take actions to reduce our selling and marketing costs to match our reduced sales levels. In the second and third quarters we were able to better align Selling and marketing expenses with our revised sales expectations through leveraging advertising and cost control initiatives put in place earlier in the year.

    General, administrative and other expenses. General, administrative and other expenses remained relatively even, at $73.2 million for the nine months ended September 30, 2008, in comparison to $72.8 million for the nine months ended September 30, 2007. General, administrative and other expenses as a percentage of Net sales was 9.9% and 8.9% for the nine months ended September 30, 2008 and 2007, respectively. For the first quarter of 2008, much of our cost structure was in place and we were limited in our ability to take actions to reduce our General, administrative and other expenses to match our reduced sales levels. In the second and third quarters, we were able to decrease General, administrative and other expenses through cost control initiatives to better align with our revised sales expectations.

    Interest expense, net. Interest expense, net, decreased to $19.6 million for the nine months ended September 30, 2008, as compared to $21.4 million for the nine months ended September 30, 2007, a decrease of $1.8 million, or 8.2%. The decrease is related to a lower level of long-term debt as of September 30, 2008, as compared to the same time period in 2007 as well as lower interest rates on our 2005 Senior Credit Facility.

    Income tax provision. Our effective income tax rates for the nine months ended September 30, 2008 and 2007 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

    Our effective tax rate for the nine months ended September 30, 2008 was 34.2%.  For the same period in 2007, the effective tax rate was 34.3%.

Liquidity and Capital Resources

Liquidity

    Our principal sources of funds are cash flows from operations and borrowings. Our principal uses of funds consist of capital expenditures, payments of principal and interest on our debt facilities, payments of dividends to our shareholders and share repurchases from time to time pursuant to our share repurchase program. At September 30, 2008, we had working capital of $173.8 million including Cash and cash equivalents of $87.7 million as compared to working capital of $200.0 million including $33.3 million in Cash and cash equivalents as of December 31, 2007. The increase in cash was primarily attributable to the focus on improving cash flow during the nine months ended September 30, 2008.

    Our cash flow from operations increased to $168.9 million for the nine months ended September 30, 2008 as compared to $129.9 million for the nine months ended September 30, 2007. During 2008, we have been focused on driving our working capital improvements to maximize operating cash flow to increase our financial flexibility. The increase in operating cash flow for the period ending September 30, 2008, was primarily a result of reductions in Inventory and Accounts receivable. The decrease in inventory levels resulted in a cash inflow of approximately $36.7 million while Accounts receivable resulted in a cash inflow of approximately $18.6 million, the effects of which were offset by lower Net income.

    Net cash used in investing activities decreased to $9.8 million for the nine months ended September 30, 2008 as compared to $14.4 million for the nine months ended September 30, 2007, a decrease of $4.6 million. The decrease is primarily related to decreased capital expenditures and acquisitions.

    Cash flow used by financing activities was $100.4 million for the nine months ended September 30, 2008 as compared to $108.9 million for the nine months ended September 30, 2007, representing a decrease in cash outflows of $8.5 million. During 2008 we have focused on reducing our outstanding borrowings to improve our financial flexibility. During 2008 we used excess cash flows to reduce our outstanding borrowings and we did not make any repurchases under our stock repurchase authorizations during 2008. In addition, on October 16, 2008, we announced that we would suspend the payment of our quarterly cash dividend, and as a result we expect to redirect the use of approximately $6.0 million in the fourth quarter to debt repayment.

    On October 21, 2008, our Board of Directors approved the repatriation of $140.0 million in foreign earnings. The tax charge associated with the repatriation will be approximately $13.0 million, with the final tax effect to be based on the timing and amount of the actual distribution.

Capital Expenditures

    Capital expenditures totaled $7.8 million for the nine months ended September 30, 2008 and $8.2 million for the nine months ended September 30, 2007. We currently expect our 2008 capital expenditures to be $12.0 million.

Debt Service

    Our long-term debt decreased to $518.8 million as of September 30, 2008 from $601.8 million as of December 31, 2007. After giving effect to $518.8 million in borrowings under the 2005 Senior Credit Facility and letters of credit outstanding, total availability under the Revolvers was $111.4 million as of September 30, 2008.

    On April 1, 2008, Tempur Production redeemed all outstanding Series 2005A Taxable Variable Rate Industrial Revenue Bonds (Series A Bonds) in the amount of $57.8 million.  The redemption price plus accrued interest was funded by a $58.0 million borrowing under our domestic revolving credit facility. In connection with the redemption, the letter of credit supporting the Series A Bonds was retired, resulting in no additional indebtedness outstanding under the 2005 Senior Credit Facility.

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

Stockholders’ Equity

    Share Repurchase Program—On January 25, 2007, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. We repurchased 3,840 shares of our common stock for a total of $100.0 million from the January 2007 authorization and completed purchases from this authorization in June 2007. On July 19, 2007, our Board of Directors approved an additional share repurchase authorization to repurchase up to $200.0 million of our common stock. We repurchased 6,561 shares of our common stock for approximately $200.0 million from the July 2007 authorization and completed purchases from the July authorization in September 2007. On October 16, 2007, our Board of Directors authorized an additional share repurchase authorization of up to $300.0 million of our common stock. Under the existing share repurchase authorization, we have $280.1 million available for repurchase. No shares were repurchased during the nine months ended September 30, 2008. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as we deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

    Dividend Program—Our Board declared a first quarter 2008 dividend of $0.08 per common share, which was paid on March 14, 2008 to stockholders of record as of February 27, 2008. Our Board declared a second quarter 2008 dividend of $0.08 per common share which was paid on June 16, 2008 to stockholders of record as of May 31, 2008. Our Board declared a third quarter 2008 dividend of $0.08 per common share which was paid on September 12, 2008 to stockholders of record as of August 29, 2008. On October 16, 2008, we announced that we would suspend the payment of our quarterly cash dividend.

Factors That May Affect Future Performance

    General Business and Economic Conditions—Our business may be affected by general business and economic conditions that could have an impact on demand for our products. The U.S. macroeconomic environment remained challenging during the third quarter of 2008 and contributed to what we believe is a slowdown in the mattress industry. Based on industry data and retailer feedback, we believe average selling prices in the industry are trending lower as many consumers defer high-end mattress purchases. In addition, our international segment experienced further weakening as a result of certain consumer trends in several European markets. We expect the economic environment in the U.S. and Europe to continue to be challenging.

    In light of the macroeconomic environment, we took steps to further align our cost structure with our anticipated level of Net sales. In addition, maintaining financial flexibility is our primary short-term focus, and we made substantial progress during the third quarter of 2008 in reducing our inventory, improving collections, lowering expenses and paying down debt. During the fourth quarter of 2008, we will continue our new product rollout across the globe, and we remain firmly committed to our business model, advertising strategy and premium product focus.

Managing Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $1,106.7 million in 2007 and $738.7 million for the nine months ended September 30, 2008. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to enhance operating and financial infrastructure. These expenditures, as well as expenditures for advertising and other marketing-related activities, are made as the continued growth in the business allows us the ability to invest. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

Gross Margins—Our gross margin is primarily impacted by product and channel mix, volume incentives offered to certain retail accounts, operational efficiency and the cost of raw material. Our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than our pillows and are sold with lower margin products such as foundations and bed frames, and our overall product mix has shifted to mattresses and other products over the last several years. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. Future increases in raw material prices also could have a negative impact on our gross margin if we do not raise prices to cover increased cost.

Competition—Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. We compete with a number of different types of mattress alternatives, including standard innerspring mattresses, other foam mattresses, waterbeds, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture and bedding stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, and catalogs.

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

Significant Growth Opportunities—We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By expanding our brand awareness and offering superior sleep surfaces, we believe consumers will continue to adopt our products at an increasing rate, which should expand our market share. Our business may be affected by general business and economic conditions that could have an impact on demand for our products. We believe that the premium and specialty bedding categories that we target will continue to grow at a faster rate over the long-term than the overall mattress industry and we believe we will continue to experience the benefits of this consumer adoption.

Our ability to take market share also depends on our ability to successfully launch new products. In the past, we have seen retailers and consumers respond well to our new product development and technological superiority.

In addition, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts provides for continued growth opportunities and market share gains. Our products are currently sold in approximately 6,800 furniture and bedding retail stores in the U.S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 7,000 to 8,000 over time. Our products are also sold in approximately 5,100 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

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

Financial Leverage—As of September 30, 2008, we had $518.8 million of total Long-term debt outstanding, and our Stockholders’ Equity was $84.4 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. We believe that operating margins driven by Net sales resulting from volume and price, productivity improvements and cost containment activities will enable us to continue to decrease our financial leverage. There can be no assurance; however, that our business will generate sufficient cash flow from operations or that future borrowing will be available under our 2005 Senior Credit Facility.

Through a repatriation of foreign earnings, suspending the dividend, and modest debt rebalancing between our domestic and international segments, we should be able to reduce debt faster. These actions, coupled with working capital and expense management, should increase our financial flexibility.

Exchange Rates—As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic subsidiaries and their customers and suppliers, as well as between the Tempur-Pedic subsidiaries themselves. These hedging transactions may not succeed in effectively managing our foreign currency exchange rate risk. We typically do not apply hedge accounting to these contracts. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

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

Critical Accounting Policies and Estimates

    For a discussion of our critical accounting policies and estimates, see “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies and estimates in 2008.

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

    We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates that the potential loss in fair value on foreign currency forward contracts outstanding at September 30, 2008, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. Dollar, is $0.2 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

    We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

    We are exposed to changes in interest rates. Our 2005 Senior Credit Facility has a variable rate. On May 30, 2008, we entered into an interest rate swap agreement effective May 30, 2008, to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $350.0 million of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time.

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments. As a result, our future earnings and cash flows, assuming other factors are held constant. On September 30, 2008, we had variable-rate debt of approximately $168.8 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $1.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

    During our third quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

    Securities Law Action—Between October 7, 2005 and November 21, 2005, five complaints were filed against Tempur-Pedic International and certain of its directors and officers in the United States District Court for the Eastern District of Kentucky (Lexington Division) purportedly on behalf of a class of shareholders who purchased Tempur-Pedic International’s stock between April 22, 2005 and September 19, 2005 (the Securities Law Action).  These actions were consolidated, and a consolidated complaint was filed on February 27, 2006 asserting claims under Sections 10(b) and 20(a) of the Exchange Act. Lead plaintiffs alleged that certain of Tempur-Pedic International’s public disclosures regarding its financial performance between April 22, 2005 and September 19, 2005 were false and/or misleading. On December 7, 2006 lead plaintiffs were permitted to file an amended complaint. The Company filed a Motion to Dismiss the Securities Law Action and on March 28, 2008, the Court granted that motion, dismissing all claims in the case with prejudice. The Court also entered final judgment in favor of the Company and all other defendants on March 28, 2008. The plaintiffs filed a notice of appeal from that judgment on April 24, 2008. Since filing the notice of appeal, the plaintiffs agreed to a stipulation to dismiss appeal with prejudice, which was entered on June 19, 2008, which fully and finally resolved the Securities Law Action in favor of the Company and all other defendants.

    Derivative Complaints—On November 10, 2005 and December 15, 2005, complaints were filed in the state courts of Delaware and Kentucky, respectively, against certain officers and directors of Tempur-Pedic International, purportedly derivatively on behalf of the Company (the Derivative Complaints).  The Derivative Complaints assert that the named officers and directors breached their fiduciary duties when they allegedly sold Tempur-Pedic International’s securities on the basis of material non-public information in 2005.  In addition, the Delaware Derivative Complaints asserted a claim for breach of fiduciary duty with respect to the disclosures that also are the subject of the Securities Law Action described above. After the dismissal of the Securities Law Action, the parties filed a Stipulation of Dismissal and Agreed Order in the Kentucky court action which was entered on April 28, 2008. Similarly, a Stipulation and Order of Dismissal with prejudice was entered in the Delaware court action on July 23, 2008.

    Antitrust Action—On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (the Antitrust Action).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007,we filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the Plaintiffs filed a “Motion to Alter or Amend Judgment.” On May 1, 2008, that motion was denied. The plaintiffs filed a Notice of Appeal of these decisions on May 14, 2008, the parties have fully briefed the matter, and oral argument is currently scheduled for the week of December 8, 2008. We continue to strongly believe that the Antitrust Action lacks merit, and intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operation. Accordingly, we cannot make an estimate of the possible range of loss.

    We are involved in various other legal proceedings incidental to the operations of its business. We believe that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse affect on its business, financial condition, liquidity, or operating results.

ITEM 1A.	RISK FACTORS

    In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item IA of Part I of our annual report on Form 10-K, some of which are updated below. These risks are not the only ones facing the Company. Please also see “Special Note Regarding Forward-Looking Statements” on page 3.

General business and economic conditions could reduce our sales and profitability.

    Our business can be affected by general business and economic conditions, both in the United States and abroad. Given the extent of our business in the United States, we could be exposed to downturns in the United States economy which could have a significant adverse impact on demand for our products. In addition in a poor economic environment there is a greater likelihood that more of our customers or retailers could become delinquent on their obligations to us or go bankrupt, which, in turn, could result in a higher level of charge-offs and provision for credit losses, all of which would adversely affect our earnings. General business and economic conditions that could affect us include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we operate. In addition, if the general business and economic conditions were to further decline, we could experience additional bad debt expenses, related to our customers experiencing credit difficulties or who go bankrupt.

We are subject to risks from our international operations, such as increased costs and the potential absence of intellectual property protection, which could impair our ability to compete and our profitability.

    We currently conduct international operations in approximately 80 countries, and we continue to pursue additional international opportunities. We generated approximately 37.4% of our Net sales from non-U.S. operations during the nine months ended September 30, 2008. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, and labor issues.

As a multinational company, we are subject to risks relating to income tax treatment that could affect our liquidity and/or our profitability.

    On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is $39.3 million including interest and underpayment penalties. On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the IRS and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008, we filed the Bilateral APA with the IRS and the Danish Tax Authority. We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary.  During the third quarter, the gross amount of unrecognized tax benefits relating to this matter was increased by $2.5 million, of which $0.8 million impacted the effective tax rate and $1.6 million was recorded as a component of Goodwill as it related to periods prior to November 1, 2002.

    In addition to the impact the matter described above may have on the gross amount of the Company’s unrecognized tax benefits, it is reasonably possible under FIN 48 that the amount of the total unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.  There have been no significant changes to the status of any other unrecognized tax benefits during the quarter ended September 30, 2008.

Our leverage limits our flexibility and increases our risk of default.

    As of September 30, 2008, we had $518.8 million in total Long-term debt outstanding. In addition, as of September 30, 2008, our Stockholders’ Equity was $84.4 million. Between October 2005 and September 30, 2008, we repurchased a total of $540.0 million in common stock pursuant to stock repurchase authorizations authorized by our Board of Directors. We funded the repurchase in part through borrowings under our 2005 Senior Credit Facility, which has substantially increased our leverage.

    Our Board of Directors may authorize additional share repurchases in the future and we may fund these repurchases with debt. On February 19, 2008 our Board of Directors declared a first quarter 2008 dividend to stockholders of record as of February 27, 2008. On June 16, 2008 our Board of Directors declared a second quarter 2008 dividend to stockholders of record as of May 31, 2008. On August 15, 2008 our Board of Directors declared a third quarter 2008 dividend to stockholders of record as of August 29, 2008. On October 16, 2008, we announced that we would suspend the payment of our quarterly cash dividend.

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

    As of October 29, 2008, our executive officers, directors, and their respective affiliates own, in the aggregate, approximately 12% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.

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

    We are subject to interest rate risk in connection with our issuance of variable rate debt under our 2005 Senior Credit Facility. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $1.7 million for each 1.0% increase in interest rates. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part I of this report.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

10.1	First Amendment to Stock Option Agreement by and between Tempur-Pedic International Inc. and H. Thomas Bryant dated as of July 8, 2008. (1)

31.1	Certification of Chief Executive Officer, pursuant to Secruities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange to Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Indicates management contract or compensatory plan or arrangement.
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

TEMPUR-PEDIC INTERNATIONAL INC.
(Registrant)

Date: October 29, 2008	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President, Chief Financial Officer,
and Secretary