Form 10-K
period 2008-12-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2009-02-12
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒          Accelerated filer ☐          Non-Accelerated filer ☐

Smaller Reporting Company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The aggregate market value of the common equity held by nonaffiliates of the registrant on June 30, 2008, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $535,805,581.

The number of shares outstanding of the registrant’s common stock as of February 11, 2009 was 74,894,372 shares.

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, the impact of the macroeconomic environment in both the U.S. and internationally on sales, investments in operating infrastructure, decrease in capital expenditures, the impact of consumer confidence and the current credit market, the impact of the adoption of recently issued accounting pronouncements, the antitrust class action lawsuit and similar issues, and pending tax assessments, statements regarding our financial flexibility, statements relating to the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market, expand business within established accounts, reduce costs and operating expenses and improve manufacturing productivity, the impact of net operating losses, the initiatives to improve gross margin, the vertical integration of our business, our ability to source raw materials effectively, the development, rollout and market acceptance of new products, our ability to further invest in the business and in brand awareness, ability to meet financial obligations, the effects of changes in foreign exchange rates on our reported earnings, our expected sources of cash flow, our ability to effectively manage cash and our debt/leverage ratio, ability to align costs with sales expectations, and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 7 of Part II of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

TEMPUR® and Tempur-Pedic® are the Company’s trademarks, trade names and service marks. All other trademarks, trade names and service marks used in this annual report on Form 10-K are the property of their respective owners.
i

 PART I

ITEM 1. BUSINESS

General

We are the leading manufacturer, marketer and distributor of premium mattresses and pillows, which we sell in approximately 80 countries under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary, pressure-relieving TEMPUR® material is temperature sensitive, has a high density, and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

We have two reportable operating segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The Domestic operating segment consists of our U.S. manufacturing facilities, whose customers include our U.S. distribution subsidiary and certain third party distributors in the Americas. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Domestic segment. We evaluate segment performance based on Net sales and Operating income. For the results of our business segments, see ITEM 15. Exhibits and Financial Statement Schedules Note 14, “Business Segment Information”, under Part IV of this report.

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

Our principal executive office is located at 1713 Jaggie Fox Way, Lexington, Kentucky 40511 and our telephone number is (800) 878-8889. We were incorporated under the laws of the State of Delaware in September 2002.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge on our website at www.tempurpedic.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

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

The U.S. pillow market has a traditional and a specialty segment. Traditional pillows are generally made of low cost foam or feathers, other than down. Specialty pillows are comprised of all alternatives to traditional pillows, including viscoelastic, foam, sponge, rubber and down.

Our Market Position

We are the worldwide leader in specialty sleep. We are focused on developing, manufacturing and marketing advanced sleep surfaces that help improve the quality of life for people around the world. We believe demand for our products is being driven by significant growth in our core demographic market, increased awareness of the health benefits of a better quality mattress and the shift in consumer preference from firmness to comfort. As consumers continue to prefer alternatives to standard innerspring mattresses, our products become more widely available and as our brand gains broader consumer recognition, we expect that our premium products will continue to attract sales from the standard mattress market.

Superior Product Offerings

Our high-quality, high-density, temperature-sensitive TEMPUR® material distinguishes our products from other products in the marketplace. Viscoelastic pressure-relieving material was originally developed by the U.S. National Aeronautics and Space Administration (NASA) in 1971 in an effort to relieve astronauts of the G–force experienced during lift-off, and NASA subsequently made this formula publicly available. The NASA viscoelastic pressure-relieving material originally proved unstable for commercial use. However, after several years of research and development, we succeeded in developing a proprietary formulation and proprietary process to manufacture a stable, durable and commercially viable product. The key feature of our pressure-relieving TEMPUR® material is its temperature sensitivity. It conforms to the body, becoming softer in warmer areas where the body is making the most contact with the pressure-relieving TEMPUR® material and remaining firmer in cooler areas where less body contact is being made. As the material molds to the body’s shape, the body is supported in the correct anatomical position with the neck and spine in complete therapeutic alignment. Our pressure-relieving TEMPUR® material also has higher density than other viscoelastic materials, resulting in improved durability and enhanced comfort. In addition, clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of pressure ulcers or bed sores, a major problem for elderly and bed-ridden patients.

Increasing Global Brand Awareness

    We sell our products in approximately 80 countries primarily under the TEMPUR® and Tempur-Pedic® brands. We believe consumers in the U.S. and internationally increasingly associate our brand name with premium quality products that enable better overall sleep. Our TEMPUR® brand has been in existence since 1991 and its global awareness is reinforced by our high level of customer satisfaction, as demonstrated by: recognition received by the Arthritis Foundation, the NASA Space Foundation, Good Housekeeping and Consumers Digest. In addition, our products are recommended by more than 25,000 healthcare professionals worldwide and an independent study reported 92% of our customers surveyed have recommended Tempur-Pedic products to others.

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

Strong Financial Performance

Our business generates significant cash flow due to the combination of our sales, gross and operating margins, low maintenance capital expenditures and limited working capital requirements. Further, our vertically-integrated operations generated an average of approximately $0.8 million in Net sales per employee in 2008. For the year ended December 31, 2008, our Gross profit margin and Net income margin were 43.2% and 6.4%, respectively, on Net sales of $927.8 million. Although Net income margin declined in 2008, our business model continues to allow us flexibility to invest in our manufacturing operations, enhance our sales force and marketing, invest in information systems and recruit experienced management and other personnel.

Significant Growth Opportunities

We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. Additionally, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts provides for continued growth opportunities and market shares gains. As of December 31, 2008, our products were sold in approximately 6,700 furniture and bedding retail stores in the U.S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 7,000 to 8,000 over the long-term. Internationally, our products are available in approximately 5,100 furniture retail and department stores, out of a total of approximately 7,000 stores we have identified as appropriate targets. As consumers continue their shift toward the purchase of non-innerspring mattress products and sleep surfaces we believe we are well positioned to capitalize on this growth opportunity.

 Our Products

Mattresses

Our mattresses represented 68.0% of our Net sales in 2008 and are our leading product category in recent years. Our mattresses are composed of proprietary multi-layer, temperature sensitive, pressure-relieving TEMPUR ® material. We offer several mattress models, some of which are covered by one or more patents and/or patent applications. We routinely introduce new mattress models, launch new products and update our existing mattress products in the U.S. and internationally.

Pillows

    Our premium pillow offerings include a variety of styles and represented 12.7% of Net sales in 2008. Our pillows provide plush and pressure-relieving comfort as the temperature sensitive material molds to the body.

Other Products

    Our other products represented 19.3% of our Net sales in 2008. This category includes foundations used to support our mattress products, adjustable beds, and many other types of offerings including a variety of cushions and other comfort products.

Marketing and Sales

We primarily sell at wholesale through three distinct channels: Retail, Healthcare and Third Party. Our top five customers for the years ended December 31, 2008, 2007 and 2006 accounted for approximately 19%, 18% and 15% of our Net sales, respectively. The loss of one or more of these customers could negatively impact our profitability. We market directly to consumers in the U.S. and the United Kingdom through our Direct channel. Our marketing strategy is to increase consumer awareness of the benefits of our products and to further associate our brand name with better overall sleep and premium quality products. In 2007, we launched a new media campaign across all of our U.S. sales channels. This campaign was implemented in the U.S. and rolled out to many of our international markets throughout 2008.

Retail

The Retail channel sells to furniture and bedding retailers, specialty stores, and department stores, among others. Our Retail channel represented 84.2% of Net sales in 2008.

Direct

The Direct channel sells directly to consumers through our call center operations and the internet in the U.S. and the United Kingdom. Our direct response program targets customers in these markets through television, radio, magazine and newspaper product offering advertisements. Our Direct channel represented 5.1% of Net sales in 2008.

Healthcare

The Healthcare channel sells to hospitals, nursing homes, healthcare professionals and medical retailers that utilize our products to treat patients, or may recommend or sell them to their clients. In addition, in the U.S. we are partnering with healthcare vendors in a sales method whereby the vendor integrates our TEMPUR® material into their products to improve patient comfort and wellness. These healthcare partners market our joint product offerings through established distribution channels. This channel represented 5.1% of Net sales in 2008.

Third Party

Third party sales represented 5.6% of Net sales in 2008. We utilize third party distributors to serve markets that are currently outside the range of our wholly-owned subsidiaries. Our approach to these developing markets has allowed us to build sales, marketing and brand awareness with minimal capital risk. We have entered into written and verbal arrangements with third party distributors located in approximately 65 countries.

Seasonality

A significant portion of our Net sales is attributable to sales in our Domestic Retail channel, particularly sales to furniture and bedding stores. We believe that our sales of mattresses and pillows to furniture and bedding stores are subject to modest seasonality inherent in the bedding industry with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters. Internationally, specifically in Europe, we are subject to seasonality with Net sales lower in the third quarter as compared to the other quarters during the year.

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

    Research and Development

Our research and development center located in Duffield, Virginia is designed to facilitate detailed product testing and analysis utilizing state-of-the-art technology. In addition to our research and development efforts, we also devote significant efforts to product development as part of our sales and marketing operations. Research and development expenses, excluding product development, were $6.0 million, $5.9 million and $3.7 million in 2008, 2007 and 2006, respectively.

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

The standard mattress market in the U.S. is dominated by three large manufacturers of innerspring mattresses with nationally recognized brand names: Sealy, Serta, and Simmons. These three competitors also offer premium innerspring mattresses and collectively have a significant share of the premium mattress market in the U.S. Select Comfort Corporation competes in the specialty mattress market and focuses on the air mattress market segment. The balance of the mattress market in the U.S. is served by a large number of other manufacturers, primarily operating on a regional basis. Many of these competitors and, in particular, the three largest manufacturers of innerspring mattresses named above, have significant financial, marketing and manufacturing resources, strong brand name recognition, and sell their products through broader and more established distribution channels. During the past several years, a number of our competitors, including Sealy, Serta and Simmons, have offered viscoelastic mattress and pillow products.

The international market for mattresses and pillows is generally served by a large number of manufacturers, primarily operating on a regional basis. Some of these manufacturers also offer viscoelastic mattress and pillow products.

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of many of our mattress and pillow products. As of December 31, 2008, we held 19 U.S. patents, expiring at various points between 2013 and 2025, and had 26 U.S. patent applications pending. We also held 62 foreign patents and had 41 foreign patent applications pending.

As of December 31, 2008, we held 532 trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. TEMPUR® and Tempur-Pedic® are trademarks registered with the United States Patent and Trademark Office. In addition, we have U.S. applications pending for additional marks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the mark remains in use.

Governmental Regulation

Our operations are subject to state, local and foreign consumer protection and other regulations relating to the mattress and pillow industry. These regulations vary among the states and countries in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. The U.S. Consumer Product Safety Commission has adopted rules relating to fire retardancy standards for the mattress and pillow industry. Many foreign jurisdictions also regulate fire retardancy standards. Future changes to these standards may require modifications to our products to comply with these additional standards. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products. We have made and will continue to make capital and other expenditures necessary to comply with all these requirements. We believe that we are in substantial compliance with the applicable federal, state, local, and foreign rules and regulations governing our business.

Employees

As of December 31, 2008, we had approximately 1,200 employees, with approximately 550 in the U.S., 250 in Denmark and 400 in the rest of the world. Certain of our employees in Denmark are covered by a government labor union contract as required by Danish law. None of our U.S. employees are covered by a collective bargaining agreement. We believe our relations with our employees are generally good.

Executive Officers of the Registrant

Certain information concerning our executive officers as of the date of this report are set forth below. There are no family relationships between any of the persons listed below, or between any of such persons and any of our directors or any persons nominated or chosen by us to become a director or executive officer.

Name	Age	Position
Mark Sarvary	49	President and Chief Executive Officer

Matthew D. Clift	49	Executive Vice President of Global Operations

David Montgomery	48	Executive Vice President and President of International Operations

Rick Anderson	48	Executive Vice President and President, North America

Dale E. Williams	46	Executive Vice President, Chief Financial Officer, and Secretary

Bhaskar Rao	43	Chief Accounting Officer and Vice President of Strategic Planning

Mark Sarvary joined Tempur-Pedic International in June 2008 and serves as President and Chief Executive Officer of Tempur-Pedic International Inc. Prior to joining Tempur-Pedic, Mr. Sarvary served as an Industrial Partner with CVC Capital Partners, a global private equity firm. Prior to CVC, from 2004 to 2007, Mr. Sarvary was the President of Campbell Soup Company’s North America division, including Campbell Soup, Pepperidge Farm, Pace, Prego and V8 as well as Godiva’s global business. From 2002 until 2004, Mr. Sarvary was the President of Campbell’s Pepperidge Farm division. Prior to joining Campbell’s, from 1999 to 2002, Mr. Sarvary was the CEO of J. Crew Group, Inc., and from 1993 to 1999 he worked for Nestle, most recently as the President of the Stouffer’s Frozen Food division. Earlier in his career, Mr. Sarvary worked as a strategy consultant with Bain & Company and in sales and marketing roles with IBM in Europe. Mr. Sarvary received his BSc in Physics from Kent University in the United Kingdom and an MBA from INSEAD Business School in France.

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

Dale E. Williams joined Tempur-Pedic International in July 2003 and serves as Executive Vice President, Chief Financial Officer and Secretary. From 2001 through 2002, Mr. Williams served as Vice President and Chief Financial Officer of Honeywell Control Products, a division of Honeywell International, Inc. From 2000 to 2001, Mr. Williams served as Vice President and Chief Financial Officer of Saga Systems, Inc./Software AG, Inc. Prior to that, Mr. Williams spent 15 years in various management positions at General Electric Company, most recently as Vice President and Chief Financial Officer of GE Information Services, Inc. Mr. Williams received his B.A. degree in finance from Indiana University.

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

Unfavorable economic and market conditions could reduce our sales and profitability and as a result, our operating results may be adversely affected.

    Economic conditions have recently deteriorated significantly in the U. S. and many of the countries and regions in which we do business, and may remain challenging for the foreseeable future.  The recent downturns in the economy in the U.S. and in international markets have had, and may continue to have, a significant adverse impact on demand for our products. General business and economic conditions that could affect us include short-term and long-term interest rates, unemployment, inflation, fluctuations in debt and equity capital markets, limited availability of consumer financing and weak credit markets, and the strength of the U.S. economy and the local economies in which we operate.

In particular, the recent financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and volatility in credit, equity and fixed income markets. There could be a number of other effects from these economic developments on our business, including reduced consumer demand for products; insolvency of our retail customers, resulting in increased provisions for credit losses; insolvency of our key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products; increased impairments from the inability of our retail consumers to obtain financing; decreased customer confidence; decreased customer demand, including order delays or cancellations and counterparty failures negatively impacting our treasury operations.

    In addition, the current negative worldwide economic conditions and market instability makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that can increase our inventory carrying costs.  Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a loss of market share.

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

Our largest competitors have significant financial, marketing and manufacturing resources. They enjoy strong brand name recognition, and sell their products through broad and well established distribution channels. Additionally, a number of our significant competitors now offer mattress products claimed to be similar to our viscoelastic mattresses and pillows. These competitors or other mattress manufacturers may aggressively pursue the viscoelastic mattress market or may pursue the specialty sleep segment with other products, including latex and air mattresses. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results by causing our products to lose market share.  The pillow industry is characterized by a large number of competitors, none of which are dominant, but many of which have greater resources than us.

 Our leverage limits our flexibility and increases our risk of default.

            As of December 31, 2008, we had $419.3 million in total Long-term debt outstanding. In addition, as of December 31, 2008, our Stockholders’ Equity was $72.4 million. Between October 2005 and November 30, 2007, we repurchased a total of $540.0 million in common stock pursuant to stock repurchase authorizations authorized by our Board of Directors. We funded the repurchases in part through borrowings under the credit agreement we entered into in 2005 (2005 Senior Credit Facility), which substantially increased our leverage. On October 16, 2007, our Board of Directors authorized an additional stock repurchase of up to $300.0 million of our common stock, of which $280.1 million remains available to repurchase our common stock. Our Board of Directors may authorize additional share repurchases in the future and we may fund these repurchases with debt. In the fourth quarter of 2008, our Board of Directors announced the suspension of our dividend in order to redirect funds to reduce our outstanding debt.  This dividend has previously been paid in quarterly installments.

Our degree of leverage could have important consequences to our investors, such as:

•	limiting our ability to obtain additional financing we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements; and

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

    Our ability to service our indebtedness depends on our ability to maintain our profitability. We may not be able to maintain our profitability on a quarterly or annual basis in future periods. Further, our profitability will depend upon a number of factors, including without limitation:

•	general economic conditions in the markets in which we sell our products and the impact on consumers and retailers;

•	the level of competition in the mattress and pillow industry;

•	our ability to align our cost structure with a reduced level of sales in the current economic environment;

•	our ability to effectively sell our products through our distribution channels in volumes sufficient to drive growth and leverage our cost structure and advertising spending;

•	our ability to continuously improve our products to offer new and enhanced consumer benefits, better quality and reduced costs;

•	our ability to maintain efficient, timely and cost-effective production and utilization of our manufacturing capacity;

•	the efficiency and effectiveness of our advertising campaigns and other marketing programs in building product and brand awareness, driving traffic to our distribution channels and increasing sales;

•	our ability to continue to successfully execute our strategic initiatives;

•	our ability to successfully identify and respond to emerging trends in the mattress and pillow industry;

•
our ability to maintain public association of our brand with premium products, including overcoming any impact on our brand caused by some of our customers seeking to sell our products at a discount to our recommended price; and

•	the level of consumer acceptance of our products.

Our sales growth is increasingly dependent on our ability to increase product sales in our existing retail accounts and actions taken to increase sales growth may not be effective.

    A source of our growth over the last few years has been through expanding distribution of our products into new stores, principally furniture and bedding retail stores in the U.S. Our products are currently sold in approximately 6,700 furniture and bedding retail stores in the United States, and our plan is to increase our total penetration to a total of 7,000 to 8,000 over the long term. Our products are sold in approximately 5,100 retail stores internationally, out of a total of 7,000 that have been targeted as appropriate targets. Some of these retail stores may undergo restructurings, experience financial difficulty or realign their affiliations, which could decrease the number of stores that carry our products. Our sales growth will increasingly depend on our ability to generate additional sales in our existing accounts in the Retail channel. If we are unable to increase product sales in our existing retail accounts at a sufficient rate overall, our Net sales growth could slow, which could adversely affect the price of our common stock.In addition, we may seek to acquire an additional business or businesses in order to increase sales growth, and any acquisition could be disruptive to our ongoing business, create integration issues, require additional borrowings or share issuances, or create other risks for our business.

Our operating results are increasingly subject to fluctuations, which could adversely affect the market price of our common stock.

    A significant portion of our growth in Net sales is attributable to growth in sales in our Domestic Retail channel, particularly Net sales to furniture and bedding stores. We believe that our sales of mattresses and pillows to furniture and bedding stores are subject to seasonality inherent in the bedding industry, with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters, and in Europe, lower in the third quarter. Our Net sales may be affected increasingly by this seasonality, particularly as our Domestic Retail sales channel continues to grow as a percentage of our overall Net sales and, to a lesser extent, by seasonality outside the Domestic segment.

In addition to seasonal fluctuations, the demand for our premium products can fluctuate significantly based on a number of other factors, including general economic conditions, consumer confidence, and the timing of price increases announced by us or our competitors. As our consumer base continues to expand across a wider demographics group, our consumer base may be comprised of a greater percentage of middle income consumers.  As a result, our consumer base may be more susceptible to general economic factors impacted by decreased disposable income, consumer confidence or availability of consumer financing.

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

            The major raw materials that we purchase for production are chemicals and proprietary additives. The price and availability of these raw materials are subject to market conditions affecting supply and demand, and prices have risen substantially on certain materials since August 2005, and although we experienced a modest decrease in the price of certain raw materials toward the end of the fourth quarter of 2008, the overall level of the same raw materials remained significantly higher when compared to the same period in 2007. Our financial condition and results of operations may be materially and adversely affected by increases in raw material costs to the extent we are unable to absorb those increases and/or pass those higher costs to our customers.

Loss of suppliers and disruptions in the supply of our raw materials could increase our costs of production and reduce our ability to compete effectively.

We acquire chemicals and proprietary additives from a number of suppliers with manufacturing locations around the world. If we were unable to obtain chemicals and proprietary additives from these suppliers, we would have to find replacement suppliers. Any substitute arrangements for chemicals and proprietary additives might not be on terms as favorable to us. We maintain relatively small supplies of our raw materials at our manufacturing facilities, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales or could cause an increase in our cost of sales, either of which could decrease our liquidity and profitability. In addition, we continue to outsource the procurement of certain goods and services, particularly mattress and pillow covers, from suppliers in foreign countries.  If we were no longer able to outsource through suppliers, we could source it elsewhere, perhaps at a higher cost.  In addition, if one of our major suppliers, or several of our suppliers, declare bankruptcy or otherwise cease operations, our supply chain could be materially disrupted.  To the extent we are unable to absorb those higher costs, or pass any such higher costs to our customers, our gross profit margin could be negatively affected, which could result in a decrease in our liquidity and profitability.

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

Approximately 38.5% of our Net sales were generated by non-U.S. operations for the year ended December 31, 2008. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates.  We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic International subsidiaries and their customers and suppliers, as well as among certain Tempur-Pedic International subsidiaries from time to time.  The hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” in Part II of this report.

Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies.  We do not enter into hedging transactions to hedge this risk.  Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses.  Our outlook for 2009 assumes no significant variance from the 2008 currency exchange rates experienced over the course of the fourth quarter. However, our 2009 outlook assumes a negative foreign currency impact compared to the full year 2008. Should currency rates change sharply, our results could be negatively impacted.   See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” in Part II of this report.

Regulatory requirements may require costly expenditures and expose us to liability.

            Our products and our marketing and advertising programs are and will continue to be subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission and the U.S. Food and Drug Administration. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products. Compliance with these regulations may have an adverse effect on our business. For example, the U.S. Consumer Product Safety Commission has adopted rules relating to fire retardancy standards for the mattress and pillow industry. We developed product modifications that allow us to meet these standards. Required product modifications have added cost to our products. Many foreign jurisdictions also regulate fire retardancy standards, and changes to these standards and changes in our products that require compliance with additional standards would raise similar risks.

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

We currently conduct international operations in approximately 80 countries, and we continue to pursue additional international opportunities. We generated approximately 38.5% of our Net sales from non-U.S. operations during the year ended December 31, 2008. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, and labor issues.

We are subject to a pending tax proceeding in Denmark, and an adverse decision would reduce our liquidity and profitability.

    On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is $39.3 million including interest and underpayment penalties. On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the IRS and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008, we filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS has communicated to the Company their intent to begin analyzing the Bilateral APA in the first quarter of 2009. We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary.  During 2008, the gross amount of unrecognized tax benefits relating to this matter was increased by $2.2 million, of which $0.8 million impacted the effective tax rate and $1.6 million was recorded as a component of Goodwill as it related to periods prior to the acquisition of Tempur World, Inc. on November 1, 2002 (Tempur Acquisition). In addition to the impact this matter may have on the gross amount of the Company’s unrecognized tax benefits, it is reasonably possible under FIN 48 that the amount of the total unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks, and this loss of a competitive advantage could decrease our profitability and liquidity.

            We rely on trade secrets to protect the design, technology and function of our TEMPUR® material and our products. To date, we have not sought U.S. or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing viscoelastic material and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on aspects of our products and manufacturing processes. However, the principal product formula and manufacturing processes for our TEMPUR® material and our products are not patented and we must maintain these as trade secrets in order to protect this intellectual property. We own 19 U.S. patents, and we have 26 U.S. patent applications pending. Further, we own 62 foreign patents, and we have 41 foreign patent applications pending. In addition, we hold 532 trademark registrations worldwide. We own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

Our trademarks are currently registered in the U.S. and registered or pending in 208 foreign jurisdictions. However, those rights could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against such a challenge. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. In addition, if we incur significant costs defending our trademarks, that could also decrease our liquidity and profitability. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. Furthermore, our patents may not provide meaningful protection and patents may never issue from pending applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

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

Our top five customers, collectively, accounted for 19.2% of our Net sales for the year ended December 31, 2008. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. We expect that some of our retailers may consolidate, undergo restructurings or reorganizations, experience financial difficulty, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell our products to them on favorable terms, if at all. A substantial decrease or interruption in business from our significant customers could result in the loss of future business and could reduce our liquidity and profitability.

We produce our products in three manufacturing facilities, and unexpected equipment failures, delays in deliveries, catastrophic loss delays may lead to production curtailments or shutdowns.

            We manufacture our products at our three facilities in Aarup, Denmark, in Duffield, Virginia and in Albuquerque, New Mexico. An interruption in production capabilities at these plants as a result of equipment failure could result in our inability to produce our products, which would reduce our sales and earnings for the affected period. For example, we produce pillows for our Domestic segment only at our Duffield, Virginia facility. An interruption in pillow production capabilities at this plant could result in a disruption of pillow distribution to the market.  In addition, we generally deliver our products only after receiving the order from the customer or the retailer and thus do not hold large inventories. In the event of a disruption in production at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. For example, a third party carrier could potentially be unable to deliver our products within acceptable time periods due to a labor strike or other disturbance in its business. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and affect our profitability. We have introduced new distribution programs to increase our ability to deliver products on a timely basis, but if we fail to deliver products on a timely basis, we may lose sales which could decrease our liquidity and profitability. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss.

Deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of December 31, 2008, we had approximately 1,200 full-time employees, with approximately 550 in the U.S., 250 in Denmark and 400 in the rest of the world. Certain of our employees in Denmark are under a government labor union contract, but those in the U.S. are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our Net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

Our retail pricing policies are subject to antitrust regulations in the U.S. and abroad. If antitrust regulators in any jurisdiction in which we do business initiate investigations into or challenge our pricing or advertising policies, our efforts to respond could force us to divert management resources and we could incur significant unanticipated costs. If such an investigation were to result in a charge that our practices or policies were in violation of applicable antitrust or other laws or regulations, we could be subject to significant additional costs of defending such charges in a variety of venues and, ultimately, if there were a finding that we were in violation of antitrust or other laws or regulations, there could be an imposition of fines, damages for persons injured, as well as injunctive or other relief. Any requirement that we pay fines or damages could decrease our liquidity and profitability, and any investigation that requires significant management attention or causes us to change our business practices could disrupt our operations, also resulting in a decrease in our liquidity and profitability. An antitrust class action suit against us could result in potential liabilities, substantial costs and the diversion of our management’s attention and resources, regardless of the outcome. See ITEM 3, “Legal Proceedings” in Part I of this report.

We are vulnerable to interest rate risk with respect to our debt, which could lead to an increase in interest expense.

We are subject to interest rate risk in connection with our issuance of variable rate debt under our 2005 Senior Credit Facility. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $1.2 million for each 1.0% increase in interest rates. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part II of this report. Additionally, if we are required to amend our 2005 Senior Credit Facility, it may result in an increase in the amount of interest payments we make on our outstanding debt and thus, negatively impact our future earnings and cash flows.

 Our stock price is likely to continue to be volatile, your investment could decline in value, and we may incur significant costs from class action litigation.

The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations. The trading price of our common stock may fluctuate significantly in response to various factors, including:

•	actual or anticipated variations in our quarterly operating results, including those resulting from seasonal variations in our business;

•	general economic conditions, such as unemployment changes in short-term and long-term interest rates and fluctuations in both debt and equity capital markets;

•	introductions or announcements of technological innovations or new products by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to patent our products and technologies;

•	changes in estimates by securities analysts of our financial performance;

•	the suspension of our declaration of a cash dividend and stock repurchase program;

•	bankruptcies of any of our major customers;

•	conditions or trends in the specialty bedding industry, or the mattress industry generally;

•	additions or departures of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by our competitors of their quarterly operating results or announcements by our competitors of their views on trends in the bedding industry;

•	regulatory developments in the U.S. and abroad;

•	economic and political factors; and

•	public announcements or filings with the SEC indicating that significant stockholders, directors or officers are selling shares of our common stock.

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

            Part of our Domestic marketing and advertising strategy in certain Domestic channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the year ended December 31, 2008, we had approximately $37.9 million in returns for a return rate of approximately 6.6% of our Net sales in the U.S. As we expand our sales, our return rates may not remain within our historical levels. The downturn in general economic conditions may also increase our product return rates. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited, pro-rata 20-year warranty on mattresses sold in the U.S. and a limited 15-year warranty on mattresses sold outside of the U.S. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows.

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

            The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of February 11, 2009, there were 74.9 million shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties.

In addition, we have registered up to 15,983,532 shares of our common stock reserved for issuance upon the exercise of options granted or reserved for grant under our 2002 Stock Option Plan, our amended and restated 2003 Equity Incentive Plan and our 2003 Employee Stock Purchase Plan. Stockholders can sell these shares in the public market upon issuance, subject to restrictions under the securities laws and any applicable lock-up agreements.

We have several stockholders who presently beneficially own more than 5% of our outstanding capital stock, including one stockholder affiliated with one of our directors. Sales or other dispositions of our shares by these major stockholders may depress our stock price.

Our current directors, officers and their affiliates and certain stockholders own a large percentage of our common stock and could limit you from influencing corporate decisions.

As of February 11, 2009, our executive officers, directors, and their respective affiliates, including one of our larger stockholders, own, in the aggregate, approximately 6% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options.  These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.  In addition, we have several stockholders who presently own more than 5% of our outstanding common stock, and as a result, may be able to influence all matters requiring the approval of stockholders and the approval of other significant corporate transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate in approximately 80 countries and have wholly-owned subsidiaries in 19 countries, including our wholly-owned subsidiaries that own our manufacturing facilities in Denmark and the U.S. The following table sets forth certain information regarding our principal facilities at December 31, 2008.

Name/Location	Approximate Square Footage	Title	Type of Facility
Tempur Production USA, LLC Duffield, Virginia	540,000	Owned	Manufacturing
Tempur Production USA, LLC Albuquerque, New Mexico	800,000	Leased (until 2035)	Manufacturing
Dan-Foam ApS Aarup, Denmark	517,000	Owned	Manufacturing
Tempur-Pedic North America, LLC Lexington, Kentucky	72,000	Leased (until 2012)	Office
Tempur Deutschland GmbH Steinhagen, Germany	121,000	Owned	Office and Warehouse

 In addition to the properties listed above, we have 20 facilities in 10 countries under leases with one to ten year terms. The manufacturing facility in Albuquerque, New Mexico is leased as part of the related industrial revenue bond financing. We have an option to repurchase the property for one dollar upon repayment of the financing.

We believe that our existing properties are suitable for the conduct of our business, are adequate for our present needs and will be adequate to meet our future needs. As described in ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we operate in two business segments, Domestic and International. Our Domestic operating segment consists of our U.S. manufacturing facilities and our Corporate office operating expenses. Our International operating segment consists of our manufacturing facility in Denmark.

ITEM 3. LEGAL PROCEEDINGS

    Antitrust Action - On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the “Antitrust Action”).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, we filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the Plaintiffs filed a “Motion to Alter or Amend Judgment,” which has been fully briefed. On May 1, 2008, the court denied the Jacobs’ motion for reconsideration of the court’s orders dismissing their claims. The Jacobs appealed the dismissal of their claims, and the parties argued the appeal before the United States Circuit Court for the Eleventh Circuit on December 11, 2008. The matter has been taken under advisement by the court. We continue to strongly believe that the Antitrust Action lacks merit, and intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operation. Accordingly, we cannot make an estimate of the possible ranges of loss.

New York Attorney General -  In December 2008, the Office of the Attorney General of the State of New York, Antitrust Bureau (OAG) requested that we consider discontinuing our unilateral retail price policy (UPPL) in the State of New York, and informed us that it may bring an enforcement action against the Company under New York law if we chose not to do so.  We believe that our UPPL complies with state and federal law, and, should the OAG challenge the UPPL, we intend to vigorously defend it. However, due to the inherent uncertainties of litigation, we cannot at this time predict the outcome of any such enforcement action, if brought, and can give no assurance that these claims will not have a material adverse affect on our financial position or results of operation. Accordingly, we cannot make an estimate of the possible ranges of loss.

We are involved in various other legal proceedings incidental to the operations of our business. We believe that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse effect on our business, financial condition, liquidity, or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

	Price Range
	High	Low	Cash Dividend Per Common Share
Fiscal 2007
First Quarter	$27.11	$20.29	$0.06
Second Quarter	$28.41	$24.34	$0.08
Third Quarter	$36.86	$26.68	$0.08
Fourth Quarter	$37.38	$25.97	$0.08

Fiscal 2008
First Quarter	$25.95	$10.50	$0.08
Second Quarter	$12.62	$7.81	$0.08
Third Quarter	$14.04	$7.26	$0.08
Fourth Quarter	$11.37	$5.44	$—

    As of December 31, 2008, we had approximately 191 shareholders of record of our common stock.

Dividends

Our Board of Directors declared dividends in the first three quarters of 2008 of $0.08 per common share. On October 16, 2008, we announced that we would suspend the payment of the quarterly cash dividend. The decision to pay a dividend is reviewed quarterly and requires declaration by our Board of Directors.

In the first quarter of 2007, our Board of Directors approved an annual cash dividend of $0.24 per common share annually, to be paid in quarterly installments to the owners of our common stock. In the second quarter of 2007, our Board of Directors increased the quarterly dividend to $0.08 per common share from $0.06 per common share.

Equity Compensation Plan Information

    The following table sets forth equity compensation plan information as of December 31, 2008:
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2002 Stock Option Plan	139,031	$1.66	—	(1)
2003 Equity Incentive Plan	5,256,233	$16.16	3,142,950
2003 Employee Stock Purchase Plan	—	—	289,896	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	5,395,264	$15.50	3,432,846

    (1) In December 2003, our Board of Directors adopted a resolution that prohibited further grants under the 2002 Stock Option Plan.
(2) Shares under the 2003 Employee Stock Purchase Plan allows eligible employees to purchase our common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the price per share of our common stock. Thsi plan is an open market purchase plan and does not have a dilutive effect.

See Note 8 to the Consolidated Financial Statements for information regarding the material features of each of the above plans.

Issuer Purchases of Equity Securities

During the twelve month period ending December 31, 2008, we did not repurchase any shares of our own common stock.

On January 25, 2007, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. We repurchased 3.8 million shares of our common stock for a total of $100.0 million from the January 2007 authorization, and completed purchases from this authorization in June 2007. On July 19, 2007, our Board of Directors authorized an additional share repurchase authorization to repurchase up to $200.0 million of our common stock. We repurchased 6.6 million shares of our common stock for a total of $200.0 million from the July 2007 authorization and completed purchases from this authorization in September 2007. On October 16, 2007, our Board of Directors authorized an additional share repurchase authorization of up to $300.0 million of our common stock. The share repurchases were funded from borrowings under the 2005 Senior Credit Facility and funds from operations. Share repurchases under these authorizations may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we, and a committee of the Board, deem appropriate. This share repurchase program may be suspended, limited or terminated at any time without notice. As of February 11, 2009, we have repurchased 0.7 million shares for a total of $19.9 million under the October 2007 authorization.

Performance Graph

The following Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following table compares cumulative shareholder returns for the Company over the last five years to the Standard & Poor’s (S&P) 500 Stock Composite Index, and a peer group. The S&P 500 Composite Index is a capitalization weighted index of 500 stocks intended to be a representative sample of leading companies in leading industries within the U.S. economy, and are chosen for market size, liquidity and industry group representation.

The peer issuers included in this graph are set forth below:

Callaway Golf Company	Herman Miller Inc	Steelcase Inc
Coach Inc	Krispy Kreme Doughnuts Inc	Tempur-Pedic International Inc
Columbia Sportswear Company	Nautilus Inc	Tiffany & Co
Ethan Allen Interiors Corp	Polo Ralph Lauren Corp	Timberland Company
Fossil Inc	Quiksilver Inc	Tupperware Brands Corp
Harman International Industries Inc	Select Comfort Corp

The comparison for each of the periods assumes that $100 was invested on December 31, 2003 in our common stock, the stocks included in the S&P 500 Composite Index and the stocks included in each peer group index and that all dividends were reinvested. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/2003	12/2004	12/2005	12/2006	12/2007	12/2008

Tempur-Pedic International Inc.	$100.00	$136.77	$74.19	$132.00	$169.43	$47.19
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Peer Group	100.00	118.67	118.77	139.71	119.66	63.81

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. We have derived our statements of income and balance sheet data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 from our audited financial statements. Our financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 are included in ITEM 15, “Exhibits and Financial Statement Schedules” in Part IV of this report.

(In thousands, except per share amounts)	Tempur-Pedic International, Inc.
Statement of Income Data:	2008	2007	2006	2005	2004
Net sales	$927,818	$1,106,722	$945,045	$836,732	$684,866
Cost of sales	526,861	571,896	484,507	412,790	323,852
Gross profit	400,957	534,826	460,538	423,942	361,014
Operating expenses(1)	267,093	290,712	251,233	233,327	210,023
Operating income	133,864	244,114	209,305	190,615	150,991
Interest expense, net	(25,123)	(30,484)	(23,920)	(20,264)	(23,550)
Other expense, net(2)	(1,319)	(756)	(10,620)	(3,879)	(5,254)
Income before income taxes	107,422	212,874	174,765	166,472	122,187
Income tax provision	48,554	71,415	62,443	67,143	47,180
Net income	$58,868	$141,459	$112,322	$99,329	$75,007
Balance Sheet Data (at end of period):
Cash and cash equivalents	$15,385	$33,315	$15,788	$17,855	$28,368
Total Assets	646,531	806,432	725,666	702,311	639,623
Total senior debt	419,341	543,000	312,966	193,056	192,171
Total debt	419,341	602,044	361,132	344,481	289,671
Total Stockholders’ Equity	72,443	48,138	213,348	226,329	213,621
Other Financial and Operating Data (GAAP):
Dividends per common share	$0.24	$0.30	$—	$—	$—
Depreciation and amortization(3)	40,797	40,142	28,676	27,882	28,519
Net cash provided by operating activities	198,394	126,361	165,815	102,249	76,966
Net cash used by investing activities	(5,368)	(22,871)	(37,861)	(86,584)	(38,351)
Net cash used by financing activities	(200,150)	(87,642)	(132,476)	(19,955)	(28,507)
Basic earnings per common share	0.79	1.77	1.32	1.01	0.77
Diluted earnings per common share	0.79	1.74	1.28	0.97	0.73
Capital expenditures	10,494	16,149	37,211	84,881	38,419

(1)
Includes $10.4 million, $10.7 million, $7.9 million, $6.9 million, and $9.4 million in non-cash charges for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, respectively. These amounts are comprised of $2.4 million, $3.9 million $4.1 million, $4.0 million, and $4.2 million in amortization of definite-lived intangible assets in 2008, 2007, 2006, 2005, and 2004, respectively; and $8.0 million, $6.7 million, $3.8 million, $2.9 million, and $5.2 million in stock-based compensation expense relating to restricted stock units and stock option grants in 2008, 2007, 2006, 2005, and 2004, respectively.

(2)
Includes $10.7 million in debt extinguishment charges for the redemption premium and write-off of deferred financing fees related to the redemption of $97.5 million of senior subordinated notes for the year ended December 31, 2006; $4.2 million in debt extinguishment charges relating to the write-off of deferred financing fees in connection with the Senior Credit Facility refinancing for the year ended December 31, 2005, and $5.4 million in debt extinguishment charges for the redemption premium related to the redemption of $52.5 million of senior subordinated notes for the year ended December 31, 2004.

(3)
Includes $8.0 million, $6.7 million, $3.8 million, $2.9 million, and $5.2 million in non-cash stock-based compensation expense related to restricted stock units, stock option grants, and acceleration (2005 only) in 2008, 2007, 2006, 2005, and 2004, respectively.

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “ITEM 6. Selected Financial Data” in Part I of this report and the audited consolidated financial statements and accompanying notes thereto included elsewhere in this report. Unless otherwise noted, all of the financial information in this report is consolidated financial information for Tempur-Pedic International Inc. or its predecessor. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” on page i and “ITEM 1A. Risk Factors” in Part I of this report. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

General—We are the leading manufacturer, marketer and distributor of premium mattresses and pillows, which we sell in approximately 80 countries under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary pressure-relieving TEMPUR® material is temperature sensitive, has a high density and therapeutically conforms to the body.

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

For a further discussion of factors that could impact operating results, including the current economic environment and the steps we are taking to address this environment, see the section entitled “Factors That May Affect Future Performance” included within this section and "Risk Factors" in ITEM 1A, which are incorporated herein by reference.

Strategy

We believe we are the industry leader in terms of profitability. Our long-term goal is to become the world’s largest bedding company in terms of revenue. To achieve our long-term goals while also addressing the current economic environment, we expect to continue to pursue certain key strategies:

•	Maintain our focus on premium mattresses and pillows and to regularly introduce new products.

•	Invest in increasing our global brand awareness through advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	Extend our presence and improve our Retail account productivity in both the Domestic and International segments.

•	Invest in our operating infrastructure to meet the requirements of our business, including investments in our research and development.

•	Take actions to further improve our financial flexibility and strengthen the business.

Results of Operations

Key financial highlights for the year ended December 31, 2008 include:

•	Earnings per share (EPS) was $0.79 for the twelve-months ended December 31, 2008.

•	As of December 31, 2008, we have reduced Inventories by approximately $46.0 million to $60.5 million, compared to $106.5 million as of December 31, 2007.

•	We reduced Total debt by $182.7 million to $419.3 million as of December 31, 2008 from $602.0 million at December 31, 2007.

•	Operating cash flow increased 57.0% to $198.4 million for the twelve-months ended December 31, 2008 from $126.4 million for the same twelve-month period in 2007.

The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of Net sales:

(In millions, except earnings per share)	Year Ended December 31,
	2008		2007		2006
Net sales	$927.8	100.0%	$1,106.7	100.0%	$945.0	100.0%
Cost of sales	526.8	56.8	571.9	51.7	484.5	51.3
Gross Profit	401.0	43.2	534.8	48.3	460.5	48.7
Selling and marketing expenses	172.3	18.6	193.5	17.5	171.8	18.2
General, administrative and other	94.8	10.2	97.2	8.7	79.4	8.4
Operating income	133.9	14.4	244.1	22.1	209.3	22.1
Interest expense, net	(25.1)	(2.7)	(30.5)	(2.8)	(23.9)	(2.5)
Other expense, net	(1.3)	(0.1)	(0.7)	—	(10.6)	(1.1)
Income before income taxes	107.5	11.6	212.9	19.3	174.8	18.5
Income tax provision	48.6	5.2	71.4	6.5	62.5	6.6
Net income	$58.9	6.4%	$141.5	12.8%	$112.3	11.9%
Earnings per common share:
Diluted	$0.79		$1.74		$1.28
Weighted average common shares outstanding:
Diluted	74.9		81.3		87.5

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

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

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in millions)	2008	2007	2008	2007	2008	2007
Retail	$781.1	$920.0	$500.5	$625.9	$280.6	$294.1
Direct	47.6	79.7	39.7	68.8	7.9	10.9
Healthcare	47.1	50.8	15.3	15.7	31.8	35.1
Third Party	52.0	56.2	15.2	14.9	36.8	41.3
	$927.8	$1,106.7	$570.7	$725.3	$357.1	$381.4

A summary of Net sales by product is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in millions)	2008	2007	2008	2007	2008	2007
Mattresses	$631.4	$768.6	$412.3	$535.8	$219.1	$232.8
Pillows	117.9	142.1	50.8	68.3	67.1	73.8
Other	178.5	196.0	107.6	121.2	70.9	74.8
	$927.8	$1,106.7	$570.7	$725.3	$357.1	$381.4

    Net sales. Net sales for the year ended December 31, 2008 decreased to $927.8 million from $1,106.7 million, a decrease of $178.9 million, or 16.2%. The primary area of sales weakness was in the U.S., coupled with a slowdown in certain European and Asia-Pacific markets. For the twelve months ended December 31, 2008, our Retail channel Net sales decreased to $781.1 million from $920.0 million in the same period in 2007, a decrease of $138.8 million, or 15.1%. Our Direct channel Net sales decreased to $47.6 million from $79.7 million for the same period in 2007, a decrease of $32.2 million, or 40.3%. Our Healthcare channel Net sales decreased to $47.1 million from $50.8 million for the same period in 2007, a decrease of $3.8 million, or 7.4%. Our Third Party Net sales decreased to $52.0 million from $56.2 million for the same period in 2007, a decrease of $4.2 million, or 7.4%. The factors that impacted Net sales for each segment are discussed below, in the respective segment discussion. We believe we are facing a challenging economic environment, and are not assuming the economic climate will recover in the short term.

    Domestic. Domestic Net sales for the year ended December 31, 2008 decreased to $570.7 million from $725.3 million for the same period in 2007, a decrease of $154.6 million, or 21.3%. Our Domestic Retail channel contributed $500.5 million in Net sales for the twelve months ended December 31, 2008, a decrease of $125.4 million, or 20.0%, as compared to the same period in 2007. The macroeconomic environment adversely impacted our Domestic Retail channel. Net sales in the Direct channel decreased by $29.2 million, or 42.4%. The macroeconomic environment also negatively impacted Net sales in the Direct channel. This channel attracts customers more likely to have been adversely affected by the economic environment, including decreased availability of consumer financing and decreased consumer confidence. The Domestic Healthcare and Third Party channel Net sales remained relatively flat, with a slight decrease of $0.4 million, or 2.9%, to $15.3 million in the Healthcare channel and a slight increase of $0.4 million, or 2.7%, to $15.2 million in the Third Party channel. Our relationships with healthcare companies who market joint product offerings through established distribution channels have grown, offset by the elimination of certain small Healthcare distributors.

As a result of the macroeconomic environment, mattress sales decreased to $412.3 million for the twelve months ended December 31, 2008, a decrease of $123.4 million, or 23.0%, over the same period in 2007. This decline in Net sales is due primarily to the deteriorating macroeconomic environment. Pillow sales also decreased to $50.8 million, a decline of $17.6 million or 25.7%. As many of our pillows are sold along with a mattress, when mattress sales decline, pillow sales also are traditionally impacted. Other sales, which include adjustable bedbases, foundations and other related products, decreased by $13.7 million, or 11.3%. This decrease is primarily related to the decrease in mattress sales, the effects of which have been offset by the emphasized sales of adjustable bedbases.

International. International Net sales for the year ended December 31, 2008 decreased to $357.1 million from $381.4 million for the same period in 2007, a decrease of $24.3 million, or 6.4%. On a constant currency basis, our International sales declined approximately 11.4%. Our International segment was impacted by macroeconomic factors, including decreased availability of consumer financing and decreased consumer confidence, in certain European and Asia-Pacific markets, beginning late in the second quarter and continuing into the remainder of the year. The International Retail channel decreased $13.4 million, or 4.6%, for the twelve months ended December 31, 2008. International mattress sales in 2008 decreased $13.8 million, or 5.9%, compared to 2007. Pillow sales in 2008 decreased $6.6 million, or 9.0%, as compared to 2007.

Gross profit. Gross profit for the year ended December 31, 2008 decreased to $401.0 million from $534.8 million for the same period in 2007, a decrease of $133.9 million, or 25.0%. Gross margin for the year ended December 31, 2008 was 43.2%, as compared to 48.3% in the same period of 2007. Several factors that impacted our Gross profit margin during 2008 are identified and discussed below in the respective segment discussion.

Domestic. Domestic Gross profit for the year ended December 31, 2008 decreased to $207.7 million from $316.4 million, a decrease of $108.7 million, or 34.4%. The Gross profit margin in our Domestic segment was 36.4% and 43.6% for the year ended 2008 and 2007, respectively. For the year ended December 31, 2008, the Gross profit margin in the Domestic segment declined resulting from a combination of raw material cost inflation, fixed cost de-leverage as a result of lower production volumes related to the decrease in Net sales and our efforts to reduce inventories and the impact of channel mix as there was a lower level of Direct channel Net sales in 2008, which typically sells at a higher price than our Retail channel Net sales at wholesale price. Toward the end of the fourth quarter of 2008, we experienced a reduction in certain raw material pricing; however, the pricing at the end of 2008 was still substantially higher when compared to same period in 2007. Our Domestic Cost of sales decreased to $363.0 million for the year ended December 31, 2008 as compared to $408.9 million for the year ended December 31, 2007, a decrease of $45.9 million, or 11.2%.

International. International Gross profit for the year ended December 31, 2008 decreased to $193.3 million from $218.4 million, a decrease of $25.1 million, or 11.5%. The Gross profit margin in our International segment was 54.1% and 57.3% for the years ended December 31, 2008 and 2007, respectively. The Gross profit margin for our International segment was impacted by raw material cost inflation and lower production volumes related to the decrease in Net sales and our efforts to reduce inventories. Toward the end of the fourth quarter of 2008, we experienced a reduction in certain raw material pricing; however, the pricing at the end of 2008 was still substantially higher when compared to same period in 2007. Our International Cost of sales increased to $163.8 million for the year ended December 31, 2008, as compared to $163.0 million for the year ended December 31, 2007, an increase of $0.9 million, or 0.5%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials and sales force compensation. We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. Selling and marketing expenses decreased to $172.3 million for the year ended December 31, 2008 as compared to $193.5 million for the year ended December 31, 2007, a decrease of $21.2 million, or 11.0%. Selling and marketing expenses as a percentage of Net sales increased to 18.6% during 2008 from 17.5% for 2007. Our objective is to align advertising costs to reflect our sales expectations. However during the first quarter of 2008, much of our cost structure was in place and we were limited in our ability to take actions to reduce our selling and marketing costs to match our reduced sales levels. During the remainder of the year, we were able to better align Selling and marketing expenses with our revised sales expectations through leveraging advertising and cost control initiatives put in place earlier in the year.

General, administrative and other expenses. General and administrative expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses decreased to $94.8 million for the year ended December 31, 2008 as compared to $97.2 million for the year ended December 31, 2007, a decrease of $2.4 million, or 2.5%. General, administrative and other expenses as a percentage of Net sales increased to 10.2% for the year ended December 31, 2008 as compared to 8.7% for the same period in 2007. For the first quarter of 2008, with much of our cost structure in place, we were limited in our ability to take action to reduce our General, administrative and other expenses to match our reduced sales levels. During the remainder of the year, we were able to decrease General, administrative and other expenses through cost control initiatives to better align with our revised sales expectations. The effects of these initiatives were offset by an increase in our bad debt expense and stock-based compensation expense. Research and development expenses, excluding product development, were $6.0 million and $5.9 million for 2008 and 2007, respectively.

Interest expense, net. Interest expense, net includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $25.1 million for the year ended December 31, 2008 as compared to $30.5 million for the year ended December 31, 2007, a decrease of $5.4 million, or 17.6%. This decrease in interest expense is primarily attributable to a $182.7 million decrease in overall debt as well as a decrease in interest rates. The variable interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, the Company pays at a fixed rate and receives payments at a variable rate. The swap effectively fixes the floating London Inter-bank Offering Rate (LIBOR) based interest rate to 3.755% on $300.0 million of the outstanding balance as of December 31, 2008 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap will decline as follows: to $300.0 million on November 28, 2008 (through November, 2009); to $200.0 million on November 28, 2009 (through November, 2010) and to $100.0 million on November 28, 2010 (through November 28, 2011).

Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our domestic and foreign operations. Our effective tax rate was 45.2% and 33.6% for the years ended December 31, 2008 and 2007, respectively. The increase primarily relates to an expense of $11.6 million incurred in connection with the repatriation of foreign earnings not previously taxed in the U.S. In the fourth quarter of 2008, we completed the first phase of a $150.0 million repatriation of foreign earnings and used a portion of the proceeds to reduce our level of outstanding debt. We expect to complete this repatriation program in 2009 and pay down additional debt.

Our effective income tax rate for the year ended December 31, 2008 differed from the federal statutory rate principally due to the effect of the charge for the repatriation, an increase to the reserve for uncertain tax benefits, certain foreign tax rate differentials, state and local income taxes, deemed dividends from foreign operations and the manufacturing activity deduction.  Our effective income tax rate for the year ended December 31, 2007 differed from the federal statutory rate principally because of the elimination of certain valuation allowances for net operating loss carry forwards, certain foreign tax rate differentials, state and local income taxes, deemed dividends from foreign operations and the manufacturing activity deduction.

On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is $39.3 million including interest and underpayment penalties. On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral APA between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the IRS and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008, we filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS has communicated to the Company their intent to begin analyzing the Bilateral APA in the first quarter of 2009.  We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary.  During 2008, the gross amount of unrecognized tax benefits relating to this matter was increased by $2.2 million, of which $0.8 million impacted the effective tax rate and $1.6 million was recorded as a component of Goodwill as it related to periods prior to the acquisition of Tempur World, Inc. on November 1, 2002 (Tempur Acquisition). In addition to the impact this matter may have on the gross amount of the Company’s unrecognized tax benefits, it is reasonably possible under FIN 48 that the amount of the total unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

A summary of Net sales by channel is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in millions)	2007	2006	2007	2006	2007	2006
Retail	$920.0	$759.8	$625.9	$518.0	$294.1	$241.8
Direct	79.7	85.5	68.8	75.2	10.9	10.3
Healthcare	50.8	45.2	15.7	12.6	35.1	32.6
Third Party	56.2	54.5	14.9	16.0	41.3	38.5
	$1,106.7	$945.0	$725.3	$621.8	$381.4	$323.2

A summary of Net sales by product is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in millions)	2007	2006	2007	2006	2007	2006
Mattresses	$768.6	$651.9	$535.8	$455.7	$232.8	$196.2
Pillows	142.1	126.5	68.3	60.1	73.8	66.4
Other	196.0	166.6	121.2	106.0	74.8	60.6
	$1,106.7	$945.0	$725.3	$621.8	$381.4	$323.2

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

Domestic. Domestic Net sales for the year ended December 31, 2007 increased to $725.3 million from $621.8 million for the same period in 2006, an increase of $103.6 million, or 16.7%. Our Domestic Retail channel delivered $625.9 million in Net sales for 2007. This is an increase of $108.0 million, or 20.9% over the prior year. The increase is primarily due to our efforts to increase productivity in established accounts and selectively extend our distribution. Domestic mattress sales increased $80.0 million, or 17.6%, in 2007 as compared to 2006, as a result of growth in the Retail channel, in conjunction with the successful launch of new products. In 2007, we introduced two new mattress products, ‘The BellaSonnaBed by Tempur-PedicTM’ and ‘The SymphonyBed by Tempur-PedicTM’. Our Direct channel decreased 8.5% primarily as a result of our Retail channel expansion. Healthcare increased $3.1 million, or 24.7%, resulting from strategic relationships with healthcare companies who market joint product offerings through their established distribution networks. In addition, pillow sales increased $8.2 million, or 13.7%, as a result of our continued focus on pillow attach rates, emphasizing the benefits of a complete Tempur-Pedic sleep system, as well as stand-alone pillow sales. The increase in our Other products is generally in line with the growth of our mattress business.

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

Domestic. Domestic Gross profit for the year ended December 31, 2007 increased to $316.4 million from $274.8 million, an increase of $41.6 million, or 15.1%. The Gross profit margin in our Domestic segment was 43.6% and 44.2% for the year ended 2007 and 2006, respectively. For the year ended December 31, 2007, the Gross profit margin for the Domestic segment was impacted by depreciation and start-up costs associated with the opening of our Albuquerque, New Mexico production facility and the expediting costs of certain raw materials related to product shortages late in 2007, offset by productivity improvements at our manufacturing facilities. Our Domestic Cost of sales increased to $408.9 million for the year ended December 31, 2007 as compared to $347.0 million for the year ended December 31, 2006, an increase of $62.0 million, or 17.9%.

International. International Gross profit for the year ended December 31, 2007 increased to $218.4 million from $185.7 million, an increase of $32.7 million, or 17.6%. The Gross profit margin in our International segment was 57.3% and 57.4% for the year ended 2007 and 2006, respectively. Our International Cost of sales increased to $163.0 million for the year ended December 31, 2007, as compared to $137.6 million for the year ended December 31, 2006, an increase of $25.4 million, or 18.5%.

Selling and marketing expenses. Selling and marketing expenses increased to $193.5 million for the year ended December 31, 2007 as compared to $171.8 million for the year ended December 31, 2006, an increase of $21.8 million, or 12.7%. Selling and marketing expenses as a percentage of Net sales decreased to 17.5% during 2007 from 18.2% for 2006. Our objective is to increase advertising consistent with the growth rate of our Net sales. However during 2007, our selling and marketing spend grew slower than our Net sales growth as we were able to leverage the fixed cost component of our selling and marketing expenses. We launched our new media campaign in the U.S. during 2007. This campaign continued to be implemented in the U.S. during 2008. Based on our analysis of the best ways to reach our target U.S. demographic market, we have begun advertising on national network television.  In addition, we rolled out a similar new media campaign across many of our international markets during 2008. For the year ended December 31, 2007, we recognized $1.4 million of stock based compensation expense as compared to $0.4 million for the same period in 2006.

General, administrative and other  expenses. General, administrative and other expenses increased to $97.2 million for the year ended December 31, 2007 as compared to $79.4 million for the year ended December 31, 2006, an increase of 17.7 million, or 22.3%. General, administrative and other expenses as a percentage of Net sales increased to 8.7% for the year ended December 31, 2007 as compared to 8.4% for the same period in 2006. The increase was primarily attributable to incremental stock-based compensation charges of $4.5 million and bad debt expenses related to a U.S. customer seeking to reorganize its operations under Chapter 11 of the Bankruptcy code. Included in General, administrative and other expenses, research and development expenses increased $2.2 million, or 59.0% for the same time period, related to our continued investment in research and development capabilities.

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

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations and borrowings.  Our principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures, payments of dividends and share repurchases made from time to time pursuant to a share repurchase program. At December 31, 2008, we had working capital of $82.4 million, including Cash and cash equivalents of $15.4 million as compared to working capital of $200.0 million including $33.3 million in Cash and cash equivalents as of December 31, 2007.  Working capital decreased 58.8% for the year ended December 31, 2008 compared to the same period in 2007, primarily related to the decrease in Inventories and Accounts receivable.

Our cash flow from operations increased to $198.4 million for the year ended December 31, 2008 as compared to $126.4 million for the year ended December 31, 2007. During 2008, we focused on driving working capital improvements to maximize operating cash flow and increase our financial flexibility. The increase in operating cash flow for the year ended December 31, 2008 was primarily a result of reductions in Inventory and Accounts receivable. The decrease in Inventory levels resulted in a cash inflow of approximately $45.8 million while the decrease in Accounts receivable resulted in a cash inflow of approximately $51.2 million, the effects of which were offset by lower net income and decreases in our Accounts payable.

Net cash used in investing activities decreased to $5.4 million for the year ended December 31, 2008 as compared to $22.9 million for the year ended December 31, 2007, a decrease of $17.5 million. Investing activities in the year ended December 31, 2008 were significantly less than the year ended December 31, 2007, as we completed the conversion of one third-party distributor to a wholly-owned subsidiary in 2008 compared to two conversions in 2007 as well as cost control initiatives that were implemented throughout 2008, which included lower levels of spending on property, plant and equipment. Additionally, on December 24, 2008, we received cash of $7.1 million from the release of the escrow account related to the acquisition of Tempur World, Inc. in November 2002, reflecting final settlement of all amounts initially paid to escrow.

Cash flow used by financing activities was $200.2 million for the year ended December 31, 2008 as compared to $87.6 million for the year ended December 31, 2007, representing an increase in cash flow used of $112.5 million. The increase is primarily related to our focus in 2008 to reduce our level of outstanding debt. In the fourth quarter of 2008, we completed the first phase of a $150.0 million repatriation of foreign earnings and used a portion of the proceeds to reduce our level of outstanding debt. We expect to complete this repatriation program in 2009 and pay down additional debt. In 2007, we utilized proceeds from our revolving credit facility in order to repurchase shares of our own stock. Additionally, in the fourth quarter of 2008, we suspended our quarterly dividend payment in order to redirect the use of these funds in order to pay down outstanding debt.

Capital Expenditures

Reflecting our continued focus on cash and initiatives to further strengthen financial flexibility, capital expenditures totaled $10.5 million for year ended December 31, 2008 as compared to our initial 2008 capital expenditure budget of $20.0 million. Capital expenditures totaled $16.1 million for the year ended December 31, 2007. We currently expect our 2009 capital expenditures to be in line with 2008, ranging from $10 to $15 million.

Debt Service

    On October 18, 2005, we entered into the 2005 Senior Credit Facility. The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities that provide for the incurrence of debt up to an aggregate principal amount of $640.0 million. Both the domestic and foreign credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility's applicable margin, in accordance with a performance pricing grid, set forth in Amendment No. 3. We also pay an annual facility fee on the total amount of the 2005 Senior Credit Facility. The 2005 Senior Credit Facility contains certain financial covenants and requirements, all of which we are in compliance with as of December 31, 2008.

    Our long-term debt decreased to $419.3 million as of December 31, 2008 from $601.8 million as of December 31, 2007. After giving effect to $419.3 million in borrowings under the 2005 Senior Credit Facility and letters of credit outstanding, total availability under the 2005 Senior Credit Facility was $217.8 million as of December 31, 2008. In the fourth quarter of 2008, we completed the first phase of a $150.0 million repatriation of foreign earnings and used a portion of the proceeds to reduce our level of outstanding debt. We expect to complete this repatriation program in 2009 and pay down additional debt. In connection with this repatriation program, we recognized income tax expense of $11.6 million. Our repatriation program, one of several initiatives to further strengthen our financial flexibility, has enabled us to reduce debt and shift some of our Domestic segment leverage to the International segment, thereby allowing for more rapid overall debt reduction going forward from both Domestic and International segment operating cash flows.

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

The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $300.0 million of the outstanding balance as of December 31, 2008 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap declines as follows: to $300,000 on November 28, 2008 (through November, 2009); to $200,000 on November 28, 2009 (through November, 2010) and to $100,000 on November 28, 2010 (through November 28, 2011).

Stockholders’ Equity

Share Repurchase Program. On January 25, 2007, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. We repurchased 3.8 million shares of our common stock for a total of $100.0 million from the January 2007 authorization and completed purchases from this authorization in June 2007. On July 19, 2007, our Board of Directors approved an additional share repurchase authorization, to repurchase up to $200.0 million of our common stock. We repurchased 6.6 million shares of our common stock for approximately $200.0 million from the July 2007 authorization and have completed purchases from this authorization. On October 16, 2007, our Board of Directors authorized an additional share repurchase authorization of up to $300.0 million of our common stock. Under the existing share repurchase authorization, we have repurchased 0.7 million shares for a total of $19.9 million and have $280.1 million available for repurchase. No shares were repurchased during the year ended December 31, 2008. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we deemed appropriate.

Dividend Program. Our Board of Directors declared dividends in the first three quarters of 2008 of $0.08 per common share. On October 16, 2008, we announced that we would suspend the payment of the quarterly cash dividend and redirect the use of those funds to reduce debt. The decision to pay a dividend is reviewed quarterly and requires declaration by our Board of Directors.

In the first quarter of 2007, our Board of Directors approved an annual cash dividend of $0.24 per common share annually, to be paid in quarterly installments to the owners of our common stock. In the second quarter of 2007, our Board of Directors increased the quarterly dividend to $0.08 per common share.

Future Liquidity Sources

Our primary sources of liquidity are cash flow from operations and borrowings under our Revolvers. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 31, 2008, we had $419.3 million in total Long-term debt outstanding, and our Stockholders’ Equity was $72.4 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $19.2 million in 2009.

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

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2008 are summarized below:

	Payment Due By Period
Contractual Obligations ($ in millions)	2009	2010	2011	2012	2013	After 2013	Total Obligations
Long-term debt	$—	$—		$419.3	$—	$—	$419.3
Letters of credit	2.9	—	—	—	—	—	2.9
Interest payments (1)	19.2	17.0	14.6	10.5	—	—	61.3
Operating leases	3.8	3.5	2.6	2.2	1.6	1.3	15.0
Total	$25.9	$20.5	$17.2	$432.0	$1.6	$1.3	$498.5

 (1) Represents interest payments under our debt agreements outstanding as of December 31, 2008, assuming debt outstanding as of the end of 2008 is not repaid until debt matures in June 2012. Interest payments are calculated based on LIBOR plus applicable margin in effect at December 31, 2008, after giving effect to the interest rate swap agreement that was entered into in May 2008. The interest rate swap converted a declining balance of our outstanding 2005 Senior Credit facility from a variable rate to a fixed rate. The actual interest rates on the variable indebtedness incurred and the amount of our indebtedness could vary from those used to compute the above interest payment.

Factors That May Affect Future Performance

General Business and Economic Conditions—Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The U.S. macroeconomic environment was challenging during 2008 and was the primary factor in a slowdown in the mattress industry. In addition, our international segment experienced further weakening as a result of certain consumer trends in several European markets. We expect the economic environment in the U.S. and Europe to continue to be challenging.

In light of the macroeconomic environment, we took steps to further align our cost structure with our anticipated level of Net sales as maintaining financial flexibility is our primary short-term focus, and we made substantial progress during 2008 in reducing our inventory, improving collections, lowering expenses and paying down debt. During 2009, we expect to continue to pursue certain key strategies including: maintain focus on premium mattresses and pillows and regularly introduce new products; invest in increasing our global brand awareness; extend our presence and improve our Retail account productivity; invest in our operating infrastructure to meet the requirements of our business; and take actions to further improve our financial flexibility and strengthen our business.

Managing Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $1,106.7 million in 2007 and our Net sales were $927.8 million for the twelve months ended December 31, 2008. In the past, our growth has placed, and will continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to enhance operating and financial infrastructure. These expenditures, as well as expenditures for advertising and other marketing-related activities, are made as the continued growth in the business allows us the ability to invest. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

Gross Margins—Our gross margin is primarily impacted by the cost of raw materials, operational efficiency, product and channel mix and volume incentives offered to certain retail accounts. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than our pillows and are sold with lower margin products such as foundations and bed frames.

Competition—Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. We compete with a number of different types of mattress alternatives, including standard innerspring mattresses, other foam mattresses, waterbeds, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture and bedding stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials, television advertising and catalogs.

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

Significant Growth Opportunities—We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. Our business may be affected by general business and economic conditions that could have an impact on demand for our products. In addition, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts provides for continued growth opportunities and market share gains. Our products are currently sold in approximately 6,700 furniture and bedding retail stores in the U.S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 7,000 to 8,000 over time. Our products are also sold in approximately 5,100 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

Financial Leverage—As of December 31, 2008, we had $419.3 million of Long-term debt outstanding, and our Stockholders’ Equity was $72.4 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. Our recent repatriation of foreign earnings, suspending our quarterly cash dividend, and modest debt rebalancing between our domestic and international segments, together with productivity improvements and cost containment initiatives should enable us to decrease our financial leverage and increase our financial flexibility. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available under our 2005 Senior Credit Facility.

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

    Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Our outlook for 2009 assumes no significant variances to the currency exchange rates experienced over the course of the fourth quarter of 2008. However, our 2009 outlook assumes a a negative foreign currency impact compared to the full year 2008. Should currency rates change sharply, our results could be negatively impacted. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part II of this report.

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

Revenue Recognition—Sales of product are recognized when persuasive evidence of an arrangement exists, products are shipped and title passes to customers and the risks and awards of ownership are transferred, the sales price is fixed or determinable and collectability is reasonably assured. We extend volume discounts to certain customers and reflect these amounts as a reduction of Net sales.

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

We do not recognize revenue unless collectability is reasonably assured at the time of sale.  We extend credit based on the creditworthiness of our customers, and generally no collateral is required at the time of sale.  Our allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.  We regularly review the adequacy of our allowance for doubtful accounts.  We determine the allowance based on historical write-off experience and current economic conditions and also consider factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Historically, less than 1% of Net sales ultimately prove to be uncollectible.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

    Long-Lived Assets – The cost of plant and equipment is depreciated principally by the straight-line method over the estimated useful lives of the assets.  Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate.  Such costs are periodically reviewed for recoverability when impairment indicators are present.  Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

    Goodwill and intangible assets with indefinite lives are subject to annual impairment test as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred.  Such tests are completed separately with respect to the goodwill of each of our reporting units.  Because market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the estimated fair values of those units.  Fair value is based on an income approach with an appropriate risk adjusted discount rate and a market approach. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates. The use of alternative estimates or adjusting the discount rate could affect the estimated fair value of the assets and potentially result in impairment.

The most recent annual impairment tests indicated that the fair values of each of our reporting units were in excess of their carrying values. Despite that excess, however, impairment charges could still be required if a divestiture decision were made or other significant economic event were made or occurred with respect to one of our reporting units.  Subsequent to our October 1, 2008 annual impairment test, no indications of an impairment were identified.

Income Taxes — Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date.

We recognize deferred tax assets in our Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. In accordance with SFAS 109, a valuation allowance is recorded against these deferred tax assets to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in future periods. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of tax loss carryforwards, both domestic and foreign, and the expiration dates of tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances. At December 31, 2008, we have provided valuation allowances for all subsidiaries in a cumulative three year loss position.

Our consolidated effective income tax rate and related tax reserves are subject to uncertainties in the application of complex tax regulations from numerous tax jurisdictions around the world.  We recognize liabilities for anticipated taxes in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, taxes are and could be due as required by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. The resolution of tax matters for an amount that is different than the amount reserved would be recognized in our effective income tax rate during the period in which such resolution occurs.

Stock-Based Compensation—We follow SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which is a revision of SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. See “ITEM 8. Financial Statements and Supplementary Data - Note 8 in the Notes to Consolidated Financial Statements” in Part II of this report for further discussion of stock-based compensation.

Derivative instruments—We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133). In accordance with this standard, derivative instruments are recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivative instruments are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in Stockholders’ Equity as a component of Accumulated other comprehensive income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. The Company has designated an interest rate swap that effectively fixes the floating LIBOR-based interest rate on a declining balance of the 2005 Senior Credit Facility as a cash flow hedge. See Note 4 of the Notes to the Consolidated Financial Statements for more information on the Company’s interest rate swap.

Impact of Recently Issued Accounting Pronouncements

See “ITEM 8. Financial Statements and Supplementary Data - Note 2 of the Notes to Consolidated Financial Statements” in Part II of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. Our outlook for 2009 assumes no significant variance from the foreign currency exchange rates experienced over the course of the fourth quarter of 2008. However, our 2009 outlook assumes a negative foreign currency impact compared to the full year 2008. Should currency rates change sharply, our results could be negatively impacted.

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at December 31, 2008, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.01 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

    We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

 Interest Rate Risk

We are exposed to changes in interest rates. Our 2005 Senior Credit Facility has a variable rate. In May 2008 we entered into a three year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $350.0 million of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap declines as follows: to $300.0 million on November 28, 2008 (through November, 2009); to $200.0 million on November 28, 2009 (through November, 2010) and to $100.0 million on November 28, 2010 (through November 28, 2011).

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On December 31, 2008, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $119.3 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $1.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, ITEM 15 of this report and are presented beginning on page 41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2008.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our internal controls over financial reporting as of December 31, 2008. That report appears on page 39 of this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Tempur-Pedic International Inc. and Subsidiaries

We have audited Tempur-Pedic International Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tempur-Pedic International Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tempur-Pedic International Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 11, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 11, 2009

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Business Conduct and Ethics within the meaning of Item 406(b) of Regulation S-K. The Code applies to our employees, executive officers and directors. Our Code of Business Conduct and Ethics is publicly available on our website at http://tpx.client.shareholder.com. If we make substantive amendments to our Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four business days of such amendment or waiver.

New York Stock Exchange Certifications

As required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we have filed our  2007 Domestic Company Section 303A Annual CEO Certification with the NYSE and there were no qualifications.  This certifies that our Chief Executive Officer is not aware of any violation by the Company of the NYSE corporate governance listing standards.  We also filed our Sarbanes-Oxley Section 302 Certifications regarding the quality of the Company's public disclosure with this Form 10-K and with our Form 10-K for the period ended December 31, 2007.

Except for the information set forth above, the information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders (Proxy Statement) under the sections entitled “Proposal One—Election of Directors,” and “Board of Directors’ Meetings, Committees of the Board and Related Matters—Committees of the Board” — “Corporate Governance,” —“Policies Governing Director Nominations,” and “Executive Compensation and Related Information” and — Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Executive Compensation and Related Information—Certain Relationships and Related Transactions” and – “Directors’ Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Proposal Two— Ratification of Independent Auditors —Fees for Independent Auditors During Fiscal Year Ended December 31, 2008” and “—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	Financial statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006
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

EXHIBIT INDEX

2.1
Agreement and Plan of Merger dated as of October 4, 2002, among Fagerdala Holding B.V., Fagerdala Industri A.B., Chesterfield Properties Limited, Viking Investments S.a.r.l., Robert B. Trussell, Jr., David C. Fogg, Jeffrey P. Heath, H. Thomas Bryant, Tempur-Pedic International Inc., TWI Acquisition Corp. and Tempur World, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Tempur-Pedic International Inc. (2)
3.2
Amended and Restated By-laws of Tempur-Pedic International Inc. (2)
Second Amended and Restated By-laws of Tempur-Pedic International Inc. (13)
Third Amended and Restated By-laws of Tempur-Pedic International Inc. (21)

4.1	Specimen certificate for shares of common stock. (2)
10.1
Credit Agreement, dated as of October 18, 2005, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, Inc., Banc of America, N.A., as administrative agent, Nordea Bank Denmark A/S, Suntrust Bank, and Fifth Third Bank.(8)

10.2
Amendment No 1 to Credit Agreement, dated as of February 8, 2006, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, Inc., Banc of America, N.A., as administrative agent, Nordea Bank Denmark A/S, Suntrust Bank, and Fifth Third Bank.(9)

10.3
Amendment No. 2 to Credit Agreement dated as of December 13, 2006, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, Tempur-Pedic International, Inc., Tempur World LLC, and Tempur World Holdings, LLC and certain other subsidiaries as guarantors, Bank of America, N.A., Nordea Bank Danmark A/S, Fifth Third Bank, SunTrust Bank, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (12)

10.4	Trust Indenture, dated September 1, 2005, by and between Bernalillo County and The Bank of New York Trust Company, N.A., as Trustee.(8)
10.5	Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc.(8)
10.6	Bond Purchase Agreement, dated October 26, 2005, by and among Banc of America Securities LLC, Tempur Production USA, Inc. and Bernalillo County.(8)
10.7	Bond Purchase Agreement, dated October 26, 2005, by and among Tempur World LLC, Tempur Production USA, Inc. and Bernalillo County.(8)

10.8	Remarketing and Interest Services Agreement, dated September 1, 2005, by and between Tempur Production USA, Inc. and Banc of America Securities LLC.(8)
10.9	Mortgage, Assignment, Security Agreement and Fixture Filing, dated as of October 27, 2005, by and between Bernalillo County and Tempur Production USA, Inc.(8)
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

10.11	Tempur-Pedic International Inc. 2002 Stock Option Plan. (1)(23)
10.12	Amended and Restated Tempur-Pedic International Inc. 2003 Equity Incentive Plan. (18)(23)
10.13	Tempur-Pedic International Inc. 2003 Employee Stock Purchase Plan. (2)(23)
10.14	Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery. (3)(23)
10.15	Stock Option Agreement dated as of July 13, 2004 between Tempur-Pedic International Inc. and Sir Paul Judge. (4)(23)
10.16	Stock Option Agreement dated as of March 12, 2004 between Tempur-Pedic International Inc. and Nancy F. Koehn. (5)(23)
10.17	Stock Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and Robert B. Trussell, Jr. (6)(23)
10.18	Stock Option Agreement dated as of February 24, 2003 between Tempur-Pedic International Inc. and David Montgomery. (6)(23)
10.19	Employment and Noncompetition Agreement dated as of December 1, 2004, between Tempur-Pedic International Inc. and Matthew D. Clift. (7)(23)
10.20	Option Agreement dated as of December 1, 2004 between Tempur-Pedic International Inc. and Matthew D. Clift. (7)(23)
10.21	Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Matthew D. Clift.(12)(23)
10.22	Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Sir Paul Judge. (12)(23)
10.23	Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Nancy F. Koehn.(12)(23)

10.24	Stock Option Agreement dated May 2, 2005 between Tempur-Pedic International Inc. and Bhaskar Rao.(10)(23)
10.25	Stock Option Agreement dated October 25, 2005 between Tempur-Pedic International Inc. and Bhaskar Rao.(10)(23)
10.26	Stock Option Agreement dated February 16, 2006 between Tempur-Pedic International Inc. and Bhaskar Rao.(10)(23)
10.27	Stock Option Agreement dated May 11, 2006 between Tempur-Pedic International Inc. and Bhaskar Rao.(10)(23)
10.28		Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and David Montgomery.(10)(23)
10.29		Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and Dale E. Williams.(10)(23)
10.30		Form of Stock Option Agreement under the 2003 Equity Incentive Plan.(10)(23)
10.31		Employment Agreement dated as of July 18, 2006 between Tempur-Pedic International Inc. and Richard Anderson.(11)(23)
10.32
Amendment No. 3 to Credit Agreement dated as of June 8, 2007 by and among Tempur World LLC, Tempur Production USA,Inc., Dan-Foam Aps, Tempur-Pedic International Inc. and certain other subsidiaries as guarantors, Bank of America, N.A., Nordea Bank, Danmark A/S, Fifth Third Bank, Sun Trust Bank, JD Morgan Chase Bank, N.A., Wells Fargo Bank, N.A., National City Bank and Regions Bank .(14)

10.33		Modification Agreement dated as of November 30, 2007, among Tempur World LLC, Tempur Production USA, Inc., Dan-Foam Aps, Tempur-Pedic International Inc., Tempur World Holdings, LLC and Tempur Danmark A/S and certain other subsidiaries as guarantors, Bank of America, N.A. and Nordea Bank Danmark A/S. (15)
10.34		Amended and Restated Employment Agreement dated March 5, 2008 by and among Tempur-Pedic International Inc., Tempur World, LLC and Dale E. Williams.(16)(23)
10.35		Stock Option Agreement dated February 5, 2008 between Tempur-Pedic International, Inc. and Richard Anderson. (17)(23)
10.36		Employment and Noncompetition Agreement dated as June 30, 2008, between Tempur-Pedic International Inc. and Mark Sarvary. (20)(23)
10.37		Stock Option Agreement dated June 30, 2008 between Tempur-Pedic International Inc. and Mark Sarvary. (20)(23)
10.38		Form of Stock Option Agreement under the 2003 Equity Incentive Plan (Optionee).(10)(23)
10.39		Form of Stock Option Agreement under the 2003 Equity Incentive Plan (EVP). (19)(23)
10.40		Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director). (23)
21.1		Subsidiaries of Tempur-Pedic International Inc.
23.1		Consent of Ernst & Young LLP.
24.1		Power of Attorney of Tempur-Pedic International Inc. (included on the signature pages hereof).
31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) filed with the Commission on September 23, 2003.
(2)	Incorporated by reference from Amendment No. 3 to the Registrant’s registration statement on Form S-1 (File No. 333-109798) filed with the Commission on December 12, 2003.
(3)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) filed with the Commission on October 30, 2003.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2004.
(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 2004.
(6)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-120151) filed with the Commission on November 9, 2004.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2004.
(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on March 14, 2006.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2006.
(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2006.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2006.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on February 28, 2007.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on October 18, 2007.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2007.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 10-K filed with the Commission on February 29, 2008.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2008.
(17)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2008.
(18)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14(a) filed with the Commission on March 24, 2008.
(19)	Incorporated by reference from the Registrant’s Current Report on From 8-K filed with the Commission on May 19, 2008.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2008.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on October 27, 2008.
(22)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2008.
(23)	Indicates management contract or compensatory plan or arrangement.

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

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: February 12, 2009	By:	/s/ MARK SARVARY
Mark Sarvary Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 12th of February, 2009, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/S/ MARK SARVARY	President, Chief Executive Officer (Principal Executive Officer) and Director
Mark Sarvary

/S/ DALE E. WILLIAMS	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Dale E. Williams

/S/ BHASKAR RAO	Chief Accounting Officer and Vice President of Strategic Planning (Principal Accounting Officer)
Bhaskar Rao

/S/ H. THOMAS BRYANT	Director
H. Thomas Bryant

/S/ FRANCIS A. DOYLE	Director
Francis A. Doyle

/S/ PETER K. HOFFMAN	Director
Peter K. Hoffman

/S/ JOHN A. HEIL	Director
John A. Heil

/S/ NANCY F. KOEHN	Director
Nancy F. Koehn

/S/ SIR PAUL JUDGE	Director
Sir Paul Judge

/S/ CHRISTOPHER A. MASTO	Director
Christopher A. Masto

/S/ P. ANDREWS MCLANE	Director
P. Andrews McLane

/S/ ROBERT B. TRUSSELL, JR.	Director
Robert B. Trussell, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Tempur-Pedic International Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tempur-Pedic International Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, Tempur-Pedic International Inc. and Subsidiaries adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  Also as discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, Tempur-Pedic International Inc. and Subsidiaries adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” using the modified-prospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tempur-Pedic International Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2009, expressed an unqualified opinion thereon.

                                           /s/ Ernst & Young LLP

Louisville, Kentucky
February 11, 2009

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Net sales	$927,818	$1,106,722	$945,045
Cost of sales	526,861	571,896	484,507
Gross profit	400,957	534,826	460,538
Selling and marketing expenses	172,350	193,574	171,787
General, administrative and other expenses	94,743	97,138	79,446
Operating income	133,864	244,114	209,305
Other expense, net:
Interest expense, net	(25,123)	(30,484)	(23,920)
Loss on extinguishment of debt	—	—	(10,722)
Other (expense) income, net	(1,319)	(756)	102
Total other expense	(26,442)	(31,240)	(34,540)
Income before income taxes	107,422	212,874	174,765
Income tax provision	48,554	71,415	62,443
Net income	$58,868	$141,459	$112,322
Earnings per common share:
Basic	$0.79	$1.77	$1.32
Diluted	$0.79	$1.74	$1.28
Cash dividend per common share	$0.24	$0.30	$—
Weighted average common shares outstanding:
Basic	74,737	79,831	84,922
Diluted	74,909	81,256	87,530

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$15,385	$33,315
Accounts receivable, net	99,811	163,730
Inventories	60,497	106,533
Prepaid expenses and other current assets	9,233	11,133
Deferred income taxes	11,888	11,924
Total Current Assets	196,814	326,635
Property, plant and equipment, net	185,843	208,370
Goodwill	192,569	198,286
Other intangible assets, net	66,823	68,755
Deferred financing costs and other non-current assets	4,482	4,386
Total Assets	$646,531	$806,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,355	$56,206
Accrued expenses and other current liabilities	65,316	66,080
Income taxes payable	7,783	4,060
Current portion of long-term debt	—	288
Total Current Liabilities	114,454	126,634
Long-term debt	419,341	601,756
Deferred income taxes	28,371	29,645
Other non-current liabilities	11,922	259
Total Liabilities	574,088	758,294
Commitments and Contingencies (see Note 9)
Stockholders’ Equity:
Common stock, $0.01 par value, 300,000 shares authorized; 99,215 shares issued as of December 31, 2008 and 2007	992	992
Additional paid in capital	291,018	283,564
Retained earnings	281,422	241,812
Accumulated other comprehensive (loss) income	(12,590)	13,550
Treasury stock, at cost; 24,382 and 24,681 shares as of December 31, 2008 and 2007, respectively	(488,399)	(491,780)
Total Stockholders’ Equity	72,443	48,138
Total Liabilities and Stockholders’ Equity	$646,531	$806,432

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares		Treasury Shares					Accumulated
					Additional	Deferred		Other
	Shares	At	Shares	At	Paid in	Stock	Retained	Comprehensive
	Issued	Par	Issued	Cost	Capital	Compensation	Earnings	(Loss) Income	Total
Balance, December 31, 2005	99,215	$992	6,767	$(75,218)	$255,369	$(2,196)	$46,245	$1,137	$226,329
Comprehensive Income:
Net income							112,322		112,322
Foreign currency translation								2,855	2,855
Total Comprehensive Income							112,322	2,855	115,177
Exercise of stock options			(2,049)	22,265	57		(17,959)		4,363
Tax adjustments related to stock compensation					7,631				7,631
Treasury stock repurchased			11,275	(144,000)					(144,000)
Amortization of unearned stock-based compensation					1,652	2,196			3,848
Balance, December 31, 2006	99,215	$992	15,993	$(196,953)	$264,709	$—	$140,608	$3,992	$213,348
Comprehensive Income:
Net income							$141,459		141,459
Foreign currency translation								9,558	9,558
Total Comprehensive Income							141,459	9,558	151,017
Exercise of stock options			(2,372)	25,057	1,294		(16,444)		9,907
Tax adjustments related to stock compensation					11,073				11,073
Treasury stock repurchased			11,060	(319,884)					(319,884)
Dividend paid to stockholders							(23,811)
Amortization of unearned stock-based compensation					6,488				6,488
Balance, December 31, 2007	99,215	$992	24,681	$(491,780)	$283,564	$—	$241,812	$13,550	$48,138
Comprehensive Income:
Net income							58,868		58,868
Derivative instruments accounted for as hedges, net of tax of $4,528								(7,082)	(7,082)
Foreign currency translation								(19,058)	(19,058)
Total Comprehensive Income							58,868	(26,140)	32,728
Exercise of stock options			(299)	3,381	(854)		(1,325)		1,202
Tax adjustments related to stock compensation					399				399
Dividend paid to stockholders							(17,933)		(17,933)
Amortization of unearned stock-based compensation					7,909				7,909
Balance, December 31, 2008	99,215	$992	24,382	$(488,399)	$291,018	$—	$281,422	$(12,590)	$72,443

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,868	$141,459	$112,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,756	33,414	24,828
Amortization of deferred financing costs	1,060	1,029	1,868
Loss on extinguishment of debt	—	—	10,722
Amortization of stock-based compensation	8,041	6,728	3,848
Bad debt expense	8,110	5,997	3,464
Deferred income taxes	2,423	(8,961)	(3,828)
Foreign currency adjustments	(1,183)	423	40
Loss on sale of equipment	666	324	488
Changes in operating assets and liabilities:
Accounts receivable	51,231	(20,536)	(27,608)
Inventories	45,758	(38,216)	21,284
Prepaid expenses and other current assets	1,695	(3,226)	3,327
Accounts payable	(15,676)	1,861	12,253
Accrued expenses and other current liabilities	535	3,532	4,066
Income taxes	4,110	2,533	(1,259)
Net cash provided by operating activities	198,394	126,361	165,815
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks and other intellectual property	(870)	(1,057)	(936)
Purchases of property, plant and equipment	(10,494)	(16,149)	(37,211)
Acquisition of businesses, net cash acquired	(1,529)	(5,805)	—
Proceeds from sale of equipment	384	140	286
Proceeds from escrow settlement	7,141	—	—
Net cash used by investing activities	(5,368)	(22,871)	(37,861)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	127,383	420,547	277,772
Repayments of long-term revolving credit facility	(251,536)	(146,293)	(92,500)
Repayments of long-term debt	(1,359)	(45,488)	(73,329)
Proceeds from issuance of Series A Industrial Revenue Bonds	—	15,380	—
Repayments of Series A Industrial Revenue Bonds	(57,785)	(5,760)	(5,760)
Repayments of Senior Subordinated Notes	—	—	(97,500)
Redemption premium on Senior Subordinated Notes	—	—	(7,620)
Proceeds from issuance of Common stock	695	8,175	4,045
Excess tax benefit from stock based compensation	399	11,073	7,693
Treasury stock repurchased	—	(319,884)	(144,000)
Dividend paid to stockholders	(17,933)	(23,811)	—
Payments for deferred financing costs and other	(14)	(1,581)	(1,277)
Net cash used by financing activities	(200,150)	(87,642)	(132,476)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,806)	1,679	2,455
(Decrease) increase in cash and cash equivalents	(17,930)	17,527	(2,067)
CASH AND CASH EQUIVALENTS, beginning of year	33,315	15,788	17,855
CASH AND CASH EQUIVALENTS, end of year	$15,385	$33,315	$15,788
Supplemental cash flow information:
Cash paid during the period for:
Interest	$24,978	$30,176	$28,794
Income taxes, net of refunds	38,346	68,271	58,451

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business— Tempur-Pedic International Inc., a Delaware corporation, together with its subsidiaries is a U.S. based, multinational company. The term “Tempur-Pedic International” refers to Tempur-Pedic International Inc. only, and the term “Company” refers to Tempur-Pedic International Inc. and its consolidated subsidiaries. Tempur World, Inc. was formed on January 1, 2000 to combine the manufacturing facilities and the global distribution capabilities of all TEMPUR® products, and Tempur-Pedic International Inc. was formed in 2002 to acquire Tempur World, Inc. This acquisition (Tempur Acquisition) was effective as of November 1, 2002.

The Company manufactures, markets and sells products including pillows, mattresses, and other related products. The Company manufactures essentially all its pressure-relieving TEMPUR® products at three manufacturing facilities, with one located in Denmark and two in the U.S. The Company has sales distribution subsidiaries operating in the U.S., Europe and Asia Pacific and has third party distribution arrangements in certain other countries where it does not have subsidiaries. The Company sells its products through four sales channels: Retail, Direct, Healthcare, and Third party.

(b) Reclassifications—Certain prior period amounts have been reclassified to conform to the 2008 presentation including the presentation of General, administrative and other expenses which includes research and development expenses previously disclosed separately in the Consolidated Statements of Income. These changes do not materially affect previously reported subtotals within the Consolidated Financial Statements for any previous period presented.

(c) Basis of Consolidation—The accompanying financial statements include the accounts of Tempur-Pedic International and its subsidiaries. All subsidiaries are wholly-owned. Intercompany balances and transactions have been eliminated. The Company does not hold any interest in variable-interest entities.

(d) Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, and changes in the prices of raw materials, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

(e) Foreign Currency—Assets and liabilities of non-U.S. subsidiaries, whose functional currency is the local currency, are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustment resulting from translating the financial statements of foreign subsidiaries are included in Accumulated other comprehensive income, a component of Stockholders’ Equity and are included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchanges rates on the transaction date and on the settlement date.

(f) Derivative Financial Instruments—The Company accounts for derivative financial instruments and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (SFAS 133). In accordance with this standard, derivative instruments are recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivative instruments are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in Stockholders’ Equity as a component of Accumulated other comprehensive (loss) income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. The Company has designated an interest rate swap that effectively fixes the floating LIBOR-based interest rate on a declining balance of the 2005 senior credit facility as a cash flow hedge. See Note 4 for more information on the Company’s interest rate swap.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Derivative financial instruments are used in the normal course of business to manage interest rate and foreign currency exchange risks. Credit risk is managed through the selection of sound financial institutions as counterparties. The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings.

(g) Cash and Cash Equivalents—Cash and cash equivalents consist of all highly liquid investments with initial maturities of three months or less.

(h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

	December 31,
	2008	2007
Finished goods	$41,385	$75,692
Work-in-process	5,706	11,135
Raw materials and supplies	13,406	19,706
	$60,497	$106,533

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

(j) Long-Lived Assets—In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144), long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale).

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

(k) Goodwill and Other Intangible Assets—Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate an impairment may have occurred. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), the Company performs an annual impairment test on all existing goodwill and other indefinite lived assets on October 1 of each year and whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company reviewed goodwill for impairment based on its identified reporting units, which include its domestic and international operations. In conducting the impairment test, the fair value of each of the Company’s reporting units is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. The Company’s determination of fair value of the reporting units is based on an income approach with an appropriate risk adjusted discount rate and a market approach. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company also tests its indefinite-lived intangible assets, principally trademarks, for impairment using a “relief-from-royalty” method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates. The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in fiscal 2008, 2007 and 2006, none of which resulted in the recognition of impairment charges. For further information on Goodwill and Other intangible assets see Note 3.

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

The Company had the following activity for sales returns from December 31, 2006 to December 31, 2008:

Balance as of December 31, 2006	$5,883
Amounts accrued	45,159
Returns charged to accrual	(45,579)
Balance as of December 31, 2007	5,463
Amounts accrued	41,255
Returns charged to accrual	(42,914)
Balance as of December 31, 2008	$3,804

(m) Warranties—The Company provides a 20-year warranty for U.S. sales and a 15-year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Estimates of warranty expenses are based primarily on historical claim experience and product testing. Warranties are included in Accrued expenses and other in the Consolidated Balance Sheets.

The Company had the following activity for warranties from December 31, 2006 to December 31, 2008:

Balance as of December 31, 2006	$2,903
Amounts accrued	3,408
Warranties charged to accrual	(2,886)
Balance as of December 31, 2007	3,425
Amounts accrued	3,708
Warranties charged to accrual	(3,230)
Balance as of December 31, 2008	$3,903

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

(n) Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards.  The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change.  Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. The Company accounts for uncertain foreign and domestic tax positions as required by Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measure of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

(o) Revenue Recognition—Sales of product are recognized when persuasive evidence of an arrangement exists, products are shipped and title passes to customers and the risks and awards of ownership are transferred, the sales price is fixed or determinable and collectability is reasonably assured. The Company extends volume discounts to certain customers and reflects these amounts as a reduction of Net sales. The Company also reports Net sales net of tax assessed by qualifying governmental authorities. The Company extends credit based on the creditworthiness of its customers.  No collateral is required on sales made in the normal course of business.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company regularly reviews the adequacy of its allowance for doubtful accounts.  The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Consolidated Balance Sheets was $6,726 and $8,056 as of December 31, 2008 and 2007, respectively.

The Company reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling were approximately $8,838,  $10,919, and $10,604 for the years ended December 31, 2008, 2007 and 2006, respectively. Amounts included in Cost of sales for shipping and handling were $78,065, $84,819, and $73,316 for the years ended December 31, 2008, 2007, and 2006, respectively.

    (p) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in Selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $85,326, $104,548, and $97,214 for the years ended December 31, 2008, 2007 and 2006, respectively.  Advertising costs deferred and included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $4,419 and $4,709 as of December 31, 2008 and 2007, respectively.

(q) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred and included in General, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were approximately $5,983, $5,926 and $3,728 for the years ended December 31, 2008, 2007 and 2006, respectively.

(r) Stock-Based Compensation—The Company adopted SFAS No. 123R, “Share-Based Payment” (SFAS 123R) on January 1, 2006 using the modified prospective method for the transition.  SFAS 123R requires compensation expense relating to share-based payments be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period. The impact of adopting SFAS 123R was $2,304, for the year ended December 31, 2006. Deferred stock compensation amounts in the Stockholders’ Equity section of the Consolidated Balance Sheets are included in Additional paid in capital as of December 31, 2008 and 2007.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

(s) Treasury Stock—The Board of Directors may authorize share repurchases of the Company’s common stock (Share Repurchase Authorizations). Share repurchases under these authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company, and a committee of the Board, deem appropriate. Shares repurchased under Share Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee stock option plans. Treasury shares are accounted for under the cost method and reported as a reduction of Stockholders’ equity. Share Repurchase Authorization may be suspended, limited or terminated at any time without notice.

(t) Fair Value Measurements— In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure about fair value measurements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings.  SFAS 157 requires the fair value of an asset or liability to be based on market-based measures which will reflect the credit risk of the company. In February 2008, the FASB released FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” (FSP 157-2) which delays the effective date of SFAS 157 for nonfinancial assets and liabilities until January 2009. The Company does not believe the adoption of FSP 157-2 will have a material impact on the Company’s financial position or operating results upon adoption on January 1, 2009. Additionally, in October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the adoption of SFAS 157 in a market that is not active. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities. SFAS 157 does not require new fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or operating results. See Note 5 for additional information.

(2) Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will apply the provisions of SFAS 141(R) to business combinations for which the acquisition date is on or after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows.  The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under SFAS 133. The adoption of SFAS 161 on January 1, 2009 is not expected to have a material impact on the Company’s financial position or operating results.

In April 2008, the FASB issued Staff Position No. FAS 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets”, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. The adoption of FSP 142-3 on January 1, 2009 is not expected to have a material impact on the Company’s financial position or operating results.

 (3) Goodwill and Other intangible assets

 The following table summarizes information relating to the Company’s Other intangible assets:

		December 31, 2008			December 31, 2007
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$9,866	$6,134	$16,000	$8,267	$7,733
Patents & other trademarks	5-20	11,655	7,767	3,888	11,233	7,533	3,700
Customer database	5	4,838	4,455	383	4,868	4,334	534
Foam formula	10	3,700	2,282	1,418	3,700	1,912	1,788
Total		$91,193	$24,370	$66,823	$90,801	$22,046	$68,755

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Amortization expense relating to intangible assets for the Company was $2,412, $3,876, and $3,987 for the years ended December 31, 2008, 2007 and 2006, respectively.

Annual amortization of intangible assets is expected to be as follows:

Year Ending December 31,
2009	$2,417
2010	2,400
2011	2,394
2012	1,756
2013	76

            The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	Domestic	International	Total
Balance as of December 31, 2006	$89,929	$108,278	$198,207
Goodwill acquired during the period	—	2,245	2,245
Foreign currency translation adjustments	—	(491)	(491)
Pre-Tempur Acquisition tax adjustment	—	(1,675)	(1,675)
Balance as of December 31, 2007	$89,929	$108,357	$198,286
Goodwill acquired during the period	—	895	895
Foreign currency translation adjustments	—	(1,594)	(1,594)
Pre-Tempur Acquisition tax adjustment	—	1,449	1,449
Escrow settlement	—	(6,467)	(6,467)
Balance as of December 31, 2008	$89,929	$102,640	$192,569

    On February 1, 2008, the Company acquired its third party distributor in New Zealand. The total purchase price was approximately $1,438. The assets purchased were initially valued at approximately $948 and primarily include inventory and fixed assets. The remainder of the purchase price was allocated to Goodwill. During the year ended December 31, 2008, the Company recorded an adjustment to unrecognized tax benefits related to the Tempur Acquisition as further described in Note 10. On December 24, 2008, the Company received cash from the release of the escrow account related to the Tempur Acquisition, reflecting final settlement of all amounts initially paid to escrow, resulting in a reduction to Goodwill.

During the year ended December 31, 2007, the Company acquired the rights to sell its products and certain other assets in the Austrian and Australian markets for a total purchase price of $5,805. Net assets purchased were initially valued at $3,560 and include inventory, fixed assets, among other assets. The remainder of the purchase price was allocated to Goodwill. During the year ended December 31, 2007, the Company recorded other changes to the carrying amount of Goodwill related to changes in amounts for foreign currency translation and tax adjustments related to the Tempur Acquisition, including the utilization of pre-acquisition net operating losses and adjustments to pre-acquisition income tax contingencies.

(4) Long-term Debt

    (a) Long-term Debt—Long-term debt for the Company consisted of the following:

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

	December 31, 2008	December 31, 2007
2005 Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (4.44% and 5.86% as of December 31, 2008 and December 31, 2007, respectively), commitment through and due June 8, 2012	$403,500	$543,000
Foreign Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (2.59% at December 31, 2008) commitment through and due June 8, 2012	15,841	—
2005 Industrial Revenue Bonds:
Variable Rate Industrial Revenue Bonds Series 2005A, interest rate determined by remarketing agent	—	57,785
Other:
Mortgages payable to a bank (bearing fixed interest at 4.7% to 5.2% as of December 31, 2007)	—	1,259
	419,341	602,044
Less: Current portion	—	(288)
Long-term debt	$419,341	$601,756

The long-term debt of the Company is scheduled to mature in 2012.

(b) Secured Credit Financing—On October 18, 2005, the Company entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $640,000, and matures in 2012. The domestic credit facility is a five-year, $615,000 revolving credit facility (Domestic Revolver). The foreign credit facility is a five-year $25,000 revolving credit facility (Foreign Revolver). Both credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in Amendment No. 3, plus one of the following indexes: London Inter-bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a Base rate. The Base rate of U.S. dollar-denominated loans are defined as the higher of either the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility.  The facility fee is calculated based on the consolidated leverage ratio and ranges from .125% to .25%.

    In May 2008, the Company entered into a three year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under the interest rate swap, the Company pays at a fixed rate and receives payments at a variable rate. This swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $350,000 of the outstanding principal balance under the 2005 Senior Credit Facility. The amount of the outstanding balance subject to the swap will decline over time as follows: to $300,000 on November 28, 2008 (through November, 2009); to $200,000 on November 28, 2009 (through November, 2010) and to $100,000 on November 28, 2010 (through November 28, 2011). The Company has designated this swap agreement as a cash flow hedge and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The Company will select the LIBOR-based rate on the hedged portion of the 2005 Senior Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of Accumulated other comprehensive (loss) income and recognized as Interest expense, net as debt payments are paid or accrued. The ineffective portion is recognized as Other expense, net. The fair value of this swap was a liability of $11,610 at December 31, 2008, and was included in Other non-current liabilities in the accompanying Consolidated Balance Sheets. As of December 31, 2008, the Company has recognized Other comprehensive loss of $7,082 related to the effectively hedged portion of the swap, net of tax. There was no hedge ineffectiveness over this period. Over the next 12 months, the Company expects to reclassify $7,046 of deferred losses on derivative instruments from Accumulated other comprehensive (loss) income to earnings due to the payment of variable interest associated with the floating 2005 Senior Credit Facility.

    TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

    The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of December 31, 2008.

    The 2005 Senior Credit Facility provides for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $2,871 at December 31, 2008. After giving effect to letters of credit and $419,341 in borrowings under the Domestic and Foreign Revolvers, total availability under the Revolvers was $217,788 at December 31, 2008.

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
.
Bernalillo County also agreed to issue Series 2005B Taxable Fixed Rate Industrial Revenue Bonds (Series B Bonds, and collectively with Series A Bonds, the Bonds). The Series B Bonds were sold to Tempur World LLC (Tempur World), and will be held by Tempur World representing the Company’s equity in the Project. In connection with issuance of the Series B Bonds, the Company made an investment in Series B bonds in a like amount. The Company has the right to offset the Series B Bonds against its investment in the Series B Bonds, and accordingly, the amounts have been recorded net in the accompanying Condensed Consolidated Balance Sheets. On September 1, 2008, Tempur World redeemed the majority of the outstanding Series B Bonds in the amount of $23,002. The remaining $100 of the outstanding Series B Bonds have a final maturity date of September 1, 2030. The interest rate on the Series B Bonds is fixed at 7.75%.

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

On December 29, 2006, the Company redeemed in full the outstanding aggregate principal amount of $97,500 of Senior Subordinated Notes. The redemption price was 107.815% of the principal amount. The Company reflected the $7,620 redemption premium and the $3,102 related to the non-cash write-off of deferred financing fees as a Loss on extinguishment of debt for the year ended December 31, 2006.

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

  TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  At December 31, 2008, the Company had an interest rate swap and foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

		Fair Value Measurements at December 31, 2008 Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$96	$—	$96	$—

Liabilities:
Interest rate swap	$11,610	$—	$11,610	$—

The carrying value of Cash and cash equivalents, Accounts receivable, and Accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2005 Senior Credit Facility (as defined in Note (4)(b)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

(6) Stockholders’ Equity

(a) Capital stock—The Company has 300,000 authorized shares of common stock with $0.01 per share par value and 10,000 authorized shares of preferred stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratable such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

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

(b) Registration Rights—Under the terms of a registration rights agreement entered into in 2002 in connection with the Tempur Acquisition, holders of 10% of Tempur-Pedic International Inc.’s registrable securities, as defined in the Registration Rights Agreement, have the right, subject to certain conditions, to require Tempur-Pedic International Inc. to register any or all of their shares of common stock under the Securities Act of 1933, as amended (Securities Act), at the Company’s expense. The 15,313 shares of common stock sold in the initial public offering by selling shareholders and the 14,950 shares sold in the 2004 secondary offering were sold by selling stockholders that were parties to the Registration Rights Agreement. As of December 31, 2008, the Company estimates that 469 outstanding shares of registrable common stock are held by parties to the registration rights agreement. Certain of these holders have demand registration rights under the registration rights agreement as described above.

  TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

(c) Share Repurchase Programs—On January 25, 2007, the Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock. The Company repurchased 3,840 shares of the Company’s common stock for a total of $100,000 and completed purchases from this authorization in June 2007. On July 19, 2007, the Board of Directors approved an additional share repurchase authorization to repurchase up to $200,000 of the Company’s common stock. The Company repurchased 6,561 shares of the Company’s common stock for approximately $200,000 and completed purchases from the July 2007 authorization in September 2007. On October 16, 2007, the Board of Directors authorized an additional share repurchase of up to $300,000 of the Company’s common stock. During the three months ended December 31, 2007, the Company repurchased 659 shares of the Company’s common stock for approximately $19,900. Under the existing Share Repurchase Authorization, the Company has $280,100 available for repurchase.  No shares were repurchased during the year ended December 31, 2008. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company and a committee of the Board deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

(d) Dividend Program—The Company’s Board of Directors declared dividends in the first three quarters of 2008 of $0.08 per common share. On October 16, 2008, the Company announced that it would suspend the payment of its quarterly cash dividend. The decision to pay a dividend in future periods will be reviewed by the Board of Directors on a periodic basis.

In the first quarter of 2007, the Company’s Board of Directors initiated a cash dividend of $0.24, paid in quarterly installments of $0.06. In the second quarter of 2007, the Company’s Board of Directors increased the quarterly dividend payments to $0.08. The same dividend was declared in the third and fourth quarters of 2007. Prior to 2007, the Company had never previously declared a cash dividend for its common stock.

(7) Other Balance Sheet Items

(a) Property, Plant and Equipment—

Property, plant and equipment, net consisted of the following:

	December 31,
	2008	2007
Land and buildings	$122,256	$123,973
Machinery and equipment, furniture and fixtures, and other	192,029	186,175
Construction in progress	5,321	7,210
	319,606	317,358
Accumulated depreciation and amortization	(133,763)	(108,988)
	$185,843	$208,370

Depreciation expense for the Company was $30,343, $29,538, and $20,841 for the years ended December 31, 2008, 2007 and 2006, respectively.

(b) Foreign Currency Contracts—The Company’s earnings, as a result of its global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect its results of operations and financial position. The Company protects a portion of its currency exchange exposure with foreign currency forward contracts.

  TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings in the accompanying Consolidated Statements of Income. The contracts had notional values of $29,973 and $10,775 as of December 31, 2008 and 2007, respectively. The contracts had fair values of $96 included in Prepaids and other current assets as of December 31, 2008 and $58 included in Accrued expenses and other current liabilities as of December 31, 2007, in the accompanying Consolidated Balance Sheets. Tempur-Pedic International also had foreign exchange (losses) gains on derivative financial instruments of $(1,689), $353, and $1,155 for the years ended December 31, 2008, 2007 and 2006, respectively, included in the accompanying Consolidated Statements of Income.

(c) Accrued expenses and other—

Accrued expenses and other consisted of the following:

	December 31,
	2008	2007
Salary and related expenses	$11,226	$14,512
Accrued unrecognized tax benefits	11,012	7,030
Accrued sales and value added taxes	10,768	11,460
Warranty accrual	3,903	3,425
Sales returns	3,804	5,463
Other	24,603	24,190
	$65,316	$66,080

(d) Accumulated other comprehensive income—

    Accumulated other comprehensive (loss) income consisted of the following:

	December 31,
	2008	2007
Derivative instruments accounted for as hedges, net of tax of $4,528	$(7,082)	$—
Foreign currency translation	(5,508)	13,550
Accumulated other comprehensive (loss) income	$(12,590)	$13,550

(8) Stock-based Compensation

Tempur-Pedic International has two stock-based compensation plans which provide for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards to employees, non-employee directors, consultants and Company advisors. The plans under which equity awards may be granted are the 2002 Option Plan and the Amended and Restated 2003 Equity Incentive Plan, (the 2003 Plan).  Tempur-Pedic International also has a stock-based compensation plan which permits eligible employees to purchase its shares at a discounted price, subject to certain guidelines set forth by its 2003 Employee Stock Purchase Plan, as amended (ESPP). It is the policy of the Company to issue stock out of Treasury shares upon exercise of options. The Company believes that awards and purchases made under these plans better align the interests of the plan participants with those of its stockholders.

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

The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which, together with the Board of Directors, has the exclusive authority to administer the 2003 Plan, including the power to determine eligibility to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards and the acceleration or waiver of any vesting and performance of forfeiture restrictions, in each case subject to the terms of the 2003 Plan. Any of the Company’s employees, non-employee directors, consultants and Company advisors, as determined by the Compensation Committee, may be selected to participate in the 2003 Plan. The awards generally vest based on 4 years of continuous service and have 10-year contractual terms. Tempur-Pedic International may issue a maximum of 9,000 shares of its common stock under the 2003 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of options granted which are subject to SFAS 123R. The assumptions used in the Black-Scholes pricing model for the years ended December 31, 2008, 2007 and 2006 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of Tempur-Pedic International’s common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects the assumption that the dividend payout in place at the time of stock-based award grant would continue with no anticipated increases.

	Year Ended
	December 31,
	2008	2007	2006
Expected volatility range of stock	41 – 60%	40 – 41%	40 – 43%
Expected life of option, range in years	1.0 – 5.0	2.0 – 5.0	1.5 – 6.1
Risk-free interest rate range	1.5 – 3.4%	3.2 – 5.1%	3 – 4.8%
Expected dividend yield on stock	1.4 – 4.2%	1.0 – 1.1%	0%

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

A summary of Tempur-Pedic International’s unvested shares as of December 31, 2008 and changes during the years-ended December 31, 2008 and 2007 are presented below:

	Shares	Weighted Average Grant Date Fair Value

Options unvested at December 31, 2006	3,111	$6.35
Granted	1,090	10.02
Vested	(1,108)	5.99
Forfeited	(111)	7.33
Options unvested at December 31, 2007	2,982	$7.67
Granted	2,132	3.74
Vested	(1,004)	6.94
Forfeited	(659)	6.12
Options unvested at December 31, 2008	3,451	$5.66

A summary of stock options activity under the 2002 Option Plan and 2003 Plan is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	5,954	$10.03
Granted	1,090	26.71
Exercised	(2,331)	3.80
Terminated	(111)	16.29
Options outstanding at December 31, 2007	4,602	$17.10
Granted	2,132	10.54
Exercised	(245)	2.82
Terminated	(1,094)	15.39
Options outstanding at December 31, 2008	5,395	$15.50	8.25	$622
Options exercisable at December 31, 2008	1,944	$17.09	7.15	$285

The total intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $2,973, $48,845 and $26,140, respectively.

The Black-Scholes pricing model amortizes compensation expense on a straight-line basis, and the expense is expected to be recognized over a weighted-average remaining period of 2.5 years as of December 31, 2008. The total Black-Scholes value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $6,915, $4,996 and $4,675, respectively. For the years ended December 31, 2008, 2007 and 2006 the Company recognized $7,909, $5,881 and $2,034, respectively, of stock-based compensation expense in General and administrative expenses and Selling and marketing expenses related to stock options granted under the 2003 Plan which were subject to SFAS 123R. As of December 31, 2008, there was $23,101 of unearned stock-based compensation expense related to these options. The future amortization of these unearned stock-based compensation costs will be $7,166 in 2009; $5,323 in 2010; $5,045 in 2011 and $5,567 in 2012.

  TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The Company recorded $169 and $1,106 of stock-based compensation expense for the years ended December 31, 2007 and 2006, respectively, related to options granted under the 2002 Option Plan prior to the initial public offering in 2003 that have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The unearned stock-based compensation for these options has been amortized to compensation expense over their respective vesting term based on the “graded vesting” methodology and was fully amortized to compensation expense as of December 31, 2007.

For the years ended December 31, 2007 and 2006, the Company recognized $438 and $438 of stock-based compensation expense related to restricted stock units (RSUs). As of December 31, 2007, stock-based compensation expense related to RSUs was fully amortized to compensation expense.

Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares, for the years ended December 31, 2008, 2007 and 2006 was $695, $8,175 and $4,045, respectively.

 (9) Commitments and Contingencies

(a) Lease Commitments—The Company has various operating leases that call for annual rental payments due in equal monthly installments and a lease with a rent free occupancy period. The Company’s policy is to recognize expense for lease payment, including those with escalating provisions and rent free periods, on a straight-line basis over the lease term. Operating lease expenses were $4,430, $4,726, and $4,926 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments at December 31, 2008 under these non-cancelable leases are as follows:

Year Ended December 31,
2009	$3,843
2010	3,470
2011	2,550
2012	2,197
2013	1,630
Thereafter	1,340
$15,030

(b) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of December 31, 2008 and 2007.

  TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

(c) Antitrust Action—On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the “Antitrust Action”). The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, the Company filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the Plaintiffs filed a “Motion to Alter or Amend Judgment,” which has been fully briefed. On May 1, 2008, the court denied the Jacobs’ motion for reconsideration of the court’s orders dismissing their claims.  The Jacobs appealed the dismissal of their claims, and the parties argued the appeal before the United States Circuit Court for the Eleventh Circuit on December 11, 2008.  The matter has been taken under advisement by the court.  The Company continues to strongly believe that the Antitrust Action lacks merit, and intends to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operation. Accordingly, the Company cannot make an estimate of the possible ranges of loss.

(d) New York Attorney General -  In December 2008, the Office of the Attorney General of the State of New York, Antitrust Bureau (OAG) requested that the Company consider discontinuing its unilateral retail price policy (UPPL) in the State of New York, and informed the Company that it may bring an enforcement action against the Company under New York law if the Company chose not to do so.  The Company believes that its UPPL complies with state and federal law, and, should the OAG challenge the UPPL, intends to vigorously defend it. However, due to the inherent uncertainties of litigation, the Company cannot at this time predict the outcome of any such enforcement action, if brought, and can give no assurance that these claims will not have a material adverse affect on its financial position or results of operation. Accordingly, the Company cannot make an estimate of the possible ranges of loss.

    The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse affect on its business, financial condition, liquidity, or operating results.

 (10) Income Taxes

Repatriation of Foreign Earnings – In the fourth quarter of 2008, the Company completed the first phase of a $150,000 repatriation of foreign earnings and used a portion of the proceeds to reduce our level of outstanding debt. The Company expects to complete this repatriation program in 2009 and pay down additional debt. In connection with this repatriation, the Company recognized tax expense of $11,631.

The Company has not provided for U.S. federal, state income and foreign withholding taxes on $118,372 of undistributed earnings from non-U.S. operations as December 31, 2008 because the Company intends to reinvest such earnings indefinitely outside of the United States.  If Tempur-Pedic International were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.  These undistributed earnings have been reduced by the announced repatriation plan of $150,000.

  TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Provision for Income Taxes—The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2008		2007		2006
	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes
Statutory U.S. federal income tax	$37,598	35.0%	$74,506	35.0%	$61,168	35.0%
State income taxes, net of federal benefit	2,122	2.0	6,777	3.2	3,034	1.7
Foreign tax differential	(5,724)	(5.3)	(9,109)	(4.3)	(6,443)	(3.7)
Change in valuation allowance	843	0.8	(2,474)	(1.1)	2,075	1.2
Foreign repatriation, net of Foreign tax credits	11,400	10.6	—	—	—	—
Incentive stock options	—	—	—	—	(892)	(0.5)
Subpart F income and Section 956	2,373	2.2	3,211	1.5	2,250	1.3
Manufacturing deduction	(587)	(0.6)	(2,069)	(1.0)	(503)	(0.3)
Permanent and other	529	0.5	573	0.3	1,754	1.0
Effective income tax provision	$48,554	45.2%	$71,415	33.6%	$62,443	35.7%

Subpart F income represents interest and royalties earned by a foreign subsidiary as well as sales made by certain foreign subsidiaries outside of their country of incorporation. Under the Internal Revenue Code, such income is taxable to Tempur-Pedic International as if earned directly by Tempur-Pedic International.

The following sets forth the amount of pre-tax income attributable to each of the Company’s operating segments for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Pre-tax income
Domestic	$20,715	$104,640	$83,665
International	86,707	108,234	91,100
Consolidated	$107,422	$212,874	$174,765

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than 50-percent likelihood of being realized. The Company did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

Balance as of December 31, 2006	$8,432

Additions based on tax positions related to 2007	453
Additions for tax positions of prior years	167
Reductions for tax positions of prior years	(2,022)
Settlements of uncertain tax positions with tax authorities

Balance as of December 31, 2007	$7,030

Additions based on tax positions related to 2008	460
Additions for tax positions of prior years	3,807
Reductions for tax positions as a result of a lapse of applicable statute of limitations	(285)
Settlements of uncertain tax positions with tax authorities	—

Balance as of December 31, 2008	$11,012

The entire amount of unrecognized tax benefits would impact the effective income tax rate if recognized. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. During the years ended December 31, 2008, 2007 and 2006, the Company recognized approximately $881, $197 and $764 in interest and penalties, respectively.  The Company had approximately $1,896 and $1,015 of accrued interest and penalties at December 31, 2008 and 2007, respectively.

On October 24, 2007, the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39,300 including interest and underpayment penalties. On January 23, 2008 the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advanced Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the IRS and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008, the Company filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS has communicated to the Company their intent to begin analyzing the Bilateral APA in the first quarter of 2009. During 2008, the gross amount of unrecognized tax benefits relating to this matter was increased by approximately $2,200, of which approximately $800 impacted the effective tax rate and approximately $1,600 was recorded as a component of Goodwill as it related to periods prior to the Tempur Acquisition on November 1, 2002. The Company believes it has meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary. In addition to the impact this matter may have on the gross amount of the Company’s unrecognized tax benefits, it is reasonably possible under FIN 48 that the amount of the total unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the U.S. for periods prior to 2005, U.S. state and local municipalities for periods prior to 2004, and in non-U.S. jurisdictions for periods prior to 2001.  Additionally, the Company is currently under examination by various tax authorities around the world.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns.  However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements.

  TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The Company’s foreign net operating losses (NOLs) were $30,591 and $37,346 as of December 31, 2008 and 2007, respectively. These NOLs expire at various dates through 2017. The Company has established a valuation allowance for net operating loss carryforwards and certain other deferred tax assets related to certain foreign operations. During 2007, valuation allowances were eliminated totaling $4,640 against net operating loss carry forwards. Of this amount, $2,166 was a charge to goodwill as these valuation allowances related to periods prior to the Tempur Acquisition in November 2002. Management eliminated certain of these valuation allowances in 2007 due to a history of earnings over the past three years along with earnings projected in future years for which it is expected to be able to utilize these NOLs. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of these foreign NOLs and certain other timing differences related to some of its foreign operations.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, other than those related to some of its foreign operations as discussed above. However, there can be no assurance that such assets will be realized if circumstances change.

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

The Income tax provision consisted of the following:

	Year Ended December 31,
	2008	2007	2006
Current provision
Federal	$20,029	$42,589	$37,818
State	3,518	10,511	3,525
Foreign	22,584	27,276	24,928
Total current	46,131	80,376	66,271
Deferred provision
Federal	1,844	(4,469)	(6,680)
State	(124)	(308)	605
Foreign	703	(4,184)	2,247
Total deferred	2,423	(8,961)	(3,828)
Total Income tax provision	$48,554	$71,415	$62,443

  TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

The net deferred tax asset and liability recognized in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2008	2007
Deferred tax assets:
Inventories	$4,169	$4,192
Net operating losses	9,734	11,708
Property, plant and equipment	7,534	3,333
Accrued expenses and other	13,380	10,537
Total deferred tax assets	34,817	29,770
Valuation allowances	(8,736)	(8,779)
Total net deferred tax assets	26,081	20,991
Deferred tax liabilities:
Property, plant and equipment	(12,198)	(10,584)
U.S. tax on unrepatriated earnings	(3,356)	—
Intangible assets	(24,565)	(25,265)
Accrued expenses and other	(2,445)	(2,863)
Total deferred tax liabilities	(42,564)	(38,712)
Net deferred tax liabilities	$(16,483)	$(17,721)

(11) Major Customers

The top five customers in the applicable period accounted for approximately 19%, 18% and 15% of the Company’s Net sales for the years ended December 31, 2008, 2007 and 2006, respectively. The top five customers in the applicable period also accounted for approximately 21% and 23% of accounts receivable as of December 31, 2008 and 2007, respectively. The loss of one or more of these customers could negatively impact the Company.

(12) Benefit Plan

A subsidiary of the Company has a defined contribution plan (the Plan) whereby eligible employees may contribute up to 15% of their pay subject to certain limitations as defined by the Plan. Employees are eligible to participate in the Plan after 90 days and are eligible to receive matching contributions upon one year of employment with the Company. The Plan provides a 100% match of the first 3% and 50% of the next 2% of eligible employee contributions. All matching contributions vest immediately. The Company incurred $1,084, $813 and $772 of expenses associated with the Plan for the years ended December 31, 2008, 2007 and 2006, respectively.

  TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

(13) Earnings Per Common Share

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net income	$58,868	$141,459	$112,322
Denominator:
Denominator for basic earnings per common share—weighted average shares	74,737	79,831	84,922
Effect of dilutive securities:
Employee stock options and RSUs	172	1,425	2,608
Denominator for diluted earnings per common share—adjusted weighted average shares	74,909	81,256	87,530
Basic earnings per common share	$0.79	$1.77	$1.32
Diluted earnings per common share	$0.79	$1.74	$1.28

The Company excluded 4,514 and 9 and 515 shares issuable upon exercise of outstanding stock options for the years ended December 31, 2008, 2007 and 2006, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of our common stock or they were otherwise anti-dilutive.

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

  TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

    The following table summarizes segment information:

	Year Ended December 31,
	2008	2007	2006
Net sales from external customers:
Domestic
Mattresses	$412,295	$535,706	$455,666
Pillows	50,772	68,342	60,111
Other	107,637	121,301	106,004
	$570,704	$725,349	$621,781
International
Mattresses	$219,013	$232,824	$196,235
Pillows	67,128	73,772	66,224
Other	70,973	74,777	60,805
	$357,114	$381,373	$323,264

	$927,818	$1,106,722	$945,045
Inter-segment sales:
Domestic	$—	$—	$—
International	3,097	2,994	4,785
Intercompany eliminations	(3,097)	(2,994)	(4,785)
	$—	$—	$—
Operating income:
Domestic	$47,238	$135,202	$116,063
International	86,626	108,912	93,242
	$133,864	$244,114	$209,305
Depreciation and amortization (including stock-based compensation amortization):
Domestic	$30,267	29,054	17,092
International	10,530	11,088	11,583
	$40,797	40,142	24,675
Total assets:
Domestic	$474,824	$608,346	$485,958
International	282,884	339,757	322,816
Intercompany eliminations	(111,177)	(141,671)	(83,108)
	$646,531	$806,432	$725,666
Capital expenditures:
Domestic	$6,733	$11,053	$32,053
International	3,761	5,096	5,158
	$10,494	$16,149	$37,211

 During the course of normal operations, the Domestic segment purchases inventory from the Danish manufacturing facility. These purchases are included in the International segment as Intercompany sales. The Intercompany profits on these sales are eliminated from the International segment when the manufacturing profit in ending finished goods inventory is eliminated during the consolidation of the Company’s results. These manufacturing profits were $546, $607, and $1,310 for the years ended December 31, 2008, 2007 and 2006, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share amounts)

(15) Quarterly Financial Data (unaudited)

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

    Quarterly results of operations for the years ended December 31, 2008 and 2007 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net sales	$247,222	$238,661	$252,814	$189,121
Gross profit	108,081	106,016	105,491	81,369
Operating income	29,333	36,319	42,891	25,321
Net income	13,514	20,228	24,071	1,055
Basic earnings per common share	$0.18	$0.27	$0.32	$0.01
Diluted earnings per common share	$0.18	$0.27	$0.32	$0.01
2007
Net sales	$266,032	$257,642	$294,094	$288,954
Gross profit	127,659	124,569	141,610	140,988
Operating income	53,754	55,130	67,549	67,681
Net income	29,780	32,931	38,818	39,930
Basic earnings per common share	$0.35	$0.40	$0.50	$0.53
Diluted earnings per common share	$0.35	$0.39	$0.49	$0.52

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
SCHEDULE II

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:

Year Ended December 31, 2006	$5,436	$3,464	$—	$(2,786)	$6,114

Year Ended December 31, 2007	$6,114	$5,997	$—	$(4,055)	$8,056

Year Ended December 31, 2008	$8,056	$8,110	$—	$(9,440)	$6,726