Form 10-Q
period 2009-04-23
TEMPUR PEDIC INTERNATIONAL INC
filed 2009-04-30
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐

(Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of April 27, 2009 was 74,894,372 shares.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments, investments in operating infrastructure, decrease in capital expenditures, the impact of consumer confidence, the antitrust class action lawsuit and similar issues, pending tax assessments, statements regarding our financial flexibility, statements relating to the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market, expand business within established accounts, reduce costs and operating expenses and improve manufacturing productivity, the initiatives to improve gross margin, the vertical integration of our business, our ability to source raw materials effectively, the development, rollout and market acceptance of new products, our ability to further invest in the business and in brand awareness, ability to meet financial obligations and continue to comply with the terms of our credit facility, the effects of changes in foreign exchange rates on our reported earnings, our expected sources of cash flow, our ability to effectively manage cash and our debt/leverage ratio, ability to align costs with sales expectations, and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under ITEM IA of Part II of this report and under the heading “Risk Factors” under ITEM 1A of Part 1 of our annual report on Form 10-K for the year ended December 31, 2008. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net sales	$177,104	$247,222
Cost of sales	95,243	139,141
Gross profit	81,861	108,081
Selling and marketing expenses	33,872	53,163
General, administrative and other expenses	22,108	25,585
Operating income	25,881	29,333

Other income (expense), net:
Interest expense, net	(4,571)	(7,691)
Other income (expense), net	348	(1,019)
Total other expense	(4,223)	(8,710)

Income before income taxes	21,658	20,623
Income tax provision	8,320	7,109
Net income	$13,338	$13,514

Earnings per common share:
Basic	$0.18	$0.18
Diluted	$0.18	$0.18

Cash dividend per common share	$—	$0.08

Weighted average common shares outstanding:
Basic	74,874	74,591
Diluted	74,959	75,188

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$21,127	$15,385
Accounts receivable, net	90,500	99,811
Inventories	60,791	60,497
Prepaid expenses and other current assets	12,284	9,233
Deferred income taxes	16,475	11,888
Total Current Assets	201,177	196,814

Property, plant and equipment, net	178,016	185,843
Goodwill	192,339	192,569
Other intangible assets, net	66,328	66,823
Other non-current assets	4,058	4,482
Total Assets	$641,918	$646,531

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$40,140	$41,355
Accrued expenses and other current liabilities	68,312	65,316
Income taxes payable	7,934	7,783
Total Current Liabilities	116,386	114,454

Long-term debt	400,000	419,341
Deferred income taxes	28,667	28,371
Other non-current liabilities	12,550	11,922
Total Liabilities	557,603	574,088

Commitments and contingencies—see Note 10

Total Stockholders’ Equity	84,315	72,443

Total Liabilities and Stockholders’ Equity	$641,918	$646,531

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,338	$13,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,727	8,334
Amortization of stock-based compensation	1,903	1,979
Amortization of deferred financing costs	172	185
Bad debt expense	2,233	985
Deferred income taxes	(4,742)	(1,158)
Foreign currency adjustments	(311)	1,156
Loss on sale of equipment and other	—	41
Changes in operating assets and liabilities	5,679	(451)
Net cash provided by operating activities	25,999	24,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,423)	(2,793)
Acquisition of business, net of cash acquired	—	(1,498)
Payments for other	(218)	(145)
Net cash used by investing activities	(1,641)	(4,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	61,500	7,221
Repayments of long-term revolving credit facility	(79,721)	(12,233)
Repayments of long-term debt	—	77
Proceeds from issuance of common stock	—	498
Excess tax benefit from stock based compensation	—	323
Dividend paid to stockholders	—	(5,965)
Payments for other	—	(14)
Net cash used by financing activities	(18,221)	(10,247)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(395)	3,350

Increase in cash and cash equivalents	5,742	13,252

CASH AND CASH EQUIVALENTS, beginning of period	15,385	33,315

CASH AND CASH EQUIVALENTS, end of period	$21,127	$46,567

Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,550	$7,589
Income taxes, net of refunds	$11,375	$10,737

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per common share amounts)

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

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States (U.S. GAAP) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K.

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

    (c) Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, and changes in the prices of raw materials, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

(d) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	March 31, 2009	December 31, 2008
Finished goods	$40,077	$41,385
Work-in-process	5,647	5,706
Raw materials and supplies	15,067	13,406
	$60,791	$60,497

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per common share amounts)

         (e) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The level of sales returns differs by channel with the Direct channel typically experiencing the highest rate of return.  Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. The Company allows product returns up to 120 days following a sale through certain sales channels and on certain products. Accrued sales returns are included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for sales returns from December 31, 2008 to March 31, 2009:

Balance as of December 31, 2008	$3,804
Amounts accrued	8,056
Returns charged to accrual	(8,477)
Balance as of March 31, 2009	$3,383

(f) Warranties—The Company provides a 20-year warranty for U.S. sales and a 15-year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are charged to operations in the period in which the related revenue is recognized. Estimates of warranty expenses are based primarily on historical claim experience and product testing. Warranties are included in Accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for warranties from December 31, 2008 to March 31, 2009:

Balance as of December 31, 2008	$3,903
Amounts accrued	873
Warranties charged to accrual	(1,039)
Balance as of March 31, 2009	$3,737

(g) Revenue Recognition—Sales of products are recognized when persuasive evidence of an arrangement exists, products are shipped and title passes to customers and the risks and rewards of ownership are transferred, the sale price is fixed or determinable and collectability is reasonably assured. The Company extends volume discounts to certain customers and reflects these amounts as a reduction of Net sales. The Company also reports Net sales net of tax assessed by qualifying governmental authorities. The Company extends credit based on the creditworthiness of its customers. No collateral is required on sales made in the normal course of business.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $7,519 and $6,726 as of March 31, 2009 and December 31, 2008, respectively.

(h) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program.

(i) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred. Research and development costs charged to expense were $1,459 and $1,833 for the three months ended March 31, 2009 and March 31, 2008, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per common share amounts)

(2) Recently Issued Accounting Pronouncements

        On May 9, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with U.S. GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of the adoption of this pronouncement.

(3) Goodwill and Other intangible assets

The following table summarizes information relating to the Company’s Other intangible assets:

		March 31, 2009			December 31, 2008
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000

Amortized intangible assets:
Technology	10	$16,000	$10,267	$5,733	$16,000	$9,866	$6,134
Patents & other trademarks	5-20	11,769	7,835	3,934	11,655	7,767	3,888
Customer database	5	4,808	4,473	335	4,838	4,455	383
Foam formula	10	3,700	2,374	1,326	3,700	2,282	1,418

Total		$91,277	$24,949	$66,328	$91,193	$24,370	$66,823

Amortization expense relating to intangible assets for the Company was $606 and $611 for the three months ended March 31, 2009 and March 31, 2008, respectively.

The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	Domestic	International	Total
Balance as of December 31, 2008	$89,929	$102,640	$192,569
Foreign currency translation adjustments	—	(230)	(230)
Balance as of March 31, 2009	$89,929	$102,410	$192,339

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per common share amounts)

(4) Long-term Debt

 (a) Long-term Debt—Long-term debt for the Company consists of the following:

	March 31, 2009	December 31, 2008
2005 Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (3.96% and 4.44% as of March 31, 2009 and December 31, 2008, respectively), commitment through and due June 8, 2012	$400,000	$403,500
Foreign Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (2.59% as of December 31, 2008), commitment through and due June 8, 2012	—	15,841
Long-term debt	$400,000	$419,341

(b) Secured Credit Financing—On October 18, 2005, the Company entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities (the Revolvers) that provide for the incurrence of indebtedness up to an aggregate principal amount of $640,000 and matures in 2012. The domestic credit facility is a five-year, $615,000 revolving credit facility (Domestic Revolver). The foreign credit facility is a five-year $25,000 revolving credit facility (Foreign Revolver). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $5,573 at March 31, 2009. After giving effect to letters of credit and $400,000 in borrowings under the Domestic Revolver, total availability under the Revolvers was $234,427 as of March 31, 2009. Both credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in Amendment No. 3, plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of either the Bank of America prime rate or the Federal Funds rate plus ..50%. The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility.  The facility fee is calculated based on the consolidated leverage ratio and ranges from .125% to .25%.

In May 2008, the Company entered into a three-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with the 2005 Senior Credit Facility. Refer to Note 6, “Derivative Financial Instruments” for additional information regarding the Company’s derivative instruments, including this interest rate swap.

The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of March 31, 2009.

(5) Fair Value Measurements

The Company applies the provisions of SFAS 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a three-level hierarchy for fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per common share amounts)

        The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  At March 31, 2009, the Company had an interest rate swap, a cross-currency swap and foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. As of March 31, 2009, the Company had no assets or liabilities measured at fair value on a nonrecurring basis. The following table provides a summary by level of the fair value of assets and liabilities measured on a recurring basis:

		Fair Value Measurements at March 31, 2009 Using:
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term foreign currency forward contracts	$226	$—	$226	$—

Liabilities:
Interest rate swap	$10,790	$—	$10,790	$—
Long-term foreign currency forward contracts	1,465	—	1,465	—

        The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2005 Senior Credit Facility (as defined in Note 4(b)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

(6) Derivative Financial Instruments

In the first quarter of 2009, the Company adopted SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 provides for enhanced disclosures of how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS 161 had no effect on the Company’s results of operations or consolidated financial position.

In the normal course of business, the Company is exposed to certain risks related to fluctuations in interest rates and foreign currency exchange rates. The Company uses various derivative contracts, primarily interest rate swaps and foreign currency exchange forward contracts to manage risks from these market fluctuations. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions.

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133R), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per common share amounts)

Interest Rate Risk

The Company is exposed to changes in interest rates on our 2005 Senior Credit Facility. In order to manage this risk, in May 2008, the Company entered into a three year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. The Company designated this interest rate swap as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated swap agreement will offset losses and gains on the transactions being hedged. The Company formally documented the effectiveness of this qualifying hedge instrument (both at the inception of the swap and on an ongoing basis) in offsetting changes in cash flows of the hedged transaction. The fair value of the interest rate swap is estimated as described in Note 5, “Fair Value Measurements” taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

As a result of this swap, the Company pays at a fixed rate and receives payment at a variable rate. The swap effectively fixed the floating LIBOR-based interest rate to 3.755% on $350,000 of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap declines as follows: to $300,000 on November 28, 2008 (through November, 2009); to $200,000 on November 28, 2009 (through November, 2010); and to $100,000 million on November 28, 2010 (through November 28, 2011). The Company will select the LIBOR-based rate on the hedged portion of the 2005 Senior Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of Accumulated other comprehensive loss (OCI) and recognized as Interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffectiveness portion) or hedge components excluded from the assessment of effectiveness are recognized as Interest expense, net during the current period.

As of March 31, 2009 the total notional amount of the Company’s interest rate swap agreement is $300,000. Over the next 12 months, the Company expects to reclassify $6,911 of deferred losses on derivative instruments from Accumulated other comprehensive loss to earnings due to the payment of variable interest associated with the 2005 Senior Credit Facility.

Foreign Currency Exposures

The Company is exposed to foreign currency risk related to intercompany debt and interest payments. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward contracts. The Company does not designate any of these foreign currency forward contracts as hedging instruments under SFAS 133R, however considers the contracts as economic hedges. Accordingly, changes in the fair value of these instruments effects earnings during the current period. These foreign currency forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies. The fair value of foreign currency agreements are estimated as described in Note 5, “Fair Value Measurements” taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

         As of March 31, 2009, the Company had foreign currency forward contracts with expiration dates ranging from April 20, 2009 through June 18, 2010. The changes in fair value of these foreign currency hedges are included as a component of Other income (expense), net. As of March 31, 2009 the Company had the following outstanding foreign currency forward contracts:

Foreign Currency	Currency Denomination

Euro	€51,100
Japanese Yen	¥303,940
United States Dollar	$985

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per common share amounts)

          As of March 31, 2009 and December 31, 2008, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

	Asset Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133R
Foreign exchange forward contracts	Other current assets	$226	Other current assets	$96
Total derivatives not designated as hedging instruments under SFAS 133R		226		96
Total asset derivatives		$226		$96

	Liability Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133R
Interest rate swap	Other non-current liabilities	$10,790	Other non-current liabilities	$11,610
Total derivatives designated as hedging instruments under SFAS 133R		$10,790		$11,610
Derivatives not designated as hedging instruments under SFAS 133R
Foreign exchange forward contracts	Other non-current liabilities	$1,465	Other non-current liabilities	$—
Total derivatives not designated as hedging instruments under SFAS 133R		1,465		—
Total liability derivatives		$12,255		$11,610

    The effect of derivative instruments on the Condensed Consolidated Statement of Income for the three months ended March 31, 2009 was as follows:

Derivatives in SFAS 133R Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$820	Interest expense, net	$(1,411)	Interest expense, net	$—
Total	$820		$(1,411)		$—

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per common share amounts)

Derivatives Not Designated as Hedging Instruments under SFAS 133R	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other income (expense), net	(740)
Total		$(740)

       As of March 31, 2009 and December 31, 2008, accumulated other comprehensive loss associated with the interest rate swap qualifying for hedge accounting treatment was $6,582, net of taxes of $4,208 and $7,082, net of taxes of $4,528, respectively.

(7) Stockholders’ Equity

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

(b) Share Repurchase Programs—On October 16, 2007, the Board of Directors authorized a repurchase authorization of up to $300,000 of the Company’s common stock. Under the existing share repurchase authorization, the Company has $280,100 available for repurchase as of March 31, 2009.  No shares were repurchased during the first quarter of 2009. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company and a committee of the Board deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

(8) Other Balance Sheet Items

(a) Property, Plant and Equipment—

Property, plant and equipment, net consists of the following:

	March 31, 2009	December 31, 2008
Land and buildings	$119,905	$122,256
Machinery and equipment, furniture and fixtures, and other	192,262	192,029
Construction in progress	3,808	5,321
	315,975	319,606
Accumulated depreciation	(137,959)	(133,763)
	$178,016	$185,843

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per common share amounts)
        (b) Accrued expenses and other—

Accrued expenses and other consisted of the following:

	March 31,	December 31,
	2009	2008

Salary and related expenses	$11,275	$11,226
Accrued unrecognized tax benefits	12,348	11,012
Accrued sales and value added taxes	12,444	10,768
Warranty accrual	3,737	3,903
Sales returns	3,383	3,804
Other	25,125	24,603
	$68,312	$65,316

(c) Accumulated other comprehensive loss—

Accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
	2009	2008
Derivative instruments accounted for as hedges, net of tax of $4,208 and $4,528, respectively	$(6,582)	$(7,082)
Foreign currency translation	(9,782)	(5,508)
Accumulated other comprehensive loss	$(16,364)	$(12,590)

Comprehensive income for the three months ended March 31, 2009 and 2008 was $9,883 and $25,305, respectively.

(9) Stock-Based Compensation

The Company applies the provisions of SFAS 123R “Share-based Payment” (SFAS 123R) which establishes the accounting for stock-based compensation. The Company currently has three stock-based compensation plans: the 2002 Option Plan (the 2002 Plan), the Amended and Restated 2003 Equity Incentive Plan (the 2003 Plan) and the 2003 Employee Stock Purchase Plan (the ESPP), which are described under the caption “Stock-based Compensation” in the notes to the Consolidated Financial Statements of the Company’s annual report on Form 10-K for the year ended December 31, 2008.

        The Company granted new options to purchase 1,416 shares of common stock during the three months ending March 31, 2009. The Company recognized compensation expense of $71 associated with the 2009 grants during the three months ended March 31, 2009. The Company granted new options to purchase 127 shares of common stock during the three months ending March 31, 2008. The Company recognized compensation expense of $82 associated with the 2008 grants during the three months ended March 31, 2008. As of March 31, 2009, there was $3,326 of unrecognized compensation expense associated with the options granted in 2009, which is expected to be recorded over the weighted average remaining vesting period of 3.9 years. The options granted in the three months ended March 31, 2009 had a weighted average grant-date fair value of $2.40 per option, as determined by the Black-Scholes option pricing model using the following assumptions:

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per common share amounts)

Expected volatility of stock	67.6%
Expected life of options, in years	5.0
Risk-free interest rate	1.4%
Expected dividend yield on stock	5.2%

        The Company recorded $1,903 and $1,979 of total stock-based compensation expense for the three months ended March 31, 2009 and March 31, 2008, respectively.

(10) Commitments and Contingencies

  (a) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of March 31, 2009 or December 31, 2008.

     (b) Antitrust Action—On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the Antitrust Action).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, the Company filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the plaintiffs filed a “Motion to Alter or Amend Judgment,” which has been fully briefed. On May 1, 2008, that motion was denied.  The Jacobs appealed the dismissal of their claims, and the parties argued the appeal before the United States Circuit Court for the Eleventh Circuit on December 11, 2008.  The matter has been taken under advisement by the court.  The Company continues to strongly believe that the Antitrust Action lacks merit, and intends to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operation. Accordingly, the Company cannot make an estimate of the possible ranges of loss.

     (c) New York Attorney General—In December 2008, the Office of the Attorney General of the State of New York, Antitrust Bureau (OAG) requested that the Company consider discontinuing its unilateral retail price policy (UPPL) in the State of New York, and informed them that it may bring an enforcement action against the Company under New York law if they chose not to do so.  The Company believes that its UPPL complies with state and federal law and, should the OAG challenge the UPPL, intends to vigorously defend it. However, due to the inherent uncertainties of this matter, the Company cannot at this time predict the outcome of any such enforcement action, if brought, and can give no assurance that these claims will not have a material adverse affect on its financial position or results of operation.

The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse affect on its business, financial condition, liquidity, or operating results.

(11) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2009 was 38.4%.  For the same period in 2008, the effective tax rate was 34.5%. Reconciling items between the federal statutory income tax rate of 35.0% and the effective tax rate includes certain foreign tax rate differentials, state and local income taxes, the tax charge on a previously recognized foreign tax benefit, foreign income currently taxable in the U.S., the production activities deduction, and certain other permanent differences.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per common share amounts)

        The Company completed the repatriation of foreign earnings in the first quarter of 2009. This repatriation was initiated in the fourth quarter of 2008 and the associated income tax expense was recognized at that time. The Company has not provided for U.S. federal and/or state income and foreign withholding taxes on the remaining $113.9 million of undistributed earnings from non-U.S. operations as of March 31, 2009 because Tempur-Pedic International intends to reinvest such earnings indefinitely outside of the United States.  If these earnings were to be distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

On October 24, 2007, the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and underpayment premium.  On January 23, 2008 the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 the Company filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS has begun analyzing the Bilateral APA in the first quarter of 2009 and issued their initial questions on April 9, 2009. The Company believes it has meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary. It is reasonably possible under FIN 48 that the amount of the total unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and income tax returns in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the U.S. for periods prior to 2005, U.S. state and local municipalities for periods prior to 2004, and in non-U.S. jurisdictions for periods prior to 2001.  Additionally, the Company is currently under examination by various tax authorities around the world.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns.  However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements.

(12) Earnings Per Common Share

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income	$13,338	$13,514

Denominator:
Denominator for basic earnings per common share-weighted average shares	74,874	74,591
Effect of dilutive securities:
Employee stock options	85	597
Denominator for basic earnings per common share-adjusted weighted average shares	74,959	75,188

Basic earnings per common share	$0.18	$0.18

Diluted earnings per common share	$0.18	$0.18

The Company excluded 5,675 and 2,104 shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2009 and 2008, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or they were otherwise anti-dilutive.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
(In thousands, except per common share amounts)

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

The following table summarizes Total assets by segment:

	March 31,	December 31,
	2009	2008
Total assets:
Domestic	$495,446	$474,824
International	272,899	282,884
Intercompany eliminations	(126,427)	(111,177)
	$641,918	$646,531

The following table summarizes other segment information:

	Three Months Ended
	March 31,
	2009	2008
Net sales from external customers:
Domestic
Mattresses	$75,711	$106,872
Pillows	9,845	13,121
Other	20,878	27,925
	$106,434	$147,918

International
Mattresses	$43,417	$61,178
Pillows	13,216	18,495
Other	14,037	19,631
	$70,670	$99,304

	$177,104	$247,222

Inter-segment sales:
Domestic	$—	$—
International	224	659
Intercompany eliminations	(224)	(659)
	$—	$—

Operating income:
Domestic	$7,805	$3,737
International	18,076	25,596
	$25,881	$29,333

Depreciation and amortization (including stock-based compensation amortization):
Domestic	$7,321	$7,585
International	2,309	2,728
	$9,630	$10,313

Capital expenditures:
Domestic	$390	$2,033
International	1,033	760
	$1,423	$2,793

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this report is condensed consolidated information for Tempur-Pedic International Inc. or its predecessor. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, as described under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2008. Our actual results may differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

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

Strategy and Outlook

We believe we are the industry leader in terms of profitability. Our long-term goal is also to become the world’s largest bedding company in terms of revenue. To achieve our long-term goals while also addressing the current economic environment, we expect to continue to pursue certain key strategies:

•	Maintain our focus on premium mattresses and pillows and to regularly introduce new products.

•	Invest in increasing our global brand awareness through advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	Extend our presence and improve our account productivity in both the Domestic and International Retail segments.

•	Invest in our operating infrastructure to meet the requirements of our business, including investments in our research and development capabilities.

•	Take actions to further improve our financial flexibility and strengthen the business.

Results of Operations

         A summary of our results for the three months ended March 31, 2009 includes the following:

•	Earnings per common share (EPS) remained flat at $0.18 per diluted common share compared to the first quarter of 2008.

•	We reduced total debt by $19.3 million to $400.0 million as of March 31, 2009 from $419.3 million at December 31, 2008.

•	We generated $26.0 million of cash from operating activities, compared to $24.6 million for the first quarter of 2008.

(In thousands, except earnings per common share)	Three Months Ended March 31,
	2009		2008
Net sales	$177,104	100.0%	$247,222	100.0%
Cost of sales	95,243	53.8	139,141	56.3

Gross profit	81,861	46.2	108,081	43.7
Selling and marketing expenses	33,872	19.1	53,163	21.5
General, administrative and other expenses	22,108	12.5	25,585	10.3

Operating income	25,881	14.6	29,333	11.9

Interest expense, net	(4,571)	(2.6)	(7,691)	(3.1)
Other income (expense), net	348	0.2	(1,019)	(0.4)

Income before income taxes	21,658	12.2	20,623	8.4
Income tax provision	8,320	4.7	7,109	2.9
Net income	$13,338	7.5%	$13,514	5.5%

Earnings per common share:
Basic	$0.18		$0.18
Diluted	$0.18		$0.18

Cash dividend per common share	$—		$0.08

Weighted average common shares outstanding:
Basic	74,874		74,591
Diluted	74,959		75,188

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

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

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(in thousands)	2009	2008	2009	2008	2009	2008
Retail	$150,522	$207,903	$93,411	$129,120	$57,111	$78,783
Direct	9,729	12,744	8,478	10,675	1,251	2,069
Healthcare	8,902	12,257	2,694	3,822	6,208	8,435
Third Party	7,951	14,318	1,851	4,301	6,100	10,017
	$177,104	$247,222	$106,434	$147,918	$70,670	$99,304

A summary of Net sales by product is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(in thousands)	2009	2008	2009	2008	2009	2008
Net sales:
Mattresses	$119,128	$168,050	$75,711	$106,872	$43,417	$61,178
Pillows	23,061	31,616	9,845	13,121	13,216	18,495
Other	34,915	47,556	20,878	27,925	14,037	19,631
	$177,104	$247,222	$106,434	$147,918	$70,670	$99,304

Net sales. Net sales for the three months ended March 31, 2009 decreased to $177.1 million from $247.2 million for the same period in 2008, a decrease of $70.1 million, or 28.4%, primarily driven by a decrease in volume for the comparable periods. Our industry continues to be affected by the macroeconomic environment, resulting in lower consumer traffic and decreased consumer demand. Consolidated Mattress sales decreased $48.9 million, or 29.1% compared to the first quarter of 2008.  For the three months ended March 31, 2009, our Retail channel Net sales decreased to $150.5 million from $207.9 million for the same period in 2008, a decrease of $57.4 million, or 27.6%.  Consolidated pillow sales decreased approximately $8.6 million, or 27.1%, from the first quarter of 2008. Consolidated Other, which includes adjustable bed bases, foundations and other related products, decreased $12.6 million, or 26.6%.

Domestic. Domestic Net sales for the three months ended March 31, 2009 decreased to $106.4 million from $147.9 million for the same period in 2008, a decrease of $41.5 million, or 28.0%. Our Domestic Retail channel contributed $93.4 million in Net sales for the three months ended March 31, 2009 for a decrease of $35.7 million, or 27.7%, for the same period in 2008. We believe that the macroeconomic environment and slower consumer traffic impacted our Domestic Retail channel during the first quarter. As a result, Domestic mattress sales in the first quarter of 2009 decreased $31.2 million, or 29.2%, over the same period in 2008. Pillow sales decreased $3.3 million, or 25.0%. Net sales in the Direct channel decreased by $2.2 million, or 20.6%. We believe that the macroeconomic environment also negatively impacted Net sales in the Direct channel. Our Healthcare channel Net sales decreased by $1.1 million, or 29.5%, which we believe is primarily related to the decreased availability of spending in the healthcare industry. Net sales in the Third Party channel decreased $2.5 million, or 57.0%, principally related to a deteriorating consumer environment in Canada.

International. International Net sales for the three months ended March 31, 2009 decreased to $70.7 million from $99.3 million for the same period in 2008, a decrease of $28.6 million, or 28.8%. On a constant currency basis, our International Net sales declined approximately 17.6%. Our International segment was primarily impacted by macroeconomic factors, as the global economic slowdown continues to impact our International segment. The International Retail channel decreased $21.7 million, or 27.5%, for the three months ended March 31, 2009. Our Direct and Third Party channels decreased 39.5% and 39.1%, respectively, also a reflection of the global economic slowdown. Healthcare channel Net sales decreased $2.2 million or 26.4%.  International mattress sales in the first quarter of 2009 decreased $17.8 million, or 29.0%, over the first quarter of 2008. Pillow sales for the first quarter of 2009 decreased $5.3 million, or 28.5%, as compared to the first quarter of 2008.

Gross profit. Gross profit for the three months ended March 31, 2009 decreased to $81.9 million from $108.1 million for the same period in 2008, a decrease of $26.2 million, or 24.3%. The Gross profit margin for the three months ended March 31, 2009 was 46.2% as compared to 43.7% for the same period in 2008. The factors that impacted Gross profit margin during the quarter are identified and discussed below in the respective segment discussions. We currently have plans underway across our operations to expand margins for the remainder of 2009, including projects to improve utilization rates, a redesign of our transportation network and a range of sourcing opportunities to further improve the Gross profit margin.

Domestic. Domestic Gross profit for the three months ended March 31, 2009 decreased to $42.8 million from $53.6 million for the same period in 2008, a decrease of $10.9 million, or 20.3%.  The Gross profit margin in our Domestic segment was 40.2% and 36.3% for the three months ended March 31, 2009 and March 31, 2008, respectively. Improvements in our Domestic Gross profit margin were primarily driven by lower commodity pricing including raw material and transportation costs, our focus on driving manufacturing efficiencies and pricing actions taken early in 2009. These factors were partially offset by fixed cost de-leverage as production volumes were down substantially during the three months ended March 31, 2009 as compared to the same period in 2008.  Domestic Cost of sales for the three months ended March 31, 2009 decreased to $63.6 million from $94.3 million for the same period in 2008, a decrease of $30.6 million, or 32.5%.

International. International Gross profit for the three months ended March 31, 2009 decreased to $39.1 million from $54.5 million for the same period in 2008, a decrease of $15.4 million, or 28.2%. The Gross profit margin in our International segment was 55.3% and 54.8% for the three months ended March 31, 2009 and March 31, 2008, respectively. Improvements in our International Gross profit margin were primarily driven by lower commodity pricing including raw material costs, our focus on driving manufacturing efficiencies and pricing actions taken early in 2009. These factors were partially offset by fixed cost de-leverage as production volumes were down substantially during the three months ended March 31, 2009 as compared to the same period in 2008. Our International Cost of sales for the three months ended March 31, 2009 decreased to $31.6 million from $44.9 million for the same period in 2008, a decrease of $13.3 million, or 29.6%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials and sales force compensation.  We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. In the first quarter of 2009, Selling and marketing expenses decreased to $33.9 million for the three months ended March 31, 2009 as compared to $53.1 million for the three months ended March 31, 2008. Selling and marketing expenses as a percentage of Net sales were 19.1% and 21.5% for the three months ended March 31, 2009 and March 31, 2008, respectively. Our objective is to align advertising costs to reflect our sales expectations. However, in the first quarter of 2008, much of our cost structure was in place, which limited our ability to take actions to reduce costs to reflect our reduced sales levels. During the last three quarters of 2008 and the first quarter of 2009, we have taken actions to better align our advertising spend with our sales expectations. In addition, we have implemented initiatives to reduce costs in other selling activities.

General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses decreased to $22.1 million for the three months ended March 31, 2009 as compared to $25.7 million for the three months ended March 31, 2008, a decrease of $3.5 million, or 13.6%.  General, administrative and other expenses as a percentage of Net sales was 12.5% and 10.3% for the three months ended March 31, 2009 and March 31, 2008, respectively. The increase in general, administrative and other expenses as a percentage of Net sales in the first quarter of 2009 as compared to the first quarter of 2008 is primarily related to increased bad debt expense and fixed costs associated with depreciation and stock-based compensation.

Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $4.6 million for the three months ended March 31, 2009, as compared to $7.7 million for the three months ended March 31, 2008, a decrease of $3.1 million, or 40.6%.  The decrease in interest expense is primarily attributable to the decrease in our total Long-term debt levels partially offset by an increase in our interest rates.

Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our domestic and foreign operations.

Our effective tax rate for the three months ended March 31, 2009 was 38.4%.  For the same period in 2008, the effective tax rate was 34.5%.  Our effective income tax rates for the three months ended March 31, 2009 and for the three months ended March 31, 2008 differed from the federal statutory rate principally because of certain foreign tax rate differentials, state and local income taxes, the tax charge on a previously recognized foreign tax benefit, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and penalties.  On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the IRS and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 we filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and issued their initial questions on April 9, 2009. We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary. It is reasonably possible under FIN 48 that the amount of the total unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations and borrowings. Our principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures, payments of dividends and share repurchases from time to time pursuant to a share repurchase program. At March 31, 2009, we had working capital of $84.8 million including Cash and cash equivalents of $21.1 million. This was relatively flat compared to working capital of $82.4 million including $15.4 million in Cash and cash equivalents as of December 31, 2008. The increase in Cash and cash equivalents was primarily related to the timing of certain payments made at the end of the first quarter of 2009. During 2008 and the first quarter of 2009, there were no repurchases of our common stock.

Our cash flow from operations increased to $26.0 million for the three months ended March 31, 2009 as compared to $24.6 million for the three months ended March 31, 2008. During 2009, we plan to maintain our focus on driving working capital improvements to maximize operating cash flow and increase our financial flexibility.  The increase in operating cash flow for the first quarter of 2009 compared to the first quarter of 2008 was primarily the result of cash flows generated by changes in operating assets and liabilities, the effects of which were offset by changes in deferred income taxes. During the first quarter of 2009, we continued to increase our working capital levels by reducing accounts receivables and inventory levels and managing vendor payment terms.

Net cash used in investing activities decreased to $1.6 million for the three months ended March 31, 2009 as compared to $4.4 million for the three months ended March 31, 2008, a decrease of $2.8 million. The decrease is primarily related to reduction for capital expenditures in 2009. During the quarter ended March 31, 2008 we acquired our former third party distributor in New Zealand, whereas no acquisitions occurred in 2009.

Cash flow used by financing activities was $18.2 million for the three months ended March 31, 2009 as compared to $10.2 million for the three months ended March 31, 2008, representing an increase in cash flow used of $8.0 million. The increase is primarily related to our continued focus to reduce our level of outstanding debt. In the first quarter of 2009, we completed our repatriation of foreign earnings which was initiated during the fourth quarter of 2008 and used a portion of the proceeds to reduce our level of outstanding debt. Additionally, in the fourth quarter of 2008, we suspended our quarterly dividend payment in order to redirect the use of these funds to pay down outstanding debt.

Capital Expenditures

Capital expenditures totaled $1.4 million for the three months ended March 31, 2009 and $2.8 million for the three months ended March 31, 2008. We currently expect our 2009 capital expenditures to be in line with 2008, ranging from $10 to $12 million.

Debt Service

Our long-term debt decreased to $400.0 million as of March 31, 2009 from $419.3 million as of December 31, 2008.  After giving effect to $400.0 million in borrowings under the 2005 Senior Credit Facility and letters of credit outstanding, total availability under the Revolvers was $234.4 million as of March 31, 2009. In the first quarter of 2009, we completed our repatriation of foreign earnings which was initiated during the fourth quarter of 2008. This repatriation program has enabled us to reduce our overall level of outstanding debt.

The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $300.0 million of the outstanding balance as of March 31, 2009 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap declines as follows: to $300.0 million on November 28, 2008 (through November, 2009); to $200.0 million on November 28, 2009 (through November, 2010) and to $100.0 million on November 28, 2010 (through November 28, 2011).

Stockholders’ Equity

    Share Repurchase Program—On October 16, 2007, our Board of Directors authorized a share repurchase authorization of up to $300.0 million of our common stock. Under the existing share repurchase authorization, we have $280.1 million available for repurchase as of March 31, 2009.  No shares were repurchased during the year ended December 31, 2008 and first quarter of 2009. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as we deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

        Dividend Program—Our Board of Directors declared dividends in the first three quarter of 2008 of $0.08 per common share. On October 16, 2008, we announced that we would suspend the payment of the quarterly cash dividend and redirect the use of those funds to reduce debt. The decision to pay a dividend is reviewed quarterly and requires declaration by our Board of Directors.

Factors That May Affect Future Performance

        General Business and Economic Conditions—Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The U.S. macroeconomic environment continues to be challenging and was the primary factor in a slowdown in the mattress industry. In addition, our International segment experienced further weakening as a result of certain consumer trends in several European and Asian markets. We expect the economic environment in the U.S., Europe and Asia to continue to be challenging.

        Maintaining financial flexibility is our primary short-term focus. In light of the macroeconomic environment, we took steps to further align our cost structure with our anticipated level of Net sales. During the first quarter of 2009 we have continued to increase our financial flexibility by reducing our inventory, improving collections, lowering expenses and paying down debt. During the remainder of 2009, we expect to continue to pursue certain key strategies including: maintaining focus on premium mattresses and pillows and regularly introducing new products; investing in increasing our global brand awareness; extending our presence and improving our Retail account productivity; investing in our operating infrastructure to meet the requirements of our business; and taking actions to further improve our financial flexibility and strengthen our business.

        Managing Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $1,106.7 million in 2007 and our Net sales were $927.8 million for the year ended December 31, 2008.  For the quarter ended March 31, 2009, our net sales were $177.1 million. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to enhance operating and financial infrastructure.  These expenditures, as well as expenditures for advertising and other marketing-related activities are made as the continued growth in the business allows us the ability to invest. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

        Gross Margins—Our gross margin is primarily impacted by the cost of raw materials, operational efficiency, product and channel mix and volume incentives offered to certain retail accounts. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than pillows and are sold with lower margin products such as foundations and bed frames.

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

        Significant Growth Opportunities—We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. However, our business may be affected by general business and economic conditions that could have an impact on demand for our products. In addition, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business.  By extending our product line, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level, which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts provides for continued growth opportunities and market share gains.  Our products are currently sold in approximately 6,700 furniture and bedding retail stores in the U.S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 7,000 to 8,000 over time. Our products are also sold in approximately 5,100 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

        Financial Leverage—As of March 31, 2009, we had $400.0 million of total Long-term debt outstanding, and our Stockholders’ Equity was $84.3 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. Our recent repatriation of foreign earnings, suspending our quarterly cash dividend, and modest debt rebalancing between our Domestic and International segments, together with productivity improvements and cost containment initiatives should enable us to decrease our financial leverage and increase our financial flexibility. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our 2005 Senior Credit Facility.

Exchange Rates—As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We do not enter into hedging transactions to hedge this risk.  Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange movements. Should currency rates change sharply, our results could be negatively impacted.

We use foreign exchange forward contracts to manage a portion of the exposure to the risk related to intercompany debt and interest payments. These hedging transactions may not succeed in effectively managing our foreign currency exchange rate risk related to these transactions. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part I of this report.

Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, see “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies and estimates in 2009.

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

Foreign Currency Exposures

As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We do not enter into hedging transactions to hedge this risk.  Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange movements. Should currency rates change sharply, our results could be negatively impacted.

We use foreign exchange forward contracts to manage a portion of the exposure to the risk related to intercompany debt and interest payments. These hedging transactions may not succeed in effectively managing our foreign currency exchange rate risk related to these transactions. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding as of March 31, 2009, would be approximately $5.7 million if an adverse 10% change in foreign currencies subject to these contracts occurred. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

        We are exposed to changes in interest rates. Our 2005 Senior Credit Facility has a variable rate. In May 2008, we entered into a three year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $350.0 million of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap declines as follows: to $300.0 million on November 28, 2008 (through November, 2009); to $200.0 million on November 28, 2009 (through November, 2010) and to $100.0 million on November 28, 2010 (through November 28, 2011).

         Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On March 31, 2009, we had variable-rate debt of approximately $100.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $1.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act)as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various other legal proceedings incidental to the operations of its business. We believe that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse affect on our business, financial condition, liquidity, or operating results.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item IA of Part I of our annual report on Form 10-K for the year ended December 31, 2008, some of which are updated below. These risks are not the only ones facing the Company. Please also see “Special Note Regarding Forward-Looking Statements” on page 3.

We are subject to a pending tax proceeding in Denmark, and an adverse decision would reduce our liquidity and profitability.

       On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is $39.3 million including interest and underpayment penalties. On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral APA between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the IRS and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008, we filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and issued their initial questions on April 9, 2009. We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary.  It is reasonably possible under FIN 48 that the amount of the total unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

Allegations of resale price maintenance by the Company could adversely affect our operations.

     Our retail pricing and advertising policies may be challenged under antitrust laws in the U.S. and abroad. In addition, the State of Maryland recently adopted legislation purporting to prohibit manufacturers from entering into contracts, combinations or conspiracies with retailers to charge minimum resale prices for their goods, and other states and Congress may adopt similar legislation. If antitrust regulators in any jurisdiction in which we do business initiate investigations into or challenge our pricing or advertising policies, our efforts to respond could force us to divert management resources and we could incur significant unanticipated costs. If such an investigation were to result in a charge that our practices or policies were in violation of applicable antitrust or other laws or regulations, we could be subject to significant additional costs of defending such charges in a variety of venues and, ultimately, if there were a finding that we were in violation of antitrust or other laws or regulations, there could be an imposition of fines, damages for persons injured, as well as injunctive or other relief. Any requirement that we pay fines or damages could decrease our liquidity and profitability, and any investigation that requires significant management attention or causes us to change our business practices could disrupt our operations, also resulting in a decrease in our liquidity and profitability. An antitrust class action suit against us could result in potential liabilities, substantial costs and the diversion of our management’s attention and resources, regardless of the outcome. See ITEM 3, “Legal Proceedings” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Our current executive officers, directors and their affiliates own a large percentage of our common stock and could limit you from influencing corporate decisions.

       As of April 27, 2009, our executive officers, directors, and their respective affiliates own, in the aggregate, approximately 11% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest. In addition, we have several stockholders who presently own more than 5% of our outstanding common stock, and as a result, may be able to influence all matters requiring the approval of other significant corporate transactions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

10.1		Form of Stock Option Agreement under the United Kingdom Approved Share Option Sub Plan to the 2003 Equity Incentive Plan.

10.2		Annual Incentive Bonus Plan for Senior Executives. (1)

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on February 19, 2009

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

TEMPUR-PEDIC INTERNATIONAL INC.
(Registrant)

Date: April 30, 2009	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President, Chief Financial Officer,
and Secretary