Form 10-Q
period 2009-06-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2009-07-27
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐

(Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of July 24, 2009 was 74,903,122 shares.

Special Note Regarding Forward-Looking Statements

    This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our products, plans, objectives, goals, strategies, future events, future revenues or performance, the impact of the macroeconomic environment in both the U.S. and internationally on sales, our business segments, and our channels, investments in operating infrastructure, decrease in capital expenditures, the impact of consumer confidence, the antitrust class action lawsuit and similar issues, pending tax assessments, statements regarding our financial flexibility, statements relating to the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market, the effect of competitors on our market share, expand business within established accounts, reduce costs and operating expenses and improve manufacturing productivity, the initiatives to improve and expand gross margin, our ability to source raw materials effectively, the decline in spending in certain channels, the impact of lower commodity costs, the development, rollout and market acceptance of new products, our ability to broaden brand awareness and the effect of our investment in marketing-related activities, our ability to reduce accounts receivables and inventory, our ability to meet financial obligations and continue to comply with the terms of our credit facility, the effect of interest rates, the effects of changes in foreign exchange rates on our reported earnings, our expected sources of cash flow, our ability to effectively manage cash and our debt/leverage ratio, our ability to pay down debt, ability to align costs with sales expectations, and the impact of projects to improve utilization rates, redesign our transportation network and sourcing opportunities, and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net sales	$185,176	$238,661	$362,280	$485,883
Cost of sales	98,845	132,645	194,088	271,786
Gross profit	86,331	106,016	168,192	214,097
Selling and marketing expenses	35,191	44,787	69,063	97,950
General, administrative and other expenses	21,978	24,910	44,086	50,495
Operating income	29,162	36,319	55,043	65,652

Other income (expense), net:
Interest expense, net	(4,477)	(5,645)	(9,048)	(13,336)
Other income (expense), net	270	(72)	618	(1,091)
Total other expense	(4,207)	(5,717)	(8,430)	(14,427)

Income before income taxes	24,955	30,602	46,613	51,225
Income tax provision	8,098	10,374	16,418	17,483
Net income	$16,857	$20,228	$30,195	$33,742

Earnings per common share:
Basic	$0.23	$0.27	$0.40	$0.45
Diluted	$0.22	$0.27	$0.40	$0.45

Cash dividend per common share	$—	$0.08	$—	0.16

Weighted average common shares outstanding:
Basic	74,894	74,740	74,884	74,665
Diluted	75,493	74,931	75,036	74,872

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$24,974	$15,385
Accounts receivable, net	91,002	99,811
Inventories	51,570	60,497
Prepaid expenses and other current assets	11,675	9,233
Deferred income taxes	18,043	11,888
Total Current Assets	197,264	196,814

Property, plant and equipment, net	176,867	185,843
Goodwill	192,998	192,569
Other intangible assets, net	65,820	66,823
Other non-current assets	3,758	4,482
Total Assets	$636,707	$646,531

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$38,496	$41,355
Accrued expenses and other current liabilities	78,365	65,316
Income taxes payable	3,061	7,783
Total Current Liabilities	119,922	114,454

Long-term debt	369,000	419,341
Deferred income taxes	28,888	28,371
Other non-current liabilities	9,711	11,922
Total Liabilities	527,521	574,088

Commitments and contingencies—see Note 10

Total Stockholders’ Equity	109,186	72,443

Total Liabilities and Stockholders’ Equity	$636,707	$646,531

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,195	$33,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,514	16,685
Amortization of stock-based compensation	4,093	4,041
Amortization of deferred financing costs	345	714
Bad debt expense	3,864	3,439
Deferred income taxes	(6,148)	(958)
Foreign currency adjustments	193	524
(Gain) Loss on sale of equipment and other	(45)	345
Changes in operating assets and liabilities	17,439	37,776
Net cash provided by operating activities	65,450	96,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,728)	(6,328)
Acquisition of businesses, net of cash acquired	—	(1,522)
Other	(155)	(411)
Net cash used by investing activities	(4,883)	(8,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	83,797	70,732
Repayments of long-term revolving credit facility	(133,036)	(57,244)
Repayments of long-term debt	—	(1,359)
Repayments of Series A Industrial Revenue Bonds	—	(57,785)
Proceeds from issuance of common stock	—	695
Excess tax benefit from stock based compensation	—	366
Dividends paid to stockholders	—	(11,946)
Other	—	(14)
Net cash used by financing activities	(49,239)	(56,555)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,739)	3,546

Increase in cash and cash equivalents	9,589	35,038

CASH AND CASH EQUIVALENTS, beginning of period	15,385	33,315

CASH AND CASH EQUIVALENTS, end of period	$24,974	$68,353

Supplemental cash flow information:
Cash paid during the period for:
Interest	$8,987	$12,595
Income taxes, net of refunds	$25,385	$15,872

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per common share amounts)

(1) Summary of Significant Accounting Policies

    (a) Basis of Presentation and Description of Business—Tempur-Pedic International Inc., a Delaware corporation, together with its subsidiaries, is a U.S. based, multinational company. The term “Tempur-Pedic International” refers to Tempur-Pedic International Inc. only, and the term “Company” refers to Tempur-Pedic International Inc. and its consolidated subsidiaries. Tempur World, Inc. was formed on January 1, 2000 to combine the manufacturing facilities and the global distribution capabilities of all TEMPUR® products, and Tempur-Pedic International Inc. was formed in 2002 to acquire Tempur World, Inc. This acquisition (Tempur Acquisition) was effective as of November 1, 2002.

    The Company manufactures, markets, and sells pillows, mattresses and other related products. The Company manufactures essentially all its pressure-relieving TEMPUR® products at three manufacturing facilities, with one located in Denmark and two in the U.S. The Company has sales distribution subsidiaries operating in the U.S., Europe and Asia Pacific and has third party distribution arrangements in certain other countries where it does not have subsidiaries. The Company sells its products through four sales channels: Retail, Direct, Healthcare and Third party.

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

    (c) Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies and changes in the prices of raw materials, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

    (d) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	June 30, 2009	December 31, 2008
Finished goods	$36,152	$41,385
Work-in-process	5,507	5,706
Raw materials and supplies	9,911	13,406
	$51,570	$60,497

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

(e) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The level of sales returns differs by channel with the Direct channel typically experiencing the highest rate of return.  Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. The Company allows product returns up to 120 days following a sale through certain sales channels and on certain products. Accrued sales returns are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

    The Company had the following activity for sales returns from December 31, 2008 to June 30, 2009:

Balance as of December 31, 2008	$3,804
Amounts accrued	14,868
Returns charged to accrual	(15,023)
Balance as of June 30, 2009	$3,649

    (f) Warranties—The Company provides a 20 year warranty for U.S. sales and a 15 year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. The Company also provides a two year to three year warranty on pillows. Estimated future obligations related to these products are charged to operations in the period in which the related sale is recognized. Estimates of warranty expenses are based primarily on historical claims experience and product testing. Warranties are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

    The Company had the following activity for warranties from December 31, 2008 to June 30, 2009:

Balance as of December 31, 2008	$3,903
Amounts accrued	1,593
Warranties charged to accrual	(1,735)
Balance as of June 30, 2009	$3,761

    (g) Revenue Recognition—Sales of products are recognized when persuasive evidence of an arrangement exists, products are shipped and title passes to customers and the risks and rewards of ownership are transferred, the sale price is fixed or determinable and collectability is reasonably assured. The Company extends volume discounts to certain customers and reflects these amounts as a reduction of sales. The Company also reports sales net of tax assessed by qualifying governmental authorities. The Company extends credit based on the creditworthiness of its customers. No collateral is required on sales made in the normal course of business.

    The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $8,786 and $6,726 as of June 30, 2009 and December 31, 2008, respectively.

    (h) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    (i) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred and are included General, administrative and other expenses. Research and development costs charged to expense were $1,640 and $1,458 for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, research and development costs charged to expense were $3,099 and $3,291, respectively.

    (j) Subsequent Events—During the second quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 165 (SFAS 165), “Subsequent Events”. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. Management has evaluated all events or transactions that occurred after June 30, 2009 up through July 27, 2009, the date these condensed consolidated financial statements were issued. During this period, there were no material recognizable or nonrecognizable subsequent events.

(2) Recently Issued Accounting Pronouncements

    In June 2009, the Financial Accounting Standards Board (FASB) confirmed that the FASB Accounting Standards Codification (Codification) will become the single official source of authoritative US GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. After the Codification becomes effective (interim and annual periods ending on or after September 15, 2009), only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; it introduces a new structure that is organized in an easily accessible online research system. The Company will apply the Codification beginning in the third quarter of fiscal 2009.

    In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (SFAS 166), which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consideration for qualifying special-purpose entities. The Company will adopt SFAS 166 on January 1, 2010 and is currently assessing the potential impact the adoption will have on its consolidated financial statements.

    In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R) (FIN 46R). The Company will adopt SFAS 167 on January 1, 2010 and is currently assessing the potential impact the adoption will have on its consolidated financial statements.

(3) Goodwill and Other intangible assets

    The following table summarizes information relating to the Company’s Other intangible assets:

		June 30, 2009			December 31, 2008
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000

Amortized intangible assets:
Technology	10	$16,000	$10,667	$5,333	$16,000	$9,866	$6,134
Patents & other trademarks	5-20	11,779	7,846	3,933	11,655	7,767	3,888
Customer database	5	4,842	4,521	321	4,838	4,455	383
Foam formula	10	3,700	2,467	1,233	3,700	2,282	1,418

		$91,321	$25,501	$65,820	$91,193	$24,370	$66,823

    Amortization expense relating to intangible assets for the Company was $604 and $596 for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and June 30, 2008 amortization expense relating to intangible assets was $1,210 and $1,207, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	Domestic	International	Total
Balance as of December 31, 2008	$89,929	$102,640	$192,569
Foreign currency translation adjustments	—	429	429
Balance as of June 30, 2009	$89,929	$103,069	$192,998

(4) Long-term Debt

    (a) Long-term Debt—Long-term debt for the Company consists of the following:

	June 30, 2009	December 31, 2008
2005 Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (4.13% and 4.44% as of June 30, 2009 and December 31, 2008, respctively), commitment through and due June 8, 2012	$369,000	$403,500
Foreign Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (2.59% as of December 31, 2008), commitment through and due June 8, 2012	—	15,841
	$369,000	$419,341

    (b) Secured Credit Financing—On October 18, 2005, the Company entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities (the Revolvers) that provide for the incurrence of indebtedness up to an aggregate principal amount of $640,000 and matures in 2012. The domestic credit facility is a five year, $615,000 revolving credit facility (Domestic Revolver). The foreign credit facility is a five year $25,000 revolving credit facility (Foreign Revolver). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $4,995 at June 30, 2009. After giving effect to letters of credit and $369,000 in borrowings under the Domestic Revolver, total availability under the Revolvers was $266,005 as of June 30, 2009. Both credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in Amendment No. 3, plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility.  The facility fee is calculated based on the consolidated leverage ratio and ranges from .125% to ..25%.

    In May 2008, the Company entered into a three year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with the 2005 Senior Credit Facility. Refer to Note 6, “Derivative Financial Instruments” for additional information regarding the Company’s derivative instruments, including this interest rate swap.

    The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan-Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of June 30, 2009.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

(5) Fair Value Measurements

    The Company applies the provisions of SFAS 157, “Fair Value Measurements” (SFAS 157), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a three-level hierarchy for fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:

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

    The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  At June 30, 2009, the Company had an interest rate swap and foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. As of June 30, 2009, the Company had no assets or liabilities measured at fair value on a nonrecurring basis. The following tables provide a summary by level of the fair value of assets and liabilities measured on a recurring basis:

		Fair Value Measurements at June 30, 2009 Using:
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term foreign currency forward contracts	$142	$—	$142	$—

Liabilities:
Short-term foreign currency forward contracts	$3,574	$—	$3,574	$—
Interest rate swap	9,392	—	9,392	—

		Fair Value Measurements at December 31, 2008 Using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term Foreign currency forward contracts	$96	$—	$96	$—

Liabilities:
Interest rate swap	$11,610	$—	$11,610	$—

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    During the second quarter of fiscal 2009, the Company also implemented FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1. FSP FAS 107-1 amended Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in the disclosure of the fair values attributable to the Company’s debt instruments within this interim report. Since this FSP addresses disclosure requirements, the adoption of this FSP did not impact the Company’s financial position or results of operations. Borrowings under the 2005 Senior Credit Facility (as defined in Note 4(b)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

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

    SFAS 133R, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133R), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

Interest Rate Risk

    The Company is exposed to changes in interest rates on its 2005 Senior Credit Facility. In order to manage this risk, in May 2008, the Company entered into a three year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. The Company designated this interest rate swap as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated swap agreement will offset losses and gains on the transactions being hedged. The Company formally documented the effectiveness of this qualifying hedge instrument (both at the inception of the swap and on an ongoing basis) in offsetting changes in cash flows of the hedged transaction. The fair value of the interest rate swap is calculated as described in Note 5, “Fair Value Measurements” taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

    As a result of this swap, the Company pays at a fixed rate and receives payment at a variable rate. The swap effectively fixed the floating LIBOR-based interest rate to 3.755% on $350,000 of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap declines as follows: to $300,000 on November 28, 2008 (through November, 2009); to $200,000 on November 28, 2009 (through November, 2010); and to $100,000 on November 28, 2010 (through November 28, 2011). The Company will select the LIBOR-based rate on the hedged portion of the 2005 Senior Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of Accumulated other comprehensive loss (OCL) and recognized as Interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffectiveness portion) or hedge components excluded from the assessment of effectiveness are recognized as Interest expense, net during the current period.

    As of June 30, 2009 the total notional amount of the Company’s interest rate swap agreement was $300,000.  Over the next 12 months, the Company expects to reclassify $7,069 of deferred losses on derivative instruments from Accumulated other comprehensive loss to earnings due to the payment of variable interest associated with the 2005 Senior Credit Facility.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

Foreign Currency Exposures

    The Company is exposed to foreign currency risk related to intercompany debt and associated interest payments. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward contracts. The Company does not designate any of these foreign currency forward contracts as hedging instruments under SFAS 133R, however considers the contracts as economic hedges. Accordingly, changes in the fair value of these instruments effects earnings during the current period. These foreign currency forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies. The fair value of foreign currency agreements are estimated as described in Note 5, “Fair Value Measurements” taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

    As of June 30, 2009, the Company had foreign currency forward contracts with expiration dates ranging from July 2, 2009 through June 18, 2010. The changes in fair value of these foreign currency hedges are included as a component of Other income (expense), net. As of June 30, 2009 the Company had the following outstanding foreign currency forward contracts:

Foreign Currency	Currency Denomination

Euros	€ 31,701
British Pounds	£ 4,375
Japanese Yen	¥ 349.404
Swiss Francs	Fr. 2,461
United States Dollars	$ 3,144

    As of June 30, 2009 and December 31, 2008, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

	Asset Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133R
Foreign exchange forward contracts	Other current assets	$142	Other current assets	$96
		$142		$96

	Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133R
Interest rate swap	Other non-current liabilities	$9,392	Other non-current liabilities	$11,610
		$9,392		$11,610
Derivatives not designated as hedging instruments under SFAS 133R
Foreign exchange forward contracts	Other current liabilities	$3,574	Other current liabilities	$—
		$12,966		$11,610

   TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    The effect of derivative instruments on the Condensed Consolidated Statement of Income for the three months ended June 30, 2009 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships Under SFAS 133R	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Excluded from Effectiveness Testing)
Interest rate swap	$1,398	Interest expense	$2,059	Interest income (expense)	$—
	$1,398		$2,059		$—

Derivatives Not Designated as Hedging Instruments under SFAS 133R	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other expense, net	(1,405)
		$(1,405)

    For the six months ended June 30, 2009:

Derivatives Designated as Cash Flow Hedging Relationships Under SFAS 133R	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$2,218	Interest expense	$3,470	Interest income (expense)	$—
	$2,218		$3,470		$—

Derivatives Not Designated as Hedging Instruments under SFAS 133R	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other expense, net	(2,146)
		$(2,146)

    As of June 30, 2009 and December 31, 2008, Accumulated other comprehensive loss associated with the interest rate swap qualifying for hedge accounting treatment was $5,729, net of taxes of $3,663 and $7,082, net of taxes of $4,528, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

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

    (b) Share Repurchase Programs—On October 16, 2007, the Board of Directors authorized a repurchase authorization of up to $300,000 of the Company’s common stock. Under the existing share repurchase authorization, the Company has $280,100 available for repurchase as of June 30, 2009.  No shares were repurchased during the six months ended June 30, 2009. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company and a committee of the Board of Directors deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

(8) Other Items

    (a) Property, Plant and Equipment—

    Property, plant and equipment, net consists of the following:

	June 30, 2009	December 31, 2008
Land and buildings	$122,714	$122,256
Machinery and equipment, furniture and fixtures, and other	197,658	192,029
Construction in progress	4,994	5,321
	325,366	319,606
Accumulated depreciation	(148,499)	(133,763)
	$176,867	$185,843

    (b) Accrued expenses and other—

    Accrued expenses and other consisted of the following:

	June 30, 2009	December 31, 2008

Salary and related expenses	$12,303	$11,226
Accrued unrecognized tax benefits	13,273	11,012
Accrued sales and value added taxes	12,531	10,768
Warranty accrual	3,761	3,903
Sales returns	3,649	3,804
Other	32,848	24,603
	$78,365	$65,316

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    (c) Accumulated other comprehensive loss—

    Accumulated other comprehensive loss consisted of the following:

	June 30, 2009	December 31, 2008
Derivative instruments accounted for as hedges, net of tax of $3,663 and $4,528, respectively	$(5,729)	$(7,082)
Foreign currency translation	(4,779)	(5,508)
Accumulated other comprehensive loss	$(10,508)	$(12,590)

    (d) Comprehensive income

    The components of comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$16,857	$20,228	$30,195	$33,742

Derivative instruments accounted for as hedges, net of taxes of $545, $(447), $865 and $(447), respectively	853	(699)	1,353	(699)
Cumulative translation adjustment	5,003	(347)	729	11,442
Comprehensive income	$22,713	$19,182	$32,277	$44,485

(9) Stock-Based Compensation

    The Company applies the provisions of SFAS 123R “Share-based Payment” (SFAS 123R) which establishes the accounting for stock-based compensation. The Company currently has three stock-based compensation plans: the 2002 Option Plan (the 2002 Plan), the Amended and Restated 2003 Equity Incentive Plan, as amended (the 2003 Plan) and the 2003 Employee Stock Purchase Plan (the ESPP), which are described further under the caption “Stock-based Compensation” in the notes to the Consolidated Financial Statements of the Company’s annual report on Form 10-K for the year ended December 31, 2008.

    The Company granted new options to purchase 278 and 1,694 shares of common stock during the three and six months ended June 30, 2009, respectively. The Company recognized compensation expense of $406 and $477 associated with the 2009 grants during the three and six months ended June 30, 2009, respectively. The Company granted new options to purchase 1,996 and 2,123 shares of common stock during the three and six months ended June 30, 2008, respectively. The Company recognized compensation expense of $353 and $434 associated with the 2008 grants during the three and six months ended June 30, 2008, respectively. As of June 30, 2009, there was $4,367 of unrecognized compensation expense associated with the options granted in 2009, which is expected to be recorded over the weighted average remaining vesting period of 3.4 years. The options granted in the three months ended June 30, 2009 had a weighted average grant-date fair value of $6.37 per option, as determined by the Black-Scholes option pricing model using the following assumptions:

Expected volatility of stock	67.0 - 91.7%
Expected life of options, in years	2.0 - 5.0
Risk-free interest rate	1.0 - 2.8%
Expected dividend yield on stock	0 - 2.8%

    The Company recorded $2,190 and $2,062 of total stock-based compensation expense for the three months ended June 30, 2009 and 2008, respectively.  The Company recorded $4,093 and $4,041 of total stock-based compensation expense for the six months ended June 30, 2009 and 2008, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

(10) Commitments and Contingencies

    (a) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of June 30, 2009.

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

(c) New York Attorney General—In December 2008, the Office of the Attorney General of the State of New York, Antitrust Bureau (OAG) requested that the Company consider discontinuing its unilateral retail price policy (UPPL) in the State of New York, and informed them that it may bring an enforcement action against the Company under New York law if they chose not to do so. The Office of the Attorney General has made information and document requests of the Company and the Company is cooperating with these requests. The Company believes that its UPPL complies with state and federal law and, should the OAG challenge the UPPL, intends to vigorously defend it. However, due to the inherent uncertainties of this matter, the Company cannot at this time predict the outcome of any such enforcement action, if brought, and can give no assurance that these claims will not have a material adverse affect on its financial position or results of operation.

The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse affect on its business, financial condition, liquidity, or operating results.

(11) Income Taxes

    The Company’s effective tax rate for the six months ended June 30, 2009 was 35.2%, with reconciling items between the effective tax rate and the federal statutory income tax rate of 35.0% including certain foreign tax rate differentials, state and local income taxes, foreign income currently taxable in the U.S., the production activities deduction, and certain other permanent differences.  For the same period in 2008, the effective tax rate was 34.1%, with reconciling items between the effective tax rate and the federal statutory income tax rate of 35.0% including certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

    The Company completed the repatriation of foreign earnings in the first quarter of 2009. This repatriation was initiated in the fourth quarter of 2008 and the associated income tax expense was recognized at that time. The Company has not provided for U.S. federal and/or state income and foreign withholding taxes on the remaining $126.5 million of undistributed earnings from non-U.S. operations as of June 30, 2009 because the Company intends to reinvest such earnings indefinitely outside of the United States.  If these earnings were to be distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    On October 24, 2007, the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and underpayment premium.  On January 23, 2008 the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 the Company filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and expects to finalize its position by the first quarter of 2010. The Company believes it has meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary. It is reasonably possible under FIN 48 that the amount of the total unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

    The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and income tax returns in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the U.S. for periods prior to 2005, U.S. state and local municipalities for periods prior to 2004, and in non-U.S. jurisdictions for periods prior to 2001.  Additionally, the Company is currently under examination by various tax authorities around the world.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns.  However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. During the three and six months ended June 30, 2009, there were no significant changes to the liability for unrecognized tax benefits.

(12) Earnings Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income	$16,857	$20,228	$30,195	$33,742

Denominator:
Denominator for basic earnings per common share-weighted average shares	74,894	74,740	74,884	74,665
Effect of dilutive securities:
Employee stock options	599	191	152	207
Denominator for basic earnings per common share-adjusted weighted average shares	75,493	74,931	75,036	74,872

Basic earnings per common share	$0.23	$0.27	$0.40	$0.45

Diluted earnings per common share	$0.22	$0.27	$0.40	$0.45

    The Company excluded 4,508 and 4,804 shares issuable upon exercise of outstanding stock options for the three months ended June 30, 2009 and 2008, respectively, and 4,783 and 2,322 shares issuable upon exercise of outstanding stock options for the six month period ended June 30, 2009 and 2008, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or they were otherwise anti-dilutive.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
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

    The following table summarizes Total assets by segment:

	June 30, 2009	December 31, 2008

Domestic	$484,810	$474,824
International	272,701	282,884
Intercompany eliminations	(120,804)	(111,177)
	$636,707	$646,531

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    The following table summarizes other segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales from external customers:
Domestic
Mattresses	$86,300	$108,369	$162,011	$215,241
Pillows	11,029	12,583	20,874	25,705
Other	23,415	27,549	44,293	55,473
	$120,744	$148,501	$227,178	$296,419

International
Mattresses	$38,044	$55,265	$81,461	$116,442
Pillows	12,977	16,294	26,193	34,790
Other	13,411	18,601	27,448	38,232
	$64,432	$90,160	$135,102	$189,464

	$185,176	$238,661	$362,280	$485,883

Inter-segment sales:
Domestic	—	—	—	—
International	$346	$451	$569	$1,110
Intercompany eliminations	(346)	(451)	(569)	(1,110)
	$—	$—	$—	$—

Operating income:
Domestic	$14,223	$18,269	$22,027	$22,006
International	14,939	18,050	33,016	43,646
	$29,162	$36,319	$55,043	$65,652

Depreciation and amortization (including stock-based compensation amortization):
Domestic	$7,554	$7,759	$14,876	$15,345
International	2,423	2,654	4,731	5,381
	$9,977	$10,413	$19,607	$20,726

Capital expenditures:
Domestic	$1,698	$1,901	$2,088	$3,934
International	1,607	1,634	2,640	2,394
	$3,305	$3,535	$4,728	$6,328

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Strategy and Outlook

    We believe we are the industry leader in terms of profitability. Our long-term goal is also to become the world’s largest bedding company in terms of revenue. To achieve our long-term goals while managing through the current economic environment, we expect to continue to pursue certain key strategies:

•	Maintain our focus on premium mattresses and pillows and to regularly introduce new products.

•	Invest in increasing our global brand awareness through advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	Extend our presence and improve our account productivity in both the Domestic and International Retail segments.

•	Invest in our operating infrastructure to meet the requirements of our business, including investments in our research and development capabilities.

•	Take actions to further improve our financial flexibility and strengthen the business.

Results of Operations

    A summary of our results for the three and six months ended June 30, 2009 includes the following:

•	We reduced total debt by $50.3 million to $369.0 million as of June 30, 2009 from $419.3 million as of December 31, 2008.

•	We generated $39.5 million of cash from operating activities for the three month period ended June 30, 2009 as compared to $71.7 million for the three month period ended June 30, 2008.

•
Earnings per common share (EPS) was $0.22 per diluted common share for the three month period ended June 30, 2009 as compared to $0.27 per diluted common share for the three month period ended June 30, 2008.

(In thousands, except per common share amounts)	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Net sales	$185,176	100.0%	$238,661	100.0%	$362,280	100.0%	$485,883	100.0%
Cost of sales	98,845	53.4	132,645	55.6	194,088	53.6	271,786	55.9

Gross profit	86,331	46.6	106,016	44.4	168,192	46.4	214,097	44.1
Selling and marketing expenses	35,191	19.0	44,787	18.8	69,063	19.1	97,950	20.2
General, administrative and other expenses	21,978	11.9	24,910	10.4	44,086	12.1	50,495	10.4

Operating income	29,162	15.7	36,319	15.2	55,043	15.2	65,652	13.5

Interest expense, net	(4,477)	(2.3)	(5,645)	(2.4)	(9,048)	(2.5)	(13,336)	(2.8)
Other income (expense), net	270	0.1	(72)	—	618	0.2	(1,091)	(0.2)

Income before income taxes	24,955	13.5	30,602	12.8	46,613	12.9	51,225	10.5
Income tax provision	8,098	4.4	10,374	4.3	16,418	4.6	17,483	3.6
Net income	$16,857	9.1%	$20,228	8.5%	$30,195	8.3	$33,742	6.9%

Earnings per common share:
Basic	$0.23		$0.27		$0.40		$0.45
Diluted	$0.22		$0.27		$0.40		$0.45

Cash dividend per common share:	$—		$0.08		$—		$0.16

Weighted average common shares outstanding:
Basic	74,894		74,740		74,884		74,665
Diluted	75,493		74,931		75,036		74,872

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

    We sell our premium mattresses and pillows through four distribution channels: Retail, Direct, Healthcare, and Third party. The Retail channel sells to furniture and bedding, specialty and department stores. The Direct channel sells directly to consumers. The Healthcare channel sells to hospitals, nursing homes, healthcare professionals and medical retailers. The Third party channel sells to distributors in countries where we do not operate our own wholly-owned subsidiaries. A summary of Net sales by channel is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(In thousands)	2009	2008	2009	2008	2009	2008
Retail	$155,575	$199,323	$105,576	$130,069	$49,999	$69,254
Direct	10,785	13,527	9,428	11,328	1,357	2,199
Healthcare	8,261	12,556	2,686	4,501	5,575	8,055
Third Party	10,555	13,255	3,054	2,603	7,501	10,652
	$185,176	$238,661	$120,744	$148,501	$64,432	$90,160

    A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(In thousands)	2009	2008	2009	2008	2009	2008
Mattresses	$124,344	$163,634	$86,300	$108,369	$38,044	$55,265
Pillows	24,006	28,877	11,029	12,583	12,977	16,294
Other	36,826	46,150	23,415	27,549	13,411	18,601
	$185,176	$238,661	$120,744	$148,501	$64,432	$90,160

    Net sales—Net sales for the three months ended June 30, 2009 decreased to $185.2 million from $238.7 million for the same period in 2008, a decrease of $53.5 million, or 22.4%, caused primarily by the continued effects of the macroeconomic environment, which has resulted in lower consumer traffic and decreased consumer demand. Consolidated Mattress sales decreased $39.3 million, or 24.0% compared to the second quarter of 2008.  For the three months ended June 30, 2009, our Retail channel Net sales decreased to $155.6 million from $199.3 million for the same period in 2008, a decrease of $43.7 million, or 21.9%.  Consolidated pillow sales decreased approximately $4.9 million, or 16.9%, from the second quarter of 2008. Consolidated Other, which includes adjustable bed bases, foundations and other related products, decreased $9.3 million, or 20.2%.

    Domestic—Domestic Net sales for the three months ended June 30, 2009 decreased to $120.7 million from $148.5 million for the same period in 2008, a decrease of $27.8 million, or 18.7%.  Our Domestic Retail channel contributed $105.6 million in Net sales for the three months ended June 30, 2009 for a decrease of $24.5 million, or 18.8%, for the same period in 2008. We believe that the macroeconomic environment and slower consumer traffic impacted our Domestic Retail channel during the second quarter. As a result, Domestic mattress sales in the second quarter of 2009 decreased $22.1 million, or 20.4%, over the same period in 2008. Pillow sales decreased $1.6 million, or 12.3%. Many of our pillow products are sold with mattress purchases. Therefore, when mattress sales decline, pillow sales are also impacted. Net sales in the Direct channel decreased by $1.9 million, or 16.8%. We believe that the macroeconomic environment also negatively impacted Net sales in the Direct channel. Our Healthcare channel Net sales decreased by $1.8 million, or 40.3%, which we believe is primarily related to the decreased availability of spending in the healthcare industry. Net sales in the Third Party channel increased $0.5 million, or 17.3%.

    International—International Net sales for the three months ended June 30, 2009 decreased to $64.4 million from $90.2 million for the same period in 2008, a decrease of $25.7 million, or 28.5%. On a constant currency basis, our International Net sales declined approximately 18.8%. Our International segment was primarily impacted by macroeconomic factors, as the global economic slowdown continues to impact our International segment. The International Retail channel decreased $19.3 million, or 27.8%, for the three months ended June 30, 2009. Our Direct and Third Party channels decreased 38.3% and 29.6%, respectively, also a reflection of the global economic slowdown. Healthcare channel Net sales decreased $2.5 million or 30.8%.  International mattress sales in the second quarter of 2009 decreased $17.2 million, or 31.2%, over the second quarter of 2008. Pillow sales for the second quarter of 2009 decreased $3.3 million, or 20.4%, as compared to the second quarter of 2008.

    Gross profit—Gross profit for the three months ended June 30, 2009 decreased to $86.3 million from $106.0 million for the same period in 2008, a decrease of $19.7 million, or 18.6%. The Gross profit margin for the three months ended June 30, 2009 was 46.6% as compared to 44.4% for the same period in 2008. The factors that impacted Gross profit margin during the quarter are identified and discussed below in the respective segment discussions. We currently have plans underway to expand margins for the remainder of 2009, including projects to improve utilization rates, a redesign of our transportation network and a range of sourcing opportunities.

    Domestic—Domestic Gross profit for the three months ended June 30, 2009 decreased to $50.5 million from $57.6 million for the same period in 2008, a decrease of $7.1 million, or 12.3%.  The Gross profit margin in our Domestic segment was 41.8% and 38.8% for the three months ended June 30, 2009 and June 30, 2008, respectively. Improvements in our Domestic Gross profit margin were primarily driven by lower commodity pricing including raw materials, our focus on driving manufacturing efficiencies and pricing actions taken earlier in 2009. These factors were partially offset by fixed cost de-leverage as production volumes were down during the three months ended June 30, 2009 as compared to the same period in 2008.  Domestic Cost of sales for the three months ended June 30, 2009 decreased to $70.3 million from $91.0 million for the same period in 2008, a decrease of $20.7 million, or 22.7%.

    International—International Gross profit for the three months ended June 30, 2009 decreased to $35.9 million from $48.4 million for the same period in 2008, a decrease of $12.6 million, or 26.0%. The Gross profit margin in our International segment was 55.6% and 53.7% for the three months ended June 30, 2009 and June 30, 2008, respectively. Improvements in our International Gross profit margin were primarily driven by lower commodity pricing including raw material costs, our focus on driving manufacturing efficiencies and pricing actions taken early in 2009. These factors were partially offset by fixed cost de-leverage as production volumes were down during the three months ended June 30, 2009  as compared to the same period in 2008. Our International Cost of sales for the three months ended June 30, 2009 decreased to $28.6 million from $41.7 million for the same period in 2008, a decrease of $13.1 million, or 31.5%.

    Selling and marketing expenses—Selling and marketing expenses include advertising and media production, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials and sales force compensation.  We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. In the second quarter of 2009, Selling and marketing expenses decreased to $35.2 million for the three months ended June 30, 2009 as compared to $44.8 million for the three months ended June 30, 2008. Selling and marketing expenses as a percentage of Net sales were 19.0% and 18.8% for the three months ended June 30, 2009 and June 30, 2008, respectively. Our objective is to align advertising costs to reflect our sales expectations.  During the last three quarters of 2008 and the first half of 2009, we have taken actions to better align our advertising spend with our sales expectations. In addition, we have implemented initiatives to reduce costs in other selling activities.

    General, administrative and other expenses—General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses decreased to $22.0 million for the three months ended June 30, 2009 as compared to $24.9 million for the three months ended June 30, 2008, a decrease of $2.9 million, or 11.8%.  General, administrative and other expenses as a percentage of Net sales was 11.9% and 10.4% for the three months ended June 30, 2009 and June 30, 2008, respectively. The increase in general, administrative and other expenses as a percentage of Net sales in the second quarter of 2009 as compared to the second quarter of 2008 is primarily related to de-leveraging of fixed costs caused by a decline in sales volume.

    Interest expense, net—Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $4.5 million for the three months ended June 30, 2009, as compared to $5.6 million for the three months ended June 30, 2008, a decrease of $1.2 million, or 20.7%.  The decrease in interest expense is primarily attributable to the decrease in our total Long-term debt levels and a lower interest rate on our variable rate debt compared to the second quarter of 2008.

    Income tax provision—Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our domestic and foreign operations.

    Our effective tax rate for the three months ended June 30, 2009 was 32.5%.  For the same period in 2008, the effective tax rate was 33.9%.  The decrease in the effective tax rate is due to a shift in the mix of pre-tax income between the U.S. and International segments.

    Our effective income tax rates for the three months ended June 30, 2009 and 2008 differed from the federal statutory rate of 35.0% principally because of certain foreign tax rate differentials, state and local income taxes, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

    On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and penalties.  On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the IRS and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 we filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and expects to finalize its position by the first quarter of 2010. We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary. It is reasonably possible under FIN 48 that the amount of the total unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

    A summary of Net sales by channel is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In thousands)	2009	2008	2009	2008	2009	2008
Retail	$306,097	$407,226	$198,987	$259,189	$107,110	$148,037
Direct	20,514	26,269	17,906	22,001	2,608	4,268
Healthcare	17,163	24,813	5,380	8,323	11,783	16,490
Third Party	18,506	27,575	4,905	6,906	13,601	20,669
	$362,280	$485,883	$227,178	$296,419	$135,102	$189,464

    A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In thousands)	2009	2008	2009	2008	2009	2008
Mattresses	243,472	$331,683	$162,011	$215,241	$81,461	$116,442
Pillows	47,067	60,495	20,874	25,705	26,193	34,790
Other	71,741	93,705	44,293	55,473	27,448	38,232
	$362,280	$485,883	$227,178	$296,419	$135,102	$189,464

    Net sales—Net sales for the six months ended June 30, 2009 decreased to $362.3 million from $485.9 million for the same period in 2008, a decrease of $123.6 million, or 25.4%, caused primarily by the continued effects of the macroeconomic environment, resulting in lower consumer traffic and decreased consumer demand. For the six months ended June 30, 2009, our Retail channel Net sales decreased to $306.1 million from $407.2 million for the same period in 2008, a decrease of $101.1 million, or 24.8%. The factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

    Domestic—Domestic Net sales for the six months ended June 30, 2009 decreased to $227.2 million from $296.4 million for the same period in 2008, a decrease of $69.2 million, or 23.4%. Our Domestic Retail channel contributed $199.0 million in Net sales for the six months ended June 30, 2009. This is a decrease of $60.2 million, or 23.2%, over the prior year same period.  This decrease is caused primarily by the continued effects of the challenging U.S. macroeconomic environment during 2009. The Healthcare channel Net sales decreased $2.9 million, or 35.4%, which we believe is primarily related to the decreased availability of spending in the healthcare industry. Our Third Party channel Net sales decreased $2.0 million, or 29.0%, as the second quarter increase in our Third Party channel was offset by a decrease in the first quarter of 2009. Our Direct channel Net sales decreased 18.6%, which is also directly correlated to the challenges in the U.S. macroeconomic environment.  Domestic mattress sales decreased $53.2 million, or 24.7%, over the same period in 2008, driven by the decrease in our Retail channel. Pillow sales decreased $4.8 million, or 18.8%. Many of our pillow products are sold with mattress purchases. Therefore, when mattress sales decline, pillow sales are also impacted.

    International—International Net sales for the six months ended June 30, 2009 decreased to $135.1 million from $189.5 million for the same period in 2008, a decrease of $54.4 million, or 28.7%. Our International segment continues to be affected by the global economic slowdown.  On a constant currency basis, our International sales declined by approximately 18.2%.  Our International segment was primarily impacted by macroeconomic factors, as the global economic slowdown continues to impact our International segment. The International Retail channel decreased $40.9 million, or 27.6%, for the six months ended June 30, 2009. Our Direct channel Net sales decreased 38.9%.  Our Third party sales decreased 34.2%. Additionally, our Healthcare channel Net sales decreased $4.7 million, or 28.5%.  International mattress sales decreased  $35.0 million, or 30.0%, as compared to 2008. Pillow sales for the six months ended June 30, 2009 decreased $8.6 million, or 24.7%, as compared to the same period in 2008.

    Gross profit—Gross profit for the six months ended June 30, 2009 decreased to $168.2 million from $214.1 million for the same period in 2008, a decrease of $45.9 million, or 21.4%.  The Gross profit margin for the six months ended June 30, 2009 was 46.4% as compared to 44.1% for the same period in 2008.  Several factors impacted our Gross profit margin during the period. These factors are identified and discussed below in the respective segment discussions.

    Domestic—Domestic Gross profit for the six months ended June 30, 2009 decreased to $93.2 million from $111.2 million for the same period in 2008, a decrease of $18.0 million, or 16.1%.  The Gross profit margin in our Domestic segment was 41.0% and 37.5% for the six months ended June 30, 2009 and June 30, 2008, respectively. The increase in our Gross profit margin for the Domestic segment was driven by lower commodity prices, improved manufacturing efficiencies and pricing actions taken early in 2009, partially offset by fixed cost de-leverage related to lower production volumes. Our Domestic cost of sales decreased to $133.9 million for the six months ended June 30, 2009 as compared to $185.2 million for the six months ended June 30, 2008, a decrease of $51.3 million, or 27.7%.

    International—International Gross profit for the six months ended June 30, 2009 decreased to $74.9 million from $102.9 million for the same period in 2008, a decrease of $28.0 million, or 27.2%. The Gross profit margin in our International segment was 55.5% and 54.3% for the six months ended June 30, 2009 and June 30, 2008, respectively. For the six months ended June 30, 2009, the improvement in our Gross Profit margin for the International segment was driven by lower commodity prices, our focus on improving manufacturing efficiencies and pricing actions taken early in 2009. Our International Cost of sales for the six months ended June 30, 2009 decreased to $60.2 million from $86.6 million for the same period in 2008, a decrease of $26.4 million, or 30.5%.

    Selling and marketing expenses—Selling and marketing expenses decreased to $69.1 million for the six months ended June 30, 2009 as compared to $98.0 million for the six months ended June 30, 2008. Selling and marketing expenses as a percentage of Net sales decreased to 19.1% for the six months ended June 30, 2009 from 20.2% for the same period for 2008. Our objective is to align advertising costs to reflect our sales expectations.  In addition, we have implemented initiatives to reduce costs in other selling activities.

    General, administrative and other expenses—General, administrative and other expenses decreased to $44.1 million for the six months ended June 30, 2009 as compared to $50.5 million for the six months ended June 30, 2008, a decrease of $6.4 million. General, administrative and other expenses as a percentage of Net sales was 12.1% and 10.4% for the six months ended June 30, 2009 and June 30, 2008, respectively.  The increase in General, administrative and other expenses as a percentage of Net sales for the six months ended June 30, 2009 compared to the same period in 2008 is primarily related to de-leveraging fixed costs caused by a decline in sales volume.

    Interest expense, net—Interest expense, net, decreased to $9.0 million for the six months ended June 30, 2009, as compared to $13.3 million for the six months ended June 30, 2008, a decrease of $4.3 million, or 32.2%.  The decrease in our interest expense is related to lower levels of long-term debt and a decrease in the interest rate on our variable rate debt as of June 30, 2009, as compared to the same time period in 2008.

    Income tax provision—Our effective tax rate for the six months ended June 30, 2009 was 35.2%.  For the same period in 2008, the effective tax rate was 34.1%.  The increase in the effective tax rate is due to the tax charge on a previously recognized foreign tax benefit.

    Our effective income tax rates for the three months ended June 30, 2009 and 2008 differed from the federal statutory rate of 35.0% principally because of certain foreign tax rate differentials, state and local income taxes, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

Liquidity and Capital Resources

Liquidity

    Our principal sources of funds are cash flows from operations. Our principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures, payments of dividends and share repurchases from time to time pursuant to a share repurchase program. At June 30, 2009, we had working capital of $77.3 million including Cash and cash equivalents of $25.0 million as compared to working capital of $82.4 million including $15.4 million in Cash and cash equivalents as of December 31, 2008. The increase in Cash and cash equivalents was primarily related to the timing of certain payments to third-party vendors and our continued focus on improving operating cash flow. During the twelve month period ended December 31, 2008 and six month period ended June 30, 2009, there were no repurchases of our common stock.

     Our cash flow from operations decreased to $65.5 million for the six months ended June 30, 2009 as compared to $96.3 million for the six months ended June 30, 2008. During the remainder of 2009, we plan to maintain our focus on driving working capital improvements to maximize operating cash flow and increase our financial flexibility.  The decrease in operating cash flow for the six month period ending June 30, 2009 compared to the six month period ending June 30, 2008 was primarily the result of the changes in operating assets and liabilities and deferred income taxes.  During the second quarter of 2009, we continued to effectively manage our working capital levels by reducing accounts receivables and inventory levels and taking advantage of vendor payment terms.

    Net cash used in investing activities decreased to $4.9 million for the six months ended June 30, 2009 as compared to $8.3 million for the six months ended June 30, 2008, a decrease of $3.4 million. The decrease was primarily related to reduction in capital expenditures in 2009. During the six month period ended June 30, 2008 we acquired our former third party distributor in New Zealand, whereas no acquisitions occurred in 2009.

    Cash flow used by financing activities was $49.2 million for the six months ended June 30, 2009 as compared to $56.6 million for the six months ended June 30, 2008, representing a decrease in cash flow used of $7.3 million.  Cash used in financing activities is primarily related to our continued focus on reducing our level of outstanding debt, for the six months ended June 30, 2009, we reduced our debt by $50.3 million. In the first quarter of 2009, we completed our repatriation of foreign earnings which was initiated during the fourth quarter of 2008 and used a portion of the proceeds to reduce our level of outstanding debt. Additionally, in the fourth quarter of 2008, we suspended our quarterly dividend payment in order to redirect the use of these funds to pay down outstanding debt.

Capital Expenditures

    Capital expenditures totaled $4.7 million for the six months ended June 30, 2009 and $6.3 million for the six months ended June 30, 2008. We currently expect our 2009 capital expenditures to be in line with 2008, ranging from $10 to $12 million.

Debt Service

    Our long-term debt decreased to $369.0 million as of June 30, 2009 from $419.3 million as of December 31, 2008.  After giving effect to $369.0 million in borrowings under the credit agreement entered into on October 18, 2005 (2005 Senior Credit Facility) and letters of credit outstanding, total availability under the 2005 Senior Credit Facility was $266.0 million as of June 30, 2009.

    The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $300.0 million of the outstanding balance as of June 30, 2009 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap declines as follows: to $300.0 million on November 28, 2008 (through November, 2009); to $200.0 million on November 28, 2009 (through November, 2010) and to $100.0 million on November 28, 2010 (through November 28, 2011).

Stockholders’ Equity

    Share Repurchase Program—On October 16, 2007, our Board of Directors authorized a share repurchase authorization of up to $300.0 million of our common stock. Under the existing share repurchase authorization, $280.1 million was available for repurchase as of June 30, 2009.  No shares were repurchased during the year ended December 31, 2008 and six months ended June 30, 2009. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as we deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

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

Factors That May Affect Future Performance

    General Business and Economic Conditions–Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The U.S. macroeconomic environment continues to be challenging and was the primary factor in a slowdown in the mattress industry. In addition, our International segment experienced further weakening as a result of certain consumer trends in several European and Asian markets. We expect the economic environment in the U.S., Europe and Asia to continue to be challenging.

    Maintaining financial flexibility is our primary short-term focus. In light of the macroeconomic environment, we took steps to further align our cost structure with our anticipated level of Net sales. During the second quarter of 2009, we have continued to increase our financial flexibility by reducing our inventory, improving collections, lowering expenses and paying down debt. During the remainder of 2009, we expect to continue to pursue certain key strategies including: maintaining focus on premium mattresses and pillows and regularly introducing new products; investing in increasing our global brand awareness; extending our presence and improving our Retail account productivity; investing in our operating infrastructure to meet the requirements of our business; and taking actions to further improve our financial flexibility and strengthen our business.

    Managing Growth—We have grown rapidly, with our Net sales increasing from $221.5 million in 2001 to $1,106.7 million in 2007 and our Net sales were $927.8 million for the year ended December 31, 2008.  For the six months ended June 30, 2009, our net sales were $362.3 million. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these challenges, management has continued to enhance operating and financial infrastructure.  These expenditures, as well as expenditures for advertising and other marketing-related activities are made as the continued growth in the business allows us the ability to invest. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

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

    Significant Growth Opportunities—We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. In addition, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business.  By extending our product line, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level, which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts provides for continued growth opportunities and market share gains. However, our business may be affected by general business and economic conditions that could have an impact on demand for our products. Our products are currently sold in approximately 6,600 furniture and bedding retail stores in the U.S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 7,000 to 8,000 over time. Our products are also sold in approximately 5,000 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

    Financial Leverage—As of June 30, 2009, we had $369.0 million of total Long-term debt outstanding, and our Stockholders’ Equity was $109.2 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. Our repatriation of foreign earnings that was completed in the first quarter of 2009, suspending our quarterly cash dividend, and modest debt rebalancing between our Domestic and International segments, together with productivity improvements and cost containment initiatives should enable us to decrease our financial leverage and increase our financial flexibility. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our 2005 Senior Credit Facility.

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

    We use foreign exchange forward contracts to manage a portion of the exposure to the risk related to intercompany debt and interest payments. These hedging transactions may not succeed in effectively managing our foreign currency exchange rate risk related to these transactions. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding as of June 30, 2009, would be approximately $4.6 million if an adverse 10% change in foreign currencies subject to these contracts occurred. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

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

    Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On June 30, 2009, we had variable-rate debt of approximately $69.0 million.  Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $0.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

    During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                               OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

New York Attorney General—In December 2008, the Office of the Attorney General of the State of New York, Antitrust Bureau (OAG) requested that the Company consider discontinuing its unilateral retail price policy (UPPL) in the State of New York, and informed them that it may bring an enforcement action against the Company under New York law if they chose not to do so. The Office of the Attorney General has made information and document requests of the Company and the Company is cooperating with these requests. The Company believes that its UPPL complies with state and federal law and, should the OAG challenge the UPPL, intends to vigorously defend it. However, due to the inherent uncertainties of this matter, the Company cannot at this time predict the outcome of any such enforcement action, if brought, and can give no assurance that these claims will not have a material adverse affect on its financial position or results of operation.

We are involved in various other legal proceedings incidental to the operations of its business. We believe that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse affect on our business, financial condition, liquidity, or operating results.

ITEM 1A.	RISK FACTORS

    In addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading, “Risk Factors” in Item IA of Part I of our annual report on Form 10-K for the year ended December 31, 2008, some of which are updated below. These risks are not the only ones facing the Company. Please also see “Special Note Regarding Forward-Looking Statements” on page 3.

We are subject to a pending tax proceeding in Denmark, and an adverse decision would reduce our liquidity and profitability.

On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is $39.3 million including interest and underpayment penalties. On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral APA between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the IRS and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008, we filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and expects to finalize its position by the first quarter of 2010. We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary.  It is reasonably possible under FIN 48 that the amount of the total unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

Our current executive officers, directors and their affiliates own a large percentage of our common stock and could limit you from influencing corporate decisions.

    As of July 24, 2009, our executive officers, directors, and their respective affiliates own, in the aggregate, approximately 12% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest. In addition, we have several stockholders who presently own more than 5% of our outstanding common stock, and as a result, may be able to influence all matters requiring the approval of other significant corporate transactions.

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

    Tempur-Pedic International’s annual meeting of stockholders was held on May 5, 2009. Proposals 1, 2 and 3, the only Proposals presented for a vote at the meeting, were approved. The results are as follows:

Proposal 1

    Election of the following nominees for director to serve a one-year term until the next annual meeting of stockholders:

	For	Authority Withheld
H. Thomas Bryant	68,020,864	572,514
Francis A. Doyle	67,980,835	612,544
John Heil	67,993,373	600,005
Peter K. Hoffman	67,983,057	610,322
Sir Paul Judge	67,977,443	615,936
Nancy F. Koehn	68,019,898	573,481
Christopher A. Masto	68,018,970	574,408
P. Andrews McLane	68,011,042	582,337
Mark Sarvary	68,020,779	572,599
Robert Trussell, Jr.	68,015,162	578,216

Proposal 2

    Approval of the First Amendment to Amended and Restated 2003 Equity Incentive Plan.

For	Against	Abstained	Broker Non-Votes
39,792,340	20,179,220	17,244	8,604,574

Proposal 3

    Ratification of appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal year 2009.

For	Against	Abstained
68,470,649	110,209	12,520

    Proposals 1, 2 and 3 are described in detail in Tempur-Pedic International’s definitive proxy statement dated March 25, 2009, for the Annual Meeting of Stockholders held on May 5, 2009.

ITEM 5.	OTHER INFORMATION

    (a) Not applicable.

    (b) Not applicable.

ITEM 6.	EXHIBITS

    The following is an index of the exhibits included in this report:

10.1		First Amendment to the Amended and Restated 2003 Equity Incentive Plan.(1)(2)

10.2		Employment and Non-Competition Agreement by and between Tempur-Pedic International Inc. and Lou Hedrick Jones dated as of June 1, 2009.(2)

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)		Incorporated by reference from Appendix A to the Registrant’s Registration Proxy Statement on Schedule 14A (File No. 001-31922) filed with the Commission on March 3, 2009.

(2)		Indicates management contract or compensatory plan or arrangement.

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

TEMPUR-PEDIC INTERNATIONAL INC.
(Registrant)

Date: July 27, 2009	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President, Chief Financial Officer,
and Secretary