Form 10-Q
period 2009-09-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2009-10-26
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.905 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐

(Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of October 23, 2009 was 74,977,377 shares.

Special Note Regarding Forward-Looking Statements

    This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments, investments in operating infrastructure, our expected capital expenditures, the impact of consumer confidence, the antitrust class action lawsuit and similar issues, pending tax assessments, our financial flexibility and changes to our operating cash flow, the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market, the initiatives to expand business within established accounts, the initiatives to reduce costs and operating expenses and improve manufacturing productivity, the initiatives to improve retail account productivity, our expectations regarding our gross margins, the impact of internet leads, our ability to source raw materials effectively, the development, rollout and market acceptance of new products, changes in our inventory levels, our ability to further invest in the business and in brand awareness, our ability to meet financial obligations and continue to comply with the terms of our credit facility, the effects of our business model, the effects of changes in foreign exchange rates on our reported earnings, our expected sources of cash flow, the effect of foreign tax credits on U.S. income tax liability, our ability to effectively manage cash and our debt/leverage ratio, our ability to align costs with sales expectations and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$224,082	$252,814	$586,362	$738,697
Cost of sales	117,373	147,323	311,461	419,109
Gross profit	106,709	105,491	274,901	319,588
Selling and marketing expenses	39,272	39,956	108,335	137,906
General, administrative and other expenses	24,761	22,644	68,847	73,139
Operating income	42,676	42,891	97,719	108,543

Other expense, net:
Interest expense, net	(4,311)	(6,294)	(13,359)	(19,630)
Other (expense) income, net	(214)	96	404	(995)
Total other expense	(4,525)	(6,198)	(12,955)	(20,625)

Income before income taxes	38,151	36,693	84,764	87,918
Income tax provision	12,467	12,622	28,885	30,105
Net income	$25,684	$24,071	$55,879	$57,813

Earnings per common share:
Basic	$0.34	$0.32	$0.75	$0.77
Diluted	$0.34	$0.32	$0.74	$0.77

Cash dividend per common share	$—	$0.08	$—	0.24

Weighted average common shares outstanding:
Basic	74,938	74,815	74,902	74,704
Diluted	76,166	74,992	75,396	74,944

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$20,003	$15,385
Accounts receivable, net	105,397	99,811
Inventories	48,456	60,497
Prepaid expenses and other current assets	11,456	9,233
Deferred income taxes	19,839	11,888
Total Current Assets	205,151	196,814

Property, plant and equipment, net	175,817	185,843
Goodwill	193,456	192,569
Other intangible assets, net	65,318	66,823
Other non-current assets	2,919	4,482
Total Assets	$642,661	$646,531

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$46,625	$41,355
Accrued expenses and other current liabilities	87,824	65,316
Income taxes payable	14,533	7,783
Total Current Liabilities	148,982	114,454

Long-term debt	315,000	419,341
Deferred income taxes	29,142	28,371
Other non-current liabilities	8,952	11,922
Total Liabilities	502,076	574,088

Commitments and contingencies—see Note 9

Total Stockholders’ Equity	140,585	72,443

Total Liabilities and Stockholders’ Equity	$642,661	$646,531

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,879	$57,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,526	24,847
Amortization of stock-based compensation	6,448	6,101
Amortization of deferred financing costs	518	888
Bad debt expense	4,659	5,859
Deferred income taxes	(8,006)	(1,634)
Foreign currency adjustments	53	74
(Gain) Loss on sale of equipment and other	(19)	679
Changes in operating assets and liabilities:	37,345	74,287
Net cash provided by operating activities	120,403	168,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,961)	(7,844)
Acquisition of businesses, net of cash acquired	—	(1,529)
Other	(87)	(428)
Net cash used by investing activities	(9,048)	(9,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	85,797	65,429
Repayments of long-term revolving credit facility	(189,036)	(89,691)
Repayments of long-term debt	—	(1,359)
Repayments of Series A Industrial Revenue Bonds	—	(57,785)
Proceeds from issuance of common stock	129	695
Excess tax benefit from stock based compensation	—	301
Dividend paid to stockholders	—	(17,933)
Other	—	(14)
Net cash used by financing activities	(103,110)	(100,357)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,627)	(4,394)

Increase in cash and cash equivalents	4,618	54,362

CASH AND CASH EQUIVALENTS, beginning of period	15,385	33,315

CASH AND CASH EQUIVALENTS, end of period	$20,003	$87,677

Supplemental cash flow information:
Cash paid during the period for:
Interest	$13,187	$18,960
Income taxes, net of refunds	$28,672	$17,884

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

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States (US GAAP) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2008, included in the Company’s annual report on Form 10-K.

    The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

    (b) Accounting Standards Codification—In June 2009, the Financial Accounting Standards Board (FASB) confirmed that the FASB Accounting Standards Codification (FASB ASC) will become the single official source of authoritative US GAAP (other than guidance issued by the Securities and Exchange Commission (SEC)), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. After the FASB ASC became effective (interim and annual periods ending on or after September 15, 2009), only one level of authoritative US GAAP exists. All other literature will be considered non-authoritative. FASB ASC does not change US GAAP; it introduces a new structure that is organized in an easily accessible online research system. The Company adopted FASB ASC beginning in the third quarter of fiscal 2009.

    (c) Basis of Consolidation—The accompanying financial statements include the accounts of Tempur-Pedic International and its subsidiaries. All subsidiaries are wholly owned. Intercompany balances and transactions have been eliminated. The Company does not hold any interest in variable-interest entities.

    (d) Use of Estimates—The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies and changes in the prices of raw materials, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    (e) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	September 30, 2009	December 31, 2008
Finished goods	$32,572	$41,385
Work-in-process	6,920	5,706
Raw materials and supplies	8,964	13,406
	$48,456	$60,497

(f) Accrued Sales Returns—Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The level of sales returns differs by channel with the Direct channel typically experiencing the highest rate of return.  Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. The Company allows product returns up to 120 days following a sale through certain sales channels and on certain products. Accrued sales returns are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

    The Company had the following activity for sales returns from December 31, 2008 to September 30, 2009:

Balance as of December 31, 2008	$3,804
Amounts accrued	23,665
Returns charged to accrual	(23,132)
Balance as of September 30, 2009	$4,337

    (g) Warranties—The Company provides a 20-year warranty for U.S. sales and a 15-year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. The Company also provides a two year to three year warranty on pillows. Estimated future obligations related to these products are charged to operations in the period in which the related sale is recognized. Estimates of warranty expenses are based primarily on historical claims experience and product testing. Warranties are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

    The Company had the following activity for warranties from December 31, 2008 to September 30, 2009:

Balance as of December 31, 2008	$3,903
Amounts accrued	2,432
Warranties charged to accrual	(2,438)
Balance as of September 30, 2009	$3,897

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    (h) Revenue Recognition—Sales of products are recognized when persuasive evidence of an arrangement exists, products are shipped and title passes to customers and the risks and rewards of ownership are transferred, the sale price is fixed or determinable and collectability is reasonably assured. The Company extends volume discounts to certain customers and reflects these amounts as a reduction of sales. The Company also reports sales net of tax assessed by qualifying governmental authorities. The Company extends credit based on the creditworthiness of its customers. No collateral is required on sales made in the normal course of business.

    The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $9,168 and $6,726 as of September 30, 2009 and December 31, 2008, respectively.

    (i) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program.

    (j) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred and are included in General, administrative and other expenses. Research and development costs charged to expense were $1,481 and $1,330 for the three months ended September, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, research and development costs charged to expense were $4,580 and $4,621, respectively.

    (k) Subsequent Events—During the third quarter of fiscal 2009, the Company has evaluated all events or transactions that occurred after September 30, 2009 up through October 26, 2009, the date these condensed consolidated financial statements were issued. During this period, there were no material recognizable or non-recognizable subsequent events.

(2) Goodwill and Other intangible assets

    The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	Domestic	International	Total
Balance as of December 31, 2008	$89,929	$102,640	$192,569
Foreign currency translation adjustments	—	887	887
Balance as of September 30, 2009	$89,929	$103,527	$193,456

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    The following table summarizes information relating to the Company’s Other intangible assets:

		September 30, 2009			December 31, 2008
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000

Amortized intangible assets:
Technology	10	$16,000	$11,067	$4,933	$16,000	$9,866	$6,134
Patents & other trademarks	5-20	11,874	7,932	3,942	11,655	7,767	3,888
Customer database	5	4,870	4,568	302	4,838	4,455	383
Foam formula	10	3,700	2,559	1,141	3,700	2,282	1,418

		$91,444	$26,126	$65,318	$91,193	$24,370	$66,823

    Amortization expense relating to intangible assets for the Company was $600 and $603 for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and September 30, 2008 amortization expense relating to intangible assets was $1,810 and $1,810, respectively.

(3) Long-term Debt

    (a) Long-term Debt—Long-term debt for the Company consists of the following:

	September 30, 2009	December 31, 2008
2005 Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (4.59% and 4.44% as of September 30, 2009 and December 31, 2008, respectively), commitment through and due June 8, 2012	$315,000	$403,500
Foreign Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (2.59% as of December 31, 2008), commitment through and due June 8, 2012	—	15,841
	$315,000	$419,341

    (b) Secured Credit Financing—On October 18, 2005, the Company entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities (Revolvers) that provide for the incurrence of indebtedness up to an aggregate principal amount of $640,000 and matures in 2012. The domestic credit facility is a five-year, $615,000 revolving credit facility (Domestic Revolver). The foreign credit facility is a five-year $25,000 revolving credit facility (Foreign Revolver). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $3,748 at September 30, 2009. After giving effect to letters of credit and $315,000 in borrowings under the Domestic Revolver, total availability under the Revolvers was $321,252 as of September 30, 2009. Both credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in Amendment No. 3, plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of the Bank of America prime rate or the Federal Funds rate plus ..50%. The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility.  The facility fee is calculated based on the consolidated leverage ratio and ranges from .125% to .25%.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan-Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of September 30, 2009.

    In May 2008, the Company entered into a three year interest rate swap agreement to manage interest costs and changing interest rates associated with the 2005 Senior Credit Facility. Refer to Note 5, “Derivative Financial Instruments” for additional information regarding the Company’s derivative instruments, including this interest rate swap.

(4) Fair Value Measurements

    Fair Value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date. The Company estimates fair value of its financial instruments utilizing an established three-level hierarchy. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:

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

    The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  At September 30, 2009, the Company had an interest rate swap and foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. As of September 30, 2009, the Company had no assets or liabilities measured at fair value on a nonrecurring basis. The following tables provide a summary by level of the fair value of assets and liabilities measured on a recurring basis:

		Fair Value Measurements at September 30, 2009 using:
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$3,688	$—	$3,688	$—
Interest rate swap	$8,598	$—	$8,598	$—

		Fair Value Measurements at December 31, 2008 using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$96	$—	$96	$—

Liabilities:
Interest rate swap	$11,610	$—	$11,610	$—

    Borrowings under the 2005 Senior Credit Facility (as defined in Note 3(b)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)
(5) Derivative Financial Instruments

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

    The Company is required to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

Interest Rate Risk

    The Company is exposed to changes in interest rates on its 2005 Senior Credit Facility. In order to manage this risk, in May 2008, the Company entered into a three year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. The Company designated this interest rate swap as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated swap agreement will offset losses and gains on the transactions being hedged. The Company formally documented the effectiveness of this qualifying hedge instrument (both at the inception of the swap and on an ongoing basis) in offsetting changes in cash flows of the hedged transaction. The fair value of the interest rate swap is calculated as described in Note 4, “Fair Value Measurements” taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

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

    As of September 30, 2009, the total notional amount of the Company’s interest rate swap agreement is $300,000.  Over the next 12 months, the Company expects to reclassify $6,889 of deferred losses on derivative instruments from Accumulated OCL to earnings due to the payment of variable interest associated with the 2005 Senior Credit Facility.

Foreign Currency Exposures

    The Company is exposed to foreign currency risk related to intercompany debt and associated interest payments. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward contracts. The Company does not designate any of these foreign currency forward contracts as hedging instruments, however, the Company considers the contracts as economic hedges. Accordingly, changes in the fair value of these instruments effect earnings during the current period. These foreign currency forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies. The fair value of foreign currency agreements are estimated as described in Note 4, “Fair Value Measurements” taking into consideration foreign currency rates and the current creditworthiness of the counterparties or the Company, as applicable.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    As of September 30, 2009, the Company had foreign currency forward contracts with expiration dates ranging from October 5, 2009 through October 26, 2010. The changes in fair value of these foreign currency hedges are included as a component of Other (expense) income, net. As of September 30, 2009 the Company had the following outstanding foreign currency forward contracts:

Foreign Currency	Currency Denomination
Great Britain Pound		£7,326
Euros		€16,274
Japanese Yen		¥441,826
Swiss Franc	fr.	11,092
Swedish Krona	kr.	29,493
Norwegian Krona	kr.	4,275
Australian Dollar		$1,189
New Zealand Dollar		$2,067
United States Dollar		$6,354

    As of September 30, 2009 and December 31, 2008, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

	Asset Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$96
		$—		$96

	Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other non-current liabilities	$8,598	Other non-current liabilities	$11,610
		$8,598		$11,610
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$3,688	Accrued expenses and other current liabilities	$—

		$12,286		$11,610

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    The effect of derivative instruments on the Condensed Consolidated Statement of Income for the three months ended September 30, 2009 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of (Gain)/Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(794)	Interest expense, net	$2,445	Interest expense, net	$—
	$(794)		$2,445		$—

Derivatives Not Designated as Hedging Instruments	Location of (Loss)/Gain Recognized in Income on Derivative	Amount of (Loss)/Gain Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	$(222)
		$(222)

    For the nine months ended September 30, 2009:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of (Gain)/Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(3,012)	Interest expense, net	$5,991	Interest expense, net	$—
	$(3,012)		$5,991		$—

Derivatives Not Designated as Hedging Instruments	Location of (Loss)/Gain Recognized in Income on Derivative	Amount of (Loss)/Gain Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	$(2,367)
		$(2,367)

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)
(6) Stockholders’ Equity

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

    (b) Share Repurchase Programs—On October 16, 2007, the Board of Directors authorized a repurchase authorization of up to $300,000 of the Company’s common stock. Under the existing share repurchase authorization, the Company has $280,100 available for repurchase as of September 30, 2009.  No shares were repurchased during the three or nine months ended September 30, 2009. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company and a committee of the Board of Directors deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

(7) Other Balance Sheet Items

    (a) Property, Plant and Equipment—

    Property, plant and equipment, net consists of the following:

	September 30, 2009	December 31, 2008
Land and buildings	$124,829	$122,256
Machinery and equipment, furniture and fixtures, and other	203,257	192,029
Construction in progress	6,359	5,321
	334,445	319,606
Accumulated depreciation	(158,628)	(133,763)
	$175,817	$185,843

    (b) Accrued expenses and other current liabilities—

    Accrued expenses and other current liabilities consisted of the following:

	September 30, 2009	December 31, 2008

Salary and related expenses	$15,489	$11,226
Accrued sales and value added taxes	14,546	10,768
Accrued unrecognized tax benefits	13,589	11,012
Sales returns	4,337	3,804
Warranty accrual	3,897	3,903
Other	35,966	24,603
	$87,824	$65,316

    (c) Accumulated other comprehensive loss—

    Accumulated OCL consisted of the following:

	September 30, 2009	December 31, 2008
Derivative instruments accounted for as hedges, net of tax of $3,353 and $4,528, respectively	$(5,245)	$(7,082)
Foreign currency translation	(2,355)	(5,508)
Accumulated other comprehensive loss	$(7,600)	$(12,590)

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)
    (d) Comprehensive income

    The components of comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$25,684	$24,071	$55,879	$57,813

Derivative instruments accounted for as hedges, net of taxes of $(310), $385, $(1,175) and $832, respectively	484	(602)	1,837	(1,301)
Cumulative translation adjustment	2,423	(21,249)	3,152	(9,807)
Comprehensive income	$28,591	$2,220	$60,868	$46,705

(8) Stock-Based Compensation

    The Company currently has three stock-based compensation plans: the 2002 Option Plan (2002 Plan), the Amended and Restated 2003 Equity Incentive Plan (2003 Plan) and the 2003 Employee Stock Purchase Plan (ESPP), which are described under the caption “Stock-based Compensation” in the notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

    The Company granted new options to purchase 36 and 1,730 shares of common stock during the three and nine months ended September 30, 2009, respectively. The Company recognized compensation expense of $559 and $1,036 associated with the 2009 grants during the three and nine months ended September 30, 2009, respectively. The Company granted new options to purchase 9 and 2,132 shares of common stock during the three and nine months ended September 30, 2008. The Company recognized compensation expense of $677 and $1,100 associated with the 2008 grants during the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, there was $3,894 of unrecognized compensation expense associated with the options granted in 2009, which is expected to be recorded over the weighted average remaining vesting period of 3.1 years. The options granted in the three months ended September 30, 2009 had a weighted average grant-date fair value of $7.00 per option, as determined by the Black-Scholes option pricing model using the following assumptions:

Expected volatility of stock	62.6 – 68.1%
Expected life of options, in years	5.0
Risk-free interest rate	2.4 – 2.5%
Expected dividend yield on stock	2.2%

    The Company granted 18 new restricted stock units (RSUs) during the three months ended September 30, 2009. There were no RSUs granted in the six months ended June 30, 2009 or the twelve months ended December 31, 2008. The Company recognized compensation expense of $77 with the 2009 RSUs during the three months ended September 30, 2009. As of September 30, 2009, there was $181 of unrecognized compensation expense associated with the RSUs granted in 2009, which is expected to be recorded over the weighted average remaining vesting period of 1.3 years.

    The Company recorded $2,355 and $2,060 of total stock-based compensation expense for the three months ended September 30, 2009 and September 30, 2008, respectively.  The Company recorded $6,448 and $6,101 of total stock-based compensation expense for the nine months ended September 30, 2009 and 2008, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)
(9) Commitments and Contingencies

    (a) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of September 30, 2009.

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

(10) Income Taxes

    The Company’s effective tax rate for the nine months ended September 30, 2009 was 34.1%, with reconciling items between the effective tax rate and the federal statutory income tax rate of 35.0% including certain foreign tax rate differentials, state and local income taxes, foreign income currently taxable in the U.S., the production activities deduction, and certain other permanent differences.  For the same period in 2008, the effective tax rate was 34.2% with reconciling items between the effective tax rate and the federal statutory income tax rate of 35.0% including certain foreign tax rate differentials, state and local income taxes, valuation allowances on certain net operating losses, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

    The Company completed the repatriation of certain foreign earnings in the first quarter of 2009. This repatriation was initiated in the fourth quarter of 2008 and the associated income tax expense was recognized at that time. The Company has not provided for U.S. federal and/or state income and foreign withholding taxes on the remaining $112.6 million of undistributed earnings from non-U.S. operations as of September 30, 2009 because the Company intends to reinvest such earnings indefinitely outside of the U. S.  If these earnings were to be distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    On October 24, 2007, the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and underpayment premium.  On January 23, 2008 the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 the Company filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and expects to finalize its position by the first or second quarter of 2010. The Company believes it has meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary. It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

    The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and income tax returns in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the U.S. for periods prior to 2006, U.S. state and local municipalities for periods prior to 2004, and in non-U.S. jurisdictions for periods prior to 2001.  Additionally, the Company is currently under examination by various tax authorities around the world.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns.  However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. During the three and nine months ended September 30, 2009, there were no significant changes to the liability for unrecognized tax benefits.

(11) Earnings Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income	$25,684	$24,071	$55,879	$57,813

Denominator:
Denominator for basic earnings per common share-weighted average shares	74,938	74,815	74,902	74,704
Effect of dilutive securities:
Employee stock options	1,228	178	494	240
Denominator for basic earnings per common share-adjusted weighted average shares	76,166	74,992	75,396	74,944

Basic earnings per common share	$0.34	$0.32	$0.75	$0.77

Diluted earnings per common share	$0.34	$0.32	$0.74	$0.77

    The Company excluded 2,039 and 4,932 shares issuable upon exercise of outstanding stock options for the three months ended September 30, 2009 and 2008, respectively, and 4,372 and 3,606 shares issuable upon exercise of outstanding stock options for the nine month periods ended September 30, 2009 and 2008, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or they were otherwise anti-dilutive.

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

    The following table summarizes Total assets by segment:

	September 30, 2009	December 31, 2008

Domestic	$475,746	$474,824
International	282,702	282,884
Inter-segment eliminations	(115,787)	(111,177)
	$642,661	$646,531

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    The following table summarizes other segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales from external customers:
Domestic
Mattresses	$103,122	$121,356	$265,133	$336,598
Pillows	13,216	14,476	34,090	40,181
Other	29,939	30,056	74,232	85,529
	$146,277	$165,888	$373,455	$462,308

International
Mattresses	$46,688	$53,513	$128,149	$169,955
Pillows	15,170	16,938	41,363	51,728
Other	15,947	16,475	43,395	54,706
	$77,805	$86,926	$212,907	$276,389

	$224,082	$252,814	$586,362	$738,697

Inter-segment sales:
Domestic	$—	$—	$—	$—
International	686	1,237	1,255	2,347
Inter-segment eliminations	(686)	(1,237)	(1,255)	(2,347)
	$—	$—	$—	$—

Operating income:
Domestic	$21,710	$21,607	$43,737	$43,613
International	20,966	21,284	53,982	64,930
	$42,676	$42,891	$97,719	$108,543

Depreciation and amortization (including stock-based compensation amortization):
Domestic	$7,979	$6,954	$22,855	$22,785
International	2,388	2,782	7,119	8,163
	$10,367	$9,736	$29,974	$30,948

Capital expenditures:
Domestic	$2,548	$1,068	$4,636	$5,003
International	1,685	448	4,325	2,841
	$4,233	$1,516	$8,961	$7,844

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

    A summary of our results for the three and nine months ended September 30, 2009 includes the following:

•
Earnings per common share (EPS) was $0.34 per diluted common share for the three months ended September 30, 2009 as compared to $0.32 per diluted common share for the three months ended September 30, 2008.

•	Gross profit margin was 47.6% for the three months ended September 30, 2009 compared to 41.7% for the three months ended September 30, 2008.

•	We reduced total debt by $104.3 million to $315.0 million as of September 30, 2009 from $419.3 million at December 31, 2008.

(In thousands, except per common share amounts)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Net sales	$224,082	100.0%	$252,814	100.0%	$586,362	100.0%	$738,697	100.0%
Cost of sales	117,373	52.4	147,323	58.3	311,461	53.1	419,109	56.7

Gross profit	106,709	47.6	105,491	41.7	274,901	46.9	319,588	43.3
Selling and marketing expenses	39,272	17.5	39,956	15.8	108,335	18.5	137,906	18.7
General, administrative and other expenses	24,761	11.0	22,644	9.0	68,847	11.7	73,139	9.9

Operating income	42,676	19.1	42,891	17.0	97,719	16.7	108,543	14.7

Interest expense, net	(4,311)	(1.9)	(6,294)	(2.5)	(13,359)	(2.3)	(19,630)	(2.7)
Other (expense) income, net	(214)	(0.1)	96	—	404	0.1	(995)	(0.1)

Income before income taxes	38,151	17.1	36,693	14.5	84,764	14.5	87,918	11.9
Income tax provision	12,467	5.6	12,622	5.0	28,885	4.9	30,105	4.1
Net income	$25,684	11.5%	$24,071	9.5%	$55,879	9.6%	$57,813	7.8%

Earnings per common share:
Basic	$0.34		$0.32		$0.75		$0.77
Diluted	$0.34		$0.32		$0.74		$0.77
Cash dividend per common share:	$—		$0.08		$—		$0.24
Weighted average common shares outstanding:
Basic	74,938		74,815		74,902		74,704
Diluted	76,166		74,992		75,396		74,944

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

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

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(In thousands)	2009	2008	2009	2008	2009	2008
Retail	$191,012	$216,226	$129,883	$147,992	$61,129	$68,234
Direct	12,245	11,230	10,600	9,169	1,645	2,061
Healthcare	8,942	11,636	2,804	3,727	6,138	7,909
Third party	11,883	13,722	2,990	5,000	8,893	8,722
	$224,082	$252,814	$146,277	$165,888	$77,805	$86,926

    A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(In thousands)	2009	2008	2009	2008	2009	2008
Mattresses	$149,810	$174,869	$103,122	$121,356	$46,688	$53,513
Pillows	28,386	31,414	13,216	14,476	15,170	16,938
Other	45,886	46,531	29,939	30,056	15,947	16,475
	$224,082	$252,814	$146,277	$165,888	$77,805	$86,926

    Net sales—Net sales for the three months ended September 30, 2009 decreased to $224.1 million from $252.8 million for the same period in 2008, a decrease of $28.7 million, or 11.4%, primarily a result of our industry continuing to be affected by the macroeconomic environment, resulting in lower consumer traffic and decreased consumer demand. Consolidated Mattress sales decreased $25.1 million, or 14.3% compared to the third quarter of 2008.  For the three months ended September 30, 2009, our Retail channel Net sales decreased to $191.0 million from $216.2 million for the same period in 2008, a decrease of $25.2 million, or 11.7%.  Consolidated pillow sales decreased approximately $3.0 million, or 9.6%, from the third quarter of 2008. Consolidated Other, which includes adjustable bed bases, foundations and other related products, decreased $0.6 million, or 1.4%.

    Domestic—Domestic Net sales for the three months ended September 30, 2009 decreased to $146.3 million from $165.9 million for the same period in 2008, a decrease of $19.6 million, or 11.8%.  Our Domestic Retail channel contributed $129.9 million in Net sales for the three months ended September 30, 2009 for a decrease of $18.1 million, or 12.2%, for the same period in 2008. We believe that the macroeconomic environment and slower consumer traffic impacted our Domestic Retail channel during the third quarter. As a result, Domestic mattress sales in the third quarter of 2009 decreased $18.2 million, or 15.0%, over the same period in 2008. Pillow sales decreased $1.3 million, or 8.7%. Many of our pillow products are sold with mattress purchases. Therefore, when mattress sales decline, pillow sales are also impacted. Net sales in the Direct channel increased by $1.4 million, or 15.6%.  We believe our focus on generating internet leads has helped improve our Direct channel. Our Healthcare channel Net sales decreased by $0.9 million, or 24.8%, which we believe is primarily related to the decreased availability of spending in the healthcare industry. Net sales in the Third party channel decreased $2.0 million, or 40.2%, due to macroeconomic conditions in our Third party regions.

    International—International Net sales for the three months ended September 30, 2009 decreased to $77.8 million from $86.9 million for the same period in 2008, a decrease of $9.1 million, or 10.5%. On a constant currency basis, our International Net sales declined approximately 7.2%. Our International segment was primarily impacted by the global economic slowdown, which continues to impact our International segment. The International Retail channel decreased $7.1 million, or 10.4%, for the three months ended September 30, 2009. Our Direct channel decreased 20.2% and Third party channel increased 2.0%. Healthcare channel Net sales decreased $1.8 million or 22.4%.  International mattress sales in the third quarter of 2009 decreased $6.8 million, or 12.8%, over the third quarter of 2008. Pillow sales for the third quarter of 2009 decreased $1.8 million, or 10.4%, as compared to the third quarter of 2008.

    Gross profit—Gross profit for the three months ended September 30, 2009 increased to $106.7 million from $105.5 million for the same period in 2008, an increase of $1.2 million, or 1.2%. The Gross profit margin for the three months ended September 30, 2009 was 47.6% as compared to 41.7% for the same period in 2008. The factors that impacted Gross profit margin during the quarter are identified and discussed below in the respective segment discussions. During 2009 we have been implementing projects to expand our margins, including improving utilization rates, a redesign of our transportation network and maximizing vendor sourcing opportunities.

    Domestic—Domestic Gross profit for the three months ended September 30, 2009 increased to $63.8  million from $58.8 million for the same period in 2008, an increase of $5.0 million, or 8.6%.  The Gross profit margin in our Domestic segment was 43.6% and 35.4% for the three months ended September 30, 2009 and September 30, 2008, respectively. Improvements in our Domestic Gross profit margin were primarily driven by  our focus on improving manufacturing efficiencies, lower commodity pricing including raw material and transportation costs and pricing actions taken earlier in 2009. These factors were partially offset by fixed cost de-leverage as production volumes were down during the three months ended September 30, 2009 as compared to the same period in 2008.  Domestic Cost of sales for the three months ended September 30, 2009 decreased to $82.5 million from $107.1 million for the same period in 2008, a decrease of $24.6 million, or 23.0%.

    International—International Gross profit for the three months ended September 30, 2009 decreased to $42.9 million from $46.7 million for the same period in 2008, a decrease of $3.8 million, or 8.1%. The Gross profit margin in our International segment was 55.2% and 53.8% for the three months ended September 30, 2009 and September 30, 2008, respectively. Improvements in our International Gross profit margin were primarily driven by our focus on improving manufacturing efficiencies, lower commodity pricing including raw materials and pricing actions taken earlier in 2009. These factors were partially offset by fixed cost de-leverage as production volumes were down during the three months ended September 30, 2009  as compared to the same period in 2008. Our International Cost of sales for the three months ended September 30, 2009 decreased to $34.9 million from $40.2 million for the same period in 2008, a decrease of $5.3 million, or 13.2%.

    Selling and marketing expenses—Selling and marketing expenses include advertising and media production, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials and sales force compensation.  We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. In the third quarter of 2009, Selling and marketing expenses decreased to $39.3 million for the three months ended September 30, 2009 as compared to $40.0 million for the three months ended September 30, 2008. Selling and marketing expenses as a percentage of Net sales were 17.5% and 15.8% for the three months ended September 30, 2009 and September 30, 2008, respectively. Our objective is to align advertising costs to reflect our sales expectations.  During the last three quarters of 2008 and the first half of 2009, we took actions to better align our advertising spend with our sales expectations and implemented initiatives to reduce costs in other selling activities. In the third quarter of 2009 we made investments in advertising to support future growth. Our new marketing and advertising campaign which began in the third quarter of 2009 will continue to roll out in the fourth quarter of 2009.

    General, administrative and other expenses—General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses increased to $24.8 million for the three months ended September 30, 2009 as compared to $22.6 million for the three months ended September 30, 2008, an increase of $2.1 million, or 9.3%.  General, administrative and other expenses as a percentage of Net sales was 11.0% and 9.0% for the three months ended September 30, 2009 and September 30, 2008, respectively. The increase in general, administrative and other expenses as a percentage of Net sales in the third quarter of 2009 as compared to the third quarter of 2008 is primarily attributable to increasing the bonus pool related to our results through the third quarter of 2009 and our expectations for the remainder of the year.  Additionally, we incurred incremental legal expenses during the third quarter of 2009.

    Interest expense, net—Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $4.3 million for the three months ended September 30, 2009, as compared to $6.3 million for the three months ended September 30, 2008, a decrease of $2.0 million, or 31.5%.  The decrease in interest expense is primarily attributable to the decrease in our total Long-term debt levels and a lower interest rate on our variable rate debt compared to the third quarter of 2008.

    Income tax provision—Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our foreign operations.

    Our effective tax rate for the three months ended September 30, 2009 was 32.7%.  For the same period in 2008, the effective tax rate was 34.4%.  The decrease in the effective tax rate is due to the tax charge of an unrecognized tax benefit included in the effective tax rate for the three months ended September 30, 2008, with no charge occurring during the same period in 2009.

    Our effective income tax rates for the three months ended September 30, 2009 and 2008 differed from the federal statutory rate of 35.0% principally because of certain foreign tax rate differentials, state and local income taxes, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

    On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and penalties.  On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the IRS and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 we filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and expects to finalize its position by the first or second quarter of 2010. We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary. It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

    A summary of Net sales by channel is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In thousands)	2009	2008	2009	2008	2009	2008
Retail	$497,109	$623,453	$328,870	$407,181	$168,239	$216,272
Direct	32,759	37,499	28,506	31,171	4,253	6,328
Healthcare	26,105	36,449	8,184	12,050	17,921	24,399
Third party	30,389	41,296	7,895	11,906	22,494	29,390
	$586,362	$738,697	$373,455	$462,308	$212,907	$276,389

    A summary of Net sales by product is below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In thousands)	2009	2008	2009	2008	2009	2008
Mattresses	$393,282	$506,553	$265,133	$336,598	$128,149	$169,955
Pillows	75,453	91,909	34,090	40,181	41,363	51,728
Other	117,627	140,235	74,232	85,529	43,395	54,706
	$586,362	$738,697	$373,455	$462,308	$212,907	$276,389

    Net sales—Net sales for the nine months ended September 30, 2009 decreased to $586.4 million from $738.7 million for the same period in 2008, a decrease of $152.3 million, or 20.6%, primarily a result of our industry continuing to be affected by the macroeconomic environment, resulting in lower consumer traffic and decreased consumer demand. For the nine months ended September 30, 2009, our Retail channel Net sales decreased to $497.1 million from $623.5 million for the same period in 2008, a decrease of $126.3 million, or 20.3%. The factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

    Domestic—Domestic Net sales for the nine months ended September 30, 2009 decreased to $373.5 million from $462.3 million for the same period in 2008, a decrease of $88.9 million, or 19.2%. Our Domestic Retail channel contributed $328.9 million in Net sales for the nine months ended September 30, 2009. This is a decrease of $78.3 million, or 19.2%, over the prior year same period in the prior year.  This decrease is due primarily to the ongoing challenging U.S. macroeconomic environment during 2009, which resulted in lower consumer traffic. The Healthcare channel Net sales decreased $3.9 million, or 32.1%. Our Third party channel Net sales decreased $4.0 million, or 33.7%, as the second quarter increase in our Third party channel was offset by decreases in the first and third quarters of 2009. Our Direct channel Net sales decreased 8.5%, which is also directly correlated to the changes in the U.S. macroeconomic environment.  Domestic mattress sales decreased $71.5 million, or 21.2%, over the same period in 2008, driven by the decrease in our Retail channel. Pillow sales decreased $6.1 million, or 15.2%. Many of our pillow products are sold with mattress purchases. Therefore, when mattress sales decline, pillow sales are also impacted.

    International—International Net sales for the nine months ended September 30, 2009 decreased to $212.9 million from $276.4 million for the same period in 2008, a decrease of $63.5 million, or 23.0%. On a constant currency basis, our International sales declined by approximately 14.7%. Our International segment was primarily impacted by macroeconomic factors, as the global economic slowdown continues to impact our International segment. The International Retail channel decreased $48.0 million, or 22.2%, for the nine months ended September 30, 2009. Our Direct channel Net sales decreased 32.8%.  Our Third party sales decreased 23.5%. Additionally, our Healthcare channel Net sales decreased $6.5 million, or 26.6%.  International mattress sales decreased $41.8 million, or 24.6%, as compared to 2008. Pillow sales for the nine months ended September 30, 2009 decreased $10.4 million, or 20.0%, as compared to the same period in 2008. Many of our pillow products are sold with mattress purchases. Therefore, when mattress sales decline, pillow sales are also impacted.

    Gross profit—Gross profit for the nine months ended September 30, 2009 decreased to $274.9 million from $319.6 million for the same period in 2008, a decrease of $44.7 million, or 14.0%.  The Gross profit margin for the nine months ended September 30, 2009 was 46.9% as compared to 43.3% for the same period in 2008.  Several factors impacted our Gross profit margin during the period. These factors are identified and discussed below in the respective segment discussions. During 2009 we have been implementing projects to expand our margins, including improving utilization rates, a redesign of our transportation network and maximizing vendor sourcing opportunities.

    Domestic—Domestic Gross profit for the nine months ended September 30, 2009 decreased to $157.0 million from $170.0 million for the same period in 2008, a decrease of $12.9 million, or 7.6%.  The Gross profit margin in our Domestic segment was 42.0% and 36.8% for the nine months ended September 30, 2009 and September 30, 2008, respectively. The increase in our Gross profit margin for the Domestic segment was driven by improved manufacturing efficiencies, lower commodity prices including raw material and transportation costs and pricing actions taken early in 2009, partially offset by fixed cost de-leverage related to lower production volumes. Our Domestic segment Cost of sales decreased to $216.4 million for the nine months ended September 30, 2009 as compared to $292.3 million for the nine months ended September 30, 2008, a decrease of $75.9 million, or 26.0%.

    International—International Gross profit for the nine months ended September 30, 2009 decreased to $117.9 million from $149.6 million for the same period in 2008, a decrease of $31.8 million, or 21.2%. The Gross profit margin in our International segment was 55.4% and 54.1% for the nine months ended September 30, 2009 and September 30, 2008, respectively. For the nine months ended September 30, 2009, the improvement in our Gross Profit margin for the International segment was driven by our focus on improving manufacturing efficiencies, lower commodity prices, and pricing actions taken early in 2009, partially offset by fixed cost de-leverage related to lower production volumes. Our International segment Cost of sales for the nine months ended September 30, 2009 decreased to $95.0 million from $126.8 million for the same period in 2008, a decrease of $31.7 million, or 25.0%.

    Selling and marketing expenses—Selling and marketing expenses decreased to $108.3 million for the nine months ended September 30, 2009 as compared to $137.9 million for the nine months ended September 30, 2008. Selling and marketing expenses as a percentage of Net sales decreased to 18.5% for the nine months ended September 30, 2009 from 18.7% for the same period for 2008. Our objective is to align advertising costs to reflect our sales expectations. In the third quarter of 2009 we made investments in advertising to support future growth, including our new marketing and advertising campaign which began in the third quarter of 2009 and will continue to roll out in the fourth quarter of 2009.

    General, administrative and other expenses—General, administrative and other expenses decreased to $68.8 million for the nine months ended September 30, 2009 as compared to $73.1 million for the nine months ended September 30, 2008, a decrease of $4.3 million. General, administrative and other expenses as a percentage of Net sales was 11.7% and 9.9% for the nine months ended September 30, 2009 and September 30, 2008, respectively.  The increase in General, administrative and other expenses as a percentage of Net sales for the nine months ended September 30, 2009 compared to the same period in 2008 is primarily attributable to increasing the bonus pool related to our results through the third quarter of 2009 and our expectations for the remainder of the year. Additionally, we incurred incremental legal expenses during the third quarter of 2009.

    Interest expense, net—Interest expense, net, decreased to $13.4 million for the nine months ended September 30, 2009, as compared to $19.6 million for the nine months ended September 30, 2008, a decrease of $6.3 million, or 31.9%. The decrease in our interest expense is related to lower levels of long-term debt and a decrease in the interest rate on our variable rate debt through September 30, 2009, as compared to the same time period in 2008.

    Income tax provision—Our effective tax rate for the nine months ended September 30, 2009 was 34.1%.  For the same period in 2008, the effective tax rate was 34.2%.

    Our effective income tax rates for the nine months ended September 30, 2009 and 2008 differed from the federal statutory rate of 35.0% principally because of certain foreign tax rate differentials, state and local income taxes, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

Liquidity and Capital Resources

Liquidity

    Our principal sources of funds are cash flows from operations. Our principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures, payments of dividends and share repurchases from time to time pursuant to a share repurchase program. At September 30, 2009, we had working capital of $56.2 million including Cash and cash equivalents of $20.0 million as compared to working capital of $82.4 million including $15.4 million in Cash and cash equivalents as of December 31, 2008. The increase in Cash and cash equivalents was primarily related to the timing of certain payments to third-party vendors and our continued focus to improve operating cash flow. During the twelve month period ended December 31, 2008 and nine month period ended September 30, 2009, there were no repurchases of our common stock.

    Our cash flow from operations decreased to $120.4 million for the nine months ended September 30, 2009 as compared to $168.9 million for the nine months ended September 30, 2008. During the remainder of 2009, we plan to maintain our focus on driving working capital improvements to maximize operating cash flow and increase our financial flexibility.  The decrease in operating cash flow for the nine month period ending September 30, 2009 compared to the nine month period ending September 30, 2008 was primarily the result of the changes in operating assets and liabilities and deferred income taxes.  During the third quarter of 2009, we continued to effectively manage our working capital levels by reducing inventory levels, taking advantage of vendor payment terms, and the timing of tax payments. In order to support retailers and respond to consumer demand we expect our inventory levels to increase by approximately $10.0 million by the end of 2009.

    Net cash used in investing activities decreased to $9.0 million for the nine months ended September 30, 2009 as compared to $9.8 million for the nine months ended September 30, 2008, a decrease of $0.8 million. The decrease is primarily related to the purchase of our former third party distributor in New Zealand during 2008, whereas no purchases have occurred in 2009, this was partially offset by increased capital expenditures during the nine months ended September 30, 2009.

    Cash flow used by financing activities was $103.1 million for the nine months ended September 30, 2009 as compared to $100.4 million for the nine months ended September 30, 2008, representing an increase in cash flow used of $2.8 million.  Cash used in financing activities is primarily related to our continued focus to reduce our level of outstanding debt. For the nine months ended September 30, 2009, we reduced our debt by $104.3 million. In the first quarter of 2009, we completed our repatriation of foreign earnings which was initiated during the fourth quarter of 2008 and used a portion of the proceeds to reduce our level of outstanding debt. Additionally, in the fourth quarter of 2008, we suspended our quarterly dividend payment in order to redirect the use of these funds to pay down outstanding debt.

Capital Expenditures

    Capital expenditures totaled $9.0 million for the nine months ended September 30, 2009 and $7.8 million for the nine months ended September 30, 2008. We currently expect our 2009 capital expenditures to be approximately $15.0 million.

Debt Service

    Our long-term debt decreased to $315.0 million as of September 30, 2009 from $419.3 million as of December 31, 2008.  After giving effect to $315.0 million in borrowings under the 2005 Senior Credit Facility and letters of credit outstanding, total availability under the Revolvers was $321.3 million as of September 30, 2009.

    The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $300.0 million of the outstanding balance as of September 30, 2009 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap declines as follows: to $300.0 million on November 28, 2008 (through November, 2009); to $200.0 million on November 28, 2009 (through November, 2010) and to $100.0 million on November 28, 2010 (through November 28, 2011).

Stockholders’ Equity

    Share Repurchase Program—On October 16, 2007, our Board of Directors authorized a share repurchase authorization of up to $300.0 million of our common stock. Under the existing share repurchase authorization, we have $280.1 million available for repurchase as of September 30, 2009.  No shares were repurchased during the year ended December 31, 2008 and nine months ended September 30, 2009. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as we deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice.

    Dividend Program—Our Board of Directors declared dividends in the first three quarters of 2008 of $0.08 per common share. On October 16, 2008, we announced that we would suspend the payment of the quarterly cash dividend and redirect the use of those funds to reduce debt. The decision to pay a dividend is reviewed quarterly and requires declaration by our Board of Directors.

Factors That May Affect Future Performance

    General Business and Economic Conditions—Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The U.S. macroeconomic environment remains challenging and was the primary factor in a slowdown in the mattress industry. In addition, our International segment experienced further weakening as a result of certain consumer trends in several European and Asian markets. We expect the economic environment in the U.S., Europe and Asia to continue to be challenging.

    Maintaining financial flexibility is our primary short-term focus. In light of the macroeconomic environment, we took steps to further align our cost structure with our anticipated level of Net sales. During the third quarter of 2009 we have continued to increase our financial flexibility by reducing our inventory, improving collections, lowering expenses and paying down debt. During the remainder of 2009, we expect to continue to pursue certain key strategies including: maintaining focus on premium mattresses and pillows and regularly introducing new products; investing in increasing our global brand awareness; extending our presence and improving our Retail account productivity; investing in our operating infrastructure to meet the requirements of our business; maintain a reasonable cushion for the covenants in our credit facility; improve cost structures and taking actions to further improve our financial flexibility and strengthen our business.

    Managing Growth—Over the last eight years, we have had to manage our business both through periods of rapid growth and the current challenging economic environment. Our Net sales increased from $221.5 million in 2001 to $1,106.7 million in 2007 and our Net sales were $927.8 million for the year ended December 31, 2008.  For the nine months ended September 30, 2009, our Net sales were $586.4 million. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these types of challenges, management has continued to enhance operating and financial infrastructure, as appropriate. In addition, since 2007, we have had to manage a decline in sales as a result of the macroeconomic environment. During this period, we had to manage our cost structure to contain costs. Going forward, we expect our expenditures to enhance our operating and financial infrastructure, as well as expenditures for advertising and other marketing-related activities, will continue to be made as the continued growth in the business allows us the ability to invest. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

    Gross Margins—Our gross margin is primarily impacted by the cost of raw materials, operational efficiency, product and channel mix and volume incentives offered to certain retail accounts. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than pillows and are sold with lower margin products such as foundations and bed frames. We expect that gross margins in the fourth quarter of 2009 will remain consistent with or slightly improve compared to the gross margins in the third quarter of 2009. We expect that productivity and fixed cost leverage will have a positive impact on our margins in the fourth quarter. However, we expect that the effects of these improvements will be offset by commodity pricing and discounts offered to retailers.

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

    Significant Growth Opportunities—We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. However, our business may be affected by general business and economic conditions that could have an impact on demand for our products. In addition, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business.  By extending our product line and our new segmentation of products, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level, which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts provides for continued growth opportunities and market share gains. However, our business may continue to be affected by general business and economic conditions that could have an impact on demand for our products, which could limit our market share and decrease sales.  Our products are currently sold in approximately 6,400 furniture and bedding retail stores in the U.S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 7,000 to 8,000 over time. Our products are also sold in approximately 4,900 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

    Financial Leverage—As of September 30, 2009, we had $315.0 million of total Long-term debt outstanding, and our Stockholders’ Equity was $140.6 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. Our recent repatriation of foreign earnings, suspending our quarterly cash dividend, and modest debt rebalancing between our Domestic and International segments, together with productivity improvements and cost containment initiatives has enabled us to decrease our financial leverage and increase our financial flexibility during the first nine months of 2009. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our 2005 Senior Credit Facility.

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

    We use foreign exchange forward contracts to manage a portion of the exposure to the risk related to intercompany debt and interest payments. These hedging transactions may not succeed in effectively managing our foreign currency exchange rate risk related to these transactions. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding as of September 30, 2009, would be approximately $2.3 million if an adverse 10% change in foreign currencies subject to these contracts occurred. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

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

    Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On September 30, 2009, we had variable-rate debt of approximately $15.0 million.  Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $0.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

    During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

    See Note 9 to the Notes to the Condensed Consolidated Financial Statements in ITEM 1 under Part I of this report for a full description of our legal proceedings.

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

    On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and penalties.  On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of the Bilateral APA between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the IRS and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 we filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and expects to finalize its position by the first or second quarter of 2010. We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary. It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

Our current executive officers, directors and their affiliates own a large percentage of our common stock and could limit you from influencing corporate decisions.

    As of October 23, 2009, our executive officers, directors, and their respective affiliates own, in the aggregate, approximately 12% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options. These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest. In addition, we have several stockholders who presently own more than 5% of our outstanding common stock, and as a result, may be able to influence all matters requiring the approval of other significant corporate transactions.

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

TEMPUR-PEDIC INTERNATIONAL INC.
(Registrant)

Date: October 26, 2009	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President, Chief Financial Officer,
and Secretary