Form 10-K
period 2009-12-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2010-02-08
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No☐

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

The aggregate market value of the common equity held by nonaffiliates of the registrant on June 30, 2009, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $899,417,487.

The number of shares outstanding of the registrant’s common stock as of February 5, 2010 was 73,701,705 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments, investments in operating infrastructure, our expected capital expenditures, the impact of consumer confidence and availability of consumer financing, ability to meet anticipated share repurchases, dividend payments and working capital needs, the impact of the adoption of recently issued accounting pronouncements, our ability to service indebtedness and maintain our profitability, statements regarding current supplier relationships, the antitrust class action lawsuit and similar issues, pending tax assessments, our ability to improve our financial flexibility and strengthen the business, statements relating to changes to our operating cash flow, statements relating to the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market, the initiatives to expand business within established accounts and to other furniture and bedding retail stores, the initiatives to reduce costs and operating expenses and improve manufacturing productivity, the impact of net operating losses, the initiatives to improve retail account productivity, our expectations regarding our gross margins, the impact of internet leads, the vertical integration of our business, our ability to source raw materials effectively, the development, rollout and market acceptance of new products, the continued acceptance of new products and the expansion of our product line, changes in our inventory levels, expected growth of accounts receivable in correlation with our sales levels, our ability to further invest in the business and in brand awareness, our ability to meet financial obligations and continue to comply with the terms of our credit facility, the effects of changes in foreign exchange rates on our reported earnings, the effect of foreign tax credits on U.S. income tax liability, our expected sources of cash flow, our ability to effectively manage cash and our debt/leverage ratio, our ability to align costs with sales expectations, and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 7 of Part II of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

i

PART I

ITEM 1. BUSINESS

General

We are the leading manufacturer, marketer and distributor of premium mattresses and pillows, which we sell in approximately 80 countries under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary, pressure-relieving TEMPUR® material is temperature sensitive, has a high density and conforms to the body to therapeutically align the neck and spine, thus reducing neck and lower back pain, two of the most common complaints about other sleep surfaces.

We have two reportable operating segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The Domestic operating segment consists of our U.S. manufacturing facilities, whose customers include our U.S. distribution subsidiary and certain third party distributors in the Americas. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Domestic segment. We evaluate segment performance based on Net sales and Operating income. For the results of our business segments, see ITEM 15. Exhibits and Financial Statement Schedules, Note 15, “Business Segment Information”, under Part IV of this report.

    We sell our premium mattresses and pillows through four distribution channels in each operating business segment: Retail (furniture and bedding, specialty and department stores); Direct (direct response and internet); Healthcare (chiropractors, medical retailers, hospitals and other healthcare markets); and Third party distributors in countries where we do not sell directly through our own subsidiaries.

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

Market Opportunity and Competitive Strengths

Global Market

Most standard mattresses are made using innersprings and are primarily sold through retail furniture and bedding stores. Alternatives to innerspring mattresses include viscoelastic and foam mattresses, airbeds and waterbeds (collectively called specialty or non-innerspring mattresses).

The U.S. pillow market has a traditional and a specialty segment. Traditional pillows are generally made of low cost foam or feathers, other than down. Specialty pillows are comprised of all alternatives to traditional pillows, including viscoelastic, foam, sponge, rubber and down.

Our Market Position

We are the worldwide leader in specialty sleep. We are focused on developing, manufacturing and marketing advanced sleep surfaces that help improve the quality of life for people around the world. We believe demand for our products is being driven by significant growth in our core demographic market, increased awareness of the health benefits of a better quality mattress and the broadening appeal of our new products. As consumers continue to prefer alternatives to standard innerspring mattresses, our products become more widely available and as our brand gains broader consumer recognition, we expect that our premium products will continue to attract sales from the standard mattress market.

Superior Product Offerings

Our high-quality, high-density, temperature-sensitive TEMPUR® material distinguishes our products from other products in the marketplace. Viscoelastic pressure-relieving material was originally developed by the U.S. National Aeronautics and Space Administration (NASA) in 1971 in an effort to relieve astronauts of the G–force experienced during lift-off and NASA subsequently made this formula publicly available. The NASA viscoelastic pressure-relieving material originally proved unstable for commercial use. However, after several years of research and development, we succeeded in developing a proprietary formulation and proprietary process to manufacture a stable, durable and commercially viable product. The key feature of our pressure-relieving TEMPUR® material is its temperature sensitivity. It conforms to the body, becoming softer in warmer areas where the body is making the most contact with the pressure-relieving TEMPUR® material and remaining firmer in cooler areas where less body contact is being made. As the material molds to the body’s shape, the body is supported in the correct anatomical position with the neck and spine in complete therapeutic alignment. Our pressure-relieving TEMPUR® material also has higher density than other viscoelastic materials, resulting in improved durability and enhanced comfort. In addition, clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of pressure ulcers or bed sores, a major problem for elderly and bed-ridden patients.

Increasing Global Brand Awareness

    We sell our products in approximately 80 countries primarily under the TEMPUR® and Tempur-Pedic® brands. We believe consumers in the U.S. and internationally increasingly associate our brand name with premium quality products that enable better overall sleep. Our TEMPUR® brand has been in existence since 1991 and its global awareness is reinforced by our high level of customer satisfaction, as demonstrated by the recognition received by Consumer Reports, the Arthritis Foundation, the NASA Space Foundation, Good Housekeeping and Consumers Digest. In addition, our products are recommended by more than 25,000 healthcare professionals worldwide and an independent study reported 92% of our customers surveyed have recommended Tempur-Pedic products to others.

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

Strong Financial Performance

Our business generates significant cash flow due to the combination of our sales, gross and operating margins, low maintenance capital expenditures and limited working capital requirements. Further, our vertically-integrated operations generated an average of approximately $0.7 million in Net sales per employee in 2009. For the year ended December 31, 2009, our Gross profit margin and Net income margin were 47.4% and 10.2%, respectively, on Net sales of $831.2 million. Our Net income margin allows our business model the flexibility to invest in our manufacturing operations, enhance our sales force and marketing, invest in information systems and recruit experienced management and other personnel.

Significant Growth Opportunities

    We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share, subject to the effect of business and economic conditions as discussed below. Additionally, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line and our new segmentation of products, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level, which should lead to increased sales. We believe this strategy provides for continued growth opportunities and market shares gains. However, our business may continue to be affected by general business and economic conditions that could have an impact on demand for our products, which could limit our market share and decrease sales. As of December 31, 2009 our products were sold in approximately 6,400 furniture and bedding retail stores in the U.S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 7,000 to 8,000 over the long-term. Internationally, our products are available in approximately 4,900 furniture retail and department stores, out of a total of approximately 7,000 stores we have identified as appropriate targets. As consumers continue their shift toward the purchase of non-innerspring mattress products and sleep surfaces we believe we are well positioned to capitalize on this growth opportunity.

Our Products

Mattresses

Our mattresses represented 66.2% of our Net sales in 2009 and are our leading product category in recent years. Our mattresses are composed of proprietary multi-layer, temperature sensitive, pressure-relieving TEMPUR® material. We offer several mattress models, some of which are covered by one or more patents and/or patent applications. We also routinely introduce new mattress models, launch new products and update our existing mattress products in the U.S. and internationally.

Pillows

Our premium pillow offerings include a variety of styles and represented 12.9% of Net sales in 2009. Our pillows provide plush and pressure-relieving comfort as the temperature sensitive material molds to the body.

Other Products

    Our other products represented 20.9% of our Net sales in 2009. This category includes foundations used to support our mattress products, adjustable beds and many other types of offerings including a variety of cushions and other comfort products.

Marketing and Sales

We primarily sell at wholesale through three distinct channels: Retail, Healthcare and Third party. Our top five customers for the years ended December 31, 2009, 2008 and 2007 accounted for approximately 18.9%, 19.2% and 18.2% of our Net sales, respectively. The loss of one or more of these customers could negatively impact our profitability. We market directly to consumers in the U.S. and the United Kingdom through our Direct channel. Our marketing strategy is to increase consumer awareness of the benefits of our products and to further associate our brand name with better overall sleep and premium quality products. In September 2009, we launched a new media campaign, titled “Ask Me,” in the U.S. across all of our sales channels. In 2009, we also introduced a product segmentation strategy, which groups our products into collections with multiple models and price points, differentiated by functionality and specifications.

Retail

The Retail channel sells to furniture and bedding retailers, specialty stores and department stores, among others. Our Retail channel represented 84.5% of Net sales in 2009.

Direct

The Direct channel sells directly to consumers through our call center operations and the internet in the U.S. and the United Kingdom. Our direct response program targets customers in these markets through television, radio, magazine and newspaper product offering advertisements. Our Direct channel represented 6.0% of Net sales in 2009.

Healthcare

The Healthcare channel sells to hospitals, nursing homes, healthcare professionals and medical retailers that utilize our products to treat patients, or may recommend or sell them to their clients. In addition, in the U.S. we are partnering with healthcare vendors in a sales method whereby the vendors integrate our TEMPUR® material into their products to improve patient comfort and wellness. These healthcare partners market our joint product offerings through established distribution channels. This channel represented 4.3% of Net sales in 2009.

Third party

Third party sales represented 5.2% of Net sales in 2009. We utilize third party distributors to serve markets that are currently outside the range of our wholly-owned subsidiaries. Our approach to these developing markets has allowed us to build sales, marketing and brand awareness with minimal capital risk. We have entered into arrangements with third party distributors located in approximately 60 countries.

Seasonality

A significant portion of our Net sales is attributable to sales in our Domestic Retail channel, particularly sales to furniture and bedding stores. We believe that our sales of mattresses and pillows to furniture and bedding stores are typically subject to modest seasonality inherent in the bedding industry with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters. Internationally, specifically in Europe, we are subject to seasonality with Net sales lower in the third quarter as compared to the other quarters during the year.

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

Research and Development

Our research and development center located in Duffield, Virginia is designed to facilitate detailed product testing and analysis utilizing state-of-the-art technology. In addition to our research and development efforts, we also devote significant efforts to product development as part of our sales and marketing operations. Research and development expenses, excluding certain new product development, were $6.5 million, $6.0 million and $5.9 million in 2009, 2008 and 2007, respectively.

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

The standard mattress market in the U.S. is dominated by three large manufacturers of innerspring mattresses with nationally recognized brand names: Sealy, Serta and Simmons. These three competitors also offer premium innerspring mattresses and collectively have a significant share of the premium mattress market in the U.S. The balance of the mattress market in the U.S. is served by a large number of other manufacturers, primarily operating on a regional basis. Many of these competitors and, in particular, the three largest manufacturers of innerspring mattresses named above, have significant financial, marketing and manufacturing resources, strong brand name recognition and sell their products through broader and more established distribution channels. During the past several years, a number of our competitors, including Sealy, Serta and Simmons, have offered viscoelastic mattress and pillow products.

The international market for mattresses and pillows is generally served by a large number of manufacturers, primarily operating on a regional basis. Some of these manufacturers also offer viscoelastic mattress and pillow products.

Intellectual Property

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of many of our mattress and pillow products. As of December 31, 2009, we held 22 U.S. patents, expiring at various points between 2013 and 2034, and had 16 U.S. patent applications pending. We also held 76 foreign patents and had 61 foreign patent applications pending.

As of December 31, 2009, we held 584 trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. TEMPUR® and Tempur-Pedic® are trademarks registered with the United States Patent and Trademark Office. In addition, we have U.S. applications pending for additional marks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the mark remains in use.

Governmental Regulation

Our operations are subject to state, local and foreign consumer protection and other regulations relating to the mattress and pillow industry. These regulations vary among the states and countries in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. The U.S. Consumer Product Safety Commission has adopted rules relating to fire retardancy standards for the mattress and pillow industry. Many foreign jurisdictions also regulate fire retardancy standards. Future changes to these standards may require modifications to our products to comply with these additional standards. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products. We have made and will continue to make capital and other expenditures necessary to comply with all these requirements and currently these expenditures are immaterial to our financial results. We believe that we are in material compliance with the applicable federal, state, local and foreign rules and regulations governing our business.

Employees

As of December 31, 2009, we had approximately 1,150 employees, with approximately 550 in the U.S., 250 in Denmark and 350 in the rest of the world. Certain of our employees in Denmark are covered by a government labor union contract as required by Danish law. None of our U.S. employees are covered by a collective bargaining agreement. We believe our relations with our employees are generally good.

Executive Officers of the Registrant

Certain information concerning our executive officers as of the date of this report are set forth below. There are no family relationships between any of the persons listed below, or between any of such persons and any of our directors or any persons nominated or chosen by us to become a director or executive officer.

Name	Age	Position
Mark Sarvary	50	President and Chief Executive Officer

Dale E. Williams	47	Executive Vice President, Chief Financial Officer and Secretary

Richard W. Anderson	49	Executive Vice President and President, North America

Matthew D. Clift	50	Executive Vice President of Global Operations

Lou H. Jones	59	Executive Vice President and General Counsel

David Montgomery	49	Executive Vice President and President of International Operations

Bhaskar Rao	44	Chief Accounting Officer and Vice President of Strategic Planning

Mark Sarvary joined Tempur-Pedic International in June 2008 and serves as President and Chief Executive Officer of Tempur-Pedic International Inc. Prior to joining Tempur-Pedic, from January 2008, Mr. Sarvary served as an Industrial Partner with CVC Capital Partners, a global private equity firm. Prior to CVC, from 2004 to 2007, Mr. Sarvary was the President of Campbell Soup Company’s North America division, including Campbell Soup, Pepperidge Farm, Pace, Prego and V8 as well as Godiva’s global business. From 2002 until 2004, Mr. Sarvary was the President of Campbell’s Pepperidge Farm division. Prior to joining Campbell’s, from 1999 to 2002, Mr. Sarvary was the CEO of J. Crew Group, Inc., and from 1993 to 1999 he worked for Nestle, most recently as the President of the Stouffer’s Frozen Food division. Earlier in his career, Mr. Sarvary worked as a strategy consultant with Bain & Company and in sales and marketing roles with IBM in Europe. Mr. Sarvary received his BSc in Physics from Kent University in the United Kingdom and an MBA from INSEAD Business School in France.

 Dale E. Williams joined Tempur-Pedic International in 2003 and serves as Executive Vice President, Chief Financial Officer and Secretary. From 2001 through September 2002, Mr. Williams served as Vice President and Chief Financial Officer of Honeywell Control Products, a division of Honeywell International, Inc. From 2000 to 2001, Mr. Williams served as Vice President and Chief Financial Officer of Saga Systems, Inc./Software AG, Inc. Prior to that, Mr. Williams spent 15 years in various management positions at General Electric Company, most recently as Vice President and Chief Financial Officer of GE Information Services, Inc. Mr. Williams received his B.A. degree in finance from Indiana University.

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

Lou H. Jones joined Tempur-Pedic International in June 2009 and serves as Executive Vice President and General Counsel. From July 2007 to January 2009, Ms. Jones was employed by Papa John’s International, where she served as General Counsel. From March 1998 to July 2007, Ms. Jones was employed by Blockbuster Inc., serving as Senior Vice President, Corporate and International Law.  From May 1984 to March 1998, Ms. Jones was a partner and shareholder at the law firm of Thompson & Knight. Ms. Jones earned a B.A. degree from the University of Texas, a B.G.S. degree from the University of Nebraska and a J.D. degree from Southern Methodist University.

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

Bhaskar Rao joined Tempur-Pedic International in January 2004 as Director of Financial Planning and Analysis. In October 2005, Mr. Rao was promoted to Vice President of Strategic Planning. In May 2006, Mr. Rao was promoted to the position of Chief Accounting Officer and continues to serve as Vice President of Strategic Planning. From 2002 until December 2003, Mr. Rao was employed by Ernst & Young as a Senior Manager in the assurance and business advisory group.  Mr. Rao was employed by Arthur Andersen from 1994 until 2002.  Mr. Rao graduated from Bellarmine University with B.A. degrees in Accounting and Economics. Mr. Rao is also a Certified Public Accountant.

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this report should be carefully considered. Please also see “Special Note Regarding Forward-Looking Statements” on page i.

Unfavorable economic and market conditions could reduce our sales and profitability and as a result, our operating results may be adversely affected.

    Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The U.S. macroeconomic environment remains challenging and was the primary factor in a slowdown in the mattress industry. In addition, our International segment has experienced weakening as a result of general business and economic conditions in several European and Asian markets. We expect the economic environment in the U.S., Europe and Asia to continue to be challenging as continued economic uncertainty has generally given households less confidence to make discretionary purchases.

    In particular, the recent financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and volatility in credit, equity and fixed income markets. There could be a number of other effects from these economic developments on our business, including reduced consumer demand for products; insolvency of our customers, resulting in increased provisions for credit losses; insolvency of our key suppliers resulting in product delays; inability of retailers and consumers to obtain credit to finance purchases of our products; decreased consumer confidence; decreased retail demand, including order delays or cancellations; and counterparty failures negatively impacting our treasury operations.

    In addition, the negative worldwide economic conditions and market instability makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that can increase our inventory carrying costs. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a loss of market share.

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

Our ability to service our indebtedness depends on our ability to maintain our profitability. We may not be able to maintain our profitability on a quarterly or annual basis in future periods. Further, our profitability will depend upon a number of factors, including without limitation:

•	general economic conditions in the markets in which we sell our products and the impact on consumers and retailers;

•	the level of competition in the mattress and pillow industry;

•	our ability to align our cost structure with sales in the current economic environment;

•	our ability to effectively sell our products through our distribution channels in volumes sufficient to drive growth and leverage our cost structure and advertising spending;

•	our ability to reduce costs;

•	our ability to maintain efficient, timely and cost-effective production and utilization of our manufacturing capacity;

•	our ability to successfully identify and respond to emerging trends in the mattress and pillow industry; and

•
our ability to maintain public association of our brand with premium products, including overcoming any impact on our brand caused by some of our customers seeking to sell our products at a discount to our recommended price.

Our sales growth is dependent upon our ability to implement strategic initiatives and actions taken to increase sales growth may not be effective.

Our ability to generate sales growth is dependent upon a number of factors, including the following:

•	our ability to continuously improve our products to offer new and enhanced consumer benefits and better quality;

•	the efficiency and effectiveness of our advertising campaigns and other marketing programs in building product and brand awareness, driving traffic to our distribution channels and increasing sales;

•	our ability to continue to successfully execute our strategic initiatives; and

•	the level of consumer acceptance of our products.

    Over the last few years, we have had to manage our business both through periods of rapid growth and the current challenging economic environment. A source of our growth within this time frame has been through expanding distribution of our products into new stores, principally furniture and bedding retail stores in the U.S. Our products are currently sold in approximately 6,400 furniture and bedding retail stores in the U.S., and our plan is to increase our total penetration to a total of 7,000 to 8,000 over the long term. Our products are sold in approximately 4,900 retail stores internationally, out of a total of 7,000 that have been targeted as appropriate targets. Some of these retail stores may undergo restructurings, experience financial difficulty or realign their affiliations, which could decrease the number of stores that carry our products. Our sales growth will increasingly depend on our ability to generate additional sales in our existing accounts in the Retail channel. If we are unable to increase product sales in our existing retail accounts at a sufficient rate overall, our Net sales growth could slow, which could adversely affect the price of our common stock.

    In addition, we may seek to acquire an additional business or businesses in order to increase sales growth, and any acquisition could be disruptive to our ongoing business, create integration issues, require additional borrowings or share issuances, or create other risks for our business.

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

In addition to seasonal fluctuations, the demand for our premium products can fluctuate significantly based on a number of other factors, including general economic conditions, consumer confidence and the timing of price increases announced by us or our competitors. As our consumer base continues to expand across a wider demographic, our consumer base may be comprised of a greater percentage of middle income consumers.  As a result, our consumer base may be more susceptible to general economic factors impacted by decreased disposable income, consumer confidence or availability of consumer financing.

We are subject to fluctuations in the cost of raw materials, and increases in these costs would reduce our liquidity and profitability.

    The major raw materials that we purchase for production are chemicals and proprietary additives. The price and availability of these raw materials are subject to market conditions affecting supply and demand and prices have risen substantially on certain materials since August 2005. We experienced decreases in the price of certain raw materials toward the end of 2008 and beginning of 2009, however, we began experiencing modest price increases throughout the second half of 2009. Our financial condition and results of operations may be materially and adversely affected by increases in raw material costs to the extent we are unable to absorb those increases and/or pass those higher costs to our customers.

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

Approximately 36.8% of our Net sales were generated by non-U.S. operations for the year ended December 31, 2009. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates.  We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic International subsidiaries and their customers and suppliers, as well as among certain Tempur-Pedic International subsidiaries from time to time.  The hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” in Part II of this report.

Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies.  We do not enter into hedging transactions to hedge this risk.  Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Our outlook for 2010 assumes no significant variance from the 2009 currency exchange rates over the course of the fourth quarter. Should currency rates change sharply, our results could be negatively impacted.   See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” in Part II of this report.

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

We currently conduct international operations in approximately 80 countries, and we continue to pursue additional international opportunities. We generated approximately 36.8% of our Net sales from non-U.S. operations during the year ended December 31, 2009. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariffs and other tax increases, fluctuations in exchange rates, inflation and unstable political situations, and labor issues.

We are subject to a pending tax proceeding in Denmark, and an adverse decision would reduce our liquidity and profitability.

On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and penalties.  On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 we filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and expects to finalize its position by the second quarter of 2010. Although we believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary, an adverse decision could reduce or impair our liquidity and profitability.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks, and this loss of a competitive advantage could decrease our profitability and liquidity.

    We rely on trade secrets to protect the design, technology and function of our TEMPUR® material and our products. To date, we have not sought U.S. or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing viscoelastic material and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on aspects of our products and manufacturing processes. However, the principal product formula and manufacturing processes for our TEMPUR® material and our products are not patented and we must maintain these as trade secrets in order to protect this intellectual property. We hold 22 U.S. patents, and we have 16 U.S. patent applications pending. Further, we hold 76 foreign patents, and we have 61 foreign patent applications pending. In addition, we hold 584 trademark registrations worldwide. We own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

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

Challenges to our pricing policies could adversely affect our operations.

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

            We manufacture our products at our three facilities: in Aarup, Denmark, in Duffield, Virginia and in Albuquerque, New Mexico. An interruption in production capabilities at these plants as a result of equipment failure could result in our inability to produce our products, which would reduce our sales and earnings for the affected period. For example, we produce pillows for our Domestic segment only at our Duffield, Virginia facility. An interruption in pillow production capabilities at this plant could result in a disruption of pillow distribution to the market.  In addition, we generally deliver our products only after receiving the order from the customer or the retailer and thus do not hold large inventories. In the event of a disruption in production at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. For example, a third party carrier could potentially be unable to deliver our products within acceptable time periods due to a labor strike or other disturbance in its business. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and affect our profitability. We have introduced new distribution programs to increase our ability to deliver products on a timely basis, but if we fail to deliver products on a timely basis, we may lose sales which could decrease our liquidity and profitability. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. We may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss.

Because we depend on our significant customers, a decrease or interruption in their business with us would reduce our sales and profitability.

    Our top five customers, collectively, accounted for 18.9% of our Net sales for the year ended December 31, 2009. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. We expect that some of our retailers may consolidate, undergo restructurings or reorganizations, experience financial difficulty or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell our products to them on favorable terms, if at all. A substantial decrease or interruption in business from our significant customers could result in the loss of future business and could reduce our liquidity and profitability.

Deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

    As of December 31, 2009, we had approximately 1,150 full-time employees, with approximately 550 in the U.S., 250 in Denmark and 350 in the rest of the world. Certain of our employees in Denmark are under a government labor union contract, but those in the U.S. are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our Net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

            As of December 31, 2009, we had $297.5 million in total Long-term debt outstanding. In addition, as of December 31, 2009, our Stockholders’ Equity was $172.3 million. Between October 2005 and November 30, 2007, we repurchased a total of $540.0 million in common stock pursuant to stock repurchase authorizations approved by our Board of Directors. We funded the repurchase in part through borrowings under the credit agreement we entered into in 2005 (2005 Senior Credit Facility), which substantially increased our leverage. On January 13, 2010 the Board of Directors approved a share repurchase program of up to $100.0 million of our common stock which replaced the October 2007 authorization. In the fourth quarter of 2008 our Board of Directors announced the suspension of our dividend in order to redirect funds to reduce our outstanding debt. This dividend had previously been paid in quarterly installments. The decision to pay a dividend is periodically reviewed by the Board of Directors.

Our degree of leverage could have important consequences to our investors, such as:

•	limiting our ability to obtain additional financing we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements; and

•
requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, which would reduce the availability of cash flow to fund working capital, capital expenditures, product development, acquisitions and other corporate requirements.

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

We are subject to interest rate risk in connection with our issuance of variable rate debt under our 2005 Senior Credit Facility. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $1.0 million for each 1.0% increase in interest rates. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part II of this report. Additionally, if we amend our 2005 Senior Credit Facility, it may impact the amount of interest payments we make on our outstanding debt and thus, negatively impact our future earnings and cash flows.

Our stock price is likely to continue to be volatile, your investment could decline in value, and we may incur significant costs from class action litigation.

The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations. The trading price of our common stock may fluctuate significantly in response to various factors, including:

•	actual or anticipated variations in our quarterly operating results, including those resulting from seasonal variations in our business;

•	general economic conditions, such as unemployment, changes in short-term and long-term interest rates and fluctuations in both debt and equity capital markets;

•	introductions or announcements of technological innovations or new products by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to patent our products and technologies;

•	changes in estimates by securities analysts of our financial performance;

•	the suspension of our declaration of a cash dividend;

•	stock repurchase programs;

•	bankruptcies of any of our major customers;

•	conditions or trends in the specialty bedding industry, or the mattress industry generally;

•	additions or departures of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by our competitors of their quarterly operating results or announcements by our competitors of their views on trends in the bedding industry;

•	regulatory developments in the U.S. and abroad;

•	economic and political factors; and

•	public announcements or filings with the SEC indicating that significant stockholders, directors or officers are selling shares of our common stock.

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

            Part of our Domestic marketing and advertising strategy in certain Domestic channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the year ended December 31, 2009, we had approximately $31.8 million in returns for a return rate of approximately 6.1% of our Net sales in the U.S. As we expand our sales, our return rates may not remain within our historical levels. The downturn in general economic conditions may also increase our product return rates. An increase in return rates could significantly impair our liquidity and profitability. We also currently provide our customers with a limited, pro-rata 20-year warranty on mattresses sold in the U.S. and a limited 15-year warranty on mattresses sold outside of the U.S. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows.

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

We may be exposed to certain regulatory and financial risks related to climate change.

    Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.

    There are a number of pending legislative and regulatory proposals to address greenhouse gas emissions. For example, in June 2009 the U.S. House of Representatives passed the American Clean Energy and Security Act that would phase-in significant reductions in greenhouse gas emissions if enacted into law. The U.S. Senate is considering a different bill, and it is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain countries including Denmark, where our only plant outside the United States is located, have adopted the Kyoto Protocol, and this and other international initiatives under consideration could affect our international operations. These actions could increase costs associated with our operations, including costs for raw materials and transportation.

    Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations or cash flows.

Future sales of our common stock may depress our stock price.

    The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of February 5, 2010, there were 73.7 million shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock which were purchased by our executive officers, directors, principal stockholders and some related parties.

    In addition, up to 18,483,532 shares of our common stock are reserved for issuance upon the exercise of options granted or reserved for grant under our 2002 Stock Option Plan, our Amended and Restated 2003 Equity Incentive Plan, as amended and our 2003 Employee Stock Purchase Plan. The Company has filed registration statements with the SEC with respect to these shares and stockholders can sell these shares in the public market upon issuance, subject to restrictions under the securities laws and any applicable lock-up agreements.

    We have several unaffiliated stockholders who presently beneficially each own more than 5% of our outstanding capital stock, including one stockholder affiliated with one of our directors. Sales or other dispositions of our shares by these major stockholders may depress our stock price.

Our current directors, officers and their affiliates and certain unaffiliated stockholders own a large percentage of our common stock and could limit you from influencing corporate decisions.

    As of February 5, 2010, our executive officers, directors, and their respective affiliates, including one of our larger stockholders, own, in the aggregate, approximately 12% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options.  These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.  In addition, we have several unaffiliated stockholders who each own more than 5% of our outstanding common stock, and as a result, may be able to influence all matters requiring the approval of stockholders and the approval of other significant corporate transactions.

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

These provisions include:

•	our ability to issue preferred stock with rights senior to those of the common stock without any further vote or action by the holders of our common stock;

•	the requirements that our stockholders provide advance notice when nominating our directors; and

•	the inability of our stockholders to convene a stockholders’ meeting without the chairperson of the board, the president or a majority of the board of directors first calling the meeting.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate in approximately 80 countries and have wholly-owned subsidiaries in 19 countries, including our wholly-owned subsidiaries that own our manufacturing facilities in Denmark and the U.S. The following table sets forth certain information regarding our principal facilities at December 31, 2009.

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

 In addition to the properties listed above, we have 19 facilities in 10 countries under leases with one to ten year terms. The manufacturing facility in Albuquerque, New Mexico is leased as part of the related industrial revenue bond financing. We have an option to repurchase the property for one dollar upon termination of the lease.

We believe that our existing properties are suitable for the conduct of our business, are adequate for our present needs and will be adequate to meet our future needs. As described in ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we operate in two business segments, Domestic and International.

ITEM 3. LEGAL PROCEEDINGS

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

New York Attorney General—In December 2008, the Office of the Attorney General of the State of New York, Antitrust Bureau (OAG) requested that the Company consider discontinuing its unilateral retail price policy (UPPL) in the State of New York, and informed us that it may bring an enforcement action against the Company under New York law if we chose not to do so. The OAG has made information and document requests and we are cooperating with these requests. The Company believes that its UPPL complies with state and federal law and, should the OAG challenge the UPPL, intends to vigorously defend it. However, due to the inherent uncertainties of this matter, the Company cannot at this time predict the outcome of any such enforcement action, if brought, and can give no assurance that these claims will not have a material adverse affect on its financial position or results of operation.

We are involved in various other legal proceedings incidental to the operations of our business. We believe that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse effect on our business, financial condition, liquidity or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

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

	Price Range
	High	Low	Cash Dividend Per Common Share
Fiscal 2008
First Quarter	$25.95	$10.50	$0.08
Second Quarter	$12.62	$7.81	$0.08
Third Quarter	$14.04	$7.26	$0.08
Fourth Quarter	$11.37	$5.44	$—

Fiscal 2009
First Quarter	$8.26	$3.93	$—
Second Quarter	$13.74	$8.13	$—
Third Quarter	$19.10	$10.61	$—
Fourth Quarter	$24.28	$18.03	$—

    As of December 31, 2009 we had approximately 173 shareholders of record of our common stock.

Dividends

Our Board of Directors declared dividends in the first three quarters of 2008 of $0.08 per common share. On October 16, 2008, we announced that we would suspend the payment of the quarterly cash dividend. The decision to pay a dividend in future periods will be reviewed by our Board of Directors on a periodic basis.

In the first quarter of 2007, our Board of Directors approved an annual cash dividend of $0.24 per common share annually, to be paid in quarterly installments of $0.06. In the second quarter of 2007, our Board of Directors increased the quarterly dividend to $0.08 per common share. The same dividend was declared in the third and fourth quarters of 2007. Prior to 2007, we had never previously declared a cash dividend for our common stock.

Equity Compensation Plan Information

    The following table sets forth equity compensation plan information as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2002 Stock Option Plan (1)	108,597	$2.55	—
2003 Equity Incentive Plan	6,719,674	$13.63	4,110,909
2003 Employee Stock Purchase Plan (2)	—	—	173,892
Equity compensation plans not approved by security holders	—	—	—
Total	6,828,271	$13.46	4,284,801

(1) In December 2003, our Board of Directors adopted a resolution that prohibited further grants under the 2002 Stock Option Plan.

(2) Shares under the 2003 Employee Stock Purchase Plan allows eligibile employees to purchase our common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the price per share of our common stock. This plan is an open market purchase plan and does not have a dilutive effect.

See Note 9 to the Consolidated Financial Statements for information regarding the material features of each of the above plans.

Issuer Purchases of Equity Securities

During the twelve month periods ending December 31, 2009 and 2008, respectively, we did not repurchase any of our own common stock.

On January 25, 2007, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. We repurchased 3.8 million shares of our common stock for a total of $100.0 million from the January 2007 authorization, and completed purchases from this authorization in June 2007. On July 19, 2007, our Board of Directors authorized an additional share repurchase authorization to repurchase up to $200.0 million of our common stock. We repurchased 6.6 million shares of our common stock for a total of $200.0 million from the July 2007 authorization and completed purchases from this authorization in September 2007. On October 16, 2007, our Board of Directors authorized an additional share repurchase authorization of up to $300.0 million of our common stock. We repurchased 0.7 million shares for a total of $19.9 million under the October 2007 authorization. The share repurchases were funded from borrowings under the 2005 Senior Credit Facility and funds from operations. On January 13, 2010 our Board of Directors authorized the repurchase of up to $100.0 million of our common stock, which replaces the October 2007 authorization. Share repurchases under these authorizations may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we, and a committee of the Board, deem appropriate. This share repurchase program may be suspended, limited or terminated at any time without notice.

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

The following table compares cumulative shareholder returns for the Company over the last five years to the Standard & Poor’s (S&P) 500 Stock Composite Index and a peer group. The S&P 500 Composite Index is a capitalization weighted index of 500 stocks intended to be a representative sample of leading companies in leading industries within the U.S. economy, and are chosen for market size, liquidity and industry group representation. We believe this peer group closely reflects our business and, as a result, provides meaningful comparison of stock performance.

The peer issuers included in this graph are set forth below:

Callaway Golf Company	Herman Miller Inc	Steelcase Inc
Coach Inc	Krispy Kreme Doughnuts Inc	Tempur-Pedic International Inc.
Columbia Sportswear Company	Nautilus Inc	Tiffany & Co
Ethan Allen Interiors Corp	Polo Ralph Lauren Corp	Timberland Company
Fossil Inc	Quiksilver Inc	Tupperware Brands Corp
Harman International Industries Inc	Select Comfort Corp

    The comparison for each of the periods assumes that $100 was invested on December 31, 2004 in our common stock, the stocks included in the S&P 500 Composite Index and the stocks included in each peer group index and that all dividends were reinvested. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/2004	12/2005	12/2006	12/2007	12/2008	12/2009

Tempur-Pedic International Inc.	$100.00	$54.25	$96.51	$123.87	$34.50	$114.98
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	100.08	117.73	100.84	53.77	94.93

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. We have derived our statements of income and balance sheet data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 from our audited financial statements. Our financial statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 are included in ITEM 15, “Exhibits and Financial Statement Schedules” in Part IV of this report.

(In thousands, except per share amounts)
Statement of Income Data:	2009	2008	2007	2006	2005
Net sales	$831,156	$927,818	$1,106,722	$945,045	$836,732
Cost of sales	437,414	526,861	571,896	484,507	412,790
Gross profit	393,742	400,957	534,826	460,538	423,942
Operating expenses(1)	248,797	267,093	290,712	251,233	233,327
Operating income	144,945	133,864	244,114	209,305	190,615
Interest expense, net	(17,349)	(25,123)	(30,484)	(23,920)	(20,264)
Other income (expense), net(2)	441	(1,319)	(756)	(10,620)	(3,879)
Income before income taxes	128,037	107,422	212,874	174,765	166,472
Income tax provision	43,044	48,554	71,415	62,443	67,143
Net income	$84,993	$58,868	$141,459	$112,322	$99,329

Balance Sheet Data (at end of period):
Cash and cash equivalents	$14,042	$15,385	$33,315	$15,788	$17,855
Total assets	643,379	646,531	806,432	725,666	702,311
Total debt	297,470	419,341	602,044	361,132	344,481
Total Stockholders’ Equity	172,293	72,443	48,138	213,348	226,329

Other Financial and Operating Data:
Dividends per common share	$—	$0.24	$0.30	$—	$—
Depreciation and amortization(3)	40,213	40,797	40,142	28,676	27,882
Net cash provided by operating activities	134,986	198,394	126,361	165,815	102,249
Net cash used by investing activities	(14,303)	(5,368)	(22,871)	(37,861)	(86,584)
Net cash used by financing activities	(118,721)	(200,150)	(87,642)	(132,476)	(19,955)
Basic earnings per common share	1.13	0.79	1.77	1.32	1.01
Diluted earnings per common share	1.12	0.79	1.74	1.28	0.97
Capital expenditures	14,303	10,494	16,149	37,211	84,881

(1)
Includes $11.2 million, $10.4 million, $10.7 million, $7.9 million, and $6.9 million in non-cash charges for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively. These amounts are comprised of $2.4 million, $2.4 million, $3.9 million, $4.1 million and $4.0 million in amortization of definite-lived intangible assets in 2009, 2008, 2007, 2006 and 2005, respectively; and $8.8 million, $8.0 million, $6.7 million, $3.8 million, and $2.9 million in stock-based compensation expense in 2009, 2008, 2007, 2006 and 2005, respectively.

(2)
Includes $10.7 million in debt extinguishment charges for the redemption premium and write-off of deferred financing fees related to the redemption of $97.5 million of senior subordinated notes for the year ended December 31, 2006; and $4.2 million in debt extinguishment charges relating to the write-off of deferred financing fees in connection with the Senior Credit Facility refinancing for the year ended December 31, 2005.

(3)
Includes $8.8 million, $8.0 million, $6.7 million, $3.8 million and $2.9 million in non-cash stock-based compensation expense related to restricted stock units, stock option grants, and acceleration (2005 only) in 2009, 2008, 2007, 2006 and 2005, respectively.

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

In this discussion and analysis, we discuss and explain the financial condition and results of operations for the years ended December 31, 2009, 2008 and 2007 that includes the following points:

•	An overview of our business and strategy;
•	Our Net sales and costs in the periods presented as well as changes between periods;
•	Discussion of new initiatives that may affect our future results of operations and financial condition;
•	Expected future expenditures for capital projects and sources of liquidity for future operations; and
•	The effects of the foregoing on our overall financial performance and condition, as well as certain other factors that could affect our future performance.

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

We sell our premium mattresses and pillows through four distribution channels in each operating business segment: Retail (furniture and bedding, specialty and department stores); Direct (direct response and internet); Healthcare (chiropractors, medical retailers, hospitals and other healthcare markets); and Third party distributors in countries where we do not sell directly through our own subsidiaries.

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

Results of Operations

Key financial highlights for the year ended December 31, 2009 include:

•
Earnings per share (EPS) were $1.12 per diluted share compared to $0.79 for the full year 2008. Adjusted EPS was $0.94 per diluted share for the full year 2008 and excludes the $11.6 million tax provision related to the repatriation of foreign earnings. For additional information about adjusted EPS (which is a non-GAAP measure) please refer to the reconciliation and other information included under the heading, “Income tax provision.”

•	Our Gross Profit margin was 47.4% compared to 43.2% for the year ended December 31, 2008.

•	Our Operating income margin was 17.4% compared to 14.4% for the year ended December 31, 2008.

•	We reduced Total debt by $121.9 million to $297.5 million as of December 31, 2009 from $419.3 million at December 31, 2008.

The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of Net sales:

(In thousands, except earnings per share)	Year Ended December 31,
	2009		2008		2007
Net sales	$831,156	100.0%	$927,818	100.0%	$1,106,722	100.0%
Cost of sales	437,414	52.6	526,861	56.8	571,896	51.7
Gross Profit	393,742	47.4	400,957	43.2	534,826	48.3
Selling and marketing expenses	153,440	18.5	172,350	18.6	193,574	17.5
General, administrative and other	95,357	11.5	94,743	10.2	97,138	8.7
Operating income	144,945	17.4	133,864	14.4	244,114	22.1
Interest expense, net	(17,349)	(2.1)	(25,123)	(2.7)	(30,484)	(2.8)
Other income (expense), net	441	0.1	(1,319)	(0.1)	(756)	—
Income before income taxes	128,037	15.4	107,422	11.6	212,874	19.3
Income tax provision	43,044	5.2	48,554	5.2	71,415	6.5
Net income	$84,993	10.2%	$58,868	6.4%	$141,459	12.8%
Earnings per common share:
Diluted	$1.12		$0.79		$1.74
Weighted average common shares outstanding:
Diluted	76,048		74,909		81,256

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

A summary of Net sales by channel is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in thousands)	2009	2008	2009	2008	2009	2008
Retail	$702,293	$781,105	$459,678	$500,513	$242,615	$280,592
Direct	49,478	47,597	43,283	39,666	6,195	7,931
Healthcare	36,152	47,087	11,024	15,276	25,128	31,811
Third party	43,233	52,029	11,339	15,249	31,894	36,780
	$831,156	$927,818	$525,324	$570,704	$305,832	$357,114

A summary of Net sales by product is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in thousands)	2009	2008	2009	2008	2009	2008
Mattresses	$549,947	$631,308	$366,925	$412,295	$183,022	$219,013
Pillows	107,532	117,900	48,814	50,772	58,718	67,128
Other	173,677	178,610	109,585	107,637	64,092	70,973
	$831,156	$927,818	$525,324	$570,704	$305,832	$357,114

Net sales—Net sales for the year ended December 31, 2009 decreased to $831.2 million from $927.8 million, a decrease of $96.7 million, or 10.4%, primarily a result of our industry continuing to be affected by the macroeconomic environment, resulting in lower consumer traffic and decreased consumer demand. Our industry has been adversely impacted by a depressed housing market, low consumer confidence and rising unemployment trends. Consolidated Mattress sales decreased $81.4 million, or 12.9%, compared to the full year 2008. This decrease in Mattress sales is primarily related to the decrease in our Retail channel, with Net sales decreasing to $702.3 million from $781.1 million in the same period in 2008, a decrease of $78.8 million, or 10.1%. Consolidated Pillow sales decreased approximately $10.4 million, or 8.8% compared to the twelve months ended December 31, 2008. Many of our pillow products are sold with mattress purchases. Therefore, when mattress sales decline, pillow sales are also impacted. We believe we are facing a challenging economic environment, and are not assuming the economic climate will recover in the short term as visibility remains limited. The factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

Domestic—Domestic Net sales for the year ended December 31, 2009 decreased to $525.3 million from $570.7 million for the same period in 2008, a decrease of $45.4 million, or 8.0%. Our Domestic Retail channel contributed $459.7 million in Net sales for the twelve months ended December 31, 2009. We believe that the macroeconomic environment adversely impacted our Domestic Retail channel. In the third quarter of 2009, we introduced our new product, the TEMPUR-CloudTM Supreme, which has been well received by retailers and consumers. We believe this product appeals to a new consumer segment and will continue to be successful in 2010. Additionally, in 2009, we offered promotions to drive traffic to the Retail channel. Net sales in the Direct channel increased by $3.6 million, or 9.1%, which we believe is a result of our focus on generating internet leads and investing in internet advertising. The Domestic Healthcare and Third party channel Net sales both experienced declines, with a decrease of $4.3 million, or 27.8%, to $11.0 million in the Healthcare channel and a decrease of $3.9 million, or 25.6%, to $11.3 million in the Third party channel. The Healthcare channel Net sales decrease is primarily related to the decreased availability of discretionary spending in the healthcare industry. The Third party channel Net Sales decrease is attributable to macroeconomic conditions in our Third party regions.

As a result of the macroeconomic environment, mattress sales decreased to $366.9 million for the twelve months ended December 31, 2009, a decrease of $45.4 million, or 11.0%, over the same period in 2008. The decline in mattress sales is largely related to the deteriorating macroeconomic environment and its effects on our Retail channel. Pillow sales were relatively flat in 2009, decreasing to $48.8 million, a decline of $2.0 million or 3.9%. In the fourth quarter of 2009, we offered promotions of our pillow products, which we believe were successful during the holiday season. Other sales, which include adjustable bedbases, foundations, other related products and a variety of comfort items, increased by $1.9 million, or 1.8%. This increase is primarily driven by emphasizing sales of adjustable bedbases alongside mattress offerings. In the third quarter of 2009, we introduced a new domestic advertising campaign, “Ask Me” which focuses on increasing awareness of our products and the benefits they offer through word-of-mouth and social networking outlets, which we believe will increase our brand awareness.

International—International Net sales for the year ended December 31, 2009 decreased to $305.8 million from $357.1 million for the same period in 2008, a decrease of $51.3 million, or 14.4%. On a constant currency basis, our International sales declined approximately 10.7%. Our International segment was primarily impacted by the global economic slowdown early in 2009, but experienced improvements at the end of the year. The International Retail channel decreased $38.0 million, or 13.5%, for the twelve months ended December 31, 2009, which we believe is attributable to declines in consumer traffic and decreased demand. International mattress sales in 2009 decreased $36.0 million, or 16.4%, compared to 2008. Pillow sales in 2009 decreased $8.4 million, or 12.5%, as compared to 2008. Pillow sales in the International segment also correlate with mattress sales; often pillow sales accompany mattress product sales. Earlier in 2009, we introduced the Sensation mattress line in our International segment, which we believe is a unique and differentiated product and will appeal to a new group of consumers around the world.

Gross profit—Gross profit for the year ended December 31, 2009 decreased slightly to $393.7 million from $401.0 million for the same period in 2008, a decrease of $7.2 million, or 1.8%. Gross profit margin for the year ended December 31, 2009 was 47.4%, as compared to 43.2% in the same period of 2008. Several factors that impacted our Gross profit margin during 2009 are identified and discussed below in the respective segment discussions.

Domestic—Domestic Gross profit for the year ended December 31, 2009 increased to $222.6 million, an improvement of $14.9 million, or 7.2%. The Gross profit margin in our Domestic segment was 42.4% and 36.4% for the year ended 2009 and 2008, respectively. For the year ended December 31, 2009, the Gross profit margin in this segment increased due to a combination of improved efficiencies in manufacturing, lower commodity costs and improved product pricing, the effects of which were partially offset by fixed cost de-leverage related to lower production volumes in our manufacturing facilities. Our Domestic Cost of sales decreased to $302.8 million for the year ended December 31, 2009 as compared to $363.0 million for the year ended December 31, 2008, a decrease of $60.3 million, or 16.6%.

International—International Gross profit for the year ended December 31, 2009 decreased to $171.2 million from $193.3 million, a decrease of $22.1 million, or 11.4%. The Gross profit margin in our International segment was 56.0% and 54.1% for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, the Gross profit margin in the International segment increased due to a combination of improved efficiencies in manufacturing, lower commodity costs and improved product pricing, the effects of which were partially offset by fixed cost de-leverage related to lower production volumes in our manufacturing facility. Our International Cost of sales decreased to $134.7 million for the year ended December 31, 2009, as compared to $163.8 million for the year ended December 31, 2008, a decrease of $29.2 million, or 17.8%.

Selling and marketing expenses—Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials and sales force compensation. We also include in Selling and marketing expenses certain new product development costs, including market research and testing for new products. Selling and marketing expenses decreased to $153.4 million for the year ended December 31, 2009 as compared to $172.4 million for the year ended December 31, 2008, a decrease of $18.9 million, or 11.0%. Selling and marketing expenses as a percentage of Net sales were essentially flat at 18.5% compared to 18.6% for 2008. Our objective is to align advertising costs to reflect our sales expectations. During the last three quarters of 2008 and the first half of 2009, we took actions to better align our advertising spend with our sales expectations and implemented initiatives to reduce costs in other selling activities. In the third and fourth quarters of 2009, we made investments in advertising to support future growth. Our new marketing and advertising campaign “Ask Me,” which was introduced in the third quarter of 2009, focuses on increasing awareness of our products and the benefits they offer through word-of-mouth and social networking outlets.

General, administrative and other expenses—General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses increased as a percentage of Net sales to 11.5% for the year ended December 31, 2009 as compared to 10.2% for the same period in 2008. The increase in General, administrative and other expenses as a percentage of Net sales is primarily attributable to increasing the bonus pool related to our results through the end of 2009. Additionally, we incurred incremental legal expenses in 2009 as well as experiencing fixed cost de-leverage as a result in our decreased sales volume. The aforementioned factors were offset by a reduced level of bad debt expense in 2009 compared to 2008. Our level of bad debt expense in 2008 was primarily attributable to the onset of changes in the macroeconomic environment. Research and development expenses, excluding certain new product development, were $6.5 million and $6.0 million for 2009 and 2008, respectively. We have plans to continue investing in research and development in order to improve our existing product lines and regularly introduce new products.

Interest expense, net—Interest expense, net includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $17.3 million for the year ended December 31, 2009 as compared to $25.1 million for the year ended December 31, 2008, a decrease of $7.8 million, or 30.9%. This decrease in interest expense is primarily attributable to a $121.9 million decrease in overall debt as well as a decrease in interest rates. The variable interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, the Company pays at a fixed rate and receives payments at a variable rate. The swap effectively fixes the floating London Inter-bank Offering Rate (LIBOR) based interest rate to 3.755% on $200.0 million of the outstanding balance as of December 31, 2009 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap amortizes as follows: to $300.0 million on November 28, 2008 (through November, 2009); to $200.0 million on November 28, 2009 (through November, 2010) and to $100.0 million on November 28, 2010 (through November 28, 2011).

Income tax provision—Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our domestic and foreign operations. Our effective tax rate was 33.6% and 45.2% for the years ended December 31, 2009 and 2008, respectively. The decrease primarily relates to an expense of $11.6 million incurred in 2008 in connection with the decision to repatriate foreign earnings not previously taxed in the U.S. In the first quarter of 2009, we completed the final phase of a $150.0 million repatriation of foreign earnings and used a portion of the proceeds to reduce our level of outstanding debt.

The following table sets forth the tax effect of the repatriation of foreign earnings on our Net income and Earnings per share, as well as a reconciliation of our reported Net income for the twelve months ended December 31, 2008 to the calculation of Adjusted Net income and Adjusted Earnings per share for the twelve months ended December 31, 2008. The adjustment to Net income reflects the tax provision incurred in 2008 that relates to the repatriation of foreign earnings, discussed above. Adjusted Net income and Adjusted Earnings per share are not recognized terms under US Generally Accepted Accounting Principles (US GAAP) and do not purport to be alternatives to Net income as a measure of operating performance. We believe this presentation provides meaningful information to investors about material items impacting the comparability of financial information.

Twelve Months Ended
December 31, 2008

GAAP Net income	$58,868
Plus:
Tax provision related to repatriation of foreign earnings	11,631
Adjusted Net income	$70,499
GAAP Earnings per share, diluted	$0.79
Tax provision related to repatriation of foreign earnings	0.15
Adjusted Earnings per share, diluted	$0.94

Our effective income tax rate for the year ended December 31, 2009 differed from the federal statutory rate principally due to certain foreign tax rate differentials, state and local income taxes, deemed dividends from foreign operations, the manufacturing activity deduction and adjustments to unrecognized tax benefits. Our effective income tax rate for the year ended December 31, 2008 differed from the federal statutory rate principally because of the charge for the repatriation, an increase to the reserve for uncertain tax benefits, certain foreign tax rate differentials, state and local income taxes, deemed dividends from foreign operations and the manufacturing activity deduction.

On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years. See discussion of this matter under “Year Ended December 31, 2008 Compared with Year Ended December 31, 2007 – Income tax provision.” During 2009, the gross amount of unrecognized tax benefits relating to this matter was increased by $0.6 million for interest on prior unrecognized tax benefits.

    Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

A summary of Net sales by channel is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in thousands)	2008	2007	2008	2007	2008	2007
Retail	$781,105	$919,913	$500,513	$625,904	$280,592	$294,009
Direct	47,597	79,748	39,666	68,865	7,931	10,883
Healthcare	47,087	50,846	15,276	15,725	31,811	35,121
Third party	52,029	56,215	15,249	14,855	36,780	41,360
	$927,818	$1,106,722	$570,704	$725,349	$357,114	$381,373

A summary of Net sales by product is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in thousands)	2008	2007	2008	2007	2008	2007
Mattresses	$631,308	$768,530	$412,295	$535,706	$219,013	$232,824
Pillows	117,900	142,114	50,772	68,342	67,128	73,772
Other	178,610	196,078	107,637	121,301	70,973	74,777
	$927,818	$1,106,722	$570,704	$725,349	$357,114	$381,373

Net sales—Net sales for the year ended December 31, 2008 decreased to $927.8 million from $1,106.7 million, a decrease of $178.9 million, or 16.2%. The primary area of sales weakness was in the U.S., coupled with a slowdown in certain European and Asia-Pacific markets. For the twelve months ended December 31, 2008, our Retail channel Net sales decreased to $781.1 million from $919.9 million in the same period in 2007, a decrease of $138.8 million, or 15.1%. Our Direct channel Net sales decreased to $47.6 million from $79.7 million for the same period in 2007, a decrease of $32.2 million, or 40.3%. Our Healthcare channel Net sales decreased to $47.1 million from $50.8 million for the same period in 2007, a decrease of $3.8 million, or 7.4%. Our Third party Net sales decreased to $52.0 million from $56.2 million for the same period in 2007, a decrease of $4.2 million, or 7.4%. The factors that impacted Net sales for each segment are discussed below, in the respective segment discussion. We believe we experienced decreases in Net sales based primarily on the challenging economic environment.

Domestic—Domestic Net sales for the year ended December 31, 2008 decreased to $570.7 million from $725.3 million for the same period in 2007, a decrease of $154.6 million, or 21.3%. Our Domestic Retail channel contributed $500.5 million in Net sales for the twelve months ended December 31, 2008, a decrease of $125.4 million, or 20.0%, as compared to the same period in 2007. The macroeconomic environment adversely impacted our Domestic Retail channel. Net sales in the Direct channel decreased by $29.2 million, or 42.4%. The macroeconomic environment also negatively impacted Net sales in the Direct channel due to decreased availability of consumer financing and decreased consumer confidence. This channel attracts customers also likely to have been adversely affected by the economic environment. The Domestic Healthcare and Third party channel Net sales remained relatively flat, with a slight decrease of $0.4 million, or 2.9%, to $15.3 million in the Healthcare channel and a slight increase of $0.4 million, or 2.7%, to $15.2 million in the Third party channel. Our relationships with healthcare companies, who market joint product offerings through established distribution channels have grown, offset by the elimination of certain small Healthcare distributors.

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

International—International Net sales for the year ended December 31, 2008 decreased to $357.1 million from $381.4 million for the same period in 2007, a decrease of $24.3 million, or 6.4%. On a constant currency basis, our International sales declined approximately 11.4%. Our International segment was impacted by macroeconomic factors, including decreased availability of consumer financing and decreased consumer confidence, in certain European and Asia-Pacific markets, beginning late in the second quarter and continuing into the remainder of the year. The International Retail channel decreased $13.4 million, or 4.6%, for the twelve months ended December 31, 2008. International mattress sales in 2008 decreased $13.8 million, or 5.9%, compared to 2007. Pillow sales in 2008 decreased $6.6 million, or 9.0%, as compared to 2007.

Gross profit—Gross profit for the year ended December 31, 2008 decreased to $401.0 million from $534.8 million for the same period in 2007, a decrease of $133.9 million, or 25.0%. Gross profit margin for the year ended December 31, 2008 was 43.2%, as compared to 48.3% in the same period of 2007. Several factors that impacted our Gross profit margin during 2008 are identified and discussed below in the respective segment discussion.

Domestic—Domestic Gross profit for the year ended December 31, 2008 decreased to $207.7 million from $316.4 million, a decrease of $108.7 million, or 34.4%. The Gross profit margin in our Domestic segment was 36.4% and 43.6% for the year ended 2008 and 2007, respectively. For the year ended December 31, 2008, the Gross profit margin in the Domestic segment declined resulting from a combination of raw material cost inflation, fixed cost de-leverage as a result of lower production volumes related to the decrease in Net sales and our efforts to reduce inventories and the impact of channel mix as there was a lower level of Direct channel Net sales in 2008, which typically sells at a higher price than our Retail channel Net sales at wholesale price. Toward the end of the fourth quarter of 2008, we experienced a reduction in certain raw material pricing; however, the pricing at the end of 2008 was still substantially higher when compared to same period in 2007. Our Domestic Cost of sales decreased to $363.0 million for the year ended December 31, 2008 as compared to $408.9 million for the year ended December 31, 2007, a decrease of $45.9 million, or 11.2%.

International—International Gross profit for the year ended December 31, 2008 decreased to $193.3 million from $218.4 million, a decrease of $25.1 million, or 11.5%. The Gross profit margin in our International segment was 54.1% and 57.3% for the years ended December 31, 2008 and 2007, respectively. The Gross profit margin for our International segment was impacted by raw material cost inflation and lower production volumes related to the decrease in Net sales and our efforts to reduce inventories. Toward the end of the fourth quarter of 2008, we experienced a reduction in certain raw material pricing; however, the pricing at the end of 2008 was still substantially higher when compared to same period in 2007. Our International Cost of sales increased to $163.8 million for the year ended December 31, 2008, as compared to $163.0 million for the year ended December 31, 2007, an increase of $0.9 million, or 0.5%.

Selling and marketing expenses—Selling and marketing expenses decreased to $172.4 million for the year ended December 31, 2008 as compared to $193.6 million for the year ended December 31, 2007, a decrease of $21.2 million, or 11.0%. Selling and marketing expenses as a percentage of Net sales increased to 18.6% during 2008 from 17.5% for 2007. Our objective is to align advertising costs to reflect our sales expectations. However during the first quarter of 2008, much of our cost structure was in place and we were limited in our ability to take actions to reduce our selling and marketing costs to match our reduced sales levels. During the remainder of the year, we were able to better align Selling and marketing expenses with our revised sales expectations through leveraging advertising and cost control initiatives put in place earlier in the year.

General, administrative and other expenses—General, administrative and other expenses decreased to $94.7 million for the year ended December 31, 2008 as compared to $97.1 million for the year ended December 31, 2007, a decrease of $2.4 million, or 2.5%. General, administrative and other expenses as a percentage of Net sales increased to 10.2% for the year ended December 31, 2008 as compared to 8.7% for the same period in 2007. For the first quarter of 2008, with much of our cost structure in place, we were limited in our ability to take action to reduce our General, administrative and other expenses to match our reduced sales levels. During the remainder of the year, we were able to decrease General, administrative and other expenses through cost control initiatives to better align with our revised sales expectations. The effects of these initiatives were offset by an increase in our bad debt expense and stock-based compensation expense. Research and development expenses, excluding product development, were $6.0 million and $5.9 million for 2008 and 2007, respectively.

Interest expense, net—Interest expense, net, decreased to $25.1 million for the year ended December 31, 2008 as compared to $30.5 million for the year ended December 31, 2007, a decrease of $5.4 million, or 17.6%. This decrease in interest expense is primarily attributable to a $182.7 million decrease in overall debt as well as a decrease in interest rates. The variable interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates.

Income tax provision—Our effective tax rate was 45.2% and 33.6% for the years ended December 31, 2008 and 2007, respectively. The increase primarily relates to an expense of $11.6 million incurred in connection with the repatriation of foreign earnings not previously taxed in the U.S. In the fourth quarter of 2008, we completed the first phase of a $150.0 million repatriation of foreign earnings and used a portion of the proceeds to reduce our level of outstanding debt. We completed this repatriation program in 2009 and paid down additional debt.

Our effective income tax rate for the year ended December 31, 2008 differed from the federal statutory rate principally due to the effect of the charge for the repatriation, adjustments to unrecognized tax benefits, certain foreign tax rate differentials, state and local income taxes, deemed dividends from foreign operations and the manufacturing activity deduction.  Our effective income tax rate for the year ended December 31, 2007 differed from the federal statutory rate principally because of the elimination of certain valuation allowances for net operating loss carry forwards, certain foreign tax rate differentials, state and local income taxes, deemed dividends from foreign operations and the manufacturing activity deduction.

On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is $39.3 million including interest and underpayment penalties. On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral APA between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the IRS and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008, we filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS has communicated to the Company its intent to begin analyzing the Bilateral APA in the first quarter of 2009.  We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary.  During 2008, the gross amount of unrecognized tax benefits relating to this matter was increased by $2.2 million, of which $0.8 million impacted the effective tax rate and $1.6 million was recorded as a component of Goodwill as it related to periods prior to the acquisition of Tempur World, Inc. on November 1, 2002 (Tempur Acquisition).

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations and borrowings made pursuant to our credit facility. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures, payments of dividends and share repurchases made from time to time pursuant to a share repurchase program. At December 31, 2009, we had working capital of $72.5 million, including Cash and cash equivalents of $14.0 million as compared to working capital of $82.4 million including $15.4 million in Cash and cash equivalents as of December 31, 2008. Working capital decreased 12.0% for the year ended December 31, 2009 compared to the same period in 2008, primarily related to the increase in Accounts payable and Accrued expenses and other, the effects of which were partially offset by changes in Deferred income taxes. During 2009, we focused on generating cash flow by monitoring our working capital and utilizing the cash generated to pay down our debt outstanding. During the twelve months ended December 31, 2009 and 2008, there were no repurchases of our common stock. On January 13, 2010, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock, which replaces a previous authorization. Repurchases under this authorization may effect cash flows in future periods.

Our cash flow from operations decreased to $135.0 million for the year ended December 31, 2009 as compared to $198.4 million for the same period in 2008. During 2009, we continued our focus on driving working capital improvements to maximize operating cash flow and increase our financial flexibility. During 2009, we generated a lower level of operating cash flow from working capital, primarily attributable to increased inventory needs in the third and fourth quarters of 2009, compared to the same periods in 2008, as well as accounts receivable remaining relatively flat, despite higher sales.

Net cash used in investing activities increased to $14.3 million for the year ended December 31, 2009 as compared to $5.4 million for the year ended December 31, 2008, an increase of $8.9 million. Investments in capital projects during 2009 were higher than the year ended December 31, 2008, as we were able to make investments in our infrastructure to create operational efficiencies and support growth. Additionally on December 24, 2008, we received cash of $7.1 million from the release of the escrow account related to the acquisition of Tempur World, Inc. in November 2002, reflecting final settlement of all amounts initially paid to escrow. In 2010, we expect to increase our investment in capital projects, to create operational efficiencies and support future growth.

Cash flow used by financing activities was $118.7 million for the year ended December 31, 2009 as compared to $200.2 million for the year ended December 31, 2008, representing a decrease in cash flow used of $81.4 million. In the fourth quarter of 2008, we completed the first phase of a $150.0 million repatriation of foreign earnings and used a portion of the proceeds to reduce our level of outstanding debt. We completed this repatriation program in 2009, also using the proceeds to pay down debt. Additionally, in the fourth quarter of 2008, we suspended our quarterly dividend payment in order to redirect the use of these funds in order to pay down outstanding debt.  During 2009, we did not pay dividends on our common stock outstanding. On January 13, 2010, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock, which replaces a previous authorization. Repurchases under this authorization may affect our financing cash flows in future periods, as we may be required to borrow on our credit facility in order to repurchase shares under this authorization.

Capital Expenditures

Capital expenditures totaled $14.3 million for the year ended December 31, 2009 and $10.5 million for the year ended December 31, 2008. We currently expect our 2010 capital expenditures to range from $20 to $22 million. This expected increase in capital expenditures in 2010 is attributable to projects that we believe will create operational efficiencies and support future growth.

Debt Service

    On October 18, 2005, we entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $640.0 million. As of December 31, 2009, we are in compliance with our debt covenants. The table below sets forth the calculation of our compliance with the Funded debt to Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) covenant. Both Funded debt and EBITDA are terms that are not recognized under US GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt.

Reconciliation of EBITDA to Net income

The following table sets forth the reconciliation of the Company’s reported Net income to the calculation of EBITDA for the twelve months ended December 31, 2009:

Twelve Months Ended
December 31, 2009

GAAP Net income	$84,993
Plus:
Interest expense	17,349
Income taxes	43,044
Depreciation & amortization	40,213
EBITDA	$185,599

Reconciliation of Funded debt to Total debt

The following table sets forth the reconciliation of the Company’s reported Total debt to the calculation of Funded debt and Funded debt to EBITDA ratio as of December 31, 2009:

As of
December 31, 2009

GAAP basis Total debt	$297,470
Plus:
Letters of credit outstanding	14,048
Funded debt	$311,518

EBITDA	$185,599
Funded debt to EBITDA	1.68 times

    The ratio of Funded debt to EBITDA was 1.68 times, within the covenant in the 2005 Senior Credit Facility, which requires this ratio not exceed 3.0 times.

    Our long-term debt decreased to $297.5 million as of December 31, 2009 from $419.3 million as of December 31, 2008. After giving effect to $311.5 million in borrowings under the 2005 Senior Credit Facility and letters of credit outstanding, total availability under the 2005 Senior Credit Facility was $328.5 million as of December 31, 2009. In the fourth quarter of 2008, we completed the first phase of a $150.0 million repatriation of foreign earnings and used a portion of the proceeds to reduce our level of outstanding debt. In connection with this repatriation program, we recognized income tax expense of $11.6 million during the year ended December 31, 2008. Our now completed repatriation program, one of several initiatives to further strengthen our financial flexibility, has enabled us to reduce debt and shift some of our Domestic segment leverage to the International segment, thereby allowing for more rapid overall debt reduction going forward from both Domestic and International segment operating cash flows. On January 13, 2010, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock, which replaces a previous authorization. Repurchases under this authorization may affect our financing cash flows in future periods, as we may be required to borrow on our credit facility in order to repurchase shares under this authorization.

On April 1, 2008, we redeemed all outstanding Series 2005A Taxable Variable Rate Industrial Revenue Bonds (Series A Bonds) in the amount of $57.8 million.  The redemption price plus accrued interest was funded by a $58.0 million borrowing under our domestic revolving credit facility. In connection with the redemption, the letter of credit supporting the Series A Bonds was retired, resulting in no additional indebtedness outstanding under the 2005 Senior Credit Facility.

The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $200.0 million of the outstanding balance as of December 31, 2009 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap amortizes as follows: to $300,000 on November 28, 2008 (through November, 2009); to $200,000 on November 28, 2009 (through November, 2010) and to $100,000 on November 28, 2010 (through November 28, 2011).

Stockholders’ Equity

Share Repurchase Program—On January 25, 2007, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. We repurchased 3.8 million shares of our common stock for a total of $100.0 million from the January 2007 authorization and completed purchases from this authorization in June 2007. On July 19, 2007, our Board of Directors approved an additional share repurchase authorization, to repurchase up to $200.0 million of our common stock. We repurchased 6.6 million shares of our common stock for approximately $200.0 million from the July 2007 authorization and have completed purchases from this authorization. On October 16, 2007, our Board of Directors authorized an additional share repurchase authorization of up to $300.0 million of our common stock. Under this share repurchase authorization, we repurchased 0.7 million shares for a total of $19.9 million. On January 13, 2010 the Board of Directors approved a share repurchase program of up to $100.0 million of common stock which replaces the October 2007 authorization. No shares were repurchased during the years ended December 31, 2009 and 2008. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as we deem appropriate.

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

Future Liquidity Sources

Our primary sources of liquidity are cash flow from operations and borrowings under our Revolvers. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 31, 2009, we had $297.5 million in total Long-term debt outstanding and our Stockholders’ Equity was $172.3 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $11.4 million in 2010. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs.

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

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2009 are summarized below:

	Payment Due By Period
Contractual Obligations ($ in millions)	2010	2011	2012	2013	2014	After 2014	Total Obligations (2)
Long-term debt	$—	$—	$297.5	$—	$—	$—	$297.5
Letters of credit	14.0	—	—	—	—	—	14.0
Interest payments (1)	11.4	7.8	3.6	—	—	—	22.8
Operating leases	5.6	4.6	3.3	2.7	1.5	1.3	19.0
Total	$31.0	$12.4	$304.4	$2.7	$1.5	$1.3	$353.3

(1)
Represents interest payments under our debt agreements outstanding as of December 31, 2009, assuming debt outstanding as of the end of 2009 is not repaid until debt matures in June 2012. Interest payments are calculated based on LIBOR plus applicable margin in effect at December 31, 2009, after giving effect to the interest rate swap agreement that was entered into in May 2008. The interest rate swap converts a declining balance of our outstanding 2005 Senior Credit facility from a variable rate to a fixed rate. The actual interest rates on the variable indebtedness incurred and the amount of our indebtedness could vary from those used to compute the above interest payment.

(2)	Excludes $12.5 million related to accrued unrecognized tax benefits, relating to Tempur-Pedic International Inc.’s uncertain tax positions as the period of payment cannot be reasonably estimated.

Use of Non-GAAP Measures

    We provide information regarding Adjusted Net income, Adjusted Earnings per share, EBITDA and Funded debt which are not recognized terms under US GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. A reconciliation of Adjusted Net income, Adjusted Earnings per share and EBITDA to our Net income and Earnings per share and a reconciliation of Funded debt to Total debt have been provided in this Management’s Discussion and Analysis and we believe the use of these non-GAAP financial measures provide investors with additional useful information with respect to the impact of the repatriation of foreign earnings. We also believe the use of EBITDA and Funded debt provides investors with useful information with respect to the terms of our credit facility.

Factors That May Affect Future Performance

General Business and Economic Conditions—Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The U.S. macroeconomic environment was challenging during 2008 and 2009 and was the primary factor in a slowdown in the mattress industry. Our industry has been adversely impacted by a depressed housing market, low consumer confidence and rising unemployment trends. In addition, our international segment has experienced weakening as a result of general business and economic conditions in several European and Asian markets. We expect the economic environment in the U.S. and Europe to continue to be challenging as continued economic uncertainty has generally given households less confidence to spend on discretionary purchases and credit availability to our retailers and consumers remains limited.

Maintaining financial flexibility is our primary short-term focus. In light of the macroeconomic environment, we took steps to further align our cost structure with our anticipated level of Net sales. During 2009 we have continued to increase our financial flexibility by reducing our inventory, improving collections, lowering expenses and paying down debt. During 2010, we expect to continue to pursue certain key strategies including: maintain focus on premium mattresses and pillows and regularly introduce new products; invest in increasing our global brand awareness; extend our presence and improve our Retail account productivity; invest in our operating infrastructure to meet the requirements of our business; maintain a reasonable cushion for the covenants in our credit facility; improve cost structures and taking actions to further improve our financial flexibility and strengthen our business.

Managing Growth—Over the last few years, we have had to manage our business both through periods of rapid growth and the current challenging economic environment. Our Net sales increased from $221.5 million in 2001 to $1,106.7 million in 2007 and decreased to $927.8 million in 2008 and $831.2 million for December 31, 2009. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these types of challenges, management has continued to enhance operating and financial infrastructure, as appropriate. In addition, since 2007, we have had to manage a decline in sales as a result of the macroeconomic environment. During this period, we had to manage our cost structure to contain costs. Going forward, we expect our expenditures to enhance our operating and financial infrastructure, as well as expenditures for advertising and other marketing-related activities, will continue to be made as the continued growth in the business allows us the ability to invest. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

Gross Margins—Our gross margin is primarily impacted by the cost of raw materials, operational efficiency, product and channel mix and volume incentives offered to certain retail accounts. At the end of 2009, we began to experience increases in our raw material pricing. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. We have made significant investments in our manufacturing infrastructure and have significant available manufacturing capacity. If we increase our Net sales significantly the effect of this operating leverage could have a significant positive impact on our gross margin. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than our pillows and are sold with lower margin products such as foundations and bed frames. We expect our gross margins to continue to expand in 2010 through sales leverage, our productivity programs and selective price increases.

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

Significant Growth Opportunities—We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. However, our business may be affected by general business and economic conditions that could have an impact on demand for our products. Additionally, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line and our new segmentation of products, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level, which should lead to increased sales. We believe this strategy provides for continued growth opportunities and market share gains. However, our business may continue to be affected by general business and economic conditions that could have an impact on demand for our products, which could limit our market share and decrease sales. Our products are currently sold in approximately 6,400 furniture and bedding retail stores in the U.S., out of a total of approximately 10,000 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 7,000 to 8,000 over time. Our products are also sold in approximately 4,900 furniture retail and department stores outside the U.S., out of a total of approximately 7,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

Financial Leverage—As of December 31, 2009, we had $297.5 million of Long-term debt outstanding, and our Stockholders’ Equity was $172.3 million. Financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. Since December 31, 2007 we have reduced our total debt outstanding by $304.6 million. Our recent repatriation of foreign earnings, suspending our quarterly cash dividend and modest debt rebalancing between our domestic and international segments, together with productivity improvements and cost containment initiatives enabled us to decrease our financial leverage and increase our financial flexibility. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available under our 2005 Senior Credit Facility. In May 2008, we entered into an interest rate swap to manage interest costs and the risk associated with changing interest rates. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” under Part II of this report.

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

Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Our 2010 outlook assumes no significant variances in the currency exchange rates experienced during the fourth quarter of 2009. Should currency rates change sharply, our results could be negatively impacted. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part II of this report.

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

The preparation of financial statements in conformity with US GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates.

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

    Long-Lived Assets—The cost of plant and equipment is depreciated principally by the straight-line method over the estimated useful lives of the assets.  Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate.  Such costs are periodically reviewed for recoverability when impairment indicators are present.  Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

    Goodwill and intangible assets with indefinite lives are subject to annual impairment test as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred.  Such tests are completed separately with respect to the goodwill of each of our reporting units.  Because market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the estimated fair values of those units.  Fair value is based on an income approach, with an appropriate risk adjusted discount rate, and a market approach. Significant assumptions inherent in the methodologies are employed and include such estimates as discount rates, growth rates and the selection of peer company multiples. The use of alternative estimates or adjusting the discount rate could affect the estimated fair value of the assets and potentially result in impairment.

The most recent annual impairment tests indicated that the fair values of each of our reporting units and tradename were in excess of their carrying values. Despite that excess, however, impairment charges could still be required if a divestiture decision were made or other significant economic event were made or occurred with respect to one of our reporting units.  Subsequent to our October 1 annual impairment test, no indications of an impairment were identified.

Income Taxes—Accounting for income taxes require recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date.

We recognize deferred tax assets in our Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. A valuation allowance is recorded against these deferred tax assets to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in future periods. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of foreign tax loss carryforwards and the expiration dates of tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances. At December 31, 2009, we have provided valuation allowances for all subsidiaries in a cumulative three year loss position.

Our consolidated effective income tax rate and related tax reserves are subject to uncertainties in the application of complex tax regulations from numerous tax jurisdictions around the world.  We recognize liabilities for anticipated taxes in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, taxes are and could be due. This liability is estimated based on a prescribed recognition threshold and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. The resolution of tax matters for an amount that is different than the amount reserved would be recognized in our effective income tax rate during the period in which such resolution occurs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. Our 2010 budget assumes no significant variances from the foreign currency exchange rates in effect over the course of the fourth quarter of 2009. Should currency rates change sharply, our results could be negatively impacted.

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at December 31, 2009, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.04 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

    We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

We are exposed to changes in interest rates. Our 2005 Senior Credit Facility has a variable rate. In May 2008 we entered into a three year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $200.0 million of the outstanding balance as of December 31, 2009 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap amortizes as follows: to $300.0 million on November 28, 2008 (through November, 2009); to $200.0 million on November 28, 2009 (through November, 2010) and to $100.0 million on November 28, 2010 (through November 28, 2011).

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On December 31, 2009, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $97.5 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $1.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, ITEM 15 of this report and are presented beginning on page 40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
       DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2009 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2009.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company’s internal control over financial reporting as of December 31, 2009. That report appears on page 38 of this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tempur-Pedic International Inc. and Subsidiaries

We have audited Tempur-Pedic International Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tempur-Pedic International Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tempur-Pedic International Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 8, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 8, 2010

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

New York Stock Exchange Certifications

As required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we have filed our 2008 Domestic Company Section 303A Annual CEO Certification with the NYSE and there were no qualifications.  This certifies that our Chief Executive Officer is not aware of any violation by the Company of the NYSE corporate governance listing standards.  We also filed our Sarbanes-Oxley Section 302 Certifications regarding the quality of the Company's public disclosure with this Form 10-K and with our Form 10-K for the period ended December 31, 2008.

Except for the information set forth above, the information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2010 Annual Meeting of Stockholders (the Proxy Statement) under the sections entitled “Proposal One—Election of Directors,” and “Board of Directors’ Meetings, Committees of the Board and Related Matters—Committees of the Board” — “Corporate Governance,” —“Policies Governing Director Nominations,” and “Executive Compensation and Related Information” and — Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Proposal Two— Ratification of Independent Auditors —Fees for Independent Auditors During Fiscal Year Ended December 31, 2009” and “—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements

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

10.11	Tempur-Pedic International Inc. 2002 Stock Option Plan. (1)(28)
10.12	Amended and Restated Tempur-Pedic International Inc. 2003 Equity Incentive Plan. (18)(28)
10.13	Tempur-Pedic International Inc. 2003 Employee Stock Purchase Plan. (2)(28)
10.14	Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery. (3)(28)
10.15	Stock Option Agreement dated as of July 13, 2004 between Tempur-Pedic International Inc. and Sir Paul Judge. (4)(28)
10.16	Stock Option Agreement dated as of March 12, 2004 between Tempur-Pedic International Inc. and Nancy F. Koehn. (5)(28)
10.17	Stock Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and Robert B. Trussell, Jr. (6)(23)
10.18	Stock Option Agreement dated as of July 7, 2003 between Tempur-Pedic International Inc. and Dale E. Williams. (6)(28)
10.19	Employment and Noncompetition Agreement dated as of December 1, 2004, between Tempur-Pedic International Inc. and Matthew D. Clift. (7)(23)
10.20	Option Agreement dated as of December 1, 2004 between Tempur-Pedic International Inc. and Matthew D. Clift. (7)(28)
10.21	Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Matthew D. Clift. (12)(28)
10.22	Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Sir Paul Judge. (12)(28)
10.23	Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Nancy F. Koehn. (12)(8)
10.24	Stock Option Agreement dated May 2, 2005 between Tempur-Pedic International Inc. and Bhaskar Rao.(10)(28)
10.25	Stock Option Agreement dated October 25, 2005 between Tempur-Pedic International Inc. and Bhaskar Rao.(10)(28)
10.26	Stock Option Agreement dated February 16, 2006 between Tempur-Pedic International Inc. and Bhaskar Rao.(10)(28)
10.27	Stock Option Agreement dated May 11, 2006 between Tempur-Pedic International Inc. and Bhaskar Rao.(10)(28)

10.28		Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and David Montgomery.(10)(28)
10.29		Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and Dale E. Williams.(10)(28)
10.30		Form of Stock Option Agreement under the 2003 Equity Incentive Plan.(10)(28)
10.31		Employment Agreement dated as of July 18, 2006 between Tempur-Pedic International Inc. and Richard Anderson.(11)(28)
10.32
Amendment No. 3 to Credit Agreement dated as of June 8, 2007 by and among Tempur World LLC, Tempur Production USA, Inc., Dan-Foam Aps, Tempur-Pedic International Inc. and certain other subsidiaries as guarantors, Bank of America, N.A., Nordea Bank, Danmark A/S, Fifth Third Bank, Sun Trust Bank, JD Morgan Chase Bank, N.A., Wells Fargo Bank, N.A., National City Bank and Regions Bank (14)

10.33
Modification Agreement dated November 30, 2007 of that certain Credit Agreement dated October 18, 2005 by and among Tempur World LLC, Tempur Production USA, Inc., Dan-Foam ApS, Tempur-Pedic International Inc., Tempur World Holdings, S.L., Tempur Danmark A/S, Bank of America, N.A., and Nordea Bank Danmark A/S. (15)

10.34		Amended and Restated Employment Agreement dated March 5, 2008 by and among Tempur-Pedic International Inc., Tempur World, LLC and Dale E. Williams.(16)(28)
10.35		Stock Option Agreement dated February 5, 2008 between Tempur-Pedic International, Inc. and Richard Anderson. (17)(28)
10.36		Employment and Noncompetition Agreement dated as June 30, 2008, between Tempur-Pedic International Inc. and Mark Sarvary. (20)(28)
10.37		Stock Option Agreement dated June 30, 2008 between Tempur-Pedic International Inc. and Mark Sarvary. (20)(28)
10.38		Form of Stock Option Agreement under the 2003 Equity Incentive Plan (Optionee).(10)(28)
10.39		Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (EVP). (19)(28)
10.40		Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director). (23)(28)
10.41		Form of Stock Option Agreement under the United Kingdom Approved Share Option Sub Plan to the 2003 Equity Incentive Plan. (24)(28)
10.42		Annual Incentive Bonus Plan for Senior Executives. (25)(28)
10.43		First Amendment to the Amended and Restated 2003 Equity Incentive Plan. (26)(28)
10.44		Employment and Non-Competition Agreement by and between Tempur-Pedic International Inc. and Lou Hedrick Jones dated as of June 1, 2009). (27)(28)
21.1		Subsidiaries of Tempur-Pedic International Inc.
23.1		Consent of Ernst & Young LLP.
24.1		Power of Attorney of Tempur-Pedic International Inc. (included on the signature pages hereof).
31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) filed with the Commission on September 23, 2003.
(2)	Incorporated by reference from Amendment No. 3 to the Registrant’s registration statement on Form S-1 (File No. 333-109798) filed with the Commission on December 12, 2003.
(3)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) filed with the Commission on October 30, 2003.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2004.
(5)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 17, 2004.
(6)	Incorporated by reference from Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-120151) filed with the Commission on November 9, 2004.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2004.
(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on March 14, 2006.
(9)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2006.
(10)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2006.
(11)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2006.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on February 28, 2007.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on October 18, 2007.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2007.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 10-K filed with the Commission on February 29, 2008.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 7, 2008.
(17)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2008.
(18)	Incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14(a) filed with the Commission on March 24, 2008.
(19)	Incorporated by reference from the Registrant’s Current Report on From 8-K filed with the Commission on May 19, 2008.
(20)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2008.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on October 27, 2008.
(22)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2008.
(23)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the Commission on February 12, 2009.
(24)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 30, 2009.
(25)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on February 19, 2009.
(26)	Incorporated by reference from Appendix A to the Registrant’s Registration Proxy Statement on Schedule 14A (File No. 001-31922) filed with the Commission on March 3, 2009.
(27)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 27, 2009.
(28)	Indicates management contract or compensatory plan or arrangement.

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

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: February 8, 2010	By:	/S/ MARK SARVARY
Mark Sarvary President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 8th of February, 2010, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/S/ MARK SARVARY	President, Chief Executive Officer (Principal Executive Officer) and Director
Mark Sarvary

/S/ DALE E. WILLIAMS	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Dale E. Williams

/S/ BHASKAR RAO	Chief Accounting Officer and Vice President of Strategic Planning (Principal Accounting Officer)
Bhaskar Rao

/S/ H. THOMAS BRYANT	Director
H. Thomas Bryant

/S/ FRANCIS A. DOYLE	Director
Francis A. Doyle

/S/ EVELYN S. DILSAVER	Director
Evelyn S. Dilsaver

/S/ PETER K. HOFFMAN	Director
Peter K. Hoffman

/S/ JOHN A. HEIL	Director
John A. Heil

/S/ NANCY F. KOEHN	Director
Nancy F. Koehn

/S/ SIR PAUL JUDGE	Director
Sir Paul Judge

/S/ CHRISTOPHER A. MASTO	Director
Christopher A. Masto

/S/ P. ANDREWS MCLANE	Director
P. Andrews McLane

/S/ ROBERT B. TRUSSELL, JR.	Director
Robert B. Trussell, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Tempur-Pedic International Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tempur-Pedic International Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, Tempur-Pedic International Inc. and Subsidiaries adopted new Financial Accounting Standards Board (FASB) authoritative guidance on accounting for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tempur-Pedic International Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 8, 2010

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share amounts)

	Year Ended December 31,
	2009	2008	2007

Net sales	$831,156	$927,818	$1,106,722
Cost of sales	437,414	526,861	571,896
Gross profit	393,742	400,957	534,826
Selling and marketing expenses	153,440	172,350	193,574
General, administrative and other expenses	95,357	94,743	97,138
Operating income	144,945	133,864	244,114
Other expense, net:
Interest expense, net	(17,349)	(25,123)	(30,484)
Other income (expense), net	441	(1,319)	(756)
Total other expense	(16,908)	(26,442)	(31,240)
Income before income taxes	128,037	107,422	212,874
Income tax provision	43,044	48,554	71,415
Net income	$84,993	$58,868	$141,459
Earnings per common share:
Basic	$1.13	$0.79	$1.77
Diluted	$1.12	$0.79	$1.74
Cash dividend per common share	$—	$0.24	$0.30
Weighted average common shares outstanding:
Basic	74,934	74,737	79,831
Diluted	76,048	74,909	81,256

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$14,042	$15,385
Accounts receivable, net	105,576	99,811
Inventories	57,686	60,497
Prepaid expenses and other current assets	11,268	9,233
Deferred income taxes	20,411	11,888
Total Current Assets	208,983	196,814
Property, plant and equipment, net	172,497	185,843
Goodwill	193,391	192,569
Other intangible assets, net	64,717	66,823
Other non-current assets	3,791	4,482
Total Assets	$643,379	$646,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$47,761	$41,355
Accrued expenses and other current liabilities	81,452	65,316
Income taxes payable	7,312	7,783
Total Current Liabilities	136,525	114,454
Long-term debt	297,470	419,341
Deferred income taxes	29,865	28,371
Other non-current liabilities	7,226	11,922
Total Liabilities	471,086	574,088
Commitments and Contingencies (see Note 10)
Stockholders’ Equity:
Common stock, $0.01 par value; 300,000 shares authorized; 99,215 shares issued as of December 31, 2009 and 2008, respectively	992	992
Additional paid in capital	298,842	291,018
Retained earnings	365,727	281,422
Accumulated other comprehensive loss	(8,004)	(12,590)
Treasury stock at cost; 24,103 and 24,382 shares as of December 31, 2009 and 2008, respectively	(485,264)	(488,399)
Total Stockholders’ Equity	172,293	72,443
Total Liabilities and Stockholders’ Equity	$643,379	$646,531

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares		Treasury Shares		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares Issued	At Par	Shares Issued	At Par
Balance, December 31, 2006	99,215	$992	15,993	$(196,953)	$264,709	$140,608	$3,992	$213,348
Comprehensive Income:
Net income						141,459		141,459
Foreign currency adjustments							9,558	9,558
Total Comprehensive Income						141,459	9,558	151,017
Exercise of stock options			(2,372)	25,057	1,294	(16,444)		9,907
Tax adjustments related to stock compensation					11,073			11,073
Treasury stock repurchased			11,060	(319,884)				(319,884)
Dividend paid to stockholders						(23,811)		(23,811)
Amortization of unearned stock-based compensation					6,488			6,488
Balance, December 31, 2007	99,215	$992	24,681	$(491,780)	$283,564	$241,812	$13,550	$48,138
Comprehensive Income:
Net income						58,868		58,868
Derivative instruments accounted for as hedges, net of tax of $4,528							(7,082)	(7,082)
Foreign currency adjustments							(19,058)	(19,058)
Total Comprehensive Income						58,868	(26,140)	32,728
Exercise of stock options			(299)	3,381	(854)	(1,325)		1,202
Tax adjustments related to stock compensation					399			399
Dividend paid to stockholders						(17,933)		(17,933)
Amortization of unearned stock-based compensation					7,909			7,909
Balance, December 31, 2008	99,215	$992	24,382	$(488,399)	$291,018	$281,422	$(12,590)	$72,443
Comprehensive Income:
Net income						84,993		84,993
Derivative instruments accounted for as hedges, net of tax of $2,678							2,895	2,895
Foreign currency adjustments							1,691	1,691
Total Comprehensive Income						84,993	4,586	89,579
Exercise of stock options			(279)	3,135	6	(688)		2,453
Tax adjustments related to stock compensation (1)					(841)			(841)
Amortization of unearned stock-based compensation					8,659			8,659
Balance, December 31, 2009	99,215	$992	24,103	$(485,264)	$298,842	$365,727	$(8,004)	$172,293

(1) Includes $359 of Excess tax benefit from stock based compensation.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,993	$58,868	$141,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,424	32,756	33,414
Amortization of stock-based compensation	8,789	8,041	6,728
Amortization of deferred financing costs	692	1,060	1,029
Bad debt expense	5,936	8,110	5,997
Deferred income taxes	(9,810)	2,423	(8,961)
Foreign currency adjustments	(115)	(1,183)	423
Loss on sale of equipment	564	666	324
Changes in operating assets and liabilities:
Accounts receivable	(10,542)	51,231	(20,536)
Inventories	3,738	45,758	(38,216)
Prepaid expenses and other current assets	(1,884)	1,695	(3,226)
Accounts payable	7,808	(15,676)	1,861
Accrued expenses and other current liabilities	14,044	535	3,532
Income taxes	(651)	4,110	2,533
Net cash provided by operating activities	134,986	198,394	126,361
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,303)	(10,494)	(16,149)
Acquisition of businesses, net cash acquired	—	(1,529)	(5,805)
Proceeds from escrow settlement	—	7,141	—
Other	—	(486)	(917)
Net cash used by investing activities	(14,303)	(5,368)	(22,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	109,333	127,383	420,547
Repayments of long-term revolving credit facility	(230,036)	(251,536)	(146,293)
Repayments of long-term debt	—	(1,359)	(45,488)
Proceeds from issuance of Series A Industrial Revenue Bonds	—	—	15,380
Repayments of Series A Industrial Revenue Bonds	—	(57,785)	(5,760)
Proceeds from issuance of Common stock	1,623	695	8,175
Excess tax benefit from stock based compensation	359	399	11,073
Treasury stock repurchased	—	—	(319,884)
Dividend paid to stockholders	—	(17,933)	(23,811)
Other	—	(14)	(1,581)
Net cash used by financing activities	(118,721)	(200,150)	(87,642)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,305)	(10,806)	1,679
(Decrease) increase in cash and cash equivalents	(1,343)	(17,930)	17,527
CASH AND CASH EQUIVALENTS, beginning of year	15,385	33,315	15,788
CASH AND CASH EQUIVALENTS, end of year	$14,042	$15,385	$33,315
Supplemental cash flow information:
Cash paid during the period for:
Interest	$17,521	$24,978	$30,176
Income taxes, net of refunds	51,805	38,346	68,271

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

The Company manufactures, markets and sells products including pillows, mattresses and other related products. The Company manufactures essentially all its pressure-relieving TEMPUR® products at three manufacturing facilities, with one located in Denmark and two in the U.S. The Company has sales distribution subsidiaries operating in the U.S., Europe and Asia Pacific and has third party distribution arrangements in certain other countries where it does not have subsidiaries. The Company sells its products through four sales channels: Retail, Direct, Healthcare and Third party.

(b) Accounting Standards Codification—In June 2009, the Financial Accounting Standards Board (FASB) confirmed that the FASB Accounting Standards Codification (FASB ASC) will become the single official source of authoritative US Generally Accepted Accounting Principles (US GAAP) (other than guidance issued by the Securities and Exchange Commission (SEC)), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. All other literature is considered non-authoritative. FASB ASC does not change US GAAP; it introduces a new structure that is organized in an easily accessible online research system. The FASB ASC became effective for the Company on September 30, 2009.

(c) Basis of Consolidation—The accompanying financial statements include the accounts of Tempur-Pedic International and its subsidiaries. All subsidiaries are wholly-owned. Intercompany balances and transactions have been eliminated. As of December 31, 2009 the Company does not hold any interest in variable-interest entities.

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

(e) Foreign Currency—Assets and liabilities of non-U.S. subsidiaries, whose functional currency is the local currency, are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the financial statements of foreign subsidiaries are included in Accumulated other comprehensive loss (OCL), a component of Stockholders’ Equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchanges rates on the transaction date and on the settlement date.

(f) Derivative Financial Instruments—The Company is required to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated, and is effective, as a hedge and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of Accumulated OCL in Stockholders' Equity and subsequently recognized in Net income when the hedged item affects net income. The change in fair value of the ineffective portion of a financial instrument is recognized in net income immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in net income. The Company has designated an interest rate swap that effectively fixes the floating LIBOR-based interest rate on a declining balance of the 2005 Senior Credit Facility as a cash flow hedge. See Note 6 for more information on the Company’s interest rate swap.

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

(g) Cash and Cash Equivalents—Cash and cash equivalents consist of all highly liquid investments with initial maturities of three months or less.

(h) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

	December 31,
	2009	2008
Finished goods	$41,805	$41,385
Work-in-process	6,654	5,706
Raw materials and supplies	9,227	13,406
	$57,686	$60,497

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

(j) Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale).

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

(k) Goodwill and Other Intangible Assets—Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate an impairment may have occurred. The Company performs an annual impairment test on all existing goodwill and other indefinite lived assets on October 1 of each year and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company reviewed goodwill for impairment based on its identified reporting units, which include its domestic and international operations. In conducting the impairment test, the fair value of each of the Company’s reporting units is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. The Company’s determination of fair value of the reporting units is based on an income approach, with an appropriate risk adjusted discount rate, and a market approach. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company also tests its indefinite-lived intangible assets, principally trademarks, for impairment using a “relief-from-royalty” method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates. The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in 2009, 2008 and 2007, none of which resulted in the recognition of impairment charges. For further information on Goodwill and Other intangible assets see Note 3.

(l) Accrued Sales Returns—The Company allows product returns up to 120 days following a sale through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The level of sales returns differs by channel with the Direct channel typically experiencing the highest rate of return.  Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

The Company had the following activity for sales returns from December 31, 2007 to December 31, 2009:

Balance as of December 31, 2007	$5,463
Amounts accrued	41,255
Returns charged to accrual	(42,914)
Balance as of December 31, 2008	3,804
Amounts accrued	34,478
Returns charged to accrual	(34,049)
Balance as of December 31, 2009	$4,233

(m) Warranties—The Company provides a 20-year warranty for U.S. sales and a 15-year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Estimates of warranty expenses are based primarily on historical claim experience and product testing. Warranties are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company had the following activity for warranties from December 31, 2007 to December 31, 2009:

Balance as of December 31, 2007	$3,425
Amounts accrued	3,708
Warranties charged to accrual	(3,230)
Balance as of December 31, 2008	3,903
Amounts accrued	3,533
Warranties charged to accrual	(3,384)
Balance as of December 31, 2009	$4,052

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

    (n) Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. The Company accounts for uncertain foreign and domestic tax positions utilizing a prescribed recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Consolidated Balance Sheets was $9,030 and $6,726 as of December 31, 2009 and 2008, respectively.

The Company reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling were approximately $5,207, $8,838 and $10,919 for the years ended December 31, 2009, 2008 and 2007, respectively. Amounts included in Cost of sales for shipping and handling were $68,152, $78,065 and $84,819 for the years ended December 31, 2009, 2008 and 2007, respectively.

    (p) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in Selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $69,324, $85,326 and $104,548 for the years ended December 31, 2009, 2008 and 2007, respectively. Advertising costs deferred and included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $5,879 and $4,419 as of December 31, 2009 and 2008, respectively.

    (q) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred and included in General, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were approximately $6,458, $5,983 and $5,926 for the years ended December 31, 2009, 2008 and 2007, respectively.

    (r) Stock-Based Compensation—The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, the Company accounts for the indirect effects of stock-based compensation on the research tax credit, the foreign tax credit and the domestic manufacturing deduction through the income statement. Further information regarding stock-based compensation can be found in Note 9, “Stock-Based Compensation.”

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

    (s) Treasury Stock—The Board of Directors may authorize share repurchases of the Company’s common stock (Share Repurchase Authorizations). Share repurchases under these authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company, and a committee of the Board, deem appropriate. Shares repurchased under Share Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee share-based award plans. Treasury shares are accounted for under the cost method and reported as a reduction of Stockholders’ Equity. Share Repurchase Authorizations may be suspended, limited or terminated at any time without notice.

    (t) Fair Value Measurements—During the first quarter of 2008, the Company adopted FASB ASC 820 (ASC 820), Fair Value Measurements and Disclosures (formerly referenced as FASB Statement of Financial Accounting Standard  No. 157, Fair Value Measurements), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements with respect to the Company’s financial assets and liabilities.  During the first quarter of 2009, the Company adopted ASC 820 with respect to its nonfinancial assets and liabilities. This new accounting standard does not require any new fair value measurements. The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

    (u) Subsequent Events—During the year ending December 31, 2009, the Company has evaluated all events or transactions that occurred after December 31, 2009 up through February 8, 2010, the date these consolidated financial statements were issued.

(2) Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Accounting Standards (SFAS) No. 167 (SFAS 167), Amendments to FASB Interpretation No. 46(R). SFAS No. 167 has been deemed authoritative literature even though the provisions of this standard have not yet been integrated into the FASB ASC. The objective of SFAS No. 167 is to improve the financial reporting of companies involved with variable interest entities (VIEs). This Statement amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in the VIE with a qualitative approach focused on identifying which company has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additionally, this statement requires a company to perform ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Prior to this statement, a company was only required to reassess the status when specific events occurred. The Company will adopt the provisions of SFAS No. 167 as required for the first quarter of 2010. The Company does not anticipate the adoption of this statement will have a material impact on the consolidated financial statements.

(3) Goodwill and Other intangible assets

The following table summarizes information relating to the Company’s Other intangible assets:

		December 31, 2009			December 31, 2008
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$11,467	$4,533	$16,000	$9,866	$6,134
Patents & other trademarks	5-20	11,876	8,002	3,874	11,655	7,767	3,888
Customer database	5	4,855	4,593	262	4,838	4,455	383
Foam formula	10	3,700	2,652	1,048	3,700	2,282	1,418
Total		$91,431	$26,714	$64,717	$91,193	$24,370	$66,823

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

    Amortization expense relating to intangible assets for the Company was $2,414, $2,412 and $3,876 for the years ended December 31, 2009, 2008 and 2007, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount these assets in any historical period.

Annual amortization of intangible assets is expected to be as follows:

Year Ending December 31,
2010	$2,821
2011	2,819
2012	2,233
2013	463
2014	436

            The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	Domestic	International	Total
Balance as of December 31, 2007	$89,929	$108,357	$198,286
Goodwill acquired during the period	—	895	895
Foreign currency translation adjustments	—	(1,594)	(1,594)
Pre-Tempur Acquisition tax adjustment	—	1,449	1,449
Escrow settlement	—	(6,467)	(6,467)
Balance as of December 31, 2008	$89,929	$102,640	$192,569
Foreign currency translation adjustments	—	822	822
Balance as of December 31, 2009	$89,929	$103,462	$193,391

    On February 1, 2008, the Company acquired its third party distributor in New Zealand. The total purchase price was approximately $1,438. The assets purchased were initially valued at approximately $948 and primarily included inventory and fixed assets. The remainder of the purchase price was allocated to Goodwill. During the year ended December 31, 2008, the Company recorded an adjustment to unrecognized tax benefits related to the Tempur Acquisition as further described in Note 11. On December 24, 2008, the Company received cash from the release of the escrow account related to the Tempur Acquisition, reflecting final settlement of all amounts initially paid to escrow, resulting in a reduction to Goodwill.

(4) Long-term Debt

   (a) Long-term Debt—Long-term debt for the Company consisted of the following:
	December 31, 2009	December 31, 2008
2005 Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (3.72% and 4.44% as of December 31, 2009 and December 31, 2008, respectively), commitment through and due June 8, 2012	$294,000	$403,500
Foreign Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (2.06% and 2.59% at December 31, 2009 and December 31, 2008, respectively) commitment through and due June 8, 2012	3,470	15,841
Long-term debt	$297,470	$419,341

The long-term debt of the Company is scheduled to mature in 2012.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

(b) Secured Credit Financing—On October 18, 2005, the Company entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities (Revolvers) that provide for the incurrence of indebtedness up to an aggregate principal amount of $640,000 and matures in 2012. The domestic credit facility is a five-year, $615,000 revolving credit facility (Domestic Revolver). The foreign credit facility is a five-year $25,000 revolving credit facility (Foreign Revolver). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $14,048 at December 31, 2009. After giving effect to letters of credit and $297,470 in borrowings under the Domestic Revolver, total availability under the Revolvers was $328,482 as of December 31, 2009. Both credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in Amendment No. 3, plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of the Bank of America prime rate or the Federal Funds rate plus ..50%. The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility.  The facility fee is calculated based on the consolidated leverage ratio and ranges from .125% to .25%.

The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan-Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of December 31, 2009.

    In May 2008, the Company entered into a three year interest rate swap agreement to manage interest costs and changing interest rates associated with the 2005 Senior Credit Facility. Refer to Note 6, “Derivative Financial Instruments” for additional information regarding the Company’s derivative instruments, including this interest rate swap.

(5) Fair Value of Financial Instruments

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  At December 31, 2009 and 2008, the Company had an interest rate swap and foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

		Fair Value Measurements at December 31, 2009 Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$438	$—	$438	$—
Interest rate swap	$6,865	$—	$6,865	$—

		Fair Value Measurements at December 31, 2008 using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$96	$—	$96	$—

Liabilities:
Interest rate swap	$11,610	$—	$11,610	$—

The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2005 Senior Credit Facility (as defined in Note (4)(b)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

(6) Derivative Financial Instruments

In the normal course of business, the Company is exposed to certain risks related to fluctuations in interest rates and foreign currency exchange rates. The Company uses various derivative contracts, primarily interest rate swaps and foreign currency exchange forward contracts, to manage risks from these market fluctuations. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

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

As a result of this swap, the Company pays at a fixed rate and receives payment at a variable rate. The swap effectively fixed the floating LIBOR-based interest rate to 3.755% on $350,000 of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap amortizes as follows: to $300,000 on November 28, 2008 (through November, 2009); to $200,000 on November 28, 2009 (through November, 2010); and to $100,000 on November 28, 2010 (through November 28, 2011). The Company will select the LIBOR-based rate on the hedged portion of the 2005 Senior Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of Accumulated OCL and recognized as Interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as Interest expense, net during the current period.

As of December 31, 2009, the total notional amount of the Company’s interest rate swap agreement is $200,000.  Over the next 12 months, the Company expects to reclassify $6,057 of deferred losses on derivative instruments from Accumulated OCL to earnings due to the payment of variable interest associated with the 2005 Senior Credit Facility.

Foreign Currency Exposures

    The Company is exposed to foreign currency risk related to intercompany debt and associated interest payments. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward contracts. The Company does not designate any of these foreign currency forward contracts as hedging instruments, however, the Company considers the contracts as economic hedges. Accordingly, changes in the fair value of these instruments effect earnings during the current period. These foreign currency forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies. The fair value of foreign currency agreements are estimated as described in Note 5, “Fair Value Measurements” taking into consideration foreign currency rates and the current creditworthiness of the counterparties or the Company, as applicable.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

As of December 31, 2009, the Company had foreign currency forward contracts with expiration dates ranging from January 4, 2010 through October 26, 2010. The changes in fair value of these foreign currency hedges are included as a component of Other income (expense), net. As of December 31, 2009 the Company had the following outstanding foreign currency forward contracts:

Foreign Currency	Currency Denomination
Great Britain Pound		£6,735
Japanese Yen		¥332,587
Swiss Franc	Fr.	12,919
Swedish Krona	kr.	. 44,912
Norwegian Krone	kr.	2,427
Australian Dollar		$2,650
New Zealand Dollar		$2,542
Singapore Dollar		$526
United States Dollar		$6,620

As of December 31, 2009 and December 31, 2008, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

	Asset Derivatives
	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$96

	Liability Derivatives
	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other non-current liabilities	$6,865	Other non-current liabilities	$11,610
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$438	Accrued expenses and other current liabilities	$—
		$7,303		$11,610

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

    The effect of derivative instruments on the Consolidated Statement of Income for the twelve months ended December 31, 2009 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of (Gain)/Loss Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(4,745)	Interest expense, net	$8,257	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of (Loss)/Gain Recognized in Income on Derivative	Amount of (Loss)/Gain Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	$728

(7) Stockholders’ Equity

(a) Capital stock—Tempur-Pedic International has 300,000 authorized shares of common stock with $0.01 per share par value and 10,000 authorized shares of preferred stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

Tempur-Pedic International is authorized to issue up to 10,000 shares of preferred stock, $0.01 par value per share. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

(b) Registration Rights—Under the terms of a registration rights agreement entered into in 2002 in connection with the Tempur Acquisition, holders of 10% of Tempur-Pedic International’s registrable securities, as defined in the Registration Rights Agreement, have the right, subject to certain conditions, to require Tempur-Pedic International to register any or all of their shares of common stock under the Securities Act of 1933, as amended (Securities Act), at the Company’s expense. The 15,313 shares of common stock sold in the initial public offering by selling stockholders and the 14,950 shares sold in the 2004 secondary offering were sold by selling stockholders who were parties to the Registration Rights Agreement. As of December 31, 2009, the Company estimates that 469 outstanding shares of registrable common stock are held by parties to the Registration Rights Agreement. Certain of these holders have demand registration rights under the registration rights agreement as described above.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

(c) Share Repurchase Programs—On January 25, 2007, the Board of Directors authorized the repurchase of up to $100,000 of the Company’s common stock. The Company repurchased 3,840 shares of the Company’s common stock for a total of $100,000 and completed purchases from this authorization in June 2007. On July 19, 2007, the Board of Directors approved an additional share repurchase authorization to repurchase up to $200,000 of the Company’s common stock. The Company repurchased 6,561 shares of the Company’s common stock for approximately $200,000 and completed purchases from the July 2007 authorization in September 2007. On October 16, 2007, the Board of Directors authorized an additional share repurchase of up to $300,000 of the Company’s common stock. During the three months ended December 31, 2007, the Company repurchased 659 shares of the Company’s common stock for approximately $19,900. No shares were repurchased during the years ended December 31, 2008 and December 31, 2009. Share repurchases under this authorization may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company and a committee of the Board deem appropriate. This share repurchase authorization may be suspended, limited or terminated at any time without notice. On January 13, 2010 the Board of Directors approved a share repurchase program of up to $100,000 of the Company’s common stock which replaces the October 2007 authorization.

(d) Dividend Program—Tempur-Pedic International’s Board of Directors declared dividends in the first three quarters of 2008 of $0.08 per common share. On October 16, 2008, the Company announced that it would suspend the payment of its quarterly cash dividend. The decision to pay a dividend in future periods will be reviewed by the Board of Directors on a periodic basis.

In the first quarter of 2007, Tempur-Pedic International’s Board of Directors initiated a cash dividend of $0.24 per common share, paid in quarterly installments of $0.06. In the second quarter of 2007, Tempur-Pedic International’s Board of Directors increased the quarterly dividend payments to $0.08 per common share. The same dividend was declared in the third and fourth quarters of 2007. Prior to 2007, Tempur-Pedic International had not declared a cash dividend on its common stock.

(8) Other Balance Sheet Items

(a) Property, plant and equipment—

Property, plant and equipment, net consisted of the following:

	December 31,
	2009	2008
Land and buildings	$123,743	$122,256
Machinery and equipment, furniture and fixtures and other	202,474	192,029
Construction in progress	8,107	5,321
	334,324	319,606
Accumulated depreciation and amortization	(161,827)	(133,763)
	$172,497	$185,843

Depreciation expense for the Company was $29,010, $30,343 and $29,538 for the years ended December 31, 2009, 2008 and 2007, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

(b) Accrued expenses and other current liabilities—

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2009	2008
Salary and related expenses	$18,131	$11,226
Accrued unrecognized tax benefits	12,544	11,012
Accrued sales and value added taxes	11,472	10,768
Warranty accrual	4,052	3,903
Sales returns	4,233	3,804
Other	31,020	24,603
	$81,452	$65,316

(c) Accumulated other comprehensive loss—

    Accumulated other comprehensive loss consisted of the following:

	December 31,
	2009	2008
Derivative instruments accounted for as hedges, net of tax of $2,678 and $4,528	$(4,187)	$(7,082)
Foreign currency translation	(3,817)	(5,508)
Accumulated other comprehensive loss	$(8,004)	$(12,590)

(9) Stock-based Compensation

Tempur-Pedic International has two stock-based compensation plans which provide for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards to employees, non-employee directors, consultants and Company advisors. The plans under which equity awards may be granted are the 2002 Option Plan and the Amended and Restated 2003 Equity Incentive Plan, as amended, (the 2003 Plan).  Tempur-Pedic International also has a stock-based compensation plan which permits eligible employees to purchase its shares at a discounted price, subject to certain guidelines set forth by its 2003 Employee Stock Purchase Plan, as amended (ESPP). It is the policy of the Company to issue stock out of Treasury shares upon issuance or exercise of share-based awards. The Company believes that awards and purchases made under these plans better align the interests of the plan participants with those of its stockholders.

The 2002 Option Plan was adopted on November 1, 2002 and provides for grants of stock options to purchase shares of common stock to employees and directors of the Company. Options granted under the 2002 Option Plan that qualify as incentive stock options, as defined by the Internal Revenue Code of 1986, as amended (the Code), must have an exercise price of not less than the fair market value of Tempur-Pedic International’s common stock at the date of grant. Options granted under the 2002 Option Plan provided for vesting terms as determined by the Board of Directors at the time of grant, which are generally based on 4 years of continuous service. Options can be exercised up to 10 years from the grant date and up to 5 years from the grant date for any stockholders who own 10% or more of the total combined voting power of all shares of stock of Tempur-Pedic International.  Upon the exercise of all outstanding options under the 2002 Option Plan, Tempur-Pedic International will issue a maximum of 6,534 shares of common stock under the 2002 Option Plan, subject to certain adjustment provisions. The Company currently anticipates there will be no additional options issued under this plan.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which, together with the Board of Directors, has the exclusive authority to administer the 2003 Plan, including the power to determine eligibility to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards and the acceleration or waiver of any vesting and performance of forfeiture restrictions, in each case subject to the terms of the 2003 Plan. Any of the Company’s employees, non-employee directors, consultants and Company advisors, as determined by the Compensation Committee, may be selected to participate in the 2003 Plan. Awards granted under this plan through December 31, 2009 have been in the form of stock options that generally vest based on 4 years of continuous service and have 10-year contractual terms. Tempur-Pedic International may issue a maximum of 11,500 shares of its common stock under the 2003 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The assumptions used in the Black-Scholes pricing model for the years ended December 31, 2009, 2008 and 2007 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of Tempur-Pedic International’s common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts ments over the term of the award.

Year Ended
December 31,
	2009	2008	2007
Expected volatility range of stock	62 – 92%	41 – 60%	40 – 41%
Expected life of option, range in years	2.0 – 5.0	1.0 – 5.0	2.0 – 5.0
Risk-free interest rate range	1.0 – 2.8%	1.5 – 3.4%	3.2 – 5.1%
Expected dividend yield on stock	0.0 – 5.2%	1.4 – 4.2%	1.0 – 1.1%

A summary of Tempur-Pedic International’s unvested shares as of December 31, 2009 and changes during the years-ended December 31, 2009 and 2008 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2007	2,982	$7.67
Granted	2,132	3.74
Vested	(1,004)	6.94
Forfeited	(659)	6.12
Options unvested at December 31, 2008	3,451	$5.66
Granted	1,739	3.06
Vested	(1,339)	5.81
Forfeited	(137)	7.49
Options unvested at December 31, 2009	3,714	$4.33

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

A summary of stock options activity under the 2002 Option Plan and 2003 Plan is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	4,602	$17.10
Granted	2,132	10.54
Exercised	(245)	2.82
Terminated	(1,094)	15.39
Options outstanding at December 31, 2008	5,395	$15.50
Granted	1,739	7.52
Exercised	(154)	10.55
Terminated	(161)	18.95
Options outstanding at December 31, 2009	6,819	$13.47	7.73	72,313
Options exercisable at December 31, 2009	3,105	$16.26	6.79	22,905

The total intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $1,604, $2,973 and $48,845, respectively.

The grant date fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period, and the expense is expected to be recognized over a weighted-average remaining period of 2.19 years as of December 31, 2009. The total value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $7,910, $6,915 and $4,996, respectively. For the years ended December 31, 2009, 2008 and 2007 the Company recognized $8,513, $7,909 and $5,881, respectively, of stock-based compensation expense in Selling and marketing expenses and General, administrative and other expenses related to stock options granted under the 2003 Plan. As of December 31, 2009, there was $11,909 of unearned stock-based compensation expense related to these options. The future amortization of these unearned stock-based compensation costs will be $6,403 in 2010; $3,803 in 2011; $1,470 in 2012 and $233 in 2013.

The Company recorded $169 of stock-based compensation expense for the year ended December 31, 2007, related to options granted under the 2002 Option Plan prior to the initial public offering in 2003 that have exercise prices that are less than the deemed market value of the underlying common stock at the date of grant. The unearned stock-based compensation for these options has been amortized to compensation expense over their respective vesting term based on the “graded vesting” methodology and was fully amortized to compensation expense as of December 31, 2007.

For the years ended December 31, 2009, 2008 and 2007, the Company recognized $146, $0 and $438, respectively, of stock-based compensation expense related to restricted stock units (RSUs). As of December 31, 2009 there was $112 of unearned stock based compensation expense related to the RSUs. The remaining unearned stock-based compensation will be fully amortized to compensation expense in 2010.

Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares for the years ended December 31, 2009, 2008 and 2007 was $1,623, $695 and $8,175, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

(10) Commitments and Contingencies

(a) Lease Commitments—The Company has various operating leases that call for annual rental payments due in equal monthly installments and a lease with a rent free occupancy period. The Company’s policy is to recognize expense for lease payment, including those with escalating provisions and rent free periods, on a straight-line basis over the lease term. Operating lease expenses were $6,148, $4,430, and $4,726 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments at December 31, 2009 under these non-cancelable leases are as follows:

Year Ended December 31,
2010	$5,620
2011	4,638
2012	3,303
2013	2,671
2014	1,435
Thereafter	1,275
$18,942

(b) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of December 31, 2009 and 2008.

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

(d) New York Attorney General—In December 2008, the Office of the Attorney General of the State of New York, Antitrust Bureau (OAG) requested that the Company consider discontinuing its unilateral retail price policy (UPPL) in the State of New York, and informed the Company that it may bring an enforcement action against the Company under New York law if the Company chose not to do so. The Office of the Attorney General has made information and document requests of the Company and the Company is cooperating with these requests. The Company believes that its UPPL complies with state and federal law and, should the OAG challenge the UPPL, intends to vigorously defend it. However, due to the inherent uncertainties of this matter, the Company cannot at this time predict the outcome of any such enforcement action, if brought, and can give no assurance that these claims will not have a material adverse affect on its financial position or results of operation.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

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

(11) Income Taxes

Provision for Income Taxes—The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2009		2008		2007
	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes
Statutory U.S. federal income tax	$44,809	35.0%	$37,598	35.0%	$74,506	35.0%
State income taxes, net of federal benefit	2,146	1.7	2,122	2.0	6,777	3.2
Foreign tax differential	(4,403)	(3.4)	(5,724)	(5.3)	(9,109)	(4.3)
Change in valuation allowance	513	0.4	843	0.8	(2,474)	(1.1)
Foreign repatriation, net of Foreign tax credits	—	—	11,400	10.6	—	—
Subpart F income and Section 956	2,082	1.6	2,373	2.2	3,211	1.5
Manufacturing deduction	(975)	(0.8)	(587)	(0.6)	(2,069)	(1.0)
Permanent and other	(1,128)	(0.9)	529	0.5	573	0.3
Effective income tax provision	$43,044	33.6%	$48,554	45.2%	$71,415	33.6%

    Subpart F income represents interest and royalties earned by a foreign subsidiary as well as sales made by certain foreign subsidiaries outside of their country of incorporation. Under the Code, such income is taxable to Tempur-Pedic International as if earned directly by Tempur-Pedic International.

The Company completed the repatriation of $150,000 of foreign earnings in the first quarter of 2009. This repatriation was initiated in the fourth quarter of 2008 and the associated income tax expense was recognized at that time. The Company has not provided for U.S. federal, state income and foreign withholding taxes on $168,207 of undistributed earnings from non-U.S. operations as of December 31, 2009 because the Company intends to reinvest such earnings indefinitely outside of the United States.  If Tempur-Pedic International were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

The following sets forth the amount of pre-tax income attributable to each of the Company’s operating segments for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Domestic	$49,703	$20,715	$104,640
International	78,334	86,707	108,234
Consolidated	$128,037	$107,422	$212,874

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

    The Company adopted new FASB authoritative guidance on accounting for uncertain tax positions effective January 1, 2007. No cumulative effect adjustment to retained earnings was required as a result of the adoption of this guidance. The Company prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than 50-percent likelihood of being realized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2007	$7,030
Additions based on tax positions related to 2008	460
Additions for tax positions of prior years	3,807
Settlements of uncertain tax positions with tax authorities	(285)
Balance as of December 31, 2008	$11,012
Additions based on tax positions related to 2009	776
Additions for tax positions of prior years	3,430
Reductions for tax positions as a result of a lapse of applicable statute of limitations	(608)
Settlements of uncertain tax positions with tax authorities	(2,066)
Balance as of December 31, 2009	$12,544

    The entire amount of unrecognized tax benefits would impact the effective income tax rate if recognized. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $903, $881and $197 in interest and penalties, respectively.  The Company had approximately $1,850 and $1,896 of accrued interest and penalties at December 31, 2009 and 2008, respectively.

On October 24, 2007, the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and penalties.  On January 23, 2008 the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 the Company filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and expects to finalize its position by the second quarter of 2010. The Company believes it has meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the U.S. for periods prior to 2006, U.S. state and local municipalities for periods prior to 2005, and in non-U.S. jurisdictions for periods prior to 2002.  Additionally, the Company is currently under examination by various tax authorities around the world.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns.  However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

The Company’s foreign net operating losses (NOLs) were $31,313 and $30,591 as of December 31, 2009 and 2008, respectively. These NOLs expire at various dates through 2019. The Company has established a valuation allowance for net operating loss carryforwards and certain other deferred tax assets related to certain foreign operations.  Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of these foreign NOLs and certain other timing differences related to some of its foreign operations.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, other than those related to some of its foreign operations as discussed above. However, there can be no assurance that such assets will be realized if circumstances change.

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

The Income tax provision consisted of the following:

	Year Ended December 31,
	2009	2008	2007
Federal	$27,666	$20,029	$42,589
State	4,144	3,518	10,511
Foreign	21,044	22,584	27,276
Total current	52,854	46,131	80,376
Deferred provision
Federal	(9,357)	1,844	(4,469)
State	(738)	(124)	(308)
Foreign	285	703	(4,184)
Total deferred	(9,810)	2,423	(8,961)
Total Income tax provision	$43,044	$48,554	$71,415

The net deferred tax assets and liabilities recognized in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2009	2008
Deferred tax assets:
Inventories	$6,732	$4,169
Net operating losses	9,742	9,734
Property, plant and equipment	6,093	7,534
Accrued expenses and other	16,895	13,380
Total deferred tax assets	39,462	34,817
Valuation allowances	(9,773)	(8,736)
Total net deferred tax assets	29,689	26,081
Deferred tax liabilities:
Property, plant and equipment	(11,810)	(12,198)
U.S. tax on unrepatriated earnings	--	(3,356)
Intangible assets	(23,987)	(24,565)
Accrued expenses and other	(3,346)	(2,445)
Total deferred tax liabilities	(39,143)	(42,564)
Net deferred tax liabilities	$(9,454)	$(16,483)

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

(12) Major Customers

The top five customers in the applicable period accounted for approximately 19%, 19% and 18% of the Company’s Net sales for the years ended December 31, 2009, 2008 and 2007, respectively. The top five customers in the applicable period also accounted for approximately 25% and 21% of accounts receivable as of December 31, 2009 and 2008, respectively. The loss of one or more of these customers could negatively impact the Company.

(13) Benefit Plan

A subsidiary of the Company has a defined contribution plan (the Plan) whereby eligible employees may contribute up to 15% of their pay subject to certain limitations as defined by the Plan. Employees are eligible to participate in the Plan after 90 days and are eligible to receive matching contributions upon one year of employment with the Company. The Plan provides a 100% match of the first 3% and 50% of the next 2% of eligible employee contributions. All matching contributions vest immediately. The Company incurred $1,064, $1,084 and $813 of expenses associated with the Plan for the years ended December 31, 2009, 2008 and 2007, respectively.

(14) Earnings Per Common Share

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income	$84,993	$58,868	$141,459
Denominator:
Denominator for basic earnings per common share—weighted average shares	74,934	74,737	79,831
Effect of dilutive securities:
Employee stock options and RSUs	1,114	172	1,425
Denominator for diluted earnings per common share—adjusted weighted average shares	$76,048	$74,909	$81,256
Basic earnings per common share	$1.13	$0.79	$1.77
Diluted earnings per common share	$1.12	$0.79	$1.74

    The Company excluded 2,331 and 4,514 and 9 shares issuable upon exercise of outstanding stock options for the years ended December 31, 2009, 2008 and 2007, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of the Company’s common stock or they were otherwise anti-dilutive.

(15) Business Segment Information

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

The following table summarizes Total assets by segment:

	December 31,	December 31,
	2009	2008
Domestic	$481,942	$474,824
International	274,112	282,884
Inter-segment eliminations	(112,675)	(111,177)
	$643,379	$646,531

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

The following table summarizes segment information:

	Year Ended December 31,
	2009	2008	2007
Net sales from external customers:
Domestic
Mattresses	$366,925	$412,295	$535,706
Pillows	48,814	50,772	68,342
Other	109,585	107,637	121,301
	$525,324	$570,704	$725,349
International
Mattresses	$183,022	$219,013	$232,824
Pillows	58,718	67,128	73,772
Other	64,092	70,973	74,777
	$305,832	$357,114	$381,373

	$831,156	$927,818	$1,106,722
Inter-segment sales:
Domestic	$—	$—	$—
International	2,502	3,097	2,994
Inter-segment eliminations	(2,502)	(3,097)	(2,994)
	$—	$—	$—
Operating income:
Domestic	$64,487	$47,238	$135,202
International	80,458	86,626	108,912
	$144,945	$133,864	$244,114
Depreciation and amortization (including stock-based compensation amortization):
Domestic	$30,331	$30,267	$29,054
International	9,882	10,530	11,088
	$40,213	$40,797	$40,142
Capital expenditures:
Domestic	$8,067	$6,733	$11,053
International	6,236	3,761	5,096
	$14,303	$10,494	$16,149

 During the course of normal operations, the Domestic segment purchases inventory from the Danish manufacturing facility. These purchases are included in the International segment as intercompany sales. The intercompany profits on these sales are eliminated from the International segment when the manufacturing profit in ending finished goods inventory is eliminated during the consolidation of the Company’s results. These manufacturing profits were $560, $546, and $607 for the years ended December 31, 2009, 2008 and 2007, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS―(Continued)
(In thousands, except per share amounts)

(16) Quarterly Financial Data (unaudited)

The Company’s quarterly operating results fluctuate as a result of seasonal variations in the Company’s business.

Quarterly results of operations for the years ended December 31, 2009 and 2008 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net sales	$177,104	$185,176	$224,082	$244,794
Gross profit	81,861	86,331	106,709	118,841
Operating income	25,881	29,162	42,676	47,226
Net income	13,338	16,857	25,684	29,114
Basic earnings per common share	$0.18	$0.23	$0.34	$0.39
Diluted earnings per common share	$0.18	$0.22	$0.34	$0.38
2008
Net sales	$247,222	$238,661	$252,814	$189,121
Gross profit	108,081	106,016	105,491	81,369
Operating income	29,333	36,319	42,891	25,321
Net income	13,514	20,228	24,071	1,055
Basic earnings per common share	$0.18	$0.27	$0.32	$0.01
Diluted earnings per common share	$0.18	$0.27	$0.32	$0.01

The sum of the quarterly earnings per common share amounts may not equal the annual amount reported because per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares. The Company’s quarterly operating results fluctuate as a result of seasonal variations in the Company’s business.

(17) Subsequent Events

On January 29, 2010, the Company established a 51% interest in Tempur Shanghai Holding Ltd (a Hong Kong company). Tempur Shanghai Holding Ltd owns 100% interest in Tempur Pedic (Shanghai) Trading Co., Ltd (a Shanghai company). Approximately $1.3 million in cash was paid in order to form this entity with the Company’s former third party distributor. During 2009, the third party distributor contributed $1.1 million to the Company’s Net sales.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009
SCHEDULE II

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:

Year Ended December 31, 2007	$6,114	$5,997	$—	$(4,055)	$8,056

Year Ended December 31, 2008	$8,056	$8,110	$—	$(9,440)	$6,726

Year Ended December 31, 2009	$6,726	$5,936	$—	$(3,632)	$9,030

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance deferred tax assets:

Year Ended December 31, 2007	$12,662	$(2,474)	$(1,409)	$—	$8,779

Year Ended December 31, 2008	$8,779	$843	$(886)	$—	$8,736

Year Ended December 31, 2009	$8,736	$513	$524	$—	$9,773