Form 10-Q
period 2010-03-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2010-04-27
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of April 23, 2010 was 72,391,498 shares.

Special Note Regarding Forward-Looking Statements

    This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans, objectives, goals, strategies, future events, future revenues or performance, the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments, investments in operating infrastructure, decrease in capital expenditures, the impact of consumer confidence, the antitrust class action lawsuit and similar issues, pending tax assessments, statements regarding our financial flexibility, statements relating to the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market, the improvements in our Net sales, expand business within established accounts, reduce costs and operating expenses and improve manufacturing productivity, the initiatives to improve gross margin, the vertical integration of our business, improvements in account productivity,  the development, rollout and market acceptance of new products, including the success of the TEMPUR-Cloud™ Supreme, our ability to further invest in the business and in brand awareness, ability to meet financial obligations and continue to comply with the terms of our credit facility, including its financial ratio covenants, the effects of changes in foreign exchange rates on our reported earnings, our expected sources of cash flow, our ability to effectively manage cash, ability to align costs with sales expectations, and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

    There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under ITEM IA of Part II of this report and under the heading “Risk Factors” under ITEM 1A of Part 1 of our annual report on Form 10-K for the year ended December 31, 2009. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$253,889	$177,104
Cost of sales	129,080	95,243
Gross profit	124,809	81,861
Selling and marketing expenses	46,231	33,872
General, administrative and other expenses	26,288	22,108
Operating income	52,290	25,881

Other expense, net:
Interest expense, net	(3,189)	(4,571)
Other income, net	163	348
Total other expense	(3,026)	(4,223)

Income before income taxes	49,264	21,658
Income tax provision	16,021	8,320
Net income	33,243	13,338
Less: Net income attributable to the noncontrolling interest	95	—
Net income attributable to common stockholders	$33,148	$13,338

Earnings per common share:
Basic	$0.45	$0.18
Diluted	$0.44	$0.18

Weighted average common shares outstanding:
Basic	73,313	74,874
Diluted	75,678	74,959

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$38,422	$14,042
Accounts receivable, net	118,997	105,576
Inventories	68,111	57,686
Prepaid expenses and other current assets	15,888	11,268
Deferred income taxes	20,276	20,411
Total Current Assets	261,694	208,983
Property, plant and equipment, net	165,880	172,497
Goodwill	193,155	193,391
Other intangible assets, net	64,067	64,717
Other non-current assets	4,392	3,791
Total Assets	$689,188	$643,379

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$52,647	$47,761
Accrued expenses and other current liabilities	81,256	81,452
Income taxes payable	14,362	7,312
Total Current Liabilities	148,265	136,525
Long-term debt	392,695	297,470
Deferred income taxes	28,827	29,865
Other non-current liabilities	6,222	7,226
Total Liabilities	576,009	471,086

Commitments and contingencies—see Note 9

Equity attributable to common stockholders	111,859	172,293
Equity attributable to the noncontrolling interest	1,320	—
Total Stockholders’ Equity	113,179	172,293
Total Liabilities and Stockholders’ Equity	$689,188	$643,379

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,243	$13,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,585	7,727
Amortization of stock-based compensation	2,411	1,903
Amortization of deferred financing costs	173	172
Bad debt expense	576	2,233
Deferred income taxes	(1,534)	(4,742)
Foreign currency adjustments and other	(844)	(311)
Changes in operating assets and liabilities	(18,290)	5,679
Net cash provided by operating activities	23,320	25,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,671)	(1,423)
Payments for other	(87)	(218)
Net cash used by investing activities	(2,758)	(1,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	129,336	61,500
Repayments of long-term revolving credit facility	(33,749)	(79,721)
Proceeds from issuance of common stock	8,308	—
Excess tax benefit from stock based compensation	1,289	—
Treasury shares repurchased	(100,000)	—
Net cash provided (used) by financing activities	5,184	(18,221)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,366)	(395)
Increase in cash and cash equivalents	24,380	5,742
CASH AND CASH EQUIVALENTS, beginning of period	14,042	15,385
CASH AND CASH EQUIVALENTS, end of period	$38,422	$21,127

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,042	$4,550
Income taxes, net of refunds	$8,911	$11,375

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

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States (U.S. GAAP) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2009, included in the Company’s annual report on Form 10-K.

    The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

    (b) Basis of Consolidation—The accompanying condensed consolidated financial statements include the accounts of Tempur-Pedic International, its wholly-owned subsidiaries and its majority-owned subsidiaries in which a controlling interest is held. Intercompany balances and transactions have been eliminated. The noncontrolling interest represents the portion of equity interests of consolidated affiliates not owned by the Company. On January 29, 2010, the Company established a 51% interest in Tempur Shanghai Holding Ltd (a Hong Kong company).

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

    (d) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	March 31, 2010	December 31, 2009
Finished goods	$48,189	$41,805
Work-in-process	7,754	6,654
Raw materials and supplies	12,168	9,227
	$68,111	$57,686

   TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    (e) Accrued Sales Returns—The Company allows product returns up to 120 days following a sale through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The level of sales returns differs by channel with the Direct channel typically experiencing the highest rate of return.  Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

    The Company had the following activity for sales returns from December 31, 2009 to March 31, 2010:

Balance as of December 31, 2009	$4,233
Amounts accrued	11,321
Returns charged to accrual	(11,025)
Balance as of March 31, 2010	$4,529

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

    The Company had the following activity for warranties from December 31, 2009 to March 31, 2010:

Balance as of December 31, 2009	$4,052
Amounts accrued	1,014
Warranties charged to accrual	(1,013)
Balance as of March 31, 2010	$4,053

    (g) Revenue Recognition—Sales of products are recognized when persuasive evidence of an arrangement exists, products are shipped and title passes to customers and the risks and rewards of ownership are transferred, the sales price is fixed or determinable and collectability is reasonably assured. The Company extends volume discounts to certain customers and reflects these amounts as a reduction of sales. The Company also reports sales net of tax assessed by qualifying governmental authorities. The Company extends credit based on the creditworthiness of its customers. No collateral is required on sales made in the normal course of business.

    The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $8,353 and $9,030 as of March 31, 2010 and December 31, 2009, respectively.

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

    (i) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred and included in General, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income. Research and development costs charged to expense were approximately $1,850 and $1,459 for the three months ended March 31, 2010 and March 31, 2009, respectively.

    (j) Subsequent Events—During the first quarter of fiscal 2010, the Company has evaluated all events or transactions that occurred after March 31, 2010 through the issuance of these condensed consolidated financial statements.

    On April 1, 2010, the Company acquired its third party distributor in Canada. Approximately $18,500 in cash was paid in order to acquire this entity. Additional payments may be made to the former owners if certain financial targets are achieved. During 2009, the third party distributor contributed $8,800 to the Company’s Net sales.

    On April 15, 2010, the Board of Directors authorized a repurchase authorization of up to $100,000 of the Company’s common stock.  Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company and a committee of the Board deem appropriate. This share repurchase program may be limited, suspended or terminated at any time without prior notice.

(2) Goodwill and Other intangible assets

    The following table summarizes information relating to the Company’s Other intangible assets:

		March 31, 2010			December 31, 2009
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000

Amortized intangible assets:
Technology	10	$16,000	$11,867	$4,133	$16,000	$11,467	$4,533
Patents & other trademarks	5-20	11,896	8,134	3,762	11,876	8,002	3,874
Customer database	5	4,818	4,602	216	4,855	4,593	262
Foam formula	10	3,700	2,744	956	3,700	2,652	1,048
Total		$91,414	$27,347	$64,067	$91,431	$26,714	$64,717

    Amortization expense relating to intangible assets for the Company was $671 and $606 for the three months ended March 31, 2010 and March 31, 2009, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any historical period.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	Domestic	International	Total
Balance as of December 31, 2009	$89,929	$103,462	$193,391
Foreign currency translation adjustments	—	(236)	(236)
Balance as of March 31, 2010	$89,929	$103,226	$193,155

(3) Long-term Debt

    (a) Long-term Debt—Long-term debt for the Company consists of the following:

	March 31, 2010	December 31, 2009
2005 Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (2.85% and 3.72% as of March 31, 2010 and December 31, 2009, respectively), commitment through and due June 8, 2012	$377,000	$294,000
Foreign Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (2.23% and 2.06% as of March 31, 2010 and December 31, 2009, respectively), commitment through and due June 8, 2012	15,695	3,470
Long-term debt	$392,695	$297,470

    (b) Secured Credit Financing—On October 18, 2005, the Company entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities (Revolvers) that provide for the incurrence of indebtedness up to an aggregate principal amount of $640,000 and matures in 2012. The domestic credit facility is a five-year, $615,000 revolving credit facility (Domestic Revolver). The foreign credit facility is a five-year $25,000 revolving credit facility (Foreign Revolver). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $11,262 at March 31, 2010. After giving effect to letters of credit and $392,695 in borrowings under the Revolvers, total availability under the Revolvers was $236,043 as of March 31, 2010. Both credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in Amendment No. 3, plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility.  The facility fee is calculated based on the consolidated leverage ratio and ranges from .125% to .25%.

    The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan-Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of March 31, 2010.

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

    The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  At March 31, 2010, the Company had an interest rate swap and foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

		Fair Value Measurements at March 31, 2010 Using:
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$464	$—	$464	$—
Interest rate swap	$5,930	$—	$5,930	$—

		Fair Value Measurements at December 31, 2009 Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$438	$—	$438	$—
Interest rate swap	$6,865	$—	$6,865	$—

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

    As of March 31, 2010 the total notional amount of the Company’s interest rate swap agreement is $200,000. Over the next 12 months, the Company expects to reclassify $5,522 of deferred losses on derivative instruments from Accumulated OCL to earnings due to the payment of variable interest associated with the 2005 Senior Credit Facility.

Foreign Currency Exposures

    The Company is exposed to foreign currency risk related to intercompany debt and associated interest payments. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward contracts. The Company does not designate any of these foreign currency forward contracts as hedging instruments, however, the Company considers the contracts as economic hedges. Accordingly, changes in the fair value of these instruments affect earnings during the current period. These foreign currency forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies. The fair value of foreign currency agreements are estimated as described in Note 4, “Fair Value Measurements” taking into consideration foreign currency rates and the current creditworthiness of the counterparties or the Company, as applicable.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    As of March 31, 2010, the Company had foreign currency forward contracts with expiration dates ranging from April 6, 2010 through October 26, 2010. The changes in fair value of these foreign currency hedges are included as a component of Other income, net. As of March 31, 2010 the Company had the following outstanding foreign currency forward contracts:

Foreign Currency	Currency Denomination
Great Britain Pound		£5,364
Japanese Yen		¥469,136
Swiss Franc	Fr.	5,389
Swedish Krona	kr.	30,389
Norwegian Krone	kr.	941
Australian Dollar		$2,060
New Zealand Dollar		$2,180
Singapore Dollar		$630
United States Dollar		$3,427

    As of March 31, 2010 and December 31, 2009, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

	Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other non-current liabilities	$5,930	Other non-current liabilities	$6,865
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$464	Accrued expenses and other current liabilities	$438
		$6,394		$7,303

    The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2010 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of (Gain)/Loss Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(935)	Interest expense, net	$1,731	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of (Loss)/Gain Recognized in Income on Derivative	Amount of (Loss)/Gain Recognized in Income on Derivative
Foreign exchange forward contracts	Other income, net	$(966)

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2009 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of (Gain)/Loss Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(820)	Interest expense, net	$1,411	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of (Loss)/Gain Recognized in Income on Derivative	Amount of (Loss)/Gain Recognized in Income on Derivative
Foreign exchange forward contracts	Other income, net	$(740)

(6) Stockholders’ Equity

    (a) Capital Stock—Tempur-Pedic International’s authorized shares of capital stock are 300,000 shares of common stock and 10,000 shares of preferred stock. Subject to preferences that may be applicable to any outstanding preferred stock, holders of the common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

    (b) Share Repurchase Programs—On October 16, 2007, the Board of Directors authorized a repurchase authorization of up to $300,000 of the Company’s common stock. On January 13, 2010 the Board of Directors approved a share repurchase program of up to $100,000 of the Company’s common stock, which replaced the October 2007 authorization. During the three months ended March 31, 2010, the Company repurchased 3,694 shares of the Company’s common stock for $100,000 and completed the January 2010 authorization. Share repurchases under authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company and a committee of the Board deem appropriate.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

(7) Other Items

    (a) Property, plant and equipment—

    Property, plant and equipment, net consisted of the following:

	March 31, 2010	December 31, 2009
Land and buildings	$120,990	$123,743
Machinery and equipment, furniture and fixtures and other	201,143	202,474
Construction in progress	8,608	8,107
	330,741	334,324
Accumulated depreciation	(164,861)	(161,827)
	$165,880	$172,497

    (b) Accrued expenses and other current liabilities—

    Accrued expenses and other current liabilities consisted of the following:

	March 31, 2010	December 31, 2009
Salary and related expenses	$14,273	$18,131
Accrued unrecognized tax benefits	12,544	12,544
Accrued sales and value added taxes	11,568	11,472
Warranty accrual	4,053	4,052
Sales returns	4,529	4,233
Other	34,289	31,020
	$81,256	$81,452

    (c) Accumulated other comprehensive loss—

    Accumulated other comprehensive loss consisted of the following:

	March 31, 2010	December 31, 2009
Derivative instruments accounted for as hedges, net of tax of $2,313 and $2,678, respectively	(3,617)	(4,187)
Foreign currency translation	(9,245)	(3,817)
Accumulated other comprehensive loss	$(12,862)	$(8,004)

    (d) Comprehensive income

    The components of comprehensive income consisted of the following:

	March 31, 2010	March 31, 2009
Net income attributable to common stockholders	$33,148	$13,338

Derivative instruments accounted for as hedges, net of taxes of $365 and $320, respectively	570	500
Cumulative translation adjustment	(5,428)	(4,275)
Comprehensive income attributable to common stockholders	$28,290	$9,563

    Comprehensive income attributable to the noncontrolling interest was $95 and $0 and Total comprehensive income was $28,385 and $9,563 for the three month periods ended March 31, 2010 and 2009, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

(8) Stock-Based Compensation

    The Company currently has three stock-based compensation plans: the 2002 Option Plan (2002 Plan), the Amended and Restated 2003 Equity Incentive Plan (2003 Plan) and the 2003 Employee Stock Purchase Plan (ESPP), which are described under the caption “Stock-based Compensation” in the notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Effective February 1, 2010, the Company suspended offerings under the ESPP indefinitely.

    In the first quarter of 2010, the Compensation Committee of the Board of Directors approved the terms of a Long-Term Incentive Program (LTIP), established under the 2003 Plan. For 2010, the LTIP awards consist of a mix of stock options and performance-based restricted stock units (PRSUs). Shares with respect to the PRSUs will be granted and vest following the end of the applicable performance period and achievement of applicable performance metrics as determined by the Compensation Committee of the Board of Directors.

    The Company granted PRSUs during the three months ended March 31, 2010. The maximum number of shares to be awarded under the 2010 PRSUs will be 406 shares and will vest, if earned, at the end of the three-year performance period ending on December 31, 2012. Actual payout under the PRSUs granted in 2010 is dependent upon the achievement of certain financial goals, based on Net sales and Earnings Before Interest and Taxes (EBIT) margin targets. The Company recognized compensation expense of $107 associated with the 2010 PRSUs during the three months ended March 31, 2010. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the PRSUs was $3,738, which is expected to be recorded over the weighted average remaining life of 2.76 years. No PRSUs were granted during the three months ended March 31, 2009.

    The Company granted options to purchase 129 shares of common stock during the three months ending March 31, 2010. The Company recognized compensation expense of $59 associated with the 2010 grants during the three months ended March 31, 2010. The Company granted new options to purchase 1,416 shares of common stock during the three months ending March 31, 2009. The Company recognized compensation expense of $71 associated with the 2009 grants during the three months ended March 31, 2009. As of March 31, 2010, there was $1,909 of unrecognized compensation expense associated with the options granted in 2010, which is expected to be recorded over the weighted average remaining vesting period of 2.96 years. The options granted in the three months ended March 31, 2010 had a weighted average grant-date fair value of $15.29 per option, as determined by the Black-Scholes option pricing model using the following assumptions:

Expected volatility of stock	68.7 – 71.9%
Expected life of options, in years	4.0 – 5.0
Risk-free interest rate	2.0 – 2.7%
Expected dividend yield on stock	1.1 – 1.4%

    The Company granted 176 restricted stock units (RSUs) during the three months ended March 31, 2010. The Company recognized compensation expense of $139 associated with the 2010 RSUs during the three months ended March 31, 2010. As of March 31, 2010, there was $4,861 of unrecognized compensation expense associated with the RSUs granted in 2010, which is expected to be recorded over the weighted average remaining vesting period of 2.9 years. No RSUs were granted during the three months ended March 31, 2009.

    The Company recorded $2,411 and $1,903 of total stock-based compensation expense for the three months ended March 31, 2010 and March 31, 2009, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

(9) Commitments and Contingencies

    (a) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs were not significant as of March 31, 2010 or December 31, 2009.

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

    (c) New York Attorney General—In December 2008, the Office of the Attorney General of the State of New York, Antitrust Bureau (OAG) requested that the Company consider discontinuing its unilateral retail price policy (UPPL) in the State of New York, and informed the Company that it may bring an enforcement action against the Company under New York law if the Company chose not to do so.  On March 29, 2010, the Office of the Attorney General filed suit in New York state court against the Company with respect to this matter, seeking injunctive relief, restitution and disgorgement of profits in unspecified amounts.  The complaint does not charge the Company with any violation of state or federal antitrust law; instead it claims the Company violated a 1975 New York state law which declares certain contractual provisions to be unenforceable.  The Company believes that its UPPL complies with state and federal law and intends to vigorously defend it.  However, due to the inherent uncertainties of this matter, the Company cannot at this time predict the outcome of the enforcement action and can give no assurance that these claims will not have a material adverse affect on its financial position or results of operation. Accordingly, the Company cannot make an estimate of the possible range of loss.

(10) Income Taxes

    The Company’s effective tax rate for the three months ended March 31, 2010 and March 31, 2009 was 32.5% and 38.4% respectively.  Reconciling items between the March 31, 2010 and March 31, 2009 rates include a tax charge on a previously recognized foreign tax benefit taken in the first quarter of 2009 and the scheduled increase in the production activities deduction from 6% in 2009 to 9% in 2010.

    The Company has not provided for U.S. federal and/or state income and foreign withholding taxes on $179.8 million of undistributed earnings from non-U.S. operations as of March 31, 2010 because Tempur-Pedic International intends to reinvest such earnings indefinitely outside of the United States.  If these earnings were to be distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    On October 24, 2007, the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and penalties.  On January 23, 2008 the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 the Company filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and expects to finalize its position during 2010. The Company believes it has meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

    The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and income tax returns in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the U.S. for periods prior to 2006, U.S. state and local municipalities for periods prior to 2004, and in non-U.S. jurisdictions for periods prior to 2001.  Additionally, the Company is currently under examination by various tax authorities around the world.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns.  However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. During the three months ended March 31, 2010, there were no significant changes to the liability for unrecognized tax benefits.

(11) Earnings Per Common Share

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income attributable to common stockholders	$33,148	$13,338

Denominator:
Denominator for basic earnings per common share-weighted average shares	73,313	74,874
Effect of dilutive securities:
Employee stock options	2,365	85
Denominator for diluted earnings per common share-adjusted weighted average shares	75,678	74,959

Basic earnings per common share	$0.45	$0.18

Diluted earnings per common share	$0.44	$0.18

    The Company excluded 141 and 5,675 shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2010 and 2009, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or they were otherwise anti-dilutive.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

(12) Business Segment Information

    The Company operates in two business segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Domestic segment consists of the two U.S. manufacturing facilities, whose customers include North American distribution subsidiaries and certain third party distributors in the Americas. The International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the Domestic segment. The Company evaluates segment performance based on Net sales and Operating income.

    The following table summarizes Total assets by segment:

	March 31,	December 31,
	2010	2009
Total assets:
Domestic	$540,504	$481,942
International	298,414	274,112
Intercompany eliminations	(149,730)	(112,675)
	$689,188	$643,379

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)–(Continued)
(In thousands, except per common share amounts)

    The following table summarizes segment information:

	Three Months Ended
	March 31,
	2010	2009
Net sales from external customers:
Domestic
Mattresses	$117,386	$75,711
Pillows	14,129	9,845
Other	35,038	20,878
	$166,553	$106,434

International
Mattresses	$51,687	$43,417
Pillows	16,617	13,216
Other	19,032	14,037
	$87,336	$70,670

	$253,889	$177,104

Inter-segment sales:
Domestic	$—	$—
International	205	224
Intercompany eliminations	(205)	(224)
	$—	$—

Operating income:
Domestic	$27,048	$7,805
International	25,242	18,076
	$52,290	$25,881

Depreciation and amortization (including stock-based compensation amortization):
Domestic	$7,731	$7,321
International	2,265	2,309
	$9,996	$9,630

Capital expenditures:
Domestic	$1,349	$390
International	1,322	1,033
	$2,671	$1,423

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this report is condensed consolidated information for Tempur-Pedic International Inc. or its predecessor. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, as described under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2009. Our actual results may differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

    In this discussion and analysis, the Company discusses and explains the financial condition and results of operations for Tempur-Pedic International Inc. for the periods ended March 31, 2010 and 2009 that includes the following points:

•	An overview of our business and strategy;

•	Our Net sales and costs in the periods presented as well as changes between periods;

•	Discussion of new initiatives that may affect our future results of operations and financial condition;

•	Expected future expenditures for capital projects and sources of liquidity for future operations; and

•	The effect of the foregoing on our overall financial performance and condition, as well as factors that could affect our future performance.

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

Business Segment Information—We have two reportable business segments: Domestic and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The Domestic operating segment consists of two U.S. manufacturing facilities, whose customers include our North American distribution subsidiaries and certain third party distributors in the Americas. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Domestic operating segment. We evaluate segment performance based on Net sales and Operating income.

Strategy and Outlook

    We believe we are the industry leader in terms of profitability. Our long-term goal is also to become the world’s largest bedding company in terms of revenue. To achieve our long-term goals while managing through the current economic environment, we expect to continue to pursue certain key strategies:

•	Maintain our focus on premium mattresses and pillows and to regularly introduce new products.

•	Invest in increasing our global brand awareness through advertising campaigns that further associate our brand name with better overall sleep and premium quality products.

•	Extend our presence and improve our account productivity in both the Domestic and International Retail segments.

•	Invest in our operating infrastructure to meet the requirements of our business, including investments in our research and development capabilities.

•	Take actions to maintain our financial flexibility and strengthen the business.

Results of Operations

    Key financial highlights for the three months ended March 31, 2010 include the following:

•	Earnings per common share (EPS) were $0.44 per diluted common share compared to $0.18 in the first quarter of 2009.

•	Net sales rose to $253.9 million from $177.1 million for the three months ended March 31, 2009.

•	Our Gross Profit margin was 49.2% compared to 46.2% for the three months ended March 31, 2009.

•
During the first quarter of 2010, we repurchased 3.7 million shares of our common stock at a total cost of $100.0 million. These purchases were funded primarily by increased borrowings under our domestic revolving credit facility.

(In thousands, except earnings per common share amounts)	Three Months Ended March 31,
	2010		2009
Net sales	$253,889	100.0%	$177,104	100.0%
Cost of sales	129,080	50.8	95,243	53.8
Gross profit	124,809	49.2	81,861	46.2
Selling and marketing expenses	46,231	18.2	33,872	19.1
General, administrative and other expenses	26,288	10.4	22,108	12.5
Operating income	52,290	20.6	25,881	14.6
Interest expense, net	(3,189)	(1.3)	(4,571)	(2.6)
Other income, net	163	0.1	348	0.2
Income before income taxes	49,264	19.4	21,658	12.2
Income tax provision	16,021	6.3	8,320	4.7
Net income	33,243	13.1%	13,338	7.5%
Less: Net income attributable to the noncontrolling interest	95	—	—	—
Net income attributable to common stockholders	$33,148	13.1%	$13,338	7.5%

Earnings per common share:
Basic	$0.45		$0.18
Diluted	$0.44		$0.18

Weighted average common shares outstanding:
Basic	73,313		74,874
Diluted	75,678		74,959

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

    A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(in thousands)	2010	2009	2010	2009	2010	2009
Retail	$212,740	$150,522	$143,217	$93,411	$69,523	$57,111
Direct	16,614	9,729	14,555	8,478	2,059	1,251
Healthcare	9,898	8,902	3,438	2,694	6,460	6,208
Third Party	14,637	7,951	5,343	1,851	9,294	6,100
	$253,889	$177,104	$166,553	$106,434	$87,336	$70,670

    A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		DOMESTIC		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(in thousands)	2010	2009	2010	2009	2010	2009
Mattresses	$169,073	$119,128	$117,386	$75,711	$51,687	$43,417
Pillows	30,746	23,061	14,129	9,845	16,617	13,216
Other	54,070	34,915	35,038	20,878	19,032	14,037
	$253,889	$177,104	$166,553	$106,434	$87,336	$70,670

    Net sales. Net sales for the three months ended March 31, 2010 increased to $253.9 million from $177.1 million for the same period in 2009, an increase of $76.8 million, or 43.4%. During the first quarter of 2010, we experienced a significant improvement in Net sales, which we believe are gaining momentum primarily as a result of investments made in marketing, research and development and product introductions. We were well positioned to make these investments because we maintained our financial flexibility during the economic downturn. In 2009 our industry was adversely affected by an unstable macroeconomic environment which had an adverse impact on our Net sales, however, at the end of 2009 we experienced modest signs of improvement. Consolidated Mattress sales increased $49.9 million, or 41.9% compared to the first quarter of 2009. The increase in Mattress sales occurred in our Retail channel, with Net sales increasing to $212.7 million from $150.5 million for the same period in 2009, an increase of $62.2 million, or 41.3%. Consolidated Pillow sales increased approximately $7.7 million, or 33.3%, from the first quarter of 2009. Consolidated Other, which includes adjustable bed bases, foundations and other related products, increased $19.2 million, or 54.9%. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

    Domestic. Domestic Net sales for the three months ended March 31, 2010 increased to $166.6 million from $106.4 million for the same period in 2009, an increase of $60.1 million, or 56.5%. Our Domestic Retail channel contributed $143.2 million in Net sales for the three months ended March 31, 2010 for an increase of $49.8 million, or 53.3%, for the same period in 2009. The introduction of our new product line, the TEMPUR-CloudTM collection, in the third quarter of 2009 has been well received by retailers and consumers. We believe this product appeals to a new consumer segment. In January 2010, we launched the second mattress in this line, the TEMPUR-CloudTM. Domestic mattress sales in the first quarter of 2010 increased $41.7 million, or 55.0%, over the same period in 2009. Pillow sales increased $4.3 million, or 43.5%. Net sales in the Direct channel increased by $6.1 million, or 71.7%. We believe increased sales in the Direct channel are a result of our focus on generating internet leads and investing in internet and direct mail advertising. Our Healthcare channel Net sales increased by $0.7 million, or 27.6%. The healthcare industry was also affected by an unstable economy in 2009, resulting in decreased availability of discretionary spending, which began to improve in 2010.

    International. International Net sales for the three months ended March 31, 2010 increased to $87.3 million from $70.7 million for the same period in 2009, an increase of $16.7 million, or 23.6%. On a constant currency basis, our International Net sales increased approximately 15.1%. We have experienced some stabilization of the global economic slowdown in our international market, which also impacted Net sales in the first quarter of 2009. The International Retail channel increased $12.4 million, or 21.7%, for the three months ended March 31, 2010. Third party Net sales increased $3.2 million or 52.4%. Our introduction of the Sensation mattress line in the International segment has continued to be well accepted. As a result, International Mattress sales in the first quarter of 2010 increased $8.3 million, or 19.0%, over the first quarter of 2009. Pillow sales for the first quarter of 2010 increased $3.4 million, or 25.7%, as compared to the first quarter of 2009. Pillow sales in the International segment also correlate with mattress sales; often pillow sales accompany mattress product sales.

    Gross profit. Gross profit for the three months ended March 31, 2010 increased to $124.8 million from $81.9 million for the same period in 2009, an increase of $42.9 million, or 52.5%. The Gross profit margin for the three months ended March 31, 2010 was 49.2% as compared to 46.2% for the same period in 2009. The principal factors that impacted Gross profit margin during the quarter are identified and discussed below in the respective segment discussions.

    Domestic. Domestic Gross profit for the three months ended March 31, 2010 increased to $74.0 million, an improvement of $31.2 million, or 72.9%.  The Gross profit margin in our Domestic segment was 44.4% and 40.2% for the three months ended March 31, 2010 and March 31, 2009, respectively. Improvements in our Domestic Gross profit margin were primarily driven by fixed cost leverage related to higher production volumes and improved efficiencies in manufacturing. These factors were partially offset by new product introductions and higher commodity costs. Domestic Cost of sales for the three months ended March 31, 2010 increased to $92.6 million from $63.6 million for the same period in 2009, an increase of $28.9 million, or 45.4%.

    International. International Gross profit for the three months ended March 31, 2010 increased to $50.8 million, an improvement of $11.8 million, or 30.1%. The Gross profit margin in our International segment was 58.2% and 55.3% for the three months ended March 31, 2010 and March 31, 2009, respectively. Improvements in our International Gross profit margin were primarily driven by fixed cost leverage related to higher production volumes and improved efficiencies in manufacturing. These factors were partially offset by geographic mix, new product introductions and higher commodity costs. Our International Cost of sales for the three months ended March 31, 2010 increased to $36.5 million from $31.6 million for the same period in 2009, an increase of $4.9 million, or 15.6%.

    Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials and sales force compensation. We also include in Selling and marketing expenses for certain new product development costs, including market research and new product testing. In the first quarter of 2010, Selling and marketing expenses increased to $46.2 million as compared to $33.9 million for the three months ended March 31, 2009. Selling and marketing expenses as a percentage of Net sales were 18.2% and 19.1% for the three months ended March 31, 2010 and March 31, 2009, respectively. Our objective is to align advertising costs to reflect our sales expectations. During the first quarter of 2010 we made investments in advertising to support future growth. For example, our new marketing and advertising campaign “Ask Me,” which launched in 2009, focuses on increasing awareness of our products and the benefits they offer through word-of-mouth and social networking outlets.

    General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses increased to $26.3 million for the three months ended March 31, 2010 as compared to $22.1 million for the three months ended March 31, 2009. The increase in General, administrative and other expenses are primarily a result of a larger bonus pool in the first quarter of 2010 compared to 2009 and an increase in legal fees incurred in the same period. The effects of these items have been partially offset by a lower level of bad debt expense in 2010 compared to 2009. Additionally, in 2010 we have increased our investment in research and development in order to improve our existing product lines and continue to introduce new and differentiated products. General, administrative and other expenses as a percentage of Net sales were 10.4% and 12.5% in the first quarter of 2010 and 2009, respectively.

    Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $3.2 million for the three months ended March 31, 2010, as compared to $4.6 million for the three months ended March 31, 2009, a decrease of $1.4 million, or 30.2%.  The decrease in interest expense is primarily attributable to a decrease in the amount of fixed rate debt as well as a decrease in interest rates on our variable rate debt. The variable interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, the Company pays at a fixed rate and receives payments at a variable rate. The swap effectively fixes the floating London Inter-bank Offering Rate (LIBOR) based interest rate to 3.755% on $200.0 million of the outstanding balance as of March 31, 2009 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap amortizes as follows: to $300.0 million on November 28, 2008 (through November 2009); to $200.0 million on November 28, 2009 (through November 28, 2010); and to $100.0 million on November 28, 2010 (through November 28, 2011).

    Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our domestic and foreign operations. Our effective tax rate for the three months ended March 31, 2010 and March 31, 2009 was 32.5% and 38.4% respectively.  Reconciling items between the March 31, 2010 and March 31, 2009 rates include a tax charge on a previously recognized foreign tax benefit taken in the first quarter of 2009 and the scheduled increase in the production activities deduction from 6% in 2009 to 9% in 2010.

    On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years.  The tax assessment relates to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $39.3 million including interest and penalties.  On January 23, 2008 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 we filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and expects to finalize its position during 2010. We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

Liquidity and Capital Resources

Liquidity

    Our principal sources of funds are cash flows from operations and borrowings made pursuant to our credit facility. Principal uses of funds consist of capital expenditures, payments of principal and interest on our debt facilities and share repurchases made from time to time pursuant to share repurchase authorizations. At March 31, 2010, we had working capital of $113.4 million including Cash and cash equivalents of $38.4 million compared to working capital of $72.5 million including $14.0 million in Cash and cash equivalents as of December 31, 2009.  Working capital increased in the first quarter of 2010 primarily as a result of increased levels of both accounts receivable and inventory, slightly offset by increases in both accounts and income taxes payable. The increase in Cash and cash equivalents was primarily related to the timing of certain cash requirements leading into the second quarter of 2010 related to the acquisition of our third party distributor in Canada.

    Our cash flow from operations decreased to $23.3 million for the three months ended March 31, 2010 from $26.0 million for the three months ended March 31, 2009. The decrease in operating cash flow for the first quarter of 2010 compared to the first quarter of 2009 was primarily driven by changes in operating assets and liabilities, offset by Net income growth. The increases in both accounts receivable and inventories are related to increased sales.

    Net cash used in investing activities increased to $2.8 million for the three months ended March 31, 2010 as compared to $1.6 million for the three months ended March 31, 2009, primarily related to an increase in capital expenditures. In 2010 we are investing in capital projects that we believe will create operational efficiencies and support future growth.

    Cash flow provided by financing activities was $5.2 million for the three months ended March 31, 2010 as compared to $18.2 million used for the three months ended March 31, 2009, representing an increase in cash flow provided of $23.4 million, primarily related to current borrowings under our credit facility. These borrowings were utilized to complete $100.0 million in share repurchases of our common stock.  Additionally, we received $8.3 million in proceeds from stock option exercises in the first quarter of 2010 as compared to no proceeds in the first quarter of 2009.

Capital Expenditures

    Capital expenditures totaled $2.7 million for the three months ended March 31, 2010 and $1.4 million for the three months ended March 31, 2009. We currently expect our 2010 capital expenditures to range from  $20 to 22 million. This expected increase in capital expenditures in 2010 is attributable to projects that we believe will create operational efficiencies and support future growth.

Debt Service

    Our long-term debt increased to $392.7 million as of March 31, 2010 from $297.5 million as of December 31, 2009 due primarily to the share repurchase program. After giving effect to $404.0 million in borrowings under the 2005 Senior Credit Facility and letters of credit outstanding, total availability under the Revolvers was $236.0 million as of March 31, 2010.

    As of March 31, 2010, we are in compliance with our debt covenants. The table below sets forth the calculation of our compliance with the Funded debt to Adjusted Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) covenant. Both Funded debt and Adjusted EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt.

Reconciliation of Adjusted EBITDA to Net Income

    The following table sets forth the reconciliation of the Company’s reported Net income to the calculation of Adjusted EBITDA for the trailing twelve months ended March 31, 2010:

	Three Months Ended				Twelve Months Ended
	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	March 31, 2010
(in thousands)
GAAP Net income attributable to common stockholders	$16,857	$25,684	$29,114	$33,148	$104,803
Plus:
Interest expense	4,477	4,311	3,990	3,189	15,967
Income taxes	8,098	12,467	14,159	16,021	50,745
Depreciation & Amortization	9,977	10,367	10,239	9,996	40,579
Other (1)	—	—	—	361	361
Adjusted EBITDA	$39,409	$52,829	$57,502	$62,715	$212,455

(1) Includes professional costs incurred in connection with the acquisition of our Canadian distributor, which closed on April 1, 2010. In accordance with our 2005 Senior Credit Facility, this amount is excluded from the calculation of Adjusted EBITDA for purposes of calculating compliance with the ratio of Funded debt to Adjusted EBITDA.

Reconciliation of Funded debt to Total debt

    The following table sets forth the reconciliation of the Company’s reported Total debt to the calculation of Funded debt and Funded debt to Adjusted EBITDA ratio as of March 31, 2010:

As of
(in thousands, except ratio of Funded debt to Adjusted EBITDA)	March 31, 2010
GAAP basis Total debt	$392,695
Plus:
Letters of credit outstanding	11,262
Funded debt	$403,957

Adjusted EBITDA	$212,455
Funded debt to Adjusted EBITDA	1.90 times

    The ratio of Funded debt to Adjusted EBITDA was 1.90 times, within the covenant in the 2005 Senior Credit Facility, which requires this ratio not exceed 3.0 times.

    The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $200.0 million of the outstanding balance as of March 31, 2010 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap declines as follows: to $300.0 million on November 28, 2008 (through November, 2009); to $200.0 million on November 28, 2009 (through November, 2010) and to $100.0 million on November 28, 2010 (through November 28, 2011).

Stockholders’ Equity

    Share Repurchase Program—On October 16, 2007, our Board of Directors authorized a share repurchase authorization of up to $300.0 million of our common stock. On January 13, 2010 our Board of Directors approved a share repurchase program of up to $100.0 million of the Company’s common stock which replaced the October 2007 authorization. During the three months ended March 31, 2010, we repurchased 3.7 million shares of our common stock for $100.0 million and completed the January 2010 authorization. Share repurchases under authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company and a committee of the Board deem appropriate.

 Use of Non-GAAP Measures

    We provide information regarding Adjusted EBITDA and Funded debt which are not recognized terms under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. A reconciliation of Adjusted EBITDA to our Net income and a reconciliation of Funded debt to Total debt have been provided in this Management’s Discussion and Analysis and we believe the use of these non-GAAP financial measures provide investors with additional useful information with respect to our 2005 Senior Credit Facility.

Factors That May Affect Future Performance

    General Business and Economic Conditions—Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The U.S. macroeconomic environment was challenging in 2009 and was the primary factor in a slowdown in the mattress industry. In addition, our International segment experienced weakening as a result of general business and economic conditions in several European and Asian markets. We expect the economic environment in the U.S. and Europe to continue to be challenging as continued economic uncertainty has generally given households less confidence to spend on discretionary purchases and credit availability to our retailers and consumers remains limited.

    Maintaining financial flexibility is our primary short-term focus. In light of the macroeconomic environment, we took steps to further align our cost structure with our anticipated level of Net sales. During the remainder of 2010, we expect to continue to pursue certain key strategies including: maintaining focus on premium mattresses and pillows and regularly introducing new products; investing in increasing our global brand awareness; extending our presence and improving our Retail account productivity; investing in our operating infrastructure to meet the requirements of our business; and taking actions to further improve our financial flexibility and strengthen our business.

    Managing Growth—Over the last few years, we have had to manage our business both through periods of rapid growth and the current challenging economic environment. Our Net sales increased from $221.5 million in 2001 to $1,106.7 million in 2007 and decreased to $927.8 million in 2008 and $831.2 million for December 31, 2009. For the three months ended March 31, 2010, our Net sales were $253.9 million. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these types of challenges, management has continued to enhance operating and financial infrastructure, as appropriate. In addition, during 2007 through 2009, we had to manage a decline in sales as a result of the macroeconomic environment. During this period, we had to manage our cost structure to contain costs. Going forward, we expect our expenditures to enhance our operating and financial infrastructure, as well as expenditures for advertising and other marketing-related activities, will continue to be made as the continued growth in the business allows us the ability to invest. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

    Gross Margins—Our gross margin is primarily impacted by the cost of raw materials, operational efficiency, product and channel mix and volume incentives offered to certain retail accounts. At the end of 2009 and into the first quarter of 2010 we experienced increases in our raw material pricing. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. We have made significant investments in our manufacturing infrastructure and have significant available manufacturing capacity. If we increase our Net sales significantly the effect of this operating leverage could have a significant positive impact on our gross margin. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than pillows and are sold with lower margin products such as foundations and bed frames. We expect our gross margins to be up for the full year 2010 through sales leverage, our productivity programs and selective price increases.

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

    Financial Leverage—As of March 31, 2010, we had $392.7 million of total Long-term debt outstanding, and our Equity attributable to common stockholders was $111.9 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. Since December 31, 2007, we have reduced our total debt outstanding by $209.3 million. Our repatriation of foreign earnings in 2008 and 2009, suspension of our quarterly cash dividend and modest debt rebalancing between our domestic and international segments, together with productivity improvements and cost containment initiatives enabled us to decrease our financial leverage and increase our financial flexibility. As described in Note 1(j) “Summary of Significant Accounting Policies” in the Condensed Consolidated Financial Statements in ITEM 1 under Part 1 of this report, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company and a committee of the Board deem appropriate. Historically we have funded share repurchases with borrowings against our 2005 Senior Credit facility. We currently are targeting a Funded debt to Adjusted EBITDA ratio between 1.5 to 2.0 times although we may exceed this range on a temporary basis or change the target range. There can be no assurance however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our 2005 Senior Credit Facility. In May 2008, we entered into an interest rate swap to manage interest costs and the risk associated with changing interest rates. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” under Part I of this report.

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

Critical Accounting Policies and Estimates

    For a discussion of our critical accounting policies and estimates, see “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies and estimates in 2010.

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

    We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at March 31, 2010, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.04 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

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

    Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On March 31, 2010, we had variable-rate debt of approximately $192.7 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $1.9 million.

ITEM 4.	CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

    We are involved in various other legal proceedings incidental to the operations of our business. We believe that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse affect on our business, financial condition, liquidity or operating results.

ITEM 1A.	RISK FACTORS

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “ITEM 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2010:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2010 – January 31, 2010	412,000	$25.43	412,000	$89.5
February 1, 2010 – February 28, 2010	3,281,596	$27.25	3,281,596	—
Total	3,693,596		3,693,596

    On January 13, 2010, the Board of Directors authorized the repurchase of up to $100.0 million of our common stock. This January 2010 authorization was completed in February 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

3.1	Tempur-Pedic International Inc. Fourth Amended and Restated By-Laws (Filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K as filed on March 11, 2010) (1)

10.1	Amended and Restated Annual Incentive Bonus Plan for Senior Executives (2)

10.2	Tempur-Pedic International Inc. Long-Term Incentive Plan (Filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K as filed on February 19, 2010) (1)(2)

10.3	Form of Performance Restricted Stock Unit Award Agreement (Filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K as filed on February 19, 2010) (1)(2)

10.4	Form of Restricted Stock Unit Award Agreement (Filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K as filed on February 19, 2010) (1)(2)

10.5	Form of Stock Option Agreement (Filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K as filed on February 19, 2010) (1)(2)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference.
(2)	Indicates management contract or compensatory plan or arrangement.
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

TEMPUR-PEDIC INTERNATIONAL INC.
(Registrant)

Date: April 27, 2010	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President, Chief Financial Officer
and Secretary