Form 10-Q
period 2010-06-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2010-07-28
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes     No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐

(Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of July 27, 2010 was 69,780,192 shares.

Special Note Regarding Forward-Looking Statements

    This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include information concerning our plans; objectives; goals; strategies; future events; future revenues or performance; the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments; investments in operating infrastructure; changes in capital expenditures; the impact of consumer confidence; litigation and similar issues; pending tax assessments; financial flexibility; the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market; the improvements in our Net sales; efforts to expand business within established accounts, improve account productivity, reduce costs and operating expenses and improve manufacturing productivity;  initiatives to improve gross margin; the vertical integration of our business; the development, rollout and market acceptance of new products, including the success of the TEMPUR-Cloud™ Supreme; our ability to further invest in the business and in brand awareness; our ability to meet financial obligations and continue to comply with the terms of our credit facility, including its financial ratio covenants; effects of changes in foreign exchange rates on our reported earnings; our expected sources of cash flow; our ability to effectively manage cash; our ability to align costs with sales expectations and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$263,044	$185,176	$516,933	$362,280
Cost of sales	135,003	98,845	264,083	194,088
Gross profit	128,041	86,331	252,850	168,192
Selling and marketing expenses	46,827	35,191	93,058	69,063
General, administrative and other expenses	27,364	21,978	53,652	44,086
Operating income	53,850	29,162	106,140	55,043

Other expense, net:
Interest expense, net	(3,786)	(4,477)	(6,975)	(9,048)
Other (expense) income, net	(64)	270	99	618
Total other expense	(3,850)	(4,207)	(6,876)	(8,430)

Income before income taxes	50,000	24,955	99,264	46,613
Income tax provision	16,485	8,098	32,506	16,418
Net income	$33,515	$16,857	$66,758	$30,195
Less: Net income attributable to the noncontrolling interest	9	—	104	—
Net income attributable to common stockholders	$33,506	$16,857	$66,654	$30,195

Earnings per common share:
Basic	$0.47	$0.23	$0.93	$0.40
Diluted	$0.46	$0.22	$0.90	$0.40
Weighted average common shares outstanding:
Basic	70,730	74,894	72,014	74,884
Diluted	73,152	75,493	74,438	75,036

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$15,367	$14,042
Accounts receivable, net	112,338	105,576
Inventories	65,310	57,686
Prepaid expenses and other current assets	14,174	11,268
Deferred income taxes	20,462	20,411
Total Current Assets	227,651	208,983
Property, plant and equipment, net	159,528	172,497
Goodwill	210,475	193,391
Other intangible assets, net	69,985	64,717
Other non-current assets	4,298	3,791
Total Assets	$671,937	$643,379

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$48,664	$47,761
Accrued expenses and other current liabilities	79,481	81,452
Income taxes payable	14,584	7,312
Total Current Liabilities	142,729	136,525
Long-term debt	435,000	297,470
Deferred income taxes	30,689	29,865
Other non-current liabilities	8,211	7,226
Total Liabilities	616,629	471,086

Commitments and contingencies—see Note 9

Equity attributable to common stockholders	53,979	172,293
Equity attributable to the noncontrolling interest	1,329	—
Total Stockholders’ Equity	55,308	172,293
Total Liabilities and Stockholders’ Equity	$671,937	$643,379

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,758	$30,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,706	15,514
Amortization of stock-based compensation	5,339	4,093
Amortization of deferred financing costs	345	345
Bad debt expense	1,278	3,864
Deferred income taxes	(2,697)	(6,148)
Foreign currency adjustments and other	(2,150)	148
Changes in operating assets and liabilities, net of effects of acquired business	(16,757)	17,439
Net cash provided by operating activities	67,822	65,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(18,692)	—
Purchases of property, plant and equipment	(6,698)	(4,728)
Payments for other	(184)	(155)
Net cash used by investing activities	(25,574)	(4,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	222,336	83,797
Repayments of long-term revolving credit facility	(83,313)	(133,036)
Proceeds from issuance of common stock	19,470	—
Excess tax benefit from stock-based compensation	2,613	—
Treasury shares repurchased	(200,000)	—
Net cash used by financing activities	(38,894)	(49,239)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,029)	(1,739)
Increase in cash and cash equivalents	1,325	9,589
CASH AND CASH EQUIVALENTS, beginning of period	14,042	15,385
CASH AND CASH EQUIVALENTS, end of period	$15,367	$24,974

Supplemental cash flow information:
Cash paid during the period for:
Interest	$6,397	$8,987
Income taxes, net of refunds	$23,641	$25,385

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

    The Company manufactures, markets and sells products including pillows, mattresses and other related products. The Company manufactures essentially all its pressure-relieving TEMPUR® products at three manufacturing facilities, with one located in Denmark and two in the U.S. The Company has sales distribution subsidiaries operating in North America, Europe and Asia Pacific and has third party distribution arrangements in certain other countries where it does not have subsidiaries. The Company sells its products through four sales channels: Retail, Direct, Healthcare and Third party.

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

    (d) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	June 30, 2010	December 31, 2009
Finished goods	$47,636	$41,805
Work-in-process	5,431	6,654
Raw materials and supplies	12,243	9,227
	$65,310	$57,686

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)
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

    The Company had the following activity for sales returns from December 31, 2009 to June 30, 2010:

Balance as of December 31, 2009	$4,233
Amounts accrued	22,758
Returns charged to accrual	(21,994)
Balance as of June 30, 2010	$4,997

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

    The Company had the following activity for warranties from December 31, 2009 to June 30, 2010:

Balance as of December 31, 2009	$4,052
Amounts accrued	2,223
Warranties charged to accrual	(2,287)
Balance as of June 30, 2010	$3,988

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

    The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $8,221 and $9,030 as of June 30, 2010 and December 31, 2009, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)
(In thousands, except per common share amounts)

    (h) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program.

    (i) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred and included in General, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income. Research and development costs charged to expense were approximately $1,699 and $1,640 for the three months ended June 30, 2010 and June 30, 2009, respectively. For the six months ended June 30, 2010 and 2009, research and development costs charged to expense were $3,549 and $3,099, respectively.

    (j) Subsequent Events—On July 15, 2010, the Board of Directors authorized a repurchase authorization of up to $100,000 of the Company’s common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility. This share repurchase program may be limited, suspended or terminated at any time without prior notice.

(2) Goodwill and Other intangible assets

    The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	North America	International	Total
Balance as of December 31, 2009	$89,929	$103,462	$193,391
Goodwill from acquisition	18,822	—	18,822
Foreign currency translation adjustments and other	(897)	(841)	(1,738)
Balance as of June 30, 2010	$107,854	$102,621	$210,475

    On April 1, 2010, the Company acquired its third party distributor in Canada.  The total amount of cash paid for the acquisition was approximately $18,692. Additional payments may be made to the former owners if certain financial targets are met, the present value of these payments as of the acquisition date was $6,241. Accordingly, the acquisition date fair value of the consideration transferred was $24,933. We estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model, which represents Level 3 fair value measure under U.S. GAAP.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing its purchase price allocation and accordingly, fair value estimates may change as valuations and assessments are completed.

Net working capital	42
Deferred tax liability	(1,782)
Property, plant and equipment	322
Intangible assets	7,529
Goodwill	18,822
Total purchase price	$24,933

    Intangible assets are comprised of $5,639 related to reacquired rights with a useful life of 3 years and $1,890 related to customer relationships with a useful life of 5 years.  The goodwill was assigned to the North American segment.  None of the goodwill is expected to be deductible for income tax purposes.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)
(In thousands, except per common share amounts)

    The following table summarizes information relating to the Company’s Other intangible assets:

		June 30, 2010			December 31, 2009
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000

Amortized intangible assets:
Technology	10	$16,000	$12,267	$3,733	$16,000	$11,467	$4,533
Patents & other trademarks	5-20	11,835	8,261	3,574	11,876	8,002	3,874
Customer database	5	4,760	4,592	168	4,855	4,593	262
Foam formula	10	3,700	2,837	863	3,700	2,652	1,048
Reacquired rights	3	5,382	448	4,934	—	—	—
Customer relationships	5	1,803	90	1,713	—	—	—
Total		$98,480	$28,495	$69,985	$91,431	$26,714	$64,717

    Amortization expense relating to intangible assets for the Company was $1,233 and $604 for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009 amortization expense relating to intangible assets was $1,904 and $1,210 respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any historical period.

(3) Long-term Debt

    (a) Long-term Debt—Long-term debt for the Company consists of the following:

	June 30, 2010	December 31, 2009
2005 Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (2.95% and 3.72% as of June 30, 2010 and December 31, 2009, respectively), commitment through and due June 8, 2012	$435,000	$294,000
Foreign Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (2.06% as of December 31, 2009), commitment through and due June 8, 2012	—	3,470
Long-term debt	$435,000	$297,470

    (b) Secured Credit Financing—On October 18, 2005, the Company entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities (Revolvers) that provide for the incurrence of indebtedness up to an aggregate principal amount of $640,000 and matures in 2012. The domestic credit facility is a five-year, $615,000 revolving credit facility (Domestic Revolver). The foreign credit facility is a five-year $25,000 revolving credit facility (Foreign Revolver). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $11,827 at June 30, 2010. After giving effect to letters of credit and $435,000 in borrowings under the Revolvers, total availability under the Revolvers was $193,173 as of June 30, 2010. Both credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in Amendment No. 3, plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility.  The facility fee is calculated based on the consolidated leverage ratio and ranges from .125% to .25%.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)
(In thousands, except per common share amounts)

    The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan-Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of June 30, 2010.

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

    The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  At June 30, 2010, the Company had an interest rate swap and foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

		Fair Value Measurements at June 30, 2010 Using:
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$31	$—	$31	$—
Interest rate swap	$4,142	$—	$4,142	$—

		Fair Value Measurements at December 31, 2009 Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$438	$—	$438	$—
Interest rate swap	$6,865	$—	$6,865	$—

The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2005 Senior Credit Facility (as defined in Note 3(b)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)
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

    As of June 30, 2010 the total notional amount of the Company’s interest rate swap agreement is $200,000. Over the next 12 months, the Company expects to reclassify $4,142 of deferred losses on derivative instruments from Accumulated OCL to earnings due to the payment of variable interest associated with the 2005 Senior Credit Facility.

Foreign Currency Exposures

    The Company is exposed to foreign currency risk primarily related to intercompany debt and associated interest payments. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward contracts. The Company does not designate any of these foreign currency forward contracts as hedging instruments, however, the Company considers the contracts as economic hedges. Accordingly, changes in the fair value of these instruments affect earnings during the current period. These foreign currency forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies. The fair value of foreign currency agreements are estimated as described in Note 4, “Fair Value Measurements” taking into consideration foreign currency rates and the current creditworthiness of the counterparties or the Company, as applicable.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)
(In thousands, except per common share amounts)

    As of June 30, 2010, the Company had foreign currency forward contracts with expiration dates ranging from July 2, 2010 through October 26, 2010. The changes in fair value of these foreign currency hedges are included as a component of Other (expense) income, net. As of June 30, 2010 the Company had the following outstanding foreign currency forward contracts:

Foreign Currency	Currency Denomination
Great Britain Pound		£3,625
Japanese Yen		¥380,192
Swedish Krona	kr.	6,783
Norwegian Krone	kr.	717
Australian Dollar		$924
New Zealand Dollar		$653
Singapore Dollar		$252
Canadian Dollar		$5,503
United States Dollar		$4,451

    As of June 30, 2010 and December 31, 2009, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

	Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Other non-current liabilities	$4,142	Other non-current liabilities	$6,865
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$31	Accrued expenses and other current liabilities	$438
		$4,173		$7,303

    The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three months ended June 30, 2010 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$1,788	Interest expense, net	$(1,757)	Interest expense, net	$—

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)
(In thousands, except per common share amounts)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	$(387)

    For the three months ended June 30, 2009:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$1,398	Interest expense, net	$(2,059)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	$(1,405)

    The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2010 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$2,723	Interest expense, net	$(3,488)	Interest expense, net	$—

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)
(In thousands, except per common share amounts)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	$(1,353)

    For the six months ended June 30, 2009:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$2,218	Interest expense, net	$(3,470)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	(2,146)

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

    (b) Share Repurchase Programs—On October 16, 2007, the Board of Directors authorized a repurchase authorization of up to $300,000 of the Company’s common stock. On January 13, 2010 the Board of Directors approved a share repurchase program of up to $100,000 of the Company’s common stock, which replaced the October 2007 authorization.  The Company repurchased 3,694 shares of the Company’s common stock for $100,000 from the January 2010 authorization and completed the purchases from this authorization in February 2010.  On April 15, 2010, the Board of Directors approved an additional share repurchase authorization of up to $100,000 of the Company’s common stock.  The Company repurchased 2,992 shares of the Company’s common stock for $100,000 from the April 2010 authorization and completed the purchases from this authorization in May 2010.  Share repurchases under authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)
(In thousands, except per common share amounts)
(7) Other Items

    (a) Property, plant and equipment—

    Property, plant and equipment, net consisted of the following:

	June 30, 2010	December 31, 2009
Land and buildings	$116,771	$123,743
Machinery and equipment, furniture and fixtures and other	197,788	202,474
Construction in progress	10,340	8,107
	324,899	334,324
Accumulated depreciation	(165,371)	(161,827)
	$159,528	$172,497

    (b) Accrued expenses and other current liabilities—

    Accrued expenses and other current liabilities consisted of the following:

	June 30, 2010	December 31, 2009
Salary and related expenses	$16,205	$18,131
Accrued unrecognized tax benefits	13,153	12,544
Accrued sales and value added taxes	11,258	11,472
Warranty accrual	3,988	4,052
Sales returns	4,997	4,233
Other	29,880	31,020
	$79,481	$81,452

    (c) Accumulated other comprehensive loss—

    Accumulated other comprehensive loss consisted of the following:

	June 30, 2010	December 31, 2009
Derivative instruments accounted for as hedges, net of tax of $1,616 and $2,678, respectively	$(2,526)	$(4,187)
Foreign currency translation	(17,137)	(3,817)
Accumulated other comprehensive loss	$(19,663)	$(8,004)

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)
(In thousands, except per common share amounts)

    (d) Comprehensive income

    The components of comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income attributable to common stockholders	$33,506	$16,857	$66,654	$30,195

Derivative instruments accounted for as hedges, net of taxes of $698, $545, $1,063 and $865, respectively	1,091	853	1,661	1,353
Cumulative translation adjustment	(7,892)	5,003	(13,320)	729
Comprehensive income attributable to common stockholders	26,705	22,713	54,995	32,277
Comprehensive income attributable to the noncontrolling interest	9	—	104	—
Total comprehensive income	$26,714	$22,713	$55,099	$32,277

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

    The Company granted PRSUs during the three and six months ended June 30, 2010. The maximum number of shares to be awarded under the PRSUs granted during the three and six months ended June 30, 2010 will be 12 and 418 shares, respectively, and will vest, if earned, at the end of the three-year performance period ending on December 31, 2012. Actual payout under the PRSUs granted in 2010 is dependent upon the achievement of certain financial goals, based on Net sales and Earnings Before Interest and Taxes (EBIT) margin targets. The Company recognized compensation expense of $356 and $463 associated with the 2010 PRSUs during the three and six months ended June 30, 2010, respectively. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the PRSUs was $3,419, as of June 30, 2010, which is expected to be recorded over the weighted average remaining life of 2.51 years. No PRSUs were granted during the six months ended June 30, 2009.

    The Company granted options to purchase 33 and 162 shares of common stock during the three and six months ending June 30, 2010. The Company recognized compensation expense of $221 and $280 associated with the 2010 grants during the three and six months ended June 30, 2010, respectively. The Company granted new options to purchase 278 and 1,694 shares of common stock during the three and six months ending June 30, 2009, respectively. The Company recognized compensation expense of $406 and $477 associated with the 2009 grants during the three and six months ended June 30, 2009, respectively. As of June 30, 2010, there was $1,910 of unrecognized compensation expense associated with the options granted in 2010, which is expected to be recorded over the weighted average remaining vesting period of 2.42 years. The options granted in the three months ended June 30, 2010 had a weighted average grant-date fair value of $15.31 per option, as determined by the Black-Scholes option pricing model using the following assumptions:

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)
(In thousands, except per common share amounts)

Expected volatility of stock	71.8 – 84.2%
Expected life of options, in years	2.0 – 4.0
Risk-free interest rate	1.0 – 2.3%
Expected dividend yield on stock	0.0 – 1.1%

    The Company granted 12 and 188 awards during the three and six months ended June 30, 2010 that consisted of restricted stock units (RSUs) and deferred stock units (DSUs). The Company recognized compensation expense of $504 and $643 associated with the 2010 RSUs and DSUs during the three and six months ended June 30, 2010, respectively. As of June 30, 2010, there was $4,618 of unrecognized compensation expense associated with the RSUs and DSUs granted in 2010, which is expected to be recorded over the weighted average remaining vesting period of 2.4 years. No RSUs or DSUs were granted during the six months ended June 30, 2009.

    The Company recorded $2,928 and $2,190 of total stock-based compensation expense for the three months ended June 30, 2010 and June 30, 2009, respectively. The Company recorded $5,339 and $4,093 of total stock-based compensation expense for the six months ended June 30, 2010 and 2009, respectively.

(9) Commitments and Contingencies

    (a) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs were not significant as of June 30, 2010 or December 31, 2009.

    (b) Antitrust Action—On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the Antitrust Action).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, the Company filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the plaintiffs filed a “Motion to Alter or Amend Judgment,” which was fully briefed. On May 1, 2008, that motion was denied.  The Jacobs appealed the dismissal of their claims, and the parties argued the appeal before the United States Circuit Court for the Eleventh Circuit on December 11, 2008.  The matter has been taken under advisement by the court.  The Company continues to strongly believe that the Antitrust Action lacks merit, and intends to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operation. Accordingly, the Company cannot make an estimate of the possible ranges of loss.

    (c) New York Attorney General—In December 2008, the Office of the Attorney General of the State of New York, Antitrust Bureau (OAG) requested that the Company consider discontinuing its unilateral retail price policy (UPPL) in the State of New York, and informed the Company that it may bring an enforcement action against the Company under New York law if the Company chose not to do so.  On March 29, 2010, the Office of the Attorney General filed suit in New York state court against the Company with respect to this matter.  The complaint does not charge the Company with any violation of state or federal antitrust law; instead it claims the Company violated a 1975 New York state law which declares certain contractual provisions to be unenforceable.  The Company believes that its UPPL complies with state and federal law and intends to vigorously defend it.  However, due to the inherent uncertainties of this matter, the Company cannot at this time predict the outcome of the enforcement action and can give no assurance that these claims will not have a material adverse affect on its financial position or results of operation. Accordingly, the Company cannot make an estimate of the possible range of loss.

    The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse affect on its business, financial condition, liquidity or operating results.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)
(In thousands, except per common share amounts)

(10) Income Taxes

    The Company’s effective tax rate for the three months ended June 30, 2010 and June 30, 2009 was 33.0% and 32.5% respectively. The Company’s effective tax rate for the six months ended June 30, 2010 and June 30, 2009 was 32.7% and 35.2% respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2010 and 2009 differed from the federal statutory rate of 35.0% principally because of certain foreign tax rate differentials, state and local income taxes, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

    The Company has not provided for U.S. federal and/or state income and foreign withholding taxes on $179,600 of undistributed earnings from non-U.S. operations as of June 30, 2010 because Tempur-Pedic International intends to reinvest such earnings indefinitely outside of the United States.  If these earnings were to be distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

    On October 24, 2007, the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years and an assessment with respect to the 2004 tax year on April 29, 2010.  The tax assessments relate to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $69,300 including interest and penalties.  On January 23, 2008 and May 26, 2010, the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 the Company filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and expects to finalize its position during 2010. The Company believes it has meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

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

    During the three and six months ended June 30, 2010, the liability for unrecognized tax benefits increased by $609 primarily related to interest on previously recorded liabilities.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)
(In thousands, except per common share amounts)

(11) Earnings Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to common stockholders	$33,506	$16,857	$66,654	$30,195

Denominator:
Denominator for basic earnings per common share-weighted average shares	70,730	74,894	72,014	74,884
Effect of dilutive securities:
Employee stock options	2,422	599	2,424	152
Denominator for diluted earnings per common share-adjusted weighted average shares	73,152	75,493	74,438	75,036

Basic earnings per common share	$0.47	$0.23	$0.93	$0.40

Diluted earnings per common share	$0.46	$0.22	$0.90	$0.40

    The Company excluded 22 and 4,508 shares issuable upon exercise of outstanding stock options for the three months ended June 30, 2010 and 2009, respectively, and 96 and 4,783 shares issuable upon exercise of outstanding stock options for the six month period ended June 30, 2010 and 2009, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or they were otherwise anti-dilutive.

(12) Business Segment Information

    The Company operates in two business segments: North America and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The North America segment consists of the two U.S. manufacturing facilities and our North American distribution subsidiaries. The International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the North American segment. The Company evaluates segment performance based on Net sales and Operating income.

    The following table summarizes Total assets by segment:

	June 30,	December 31,
	2010	2009
Total assets:
North America	$553,746	$481,942
International	282,888	274,112
Intercompany eliminations	(164,697)	(112,675)
	$671,937	$643,379

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)
(In thousands, except per common share amounts)

    The following table summarizes segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales from external customers:
North America
Mattresses	$136,686	$86,300	$254,072	$162,011
Pillows	14,058	11,029	28,187	20,874
Other	41,478	23,415	76,516	44,293
	$192,222	$120,744	$358,775	$227,178

International
Mattresses	$41,936	$38,044	$93,623	$81,461
Pillows	13,868	12,977	30,485	26,193
Other	15,018	13,411	34,050	27,448
	$70,822	$64,432	$158,158	$135,102

	$263,044	$185,176	$516,933	$362,280

Inter-segment sales:
North America	—	—	—	—
International	$456	$346	$661	$569
Intercompany eliminations	(456)	(346)	(661)	(569)
	$—	$—	$—	$—

Operating income:
North America	$36,076	$14,223	$63,123	$22,027
International	17,774	14,939	43,017	33.016
	$53,850	$29,162	$106,140	$55,043

Depreciation and amortization (including stock-based compensation amortization):
North America	$8,873	$7,554	$16,603	$14,876
International	2,176	2,423	4,442	4,731
	$11,049	$9,977	$21,045	$19,607

Capital expenditures:
North America	$2,578	$1,698	$3,927	$2,088
International	1,449	1,607	2,771	2,640
	$4,027	$3,305	$6,698	$4,728

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    In this discussion and analysis, the Company discusses and explains the financial condition and results of operations for Tempur-Pedic International Inc. for the three and six month periods ended June 30, 2010 and 2009 that includes the following points:

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

    Business Segment Information—We have two reportable business segments: North America and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The North American operating segment consists of two U.S. manufacturing facilities and our North American distribution subsidiaries. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the North American operating segment. We evaluate segment performance based on Net sales and Operating income.

    On April 1, 2010, we purchased our third party distributor in Canada. Accordingly, net sales in the Canadian market are reported in the appropriate channels within the North American segment. As Canada represented essentially all sales through the North American third party channel, we will no longer be reporting third party sales in this segment.

Strategy and Outlook

    Our goal is to become the world’s favorite mattress and pillow brand. In order to achieve this long-term goal while managing through the current economic environment, we expect to continue to pursue the key strategic goals using the related goals using the related strategies discussed below.

•
Make sure everyone knows that they would sleep better on a Tempur-Pedic – we plan to continue to invest in increasing our global brand awareness through advertising campaigns that further associate our brand name with overall sleep and premium quality products.

•	Make sure there is a Tempur-Pedic bed and pillow that appeals to everyone – we plan to continue to maintain our focus on premium mattresses and pillows and regularly introducing new products.

•	Make sure that Tempur-Pedic is available to everyone – we plan to expand our points of distribution and the effectiveness of our distribution channels.

•	Make sure that Tempur-Pedic continues to deliver the best sleep – we plan to continue to invest in product research and development.

In pursuing these strategic goals, we expect to continue to optimize our cost structure in order to enable these marketing and product development investments.

Results of Operations

Key financial highlights for the three and six months ended June 30, 2010 include the following:

•
Earnings per common share (EPS) were $0.46 per diluted common share for the three months ended June 30, 2010 compared to $0.22 for the three months ended June 30, 2009. For the six months ended June 30, 2010 EPS were $0.90 compared to $0.40 for the same period in 2009.

•
Net sales for the three months ended June 30, 2010 rose to $263.0 million from $185.2 million for the three months ended June 30, 2009. Net sales for the six months ended June 30, 2010 increased to $516.9 million from $362.3 million for the same period in 2009.

•
Our Gross profit margin for the three months ended June 30, 2010 was 48.7% compared to 46.6% for the three months ended June 30, 2009. For the six months ended June 30, 2010 our Gross profit margin was 48.9% compared to 46.4% for the same period in 2009.

•
During the six months ended June 30, 2010, we repurchased 6.7 million shares of our common stock at a total cost of $200.0 million. These purchases were funded by increased borrowings under our domestic revolving credit facility and operating cash flow.

(In thousands, except per common share amounts)	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Net sales	$263,044	100.0%	$185,176	100.0%	$516,933	100.0%	$362,280	100.0%
Cost of sales	135,003	51.3	98,845	53.4	264,083	51.1	194,088	53.6
Gross profit	128,041	48.7	86,331	46.6	252,850	48.9	168,192	46.4
Selling and marketing expenses	46,827	17.8	35,191	19.0	93,058	18.0	69,063	19.1
General, administrative and other expenses	27,364	10.4	21,978	11.9	53,652	10.4	44,086	12.1
Operating income	53,850	20.5	29,162	15.7	106,140	20.5	55,043	15.2
Interest expense, net	(3,786)	(1.5)	(4,477)	(2.3)	(6,975)	(1.3)	(9,048)	(2.5)
Other (expense) income, net	(64)	—	270	0.1	99	—	618	0.2
Income before income taxes	50,000	19.0	24,955	13.5	99,264	19.2	46,613	12.9
Income tax provision	16,485	6.3	8,098	4.4	32,506	6.3	16,418	4.6
Net income	33,515	12.7	16,857	9.1	66,758	12.9	30,195	8.3
Less: Net income attributable to the noncontrolling interest	9	—	—	—	104	—	—	—
Net income attributable to common stockholders	$33,506	12.7%	$16,857	9.1%	$66,654	12.9%	$30,195	8.3%

Earnings per common share:
Basic	$0.47		$0.23		$0.93		$0.40
Diluted	0.46		0.22		0.90		0.40
Weighted average common shares outstanding:
Basic	70,730		74,894		72,014		74,884
Diluted	73,152		75,493		74,438		75,036

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

    A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(in thousands)	2010	2009	2010	2009	2010	2009
Retail	$227,151	$155,575	$173,166	$105,576	$53,985	$49,999
Direct	18,127	10,785	16,203	9,428	1,924	1,357
Healthcare	7,898	8,261	2,853	2,686	5,045	5,575
Third Party	9,868	10,555	—	3,054	9,868	7,501
	$263,044	$185,176	$192,222	$120,744	$70,822	$64,432

    A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(in thousands)	2010	2009	2010	2009	2010	2009
Mattresses	$178,622	$124,344	$136,686	$86,300	$41,936	$38,044
Pillows	27,926	24,006	14,058	11,029	13,868	12,977
Other	56,496	36,826	41,478	23,415	15,018	13,411
	$263,044	$185,176	$192,222	$120,744	$70,822	$64,432

    Net sales. Net sales for the three months ended June 30, 2010 increased to $263.0 million from $185.2 million for the same period in 2009, an increase of $77.9 million, or 42.1%. During the second quarter of 2010, we experienced a significant improvement in Net sales. We believe our revenues are gaining momentum primarily as a result of investments made in marketing, research and development and product introductions. We were well positioned to make these investments because we maintained our financial flexibility during the economic downturn. In 2009 our industry was adversely affected by an unstable macroeconomic environment which had an adverse impact on our Net sales, however, at the end of 2009 and into 2010 we have experienced signs of improvement. Consolidated Mattress sales increased $54.3 million, or 43.7% compared to the second quarter of 2009. The increase in Mattress sales occurred primarily in our Retail channel, with Net sales increasing to $227.2 million from $155.6 million for the same period in 2009, an increase of $71.6 million, or 46.0%. Consolidated Pillow sales increased approximately $3.9 million, or 16.3%, from the second quarter of 2009. Consolidated Other, which includes adjustable bed bases, foundations and other related products, increased $19.7 million, or 53.4%. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

    North America. North American Net sales for the three months ended June 30, 2010 increased to $192.2 million from $120.7 million for the same period in 2009, an increase of $71.5 million, or 59.2%. Our North American Retail channel contributed $173.2 million in Net sales for the three months ended June 30, 2010 for an increase of $67.6 million, or 64.0%, compared to the same period in 2009. The introduction of our new product line, the TEMPUR-CloudTM collection, in the third quarter of 2009 has been well received by retailers and consumers. We believe these products appeal to a new consumer segment and has increased our Net sales. Additionally, we have experienced revenue growth in our pre-existing product line in the second quarter of 2010. North American mattress sales in the second quarter of 2010 increased $50.4 million, or 58.4%, over the same period in 2009, driven by an increase in our Retail channel. Net sales in the Direct channel increased by $6.8 million, or 71.9%. We believe increased sales in the Direct channel are a result of our focus on generating internet leads and investing in internet and direct mail advertising. Pillow sales increased $3.0 million, or 27.5% for the three months ended June 30, 2010. Other Net sales increased $18.1 million, or 77.1%, compared to the same period in 2009. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. Additionally, we have emphasized improved attach rates on adjustable bed bases which are sold at a higher price point than traditional foundations.

    International. International Net sales for the three months ended June 30, 2010 increased to $70.8 million from $64.4 million for the same period in 2009, an increase of $6.4 million, or 9.9%. On a constant currency basis, our International Net sales increased approximately 14.4%. We have experienced some stabilization of the global economic slowdown in our international markets, which also impacted Net sales in the second quarter of 2009. The International Retail channel increased $4.0 million, or 8.0%, for the three months ended June 30, 2010. Third party Net sales increased $2.4 million or 31.6%. Our introduction of the Sensation mattress line in the International segment has continued to be well accepted by retailers and consumers. As a result, International Mattress sales in the second quarter of 2010 increased $3.9 million, or 10.2%, over the second quarter of 2009. Pillow sales for the second quarter of 2010 increased $0.9 million, or 6.9%, as compared to the second quarter of 2009. Other Net sales increased $1.6 million, or 12.0%, as compared to the second quarter of 2009. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted.

    Gross profit. Gross profit for the three months ended June 30, 2010 increased to $128.0 million from $86.3 million for the same period in 2009, an increase of $41.7 million, or 48.3%. The Gross profit margin for the three months ended June 30, 2010 was 48.7% as compared to 46.6% for the same period in 2009. The principal factors that impacted Gross profit margin during the quarter are identified and discussed below in the respective segment discussions. Additionally, Gross profit margin is impacted by geographic mix between segments.

    North America. North American Gross profit for the three months ended June 30, 2010 increased to $88.0 million, an improvement of $37.5 million, or 74.2%.  The Gross profit margin in our North American segment was 45.8% and 41.8% for the three months ended June 30, 2010 and June 30, 2009, respectively. Improvements in our North American Gross profit margin were primarily driven by fixed cost leverage related to higher production volumes and improved efficiencies in manufacturing. These factors were partially offset by new product introductions and higher commodity costs. Additionally, the North American segment pays a royalty to our International segment based on its production volume, which has the effect of lowering the segment's reported Gross profit margin. North American Cost of sales for the three months ended June 30, 2010 increased to $104.3 million from $70.3 million for the same period in 2009, an increase of $34.0 million, or 48.4%.

    International. International Gross profit for the three months ended June 30, 2010 increased to $40.1 million, an improvement of $4.2 million, or 11.8%. The Gross profit margin in our International segment was 56.6% and 55.6% for the three months ended June 30, 2010 and June 30, 2009, respectively. Improvements in our International Gross profit margin were primarily driven by fixed cost leverage related to higher production volumes and improved efficiencies in manufacturing. These factors were partially offset by new product introductions and higher commodity costs. Additionally, the International segment receives a royalty from our North American segment based on their production volume, which has the effect of increasing the segment's reported Gross profit margin. Our International Cost of sales for the three months ended June 30, 2010 increased to $30.7 million from $28.6 million for the same period in 2009, an increase of $2.2 million, or 7.6%.

    Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials and sales force compensation. We also include in Selling and marketing expense certain new product development costs, including market research and new product testing. In the second quarter of 2010, Selling and marketing expenses increased to $46.8 million as compared to $35.2 million for the three months ended June 30, 2009. Selling and marketing expenses as a percentage of Net sales were 17.8% and 19.0% for the three months ended June 30, 2010 and June 30, 2009, respectively. Our objective is to align advertising costs to reflect our sales expectations. During the second quarter of 2010 we continued to make investments in advertising to support future growth. For example, our new marketing and advertising campaign “Ask Me,” which launched in 2009, focuses on increasing awareness of our products and the benefits they offer through word-of-mouth and social networking outlets.

    General, administrative and other expenses. General, administrative and other expenses include management compensation, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses increased to $27.4 million for the three months ended June 30, 2010 as compared to $22.0 million for the three months ended June 30, 2009. The increase in General, administrative and other expenses are primarily a result of a larger bonus pool in the second quarter of 2010 compared to 2009 and an increase in legal fees incurred in the same period related to the acquisition of our former third party distributor in Canada. The effects of these items have been partially offset by a lower level of bad debt expense in 2010 compared to 2009. Additionally, in 2010 we have increased our investment in research and development in order to improve our existing product lines and continue to introduce new and differentiated products. General, administrative and other expenses as a percentage of Net sales were 10.4% and 11.9% in the second quarter of 2010 and 2009, respectively.

    Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $3.8 million for the three months ended June 30, 2010, as compared to $4.5 million for the three months ended June 30, 2009, a decrease of $0.7 million, or 15.4%.  The decrease in interest expense is primarily attributable to a decrease in the underlying debt related to our interest rate swap, offset slightly by an increase in debt outstanding not subject to the interest rate swap. As we increase our borrowings, we are subject to variable rate debt that is not protected under the interest rate swap described below. Accordingly, if interest rates increase we may incur a higher level of interest expense. The variable interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating London Inter-bank Offering Rate (LIBOR) based interest rate to 3.755% on $200.0 million of the outstanding balance as of June 30, 2010 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap amortizes as follows: to $300.0 million on November 28, 2008 (through November 2009); to $200.0 million on November 28, 2009 (through November 28, 2010); and to $100.0 million on November 28, 2010 (through November 28, 2011).

    Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our domestic and foreign operations. Our effective tax rate for the three months ended June 30, 2010 and June 30, 2009 was 33.0% and 32.5% respectively.  The difference between the June 30, 2010 and June 30, 2009 effective tax rate is primarily related to the mix of earnings before taxes between U.S. and International with the U.S. making up a greater percent during the three months ended June 30, 2010.

    On October 24, 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years and an assessment with respect to the 2004 tax year on April 29, 2010.  The tax assessments relate to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $69.3 million including interest and penalties.  On January 23, 2008 and May 26, 2010 we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 we filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and expects to finalize its position during 2010. We believe we have meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

    A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In thousands)	2010	2009	2010	2009	2010	2009
Retail	$439,891	$306,097	$316,383	$198,987	$123,508	$107,110
Direct	34,741	20,514	30,758	17,906	3,983	2,608
Healthcare	17,796	17,163	6,291	5,380	11,505	11,783
Third Party	24,505	18,506	5,343	4,905	19,162	13,601
	$516,933	$362,280	$358,775	$227,178	$158,158	$135,102

    A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In thousands)	2010	2009	2010	2009	2010	2009
Mattresses	$347,695	$243,472	$254,072	$162,011	$93,623	$81,461
Pillows	58,672	47,067	28,187	20,874	30,485	26,193
Other	110,566	71,741	76,516	44,293	34,050	27,448
	$516,933	$362,280	$358,775	$227,178	$158,158	$135,102

    Net sales. Net sales for the six months ended June 30, 2010 increased to $516.9 million from $362.3 million for the same period in 2009, an increase of $154.7 million, or 42.7%. During 2010 we have experienced a significant improvement in Net sales. We believe our revenues are gaining momentum primarily as a result of investments made in marketing, research and development and product introductions. We were well positioned to make these investments because we maintained our financial flexibility during the economic downturn. In 2009 our industry was adversely affected by an unstable macroeconomic environment which had an adverse impact on our Net sales, however, at the end of 2009 and into 2010 we have experienced signs of improvement. Consolidated Mattress sales increased $104.2 million, or 42.8% compared to the six months ended June 30, 2009. The increase in Mattress sales occurred primarily in our Retail channel with net sales for the six months increasing to $439.9 million from $306.1 million for the same period in 2009, an increase of $133.8 million, or 43.7%. Consolidated Pillow sales increased to $58.7 million from $47.1 million for the same period in 2009, an increase of $11.6 million, or 24.7%. Consolidated Other Net sales increased to $110.6 million from $71.7 million for the same period in 2009, an increase of $38.8 million or 54.1%. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

    North America. North American Net sales for the six months ended June 30, 2010 increased to $358.8 million from $227.2 million for the same period in 2009, an increase of $131.6 million, or 57.9%. Our North American Retail channel contributed $316.4 million in Net sales for the six months ended June 30, 2010 for an increase of $117.4 million, or 59.0%, compared to the same period in 2009. The introduction of our new product line, the TEMPUR-Cloud™ collection, in the third quarter of 2009 has been well received by retailers and consumers. We believe these products appeal to a new consumer segment and has increased our Net sales. Additionally, we have experienced revenue growth in our pre-existing product line in 2010. In January 2010, we launched the second mattress in this line, the TEMPUR-Cloud™.  North American mattress sales increased $92.1 million, or 56.8%, over the same period in 2009, driven by the increase in our Retail channel. Net sales in the Direct channel increased to $30.8 million from $17.9 million during the same period in 2009, an increase of $12.9 million, or 71.8%. We believe increased sales in the Direct channel are a result of our focus on generating internet leads and investing in internet and direct mail advertising. Pillow sales increased $7.3 million, or 35.0%, over the same period in 2009.  Other Net sales increased $32.2 million, or 72.7%, compared to the same period in 2009. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. Additionally, we have emphasized improved attach rates on adjustable bed bases which are sold at a higher price point than traditional foundations.

    International. International Net sales for the six months ended June 30, 2010 increased to $158.2 million from $135.1 million for the same period in 2009, an increase of $23.1 million, or 17.1%. On a constant currency basis, our International Net sales increased approximately 14.8%. We have experienced some stabilization of the global economic slowdown in our international markets, which also impacted Net sales in 2009. The International Retail channel increased $16.4 million, or 15.3%, for the six months ended June 30, 2010. Third party Net sales increased $5.6 million or 40.9%. Our introduction of the Sensation mattress line in the International segment has continued to be well accepted by retailers and consumers. As a result, International mattress sales increased $12.2 million, or 14.9%, as compared to 2009. Pillow sales for 2010 increased $4.3 million, or 16.4%, compared to the same period in 2009. Other product Net sales increased $6.6 million, or 24.1%, as compared to 2009. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted

    Gross profit. Gross profit for the six months ended June 30, 2010 increased to $252.9 million from $168.2 million for the same period in 2009, an increase of $84.7 million, or 50.3%.  The Gross profit margin for the six months ended June 30, 2010 was 48.9% as compared to 46.4% for the same period in 2009. The principal factors that affected Gross profit margin during the year are identified and discussed below, in the respective segment discussion. Additionally, Gross profit margin is impacted by geographic mix between segments.

    North America. North American Gross profit for the six months ended June 30, 2010 increased to $161.9 million from $93.2 million for the same period in 2009, an increase of $68.7 million, or 73.6%.  The Gross profit margin in our North American segment was 45.1% and 41.0% for the six months ended June 30, 2010 and June 30, 2009, respectively. Improvements in our North American Gross profit margin were primarily driven by fixed cost leverage related to higher production volumes and improved efficiencies in manufacturing. These factors were partially offset by new product introductions and higher commodity costs. Additionally, the North American segment pays a royalty to our International segment based on its production volume, which has the effect of lowering the segment's reported Gross profit margin. Our North American cost of sales increased to $196.9 million for the six months ended June 30, 2010 as compared to $133.9 million for the six months ended June 30, 2009, an increase of $62.9 million, or 47.0%.

    International. International Gross profit for the six months ended June 30, 2010 increased to $90.9 million from $74.9 million for the same period in 2009, an increase of $16.0 million, or 21.3%. The Gross profit margin in our International segment was 57.5% and 55.5% for the six months ended June 30, 2010 and June 30, 2009, respectively. For the six months ended June 30, 2010, improvements in our International Gross profit margin were primarily driven by fixed cost leverage related to higher production volumes and improved efficiencies in manufacturing. These factors were partially offset by new product introductions and higher commodity costs. Additionally, the International segment receives a royalty from our North American segment based on their production volume, which has the effect of increasing the segment's reported Gross profit margin. Our International Cost of sales for the six months ended June 30, 2010 increased to $67.2 million from $60.2 million for the same period in 2009, an increase of $7.1 million, or 11.7%.

    Selling and marketing expenses. Selling and marketing expenses increased to $93.1 million for the six months ended June 30, 2010 as compared to $69.1 million for the six months ended June 30, 2009. Selling and marketing expenses as a percentage of Net sales decreased to 18.0% for the six months ended June 30, 2010 from 19.1% for the same period for 2009. During 2010 we have continued to make investments in advertising to support future growth. For example, our new marketing and advertising campaign “Ask Me,” which launched in 2009, focuses on increasing awareness of our products and the benefits they offer through word-of-mouth and social networking outlets.

    General, administrative and other expenses. General, administrative and other expenses increased to $53.7 million for the six months ended June 30, 2010 as compared to $44.1 million for the six months ended June 30, 2009, an increase of $9.6 million, or 21.7%. The increase in General, administrative and other expenses are primarily a result of a larger bonus pool in 2010 compared to 2009 and an increase in legal fees incurred in the same period related to the acquisition of our former third party distributor in Canada. The effects of these items have been partially offset by a lower level of bad debt expense in 2010 compared to 2009. Additionally, in 2010 we have increased our investment in research and development in order to improve our existing product lines and continue to introduce new and differentiated products. General, administrative and other expenses as a percentage of Net sales was 10.4% and 12.1% for the six months ended June 30, 2010 and June 30, 2009, respectively.

    Interest expense, net. Interest expense, net, decreased to $7.0 million for the six months ended June 30, 2010, as compared to $9.0 million for the six months ended June 30, 2009, a decrease of $2.1 million, or 22.9%.  The decrease in interest expense is primarily attributable to a decrease in the underlying debt related to our interest rate swap, offset slightly by an increase in debt outstanding not subject to the interest rate swap. As we increase our borrowings, we are subject to variable rate debt that is not protected under the interest rate swap described below. Accordingly, if interest rates increase we may incur a higher level of interest expense. The variable interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating London Inter-bank Offering Rate (LIBOR) based interest rate to 3.755% on $200.0 million of the outstanding balance as of June 30, 2010 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap amortizes as follows: to $300.0 million on November 28, 2008 (through November 2009); to $200.0 million on November 28, 2009 (through November 28, 2010); and to $100.0 million on November 28, 2010 (through November 28, 2011).

    Income tax provision. Our effective tax rate for the six months ended June 30, 2010 was 32.7%.  For the same period in 2009, the effective tax rate was 35.2%.  The decrease in the effective tax rate is primarily due to the tax charge on a previously recognized foreign tax benefit taken in the first quarter of 2009.

Liquidity and Capital Resources

Liquidity

    Our principal sources of funds are cash flows from operations and borrowings made pursuant to our credit facility. Principal uses of funds consist of share repurchases made from time to time pursuant to share repurchase authorizations, acquisition of certain former third party distributors, payments of principal and interest on our debt facilities and capital expenditures. At June 30, 2010, we had working capital of $84.9 million including Cash and cash equivalents of $15.4 million compared to working capital of $72.5 million including $14.0 million in Cash and cash equivalents as of December 31, 2009.  Working capital increased in the second quarter of 2010 primarily as a result of increased levels of both Accounts receivable and Inventory, slightly offset by an increase in Income taxes payable.

    Our cash flow from operations increased to $67.8 million for the six months ended June 30, 2010 from $65.5 million for the six months ended June 30, 2009. The increase in operating cash flow for the six months ended June 30, 2010 compared to compared to the six month period ended June 30, 2009 was primarily driven by Net income growth, offset by changes in operating assets and liabilities. The increases in Accounts receivable, Inventories and Income taxes payable are related to increased sales.

    Net cash used in investing activities increased to $25.6 million for the six months ended June 30, 2010 as compared to $4.9 million for the six months ended June 30, 2009, primarily related to the acquisition of our former third party distributor in Canada and an increase in capital expenditures. In 2010 we are investing in capital projects that we believe will create operational efficiencies and support future growth.

    Cash flow used by financing activities was $38.9 million for the six months ended June 30, 2010 as compared to $49.2 million used for the six months ended June 30, 2009, representing a decrease in cash flow used of $10.3 million, primarily related to an increase in current borrowings under our credit facility. These borrowings were utilized to complete $200.0 million in share repurchases of our common stock.  Additionally, we received $19.5 million in proceeds from stock option exercises during the six months ended June 30, 2010 as compared to no proceeds for the same period in 2009.

Capital Expenditures

    Capital expenditures totaled $6.7 million for the six months ended June 30, 2010 and $4.7 million for the six months ended June 30, 2009. We currently expect our 2010 capital expenditures to range from $20.0 to $22.0 million. This expected increase in capital expenditures in 2010 is attributable to projects that we believe will create operational efficiencies and support future growth.

Debt Service

    Our Long-term debt increased to $435.0 million as of June 30, 2010 from $297.5 million as of December 31, 2009 due primarily to our share repurchase program. After giving effect to $435.0 million in borrowings under the 2005 Senior Credit Facility and letters of credit outstanding, total availability under the Revolvers was $193.2 million as of June 30, 2010.

    As of June 30, 2010, we are in compliance with our debt covenants. The table below sets forth the calculation of our compliance with the Funded debt to Adjusted Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) covenant. Both Funded debt and Adjusted EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt.

Reconciliation of Net Income to Adjusted EBITDA

    The following table sets forth the reconciliation of the Company’s reported Net income to the calculation of Adjusted EBITDA for the trailing twelve months ended June 30, 2010:

	Three Months Ended				Twelve Months Ended
(In thousands)	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	June 30, 2010
GAAP Net income attributable to common stockholders	$25,684	$29,114	$33,148	$33,506	$121,452
Plus:
Interest expense	4,311	3,990	3,189	3,786	15,276
Income taxes	12,467	14,159	16,021	16,485	59,132
Depreciation & Amortization	10,367	10,239	9,996	11,049	41,651
Other (1)	—	—	361	202	563
Adjusted EBITDA	$52,829	$57,502	$62,715	$65,028	$238,074

(1) Includes professional costs incurred in connection with the acquisition of our Canadian distributor, which closed on April 1, 2010. In accordance with our 2005 Senior Credit Facility, this amount is excluded from the calculation of Adjusted EBITDA for purposes of calculating compliance with the ratio of Funded debt to Adjusted EBITDA.

Reconciliation of Total debt to Funded debt

    The following table sets forth the reconciliation of the Company’s reported Total debt to the calculation of Funded debt and Funded debt to Adjusted EBITDA ratio as of June 30, 2010:

As of
In thousands	June 30, 2010
GAAP basis Total debt	$435,000
Plus:
Letters of credit outstanding	11,827
Funded debt	$446,827

Adjusted EBITDA	$238,074
Funded debt to Adjusted EBITDA	1.88 times

    The ratio of Funded debt to Adjusted EBITDA was 1.88 times, within the covenant in the 2005 Senior Credit Facility, which requires this ratio not exceed 3.0 times.

    The interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $200.0 million of the outstanding balance as of June 30, 2010 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap declines as follows: to $300.0 million on November 28, 2008 (through November, 2009); to $200.0 million on November 28, 2009 (through November, 2010) and to $100.0 million on November 28, 2010 (through November 28, 2011).

Stockholders’ Equity

    Share Repurchase Program—On October 16, 2007, our Board of Directors authorized a share repurchase authorization of up to $300.0 million of our common stock. On January 13, 2010 our Board of Directors approved a share repurchase program of up to $100.0 million of our common stock which replaced the October 2007 authorization. During the three months ended March 31, 2010, we repurchased 3.7 million shares of our common stock for $100.0 million and completed the January 2010 authorization.  On April 15, 2010 our Board of Directors approved an additional authorization to purchase up to $100.0 million of our common stock. During the three months ended June 30, 2010 we repurchased 3.0 million shares of our common stock for $100.0 million and completed the April 2010 authorization. Share repurchases under authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate.

Use of Non-GAAP Measures

    We provide information regarding Adjusted EBITDA and Funded debt which are not recognized terms under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. A reconciliation of our Net income to Adjusted EBITDA and a reconciliation of Total debt to Funded debt have been provided in this Management’s Discussion and Analysis and we believe the use of these non-GAAP financial measures provide investors with additional useful information with respect to our 2005 Senior Credit Facility.

Factors That May Affect Future Performance

General Business and Economic Conditions—Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The U.S. macroeconomic environment was challenging in 2009 and was the primary factor in a slowdown in the mattress industry. In addition, our International segment experienced weakening as a result of general business and economic conditions in several European and Asian markets. We expect the economic environment in the U.S. and internationally to continue to be challenging.

    In light of the macroeconomic environment, we took steps to further align our cost structure with our anticipated level of Net sales. During the remainder of 2010, we expect to continue to pursue certain key strategies including: maintaining focus on premium mattresses and pillows and regularly introducing new products; investing in increasing our global brand awareness; extending our presence and improving our Retail account productivity; investing in our operating infrastructure to meet the requirements of our business; and taking actions to further strengthen our business.

    Managing Growth—Over the last few years, we have had to manage our business both through periods of rapid growth and the current recovering economic environment. Our Net sales increased from $221.5 million in 2001 to $1,106.7 million in 2007 and decreased to $927.8 million in 2008 and $831.2 million for the year ended December 31, 2009. For the six months ended June 30, 2010, our Net sales were $516.9 million. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these types of challenges, management has continued to enhance operating and financial infrastructure, as appropriate. In addition, during 2007 through 2009, we had to manage a decline in sales as a result of the macroeconomic environment. During this period, we had to manage our cost structure to contain costs. Going forward, we expect our expenditures to enhance our operating and financial infrastructure, as well as expenditures for advertising and other marketing-related activities, will continue to be made as the continued growth in the business allows us the ability to invest. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

    Gross Margins—Our gross margin is primarily impacted by the cost of raw materials, operational efficiency, product, channel and geographic mix and volume incentives offered to certain retail accounts. At the end of 2009 and into 2010 we experienced increases in our raw material pricing. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. We have made significant investments in our manufacturing infrastructure and have significant available manufacturing capacity. If we increase our Net sales significantly the effect of this operating leverage could have a significant positive impact on our gross margin. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than pillows and are sold with lower margin products such as foundations and bed frames. We expect our gross margins to be up for the full year 2010 through sales leverage, our productivity programs and selective price increases.

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

Our largest competitors have significant marketing and manufacturing resources and strong brand name recognition and sell their products through broad and well established distribution channels. Additionally, we believe that a number of our significant competitors offer mattress products claimed to be similar to our TEMPUR® mattresses and pillows. We provide strong channel profits to our retailers and distributors which management believes will continue to provide an attractive business model for our retailers and discourage them from carrying competing lower-priced products.

    Significant Growth Opportunities—We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. However, our business may be affected by general business and economic conditions that could have an impact on demand for our products. Additionally, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line and our new segmentation of products, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level, which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts provides for continued growth opportunities and market share gains. However, our business may continue to be affected by general business and economic conditions that could have an impact on demand for our products, which could limit our market share and decrease sales. Our products are currently sold in approximately 6,900 furniture and bedding retail stores in the North American segment, out of a total of approximately 11,500 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 8,000 to 9,000 over time. Our products are also sold in approximately 5,150 furniture retail and department stores in the International segment, out of a total of approximately 7,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

    Financial Leverage—As of June 30, 2010, we had $435.0 million of total Long-term debt outstanding, and our Equity attributable to common stockholders was $54.0 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. Since December 31, 2007, we have reduced our total debt outstanding by $167.0 million. Our repatriation of foreign earnings in 2008 and 2009, suspension of our quarterly cash dividend and modest debt rebalancing between our North American and International segments, together with productivity improvements and cost containment initiatives enabled us to decrease our financial leverage and increase our financial flexibility. During the first six months of 2010, we increased our total debt by $137.5 million; however our improved financial performance over this period has mitigated the impact of this increased debt on our leverage ratios. We currently are targeting a Funded debt to Adjusted EBITDA ratio between 1.5 to 2.0 times although we may exceed this range on a temporary basis or change the target range. There can be no assurance however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our 2005 Senior Credit Facility. In May 2008, we entered into an interest rate swap to manage interest costs and the risk associated with changing interest rates. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” under Part I of this report.

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

    We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential change in fair value on foreign currency forward contracts outstanding at June 30, 2010, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.01 million.  Such changes would be largely offset by gains or losses from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

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

    Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On June 30, 2010, we had variable-rate debt of approximately $235.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $2.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

    During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

    See Note 9 to the Notes to the Condensed Consolidated Financial Statements in ITEM 1 under Part I of this report for a description of our legal proceedings.

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

    On October 24, 2007, the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years and an assessment with respect to the 2004 tax year on April 29, 2010.  The tax assessments relate to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $69.3 million including interest and penalties.  On January 23, 2008 and May 26, 2010 the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  On August 8, 2008 the Company filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and expects to finalize its position during 2010. The Company believes it has meritorious defenses to the proposed adjustment and will oppose the assessment in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (a) Not applicable.

    (b) Not applicable.

    (c) Issuer Purchases of Equity Securities

    The following table sets forth purchases of our common stock for the three months ended June 30, 2010:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2010 – April 30, 2010	553,701	$34.18	553,701	$81.1
May 1, 2010 – May 31, 2010	2,438,350	$33.21	2,438,350	—
June 1, 2010 – June 30, 2010	—	—	—	—
Total	2,992,051		2,992,051

    On April 15, 2010, the Board of Directors authorized the repurchase of up to $100.0 million of our common stock. This April 2010 authorization was completed in May 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 5.	OTHER INFORMATION

    (a) Not applicable.

    (b) Not applicable.

ITEM 6.	EXHIBITS

    The following is an index of the exhibits included in this report:

10.1		Non-Employee Director Deferred Compensation Plan as adopted May 4, 2010 (1)

10.2		Form of Non-Employee Director Stock Option Agreement (1)

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from Tempur-Pedic International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Indicates management contract or compensatory plan or arrangement.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC.
(Registrant)

Date: July 28, 2010	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer