Form 10-Q
period 2010-09-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2010-10-28
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of October 26, 2010 was 68,165,595 shares.

Special Note Regarding Forward-Looking Statements

    This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning our plans; objectives; goals; strategies; future events; future revenues or performance; the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments; investments in operating infrastructure; changes in capital expenditures; the impact of consumer confidence; litigation and similar issues; pending tax assessments; financial flexibility; the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market; the improvements in our Net sales; efforts to expand business within established accounts, improve account productivity, reduce costs and operating expenses and improve manufacturing productivity;  initiatives to improve gross margin; the vertical integration of our business; the development, rollout and market acceptance of new products, including the success of the TEMPUR-Cloud™ collection; our ability to further invest in the business and in brand awareness; our ability to meet financial obligations and continue to comply with the terms of our credit facility, including its financial ratio covenants; effects of changes in foreign exchange rates on our reported earnings; our expected sources of cash flow; our ability to effectively manage cash; our ability to align costs with sales expectations and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$295,785	$224,082	$812,718	$586,362
Cost of sales	145,031	117,373	409,114	311,461
Gross profit	150,754	106,709	403,604	274,901
Selling and marketing expenses	53,215	39,272	146,273	108,335
General, administrative and other expenses	29,385	24,761	83,037	68,847
Operating income	68,154	42,676	174,294	97,719

Other expense, net:
Interest expense, net	(4,068)	(4,311)	(11,043)	(13,359)
Other (expense) income, net	(624)	(214)	(525)	404
Total other expense	(4,692)	(4,525)	(11,568)	(12,955)

Income before income taxes	63,462	38,151	162,726	84,764
Income tax provision	19,324	12,467	51,830	28,885
Net income	$44,138	$25,684	$110,896	$55,879
Net loss (income) attributable to the noncontrolling interest	60	—	(44)	—
Net income attributable to common stockholders	$44,198	$25,684	$110,852	$55,879

Earnings per common share:
Basic	$0.64	$0.34	$1.56	$0.75
Diluted	$0.62	$0.34	$1.51	$0.74
Weighted average common shares outstanding:
Basic	69,199	74,938	71,065	74,902
Diluted	71,433	76,166	73,450	75,396

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$38,048	$14,042
Accounts receivable, net	127,453	105,576
Inventories	68,175	57,686
Prepaid expenses and other current assets	15,027	11,268
Deferred income taxes	19,155	20,411
Total Current Assets	267,858	208,983
Property, plant and equipment, net	162,910	172,497
Goodwill	211,723	193,391
Other intangible assets, net	69,179	64,717
Other non-current assets	4,280	3,791
Total Assets	$715,950	$643,379

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$62,798	$47,761
Accrued expenses and other current liabilities	94,461	81,452
Income taxes payable	19,846	7,312
Total Current Liabilities	177,105	136,525
Long-term debt	436,000	297,470
Deferred income taxes	30,732	29,865
Other non-current liabilities	4,254	7,226
Total Liabilities	648,091	471,086

Commitments and contingencies—see Note 9

Equity attributable to common stockholders	66,590	172,293
Equity attributable to the noncontrolling interest	1,269	—
Total Stockholders’ Equity	67,859	172,293
Total Liabilities and Stockholders’ Equity	$715,950	$643,379

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,896	$55,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,870	23,526
Amortization of stock-based compensation	7,953	6,448
Amortization of deferred financing costs	517	518
Bad debt expense	2,072	4,659
Deferred income taxes	(1,509)	(8,006)
Foreign currency adjustments	(1,504)	34
Loss on disposal of equipment	1,081	—
Changes in operating assets and liabilities, net of effects of acquired business	(3,662)	37,345
Net cash provided by operating activities	139,714	120,403

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(18,692)	—
Purchases of property, plant and equipment	(12,330)	(8,961)
Payments for other	(152)	(87)
Net cash used by investing activities	(31,174)	(9,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	289,336	85,797
Repayments of long-term revolving credit facility	(149,313)	(189,036)
Proceeds from issuance of common stock	22,015	129
Excess tax benefit from stock-based compensation	3,282	—
Treasury shares repurchased	(250,000)	—
Net cash used by financing activities	(84,680)	(103,110)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	146	(3,627)
Increase in cash and cash equivalents	24,006	4,618
CASH AND CASH EQUIVALENTS, beginning of period	14,042	15,385
CASH AND CASH EQUIVALENTS, end of period	$38,048	$20,003

Supplemental cash flow information:
Cash paid during the period for:
Interest	$10,008	$13,187
Income taxes, net of refunds	$38,967	$28,672

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

    (d) Inventories—Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

	September 30, 2010	December 31, 2009
Finished goods	$51,588	$41,805
Work-in-process	6,136	6,654
Raw materials and supplies	10,451	9,227
Inventories	$68,175	$57,686

  TEMPUR-PEDIC INERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
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

    The Company had the following activity for sales returns from December 31, 2009 to September 30, 2010:

Balance as of December 31, 2009	$4,233
Amounts accrued	34,034
Returns charged to accrual	(32,996)
Balance as of September 30, 2010	$5,271

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

    The Company had the following activity for warranties from December 31, 2009 to September 30, 2010:

Balance as of December 31, 2009	$4,052
Amounts accrued	3,186
Warranties charged to accrual	(3,138)
Balance as of September 30, 2010	$4,100

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

    The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $9,464 and $9,030 as of September 30, 2010 and December 31, 2009, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(In thousands, except per common share amounts)

    (h) Advertising Costs—The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program.

    (i) Research and Development Expenses—Research and development expenses for new products are expensed as they are incurred and included in General, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income. Research and development costs charged to expense were approximately $1,714 and $1,481 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, research and development costs charged to expense were $5,263 and $4,580, respectively.

    (j) Subsequent Events—On October 15, 2010 the Company’s Board of Directors approved the purchase of an additional $50,000 of it's common stock under the previously approved July 2010 authorization. The total amount of the Company’s common stock available for repurchase under this authorization is $100,000. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under the Company’s credit facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

(2) Goodwill and Other intangible assets

    The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	North America	International	Total
Balance as of December 31, 2009	$89,929	$103,462	$193,391
Goodwill from acquisition	18,581	—	18,581
Foreign currency translation adjustments and other	(228)	(21)	(249)
Balance as of September 30, 2010	$108,282	$103,441	$211,723

    On April 1, 2010, the Company acquired its third party distributor in Canada.  The total amount of cash paid for the acquisition was $18,692. Additional payments may be made to the former owners if certain financial targets are met; the present value of these payments as of the acquisition date was $6,241. Accordingly, the acquisition date fair value of the consideration transferred was $24,933. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model, which represents Level 3 fair value measure under U.S. GAAP.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing its purchase price allocation and accordingly, fair value estimates may change as valuations and assessments are completed.

Net working capital	$456
Deferred tax liability	(1,955)
Property, plant and equipment	322
Intangible assets	7,529
Goodwill	18,581
Total purchase price	$24,933

    Intangible assets are comprised of $5,639 related to reacquired rights with a useful life of 3 years and $1,890 related to customer relationships with a useful life of 5 years.  The goodwill was assigned to the North American segment.  None of the goodwill is expected to be deductible for income tax purposes.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(In thousands, except per common share amounts)

     The following table summarizes information relating to the Company’s Other intangible assets:

		September 30, 2010			December 31, 2009
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$12,667	$3,333	$16,000	$11,467	$4,533
Patents & other trademarks	5-20	12,033	8,436	3,597	11,876	8,002	3,874
Customer database	5	4,824	4,668	156	4,855	4,593	262
Foam formula	10	3,700	2,929	771	3,700	2,652	1,048
Reacquired rights	3	5,570	927	4,643	—	—	—
Customer relationships	5	1,866	187	1,679	—	—	—
Other intangible assets, net		$98,993	$29,814	$69,179	$91,431	$26,714	$64,717

    Amortization expense relating to intangible assets for the Company was $1,219 and $600 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009 amortization expense relating to intangible assets was $3,123 and $1,810 respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any historical period.

(3) Long-term Debt

(a)	Long-term Debt—Long-term debt for the Company consists of the following:

	September 30, 2010	December 31, 2009
2005 Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (3.00% and 3.72% as of September 30, 2010 and December 31, 2009, respectively), commitment through and due June 8, 2012	$436,000	$294,000
Foreign Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (2.06% as of December 31, 2009), commitment through and due June 8, 2012	—	3,470
Long-term debt	$436,000	$297,470

    (b) Secured Credit Financing—On October 18, 2005, the Company entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities (Revolvers) that provide for the incurrence of indebtedness up to an aggregate principal amount of $640,000 and matures in 2012. The domestic credit facility is a five-year, $615,000 revolving credit facility (Domestic Revolver). The foreign credit facility is a five-year $25,000 revolving credit facility (Foreign Revolver). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $13,106 at September 30, 2010. After giving effect to letters of credit and $436,000 in borrowings under the Revolvers, total availability under the Revolvers was $190,894 as of September 30, 2010. Both credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in Amendment No. 3 (the variable interest rate and certain fees paid in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in the consolidated leverage ratio), plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility.  The facility fee is calculated based on the consolidated leverage ratio and ranges from .125% to .25%.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(In thousands, except per common share amounts)

    The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan-Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of September 30, 2010.

    In May 2008, the Company entered into a three year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with the 2005 Senior Credit Facility. Refer to Note 5, “Derivative Financial Instruments” for additional information regarding the Company’s derivative instruments, including this interest rate swap.

(4) Fair Value Measurements

    Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company estimates fair value of its financial instruments utilizing an established three-level hierarchy. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:

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

    The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  At September 30, 2010 and December 31, 2009, the Company had an interest rate swap and foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

		Fair Value Measurements at September 30, 2010 Using:
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$99	$—	$99	$—
Liabilities:
Interest rate swap	$2,862	$—	$2,862	$—

		Fair Value Measurements at December 31, 2009 Using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$438	$—	$438	$—
Interest rate swap	$6,865	$—	$6,865	$—

    The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2005 Senior Credit Facility (as defined in Note 3(b)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
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

    As a result of this swap, the Company pays at a fixed rate and receives payment at a variable rate. The swap effectively fixed the floating LIBOR-based interest rate to 3.755% on $350,000 of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. As of September 30, 2010 the total notional amount of the Company’s interest rate swap agreement is $200,000, amortizes to $100,000 on November 28, 2010 and expires on May 31, 2011. The Company will select the LIBOR-based rate on the hedged portion of the 2005 Senior Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as Interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as Interest expense, net during the current period.

    Within the next 12 months, the Company expects to reclassify $2,862 of deferred losses on derivative instruments from Accumulated Other Comprehensive Loss (OCL) to earnings due to the payment of variable interest associated with the 2005 Senior Credit Facility.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(In thousands, except per common share amounts)

    As of September 30, 2010, the Company had foreign currency forward contracts with expiration dates ranging from October 1, 2010 through January 28, 2011. The changes in fair value of these foreign currency hedges are included as a component of Other (expense) income, net. As of September 30, 2010 the Company had the following outstanding foreign currency forward contracts:

Currency	Currency Denomination
Great Britain Pound		£6,953
Japanese Yen		¥445,101
Swedish Krona	kr.	26,841
Norwegian Krone	kr.	2,884
Australian Dollar		$2,165
New Zealand Dollar		$1,702
Singapore Dollar		$658
United States Dollar		$7,984

    As of September 30, 2010 and December 31, 2009, the fair value of the Company’s derivative instruments were recorded as follows:

Asset Derivatives
	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$99	Prepaid expenses and other current assets	$—
		$99		$—

	Liability Derivatives
	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Accrued expenses and other current liabilities	$2,862	Other non-current liabilities	$6,865
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$—	Accrued expenses and other current liabilities	$438
		$2,862		$7,303

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(In thousands, except per common share amounts)

    The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three months ended September 30, 2010 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$1,280	Interest expense, net	$(1,734)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	$38

    For the three months ended September 30, 2009:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$794	Interest expense, net	$(2,445)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	$(222)

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(In thousands, except per common share amounts)

    The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2010 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$4,003	Interest expense, net	$(5,222)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	$(1,315)

    For the nine months ended September 30, 2009:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$3,012	Interest expense, net	$(5,991)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	$(2,367)

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
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

    (b) Share Repurchase Programs—On October 16, 2007, the Board of Directors authorized a repurchase authorization of up to $300,000 of the Company’s common stock. On January 13, 2010 the Board of Directors approved a share repurchase program of up to $100,000 of the Company’s common stock, which replaced the October 2007 authorization.  The Company repurchased 3,694 shares of the Company’s common stock for $100,000 from the January 2010 authorization and completed the purchases from this authorization in February 2010.  On April 15, 2010, the Board of Directors approved an additional share repurchase authorization of up to $100,000 of the Company’s common stock.  The Company repurchased 2,992 shares of the Company’s common stock for $100,000 from the April 2010 authorization and completed the purchases from this authorization in May 2010. On July 15, 2010 the Board of Directors approved an additional share repurchase program of up to $100,000 of the Company’s common stock. The Company repurchased 1,814 shares of the Company’s common stock for $50,000 from the July 2010 authorization. As of September 30, 2010 the Company has $50,000 remaining under the July 2010 authorization. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

(7) Other Items

    (a) Property, plant and equipment—

    Property, plant and equipment, net consisted of the following:

	September 30, 2010	December 31, 2009
Land and buildings	$121,858	$123,743
Machinery and equipment, furniture and fixtures and other	206,376	202,474
Construction in progress	12,871	8,107
	341,105	334,324
Accumulated depreciation	(178,195)	(161,827)
Property, plant and equipment, net	$162,910	$172,497

    (b) Accrued expenses and other current liabilities—

    Accrued expenses and other current liabilities consisted of the following:

	September 30, 2010	December 31, 2009
Salary and related expenses	$19,606	$18,131
Accrued unrecognized tax benefits	11,981	12,544
Accrued sales and value added taxes	13,464	11,472
Warranty accrual	4,100	4,052
Sales returns	5,271	4,233
Interest rate swap	2,862	—
Other	37,177	31,020
Accrued expenses and other current liabilities	$94,461	$81,452

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(In thousands, except per common share amounts)

    (c) Accumulated other comprehensive loss—

    Accumulated other comprehensive loss consisted of the following:

	September 30, 2010	December 31, 2009
Derivative instruments accounted for as hedges, net of tax of $1,117 and $2,678, respectively	$(1,745)	$(4,187)
Foreign currency translation	(5,333)	(3,817)
Accumulated other comprehensive loss	$(7,078)	$(8,004)

    (d) Comprehensive income

    The components of comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income attributable to common stockholders	$44,198	$25,684	$110,852	$55,879

Derivative instruments accounted for as hedges, net of taxes of $499, $310, $1,561 and $1,175, respectively	781	484	2,442	1,837
Cumulative translation adjustment	11,804	2,423	(1,516)	3,152
Comprehensive income attributable to common stockholders	56,783	28,591	111,778	60,868
Comprehensive loss (income) attributable to the noncontrolling interest	60	—	(44)	—
Total comprehensive income	$56,723	$28,591	$111,822	$60,868

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

    The Company granted PRSUs during the nine months ended September 30, 2010. The maximum number of shares to be awarded under the PRSUs granted during the nine months ended September 30, 2010 will be 418 shares, and will vest, if earned, at the end of the three-year performance period ending on December 31, 2012. No PRSUs were granted during the three months ended September 30, 2010. Actual payout under the PRSUs granted in 2010 is dependent upon the achievement of certain financial goals, based on Net sales and Earnings Before Interest and Taxes (EBIT) margin targets. The Company recognized compensation expense of $359 and $822 associated with the 2010 PRSUs during the three and nine months ended September 30, 2010, respectively. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the PRSUs was $3,085 as of September 30, 2010, which is expected to be recorded over the weighted average remaining life of 2.25 years. No PRSUs were granted during the nine months ended September 30, 2009.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(In thousands, except per common share amounts)

    The Company granted options to purchase 30 and 192 shares of common stock during the three and nine months ending September 30, 2010. The Company recognized compensation expense of $265 and $545 associated with the 2010 grants during the three and nine months ended September 30, 2010, respectively. The Company granted new options to purchase 36 and 1,730 shares of common stock during the three and nine months ending September 30, 2009, respectively. The Company recognized compensation expense of $559 and $1,036 associated with the 2009 grants during the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, there was $2,020 of unrecognized compensation expense associated with the options granted in 2010, which is expected to be recorded over the weighted average remaining vesting period of 2.29 years. The options granted in the three months ended September 30, 2010 had a weighted average grant-date fair value of $14.03 per option, as determined by the Black-Scholes option pricing model using the following assumptions:

Expected volatility of stock	72.7 - 72.8%
Expected life of options, in years	4.0
Risk-free interest rate	1.1%
Expected dividend yield on stock	1.1 – 1.5%

    The Company granted 188 awards during the nine months ended September 30, 2010 that consisted of restricted stock units (RSUs) and deferred stock units (DSUs). No RSUs or DSUs were granted during the three months ended September 30, 2010. The Company recognized compensation expense of $497 and $1,140 associated with the 2010 RSUs and DSUs during the three and nine months ended September 30, 2010, respectively. As of September 30, 2010, there was $4,121 of unrecognized compensation expense associated with the RSUs and DSUs granted in 2010, which is expected to be recorded over the weighted average remaining vesting period of 2.15 years.

    The Company recorded $2,614 and $2,355 of total stock-based compensation expense for the three months ended September 30, 2010 and 2009, respectively. The Company recorded $7,953 and $6,448 of total stock-based compensation expense for the nine months ended September 30, 2010 and 2009, respectively.

(9) Commitments and Contingencies

    (a) Purchase Commitments—The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs were not significant as of September 30, 2010 or December 31, 2009.

    (b) Antitrust Action—On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the Antitrust Action).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, the Company filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the plaintiffs filed a “Motion to Alter or Amend Judgment,” which was fully briefed. On May 1, 2008, that motion was denied.  The Jacobs appealed the dismissal of their claims, and the parties argued the appeal before the United States Circuit Court for the Eleventh Circuit on December 11, 2008.  The matter has been taken under advisement by the court.  The Company continues to strongly believe that the Antitrust Action lacks merit, and intends to defend against the claims vigorously. Based on the findings of the court to date and an assessment of the Company’s meritorious defenses, the Company believes that it is remote that it will incur a loss with respect to this matter. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operation.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(In thousands, except per common share amounts)

    (c) New York Attorney General—In December 2008, the Office of the Attorney General of the State of New York, Antitrust Bureau (OAG) requested that the Company consider discontinuing its unilateral retail price policy (UPPL) in the State of New York, and informed the Company that it may bring an enforcement action against the Company under New York law if the Company chose not to do so.  On March 29, 2010, the Office of the Attorney General filed suit in New York state court against the Company with respect to this matter.  The complaint does not charge the Company with any violation of state or federal antitrust law; instead it claims the Company violated a 1975 New York state law which declares certain contractual provisions to be unenforceable and not actionable at law and seeks, among other things, a permanent injunction prohibiting the Company’s UPPL as well as unspecified sums for restitution and disgorgement profits. The Company responded to the complaint and also filed motions to dismiss and to obtain discovery.  On September 28, 2010, the court heard various motions filed by the parties and took them under advisement.  The Company believes that its UPPL complies with state and federal law and intends to vigorously defend it. No claim for damages has been received by the Company. Based on the early stages of the litigation, the Company cannot make an estimate of the possible range of loss. However, due to the inherent uncertainties of this matter, the Company cannot at this time predict the outcome of the enforcement action and can give no assurance that these claims will not have a material adverse affect on its financial position or results of operation.

    The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse affect on its business, financial condition, liquidity or operating results.

(10) Income Taxes

    The Company’s effective tax rate for the three and nine months ended September 30, 2010 was 30.5% and 31.9%, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2010 differed from the federal statutory rate of 35.0% principally because of the tax benefit from the release of a previously recorded foreign uncertain tax position, certain foreign tax rate differentials, state and local income taxes, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

    The Company’s effective tax rate for the three and nine months ended September 30, 2009 was 32.7% and 34.1%, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2009 differed from the federal statutory rate of 35.0% principally because of certain foreign tax rate differentials, state and local income taxes, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

    The Company has not provided for U.S. federal and/or state income and foreign withholding taxes on $219,056 of undistributed earnings from non-U.S. operations as of September 30, 2010 because Tempur-Pedic International intends to reinvest such earnings indefinitely outside of the United States.  If these earnings were to be distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

    During the fourth quarter of 2007 the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years and an assessment with respect to the 2004 tax year during the third quarter of 2010.  The tax assessments relate to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $69,300 including interest and penalties.  In the first quarter of 2008 and the third quarter of 2010, the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  During the third quarter of 2008 the Company filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and expects to finalize its position during 2011. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(In thousands, except per common share amounts)

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

    During the three months ended September 30, 2010, the liability for unrecognized tax benefits decreased by $1,299 primarily related to a favorable determination by a foreign tax jurisdiction regarding a previously recorded uncertain tax position.  During the nine months ended September 30, 2010, the liability for unrecognized tax benefits decreased by $690 primarily related to a favorable determination by a foreign tax jurisdiction regarding a previously recorded uncertain tax position and interest on previously recorded liabilities.

(11) Earnings Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to common stockholders	$44,198	$25,684	$110,852	$55,879

Denominator:
Denominator for basic earnings per common share-weighted average shares	69,199	74,938	71,065	74,902
Effect of dilutive securities:
Employee stock options	2,234	1,228	2,385	494
Denominator for diluted earnings per common share-adjusted weighted average shares	71,433	76,166	73,450	75,396

Basic earnings per common share	$0.64	$0.34	$1.56	$0.75

Diluted earnings per common share	$0.62	$0.34	$1.51	$0.74

    The Company excluded 173 and 2,039 shares issuable upon exercise of outstanding stock options for the three months ended September 30, 2010 and 2009, respectively, and 120 and 4,372 shares issuable upon exercise of outstanding stock options for the nine month periods ended September 30, 2010 and 2009, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or they were otherwise anti-dilutive.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
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

    The following table summarizes Total assets by segment:

	September 30,	December 31,
	2010	2009
Total assets:
North America	$568,915	$481,942
International	323,536	274,112
Intercompany eliminations	(176,501)	(112,675)
	$715,950	$643,379

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(In thousands, except per common share amounts)

    The following table summarizes segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales from external customers:
North America
Mattresses	$150,941	$103,122	$405,013	$265,133
Pillows	18,307	13,216	46,494	34,090
Other	45,439	29,939	121,955	74,232
	$214,687	$146,277	$573,462	$373,455
International
Mattresses	$48,227	$46,688	$141,850	$128,149
Pillows	15,654	15,170	46,139	41,363
Other	17,217	15,947	51,267	43,395
	$81,098	$77,805	$239,256	$212,907

	$295,785	$224,082	$812,718	$586,362
Inter-segment sales:
North America	169	—	169	—
International	$634	$686	$1,295	$1,255
Intercompany eliminations	(803)	(686)	(1,464)	(1,255)
	$—	$—	$—	$—
Gross profit:
North America	$101,835	$63,786	$263,753	$157,032
International	48,919	42,923	139,851	117,869
	$150,754	$106,709	$403,604	$274,901
Operating income:
North America	$45,498	$21,710	$108,622	$43,737
International	22,656	20,966	65,672	53,982
	$68,154	$42,676	$174,294	$97,719

Depreciation and amortization (including stock-based compensation amortization):
North America	$8,545	$7,979	$25,148	$22,855
International	2,233	2,388	6,675	7,119
	$10,778	$10,367	$31,823	$29,974

Capital expenditures:
North America	$3,116	$2,548	$7,043	$4,636
International	2,516	1,685	5,287	4,325
	$5,632	$4,233	$12,330	$8,961

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    In this discussion and analysis, the Company explains the financial condition and results of operations for Tempur-Pedic International Inc. for the three and nine month periods ended September 30, 2010 and 2009 that includes the following points:

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

Strategy and Outlook

    Our goal is to become the world’s favorite mattress and pillow brand. In order to achieve this long-term goal while managing through the current economic environment, we expect to continue to pursue certain key strategic goals using the related strategies discussed below.

•
Make sure everyone knows that they would sleep better on a Tempur-Pedic - we plan to continue to invest in increasing our global brand awareness through advertising campaigns that further associate our brand name with overall sleep and premium quality products.

•	Make sure there is a Tempur-Pedic bed and pillow that appeals to everyone – we plan to continue to maintain our focus on premium mattresses and pillows and regularly introducing new products.

•	Make sure that Tempur-Pedic is available to everyone - we plan to expand our points of distribution and the effectiveness of our distribution channels.

•	Make sure that Tempur-Pedic continues to deliver the best sleep – we plan to continue to invest in product research and development.

    In pursuing these strategic goals, we expect to continue to optimize our cost structure in order to enable these marketing and product development investments.

Results of Operations

    Key financial highlights for the three and nine months ended September 30, 2010 include the following:

•
Earnings per common share (EPS) were $0.62 per diluted common share for the three months ended September 30, 2010 compared to $0.34 for the three months ended September 30, 2009. For the nine months ended September 30, 2010 EPS were $1.51 compared to $0.74 for the same period in 2009.

•
Net sales for the three months ended September 30, 2010 rose to $295.8 million from $224.1 million for the three months ended September 30, 2009. Net sales for the nine months ended September 30, 2010 increased to $812.7 million from $586.4 million for the same period in 2009.

•
Our Gross profit margin for the three months ended September 30, 2010 was 51.0% compared to 47.6% for the three months ended September 30, 2009. For the nine months ended September 30, 2010 our Gross profit margin was 49.7% compared to 46.9% for the same period in 2009.

•
During the nine months ended September 30, 2010, we repurchased 8.5 million shares of our common stock at a total cost of $250.0 million. These purchases were funded by increased borrowings under our domestic revolving credit facility and operating cash flow.

(In thousands, except per common share amounts)	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Net sales	$295,785	100.0%	$224,082	100.0%	$812,718	100.0%	$586,362	100.0%
Cost of sales	145,031	49.0	117,373	52.4	409,114	50.3	311,461	53.1
Gross profit	150,754	51.0	106,709	47.6	403,604	49.7	274,901	46.9
Selling and marketing expenses	53,215	18.0	39,272	17.5	146,273	18.0	108,335	18.5
General, administrative and other expenses	29,385	10.0	24,761	11.0	83,037	10.2	68,847	11.7
Operating income	68,154	23.0	42,676	19.1	174,294	21.5	97,719	16.7
Interest expense, net	(4,068	(1.4)	(4,311)	(1.9)	(11,043)	(1.4)	(13,359)	(2.3)
Other (expense) income, net	(624	(0.1)	(214)	(0.1)	(525)	(0.1)	404	0.1
Income before income taxes	63,462	21.5	38,151	17.1	162,726	20.0	84,764	14.5
Income tax provision	19,324	6.5	12,467	5.6	51,830	6.4	28,885	4.9
Net income	44,138	15.0	25,684	11.5	110,896	13.6	55,879	9.6
Net loss (income) attributable to the noncontrolling interest	60	—	—	—	(44)	—	—	—
Net income attributable to common stockholders	$44,198	15.0%	$25,684	11.5%	$110,852	13.6%	$55,879	9.6%

Earnings per common share:
Basic	$0.64		$0.34		$1.56		$0.75
Diluted	0.62		0.34		1.51		0.74
Weighted average common shares outstanding:
Basic	69,199		74,938		71,065		74,902
Diluted	71,433		76,166		73,450		75,396

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

    A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(in thousands)	2010	2009	2010	2009	2010	2009
Retail	$261,425	$191,012	$197,586	$129,883	$63,839	$61,129
Direct	17,072	12,245	14,192	10,600	2,880	1,645
Healthcare	8,158	8,942	2,909	2,804	5,249	6,138
Third Party	9,130	11,883	—	2,990	9,130	8,893
	$295,785	$224,082	$214,687	$146,277	$81,098	$77,805

    A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(in thousands)	2010	2009	2010	2009	2010	2009
Mattresses	$199,168	$149,810	$150,941	$103,122	$48,227	$46,688
Pillows	33,961	28,386	18,307	13,216	15,654	15,170
Other	62,656	45,886	45,439	29,939	17,217	15,947
	$295,785	$224,082	$214,687	$146,277	$81,098	$77,805

    Net sales. Net sales for the three months ended September 30, 2010 increased to $295.8 million from $224.1 million for the same period in 2009, an increase of $71.7 million, or 32.0%. In 2009 our industry was adversely affected by an unstable macroeconomic environment which had an adverse impact on our Net sales. However, during 2010, we have experienced a significant improvement in Net sales. We believe our revenues have been gaining momentum primarily as a result of investments made in marketing, research and development and product introductions. We were well positioned to make these investments because we maintained our financial flexibility during the economic downturn. Consolidated Mattress sales increased $49.4 million, or 32.9% compared to the third quarter of 2009. The increase in Mattress sales occurred primarily in our Retail channel with Net sales increasing to $261.4 million from $191.0 million for the same period in 2009, an increase of $70.4 million, or 36.9%. Consolidated Pillow sales increased approximately $5.6 million, or 19.6%, from the third quarter of 2009. Consolidated Other, which includes adjustable bed bases, foundations and other related products, increased $16.8 million, or 36.5%. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

    North America. North American Net sales for the three months ended September 30, 2010 increased to $214.7 million from $146.3 million for the same period in 2009, an increase of $68.4 million, or 46.8%. Our North American Retail channel contributed $197.6 million in Net sales for the three months ended September 30, 2010 for an increase of $67.7 million, or 52.1%, compared to the same period in 2009. The introduction of our new product line, the TEMPUR-CloudTM collection, in the third quarter of 2009 has been well received by retailers and consumers. During the third quarter of 2010 we began the rollout of the third product in the Cloud line, the TEMPUR-Cloud LuxeTM. We believe these products appeal to a new consumer segment and have increased our Net sales. Additionally, we believe that our “Ask Me” advertising campaign has had a positive impact on our performance. As a result, North American mattress sales in the third quarter of 2010 increased $47.8 million, or 46.4%, over the same period in 2009, driven by an increase in our Retail channel. Net sales in the Direct channel increased by $3.6 million, or 33.9%. We believe increased sales in the Direct channel are a result of our focus on building brand awareness and encouraging consumers to visit our website through our advertisements. Pillow sales increased $5.1 million, or 38.5% for the three months ended September 30, 2010. Other Net sales increased $15.5 million, or 51.8%, compared to the same period in 2009. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. Additionally, we have emphasized and are experiencing improved attach rates on adjustable bed bases which are sold at a higher price point than traditional foundations.

    International. International Net sales for the three months ended September 30, 2010 increased to $81.1 million from $77.8 million for the same period in 2009, an increase of $3.3 million, or 4.2%. On a constant currency basis, our International Net sales increased approximately 10.6%. We have experienced some stabilization of the global economic slowdown in our international markets, which also impacted Net sales in the third quarter of 2009. The International Retail channel increased $2.7 million, or 4.4%, for the three months ended September 30, 2010. Third party Net sales increased $0.2 million or 2.7%. Our introduction of the Sensation mattress line in the International segment has continued to be well accepted by retailers and consumers. As a result, International Mattress sales in the third quarter of 2010 increased $1.5 million, or 3.3%, over the third quarter of 2009. Pillow sales for the third quarter of 2010 increased $0.5 million, or 3.2%, as compared to the third quarter of 2009. Other Net sales increased $1.3 million, or 8.0%, as compared to the third quarter of 2009. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted.

    Gross profit. Gross profit for the three months ended September 30, 2010 increased to $150.8 million from $106.7 million for the same period in 2009, an increase of $44.0 million, or 41.3%. The Gross profit margin for the three months ended September 30, 2010 was 51.0% as compared to 47.6% for the same period in 2009. Our Gross profit margin is impacted by, among other factors, geographic mix between segments. The principal factors that impacted Gross profit margin during the quarter are identified and discussed below in the respective segment discussions.

    North America. North American Gross profit for the three months ended September 30, 2010 increased to $101.8 million, an improvement of $38.0 million, or 59.7%.  The Gross profit margin in our North American segment was 47.4% and 43.6% for the three months ended September 30, 2010 and 2009, respectively. Improvements in our North American Gross profit margin were primarily driven by fixed cost leverage related to higher production volumes, improved efficiencies in manufacturing and favorable product and channel mix. These factors were partially offset by higher commodity costs. Additionally, the North American segment pays a royalty to our International segment based on its production volume, which has the effect of lowering the segment’s reported Gross profit margin. North American Cost of sales for the three months ended September 30, 2010 increased to $112.9 million from $82.5 million for the same period in 2009, an increase of $30.4 million, or 36.8%.

    International. International Gross profit for the three months ended September 30, 2010 increased to $48.9 million, an improvement of $6.0 million, or 14.0%. The Gross profit margin in our International segment was 60.3% and 55.2% for the three months ended September 30, 2010 and September 30, 2009, respectively. Improvements in our International Gross profit margin were primarily driven by fixed cost leverage related to higher production volumes, improved efficiencies in manufacturing and favorable product and channel mix. These factors were partially offset by higher commodity costs. Additionally, the International segment receives a royalty from our North American segment based on their production volume, which has the effect of increasing the segment’s reported Gross profit margin. Our International Cost of sales for the three months ended September 30, 2010 decreased to $32.2 million from $34.9 million for the same period in 2009, a decrease of $2.7 million, or 7.7%.

    Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials and sales force compensation. We also include in Selling and marketing expense certain new product development costs, including market research and new product testing. In the third quarter of 2010, Selling and marketing expenses increased to $53.2 million as compared to $39.3 million for the three months ended September 30, 2009. Selling and marketing expenses as a percentage of Net sales were 18.0% and 17.5% for the three months ended September 30, 2010 and 2009, respectively. Our advertising expense for the three months ended September 30, 2010 was $25.4 million or 8.6% of Net sales compared to $18.6 million or 8.3% for the same period in 2009. Our objective is to align advertising costs to reflect our sales expectations. During the third quarter of 2010 we continued to make investments in advertising to support future growth. For example, our marketing and advertising campaign “Ask Me,” which launched in 2009, focuses on increasing awareness of our products and the benefits they offer through word-of-mouth and social networking outlets.

    General, administrative and other expenses. General, administrative and other expenses include management compensation, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses increased to $29.4 million for the three months ended September 30, 2010 as compared to $24.8 million for the three months ended September 30, 2009. The increase in General, administrative and other expenses are primarily a result of a larger bonus pool in the third quarter of 2010 compared to 2009 and an increase in professional fees related to strategic research studies. The effects of these items have been partially offset by a decrease in legal fees in 2010 compared to 2009. Research and Development expense for the three months ended September 30, 2010 was $1.7 million compared to $1.5 million for the same period in 2009. In 2010 we have increased our investment in research and development in order to improve our existing product lines and continue to introduce new and differentiated products. General, administrative and other expenses as a percentage of Net sales were 10.0% and 11.0% in the third quarter of 2010 and 2009, respectively.

    Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $4.1 million for the three months ended September 30, 2010, as compared to $4.3 million for the three months ended September 30, 2009, a decrease of $0.2 million, or 5.6%.  The decrease in interest expense is primarily attributable to a decrease in the portion of the underlying debt subject to our interest rate swap, offset by an increase in debt outstanding not subject to the interest rate swap. As we increase our borrowings, we are subject to variable rate debt that is not protected under the interest rate swap described below. Currently, the interest rate on our variable rate debt is lower than the fixed rate of the interest rate swap. Accordingly, if interest rates increase we may incur a higher level of interest expense. The variable interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating London Inter-bank Offering Rate (LIBOR) based interest rate to 3.755% on $200.0 million of the outstanding balance as of September 30, 2010 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining to $100.0 million on November 28, 2010 and expiring on May 31, 2011.

    Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our domestic and foreign operations. Our effective tax rate for the three months ended September 30, 2010 and September 30, 2009 was 30.5% and 32.7%, respectively. The primary difference between the September 30, 2010 and September 30, 2009 effective tax rate is the tax benefit from the release of a previously recorded foreign uncertain tax position.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

    A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In thousands)	2010	2009	2010	2009	2010	2009
Retail	$701,316	$497,109	$513,969	$328,870	$187,347	$168,239
Direct	51,813	32,759	44,950	28,506	6,863	4,253
Healthcare	25,954	26,105	9,200	8,184	16,754	17,921
Third Party	33,635	30,389	5,343	7,895	28,292	22,494
	$812,718	$586,362	$573,462	$373,455	$239,256	$212,907

    A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In thousands)	2010	2009	2010	2009	2010	2009
Mattresses	$546,863	$393,282	$405,013	$265,133	$141,850	$128,149
Pillows	92,633	75,453	46,494	34,090	46,139	41,363
Other	173,222	117,627	121,955	74,232	51,267	43,395
	$812,718	$586,362	$573,462	$373,455	$239,256	$212,907

   Net sales. Net sales for the nine months ended September 30, 2010 increased to $812.7 million from $586.4 million for the same period in 2009, an increase of $226.4 million, or 38.6%. In 2009 our industry was adversely affected by an unstable macroeconomic environment which had an adverse impact on our Net sales. However, during 2010, we have experienced a significant improvement in Net sales. We believe our revenues have been gaining momentum primarily as a result of investments made in marketing, research and development and product introductions. We were well positioned to make these investments because we maintained our financial flexibility during the economic downturn. Consolidated Mattress sales increased $153.6 million, or 39.1%, compared to the nine months ended September 30, 2009. The increase in Mattress sales occurred primarily in our Retail channel with Net sales for the nine months increasing to $701.3 million from $497.1 million for the same period in 2009, an increase of $204.2 million, or 41.1%. Consolidated Pillow sales increased to $92.6 million from $75.5 million for the same period in 2009, an increase of $17.2 million, or 22.8%. Consolidated Other Net sales increased to $173.2 million from $117.6 million for the same period in 2009, an increase of $55.6 million or 47.3%. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

    North America. North American Net sales for the nine months ended September 30, 2010 increased to $573.5 million from $373.5 million for the same period in 2009, an increase of $200.0 million, or 53.6%. Our North American Retail channel contributed $514.0 million in Net sales for the nine months ended September 30, 2010 for an increase of $185.1 million, or 56.3%, compared to the same period in 2009. The introduction of our new product line, the TEMPUR-Cloud™ collection, in the third quarter of 2009 has been well received by retailers and consumers. We believe these products appeal to a new consumer segment and have increased our Net sales. In January 2010, we launched the second mattress in this line, the TEMPUR-Cloud™. During the third quarter of 2010 we began the rollout of the third mattress in this line, the TEMPUR-Cloud Luxe™. Additionally, we believe that our “Ask Me” advertising campaign has had a positive impact on our performance. As a result, North American Mattress sales increased $139.9 million, or 52.8%, over the same period in 2009, driven by the increase in our Retail channel. Net sales in the Direct channel increased to $45.0 million from $28.5 million during the same period in 2009, an increase of $16.4 million, or 57.7%. We believe increased sales in the Direct channel are a result of our focus on building brand awareness and encouraging consumers to visit our website through our advertisements. Pillow sales increased $12.4 million, or 36.4%, over the same period in 2009.  Other Net sales increased $47.7 million, or 64.3%, compared to the same period in 2009. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. Additionally, we have emphasized and are experiencing improved attach rates on adjustable bed bases which are sold at a higher price point than traditional foundations.

    International. International Net sales for the nine months ended September 30, 2010 increased to $239.3 million from $212.9 million for the same period in 2009, an increase of $26.3 million, or 12.4%. On a constant currency basis, our International Net sales increased approximately 13.2%. We have experienced some stabilization of the global economic slowdown in our international markets, which also impacted Net sales in 2009. The International Retail channel increased $19.1 million, or 11.4%, for the nine months ended September 30, 2010. Third party Net sales increased $5.8 million or 25.8%. Our introduction of the Sensation mattress line in the International segment has continued to be well accepted by retailers and consumers. As a result, International Mattress sales increased $13.7 million, or 10.7%, as compared to 2009. Pillow sales for 2010 increased $4.8 million, or 11.5%, compared to the same period in 2009. Other product Net sales increased $7.9 million, or 18.1%, as compared to 2009. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted.

   Gross profit. Gross profit for the nine months ended September 30, 2010 increased to $403.6 million from $274.9 million for the same period in 2009, an increase of $128.7 million, or 46.8%.  The Gross profit margin for the nine months ended September 30, 2010 was 49.7% as compared to 46.9% for the same period in 2009. Our Gross profit margin is impacted by, among other factors, geographic mix between segments. The principal factors that affected Gross profit margin during the year are identified and discussed below, in the respective segment discussion.

    North America. North American Gross profit for the nine months ended September 30, 2010 increased to $263.8 million from $157.0 million for the same period in 2009, an increase of $106.7 million, or 68.0%.  The Gross profit margin in our North American segment was 46.0% and 42.0% for the nine months ended September 30, 2010 and September 30, 2009, respectively. Improvements in our North American Gross profit margin were primarily driven by fixed cost leverage related to higher production volumes and improved efficiencies in manufacturing. These factors were partially offset by new product introductions and higher commodity costs. Additionally, the North American segment pays a royalty to our International segment based on its production volume, which has the effect of lowering the segment’s reported Gross profit margin. Our North American cost of sales increased to $309.7 million for the nine months ended September 30, 2010 as compared to $216.4 million for the nine months ended September 30, 2009, an increase of $93.3 million, or 43.1%.

    International. International Gross profit for the nine months ended September 30, 2010 increased to $139.9  million from $117.9 million for the same period in 2009, an increase of $22.0 million, or 18.6%. The Gross profit margin in our International segment was 58.5% and 55.4% for the nine months ended September 30, 2010 and September 30, 2009, respectively. For the nine months ended September 30, 2010, improvements in our International Gross profit margin were primarily driven by fixed cost leverage related to higher production volumes and improved efficiencies in manufacturing. These factors were partially offset by new product introductions and higher commodity costs. Additionally, the International segment receives a royalty from our North American segment based on their production volume, which has the effect of increasing the segment’s reported Gross profit margin. Our International Cost of sales for the nine months ended September 30, 2010 increased to $99.4 million from $95.0 million for the same period in 2009, an increase of $4.4 million, or 4.6%.

    Selling and marketing expenses. Selling and marketing expenses increased to $146.3 million for the nine months ended September 30, 2010 as compared to $108.3 million for the nine months ended September 30, 2009. Selling and marketing expenses as a percentage of Net sales decreased to 18.0% for the nine months ended September 30, 2010 from 18.5% for the same period for 2009. Our advertising expense for the nine months ended September 30, 2010 was $70.6 million or 8.7% of Net sales compared to $48.1 million or 8.2% for the same period in 2009. During 2010 we have continued to make investments in advertising to support future growth. For example, our marketing and advertising campaign “Ask Me,” which launched in 2009, focuses on increasing awareness of our products and the benefits they offer through word-of-mouth and social networking outlets.

    General, administrative and other expenses. General, administrative and other expenses increased to $83.0 million for the nine months ended September 30, 2010 as compared to $68.8 million for the nine months ended September 30, 2009, an increase of $14.2 million, or 20.6%. The increase in General, administrative and other expenses are primarily a result of a larger bonus pool in 2010 compared to 2009 and an increase in professional fees related to strategic research studies. The effects of these items have been partially offset by a lower level of bad debt expense in 2010 compared to 2009. Research and Development expense for the nine months ended September 30, 2010 was $5.3 million compared to $4.6 million for the same period in 2009. In 2010 we have increased our investment in research and development in order to improve our existing product lines and continue to introduce new and differentiated products. General, administrative and other expenses as a percentage of Net sales was 10.2% and 11.7% for the nine months ended September 30, 2010 and September 30, 2009, respectively.

    Interest expense, net. Interest expense, net, decreased to $11.0 million for the nine months ended September 30, 2010, as compared to $13.4 million for the nine months ended September 30, 2009, a decrease of $2.3 million, or 17.3%.  The decrease in interest expense is primarily attributable to a decrease in the portion of the underlying debt subject to our interest rate swap, offset slightly by an increase in debt outstanding not subject to the interest rate swap. As we increase our borrowings, we are subject to variable rate debt that is not protected under the interest rate swap described below. Currently, the interest rate on our variable rate debt is lower than the fixed rate of the interest rate swap. Accordingly, if interest rates increase we may incur a higher level of interest expense. The variable interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio. In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR based interest rate to 3.755% on $200.0 million of the outstanding balance as of September 30, 2010 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining to $100.0 million on November 28, 2010 and expiring on May 31, 2011.

    Income tax provision. Our effective tax rate for the nine months ended September 30, 2010 was 31.9%.  For the same period in 2009, the effective tax rate was 34.1%.  The decrease in the effective tax rate is primarily due to the tax benefit from the release of a previously recorded foreign uncertain tax position and a tax charge on a previously recognized foreign tax benefit taken in the first quarter of 2009.

Liquidity and Capital Resources

Liquidity

    Our principal sources of funds are cash flows from operations and borrowings made pursuant to the 2005 Senior Credit Facility. Principal uses of funds consist of share repurchases made from time to time pursuant to share repurchase authorizations, acquisition of certain former third party distributors, payments of principal and interest on our debt facilities and capital expenditures. At September 30, 2010, we had working capital of $90.8 million including Cash and cash equivalents of $38.0 million compared to working capital of $72.5 million including $14.0 million in Cash and cash equivalents as of December 31, 2009.  Working capital increased in the third quarter of 2010 primarily as a result of an increase in Cash and cash equivalents as of September 30, 2010.

    Our cash flow from operations increased to $139.7 million for the nine months ended September 30, 2010 from $120.4 million for the nine months ended September 30, 2009. The increase in operating cash flow for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009 was primarily driven by Net income growth, offset by changes in operating assets and liabilities. The increases in Accounts receivable, Inventories and Income taxes payable are related to increased sales.

    Net cash used in investing activities increased to $31.2 million for the nine months ended September 30, 2010 as compared to $9.0 million for the nine months ended September 30, 2009, primarily related to the acquisition of our former third party distributor in Canada and an increase in capital expenditures. In 2010 we are investing in capital projects that we believe will create operational efficiencies and support future growth.

    Cash flow used by financing activities was $84.7 million for the nine months ended September 30, 2010 as compared to $103.1 million used for the nine months ended September 30, 2009, representing a decrease in cash flow used of $18.4 million, primarily related to an increase in current borrowings under the 2005 Senior Credit Facility. These borrowings were primarily utilized to complete $250.0 million in share repurchases of our common stock.  Additionally, we received $22.0 million in proceeds from stock option exercises during the nine months ended September 30, 2010 as compared to no proceeds for the same period in 2009.

Capital Expenditures

    Capital expenditures totaled $12.3 million for the nine months ended September 30, 2010 and $9.0 million for the nine months ended September 30, 2009. We currently expect our 2010 capital expenditures to be approximately $20.0 million. This expected increase in capital expenditures in 2010 is attributable to projects that we believe will create operational efficiencies and support future growth.

Debt Service

    Our Long-term debt increased to $436.0 million as of September 30, 2010 from $297.5 million as of December 31, 2009 due primarily to our share repurchase program. After giving effect to $436.0 million in borrowings under the 2005 Senior Credit Facility and letters of credit outstanding, total availability under the Revolvers was $190.9 million as of September 30, 2010.

    As of September 30, 2010, we are in compliance with our debt covenants. The table below sets forth the calculation of our compliance with the Funded debt to Adjusted Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) covenant. Both Funded debt and Adjusted EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt.

Reconciliation of Net Income to Adjusted EBITDA

    The following table sets forth the reconciliation of our reported Net income to the calculation of Adjusted EBITDA for the three months ended December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010 as well as the twelve months ended September 30, 2010:

	Three Months Ended				Twelve Months Ended
(In thousands)	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	September 30, 2010
GAAP Net income attributable to common stockholders	$29,114	$33,148	$33,506	$44,198	$139,966
Plus:
Interest expense	3,990	3,189	3,786	4,068	15,033
Income taxes	14,159	16,021	16,485	19,324	65,989
Depreciation & Amortization	10,239	9,996	11,049	10,778	42,062
Other (1)	—	361	202	—	563
Adjusted EBITDA	$57,502	$62,715	$65,028	$78,368	$263,613

(1) Includes professional costs incurred in connection with the acquisition of our Canadian distributor, which closed on April 1, 2010. In accordance with our 2005 Senior Credit Facility, this amount is excluded from the calculation of Adjusted EBITDA for purposes of calculating compliance with the ratio of Funded debt to Adjusted EBITDA.

Reconciliation of Total debt to Funded debt

    The following table sets forth the reconciliation of our reported Total debt to the calculation of Funded debt and Funded debt to Adjusted EBITDA ratio as of September 30, 2010:

As of
(In thousands)	September 30, 2010
GAAP basis Total debt	$436,000
Plus:
Letters of credit outstanding	13,106
Funded debt	$449,106

Adjusted EBITDA	$263,613
Funded debt to Adjusted EBITDA	1.70 times

    The ratio of Funded debt to Adjusted EBITDA was 1.70 times, within the covenant in the 2005 Senior Credit Facility, which requires that this ratio not exceed 3.0 times.

Stockholders’ Equity

    Share Repurchase Program—On October 16, 2007, our Board of Directors authorized a share repurchase authorization of up to $300.0 million of our common stock. On January 13, 2010 our Board of Directors approved a share repurchase program of up to $100.0 million of our common stock which replaced the October 2007 authorization. During the three months ended March 31, 2010, we repurchased 3.7 million shares of our common stock for $100.0 million and completed the January 2010 authorization.  On April 15, 2010 our Board of Directors approved an additional authorization to purchase up to $100.0 million of our common stock. During the three months ended June 30, 2010 we repurchased 3.0 million shares of our common stock for $100.0 million and completed the April 2010 authorization. On July 15, 2010 our Board of Directors approved an additional authorization to purchase up to $100.0 million of our common stock. During the three months ended September 30, 2010 we repurchased 1.8 million shares of our common stock for $50.0 million. On October 15, 2010 our Board of Directors approved the purchase of an additional $50.0 million of our common stock under the previously approved July 2010 authorization, increasing the total available for repurchase to $100.0 million as of October 15, 2010. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

Use of Non-GAAP Measures

    We provide information regarding Adjusted EBITDA and Funded debt which are not recognized terms under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. A reconciliation of our Net income to Adjusted EBITDA and a reconciliation of Total debt to Funded debt have been provided in this Management’s Discussion and Analysis and we believe the use of these non-GAAP financial measures provide investors with additional useful information with respect to our 2005 Senior Credit Facility and our compliance with the related debt covenants.

Factors That May Affect Future Performance

    General Business and Economic Conditions–Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The U.S. macroeconomic environment was challenging in 2009 and was the primary factor in a slowdown in the mattress industry. In 2010 the U.S. macroeconomic environment has improved slightly, but still remains uncertain. In addition, our International segment experienced weakening as a result of general business and economic conditions in several European and Asian markets. We expect the economic environment in the U.S. and internationally to continue to be challenging.

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

    Managing Growth—Over the last few years, we have had to manage our business both through periods of rapid growth and the current recovering economic environment. Our Net sales increased from $221.5 million in 2001 to $1,106.7 million in 2007 and decreased to $927.8 million in 2008 and $831.2 million for the year ended December 31, 2009. For the nine months ended September 30, 2010, our Net sales were $812.7 million. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these types of challenges, management has continued to enhance operating and financial infrastructure, as appropriate. In addition, during 2007 through 2009, we had to manage a decline in sales as a result of the macroeconomic environment. During this period, we had to manage our cost structure to contain costs. Going forward, we expect that expenditures to enhance our operating and financial infrastructure, as well as expenditures for advertising and other marketing-related activities, will continue to be made as the continued growth in the business allows us the ability to invest. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

    Gross Margins—Our gross margin is primarily impacted by fixed cost leverage, the cost of raw materials, operational efficiency, product, channel and geographic mix, volume incentives offered to certain retail accounts and costs associated with new product introductions. At the end of 2009 and into 2010 we experienced increases in our raw material pricing. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. We have made significant investments in our manufacturing infrastructure and have significant available manufacturing capacity. If we increase our Net sales significantly the effect of this operating leverage could have a significant positive impact on our gross margin. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than pillows and are sold with lower margin products such as foundations and bed frames. We expect our gross margins to be up for the full year 2010 through sales leverage and productivity programs partially offset by geographic segment mix and increased commodity costs.

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

    Financial Leverage—As of September 30, 2010, we had $436.0 million of total Long-term debt outstanding, and our Equity attributable to common stockholders was $66.6 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. Since December 31, 2007, we have reduced our total debt outstanding by $166.0 million. Our repatriation of foreign earnings in 2008 and 2009, suspension of our quarterly cash dividend and modest debt rebalancing between our North American and International segments, together with productivity improvements and cost containment initiatives enabled us to decrease our financial leverage and increase our financial flexibility. During the first nine months of 2010, we increased our total debt by $138.5 million; however our improved financial performance over this period has mitigated the impact of this increased debt on our leverage ratios. We currently are targeting a Funded debt to Adjusted EBITDA ratio between 1.5 to 2.0 times although we may exceed this range on a temporary basis or change the target range. There can be no assurance however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our 2005 Senior Credit Facility. In May 2008, we entered into an interest rate swap to manage interest costs and the risk associated with changing interest rates. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” under Part I of this report.

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

    We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential change in fair value on foreign currency forward contracts outstanding at September 30, 2010, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.01 million. Such changes would be largely offset by gains or losses from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

    We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

    We are exposed to changes in interest rates. Our 2005 Senior Credit Facility has a variable rate. In May 2008, we entered into a three year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $350.0 million of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. As of September 30, 2010 the total notional amount of our interest rate swap agreement is $200.0 million, amortizes to $100.0 million on November 28, 2010 and expires on May 31, 2011.

    Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On September 30, 2010, we had variable-rate debt of approximately $236.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $2.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

    During the fourth quarter of 2007 we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years and an assessment with respect to the 2004 tax year during the third quarter of 2010.  The tax assessments relate to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $69.3 million including interest and penalties.  In the first quarter of 2008 and the third quarter of 2010, we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  During the third quarter of 2008 we filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and expects to finalize its position during 2011. We believe we have meritorious defenses to the proposed adjustments and will oppose the assessments in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2010:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2010 – July 31, 2010	—	—	—	—
August 1, 2010 – August 31, 2010	1,018,200	$26.75	1,018,200	$73.3
September 1, 2010 – September 30, 2010	795,635	$28.54	795,635	$50.0
Total	1,813,835		1,813,835

On July 15, 2010, the Board of Directors authorized the repurchase of up to $100.0 million of our common stock. On October 15, 2010 our Board of Directors approved the purchase of an additional $50.0 million of our common stock under the previously approved July 2010 authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

10.1		Amended and Restated Employment and Non-Competition Agreement between Tempur-Pedic International Inc. and Brad Patrick effective as of September 1, 2010 (1)

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Tempur-Pedic International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

TEMPUR-PEDIC INTERNATIONAL INC.
(Registrant)

Date: October 28, 2010	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer