Form 10-K
period 2010-12-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2011-01-31
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Large Accelerated filer ☒          Accelerated filer ☐          Non-Accelerated filer ☐

Smaller Reporting Company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The aggregate market value of the common equity held by nonaffiliates of the registrant on June 30, 2010, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $2,011,235,607.

The number of shares outstanding of the registrant’s common stock as of January 27, 2011 was 68,779,701 shares.

DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements
    This annual report on Form 10-K, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning our plans; objectives; goals; strategies; future events; future revenues or performance; the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments; investments in operating infrastructure; changes in capital expenditures; the impact of consumer confidence; litigation and similar issues; pending tax assessments; financial flexibility; the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market; the improvements in our Net sales; efforts to expand business within established accounts, improve account productivity, reduce costs and operating expenses and improve manufacturing productivity;  initiatives to improve gross margin; the vertical integration of our business; the development, rollout and market acceptance of new products, including the success of the TEMPUR-Cloud™ collection; our ability to further invest in the business and in brand awareness; our ability to meet financial obligations and continue to comply with the terms of our credit facility, including its financial ratio covenants; effects of changes in foreign exchange rates on our reported earnings; our expected sources of cash flow; our ability to effectively manage cash; our ability to align costs with sales expectations; and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 7 of Part II of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

i

 PART I

ITEM 1. BUSINESS

General

    We are the leading manufacturer, marketer and distributor of premium mattresses and pillows, which we sell in approximately 80 countries under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary, pressure-relieving TEMPUR® material is temperature sensitive, has a high density and conforms to the body to reduce pressure and help support the neck and spine.

    We have two reportable operating segments: North America and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The North American operating segment consists of two U.S. manufacturing facilities and our North American distribution subsidiaries. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the North American operating segment. We evaluate segment performance based on Net sales and Operating income. For the results of our business segments, see ITEM 15. Exhibits and Financial Statement Schedules, Note 15, “Business Segment Information”, under Part IV of this report.

    We sell our premium mattresses and pillows through four distribution channels: Retail (furniture and bedding, specialty and department stores); Direct (direct response and internet); Healthcare (hospitals, nursing homes, healthcare professionals and medical retailers); and Third party distributors in countries where we do not sell directly through our own subsidiaries.

    Our principal executive office is located at 1713 Jaggie Fox Way, Lexington, Kentucky 40511 and our telephone number is (800) 878-8889. Tempur Pedic International Inc. was incorporated under the laws of the State of Delaware in September 2002.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge on our website at www.tempurpedic.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

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

    The pillow market has a traditional and a specialty segment. Traditional pillows are generally made of low cost foam or feathers, other than down. Specialty pillows are comprised of all alternatives to traditional pillows, including viscoelastic, foam, sponge, rubber and down.

    Our Market Position

    We are the worldwide leader in specialty sleep. We are focused on developing, manufacturing and marketing advanced sleep surfaces that help improve the quality of life for people around the world. We believe demand for our products is being driven by significant growth in our core demographic market, increased awareness of the health benefits of a better quality mattress and the broadening appeal for our new products. As consumers continue to prefer alternatives to standard innerspring mattresses, our products become more widely available and as our brand gains broader consumer recognition, we expect that our premium products will continue to attract sales from the standard mattress market.

Superior Product Offerings

    Our high-quality, high-density, temperature-sensitive TEMPUR® material distinguishes our products from other products in the marketplace. Viscoelastic pressure-relieving material was originally developed by the U.S. National Aeronautics and Space Administration (NASA) in 1971 in an effort to relieve astronauts of the G–force experienced during lift-off and NASA subsequently made this formula publicly available. The NASA viscoelastic pressure-relieving material originally proved unstable for commercial use. However, after several years of research and development, we succeeded in developing a proprietary formulation and proprietary process to manufacture a stable, durable and commercially viable product. The key feature of our pressure-relieving TEMPUR® material is its temperature sensitivity. It conforms to the body, becoming softer in warmer areas where the body is making the most contact with the pressure-relieving TEMPUR® material and remaining firmer in cooler areas where less body contact is being made. As the material molds to the body’s shape, the neck and spine are supported. Our pressure-relieving TEMPUR® material also has higher density than other viscoelastic materials, resulting in improved durability and enhanced comfort. In addition, clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of pressure ulcers or bed sores, a major problem for elderly and bed-ridden patients.

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

    Strong Financial Performance

    Our business generates significant cash flow due to the combination of our sales, gross and operating margins, low maintenance capital expenditures and limited working capital requirements. For the year ended December 31, 2010, our Gross profit margin and Net income margin were 50.2% and 14.2%, respectively, on Net sales of $1.1 billion. Our Net income margin allows our business model the flexibility to invest in our global brand, enhance our sales force, invest in our manufacturing operations, invest in information systems and recruit experienced management and other personnel.

    Significant Growth Opportunities

    We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. Additionally, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line through our segmentation of products, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level, which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts provides for continued growth opportunities and market shares gains. As of December 31, 2010 our products were sold in approximately 7,100 furniture and bedding retail stores in North America, out of a total of approximately 11,500 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 8,000 to 9,000 over the long-term. Internationally, our products are available in approximately 5,200 furniture retail and department stores, out of a total of approximately 8,000 stores we have identified as appropriate targets. Accordingly, expanding our store distribution also provides for continued growth and market share opportunities. As consumers continue their shift toward the purchase of non-innerspring mattress products and sleep surfaces we believe we are well positioned to capitalize on this growth opportunity. However, our business may be affected by general business and economic conditions that could have an impact on demand for our products, limit our market share and decrease sales.

 Our Products

    Mattresses

    Our mattresses represented 66.6% of our Net sales in 2010 and are our leading product category in recent years. Our mattresses are composed of proprietary multi-layer, temperature sensitive, pressure-relieving TEMPUR ® material. We offer several mattress models, some of which are covered by one or more patents and/or patent applications. We also routinely introduce new mattress models, launch new products and update our existing mattress products in North America and internationally.

    Pillows

    Our premium pillow offerings include a variety of styles and represented 11.8% of Net sales in 2010. Our pillows provide plush and pressure-relieving comfort as the temperature sensitive material molds to the body.

    Other Products

    Our other products represented 21.6% of our Net sales in 2010. This category includes foundations used to support our mattress products, adjustable beds and many other types of offerings including a variety of cushions and other comfort products.

Marketing and Sales

We primarily sell at wholesale through three distinct channels: Retail, Healthcare and Third party. We market directly to consumers in the U.S. and the United Kingdom through our Direct channel. Our marketing strategy is to increase consumer awareness of the benefits of our products and to further associate our brand name with better overall sleep and premium quality products. In September 2009, we launched a new media campaign, titled “Ask Me,” in the U.S. across all of our sales channels which we continued to invest in during 2010. In 2011 we will continue the “Ask Me” campaign in our North American segment and launch a new campaign in the International segment titled “Weightless”.

In 2009, we also introduced a product segmentation strategy, which groups our products into collections with multiple models and price points, differentiated by functionality and specifications. In 2011 we will introduce a new product segment titled the TEMPUR ®-Contour Collection, which will replace the TEMPUR ® Collection, in North America and launch the TEMPUR-CloudTM collection in the International segment.

    Retail

    The Retail channel sells to furniture and bedding retailers, specialty stores and department stores, among others. Our Retail channel represented 86.6% of Net sales in 2010. Our top five customers for the years ended December 31, 2010, 2009 and 2008 accounted for approximately 20.0%, 18.9% and 19.2% of our Net sales, respectively. The loss of one or more of these customers could negatively impact our profitability.

    Direct

The Direct channel sells directly to consumers through our call center operations and the internet in the U.S. and the United Kingdom. Our direct response program targets customers in these markets through television, radio, home mailings, magazine and newspaper product offering advertisements. Our Direct channel represented 6.3% of Net sales in 2010.

    Healthcare

    The Healthcare channel sells to hospitals, nursing homes, healthcare professionals and medical retailers that utilize our products to treat patients, or may recommend or sell them to their clients. In addition, in the U.S. we are partnering with healthcare vendors in a sales method whereby the vendors integrate our TEMPUR® material into their products to improve patient comfort and wellness. These healthcare partners market our joint product offerings through established distribution channels. This channel represented 3.2% of Net sales in 2010.

    Third party

Third party sales represented 3.9% of Net sales in 2010. We utilize third party distributors to serve markets that are currently outside the range of our wholly-owned subsidiaries. Our approach to these developing markets has allowed us to build sales, marketing and brand awareness with minimal capital risk. We have entered into arrangements with third party distributors located in approximately 60 countries. As these markets mature we may seek to convert these third party relationships into wholly-owned subsidiaries.

 Seasonality

A significant portion of our Net sales is attributable to sales in our North American Retail channel, particularly sales to furniture and bedding stores. We believe that our sales of mattresses and pillows to furniture and bedding stores are typically subject to modest seasonality inherent in the bedding industry with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters. Internationally, specifically in Europe, we are subject to seasonality with Net sales lower in the third quarter as compared to the other quarters during the year.

Operations

    Manufacturing and Related Technology

    Our mattresses and pillows are currently manufactured in our 517,000 square-foot facility located in Aarup, Denmark, our 540,000 square-foot facility in Duffield, Virginia and our 800,000 square-foot facility in Albuquerque, New Mexico. Most of the sewing and production of mattress and pillow covers is outsourced to third party suppliers.

    Suppliers

    We obtain the raw materials used to produce our pressure-relieving TEMPUR® material from outside sources. We currently acquire chemicals and proprietary additives from a number of suppliers with manufacturing locations around the world. We expect to continue these supplier relationships for the foreseeable future. We do not consider ourselves dependent upon any single outside vendor as a source of raw materials and believe that sufficient alternative sources of supply for the same or similar raw materials are available. Additionally, we source the manufacturing of our adjustable bed bases and foundations from third party manufacturers. We do not consider ourselves dependent upon any single outside manufacturer as a source of these products.

Research and Development

    Our research and development center located in Duffield, Virginia conducts technology and product development and product testing. Our Aarup, Denmark research and development center conducts technology and product development. Research and development expenses, excluding certain new product development, were $7.4 million, $6.5 million and $6.0 million in 2010, 2009 and 2008, respectively.

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

The standard mattress market in the U.S is dominated by manufacturers of innerspring mattresses, with three nationally recognized brand names: Sealy, Serta and Simmons. These three competitors also offer premium innerspring mattresses and collectively have a significant share of the premium mattress market in the U.S. Select Comfort Corporation competes in the specialty mattress market and focuses on the air mattress market segment. The balance of the mattress market in the U.S. is served by a large number of other manufacturers, primarily operating on a regional basis. Many of these competitors and, in particular, the three largest brands of innerspring mattresses named above, have significant financial, marketing and manufacturing resources, strong brand name recognition, and sell their products through broader and more established distribution channels. During the past several years, a number of our competitors, including Sealy, Serta and Simmons, have offered viscoelastic mattress and pillow products.

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

    As of December 31, 2010, we held trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. TEMPUR® and Tempur-Pedic® are trademarks registered with the United States Patent and Trademark Office. In addition, we have U.S. applications pending for additional marks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the mark remains in use.

 Governmental Regulation

    Our operations are subject to state, local and foreign consumer protection and other regulations relating to the mattress and pillow industry. These regulations vary among the states and countries in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. The U.S. Consumer Product Safety Commission has adopted rules relating to fire retardancy standards for the mattress and pillow industry. Many foreign jurisdictions also regulate fire retardancy standards. Future changes to these standards may require modifications to our products to comply with these additional standards. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products. We have made and will continue to make capital and other expenditures necessary to comply with all these requirements, currently these expenditures are immaterial to our financial results. We believe that we are in material compliance with the applicable federal, state, local and foreign rules and regulations governing our business.

 Employees

    As of December 31, 2010, we had approximately 1,500 employees, with approximately 725 in North America, 250 in Denmark and 525 in the rest of the world. Certain of our employees in Denmark are covered by a government labor union contract as required by Danish law. None of our U.S. employees are covered by a collective bargaining agreement. We believe our relations with our employees are generally good.

 Executive Officers of the Registrant

    Certain information concerning our executive officers as of the date of this report are set forth below. There are no family relationships between any of the persons listed below, or between any of such persons and any of our directors or any persons nominated or chosen by us to become a director or executive officer.

Name	Age	Position
Mark Sarvary	51	President and Chief Executive Officer

Dale E. Williams	48	Executive Vice President and Chief Financial Officer

Richard W. Anderson	50	Executive Vice President and President, North America

Matthew D. Clift	51	Executive Vice President of Global Operations

Lou H. Jones	60	Executive Vice President, General Counsel and Secretary

David Montgomery	50	Executive Vice President and President of International Operations

Brad Patrick	46	Executive Vice President and Chief Human Resources Officer

Bhaskar Rao	45	Chief Accounting Officer and Senior Vice President of Strategic Planning

    Mark Sarvary joined Tempur-Pedic International in June 2008 and serves as President and Chief Executive Officer of Tempur-Pedic International. Prior to joining Tempur-Pedic, from January 2008 until June 2008, Mr. Sarvary served as an Operating Partner with CVC Capital Partners, a global private equity firm. Prior to CVC, from March 2004 to October 2007, Mr. Sarvary was the Executive Vice President and President of Campbell Soup Company,  North America division, responsible for $6 billion in business, including Campbell Soup, Pepperidge Farm, Pace, Prego and V8 as well as Godiva’s global business. From 2002 until 2004, Mr. Sarvary was the President of Campbell’s Pepperidge Farm division. Prior to joining Campbell’s, from 1999 to 2002, Mr. Sarvary was the CEO of J. Crew Group, Inc., and from 1993 to 1999 he worked for Nestle, most recently as the President of the Stouffer’s Frozen Food division. Earlier in his career, Mr. Sarvary worked as a strategy consultant with Bain & Company and in sales and marketing roles with IBM in Europe. Mr. Sarvary received his BSc in Physics from Kent University in the United Kingdom and an MBA from INSEAD Business School in France.

    Dale E. Williams joined Tempur-Pedic International in July 2003 and serves as Executive Vice President and Chief Financial Officer. From November 2001 through 2002, Mr. Williams served as Vice President and Chief Financial Officer of Honeywell Control Products, a division of Honeywell International, Inc. From 2000 to 2001, Mr. Williams served as Vice President and Chief Financial Officer of Saga Systems, Inc./Software AG, Inc. Prior to that, Mr. Williams spent 15 years in various management positions at General Electric Company, most recently as Vice President and Chief Financial Officer of GE Information Services, Inc. Mr. Williams received his B.A. degree in finance from Indiana University.

    Richard W. Anderson joined Tempur-Pedic International in July 2006 and serves as Executive Vice President and President, North America.  From 1983 to 2006, Mr. Anderson was employed by The Gillette Company, which became a part of  The Procter & Gamble Company in 2005. Mr. Anderson most recently served as the Vice President of Marketing for Oral-B and Braun in North America. Previously, Mr. Anderson was the Vice President of Global Business Management for Duracell.  Mr. Anderson has held several management positions in marketing and sales as well as overseeing branding, product development and strategic planning. Mr. Anderson obtained B.S. and M.B.A. degrees from Virginia Tech.

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

    Lou H. Jones joined Tempur-Pedic International in June 2009 and serves as Executive Vice President, General Counsel and Secretary. From July 2007 to January 2009, Ms. Jones was employed by Papa John’s International, where she served as General Counsel. From March 1998 to July 2007, Ms. Jones was employed by Blockbuster Inc., serving as Senior Vice President, Corporate and International Law.  From May 1984 to March 1998, Ms. Jones was a partner and shareholder at the law firm of Thompson & Knight. Ms. Jones earned a B.A. degree from the University of Texas, a B.G.S. degree from the University of Nebraska and a J.D. degree from Southern Methodist University.

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

    Brad Patrick joined Tempur-Pedic International in September 2010 and serves as Executive Vice President and Chief Human Resources Officer. From 2005 to September 2010, Mr. Patrick was employed by the Sara Lee Corporation where he served as Senior Vice President of Human Resources. Mr. Patrick was employed by The Gillette Company from 2004 to 2005, which later became part of The Proctor and Gamble Company, Delta Air Lines from 2000 to 2004 and Frito Lay, Inc. from 1988 to 2000 where he held several senior human resources positions. Mr. Patrick received his B.A. from the University of Kentucky with an emphasis in Personnel and Industrial Relations.

    Bhaskar Rao joined Tempur-Pedic International in January 2004 and since February 2010 has served as Senior Vice President of Strategic Planning and Corporate Development and Chief Accounting Officer. From May 2006 to February 2010, Mr. Rao served as Vice President of Strategic Planning and Chief Accounting Officer. From October 2005 to May 2006 Mr. Rao served as Vice president of Strategic Planning. From January 2004 to October 2005, he served as Director of Financial Planning and Analysis. From 2002 until December 2003, Mr. Rao was employed by Ernst & Young as a Senior Manager in the assurance and business advisory group.  Mr. Rao was employed by Arthur Andersen from 1994 until 2002.  Mr. Rao graduated from Bellarmine University with B.A. degrees in Accounting and Economics. Mr. Rao is also a Certified Public Accountant.

ITEM 1A. RISK FACTORS

    The following risk factors and other information included in this report should be carefully considered. Please also see “Special Note Regarding Forward-Looking Statements” on page i.

Unfavorable economic and market conditions could reduce our sales and profitability and as a result, our operating results may be adversely affected.

    Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. Although demand in the U.S. mattress industry, and in our business particularly, improved in 2010, the U.S. macroeconomic environment remains challenging and was the primary factor in a slowdown in the mattress industry in 2008 and 2009. In addition, our International segment experienced weakening as a result of general business and economic conditions. The global economy stabilized to some degree in 2010, but we expect the economic environment to continue to be challenging as continued economic uncertainty has generally given households less confidence to make discretionary purchases.

    In particular, the recent financial crisis that affected the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and volatility in credit, equity and fixed income markets. There could be a number of other effects from these economic developments on our business, including reduced consumer demand for products; insolvency of our customers, resulting in increased provisions for credit losses; insolvency of our key suppliers resulting in product delays; inability of retailers and consumers to obtain credit to finance purchases of our products; decreased consumer confidence; decreased retail demand, including order delays or cancellations; and counterparty failures negatively impacting our treasury operations.

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

Our sales growth is dependent upon our ability to implement strategic initiatives and actions taken to increase sales growth may not be effective.

    Our ability to generate sales growth is dependent upon a number of factors, including the following:

•	our ability to continuously improve our products to offer new and enhanced consumer benefits and better quality;

•	our TEMPUR-CloudTM collection significantly increased Net sales in 2010. Future product launches may not be as successful;

•	the effectiveness of our advertising campaigns and other marketing programs in building product and brand awareness, driving traffic to our distribution channels and increasing sales;

•	our ability to continue to successfully execute our strategic initiatives;

•	the level of consumer acceptance of our products; and

•	general economic factors that negatively impact consumer confidence, disposable income or the availability of consumer financing.

    Over the last few years, we have had to manage our business both through periods of rapid growth and the current challenging economic environment. A source of our growth within this time frame has been through expanding distribution of our products into new stores, principally furniture and bedding retail stores in the U.S. Our products are currently sold in approximately 7,100 furniture and bedding retail stores in North America, and our plan is to increase our total penetration to a total of 8,000 to 9,000 over the long term. Our products are sold in approximately 5,200 retail stores internationally, out of a total of 8,000 that have been identified as appropriate targets. Some of these retail stores may undergo restructurings, experience financial difficulty or realign their affiliations, which could decrease the number of stores that carry our products. Our sales growth will increasingly depend on our ability to generate additional sales in our existing accounts in the Retail channel. If we are unable to increase product sales in our existing retail accounts at a sufficient rate overall, our Net sales growth could slow, which could adversely affect the price of our common stock.

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

    Our largest competitors have significant financial, marketing and manufacturing resources. They enjoy strong brand name recognition, and sell their products through broad and well established distribution channels. Additionally, a number of our significant competitors offer non-innerspring mattress and viscoelastic pillow products. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results by causing our products to lose market share.  The pillow industry is characterized by a large number of competitors, none of which are dominant, but many of which have greater resources than us.

Because we depend on our significant customers, a decrease or interruption in their business with us would reduce our sales and profitability.

    Our top five customers, collectively, accounted for 20.0% of our Net sales for the year ended December 31, 2010. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. We expect that some of our retailers may consolidate, undergo restructurings or reorganizations, experience financial difficulty, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell our products to them on favorable terms, if at all. A substantial decrease or interruption in business from our significant customers could result in the loss of future business and could reduce our liquidity and profitability.

We are subject to fluctuations in the cost of raw materials, and increases in these costs would reduce our liquidity and profitability.

    The major raw materials that we purchase for production are chemicals and proprietary additives, which are influenced by oil prices. The price and availability of these raw materials are subject to market conditions affecting supply and demand. We experienced increases in the price of certain raw materials during the first quarter of 2010, but prices stabilized for the remainder of the year. For 2011 we expect to encounter inflationary costs for raw materials. To the extent we are unable to absorb those higher costs, or pass any such higher costs to our customers, our gross profit margin could be negatively affected, which could result in a decrease in our liquidity and profitability.

We are subject to a pending tax proceeding in Denmark, and an adverse decision would reduce our liquidity and profitability.

    During the fourth quarter of 2007 we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years and an assessment with respect to the 2004 tax year during the third quarter of 2010.  The tax assessments relate to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $69.3 million including interest and penalties.  In the first quarter of 2008 and the third quarter of 2010, we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  During the third quarter of 2008 we filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and completed their review during the fourth quarter of 2010. An adverse decision could reduce or impair our liquidity and profitability.

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

    Our ability to service our indebtedness depends on our ability to maintain our profitability. We may not be able to maintain our profitability on a quarterly or annual basis in future periods. Further, our profitability will depend upon a number of factors, including without limitation:

•	general economic conditions in the markets in which we sell our products and the impact on consumers and retailers;

•	the level of competition in the mattress and pillow industry;

•	our ability to align our cost structure with sales in the existing economic environment;

•	our ability to effectively sell our products through our distribution channels in volumes sufficient to drive growth and leverage our cost structure and advertising spending;

•	our ability to reduce costs;

•	our ability to absorb fluctuations in commodity costs;

•	our ability to maintain efficient, timely and cost-effective production and utilization of our manufacturing capacity;

•	our ability to successfully identify and respond to emerging trends in the mattress and pillow industry; and

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

    A significant component of our marketing strategy involves the use of direct marketing to generate sales. Future growth and profitability will depend in part on the cost and efficiency of our advertising expenditures, including our ability to create greater awareness of our products and brand name and determine the appropriate creative message and media mix for future advertising expenditures.

Our operating results are increasingly subject to fluctuations, which could adversely affect the market price of our common stock.

    A significant portion of our growth in Net sales is attributable to growth in sales in our North American Retail channel, particularly Net sales to furniture and bedding stores. We believe that our sales of mattresses and pillows to furniture and bedding stores are subject to seasonality inherent in the bedding industry, with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters, and in Europe, lower in the third quarter. Our Net sales may be affected increasingly by this seasonality, particularly as our North American Retail sales channel continues to grow as a percentage of our overall Net sales and, to a lesser extent, by seasonality outside the North American segment.

In addition to seasonal fluctuations, the demand for our premium products can fluctuate significantly based on a number of other factors, including general economic conditions, consumer confidence, the timing of price increases announced by us or our competitors and promotions we offer or offered by our competitors. As our consumer base continues to expand across a wider demographic, it may be comprised of a greater percentage of middle income consumers.  As a result, our consumer base may be more susceptible to general economic factors impacted by decreased disposable income, consumer confidence or availability of consumer financing.

We may be adversely affected by fluctuations in exchange rates, which could affect our results of operations, the costs of our products and our ability to sell our products in foreign markets.

    Approximately 30.2% of our Net sales were generated by our International segment for the year ended December 31, 2010. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates.  We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic International subsidiaries and their customers and suppliers, as well as among certain Tempur-Pedic International subsidiaries from time to time.  The hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” in Part II of this report.

    Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies.  We do not enter into hedging transactions to hedge this risk.  Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Our outlook for 2011 assumes modest unfavorable currency exchange rates versus the full year ended December 31, 2010. Should currency rates change sharply, our results could be negatively impacted.   See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” in Part II of this report.

We are subject to risks from our international operations, such as increased costs, which could impair our ability to compete and our profitability.

    We currently conduct international operations in approximately 21 countries and our products are sold in approximately 80 countries. We generated approximately 30.2% of our Net sales from our International segment during the year ended December 31, 2010, and we continue to pursue additional international opportunities.  Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariffs and other tax increases, fluctuations in exchange rates, inflation and unstable political situations and labor issues.

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

    Our trademarks are currently registered in the U.S. and registered or pending in foreign jurisdictions. However, those rights could be circumvented, or violate the proprietary rights of others, or we could be prevented from using them if challenged. A challenge to our use of our trademarks could result in a negative ruling regarding our use of our trademarks, their validity or their enforceability, or could prove expensive and time consuming in terms of legal costs and time spent defending against such a challenge. Any loss of trademark protection could result in a decrease in sales or cause us to spend additional amounts on marketing, either of which could decrease our liquidity and profitability. In addition, if we incur significant costs defending our trademarks, that could also decrease our liquidity and profitability. In addition, we may not have the financial resources necessary to enforce or defend our trademarks. Furthermore, our patents may not provide meaningful protection and patents may never issue from pending applications. It is also possible that others could bring claims of infringement against us, as our principal product formula and manufacturing processes are not patented, and that any licenses protecting our intellectual property could be terminated. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

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

     Part of our North American marketing and advertising strategy in certain North American channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the years ended December 31, 2010 and 2009, we had approximately $44.6 million and $31.8 million in returns for a return rate of approximately 5.8% and 6.1%, respectively, of our Net sales in North America. As we expand our sales, our return rates may not remain within our historical levels. The downturn in general economic conditions may also increase our product return rates. An increase in return rates could significantly impair our liquidity and profitability.

    We also currently provide our customers with a limited, pro-rata 20-year warranty on mattresses sold in North America and a limited, pro-rata 15-year warranty on mattresses sold in the International segment. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows.

    Because not all of our products have been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing. If our warranty reserves are not adequate to cover future warranty claims, their inadequacy could have a material adverse effect on our liquidity and profitability.

We are vulnerable to interest rate risk with respect to our debt, which could lead to an increase in interest expense.

    We are subject to interest rate risk in connection with our issuance of variable rate debt under our credit facility (2005 Senior Credit Facility). Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $3.1 million for each 1.0% increase in interest rates. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part II of this report. Additionally, our 2005 Senior Credit Facility, which contains particularly favorable interest rate terms, is scheduled to mature on June 8, 2012 and we expect to refinance this 2005 Senior Credit Facility in 2011. Upon refinance of our 2005 Senior Credit Facility we may not be able to replicate the favorable interest rate terms in a new credit facility which may impact the amount of interest payments we make on our outstanding debt and thus negatively impact our future earnings and cash flows.

 Our leverage limits our flexibility and increases our risk of default.

    As of December 31, 2010, we had $407.0 million in total Long-term debt outstanding. In addition, as of December 31, 2010, our Stockholders’ Equity was $126.0 million. During 2010 we repurchased a total of $250.0 million in common stock pursuant to stock repurchase authorizations approved by our Board of Directors. We funded the repurchases in part through borrowings under the credit agreement we entered into in 2005, which substantially increased our leverage. On January 13, 2011, our Board of Directors terminated the remaining authority under the July 2010 authorization and approved a new share repurchase authorization of up to $200.0 million of our common stock.

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

    In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities. Our failure to comply with these covenants may result in an event of default. If such event of default is not cured or waived, we may suffer adverse effects on our operations, business or financial condition, including acceleration of our debt. For further discussion regarding our debt covenants and compliance, please see “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II of this report.

 Loss of suppliers and disruptions in the supply of our raw materials could increase our costs of production and reduce our ability to compete effectively.

    We acquire chemicals and proprietary additives from a number of suppliers with manufacturing locations around the world. If we were unable to obtain chemicals and proprietary additives from these suppliers, we would have to find replacement suppliers. Any substitute arrangements for chemicals and proprietary additives might not be on terms as favorable to us. In addition, we continue to outsource the procurement of certain goods and services, particularly mattress and pillow covers, from suppliers in foreign countries.  If we were no longer able to outsource through these suppliers, we could source it elsewhere, perhaps at a higher cost.  In addition, if one of our major suppliers, or several of our suppliers, declare bankruptcy or otherwise cease operations, our supply chain could be materially disrupted.  We maintain relatively small supplies of our raw materials and outsourced goods at our manufacturing facilities, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales or could cause an increase in our cost of sales, either of which could decrease our liquidity and profitability.

We produce our products in three manufacturing facilities, and unexpected equipment failures, delays in deliveries, catastrophic loss delays may lead to production curtailments or shutdowns.

    We manufacture our products at our three facilities: in Aarup, Denmark, in Duffield, Virginia and in Albuquerque, New Mexico. An interruption in production capabilities at these plants as a result of equipment failure could result in our inability to produce our products, which would reduce our sales and earnings for the affected period. For example, we produce pillows for our North American segment only at our Duffield, Virginia facility. An interruption in pillow production capabilities at this plant could result in a disruption of pillow distribution to the market.  In addition, we generally deliver our products only after receiving the order from the customer or the retailer and thus do not hold large inventories. In the event of a disruption in production at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. For example, a third party carrier could potentially be unable to deliver our products within acceptable time periods due to a labor strike or other disturbance in its business. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and affect our profitability. We have introduced new distribution programs to increase our ability to deliver products on a timely basis, but if we fail to deliver products on a timely basis, we may lose sales which could decrease our liquidity and profitability. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Despite the fact that we maintain insurance covering the majority of these risks, we may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss.

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

    As of December 31, 2010, we had approximately 1,500 full-time employees, with approximately 725 in North America, 250 in Denmark and 525 in the rest of the world. Certain of our employees in Denmark are under a government labor union contract, but those in the U.S. are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our Net sales or an increase in our costs, either of which could decrease our liquidity and profitability. We believe our relations with our employees are generally good.

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

    Our operations could also be impacted by a number of pending legislative and regulatory proposals to address greenhouse gas emissions in the U.S. Similarly, certain countries including Denmark, where our only plant outside the United States is located, have adopted the Kyoto Protocol, and this and other international initiatives under consideration could affect our international operations. These actions could increase costs associated with our operations, including costs for raw materials and transportation.  Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations or cash flows.

Challenges to our pricing policies could adversely affect our operations.

    Our retail pricing policies are subject to antitrust regulations in the U.S. and abroad. If antitrust regulators in any jurisdiction in which we do business initiate investigations into or challenge our pricing or advertising policies, our efforts to respond could force us to divert management resources and we could incur significant unanticipated costs. If such an investigation were to result in a charge that our practices or policies were in violation of applicable antitrust or other laws or regulations, we could be subject to significant additional costs of defending such charges in a variety of venues and, ultimately, if there were a finding that we were in violation of antitrust or other laws or regulations, there could be an imposition of fines, damages for persons injured, as well as injunctive or other relief. Any requirement that we pay fines or damages could decrease our liquidity and profitability, and any investigation or claim that requires significant management attention or causes us to change our business practices could disrupt our operations or increase our costs, also resulting in a decrease in our liquidity and profitability. An antitrust class action suit against us could result in potential liabilities, substantial costs and the diversion of our management’s attention and resources, regardless of the outcome. See ITEM 3, “Legal Proceedings” in Part I of this report.

Our stock price is likely to continue to be volatile, your investment could decline in value, and we may incur significant costs from class action litigation.

    The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations. The trading price of our common stock may fluctuate significantly in response to various factors, including:

•	actual or anticipated variations in our quarterly operating results, including those resulting from seasonal variations in our business;

•	general economic conditions, such as unemployment, changes in short-term and long-term interest rates and fluctuations in both debt and equity capital markets;

•	introductions or announcements of technological innovations or new products by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to patent our products and technologies;

•	changes in estimates by securities analysts of our financial performance;

•	stock repurchase programs;

•	bankruptcies of any of our major customers;

•	conditions or trends in the specialty bedding industry, or the mattress industry generally;

•	additions or departures of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by our competitors of their quarterly operating results or announcements by our competitors of their views on trends in the bedding industry;

•	regulatory developments in the U.S. and abroad;

•	economic and political factors;

•	public announcements or filings with the SEC indicating that significant stockholders, directors or officers are selling shares of our common stock; and

•	the declaration or suspension of a cash dividend.

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

    The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of January 27, 2011, there were 68.8 million shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties.

In addition, up to approximately 18.5 million shares of our common stock are reserved for grants under our 2002 Stock Option Plan, our Amended and Restated 2003 Equity Incentive Plan, as amended and our 2003 Employee Stock Purchase Plan. As of December 31, 2010 approximately 5.5 million equity awards are outstanding and 4.3 million are available for future grants. The Company has filed registration statements with the SEC with respect to these shares and stockholders can sell these shares in the public market upon issuance, subject to restrictions under the securities laws and any applicable lock-up agreements.

We have stockholders who presently beneficially own more than 5% of our outstanding capital stock. Sales or other dispositions of our shares by these major stockholders may depress our stock price.

 Our current directors, officers and their affiliates own a large percentage of our common stock and could limit you from influencing corporate decisions.

    As of January 27, 2011 our executive officers, directors, and their respective affiliates own, in the aggregate, approximately 10% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options.  These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of all directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.  In addition, we have stockholders who own more than 5% of our outstanding common stock, and as a result, may be able to influence all matters requiring the approval of stockholders and the approval of other significant corporate transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

    Our products are sold in approximately 80 countries and we have wholly-owned subsidiaries in 21 countries, including our wholly-owned subsidiaries that own our manufacturing facilities in Denmark and the U.S. The following table sets forth certain information regarding our principal facilities at December 31, 2010.

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

     In addition to the properties listed above, we have 19 facilities in 12 countries under leases with one to ten year terms. The manufacturing facility in Albuquerque, New Mexico is leased as part of the related industrial revenue bond financing. We have an option to repurchase the property for one dollar upon termination of the lease.

    We believe that our existing properties are suitable for the conduct of our business, are adequate for our present needs and will be adequate to meet our future needs. As described in ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we operate in two business segments, North America and International.

ITEM 3. LEGAL PROCEEDINGS

    Antitrust Action. On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the Antitrust Action).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, the Company filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the plaintiffs filed a “Motion to Alter or Amend Judgment,” which was fully briefed. On May 1, 2008, that motion was denied.  Jacobs appealed the dismissal of their claims, and the parties argued the appeal before the United States Circuit Court for the Eleventh Circuit on December 11, 2008.  The Court rendered an opinion favorable to the Company on  December 2, 2010,  affirming the trial court’s refusal to allow Jacobs to alter or amend its pleadings and dismissing it’s claims.  Jacobs has subsequently petitioned the 11th Circuit Court of Appeals for an “en banc” review of the three judge panel’s ruling.  The Company continues to strongly believe that the Antitrust Action lacks merit, and intends to defend against the claims vigorously. Based on the findings of the court to date and an assessment of the Company’s meritorious defenses, the Company believes that it is remote that it will incur a loss with respect to this matter. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operation. Accordingly, the Company cannot make an estimate of the possible ranges of loss.

    New York Attorney General. In December 2008, the Office of the Attorney General of the State of New York, Antitrust Bureau (OAG) requested that the Company consider discontinuing its unilateral retail price policy (UPPL) in the State of New York, and informed the Company that it may bring an enforcement action against the Company under New York law if the Company chose not to do so.  On March 29, 2010, the Office of the Attorney General filed suit in New York state court against the Company with respect to this matter.  The complaint does not charge the Company with any violation of state or federal antitrust law; instead it claims the Company violated a 1975 New York state law which declares certain contractual provisions to be unenforceable and not actionable at law and seeks, among other things, a permanent injunction prohibiting the Company’s UPPL as well as unspecified sums for restitution and disgorgement profits. The Company responded to the complaint and also filed motions to dismiss and to obtain discovery.  On September 28, 2010, the court heard various motions filed by the parties and took them under advisement.  On January 14, 2011, the court denied the OAG’s petition in full and granted the Company’s motion to dismiss.  The OAG has the right to appeal the court’s decision.  The Company believes that its UPPL complies with state and federal law and intends to continue to vigorously defend it if the OAG appeals. No claim for damages has been received by the Company. Based on the findings of the court to date and an assessment of the Company’s meritorious defenses, the Company believes that it is remote that it will incur a loss with respect to this matter. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the New York Attorney General at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operation. Accordingly, the Company cannot make an estimate of the possible ranges of loss.

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

	Price Range
	High	Low	Cash Dividend Per Common Share
Fiscal 2009
First Quarter	$8.26	$3.93	$—
Second Quarter	$13.74	$8.13	$—
Third Quarter	$19.10	$10.61	$—
Fourth Quarter	$24.28	$18.03	$—

Fiscal 2010
First Quarter	$31.15	$24.43	$—
Second Quarter	$35.79	$29.65	$—
Third Quarter	$32.76	$26.01	$—
Fourth Quarter	$40.62	$26.88	$—

    As of December 31, 2010, we had approximately 138 shareholders of record of our common stock.

    Dividends

    The decision to pay a dividend in future periods is reviewed by our Board of Directors on a periodic basis.

    Equity Compensation Plan Information

    The following table sets forth equity compensation plan information as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2002 Stock Option Plan (1)	9,161	$2.86	—
2003 Equity Incentive Plan (2)	5,750,933	$13.32	3,284,576
2003 Employee Stock Purchase Plan (3)	—	—	141,599
Equity compensation plans not approved by security holders	—	—	—
Total	5,760,094	$13.31	3,426,175

(1)	In December 2003, our Board of Directors adopted a resolution that prohibited further grants under the 2002 Stock Option Plan.

(2)
The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the 2003 Equity Incentive Plan includes 182,198 of restricted stock units and deferred stock units. Additionally, this number includes 410,849 performance restricted stock units which reflects a maximum payout of the awards granted. These restricted, deferred and performance restricted stock units are excluded from the weighted average exercise price calculation above.

(3)
Shares under the 2003 Employee Stock Purchase Plan allows eligible employees to purchase our common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the price per share of our common stock. This plan is an open market purchase plan and does not have a dilutive effect. Effective February 1, 2010, we suspended offerings under the ESPP indefinitely.

See Note 9 to the Consolidated Financial Statements for information regarding the material features of each of the above plans.

 Issuer Purchases of Equity Securities

    During 2010, we purchased 8.5 million shares of our common stock for a total cost of $250.0 million pursuant to authorizations made by our Board of Directors. On January 13, 2011 our Board of Directors authorized a new share repurchase up to $200.0 million of our common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

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

The comparison for each of the periods assumes that $100 was invested on December 31, 2005 in our common stock, the stocks included in the S&P 500 Composite Index and the stocks included in each peer group index and that all dividends were reinvested. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/2005	12/2006	12/2007	12/2008	12/2009	12/2010
Tempur-Pedic International, Inc.	$100.00	$177.91	$228.36	$63.60	$211.97	$359.34
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Peer Group	100.00	117.63	100.75	53.73	94.85	142.16

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. We have derived our statements of income and balance sheet data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 from our audited financial statements. Our financial statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 are included in ITEM 15, “Exhibits and Financial Statement Schedules” in Part IV of this report.

(In thousands, except per share amounts)
Statement of Income Data:	2010	2009	2008	2007	2006
Net sales	$1,105,421	$831,156	$927,818	$1,106,722	$945,045
Cost of sales	549,994	437,414	526,861	571,896	484,507
Gross profit	555,427	393,742	400,957	534,826	460,538
Operating expenses	309,525	248,797	267,093	290,712	251,233
Operating income	245,902	144,945	133,864	244,114	209,305
Interest expense, net	(14,501)	(17,349)	(25,123)	(30,484)	(23,920)
Other income (expense), net(1)	(536)	441	(1,319)	(756)	(10,620)
Income before income taxes	230,865	128,037	107,422	212,874	174,765
Income tax provision	73,720	43,044	48,554	71,415	62,443
Net income	$157,145	$84,993	$58,868	$141,459	$112,322

Balance Sheet Data (at end of period):
Cash and cash equivalents	$53,623	$14,042	$15,385	$33,315	$15,788
Total assets	716,003	643,379	646,531	806,432	725,666
Total debt	407,000	297,470	419,341	602,044	361,132
Total Stockholders’ Equity	126,033	172,293	72,443	48,138	213,348

Other Financial and Operating Data:
Dividends per common share	$—	$—	$0.24	$0.30	$—
Depreciation and amortization(2)	43,969	40,213	40,797	40,142	28,676
Net cash provided by operating activities	184,122	134,986	198,394	126,361	165,815
Net cash used by investing activities	(37,517)	(14,303)	(5,368)	(22,871)	(37,861)
Net cash used by financing activities	(106,376)	(118,721)	(200,150)	(87,642)	(132,476)
Basic earnings per common share	2.23	1.13	0.79	1.77	1.32
Diluted earnings per common share	2.16	1.12	0.79	1.74	1.28
Capital expenditures	18,141	14,303	10,494	16,149	37,211

(1)
Includes $10.7 million in debt extinguishment charges for the redemption premium and write-off of deferred financing fees related to the redemption of $97.5 million of senior subordinated notes for the year ended December 31, 2006.

(2)
Includes $11.6 million, $8.8 million, $8.0 million, $6.7 million, and $3.8 million in non-cash stock-based compensation expense related to restricted stock units, performance restricted stock units, deferred stock units and stock options in 2010, 2009, 2008, 2007, and 2006, respectively.

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

    In this discussion and analysis, we discuss and explain the financial condition and results of operations for Tempur-Pedic International for the years ended December 31, 2010, 2009 and 2008 that will include the following points:

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

Business Overview

General—We are the leading manufacturer, marketer and distributor of premium mattresses and pillows, which we sell in approximately 80 countries under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary pressure-relieving TEMPUR® material is temperature sensitive, has a high density and conforms to the body.

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

Business Segments—We have two reportable business segments: North America and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The North American operating segment consists of two U.S. manufacturing facilities and our North American distribution subsidiaries. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the North American operating segment. We evaluate segment performance based on Net sales and Operating income.

On April 1, 2010, we purchased our Third party distributor in Canada. Accordingly, Net sales in the Canadian market are reported in the appropriate channels within the North American segment. As Canada represented essentially all sales through the North American Third party channel, we no longer report Third party sales in this segment.

For a further discussion of factors that could impact operating results, including the current economic environment and the steps we are taking to address this environment, see the section entitled “Factors That May Affect Future Performance” included within this section and "Risk Factors" in ITEM 1A, which are incorporated herein by reference.

Strategy and Overview

Our goal is to become the world’s favorite mattress and pillow brand. In order to achieve this long-term goal while managing through the current economic environment, we expect to continue to pursue certain key strategic goals using the related strategies discussed below.

•
Make sure everyone knows that they would sleep better on a Tempur-Pedic - we plan to continue to invest in our global brand awareness through advertising campaigns that further associate our brand name with overall sleep and premium quality products.

•	Make sure there is a Tempur-Pedic bed and pillow that appeals to everyone – we plan to continue to maintain our focus on premium mattresses and pillows and regularly introduce new products.

•	Make sure that Tempur-Pedic is available to everyone - we plan to expand our points of distribution and the effectiveness of our distribution channels.

•	Make sure that Tempur-Pedic continues to deliver the best sleep – we plan to continue to invest in product research and development.

    In pursuing these strategic goals, we expect to continue to optimize our cost structure in order to enable these marketing and product development investments.

Results of Operations

    Key financial highlights for the year ended December 31, 2010 include:

•	Earnings per common share (EPS) were $2.16 per diluted share compared to $1.12 for the full year 2009.

•	Net sales increased to $1.1 billion compared to $831.2 million for the full year 2009.

•	Our Gross Profit margin was 50.2% compared to 47.4% for the year ended December 31, 2009.

•	Our Operating income margin was 22.2% compared to 17.4% for the year ended December 31, 2009.

•	During the year ended December 31, 2010, we generated $184.1 million of operating cash flow compared to $135.0 million for the year ended December 31, 2009.

•	During the year ended December 31, 2010, we repurchased 8.5 million shares of our common stock for a total cost of $250.0 million.

The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of Net sales:

(In thousands, except earnings per share)	Year Ended December 31,
	2010		2009		2008
Net sales	$1,105,421	100.0%	$831,156	100.0%	$927,818	100.0%
Cost of sales	549,994	49.8	437,414	52.6	526,861	56.8
Gross Profit	555,427	50.2	393,742	47.4	400,957	43.2
Selling and marketing expenses	199,722	18.1	153,440	18.5	172,350	18.6
General, administrative and other	109,803	9.9	95,357	11.5	94,743	10.2
Operating income	245,902	22.2	144,945	17.4	133,864	14.4
Interest expense, net	(14,501)	(1.3)	(17,349)	(2.1)	(25,123)	(2.7)
Other income (expense), net	(536)	—	441	0.1	(1,319)	(0.1)
Income before income taxes	230,865	20.9	128,037	15.4	107,422	11.6
Income tax provision	73,720	6.7	43,044	5.2	48,554	5.2
Net income	$157,145	14.2%	$84,993	10.2%	$58,868	6.4%
Earnings per common share:
Diluted	$2.16		$1.12		$0.79
Weighted average common shares outstanding:
Diluted	72,792		76,048		74,909

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in thousands)	2010	2009	2010	2009	2010	2009
Retail	$957,025	$702,293	$694,725	$459,678	$262,300	$242,615
Direct	69,853	49,478	59,668	43,283	10,185	6,195
Healthcare	35,166	36,152	12,290	11,024	22,876	25,128
Third party	43,377	43,233	5,343	11,339	38,034	31,894
	$1,105,421	$831,156	$772,026	$525,324	$333,395	$305,832

A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in thousands)	2010	2009	2010	2009	2010	2009
Mattresses	$735,599	$549,947	$539,199	$366,925	$196,400	$183,022
Pillows	130,567	107,532	65,728	48,814	64,839	58,718
Other	239,255	173,677	167,099	109,585	72,156	64,092
	$1,105,421	$831,156	$772,026	$525,324	$333,395	$305,832

Net sales. Net sales for the year ended December 31, 2010 increased to $1.1 billion from $831.2 million, an increase of $274.3 million, or 33.0%. In 2009 our industry was adversely affected by an unstable macroeconomic environment which had an adverse impact on our Net sales. However, during 2010, we experienced a significant improvement in Net sales. We believe our revenues have been gaining momentum primarily as a result of investments made in marketing, research and development and new product introductions. We were well positioned to make these investments because we maintained our financial flexibility during the economic downturn. Consolidated Mattress sales increased $185.7 million, or 33.8%, compared to the full year 2009. The increase in Mattress sales occurred primarily in our Retail channel with Net Sales increasing to $957.0 million from $702.3 million in the same period in 2009, an increase of $254.7 million, or 36.3%. Consolidated Pillow sales increased approximately $23.0 million, or 21.4% compared to the twelve months ended December 31, 2009. Consolidated Other, which includes adjustable bed bases, foundations and other related products, increased $65.6 million, or 37.8%. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

North America. North American Net sales for the year ended December 31, 2010 increased to $772.0 million from $525.3 million for the same period in 2009, an increase of $246.7 million, or 47.0%. Our North American Retail channel contributed $694.7 million in Net sales for the twelve months ended December 31, 2010, for an increase of $235.0 million, or 51.1%. The introduction of our new product line, the TEMPUR-CloudTM collection, has been well received by retailers and consumers. This latest generation of proprietary TEMPUR® material was developed for consumers who want a soft sleep surface with the underlying support provided by a Tempur-Pedic mattress. During 2009 we launched the first product in the collection, the TEMPUR-Cloud SupremeTM. In January 2010, we launched the second mattress in this line, the TEMPUR-Cloud™ and during the third quarter of 2010 we introduced the TEMPUR-Cloud LuxeTM. The TEMPUR-CloudTM collection has been extremely successful, and by appealing to a different group of consumers, has greatly increased our target market and accordingly was a significant driver of our Net sales and market share growth in 2010. Additionally, we believe that our “Ask Me” advertising campaign has had a positive impact on our performance. As a result, North American Mattress sales increased $172.3 million, or 47.0%, over the same period in 2009, driven by the increase in our Retail channel. Net sales in the Direct channel increased by $16.4 million, or 37.9%. We believe increased sales in the Direct channel are a result of our focus on building brand awareness and encouraging consumers to visit our website through our advertisements. The Third Party channel Net Sales decrease is attributable to our April 1, 2010 acquisition of our third-party distributor in Canada. Pillow sales increased $16.9 million, or 34.6%, over the same period in 2009.  Other Net sales increased $57.5 million, or 52.5%, compared to the same period in 2009. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. Additionally, we have emphasized and are experiencing improved attach rates on adjustable bed bases which are sold at a higher price point than traditional foundations.

International. International Net sales for the year ended December 31, 2010 increased to $333.4 million from $305.8 million for the same period in 2009, an increase of $27.6 million, or 9.0%. On a constant currency basis, our International sales increased approximately 10.9%. We experienced some stabilization of the global economic slowdown in our international markets, which impacted Net sales in 2009. Additionally, we have added new key customers in certain international markets. The International Retail channel increased $19.7 million, or 8.1%, for the twelve months ended December 31, 2010. International Retail increased primarily because of growing our distribution and from the success of the Sensation mattress. Third party Net sales increased $6.1 million, or 19.3%. The primary factor for the increase in Third party sales is related to improved macroeconomic environments in our significant Third party regions in our International segment. Our introduction of the Sensation mattress line in the International segment has been well accepted by retailers and consumers. As a result, International Mattress sales in 2010 increased $13.4 million, or 7.3%, compared to 2009. Pillow sales in 2010 increased $6.1 million, or 10.4%, as compared to 2009. Other product Net sales increased $8.1 million, or 12.6%, as compared to 2009. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted.

Gross profit. Gross profit for the year ended December 31, 2010 increased to $555.4 million from $393.7 million for the same period in 2009, an increase of $161.7 million, or 41.1%. Gross profit margin for the year ended December 31, 2010 was 50.2%, as compared to 47.4% in the same period of 2009. Our Gross profit margin is impacted by, among other factors, geographic mix between segments. The principal factors that impacted Gross profit margin during the year are identified and discussed below in the respective segment discussions.

North America. North American Gross profit for the year ended December 31, 2010 increased to $358.3 million from $222.6 million for the same period in 2009, an increase of $135.7 million, or 61.0%. The Gross profit margin in our North American segment was 46.4% and 42.4% for the year ended December 31, 2010 and 2009, respectively. Improvements in our North American Gross profit margin were primarily driven by improved efficiencies in our manufacturing processes and fixed cost leverage related to higher volumes. These factors were partially offset by higher commodity costs. Additionally, the North American segment pays a royalty to our International segment based on its production volume, which has the effect of lowering the segment’s reported Gross profit margin. Our North American Cost of sales increased to $413.7 million for the year ended December 31, 2010 as compared to $302.8 million for the year ended December 31, 2009, an increase of $111.0 million, or 36.7%.

International. International Gross profit for the year ended December 31, 2010 increased to $197.1 million from $171.2 million for the same period in 2009, an increase of $26.0 million, or 15.2%. The Gross profit margin in our International segment was 59.1% and 56.0% for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, improvements in our International Gross profit margin were primarily driven by improved efficiencies in our manufacturing processes and fixed cost leverage related to higher volumes. These factors were partially offset by higher commodity costs. Additionally, the International segment receives a royalty from our North American segment based on the North American production volume, which has the effect of increasing the segment’s reported Gross profit margin. Our International Cost of sales for the year ended December 31, 2010 increased to $136.3 million for the year ended December 31, 2010, as compared to $134.7 million for the year ended December 31, 2009, an increase of $1.6 million, or 1.2%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials and sales force compensation. We also include in Selling and marketing expense certain new product development costs, including market research and new product testing. Selling and marketing expenses increased to $199.7 million for the year ended December 31, 2010 as compared to $153.4 million for the year ended December 31, 2009, an increase of $46.3 million, or 30.2%. Selling and marketing expenses as a percentage of Net sales was relatively flat at 18.1% in 2010, compared to 18.5% for 2009. Our advertising expense for the year ended December 31, 2010 was $96.6 million, or 8.7% of Net sales, compared to $69.3 million, or 8.3%, for the same period in 2009, an increase of $27.3 million. Our objective is to align advertising expenses with our sales expectations. During 2010 we made investments in advertising to drive future growth. For example, our marketing and advertising campaign “Ask Me,” which continued in 2010, focuses on increasing awareness of our products and the benefits they offer through word-of-mouth and social networking outlets. All other selling and marketing expenses increased $19.0 million primarily as a result of increased salaries and associated expenses, a larger bonus pool in 2010 compared to 2009, stock compensation associated with our sales team and investments in our website infrastructure to enhance the customer experience.

General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses as a percentage of Net sales was 9.9% for the year ended December 31, 2010 as compared to 11.5% for the same period in 2009. General, administrative and other expenses increased to $109.8 million for the year ended December 31, 2010 as compared to $95.4 million for the year ended December 31, 2009, an increase of $14.4 million, or 15.1%. The increase in General, administrative and other expenses are primarily a result of a larger bonus pool, stock based compensation and fees associated with financing programs in our Direct sales channel all of which were driven by our strong operating performance. In addition, professional fees related to strategic research studies and our ongoing investments in information technology also contributed to this increase. The effects of these items have been partially offset by a lower level of bad debt expense in 2010 compared to 2009 which reflects the improved financial condition of our receivables portfolio. Research and development expenses for the year ended December 31, 2010 were $7.4 million compared to $6.5 million for the same period in 2009. In 2010 we have increased our investment in research and development in order to improve our existing product line and continue to introduce new and differentiated products.

    Interest expense, net. Interest expense, net includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $14.5 million for the year ended December 31, 2010 as compared to $17.3 million for the year ended December 31, 2009, a decrease of $2.8 million, or 16.4%. The decrease in interest expense is primarily attributable to a decrease in the portion of the underlying debt subject to our interest rate swap, offset by an increase in debt outstanding not subject to the interest rate swap. Currently, the interest rate on our variable rate debt is lower than the fixed rate of the interest rate swap. As we increase our borrowings, we are subject to variable rate debt that is not protected under the interest rate swap described below. Accordingly, if interest rates increase we may incur a higher level of interest expense. The variable interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio.

In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating London Inter-bank Offering Rate (LIBOR) based interest rate to 3.755% on $100.0 million and $200.0 million of the outstanding balance as of December 31, 2010 and 2009, respectively, under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap expiring on May 31, 2011.

We currently plan to refinance our 2005 Senior Credit Facility in 2011, which matures in 2012. Upon refinance of our 2005 Senior Credit Facility we may not be able to replicate the favorable interest rate terms in a new credit facility which may impact the amount of interest expense we incur.

Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our North American and foreign operations. Our effective tax rate was 31.9% and 33.6% for the years ended December 31, 2010 and 2009, respectively. The decrease primarily relates to increased benefit associated with certain manufacturing deductions allowable under U.S. law and the release of valuation allowances against deferred tax assets of certain foreign entities.

Our effective income tax rate for the year ended December 31, 2010 differed from the federal statutory rate principally due to certain foreign tax rate differentials, state and local income taxes, deemed dividends from foreign operations, the manufacturing activity deduction, adjustments to unrecognized tax benefits and the release of valuation allowances against deferred tax assets of certain foreign entities. Our effective income tax rate for the year ended December 31, 2009 differed from the federal statutory rate principally due to certain foreign tax rate differentials, state and local income taxes, deemed dividends from foreign operations, the manufacturing activity deduction and adjustments to unrecognized tax benefits.

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

Net sales. Net sales for the year ended December 31, 2009 decreased to $831.2 million from $927.8 million, a decrease of $96.7 million, or 10.4%, primarily a result of our industry continuing to be affected by the macroeconomic environment, resulting in lower consumer traffic and decreased consumer demand. Our industry has been adversely impacted by a depressed housing market, low consumer confidence and rising unemployment trends. Consolidated Mattress sales decreased $81.4 million, or 12.9%, compared to the full year 2008. This decrease in Mattress sales is primarily related to the decrease in our Retail channel, with Net sales decreasing to $702.3 million from $781.1 million in the same period in 2008, a decrease of $78.8 million, or 10.1%. Consolidated Pillow sales decreased approximately $10.4 million, or 8.8% compared to the twelve months ended December 31, 2008. Many of our Pillows are sold with mattress purchases. Therefore, when Mattress sales decline, Pillow sales are also impacted. The factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

North America. North America Net sales for the year ended December 31, 2009 decreased to $525.3 million from $570.7 million for the same period in 2008, a decrease of $45.4 million, or 8.0%. Our North America Retail channel contributed $459.7 million in Net sales for the twelve months ended December 31, 2009. We believe that the macroeconomic environment adversely impacted our North America Retail channel. In the third quarter of 2009, we introduced our new product, the TEMPUR-CloudTM Supreme, which has been well received by retailers and consumers. Additionally, in 2009, we offered promotions to drive traffic to the Retail channel. Net sales in the Direct channel increased by $3.6 million, or 9.1%, which we believe is a result of our focus on generating internet leads and investing in internet advertising. The North America Healthcare and Third party channel Net sales both experienced declines, with a decrease of $4.3 million, or 27.8%, to $11.0 million in the Healthcare channel and a decrease of $3.9 million, or 25.6%, to $11.3 million in the Third party channel. The Healthcare channel Net sales decrease is primarily related to the decreased availability of discretionary spending in the healthcare industry. The Third party channel Net Sales decrease is attributable to macroeconomic conditions in our Third party regions.

As a result of the macroeconomic environment, Mattress sales decreased to $366.9 million for the twelve months ended December 31, 2009, a decrease of $45.4 million, or 11.0%, over the same period in 2008. The decline in Mattress sales is largely related to the deteriorating macroeconomic environment and its effects on our Retail channel. Pillow sales were relatively flat in 2009, decreasing to $48.8 million, a decline of $2.0 million or 3.9%. Other sales, which include adjustable bedbases, foundations, other related products and a variety of comfort items, increased by $1.9 million, or 1.8%. This increase is primarily driven by emphasizing sales of adjustable bedbases alongside mattress offerings. In the third quarter of 2009, we introduced a new North America advertising campaign, “Ask Me” which focuses on increasing awareness of our products and the benefits they offer through word-of-mouth and social networking outlets, which we believe will increase our brand awareness.

International. International Net sales for the year ended December 31, 2009 decreased to $305.8 million from $357.1 million for the same period in 2008, a decrease of $51.3 million, or 14.4%. On a constant currency basis, our International sales declined approximately 10.7%. Our International segment was primarily impacted by the global economic slowdown early in 2009, but experienced improvements at the end of the year. The International Retail channel decreased $38.0 million, or 13.5%, for the twelve months ended December 31, 2009, which we believe is attributable to declines in consumer traffic and decreased demand. International Mattress sales in 2009 decreased $36.0 million, or 16.4%, compared to 2008. Pillow sales in 2009 decreased $8.4 million, or 12.5%, as compared to 2008. Pillow sales in the International segment also correlate with Mattress sales; often Pillow sales accompany Mattress sales. Earlier in 2009, we introduced the Sensation mattress line in our International segment.

Gross profit. Gross profit for the year ended December 31, 2009 decreased slightly to $393.7 million from $401.0 million for the same period in 2008, a decrease of $7.2 million, or 1.8%. Gross profit margin for the year ended December 31, 2009 was 47.4%, as compared to 43.2% in the same period of 2008. Several factors that impacted our Gross profit margin during 2009 are identified and discussed below in the respective segment discussions.

North America. North America Gross profit for the year ended December 31, 2009 increased to $222.6 million, an improvement of $14.9 million, or 7.2%. The Gross profit margin in our North America segment was 42.4% and 36.4% for the year ended 2009 and 2008, respectively. For the year ended December 31, 2009, the Gross profit margin in this segment increased due to a combination of improved efficiencies in manufacturing, lower commodity costs and improved product pricing, the effects of which were partially offset by fixed cost de-leverage related to lower production volumes in our manufacturing facilities. Our North America Cost of sales decreased to $302.8 million for the year ended December 31, 2009 as compared to $363.0 million for the year ended December 31, 2008, a decrease of $60.3 million, or 16.6%.

International. International Gross profit for the year ended December 31, 2009 decreased to $171.2 million from $193.3 million, a decrease of $22.1 million, or 11.4%. The Gross profit margin in our International segment was 56.0% and 54.1% for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, the Gross profit margin in the International segment increased due to a combination of improved efficiencies in manufacturing, lower commodity costs and improved product pricing, the effects of which were partially offset by fixed cost de-leverage related to lower production volumes in our manufacturing facility. Our International Cost of sales decreased to $134.7 million for the year ended December 31, 2009, as compared to $163.8 million for the year ended December 31, 2008, a decrease of $29.2 million, or 17.8%.

Selling and marketing expenses. Selling and marketing expenses decreased to $153.4 million for the year ended December 31, 2009 as compared to $172.4 million for the year ended December 31, 2008, a decrease of $18.9 million, or 11.0%. Selling and marketing expenses as a percentage of Net sales were essentially flat at 18.5% compared to 18.6% for 2008. During the last three quarters of 2008 and the first half of 2009, we took actions to better align our advertising spend with our sales expectations and implemented initiatives to reduce costs in other selling activities. In the third and fourth quarters of 2009, we made investments in advertising to support future growth. Our new marketing and advertising campaign “Ask Me,” which was introduced in the third quarter of 2009, focuses on increasing awareness of our products and the benefits they offer through word-of-mouth and social networking outlets.

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

    Interest expense, net. Interest expense, net, decreased to $17.3 million for the year ended December 31, 2009 as compared to $25.1 million for the year ended December 31, 2008, a decrease of $7.8 million, or 30.9%. This decrease in interest expense is primarily attributable to a $121.9 million decrease in overall debt as well as a decrease in interest rates. The swap effectively fixed the LIBOR based interest rate to 3.755% on $200.0 million of the outstanding balance as of December 31, 2009 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The amount of the outstanding balance subject to the swap amortized as follows: to $300.0 million on November 28, 2008 (through November, 2009); to $200.0 million on November 28, 2009 (through November, 2010) and to $100.0 million on November 28, 2010 (through May 31, 2011).

Income tax provision. Our effective tax rate was 33.6% and 45.2% for the years ended December 31, 2009 and 2008, respectively. The decrease primarily relates to an expense of $11.6 million incurred in 2008 in connection with the decision to repatriate foreign earnings not previously taxed in the U.S. In the first quarter of 2009, we completed the final phase of a $150.0 million repatriation of foreign earnings and used a portion of the proceeds to reduce our level of outstanding debt.

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

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to the 2005 Senior Credit Facility and cash and cash equivalents on hand. Principal uses of funds consist of share repurchases made from time to time pursuant to share repurchase authorizations, payments of principal and interest on our debt facilities, acquisition of certain former third party distributors, capital expenditures and working capital. At December 31, 2010, we had working capital of $125.2 million, including Cash and cash equivalents of $53.6 million as compared to working capital of $72.5 million including $14.0 million in Cash and cash equivalents as of December 31, 2009. Working capital increased 72.9% for the year ended December 31, 2010 compared to the same period in 2009, primarily related to the growth in our business and cash and cash equivalents in our International segment.

    Cash provided by operating activities increased $49.1 million to $184.1 million for the year ended December 31, 2010, as compared to $135.0 million for the same period in 2009. The increase in cash provided by operating activities was due to increased net income of $72.2 million, increased adjustments to net income for non-cash items of $7.7 million; both of which were offset by a net cash outflow of $30.8 million related to changes in operating assets and liabilities. The net change in operating assets and liabilities are primarily driven by increased levels of inventory to support our growth and accounts receivable attributable to higher sales.

    Net cash used in investing activities increased to $37.5 million for the year ended December 31, 2010 as compared to $14.3 million for the year ended December 31, 2009, an increase of $23.2 million. This increase is primarily related to the acquisition of our former third party distributor in Canada and an increase in capital expenditures. In 2010 we invested in capital projects that we believe created and will continue to create operational efficiencies and support future growth. In 2011, we expect to increase our investment in capital projects, again to continue supporting the Company for future growth.

Cash flow used by financing activities was $106.4 million for the year ended December 31, 2010 as compared to $118.7 million for the year ended December 31, 2009, representing a decrease in cash flow used of $12.3 million. This decrease was primarily related to share repurchases during the year ended December 31, 2010 which totaled $250.0 million, these were funded in part with borrowings under the 2005 Senior Credit Facility. Additionally we received $28.6 million in proceeds from common stock option exercises during the year ended December 31, 2010 as compared to $1.6 million during the same period in 2009.

Capital Expenditures

Capital expenditures totaled $18.1 million for the year ended December 31, 2010 and $14.3 million for the year ended December 31, 2009. We currently expect our 2011 capital expenditures to be approximately $25.0 million. This expected increase in capital expenditures in 2011 is attributable to projects that we believe will support our plans for continued growth in future periods.

Debt Service

    On October 18, 2005, we entered into a credit agreement with a syndicate of banks. The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities that provide for the incurrence of indebtedness up to an aggregate principal amount of $640.0 million. Our long-term debt increased to $407.0 million as of December 31, 2010 from $297.5 million as of December 31, 2009 primarily due to borrowings to finance share repurchases. After giving effect to $419.4 million in borrowings under the 2005 Senior Credit Facility including letters of credit outstanding, total availability under the 2005 Senior Credit Facility was $220.6 million as of December 31, 2010. We currently plan to refinance our 2005 Senior Credit Facility in 2011, which matures in 2012.

    As of December 31, 2010, we are in compliance with our debt covenants. The table below sets forth the calculation of our compliance with the Funded debt to Adjusted Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) covenant. Both Funded debt and Adjusted EBITDA are terms that are not recognized under US GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt.

Reconciliation of Net income to Adjusted EBITDA

The following table sets forth the reconciliation of the Company’s reported Net income to the calculation of Adjusted EBITDA for the twelve months ended December 31, 2010:

Twelve Months Ended
(In thousands)	December 31, 2010
GAAP Net income	$157,145
Plus:
Interest expense	14,501
Income taxes	73,720
Depreciation & amortization	43,969
Other (1)	563
Adjusted EBITDA	$289,898

(1) Includes professional costs incurred in connection with the acquisition of our Canadian distributor, which closed on April 1, 2010. In accordance with our 2005 Senior Credit Facility, this amount is excluded from the calculation of Adjusted EBITDA for the purposes of calculating compliance with the ratio of Funded debt to Adjusted EBITDA.

Reconciliation of Total debt to Funded debt

The following table sets forth the reconciliation of the Company’s reported Total debt to the calculation of Funded debt and funded debt to Adjusted EBITDA ratio as of December 31, 2010:

As of
(In thousands)	December 31, 2010
GAAP basis Total debt	$407,000
Plus:
Letters of credit outstanding	12,400
Funded debt	$419,400
Adjusted EBITDA	$289,898
Funded debt to Adjusted EBITDA	1.45 times

    The ratio of Funded debt to Adjusted EBITDA was 1.45 times, within the covenant in the 2005 Senior Credit Facility, which requires this ratio not exceed 3.0 times.

Stockholders’ Equity

Share Repurchase Program.

    During 2010, we repurchased 8.5 million shares of our common stock for a total cost of $250.0 million pursuant to authorizations made by our Board of Directors. On January 13, 2011 our Board of Directors authorized a new share repurchase up to $200.0 million of our common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

Future Liquidity Sources

    Our primary sources of liquidity are cash flow from operations and borrowings under our 2005 Senior Credit Facility, which matures in 2012 and we expect to refinance in 2011. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 31, 2010, we had $407.0 million in total Long-term debt outstanding, and our Stockholders’ Equity was $126.0 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $8.0 million in 2011. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs.

    Based upon the current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under our Revolvers will be adequate to meet our anticipated debt service requirements, capital expenditures, share repurchases, dividend payments and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under facilities or otherwise enable us to service our indebtedness or to make anticipated capital expenditures.

Contractual Obligations

    Our contractual obligations and other commercial commitments as of December 31, 2010 are summarized below:

	Payment Due By Period
Contractual Obligations ($ in millions)	2011	2012	2013	2014	2015	After 2015	Total Obligations (2)
Long-term debt	$—	$407.0	$—	$—	$—	$—	$407.0
Letters of credit	12.4	—	—	—	—	—	12.4
Interest payments (1)	8.0	4.0	—	—	—	—	12.0
Operating leases	5.7	4.3	3.1	2.5	2.4	1.2	19.2
Total	$26.1	$415.3	$3.1	$2.5	$2.4	$1.2	$450.6

(1)
Represents interest payments under our debt agreements outstanding as of December 31, 2010, assuming debt outstanding as of the end of 2010 is not repaid until debt matures in June 2012. Interest payments are calculated based on LIBOR plus applicable margin in effect at December 31, 2010, after giving effect to the interest rate swap agreement that was entered into in May 2008. The interest rate swap converts a declining balance of our outstanding 2005 Senior Credit Facility from a variable rate to a fixed rate. The actual interest rates on the variable indebtedness incurred and the amount of our indebtedness could vary from those used to compute the above interest payment. We currently plan to refinance our 2005 Senior Credit Facility in 2011, which matures in 2012. Upon refinance we may not be able to replicate the favorable interest rate terms in a new credit facility which may impact the amount of our interest payments.

(2)	Excludes $12.0 million related to accrued unrecognized tax benefits, relating to Tempur-Pedic International’s uncertain tax positions as the period of payment cannot be reasonably estimated.

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

Factors That May Affect Future Performance

    General Business and Economic Conditions. Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The U.S. macroeconomic environment was challenging in 2009 and was the primary factor in a slowdown in the mattress industry. In 2010 the U.S. macroeconomic environment improved slightly, but still remains uncertain.  In addition, our international segment has experienced weakening as a result of general business and economic conditions. We expect the global economic environment to continue to be challenging.

In light of the macroeconomic environment, we took steps to further align our cost structure with our anticipated level of Net sales. In 2011, we expect to pursue certain key strategies including: maintaining focus on premium mattresses and pillows and introducing new products; investing in increasing our global brand awareness; extending our presence and improving our Retail account productivity and distribution; investing in our operating infrastructure to meet the requirements of our business; and taking actions to further strengthen our business.

Managing Growth. Over the last few years, we have had to manage our business both through periods of rapid growth, the economic downturn and the current recovering economic environment. Our Net sales increased from $221.5 million in 2001 to $1.1 billion in 2007 and decreased to $927.8 million in 2008 and $831.2 million in 2009. For the year ended December 31, 2010 our Net sales increased to $1.1 billion. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these types of challenges, management has continued to enhance operating and financial infrastructure, as appropriate. In addition, since 2007 through 2009 we had to manage a decline in sales as a result of the macroeconomic environment. During this period, we had to manage our cost structure to contain costs. Going forward, we expect our expenditures to enhance our operating and financial infrastructure, as well as expenditures for advertising and other marketing-related activities, will continue to be made as the continued growth in the business allows us the ability to invest. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

Gross Margins. Our gross margin is primarily impacted by fixed cost leverage, the cost of raw materials, operational efficiency, product, channel and geographic mix, volume incentives offered to certain retail accounts and costs associated with new product introductions. We experienced increases in the price of certain raw materials during 2009 and the first quarter of 2010, but prices stabilized for the remainder of the year. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. We have made significant investments in our manufacturing infrastructure and have available manufacturing capacity. If we increase our Net sales significantly the effect of this operating leverage could have a significant positive impact on our gross margin. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than pillows and are sold with lower margin products such as foundations and bed frames. We expect our gross margins to be up for the full year 2011 through continued productivity programs, volume leverage and selective price increases, partially offset by increased commodity costs and discounted floor model placements.

Competition. Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. We compete with a number of different types of mattress alternatives, including standard innerspring mattresses, other foam mattresses, waterbeds, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture and bedding stores, specialty bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials, television advertising and catalogs.

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

Significant Growth Opportunities. We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. However, our business may be affected by general business and economic conditions that could have an impact on demand for our products. Additionally, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line through our new segmentation of products, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level, which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts and adding additional accounts, provides for continued growth opportunities and market share gains. However, our business may continue to be affected by general business and economic conditions that could have an impact on demand for our products, which could limit our market share and decrease sales. Our products are currently sold in approximately 7,100 furniture and bedding retail stores in the North American segment, out of a total of approximately 11,500 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 8,000 to 9,000 over time. Our products are also sold in approximately 5,200 furniture retail and department stores in the International segment, out of a total of approximately 8,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

Financial Leverage. As of December 31, 2010, we had $407.0 million of Long-term debt outstanding, and our Stockholders’ Equity was $126.0 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. Since December 31, 2007 we have reduced our total debt outstanding by $195.0 million. Our repatriation of foreign earnings in 2008 and 2009, suspension of our quarterly cash dividend and modest debt rebalancing between our North America and International segments, together with productivity improvements and cost containment initiatives enabled us to decrease our financial leverage and increase our financial flexibility. During 2010 we increased our total debt by $109.5 million; however, our improved financial performance over this period has mitigated the impact of this increased debt on our leverage ratios. We currently plan to refinance our 2005 Senior Credit Facility in 2011, which matures in 2012.  There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available under our 2005 Senior Credit Facility. In May 2008, we entered into an interest rate swap to manage interest costs and the risk associated with changing interest rates. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” under Part II of this report.

Exchange Rates. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic subsidiaries and their customers and suppliers, as well as between the Tempur-Pedic subsidiaries themselves. These hedging transactions may not succeed in effectively managing our foreign currency exchange rate risk. We typically do not apply hedge accounting to these contracts. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” under Part II of this report.

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

    Revenue Recognition. Sales of product are recognized when persuasive evidence of an arrangement exists, products are shipped and title passes to customers and the risks and rewards of ownership are transferred, the sales price is fixed or determinable and collectability is reasonably assured. We extend volume discounts to certain customers and reflect these amounts as a reduction of Net sales.

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

We do not recognize revenue unless collectability is reasonably assured at the time of sale.  We extend credit based on the creditworthiness of our customers, and generally no collateral is required at the time of sale.  Our allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.  We regularly review the adequacy of our allowance for doubtful accounts.  We determine the allowance based on historical write-off experience and current economic conditions and also consider factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Historically, less than 1% of Net sales ultimately prove to be uncollectible.  Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.

Warranties. Cost of sales includes estimated costs to service warranty claims of our customers. Our estimate is based on our historical claims experience and extensive product testing that we perform from time to time. We provide a 20-year warranty for sales in the North American segment and a 15-year warranty for International segment sales on mattresses, each prorated for the last 10 years. Because our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. Our estimate of warranty claims could be adversely affected if our historical experience differs materially from the performance of the product in our product testing. We also provide 2-year to 3-year warranties on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized.

    Long-Lived Assets. The cost of property, plant and equipment is depreciated principally by the straight-line method over the estimated useful lives of the assets.  Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate.  Such costs are periodically reviewed for recoverability when impairment indicators are present.  Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

    Goodwill and intangible assets with indefinite lives are subject to annual impairment test as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred.  Such tests are completed separately with respect to the goodwill of each of our reportable business segments.  Because market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the estimated fair values of those units.  Fair value is based on an income approach, with an appropriate risk adjusted discount rate, and a market approach. Significant assumptions inherent in the methodologies are employed and include such estimates as discount rates, growth rates and the selection of peer company multiples. The use of alternative estimates or adjusting the discount rate could affect the estimated fair value of the assets and potentially result in impairment.

    The most recent annual impairment tests indicated that the fair values of each of our reporting units and tradename (which has an indefinite life) were in excess of their carrying values. Despite that excess, however, impairment charges could still be required if a divestiture decision were made or other significant economic event were made or occurred with respect to one of our reporting units.  Subsequent to our October 1 annual impairment test, no indications of an impairment were identified.

    Income Taxes. Accounting for income taxes requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date.

We recognize deferred tax assets in our Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. A valuation allowance is recorded against these deferred tax assets to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in future periods. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of foreign tax loss carryforwards, and the expiration dates of tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances. At December 31, 2010, we have provided valuation allowances for all subsidiaries in a cumulative three year loss position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. Our outlook for 2011 assumes modest unfavorable currency exchange rates versus the full year 2010 ended December 31, 2010. Should currency rates change sharply, our results could be negatively impacted.

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at December 31, 2010, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.1 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

    We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

 Interest Rate Risk

We are exposed to changes in interest rates. Our 2005 Senior Credit Facility has a variable rate. In May 2008 we entered into a three year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $100.0 million of the outstanding balance as of December 31, 2010 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap expiring on May 31, 2011.

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On December 31, 2010, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $307.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $3.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, ITEM 15 of this report and are presented beginning on page 39.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2010.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company’s internal control over financial reporting as of December 31, 2010. That report appears on page 37 of this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tempur-Pedic International Inc. and Subsidiaries

We have audited Tempur-Pedic International Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tempur-Pedic International Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tempur-Pedic International Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our reported dated January 31, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
January 31, 2011

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Business Conduct and Ethics within the meaning of Item 406(b) of Regulation S-K. The Code of Business Conduct applies to our employees, executive officers and directors. Our Code of Business Conduct and Ethics is publicly available on our website at www.tempurpedic.com/ir. You may also request a copy of our Code of Business Conduct and Ethics free of charge by writing to: Tempur Pedic International Inc., 1713 Jaggie Fox Way Lexington, Kentucky 40511, Attention: Investor Relations.  If we make substantive amendments to our Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four business days of such amendment or waiver.

New York Stock Exchange Certifications

As required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we have filed our 2010 North America Company Section 303A Annual CEO Certification with the NYSE and there were no qualifications.  This certifies that our Chief Executive Officer is not aware of any violation by the Company of the NYSE corporate governance listing standards.  We also filed our Sarbanes-Oxley Section 302 Certifications regarding the quality of the Company's public disclosure with this Form 10-K and with our Form 10-K for the period ended December 31, 2009.

Except for the information set forth above, the information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders (the Proxy Statement) under the sections entitled “Proposal One—Election of Directors,” and “Board of Directors’ Meetings, Committees of the Board and Related Matters—Corporate Governance,” — "Committees of the Board,” —“Policies Governing Director Nominations,” and “Executive Compensation and Related Information—Section 16(a) Beneficial Ownership Reporting Compliance.”

Information relating to executive officers is set forth in Part I of this report following ITEM 1 under the caption “Executive Officers of the Registrant.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Executive Compensation and Related Information and "Board of Directors' Meetings, Committees of the Board and related matters—Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information required by S-K 201(d) see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” under Part II of this report.

All other information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Principal Security Ownership and Certain Beneficial Owners.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Executive Compensation and Related Information—Certain Relationships and Related Transactions” and “Board of Directors' Meetings, Committees of the Board and Related matters—Directors’ Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Proposal Two— Ratification of Independent Auditors —Fees for Independent Auditors During Fiscal Year Ended December 31, 2010” and “—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
2. Financial Statement Schedule:
Schedule II—Valuation of Qualifying Accounts and Reserves

All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

3.      Exhibits:

The following is an index of the exhibits included in this report or incorporated herein by reference.

EXHIBIT INDEX

3.1
Amended and Restated Certificate of Incorporation of Tempur-Pedic International Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 (File No. 333-109798) as filed on December 12, 2003). (1)

3.2	Fourth Amended and Restated By-laws of Tempur-Pedic International Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on March 11, 2010). (1)
4.1
Specimen certificate for shares of common stock (filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 (File No. 333-109798) as filed on December 12, 2003). (1)

10.1
Credit Agreement, dated as of October 18, 2005, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, Inc., Banc of America, N.A., as administrative agent, Nordea Bank Denmark A/S, Suntrust Bank, and Fifth Third Bank (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.2
Amendment No 1 to Credit Agreement, dated as of February 8, 2006, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, certain other subsidiaries of Tempur-Pedic International, Inc., Banc of America, N.A., as administrative agent, Nordea Bank Denmark A/S, Suntrust Bank, and Fifth Third Bank (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 8, 2006). (1)

10.3
Amendment No. 2 to Credit Agreement dated as of December 13, 2006, among Tempur-Pedic, Inc., Tempur Production USA, Inc., Dan-Foam ApS, Tempur-Pedic International, Inc., Tempur World LLC, and Tempur World Holdings, LLC and certain other subsidiaries as guarantors, Bank of America, N.A., Nordea Bank Danmark A/S, Fifth Third Bank, SunTrust Bank, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on February 28, 2007). (1)

10.4
Trust Indenture, dated September 1, 2005, by and between Bernalillo County and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.5
Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.6
Bond Purchase Agreement, dated October 26, 2005, by and among Banc of America Securities LLC, Tempur Production USA, Inc. and Bernalillo County (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.7
Bond Purchase Agreement, dated October 26, 2005, by and among Tempur World LLC, Tempur Production USA, Inc. and Bernalillo County (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.8
Remarketing and Interest Services Agreement, dated September 1, 2005, by and between Tempur Production USA, Inc. and Banc of America Securities LLC. (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.9
Mortgage, Assignment, Security Agreement and Fixture Filing, dated as of October 27, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.10
Registration Rights Agreement dated as of November 1, 2002, among Tempur-Pedic International Inc., Friedman Fleischer & Lowe Capital Partners, LP, FFL Executive Partners, LP, TA IX, L.P., TA/Atlantic and Pacific IV, L.P., TA Strategic Partners Fund A L.P., TA Strategic Partners Fund B L.P., TA/Advent VIII L.P., TA Investors LLC, TA Subordinated Debt Fund, L.P., Gleacher Mezzanine Fund I, L.P., Gleacher Mezzanine Fund P, L.P. and the investors listed on Schedule I thereto. (filed as Exhibit 10.2 to the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) as filed on September 23, 2003). (1)

10.11	Tempur-Pedic International Inc. 2002 Stock Option Plan (filed as Exhibit 10.5 to the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) as filed on September 23, 2003). (1) (2)
10.12	Amended and Restated Tempur-Pedic International Inc. 2003 Equity Incentive Plan. (1) (2)
10.13	Tempur-Pedic International Inc. 2003 Employee Stock Purchase Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14(a) as filed on March 24, 2008). (1) (2)
10.14
Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery (filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 ((File No. 333-109054-02) as filed on October 31, 2003). (1) (2)

10.15
Stock Option Agreement dated as of July 13, 2004 between Tempur-Pedic International Inc. and Sir Paul Judge (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 2, 2004). (1) (2)

10.16
Stock Option Agreement dated as of March 12, 2004 between Tempur-Pedic International Inc. and Nancy F. Koehn (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 17, 2004). (1) (2)

10.17
Stock Option Agreement dated as of September 30, 2003 between Tempur-Pedic International Inc. and Robert B. Trussell, Jr. (filed as Exhibit 10.23 to Amendment 1 to the Registrant’s registration statement on Form S-1 (File No. 333-120151) as filed on November 9, 2004). (1) (2)

10.18
Stock Option Agreement dated as of July 7, 2003 between Tempur-Pedic International Inc. and Dale E. Williams (filed as Exhibit 10.26 to Amendment 1 to the Registrant’s registration statement on Form S-1 (File No. 333-120151) as filed on November 9, 2004). (1) (2)

10.19
Employment and Noncompetition Agreement dated as of December 1, 2004, between Tempur-Pedic International Inc. and Matthew D. Clift (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 2, 2004). (1) (2)

10.20
Option Agreement dated as of December 1, 2004 between Tempur-Pedic International Inc. and Matthew D. Clift (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 2, 2004). (1) (2)

10.21
Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Matthew D. Clift (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K as filed on February 28, 2007). (1) (2)

10.22
Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Sir Paul Judge (filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K as filed on February 28, 2007). (1) (2)

10.23
Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Nancy F. Koehn (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K as filed on February 28, 2007). (1) (2)

10.24	Stock Option Agreement dated May 2, 2005 between Tempur-Pedic International Inc. and Bhaskar Rao (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1) (2)
10.25
Stock Option Agreement dated October 25, 2005 between Tempur-Pedic International Inc. and Bhaskar Rao (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1) (2)

10.26	Stock Option Agreement dated February 16, 2006 between Tempur-Pedic International Inc. and Bhaskar Rao (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1) (2)
10.27	Stock Option Agreement dated May 11, 2006 between Tempur-Pedic International Inc. and Bhaskar Rao (filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1) (2)

10.28
Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and David Montgomery (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1) (2)

10.29	Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and Dale E. Williams (filed as Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1) (2)
10.30	Form of Stock Option Agreement under the 2003 Equity Incentive Plan (filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1) (2)
10.31
Employment Agreement dated as of July 18, 2006 between Tempur-Pedic International Inc. and Richard Anderson (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed November 7, 2006). (1) (2)

10.32
Amendment No. 3 to Credit Agreement dated as of June 8, 2007 by and among Tempur World LLC, Tempur Production USA, Inc., Dan-Foam Aps, Tempur-Pedic International Inc. and certain other subsidiaries as guarantors, Bank of America, N.A., Nordea Bank, Danmark A/S, Fifth Third Bank, Sun Trust Bank, JD Morgan Chase Bank, N.A., Wells Fargo Bank, N.A., National City Bank and Regions Bank (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 11, 2007).  (1)

10.33
Modification Agreement dated November 30, 2007 of that certain Credit Agreement dated October 18, 2005 by and among Tempur World LLC, Tempur Production USA, Inc., Dan-Foam ApS, Tempur-Pedic International Inc., Tempur World Holdings, S.L., Tempur Danmark A/S, Bank of America, N.A., and Nordea Bank Danmark A/S (filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K as filed on February 29, 2008).  (1)

10.34
Amended and Restated Employment Agreement dated March 5, 2008 by and among Tempur-Pedic International Inc., Tempur World, LLC and Dale E. Williams (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed March 7, 2008). (1)(2)

10.35
Stock Option Agreement dated February 5, 2008 between Tempur-Pedic International, Inc. and Richard Anderson (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on May 6, 2008).  (1) (2)

10.36
Employment and Noncompetition Agreement dated as June 30, 2008, between Tempur-Pedic International Inc. and Mark Sarvary (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on June 30, 2008). (1)(2)

10.37
Stock Option Agreement dated June 30, 2008 between Tempur-Pedic International Inc. and Mark Sarvary (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on June 30, 2008). (1) (2)

10.38	Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (EVP) (filed as Exhibit 9.1 to Registrant’s Current Report on Form 8-K as filed on May 19, 2008). (1)(2)
10.39
Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director) (filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K as filed on February 12, 2009).  (1) (2)

10.40
Form of Stock Option Agreement under the United Kingdom Approved Share Option Sub Plan to the 2003 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed on April 30, 2009). (1)(2)

10.41	Annual Incentive Bonus Plan for Senior Executives (filed as Exhibit 9.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 19, 2009). (1) (2)
10.42
First Amendment to the Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Registration Proxy Statement on Schedule 14A (File No. 001-31922) as filed on March 25, 2009). (1)(2)

10.43
Employment and Non-Competition Agreement by and between Tempur-Pedic International Inc. and Lou Hedrick Jones dated as of June 1, 2009) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on July 27, 2009). (1)(2)

10.44	Amended and Restated Annual Incentive Bonus Plan for Senior Executives (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on April 27, 2010). (1) (2)
10.45	Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on July 28, 2010). (1) (2)
10.46	Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director) (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on July 28, 2010). (1) (2)
Employment and Non-Competition Agreement by and between Tempur-Pedic International Inc. and Brad Patrick dated as of September 1, 2010) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on October 28, 2010). (1)(2)
21.1	Subsidiaries of Tempur-Pedic International Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
101	The following materials from Tempur-Pedic International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1) Incorporated by reference.
(2) Indicates management contract or compensatory plan or arrangement.
(3) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

Date: January 31, 2011	By:	/S/ MARK SARVARY
Mark Sarvary President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 31st of January, 2011, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/S/ MARK SARVARY	President, Chief Executive Officer (Principal Executive Officer) and Director
Mark Sarvary

/S/ DALE E. WILLIAMS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dale E. Williams

/S/ BHASKAR RAO	Chief Accounting Officer and Senior Vice President of Strategic Planning (Principal Accounting Officer)
Bhaskar Rao

/S/ FRANCIS A. DOYLE	Director
Francis A. Doyle

/S/ EVELYN S. DILSAVER	Director
Evelyn S. Dilsaver

/S/ PETER K. HOFFMAN	Director
Peter K. Hoffman

/S/ JOHN A. HEIL	Director
John A. Heil

/S/ NANCY F. KOEHN	Director
Nancy F. Koehn

/S/ SIR PAUL JUDGE	Director
Sir Paul Judge

/S/ CHRISTOPHER A. MASTO	Director
Christopher A. Masto

/S/ P. ANDREWS MCLANE	Director
P. Andrews McLane

/S/ ROBERT B. TRUSSELL, JR.	Director
Robert B. Trussell, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Tempur-Pedic International Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tempur-Pedic International Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tempur-Pedic International Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
January 31, 2011

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share amounts)

	Year Ended December 31,
	2010	2009	2008

Net sales	$1,105,421	$831,156	$927,818
Cost of sales	549,994	437,414	526,861
Gross profit	555,427	393,742	400,957
Selling and marketing expenses	199,722	153,440	172,350
General, administrative and other expenses	109,803	95,357	94,743
Operating income	245,902	144,945	133,864
Other expense, net:
Interest expense, net	(14,501)	(17,349)	(25,123)
Other income (expense), net	(536)	441	(1,319)
Total other expense	(15,037)	(16,908)	(26,442)
Income before income taxes	230,865	128,037	107,422
Income tax provision	73,720	43,044	48,554
Net income	$157,145	$84,993	$58,868
Earnings per common share:
Basic	$2.23	$1.13	$0.79
Diluted	$2.16	$1.12	$0.79
Cash dividend per common share	$—	$—	$0.24
Weighted average common shares outstanding:
Basic	70,348	74,934	74,737
Diluted	72,792	76,048	74,909

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$53,623	$14,042
Accounts receivable, net	115,630	105,576
Inventories	69,856	57,686
Prepaid expenses and other current assets	14,363	11,268
Deferred income taxes	18,008	20,411
Total Current Assets	271,480	208,983
Property, plant and equipment, net	159,807	172,497
Goodwill	212,468	193,391
Other intangible assets, net	68,745	64,717
Other non-current assets	3,503	3,791
Total Assets	$716,003	$643,379

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$48,288	$47,761
Accrued expenses and other current liabilities	85,469	81,452
Income taxes payable	12,477	7,312
Total Current Liabilities	146,234	136,525
Long-term debt	407,000	297,470
Deferred income taxes	32,315	29,865
Other non-current liabilities	4,421	7,226
Total Liabilities	589,970	471,086

Commitments and Contingencies (see Note 10)

Stockholders’ Equity:
Common stock, $0.01 par value, 300,000 shares authorized; 99,215 shares issued as of December 31, 2010 and December 31, 2009, respectively	992	992
Additional paid in capital	320,952	298,842
Retained earnings	522,872	365,727
Accumulated other comprehensive loss	(6,188)	(8,004)
Treasury stock, at cost; 30,731 and 24,103 shares as of December 31, 2010 and 2009, respectively	(712,595)	(485,264)
Total Stockholders’ Equity	126,033	172,293
Total Liabilities and Stockholders’ Equity	$716,003	$643,379

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares		Treasury Shares		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares Issued	At Par	Shares Issued	At Cost
Balance, December 31, 2007	99,215	$992	24,681	$(491,780)	$283,564	$241,812	$13,550	$48,138
Comprehensive Income:
Net income						58,868		58,868
Derivative instruments accounted for as hedges, net of tax of $4,528							(7,082)	(7,082)
Foreign currency adjustments							(19,058)	(19,058)
Total Comprehensive Income						58,868	(26,140)	32,728
Exercise of stock options			(299)	3,381	(854)	(1,325)		1,202
Tax adjustments related to stock compensation					399			399
Dividend paid to stockholders						(17,933)		(17,933)
Amortization of unearned stock-based compensation					7,909			7,909
Balance, December 31, 2008	99,215	$992	24,382	$(488,399)	$291,018	$281,422	$(12,590)	$72,443
Comprehensive Income:
Net income						84,993		84,993
Derivative instruments accounted for as hedges, net of tax of $1,851							2,895	2,895
Foreign currency adjustments							1,691	1,691
Total Comprehensive Income						84,993	4,586	89,579
Exercise of stock options			(279)	3,135	6	(688)		2,453
Tax adjustments related to stock compensation (1)					(841)			(841)
Amortization of unearned stock-based compensation					8,659			8,659
Balance, December 31, 2009	99,215	$992	24,103	$(485,264)	$298,842	$365,727	$(8,004)	$172,293
Comprehensive Income:
Net income						157,145		157,145
Derivative instruments accounted for as hedges, net of tax of $2,120							3,315	3,315
Foreign currency adjustments							(1,499)	(1,499)
Total Comprehensive Income						157,145	1,816	158,961
Purchase of noncontrolling interest					(1,463)			(1,463)
Exercise of stock options			(1,872)	22,669	6,390			29,059
Tax adjustments related to stock compensation					5,590			5,590
Treasury Stock repurchased			8,500	(250,000)				(250,000)
Amortization of unearned stock-based compensation					11,593			11,593
Balance, December 31, 2010	99,215	$992	30,731	$(712,595)	$320,952	$522,872	$(6,188)	$126,033

(1) Includes $359 of Excess tax benefit from stock based compensation.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$157,145	$84,993	$58,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,361	31,424	32,756
Amortization of stock-based compensation	11,608	8,789	8,041
Amortization of deferred financing costs	690	692	1,060
Bad debt expense	531	5,936	8,110
Deferred income taxes	500	(9,810)	2,423
Foreign currency adjustments	(1,666)	(115)	(1,183)
Loss on disposal of equipment	1,201	564	666
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(12,752)	(10,542)	51,231
Inventories	(6,710)	3,738	45,758
Prepaid expenses and other current assets	(2,073)	(1,884)	1,695
Accounts payable	(1,145)	7,808	(15,676)
Accrued expenses and other	(370)	14,044	535
Income taxes payable	4,802	(651)	4,110
Net cash provided by operating activities	184,122	134,986	198,394
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for intangible assets and other	(684)	—	—
Acquisition of businesses, net of cash acquired	(18,692)	—	(1,529)
Purchases of property, plant and equipment	(18,141)	(14,303)	(10,494)
Proceeds from escrow settlement	—	—	7,141
Other	—	—	(486)
Net cash used by investing activities	(37,517)	(14,303)	(5,368)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	308,836	109,333	127,383
Repayments of long-term revolving credit facility	(197,813)	(230,036)	(251,536)
Repayments of long-term debt	—	—	(1,359)
Repayments of Series A Industrial Revenue Bonds	—	—	(57,785)
Proceeds from issuance of common stock	28,551	1,623	695
Excess tax benefit from stock based compensation	5,590	359	399
Treasury stock repurchased	(250,000)	—	—
Dividend paid to stockholders	—	—	(17,933)
Purchase of noncontrolling interest	(1,540)	—	—
Other	—	—	(14)
Net cash used by financing activities	(106,376)	(118,721)	(200,150)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(648)	(3,305)	(10,806)
Increase (decrease) in cash and cash equivalents	39,581	(1,343)	(17,930)
CASH AND CASH EQUIVALENTS, beginning of period	14,042	15,385	33,315
CASH AND CASH EQUIVALENTS, end of period	$53,623	$14,042	$15,385
Supplemental cash flow information:
Cash paid during the period for:
Interest	$13,607	$17,521	$24,978
Income taxes, net of refunds	63,854	51,805	38,346

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

    (a) Basis of Presentation and Description of Business. Tempur-Pedic International Inc., a Delaware corporation, together with its subsidiaries is a U.S. based, multinational company. The term “Tempur-Pedic International” refers to Tempur-Pedic International Inc. only, and the term “Company” refers to Tempur-Pedic International Inc. and its consolidated subsidiaries. Tempur World, Inc. was formed on January 1, 2000 to combine the manufacturing facilities and the global distribution capabilities of all TEMPUR® products, and Tempur-Pedic International Inc. was formed in 2002 to acquire Tempur World, Inc. This acquisition (Tempur Acquisition) was effective as of November 1, 2002.

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

    (b) Basis of Consolidation. The accompanying financial statements include the accounts of Tempur-Pedic International and its subsidiaries. All subsidiaries are wholly-owned. Intercompany balances and transactions have been eliminated. As of December 31, 2010 the Company does not hold any interest in variable-interest entities. On January 29, 2010, the Company established a 51% interest in Tempur Shanghai Holding Ltd (a Hong Kong company).  During December 2010, the Company purchased its noncontrolling interest in Tempur Shanghai Holding Ltd.  Income attributable to the non-controlling interest was not material in 2010 and is presented within Other income (expense), net within the Consolidated Statements of Income.

    (c) Use of Estimates. The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies and changes in the prices of raw materials, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

(d) Foreign Currency. Assets and liabilities of non-U.S. subsidiaries, whose functional currency is the local currency, are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the financial statements of foreign subsidiaries are included in Accumulated other comprehensive loss (OCL), a component of Stockholders’ Equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchanges rates on the transaction date and on the settlement date.

(e) Derivative Financial Instruments. The Company is required to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated, and is effective, as a hedge and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of Accumulated OCL in Stockholders' equity and subsequently recognized in net income when the hedged item affects net income. The change in fair value of the ineffective portion of a financial instrument is recognized in net income immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in net income. The Company has designated an interest rate swap that effectively fixes the floating LIBOR-based interest rate on a declining balance of the 2005 Senior Credit Facility as a cash flow hedge, accordingly, changes in fair value are recorded through OCL. See Note 6 for more information on the Company’s interest rate swap.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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

    (f) Cash and Cash Equivalents. Cash and cash equivalents consist of all highly liquid investments with initial maturities of three months or less.

(g) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

	December 31,
	2010	2009
Finished goods	$53,362	$41,805
Work-in-process	5,549	6,654
Raw materials and supplies	10,945	9,227
	$69,856	$57,686

            (h) Property, Plant and Equipment. Property, plant and equipment are carried at cost at acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives
Buildings	25-30 years
Computer equipment	3-5 years
Leasehold improvements	4-7 years
Machinery equipment	3-7 years
Office furniture and fixtures	5-7 years

Leasehold improvements are amortized over the shorter of the life of the lease or seven years.

(i) Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale).

(j) Goodwill and Other Intangible Assets. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate an impairment may have occurred. The Company performs an annual impairment test on all existing goodwill and other indefinite lived assets on October 1 of each year and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company reviewed goodwill for impairment based on its identified reporting units, which include its North American and International operations. In conducting the impairment test, the fair value of each of the Company’s reporting units is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. The Company’s determination of fair value of the reporting units is based on an income approach, with an appropriate risk adjusted discount rate, and a market approach. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company also tests its indefinite-lived intangible assets, principally trademarks, for impairment using a “relief-from-royalty” method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates. The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in 2010, 2009 and 2008, none of which resulted in the recognition of impairment charges. For further information on Goodwill and Other intangible assets see Note 3.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

(k) Accrued Sales Returns. The Company allows product returns up to 120 days following a sale through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The level of sales returns differs by channel with the Direct channel typically experiencing the highest rate of return.  Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

The Company had the following activity for sales returns from December 31, 2008 to December 31, 2010:

Balance as of December 31, 2008	$3,804
Amounts accrued	34,478
Returns charged to accrual	(34,049)
Balance as of December 31, 2009	4,233
Amounts accrued	46,978
Returns charged to accrual	(46,809)
Balance as of December 31, 2010	$4,402

(l) Warranties. The Company provides a 20-year warranty for U.S. sales and a 15-year warranty for non-U.S. sales on mattresses, each prorated for the last 10 years. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized. Estimates of warranty expenses are based primarily on historical claim experience and product testing. Warranties are included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The Company had the following activity for warranties from December 31, 2008 to December 31, 2010:

Balance as of December 31, 2008	$3,903
Amounts accrued	3,533
Warranties charged to accrual	(3,384)
Balance as of December 31, 2009	4,052
Amounts accrued	4,160
Warranties charged to accrual	(4,131)
Balance as of December 31, 2010	$4,081

(m) Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards.  The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change.  Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. The Company accounts for uncertain foreign and domestic tax positions utilizing a prescribed recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

(n) Revenue Recognition. Sales of product are recognized when persuasive evidence of an arrangement exists, products are shipped and title passes to customers and the risks and awards of ownership are transferred, the sales price is fixed or determinable and collectability is reasonably assured. The Company extends volume discounts to certain customers and reflects these amounts as a reduction of sales. The Company also reports sales net of tax assessed by qualifying governmental authorities. The Company extends credit based on the creditworthiness of its customers.  No collateral is required on sales made in the normal course of business.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company regularly reviews the adequacy of its allowance for doubtful accounts.  The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Consolidated Balance Sheets was $7,437 and $9,030 as of December 31, 2010 and 2009, respectively.

The Company reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling were approximately $6,089, $5,207 and $8,838 for the years ended December 31, 2010, 2009 and 2008, respectively. Amounts included in Cost of sales for shipping and handling were $87,651, $68,152 and $78,065 for the years ended December 31, 2010, 2009 and 2008, respectively.

    (o) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in Selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $96,611, $69,324 and $85,326 for the years ended December 31, 2010, 2009 and 2008, respectively.  Advertising costs deferred and included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $7,481 and $5,879 as of December 31, 2010 and 2009, respectively.

    (p) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and included in General, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were approximately $7,417, $6,458 and $5,983 for the years ended December 31, 2010, 2009 and 2008, respectively.

    (q) Stock-Based Compensation. The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Stock-based compensation cost for restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and deferred stock units (“DSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost as expense for awards other than its PRSUs ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its PRSUs over the requisite service period if it is probable that the performance conditions will be satisfied. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. Further information regarding stock-based compensation can be found in Note 9, “Stock-Based Compensation.”

    (r) Treasury Stock. The Board of Directors may authorize share repurchases of the Company’s common stock (Share Repurchase Authorizations). Share repurchases under these authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company, and a committee of the Board, deem appropriate. Shares repurchased under Share Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee share-based award plans. Treasury shares are accounted for under the cost method and reported as a reduction of Stockholders’ Equity. Share Repurchase Authorizations may be suspended, limited or terminated at any time without notice.

    (s) Fair Value Measurements. The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

(t) Subsequent Events. On January 13, 2011, the Company’s Board of Directors terminated the remaining authority under the July 2010 authorization and approved a new share repurchase authorization of up to $200,000 of the Company’s common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

(2) Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) updated the revenue recognition guidance relating to the accounting for revenue arrangements involving multiple deliverables. The updates require companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This guidance eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. The updates are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later.  The adoption of this standard in 2011 will not have a material impact on our financial condition, results of operations or cash flows.

(3) Goodwill and Other intangible assets

The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	North America	International	Total
Balance as of December 31, 2008	$89,929	$102,640	$192,569
Foreign currency translation adjustments	—	822	822
Balance as of December 31, 2009	$89,929	$103,462	$193,391
Foreign currency translation adjustments	421	75	496
Goodwill resulting from acquisition	18,581	—	18,581
Balance as of December 31, 2010	$108,931	$103,537	$212,468

    On April 1, 2010, the Company acquired its third party distributor in Canada.  The total amount of cash paid for the acquisition was $18,692. Additional payments may be made to the former owners if certain financial targets are met; the fair value of these payments as of the acquisition date was $6,241. Accordingly, the acquisition date fair value of the consideration transferred was $24,933. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model, which represents Level 3 fair value measure under U.S. GAAP.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company has finalized its purchase price allocation.

Net working capital	$456
Deferred tax liability	(1,955)
Property, plant and equipment	322
Intangible assets	7,529
Goodwill	18,581
Total purchase price	$24,933

    Intangible assets are comprised of $5,639 related to reacquired rights with a useful life of 3 years and $1,890 related to customer relationships with a useful life of 5 years.  The goodwill was assigned to the North American segment and the North American reporting unit for the Company’s annual goodwill impairment testing. None of the goodwill is expected to be deductible for income tax purposes.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

            The following table summarizes information relating to the Company’s Other intangible assets:

		December 31, 2010			December 31, 2009
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$13,067	$2,933	$16,000	$11,467	$4,533
Patents & other trademarks	5-20	12,063	8,575	3,488	11,876	8,002	3,874
Customer database	5	4,813	4,691	122	4,855	4,593	262
Foam formula	10	3,700	3,022	678	3,700	2,652	1,048
Reacquired Rights	3	5,767	1,440	4,327	—	—	—
Customer Relationships	5	2,492	295	2,197	—	—	—
Total		$99,835	$31,090	$68,745	$91,431	$26,714	$64,717

Amortization expense relating to intangible assets for the Company was $4,362, $2,414 and $2,412 for the years ended December 31, 2010, 2009 and 2008, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount these assets in any historical period.

Annual amortization of intangible assets is expected to be as follows:

Year Ending December 31,
2011	$4,980
2012	4,529
2013	1,319
2014	687
2015	375

(4) Long-term Debt

(a)	Long-term Debt. Long-term debt for the Company consisted of the following:

	December 31, 2010	December 31, 2009
2005 Senior Credit Facility:
North America Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (1.87% and 3.72% as of December 31, 2010 and December 31, 2009, respectively), commitment through and due June 8, 2012	$407,000	$294,000
Foreign Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (2.06% at December 31, 2009) commitment through and due June 8, 2012	—	3,470
Long-term debt	$407,000	$297,470

  TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

      (b) Secured Credit Financing. On October 18, 2005, the Company entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. The 2005 Senior Credit Facility, as amended, consists of Domestic and foreign credit facilities (Revolvers) that provide for the incurrence of indebtedness up to an aggregate principal amount of $640,000 and matures in 2012. The Domestic credit facility is a five-year, $615,000 revolving credit facility (Domestic Revolver). The foreign credit facility is a five-year $25,000 revolving credit facility (Foreign Revolver). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $12,400 at December 31, 2010. After giving effect to letters of credit and $407,000 in borrowings under the Domestic Revolver, total availability under the Revolvers was $220,600 as of December 31, 2010. Both credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in Amendment No. 3, plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility.  The facility fee is calculated based on the consolidated leverage ratio and ranges from .125% to .25%.

The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan-Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of December 31, 2010.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  At December 31, 2010 and 2009, the Company had an interest rate swap and foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

		Fair Value Measurements at December 31, 2010 Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$676	$—	$676	$—
Interest rate swap	$1,430	$—	$1,430	$—

		Fair Value Measurements at December 31, 2009 using:
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$438	$—	$438	$—
Interest rate swap	$6,865	$—	$6,865	$—

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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

As a result of this swap, the Company pays at a fixed rate and receives payment at a variable rate. The swap effectively fixed the floating LIBOR-based interest rate to 3.755% on $350,000 of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. As of December 31, 2010 the total notional amount of the Company’s interest rate swap agreement is $100,000. The interest rate swap expires on May 31, 2011. The Company will select the LIBOR-based rate on the hedged portion of the 2005 Senior Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as Interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as Interest expense, net during the current period.

Within the next 12 months, the Company expects to reclassify $1,430 of deferred losses on derivative instruments from Accumulated OCL to earnings due to the payment of variable interest associated with the 2005 Senior Credit Facility.

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

As of December 31, 2010, the Company had foreign currency forward contracts with expiration dates ranging from January 7, 2011 through May 26, 2011. The changes in fair value of these foreign currency hedges are included as a component of Other income (expense), net. As of December 31, 2010 the Company had the following outstanding foreign currency forward contracts:

Foreign Currency	Currency Denomination
Great Britain Pound		£1,330
Japanese Yen		¥572,632
Swedish Krona	kr.	33,627
Norwegian Krone	kr.	6,140
Australian Dollar		$3,869
New Zealand Dollar		$2,573
Singapore Dollar		$577
United States Dollar		$10,410

   TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

    As of December 31, 2010 and 2009, the fair value of the Company’s derivative instruments were recorded as follows:

	Liability Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Accrued expenses and other current liabilities	$1,430	Other non-current liabilities	$6,865
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$676	Accrued expenses and other current liabilities	$438
		$2,106		$7,303

    The effect of derivative instruments on the Consolidated Statement of Income for the twelve months ended December 31, 2010 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$5,435	Interest expense, net	$(6,642)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	$(2,309)

    For the twelve months ended December 31, 2009:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing
Interest rate swap	$4,745	Interest expense, net	$(8,257)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	$728

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)
(7) Stockholders’ Equity

(a) Capital stock. Tempur-Pedic International has 300,000 authorized shares of common stock with $0.01 per share par value and 10,000 authorized shares of preferred stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

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

(b) Registration Rights. Under the terms of a registration rights agreement entered into in 2002 in connection with the Tempur Acquisition, holders of 10% of Tempur-Pedic International’s registrable securities, as defined in the Registration Rights Agreement, have the right, subject to certain conditions, to require Tempur-Pedic International to register any or all of their shares of common stock under the Securities Act of 1933, as amended (Securities Act), at the Company’s expense. The 15,313 shares of common stock sold in the initial public offering by selling stockholders and the 14,950 shares sold in the 2004 secondary offering were sold by selling stockholders who were parties to the Registration Rights Agreement. As of December 31, 2010, the Company estimates that 369 outstanding shares of registrable common stock are held by parties to the Registration Rights Agreement. Certain of these holders have demand registration rights under the registration rights agreement as described above.

(c) Share Repurchase Programs. During 2010, the Company purchased 8,500 shares of the Company’s common stock for a total cost of $250,000 pursuant to authorizations made by the Company’s Board of Directors. On January 13, 2011 the Company’s Board of Directors authorized a new share repurchase up to $200,000 of the Company’s common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

(d) Dividend Program. Tempur-Pedic International’s Board of Directors declared dividends in the first three quarters of 2008 of $0.08 per common share. On October 16, 2008, the Company announced that it would suspend the payment of its quarterly cash dividend. The decision to pay a dividend in future periods will be reviewed by the Board of Directors on a periodic basis.

(8) Other Items

(a) Property, plant and equipment.

Property, plant and equipment, net consisted of the following:

	December 31,
	2010	2009
Land and buildings	$121,188	$123,743
Machinery and equipment, furniture and fixtures, and other	208,310	202,474
Construction in progress	9,858	8,107
	339,356	334,324
Accumulated depreciation and amortization	(179,549)	(161,827)
	$159,807	$172,497

Depreciation expense for the Company was $27,999, $29,010 and $30,343 for the years ended December 31, 2010, 2009 and 2008, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

(b) Accrued expenses and other current liabilities.

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2010	2009
Salary and related expenses	$22,171	$18,131
Accrued unrecognized tax benefits	12,035	12,544
Accrued sales and value added taxes	10,614	11,472
Warranty accrual	4,081	4,052
Sales returns	4,402	4,233
Interest rate swap	1,430	—
Other	30,736	31,020
	$85,469	$81,452

(c) Accumulated other comprehensive loss.

    Accumulated other comprehensive loss consisted of the following:

	December 31,
	2010	2009
Derivative instruments accounted for as hedges, net of tax of $558 and $2,678	$(872)	$(4,187)
Foreign currency translation	(5,316)	(3,817)
Accumulated other comprehensive loss	$(6,188)	$(8,004)

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

The 2002 Option Plan was adopted on November 1, 2002 and provides for grants of stock options to purchase shares of common stock to employees and directors of the Company. Options granted under the 2002 Option Plan that qualify as incentive stock options, as defined by the Internal Revenue Code of 1986, as amended (the Code), must have an exercise price of not less than the fair market value of Tempur-Pedic International’s common stock at the date of grant. Options granted under the 2002 Option Plan provided for vesting terms as determined by the Board of Directors at the time of grant, which are generally based on 4 years of continuous service. Options can be exercised up to 10 years from the grant date and up to 5 years from the grant date for any stockholders who own 10% or more of the total combined voting power of all shares of stock of Tempur-Pedic International.  Upon the exercise of all outstanding options under the 2002 Option Plan, Tempur-Pedic International will issue a maximum of 6,534 shares of common stock under the 2002 Option Plan, subject to certain adjustment provisions. In December 2003, the Company’s Board of Directors adopted a resolution that prohibited further grants under the 2002 Stock Option Plan.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

The ESPP permits eligible employees to purchase up to certain limits, as set forth in the ESPP, of Tempur-Pedic International’s common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the price per share of Tempur-Pedic International’s common stock either at the beginning or the end of each six-month offering period, whichever is less. The Compensation Committee of the Board of Directors administers the ESPP. The Board of Directors may amend or terminate the ESPP. The ESPP is intended to comply with the requirements of Section 423 of the Code. The Company may issue a maximum of 500,000 shares of its common stock under the ESPP. Effective February 1, 2010, the Company suspended offerings under the ESPP indefinitely.

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

The Company granted PRSUs during the year ended December 31, 2010. The maximum number of shares to be awarded under the PRSUs granted during the year ended December 31, 2010 will be 411 shares, and will vest, if earned, at the end of the three-year performance period ending on December 31, 2012. Actual payout under the PRSUs granted in 2010 is dependent upon the achievement of certain financial goals, based on Net sales and Earnings Before Interest and Taxes (EBIT) margin targets. The Company recognized compensation expense of $2,330 associated with the 2010 PRSUs during the year ended December 31, 2010. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the PRSUs was $5,470 as of December 31, 2010, which is expected to be recorded over the weighted average remaining life of 2.0 years. No PRSUs were granted during the years ended December 31, 2009 and 2008. A summary of Tempur-Pedic International’s unvested PRSUs as of December 31, 2010 and changes during the year ended December 31, 2010 are presented below:

	Shares	Weighted Average Grant Date Fair Value

Awards unvested at December 31, 2009	—	$—
Granted	137	28.48
Vested	—	—
Forfeited	—	—
Awards unvested at December 31, 2010	137	$28.48

During the year no PRSUs transferred ownership. The aggregate intrinsic value of PRSUs outstanding as of December 31, 2010 was $5,521.

   TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

    The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The assumptions used in the Black-Scholes pricing model for the years ended December 31, 2010, 2009 and 2008 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of Tempur-Pedic International’s common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award.

Year Ended
December 31,
	2010	2009	2008
Expected volatility range of stock	69 – 84%	62 – 92%	41 – 60%
Expected life of option, range in years	2.0 – 5.0	2.0 – 5.0	1.0 – 5.0
Risk-free interest rate range	1.0 – 2.7%	1.0 – 2.8%	1.5 – 3.4%
Expected dividend yield on stock	0.0 – 1.6%	0.0 – 5.2%	1.4 – 4.2%

A summary of Tempur-Pedic International’s unvested shares as of December 31, 2010 and changes during the years ended December 31, 2010 and 2009 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2008	3,451	$5.66
Granted	1,739	3.06
Vested	(1,339)	5.81
Forfeited	(137)	7.49
Options unvested at December 31, 2009	3,714	$4.33
Granted	198	13.95
Vested	(1,499)	5.26
Forfeited	(18)	5.57
Options unvested at December 31, 2010	2,395	$4.57

A summary of stock options activity under the 2002 Option Plan and 2003 Plan is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	5,395	$15.50
Granted	1,739	7.52
Exercised	(154)	10.55
Terminated	(161)	18.95
Options outstanding at December 31, 2009	6,819	$13.47
Granted	198	28.65
Exercised	(1,831)	15.59
Terminated	(19)	13.52
Options outstanding at December 31, 2010	5,167	$13.31	7.11	138,239
Options exercisable at December 31, 2010	2,773	$14.99	6.51	69,513

The total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $29,881, $1,604 and $2,973, respectively.

 TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

The grant date fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period, and the expense is expected to be recognized over a weighted-average remaining period of 1.7 years as of December 31, 2010. The total value of options vested during the years ended December 31, 2010, 2009 and 2008 was $7,943, $7,910 and $6,915, respectively. For the years ended December 31, 2010, 2009 and 2008 the Company recognized $7,509, $8,513 and $7,909, respectively, of stock-based compensation expense in Selling and marketing expenses and General, administrative and other expenses related to stock options granted under the 2003 Plan. As of December 31, 2010, there was $7,217 of unearned stock-based compensation expense related to these options. The future amortization of these unearned stock-based compensation costs will be $4,584 in 2011; $2,207 in 2012; $426 in 2013.

The Company granted 188 awards during the year ended December 31, 2010 that consisted of restricted stock units (RSUs) and deferred stock units (DSUs). For the years ended December 31, 2010, 2009 and 2008, the Company recognized $1,754, $146 and $0, respectively, of stock-based compensation expense related to RSUs and DSUs. As of December 31, 2010, there was $3,590 of unrecognized compensation expense associated with the RSUs and DSUs, which is expected to be recorded over the weighted average remaining vesting period of 1.9 years. A summary of Tempur-Pedic International’s unvested RSUs and DSUs as of December 31, 2010 and changes during the years-ended December 31, 2010 and 2009 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2008	—	$—
Granted	18	14.98
Vested	(9)	14.98
Forfeited	—	—
Awards unvested at December 31, 2009	9	$14.98
Granted	188	28.70
Vested	(15)	22.33
Forfeited	(1)	28.39
Awards unvested at December 31, 2010	181	$28.55

    The total intrinsic value of awards vested for the years ended December 31, 2010, 2009 and 2008 was $501, $131 and $0, respectively. The total intrinsic value of awards vested and no longer subject to restrictions or deferral periods during the years ended December 31, 2010, 2009 and 2008 was $310, $188 and $0, respectively. The aggregate intrinsic value of RSUs and DSUs outstanding as of December 31, 2010 was $7,272.

    Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares for the years ended December 31, 2010, 2009 and 2008 was $28,551, $1,623 and $695, respectively.

 TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

(10) Commitments and Contingencies

(a) Lease Commitments. The Company has various operating leases that call for annual rental payments due in equal monthly installments and a lease with a rent free occupancy period. The Company’s policy is to recognize expense for lease payment, including those with escalating provisions and rent free periods, on a straight-line basis over the lease term. Operating lease expenses were $6,330, $6,148, and $4,430 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments at December 31, 2010 under these non-cancelable leases are as follows:

Year Ended December 31,
2011	$5,721
2012	4,282
2013	3,135
2014	2,485
2015	2,283
Thereafter	1,329
$19,235

(b) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of December 31, 2010 and 2009.

(c) Antitrust Action. On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the Antitrust Action).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, the Company filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the plaintiffs filed a “Motion to Alter or Amend Judgment,” which was fully briefed. On May 1, 2008, that motion was denied.  Jacobs appealed the dismissal of their claims, and the parties argued the appeal before the United States Circuit Court for the Eleventh Circuit on December 11, 2008.  The Court rendered an opinion favorable to the Company on  December 2, 2010,  affirming the trial court’s refusal to allow Jacobs to alter or amend its pleadings and dismissing it’s claims.  Jacobs has subsequently petitioned the 11th Circuit Court of Appeals for an “en banc” review of the three judge panel’s ruling.  The Company continues to strongly believe that the Antitrust Action lacks merit, and intends to defend against the claims vigorously. Based on the findings of the court to date and an assessment of the Company’s meritorious defenses, the Company believes that it is remote that it will incur a loss with respect to this matter. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operation.

(d) New York Attorney General. In December 2008, the Office of the Attorney General of the State of New York, Antitrust Bureau (OAG) requested that the Company consider discontinuing its unilateral retail price policy (UPPL) in the State of New York, and informed the Company that it may bring an enforcement action against the Company under New York law if the Company chose not to do so.  On March 29, 2010, the Office of the Attorney General filed suit in New York state court against the Company with respect to this matter.  The complaint does not charge the Company with any violation of state or federal antitrust law; instead it claims the Company violated a 1975 New York state law which declares certain contractual provisions to be unenforceable and not actionable at law and seeks, among other things, a permanent injunction prohibiting the Company’s UPPL as well as unspecified sums for restitution and disgorgement profits. The Company responded to the complaint and also filed motions to dismiss and to obtain discovery.  On September 28, 2010, the court heard various motions filed by the parties and took them under advisement.  On January 14, 2011, the court denied the OAG’s petition in full and granted the Company’s motion to dismiss.  The OAG has the right to appeal the court’s decision.  The Company believes that its UPPL complies with state and federal law and intends to continue to vigorously defend it if the OAG appeals. No claim for damages has been received by the Company. Based on the findings of the court to date and an assessment of the Company’s meritorious defenses, the Company believes that it is remote that it will incur a loss with respect to this matter. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the New York Attorney General at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operation.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

    The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse affect on its business, financial condition, liquidity, or operating results.

 (11) Income Taxes

Provision for Income Taxes. The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2010		2009		2008
	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes
Statutory U.S. federal income tax	$80,803	35.0%	$44,809	35.0%	$37,598	35.0%
State income taxes, net of federal benefit	4,936	2.1	2,146	1.7	2,122	2.0
Foreign tax differential	(8,689)	(3.8)	(4,403)	(3.4)	(5,724)	(5.3)
Change in valuation allowance	(1,493)	(0.7)	513	0.4	843	0.8)
Foreign repatriation, net of Foreign tax credits	—	—	—	—	11,400	10.6
Subpart F income and Section 956	2,927	1.3	2,082	1.6	2,373	2.2
Manufacturing deduction	(3,998)	(1.7)	(975)	(0.8)	(587)	(0.6)
Permanent and other	(766)	(0.3)	(1,128)	(0.9)	529	0.5
Effective income tax provision	$73,720	31.9%	$43,044	33.6%	$48,554	45.2%

Subpart F income represents interest and royalties earned by a foreign subsidiary as well as sales made by certain foreign subsidiaries outside of their country of incorporation. Under the Code, such income is taxable to Tempur-Pedic International as if earned directly by Tempur-Pedic International.

The Company has not provided for U.S. federal, state income and foreign withholding taxes on $233,378 of undistributed earnings from non-U.S. operations as of December 31, 2010 because the Company intends to reinvest such earnings indefinitely outside of the United States.  If Tempur-Pedic International were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

The following sets forth the amount of pre-tax income attributable to each of the Company’s operating segments for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Pre-tax income
North America	$137,697	$49,703	$20,715
International	93,168	78,334	86,707
Consolidated	$230,865	$128,037	$107,422

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than 50-percent likelihood of being realized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2008	$11,012
Additions based on tax positions related to 2009	776
Additions for tax positions of prior years	3,430
Reductions for tax positions as a result of a lapse of applicable statute of limitations	(608)
Settlements of uncertain tax positions with tax authorities	(2,066)
Balance as of December 31, 2009	$12,544
Additions based on tax positions related to 2010	531
Additions for tax positions of prior years	825
Reductions for tax positions as a result of a lapse of applicable statute of limitations	(318)
Settlements of uncertain tax positions with tax authorities	(1,547)
Balance as of December 31, 2010	$12,035

The entire amount of unrecognized tax benefits would impact the effective income tax rate if recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $838, $903 and $881 in interest and penalties, respectively in income tax expense.  The Company had approximately $3,075 and $1,850 of accrued interest and penalties at December 31, 2010 and 2009, respectively.

During the fourth quarter of 2007 the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years and an assessment with respect to the 2004 tax year during the third quarter of 2010.  The tax assessments relate to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $69,300 including interest and penalties.  In the first quarter of 2008 and the third quarter of 2010, the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  During the third quarter of 2008 the Company filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and completed their review during the fourth quarter of 2010. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the U.S. for periods prior to 2007, U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2003.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

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

The Company’s foreign net operating losses (NOLs) were $31,712 and $31,313 as of December 31, 2010 and 2009, respectively. These NOLs expire at various dates through 2020. The Company has established a valuation allowance for net operating loss carryforwards and certain other deferred tax assets related to certain foreign operations.  Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of these foreign NOLs and certain other timing differences related to some of its foreign operations.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, other than those related to some of its foreign operations as discussed above. However, there can be no assurance that such assets will be realized if circumstances change.

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

    The Income tax provision consisted of the following:

	Year Ended December 31,
	2010	2009	2008
Current provision
Federal	$40,901	$27,666	$20,029
State	7,053	4,144	3,518
Foreign	25,266	21,044	22,584
Total current	73,220	52,854	46,131
Deferred provision
Federal	2,076	(9,357)	1,844
State	285	(738)	(124)
Foreign	(1,861)	285	703
Total deferred	500	(9,810)	2,423
Total Income tax provision	$73,720	$43,044	$48,554

 TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

The net deferred tax assets and liabilities recognized in the Consolidated Balance Sheets consisted of the following:

	December 31,
	2010	2009
Deferred tax assets:
Inventories	$6,064	$6,732
Net operating losses	9,932	9,742
Property, plant and equipment	3,231	6,093
Accrued expenses and other	17,635	16,895

Total deferred tax assets	36,862	39,462
Valuation allowances	(8,816)	(9,773)

Total net deferred tax assets	28,046	29,689

Deferred tax liabilities:
Property, plant and equipment	(11,943)	(11,810)
Intangible assets	(24,596)	(23,987)
Accrued expenses and other	(5,814)	(3,346)

Total deferred tax liabilities	(42,353)	(39,143)

Net deferred tax liabilities	$(14,307)	$(9,454)

(12) Major Customers

The top five customers in the applicable period accounted for approximately 20%, 19% and 19% of the Company’s Net sales for the years ended December 31, 2010, 2009 and 2008, respectively. The top five customers in the applicable period also accounted for approximately 21% and 25% of accounts receivable as of December 31, 2010 and 2009, respectively.

(13) Benefit Plan

A subsidiary of the Company has a defined contribution plan (the Plan) whereby eligible employees may contribute up to 15% of their pay subject to certain limitations as defined by the Plan. Employees are eligible to participate in the Plan after 90 days and are eligible to receive matching contributions upon one year of employment with the Company. The Plan provides a 100% match of the first 3% and 50% of the next 2% of eligible employee contributions. All matching contributions vest immediately. The Company incurred $1,123, $1,064 and $1,084 of expenses associated with the Plan for the years ended December 31, 2010, 2009 and 2008, respectively.

(14) Earnings Per Common Share

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income	$157,145	$84,993	$58,868
Denominator:
Denominator for basic earnings per common share—weighted average shares	70,348	74,934	74,737
Effect of dilutive securities:
Employee stock options, RSUs and DSUs	2,444	1,114	172
Denominator for diluted earnings per common share—adjusted weighted average shares	72,792	76,048	74,909
Basic earnings per common share	$2.23	$1.13	$0.79
Diluted earnings per common share	$2.16	$1.12	$0.79

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

The Company excluded 30 and 2,331 and 4,514 shares issuable upon exercise of outstanding stock options for the years ended December 31, 2010, 2009 and 2008, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of the Company’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or receive any dividends thereon.

(15) Business Segment Information

The Company operates in two business segments: North America and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The North American segment consists of the two U.S. manufacturing facilities and our North American distribution subsidiaries. The International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the North American segment. The Company evaluates segment performance based on Net sales and Operating income.

The following table summarizes Total assets by segment:

	December 31,	December 31,
	2010	2009
North America	$576,139	$481,942
International	338,685	274,112
Inter-segment eliminations	(198,821)	(112,675)
	$716,003	$643,379

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

The following table summarizes segment information:

	Year Ended December 31,
	2010	2009	2008
Net sales from external customers:
North America
Mattresses	$539,199	$366,925	$412,295
Pillows	65,728	48,814	50,772
Other	167,099	109,585	107,637
	$772,026	$525,324	$570,704
International
Mattresses	$196,400	$183,022	$219,013
Pillows	64,839	58,718	67,128
Other	72,156	64,092	70,973
	$333,395	$305,832	$357,114
	$1,105,421	$831,156	$927,818

Inter-segment sales:
North America	$357	$—	$—
International	2,397	2,502	3,097
Inter-segment eliminations	(2,754)	(2,502)	(3,097)
	$—	$—	$—

Gross Profit:
North America	$358,306	$222,572	$207,659
International	197,121	171,170	193,298
	$555,427	$393,742	$400,957
Operating income:
North America	$152,833	$64,487	$47,238
International	93,069	80,458	86,626
	$245,902	$144,945	$133,864

Depreciation and amortization (including stock-based compensation amortization):
North America	$34,881	$30,331	$30,267
International	9,088	9,882	10,530
	$43,969	$40,213	$40,797
Capital expenditures:
North America	$11,038	$8,067	$6,733
International	7,103	6,236	3,761
	$18,141	$14,303	$10,494

 TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands, except per share amounts)

(16) Quarterly Financial Data (unaudited)

The Company’s quarterly operating results fluctuate as a result of seasonal variations in the Company’s business.

Quarterly results of operations for the years ended December 31, 2010 and 2009 are summarized below:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Net sales	$253,889	$263,044	$295,785	$292,703
Gross profit	124,809	128,041	150,754	151,823
Operating income	52,290	53,850	68,154	71,608
Net income	33,148	33,506	44,198	46,292
Basic earnings per common share	$0.45	$0.47	$0.64	$0.68
Diluted earnings per common share	$0.44	$0.46	$0.62	$0.66
2009
Net sales	$177,104	$185,176	$224,082	$244,794
Gross profit	81,861	86,331	106,709	118,841
Operating income	25,881	29,162	42,676	47,226
Net income	13,338	16,857	25,684	29,114
Basic earnings per common share	$0.18	$0.23	$0.34	$0.39
Diluted earnings per common share	$0.18	$0.22	$0.34	$0.38

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010
SCHEDULE II

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2008	$8,056	$8,110	$—	$(9,440)	$6,726
Year Ended December 31, 2009	$6,726	$5,936	$—	$(3,632)	$9,030
Year Ended December 31, 2010	$9,030	$531	$—	$(2,124)	$7,437

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance deferred tax assets:
Year Ended December 31, 2008	$8,779	$843	$(886)	$—	$8,736
Year Ended December 31, 2009	$8,736	$513	$524	$—	$9,773
Year Ended December 31, 2010	$9,773	$(1,493)	$536	$—	$8,816