Form 10-Q
period 2011-03-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2011-04-26
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of April 22, 2011 was 68,449,999 shares.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under ITEM IA of Part II of this report and under the heading “Risk Factors” under ITEM 1A of Part 1 of our annual report on Form 10-K for the year ending December 31, 2010. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$325,838	$253,889
Cost of sales	155,528	129,080
Gross profit	170,310	124,809
Selling and marketing expenses	64,370	46,231
General, administrative and other expenses	30,660	26,288
Operating income	75,280	52,290

Other expense, net:
Interest expense, net	(2,539)	(3,189)
Other (expense)/income, net	(603)	68
Total other expense	(3,142)	(3,121)

Income before income taxes	72,138	49,169
Income tax provision	23,878	16,021
Net income	$48,260	$33,148

Earnings per common share:
Basic	$0.70	$0.45
Diluted	$0.68	$0.44

Weighted average common shares outstanding:
Basic	68,565	73,313
Diluted	70,871	75,678

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$59,360	$53,623
Accounts receivable, net	134,407	115,630
Inventories	71,716	69,856
Prepaid expenses and other current assets	22,932	18,646
Deferred income taxes	12,903	13,725
Total Current Assets	301,318	271,480
Property, plant and equipment, net	161,076	159,807
Goodwill	213,212	212,468
Other intangible assets, net	67,737	68,745
Other non-current assets	3,169	3,503
Total Assets	$746,512	$716,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$65,332	$48,288
Accrued expenses and other current liabilities	81,275	85,469
Income taxes payable	22,423	12,477
Total Current Liabilities	169,030	146,234
Long-term debt	395,000	407,000
Deferred income taxes	30,866	32,315
Other non-current liabilities	4,434	4,421
Total Liabilities	599,330	589,970

Commitments and contingencies—see Note 9

Total Stockholders’ Equity	147,182	126,033
Total Liabilities and Stockholders’ Equity	$746,512	$716,003

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,260	$33,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,341	7,585
Amortization of stock-based compensation	2,729	2,411
Amortization of deferred financing costs	173	173
Bad debt expense	670	576
Deferred income taxes	(962)	1,776
Foreign currency adjustments and other	(442)	(844)
Changes in operating assets and liabilities	(3,044)	(21,505)
Net cash provided by operating activities	55,725	23,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment and other	(5,044)	(2,758)
Net cash used by investing activities	(5,044)	(2,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	11,000	129,336
Repayments of long-term revolving credit facility	(23,000)	(33,749)
Proceeds from issuance of common stock	16,717	8,308
Excess tax benefit from stock based compensation	7,953	1,289
Treasury shares repurchased	(61,107)	(100,000)
Net cash (used) provided by financing activities	(48,437)	5,184
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,493	(1,366)
Increase in cash and cash equivalents	5,737	24,380
CASH AND CASH EQUIVALENTS, beginning of period	53,623	14,042
CASH AND CASH EQUIVALENTS, end of period	$59,360	$38,422

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,234	$3,042
Income taxes, net of refunds	$7,808	$8,911

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

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States (U.S. GAAP) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2010, included in the Company’s annual report on Form 10-K.

    The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

    (b) Reclassifications. Certain prior period amounts have been reclassified to conform to the 2011 presentation of Condensed Consolidated Financial Statements, including a reclassification between current deferred income tax assets and Prepaid expenses and other current assets. Additionally, during the fourth quarter of 2010, the Company purchased its noncontrolling interest in Tempur Shanghai Holding Ltd. Income attributable to the noncontrolling interest was not material in 2010 and is presented within Other (expense) income, net in the Condensed Consolidated Statements of Income. These changes do not materially affect previously reported subtotals within the Condensed Consolidated Financial Statements for any previous period presented.

    (c) Basis of Consolidation. The accompanying Condensed Consolidated Financial Statements include the accounts of Tempur-Pedic International and its subsidiaries. All subsidiaries are wholly-owned. During the fourth quarter of 2010 the Company purchased its noncontrolling interest in Tempur Shanghai Holding Ltd. Intercompany balances and transactions have been eliminated.

    (d) Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies and changes in the prices of raw materials, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

    (e) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	March 31, 2011	December 31,2010
Finished goods	$53,737	$53,362
Work-in-process	7,240	5,549
Raw materials and supplies	10,739	10,945
	$71,716	$69,856

     TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(In thousands, except per common share amounts)

    (f) Accrued Sales Returns. The Company allows product returns up to 120 days following a sale through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The level of sales returns differs by channel with the Direct channel typically experiencing the highest rate of return.  Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

    The Company had the following activity for sales returns from December 31, 2010 to March 31, 2011:

Balance as of December 31, 2010	$4,402
Amounts accrued	13,773
Returns charged to accrual	(12,450)
Balance as of March 31, 2011	$5,725

    (g) Warranties. The Company provides a 20-year warranty for North American sales and a 15-year warranty for International sales on mattresses, each prorated for the last 10 years. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are charged to operations in the period in which the related revenue is recognized. Estimates of warranty expenses are based primarily on historical claim experience and product testing. Warranties are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

    The Company had the following activity for warranties from December 31, 2010 to March 31, 2011:

Balance as of December 31, 2010	$4,081
Amounts accrued	1,743
Warranties charged to accrual	(1,186)
Balance as of March 31, 2011	$4,638

    (h) Revenue Recognition. Sales of products are recognized when persuasive evidence of an arrangement exists, products are shipped and title passes to customers and the risks and rewards of ownership are transferred, the sales price is fixed or determinable and collectability is reasonably assured. The Company extends volume discounts to certain customers and reflects these amounts as a reduction of sales. The Company also reports sales net of tax assessed by qualifying governmental authorities. The Company extends credit based on the creditworthiness of its customers. No collateral is required on sales made in the normal course of business.

    The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $8,124 and $7,437 as of March 31, 2011 and December 31, 2010, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(In thousands, except per common share amounts)

    (i) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program.

    (j) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and included in General, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income. Research and development costs charged to expense were approximately $2,334 and $1,850 for the three months ended March 31, 2011 and 2010, respectively.

    (k) Subsequent Events. The Company has evaluated all events or transactions that occurred after March 31, 2011 through the issuance of these Condensed Consolidated Financial Statements. During this period, there were no material recognizable or non-recognizable subsequent events.

(2) Goodwill and Other intangible assets

    The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	North America	International	Total
Balance as of December 31, 2010	$108,931	$103,537	$212,468
Foreign currency translation adjustments	466	278	744
Balance as of March 31, 2011	$109,397	$103,815	$213,212

The following table summarizes information relating to the Company’s Other intangible assets, net:

		March 31, 2011			December 31, 2010
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$13,467	$2,533	$16,000	$13,067	$2,933
Patents & other trademarks	5-20	12,165	8,740	3,425	12,063	8,575	3,488
Customer database	5	4,849	4,751	98	4,813	4,691	122
Foam formula	10	3,700	3,114	586	3,700	3,022	678
Reacquired Rights	3	5,909	1,970	3,939	5,767	1,440	4,327
Customer Relationships	5	2,572	416	2,156	2,492	295	2,197
Total		$100,195	$32,458	$67,737	$99,835	$31,090	$68,745

    Amortization expense relating to intangible assets for the Company was $1,266 and $671 for the three months ended March 31, 2011 and 2010, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any historical period.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(In thousands, except per common share amounts)

(3) Long-term Debt

    (a) Long-term Debt. Long-term debt for the Company consists of the following:

	March 31, 2011	December 31, 2010
2005 Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Index Rate or LIBOR plus applicable margin (1.89% and 1.87% as of March 31, 2011 and December 31, 2010, respectively), commitment through and due June 8, 2012	$395,000	$407,000
Long-term debt	$395,000	$407,000

    (b) Secured Credit Financing. On October 18, 2005, the Company entered into a credit agreement (2005 Senior Credit Facility) with a syndicate of banks. The 2005 Senior Credit Facility, as amended, consists of domestic and foreign credit facilities (Revolvers) that provide for the incurrence of indebtedness up to an aggregate principal amount of $640,000 and matures in 2012. The domestic credit facility is a five-year, $615,000 revolving credit facility (Domestic Revolver). The foreign credit facility is a five-year $25,000 revolving credit facility (Foreign Revolver). The Revolvers provide for the issuance of letters of credit which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of letters of credit outstanding under the Revolvers was $13,561 at March 31, 2011. After giving effect to letters of credit and $395,000 in borrowings under the Revolvers, total availability under the Revolvers was $231,439 as of March 31, 2011. Both credit facilities bear interest at a rate equal to the 2005 Senior Credit Facility’s applicable margin, as determined in accordance with a performance pricing grid set forth in Amendment No. 3, plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual facility fee on the total amount of the 2005 Senior Credit Facility.  The facility fee is calculated based on the consolidated leverage ratio and ranges from .125% to .25%.

    The 2005 Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan-Foam ApS and substantially all the Company’s U.S. assets. The 2005 Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of March 31, 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(In thousands, except per common share amounts)

    The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three months ended March 31, 2011.  At March 31, 2011, the Company had an interest rate swap and foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

		Fair Value Measurements at March 31, 2011 Using:
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign currency forward contracts	$689	$—	$689	$—
Liabilities:
Interest rate swap	$582	$—	$582	$—

		Fair Value Measurements at December 31, 2010 Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$676	$—	$676	$—
Interest rate swap	$1,430	$—	$1,430	$—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
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

    As a result of this swap, the Company pays at a fixed rate and receives payment at a variable rate. The swap effectively fixed the floating LIBOR-based interest rate to 3.755% on $350,000 of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. As of March 31, 2011, the total notional amount of the Company’s interest rate swap agreement was $100,000. The interest rate swap expires on May 31, 2011. The Company will select the LIBOR-based rate on the hedged portion of the 2005 Senior Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as Interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as Interest expense, net during the current period.

    Within the remaining term of the interest rate swap, the Company expects to reclassify $582 of deferred losses on derivative instruments from Accumulated Other Comprehensive Income (OCI) to earnings due to the payment of variable interest associated with the 2005 Senior Credit Facility.

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

    As of March 31, 2011, the Company had foreign currency forward contracts with expiration dates ranging from April 7, 2011 through July 28, 2011. The changes in fair value of these foreign currency hedges are included as a component of Other (expense) income, net. As of March 31, 2011, the Company had the following outstanding foreign currency forward contracts:

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(In thousands, except per common share amounts)

Foreign Currency	Currency Denomination
Japanese Yen		¥486,975
Swedish Krona	kr.	12,959
Norwegian Krone	kr.	5,973
Australian Dollar		$3,475
New Zealand Dollar		$2,097
Singapore Dollar		$1,153
United States Dollar		$9,218

    As of March 31, 2011 and December 31, 2010, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

Asset Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$689	Prepaid expenses and other current assets	$—
		$689		$—

	Liability Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Accrued expenses and other current liabilities	$582	Accrued expenses and other current liabilities	$1,430
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$—	Accrued expenses and other current liabilities	$676
		$582		$2,106

    The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2011 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$848	Interest expense, net	$(864)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	$1,249

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(In thousands, except per common share amounts)

The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2010 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$935	Interest expense, net	$(1,731)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	$(966)

(6) Stockholders’ Equity

    (a) Capital Stock. Tempur-Pedic International’s authorized shares of capital stock are 300,000 shares of common stock and 10,000 shares of preferred stock. Subject to preferences that may be applicable to any outstanding preferred stock, holders of the common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

    (b) Share Repurchase Programs. During the three months ended March 31, 2011, the Company purchased 1,320 shares of the Company’s common stock for a total cost of $62,519 pursuant to the authorization made by the Company’s Board of Directors in January 2011. During the three months ended March 31, 2010 the Company purchased 3,694 shares of the Company’s common stock for a total cost of $100,000 pursuant to the authorization made by the Company’s Board of Directors in January 2010. As of March 31, 2011, the Company has $137,481 remaining under the January 2011 authorization. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(In thousands, except per common share amounts)
(7) Other Items

    (a) Property, plant and equipment.

    Property, plant and equipment, net consisted of the following:

	March 31, 2011	December 31, 2010
Land and buildings	$125,052	$121,188
Machinery and equipment, furniture and fixtures and other	215,778	208,310
Construction in progress	9,496	9,858
	350,326	339,356
Accumulated depreciation	(189,250)	(179,549)
	$161,076	$159,807

    (b) Accrued expenses and other current liabilities.

    Accrued expenses and other current liabilities consisted of the following:

	March 31, 2011	December 31, 2010
Salary and related expenses	$14,869	$22,171
Accrued unrecognized tax benefits	11,939	12,035
Accrued sales and value added taxes	12,541	10,614
Warranty accrual	4,638	4,081
Sales returns	5,725	4,402
Interest rate swap	582	1,430
Other	30,981	30,736
	$81,275	$85,469

    (c) Accumulated other comprehensive income (loss).

    Accumulated other comprehensive income (loss) consisted of the following:

	March 31, 2011	December 31, 2010
Derivative instruments accounted for as hedges, net of tax of $227 and $558, respectively	$(355)	$(872)
Foreign currency translation	2,174	(5,316)
Accumulated other comprehensive income (loss)	$1,819	$(6,188)

    (d) Comprehensive income.

    The components of comprehensive income consisted of the following:

	March 31, 2011	March 31, 2010
Net income	$48,260	$33,148
Derivative instruments accounted for as hedges, net of taxes of $331 and $365, respectively	517	570
Cumulative translation adjustment	7,490	(5,428)
Total comprehensive income	$56,267	$28,290

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(In thousands, except per common share amounts)
(8) Stock-Based Compensation

    The Company currently has three stock-based compensation plans: the 2002 Option Plan (2002 Plan), the Amended and Restated 2003 Equity Incentive Plan (2003 Plan) and the 2003 Employee Stock Purchase Plan (ESPP), which are described under the caption “Stock-based Compensation” in the notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Effective February 1, 2010, the Company suspended offerings under the ESPP indefinitely.

    In the first quarter of 2010, the Compensation Committee of the Board of Directors approved the terms of a Long-Term Incentive Program (LTIP), established under the 2003 Plan. For 2011, the LTIP awards consist of a mix of stock options and performance-based restricted stock units (PRSUs). Shares with respect to the PRSUs will be granted and vest following the end of the applicable performance period and achievement of applicable performance metrics as determined by the Compensation Committee of the Board of Directors.

    The Company granted PRSUs during the three months ended March 31, 2011. The maximum number of shares to be awarded under the PRSUs granted during the three months ended March 31, 2011 will be 443 shares and will vest, if earned, at the end of the three-year performance period ending on December 31, 2013. The Company recognized compensation expense of $203 associated with the 2011 PRSUs during the three months ended March 31, 2011. The maximum number of shares to be awarded under the PRSUs granted during the three months ended March 31, 2010 was 406 shares and will vest, if earned, at the end of the three-year performance period ending on December 31, 2012.Actual payout under the PRSUs granted in 2011 and 2010 is dependent upon the achievement of certain financial goals, based on Net sales and Earnings Before Interest and Taxes (EBIT) margin targets. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the PRSUs granted during the three months ended March 31, 2011 was $6,693, which is expected to be recorded over the weighted average remaining life of 2.76 years.

    The Company granted options to purchase 76 and 129 shares of common stock during the three months ending March 31, 2011, and 2010, respectively. The Company recognized compensation expense of $52 associated with the 2011 grants during the three months ended March 31, 2011.  As of March 31, 2011, there was $1,829 of unrecognized compensation expense associated with the options granted in 2011, which is expected to be recorded over the weighted average remaining vesting period of 2.9 years. The options granted in the three months ended March 31, 2011 had a weighted average grant-date fair value of $24.66 per option, as determined by the Black-Scholes option pricing model using the following assumptions:

Expected volatility of stock	72.6%
Expected life of options, in years	4.0
Risk-free interest rate	1.8%
Expected dividend yield on stock	0.7%

    No restricted stock units (RSUs) were granted during the three months ended March 31, 2011. The Company granted 176 RSUs during the three months ended March 31, 2010.

    The Company recorded $2,729 and $2,411 of total stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively.

(9) Commitments and Contingencies

    (a) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs were not significant as of March 31, 2011 or December 31, 2010.

   TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(In thousands, except per common share amounts)

    (b) Antitrust Action. On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the Antitrust Action).  The Antitrust Action alleges violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleges a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and seeks damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, the Company filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the plaintiffs filed a “Motion to Alter or Amend Judgment,” which was fully briefed. On May 1, 2008, that motion was denied.  Jacobs appealed the dismissal of their claims, and the parties argued the appeal before the United States Circuit Court for the Eleventh Circuit on December 11, 2008.  The Court rendered an opinion favorable to the Company on  December 2, 2010,  affirming the trial court’s refusal to allow Jacobs to alter or amend its pleadings and dismissing its claims.  Jacobs has subsequently petitioned the 11th Circuit Court of Appeals for an “en banc” review of the three judge panel’s ruling.  The Company continues to strongly believe that the Antitrust Action lacks merit, and intends to defend against the claims vigorously. Based on the findings of the court to date and an assessment of the Company’s meritorious defenses, the Company believes that it is remote that it will incur a loss with respect to this matter. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Antitrust Action at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operation. Accordingly, the Company cannot make an estime of the possible range of loss.

   (c) New York Attorney General. In December 2008, the Office of the Attorney General of the State of New York, Antitrust Bureau (OAG) requested that the Company consider discontinuing its unilateral retail price policy (UPPL) in the State of New York, and informed the Company that it may bring an enforcement action against the Company under New York law if the Company chose not to do so. On March 29, 2010, the Office of the Attorney General filed suit in New York state court against the Company with respect to this matter. The complaint does not charge the Company with any violation of state or federal antitrust law; instead it claims the Company violated a 1975 New York state law which declares certain contractual provisions to be unenforceable and not actionable at law and seeks, among other things, a permanent injunction prohibiting the Company’s UPPL as well as unspecified sums for restitution and disgorgement of profits. The Company responded to the complaint and also filed motions to dismiss and to obtain discovery. On September 28, 2010, the court heard various motions filed by the parties and took them under advisement. On January 14, 2011, the court denied the OAG’s petition in full and granted the Company’s motion to dismiss. The OAG filed an appeal on February 22, 2011. The Company believes that its UPPL complies with state and federal law and intends to continue to vigorously defend it in this matter. No claim for damages has been received by the Company. Based on the findings of the court to date and an assessment of the Company’s meritorious defenses, the Company believes that it is remote that it will incur a loss with respect to this matter. However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of this matter at this time, and can give no assurance that these claims will not have a material adverse affect on the Company’s financial position or results of operation.

    The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse affect on its business, financial condition, liquidity, or operating results.

(10) Income Taxes

    The Company’s effective tax rate for the three months ended March 31, 2011 and March 31, 2010 was 33.1% and 32.5% respectively.  The Company’s effective income tax rate for the three months ended March 31, 2011 and 2010 differed from the federal statutory rate of 35.0% principally because of certain foreign tax rate differentials, state and local income taxes, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

    The Company has not provided for U.S. federal and/or state income and foreign withholding taxes on $256,208 million of undistributed earnings from non-U.S. operations as of March 31, 2011 because Tempur-Pedic International intends to reinvest such earnings indefinitely outside of the United States.  If these earnings were to be distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(In thousands, except per common share amounts)

    During the fourth quarter of 2007 the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years and an assessment with respect to the 2004 tax year during the third quarter of 2010.  The tax assessments relate to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $69,300 including interest and penalties.  In the first quarter of 2008 and the third quarter of 2010, the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  During the third quarter of 2008 the Company filed the Bilateral APA with the IRS and the Danish Tax Authority.  U.S. and Danish competent authorities met to discuss the Company’s Bilateral APA during the first quarter of 2011 and additional meetings are expected. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

    The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the U.S. for periods prior to 2007, U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2003. Additionally, the Company is currently under examination by various tax authorities around the world.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns.  However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. During the three months ended March 31, 2011, there were no significant changes to the liability for unrecognized tax benefits.

(11) Earnings Per Common Share

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income	$48,260	$33,148

Denominator:
Denominator for basic earnings per common share-weighted average shares	68,565	73,313
Effect of dilutive securities:
Employee stock options, RSUs and DSUs	2,306	2,365
Denominator for diluted earnings per common share- adjusted weighted average shares	70,871	75,678

Basic earnings per common share	$0.70	$0.45

Diluted earnings per common share	$0.68	$0.44

    The Company excluded 31 and 141 shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2011 and 2010, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or they were otherwise anti-dilutive.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
(In thousands, except per common share amounts)

    The following table summarizes Total assets by segment:

	March 31, 2011	December 31, 2010
Total Assets:
North America	$594,902	$576,139
International	366,975	338,685
Intercompany eliminations	(215,365)	(198,821)
	$746,512	$716,003

    The following table summarizes segment information:

	Three Months Ended
	March 31,
	2011	2010
Net sales from external customers:
North America
Mattresses	$159,445	$117,386
Pillows	17,589	14,129
Other	51,969	35,038
	$229,003	$166,553
International
Mattresses	$57,891	$51,687
Pillows	17,123	16,617
Other	21,821	19,032
	$96,835	$87,336

	$325,838	$253,889

Inter-segment sales:
North America	$276	$—
International	724	205
Intercompany eliminations	(1,000)	(205)
	$—	$—

Gross Profit:
North America	$111,806	$73,960
International	58,504	50,849
	$170,310	$124,809

Operating income:
North America	$51,081	$27,048
International	24,199	25,242
	$75,280	$52,290

Depreciation and amortization (including stock-based compensation amortization):
North America	$8,646	$7,731
International	2,424	2,265
	$11,070	$9,996

Capital expenditures:
North America	$2,981	$1,349
International	2,234	1,322
	$5,215	$2,671

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this report is condensed consolidated information for Tempur-Pedic International Inc. or its predecessor. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, as described under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2010. Our actual results may differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

    In this discussion and analysis, we discuss and explain the financial condition and results of our operations for the periods ended March 31, 2011 and 2010, including the following points:

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

Executive Overview

    General. We are the leading manufacturer, marketer and distributor of premium mattresses and pillows which we sell in approximately 80 countries under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary pressure-relieving TEMPUR® material is temperature sensitive, has a high density and therapeutically conforms to the body.

    We sell our premium mattresses and pillows through four distribution channels: Retail (furniture and bedding, specialty and department stores); Direct (direct response, internet and company-owned stores); Healthcare (chiropractors, medical retailers, hospitals and other healthcare markets); and Third party distributors in countries where we do not sell directly through our own subsidiaries.

    In our International segment certain of our subsidiaries sell directly through company-owned stores. Until recently these sales have been an immaterial amount and were reported through our Retail channel. In 2011, and consistent with our growth initiatives, we are reporting company-owned stores in the International segment within the Direct channel. Prior period amounts have been reclassified to conform to the 2011 presentation of Net sales, by channel and by segment. These changes do not affect previously reported International segment Net sales totals.

    Business Segment Information. We have two reportable business segments: North America and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The North American operating segment consists of two U.S. manufacturing facilities, whose customers include our North American distribution subsidiaries and certain third party distributors in the Americas. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the North American segment. We evaluate segment performance based on Net sales and Operating income.

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

Results of Operations

    Key financial highlights for the three months ended March 31, 2011 include the following:

•	Earnings per diluted common share (EPS) were $0.68 for the three months ended March 31, 2011 compared to $0.44 for the three months ended March 31, 2010.
•	Net sales for the three months ended March 31, 2011 increased to $325.8 million from $253.9 million for the same period in 2010.
•	Our Gross Profit margin in the first quarter of 2011 was 52.3% compared to 49.2% for the first quarter of 2010.
•	During the three months ended March 31, 2011 we generated $55.7 million of operating cash flow compared to $23.3 million for the three months ended March 31, 2010.

(In thousands, except earnings per common share amounts)	Three Months Ended March 31,
	2011		2010
Net sales	$325,838	100.0%	$253,889	100.0%
Cost of sales	155,528	47.7	129,080	50.8
Gross profit	170,310	52.3	124,809	49.2
Selling and marketing expenses	64,370	19.8	46,231	18.2
General, administrative and other expenses	30,660	9.4	26,288	10.4
Operating income	75,280	23.1	52,290	20.6
Interest expense, net	(2,539)	(0.8)	(3,189)	(1.3)
Other (expense) income, net	(603)	(0.2)	68	0.1
Income before income taxes	72,138	22.1	49,169	19.4
Income tax provision	23,878	7.3	16,021	6.3
Net income	48,260	14.8%	33,148	13.1%

Earnings per common share:
Basic	$0.70		$0.45
Diluted	$0.68		$0.44

Weighted average common shares outstanding:
Basic	68,565		73,313
Diluted	70,871		75,678

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

    A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(in thousands)	2011	2010	2011	2010	2011	2010
Retail	$284,430	$211,899	$208,148	$143,217	$76,282	$68,682
Direct	23,190	17,455	17,960	14,555	5,230	2,900
Healthcare	8,997	9,898	2,895	3,438	6,102	6,460
Third Party	9,221	14,637	--	5,343	9,221	9,294
	$325,838	$253,889	$229,003	$166,553	$96,835	$87,336

    A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(in thousands)	2011	2010	2011	2010	2011	2010
Mattresses	$217,336	$169,071	$159,445	$117,386	$57,891	$51,685
Pillows	34,712	30,746	17,589	14,129	17,123	16,617
Other	73,790	54,072	51,969	35,038	21,821	19,034
	$325,838	$253,889	$229,003	$166,553	$96,835	$87,336

    Net sales. Net sales for the three months ended March 31, 2011 increased to $325.8 million from $253.9 million for the same period in 2010, an increase of $71.9 million, or 28.3%. During the three months ended March 31, 2011 we experienced a significant improvement in Net sales. We believe our revenues have continued gaining momentum primarily as a result of investments made in marketing and the success of new product introductions. Consolidated Mattress sales increased $48.3 million, or 28.5%, compared to the first quarter of 2010. The increase in Mattress sales occurred primarily in our Retail channel with Net sales increasing to $284.4 million from $211.9 million for the same period in 2010, an increase of $72.5 million, or 34.2%. Consolidated Pillow sales increased approximately $4.0 million, or 12.9%, compared to the first quarter of 2010. Consolidated Other, which includes adjustable bed bases, foundations and other related products, increased $19.7 million, or 36.5%. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

    North America. North American Net sales for the three months ended March 31, 2011 increased to $229.0 million from $166.6 million for the same period in 2010, an increase of $62.5 million, or 37.5%. Our North American Retail channel contributed $208.1 million in Net sales for the three months ended March 31, 2011 for an increase of $64.9 million, or 45.3%. The introduction of our product line, the TEMPUR-CloudTM collection, has been well received by retailers and consumers. This latest generation of proprietary TEMPUR® material was developed for consumers who want a soft sleep surface with the underlying support provided by a Tempur-Pedic mattress. The TEMPUR-CloudTM collection has been extremely successful, and by appealing to a different group of consumers, has greatly increased our target market and accordingly was a significant driver of our Net sales during the first quarter of 2011. Additionally, we believe that our “Ask Me” advertising campaign has had a positive impact on our performance. As a result, North American Mattress sales increased $42.1 million, or 35.8%, over the same period in 2010. Net sales in the Direct channel increased by $3.4 million, or 23.4%. We believe increased sales in the Direct channel are a result of our focus on building brand awareness and encouraging consumers to visit our website through our advertisements. The Third Party channel Net Sales decrease is attributable to our April 1, 2010 acquisition of our third-party distributor in Canada. Pillow Net sales increased $3.5 million, or 24.5%, compared to the same period in 2010. Other Net sales increased $16.9 million, or 48.3%, compared to the same period in 2010. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. Additionally, we have emphasized and are experiencing improved attach rates on adjustable bed bases which are sold at a higher price point than traditional foundations.

    International. International Net sales for the three months ended March 31, 2011 increased to $96.8 million from $87.3 million for the same period in 2010, an increase of $9.5 million, or 10.9%. On a constant currency basis, our International Net sales increased approximately 8.5%. We continue to experience some stabilization of the global economic slowdown which impacted our international markets. The International Retail channel increased $7.6 million, or 11.1%, compared to the same period in 2010. International Retail Net sales increased primarily because of growth in certain key customers and investing in our brand awareness. As a result, International Mattress sales in the first quarter of 2011 increased $6.2 million, or 12.0%, over the same period in 2010. Pillow sales for the first quarter of 2011 increased $0.5 million, or 3.0%, compared to the same period in 2010. Other product Net sales increased $2.8 million, or 14.6%, compared to the same period in 2010. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and other products are also impacted.

    Gross profit. Gross profit for the three months ended March 31, 2011 increased to $170.3 million from $124.8 million for the same period in 2010, an increase of $45.5 million, or 36.5%. The Gross profit margin for the three months ended March 31, 2011 was 52.3% as compared to 49.2% for the same period in 2010. Our Gross profit margin is impacted by, among other factors, geographic mix between segments. The principal factors that impacted Gross profit margin during the quarter are identified and discussed below in the respective segment discussions.

    North America. North American Gross profit for the three months ended March 31, 2011 increased to $111.8 million from $74.0 million for the same period in 2010, an increase of $37.8 million, or 51.2%.  The Gross profit margin in our North American segment was 48.8% and 44.4% for the three months ended March 31, 2011 and 2010, respectively. Improvements in our North American Gross profit margin were primarily driven by improved efficiencies in manufacturing, favorable product mix and fixed cost leverage related to higher production volumes. Additionally, the North American segment pays a royalty to our International segment based on its production volume, which has the effect of lowering the segment’s reported Gross profit margin. Our North American Cost of sales for the three months ended March 31, 2011 increased to $117.2 million from $92.6 million for the same period in 2010, an increase of $24.6 million, or 26.6%.

      International. International Gross profit for the three months ended March 31, 2011 increased to $58.5 million from $50.8 million for the same period in 2010, an increase of $7.7 million, or 15.1%. The Gross profit margin in our International segment was 60.4% and 58.2% for the three months ended March 31, 2011 and 2010, respectively. Improvements in our International Gross profit margin were primarily driven by improved efficiencies in manufacturing, favorable product mix and fixed cost leverage related to higher production volumes. Additionally, the International segment receives a royalty from our North American segment based on the North American production volume, which has the effect of increasing the segment’s reported Gross profit margin. Our International Cost of sales for the three months ended March 31, 2011 increased to $38.3 million from $36.5 million for the same period in 2010, an increase of $1.8 million, or 5.1%.

    Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials and sales force compensation. We also include in Selling and marketing expenses for certain new product development costs, including market research and new product testing. Selling and marketing expenses increased to $64.4 million for the three months ended March 31, 2011 as compared to $46.2 million for the three months ended March 31, 2010, an increase of $18.1 million, or 39.2%. Selling and marketing expenses as a percentage of Net sales were 19.8% and 18.2% for the three months ended March 31, 2011 and 2010, respectively. Our advertising expense for the three months ended March 31, 2011 was $34.5 million, or 10.6% of Net sales, compared to $21.6 million, or 8.5%, an increase of $12.8 million, or 59.3%. Our objective is to align advertising costs to reflect our sales expectations. However, during the three months ended March 31, 2011, we made additional investments to increase our brand awareness in certain international markets. Additionally, to continue to drive consumers to our Retail channel, we continue to invest in our “Ask Me” advertising campaign and have introduced an integrated advertising program in partnership with our retailers. All other selling and marketing expenses increased $5.3 million primarily as a result of increased salaries and associated expenses and investments in our website infrastructure to enhance the customer experience.

    General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses increased to $30.7 million for the three months ended March 31, 2011 as compared to $26.3 million for the same period in 2010, an increase of $4.4 million, or 16.6%. The increase in General, administrative and other expenses are primarily a result of increased investments in information technology, salaries and associated expenses and fees associated with financing programs in our Direct sales channel, all of which were driven by our continued growth. The effects of these items have been partially offset by lower professional fees in 2011 compared to 2010 which reflects the acquisition of our third party distributor in Canada on April 1, 2010. General, administrative and other expenses as a percentage of Net sales were 9.4% and 10.4% in the first quarter of 2011 and 2010, respectively.

    Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $2.5 million for the three months ended March 31, 2011, as compared to $3.2 million for the same period in 2010, a decrease of $0.7 million, or 20.4%. The decrease in interest expense is primarily attributable to a decrease in the portion of the underlying debt subject to our interest rate swap, offset by an increase in debt outstanding not subject to the interest rate swap. Currently, the interest rate on our variable rate debt is lower than the fixed rate of the interest rate swap. If we increase our borrowings, we are subject to variable rate debt that is not protected under the interest rate swap described below. Accordingly, if interest rates increase we may incur a higher level of interest expense. The variable interest rate and certain fees that we pay in connection with the 2005 Senior Credit Facility are subject to periodic adjustment based on changes in our consolidated leverage ratio.

    In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, the Company pays at a fixed rate and receives payments at a variable rate. The swap effectively fixes the floating London Inter-bank Offering Rate (LIBOR) based interest rate to 3.755% on $100.0 million of the outstanding balance as of March 31, 2011 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap expiring on May 31, 2011.

    We currently plan to refinance our 2005 Senior Credit Facility during the second quarter of 2011. This facility otherwise would mature in 2012. Upon refinance of our 2005 Senior Credit Facility we may not be able to replicate the favorable interest rate terms in a new credit facility which may impact the amount of interest expense we incur.

    Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our North American and foreign operations. Our effective tax rate for the three months ended March 31, 2011 and March 31, 2010 was 33.1% and 32.5%, respectively.  The difference between the March 31, 2011 and March 31, 2010 rates is primarily related to the geographical mix of earnings experienced in the first quarter of 2011 as compared to the first quarter of 2010.

Liquidity and Capital Resources

Liquidity

    Our principal sources of funds are cash flows from operations, borrowings made pursuant to the 2005 Senior Credit Facility and Cash and cash equivalents on hand. Principal uses of funds consist of share repurchases made from time to time pursuant to share repurchase authorizations, payments of principal and interest on our debt facilities, acquisition of certain former third party distributors, capital expenditures and working capital needs. At March 31, 2011, we had working capital of $132.3 million including Cash and cash equivalents of $59.4 million compared to working capital of $125.2 million including $53.6 million in Cash and cash equivalents as of December 31, 2010.

    Our cash flow from operations increased to $55.7 million for the three months ended March 31, 2011 from $23.3 million for the three months ended March 31, 2010. The increase in operating cash flow for the three months ended March 31, 2011 compared to three months ended March 31, 2010 was primarily driven by Net income growth and changes in operating assets and liabilities. The change in operating assets and liabilities is primarily related to our efforts to build inventory levels beginning in the first quarter of 2010 to align with our anticipated levels of Net sales and new product introductions.

    Net cash used in investing activities increased to $5.0 million for the three months ended March 31, 2011 as compared to $2.8 million for the three months ended March 31, 2010 driven by an increase in capital expenditures. In 2011 we are investing in capital projects that we believe will create operational efficiencies and support future growth.

    Cash flow used by financing activities was $48.4 million for the three months ended March 31, 2011 compared to cash flow provided of $5.2 million for the same period in 2010, representing an increase in cash flow used of $53.6 million. This increase is primarily related to a decrease in borrowings under the 2005 Senior Credit Facility. This was partially offset by a decrease in treasury shares repurchased and payments on the 2005 Senior Credit Facility. Additionally, during the three months ended March 31, 2011 we received $16.7 million in stock option proceeds on exercises of 1.0 million shares, compared to $8.3 million on exercises of 0.6 million shares for the same period in 2010.

Capital Expenditures

    Capital expenditures totaled $5.2 million for the three months ended March 31, 2011 and $2.7 million for the three months ended March 31, 2010. We currently expect our 2011 capital expenditures to be approximately $25.0 million. This expected increase in capital expenditures in 2011 is attributable to projects that we believe will create operational efficiencies and support future growth.

Debt Service

    Our long-term debt decreased to $395.0 million as of March 31, 2011 from $407.0 million as of December 31, 2010. After giving effect to $408.6 million in borrowings under the 2005 Senior Credit Facility and letters of credit outstanding, total availability under the Revolvers was $231.4 million as of March 31, 2011. We currently plan to refinance our 2005 Senior Credit Facility during the second quarter of 2011. This facility otherwise would mature in 2012.

    As of March 31, 2011, we are in compliance with our debt covenants. The table below sets forth the calculation of our compliance with the Funded debt to Adjusted Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) covenant. Both Funded debt and Adjusted EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt.

Reconciliation of Net income to Adjusted EBITDA

    The following table sets forth the reconciliation of the Company’s reported Net income to the calculation of Adjusted EBITDA for the trailing twelve months ended March 31, 2011:

	Three Months Ended				Twelve Months Ended
(In thousands)	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	March 31, 2011
GAAP Net income	$33,506	$44,198	$46,292	$48,260	$172,256
Plus:
Interest expense	3,786	4,068	3,458	2,539	13,851
Income taxes	16,485	19,324	21,890	23,878	81,577
Depreciation & Amortization	11,049	10,778	12,146	11,070	45,043
Other (1)	202	—	—	—	202
Adjusted EBITDA	$65,028	$78,368	$83,786	$85,747	$312,929

(1) Includes professional costs incurred in connection with the acquisition of our Canadian distributor, which closed on April 1, 2010. In accordance with our 2005 Senior Credit Facility, this amount is excluded from the calculation of Adjusted EBITDA for purposes of calculating compliance with the ratio of Funded debt to Adjusted EBITDA.

Reconciliation of Total debt to Funded debt

The following table sets forth the reconciliation of the Company’s reported Total debt to the calculation of Funded debt and Funded debt to Adjusted EBITDA ratio as of March 31, 2011:

As of
(In thousands)	March 31, 2011

GAAP basis Total debt	$395,000
Plus:
Letters of credit outstanding	13,561
Funded debt	$408,561

Adjusted EBITDA	$312,929
Funded debt to Adjusted EBITDA	1.31 times

    The ratio of Funded debt to Adjusted EBITDA was 1.31 times, within the covenant in the 2005 Senior Credit Facility, which requires this ratio not exceed 3.0 times.

Stockholders’ Equity

    Share Repurchase Program. During the three months ended March 31, 2011 we purchased 1.3 million shares of our common stock for a total cost of $62.5 million pursuant to the authorization made by our Board of Directors in January 2011. During the three months ended March 31, 2010 we purchased 3.7 million shares of our common stock for a total cost of $100.0 million pursuant to the authorization made by our Board of Directors in January 2010. As of March 31, 2011 we have $137.5 million remaining under the January 2011 authorization. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

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

Factors That May Affect Future Performance

    General Business and Economic Conditions. Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The U.S. macroeconomic environment was challenging in 2009 and was the primary factor in a slowdown in the mattress industry. In 2010 the U.S. macroeconomic environment improved slightly, but remained uncertain. In addition, our international segment has experienced weakening as a result of general business and economic conditions. We expect the global economic environment to continue to be challenging in 2011.

    Our objective is to align our cost structure with our anticipated level of Net sales. As a result, during the remainder of 2011, we expect to continue to pursue certain key strategies including: maintaining focus on premium mattresses and pillows and introducing new products; investing in increasing our global brand awareness; extending our presence and improving our Retail account productivity and distribution; investing in our operating infrastructure to meet the requirements of our business; and taking actions to further strengthen our business.

    Managing Growth. Over the last few years, we have had to manage our business both through periods of rapid growth, the economic downturn and the current recovering economic environment. Our Net sales increased from $221.5 million in 2001 to $1.1 billion in 2007 and decreased to $927.8 million in 2008 and $831.2 million in 2009. During the year ended December 31, 2010, our Net sales increased to $1.1 billion. For the three months ended March 31, 2011, our Net sales were $325.8 million. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these types of challenges, management has continued to enhance operating and financial infrastructure, as appropriate. In addition, during 2007 through 2009, we had to manage a decline in sales as a result of the macroeconomic environment. During this period, we had to manage our cost structure to contain costs. Going forward, we expect our expenditures to enhance our operating and financial infrastructure, as well as expenditures for advertising and other marketing-related activities, will continue to be made as the continued growth in the business allows us the ability to invest. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

    Gross Margins. Our gross margin is primarily impacted by fixed cost leverage, the cost of raw materials, operational efficiency, product, channel and geographic mix, volume incentives offered to certain retail accounts and costs associated with new product introductions. We experienced increases in the price of certain raw materials during the first quarter of 2010, but prices stabilized for the remainder of the year. We expect to experience an increase in raw materials during 2011. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. We have made significant investments in our manufacturing infrastructure and have significant available manufacturing capacity. If we increase our Net sales significantly the effect of this operating leverage could have a significant positive impact on our gross margin. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than pillows and are sold with lower margin products such as foundations and bed frames. We expect our gross margins to be up for the full year 2011 through continued productivity programs and volume leverage partially offset by increased commodity costs and geographic mix.

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

     Significant Growth Opportunities. We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. However, our business may be affected by general business and economic conditions that could have an impact on demand for our products. Additionally, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line and our new segmentation of products, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level, which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts provides for continued growth opportunities and market share gains. However, our business may continue to be affected by general business and economic conditions that could have an impact on demand for our products, which could limit our market share and decrease sales. Our products are currently sold in approximately 7,300 furniture and bedding retail stores in the North American segment, out of a total of approximately 11,500 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 8,000 to 9,000 over time. Our products are also sold in approximately 5,100 furniture retail and department stores in the International segment, out of a total of approximately 8,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

    Financial Leverage. As of March 31, 2011, we had $395.0 million of total Long-term debt outstanding, and Stockholders’ equity of $147.2 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. We currently plan to refinance our 2005 Senior Credit Facility during the second quarter of 2011. This facility otherwise would mature in 2012. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our 2005 Senior Credit Facility. In May 2008, we entered into an interest rate swap to manage interest costs and the risk associated with changing interest rates. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” under Part I of this report.

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

Critical Accounting Policies and Estimates

     For a discussion of our critical accounting policies and estimates, see “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies and estimates in 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

    As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We do not enter into hedging transactions to hedge this risk.  Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange movements. Should currency rates change sharply, our results could be impacted.

    We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at March 31, 2011, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.06 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

    We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

    We are exposed to changes in interest rates. Our 2005 Senior Credit Facility has a variable rate. In May 2008, we entered into a three year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 3.755% on $100.0 million of the outstanding balance as of March 31, 2011 under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap expiring on May 31, 2011.

    Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On March 31, 2011, we had variable-rate debt of approximately $295.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $3.0 million.

We currently plan to refinance our 2005 Senior Credit Facility during the second quarter of 2011. This facility otherwise would mature in 2012. Upon refinance of our 2005 Senior Crefit Facility we may not be able to replicate the facorable interest rate terms in a new credit facility.

ITEM 4.	CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “ITEM 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

We are subject to a pending tax proceeding in Denmark and an adverse decision would reduce our liquidity and profitability.

    During the fourth quarter of 2007 we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years and an assessment with respect to the 2004 tax year during the third quarter of 2010.  The tax assessments relate to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $69.3 million including interest and penalties.  In the first quarter of 2008 and the third quarter of 2010, we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  During the third quarter of 2008 we filed the Bilateral APA with the IRS and the Danish Tax Authority.  U.S. and Danish competent authorities met to discuss the Company’s Bilateral APA during the first quarter of 2011 and additional meetings are expected. We believe we have meritorious defenses to the proposed adjustments and will oppose the assessments in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (a) Not applicable.

    (b) Not applicable.

    (c) Issuer Purchases of Equity Securities

    The following table sets forth purchases of our common stock for the three months ended March 31, 2011:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2011 – January 31, 2011	—	—	—	—
February 1, 2011 – February 28, 2011	585,848	$45.70	585,848	$173.2
March 1, 2011 – March 31, 2011	734,482	$48.67	734,482	$137.5
Total	1,320,330		1,320,330

    On January 13, 2011, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 5.	OTHER INFORMATION

    (a) Not applicable.

    (b) Not applicable.

ITEM 6.	EXHIBITS

    The following is an index of the exhibits included in this report:

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Tempur-Pedic International Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

TEMPUR-PEDIC INTERNATIONAL INC.
(Registrant)
Date: April 26, 2011	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer