Form 10-Q
period 2011-06-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2011-07-27
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2011

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes     No

    Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of July 25, 2011 was 67,095,285 shares.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$342,212	$263,044	$668,050	$516,933
Cost of sales	161,194	135,003	316,722	264,083
Gross profit	181,018	128,041	351,328	252,850
Selling and marketing expenses	67,980	46,827	132,350	93,058
General, administrative and other expenses	30,208	27,364	60,868	53,652
Operating income	82,830	53,850	158,110	106,140

Other expense, net:
Interest expense, net	(2,646)	(3,786)	(5,185)	(6,975)
Other expense, net	(118)	(73)	(721)	(5)
Total other expense	(2,764)	(3,859)	(5,906)	(6,980)

Income before income taxes	80,066	49,991	152,204	99,160
Income tax provision	26,982	16,485	50,860	32,506
Net income	$53,084	$33,506	$101,344	$66,654

Earnings per common share:
Basic	$0.78	$0.47	$1.48	$0.93
Diluted	$0.76	$0.46	$1.44	$0.90
Weighted average common shares outstanding:
Basic	67,959	70,730	68,257	72,014
Diluted	70,018	73,152	70,469	74,438

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$86,739	$53,623
Accounts receivable, net	140,413	115,630
Inventories	86,279	69,856
Prepaid expenses and other current assets	24,333	18,646
Deferred income taxes	12,199	13,725
Total Current Assets	349,963	271,480
Property, plant and equipment, net	162,081	159,807
Goodwill	213,602	212,468
Other intangible assets, net	66,940	68,745
Other non-current assets	9,439	3,503
Total Assets	$802,025	$716,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$63,246	$48,288
Accrued expenses and other current liabilities	85,803	85,469
Income taxes payable	18,714	12,477
Total Current Liabilities	167,763	146,234
Long-term debt	475,000	407,000
Deferred income taxes	30,787	32,315
Other non-current liabilities	4,512	4,421
Total Liabilities	678,062	589,970

Commitments and contingencies—see Note 9

Total Stockholders’ Equity	123,963	126,033
Total Liabilities and Stockholders’ Equity	$802,025	$716,003

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,344	$66,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,590	15,706
Amortization of stock-based compensation	7,719	5,339
Amortization of deferred financing costs	346	345
Bad debt expense	1,137	1,278
Deferred income taxes	(1,133)	1,275
Foreign currency adjustments and other	826	(2,150)
Changes in operating assets and liabilities	(22,879)	(20,625)
Net cash provided by operating activities	103,950	67,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(18,692)
Acquisition of trademarks and other	(1,970)	(184)
Purchases of property, plant and equipment	(12,098)	(6,698)
Net cash used by investing activities	(14,068)	(25,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	572,500	222,336
Repayments of long-term revolving credit facility	(504,500)	(83,313)
Payments of deferred finance costs	(6,109)	—
Proceeds from issuance of common stock	22,386	19,470
Excess tax benefit from stock based compensation	14,133	2,613
Treasury shares repurchased	(160,010)	(200,000)
Net cash used by financing activities	(61,600)	(38,894)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,834	(2,029)
Increase in cash and cash equivalents	33,116	1,325
CASH AND CASH EQUIVALENTS, beginning of period	53,623	14,042
CASH AND CASH EQUIVALENTS, end of period	$86,739	$15,367

Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,973	$6,397
Income taxes, net of refunds	$32,721	$23,641

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

    (b) Reclassifications. Certain prior period amounts have been reclassified to conform to the 2011 presentation of Condensed Consolidated Financial Statements, including a reclassification between current Deferred income tax assets and Prepaid expenses and other current assets. Additionally, during the fourth quarter of 2010, the Company purchased its noncontrolling interest in Tempur Shanghai Holding Ltd. Income attributable to the noncontrolling interest was not material in 2010 and is presented within Other expense, net in the Condensed Consolidated Statements of Income. These changes do not materially impact previously reported subtotals within the Condensed Consolidated Financial Statements for any previous period presented.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

    (e) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	June 30, 2011	December 31, 2010
Finished goods	$66,674	$53,362
Work-in-process	7,325	5,549
Raw materials and supplies	12,280	10,945
	$86,279	$69,856

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

    The Company had the following activity for sales returns from December 31, 2010 to June 30, 2011:

Balance as of December 31, 2010	$4,402
Amounts accrued	25,637
Returns charged to accrual	(24,000)
Balance as of June 30, 2011	$6,039

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

    The Company had the following activity for warranties from December 31, 2010 to June 30, 2011:

Balance as of December 31, 2010	$4,081
Amounts accrued	3,212
Warranties charged to accrual	(2,800)
Balance as of June 30, 2011	$4,493

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

     The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions. It also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $8,483 and $7,437 as of June 30, 2011 and December 31, 2010, respectively.

    (i) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program.

    (j) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and included in General, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income. Research and development costs charged to expense were approximately $2,566 and $1,699 for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, research and development costs charged to expense were $4,900 and $3,549, respectively.

    (k) Subsequent Events. On July 4, 2011, the Company acquired its third party distributor in South Korea. Approximately $4,500 in cash was paid in order to acquire this entity. Additional payments are required to the former owners based on certain financial and operational targets.

    On July 25, 2011, the Company’s Board of Directors terminated the remaining authority under the January 2011 authorization and approved a new share repurchase authorization of up to $200,000 of the Company’s common stock.  Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

(2) Goodwill and Other intangible assets

    The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	North America	International	Total
Balance as of December 31, 2010	$108,931	$103,537	$212,468
Foreign currency translation adjustments	594	540	1,134
Balance as of June 30, 2011	$109,525	$104,077	$213,602

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

    The following table summarizes information relating to the Company’s Other intangible assets, net:

		June 30, 2011			December 31, 2010
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$13,867	$2,133	$16,000	$13,067	$2,933
Patents & other trademarks	5-20	12,609	8,896	3,713	12,063	8,575	3,488
Customer database	5	4,864	4,798	66	4,813	4,691	122
Foam formula	10	3,700	3,207	493	3,700	3,022	678
Reacquired rights	3	5,948	2,478	3,470	5,767	1,440	4,327
Customer relationships	5	2,599	534	2,065	2,492	295	2,197
Total		$100,720	$33,780	$66,940	$99,835	$31,090	$68,745

    Amortization expense relating to intangible assets for the Company was $1,283 and $1,233 for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, amortization expense relating to intangible assets was $2,549 and $1,904, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any historical period.

3) Long-term Debt

     (a) Long-term Debt. Long-term debt for the Company consists of the following:

	June 30, 2011	December 31, 2010
Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Base Rate or LIBOR plus applicable margin (1.94% and 1.87% as of June 30, 2011 and December 31, 2010, respectively), commitment through and due June 28, 2016	$475,000	$407,000
Long Term Debt	$475,000	$407,000

    (b) Secured Credit Financing. On October 18, 2005, the Company entered into a credit agreement (Senior Credit Facility) with a syndicate of banks. On June 28, 2011, the Company amended and restated its Senior Credit Facility, as amended, which increased the total availability under the Senior Credit Facility to an aggregate of $770,000, added an option to increase domestic availability by an additional $250,000, extended the maturity date to June 28, 2016, and increased the applicable margins and certain fees to current market conditions.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

    The Senior Credit Facility consists of domestic and foreign credit facilities (Revolvers) that provide for the incurrence of indebtedness up to an aggregate principal amount of $770,000 and matures in 2016. The domestic credit facility is a five-year, $745,000 revolving credit facility (Domestic Revolver). The foreign credit facility is a five-year, $25,000 revolving credit facility (Foreign Revolver). The Revolvers provide for the issuance of letters of credit and bank guarantees (Contingent Liabilities) which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of Contingent Liabilities outstanding under the Revolvers was $990 at June 30, 2011. After giving effect to Contingent Liabilities and $475,000 in borrowings under the Revolvers, total availability under the Revolvers was $294,010 as of June 30, 2011. Both credit facilities bear interest at a rate equal to the applicable margin, as determined in accordance with a performance pricing grid set forth in the Senior Credit Facility, plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual commitment fee on the unused amount of the Senior Credit Facility.  The commitment fee is calculated based on the consolidated leverage ratio and ranges from .375% to .50%.

    The Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan-Foam ApS and substantially all the Company’s U.S. assets. The Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of June 30, 2011.

    In conjunction with the Company amending and restating its Senior Credit Facility, approximately $6,109 of deferred financing costs were capitalized and will be amortized over the five year extension.

    In May 2008, the Company entered into a three year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with the Senior Credit Facility. Refer to Note 5, “Derivative Financial Instruments” for additional information regarding the Company’s derivative instruments, including this interest rate swap. The interest rate swap expired on May 31, 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

    The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three months ended June 30, 2011. At June 30, 2011, the Company had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

		Fair Value Measurements at June 30, 2011 Using:
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$52	$—	$52	$—

		Fair Value Measurements at December 31, 2010 Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$676	$—	$676	$—
Interest rate swap	$1,430	$—	$1,430	$—

    The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the Senior Credit Facility (as defined in Note 3(b)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

    The Company is exposed to foreign currency risk related to intercompany debt and associated interest payments. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward contracts. The Company does not designate any of these foreign currency forward contracts as hedging instruments, however, the Company considers the contracts as economic hedges. Accordingly, changes in the fair value of these instruments affect earnings during the current period. These foreign currency forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies. The fair value of foreign currency agreements are estimated as described in Note 4, “Fair Value Measurements”, taking into consideration foreign currency rates and the current creditworthiness of the counterparties or the Company, as applicable.

    As of June 30, 2011, the Company had foreign currency forward contracts with expiration dates ranging from July 7, 2011 through October 28, 2011. The changes in fair value of these foreign currency hedges are included as a component of Other expense, net. As of June 30, 2011, the Company had the following outstanding foreign currency forward contracts:

Foreign Currency Denomination	Notional Amount
Japanese Yen		¥493,695
Swedish Krona	kr.	8,755
Norwegian Krone	kr.	8,389
Australian Dollar		$2,834
New Zealand Dollar		$1,518
Singapore Dollar		$1,011
Canadian Dollar		$826
United States Dollar		$14,927

    As of June 30, 2011 and December 31, 2010, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

	Liability Derivatives
	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Accrued expenses and other current liabilities	$—	Accrued expenses and other current liabilities	$1,430
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$52	Accrued expenses and other current liabilities	$676
		$52		$2,106

    The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three months ended June 30, 2011 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$582	Interest expense, net	$(582)	Interest expense, net	$—

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other expense, net	$(211)

    For the three months ended June 30, 2010:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$1,788	Interest expense, net	$(1,757)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other expense, net	$(387)

    The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2011 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$1,430	Interest expense, net	$(1,446)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other expense, net	$1,038

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

    For the six months ended June 30, 2010:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$2,723	Interest expense, net	$(3,488)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other expense, net	(1,353)

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

    (b) Share Repurchase Programs. During the six months ended June 30, 2011, the Company purchased 2,914 shares of the Company’s common stock for a total of $160,010 pursuant to the authorization made by the Company’s Board of Directors in January 2011. During the six months ended June 30, 2010, the Company purchased 6,686 shares of the Company’s common stock for a total cost of $200,000 pursuant to the authorizations made by the Company’s Board of Directors in January and April of 2010. On July 25, 2011, the Company’s Board of Directors terminated the remaining authority under the January 2011 authorization and approved a new share repurchase authorization of up to $200,000 of the Company’s common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)
(7) Other Items

    (a) Property, plant and equipment.

    Property, plant and equipment, net consisted of the following:

	June 30, 2011	December 31, 2010
Land and buildings	$126,331	$121,188
Machinery and equipment, furniture and fixtures and other	221,150	208,310
Construction in progress	12,449	9,858
	359,930	339,356
Accumulated depreciation	(197,849)	(179,549)
	$162,081	$159,807

    (b) Accrued expenses and other current liabilities.

    Accrued expenses and other current liabilities consisted of the following:

	June 30, 2011	December 31, 2010
Salary and related expenses	$18,509	$22,171
Accrued unrecognized tax benefits	12,153	12,035
Advertising accrual	12,215	6,981
Accrued sales and value added taxes	8,614	10,614
Sales returns	4,493	4,081
Warranty accrual	6,039	4,402
Other	23,780	25,185
	$85,803	$85,469

    (c) Accumulated other comprehensive income (loss).

    Accumulated other comprehensive income (loss) consisted of the following:

	June 30, 2011	December 31, 2010
Derivative instruments accounted for as hedges, net of taxes of $0 and $558	$—	$(872)
Foreign currency translation adjustments	6,170	(5,316)
Accumulated other comprehensive income (loss)	$6,170	$(6,188)

(d) Comprehensive income.

The components of comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$53,084	$33,506	$101,344	$66,654
Derivative instruments accounted for as hedges, net of taxes of $227, $698, $558 and $1,063, respectively	355	1,091	872	1,661
Cumulative translation adjustment	3,996	(7,892)	11,486	(13,320)
Total comprehensive income	$57,435	$26,705	$113,702	$54,995

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
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

    In the first quarter of 2010, the Compensation Committee of the Board of Directors approved the terms of a Long-Term Incentive Program (LTIP), established under the 2003 Plan. The LTIP awards consist of a mix of stock options and performance-based restricted stock units (PRSUs). Shares with respect to the PRSUs will be granted, if they vest, following the end of the applicable performance period and achievement of applicable performance metrics as determined by the Compensation Committee of the Board of Directors.

    The Company granted PRSUs during the six months ended June 30, 2011. The maximum number of shares to be awarded under the PRSUs granted during the six months ended June 30, 2011 will be 443 shares,  and will vest, if earned, at the end of the three-year performance period ending on December 31, 2013. No PRSUs were granted during the three months ended June 30, 2011.  Actual payout under the PRSUs granted in 2011 is dependent upon the achievement of certain financial goals, based on Net sales and Earnings Before Interest and Taxes (EBIT) margin targets. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the PRSUs was $6,084 as of June 30, 2011, which is expected to be recorded over the weighted average remaining life of 2.51 years. The maximum number of shares to be awarded under the PRSUs granted during the three and six months ended June 30, 2010 will be 12 and 418, respectively. The Company recorded $3,133 and $356 of compensation expense associated with PRSUs for the three months ended June 30, 2011 and June 30, 2010, respectively. The Company recorded $4,011 and $463 of compensation expense associated with PRSUs for the six months ended June 30, 2011 and 2010, respectively.

    The Company granted options to purchase 7 and 83 shares of common stock during the three and six months ending June 30, 2011. The Company granted options to purchase 33 and 162 shares of common stock during the three and six months ending June 30, 2010, respectively. The Company recorded $1,335 and $2,050 of compensation expense associated with options for the three months ended June 30, 2011 and June 30, 2010, respectively. The Company recorded $2,694 and $4,172 of compensation expense associated with options for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $1,733 of unrecognized compensation expense associated with the options granted in 2011, which is expected to be recorded over the weighted average remaining vesting period of 2.50 years. The options granted in the three months ended June 30, 2011 had a weighted average grant-date fair value of $24.99 per option, as determined by the Black-Scholes option pricing model using the following assumptions:

Expected volatility of stock	72.25%
Expected life of options, in years	3.0
Risk-free interest rate	1.09%
Expected dividend yield on stock	0.0%

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

    The Company granted deferred stock unit (DSU) awards during the three and six months ended June 30, 2011. As of June 30, 2011, there was $488 of unrecognized compensation expense associated with the DSUs granted in 2011, which is expected to be recorded over the weighted average remaining vesting period of 0.82 years. The Company granted 12 and 188 awards during the three and six months ended June 30, 2010 that consisted of restricted stock units (RSUs) and DSUs. The Company recorded $522 of compensation expense associated with RSUs and DSUs for the three months ended June 30, 2011 and June 30, 2010. The Company recorded $1,014 and $689 of compensation expense associated with RSUs and DSUs for the six months ended June 30, 2011 and 2010, respectively.

    The Company recorded $4,990 and $2,928 of total stock-based compensation expense for the three months ended June 30, 2011 and June 30, 2010, respectively. The Company recorded $7,719 and $5,339 of total stock-based compensation expense for the six months ended June 30, 2011 and 2010, respectively.

(9) Commitments and Contingencies

    (a) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs were not significant as of June 30, 2011 or December 31, 2010.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

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

(10) Income Taxes

    The Company’s effective tax rate for the three months ended June 30, 2011 and June 30, 2010 was 33.7% and 33.0%, respectively. The Company’s effective tax rate for the six months ended June 30, 2011 and June 30, 2010 was 33.4% and 32.7%, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2011 and 2010 differed from the federal statutory rate of 35.0% principally because of certain foreign tax rate differentials, state and local income taxes, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

    The Company has not provided for U.S. federal and/or state income and foreign withholding taxes on $285,871 of undistributed earnings from non-U.S. operations as of June 30, 2011 because Tempur-Pedic International intends to reinvest such earnings indefinitely outside of the United States. If these earnings were to be distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

    During the fourth quarter of 2007, the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years, an assessment with respect to the 2004 tax year during the third quarter of 2010, and an assessment with respect to the 2005 tax year during the second quarter of 2011. The tax assessments relate to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $103,050 including interest and penalties.  In the first quarter of 2008 and the third quarter of 2010, the Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments. The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority. A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and the Danish Tax Authority. U.S. and Danish competent authorities initially met to discuss the Company’s Bilateral APA during the first quarter of 2011 and additional meetings are expected. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

    The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the U.S. for periods prior to 2007, U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2003. Additionally, the Company is currently under examination by various tax authorities around the world. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. During the three and six months ended June 30, 2011, there were no significant changes to the liability for unrecognized tax benefits.

(11) Earnings Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$53,084	$33,506	$101,344	$66,654

Denominator:
Denominator for basic earnings per common share-weighted average shares	67,959	70,730	68,257	72,014
Effect of dilutive securities:
Employee stock options	2,059	2,422	2,212	2,424
Denominator for diluted earnings per common share-adjusted weighted average shares	70,018	73,152	70,469	74,438

Basic earnings per common share	$0.78	$0.47	$1.48	$0.93

Diluted earnings per common share	$0.76	$0.46	$1.44	$0.90

    The Company excluded 5 and 22 shares issuable upon exercise of outstanding stock options for the three months ended June 30, 2011 and 2010, respectively, and 60 and 96 share issuable upon exercise of outstanding stock options for the six month period ended June 30, 2011 and 2010, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or they were otherwise anti-dilutive.

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

    The following table summarizes Total assets by segment:

	June 30, 2011	December 31, 2010
Total assets:
North America	$646,311	$576,139
International	388,075	338,685
Intercompany eliminations	(232,361)	(198,821)
	$802,025	$716,003

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

    The following table summarizes segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales from external customers:
North America
Mattresses	$175,270	$136,686	$334,715	$254,072
Pillows	16,731	14,058	34,320	28,187
Other	55,111	41,478	107,080	76,516
	$247,112	$192,222	$476,115	$358,775
International
Mattresses	$57,348	$41,932	$115,239	$93,617
Pillows	18,155	13,867	35,278	30,484
Other	19,597	15,023	41,418	34,057
	$95,100	$70,822	$191,935	$158,158

	$342,212	$263,044	$668,050	$516,933

Inter-segment sales:
North America	38	—	314	—
International	$503	$456	$1,227	$661
Intercompany eliminations	(541)	(456)	(1,541)	(661)
	$—	$—	$—	$—
Gross Profit
Domestic	$124,211	$87,957	$236,016	$161,917
International	56,807	40,084	115,312	90,933
	$181,018	$128,041	$351,328	$252,850

Operating income:
North America	$59,317	$36,076	$110,399	$63,123
International	23,513	17,774	47,711	43,017
	$82,830	$53,850	$158,110	$106,140

Depreciation and amortization (including stock-based compensation amortization):
North America	$10,614	$8,873	$19,260	$16,603
International	2,625	2,176	5,049	4,442
	$13,239	$11,049	$24,309	$21,045

Capital expenditures:
North America	$3,977	$2,578	$6,958	$3,927
International	2,906	1,449	5,140	2,771
	$6,883	$4,027	$12,098	$6,698

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    In this discussion and analysis, we discuss and explain the financial condition and results of our operations for the three and six month periods ended June 30, 2011 and 2010, including the following points:

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

    In our International segment certain of our subsidiaries sell directly through company-owned stores. Until recently these sales have been an immaterial amount and were reported through our Retail channel. In 2011, and consistent with our growth initiatives, we are reporting company-owned stores in the International segment within the Direct channel. Prior period amounts have been reclassified to conform to the 2011 presentation of Net sales, by channel and by segment. These changes do not impact previously reported International segment Net sales totals.

    Business Segment Information. We have two reportable business segments: North America and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The North American operating segment consists of two U.S. manufacturing facilities, whose customers include our North American distribution subsidiaries. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the North American segment. We evaluate segment performance based on Net sales and Operating income.

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

•	Make sure there is a Tempur-Pedic bed and pillow that appeals to everyone - we plan to continue to maintain our focus on premium mattresses and pillows and regularly introducing new products.
•	Make sure that Tempur-Pedic is available to everyone - we plan to expand our points of distribution and the effectiveness of our distribution channels.
•	Make sure that Tempur-Pedic continues to deliver the best sleep - we plan to continue to invest in product research and development.

    In pursuing these strategic goals, we expect to continue to optimize our cost structure in order to enable these marketing and product development investments.

Results of Operations

    Key financial highlights for the three and six months ended June 30, 2011 include the following:

•
Earnings per diluted common share (EPS) were $0.76 for the three months ended June 30, 2011 compared to $0.46 for the three months ended June 30, 2010. For the six months ended June 30, 2011 EPS were $1.44 compared to $0.90 for the same period in 2010.

•
Net sales for the three months ended June 30, 2011 increased to $342.2 million from $263.0 million for the same period in 2010. Net sales for the six months ended June 30, 2011 increased to $668.1 million from $516.9 million for the same period in 2010.

•
Our Gross profit margin in the second quarter of 2011 was 52.9% compared to 48.7% for the second quarter of 2010. For the six months ended June 30, 2011 our Gross profit margin was 52.6% compared to 48.9% for the same period in 2010.

•	During the six months ended June 30, 2011 we generated $104.0 million of operating cash flow compared to $67.8 million for the six months ended June 30, 2010.

(In thousands, except per common share amounts)	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Net sales	$342,212	100.0%	$263,044	100.0%	$668,050	100.0%	$516,933	100.0%
Cost of sales	161,194	47.1	135,003	51.3	316,722	47.4	264,083	51.1
Gross profit	181,018	52.9	128,041	48.7	351,328	52.6	252,850	48.9
Selling and marketing expenses	67,980	19.9	46,827	17.8	132,350	19.8	93,058	18.0
General, administrative and other expenses	30,208	8.8	27,364	10.4	60,868	9.1	53,652	10.4
Operating income	82,830	24.2	53,850	20.5	158,110	23.7	106,140	20.5
Interest expense, net	(2,646)	(0.8)	(3,786)	(1.5)	(5,185)	(0.8)	(6,975)	(1.3)
Other expense, net	(118)	—	(73)	—	(721)	(0.1)	(5)	—
Income before income taxes	80,066	23.4	49,991	19.0	152,204	22.8	99,160	19.2
Income tax provision	26,982	7.9	16,485	6.3	50,860	7.6	32,506	6.3
Net income	$53,084	15.5%	$33,506	12.7%	$101,344	15.2%	$66,654	12.9%

Earnings per common share:
Basic	$0.78		$0.47		$1.48		$0.93
Diluted	$0.76		$0.46		$1.44		$0.90
Weighted average common shares outstanding:
Basic	67,959		70,730		68,257		72,014
Diluted	70,018		73,152		70,469		74,438

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

    A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(in thousands)	2011	2010	2011	2010	2011	2010
Retail	$299,024	$226,376	$227,186	$173,166	$71,838	$53,210
Direct	22,884	18,902	17,296	16,203	5,588	2,699
Healthcare	8,000	7,898	2,630	2,853	5,370	5,045
Third Party	12,304	9,868	—	—	12,304	9,868
	$342,212	$263,044	$247,112	$192,222	$95,100	$70,822

    A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(in thousands)	2011	2010	2011	2010	2011	2010
Mattresses	$232,618	$178,618	$175,270	$136,686	$57,348	$41,932
Pillows	34,886	27,925	16,731	14,058	18,155	13,867
Other	74,708	56,501	55,111	41,478	19,597	15,023
	$342,212	$263,044	$247,112	$192,222	$95,100	$70,822

    Net sales. Net sales for the three months ended June 30, 2011 increased to $342.2 million from $263.0 million for the same period in 2010, an increase of $79.2 million, or 30.1%. During the three months ended June 30, 2011, we experienced a significant improvement in Net sales. We believe our revenues have continued gaining momentum primarily as a result of investments made in marketing and the success of new product introductions. Consolidated Mattress sales increased $54.0 million, or 30.2%, compared to the second quarter of 2010. The increase in Mattress sales occurred primarily in our Retail channel with Net sales increasing to $299.0 million from $226.4 million for the same period in 2010, an increase of $72.6 million, or 32.1%. Consolidated Pillow sales increased $7.0 million, or 24.9%, compared to the second quarter of 2010. Consolidated Other, which includes adjustable bed bases, foundations and other related products, increased $18.2 million, or 32.2%. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

    North America. North American Net sales for the three months ended June 30, 2011 increased to $247.1 million from $192.2 million for the same period in 2010, an increase of $54.9 million, or 28.6%. Our North American Retail channel contributed $227.2 million in Net sales for the three months ended June 30, 2011 for an increase of $54.0 million, or 31.2%. The TEMPUR-CloudTM collection has been well received by retailers and consumers. This latest generation of proprietary TEMPUR® material was developed for consumers who want a soft sleep surface with the underlying support provided by a Tempur-Pedic mattress. Additionally, we believe that our continued advertising investments have had a positive impact on our performance. As a result, North American Mattress sales increased $38.6 million, or 28.2%, over the same period in 2010. Net sales in the Direct channel increased by $1.1 million, or 6.7%. Pillow Net sales increased $2.7 million, or 19.0%, compared to the same period in 2010. The increase in Pillow Net sales is attributable to our pillow specific print advertisements and the expanded distribution of our TEMPUR-CloudTM pillow. Other Net sales increased $13.6 million, or 32.9%, compared to the same period in 2010. Many of our Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Other products are also impacted. Additionally, we have emphasized and are experiencing improved attach rates on adjustable bed bases which are sold at a higher price point than traditional foundations.

    International. International Net sales for the three months ended June 30, 2011 increased to $95.1 million from $70.8 million for the same period in 2010, an increase of $24.3 million, or 34.3%. On a constant currency basis, our International Net sales increased approximately 17.7%. We continue to experience some stabilization of the global economic slowdown which impacted our international markets. The International Retail channel increased $18.6 million, or 35.0%, compared to the same period in 2010. International Retail Net sales increased primarily because of growth in certain key customers and investing in our brand awareness. Additionally, we introduced the TEMPUR-Cloud™ mattress in certain of our International markets, which we believe appeals to a different group of consumers. As a result, International Mattress sales in the second quarter of 2011 increased $15.4 million, or 36.8%, over the same period in 2010. Pillow sales for the second quarter of 2011 increased $4.3 million, or 30.9%, compared to the same period in 2010. Other product Net sales increased $4.6 million, or 30.4%, compared to the same period in 2010. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and other products are also impacted.

    Gross profit. Gross profit for the three months ended June 30, 2011 increased to $181.0 million from $128.0 million for the same period in 2010, an increase of $53.0 million, or 41.4%. The Gross profit margin for the three months ended June 30, 2011 was 52.9% as compared to 48.7% for the same period in 2010. Our Gross profit margin is impacted by, among other factors, geographic mix between segments. The principal factors that impacted Gross profit margin during the quarter are identified and discussed below in the respective segment discussions.

    North America. North American Gross profit for the three months ended June 30, 2011 increased to $124.2 million from $88.0 million for the same period in 2010, an increase of $36.3 million, or 41.2%.  The Gross profit margin in our North American segment was 50.3% and 45.8% for the three months ended June 30, 2011 and 2010, respectively. Improvements in our North American Gross profit margin were primarily driven by favorable mix, improved efficiencies in manufacturing and fixed cost leverage related to higher production volumes. These factors were partially offset higher commodity costs and new product launches. Additionally, the North American segment pays a royalty to our International segment based on its production volume, which has the effect of lowering the segment’s reported Gross profit margin. Our North American Cost of sales for the three months ended June 30, 2011 increased to $122.9 million from $104.3 million for the same period in 2010, an increase of $18.6 million, or 17.9%.

    International. International Gross profit for the three months ended June 30, 2011 increased to $56.8 million from $40.1 million for the same period in 2010, an increase of $16.7 million, or 41.7%. The Gross Profit margin in our International segment was 59.7% and 56.6% for the three months ended June 30, 2011 and 2010, respectively. Improvements in our International Gross profit margin were primarily driven by favorable mix, improved efficiencies in manufacturing and fixed cost leverage related to higher production volumes, offset by higher commodity costs and new product launches. Additionally, the International segment receives a royalty from our North American segment based on the North American production volume, which has the effect of increasing the segment’s reported Gross profit margin. Our International Cost of sales for the three months ended June 30, 2011 increased to $38.3 million from $30.7 million for the same period in 2010, an increase of $7.6 million, or 24.6%.

    Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings, point of purchase materials and sales force compensation. We also include in Selling and marketing expenses for certain new product development costs, including market research and new product testing. Selling and marketing expenses increased to $68.0 million for the three months ended June 30, 2011 as compared to $46.8 million for the three months ended June 30, 2010, an increase of $21.2 million, or 45.2%. Selling and marketing expenses as a percentage of Net sales were 19.9% and 17.8% for the three months ended June 30, 2011 and 2010, respectively. Our advertising expenses for the three months ended June 30, 2011 was $35.7 million, or 10.4% of Net sales, compared to $23.5 million, or 8.9%, an increase of $12.2 million, or 52.1%. Our objective is to align advertising costs to reflect our sales expectations. However, during the three months ended June 30, 2011, we made additional investments to increase our brand awareness in certain international markets. Additionally, to continue to drive consumers to our Retail channel, we continue to invest in our “Ask Me” advertising campaign and have introduced an integrated advertising program in partnership with our retailers. All other selling and marketing expenses increased $8.9 million primarily as a result of increased salaries and associated expenses and investments in our website infrastructure to enhance the customer experience.

    General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses as a percentage of Net sales were 8.8% and 10.4% for the three months ended June 30, 2011 and 2010, respectively. General, administrative and other expenses increased to $30.2 million for the three months ended June 30, 2011 as compared to $27.4 million for the same period in 2010, an increase of $2.8 million, or 10.4%. The increase in General, administrative and other expenses are primarily a result of increased investments in information technology, stock based compensation and salaries and associated expenses, all of which were driven by our continued growth. Additionally, in 2011 we have increased our investment in research and development in order to improve our existing product lines and continue to introduce new and differentiated products. These items have been partially offset by favorable settlements of indirect taxes with certain regulatory authorities.

    Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $2.6 million for the three months ended June 30, 2011, as compared to $3.8 million for the same period in 2010, a decrease of $1.1 million, or 30.1%. The decrease in interest expense is primarily attributable to a decrease in the portion of the underlying debt subject to our interest rate swap, offset by an increase in debt outstanding not subject to the interest rate swap. The interest rate on our variable rate debt was lower than the fixed rate of the interest rate swap, which expired on May 31, 2011. If we increase our borrowings, we are subject to variable rate debt that is no longer protected under the interest rate swap described below. Accordingly, if interest rates increase we may incur a higher level of interest expense. The variable interest rate and certain fees that we pay in connection with the our credit facility are subject to periodic adjustment based on changes in our consolidated leverage ratio.

    In May 2008, we entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we made payments at a fixed rate and received payments at a variable rate. The swap effectively fixed the floating London Inter-bank Offering Rate (LIBOR) based interest rate to 3.755% on $100.0 million of the outstanding balance under the Senior Credit Facility until it expired on May 31, 2011.

    Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our North American and foreign operations. Our effective tax rate for the three months ended June 30, 2011 and June 30, 2010 was 33.7% and 33.0%, respectively. The difference between the June 30, 2011 and June 30, 2010 rates is primarily related to the geographical mix of earnings experienced in the second quarter of 2011 as compared to the second quarter of 2010.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

    A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In thousands)	2011	2010	2011	2010	2011	2010
Retail	$583,454	$438,275	$435,334	$316,383	$148,120	$121,892
Direct	46,074	36,357	35,256	30,758	10,818	5,599
Healthcare	16,997	17,796	5,525	6,291	11,472	11,505
Third Party	21,525	24,505	—	5,343	21,525	19,162
	$668,050	$516,933	$476,115	$358,775	$191,935	$158,158

    A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In thousands)	2011	2010	2011	2010	2011	2010
Mattresses	$449,954	$347,689	$334,715	$254,072	$115,239	$93,617
Pillows	69,598	58,671	34,320	28,187	35,278	30,484
Other	148,498	110,573	107,080	76,516	41,418	34,057
	$668,050	$516,933	$476,115	$358,775	$191,935	$158,158

    Net sales. Net sales for the six months ended June 30, 2011 increased to $668.1 million from $516.9 million for the same period in 2010, an increase of $151.1 million, or 29.2%. During 2011, we have experienced a significant improvement in Net sales. We believe our revenues have continued gaining momentum primarily as a result of investments made in marketing and the success of new product introductions. Consolidated Mattress sales increased $102.3 million, or 29.4%, compared to the six months ended June 30, 2010. The increase in Mattress sales occurred primarily in our Retail channel with net sales for the six months increasing to $583.5 million from $438.3 million for the same period in 2010, an increase of $145.2 million, or 33.1%. Consolidated Pillow sales increased $10.9 million, or 18.6%, compared to the same period in 2010. Consolidated Other, which includes adjustable bed bases, foundations and other related products, increased $37.9 million or 34.3%. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

    North America. North American Net sales for the six months ended June 30, 2011 increased to $476.1 million from $358.8 million for the same period in 2010, an increase of $117.3 million, or 32.7%. Our North American Retail channel contributed $435.3 million in Net sales for the six months ended June 30, 2011 for an increase of $119.0 million, or 37.6%, compared to the same period in 2010. The TEMPUR-Cloud™ collection has been well received by retailers and consumers. This latest generation of proprietary TEMPUR® material was developed for consumers who want a soft sleep surface with the underlying support provided by a Tempur-Pedic mattress. Additionally, we believe that our continued advertising investments have had a positive impact on our performance.  As a result, North American mattress sales increased $80.6 million, or 31.7%, over the same period in 2010, driven by the increase in our Retail channel. Net sales in the Direct channel increased to $35.3 million from $30.8 million during the same period in 2010, an increase of $4.5 million, or 14.6%. We believe increased sales in the Direct channel are a result of our focus on building brand awareness and encouraging consumers to visit our enhanced website through our advertisements. The Third Party channel Net sales decrease is attributable to our April 1, 2010 acquisition of our third-party distributor in Canada. Pillow sales increased $6.1 million, or 21.8%, over the same period in 2010. The increase in Pillow Net sales is attributable to our pillow specific print advertisements and the expanded distribution of our TEMPUR-CloudTM pillow. Other Net sales increased $30.6 million, or 39.9%, compared to the same period in 2010. Many of our Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Other products are also impacted. Additionally, we have emphasized and are experiencing improved attach rates on adjustable bed bases which are sold at a higher price point than traditional foundations.

    International. International Net sales for the six months ended June 30, 2011 increased to $191.9 million from $158.2 million for the same period in 2010, an increase of $33.8 million, or 21.4%. On a constant currency basis, our International Net sales increased approximately 12.6%.We continue to experience some stabilization of the global economic slowdown which impacted our international markets. The International Retail channel increased $26.2 million, or 21.5%, for the six months ended June 30, 2011. International Retail Net sales increased primarily because of growth in certain key customers and investing in our brand awareness. Additionally, we introduced the TEMPUR-Cloud™ mattress in certain of our International markets, which we believe appeals to a different group of consumers. As a result, International mattress sales increased $21.6 million, or 23.1%, as compared to 2010. Third party Net sales increased $2.4 million, or 12.3%. Pillow sales for 2011 increased $4.8 million, or 15.7%, compared to the same period in 2010. Other product Net sales increased $7.4 million, or 21.6%, as compared to 2010. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted.

    Gross profit. Gross profit for the six months ended June 30, 2011 increased to $351.3 million from $252.9 million for the same period in 2010, an increase of $98.5 million, or 38.9%.  The Gross profit margin for the six months ended June 30, 2011 was 52.6% as compared to 48.9% for the same period in 2010. Our Gross profit margin is impacted by, among other factors, geographic mix between segments. The principal factors that impacted Gross profit margin during the quarter are identified and discussed below in the respective segment discussions.

    North America. North American Gross profit for the six months ended June 30, 2011 increased to $236.0 million from $161.9 million for the same period in 2010, an increase of $74.1 million, or 45.8%.  The Gross profit margin in our North American segment was 49.6% and 45.1% for the six months ended June 30, 2011 and 2010, respectively. Improvements in our North American Gross profit margin were primarily driven by favorable mix, improved efficiencies in manufacturing and fixed cost leverage related to higher production volumes, offset by higher commodity costs. Additionally, the North American segment pays a royalty to our International segment based on its production volume, which has the effect of lowering the segment’s reported Gross profit margin. Our North American cost of sales increased to $240.1 million for the six months ended June 30, 2011 as compared to $196.9 million for the six months ended June 30, 2010, an increase of $43.2 million, or 22.0%.

International. International Gross profit for the six months ended June 30, 2011 increased to $115.3 million from $90.9 million for the same period in 2010, an increase of $24.4 million, or 26.8%. The Gross profit margin in our International segment was 60.1% and 57.5% for the six months ended June 30, 2011 and June 30, 2010, respectively. For the six months ended June 30, 2011, improvements in our International Gross profit margin were primarily driven by favorable mix, improved efficiencies in manufacturing and fixed cost leverage related to higher production volumes, offset by higher commodity costs. Additionally, the International segment receives a royalty from our North American segment based on their production volume, which has the effect of increasing the segment’s reported Gross profit margin. Our International Cost of sales for the six months ended June 30, 2011 increased to $76.6 million from $67.2 million for the same period in 2010, an increase of $9.4 million, or 14.0%.

Selling and marketing expenses. Selling and marketing expenses increased to $132.4 million for the six months ended June 30, 2011 as compared to $93.1 million for the six months ended June 30, 2010, an increase of $39.3 million, or 42.2%. Selling and marketing expenses as a percentage of Net sales increased to 19.8% for the six months ended June 30, 2011 from 18.0% for the same period for 2010. Our advertising expenses for the six months ended June 30, 2011 was $70.2 million, or 10.5% of Net sales, compared to $45.1 million, or 8.7% of Net sales, an increase of $25.1 million, or 55.6%. Our objective is to align advertising costs to reflect our sales expectations. However, during 2011 we made additional investments to increase our brand awareness in certain international markets. Additionally, to continue to drive consumers to our Retail channel, we continue to invest in our “Ask Me” advertising campaign and have introduced an integrated advertising program in partnership with our retailers. All other selling and marketing expenses increased $14.2 million primarily as a result of increased salaries and associated expenses and investments in our website infrastructure to enhance the customer experience.

    General, administrative and other expenses. General, administrative and other expenses increased to $60.9 million for the six months ended June 30, 2011 as compared to $53.7 million for the six months ended June 30, 2010, an increase of $7.2 million, or 13.4%. General, administrative and other expenses as a percentage of Net sales were 9.1% and 10.4% for the six months ended June 30, 2011 and June 30, 2010, respectively. The increase in General, administrative and other expenses are primarily a result of increased investments in information technology, stock based compensation and salaries and associated expenses, all of which were driven by our continued growth. Additionally, in 2011 we have increased our investment in research and development in order to improve our existing product lines and continue to introduce new and differentiated products. The effects of these items have been partially offset by lower professional fees in 2011 compared to 2010 which reflects the acquisition of our former third-party distributor in Canada on April 1, 2010, and favorable settlements of indirect taxes with certain regulatory authorities.

    Interest expense, net. Interest expense, net, decreased to $5.2 million for the six months ended June 30, 2011, as compared to $7.0 million for the six months ended June 30, 2010, a decrease of $1.8 million, or 25.7%. The decrease in interest expense is primarily attributable to a decrease in the portion of the underlying debt subject to our interest rate swap, offset by an increase in debt outstanding not subject to the interest rate swap. The interest rate on our variable rate debt was lower than the fixed rate of the interest rate swap, which expired on May 31, 2011. If we increase our borrowings, we are subject to variable rate debt that is no longer protected under the interest rate swap. Accordingly, if interest rates increase we may incur a higher level of interest expense. The variable interest rate and certain fees that we pay in connection with the our credit facility are subject to periodic adjustment based on changes in our consolidated leverage ratio.

    Income tax provision. Our effective tax rate for the six months ended June 30, 2011 was 33.4%.  For the same period in 2010, the effective tax rate was 32.7%. The increase in the effective tax rate is primarily related to the geographical mix of earnings experienced for the six months ended June 30, 2011 compared to the same period in 2010.

Liquidity and Capital Resources

Liquidity

    Our principal sources of funds are cash flows from operations, borrowings made pursuant to our Senior Credit Facility and Cash and cash equivalents on hand. Principal uses of funds consist of share repurchases made from time to time pursuant to share repurchase authorizations, payments of principal and interest on our Senior Credit Facility, acquisitions of certain former third party distributors, capital expenditures and working capital needs. At June 30, 2011, we had working capital of $182.2 million including Cash and cash equivalents of $86.7 million compared to working capital of $125.2 million including $53.6 million in Cash and cash equivalents as of December 31, 2010.

    Our cash flow from operations increased to $104.0 million for the six months ended June 30, 2011 from $67.8 million for the six months ended June 30, 2010. The increase in operating cash flow for the six months ended June 30, 2011 compared to six months ended June 30, 2010 was primarily driven by Net income growth.

    Net cash used in investing activities decreased to $14.1 million for the six months ended June 30, 2011 as compared to $25.6 million for the six months ended June 30, 2010. This decrease reflects the acquisition of our former third party distributor in Canada during 2010, partially offset by an increase in capital expenditures. In 2011, we are investing in capital projects that we believe will create operational efficiencies and support future growth.

    Cash flow used by financing activities was $61.6 million for the six months ended June 30, 2011 compared to cash flow used of $38.9 million for the same period in 2010, representing an increase in cash flow used of $22.7 million. This increase is primarily related to a smaller increase in debt outstanding under the  Senior Credit Facility and deferred financing costs associated with the amended and restated Senior Credit Facility. This was partially offset by a decrease in shares repurchased. Additionally, during the six months ended June 30, 2011 we received $22.4 million in stock option proceeds on exercises of 1.5 million shares, compared to $19.5 million in proceeds from stock option exercises for the same period in 2010.

Capital Expenditures

    Capital expenditures totaled $12.1 million for the six months ended June 30, 2011 and $6.7 million for the six months ended June 30, 2010. We currently expect our 2011 capital expenditures to be approximately $25.0 million. This expected increase in capital expenditures in 2011 is attributable to projects that we believe will create operational efficiencies and support future growth.

Debt Service

    Our long-term debt increased to $475.0 million as of June 30, 2011 from $407.0 million as of December 31, 2010. On June 28, 2011, the Company amended and restated its Senior Credit Facility, as amended, which increased the total availability under the facility to an aggregate of $770.0 million, added an option to increase domestic availability by an additional $250.0 million, extended the maturity date to June 28, 2016 and increased the applicable margins and certain fees to current market conditions. After giving effect to $476.0 million in borrowings under the Senior Credit Facility and letters of credit outstanding, total availability under the Revolvers was $294.0 million as of June 30, 2011.

    As of June 30, 2011, we are in compliance with our debt covenants. The table below sets forth the calculation of our compliance with the Funded debt to Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) covenant. Both Funded debt and EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt.

Reconciliation of Net income to EBITDA

    The following table sets forth the reconciliation of the Company’s reported Net income to the calculation of EBITDA for the trailing twelve months ended June 30, 2011:

	Three Months Ended				Twelve Months Ended
(In thousands)	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	June 30, 2011
GAAP Net income	$44,198	$46,292	$48,260	$53,084	$191,834
Plus:
Interest expense	4,068	3,458	2,539	2,646	12,711
Income taxes	19,324	21,890	23,878	26,982	92,074
Depreciation & Amortization	10,778	12,146	11,070	13,239	47,233
EBITDA	$78,368	$83,786	$85,747	$95,951	$343,852

Reconciliation of Total debt to Funded debt

    The following table sets forth the reconciliation of the Company’s reported Total debt to the calculation of Funded debt and Funded debt to EBITDA ratio as of June 30, 2011:

As of
(In thousands)	June 30, 2011
GAAP basis Total debt	$475,000
Plus:
Letters of credit outstanding	990
Funded debt	$475,990

EBITDA	$343,852
Funded debt to EBITDA	1.38 times

The ratio of Funded debt to EBITDA was 1.38 times, within the covenant in the Senior Credit Facility, which requires this ratio not exceed 3.0 times.

Stockholders’ Equity

    Share Repurchase Program. During the six months ended June 30, 2011, we purchased 2.9 million shares of our common stock for a total cost of $160.0 million pursuant to the authorization made by our Board of Directors in January 2011. On July 25, 2011, our Board of Directors terminated the remaining authority under the January 2011 authorization and approved a new share repurchase authorization of up to $200.0 million of our common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

Use of Non-GAAP Measures

    We provide information regarding EBITDA and Funded debt which are not recognized terms under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. A reconciliation of EBITDA to our Net income and a reconciliation of Funded debt to Total debt have been provided in this Management’s Discussion and Analysis and we believe the use of these non-GAAP financial measures provide investors with additional useful information with respect to our Senior Credit Facility.

Factors That May Affect Future Performance

    General Business and Economic Conditions. Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The U.S. macroeconomic environment was challenging in 2009 and was the primary factor in a slowdown in the mattress industry. In 2010, the U.S. macroeconomic environment improved slightly, but remained uncertain. In addition, our international segment has experienced weakening as a result of general business and economic conditions. We expect the global economic environment to continue to be challenging in 2011.

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

    Managing Growth. Over the last few years, we have had to manage our business both through periods of rapid growth, the economic downturn and the current recovering economic environment. Our Net sales increased from $221.5 million in 2001 to $1.1 billion in 2007 and decreased to $927.8 million in 2008 and $831.2 million in 2009. During the year ended December 31, 2010, our Net sales increased to $1.1 billion. For the six months ended June 30, 2011, our Net sales were $668.1 million. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these types of challenges, management has continued to enhance operating and financial infrastructure, as appropriate. In addition, during 2007 through 2009, we had to manage a decline in sales as a result of the macroeconomic environment. During this period, we had to manage our cost structure to contain costs. Going forward, we expect our expenditures to enhance our operating and financial infrastructure, as well as expenditures for advertising and other marketing-related activities, will continue to be made as the continued growth in the business allows us the ability to invest. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

    Gross Margins. Our gross margin is primarily impacted by fixed cost leverage, the cost of raw materials, operational efficiency, product, channel and geographic mix, volume incentives offered to certain retail accounts and costs associated with new product introductions. We experienced increases in the price of certain raw materials during the six months ended June 30, 2011, and expect the price of certain raw materials to continue to increase during the remainder of 2011. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. We have made significant investments in our manufacturing infrastructure and have significant available manufacturing capacity. If we increase our Net sales significantly the effect of this operating leverage could have a significant positive impact on our gross margin. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than pillows and are sold with lower margin products such as foundations and bed frames. We expect our gross margins to be up for the full year 2011 through continued productivity programs and volume leverage partially offset by increased commodity costs.

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

    Significant Growth Opportunities. We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. However, our business may be affected by general business and economic conditions that could have an impact on demand for our products. Additionally, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line and our new segmentation of products, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level, which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts provides for continued growth opportunities and market share gains. During the quarter, we introduced our latest product line, the TEMPUR®-Contour collection. However, our business may continue to be affected by general business and economic conditions that could have an impact on demand for our products, which could limit our market share and decrease sales. Our products are currently sold in approximately 7,400 furniture and bedding retail stores in the North American segment, out of a total of approximately 11,500 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 8,000 to 9,000 over time. Our products are also sold in approximately 5,100 furniture retail and department stores in the International segment, out of a total of approximately 8,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

    Financial Leverage. As of June 30, 2011, we had $475.0 million of total Long-term debt outstanding, and Stockholders’ equity of $124.0 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. On June 28, 2011, the Company amended and restated its Senior Credit Facility, as amended, which increased the total availability under the facility to an aggregate of $770.0 million, added an option to increase domestic availability by an additional $250.0 million, extended the maturity date to June 28, 2016 and increased the applicable margins and certain fees to current market conditions. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Credit Facility. As of June 30, 2011, our ratio of funded debt to EBITDA was 1.38 times, within the covenant in our Senior Credit Facility, which requires this ratio not ratio exceed 3.0 times. Our target leverage ratio is 1.5 to 2.0 times. In May 2008, the Company entered into a three year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with the Senior Credit Facility. Refer to Note 5, “Derivative Financial Instruments” for additional information regarding the Company’s derivative instruments, including this interest rate swap. The interest rate swap expired on May 31, 2011.

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

    We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at June 30, 2011, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. dollar would not be material.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

    We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

    We are exposed to changes in interest rates. Our Senior Credit Facility has a variable rate. In May 2008, we entered into a three year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. Under this swap, we made payments at a fixed rate and received payments at a variable rate. The swap effectively fixed the floating LIBOR-based interest rate to 3.755% on $100.0 million of the outstanding balance under the Senior Credit Facility until it expired on May 31, 2011.

    On June 28, 2011, we amended and restated our Senior Credit Facility, as amended. For additional details regarding the affect of the amendment see Note 3 to the Notes to the Condensed Consolidated Financial Statements in “Item 1. Financial Statements,” under Part I of this report.

    Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On June 30, 2011, we had variable-rate debt of approximately $475.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $4.8 million.

ITEM 4.	CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

    During the fourth quarter of 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years, an assessment with respect to the 2004 tax year during the third quarter of 2010, and an assessment with respect to the 2005 tax year during the second quarter of 2011. The tax assessments relate to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $103.1 million including interest and penalties. In the first quarter of 2008 and the third quarter of 2010, we filed timely complaints with the Danish National Tax Tribunal denying the tax assessments. The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority. A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008 we filed the Bilateral APA with the IRS and the Danish Tax Authority. U.S. and Danish competent authorities initially met to discuss the Company’s Bilateral APA during the first quarter of 2011 and additional meetings are expected. We believe we have meritorious defenses to the proposed adjustments and will oppose the assessments in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (a) Not applicable.

    (b) Not applicable.

    (c) Issuer Purchases of Equity Securities

    The following table sets forth purchases of our common stock for the three months ended June 30, 2011:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2011 – April 30, 2011	—	—	—	—
May 1, 2011 – May 31, 2011	688,834	$62.69	688,834	$94.3
June 1, 2011 – June 30, 2011	904,367	$60.05	904,367	$40.0
Total	1,593,201		1,593,201

On January 13, 2011, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock. On July 25, 20111, our Board of Directors terminated the remaining authority under the January 2011 authorization and approved a new share repurchase authorization of up to $200.0 million of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

10.1		Amended and Restated Credit Agreement, dated as of June 28, 2011 among Tempur-Pedic Management, Inc., Dan-Foam ApS, and certain Subsidiaries and Affiliates, as Borrowers; Tempur-Pedic International Inc., Tempur World, LLC, and Certain Subsidiaries and Affiliates of the Borrowers as Guarantors; Bank of America, N.A., as Domestic Administrative Agent and Domestic Collateral Agent; Nordea Bank Danmark A/S, as Foreign Administrative Agent, European Co-Agent and Foreign Collateral Agent; Fifth Third Bank and JPMorgan Chase Bank, N.A. as U.S. Co-Agents; Wells Fargo Bank National Association, as Syndication Agent; Merrill Lynch, Piece, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on June 29, 2011). (1)
31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Tempur-Pedic International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

	(1)	Incorporated by reference.
	*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC.

July 27, 2011	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer