Form 10-Q
period 2011-09-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2011-10-25
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of October 24, 2011 was 65,930,898 shares.

Special Note Regarding Forward-Looking Statements

        This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning our plans; objectives; goals; strategies; future events; future revenues or performance; the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments; strategic long-term investments; changes in capital expenditures; the impact of consumer confidence; litigation and similar issues; pending tax assessments; financial flexibility; the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market; the improvements in our Net sales; efforts to expand business within established accounts, improve account productivity, reduce costs and operating expenses and improve manufacturing productivity;  initiatives to improve gross margin; the vertical integration of our business; the development, rollout and market acceptance of new products; our ability to further invest in the business and in brand awareness; our ability to meet financial obligations and continue to comply with the terms of our credit facility, including its financial ratio covenants; effects of changes in foreign exchange rates on our reported earnings; our expected sources of cash flow; our ability to effectively manage cash; our ability to align costs with sales expectations; and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$383,085	$295,785	$1,051,135	$812,718
Cost of sales	182,491	145,031	499,213	409,114
Gross profit	200,594	150,754	551,922	403,604
Selling and marketing expenses	72,439	53,215	204,789	146,273
General, administrative and other expenses	31,548	29,385	92,416	83,037
Operating income	96,607	68,154	254,717	174,294

Other expense, net:
Interest expense, net	(3,265)	(4,068)	(8,450)	(11,043)
Other expense, net	(229)	(564)	(950)	(569)
Total other expense	(3,494)	(4,632)	(9,400)	(11,612)

Income before income taxes	93,113	63,522	245,317	162,682
Income tax provision	31,164	19,324	82,024	51,830
Net income	$61,949	$44,198	$163,293	$110,852

Earnings per common share:
Basic	$0.93	$0.64	$2.41	$1.56
Diluted	$0.90	$0.62	$2.34	$1.51
Weighted average common shares outstanding:
Basic	66,655	69,199	67,722	71,065
Diluted	68,571	71,433	69,847	73,450

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$103,015	$53,623
Accounts receivable, net	151,419	115,630
Inventories	91,046	69,856
Prepaid expenses and other current assets	23,456	18,646
Deferred income taxes	11,522	13,725
Total Current Assets	380,458	271,480
Property, plant and equipment, net	158,567	159,807
Goodwill	212,768	212,468
Other intangible assets, net	67,715	68,745
Other non-current assets	9,128	3,503
Total Assets	$828,636	$716,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$70,411	$48,288
Accrued expenses and other current liabilities	89,456	85,469
Income taxes payable	26,173	12,477
Total Current Liabilities	186,040	146,234
Long-term debt	508,500	407,000
Deferred income taxes	29,368	32,315
Other non-current liabilities	5,291	4,421
Total Liabilities	729,199	589,970

Commitments and contingencies—see Note 9

Total Stockholders’ Equity	99,437	126,033
Total Liabilities and Stockholders’ Equity	$828,636	$716,003

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$163,293	$110,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,340	23,870
Amortization of stock-based compensation	11,135	7,953
Amortization of deferred financing costs	689	517
Bad debt expense	1,285	2,072
Deferred income taxes	(480)	2,604
Foreign currency adjustments and other	911	(423)
Changes in operating assets and liabilities	(23,194)	(7,731)
Net cash provided by operating activities	178,979	139,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(4,566)	(18,692)
Acquisition of trademarks and other	(1,980)	(152)
Purchases of property, plant and equipment	(18,841)	(12,330)
Net cash used by investing activities	(25,387)	(31,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	682,000	289,336
Repayments of long-term revolving credit facility	(580,500)	(149,313)
Payments of deferred finance costs	(6,192)	—
Proceeds from issuance of common stock	24,419	22,015
Excess tax benefit from stock based compensation	17,956	3,282
Treasury shares repurchased	(240,000)	(250,000)
Net cash used by financing activities	(102,317)	(84,680)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,883)	146
Increase in cash and cash equivalents	49,392	24,006
CASH AND CASH EQUIVALENTS, beginning of period	53,623	14,042
CASH AND CASH EQUIVALENTS, end of period	$103,015	$38,048

Supplemental cash flow information:
Cash paid during the period for:
Interest	$7,939	$10,008
Income taxes, net of refunds	$49,266	$38,967

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

(e) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	September 30, 2011	December 31, 2010
Finished goods	$66,354	$53,362
Work-in-process	9,603	5,549
Raw materials and supplies	15,089	10,945
	$91,046	$69,856

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

The Company had the following activity for sales returns from December 31, 2010 to September 30, 2011:

Balance as of December 31, 2010	$4,402
Amounts accrued	36,979
Returns charged to accrual	(36,456)
Balance as of September 30, 2011	$4,925

                (g) Warranties. The Company provides a 20-year warranty for North American sales and a 15-year warranty for International sales on mattresses, each prorated for the last 10 years. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized. Estimates of warranty expenses are based primarily on historical claim experience and product testing. Warranties are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for warranties from December 31, 2010 to September 30, 2011:

Balance as of December 31, 2010	$4,081
Amounts accrued	4,012
Warranties charged to accrual	(3,363)
Balance as of September 30, 2011	$4,730

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions. It also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $6,740 and $7,437 as of September 30, 2011 and December 31, 2010, respectively.

(i) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and are amortized over the life of the program.

(j) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and included in General, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income. Research and development costs charged to expense were $2,373 and $1,714 for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, research and development costs charged to expense were $7,273 and $5,263, respectively.

(k) Subsequent Events. On October 18, 2011, the Company’s Board of Directors approved the purchase of an additional $80,000 of the Company’s common stock under the previously approved July 2011 authorization. After giving effect to this approval, the total amount authorized and available for repurchase of the Company’s common stock under this authorization is $200,010. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under the Company’s credit facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

(2) Goodwill and Other intangible assets

The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	North America	International	Total
Balance as of December 31, 2010	$108,931	$103,537	$212,468
Foreign currency translation adjustments	(912)	(125)	(1,037)
Goodwill resulting from acquisition	—	1,337	1,337
Balance as of September 30, 2011	$108,019	$104,749	$212,768

On July 4, 2011, the Company acquired the business of its third party distributor in South Korea. The Company paid $4,566 in cash to acquire this entity with additional future payments to former owners required based on certain financial and operational targets. Assets acquired include certain Intangible assets, Inventories, Property, plant and equipment, and Prepaids and other current assets, with the remaining consideration allocated to Goodwill.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

The following table summarizes information relating to the Company’s Other intangible assets, net:

		September 30, 2011			December 31, 2010
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$14,267	$1,733	$16,000	$13,067	$2,933
Patents & othe trademarks	5-20	12,533	9,030	3,503	12,063	8,575	3,488
Customer database	5	4,815	4,784	31	4,813	4,691	122
Foam formula	10	3,700	3,299	401	3,700	3,022	678
Reacquired rights	3	5,490	2,745	2,745	5,767	1,440	4,327
Customer relationships	5	5,032	730	4,302	2,492	295	2,197
Total		$102,570	$34,855	$67,715	$99,835	$31,090	$68,745

Amortization expense relating to intangible assets for the Company was $1,429 and $1,219 for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, amortization expense relating to intangible assets was $3,978 and $3,123, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any historical period.

3) Long-term Debt

(a) Long-term Debt. Long-term debt for the Company consists of the following:

	September 30, 2011	December 31, 2010
Senior Credit Facility:
Domestic Long-Term Revolving Criedit Facility payable to lenders, interest at Base Rate or LIBOR plus applicable margin (1.99% and 1.87% as of
September 30, 2011 and December 31, 2010, respectively), commitment through and due June 28, 2016	$508,500	$407,000
Long-term debt	$508,500	$407,000

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

The Senior Credit Facility consists of domestic and foreign credit facilities (Revolvers) that provide for the incurrence of indebtedness up to an aggregate principal amount of $770,000. The domestic credit facility is a five-year, $745,000 revolving credit facility. The foreign credit facility is a five-year, $25,000 revolving credit facility. The Revolvers provide for the issuance of letters of credit and bank guarantees (Contingent Liabilities) which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of Contingent Liabilities outstanding under the Revolvers was $990 at September 30, 2011. After giving effect to Contingent Liabilities and $508,500 in borrowings under the Revolvers, total availability under the Revolvers was $260,510 as of September 30, 2011. Both credit facilities bear interest at a rate equal to the applicable margin, as determined in accordance with a performance pricing grid set forth in the Senior Credit Facility, plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual commitment fee on the unused amount of the Senior Credit Facility.  The commitment fee is calculated based on the consolidated leverage ratio and ranges from .375% to .50%.

The Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan-Foam ApS and substantially all the Company’s U.S. assets. The Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of September 30, 2011.

In conjunction with the Company amending and restating its Senior Credit Facility, $6,192 of deferred financing costs were capitalized and will be amortized over the five year extension.

On August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with the Senior Credit Facility. Refer to Note 5, “Derivative Financial Instruments” for additional information regarding the Company’s derivative instruments, including this interest rate swap.

(4) Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date. The Company estimates fair value of its financial instruments utilizing an established three-level hierarchy. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:

●	Level 1 – Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.
●	Level 2 – Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 – Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

                The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three months ended September 30, 2011. At September 30, 2011, the Company had an interest rate swap and foreign currency forward contracts recorded at fair value.  Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The fair value of the interest rate swap is calculated using standard industry models based on observable forward yield curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts.

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

		Fair Value Measurements at September 30, 2011 Using:
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$622	$—	$622	$—
Interest rate swap	$2,318	$—	$2,318	$—

		Fair Value Measurements at December 31, 2010 Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$676	$—	$676	$—
Interest rate swap	$1,430	$—	$1,430	$—

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

Interest Rate Risk

The Company is exposed to changes in interest rates on its Senior Credit Facility. In order to manage this risk, on August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. The Company designated this interest rate swap as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated swap agreement will offset losses and gains on the transactions being hedged. The Company formally documented the effectiveness of this qualifying hedge instrument (both at the inception of the swap and on an ongoing basis) in offsetting changes in cash flows of the hedged transaction. The fair value of the interest rate swap is calculated as described in Note 4, “Fair Value Measurements” taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

                As a result of this swap, the Company will pay interest at a fixed rate and receive payment at a variable rate beginning on December 30, 2011. The swap effectively fixes the floating LIBOR-based interest rate to 1.25% on $250,000 of the outstanding balance under the 2005 Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The interest rate swap expires on December 30, 2015. The Company will select the LIBOR-based rate on the hedged portion of the Senior Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as Interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as Interest expense, net during the current period.

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

As of September 30, 2011, the Company had foreign currency forward contracts with expiration dates ranging from October 28, 2011 through December 30, 2011. The changes in fair value of these foreign currency hedges are included as a component of Other expense, net. As of September 30, 2011, the Company had the following outstanding foreign currency forward contracts:

Foreign Currency Denomination	Notional Amount
Japanese Yen		¥340,862
Swedish Krone	kr.	19,135
Norwegian Krone	kr.	7,108
Australian Dollar		$1,727
New Zealand Dollar		$1,954
Singapore Dollar		$403
Canadian Dollar		$523
United States Dollar		$9,738

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

As of September 30, 2011 and December 31, 2010, the fair value carrying amount of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets were recorded as follows:

	Liability Derivatives
	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap – current	Accrued expenses and other current liabilities	$1,050	Accrued expenses and other current liabilities	$1,430
Interest rate swap – non-current	Other non-current liabilities	1,268		—
		$2,318		$1,430
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$622	Accrued expenses and other current liabilities	$676
		$2,940		$2,106

The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three months ended September 30, 2011 was as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other expense, net	$(1,266)

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

For the three months ended September 30, 2010:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$1,280	Interest expense, net	$(1,734)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other expense, net	$38

The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2011 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(582)	Interest expense, net	$(582)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other expense, net	$(228)

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

For the nine months ended September 30, 2010:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$4,003	Interest expense, net	$(5,222)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other expense, net	$(1,315)

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

(b) Share Repurchase Programs. During the nine months ended September 30, 2011, the Company purchased 4,251 shares of the Company’s common stock for a total of $240,000 pursuant to the authorizations adopted by the Company’s Board of Directors in January and July 2011. During 2010, the Company purchased 8,500 shares of the Company’s common stock for a total cost of $250,000 pursuant to the authorizations made by the Company’s Board of Directors. On July 25, 2011, the Company’s Board of Directors terminated the remaining authority under the January 2011 authorization and approved a new share repurchase authorization of up to $200,000 of the Company’s common stock. As of September 30, 2011, the Company has $120,010 remaining under the July 2011 authorization. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility. This share repurchase program may be limited, suspended or terminated at any time without notice. Refer to Note 1(k), “Subsequent Events” for additional information regarding the Company’s increase to the July 2011 authorization on October 18, 2011.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

(7) Other Items

(a) Property, plant and equipment.  Property, plant and equipment, net consisted of the following:

	September 30, 2011	December 31, 2010
Land and buildings	$122,690	$121,188
Machinery and equipment, furniture and fixtures and other	225,218	208,310
Construction in progress	9,834	9,858
	357,742	339,356
Accumulated depreciation	(199,175)	(179,549)
	$158,567	$159,807

(b) Accrued expenses and other current liabilities. Accrued expenses and other current liabilities consisted of the following:

	September 30, 2011	December 31, 2010
Salary and related expenses	$20,996	$22,171
Accrued unrecognized tax benefits	12,398	12,035
Advertising accrual	10,443	6,981
Accrued sales and value added taxes	9,881	10,614
Warranty accrual	4,730	4,081
Sales returns	4,925	4,402
Other	26,083	25,185
	$89,456	$85,469

(c) Accumulated other comprehensive loss. Accumulated other comprehensive loss consisted of the following:

	September 30, 2011	December 31, 2010
Derivative instruments accounted for as hedges, net of taxes of $904 and $558, respectively	$(1,414)	$(872)
Foreign currency adjustments	(8,174)	(5,316)
Accumulated other comprehensive loss	$(9,588)	$(6,188)

(d) Comprehensive income. The components of comprehensive income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$61,949	$44,198	$163,293	$110,852
Derivative instruments accounted for as hedges, net of taxes of $904, $499, $346 and $1,561, respectively	(1,414)	781	(542)	2,442
Foreign currency adjustments	(14,344)	11,744	(2,858)	(1,472)
Total comprehensive income	$46,191	$56,723	$159,893	$111,822

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

The Company granted PRSUs during the nine months ended September 30, 2011. The maximum number of shares to be awarded under the PRSUs granted during the nine months ended September 30, 2011 will be 443 shares,  and will vest, if earned, at the end of the three-year performance period ending on December 31, 2013. No PRSUs were granted during the three months ended September 30, 2011.  Actual payout under the PRSUs granted is dependent upon the achievement of certain financial goals, based on Net sales and Earnings Before Interest and Taxes (EBIT) margin targets. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the PRSUs granted in 2011 was $5,401 as of September 30, 2011, which is expected to be recorded over the weighted average remaining life of 2.25 years. The maximum number of shares to be awarded under the PRSUs granted during the nine months ended September 30, 2010 will be 418. No PRSUs were granted during the three months ended September 30, 2010. The Company recorded $1,708 and $359 of compensation expense associated with PRSUs for the three months ended September 30, 2011 and 2010, respectively. The Company recorded $5,719 and $822 of compensation expense associated with PRSUs for the nine months ended September 30, 2011 and 2010, respectively.

The Company granted options to purchase 2 and 85 shares of common stock during the three and nine months ending September 30, 2011, respectively. The Company granted options to purchase 30 and 192 shares of common stock during the three and nine months ending September 30, 2010, respectively. The Company recorded $1,237 and $1,720 of compensation expense associated with options for the three months ended September 30, 2011 and September 30, 2010, respectively. The Company recorded $3,931 and $5,892 of compensation expense associated with options for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was $1,609 of unrecognized compensation expense associated with the options granted in 2011, which is expected to be recorded over the weighted average remaining vesting period of 2.27 years. The options granted in the three months ended September 30, 2011 had a weighted average grant-date fair value of $32.53 per option, as determined by the Black-Scholes option pricing model using the following assumptions:

Expected volatility of stock	73.34%
Expected life of options, in years	4.0
Risk-free interest rate	0.66%
Expected dividend yield on stock	0.0%

The Company granted 9 deferred stock unit (DSU) awards during nine months ended September 30, 2011. The Company granted 188 awards during the nine months ended September 30, 2010 that consisted of restricted stock units (RSUs) and DSUs. No RSUs or DSUs were granted during the three months ended September 30, 2011 or 2010.  As of September 30, 2011, there was $340 of unrecognized compensation expense associated with the DSUs granted in 2011, which is expected to be recorded over the weighted average remaining vesting period of 0.57 years. The Company recorded $471 and $535 of compensation expense associated with RSUs and DSUs for the three months ended September 30, 2011 and September 30, 2010. The Company recorded $1,485 and $1,224 of compensation expense associated with RSUs and DSUs for the nine months ended September 30, 2011 and 2010, respectively.

                The Company recorded $3,416 and $2,614 of total stock-based compensation expense for the three months ended September 30, 2011 and 2010, respectively. The Company recorded $11,135 and $7,953 of total stock-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

(9) Commitments and Contingencies

(a) Purchase Commitments. The Company enters into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs were not significant as of September 30, 2011 or December 31, 2010.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

10) Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2011 and September 30, 2010 was 33.5% and 30.5%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2011 and September 30, 2010 was 33.4% and 31.9%, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2011 and 2010 differed from the federal statutory rate of 35.0% principally because of certain foreign tax rate differentials, state and local income taxes, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

The Company has not provided for U.S. federal and/or state income and foreign withholding taxes on $300,394 of undistributed earnings from non-U.S. operations as of September 30, 2011 because Tempur-Pedic International intends to reinvest such earnings indefinitely outside of the United States.  If these earnings were to be distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

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

                The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the U.S. for periods prior to 2007, U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2003. Additionally, the Company is currently under examination by various tax authorities around the world.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns.  However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. During the three months ended September 30, 2011, there were no significant changes to the liability for unrecognized tax benefits.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

(11) Earnings Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$61,949	$44,198	$163,293	$110,852

Denominator:
Denominator for basic earnings per common share-weighted average shares	66,655	69,199	67,722	71,065
Effect of dilutive securities:
Employee stock-based compensation	1,916	2,234	2,125	2,385
Denominator for diluted earnings per common share-adjusted weighted average shares	68,571	71,433	69,847	73,450

Basic earnings per common share	$0.93	$0.64	$2.41	$1.56

Diluted earnings per common share	$0.90	$0.62	$2.34	$1.51

The Company excluded 8 and 173 shares issuable upon exercise of outstanding stock options for the three months ended September 30, 2011 and 2010, respectively, and 4 and 120 shares issuable upon exercise of outstanding stock options for the nine month periods ended September 30, 2011 and 2010, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or they were otherwise anti-dilutive.

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

The following table summarizes Total assets by segment:

	September 30, 2011	December 31, 2010
Total assets:
North America	$674,155	$576,139
International	409,945	338,685
Intercompany eliminations	(255,464)	(198,821)
	$828,636	$716,003

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)
(In thousands, except per common share amounts)

The following table summarizes segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales from external customers:
North America
Mattresses	$192,683	$150,941	$527,398	$405,013
Pillows	19,182	18,307	53,502	46,494
Other	67,462	45,439	174,542	121,955
	$279,327	$214,687	$755,442	$573,462

International
Mattresses	$63,122	$48,224	$178,361	$141,841
Pillows	18,937	15,652	54,215	46,136
Other	21,699	17,222	63,117	51,279
	$103,758	$81,098	$295,693	$239,256

	$383,085	$295,785	$1,051,135	$812,718

Inter-segment sales:
North America	$2,465	$169	$2,778	$169
International	864	634	2,092	1,295
Intercompany eliminations	(3,329)	(803)	(4,870)	(1,464)
	$—	$—	$—	$—

Gross Profit
Domestic	$139,744	$101,835	$375,760	$263,753
International	60,850	48,919	176,162	139,851
	$200,594	$150,754	$551,922	$403,604

Operating income:
North America	$69,390	$45,498	$179,789	$108,622
International	27,217	22,656	74,928	65,672
	$96,607	$68,154	$254,717	$174,294

Depreciation and amortization (including stock-based compensation amortization):
North America	$9,255	$8,545	$28,516	$25,148
International	2,911	2,233	7,959	6,675
	$12,166	$10,778	$36,475	$31,823

Capital expenditures:
North America	$4,434	$3,116	$11,392	$7,043
International	2,309	2,516	7,449	5,287
	$6,743	$5,632	$18,841	$12,330

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this report is condensed consolidated information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, as described under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010. Our actual results may differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

In this discussion and analysis, we discuss and explain the financial condition and results of our operations for the three and nine month periods ended September 30, 2011 and 2010, including the following points:

●	An overview of our business and strategy;
●	Our Net sales and costs in the periods presented as well as changes between periods;
●	Expected future expenditures for capital projects and sources of liquidity for future operations; and
●	The effect of the foregoing on our overall financial performance and condition, as well as factors that could affect our future performance.

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

In our International segment certain of our subsidiaries sell directly through company-owned stores. Until recently these sales have not been material and were reported through our Retail channel. In 2011, and consistent with our growth initiatives, we are reporting company-owned stores in the International segment within the Direct channel. Prior period amounts have been reclassified to conform to the 2011 presentation of Net sales, by channel and by segment. These changes do not impact previously reported International segment Net sales totals.

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

●	Make sure everyone knows that they would sleep better on a Tempur-Pedic - we plan to continue to invest in our global brand awareness through advertising campaigns that further associate our brand name with overall sleep and premium quality products.
●	Make sure there is a Tempur-Pedic bed and pillow that appeals to everyone - we plan to continue to maintain our focus on premium mattresses and pillows and regularly introduce new products.
●	Make sure that Tempur-Pedic is available to everyone - we plan to expand our points of distribution and the effectiveness of our distribution channels.
●	Make sure that Tempur-Pedic continues to deliver the best sleep - we plan to continue to invest in product research and development.

In pursuing these strategic goals, we expect to continue to optimize our cost structure in order to enable these marketing and product development investments.

Results of Operations

Key financial highlights for the three and nine months ended September 30, 2011 include the following:

●
Earnings per diluted common share (EPS) were $0.90 for the three months ended September 30, 2011 compared to $0.62 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, EPS were $2.34 compared to $1.51 for the same period in 2010.

●	Net sales for the three months ended September 30, 2011 increased to $383.1 million from $295.8 million for the same period in 2010. Net sales for the nine months ended September 30, 2011 increased to $1,051.1 million from $812.7 million for the same period in 2010.
●	Our Gross profit margin in the third quarter of 2011 was 52.4% compared to 51.0% for the third quarter of 2010. For the nine months ended September 30, 2011, our Gross profit margin was 52.5% compared to 49.7% for the same period in 2010.
●	During the nine months ended September 30, 2011, we generated $179.0 million of operating cash flow compared to $139.7 million for the nine months ended September 30, 2010.

(In thousands, except per common share amounts)	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Net sales	$383,085	100.0%	$295,785	100.0%	$1,051,135	100.0%	$812,718	100.0%
Cost of sales	182,491	47.6	145,031	49.0	499,213	47.5	409,114	50.3
Gross profit	200,594	52.4	150,754	51.0	551,922	52.5	403,604	49.7
Selling and marketing expenses	72,439	18.9	53,215	18.0	204,789	19.5	146,273	18.0
General, administrative and other expenses	31,548	8.3	29,385	10.0	92,416	8.8	83,037	10.2
Operating income	96,607	25.2	68,154	23.0	254,717	24.2	174,294	21.5
Interest expense, net	(3,265)	(0.9)	(4,068)	(1.4)	(8,450)	(0.8)	(11,043)	(1.4)
Other expense, net	(229)	(0.0)	(564)	(0.1)	(950)	(0.1)	(569)	(0.1)
Income before income taxes	93,113	24.3	63,522	21.5	245,317	23.3	162,682	20.0
Income tax provision	31,164	8.1	19,324	6.5	82,024	7.8	51,830	6.4
Net income	$61,949	16.2%	$44,198	15.0%	$163,293	15.5%	$110,852	13.6%

Earnings per common share:
Basic	$0.93		$0.64		$2.41		$1.56
Diluted	$0.90		$0.62		$2.34		$1.51
Weighted average common shares outstanding:
Basic	66,655		69,199		67,722		71,065
Diluted	68,571		71,433		69,847		73,450

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(in thousands)	2011	2010	2011	2010	2011	2010
Retail	$342,804	$260,351	$257,049	$197,586	$85,755	$62,765
Direct	25,405	18,146	19,588	14,192	5,817	3,954
Healthcare	8,076	8,158	2,690	2,909	5,386	5,249
Third Party	6,800	9,130	—	—	6,800	9,130
	$383,085	$295,785	$279,327	$214,687	$103,758	$81,098

                A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(in thousands)	2011	2010	2011	2010	2011	2010
Mattresses	$255,805	$199,165	$192,683	$150,941	$63,122	$48,224
Pillows	38,119	33,959	19,182	18,307	18,937	15,652
Other	89,161	62,661	67,462	45,439	21,699	17,222
	$383,085	$295,785	$279,327	$214,687	$103,758	$81,098

Net sales. Net sales for the three months ended September 30, 2011 increased to $383.1 million from $295.8 million for the same period in 2010, an increase of $87.3 million, or 29.5%. We believe our revenues have continued gaining momentum primarily as a result of investments made in marketing, the success of new product introductions and expanding points of distribution. Consolidated Mattress sales increased $56.6 million, or 28.4%, compared to the third quarter of 2010. The increase in Mattress sales occurred primarily in our Retail channel with Net sales increasing to $342.8 million from $260.4 million for the same period in 2010, an increase of $82.5 million, or 31.7%. Consolidated Pillow sales increased $4.2 million, or 12.3%, compared to the third quarter of 2010. Consolidated Other, which primarily includes adjustable bed bases and foundations, increased $26.5 million, or 42.3%. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also positively impacted. Direct sales increased $7.3 million, or 40.0% from the same period in 2010.The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

North America. North American Net sales for the three months ended September 30, 2011 increased to $279.3 million from $214.7 million for the same period in 2010, an increase of $64.6 million, or 30.1%. Our North American Retail channel contributed $257.0 million in Net sales for the three months ended September 30, 2011 for an increase of $59.5 million, or 30.1%. The TEMPUR-CloudTM collection continues to be well received by retailers and consumers. This latest generation of proprietary TEMPUR® material was developed for consumers who want a soft sleep surface with the underlying support provided by a Tempur-Pedic mattress. Additionally, we believe that our continued advertising investments have had a positive impact on our performance. As a result, North American Mattress sales increased $41.7 million, or 27.7% over the same period in 2010. Net sales in the Direct channel increased by $5.4 million, or 38.0%. We believe increased sales in the Direct channel are a result of our focus on building brand awareness and encouraging consumers to visit our enhanced website through our advertisements. Other Net sales increased $22.0 million, or 48.5%, compared to the same period in 2010. Many of our Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Other products are also positively impacted. Additionally, we have emphasized and continue to experience improved attach rates on adjustable bed bases which are sold at a higher price point than traditional foundations.

                International. International Net sales for the three months ended September 30, 2011 increased to $103.8 million from $81.1 million for the same period in 2010, an increase of $22.7 million, or 27.9%. On a constant currency basis, our International Net sales increased approximately 15.4%. The International Retail channel increased $23.0 million, or 36.6%, compared to the same period in 2010. International Retail Net sales increased primarily because of growth in certain key customers and investing in our brand awareness. Additionally, we continue to introduce the TEMPUR-Cloud™ mattress, which we believe appeals to a different group of consumers, in certain of our International markets. As a result, International Mattress sales in the third quarter of 2011 increased $14.9 million, or 30.9%, over the same period in 2010. Pillow sales for the third quarter of 2011 increased $3.3 million, or 21.0%, compared to the same period in 2010. Other product Net sales increased $4.5 million, or 26.0%, compared to the same period in 2010. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and other products are also positively impacted.

Gross profit. Gross profit for the three months ended September 30, 2011 increased to $200.6 million from $150.8 million for the same period in 2010, an increase of $49.8 million, or 33.1%. The Gross profit margin for the three months ended September 30, 2011 was 52.4% as compared to 51.0% for the same period in 2010. Our Gross profit margin is impacted by, among other factors, geographic mix between segments. The principal factors that impacted Gross profit margin during the quarter are identified and discussed below in the respective segment discussions.

North America. North American Gross profit for the three months ended September 30, 2011 increased to $139.7 million from $101.8 million for the same period in 2010, an increase of $37.9 million, or 37.2%.  The Gross profit margin in our North American segment was 50.0% and 47.4% for the three months ended September 30, 2011 and 2010, respectively.  Improvements in our North American Gross profit margin were primarily driven by our productivity programs which generated improved efficiencies in manufacturing and distribution, favorable mix and fixed cost leverage related to higher production volumes. These factors were partially offset by higher commodity costs and strategic investments, including floor model discounts related to new product launches and a program with our retailers allowing their sales associates to purchase our products at a discount. Additionally, the North American segment pays a royalty to our International segment based on its production volume, which has the effect of lowering the segment’s reported Gross profit margin. Our North American Cost of sales for the three months ended September 30, 2011 increased to $139.6 million from $112.9 million for the same period in 2010, an increase of $26.7 million, or 23.7%.

International. International Gross profit for the three months ended September 30, 2011 increased to $60.9 million from $48.9 million for the same period in 2010, an increase of $11.9 million, or 24.4%. The Gross Profit margin in our International segment was 58.6% and 60.3% for the three months ended September 30, 2011 and 2010, respectively. The decrease in our International Gross profit margin was primarily driven by strategic investments, including an information technology upgrade at our manufacturing facility in Denmark and floor model discounts related to new product launches; and higher commodity costs.  We experienced increased demand for our new products which, in combination with temporary productivity issues arising from the upgrade, resulted in decreased inventory levels. As a result, we shipped product from North America thereby incurring incremental freight costs. These factors were partially offset by efficiencies in manufacturing. Additionally, the International segment receives a royalty from our North American segment based on the North American production volume, which has the effect of increasing the segment’s reported Gross profit margin. Our International Cost of sales for the three months ended September 30, 2011 increased to $42.9 million from $32.2 million for the same period in 2010, an increase of $10.7 million, or 33.3%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings, point of purchase materials and sales force compensation. We also include in Selling and marketing expenses for certain new product development costs, including market research and new product testing. Selling and marketing expenses increased to $72.4 million for the three months ended September 30, 2011 as compared to $53.2 million for the three months ended September 30, 2010, an increase of $19.2 million, or 36.1%. Selling and marketing expenses as a percentage of Net sales were 18.9% and 18.0% for the three months ended September 30, 2011 and 2010, respectively. Our advertising expenses for the three months ended September 30, 2011 were $39.6 million compared to $25.4 million, an increase of $14.2 million, or 55.7%. Advertising expenses as a percentage of Net sales were 10.3% and 8.6% for the three months ended September 30, 2011 and 2010, respectively.  Our objective is to align advertising costs to reflect our sales expectations. During the three months ended September 30, 2011, we made additional investments to increase our brand awareness in North America and certain international markets. Additionally, to continue to drive consumers to our Retail channel in North America, we continue to invest in our “Ask Me” advertising campaign and our integrated advertising program  with our retailers. All other selling and marketing expenses increased $5.0 million primarily as a result of increased salaries and associated expenses and investments in our website infrastructure to enhance the consumer experience.

General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses as a percentage of Net sales were 8.3% and 10.0% for the three months ended September 30, 2011 and 2010, respectively. General, administrative and other expenses increased to $31.5 million for the three months ended September 30, 2011 as compared to $29.4 million for the same period in 2010, an increase of $2.2 million, or 7.4%. The increase in General, administrative and other expenses are primarily a result of increased investments in information technology, stock-based compensation, salaries and associated expenses, and research and development, all of which were driven by our continued growth.

Interest expense, net. Interest expense, net, includes the interest costs and other expenses associated with our borrowings and the amortization of deferred financing costs. Interest expense, net, decreased to $3.3 million for the three months ended September 30, 2011 as compared to $4.1 million for the same period in 2010, a decrease of $0.8 million, or 19.7%. The decrease in interest expense is primarily attributable to a decrease in the portion of the underlying debt subject to our interest rate swap, which expired on May 31, 2011, offset by an increase in debt outstanding. The interest rate on our variable rate debt was lower than the fixed rate of the interest rate swap.

On August 8, 2011, the Company entered into a new four-year interest rate swap agreement effective December 30, 2011 to manage interest costs and the risk associated with changing interest rates associated with a portion of the borrowings outstanding under the Senior Credit Facility. Refer to Note 5, “Derivative Financial Instruments” for additional information regarding the Company’s derivative instruments, including this interest rate swap.

If we increase our borrowings, we are subject to variable rate debt that is not protected under the interest rate swap described above. Accordingly, if interest rates increase we may incur a higher level of interest expense. The variable interest rate and certain fees that we pay in connection with our credit facility are subject to periodic adjustment based on changes in our consolidated leverage ratio.

Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our foreign operations. Our effective tax rate for the three months ended September 30, 2011 and September 30, 2010 was 33.5% and 30.5%, respectively.  The difference between the September 30, 2011 and September 30, 2010 rates is primarily related to the geographical mix of earnings experienced in the third quarter of 2011 as compared to the third quarter of 2010.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In thousands)	2011	2010	2011	2010	2011	2010
Retail	$926,258	$698,626	$692,383	$513,969	$233,875	$184,657
Direct	71,479	54,503	54,844	44,950	16,635	9,553
Healthcare	25,073	25,954	8,215	9,200	16,858	16,754
Third Party	28,325	33,635	—	5,343	28,325	28,292
	$1,051,135	$812,718	$755,442	$573,462	$295,693	$239,256

A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(In thousands)	2011	2010	2011	2010	2011	2010
Mattresses	$705,759	$546,854	$527,398	$405,013	$178,361	$141,841
Pillows	107,717	92,630	53,502	46,494	54,215	46,136
Other	237,659	173,234	174,542	121,955	63,117	51,279
	$1,051,135	$812,718	$755,442	$573,462	$295,693	$239,256

Net sales. Net sales for the nine months ended September 30, 2011 increased to $1,051.1 million from $812.7 million for the same period in 2010, an increase of $238.4 million, or 29.3%. During 2011, we have experienced a significant improvement in Net sales. We believe our revenues have continued gaining momentum primarily as a result of investments made in marketing, the success of new product introductions and expanding points of distribution. Consolidated Mattress sales increased $158.9 million, or 29.1%, compared to the nine months ended September 30, 2010. The increase in Mattress sales occurred primarily in our Retail channel with net sales for the nine months increasing to $926.3 million from $698.6 million for the same period in 2010, an increase of $227.6 million, or 32.6%. Consolidated Pillow sales increased $15.1 million, or 16.3%, compared to the same period in 2010. Consolidated Other, which primarily includes adjustable bed bases, foundations and other related products, increased $64.4 million, or 37.2%. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also positively impacted. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

North America. North American Net sales for the nine months ended September 30, 2011 increased to $755.4 million from $573.5 million for the same period in 2010, an increase of $182.0 million, or 31.7%. Our North American Retail channel contributed $692.4 million in Net sales for the nine months ended September 30, 2011 for an increase of $178.4 million, or 34.7%, compared to the same period in 2010. The TEMPUR-Cloud™ collection continues to be well received by retailers and consumers.  Additionally, we believe that our continued advertising investments have had a positive impact on our performance.  As a result, North American mattress sales increased $122.4 million, or 30.2%, over the same period in 2010, driven by the increase in our Retail channel. Net sales in the Direct channel increased to $54.8 million from $45.0 million during the same period in 2010, an increase of $9.9 million, or 22.0%. We believe increased sales in the Direct channel are a result of our focus on building brand awareness and encouraging consumers to visit our enhanced website through our advertisements. The Third Party channel Net sales decrease is attributable to our April 1, 2010 acquisition of our third-party distributor in Canada. Other Net sales increased $52.6 million, or 43.1%, compared to the same period in 2010. Many of our Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Other products are also positively impacted. Additionally, we have emphasized and continue to experience improved attach rates on adjustable bed bases which are sold at a higher price point than traditional foundations.

International. International Net sales for the nine months ended September 30, 2011 increased to $295.7 million from $239.3 million for the same period in 2010, an increase of $56.4 million, or 23.6%. On a constant currency basis, our International Net sales increased approximately 13.6%. The International Retail channel increased $49.2 million, or 26.7%, for the nine months ended September 30, 2011. International Retail Net sales increased primarily because of growth in certain key customers and investing in our brand awareness. Additionally, we introduced the TEMPUR-Cloud™ mattress, which we believe appeals to a different group of consumers, in certain of our International markets. As a result, International mattress sales increased $36.5 million, or 25.7%, as compared to 2010. Pillow sales for 2011 increased $8.1 million, or 17.5%, compared to the same period in 2010. Other product Net sales increased $11.8 million, or 23.1%, as compared to 2010. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also positively impacted.

                Gross profit. Gross profit for the nine months ended September 30, 2011 increased to $551.9 million from $403.6 million for the same period in 2010, an increase of $148.3 million, or 36.7%.  The Gross profit margin for the nine months ended September 30, 2011 was 52.5% as compared to 49.7% for the same period in 2010. Our Gross profit margin is impacted by, among other factors, geographic mix between segments. The principal factors that impacted Gross profit margin during the quarter are identified and discussed below in the respective segment discussions.

                North America. North American Gross profit for the nine months ended September 30, 2011 increased to $375.8 million from $263.8 million for the same period in 2010, an increase of $112.0 million, or 42.5%.  The Gross profit margin in our North American segment was 49.7% and 46.0% for the nine months ended September 30, 2011 and 2010, respectively.  Improvements in our North American Gross profit margin were primarily driven by our productivity programs which generated improved efficiencies in manufacturing and distribution, favorable mix and fixed cost leverage related to higher production volumes, offset by higher commodity costs and floor model discounts related to new product launches. Additionally, the North American segment pays a royalty to our International segment based on its production volume, which has the effect of lowering the segment’s reported Gross profit margin. Our North American cost of sales increased to $379.7 million for the nine months ended September 30, 2011 as compared to $309.7 million for the nine months ended September 30, 2010, an increase of $70.0 million, or 22.6%.

International. International Gross profit for the nine months ended September 30, 2011 increased to $176.2 million from $139.9 million for the same period in 2010, an increase of $36.3 million, or 26.0%. The Gross profit margin in our International segment was 59.6% and 58.5% for the nine months ended September 30, 2011 and September 30, 2010, respectively. For the nine months ended September 30, 2011, improvements in our International Gross profit margin were primarily driven by improved efficiencies in manufacturing, favorable mix and fixed cost leverage related to higher production volumes. These factors were partially offset by higher commodity costs and strategic investments, including an information technology upgrade at our manufacturing facility in Denmark and floor model discounts related to new product launches. During the third quarter, we experienced increased demand for our new products which, in combination with temporary productivity issues arising from the upgrade, resulted in decreased inventory levels. As a result, we shipped product from North America thereby incurring incremental freight costs. Additionally, the International segment receives a royalty from our North American segment based on their production volume, which has the effect of increasing the segment’s reported Gross profit margin. Our International Cost of sales for the nine months ended September 30, 2011 increased to $119.5 million from $99.4 million for the same period in 2010, an increase of $20.1 million, or 20.2%.

Selling and marketing expenses. Selling and marketing expenses increased to $204.8 million for the nine months ended September 30, 2011 as compared to $146.3 million for the nine months ended September 30, 2010, an increase of $58.5 million, or 40.0%. Selling and marketing expenses as a percentage of Net sales increased to 19.5% for the nine months ended September 30, 2011 from 18.0% for the same period for 2010. Our advertising expenses for the nine months ended September 30, 2011 were $109.8 million compared to $70.6 million for the same period in 2010, an increase of $39.3 million, or 55.6%. Advertising expenses as a percentage of Net sales were 10.4% and 8.7% for the nine months ended September 30, 2011 and 2010, respectively. Our objective is to align advertising costs to reflect our sales expectations. During 2011 we made additional investments to increase our brand awareness in North America and certain international markets. Additionally, to continue to drive consumers to our Retail channel in North America, we continue to invest in our “Ask Me” advertising campaign and have introduced an integrated advertising program with our retailers. All other selling and marketing expenses increased $19.3 million primarily as a result of increased salaries and associated expenses and investments in our website infrastructure to enhance the customer experience.

General, administrative and other expenses. General, administrative and other expenses increased to $92.4 million for the nine months ended September 30, 2011 as compared to $83.0 million for the nine months ended September 30, 2010, an increase of $9.4 million, or 11.3%. General, administrative and other expenses as a percentage of Net sales were 8.8% and 10.2% for the nine months ended September 30, 2011 and September 30, 2010, respectively. The increase in General, administrative and other expenses are primarily a result of increased investments in information technology, stock-based compensation, salaries and associated expenses, and research and development, all of which were driven by our continued growth. The effects of these items have been partially offset by lower professional fees in 2011 compared to 2010 which reflects the acquisition of our former third-party distributor in Canada on April 1, 2010, and favorable settlements of certain non-income taxes with certain regulatory authorities.

Interest expense, net. Interest expense, net, decreased to $8.5 million for the nine months ended September 30, 2011, as compared to $11.0 million for the nine months ended September 30, 2010, a decrease of $2.6 million, or 23.5%.  The decrease in interest expense is primarily attributable to a decrease in the portion of the underlying debt subject to our interest rate swap, which expired on May 31, 2011, offset by an increase in debt outstanding. The interest rate on our variable rate debt was lower than the fixed rate of the interest rate swap.

On August 8, 2011, the Company entered into a new four-year interest rate swap agreement effective December 30, 2011 to manage interest costs and the risk associated with changing interest rates associated with a portion of the borrowings outstanding under the Senior Credit Facility. Refer to Note 5, “Derivative Financial Instruments” for additional information regarding the Company’s derivative instruments, including this interest rate swap.

If we increase our borrowings, we are subject to variable rate debt that is not protected under the interest rate swap described above. Accordingly, if interest rates increase we may incur a higher level of interest expense. The variable interest rate and certain fees that we pay in connection with our credit facility are subject to periodic adjustment based on changes in our consolidated leverage ratio.

Income tax provision. Our effective tax rate for the nine months ended September 30, 2011 was 33.4%.  For the same period in 2010, the effective tax rate was 31.9%.  The increase in the effective tax rate is primarily related to the geographical mix of earnings experienced for the nine months ended September 30, 2011 compared to the same period in 2010.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our Senior Credit Facility and Cash and cash equivalents on hand. Principal uses of funds consist of share repurchases made from time to time pursuant to share repurchase authorizations, payments of principal and interest on our Senior Credit Facility, acquisitions of certain former third party distributors, capital expenditures and working capital needs. At September 30, 2011, we had working capital of $194.4 million including Cash and cash equivalents of $103.0 million compared to working capital of $125.2 million including $53.6 million in Cash and cash equivalents as of December 31, 2010.

                Our cash flow from operations increased to $179.0 million for the nine months ended September 30, 2011 from $139.7 million for the nine months ended September 30, 2010. The increase in operating cash flow for the nine months ended September 30, 2011 compared to nine months ended September 30, 2010 was primarily driven by Net income growth, partially offset by changes in Operating assets and liabilities due to increases in Accounts Receivable and Inventories.

Net cash used in investing activities decreased to $25.4 million for the nine months ended September 30, 2011 as compared to $31.2 million for the nine months ended September 30, 2010. This decrease reflects the acquisition of our former third party distributor in Canada during 2010, partially offset by an increase in capital expenditures. In 2011, we are making strategic investments, including an information technology upgrade, and capital projects that we believe will create long-term operational efficiencies and support future growth.

Cash flow used by financing activities was $102.3 million for the nine months ended September 30, 2011 compared to cash flow used of $84.7 million for the same period in 2010, representing an increase of $17.6 million. This increase is primarily related to decreased net borrowings under the Senior Credit Facility and deferred financing costs associated with the amended and restated Senior Credit Facility. Cash flows from financing activities also increased as the amount of deductions taken on the Company’s income tax returns for certain stock-based compensation awards exceeded cumulative compensation cost recognized on the financial statements due to increased stock option exercises and the company’s stock price.  These increases were partially offset by a decrease in shares repurchased.

Capital Expenditures

Capital expenditures totaled $18.8 million for the nine months ended September 30, 2011 and $12.3 million for the nine months ended September 30, 2010. We currently expect our 2011 capital expenditures to be approximately $28.0 million. This expected increase in capital expenditures in 2011 is attributable to strategic investments that we believe will create long-term operational efficiencies and support future growth.

Debt Service

Our long-term debt increased to $508.5 million as of September 30, 2011 from $407.0 million as of December 31, 2010. After giving effect to $508.5 million in borrowings under the Senior Credit Facility and letters of credit outstanding of $1.0 million, total availability under the Revolvers was $260.5 million as of September 30, 2011. On June 28, 2011, the Company amended and restated its Senior Credit Facility, as amended, which increased the total availability under the facility to an aggregate of $770.0 million, added an option to increase domestic availability by an additional $250.0 million, extended the maturity date to June 28, 2016 and increased the applicable margins and certain fees to current market conditions.

As of September 30, 2011, we are in compliance with our debt covenants. The table below sets forth the calculation of our compliance with the Funded debt to Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) covenant. Both Funded debt and EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt.

Reconciliation of Net income to EBITDA

The following table sets forth the reconciliation of the Company’s reported Net income to the calculation of EBITDA for the trailing twelve months ended September 30, 2011:

	Three Months Ended				Twelve Months Ended
(In thousands)	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	September 30, 2011
GAAP Net income	$46,292	$48,260	$53,084	$61,949	$209,585
Plus:
Interest expense	3,458	2,539	2,646	3,265	11,908
Income taxes	21,890	23,878	26,982	31,164	103,914
Depreciation & Amortization	12,146	11,070	13,239	12,166	48,621
EBITDA	$83,786	$85,747	$95,951	$108,544	$374,028

Reconciliation of Total debt to Funded debt

The following table sets forth the reconciliation of the Company’s reported Total debt to the calculation of Funded debt and Funded debt to EBITDA ratio as of September 30, 2011:

As of
(In thousands)	September 30, 2011
GAAP basis Total debt	$508,500
Plus:
Letters of credit outstanding	990
Funded debt	$509,490

EBITDA	$374,028
Funded debt to EBITDA	1.36 times

The ratio of Funded debt to EBITDA was 1.36 times, within the covenant in the Senior Credit Facility, which requires this ratio not exceed 3.0 times.

Stockholders’ Equity

Share Repurchase Program. During the nine months ended September 30, 2011, we purchased 4.3 million shares of our common stock for a total cost of $240.0 million pursuant to the authorizations adopted by our Board of Directors in January and July 2011. On July 25, 2011, our Board of Directors terminated the remaining authority under the January 2011 authorization and approved a new share repurchase authorization of up to $200.0 million of our common stock. As of September 30, 2011, we had $120.0 million remaining under the July 2011 authorization. On October 18, 2011, our Board of Directors approved the purchase of an additional $80.0 million of our common stock under the previously approved July 2011 authorization, increasing the total available for repurchase to $200.0 million. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

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

Factors That May Affect Future Performance

General Business and Economic Conditions. Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The U.S. macroeconomic environment was challenging in 2009 and was the primary factor in a slowdown in the mattress industry. In 2010, the U.S. macroeconomic environment improved slightly, but remained uncertain. In addition, our international segment has experienced weakening as a result of general business and economic conditions. We expect the global economic environment to continue to be challenging for the remainder of 2011.

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

Managing Growth. Over the last few years, we have had to manage our business both through periods of rapid growth and the economic downturn. Our Net sales increased from $221.5 million in 2001 to $1.1 billion in 2007 and decreased to $927.8 million in 2008 and $831.2 million in 2009. During the year ended December 31, 2010, our Net sales increased to $1.1 billion. For the nine months ended September 30, 2011, our Net sales were $1.1 billion. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these types of challenges, management has continued to enhance operating and financial infrastructure, as appropriate. In addition, during 2007 through 2009, we had to manage a decline in sales as a result of the macroeconomic environment. During this period, we had to manage our cost structure to contain costs. Going forward, we expect our expenditures to enhance our operating and financial infrastructure, as well as expenditures for advertising and other marketing-related activities, will continue to be made as the continued growth in the business allows us the ability to make strategic investments. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

Gross Margins. Our gross margin is primarily impacted by fixed cost leverage, the cost of raw materials, operational efficiency, product, channel and geographic mix, volume incentives offered to certain retail accounts and costs associated with new product introductions. We experienced increases in the price of certain raw materials during the nine months ended September 30, 2011. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. We have made significant investments in our manufacturing infrastructure and have significant available manufacturing capacity. If we increase our Net sales significantly the effect of this operating leverage could have a significant positive impact on our gross margin. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than pillows and are sold with lower margin products such as adjustable bed bases and foundations. We expect our gross margins to be up for the full year 2011 driven by favorable mix, continued productivity programs and volume leverage, partially offset by strategic investments and increased commodity costs.

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

Additionally, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line and our new segmentation of products, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level, which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts provides for continued growth opportunities and market share gains. During the second quarter of 2011, we introduced our latest product line, the TEMPUR®-Contour collection. However, our business may continue to be affected by general business and economic conditions that could have an impact on demand for our products, which could limit our market share and decrease sales. Our products are currently sold in approximately 7,600 furniture and bedding retail stores in the North American segment, out of a total of approximately 11,500 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 8,000 to 9,000 over time. Our products are also sold in approximately 5,200 furniture retail and department stores in the International segment, out of a total of approximately 8,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

Financial Leverage. As of September 30, 2011, we had $508.5 million of total Long-term debt outstanding, and Stockholders’ equity of $99.4 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. On June 28, 2011, we amended and restated our Senior Credit Facility, as amended, which increased the total availability under the facility to an aggregate of $770.0 million, added an option to increase domestic availability by an additional $250.0 million, extended the maturity date to June 28, 2016 and increased the applicable margins and certain fees to current market conditions. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Credit Facility. As of September 30, 2011, our ratio of funded debt to EBITDA was 1.36 times, within the covenant in our Senior Credit Facility, which requires this ratio not exceed 3.0 times. Our target leverage ratio is 1.5 to 2.0 times. On August 8, 2011, we entered into a new four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with a portion of the borrowings outstanding under the Senior Credit Facility. Refer to Note 5, “Derivative Financial Instruments” for additional information regarding our derivative instruments, including this interest rate swap.

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

Foreign Currency Exposures

As a global company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We typically do not enter into hedging transactions to hedge this risk.  Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange movements. Should currency rates change sharply, our results could be impacted.

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at September 30, 2011, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.06 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

We typically do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

We are exposed to changes in interest rates. Our Senior Credit Facility has a variable rate. On August 8, 2011, we entered into a new four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with our Senior Credit Facility. For additional details regarding the interest rate swap and the effect of the amendment see the Notes to the Condensed Consolidated Financial Statements in “Item 1. Financial Statements,” under Part I of this report.

Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On September 30, 2011, we had variable-rate debt of approximately $508.5 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $7.6 million.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                During the quarter ended September 30, 2011, the Company upgraded its information technology (IT) system at our manufacturing facility in Denmark. As a result, internal controls in this location related to user security, account structure and hierarchy, system reporting and approval procedures were modified and redesigned to conform with and support the IT system upgrade. Otherwise, there were no significant changes in the Company’s internal controls over financial reporting, or in other factors, that occurred during the periods covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2011:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2011 – July 31, 2011	—	—	—	—
August 1, 2011 – August 31, 2011	816,814	$61.20	816,814	$150.0
September 1, 2011 – September 30, 2011	521,080	$57.57	521,080	$120.0
Total	1,337,894		1,337,894

On January 13, 2011, our Board of Directors authorized the repurchase of up to $200.0 million of our common stock. On July 25, 2011, our Board of Directors terminated the remaining authority under the January 2011 authorization and approved a new share repurchase authorization of up to $200.0 million of our common stock. On October 18, 2011 our Board of Directors approved the purchase of an additional $80.0 million of the Company’s common stock under the previously approved July 2011 authorization, increasing the total available for repurchase to $200.0 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS

                The following is an index of the exhibits included in this report:

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1		The following materials from Tempur-Pedic International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

	*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC.

October 25, 2011	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer