Form 10-K
period 2011-12-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2012-01-30
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

    The aggregate market value of the common equity held by nonaffiliates of the registrant on June 30, 2011, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $4,475,979,680.

    The number of shares outstanding of the registrant’s common stock as of January 27, 2012 was 63,803,592 shares.

DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

    This Annual Report on Form 10-K, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning our plans; objectives; goals; strategies; future events; future revenues or performance; the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments; strategic long-term investments; changes in capital expenditures; the impact of consumer confidence; litigation and similar issues; pending tax assessments; financial flexibility; the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market; the improvements in our Net sales; efforts to expand business within established accounts, improve account productivity, reduce costs and operating expenses and improve manufacturing productivity;  initiatives to improve gross margin; the vertical integration of our business; the development, rollout and market acceptance of new products; our ability to further invest in the business and in brand awareness; our ability to meet financial obligations and continue to comply with the terms of our Senior Credit Facility, including its financial ratio covenants; effects of changes in foreign exchange rates on our reported earnings; our expected sources of cash flow; our ability to effectively manage cash; our ability to align costs with sales expectations; and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 7 of Part II of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under ITEM 1A of Part 1 of this report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

We sell our premium mattresses and pillows through four distribution channels: Retail (furniture and bedding, non-spring and department stores); Direct (direct response, internet and company-owned stores); Healthcare (hospitals, nursing homes, healthcare professionals and medical retailers); and Third party distributors in countries where we do not sell directly through our own subsidiaries.

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

Market Opportunity and Competitive Strengths

Global Market

Most standard mattresses are made using innersprings and are primarily sold through retail furniture and bedding stores. Alternatives to innerspring mattresses include viscoelastic and foam mattresses, airbeds and waterbeds (collectively called non-innerspring mattresses).

The pillow market has a traditional and a specialty segment. Traditional pillows are generally made of low cost foam or feathers, other than down. Specialty pillows are comprised of all alternatives to traditional pillows, including viscoelastic, foam, sponge, rubber and down.

Our Market Position

We are the worldwide leader in premium sleep. We are focused on developing, manufacturing and marketing advanced sleep surfaces that help improve the quality of life for people around the world. We believe demand for our products is being driven by significant growth in our core demographic market, increased brand awareness and the broadening appeal of our new products. As consumers continue to prefer alternatives to standard innerspring mattresses, our products become more widely available and as our brand gains broader consumer recognition, we expect that our premium products will continue to attract sales from the standard mattress market.

Superior Product Offerings

Our high-quality, high-density, temperature-sensitive TEMPUR® material distinguishes our products from other products in the marketplace. Viscoelastic pressure-relieving material was originally developed by the U.S. National Aeronautics and Space Administration (NASA) in 1971 in an effort to relieve astronauts of the G–force experienced during lift-off, and NASA subsequently made this formula publicly available. The NASA viscoelastic pressure-relieving material originally proved unstable for commercial use. However, after several years of research and development, we succeeded in developing a proprietary formulation and proprietary process to manufacture a stable, durable and commercially viable product. The key feature of our pressure-relieving TEMPUR® material is its temperature sensitivity. It conforms to the body, becoming softer in warmer areas where the body is making the most contact with the pressure-relieving TEMPUR® material and remaining firmer in cooler areas where less body contact is being made. As the material molds to the body’s shape, the neck and spine are supported. Our pressure-relieving TEMPUR® material also has improved durability and enhanced comfort. In addition, clinical evidence indicates that our products are both effective and cost efficient for the prevention and treatment of pressure ulcers or bed sores, a major problem for elderly and bed-ridden patients.

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

Strong Financial Performance

Our business generates significant cash flow due to the combination of our sales, gross and operating margins, low maintenance capital expenditures and limited working capital requirements. For the year ended December 31, 2011, our Gross profit margin and Net income margin were 52.4% and 15.5%, respectively, on Net sales of $1.4 billion. Our Net income margin allows our business model the flexibility to invest in our global brand, invest in research and development and new products, enhance our sales force, invest in our manufacturing operations, invest in information systems and recruit experienced management and other personnel.

Significant Growth Opportunities

We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for continued growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. Additionally, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line through our segmentation of products, we should be able to continue to expand the number of Tempur-Pedic models offered at the retail store level, which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts provides for continued growth opportunities and market shares gains. As of December 31, 2011 our products were sold in approximately 7,900 furniture and bedding retail stores in North America, out of a total of approximately 11,500 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 9,000 to 10,000 over the long-term. Internationally, our products are available in approximately 5,200 furniture retail and department stores, out of a total of approximately 8,000 stores we have identified as appropriate targets. Accordingly, expanding our store distribution also provides for continued growth and market share opportunities. As consumers continue their shift toward the purchase of non-innerspring mattress products and sleep surfaces we believe we are well positioned to capitalize on this growth opportunity. However, our business may be affected by competition and general business and economic conditions that could have an impact on demand for our products, limit our market share and decrease sales.

Our Products

Mattresses

Our mattresses represented 66.6% of our Net sales in 2011 and are our leading product category historically. Our mattresses are composed of proprietary multi-layer, temperature sensitive, pressure-relieving TEMPUR ® material. We offer several mattress models, some of which are covered by one or more patents and/or patent applications. We also routinely introduce new mattress models, launch new products and update our existing mattress products in North America and internationally.

Pillows

Our premium pillow offerings include a variety of styles and represented 10.7% of Net sales in 2011. Our pillows provide plush and pressure-relieving comfort as the temperature sensitive material molds to the body.

Other Products

    Our other products represented 22.7% of our Net sales in 2011. This category includes foundations used to support our mattress products, adjustable bed bases and many other types of offerings including a variety of cushions and other comfort products.

Marketing and Sales

We primarily sell at wholesale through three distinct channels: Retail, Healthcare and Third party. We market directly to consumers in the U.S. and certain International markets through our Direct channel. Our marketing strategy is to increase consumer awareness of the benefits of our products and to further associate our brand name with better overall sleep and premium quality products. Throughout 2011, consistent with our strategy, we made additional investments in advertising to increase brand awareness to drive future growth in certain key North American and International markets. In the U.S., we continue to invest in our “Ask Me”™ media campaign. Internationally, the “Weightless” media campaign was successfully launched in 2011. In 2012, we will expand our advertising to additional key markets in North America, and further expand our “Weightless” media campaign to additional International markets.

    In 2010, we also introduced a product segmentation strategy, which groups our products into collections with multiple models and price points, differentiated by functionality and specifications. In 2011, we introduced a new product segment in North America titled the TEMPUR®-Contour Collection, which replaced the TEMPUR® Collection, and launched the TEMPUR-Cloud® Collection in the International segment. Our North American product segments include TEMPUR®-Contour, TEMPUR®-HD and TEMPUR-Cloud®  collections. We recently launched the TEMPUR-Simplicity™ collection in North America, which features mattress offerings for all product segments. Our International product segments include TEMPUR®, TEMPUR®-Sensation, and TEMPUR-Cloud® collections.

Retail

The Retail channel sells to furniture and bedding retailers and department stores, among others. Our Retail channel represented 87.8% of Net sales in 2011. Our top five customers for the years ended December 31, 2011 and 2010 accounted for approximately 20.0% of our Net sales, and accounted for approximately 18.9% of our Net sales for the year ended December 31, 2009. The loss of one or more of these customers could negatively impact our profitability.

Direct

The Direct channel sells directly to consumers through our call center operations and the internet in the U.S. and the United Kingdom, as well as our company-owned stores in certain international subsidiaries. Our direct response program targets customers in these markets through television, radio, home mailings, magazine, and newspaper product offering advertisements. Our Direct channel represented 7.1% of Net sales in 2011.

Healthcare

The Healthcare channel sells to hospitals, nursing homes, healthcare professionals and medical retailers that utilize our products to treat patients, or may recommend or sell them to their clients. In addition, in the U.S. we are partnering with healthcare vendors in a sales method whereby the vendors integrate our TEMPUR® material into their products to improve patient comfort and wellness. These healthcare partners market our joint product offerings through established distribution channels. This channel represented 2.4% of Net sales in 2011.

Third party

Third party sales represented 2.7% of Net sales in 2011. We utilize third party distributors to serve markets that are currently outside the range of our wholly-owned subsidiaries. Our approach to these developing markets has allowed us to build sales, marketing and brand awareness with minimal capital risk. We have entered into arrangements with third party distributors located in approximately 60 countries. As these markets mature we may seek to convert these third party relationships into wholly-owned subsidiaries.

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

Research and Development

Our research and development center located in Duffield, Virginia conducts technology and product development and product testing. Our Aarup, Denmark research and development center conducts technology and product development. Research and development expenses were $9.9 million, $7.4 million and $6.5 million in 2011, 2010 and 2009, respectively.

Competition

The mattress and pillow industries are highly competitive. Participants in the mattress and pillow industries have traditionally competed primarily based on price. Our premium mattresses compete with a number of different types of premium and standard mattress alternatives, including innerspring mattresses, foam mattresses, waterbeds, futons, air beds and other air-supported mattresses that are sold through a variety of channels, including furniture and bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs. The pillow industry is characterized by a large number of competitors, none of which is dominant.

The standard mattress market in the U.S. is dominated by manufacturers of innerspring mattresses, with three nationally recognized brand names: Sealy, Serta and Simmons. These three competitors also offer premium innerspring mattresses and collectively have a significant share of the premium mattress market in the U.S. Select Comfort Corporation competes in the non-spring mattress market and focuses on the air mattress market segment. The balance of the mattress market in the U.S. is served by a large number of other manufacturers, primarily operating on a regional basis. Many of these competitors and, in particular, the three largest brands of innerspring mattresses named above, have significant financial, marketing and manufacturing resources, strong brand name recognition, and sell their products through broader and more established distribution channels. During the past several years, a number of our competitors, including Sealy, Serta and Simmons, have offered viscoelastic mattress and pillow products, including several new prominent product introductions in 2011.

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

As of December 31, 2011, we held trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. TEMPUR® and Tempur-Pedic® are trademarks registered with the United States Patent and Trademark Office. In addition, we have U.S. applications pending for additional marks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the mark remains in use.

Governmental Regulation

Our operations are subject to state, local and foreign consumer protection and other regulations relating to the mattress and pillow industry. These regulations vary among the states and countries in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. The U.S. Consumer Product Safety Commission has adopted rules relating to fire retardancy standards for the mattress industry. Many foreign jurisdictions also regulate fire retardancy standards. Future changes to these standards may require modifications to our products to comply with these additional standards. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products. We have made and will continue to make capital and other expenditures necessary to comply with all these requirements, currently these expenditures are immaterial to our financial results. We believe that we are in material compliance with the applicable federal, state, local and foreign rules and regulations governing our business.

Employees

As of December 31, 2011, we had approximately 1,800 employees, with approximately 800 in North America, 300 in Denmark and 700 in the rest of the world. Certain of our employees in Denmark are covered by a government labor union contract as required by Danish law. None of our U.S. employees are covered by a collective bargaining agreement. We believe our relations with our employees are generally good.

Executive Officers of the Registrant

Certain information concerning our executive officers as of the date of this report are set forth below. There are no family relationships between any of the persons listed below, or between any of such persons and any of our directors or any persons nominated or chosen by us to become a director or executive officer.

Name	Age	Position
Mark Sarvary	52	President and Chief Executive Officer

Dale E. Williams	49	Executive Vice President and Chief Financial Officer

Richard W. Anderson	51	Executive Vice President and President, North America

Matthew D. Clift	52	Executive Vice President of Global Operations

Lou H. Jones	61	Executive Vice President, General Counsel and Secretary

David Montgomery	51	Executive Vice President and President of International Operations

Brad Patrick	47	Executive Vice President and Chief Human Resources Officer

Bhaskar Rao	46	Chief Accounting Officer and Senior Vice President Finance

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

Brad Patrick joined Tempur-Pedic International in September 2010 and serves as Executive Vice President and Chief Human Resources Officer. From 2005 to September 2010, Mr. Patrick was employed by the Sara Lee Corporation where he served as Senior Vice President of Human Resources. Mr. Patrick was employed by The Gillette Company from 2004 to 2005, which later became part of The Procter & Gamble Company, Delta Air Lines from 2000 to 2004 and Frito Lay, Inc. from 1988 to 2000 where he held several senior human resources positions. Mr. Patrick received his B.A. from the University of Kentucky with an emphasis in Personnel and Industrial Relations.

    Bhaskar Rao joined Tempur-Pedic International in January 2004 and since April 2011 has served as Senior Vice President Finance and Chief Accounting Officer. From February 2010  to April 2011, Mr. Rao served as Senior Vice President of Strategic Planning and Corporate Development and Chief Accounting Officer. From May 2006 to February 2011, Mr. Rao served as Vice President of Strategic Planning and Chief Accounting Officer. From October 2005 to May 2006, Mr. Rao served as Vice President of Strategic Planning. From January 2004 to October 2005, he served as Director of Financial Planning and Analysis. From 2002 until December 2003, Mr. Rao was employed by Ernst & Young LLP as a Senior Manager in the assurance and business advisory group.  Mr. Rao was employed by Arthur Andersen LLP from 1994 until 2002.  Mr. Rao graduated from Bellarmine University with B.A. degrees in Accounting and Economics. Mr. Rao is also a Certified Public Accountant.

ITEM 1A. RISK FACTORS

    The following risk factors and other information included in this report should be carefully considered. Please also see “Special Note Regarding Forward-Looking Statements” on page i.

Unfavorable economic and market conditions could reduce our sales and profitability and as a result, our operating results may be adversely affected.

Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. Although demand in the U.S. mattress industry, and in our business particularly, improved in 2011, the U.S. macroeconomic environment remains uncertain and was the primary factor in a slowdown in the mattress industry starting in 2008. In addition, our International segment experienced weakening as a result of general business and economic conditions. The global economy remains unstable, and we expect the economic environment to continue to be challenging as continued economic uncertainty has generally given households less confidence to make discretionary purchases.

In particular, the financial crisis that affected the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and volatility in credit, equity and fixed income markets. There could be a number of other effects from these economic developments on our business, including reduced consumer demand for products; insolvency of our customers, resulting in increased provisions for credit losses; insolvency of our key suppliers resulting in product delays; inability of retailers and consumers to obtain credit to finance purchases of our products; decreased consumer confidence; decreased retail demand, including order delays or cancellations; and counterparty failures negatively impacting our treasury operations.

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

Our sales growth is dependent upon our ability to implement strategic initiatives and actions taken to increase sales growth may not be effective.

    Our ability to generate sales growth is dependent upon a number of factors, including the following:

●	our ability to continuously improve our products to offer new and enhanced consumer benefits and better quality;

●	our recent product launches significantly increased Net sales; however, future product launches may not be as successful;

●	the effectiveness of our advertising campaigns and other marketing programs in building product and brand awareness, driving traffic to our distribution channels and increasing sales;

●	our ability to continue to successfully execute our strategic initiatives;

●	the level of consumer acceptance of our products; and

●	general economic factors that negatively impact consumer confidence, disposable income or the availability of consumer financing.

    Over the last few years, we have had to manage our business both through periods of rapid growth and the uncertain economic environment. A source of our growth within this time frame has been through expanding distribution of our products into new stores, principally furniture and bedding retail stores in the U.S. Our products are currently sold in approximately 7,900 furniture and bedding retail stores in North America, and our plan is to increase our total penetration to a total of 9,000 to 10,000 over the long term. Our products are sold in approximately 5,200 retail stores internationally, out of a total of 8,000 that have been identified as appropriate targets. Some of these retail stores may undergo restructurings, experience financial difficulty or realign their affiliations, which could decrease the number of stores that carry our products. Our sales growth will increasingly depend on our ability to generate additional sales in our existing accounts in the Retail channel. If we are unable to increase product sales in our existing retail accounts at a sufficient rate overall, our Net sales growth could slow, which could adversely affect the price of our common stock.

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

    Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. Our premium mattresses compete with a number of different types of mattress alternatives, including standard innerspring mattresses, viscoelastic mattresses, foam mattresses, waterbeds, futons, air beds and other air-supported mattresses.  These alternative products are sold through a variety of channels, including furniture and bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials and catalogs.

    Our largest competitors have significant financial, marketing and manufacturing resources. They enjoy strong brand name recognition, and sell their products through broad and well established distribution channels. Additionally, a number of our significant competitors offer non-innerspring mattress and viscoelastic pillow products. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results.  The pillow industry is characterized by a large number of competitors, none of which are dominant, but many of which have greater resources than us.

Because we depend on our significant customers, a decrease or interruption in their business with us would reduce our sales and profitability.

    Our top five customers, collectively, accounted for approximately 20.0% of our Net sales for the year ended December 31, 2011. Many of our customer arrangements are by purchase order or are terminable at will at the option of either party. We expect that some of our retailers may consolidate, undergo restructurings or reorganizations, experience financial difficulty, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell our products to them on favorable terms, if at all. A substantial decrease or interruption in business from our significant customers could result in the loss of future business and could reduce our liquidity and profitability.

We are subject to fluctuations in the cost of raw materials, and increases in these costs would reduce our liquidity and profitability.

    The major raw materials that we purchase for production are chemicals and proprietary additives, which are influenced by oil prices. The price and availability of these raw materials are subject to market conditions affecting supply and demand. We experienced increases in the price of certain raw materials during 2011 and, we expect to encounter inflationary costs for raw materials in 2012. To the extent we are unable to absorb those higher costs, or pass any such higher costs to our customers, our gross profit margin could be negatively affected, which could result in a decrease in our liquidity and profitability.

We are subject to a pending tax proceeding in Denmark, and an adverse decision would reduce our liquidity and profitability.

During the fourth quarter of 2007, we received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years and an assessment with respect to the 2004 tax year during the third quarter of 2010, and an assessment with respect to the 2005 tax during the second quarter of 2011.  The tax assessments relate to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $103.1 million including interest and penalties.  We filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  During the third quarter of 2008, we filed the Bilateral APA with the IRS and the Danish Tax Authority. The IRS began analyzing the Bilateral APA in the first quarter of 2009 and completed their review during the fourth quarter of 2010. The U.S. and Danish competent authorities met to discuss the Company’s Bilateral APA during the first quarter 2011 and fourth quarter 2011. An adverse decision could reduce or impair our liquidity and profitability.

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

Our ability to service our indebtedness depends on our ability to maintain our profitability. We may not be able to maintain our profitability on a quarterly or annual basis in future periods. Further, our profitability will depend upon a number of factors, including without limitation:

●	general economic conditions in the markets in which we sell our products and the impact on consumers and retailers;

●	the level of competition in the mattress and pillow industry;

●	our ability to align our cost structure with sales in the existing economic environment;

●	our ability to effectively sell our products through our distribution channels in volumes sufficient to drive growth and leverage our cost structure and advertising spending;

●	our ability to reduce costs;

●	our ability to absorb fluctuations in commodity costs;

●	our ability to maintain efficient, timely and cost-effective production and utilization of our manufacturing capacity;

●	our ability to successfully identify and respond to emerging trends in the mattress and pillow industry; and

●	our ability to maintain public association of our brand with premium products, including overcoming any impact on our brand caused by some of our customers seeking to sell our products at a discount to our recommended price.

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

Approximately 29.1% of our Net sales were generated by our International segment for the year ended December 31, 2011. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates.  We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic International subsidiaries and their customers and suppliers, as well as among certain Tempur-Pedic International subsidiaries.  The hedging transactions may not succeed in managing our foreign currency exchange rate risk. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” in Part II of this report.

Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies.  We do not enter into hedging transactions to hedge this risk.  Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Our outlook for 2012 assumes modest unfavorable currency exchange rates versus the full year ended December 31, 2011. Should currency rates change sharply, our results could be negatively impacted.   See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exposures” in Part II of this report.

We are subject to risks from our international operations, such as increased costs, which could impair our ability to compete and our profitability.

We currently conduct international operations in our 20 wholly-owned subsidiaries and our products are sold in approximately 80 countries. We generated approximately 29.1% of our Net sales from our International segment during the year ended December 31, 2011, and we continue to pursue additional international opportunities.  Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariffs and other tax increases, fluctuations in exchange rates, inflation and unstable political situations and labor issues.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks, and this loss of a competitive advantage could decrease our profitability and liquidity.

            We rely on trade secrets to protect the design, technology and function of our TEMPUR® material and our products. To date, we have not sought U.S. or international patent protection for our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing viscoelastic material and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own several patents on aspects of our products and have patent applications pending on aspects of our products and manufacturing processes. However, the principal product formula and manufacturing processes for our TEMPUR® material and our products are not patented and we must maintain these as trade secrets in order to protect this intellectual property. We own U.S. and foreign registered trade names and servicemarks and have applications for the registration of trade names and servicemarks pending domestically and abroad. We also license certain intellectual property rights from third parties.

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

            Part of our North American marketing and advertising strategy in certain North American channels focuses on providing up to a 120-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the years ended December 31, 2011 and 2010, we had approximately $46.7 million and $44.6 million in returns for a return rate of approximately 4.6% and 5.8%, respectively, of our Net sales in North America. As we expand our sales, our return rates may not remain within our historical levels. A downturn in general economic conditions may also increase our product return rates. An increase in return rates could significantly impair our liquidity and profitability.

We also currently provide our customers with a limited, pro-rata 20-year warranty on mattresses sold in North America and a limited, pro-rata 15-year warranty on mattresses sold in the International segment. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many of which are fairly early in their product life cycles. We also provide 2-year to 3-year warranties on pillows.

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

We are subject to interest rate risk in connection with the variable rate debt under our credit facility (Senior Credit Facility). Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $3.4 million for each 1.0% increase in interest rates. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” in Part II of this report.

Our leverage may limit our flexibility and increase our risk of default.

            As of December 31, 2011, we had $585.0 million in total Long-term debt outstanding. In addition, as of December 31, 2011, our Stockholders’ Equity was $30.8 million. During 2011 we repurchased a total of $368.5 million in common stock pursuant to stock repurchase authorizations approved by our Board of Directors. We funded the repurchases in part through borrowings under our Senior Credit Facility, which increased our leverage. On January 23, 2012, the Company's Board of Directors terminated the remaining authority under the July 2011 authorization, as amended in October 2011, and approved a new share repurchase authorization of up to $250.0 million of the Company's common stock.

Our degree of leverage could have important consequences to our investors, such as:

●	limiting our ability to obtain additional financing we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements; and

●	requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, which would reduce the availability of cash flow to fund working capital, capital expenditures, product development, acquisitions and other corporate requirements.

In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities. Our failure to comply with these covenants may result in an event of default. If such event of default is not cured or waived, we may suffer adverse effects on our operations, business or financial condition, including acceleration of our debt. For further discussion regarding our debt covenants and compliance, see “ITEM 7. Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources” in Part II of this report.

Loss of suppliers and disruptions in the supply of our raw materials could increase our costs of sales and reduce our ability to compete effectively.

We acquire chemicals and proprietary additives from a number of suppliers with manufacturing locations around the world. If we were unable to obtain chemicals and proprietary additives from these suppliers, we would have to find replacement suppliers. Any substitute arrangements for chemicals and proprietary additives might not be on terms as favorable to us. In addition, we continue to outsource the procurement of certain goods and services, particularly mattress and pillow covers and adjustable bed bases, from suppliers in foreign countries.  If we were no longer able to outsource through these suppliers, we could source it elsewhere, perhaps at a higher cost.  In addition, if one of our major suppliers, or several of our suppliers, declare bankruptcy or otherwise cease operations, our supply chain could be materially disrupted.  We maintain relatively small supplies of our raw materials and outsourced goods at our manufacturing facilities, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales or could cause an increase in our cost of sales, either of which could decrease our liquidity and profitability.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology could harm our ability to effectively operate our business.

Our ability to effectively manage our business depends significantly on our information systems. The failure of our current systems, or future upgrades, to operate effectively or to integrate with other systems, or a breach in security of these systems could cause reduced efficiency of our operations, and remediation of any such failure, problem or breach could reduce our liquidity and profitability.

We produce our products in three manufacturing facilities, and unexpected equipment failures, delays in deliveries or catastrophic loss delays may lead to production curtailments or shutdowns.

    We manufacture our products at our three facilities: in Aarup, Denmark, Duffield, Virginia and Albuquerque, New Mexico. An interruption in production capabilities at any of these plants as a result of equipment failure could result in our inability to produce our products, which would reduce our sales and earnings for the affected period. For example, we produce pillows for our North American segment only at our Duffield, Virginia facility. An interruption in pillow production capabilities at this plant could result in a disruption of pillow distribution to the market.  In addition, we generally deliver our products only after receiving the order from the customer or the retailer and thus do not hold significant levels of inventories. In the event of a disruption in production at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. For example, a third party carrier could potentially be unable to deliver our products within acceptable time periods due to a labor strike or other disturbance in its business. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and affect our profitability. We have introduced new distribution programs to increase our ability to deliver products on a timely basis, but if we fail to deliver products on a timely basis, we may lose sales which could decrease our liquidity and profitability. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Despite the fact that we maintain insurance covering the majority of these risks, we may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss.

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

As of December 31, 2011, we had approximately 1,800 full-time employees, with approximately 800 in North America, 300 in Denmark and 700 in the rest of the world. Certain of our employees in Denmark are under a government labor union contract, but those in the U.S. are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our Net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

            Our products and our marketing and advertising programs are and will continue to be subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission and the U.S. Food and Drug Administration. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products. Compliance with these regulations may have an adverse effect on our business. For example, the U.S. Consumer Product Safety Commission has adopted rules relating to fire retardancy standards for the mattress industry. We developed product modifications that allow us to meet these standards. Required product modifications have added cost to our products. Many foreign jurisdictions also regulate fire retardancy standards, and changes to these standards and changes in our products that require compliance with additional standards would raise similar risks.

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

Our retail pricing policies are subject to antitrust regulations in the U.S. and abroad. If antitrust regulators in any jurisdiction in which we do business initiate investigations into or challenge our pricing or advertising policies, our efforts to respond could force us to divert management resources and we could incur significant unanticipated costs. If such an investigation were to result in a charge that our practices or policies were in violation of applicable antitrust or other laws or regulations, we could be subject to significant additional costs of defending such charges in a variety of venues and, ultimately, if there were a finding that we were in violation of antitrust or other laws or regulations, there could be an imposition of fines, and damages for persons injured, as well as injunctive or other relief. Any requirement that we pay fines or damages could decrease our liquidity and profitability, and any investigation or claim that requires significant management attention or causes us to change our business practices could disrupt our operations or increase our costs, also resulting in a decrease in our liquidity and profitability. An antitrust class action suit against us could result in potential liabilities, substantial costs and the diversion of our management’s attention and resources, regardless of the outcome. See ITEM 3, “Legal Proceedings” in Part I of this report.

Our stock price is likely to continue to be volatile, your investment could decline in value, and we may incur significant costs from class action litigation.

    The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations. The trading price of our common stock may fluctuate significantly in response to various factors, including but not limited to:

●	actual or anticipated variations in our quarterly operating results, including those resulting from seasonal variations in our business;

●	general economic conditions, such as unemployment, changes in short-term and long-term interest rates and fluctuations in both debt and equity capital markets;

●	introductions or announcements of technological innovations or new products by us or our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to patent, or otherwise protect, our products and technologies;

●	changes in estimates by securities analysts of our financial performance;

●	stock repurchase programs;

●	bankruptcies of any of our major customers;

●	conditions or trends in the premium bedding industry, or the mattress industry generally;

●	additions or departures of key personnel;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	announcements by our competitors of their quarterly operating results or announcements by our competitors of their views on trends in the bedding industry;

●	regulatory developments in the U.S. and abroad;

●	economic and political factors;

●	public announcements or filings with the SEC indicating that significant stockholders, directors or officers are selling shares of our common stock; and

●	the declaration or suspension of a cash dividend.

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

            The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of January 27, 2012, there were 63.8 million shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties.

In addition, up to approximately 18.5 million shares of our common stock are reserved for grants under our 2002 Stock Option Plan, our Amended and Restated 2003 Equity Incentive Plan, as amended and our 2003 Employee Stock Purchase Plan. As of December 31, 2011, approximately 4.4 million equity awards are outstanding and 2.9 million are available for future grants. The Company has filed registration statements with the SEC with respect to these shares and stockholders can sell these shares in the public market upon issuance, subject to restrictions under the securities laws and any applicable lock-up agreements.

We have stockholders who presently beneficially own more than 5% of our outstanding capital stock. Sales or other dispositions of our shares by these major stockholders may depress our stock price.

Our current directors, officers and their affiliates own a large percentage of our common stock and could limit you from influencing corporate decisions.

As of January 27, 2012 our executive officers, directors, and their respective affiliates own, in the aggregate, approximately 4% of our outstanding common stock on a fully diluted basis, after giving effect to the vesting of all unvested options.  These stockholders, as a group, are able to influence all matters requiring approval by our stockholders, including mergers, sales of assets, the election of directors, and approval of other significant corporate transactions, in a manner with which you may not agree or that may not be in your best interest.  In addition, we have stockholders who own more than 5% of our outstanding common stock, and as a result, may be able to influence matters requiring the approval of stockholders and the approval of other significant corporate transactions.

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

    These provisions include:

●	our ability to issue preferred stock with rights senior to those of the common stock without any further vote or action by the holders of our common stock;

●	the requirements that our stockholders provide advance notice when nominating our directors; and

●	the inability of our stockholders to convene a stockholders’ meeting without the chairperson of the board, the president, or a majority of the board of directors first calling the meeting.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our products are sold in approximately 80 countries and we have wholly-owned subsidiaries in 22 countries, including our wholly-owned subsidiaries that own our manufacturing facilities in Denmark and the U.S. The following table sets forth certain information regarding our principal facilities at December 31, 2011.

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

    In addition to the properties listed above, we have 33 facilities in 13 countries under leases with one to ten year terms. The manufacturing facility in Albuquerque, New Mexico is leased as part of the related industrial revenue bond financing. We have an option to repurchase the property for one dollar upon termination of the lease.

    We believe that our existing properties are suitable for the conduct of our business, are adequate for our present needs and will be adequate to meet our future needs. In addition, we began construction of our new corporate headquarters in October 2011, which we expect to be completed during the fourth quarter of 2012.

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

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our sole class of common equity is our $0.01 par value common stock, which trades on the New York Stock Exchange (NYSE) under the symbol “TPX.” Trading of our common stock commenced on the NYSE on December 18, 2003. Prior to that time, there was no public trading market for our common stock.

    The following table sets forth the high and low sales prices per common share, at closing, of our common stock as reported by the NYSE and cash dividends paid per common share for the fiscal periods indicated.

	Price Range
	High	Low	Cash Dividend Per Common Share
Fiscal 2010
First Quarter	$31.15	$24.43	$—
Second Quarter	35.79	29.65	—
Third Quarter	32.76	26.01	—
Fourth Quarter	40.62	26.88	—

Fiscal 2011
First Quarter	$50.74	$39.40	$—
Second Quarter	67.97	50.99	—
Third Quarter	72.24	51.32	—
Fourth Quarter	69.82	48.69	—

    As of December 31, 2011, we had approximately 123 shareholders of record of our common stock.

Dividends

    The Company did not pay any dividends in 2011 or 2010. The decision to pay a dividend in future periods is reviewed by our Board of Directors on a periodic basis.

Equity Compensation Plan Information

    The following table sets forth equity compensation plan information as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2002 Stock Option Plan (1)	8,869	$2.86	—
2003 Equity Incentive Plan (2)	4,436,475	16.89	2,802,428
2003 Employee Stock Purchase Plan (3)	—	—	141,599
Equity compensation plans not approved by security holders	—	—	—
Total	4,445,344	$16.85	2,944,027

(1)	In December 2003, our Board of Directors adopted a resolution that prohibited further grants under the 2002 Stock Option Plan.

(2)	The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the 2003 Equity Incentive Plan includes 185,296 of restricted stock units and deferred stock units. Additionally, this number includes 853,404 performance restricted stock units which reflects a maximum payout of the awards granted. These restricted, deferred and performance restricted stock units are excluded from the weighted average exercise price calculation above.

(3)	Shares under the 2003 Employee Stock Purchase Plan allows eligible employees to purchase our common stock annually over the course of two semi-annual offering periods at a price of no less than 85% of the price per share of our common stock. This plan is an open market purchase plan and does not have a dilutive effect. Effective February 1, 2010, we suspended offerings under the ESPP indefinitely.

See Note 9 to the Consolidated Financial Statements for information regarding the material features of each of the above plans.

Issuer Purchases of Equity Securities

During 2011, we purchased 6.5 million shares of our common stock for a total cost of $368.5 million pursuant to authorizations made by our Board of Directors. On January 23, 2012, our Board of Directors terminated the remaining authority under the July 2011 authorization, as amended in October 2011, and approved a new share repurchase authorization of up to $250.0 million of our common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our Senior Credit Facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

    The following table sets forth purchases of our common stock for the three months ended December 31, 2011:

Period	(a) Total number of share purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2011 – October 31, 2011	—	—	—	—
November 1, 2011 – November 30, 2011	2,097,281	$51.21	2,097,281	$80.0
December 1, 2011 – December 31, 2011	162,975	51.17	162,975	71.5
Total	2,260,256		2,260,256

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

The following table compares cumulative shareholder returns for the Company over the last five years to the Standard & Poor’s (S&P) 500 Stock Composite Index, and a peer group. The S&P 500 Composite Index is a capitalization weighted index of 500 stocks intended to be a representative sample of leading companies in leading industries within the U.S. economy, and are chosen for market size, liquidity and industry group representation. We believe the peer group closely reflects our business and, as a result, provides meaningful comparison of stock performance.

The peer issuers included in this graph are set forth below:

Callaway Golf Company	Herman Miller Inc.	Steelcase Inc.
Coach, Inc.	Krispy Kreme Doughnuts, Inc.	Tempur-Pedic International Inc.
Columbia Sportswear Company	Nautilus, Inc.	Tiffany & Co.
Ethan Allen Interiors Inc.	Ralph Lauren Corp.	Tupperware Brands Corp.
Fossil, Inc.	Quiksilver, Inc.
Harman International Industries Inc.	Select Comfort Corp.

    The comparison for each of the periods assumes that $100 was invested on December 31, 2006 in our common stock, the stocks included in the S&P 500 Composite Index and the stocks included in each peer group index and that all dividends were reinvested. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/2006	12/2007	12/2008	12/2009	12/2010	12/2011
Tempur-Pedic International, Inc.	$100.00	$128.36	$35.75	$119.14	$201.98	$264.85
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	86.58	45.97	81.42	122.25	134.34

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. We have derived our statements of income and balance sheet data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 from our audited financial statements. Our financial statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 are included in ITEM 15, “Exhibits and Financial Statement Schedules” in Part IV of this report.

(In thousands, except par share amounts)
Statement of Income Data:	2011	2010	2009	2008	2007
Net sales	$1,417,938	$1,105,421	$831,156	$927,818	$1,106,722
Cost of sales	674,848	549,994	437,414	526,861	571,896
Gross profit	743,090	555,427	393,742	400,957	534,826
Operating expenses	402,559	309,525	248,797	267,093	290,712
Operating income	340,531	245,902	144,945	133,864	244,114
Interest expense, net	(11,948)	(14,501)	(17,349)	(25,123)	(30,484)
Other (expense) income, net	(192)	(536)	441	(1,319)	(756)
Income before income taxes	328,391	230,865	128,037	107,422	212,874
Income tax provision	108,783	73,720	43,044	48,554	71,415
Net income	$219,608	$157,145	$84,993	$58,868	$141,459

Balance Sheet Data (at end of period):
Cash and cash equivalents	$111,367	$53,623	$14,042	$15,385	$33,315
Total Assets	828,640	716,003	643,379	646,531	806,432
Total debt	585,000	407,000	297,470	419,341	602,044
Total Stockholders' Equity	30,791	126,033	172,293	72,443	48,138

Other Financial and Operating Data:
Dividends per common share	$—	$—	$—	$0.24	$0.30
Depreciation and amortization(1)	50,988	43,969	40,213	40,797	40,142
Net cash provided by operating activities	248,706	184,122	134,986	198,394	126,361
Net cash used by investing activities	(36,076)	(37,517)	(14,303)	(5,368)	(22,871)
Net cash used by financing activities	(148,870)	(106,376)	(118,721)	(200,150)	(87,642)
Basic earnings per common share	3.27	2.23	1.13	0.79	1.77
Diluted earnings per common share	3.18	2.16	1.12	0.79	1.74
Capital expenditures	29,466	18,141	14,303	10,494	16,149

(1)
Includes $16.7 million, $11.6 million, $8.8 million, $8.0 million, and $6.7 million in non-cash stock-based compensation expense related to restricted stock units, performance restricted stock units, deferred stock units and stock options in 2011, 2010, 2009, 2008, and 2007, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “ITEM 6. Selected Financial Data” in Part I of this report and the audited consolidated financial statements and accompanying notes thereto included elsewhere in this report. Unless otherwise noted, all of the financial information in this report is consolidated financial information for the Company.  The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and “ITEM 1A. Risk Factors” in Part I of this report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for Tempur-Pedic International for the years ended December 31, 2011, 2010 and 2009 including the following topics:

●	An overview of our business and strategy;

●	Our Net sales and costs in the periods presented as well as changes between periods;

●	Discussion of new initiatives that may affect our future results of operations and financial condition;

●	Expected future expenditures for capital projects and sources of liquidity for future operations; and

●	The effect of the foregoing on our overall financial performance and condition, as well as factors that could affect our future performance.

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

    We sell our premium mattresses and pillows through four distribution channels in each operating business segment: Retail (furniture and bedding, non-spring and department stores); Direct (direct response, internet and company-owned stores); Healthcare (hospitals, nursing homes, healthcare professionals and medical retailers); and Third party distributors in countries where we do not sell directly through our own subsidiaries.

In our International segment certain of our subsidiaries sell directly through company-owned stores. Prior to 2011, these sales have not been material and were reported through our Retail channel. In 2011, and consistent with our growth initiatives, we are reporting company-owned stores in the International segment within the Direct channel. Prior period amounts have been reclassified to conform to the 2011 presentation of Net sales, by channel and by segment. These changes do not impact previously reported International segment Net sales totals.

Business Segments. We have two reportable business segments: North America and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The North American operating segment consists of two U.S. manufacturing facilities and our North American distribution subsidiaries. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the North American operating segment. We evaluate segment performance based on Net sales and Operating income.

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

●	Make sure everyone knows that they would sleep better on a Tempur-Pedic® mattress – we plan to continue to invest in our global brand awareness through advertising campaigns that further associate our brand name with overall sleep and premium quality products.

●	Make sure there is a Tempur-Pedic® bed and pillow that appeals to everyone – we plan to continue to maintain our focus on premium mattresses and pillows and regularly introduce new products.

●	Make sure that Tempur-Pedic® products are available to everyone – we plan to expand our points of distribution and the effectiveness of our distribution channels.

●	Make sure that Tempur-Pedic® bedding products continue to deliver the best sleep – we plan to continue to invest in product research and development.

In pursuing these strategic goals, we expect to continue to optimize our cost structure in order to enable these marketing and product development investments.

Results of Operations

Key financial highlights for the year ended December 31, 2011 include:

●	Earnings per common share (EPS) were $3.18 per diluted share compared to $2.16 for the full year 2010.

●	Net sales increased to $1.4 billion compared to $1.1 billion for the full year 2010.

●	Our Gross Profit margin was 52.4% compared to 50.2% for the year ended December 31, 2010.

●	Our Operating income margin was 24.0% compared to 22.2% for the year ended December 31, 2010.

●	During the year ended December 31, 2011, we generated $248.7 million of operating cash flow compared to $184.1 million for the year ended December 31, 2010.

●	During the year ended December 31, 2011, we repurchased 6.5 million shares of our common stock for a total cost of $368.5 million.

    The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of Net sales:

(In thousands, except earnings per share)	Year Ended December 31,
	2011		2010		2009
Net sales	$1,417,938	100.0%	$1,105,421	100.0%	$831,156	100.0%
Cost of sales	674,848	47.6	549,994	49.8	437,414	52.6
Gross Profit	743,090	52.4	555,427	50.2	393,742	47.4
Selling and marketing expenses	276,870	19.5	199,722	18.1	153,440	18.5
General, administrative and other	125,689	8.9	109,803	9.9	95,357	11.5
Operating income	340,531	24.0	245,902	22.2	144,945	17.4
Interest expense, net	(11,948)	(0.8)	(14,501)	(1.3)	(17,349)	(2.1)
Other (expense) income, net	(192)	—	(536)	—	441	0.1
Income before income taxes	328,391	23.2	230,865	20.9	128,037	15.4
Income tax provision	108,783	7.7	73,720	6.7	43,044	5.2
Net income	$219,608	15.5%	$157,145	14.2%	$84,993	10.2%
Earnings per common share:
Diluted	$3.18		$2.16		$1.12
Weighted average common shares outstanding:
Diluted	69,149		72,792		76,048

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in thousands)	2011	2010	2011	2010	2011	2010
Retail	$1,245,592	$953,191	$917,580	$694,725	$328,012	$258,466
Direct	100,088	73,687	75,987	59,668	24,101	14,019
Healthcare	34,060	35,166	11,168	12,290	22,892	22,876
Third party	38,198	43,377	—	5,343	38,198	38,034
	$1,417,938	$1,105,421	$1,004,735	$772,026	$413,203	$333,395

A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in thousands)	2011	2010	2011	2010	2011	2010
Mattresses	$944,349	$735,586	$693,407	$539,199	$250,942	$196,387
Pillows	151,688	130,564	75,569	65,728	76,119	64,836
Other	321,901	239,271	235,759	167,099	86,142	72,172
	$1,417,938	$1,105,421	$1,004,735	$772,026	$413,203	$333,395

Net sales. Net sales for the year ended December 31, 2011 increased to $1.4 billion from $1.1 billion, an increase of $312.5 million, or 28.3%. We believe our revenues have continued gaining momentum primarily as a result of investments made in marketing, the ongoing success of new product introductions and expanding points of distribution. Consolidated Mattress sales increased $208.8 million, or 28.4%, compared to the full year 2010. The increase in Mattress sales occurred primarily in our Retail channel with Net Sales increasing to $1.2 billion from $953.2 million in the same period in 2010, an increase of $292.4 million, or 30.7%. Consolidated Pillow sales increased approximately $21.1 million, or 16.2% compared to the year ended December 31, 2010. Consolidated Other, which primarily includes adjustable bed bases and foundations, increased $82.6 million, or 34.5%. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. Direct sales increased $26.4 million, or 35.8%. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

North America. North American Net sales for the year ended December 31, 2011 increased to $1.0 billion from $772.0 million for the same period in 2010, an increase of $232.7 million, or 30.1%. Our North American Retail channel contributed $917.6 million in Net sales for the twelve months ended December 31, 2011, for an increase of $222.9 million, or 32.1%. The TEMPUR-Cloud® collection continues to be well received by retailers and consumers. This latest generation of proprietary TEMPUR® material was developed for consumers who want a soft sleep surface with the underlying support provided by a Tempur-Pedic mattress. In the second quarter of 2011, we introduced the TEMPUR-Contour® collection of mattresses that replaced our TEMPUR® collection for those consumers who prefer the traditional TEMPUR® feel. Additionally, we believe that our continued advertising investments have had a positive impact on our performance. As a result, North American Mattress sales increased $154.2 million, or 28.6%, over the same period in 2010, driven by the increase in our Retail channel. Net sales in the Direct channel increased by $16.3 million, or 27.3%. We believe increased sales in the Direct channel are a result of our focus on building brand awareness and encouraging consumers to visit our website through our advertisements. The Third Party channel Net Sales decrease is attributable to our April 1, 2010 acquisition of our third-party distributor in Canada. Other Net sales increased $68.7 million, or 41.1%, compared to the same period in 2010. Many of our Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Other products are also impacted. Additionally, we have emphasized adjustable bed bases and are experiencing improved attach rates, which are sold at a higher price point than traditional foundations.

International. International Net sales for the year ended December 31, 2011 increased to $413.2 million from $333.4 million for the same period in 2010, an increase of $79.8 million, or 23.9%. On a constant currency basis, our International sales increased approximately 15.7%. The International Retail channel increased $69.5 million, or 26.9%, for the year ended December 31, 2011. International Retail increased primarily due to the introduction of the TEMPUR-Cloud®, which we believe appeals to a different group of consumers, in our International markets. Additionally, Retail incresed due to expanding points of distribution, investments in our brand awareness and growth in key customers. As a result, International Mattress sales in 2011 increased $54.6 million, or 27.8%, compared to 2010. Pillow sales in 2011 increased $11.3 million, or 17.4%, as compared to 2010. Other product Net sales increased $14.0 million, or 19.4%, as compared to 2010. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted.

    Gross profit. Gross profit for the year ended December 31, 2011 increased to $743.1 million from $555.4 million for the same period in 2010, an increase of $187.7 million, or 33.8%. Gross profit margin for the year ended December 31, 2011 was 52.4%, as compared to 50.2% in the same period of 2010. Our Gross profit margin is impacted by, among other factors, geographic mix between segments. Additionally, our gross profit margin includes a royalty paid by the North American segment to our International segment based on production volume, which has the effect of lowering the North American segment’s reported Gross profit margin, and increasing the International segment’s reported Gross profit margin. Costs associated with Net sales are recorded in Cost of sales. Costs of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. The principal factors that impacted Gross profit margin during the year are identified and discussed below in the respective segment discussions.

North America. North American Gross profit for the year ended December 31, 2011 increased to $499.8 million from $358.3 million for the same period in 2010, an increase of $141.5 million, or 39.5%. The Gross profit margin in our North American segment was 49.7% and 46.4% for the year ended December 31, 2011 and 2010, respectively. Improvements in our North American Gross profit margin were primarily driven by our productivity programs, which generated improved efficiencies in manufacturing and distribution, favorable mix and fixed cost leverage related to higher volumes. These factors were partially offset by higher commodity costs and floor model discounts related to new product launches. Our North American Cost of sales increased to $504.9 million for the year ended December 31, 2011 as compared to $413.7 million for the year ended December 31, 2010, an increase of $91.2 million, or 22.0%.

International. International Gross profit for the year ended December 31, 2011 increased to $243.3 million from $197.1 million for the same period in 2010, an increase of $46.2 million, or 23.4%. The Gross profit margin in our International segment was 58.9% and 59.1% for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, the decrease in our International Gross profit margin was primarily driven by higher commodity costs and strategic investments, including an information technology upgrade at our manufacturing facility in Denmark during the third quarter of 2011 and floor model discounts related to new product launches. During the last six months of the year ended December 31, 2011, we experienced increased demand for our new products which, in combination with temporary productivity issues arising from the information technology upgrade, resulted in decreased inventory levels. As a result, we shipped product from North America thereby incurring incremental freight costs. These factors were partially offset by improved efficiencies in manufacturing, favorable mix and fixed cost leverage related to higher production volumes. Our International Cost of sales for the year ended December 31, 2011 increased to $169.9 million, as compared to $136.3 million for the year ended December 31, 2010, an increase of $33.6 million, or 24.7%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, and sales force compensation. We also include in Selling and marketing expense certain new product development costs, including market research and new product testing. Selling and marketing expenses increased to $276.9 million for the year ended December 31, 2011 as compared to $199.7 million for the year ended December 31, 2010, an increase of $77.1 million, or 38.6%. Selling and marketing expenses as a percentage of Net sales increased to 19.5% in 2011, compared to 18.1% for 2010. Our advertising expense for the year ended December 31, 2011 was $148.8 million, or 10.5% of Net sales, compared to $96.6 million, or 8.7%, for the same period in 2010, an increase of $52.2 million, or 54.0%. Our objective is to align advertising expenses with our sales expectations. During 2011, consistent with our strategy, we made additional investments in advertising to increase brand awareness to drive future growth in certain key North American and International markets. All other selling and marketing expenses increased $24.9 million, or 24.2%, which was driven by our increase in Net sales. All other selling and marketing expenses as a percentage of Net sales were approximately 9.0% and 9.3% for the years ended December 31, 2011 and 2010, respectively.

    General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions, and research and development costs. General, administrative and other expenses as a percentage of Net sales was 8.9% for the year ended December 31, 2011 as compared to 9.9% for the same period in 2010. General, administrative and other expenses increased to $125.7 million for the year ended December 31, 2011 as compared to $109.8 million for the year ended December 31, 2010, an increase of $15.9 million, or 14.5%. The increase in General, administrative and other expenses are primarily a result of increased salaries and associated expenses of $11.1 million and fees associated with financing programs in our Direct sales channel of $2.3 million, both of which were driven by our strong operating performance. In addition, incremental investments in information technology of $4.8 million also contributed to this increase. The effects of these items have been partially offset by decreased legal and professional expenses of $4.4 million, driven by costs incurred in 2010 relating to the acquisition of our third party distributor in Canada and strategic research studies. Research and development expenses for the year ended December 31, 2011 were $9.9 million compared to $7.4 million for the same period in 2010, an increase of $2.5 million, or 33.6%. Consistent with our strategy, we continue to invest in research and development in order to improve our existing product line and continue to introduce new and differentiated products.

Interest expense, net. Interest expense, net includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $11.9 million for the year ended December 31, 2011 as compared to $14.5 million for the year ended December 31, 2010, a decrease of $2.6 million, or 17.6%. The decrease in interest expense is primarily attributable to a decrease in the portion of the underlying debt subject to our interest rate swap, which expired on May 31, 2011, offset by an increase in debt outstanding. The interest rate on our variable rate debt was lower than the fixed rate of the interest rate swap.

On August 8, 2011, we entered into a new four-year interest rate swap agreement effective December 30, 2011 to manage interest costs and the risk associated with changing interest rates associated with a portion of the borrowings outstanding under our Senior Credit Facility. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating London Inter-bank Offering Rate (LIBOR) based interest rate to 1.25% on $250.0 million of the outstanding balance as of December 31, 2011 under the Senior Credit Facility, with the outstanding balance subject to the swap expiring on December 30, 2015.

Income before income taxes. Income before income taxes for the year ended December 31, 2011 increased to $328.4 million from $230.9 million for the same period in 2010, an increase of $97.5 million, or 42.2%. North America Income before income taxes for the year ended December 31, 2011 increased to $224.6 million from $137.7 million for the same period in 2010, an increase of $86.9 million, or 63.1%. International Income before income taxes for the year ended December 31, 2011 increased to $103.8 million from $93.2 million for the same period in 2010, an increase of $10.6 million, or 11.4%. The increase in income before income taxes was a result of the items discussed above.

Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations. Our effective tax rate was 33.1% and 31.9% for the years ended December 31, 2011 and 2010, respectively. The increase primarily relates to higher growth in the U.S. market versus other markets.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

    A summary of Net sales, by channel and by segment, is set forth below:
	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in thousands)	2010	2009	2010	2009	2010	2009
Retail	$953,191	$699,008	$694,725	$459,678	$258,466	$239,330
Direct	73,687	52,763	59,668	43,283	14,019	9,480
Healthcare	35,166	36,152	12,290	11,024	22,876	25,128
Third party	43,377	43,233	5,343	11,339	38,034	31,894
	$1,105,421	$831,156	$772,026	$525,324	$333,395	$305,832

    A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in thousands)	2010	2009	2010	2009	2010	2009
Mattresses	$735,586	$549,937	$539,199	$366,925	$196,387	$183,012
Pillows	130,564	107,539	65,728	48,814	64,836	58,725
Other	239,271	173,680	167,099	109,585	72,172	64,095
	$1,105,421	$831,156	$772,026	$525,324	$333,395	$305,832

Net sales. Net sales for the year ended December 31, 2010 increased to $1.1 billion from $831.2 million, an increase of $274.3 million, or 33.0%. In 2009, our industry was affected by an unstable macroeconomic environment which had an adverse impact on our Net sales. However, during 2010, we experienced a significant improvement in Net sales. We believe our revenues gained momentum primarily as a result of investments made in marketing, research and development and new product introductions. We were well positioned to make these investments because we maintained our financial flexibility during the economic downturn. Consolidated Mattress sales increased $185.6 million, or 33.8%, compared to the full year 2009. The increase in Mattress sales occurred primarily in our Retail channel with Net Sales increasing to $953.2 million from $699.0 million in the same period in 2009, an increase of $254.1 million, or 36.3%. Consolidated Pillow sales increased approximately $23.0 million, or 21.4% compared to the twelve months ended December 31, 2009. Consolidated Other, which includes adjustable bed bases, foundations and other related products, increased $65.6 million, or 37.8%. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

North America. North American Net sales for the year ended December 31, 2010 increased to $772.0 million from $525.3 million for the same period in 2009, an increase of $246.7 million, or 47.0%. Our North American Retail channel contributed $694.7 million in Net sales for the twelve months ended December 31, 2010, for an increase of $235.0 million, or 51.1%. The introduction of our new product line, the TEMPUR-Cloud® collection, was well received by retailers and consumers. This latest generation of proprietary TEMPUR® material was developed for consumers who want a soft sleep surface with the underlying support provided by a Tempur-Pedic mattress. During 2009, we launched the first product in the collection, the TEMPUR-Cloud Supreme®. In January 2010, we launched the second mattress in this line, the TEMPUR-Cloud®, and during the third quarter of 2010 we introduced the TEMPUR-Cloud Luxe®. The TEMPUR-Cloud® collection has been extremely successful, and by appealing to a different group of consumers, has greatly increased our target market and accordingly was a significant driver of our Net sales and market share growth in 2010. Additionally, we believe that our “Ask Me”™ advertising campaign has had a positive impact on our performance. As a result, North American Mattress sales increased $172.3 million, or 47.0%, over the same period in 2009, driven by the increase in our Retail channel. Net sales in the Direct channel increased by $16.4 million, or 37.9%. We believe increased sales in the Direct channel are a result of our focus on building brand awareness and encouraging consumers to visit our website through our advertisements. The Third Party channel Net Sales decrease was attributable to our April 1, 2010 acquisition of our third-party distributor in Canada. Pillow sales increased $16.9 million, or 34.6%, over the same period in 2009.  Other Net sales increased $57.5 million, or 52.5%, compared to the same period in 2009. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted. Additionally, we have emphasized and experienced improved attach rates on adjustable bed bases which are sold at a higher price point than traditional foundations.

International. International Net sales for the year ended December 31, 2010 increased to $333.4 million from $305.8 million for the same period in 2009, an increase of $27.6 million, or 9.0%. On a constant currency basis, our International sales increased approximately 10.9%. We experienced some stabilization of the global economic slowdown in our international markets, which impacted Net sales in 2009. Additionally, we added new key customers in certain international markets. The International Retail channel increased $19.1 million, or 8.0%, for the twelve months ended December 31, 2010. International Retail increased primarily because of growing our distribution and from the success of the Sensation mattress. Third party Net sales increased $6.1 million, or 19.3%. The primary factor for the increase in Third party sales was related to improved macroeconomic environments in our significant Third party regions in our International segment. Our introduction of the Sensation mattress line in the International segment has been well accepted by retailers and consumers. As a result, International Mattress sales in 2010 increased $13.4 million, or 7.3%, compared to 2009. Pillow sales in 2010 increased $6.1 million, or 10.4%, as compared to 2009. Other product Net sales increased $8.1 million, or 12.6%, as compared to 2009. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also impacted.

Gross profit. Gross profit for the year ended December 31, 2010 increased to $555.4 million from $393.7 million for the same period in 2009, an increase of $161.7 million, or 41.1%. Gross profit margin for the year ended December 31, 2010 was 50.2%, as compared to 47.4% in the same period of 2009. Our Gross profit margin is impacted by, among other factors, geographic mix between segments. Additionally, our gross profit margin includes a royalty paid by the North American segment to our International segment based on production volume, which has the effect of lowering the North American segment’s reported Gross profit margin, and increasing the International segment’s reported Gross profit margin. The principal factors that impacted Gross profit margin during the year are identified and discussed below in the respective segment discussions.

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

International. International Gross profit for the year ended December 31, 2010 increased to $197.1 million from $171.2 million for the same period in 2009, an increase of $26.0 million, or 15.2%. The Gross profit margin in our International segment was 59.1% and 56.0% for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, improvements in our International Gross profit margin were primarily driven by improved efficiencies in our manufacturing processes and fixed cost leverage related to higher volumes. These factors were partially offset by higher commodity costs. Our International Cost of sales for the year ended December 31, 2010 increased to $136.3 million, as compared to $134.7 million for the year ended December 31, 2009, an increase of $1.6 million, or 1.2%.

Selling and marketing expenses. Selling and marketing expenses increased to $199.7 million for the year ended December 31, 2010 as compared to $153.4 million for the year ended December 31, 2009, an increase of $46.3 million, or 30.2%. Selling and marketing expenses as a percentage of Net sales was relatively flat at 18.1% in 2010, compared to 18.5% for 2009. Our advertising expense for the year ended December 31, 2010 was $96.6 million, or 8.7% of Net sales, compared to $69.3 million, or 8.3%, for the same period in 2009, an increase of $27.3 million. Our objective is to align advertising expenses with our sales expectations. During 2010, we made investments in advertising to drive future growth. For example, our marketing and advertising campaign “Ask Me,”™ which continued in 2010, focuses on increasing awareness of our products and the benefits they offer through word-of-mouth and social networking outlets. All other selling and marketing expenses increased $19.0 million, or 22.6%, which was driven by our increase in Net sales. All other selling and marketing expenses as a percentage of Net sales were approximately 9.3% and 10.1% for the years ended December 31, 2010 and 2009, respectively.

General, administrative and other expenses. General, administrative and other expenses as a percentage of Net sales was 9.9% for the year ended December 31, 2010 as compared to 11.5% for the same period in 2009. General, administrative and other expenses increased to $109.8 million for the year ended December 31, 2010 as compared to $95.4 million for the year ended December 31, 2009, an increase of $14.4 million, or 15.1%. The increase in General, administrative and other expenses were primarily a result of an increase in salaries and associated expenses of $6.3 million and fees associated with financing programs in our Direct sales channel of $4.3 million, both of which were driven by our strong operating performance. In addition, an increase in professional fees related to strategic research studies of $1.9 million and our ongoing investments in information technology of $3.4 million also contributed to this increase. The effects of these items have been partially offset by a decrease in bad debt expense of $5.4 million which reflects the improved condition of our receivables portfolio. Research and development expenses for the year ended December 31, 2010 were $7.4 million compared to $6.5 million for the same period in 2009. In 2010, we increased our investment in research and development in order to improve our existing product line and continue to introduce new and differentiated products.

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

Income before income taxes. Income before income taxes for the year ended December 31, 2010 increased to $230.9 million from $128.0 million for the same period in 2009, an increase of $102.8 million, or 80.3%. North America income before income taxes for the year ended December 31, 2010 increased to $137.7 million from $49.7 million for the same period in 2009, an increase of $88.0 million, or 177.0%. International income before income taxes for the year ended December 31, 2010 increased to $93.2 million from $78.3 million for the same period in 2009, an increase of $14.8 million, or 18.9%. The increase in income before income taxes was a result of the items discussed above.

Income tax provision. Our effective tax rate was 31.9% and 33.6% for the years ended December 31, 2010 and 2009, respectively. The decrease primarily relates to increased benefit associated with certain manufacturing deductions allowable under U.S. law and the release of valuation allowances against deferred tax assets of certain foreign entities.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to the Senior Credit Facility and cash and cash equivalents on hand. Principal uses of funds consist of share repurchases made from time to time pursuant to share repurchase authorizations, payments of principal and interest on our Senior Credit Facility, acquisition of certain former third party distributors, capital expenditures and working capital. At December 31, 2011, we had working capital of $196.3 million, including Cash and cash equivalents of $111.4 million as compared to working capital of $125.2 million including $53.6 million in Cash and cash equivalents as of December 31, 2010. Working capital increased 56.7% for the year ended December 31, 2011 compared to the same period in 2010, primarily related to the growth in our business and cash and cash equivalents in our International segment.

Cash provided by operating activities increased $64.6 million to $248.7 million for the year ended December 31, 2011, as compared to $184.1 million for the same period in 2010. The increase in cash provided by operating activities was due to an increase in Net income of $62.5 million, increased amortization of stock-based compensation of $5.1 million due to the February 2011 grant of performance-based restricted stock units, and an increase in change in operating assets and liabilities of $5.5 million, partially offset by a decrease in deferred taxes of $13.5 million primarily due to the release of valuation allowances recorded against certain net operating losses. The net change in operating assets and liabilities are primarily driven by increased Accounts payable, partially offset by increased levels of Inventory and Accounts receivable, all of which increased to support our growth during 2011.

Cash used in investing activities decreased to $36.1 million for the year ended December 31, 2011 as compared to $37.5 million for the year ended December 31, 2010, a decrease of $1.4 million. The decrease primarily related to the April 2010 acquisition of our former third party distributor in Canada, partially offset by an increase in capital expenditures. In 2011, we made strategic investments, including an information technology upgrade, and capital projects that we believe create long-term operational efficiencies and support future growth.

Cash used by financing activities was $148.9 million for the year ended December 31, 2011 as compared to $106.4 million for the year ended December 31, 2010, representing an increase in cash used of $42.5 million. This increase was primarily related to an increase in share repurchases during the year ended December 31, 2011 of $115.9 million, partially offset by an increase in net borrowings of $67.0 million and an increase in the amount of deductions taken on the Company’s income tax returns for certain stock-based compensation awards exceeding cumulative compensation cost recognized on the financial statements due to increased stock options exercises and the Company’s stock price.

Capital Expenditures

Capital expenditures totaled $29.5 million for the year ended December 31, 2011 and $18.1 million for the year ended December 31, 2010. We currently expect our 2012 capital expenditures to be approximately $50.0 million. This expected increase in capital expenditures in 2012 is attributable to continued strategic investments that we believe will support our plans for continued growth in future periods, including information technology upgrades and a new corporate headquarters in Lexington, Kentucky.

Debt Service

    Our long-term debt increased to $585.0 million as of December 31, 2011 from $407.0 million as of December 31, 2010. After giving effect to $585.0 million in borrowings under the Senior Credit Facility and letters of credit outstanding of $1.0 million, total availability under the Revolvers was $184.0 million as of December 31, 2011. On June 28, 2011, the Company amended and restated its Senior Credit Facility, as amended, which increased the total availability under the facility to an aggregate of $770.0 million, added an option to increase domestic availability by an additional $250.0 million, extended the maturity date to June 28, 2016 and increased the applicable margins and certain fees to current market conditions.

As of December 31, 2011, we are in compliance with our debt covenants. The table below sets forth the calculation of our compliance with the Funded debt to Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) covenant. Both Funded debt and EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt.

Reconciliation of Net income to EBITDA

The following table sets forth the reconciliation of the Company’s reported Net income to the calculation of EBITDA for the twelve months ended December 31, 2011:

Twelve Months Ended
(In thousands)	December 31, 2011
GAAP Net income	$219,608
Plus:
Interest expense	11,948
Income taxes	108,783
Depreciation & amortization	50,988
EBITDA	$391,327

Reconciliation of Total debt to Funded debt

The following table sets forth the reconciliation of the Company’s reported Total debt to the calculation of funded debt and funded debt to EBITDA ratio as of December 31, 2011:

As of
(In thousands)	December 31, 2011
GAAP basis Total debt	$585,000
Plus:
Letters of credit outstanding	990
Funded debt	$585,990
EBITDA	$391,327
Funded debt to EBITDA	1.50 times

    The ratio of Funded debt to EBITDA was 1.50 times, within the covenant of our Senior Credit Facility, which requires this ratio not exceed 3.0 times.

    We provide information regarding EBITDA and Funded debt which are not recognized terms under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. A reconciliation of our Net income to EBITDA and a reconciliation of Total debt to Funded debt have been provided in this Management’s Discussion and Analysis and we believe the use of these non-GAAP financial measures provide investors with additional useful information with respect to our Senior Credit Facility and our compliance with the related debt covenants.

Stockholders’ Equity

Share Repurchase Program. During 2011, we purchased 6.5 million shares of our common stock for a total cost of $368.5 million pursuant to authorizations made by our Board of Directors. On January 23, 2012, our Board of Directors terminated the existing authority under the July 2011 authorization, as amended in October 2011, and approved a new share repurchase authorization of up to $250.0 million of our common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our Senior Credit Facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

Future Liquidity Sources

Our primary sources of liquidity are cash flow from operations and borrowings under our Senior Credit Facility, which we amended and restated in 2011. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 31, 2011, we had $585.0 million in total Long-term debt outstanding, and our Stockholders’ Equity was $30.8 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings is expected to be approximately $19.0 million in 2012. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs.

Based upon the current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under our Senior Credit Facility will be adequate to meet our anticipated debt service requirements, capital expenditures, share repurchases, and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under facilities or otherwise enable us to service our indebtedness or to make anticipated capital expenditures.

At December 31, 2011, total cash and cash equivalents was $111.4 million, of which $10.8 million was held in the U.S. and $100.6 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other foreign currencies, including the U.S. Dollar, is not material to our overall liquidity or financial position. If these funds are needed for our U.S. operations, we may be required to accrue and pay U.S. taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the U.S., with the possible exception of funds that have been previously subject to U.S. federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. Our U.S. cash flows continue to be sufficient to fund our domestic operations and obligations, including investing and financing activities such as debt service and share repurchases.

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2011 are summarized below:

	Payment Due By Period
Contractual Obligations ($ in millions)	2012	2013	2014	2015	2016	After 2016	Total Obligations (2)
Long-term debt	$—	$—	$—	$—	$585.0	$—	$585.0
Letters of credit	0.5	0.5	—	—	—	—	1.0
Interest payments (1)	15.5	15.5	14.6	14.6	12.5	—	72.7
Operating leases	7.3	4.6	3.3	3.1	2.4	3.0	23.7
Capital expenditure commitments	15.7	—	—	—	—	—	15.7
Total	$39.0	$20.6	$17.9	$17.7	$599.9	$3.0	$698.1

(1)
Represents interest payments under our debt agreements outstanding as of December 31, 2011, assuming debt outstanding as of the end of 2011 is not repaid until debt matures in June 2016. Interest payments are calculated based on LIBOR plus applicable margin in effect at December 31, 2011, after giving effect to the interest rate swap agreement that was entered into in August 2011. The interest rate swap converts a declining balance of our outstanding Senior Credit Facility from a variable rate to a fixed rate. The actual interest rates on the variable indebtedness incurred and the amount of our indebtedness could vary from those used to compute the above interest payment.

(2)
Excludes $16.1 million related to accrued unrecognized tax benefits, relating to the Company’s uncertain tax positions, including interest and penalties, as the period of payment cannot be reasonably estimated.

Factors That May Affect Future Performance

    General Business and Economic Conditions. Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The U.S. macroeconomic environment was challenging in 2009 and was the primary factor in a slowdown in the mattress industry. In 2010, the U.S. macroeconomic environment improved slightly, but remained uncertain.  In addition, our International segment has experienced weakening as a result of general business and economic conditions. In 2011, the global economic environment continued to be challenging, and we expect the uncertainty to remain in 2012.

In light of the macroeconomic environment, we took steps to further align our cost structure with our anticipated level of Net sales. In 2011, we continued to make strategic investments, including: maintaining focus on premium mattresses and pillows and introducing new products; investing in increasing our global brand awareness; extending our presence and improving our Retail account productivity and distribution; investing in our operating infrastructure to meet the requirements of our business; and taking actions to further strengthen our business.

Managing Growth. Over the last few years, we have had to manage our business both through periods of rapid growth and economic uncertainty. Our Net sales increased from $221.5 million in 2001 to $1.1 billion in 2007 and decreased to $927.8 million in 2008 and $831.2 million in 2009. For the years ended December 31, 2010 and 2011, our Net sales increased to $1.1 billion and $1.4 billion, respectively. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these types of challenges, management has continued to enhance operating and financial infrastructure, as appropriate. In addition, during 2007 through 2009, we had to manage a decline in sales as a result of the macroeconomic environment. During this period, we had to manage our cost structure to contain costs. Going forward, we expect our expenditures to enhance our operating and financial infrastructure, as well as expenditures for advertising and other marketing-related activities, will continue to be made as the continued growth in the business allows us the ability to make strategic investments. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

Gross Margins. Our gross margin is primarily impacted by fixed cost leverage, the cost of raw materials, operational efficiency, product, channel and geographic mix, volume incentives offered to certain retail accounts and costs associated with new product introductions. We experienced increases in the price of certain raw materials during 2011. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. We have made significant investments in our manufacturing infrastructure and have available manufacturing capacity. If we increase our Net sales significantly the effect of this operating leverage could have a significant positive impact on our gross margin. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than pillows and are sold with lower margin products such as adjustable bed bases and foundations. We expect our gross margins to be up for the full year 2012 through continued productivity programs and volume leverage, partially offset by increased commodity costs.

Competition. Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability, and product performance. We compete with a number of different types of mattress alternatives, including standard innerspring mattresses, other foam mattresses, waterbeds, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture and bedding stores, department stores, mass merchants, wholesale clubs, telemarketing programs, television infomercials, television advertising and catalogs.

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

Significant Growth Opportunities. We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. We recently launched the TEMPUR-Simplicity™ collection in North America which broadens our addressable market within the premium category. The TEMPUR-Simplicity™ collection features three new mattresses that offer a solution for every sleep preference. However, our business may be affected by general business and economic conditions that could have an impact on demand for our products.

Additionally, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line through our segmentation of products, we should be able to continue to expand the number of Tempur-Pedic® models offered at the retail store level, which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts and adding additional accounts, provides for continued growth opportunities and market share gains. However, our business may continue to be affected by general business and economic conditions that could have an impact on demand for our products, which could limit our market share and decrease sales. Our products are currently sold in approximately 7,900 furniture and bedding retail stores in the North American segment, out of a total of approximately 11,500 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 9,000 to 10,000 over time. Our products are also sold in approximately 5,200 furniture retail and department stores in the International segment, out of a total of approximately 8,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

Financial Leverage. As of December 31, 2011, we had $585.0 million of Long-term debt outstanding, and our Stockholders’ Equity was $30.8 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. During 2011, we increased our total debt by $178.0 million; however, our improved financial performance over this period has mitigated the impact of this increased debt on our leverage ratios. On June 28, 2011, we amended and restated our Senior Credit Facility which increased the total availability under the facility to an aggregate of $770.0 million, added an option to increase domestic availability by an additional $250.0 million, extended the maturity date to June 28, 2016, and increased the applicable margins and certain fees to current market conditions. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available under our Senior Credit Facility. As of December 31, 2011, our ratio of funded debt to EBITDA was 1.50 times, within the covenant in our Senior Credit Facility, which requires this ratio not exceed 3.0 times. On August 8, 2011, we entered into a new four-year interest rate swap agreement to manage interest costs and the risk of changing interest rates associated with a portion of our borrowings outstanding under our Senior Credit Facility. See “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” under Part II of this report.

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

    Revenue Recognition. Sales of product are recognized when persuasive evidence of an arrangement exists, products are shipped and title passes to customers and the risks and rewards of ownership are transferred, the sales price is fixed or determinable, and collectability is reasonably assured. We extend volume discounts to certain customers and reflect these amounts as a reduction of Net sales.

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

    Warranties. Cost of sales includes estimated costs to service warranty claims of our customers. Our estimate is based on our historical claims experience and extensive product testing that we perform from time to time. We provide a 20-year warranty for sales in the North American segment and a 15-year warranty for International segment sales on mattresses, each prorated for the last 10 years. Because the majority of our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. Our estimate of warranty claims could be adversely affected if our historical experience differs materially from the performance of the product in our product testing. We also provide 2-year to 3-year warranties on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized.

    Long-Lived Assets. The cost of plant and equipment is depreciated by the straight-line method over the estimated useful lives of the assets.  Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate.  Such costs are periodically reviewed for recoverability when impairment indicators are present.  Such indicators include, among other factors, operating losses, unused capacity, market value declines and technological obsolescence.  Recorded values of property, plant and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to current fair value, which generally is determined from estimated discounted future net cash flows (assets held for use) or net realizable value (assets held for sale).

    Goodwill and intangible assets with indefinite lives are subject to an annual impairment test as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred.  Such tests are completed separately with respect to the goodwill of each of our reportable business segments.  Because market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the estimated fair values of those units.  Fair value is based on an income approach, with an appropriate risk adjusted discount rate, and a market approach. Significant assumptions inherent in the methodologies are employed and include such estimates as discount rates, growth rates and the selection of peer company multiples. The use of alternative estimates or adjusting the discount rate could affect the estimated fair value of the assets and potentially result in impairment.

We have determined that our reporting units for allocation of goodwill are our North American and International operating segments. The most recent annual impairment tests indicated that the fair values of each of our reporting units and trade name (which has an indefinite life) were substantially in excess of their carrying values. Despite that excess, however, impairment charges could still be required if a divestiture decision were made or other significant economic event were made or occurred with respect to one of our reporting units.  Subsequent to our October 1 annual impairment test, no indications of an impairment were identified.

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

We recognize deferred tax assets in our Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. A valuation allowance is recorded against certain deferred tax assets to reduce the consolidated deferred tax asset to an amount that will, more likely than not, be realized in future periods. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of foreign tax loss carryforwards, and the expiration dates of such tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances. At December 31, 2011, we have provided valuation allowances for substantially all subsidiaries in a cumulative three year loss position.

Our consolidated effective tax rate and related tax reserves are subject to uncertainties in the application of complex tax regulations from numerous tax jurisdictions around the world.  We recognize liabilities for anticipated taxes in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, taxes are and could be due. This liability is estimated based on a prescribed recognition threshold and measurement attributes for the financial statement recognition and measurements of a tax position taken or expected to be taken in a tax return. The resolution of tax matters for an amount that is different than the amount reserved would be recognized in our effective tax rate during the period in which such resolution occurs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. Our outlook for 2012 assumes modest unfavorable currency exchange rates versus the year ended December 31, 2011. Should currency rates change sharply, our results could be impacted.

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at December 31, 2011, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.1 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

    We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

We are exposed to changes in interest rates. Our Senior Credit Facility has a variable rate. On August 8, 2011, we entered into a new four-year interest rate swap agreement to manage interest costs and the risk of changing interest rates associated with a portion of the borrowings outstanding under our Senior Credit Facility. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 1.25% on $250.0 million of the outstanding balance as of December 31, 2011 under our Senior Credit Facility, with the outstanding balance declining over time. The interest rate swap expires on December 30, 2015. The Company will select the LIBOR-based rate on the hedged portion of our Senior Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as Interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as Interest expense, net during the current period.

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On December 31, 2011, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $335.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $3.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, ITEM 15 of this report and are presented beginning on page 46.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2011.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company’s internal control over financial reporting as of December 31, 2011. That report appears on page 44 of this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tempur-Pedic International Inc. and Subsidiaries

We have audited Tempur-Pedic International Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tempur-Pedic International Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tempur-Pedic International Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our reported dated January 30, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
January 30, 2012

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders (the Proxy Statement) under the sections entitled “Proposal One—Election of Directors,” and “Board of Directors’ Meetings, Committees of the Board and Related Matters—Corporate Governance,” — "Committees of the Board,” —“Policies Governing Director Nominations,” and “Executive Compensation and Related Information—Section 16(a) Beneficial Ownership Reporting Compliance.”

Information relating to executive officers is set forth in Part I of this report following ITEM 1 under the caption “Executive Officers of the Registrant.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Executive Compensation and Related Information” and “Board of Directors’ Meetings, Committees of the Board and Related Matters—Compensation Committee Interlocks and Insider Participation.”

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Executive Compensation and Related Information—Certain Relationships and Related Transactions” and “Board of Directors' Meetings, Committees of the Board and Related matters—Directors’ Independence.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Proposal Two— Ratification of Independent Auditors—Fees for Independent Auditors During Fiscal Year Ended December 31, 2011” and “—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	Financial statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
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
4.1
Specimen certificate for shares of common stock (filed as Exhibit 4.1 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 (File No. 333-109798) as filed on December 12, 2003). (1)

10.1
Amended and Restated Credit Agreement, dated as of June 28, 2011 among Tempur-Pedic Management, Inc., Dan-Foam ApS, as Borrowers; Tempur-Pedic International Inc., Tempur World, LLC, and Certain Subsidiaries and Affiliates of the Borrowers as Guarantors; Bank of America, N.A., as Domestic Administrative Agent and Domestic Collateral Agent; Nordea Bank Danmark A/S, as Foreign Administrative Agent, European Co-Agent and Foreign Collateral Agent; Fifth Third Bank and JPMorgan Chase Bank, N.A. as U.S. Co-Agents; Wells Fargo Bank National Association, as Syndication Agent; Merrill Lynch, Piece, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Managers (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on June 29, 2011). (1)

10.2
Bond Purchase Agreement, dated October 26, 2005, by and among Tempur World LLC, Tempur Production USA, Inc. and Bernalillo County (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.3
Trust Indenture, dated September 1, 2005, by and between Bernalillo County and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.4
Mortgage, Assignment, Security Agreement and Fixture Filing, dated as of October 27, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.5
Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.6	Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on July 28, 2010). (1) (2)
10.7	Tempur-Pedic International Inc. 2002 Stock Option Plan (filed as Exhibit 10.5 to the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) as filed on September 23, 2003). (1) (2)
10.8
Amended and Restated Tempur-Pedic International Inc. 2003 Equity Incentive Plan (filed as Appendix a to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-31922) as filed on March 24, 2008). (1) (2)

10.9
First Amendment to the Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Registration Proxy Statement on Schedule 14A (File No. 001-31922) as filed on March 25, 2009). (1)(2)

10.10	Tempur-Pedic International Inc. Long-term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on April 27, 2010). (1) (2)
10.11	Amended and Restated Annual Incentive Bonus Plan for Senior Executives (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on April 27, 2010). (1) (2)
10.12
Tempur-Pedic International Inc. 2003 Employee Stock Purchase Plan (filed as Exhibit No. 10.18 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 (File No. 333-109798) filed with the Commission on December 12, 2003). (1) (2)

10.13
Employment and Noncompetition Agreement dated as June 30, 2008, between Tempur-Pedic International Inc. and Mark Sarvary (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on June 30, 2008). (1)(2)

10.14
Employment Agreement dated as of July 18, 2006 between Tempur-Pedic International Inc. and Richard Anderson (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed November 7, 2006). (1) (2)

10.15
Employment and Noncompetition Agreement dated as of December 1, 2004, between Tempur-Pedic International Inc. and Matthew D. Clift (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 2, 2004). (1) (2)

10.16
Employment and Non-Competition Agreement by and between Tempur-Pedic International Inc. and Lou Hedrick Jones dated as of June 1, 2009) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on July 27, 2009). (1)(2)

10.17
Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery (filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 ((File No. 333-109054-02) as filed on October 31, 2003). (1) (2)

10.18
Employment and Non-Competition Agreement by and between Tempur-Pedic International Inc. and Brad Patrick dated as of September 1, 2010) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on October 28, 2010). (1)(2)

10.19
Amended and Restated Employment Agreement dated March 5, 2008 by and among Tempur-Pedic International Inc., Tempur World, LLC and Dale E. Williams (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed March 7, 2008). (1)(2)

10.20	Form of Stock Option Agreement under the 2003 Equity Incentive Plan (filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1) (2)
10.21	Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (EVP) (filed as Exhibit 9.1 to Registrant’s Current Report on Form 8-K as filed on May 19, 2008). (1)(2)
10.22
Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director) (filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K as filed on February 12, 2009).  (1) (2)

10.23
Form of Stock Option Agreement under the United Kingdom Approved Share Option Sub Plan to the 2003 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed on April 30, 2009). (1)(2)

10.24
Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director) (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on July 28, 2010). (1) (2)

10.25
Stock Option Agreement dated as of March 12, 2004 between Tempur-Pedic International Inc. and Nancy F. Koehn (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 17, 2004). (1) (2)

10.26
Option Agreement dated as of December 1, 2004 between Tempur-Pedic International Inc. and Matthew D. Clift (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 2, 2004). (1) (2)

10.27
Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Matthew D. Clift (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K as filed on February 28, 2007). (1) (2)

10.28
Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Sir Paul Judge (filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K as filed on February 28, 2007). (1) (2)

10.29
Stock Option Agreement dated as of February 23, 2006 between Tempur-Pedic International Inc. and Nancy F. Koehn (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K as filed on February 28, 2007). (1) (2)

10.30
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

10.32
Stock Option Agreement dated February 5, 2008 between Tempur-Pedic International, Inc. and Richard Anderson (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on May 6, 2008).  (1) (2)

10.33
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
101
The following materials from Tempur-Pedic International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' Equity,  (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

TEMPUR-PEDIC INTERNATIONAL INC. (Registrant)

January 30, 2012	By:	/s/ MARK SARVARY
Mark Sarvary
President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 30th of January, 2012, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/S/ MARK SARVARY	President, Chief Executive Officer (Principal Executive Officer) and Director
Mark Sarvary

/S/ DALE E. WILLIAMS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dale E. Williams

/S/ BHASKAR RAO	Chief Accounting Officer and Senior Vice President Finance (Principal Accounting Officer)
Bhaskar Rao

/S/ FRANCIS A. DOYLE	Director
Francis A. Doyle

/S/ EVELYN S. DILSAVER	Director
Evelyn S. Dilsaver

/S/ PETER K. HOFFMAN	Director
Peter K. Hoffman

/S/ JOHN A. HEIL	Director
John A. Heil

/S/ NANCY F. KOEHN	Director
Nancy F. Koehn

/S/ SIR PAUL JUDGE	Director
Sir Paul Judge

/S/ CHRISTOPHER A. MASTO	Director
Christopher A. Masto

/S/ P. ANDREWS MCLANE	Director
P. Andrews McLane

/S/ ROBERT B. TRUSSELL, JR.	Director
Robert B. Trussell, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Tempur-Pedic International Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tempur-Pedic International Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tempur-Pedic International Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 30, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
January 30, 2012

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share amounts)

	Year Ended December 31,
	2011	2010	2009
Net sales	$1,417,938	$1,105,421	$831,156
Cost of sales	674,848	549,994	437,414
Gross profit	743,090	555,427	393,742
Selling and marketing expenses	276,870	199,722	153,440
General, administrative and other expenses	125,689	109,803	95,357
Operating income	340,531	245,902	144,945

Other expense, net:
Interest expense, net	(11,948)	(14,501)	(17,349)
Other (expense) income, net	(192)	(536)	441
Total other expense	(12,140)	(15,037)	(16,908)

Income before income taxes	328,391	230,865	128,037
Income tax provision	108,783	73,720	43,044
Net income	$219,608	$157,145	$84,993

Earnings per common share:
Basic	$3.27	$2.23	$1.13
Diluted	$3.18	$2.16	$1.12
Weighted average common shares outstanding:
Basic	67,070	70,348	74,934
Diluted	69,149	72,792	76,048

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$111,367	$53,623
Accounts receivable, net	142,412	115,630
Inventories	91,212	69,856
Prepaid expenses and other current assets	20,088	18,646
Deferred income taxes	14,391	13,725
Total Current Assets	379,470	271,480
Property, plant and equipment, net	160,502	159,807
Goodwill	213,273	212,468
Other intangible assets, net	66,491	68,745
Other non-current assets	8,904	3,503
Total Assets	$828,640	$716,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$69,936	$48,288
Accrued expenses and other current liabilities	92,737	85,469
Income taxes payable	20,506	12,477
Total Current Liabilities	183,179	146,234
Long-term debt	585,000	407,000
Deferred income taxes	24,227	32,315
Other non-current liabilities	5,443	4,421
Total Liabilities	797,849	589,970

Commitments and Contingencies (see Note 10)

Stockholders’ Equity:
Common stock, $0.01 par value, 300,000 shares authorized; 99,215 shares issued as of December 31, 2011 and 2010	992	992
Additional paid in capital	361,807	320,952
Retained earnings	742,480	522,872
Accumulated other comprehensive loss	(14,686)	(6,188)
Treasury stock, at cost; 35,445 and 30,731 shares as of December 31, 2011 and 2010, respectively	(1,059,802)	(712,595)
Total Stockholders’ Equity	30,791	126,033
Total Liabilities and Stockholders’ Equity	$828,640	$716,003

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Shares		Treasury Shares
	Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2008	99,215	$992	24,382	$(488,399)	$291,018	$281,422	$(12,590)	$72,443
Comprehensive Income:
Net income						84,993		84,993
Derivative instruments accounted for as hedges, net of tax of $1,851							2,895	2,895
Foreign currency adjustments							1,691	1,691
Total Comprehensive Income						84,993	4,586	89,579
Exercise of stock options			(279)	3,135	6	(688)		2,453
Tax adjustments related to stock compensation(1)					(841)			(841)
Amortization of unearned stock-based compensation					8,659			8,659
Balance, December 31, 2009	99,215	$992	24,103	$(485,264)	$298,842	$365,727	$(8,004)	$172,293
Comprehensive Income:
Net income						157,145		157,145
Derivative instruments accounted for as hedges, net of tax of $2,120							3,315	3,315
Foreign currency adjustments							(1,499)	(1,499)
Total Comprehensive Income						157,145	1,816	158,961
Purchase of noncontrolling interest					(1,463)			(1,463)
Exercise of stock options			(1,872)	22,669	6,390			29,059
Tax adjustments related to stock compensation					5,590			5,590
Treasury Stock repurchase			8,500	(250,000)				(250,000)
Amortization of unearned stock-based compensation					11,593			11,593
Balance, December 31, 2010	99,215	$992	30,731	$(712,595)	$320,952	$522,872	$(6,188)	$126,033
Comprehensive Income:
Net income						219,608		219,608
Derivative instruments accounted for as hedges, net of tax of $(463)							(724)	(724)
Foreign currency adjustments							(7,774)	(7,774)
Total Comprehensive Income						219,608	(8,498)	211,110
Exercise of stock options			(1,797)	21,286	4,970			26,256
Tax adjustments related to stock compensation					19,192			19,192
Treasury Stock repurchase			6,511	(368,493)				(368,493)
Amortization of unearned stock-based compensation					16,693			16,693
Balance, December 31, 2011	99,215	$992	35,445	$(1,059,802)	$361,807	$742,480	$(14,686)	$30,791

(1) Includes $359 of Excess tax benefit from stock based compensation.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$219,608	$157,145	$84,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,295	32,361	31,424
Amortization of stock-based compensation	16,693	11,608	8,789
Amortization of deferred financing costs	1,034	690	692
Bad debt expense	1,563	531	5,936
Deferred income taxes	(8,528)	4,946	(7,276)
Foreign currency adjustments	1,194	(1,666)	(115)
Loss on disposal of equipment	54	1,201	564
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	(30,198)	(12,752)	(10,542)
Inventories	(18,473)	(6,710)	3,738
Prepaid expenses and other current assets	(2,772)	(6,519)	(4,418)
Accounts payable	21,675	(1,145)	7,808
Accrued expenses and other	3,867	(370)	14,044
Income taxes payable	8,694	4,802	(651)
Net cash provided by operating activities	248,706	184,122	134,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of trademarks and other	(2,044)	(684)	—
Acquisition of businesses, net of cash acquired	(4,566)	(18,692)	—
Purchases of property, plant and equipment	(29,466)	(18,141)	(14,303)
Net cash used by investing activities	(36,076)	(37,517)	(14,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	821,500	308,836	109,333
Repayments of long-term revolving credit facility	(643,500)	(197,813)	(230,036)
Payment of deferred financing costs	(6,217)	—	—
Proceeds from issuance of common stock	26,256	28,551	1,623
Excess tax benefit from stock based compensation	19,192	5,590	359
Treasury stock repurchased	(365,928)	(250,000)	—
Other	(173)	(1,540)	—
Net cash used by financing activities	(148,870)	(106,376)	(118,721)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,016)	(648)	(3,305)
Increase (decrease) in cash and cash equivalents	57,744	39,581	(1,343)
CASH AND CASH EQUIVALENTS, beginning of period	53,623	14,042	15,385
CASH AND CASH EQUIVALENTS, end of period	$111,367	$53,623	$14,042

Supplemental cash flow information:
Cash paid during the period for:
Interest	$7,961	$13,607	$17,521
Income taxes, net of refunds	$84,156	$63,854	$51,805

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business. Tempur-Pedic International Inc., a Delaware corporation, together with its subsidiaries, is a U.S. based, multinational company. The term “Tempur-Pedic International” refers to Tempur-Pedic International Inc. only, and the term “Company” refers to Tempur-Pedic International Inc. and its consolidated subsidiaries. Tempur World, Inc. was formed on January 1, 2000 to combine the manufacturing facilities and the global distribution capabilities of all TEMPUR® products, and Tempur-Pedic International Inc. was formed in 2002 to acquire Tempur World, Inc. This acquisition (Tempur Acquisition) was effective as of November 1, 2002.

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

Certain prior period amounts have been reclassified to conform to the 2011 presentation of Consolidated Financial Statements, including a reclassification between current Deferred income tax assets and Prepaid expenses and other current assets. These changes do not materially impact previously reported subtotals within the Consolidated Financial Statements for any previous period presented.

(b) Basis of Consolidation. The accompanying financial statements include the accounts of Tempur-Pedic International and its subsidiaries. All subsidiaries are wholly-owned. Intercompany balances and transactions have been eliminated. As of December 31, 2011, the Company does not hold any interest in variable-interest entities. On January 29, 2010, the Company established a 51% interest in Tempur Shanghai Holding Ltd (a Hong Kong company).  During December 2010, the Company purchased its noncontrolling interest in Tempur Shanghai Holding Ltd.  Income attributable to the non-controlling interest was not material in 2010 and is presented within Other (expense) income, net within the Consolidated Statements of Income.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

(e) Derivative Financial Instruments. The Company is required to recognize all of its derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated, and is effective, as a hedge and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of Accumulated OCL in Stockholders' Equity and subsequently recognized in Net income when the hedged item affects Net income. The change in fair value of the ineffective portion of a financial instrument is recognized in Net income immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in Net income.

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

(f) Cash and Cash Equivalents. Cash and cash equivalents consist of all highly liquid investments with initial maturities of three months or less.

(g) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

	December 31,
	2011	2010
Finished goods	$67,532	$53,362
Work-in-process	9,088	5,549
Raw materials and supplies	14,592	10,945
	$91,212	$69,856

            (h) Property, Plant and Equipment. Property, plant and equipment are carried at cost at acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives
Buildings	25-30 years
Computer equipment	3-5 years
Leasehold improvements	4-7 years
Machinery equipment	3-7 years
Office furniture and fixtures	5-7 years

Leasehold improvements are amortized over the shorter of the life of the lease or seven years. The Company allocates depreciation and amortization to cost of sales and within each line item of operating expenses.

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

(j) Goodwill and Other Intangible Assets. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate an impairment may have occurred. The Company performs an annual impairment test on all existing goodwill and other indefinite lived assets on October 1 of each year and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company reviewed goodwill for impairment based on its identified reporting units, which include the Company’s North American and International operating segments. In conducting the impairment test, the fair value of each of the Company’s reporting units is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. The Company’s determination of fair value of the reporting units is based on an income approach, with an appropriate risk adjusted discount rate, and a market approach. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company also tests its indefinite-lived intangible assets, principally trademarks, for impairment using a “relief-from-royalty” method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates. The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in 2011, 2010 and 2009, none of which resulted in the recognition of impairment charges. For further information on Goodwill and Other intangible assets see Note 3.

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

    The Company had the following activity for sales returns from December 31, 2009 to December 31, 2011:

Balance as of December 31, 2009	$4,233
Amounts accrued	46,978
Returns charged to accrual	(46,809)
Balance as of December 31, 2010	4,402
Amounts accrued	48,626
Returns charged to accrual	(47,743)
Balance as of December 31, 2011	$5,285

(l) Warranties. The Company provides a 20-year warranty for North American sales and a 15-year warranty for International sales on mattresses, each prorated for the last 10 years. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized. Estimates of warranty expenses are based primarily on historical claim experience and product testing. Warranties are included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company had the following activity for warranties from December 31, 2009 to December 31, 2011:

Balance as of December 31, 2009	$4,052
Amounts accrued	4,160
Warranties charged to accrual	(4,131)
Balance as of December 31, 2010	4,081
Amounts accrued	5,325
Warranties charged to accrual	(5,126)
Balance as of December 31, 2011	$4,280

(m) Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards.  The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change.  Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. The Company accounts for uncertain foreign and domestic tax positions utilizing a proscribed recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

(n) Revenue Recognition. Sales of products are recognized when persuasive evidence of an arrangement exists, products are shipped and title passes to customers and the risks and rewards of ownership are transferred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company extends volume discounts to certain customers and reflects these amounts as a reduction of sales. The Company also reports sales net of tax assessed by qualifying governmental authorities. The Company extends credit based on the creditworthiness of its customers. No collateral is required on sales made in the normal course of business.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company regularly reviews the adequacy of its allowance for doubtful accounts.  The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Consolidated Balance Sheets was $6,801 and $7,437 as of December 31, 2011 and 2010, respectively.

The Company reflects all amounts billed to customers for shipping and handling in Net sales and the costs incurred from shipping and handling product in Cost of sales. Amounts included in Net sales for shipping and handling were approximately $5,959, $6,089 and $5,207 for the years ended December 31, 2011, 2010 and 2009, respectively. Amounts included in Cost of sales for shipping and handling were $101,224, $87,651 and $68,152 for the years ended December 31, 2011, 2010 and 2009, respectively.

    (o) Cost of Sales. Costs associated with Net sales are recorded in Cost of sales. Costs of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes.

    (p) Sales promotions and incentives.  At the time of sale, the Company records an estimate for sales promotion and incentive costs. Examples of sales promotion and incentive programs include cash discounts, funds for promotional and market activities, volume-based incentive programs and other sales discounts and promotional programs.  For customer incentives that must be earned, the Company makes estimates related to the contractual terms, customer performance and sales volume to determine the total amounts earned.  The expense of each program is classified either as a reduction from revenues and presented within net sales, or as a component of selling and market expenses, in the Consolidated Statements of Income.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

    (q) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in Selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $148,770, $96,611 and $69,324 for the years ended December 31, 2011, 2010 and 2009, respectively. Advertising costs include expenditures for shared advertising costs that the company reimburses to customers under its integrated advertising program. These obligations are accrued and expensed when the related revenues are recognized. Advertising costs deferred and included in Prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $9,065 and $7,481 as of December 31, 2011 and 2010, respectively.

    (r) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and included in General, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were approximately $9,905, $7,417 and $6,458 for the years ended December 31, 2011, 2010 and 2009, respectively.

    (s) Stock-Based Compensation. The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. Stock-based compensation cost for restricted stock units (RSUs), performance restricted stock units (PRSUs) and deferred stock units (DSUs) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost as expense for awards other than its PRSUs ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its PRSUs over the requisite service period if it is probable that the performance conditions will be satisfied. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. Further information regarding stock-based compensation can be found in Note 9, “Stock-Based Compensation.”

    (t) Treasury Stock. The Board of Directors may authorize share repurchases of the Company’s common stock (Share Repurchase Authorizations). Share repurchases under these authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company, and a committee of the Board, deem appropriate. Shares repurchased under Share Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee share-based award plans. Treasury shares are accounted for under the cost method and reported as a reduction of Stockholders’ Equity. Share Repurchase Authorizations may be suspended, limited or terminated at any time without notice.

    (u) Fair Value Measurements. The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

    (v) Subsequent Events. On January 23, 2012, the Company’s Board of Directors terminated the remaining authority under the July 2011 authorization, as amended in October 2011, and approved a new share repurchase authorization of up to $250,000 of the Company’s common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our Senior Credit Facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

(2) Recently Issued Accounting Pronouncements

    In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance requiring the presentation of other comprehensive income in a statement presented with equal prominence to the other primary financial statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity and requires one of two alternatives for the presentation of items of Net income and other comprehensive income: (1) in a single continuous statement referred to as the statement of comprehensive income, or (2) in two separate, but consecutive statements. Under either alternative, each component of net income and each component of other comprehensive income, together with totals for each, as well as total comprehensive income would need to be displayed. The new guidance is effective beginning with the filing of our Form 10-Q for the three months ending March 31, 2012, with retrospective application required. As the new guidance only affects the presentation of other comprehensive income, it will not have a material impact on the Company's results of operations, financial condition, or cash flows.

(3) Goodwill and Other intangible assets

    The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	North America	International	Total
Balance as of December 31, 2009	$89,929	$103,462	$193,391
Foreign currency translation adjustments	421	75	496
Goodwill resulting from acquisition	18,581	—	18,581
Balance as of December 31, 2010	$108,931	$103,537	$212,468
Foreign currency translation adjustments	(427)	(105)	(532)
Goodwill resulting from acquisition	—	1,337	1,337
Balance as of December 31, 2011	$108,504	$104,769	$213,273

    On April 1, 2010, the Company acquired its third party distributor in Canada.  The total amount of cash paid for the acquisition was $18,692. Additional payments may be made to the former owners if certain financial targets are met; the fair value of these payments as of the acquisition date was $6,241. Accordingly, the acquisition date fair value of the consideration transferred was $24,933. During 2011, the Company reduced the fair value of the contingent consideration and recorded a benefit to the income statement of $1,825.

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

On July 4, 2011, the Company acquired the business of its third party distributor in South Korea. The Company paid $4,566 in cash to acquire this entity with additional future payments to former owners required based on certain financial and operational targets. Assets acquired include certain Intangible assets, Inventories, Property, plant and equipment, and Prepaid expenses and other current assets, with the remaining consideration allocated to Goodwill.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

    The following table summarizes information relating to the Company’s Other intangible assets:

		December 31, 2011			December 31, 2010
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$14,667	$1,333	$16,000	$13,067	$2,933
Patents & other trademarks	5-20	12,546	9,180	3,366	12,063	8,575	3,488
Customer database	5	4,928	4,928	—	4,813	4,691	122
Foam formula	10	3,700	3,392	308	3,700	3,022	678
Reacquired rights	3	5,638	3,289	2,349	5,767	1,440	4,327
Customer relationships	5	4,989	854	4,135	2,492	295	2,197
Total		$102,801	$36,310	$66,491	$99,835	$31,090	$68,745

Amortization expense relating to intangible assets for the Company was $5,376, $4,362 and $2,414 for the years ended December 31, 2011, 2010 and 2009, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any period.

Annual amortization of intangible assets is expected to be as follows:

Year Ending December 31,
2012	$5,074
2013	2,023
2014	1,354
2015	966
2016	602

(4) Long-term Debt

    (a) Long-term Debt. Long-term debt for the Company consisted of the following:

	December 31,
	2011	2010
Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Base Rate or LIBOR plus applicable margin (2.05% and 1.87% as of December 31, 2011 and December 31, 2010, respectively), commitment through and due June 28, 2016	$585,000	$407,000
Long-term debt	$585,000	$407,000

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

The Senior Credit Facility consists of domestic and foreign credit facilities (Revolvers) that provide for the incurrence of indebtedness up to an aggregate principal amount of $770,000. The domestic credit facility is a five-year, $745,000 revolving credit facility. The foreign credit facility is a five-year, $25,000 revolving credit facility. The Revolvers provide for the issuance of letters of credit and bank guarantees (Contingent Liabilities) which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of Contingent Liabilities outstanding under the Revolvers was $990 at December 31, 2011. After giving effect to Contingent Liabilities and $585,000 in borrowings under the Revolvers, total availability under the Revolvers was $184,010 as of December 31, 2011. Both credit facilities bear interest at a rate equal to the applicable margin, as determined in accordance with a performance pricing grid set forth in the Senior Credit Facility, plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of the Bank of America prime rate or the Federal Funds rate plus 0.50%. The Company also pays an annual commitment fee on the unused amount of the Senior Credit Facility.  The commitment fee is calculated based on the consolidated leverage ratio and ranges from 0.375% to 0.50%.

The Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan-Foam ApS and substantially all the Company’s U.S. assets. The Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of December 31, 2011.

In conjunction with the Company amending and restating its Senior Credit Facility, $6,217 of deferred financing costs were capitalized and will be amortized over the five year extension.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement.  At December 31, 2011 and 2010, the Company had an interest rate swap, foreign currency forward contracts and contingent considerations recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

		Fair Value Measurements at December 31, 2011 Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$935	$—	$935	$—
Interest rate swap	$2,616	$—	$2,616	$—

		Fair Value Measurements at December 31, 2010 using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign currency forward contracts	$676	$—	$676	$—
Interest rate swap	$1,430	$—	$1,430	$—

    The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the Senior Credit Facility (as defined in Note (4)(b)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Interest Rate Risk

    The Company is exposed to changes in interest rates on its Senior Credit Facility. In order to manage this risk, on August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. The Company designated this interest rate swap as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated swap agreement will offset losses and gains on the transactions being hedged. The Company formally documented the effectiveness of this qualifying hedge instrument (both at the inception of the swap and on an ongoing basis) in offsetting changes in cash flows of the hedged transaction. The fair value of the interest rate swap is calculated as described in Note 5, “Fair Value of Financial Instruments”, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

As a result of this swap, the Company will pay interest at a fixed rate and receive payment at a variable rate beginning on December 30, 2011. The swap effectively fixes the floating LIBOR-based interest rate to 1.25% on $250,000 of the outstanding balance under the Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The interest rate swap expires on December 30, 2015. The Company will select the LIBOR-based rate on the hedged portion of the Senior Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as Interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as Interest expense, net during the current period.

Foreign Currency Exposures

    The Company is exposed to foreign currency risk related to intercompany debt and associated interest payments. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign currency forward contracts. The Company does not designate any of these foreign currency forward contracts as hedging instruments, however, the Company considers the contracts as economic hedges. Accordingly, changes in the fair value of these instruments effect earnings during the current period. These foreign currency forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies. The fair value of foreign currency agreements are estimated as described in Note 5, “Fair Value of Financial Instruments” taking into consideration foreign currency rates and the current creditworthiness of the counterparties or the Company, as applicable.

As of December 31, 2011, the Company had foreign currency forward contracts with expiration dates ranging from January 31, 2012 through April 27, 2012. The changes in fair value of these foreign currency hedges are included as a component of Other (expense) income, net. As of December 31, 2011, the Company had the following outstanding foreign currency forward contracts:

Foreign Currency	Currency Denomination
Great Britain Pound		£2,146
Japanese Yen		¥472,621
Swedish Krona	kr.	18,836
Norwegian Krone	kr.	3,591
Australian Dollar		$1,831
New Zealand Dollar		$2,046
Singapore Dollar		$513
United States Dollar		$7,234

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

    As of December 31, 2011 and 2010, the fair value of the Company’s derivative instruments were recorded as follows:

	Liability Derivatives
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap – current	Accrued expenses and other current liabilities	$1,471	Accrued expenses and other current liabilities	$1,430
Interest rate swap – non-current	Other non-current liabilities	1,145	Other non-current liabilities	—
		$2,616		$1,430
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$935	Accrued expenses and other current liabilities	$676
		$3,551		$2,106

    The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2011 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(1,187)	Interest expense, net	$(1,446)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other (expense) income, net	$937

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

     For the year ended December 31, 2010:

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

(b) Share Repurchase Programs. During 2011, the Company purchased 6,511 shares of the Company’s common stock for a total cost of $368,493 pursuant to authorizations made by the Company’s Board of Directors. On January 23, 2012, the Company’s Board of Directors terminated the remaining authority under the July 2011 authorization, as amended in October 2011, and approved a new share repurchase authorization of up to $250,000 of the Company’s common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our Senior Credit Facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

(8) Other Items

(a) Property, plant and equipment.

Property, plant and equipment, net consisted of the following:

	December 31,
	2011	2010
Land and buildings	$121,794	$121,188
Machinery and equipment, furniture and fixtures, and other	225,521	208,310
Construction in progress	14,777	9,858
	362,092	339,356
Accumulated depreciation and amortization	(201,590)	(179,549)
	$160,502	$159,807

Depreciation expense for the Company was $28,919, $27,999 and $29,010 for the years ended December 31, 2011, 2010 and 2009, respectively.

(b) Accrued expenses and other current liabilities.

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2011	2010
Salary and related expenses	$24,265	$22,171
Accrued unrecognized tax benefits	16,105	12,035
Accrued sales and value added taxes	8,497	10,614
Advertising accrual	6,988	6,981
Warranty accrual	4,280	4,081
Sales returns	5,285	4,402
Other	27,317	25,185
	$92,737	$85,469

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

(c) Accumulated other comprehensive loss.

Accumulated other comprehensive loss consisted of the following:

	December 31,
	2011	2010
Derivative instruments accounted for as hedges, net of tax of $1,020 and $558	$(1,596)	$(872)
Foreign currency translation	(13,090)	(5,316)
Accumulated other comprehensive loss	$(14,686)	$(6,188)

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

The 2002 Option Plan was adopted on November 1, 2002 and provides for grants of stock options to purchase shares of common stock to employees and directors of the Company. Options granted under the 2002 Option Plan that qualify as incentive stock options, as defined by the Internal Revenue Code of 1986, as amended (the Code), must have an exercise price of not less than the fair market value of Tempur-Pedic International’s common stock at the date of grant. Options granted under the 2002 Option Plan provided for vesting terms as determined by the Board of Directors at the time of grant, which are generally based on 4 years of continuous service. Options can be exercised up to 10 years from the grant date and up to 5 years from the grant date for any stockholders who own 10% or more of the total combined voting power of all shares of stock of Tempur-Pedic International.  Upon the exercise of all outstanding options under the 2002 Option Plan, Tempur-Pedic International will issue a maximum of 6,534 shares of common stock, subject to certain adjustment provisions. In December 2003, the Company’s Board of Directors adopted a resolution that prohibited further grants under the 2002 Stock Option Plan.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

In 2010, the Compensation Committee of the Board of Directors approved the terms of a Long-Term Incentive Program (LTIP), established under the 2003 Plan. The LTIP awards consist of a mix of stock options and performance-based restricted stock units (PRSUs). Shares with respect to the PRSUs will be granted and vest following the end of the applicable performance period and achievement of applicable performance metrics as determined by the Compensation Committee of the Board of Directors.

The Company granted PRSUs during the years ended December 31, 2011 and 2010. The maximum number of shares to be awarded under the PRSUs granted during the years ended December 31, 2011 and 2010 will be 443 shares and 411 shares respectively; and will vest, if earned, at the end of the three-year performance period ending on December 31, 2013 and December 31, 2012, respectively. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals, based on Net sales and Earnings Before Interest and Taxes (EBIT) margin targets. The Company recognized compensation expense of $9,474 and $2,330 associated with the PRSUs during the years ended December 31, 2011 and 2010, respectively. Based on current estimates of the performance metrics, unrecognized compensation expense with respect to the PRSUs was $8,886 as of December 31, 2011, which is expected to be recorded over the weighted average remaining life of 1.5 years. A summary of Tempur-Pedic International’s unvested PRSUs as of December 31, 2011 and 2010 and changes during the years ended December 31, 2011 and 2010 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2009	—	$—
Granted	137	28.48
Vested	—	—
Forfeited	—	—
Awards unvested at December 31, 2010	137	$28.48
Granted	148	46.68
Vested	—	—
Forfeited	—	—
Awards unvested at December 31, 2011	285	$37.93

During the year no PRSUs transferred ownership. The aggregate intrinsic value of PRSUs outstanding as of December 31, 2011 was $14,943.

    The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The assumptions used in the Black-Scholes pricing model for the years ended December 31, 2011, 2010 and 2009 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of Tempur-Pedic International’s common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award.

Year Ended December 31,
	2011	2010	2009
Expected volatility range of stock	72 – 74%	69 – 84%	62 – 92%
Expected life of option, range in years	3.0 – 4.0	2.0 – 5.0	2.0 – 5.0
Risk-free interest rate range	0.7 – 1.7%	1.0 – 2.7%	1.0 – 2.8%
Expected dividend yield on stock	0.0 – 0.7%	0.0 – 1.6%	0.0 – 5.2%

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

A summary of Tempur-Pedic International’s unvested shares relating to stock options as of December 31, 2011 and 2010 and changes during the years ended December 31, 2011 and 2010 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2009	3,714	$4.33
Granted	198	13.95
Vested	(1,499)	5.26
Forfeited	(18)	5.57
Options unvested at December 31, 2010	2,395	$4.57
Granted	91	25.76
Vested	(1,093)	5.01
Forfeited	(53)	4.59
Options unvested at December 31, 2011	1,340	$5.44

A summary of stock options activity under the 2002 Option Plan and 2003 Plan is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	6,819	$13.47
Granted	198	28.65
Exercised	(1,831)	15.59
Terminated	(19)	13.52
Options outstanding at December 31, 2010	5,167	$13.31
Granted	91	49.19
Exercised	(1,797)	19.27
Terminated	(53)	11.61
Options outstanding at December 31, 2011	3,408	$11.15	6.47	140,977
Options exercisable at December 31, 2011	2,015	$14.32	6.01	76,981

The total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $59,221, $29,881 and $1,604, respectively.

    The grant date fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period, and the expense is expected to be recognized over a weighted-average remaining period of 1.5 years as of December 31, 2011. The total value of options vested during the years ended December 31, 2011, 2010 and 2009 was $5,468, $7,943 and $7,910, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $5,197, $7,509 and $8,513, respectively, of stock-based compensation related to stock options granted under the 2003 Plan. As of December 31, 2011, there was $4,191 of unearned stock-based compensation expense related to these options. The future amortization of these unearned stock-based compensation costs will be $2,943 in 2012; $1,100 in 2013; and $148 in 2014.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company granted 9 awards during the year ended December 31, 2011 that consisted of restricted stock units (RSUs) and deferred stock units (DSUs). For the years ended December 31, 2011, 2010 and 2009, the Company recognized $2,022, $1,754 and $146, respectively, of stock-based compensation expense related to RSUs and DSUs. As of December 31, 2011, there was $1,972 of unrecognized compensation expense associated with the RSUs and DSUs, which is expected to be recorded over the weighted average remaining vesting period of 1.1 years. A summary of Tempur-Pedic International’s unvested RSUs and DSUs as of December 31, 2011 and 2010 and changes during the years ended December 31, 2011 and 2010 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2009	9	$14.98
Granted	188	28.70
Vested	(15)	22.33
Forfeited	(1)	28.39
Awards unvested at December 31, 2010	181	$28.55
Granted	9	61.72
Vested	(11)	49.02
Forfeited	(6)	28.37
Awards unvested at December 31, 2011	173	$28.98

The aggregate intrinsic value of RSU and DSUs outstanding as of December 31, 2011 was $9,734.

    Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares for the years ended December 31, 2011, 2010 and 2009 was $26,256, $28,551 and $1,623, respectively.

 (10) Commitments and Contingencies

(a) Lease Commitments. The Company has various operating leases that call for annual rental payments due in equal monthly installments and a lease with a rent free occupancy period. The Company’s policy is to recognize expense for lease payment, including those with escalating provisions and rent free periods, on a straight-line basis over the lease term. Operating lease expenses were $8,390, $6,330, and $6,148 for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments at December 31, 2011 under these non-cancelable leases are as follows:

Year Ended December 31,
2012	$7,259
2013	4,581
2014	3,324
2015	3,055
2016	2,385
Thereafter	2,955
$23,559

   (b) Purchase Commitments. As of December 31, 2011, the Company had outstanding commitments of approximately $15,700 for capital expenditures related to the construction of the Company's corporate headquarters in Lexington, Kentucky. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of December 31, 2011 and 2010.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

 (11) Income Taxes

Provision for Income Taxes. The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2011		2010		2009
	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes	Amount	Percentage of Income Before Taxes
Statutory U.S. federal income tax	$114,937	35.0%	$80,803	35.0%	$44,809	35.0%
State income taxes, net of federal benefit	7,925	2.4	5,303	2.3	1,611	1.3
Foreign tax differential	(9,436)	(2.9)	(8,581)	(3.7)	(7,153)	(5.6)
Change in valuation allowances	(5,879)	(1.8)	(957)	(0.4)	1,037	0.8
Uncertain tax positions	4,070	1.2	(642)	(0.3)	1,532	1.2
Subpart F income	3,239	1.0	2,927	1.3	2,082	1.6
Manufacturing deduction	(5,046)	(1.5)	(3,998)	(1.7)	(975)	(0.8)
Permanent and other	(1,027)	(0.3)	(1,135)	(0.6)	101	0.1
Effective income tax provision	$108,783	33.1%	$73,720	31.9%	$43,044	33.6%

Subpart F income represents interest and royalties earned by a foreign subsidiary as well as sales made by certain foreign subsidiaries outside of their country of incorporation. Under the Code, such income is taxable to Tempur-Pedic International as if earned directly by Tempur-Pedic International.

The Company has not provided for U.S. federal, state income and foreign withholding taxes on $299,150 of undistributed earnings from non-U.S. operations as of December 31, 2011 because the Company intends to reinvest such earnings indefinitely outside of the United States.  If Tempur-Pedic International were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. It is not practicable to estimate the amount of U.S. tax that might be payable if these earnings were ever to be remitted to the U.S.

The following sets forth the amount of Income before income taxes attributable to each of the Company’s operating segments for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Income before income taxes:
North America	$224,605	$137,697	$49,703
International	103,786	93,168	78,334
Consolidated	$328,391	$230,865	$128,037

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

Balance as of December 31, 2009	$10,111
Additions based on tax positions related to 2010	376
Additions for tax positions of prior years	132
Reductions for tax positions as a result of a lapse of applicable statute of limitations	(267)
Settlements of uncertain tax positions with tax authorities	(1,484)
Balance as of December 31, 2010	$8,868
Additions based on tax positions related to 2011	1,943
Additions for tax positions of prior years	2,577
Settlements of uncertain tax positions with tax authorities	(105)
Balance as of December 31, 2011	$13,283

The entire amount of unrecognized tax benefits would impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $(344), $732 and $538 in interest and penalties, respectively, in income tax expense.  The Company had approximately $2,822 and $3,166 of accrued interest and penalties at December 31, 2011 and 2010, respectively.

During the fourth quarter of 2007 the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years, an assessment with respect to the 2004 tax year during the third quarter of 2010, and an assessment with respect to the 2005 tax year during the second quarter of 2011.  The tax assessments relate to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $103,050 including interest and penalties. The Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and the Danish Tax Authority.  U.S. and Danish competent authorities met to discuss the Company’s Bilateral APA during the first and fourth quarters of 2011 and additional meetings are expected. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

    The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company was notified of an impending tax examination in the U.S. for the years 2008 and 2009.  With few exceptions, the Company is no longer subject to tax examinations by the IRS in the U.S. for periods prior to 2007, U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2003. Additionally, the Company is currently under examination by various tax authorities around the world.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns.  However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

    The Company’s foreign net operating losses (NOLs) were $36,787 and $31,712 as of December 31, 2011 and 2010, respectively. These NOLs expire at various dates through 2020. The Company has established a valuation allowance for net operating loss carryforwards and certain other deferred tax assets related to certain foreign operations.  Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of these foreign NOLs and certain other timing differences related to some of its foreign operations.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, other than those related to some of its foreign operations as discussed above. However, there can be no assurance that such assets will be realized if circumstances change. During 2011, valuation allowances of $5,879 were reversed in certain foreign jurisdictions as earnings trends over the last few years now make it more likely than not that the deffered tax assets in these jurisdictions will be realized.

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

    The Income tax provision consisted of the following:

	Year Ended December 31,
	2011	2010	2009
Current provision
Federal	$76,898	$40,483	$27,666
State	11,988	7,053	4,144
Foreign	28,425	21,238	18,510
Total current	117,311	68,774	50,320
Deferred provision
Federal	(1,435)	2,494	(9,357)
State	(155)	285	(738)
Foreign	(6,938)	2,167	2,819
Total deferred	(8,528)	4,946	(7,276)
Total Income tax provision	$108,783	$73,720	$43,044

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The net deferred tax assets and liabilities recognized in the Consolidated Balance Sheet consisted of the following:

	December 31,
	2011	2010
Deferred tax assets:
Inventories	$1,800	$1,988
Net operating losses	9,932	9,932
Property, plant and equipment	3,810	3,231
Accrued expenses and other	18,749	17,635
Total deferred tax assets	34,291	32,786
Valuation allowances	(2,937)	(8,816)
Total net deferred tax assets	31,354	23,970
Deferred tax liabilities:
Property, plant and equipment	(11,685)	(11,943)
Intangible assets	(23,011)	(24,596)
Accrued expenses and other	(6,494)	(6,021)
Total deferred tax liabilities	(41,190)	(42,560)
Net deferred tax liabilities	$(9,836)	$(18,590)

(12) Major Customers

The top five customers accounted for approximately 20%, 20% and 19% of the Company’s Net sales for the years ended December 31, 2011, 2010 and 2009, respectively. The top five customers also accounted for approximately 19% and 21% of accounts receivable as of December 31, 2011 and 2010, respectively.

(13) Benefit Plan

The Company has a defined contribution plan (the Plan) whereby eligible employees may contribute up to 15% of their pay subject to certain limitations as defined by the Plan. Employees are eligible to participate in the Plan after 90 days and are eligible to receive matching contributions upon one year of employment with the Company. The Plan provides a 100% match of the first 3% and 50% of the next 2% of eligible employee contributions. All matching contributions vest immediately. The Company incurred $1,477, $1,123 and $1,064 of expenses associated with the Plan for the years ended December 31, 2011, 2010 and 2009, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

(14) Earnings Per Common Share

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income	$219,608	$157,145	$84,993

Denominator:
Denominator for basic earnings per common share — weighted average shares	67,070	70,348	74,934
Effect of dilutive securities:
Employee stock based compensation	2,079	2,444	1,114
Denominator for diluted earnings per common share — adjusted weighted average shares	69,149	72,792	76,048

Basic earnings per common share	$3.27	$2.23	$1.13

Diluted earnings per common share	$3.18	$2.16	$1.12

The Company excluded 6 and 30 and 2,331 shares issuable upon exercise of outstanding stock options for the years ended December 31, 2011, 2010 and 2009, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of the Company’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.

(15) Business Segment Information

The Company operates in two business segments: North America and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The North American segment consists of the two U.S. manufacturing facilities and our North American distribution subsidiaries. Substantially all of the net sales from external customers and long-lived assets included in the tables below for our North American segment relate to our U.S. operations. The International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the North American segment. The Company evaluates segment performance based on Net sales and Operating income.

The following table summarizes Total assets by segment:

	December 31,	December 31,
	2011	2010
Total assets:
North America	$688,001	$576,139
International	422,246	338,685
Inter-segment eliminations	(281,607)	(198,821)
	$828,640	$716,003

The following table summarizes Long-lived assets by segment:

	December 31, 2011	December 31, 2010
North America	$378,267	$383,420
International	61,999	57,600
	$440,266	$441,020

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following table summarizes segment information:

	Year Ended December 31,
	2011	2010	2009
Net sales from external customers:
North America
Mattresses	$693,407	$539,199	$366,925
Pillows	75,569	65,728	48,814
Other	235,759	167,099	109,585
	$1,004,735	$772,026	$525,324
International
Mattresses	$250,942	$196,400	$183,022
Pillows	76,119	64,839	58,718
Other	86,142	72,156	64,092
	$413,203	$333,395	$305,832
	$1,417,938	$1,105,421	$831,156

Inter-segment sales:
North America	$4,958	$357	$—
International	2,236	2,397	2,502
Inter-segment eliminations	(7,194)	(2,754)	(2,502)
	$—	$—	$—

Gross profit:
North America	$499,808	$358,306	$222,572
International	243,282	197,121	171,170
	$743,090	$555,427	$393,742

Operating income:
North America	$236,853	$152,833	$64,487
International	103,678	93,069	80,458
	$340,531	$245,902	$144,945

Income before income taxes:
North America	$224,605	$137,697	$49,703
International	103,786	93,168	78,334
	$328,391	$230,865	$128,037

Depreciation and amortization (including stock-based compensation amortization):
North America	$41,111	$34,881	$30,331
International	9,877	9,088	9,882
	$50,988	$43,969	$40,213

Capital expenditures:
North America	$18,793	$11,038	$8,067
International	10,673	7,103	6,236
	$29,466	$18,141	$14,303

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

(16) Quarterly Financial Data (unaudited)

The Company’s quarterly operating results fluctuate as a result of seasonal variations in the Company’s business.

Quarterly results of operations for the years ended December 31, 2011 and 2010 are summarized below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net sales	$325,838	$342,212	$383,085	$366,803
Gross profit	170,310	181,018	200,594	191,168
Operating income	75,280	82,830	96,607	85,814
Net income	48,260	53,084	61,949	56,315
Basic earnings per common share	$0.70	$0.78	$0.93	$0.86
Diluted earnings per common share	$0.68	$0.76	$0.90	$0.84
2010
Net sales	$253,889	$263,044	$295,785	$292,703
Gross profit	124,809	128,041	150,754	151,823
Operating income	52,290	53,850	68,154	71,608
Net income	33,148	33,506	44,198	46,292
Basic earnings per common share	$0.45	$0.47	$0.64	$0.68
Diluted earnings per common share	$0.44	$0.46	$0.62	$0.66

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011
SCHEDULE II

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2009	$6,726	$5,936	$—	$(3,632)	$9,030
Year Ended December 31, 2010	$9,030	$531	$—	$(2,124)	$7,437
Year Ended December 31, 2011	$7,437	$1,563	$—	$(2,199)	$6,801

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance deferred tax assets:
Year Ended December 31, 2009	$8,736	$1,037	$—	$—	$9,773
Year Ended December 31, 2010	$9,773	$—	$—	$(957)	$8,816
Year Ended December 31, 2011	$8,816	$—	$—	$(5,879)	$2,937