Form 10-Q
period 2012-04-26
TEMPUR PEDIC INTERNATIONAL INC
filed 2012-04-26
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):
Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of April 25, 2012 was 63,517,582 shares.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under ITEM IA of Part II of this report and under the heading “Risk Factors” under ITEM 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2011. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$384,393	$325,838
Cost of sales	178,407	155,528
Gross profit	205,986	170,310
Selling and marketing expenses	83,299	64,370
General, administrative and other expenses	36,622	30,660
Operating income	86,065	75,280

Other expense, net:
Interest expense, net	(4,066)	(2,539)
Other expense, net	(441)	(603)
Total other expense	(4,507)	(3,142)

Income before income taxes	81,558	72,138
Income tax provision	25,340	23,878
Net income	$56,218	$48,260

Earnings per common share:
Basic	$0.88	$0.70
Diluted	$0.86	$0.68
Weighted average common shares outstanding:
Basic	63,881	68,565
Diluted	65,684	70,871

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$56,218	$48,260
Other comprehensive income before tax:
Foreign currency translation adjustments	5,591	7,490
Derivative instruments accounted for as hedges, net of reclassification adjustment	(449)	848
Other comprehensive income, before tax	5,142	8,338
Income tax benefit (provision) related to other comprehensive income items	176	(331)
Other comprehensive income, net of tax	5,318	8,007
Comprehensive income	$61,536	$56,267

See accompanying Notes to Condensed Consolidated Financial Statements

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$134,016	$111,367
Accounts receivable, net	152,961	142,412
Inventories	97,670	91,212
Prepaid expenses and other current assets	25,423	20,088
Deferred income taxes	15,834	14,391
Total Current Assets	425,904	379,470
Property, plant and equipment, net	161,000	160,502
Goodwill	213,824	213,273
Other intangible assets, net	65,261	66,491
Other non-current assets	8,471	8,904
Total Assets	$874,460	$828,640

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$67,622	$69,936
Accrued expenses and other current liabilities	70,712	76,636
Income taxes payable	28,260	20,506
Total Current Liabilities	166,594	167,078
Long-term debt	565,000	585,000
Deferred income taxes	20,105	24,227
Other non-current liabilities	22,350	21,544
Total Liabilities	774,049	797,849

Commitments and contingencies—see Note 9

Total Stockholders’ Equity	100,411	30,791
Total Liabilities and Stockholders’ Equity	$874,460	$828,640

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,218	$48,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,690	8,341
Amortization of stock-based compensation	4,362	2,729
Amortization of deferred financing costs	353	173
Bad debt expense	(12)	670
Deferred income taxes	(5,565)	(962)
Foreign currency adjustments and other	1,097	(442)
Changes in operating assets and liabilities	(20,585)	(3,044)
Net cash provided by operating activities	44,558	55,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,638)	(5,215)
Other	23	171
Net cash used by investing activities	(6,615)	(5,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	31,500	11,000
Repayments of long-term revolving credit facility	(51,500)	(23,000)
Proceeds from issuance of common stock	7,321	16,717
Excess tax benefit from stock based compensation	8,739	7,953
Treasury shares repurchased	(14,912)	(61,107)
Other	(293)	—
Net cash used by financing activities	(19,145)	(48,437)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,851	3,493
Increase in cash and cash equivalents	22,649	5,737
CASH AND CASH EQUIVALENTS, beginning of period	111,367	53,623
CASH AND CASH EQUIVALENTS, end of period	$134,016	$59,360

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,716	$2,234
Income taxes, net of refunds	$14,957	$7,808

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

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States (U.S. GAAP) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K.

    The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

    (b) Reclassifications. The Company reclassified certain Accrued expenses and other current liabilities to Other non-current liabilities to conform to the 2012 presentation of Condensed Consolidated Financial Statements. This change does not materially impact previously reported subtotals within the Condensed Consolidated Financial Statements for any previous period presented.

    (c) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	March 31, 2012	December 31, 2011
Finished goods	$69,722	$65,391
Work-in-process	8,525	9,088
Raw materials and supplies	19,423	16,733
	$97,670	$91,212

    (d) Accrued Sales Returns. The Company allows product returns up to 120 days following a sale through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The level of sales returns differs by channel with the Direct channel typically experiencing the highest rate of return.  Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

    The Company had the following activity for sales returns from December 31, 2011 to March 31, 2012:

Balance as of December 31, 2011	$5,285
Amounts accrued	11,768
Returns charged to accrual	(10,920)
Balance as of March 31, 2012	$6,133

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

    (e) Warranties. The Company provides a 20-year warranty for North American sales and a 15-year warranty for International sales on mattresses, each prorated for the last 10 years. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized. Estimates of warranty expenses are based primarily on historical claim experience and product testing. Warranties are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

    The Company had the following activity for warranties from December 31, 2011 to March 31, 2012:

Balance as of December 31, 2011	$4,280
Amounts accrued	1,393
Warranties charged to accrual	(1,089)
Balance as of March 31, 2012	$4,584

    (f) Revenue Recognition. Sales of products are recognized when persuasive evidence of an arrangement exists, products are shipped and title passes to customers and the risks and rewards of ownership are transferred, the sales price is fixed or determinable and collectability is reasonably assured. The Company extends volume discounts to certain customers and reflects these amounts as a reduction of sales. The Company also reports sales net of tax assessed by qualifying governmental authorities. The Company extends credit based on the creditworthiness of its customers. No collateral is required on sales made in the normal course of business.

    The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions. It also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $6,753 and $6,801 as of March 31, 2012 and December 31, 2011, respectively.

    (g) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and included in General, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income. Research and development costs charged to expense were $3,442 and $2,334 for the three months ended March 31, 2012 and 2011, respectively.

    (h) Subsequent Event. On April 2, 2012, the Company acquired its third party distributor in Poland. The Company paid approximately $2,000 in cash to acquire this entity with additional future payments due to the former owners if certain operational targets are met.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

(2) Goodwill and Other intangible assets

    The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	North America	International	Total
Balance as of December 31, 2011	$108,504	$104,769	$213,273
Foreign currency translation adjustments	351	200	551
Balance as of March 31, 2012	$108,855	$104,969	$213,824

    The following table summarizes information relating to the Company’s Other intangible assets, net:

		March 31, 2012			December 31, 2011
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$15,067	$933	$16,000	$14,667	$1,333
Patents & other Trademarks	5-20	12,600	9,356	3,244	12,546	9,180	3,366
Customer database	5	5,083	5,083	—	4,928	4,928	—
Foam formula	10	3,700	3,484	216	3,700	3,392	308
Reacquired rights	3	5,744	3,830	1,914	5,638	3,289	2,349
Customer relationships	5	4,934	980	3,954	4,989	854	4,135
Total		$103,061	$37,800	$65,261	$102,801	$36,310	$66,491

    Amortization expense relating to intangible assets for the Company was $1,381 and $1,266 for the three months ended March 31, 2012 and 2011, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any historical period.

(3) Long-term Debt

    (a) Long-term Debt. Long-term debt for the Company consists of the following:

	March 31, 2012	December 31, 2011
Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Base Rate or LIBOR plus applicable margin (1.99% and 2.05% as of March 31, 2012 and December 31, 2011, respectively), commitment through and due June 28, 2016	$565,000	$585,000
Long-term debt	$565,000	$585,000

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

    The Senior Credit Facility consists of domestic and foreign credit facilities (Revolvers) that provide for the incurrence of indebtedness up to an aggregate principal amount of $770,000. The domestic credit facility is a five-year, $745,000 revolving credit facility. The foreign credit facility is a five-year, $25,000 revolving credit facility. The Revolvers provide for the issuance of letters of credit and bank guarantees (Contingent Liabilities) which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of Contingent Liabilities outstanding under the Revolvers was $1,025 at March 31, 2012. After giving effect to Contingent Liabilities and $565,000 in borrowings under the Revolvers, total availability under the Revolvers was $203,975 as of March 31, 2012. Both credit facilities bear interest at a rate equal to the applicable margin, as determined in accordance with a performance pricing grid set forth in the Senior Credit Facility, plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual commitment fee on the unused amount of the Senior Credit Facility.  The commitment fee is calculated based on the consolidated leverage ratio and ranges from .375% to .50%.

    The Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan-Foam ApS and substantially all the Company’s U.S. assets. The Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of March 31, 2012.

    On August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with the Senior Credit Facility. Refer to Note 5, “Derivative Financial Instruments” for additional information regarding the Company’s derivative instruments, including this interest rate swap.

(4) Fair Value Measurements

    The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three months ended March 31, 2012. At March 31, 2012, the Company had an interest rate swap and foreign exchange forward contracts recorded at fair value.  Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The fair value of the interest rate swap is calculated using standard industry models based on observable forward yield curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts.

    The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

		Fair Value Measurements at March 31, 2012 Using:
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange forward contracts	$214	$—	$214	$—
Liabilities:
Interest rate swap	$3,065	$—	$3,065	$—

		Fair Value Measurements at December 31, 2011 Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Foreign exchange forward contracts	$935	$—	$935	$—
Interest rate swap	$2,616	$—	$2,616	$—

    The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the Senior Credit Facility (as defined in Note 3(b)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

(5) Derivative Financial Instruments

    In the normal course of business, the Company is exposed to certain risks related to fluctuations in interest rates and foreign currency exchange rates. The Company uses various derivative contracts, primarily interest rate swaps and foreign exchange forward contracts, to manage risks from these market fluctuations. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions.

Interest Rate Risk

    The Company is exposed to changes in interest rates on its Senior Credit Facility. In order to manage this risk, on August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. The Company designated this interest rate swap as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated swap agreement will offset losses and gains on the transactions being hedged. The Company formally documented the effectiveness of this qualifying hedge instrument (both at the inception of the swap and on an ongoing basis) in offsetting changes in cash flows of the hedged transaction. The fair value of the interest rate swap is calculated as described in Note 4, “Fair Value Measurements”, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

    As a result of this swap, the Company pays interest at a fixed rate and receives payments at a variable rate which began on December 30, 2011. The swap effectively fixes the floating LIBOR-based interest rate to 1.25% on $250,000 of the outstanding balance under the Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The interest rate swap expires on December 30, 2015. The Company will select the LIBOR-based rate on the hedged portion of the Senior Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as Interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as Interest expense, net during the current period.

Foreign Currency Exposures

    The Company is exposed to foreign currency risk related to intercompany debt and associated interest payments. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign exchange forward contracts. The Company does not designate any of these foreign currency forward contracts as hedging instruments; however, the Company considers the contracts as economic hedges. Accordingly, changes in the fair value of these instruments affect earnings during the current period. These foreign exchange forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies. The fair value of foreign currency agreements are estimated as described in Note 4, “Fair Value Measurements” taking into consideration foreign currency rates and the current creditworthiness of the counterparties or the Company, as applicable.

    As of March 31, 2012, the Company had foreign exchange forward contracts with expiration dates ranging from April 2, 2012 through July 31, 2012. The changes in fair value of these foreign currency hedges are included as a component of Other expense, net. As of March 31, 2012, the Company had the following outstanding foreign exchange forward contracts:

Foreign Currency Denomination	Notional Amount
Japanese Yen		¥45,537
Swedish Krone	kr.	1,725
Norwegian Krone	kr.	509
Australian Dollar		$302
New Zealand Dollar		$219
Singapore Dollar		$100
United States Dollar		$896
Swiss Franc	CHF	87
Great Britain Pound		£14

   TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

    As of March 31, 2012 and December 31, 2011, the fair value carrying amount of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets were recorded as follows:

	Liability Derivatives
	Balance Sheet Location	Fair Value
		March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments
Interest rate swap – current	Accrued expenses and other current liabilities	$1,890	$1,471
Interest rate swap – non-current	Other non-current liabilities	1,175	1,145
		$3,065	$2,616
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$—	$935
		$3,065	$3,551

Asset Derivatives
	Balance Sheet Location	Fair Value
		March 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$214	—
		$214	$—

    The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2012 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(449)	Interest Expense, net	$(790)	Interest Expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other expense, net	$608

For the three months ended March 31, 2011:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$848	Interest Expense, net	$(864)	Interest Expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other expense, net	$1,249

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

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

    (b) Share Repurchase Programs. During the three months ended March 31, 2012, the Company purchased 169 shares of the Company’s common stock for a total of $12,346 pursuant to the authorization approved by the Company’s Board of Directors in January 2012.  As of March 31, 2012, the Company has $237,654 remaining under the January 2012 authorization. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility.

(7) Other Items

    (a) Property, plant and equipment.  Property, plant and equipment, net consisted of the following:

	March 31, 2012	December 31, 2011
Land and buildings	$123,457	$121,794
Machinery and equipment, furniture and fixtures and other	232,063	225,521
Construction in progress	16,117	14,777
	371,637	362,092
Accumulated depreciation	(210,637)	(201,590)
	$161,000	$160,502

    (b) Accrued expenses and other current liabilities. Accrued expenses and other current liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Salary and related expenses	$15,086	$24,265
Advertising accrual	11,839	6,988
Accrued sales and value added taxes	10,592	8,497
Sales returns	6,133	5,285
Warranty accrual	4,584	4,280
Other	22,478	27,321
	$70,712	$76,636

    (c) Accumulated other comprehensive loss. Accumulated other comprehensive loss consisted of the following:

	March 31, 2012	December 31, 2011
Derivative instruments accounted for as hedges, net of taxes of $1,196 and $1,020, respectively	$(1,869)	$(1,596)
Foreign currency adjustments	(7,499)	(13,090)
Accumulated other comprehensive loss	$(9,368)	$(14,686)

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

(8) Stock-Based Compensation

    The Company’s stock-based compensation expense for the three months ended March 31, 2012 included performance-based restricted stock units (PRSUs), non-qualified stock options, restricted stock units (RSUs) and deferred stock units (DSUs). A summary of the Company’s stock-based compensation expense for the three months ended March 31, 2012 and 2011 is presented below:

	March 31, 2012	March 31, 2011
PRSU expense	$2,701	$877
Option expense	1,128	1,358
RSU/DSU expense	533	494
Total stock-based compensation expense	$4,362	$2,729

    A summary of the Company’s PRSU activity and related information for the three months ended March 31, 2012 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2011	285	$37.93
Granted	134	71.52
Vested	—	—
Forfeited	—	—
Awards outstanding at March 31, 2012	419	$48.67	$35,359

    The maximum number of shares to be awarded under the PRSUs granted during the three months ended March 31, 2012 and 2011 will be 403 and 443 shares, and will vest, if earned, at the end of the three-year performance periods ending on December 31, 2013 and 2012, respectively.

    A summary of the Company’s stock option activity and related information for the three months ended March 31, 2012 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2011	3,408	$11.15
Granted	88	71.17
Forfeited	—	—
Exercised	(494)	14.82
Options outstanding at March 31, 2012	3,002	$15.06	6.43	$208,134
Options exercisable at March 31, 2012	2,019	$13.75	6.08	$142,704

    The aggregate intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $34,387 and $35,926, respectively.

    No RSUs or DSUs were granted during the three months ended March 31, 2012.

    A summary of total unrecognized stock-based compensation expense based on current performance estimates related to the PRSUs and options granted during the three months ended March 31, 2012 is presented below:

	March 31, 2012	Weighted-Average Remaining Vesting Period
Unrecognized PRSU expense	$9,152	2.86
Unrecognized stock option expense	2,965	2.84
Total unrecognized stock-based compensation expense	$12,117	2.85

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

(9) Commitments and Contingencies

    (a) Purchase Commitments. The Company enters into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs were not significant as of March 31, 2012 or December 31, 2011.

    As of March 31, 2012, the Company had outstanding commitments of approximately $14,200 for capital expenditures related to the construction of the Company’s headquarters in Lexington, Kentucky.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

(10) Income Taxes

    The Company’s effective tax rate for the three months ended March 31, 2012 and March 31, 2011 was 31.1% and 33.1%, respectively. The Company’s effective income tax rate for the three months ended March 31, 2012 and 2011 differed from the federal statutory rate of 35.0% principally because of certain foreign tax rate differentials, state and local income taxes, the release of valuation allowances against deferred tax assets of certain foreign entities, foreign income currently taxable in the U.S., the production activities deduction and certain other permanent differences.

    The Company has not provided for U.S. federal and/or state income and foreign withholding taxes on $323,829 of undistributed earnings from non-U.S. operations as of March 31, 2012 because Tempur-Pedic International intends to reinvest such earnings indefinitely outside of the United States.  If these earnings were to be distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

    During the fourth quarter of 2007, the Company received an income tax assessment from the Danish Tax Authority with respect to the 2001, 2002 and 2003 tax years, an assessment with respect to the 2004 tax year during the third quarter of 2010, and an assessment with respect to the 2005 tax year during the second quarter of 2011.  The tax assessments relate to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $103,050 including interest and penalties. The Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and the Danish Tax Authority.  U.S. and Danish competent authorities have met to discuss the Company’s Bilateral APA, and additional meetings are expected. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

    The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the U.S. for periods prior to 2007, U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2003. Additionally, the Company is currently under examination by various tax authorities around the world.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns.  However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. During the three months ended March 31, 2012, there were no significant changes to the liability for unrecognized tax benefits.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

(11) Earnings Per Common Share

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net income	$56,218	$48,260

Denominator:
Denominator for basic earnings per common share - weighted average shares	63,881	68,565
Effect of dilutive securities:
Employee stock-based compensation	1,803	2,306
Denominator for diluted earnings per common share - adjusted weighted average shares	65,684	70,871

Basic earnings per common share	$0.88	$0.70

Diluted earnings per common share	$0.86	$0.68

    The Company excluded 53 and 31 shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2012 and 2011, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

(12) Business Segment Information

    The Company operates in two business segments: North America and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The North American segment consists of the two U.S. manufacturing facilities and our North American distribution subsidiaries. Substantially all of the net sales from external customers and long-lived assets included in the tables below for the North American segment relate to the Company’s U.S. operations.  The International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the North American segment. The Company evaluates segment performance based on Net sales and Operating income.

    The following table summarizes Total assets by segment:

	March 31, 2012	December 31, 2011
Total assets:
North America	$729,784	$688,001
International	458,187	422,246
Intercompany eliminations	(313,511)	(281,607)
	$874,460	$828,640

    The following table summarizes Long-lived assets by segment:

	March 31, 2012	December 31, 2011
North America	$376,277	$378,267
International	63,808	61,999
	$440,085	$440,266

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

    The following table summarizes segment information:

	Three Months Ended March 31,
	2012	2011
Net sales from external customers
North America
Mattresses	$183,480	$159,445
Pillows	21,423	17,589
Other	64,064	51,969
	$268,967	$229,003

International
Mattresses	$72,695	$57,891
Pillows	20,069	17,123
Other	22,662	21,821
	$115,426	$96,835
	$384,393	$325,838

Inter-segment sales:
North America	$191	$276
International	48	724
Intercompany eliminations	(239)	(1,000)
	$—	$—

Gross profit:
North America	$137,148	$111,806
International	68,838	58,504
	$205,986	$170,310

Operating income:
North America	$58,461	$51,081
International	27,604	24,199
	$86,065	$75,280

Income before income taxes:
North America	$54,520	$48,313
International	27,038	23,825
	$81,558	$72,138

Depreciation and amortization (including stock-based compensation amortization):
North America	$10,424	$8,646
International	2,628	2,424
	$13,052	$11,070

Capital expenditures:
North America	$3,672	$2,981
International	2,966	2,234
	$6,638	$5,215

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this report is condensed consolidated information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion include numerous risks and uncertainties, as described under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011. Our actual results may differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

    In this discussion and analysis, we discuss and explain the financial condition and results of our operations for the three month periods ended March 31, 2012 and 2011, including the following points:

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

•	Make sure everyone knows that they would sleep better on a Tempur-Pedic® mattress – we plan to continue to invest in our global brand awareness through advertising campaigns that further associate our brand name with overall sleep and premium quality products.
•	Make sure there is a Tempur-Pedic® bed and pillow that appeals to everyone – we plan to continue to maintain our focus on premium mattresses and pillows and regularly introduce new products.
•	Make sure that Tempur-Pedic® products are available to everyone – we plan to expand our points of distribution and the effectiveness of our distribution channels.
•	Make sure that Tempur-Pedic® bedding products continue to deliver the best sleep – we plan to continue to invest in product research and development.

    In pursuing these strategic goals, we expect to continue to optimize our cost structure in order to enable these marketing and product development investments.

Results of Operations

    Key financial highlights for the three months ended March 31, 2012 include the following:

•	Earnings per diluted common share (EPS) were $0.86 for the three months ended March 31, 2012 compared to $0.68 for the three months ended March 31, 2011.
•	Net sales for the three months ended March 31, 2012 increased to $384.4 million from $325.8 million for the same period in 2011.
•	Our Gross profit margin in the first quarter of 2012 was 53.6% compared to 52.3% for the first quarter of 2011.

	Three Months Ended March 31,
(In thousands, except per common share amounts)	2012		2011
Net sales	$384,393	100.0%	$325,838	100.0%
Cost of sales	178,407	46.4	155,528	47.7
Gross profit	205,986	53.6	170,310	52.3
Selling and marketing expenses	83,299	21.7	64,370	19.8
General, administrative and other expenses	36,622	9.5	30,660	9.4
Operating income	86,065	22.4	75,280	23.1
Interest expense, net	(4,066)	(1.1)	(2,539)	(0.8)
Other expense, net	(441)	(0.1)	(603)	(0.2)
Income before income taxes	81,558	21.2	72,138	22.1
Income tax provision	25,340	6.6	23,878	7.3
Net income	$56,218	14.6%	$48,260	14.8%

Earnings per common share:
Basic	$0.88		$0.70
Diluted	$0.86		$0.68
Weighted average common shares outstanding:
Basic	63,881		68,565
Diluted	65,684		70,871

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

    A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(in thousands)	2012	2011	2012	2011	2012	2011
Retail	$337,754	$284,430	$241,570	$208,148	$96,184	$76,282
Direct	30,868	23,190	24,251	17,960	6,617	5,230
Healthcare	8,253	8,997	3,146	2,895	5,107	6,102
Third Party	7,518	9,221	—	—	7,518	9,221
	$384,393	$325,838	$268,967	$229,003	$115,426	$96,835

    A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(in thousands)	2012	2011	2012	2011	2012	2011
Mattresses	$256,175	$217,336	$183,480	$159,445	$72,695	$57,891
Pillows	41,492	34,712	21,423	17,589	20,069	17,123
Other	86,726	73,790	64,064	51,969	22,662	21,821
	$384,393	$325,838	$268,967	$229,003	$115,426	$96,835

    Net sales. Net sales for the three months ended March 31, 2012 increased to $384.4 million from $325.8 million for the same period in 2011, an increase of $58.6 million, or 18.0%. We believe our increased revenues are primarily a result of investments made in marketing, the success of new product introductions and expanding points of distribution. Consolidated Mattress sales increased $38.8 million, or 17.9%, compared to the first quarter of 2011. The increase in Mattress sales occurred primarily in our Retail channel with Net sales increasing to $337.8 million from $284.4 million for the same period in 2011, an increase of $53.3 million, or 18.7%. Consolidated Pillow sales increased $6.8 million, or 19.5%, compared to the first quarter of 2011. Consolidated Other, which primarily includes adjustable bed bases and foundations, increased $12.9 million, or 17.5%. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also positively impacted. Direct sales increased $7.7 million, or 33.1%, from the same period in 2011. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

    North America. North American Net sales for the three months ended March 31, 2012 increased to $269.0 million from $229.0 million for the same period in 2011, an increase of $40.0 million, or 17.5%. Our North American Retail channel contributed $241.6 million in Net sales for the three months ended March 31, 2012 for an increase of $33.4 million, or 16.1%. We believe that our increased advertising investments have had a positive impact on our performance. As a result, North American Mattress sales increased $24.0 million, or 15.1% over the same period in 2011. Net sales in the Direct channel increased by $6.3 million, or 35.0%. We believe increased sales in the Direct channel are a result of our focus on building our brand awareness and encouraging consumers to visit our enhanced website through our advertisements. Other Net sales increased $12.1 million, or 23.3%, compared to the same period in 2011. Many of our Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Other products are also positively impacted. Additionally, we have emphasized and continue to experience improved attach rates on adjustable bed bases which are sold at a higher price point than traditional foundations.

    International. International Net sales for the three months ended March 31, 2012 increased to $115.4 million from $96.8 million for the same period in 2011, an increase of $18.6 million, or 19.2%. On a constant currency basis, our International Net sales increased approximately 21.8%. The International Retail channel increased $19.9 million, or 26.1%, compared to the same period in 2011. International Retail Net sales increased primarily due to expanding points of distribution and investments in our brand awareness. As a result, International Mattress sales in the first quarter of 2012 increased $14.8 million, or 25.6%, over the same period in 2011. Pillow sales for the first quarter of 2012 increased $2.9 million, or 17.2%, compared to the same period in 2011. Many of our Pillows are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows are also positively impacted.

    Gross profit. Gross profit for the three months ended March 31, 2012 increased to $206.0 million from $170.3 million for the same period in 2011, an increase of $35.7 million, or 20.9%. The Gross profit margin for the three months ended March 31, 2012 was 53.6% as compared to 52.3% for the same period in 2011. Our Gross profit margin is impacted by, among other factors, geographic mix between segments. Additionally, our gross profit margin includes a royalty paid by the North American segment to our International segment based on production volume, which has the effect of lowering the North American segment’s reported Gross profit margin, and increasing the International segment’s reported Gross profit margin. Costs associated with Net sales are recorded in Cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in this process. The principal factors that impacted Gross profit margin during the year are identified and discussed below in the respective segment discussions.

    North America. North American Gross profit for the three months ended March 31, 2012 increased to $137.1 million from $111.8 million for the same period in 2011, an increase of $25.3 million, or 22.7%.  The Gross profit margin in our North American segment was 51.0% and 48.8% for the three months ended March 31, 2012 and 2011, respectively.  Improvements in our North American Gross profit margin were primarily driven by our productivity programs, which generated improved efficiencies in manufacturing and distribution, and fixed cost leverage related to higher production volumes. These factors were partially offset by higher costs associated with new product launches.  Our North American Cost of sales for the three months ended March 31, 2012 increased to $131.8 million from $117.2 million for the same period in 2011, an increase of $14.6 million, or 12.5%.

    International. International Gross profit for the three months ended March 31, 2012 increased to $68.8 million from $58.5 million for the same period in 2011, an increase of $10.3 million, or 17.7%. The Gross profit margin in our International segment was 59.6% and 60.4% for the three months ended March 31, 2012 and 2011, respectively. The decrease in our International Gross profit margin was primarily driven by unfavorable mix, partially offset by efficiencies in manufacturing and fixed cost leverage related to higher production volumes. Our International Cost of sales for the three months ended March 31, 2012 increased to $46.6 million from $38.3 million for the same period in 2011, an increase of $8.3 million, or 21.5%.

    Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings, point of purchase materials and sales force compensation. We also include in Selling and marketing expenses for certain new product development costs, including market research and new product testing. Selling and marketing expenses increased to $83.3 million for the three months ended March 31, 2012 as compared to $64.4 million for the three months ended March 31, 2011, an increase of $18.9 million, or 29.4%. Selling and marketing expenses as a percentage of Net sales were 21.7% and 19.8% for the three months ended March 31, 2012 and 2011, respectively. Our advertising expenses for the three months ended March 31, 2012 were $47.2 million compared to $34.5 million, an increase of $12.7 million, or 36.9%. Advertising expenses as a percentage of Net sales were 12.3% and 10.6% for the three months ended March 31, 2012 and 2011, respectively.  Our objective is to align advertising costs to reflect our sales expectations. During the three months ended March 31, 2012, consistent with our strategy, we made additional investments to increase our brand awareness in North America and certain International markets. All other selling and marketing expenses increased $6.2 million, or 20.7%, which was driven by our increase in Net sales. All other selling and marketing expenses as a percentage of Net sales were approximately 9.4% and 9.2% for the three months ended March 31, 2012 and 2011, respectively.

    General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses as a percentage of Net sales were 9.5% and 9.4% for the three months ended March 31, 2012 and 2011, respectively. General, administrative and other expenses increased to $36.6 million for the three months ended March 31, 2012 as compared to $30.7 million for the same period in 2011, an increase of $6.0 million, or 19.4%. The increase in General, administrative and other expenses are primarily a result of increased salaries and associated expenses of $1.9 million, fees associated with financing programs in our Direct sales channel of $1.0 million and increased legal and professional expenses of $1.1 million, all of which were driven by our strong operating performance.

    Research and development expenses for the three months ended March 31, 2012 were $3.4 million compared to $2.3 million for the same period in 2011, an increase of $1.1 million, or 47.5%. Consistent with our strategy, we continue to invest in research and development in order to improve our existing product line and continue to introduce new and differentiated products.

    Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs. Interest expense, net, increased to $4.1 million for the three months ended March 31, 2012 as compared to $2.5 million for the same period in 2011, an increase of $1.5 million, or 60.1%. The increase in interest expense is primarily attributable to an increase in our debt outstanding compared to March 31, 2011.

    On August 8, 2011, we entered into a new four-year interest rate swap agreement effective December 30, 2011 to manage interest costs and the risk associated with changing interest rates associated with a portion of the borrowings outstanding under our Senior Credit Facility. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating London Inter-bank Offering Rate (LIBOR) based interest rate to 1.25% on $250.0 million of the outstanding balance as of March 31, 2012 under the Senior Credit Facility, with the outstanding balance subject to the swap expiring on December 30, 2015.

    Income before income taxes. Income before income taxes for the quarter ended March 31, 2012 increased to $81.6 million from $72.1 million for the same period in 2011, an increase of $9.4 million, or 13.1%. North America income before income taxes for the quarter ended March 31, 2012 increased to $54.5 million from $48.3 million for the same period in 2011, an increase of $6.2 million, or 12.8%. International income before income taxes for the quarter ended March 31, 2012 increased to $27.0 million from $23.8 million for the same period in 2011, an increase of $3.2 million, or 13.5%. The increase in income before Income taxes was a result of the items discussed above.

    Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our foreign operations. Our effective tax rate for the three months ended March 31, 2012 and 2011 was 31.1% and 33.1%, respectively.  The decrease primarily relates to several factors, including: the release of valuation allowances against deferred tax assets of certain foreign entities, the mix of jurisdictions where income is earned year over year and changes in income tax rates of certain taxing jurisdictions.

Liquidity and Capital Resources

Liquidity

    Our principal sources of funds are cash flows from operations, borrowings made pursuant to our Senior Credit Facility and Cash and cash equivalents on hand. Principal uses of funds consist of share repurchases made from time to time pursuant to share repurchase authorizations, payments of principal and interest on our Senior Credit Facility, acquisitions of certain former third party distributors, capital expenditures and working capital needs. At March 31, 2012, we had working capital of $259.3 million including Cash and cash equivalents of $134.0 million compared to working capital of $212.4 million including $111.4 million in Cash and cash equivalents as of December 31, 2011.

    Our cash flow from operations decreased to $44.6 million for the three months ended March 31, 2012 from $55.7 million for the three months ended March 31, 2011. The decrease in operating cash flow for the three months ended March 31, 2012 compared to three months ended March 31, 2011 was primarily driven by changes in Operating assets and liabilities due to increases in Accounts Receivable and Inventories, and decreases in Accounts payable and Accrued expenses and other current liabilities; and a decrease in our deferred income taxes primarily due to the release of valuation allowances against deferred tax assets of certain foreign entities. These decreases were partially offset by increased Net income.

    Net cash used in investing activities increased to $6.6 million for the three months ended March 31, 2012 as compared to $5.0 million for the three months ended March 31, 2011, due to an increase in capital expenditures.

     Cash flow used by financing activities was $19.1 million for the three months ended March 31, 2012 compared to cash flow used of $48.4 million for the same period in 2011, representing a decrease of $29.3 million. This decrease is primarily related to a decrease in shares repurchased. This decrease was partially offset by increased net payments under the Senior Credit Facility and decreased proceeds from issuance of common stock due to less exercising of stock options.

Capital Expenditures

    Capital expenditures totaled $6.6 million for the three months ended March 31, 2012 and $5.2 million for the three months ended March 31, 2011, respectively. We currently expect our 2012 capital expenditures to be approximately $50.0 million. This expected increase in capital expenditures in 2012 is attributable to continued strategic investments that we believe will support our plans for continued growth in future periods, including information technology upgrades and a new corporate headquarters in Lexington, Kentucky.

Debt Service

    Our long-term debt decreased to $565.0 million as of March 31, 2012 from $585.0 million as of December 31, 2011. After giving effect to $565.0 million in borrowings under the Senior Credit Facility and letters of credit outstanding of $1.0 million, total availability under the Revolvers was $204.0 million as of March 31, 2012.

    As of March 31, 2012, we are in compliance with our debt covenants. The table below sets forth the calculation of our compliance with the Funded debt to Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) covenant. Both Funded debt and EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt.

Reconciliation of Net income to EBITDA

    The following table sets forth the reconciliation of the Company’s reported Net income to the calculation of EBITDA for the trailing twelve months ended March 31, 2012:

	Three Months Ended				Twelve Months Ended
(In thousands)	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	March 31, 2012
GAAP Net income	$53,084	$61,949	$56,315	$56,218	$227,566
Plus:
Interest expense	2,646	3,265	3,498	4,066	13,475
Income taxes	26,982	31,164	26,759	25,340	110,245
Depreciation & amortization	13,239	12,166	14,513	13,052	52,970
EBITDA	$95,951	$108,544	$101,085	$98,676	$404,256

Reconciliation of Total debt to Funded debt

    The following table sets forth the reconciliation of the Company’s reported Total debt to the calculation of Funded debt and Funded debt to EBITDA ratio as of March 31, 2012:

As of
(In thousands)	March 31, 2012
GAAP basis Total debt	$565,000
Plus:
Letters of credit outstanding	1,025
Funded debt	$566,025
EBITDA	$404,256
Funded debt to EBITDA	1.40 times

    The ratio of Funded debt to EBITDA was 1.40 times, within the covenant in the Senior Credit Facility, which requires this ratio not exceed 3.0 times.

    We provide information regarding EBITDA and Funded debt which are not recognized terms under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. A reconciliation of our Net income to EBITDA and a reconciliation of Total debt to Funded debt have been provided above. We believe the use of these non-GAAP financial measures provide investors with additional useful information with respect to our Senior Credit Facility and our compliance with the related debt covenants.

Share Repurchase Program

    During the three months ended March 31, 2012, we purchased 0.2 million shares of our common stock for a total cost of $12.3 million pursuant to authorizations made by our Board of Directors. On January 23, 2012, our Board of Directors terminated the existing authority under the July 2011 authorization, as amended in October 2011, and approved a new share repurchase authorization of up to $250.0 million of our common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our Senior Credit Facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

Future Liquidity Sources

    Our primary sources of liquidity are cash flow from operations and borrowings under our Senior Credit Facility, which we amended and restated in 2011. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of March 31, 2012, we had $565.0 million in total Long-term debt outstanding, and our Stockholders’ Equity was $100.4 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings is expected to be approximately $19.0 million in 2012. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs.

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

    At March 31, 2012, total Cash and cash equivalents was $134.0 million, of which $9.5 million was held in the U.S. and $124.5 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other foreign currencies, including the U.S. Dollar, is not material to our overall liquidity or financial position. If these funds are needed for our U.S. operations, we may be required to accrue and pay U.S. taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the U.S., with the possible exception of funds that have been previously subject to U.S. federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. Our U.S. cash flows continue to be sufficient to fund our U.S. operations and obligations, including investing and financing activities such as debt service and share repurchases.

Factors That May Affect Future Performance

    General Business and Economic Conditions. Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to remain in 2012. In light of the macroeconomic environment, we continue to take steps to further align our cost structure with our anticipated level of Net sales. We continued to make strategic investments, including: maintaining focus on premium mattresses and pillows and introducing new products; investing in increasing our global brand awareness; extending our presence and improving our Retail account productivity and distribution; investing in our operating infrastructure to meet the requirements of our business; and taking actions to further strengthen our business.

    Managing Growth. Over the last few years, we have had to manage our business both through periods of rapid growth and economic uncertainty. Our Net sales increased from $221.5 million in 2001 to $1.1 billion in 2007 and decreased to $927.8 million in 2008 and $831.2 million in 2009. For the years ended December 31, 2010 and 2011, our Net sales increased to $1.1 billion and $1.4 billion, respectively. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these types of challenges, management has continued to enhance operating and financial infrastructure, as appropriate. In addition, during 2007 through 2009, we had to manage a decline in sales as a result of the macroeconomic environment. During this period, we had to manage our cost structure to contain costs. Going forward, we expect our expenditures to enhance our operating and financial infrastructure. Expenditures for advertising and other marketing-related activities will continue to be made as the continued growth in the business allows us the ability to make strategic investments. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

    Gross Margins. Our gross margin is primarily impacted by fixed cost leverage; the cost of raw materials; operational efficiency; product, channel and geographic mix; volume incentives offered to certain retail accounts; and costs associated with new product introductions. We expect to experience increases in the prices of certain raw materials during 2012. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. We have made significant investments in our manufacturing infrastructure and have available manufacturing capacity. If we increase our Net sales significantly the effect of this operating leverage could have a significant positive impact on our gross margin. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than pillows and are sold with lower margin products such as adjustable bed bases and foundations. We expect our gross margins to be up for the full year 2012 through continued productivity programs and volume leverage, partially offset by increased commodity costs.

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

    Our largest competitors have significant financial, marketing and manufacturing resources and strong brand name recognition, and sell their products through broad and well established distribution channels. Additionally, we believe that a number of our significant competitors offer mattress products claimed to be similar to our TEMPUR® mattresses and pillows. Recently, there have been significant new competitive launches and aggressive price promotion in our industry, which is moving increadingly toward non-spring mattresses. We provide strong channel profits to our retailers and distributors which management believes will continue to provide an attractive business model for our retailers and discourage them from carrying competing lower-priced products.

    Significant Growth Opportunities. We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. We launched the TEMPUR-Simplicity TM Collection in North America during the quarter ended March 31, 2012 which broadens our addressable market within the premium category. The TEMPUR-Simplicity TM Collection features three new mattresses that offer a solution for every sleep preference. However, our business may be affected by general business and economic conditions that could have an impact on demand for our products.

    Additionally, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line through our segmentation of products, we should be able to continue to expand the number of Tempur-Pedic® models offered at the retail store level, which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts and adding additional accounts, provides for continued growth opportunities and market share gains. However, our business may continue to be affected by general business and economic conditions, as well as competition, that could have an impact on demand for our products, which could limit our market share and decrease sales. Our products are currently sold in approximately 8,100 furniture and bedding retail stores in the North American segment, out of a total of approximately 11,500 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 9,000 to 10,000 over time. Our products are also sold in approximately 5,300 furniture retail and department stores in the International segment, out of a total of approximately 8,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in our markets internationally.

    Financial Leverage. As of March 31, 2012, we had $565.0 million of Long-term debt outstanding, and our Stockholders’ Equity was $100.4 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. During the quarter ended March 31, 2012, we decreased our total debt by $20.0 million, which, along with our improved performance, decreased our leverage ratios. On June 28, 2011, we amended and restated our Senior Credit Facility which increased the total availability under the facility to an aggregate of $770.0 million, added an option to increase domestic availability by an additional $250.0 million, extended the maturity date to June 28, 2016, and increased the applicable margins and certain fees to current market conditions. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available under our Senior Credit Facility. As of March 31, 2012, our ratio of Funded debt to EBITDA was 1.40 times, within the covenant in our Senior Credit Facility, which requires this ratio not exceed 3.0 times. On August 8, 2011, we entered into a new four-year interest rate swap agreement to manage interest costs and the risk of changing interest rates associated with a portion of our borrowings outstanding under our Senior Credit Facility. Refer to Note 5, “Derivative Financial Instruments” for additional information regarding our derivative instruments, including this interest rate swap.

    Exchange Rates. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic subsidiaries and their customers and suppliers, as well as between the Tempur-Pedic subsidiaries themselves. These hedging transactions may not succeed in effectively managing our foreign currency exchange rate risk. We do not apply hedge accounting to these contracts. See “ITEM 3. Quantitative and Qualitative Disclosures About Market Risk” under Part I of this report.

Critical Accounting Policies and Estimates

    For a discussion of our critical accounting policies and estimates, see “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies and estimates in 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

    Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. Our outlook for 2012 assumes modestly unfavorable currency exchange rates versus the year ended December 31, 2011. Should currency rates change sharply, our results could be impacted.

    We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at March 31, 2012, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.1 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

    We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

    We are exposed to changes in interest rates. Our Senior Credit Facility has a variable rate. On August 8, 2011, we entered into a new four-year interest rate swap agreement to manage interest costs and the risk of changing interest rates associated with a portion of the borrowings outstanding under our Senior Credit Facility. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 1.25% on $250.0 million of the outstanding balance as of December 31, 2011 under our Senior Credit Facility, with the outstanding balance declining over time. The interest rate swap expires on December 30, 2015. The Company selects the LIBOR-based rate on the hedged portion of our Senior Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as Interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as Interest expense, net during the current period.

    Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On March 31, 2012, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $315.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $3.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

   See Note 9 in the “Notes to Condensed Consolidated Financial Statements” in ITEM 1 under Part I of this report for a full description of our legal proceedings.

    We are involved in various other legal proceedings incidental to the operations of our business. We believe that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse affect on our business, financial condition, liquidity or operating results.

ITEM 1A.	RISK FACTORS

   In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “ITEM 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

    (a) Not applicable.

    (b) Not applicable.

    (c) Issuer Purchases of Equity Securities

    The following table sets forth purchases of our common stock for the three months ended March 31, 2012:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2012 – January 31, 2012	—	—	—	—
February 1, 2012 – February 29, 2012	168,500	$73.27	168,500	$237.7
March 1, 2012 – March 31, 2012	—	—	—	—
Total	168,500		168,500

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 5.	OTHER INFORMATION

    (a) Not applicable.

    (b) Not applicable.

ITEM 6.	EXHIBITS

            The following is an index of the exhibits included in this report:

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1
The following materials from Tempur-Pedic International Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC.

Date: April 26, 2012	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer