Form 10-Q
period 2012-07-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2012-07-30
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2012

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

    The number of shares outstanding of the registrant’s common stock as of July 27, 2012 was 59,545,817 shares.

Special Note Regarding Forward-Looking Statements

    This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning our plans; objectives; goals; strategies; future events; future revenues or performance; the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments; strategic long-term investments; changes in capital expenditures; the impact of consumer confidence; litigation and similar issues; pending tax assessments; financial flexibility; the impact of initiatives to respond to increased levels of competition in our industry; the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market; efforts to expand business within established accounts, improve account productivity, reduce costs and operating expenses and improve manufacturing productivity;  initiatives to improve gross margin; the vertical integration of our business; the development, rollout and market acceptance of new products; our ability to further invest in the business and in brand awareness; our ability to meet financial obligations and continue to comply with the terms of our Senior Credit Facility, including its financial ratio covenants; effects of changes in foreign exchange rates on our reported earnings; our expected sources of cash flow; our ability to effectively manage cash; our ability to align costs with sales expectations; and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

    There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. There are important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under ITEM IA of Part II of this report and under the heading “Risk Factors” under ITEM 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2011. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per common share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$329,461	$342,212	$713,854	$668,050
Cost of sales	162,578	161,194	340,985	316,722
Gross profit	166,883	181,018	372,869	351,328
Selling and marketing expenses	83,672	67,980	166,971	132,350
General, administrative and other expenses	35,662	30,208	72,284	60,868
Operating income	47,549	82,830	133,614	158,110

Other expense, net
Interest expense, net	(4,167)	(2,646)	(8,233)	(5,185)
Other income (expense), net	486	(118)	45	(721)
Total other expense	(3,681)	(2,764)	(8,188)	(5,906)

Income before income taxes	43,868	80,066	125,426	152,204
Income tax provision	14,745	26,982	40,085	50,860
Net income	$29,123	$53,084	$85,341	$101,344

Earnings per common share:
Basic	$0.46	$0.78	$1.35	$1.48
Diluted	$0.45	$0.76	$1.31	$1.44
Weighted average common shares outstanding:
Basic	62,851	67,959	63,366	68,257
Diluted	64,337	70,018	65,019	70,469

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$29,123	$53,084	$85,341	$101,344
Other comprehensive (loss) income before tax:
Foreign currency translation adjustments	(10,138)	3,996	(4,547)	11,486
Derivative instruments accounted for as hedges, net of reclassification adjustments	(1,025)	582	(1,474)	1,430
Other comprehensive (loss) income, before tax	(11,163)	4,578	(6,021)	12,916
Income tax benefit (provision) related to other comprehensive income items	399	(227)	575	(558)
Other comprehensive (loss) income, net of tax	(10,764)	4,351	(5,446)	12,358
Comprehensive income	$18,359	$57,435	$79,895	$113,702

See accompanying Notes to Condensed Consolidated Financial Statements

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2012	December 31, 2011

	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$134,198	$111,367
Accounts receivable, net	131,192	142,412
Inventories	106,056	91,212
Prepaid expenses and other current assets	24,148	20,088
Deferred income taxes	17,161	14,391
Total Current Assets	412,755	379,470
Property, plant and equipment, net	166,310	160,502
Goodwill	213,150	213,273
Other intangible assets, net	64,959	66,491
Other non-current assets	8,366	8,904
Total Assets	$865,540	$828,640

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$69,179	$69,936
Accrued expenses and other current liabilities	76,009	76,636
Income taxes payable	8,632	20,506
Total Current Liabilities	153,820	167,078
Long-term debt	681,500	585,000
Deferred income taxes	19,568	24,227
Other non-current liabilities	22,792	21,544
Total Liabilities	877,680	797,849

Commitments and contingencies — see Note 10

Total Stockholders’ (Deficit) Equity	(12,140)	30,791
Total Liabilities and Stockholders’ (Deficit) Equity	$865,540	$828,640

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,341	$101,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,648	16,590
Amortization of stock-based compensation	7,410	7,719
Amortization of deferred financing costs	700	346
Bad debt expense	1,260	1,137
Deferred income taxes	(7,150)	(1,133)
Foreign currency adjustments and other	779	826
Changes in operating assets and liabilities	(19,447)	(22,879)
Net cash provided by operating activities	86,541	103,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,664)	(12,098)
Other	(1,669)	(1,970)
Net cash used by investing activities	(22,333)	(14,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	245,500	572,500
Repayments of long-term revolving credit facility	(149,000)	(504,500)
Proceeds from issuance of common stock	10,077	22,386
Excess tax benefit from stock based compensation	9,678	14,133
Treasury shares repurchased	(152,565)	(160,010)
Payments of deferred financing costs	—	(6,109)
Other	(2,321)	—
Net cash used by financing activities	(38,631)	(61,600)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,746)	4,834
Increase in cash and cash equivalents	22,831	33,116
CASH AND CASH EQUIVALENTS, beginning of period	111,367	53,623
CASH AND CASH EQUIVALENTS, end of period	$134,198	$86,739

Supplemental cash flow information:
Cash paid during the period for:
Interest	$7,490	$4,973
Income taxes, net of refunds	$48,052	$32,721

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

    The Company manufactures, markets and sells products including pillows, mattresses and other related products. The Company manufactures essentially all its pressure-relieving TEMPUR® products at three manufacturing facilities, with one located in Denmark and two in the U.S. The Company has sales distribution subsidiaries operating in North America, Europe, Asia Pacific, and South America and has third party distribution arrangements in certain other countries where it does not have subsidiaries. The Company sells its products through four sales channels: Retail, Direct, Healthcare and Third party.

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

    (c) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	June 30,	December 31,
	2012	2011
Finished goods	$77,382	$65,391
Work-in-process	8,790	9,088
Raw materials and supplies	19,884	16,733
	$106,056	$91,212

    (d) Accrued Sales Returns. The Company allows product returns up to 90 days following a sale through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The level of sales returns differs by channel with the Direct channel typically experiencing the highest rate of return.  Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

    The Company had the following activity for sales returns from December 31, 2011 to June 30, 2012:

Balance as of December 31, 2011	$5,285
Amounts accrued	21,389
Returns charged to accrual	(21,318)
Balance as of June 30, 2012	$5,356

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

    The Company had the following activity for warranties from December 31, 2011 to June 30, 2012:

Balance as of December 31, 2011	$4,280
Amounts accrued	3,160
Warranties charged to accrual	(2,779)
Balance as of June 30, 2012	$4,661

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

    The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions. It also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $7,510 and $6,801 as of June 30, 2012 and December 31, 2011, respectively.

    (g) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and included in General, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income. Research and development costs charged to expense were $3,805 and $2,566 for the three months ended June 30, 2012 and 2011, respectively. Research and development costs charged to expense were $7,247 and $4,900 for the six months ended June 30, 2012 and 2011, respectively.

    (h) Subsequent Event. On July 5, 2012, the Company acquired its third party distributor in Brazil. The Company paid approximately $2,200 in cash to acquire this entity with additional future payments due to the former owners if certain operational targets are met.

(2) Goodwill and Other intangible assets

    The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	North America	International	Total
Balance as of December 31, 2011	$108,504	$104,769	$213,273
Foreign currency translation adjustments	(32)	(91)	(123)
Balance as of June 30, 2012	$108,472	$104,678	$213,150

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

    The following table summarizes information relating to the Company’s Other intangible assets, net:

		June 30, 2012			December 31, 2011
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$15,467	$533	$16,000	$14,667	$1,333
Patents & other Trademarks	5-20	12,559	9,498	3,061	12,546	9,180	3,366
Customer database	5	5,184	5,184	—	4,928	4,928	—
Foam formula	10	3,700	3,577	123	3,700	3,392	308
Reacquired rights	3	5,628	4,220	1,408	5,638	3,289	2,349
Customer relationships	5	5,963	1,129	4,834	4,989	854	4,135
Total		$104,034	$39,075	$64,959	$102,801	$36,310	$66,491

    Amortization expense relating to intangible assets for the Company was $1,434 and $1,283 for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, amortization expense relating to intangible assets for the Company was $2,815 and $2,549, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any historical period.

(3) Acquisition

    On April 2, 2012, the Company acquired its third party distributor in Poland. The Company paid $1,669 in cash to acquire this entity, with future payments due to the former owners if certain operational targets are met. Assets acquired include certain Intangible assets, Inventories and Prepaids and other current assets.

(4) Long-term Debt

   (a) Long-term Debt. Long-term debt for the Company consists of the following:

	June 30,	December 31,
	2012	2011
Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Base Rate or LIBOR plus applicable margin (1.99% and 2.05% as of June 30, 2012 and December 31, 2011, respectively), commitment through and due June 28, 2016.	$681,500	$585,000
Long-term Debt	$681,500	$585,000

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

    The Senior Credit Facility consists of domestic and foreign credit facilities (Revolvers) that provide for the incurrence of indebtedness up to an aggregate principal amount of $770,000. The domestic credit facility is a five-year, $745,000 revolving credit facility. The foreign credit facility is a five-year, $25,000 revolving credit facility. The Revolvers provide for the issuance of letters of credit and bank guarantees (Contingent Liabilities) which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of Contingent Liabilities outstanding under the Revolvers was $1,025 at June 30, 2012. After giving effect to Contingent Liabilities and $681,500 in borrowings under the Revolvers, total availability under the Revolvers was $87,475 as of June 30, 2012. Both credit facilities bear interest at a rate equal to the applicable margin, as determined in accordance with a performance pricing grid set forth in the Senior Credit Facility, plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual commitment fee on the unused amount of the Senior Credit Facility.  The commitment fee is calculated based on the consolidated leverage ratio and ranges from .375% to .50%.

    The Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan-Foam ApS and substantially all the Company’s U.S. assets. The Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of June 30, 2012.

    On August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with the Senior Credit Facility. Refer to Note 6, “Derivative Financial Instruments” for additional information regarding the Company’s derivative instruments, including this interest rate swap.

(5) Fair Value Measurements

    The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three months ended June 30, 2012. At June 30, 2012, the Company had an interest rate swap and foreign exchange forward contracts recorded at fair value.  Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The fair value of the interest rate swap is calculated using standard industry models based on observable forward yield curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts.

    The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

		Fair Value Measurements at June 30, 2012 Using:
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$4,090	$—	$4,090	$—
Foreign exchange forward contracts	$595	$—	$595	$—

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

		Fair Value Measurements at December 31, 2011 Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$2,616	$—	$2,616	$—
Foreign exchange forward contracts	$935	$—	$935	$—

   The carrying value of Cash and cash equivalents, Accounts receivable and Accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the Senior Credit Facility (as defined in Note 4(b)) are at variable interest rates and accordingly their carrying amounts approximate fair value.

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

Interest Rate Risk

    The Company is exposed to changes in interest rates on its Senior Credit Facility. In order to manage this risk, on August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. The Company designated this interest rate swap as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated swap agreement will offset losses and gains on the transactions being hedged. The Company formally documented the effectiveness of this qualifying hedge instrument (both at the inception of the swap and on an ongoing basis) in offsetting changes in cash flows of the hedged transaction. The fair value of the interest rate swap is calculated as described in Note 5, “Fair Value Measurements,” taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

    As a result of this swap, the Company pays interest at a fixed rate and receives payments at a variable rate which began on December 30, 2011. The swap effectively fixes the floating LIBOR-based interest rate to 1.25% on $250,000 of the outstanding balance under the Senior Credit Facility, with the outstanding balance subject to the swap declining over time. The interest rate swap expires on December 30, 2015. The Company has selected the LIBOR-based rate on the hedged portion of the Senior Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as Interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as Interest expense, net during the current period.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

Foreign Currency Exposures

    The Company is exposed to foreign currency risk related to intercompany debt and associated interest payments. To manage the risk associated with fluctuations in foreign currencies, the Company enters into foreign exchange forward contracts. The Company does not designate any of these foreign currency forward contracts as hedging instruments; however, the Company considers the contracts as economic hedges. Accordingly, changes in the fair value of these instruments affect earnings during the current period. These foreign exchange forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies. The fair value of foreign currency agreements are estimated as described in Note 5, “Fair Value Measurements,” taking into consideration foreign currency rates and the current creditworthiness of the counterparties or the Company, as applicable.

    As of June 30, 2012, the Company had foreign exchange forward contracts with expiration dates ranging from July 31, 2012 to November 30, 2012. The changes in fair value of these foreign currency hedges are included as a component of Other income (expense), net. As of June 30, 2012, the Company had the following outstanding foreign exchange forward contracts:

Foreign Currency Denomination	Notional Amount
Japanese Yen		¥459,000
Swedish Krone	kr.	30,369
United States Dollar		$14,931
Norwegian Krone	kr.	8,500
Australian Dollar		$3,836
New Zealand Dollar		$2,479
Singapore Dollar		$295

    As of June 30, 2012 and December 31, 2011, the fair value carrying amount of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets were recorded as follows:

	Liability Derivatives
	Balance Sheet Location	Fair Value
		June 30,	December 31,
		2012	2011
Derivatives designated as hedging instruments
Interest rate swap - current	Accrued expenses and other current liabilities	$1,882	$1,471
Interest rate swap - non-current	Other non-current liabilities	2,208	1,145
		$4,090	$2,616

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$595	$935
		$4,685	$3,551

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

    The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three months ended June 30, 2012 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(1,025)	Interest expense, net	$(790)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other income (expense), net	$122

For the three months ended June 30, 2011:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$582	Interest expense, net	$(582)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other income (expense), net	$(211)

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the six months ended June 30, 2012 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(1,474)	Interest expense, net	$(1,580)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other income (expense), net	$730

    For the six months ended June 30, 2011:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$1,430	Interest expense, net	$(1,446)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other income (expense), net	$1,038

(7) Stockholders’ (Deficit) Equity

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

    (b) Share Repurchase Programs. During the six months ended June 30, 2012, the Company purchased 5,023 shares of the Company’s common stock for a total of $149,999 pursuant to the authorization approved by the Company’s Board of Directors in January 2012.  As of June 30, 2012, the Company has $100,001 remaining under the January 2012 authorization. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our credit facility.

(8) Other Items

    (a) Property, plant and equipment.  Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2012	2011
Land and buildings	$121,317	$121,794
Machinery and equipment, furniture and fixtures and other	234,563	225,521
Construction in progress	24,655	14,777
	380,535	362,092
Accumulated depreciation	(214,225)	(201,590)
	$166,310	$160,502

    (b) Accrued expenses and other current liabilities. Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2012	2011
Salary and related expenses	$17,390	$24,265
Advertising accrual	12,651	6,988
Accrued sales and value added taxes	8,693	8,497
Sales returns	5,356	5,285
Warranty accrual	4,661	4,280
Legal and professional fees	4,547	3,259
Other	22,711	24,062
	$76,009	$76,636

    (c) Accumulated other comprehensive loss. Accumulated other comprehensive loss consisted of the following:

	June 30,	December 31,
	2012	2011
Derivative instruments accounted for as hedges, net of taxes of $1,595 and $1,020, respectively	$(2,495)	$(1,596)
Foreign currency adjustments	(17,637)	(13,090)
Accumulated other comprehensive loss	$(20,132)	$(14,686)

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

(9) Stock-Based Compensation

    The Company’s stock-based compensation expense for the three and six months ended June 30, 2012 included performance-based restricted stock units (PRSUs), non-qualified stock options, restricted stock units (RSUs) and deferred stock units (DSUs). A summary of the Company’s stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
PRSU Expense	$1,380	$2,649	$4,081	$3,526
Option Expense	1,130	1,821	2,258	3,179
RSU/DSU Expense	538	520	1,071	1,014
Total stock-based compensation expense	$3,048	$4,990	$7,410	$7,719

A summary of the Company’s PRSU activity and related information for the six months ended June 30, 2012 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2011	285	$37.93
Granted	134	71.52
Vested	—	—
Forfeited	—	—
Awards outstanding at June 30, 2012	419	$48.67	$9,793

    The maximum number of shares to be awarded under the PRSUs granted during the six months ended June 30, 2012 and 2011 will be 403 and 443 shares, and will vest, if earned, at the end of the three-year performance periods ending on December 31, 2014 and 2013, respectively.

    A summary of the Company’s stock option activity and related information for the six months ended June 30, 2012 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2011	3,408	$11.15
Granted	98	70.24
Forfeited	—	—
Exercised	798	12.62
Options outstanding at June 30, 2012	2,708	$15.91	6.16	$19,468
Options exercisable at June 30, 2012	2,110	$13.69	5.79	$20,468

    The aggregate intrinsic value of options exercised during the three months ended June 30, 2012 and 2011 was $12,649 and $67,459, respectively.  The aggregate intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $39,079 and $102,617, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

    The Company granted 10 DSUs during the six months ended June 30, 2012. No RSUs were granted during the six months ended June 30, 2012.

    A summary of total unrecognized stock-based compensation expense based on current performance estimates related to the PRSUs, options and DSUs granted during the six months ended June 30, 2012 is presented below:

	June 30, 2012	Weighted Average Remaining Vesting Period (Years)
Unrecognized PRSU expense	$8,348	2.61
Unrecognized stock option expense	2,826	2.49
Unrecognized DSU expense	516	0.82
Total unrecognized stock-based compensation expense	$11,690	2.50

(10) Commitments and Contingencies

    (a) Purchase Commitments. The Company enters into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs were not significant as of June 30, 2012 or December 31, 2011.

    As of June 30, 2012, the Company had outstanding commitments of approximately $13,000 for capital expenditures related to the construction of the Company’s headquarters in Lexington, Kentucky.

    (b) Antitrust Action. On January 5, 2007, a purported class action was filed against the Company in the United States District Court for the Northern District of Georgia, Rome Division (Jacobs v. Tempur-Pedic International, Inc. and Tempur-Pedic North America, Inc., or the Antitrust Action).  The Antitrust Action alleged violations of federal antitrust law arising from the pricing of Tempur-Pedic mattress products by Tempur-Pedic North America and certain distributors.  The action alleged a class of all purchasers of Tempur-Pedic mattresses in the United States since January 5, 2003, and sought damages and injunctive relief. Count Two of the complaint was dismissed by the court on June 25, 2007, based on a motion filed by the Company. Following a decision issued by the United States Supreme Court in Leegin Creative Leather Prods., Inc. v. PSKS, Inc. on June 28, 2007, the Company filed a motion to dismiss the remaining two counts of the Antitrust Action on July 10, 2007. On December 11, 2007, that motion was granted and, as a result, judgment was entered in favor of the Company and the plaintiffs’ complaint was dismissed with prejudice. On December 21, 2007, the plaintiffs filed a “Motion to Alter or Amend Judgment,” which was fully briefed. On May 1, 2008, that motion was denied.  Jacobs appealed the dismissal of their claims, and the parties argued the appeal before the United States Circuit Court for the Eleventh Circuit on December 11, 2008.  The Court rendered an opinion favorable to the Company on December 2, 2010, affirming the trial court’s refusal to allow Jacobs to alter or amend its pleadings and dismissing its claims.  Jacobs subsequently petitioned the 11th Circuit Court of Appeals for an “en banc” review of the three judge panel’s ruling.   The Court of Appeals decided unanimously (11-0) that it would not reconsider the ruling.  No further appeal was taken by the Plaintiffs.  The proceedings are at an end.

    (c) New York Attorney General. In December 2008, the Office of the Attorney General of the State of New York, Antitrust Bureau (OAG) requested that the Company consider discontinuing its unilateral retail price policy (UPPL) in the State of New York, and informed the Company that it may bring an enforcement action against the Company under New York law if the Company chose not to do so. On March 29, 2010, the Office of the Attorney General filed suit in New York state court against the Company with respect to this matter. The complaint did not charge the Company with any violation of state or federal antitrust law; instead it claimed the Company violated a 1975 New York state law which declares certain contractual provisions to be unenforceable and not actionable at law and seeks, among other things, a permanent injunction prohibiting the Company’s UPPL as well as unspecified sums for restitution and disgorgement of profits. The Company responded to the complaint and also filed motions to dismiss and to obtain discovery. On September 28, 2010, the court heard various motions filed by the parties and took them under advisement. On January 14, 2011, the court denied the OAG’s petition in full and granted the Company’s motion to dismiss. The OAG filed an appeal on February 22, 2011.   The appeal was decided in favor of the Company and the OAG has declined to appeal further.  The proceedings are at an end.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

    (d) Norfolk County Retirement System, Individually and on behalf of all others similarly stated, Plaintiff v. Tempur-
         Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 20, 2012

         Arthur Benning, Jr., Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic
         International Inc., Mark A. Sarvary and Dale E. Williams; filed June 22, 2012

    Following a drop in the Company’s stock price, on June 20 and 22, 2012, the above suits were filed against the Company and two named executive officers in the United States District Court for the Eastern District of Kentucky (Lexington Division), purportedly on behalf of a class of shareholders who purchased the Company’s stock between January 25, 2012 and June 5, 2012.  The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging, among other things, false and misleading statements and concealment of material information relating to the Company’s deteriorating competitive position and projected net sales, earnings per diluted share and related financial performance.  The plaintiffs seek damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief.  The Company strongly believes that the shareholder suits lack merit and intends to defend against the claims vigorously.  This litigation is at a preliminary stage, and the outcome is uncertain, however, and although we do not currently expect to incur a loss with respect to these matters, we cannot currently predict the manner and timing of the resolution of the suits, an estimate of a range of losses or any minimum loss that could result in the event of an adverse verdict in these suits, or whether our applicable insurance policies will provide sufficient coverage for these claims.  Accordingly, we can give no assurance that these matters will not have a material adverse effect on the Company's financial position or results of operations.

    The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

(11) Income Taxes

    The Company’s effective tax rate for the three months ended June 30, 2012 and June 30, 2011 was 33.6% and 33.7%, respectively. The Company’s effective tax rate for the six months ended June 30, 2012 and June 30, 2011 was 32.0% and 33.4%, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2012 and 2011 differed from the U.S. federal statutory rate of 35.0% principally because of certain foreign tax rate differentials, state and local income taxes, the release of valuation allowances against deferred tax assets of certain foreign entities, foreign income currently taxable in the U.S., the production activities deduction, and certain other permanent differences.

    The Company has not provided for U.S. federal and/or state income and foreign withholding taxes on $352,748 of undistributed earnings from non-U.S. operations as of June 30, 2012 because Tempur-Pedic International intends to reinvest such earnings indefinitely outside of the United States.  If these earnings were to be distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability.

    The Company has received income tax assessments from the Danish Tax Authority with respect to the 2001-2006 tax years, relating to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $139,086 including interest and penalties. The Company filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and the Danish Tax Authority.  U.S. and Danish competent authorities have met to discuss the Company’s Bilateral APA, and additional meetings are expected. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

    The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company is under examination in the U.S. by the Internal Revenue Service for the years 2008 and 2009.  With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the U.S. for periods prior to 2008, U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2001. Additionally, the Company is currently under examination by various tax authorities around the world.  The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns.  However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements.  During the six months ended June 30, 2012, there were no significant changes to the liability for unrecognized tax benefits.

(12) Earnings Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income	$29,123	$53,084	$85,341	$101,344

Denominator:
Denominator for basic earnings per common share - weighted average shares	62,851	67,959	63,366	68,257
Effect of dilutive securities:
Employee stock-based compensation	1,486	2,059	1,653	2,212
Denominator for diluted earnings per common share - adjusted weighted average shares	64,337	70,018	65,019	70,469

Basic earnings per common share	$0.46	$0.78	$1.35	$1.48

Diluted earnings per common share	$0.45	$0.76	$1.31	$1.44

    The Company excluded 110 and 5 shares issuable upon exercise of outstanding stock options for the three months ended June 30, 2012 and 2011, respectively, and 104 and 60 shares for the six months ended June 30, 2012 and 2011, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

(13) Business Segment Information

    The Company operates in two business segments: North America and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The North American segment consists of the two U.S. manufacturing facilities and the Company’s North American distribution subsidiaries. Substantially all of the net sales from external customers and long-lived assets included in the tables below for the North American segment relate to the Company’s U.S. operations.  The International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the North American segment. The Company evaluates segment performance based on Net sales and Operating income.

    The following table summarizes Total assets by segment:

	June 30,	December 31,
	2012	2011
Total assets:
North America	$731,213	$688,001
International	445,419	422,246
Intercompany eliminations	(311,092)	(281,607)
	$865,540	$828,640

    The following table summarizes Long-lived assets by segment:

	June 30,	December 31,
	2012	2011
Long-lived assets:
North America	$380,241	$378,267
International	64,178	61,999
	$444,419	$440,266

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - (Continued)
(In thousands, except per common share amounts)

    The following table summarizes segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales from external customers:
North America
Mattresses	$160,810	$175,270	$344,290	$334,715
Pillows	15,067	16,731	36,490	34,320
Other	50,736	55,111	114,800	107,080
	$226,613	$247,112	$495,580	$476,115

International
Mattresses	$63,487	$57,348	$136,182	$115,239
Pillows	19,036	18,155	39,105	35,278
Other	20,325	19,597	42,987	41,418
	$102,848	$95,100	$218,274	$191,935
	$329,461	$342,212	$713,854	$668,050

Inter-segment sales:
North America	$184	$38	$375	$314
International	424	503	472	1,227
Intercompany eliminations	(608)	(541)	(847)	(1,541)
	$—	$—	$—	$—

Gross profit:
North America	$106,296	$124,211	$243,444	$236,016
International	60,587	56,807	129,425	115,312
	$166,883	$181,018	$372,869	$351,328

Operating income:
North America	$27,006	$59,317	$85,467	$110,399
International	20,543	23,513	48,147	47,711
	$47,549	$82,830	$133,614	$158,110

Income before income taxes:
North America	$23,009	$56,741	$77,529	$105,054
International	20,859	23,325	47,897	47,150
	$43,868	$80,066	$125,426	$152,204

Depreciation and amortization (including stock-based compensation amortization):
North America	$9,241	$10,614	$19,665	$19,260
International	2,765	2,625	5,393	5,049
	$12,006	$13,239	$25,058	$24,309

Capital expenditures:
North America	$9,404	$3,977	$13,076	$6,958
International	4,622	2,906	7,588	5,140
	$14,026	$6,883	$20,664	$12,098

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    In this discussion and analysis, we discuss and explain the financial condition and results of our operations for the three and six month periods ended June 30, 2012 and 2011, including the following points:

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

Strategy

    Our goal is to become the world’s favorite mattress and pillow brand. In order to achieve this long-term goal while managing through the current economic and competitive environment, we expect to continue to pursue certain key strategic goals using the related strategies discussed below.

●	Make sure everyone knows that they would sleep better on a Tempur-Pedic® mattress – we plan to continue to invest in our global brand awareness through advertising campaigns that further associate our brand name with overall sleep and premium quality products.
●	Make sure there is a Tempur-Pedic® bed and pillow that appeals to everyone – we plan to continue to maintain our focus on premium mattresses and pillows and regularly introduce new products.
●	Make sure that Tempur-Pedic® products are available to everyone – we plan to expand our points of distribution and the effectiveness of our distribution channels by ensuring our retailers are provided attractive incentives to sell our products.
●	Make sure that Tempur-Pedic® bedding products continue to deliver the best sleep – we plan to continue to invest in product research and development to systematically innovate and improve our products in consumer relevant ways.

    In pursuing these strategic goals, we expect to continue to optimize our cost structure in order to enable these marketing and product development investments.

Results of Operations

    A summary of our results for the three and six months ended June 30, 2012 include the following:

●	Earnings per diluted common share (EPS) were $0.45 for the three months ended June 30, 2012 compared to $0.76 for the three months ended June 30, 2011. For the six months ended June 30, 2012 EPS were $1.31 compared to $1.44 for the same period in 2011.
●	Net sales for the three months ended June 30, 2012 decreased to $329.5 million from $342.2 million for the same period in 2011. Net sales for the six months ended June 30, 2012 increased to $713.9 million from $668.1 million for the same period in 2011.
●	During the six months ended June 30, 2012, we repurchased 5.0 million shares of our common stock for a total cost of approximately $150.0 million.

(In thousands, except per	Three Months Ended				Six Months Ended
common share amounts)	June 30,				June 30,
	2012		2011		2012		2011
Net sales	$329,461	100.0%	$342,212	100.0%	$713,854	100.0%	$668,050	100.0%
Cost of sales	162,578	49.3	161,194	47.1	340,985	47.8	316,722	47.4
Gross profit	166,883	50.7	181,018	52.9	372,869	52.2	351,328	52.6
Selling and marketing expenses	83,672	25.4	67,980	19.9	166,971	23.4	132,350	19.8
General, administrative and other expenses	35,662	10.9	30,208	8.8	72,284	10.1	60,868	9.1
Operating income	47,549	14.4	82,830	24.2	133,614	18.7	158,110	23.7
Interest expense, net	(4,167)	(1.2)	(2,646)	(0.8)	(8,233)	(1.1)	(5,185)	(0.8)
Other income/(expense), net	486	0.1	(118)	—	45	—	(721)	(0.1)
Income before income taxes	43,868	13.3	80,066	23.4	125,426	17.6	152,204	22.8
Income tax provision	14,745	4.5	26,982	7.9	40,085	5.6	50,860	7.6
Net income	$29,123	8.8%	$53,084	15.5%	$85,341	12.0%	$101,344	15.2%

Earnings per common share:
Basic	$0.46		$0.78		$1.35		$1.48
Diluted	$0.45		$0.76		$1.31		$1.44
Weighted average common shares outstanding:
Basic	62,851		67,959		63,366		68,257
Diluted	64,337		70,018		65,019		70,469

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

    A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(in thousands)	2012	2011	2012	2011	2012	2011
Retail	$288,061	$299,024	$205,901	$227,186	$82,160	$71,838
Direct	25,439	22,884	17,733	17,296	7,706	5,588
Healthcare	7,379	8,000	2,979	2,630	4,400	5,370
Third Party	8,582	12,304	—	—	8,582	12,304
	$329,461	$342,212	$226,613	$247,112	$102,848	$95,100

    A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(in thousands)	2012	2011	2012	2011	2012	2011
Mattresses	$224,297	$232,618	$160,810	$175,270	$63,487	$57,348
Pillows	34,103	34,886	15,067	16,731	19,036	18,155
Other	71,061	74,708	50,736	55,111	20,325	19,597
	$329,461	$342,212	$226,613	$247,112	$102,848	$95,100

    Net sales. Net sales for the three months ended June 30, 2012 decreased to $329.5 million from $342.2 million for the same period in 2011, a decrease of $12.8 million, or 3.7%. We believe our decreased revenues are primarily a result of an increased competitive environment in our North American segment. Consolidated Mattress sales decreased $8.3 million, or 3.6%, compared to the second quarter of 2011. The decrease in Mattress sales occurred primarily in our Retail channel with Net sales decreasing to $288.1 million from $299.0 million for the same period in 2011, a decrease of $11.0 million, or 3.7%. Consolidated Other, which primarily includes adjustable bed bases and foundations, decreased $3.6 million, or 4.9%. Many of our Other products are sold with mattress purchases. Therefore, when Mattress sales decrease, Other products are also negatively impacted. Third Party sales decreased $3.7 million, or 30.3%, from the same period in 2011. Direct sales increased $2.6 million, or 11.2%, from the same period in 2011. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

    North America. North American Net sales for the three months ended June 30, 2012 decreased to $226.6 million from $247.1 million for the same period in 2011, a decrease of $20.5 million, or 8.3%. Our North American Retail channel contributed $205.9 million in Net sales for the three months ended June 30, 2012 for a decrease of $21.3 million, or 9.4%. During 2012, there has been a significant increase in the number of competitive product introductions, supported by aggressive marketing and incentives. We believe this change in our competitive environment was the primary driver of our decreased Net sales. North American Mattress sales decreased $14.5 million, or 8.3%, over the same period in 2011. Other Net sales decreased $4.4 million, or 7.9%, compared to the same period in 2011, consistent with the decrease in Mattress sales.

    We expect our current competitive environment to continue into the foreseeable future. Therefore, we have undertaken several initiatives to stabilize North American sales. These initiatives include ensuring our retailers are provided attractive incentives to sell our products, systematically innovating and improving our products in consumer relevant ways, and continuing our commitment to consumer advertising.

    International. International Net sales for the three months ended June 30, 2012 increased to $102.8 million from $95.1 million for the same period in 2011, an increase of $7.7 million, or 8.1%. On a constant currency basis, our International Net sales increased approximately 17.1%. The International Retail channel increased $10.3 million, or 14.4%, compared to the same period in 2011. International Retail Net sales increased primarily due to expanding points of distribution and investments in our brand awareness. As a result, International Mattress sales in the second quarter of 2012 increased $6.1 million, or 10.7%, over the same period in 2011.

    Gross profit. Gross profit for the three months ended June 30, 2012 decreased to $166.9 million from $181.0 million for the same period in 2011, a decrease of $14.1 million, or 7.8%. The Gross profit margin for the three months ended June 30, 2012 was 50.7% as compared to 52.9% for the same period in 2011. Our Gross profit margin is impacted by, among other factors, geographic mix between segments. Additionally, our Gross profit margin includes a royalty paid by the North American segment to our International segment based on production volume, which has the effect of lowering the North American segment’s reported Gross profit margin, and increasing the International segment’s reported Gross profit margin. Costs associated with Net sales are recorded in Cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in this process. The principal factors that impacted Gross profit margin during the year are identified and discussed below in the respective segment discussions.

    North America. North American Gross profit for the three months ended June 30, 2012 decreased to $106.3 million from $124.2 million for the same period in 2011, a decrease of $17.9 million, or 14.4%.  The Gross profit margin in our North American segment was 46.9% and 50.3% for the three months ended June 30, 2012 and 2011, respectively. The decrease in our North American Gross profit margin was primarily driven by increased promotions and discounts, fixed cost de-leverage related to lower production volumes and unfavorable product mix. Our North American Cost of sales for the three months ended June 30, 2012 decreased to $120.3 million from $122.9 million for the same period in 2011, a decrease of $2.6 million, or 2.1%.

    International. International Gross profit for the three months ended June 30, 2012 increased to $60.6 million from $56.8 million for the same period in 2011, an increase of $3.8 million, or 6.7%. The Gross profit margin in our International segment was 58.9% and 59.7% for the three months ended June 30, 2012 and 2011, respectively. The decrease in our International Gross profit margin was primarily driven by unfavorable mix, partially offset by efficiencies in manufacturing and fixed cost leverage related to higher production volumes. Our International Cost of sales for the three months ended June 30, 2012 increased to $42.3 million from $38.3 million for the same period in 2011, an increase of $4.0 million, or 10.4%.

    Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings, point of purchase materials and sales force compensation. We also include in Selling and marketing expenses certain new product development costs, including market research and new product testing. Selling and marketing expenses increased to $83.7 million for the three months ended June 30, 2012 as compared to $68.0 million for the three months ended June 30, 2011, an increase of $15.7 million, or 23.1%. Selling and marketing expenses as a percentage of Net sales were 25.4% and 19.9% for the three months ended June 30, 2012 and 2011, respectively. Our advertising expenses for the three months ended June 30, 2012 were $45.7 million compared to $35.7 million, an increase of $9.9 million, or 27.8%. Advertising expenses as a percentage of Net sales were 13.9% and 10.4% for the three months ended June 30, 2012 and 2011, respectively.  All other selling and marketing expenses as a percentage of Net sales were approximately 11.5% and 9.4% for the three months ended June 30, 2012 and 2011, respectively. All other selling and marketing expenses increased $5.8 million, or 17.8%. During the three months ended June 30, 2012, consistent with our strategy, we made additional investments to increase our brand awareness in North America and certain International markets. For the three months ended June 30, 2012, most of our Selling and marketing expenses for North America for the quarter were already committed, and accordingly we were unable to reduce our advertising and other selling and marketing expenses during the quarter to align with our reduced sales expectations. We have taken actions to better align our Selling and marketing expenses with our current sales expectations.

    General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses as a percentage of Net sales were 10.9% and 8.8% for the three months ended June 30, 2012 and 2011, respectively. General, administrative and other expenses increased to $35.7 million for the three months ended June 30, 2012 as compared to $30.2 million for the same period in 2011, an increase of $5.5 million, or 18.1%. The increase in General, administrative and other expenses is primarily due to increased legal and professional fees of $2.6 million related to litigation and strategic research initiatives, and incremental investments in information technology and associated depreciation expense of $2.0 million. Also, in 2011, we recorded a benefit for favorable settlements of indirect taxes with certain regulatory authorities of $3.5 million, which did not occur in 2012. These increases were partially offset by a decrease in Salaries and associated expenses of $2.2 million, which primarily related to reductions in the variable components of our compensation programs driven by our operating performance, as well as a reduction of $2.5 million in the fair value of contingent consideration related to a prior acquisition.

    Research and development expenses for the three months ended June 30, 2012 were $3.8 million compared to $2.6 million for the same period in 2011, an increase of $1.2 million, or 48.3%. Consistent with our strategy, we continue to invest in research and development in order to improve our existing product line and continue to introduce new and differentiated products.

    Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs. Interest expense, net, increased to $4.2 million for the three months ended June 30, 2012 as compared to $2.6 million for the same period in 2011, an increase of $1.5 million, or 57.5%. The increase in interest expense is primarily attributable to an increase in our debt outstanding at June 30, 2012 compared to our debt outstanding at June 30, 2011.

    Income before income taxes. Income before income taxes for the quarter ended June 30, 2012 decreased to $43.9 million from $80.1 million for the same period in 2011, a decrease of $36.2 million, or 45.2%. North America Income before income taxes for the quarter ended June 30, 2012 decreased to $23.0 million from $56.7 million for the same period in 2011, a decrease of $33.7 million, or 59.4%. International Income before income taxes for the quarter ended June 30, 2012 decreased to $20.9 million from $23.3 million for the same period in 2011, a decrease of $2.5 million, or 10.6%. The decrease in Income before income taxes was a result of the items discussed above.

    Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our foreign operations. Our effective tax rate for the three months ended June 30, 2012 and 2011 was 33.6% and 33.7%, respectively.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

    A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(in thousands)	2012	2011	2012	2011	2012	2011
Retail	$625,815	$583,454	$447,471	$435,334	$178,344	$148,120
Direct	56,307	46,074	41,984	35,256	14,323	10,818
Healthcare	15,632	16,997	6,125	5,525	9,507	11,472
Third Party	16,100	21,525	—	—	16,100	21,525
	$713,854	$668,050	$495,580	$476,115	$218,274	$191,935

    A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(in thousands)	2012	2011	2012	2011	2012	2011
Mattresses	$480,472	$449,954	$344,290	$334,715	$136,182	$115,239
Pillows	75,595	69,598	36,490	34,320	39,105	35,278
Other	157,787	148,498	114,800	107,080	42,987	41,418
	$713,854	$668,050	$495,580	$476,115	$218,274	$191,935

    Net sales. Net sales for the six months ended June 30, 2012 increased to $713.9 million from $668.1 million for the same period in 2011, an increase of $45.8 million, or 6.9%.  During the three months ended March 31, 2012, we experienced an increase of 18.0% in our Net sales; however, this increase was offset by a decline in our Net sales during the second quarter of 2012 of 3.7%. During the three months ended March 31, 2012, we believe our increased revenues were primarily a result of investments made in marketing and expanding points of distribution. However, for the three months ended June 30, 2012, we believe our decreased revenues were driven by increased competition in our North American segment. Consolidated Mattress sales increased $30.5 million, or 6.8%, compared to the six months ended June 30, 2011. The increase in Mattress sales occurred primarily in our Retail channel with Net sales increasing to $625.8 million from $583.5 million for the same period in 2011, an increase of $42.4 million, or 7.3%. Consolidated Pillow sales increased $6.0 million, or 8.6%, compared to the same period in 2011. Consolidated Other, which primarily includes adjustable bed bases and foundations, increased $9.3 million, or 6.3%. Many of our Pillows and Other products are sold with mattress purchases. Therefore, when Mattress sales increase, Pillows and Other products are also positively impacted. Direct sales increased $10.2 million, or 22.2%, from the same period in 2011. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

    North America. North American Net sales for the six months ended June 30, 2012 increased to $495.6 million from $476.1 million for the same period in 2011, an increase of $19.5 million, or 4.1%. During the three months ended March 31, 2012, we experienced an increase in North American Net sales of 17.5%; however, this increase was offset by a decline in North American Net sales during the three months ended June 30, 2012 of 8.3%.  During the three months ended March 31, 2012, we believe that our increased advertising investments had a positive impact on our performance. However, for the three months ended June 30, 2012, we believe the significant increase in the number of competitive product introductions supported by aggressive marketing and incentives was the primary factor of our decreased Net sales. Our North American Retail channel contributed $447.5 million in Net sales for the six months ended June 30, 2012 for an increase of $12.1 million, or 2.8%.  As a result, North American Mattress sales increased $9.6 million, or 2.9% over the same period in 2011. Net sales in the Direct channel increased by $6.7 million, or 19.1%. We believe increased sales in the Direct channel are a result of our focus on building our brand awareness and encouraging consumers to visit our enhanced website through our advertisements. Other Net sales increased $7.7 million, or 7.2%, compared to the same period in 2011, consistent with the increase in Mattress sales. Additionally, we have emphasized and continue to experience improved attach rates on adjustable bed bases, which are sold at a higher price point than traditional foundations.

    We expect our current competitive environment to continue into the foreseeable future. Therefore, we have undertaken several initiatives to stabilize North American sales. These initiatives include ensuring our retailers are provided attractive incentives to sell our products, systematically innovating and improving our products in consumer relevant ways, and continuing our commitment to consumer advertising.

    International. International Net sales for the six months ended June 30, 2012 increased to $218.3 million from $191.9 million for the same period in 2011, an increase of $26.3 million, or 13.7%. On a constant currency basis, our International Net sales increased approximately 19.5%. The International Retail channel increased $30.2 million, or 20.4%, compared to the same period in 2011. International Retail Net sales increased primarily due to expanding points of distribution and investments in our brand awareness. As a result, International Mattress sales in the six months ended June 30, 2012 increased $20.9 million, or 18.2%, over the same period in 2011. Pillow sales for the six months ended June 30, 2012 increased $3.8 million, or 10.8%, compared to the same period in 2011.

    Gross profit. Gross profit for the six months ended June 30, 2012 increased to $372.9 million from $351.3 million for the same period in 2011, an increase of $21.5 million, or 6.1%. The Gross profit margin for the six months ended June 30, 2012 was 52.2% as compared to 52.6% for the same period in 2011. Gross profit margins increased 1.3% during the first quarter of 2012, which was offset by a second quarter decrease of 2.2%. Our Gross profit margin is impacted by, among other factors, geographic mix between segments. Additionally, our Gross profit margin includes a royalty paid by the North American segment to our International segment based on production volume, which has the effect of lowering the North American segment’s reported Gross profit margin, and increasing the International segment’s reported Gross profit margin. Costs associated with Net sales are recorded in Cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in this process. The principal factors that impacted Gross profit margin during the year are identified and discussed below in the respective segment discussions.

    North America. North American Gross profit for the six months ended June 30, 2012 increased to $243.4 million from $236.0 million for the same period in 2011, an increase of $7.4 million, or 3.1%.  The Gross profit margin in our North American segment was 49.1% and 49.6% for the six months ended June 30, 2012 and 2011, respectively.  Our North American Gross profit margin increased 2.2% during the first quarter of 2012, which was offset by a second quarter decrease of 3.4%. The increase in North American Gross profit margin for the first quarter of 2012 was primarily driven by our productivity programs, which generated improved efficiencies in manufacturing and distribution, and fixed cost leverage related to higher production volumes, partially offset by higher costs associated with new product launches. The decrease in our North American Gross profit margin for the second quarter of 2012 was primarily driven by increased promotions and discounts, fixed cost de-leverage related to lower production volumes and unfavorable product mix. Our North American Cost of sales for the six months ended June 30, 2012 increased to $252.1 million from $240.1 million for the same period in 2011, an increase of $12.0 million, or 5.0%.

    International. International Gross profit for the six months ended June 30, 2012 increased to $129.4 million from $115.3 million for the same period in 2011, an increase of $14.1 million, or 12.2%. The Gross profit margin in our International segment was 59.3% and 60.1% for the six months ended June 30, 2012 and 2011, respectively. The decrease in our International Gross profit margin was primarily driven by unfavorable mix, partially offset by efficiencies in manufacturing and fixed cost leverage related to higher production volumes. Our International Cost of sales for the six months ended June 30, 2012 increased to $88.8 million from $76.6 million for the same period in 2011, an increase of $12.2 million, or 16.0%.

    Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings, point of purchase materials and sales force compensation. We also include in Selling and marketing expenses certain new product development costs, including market research and new product testing. Selling and marketing expenses increased to $167.0 million for the six months ended June 30, 2012 as compared to $132.4 million for the six months ended June 30, 2011, an increase of $34.6 million, or 26.2%. Selling and marketing expenses as a percentage of Net sales were 23.4% and 19.8% for the six months ended June 30, 2012 and 2011, respectively. Our advertising expenses for the six months ended June 30, 2012 were $92.9 million compared to $70.2 million, an increase of $22.7 million, or 32.3%. Advertising expenses as a percentage of Net sales were 13.0% and 10.5% for the six months ended June 30, 2012 and 2011, respectively.  All other selling and marketing expenses increased $11.9 million, or 19.2%, which was driven by our increase in Net sales. All other selling and marketing expenses as a percentage of Net sales were approximately 10.4% and 9.3% for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, consistent with our strategy, we made additional investments to increase our brand awareness in North America and certain International markets. For the three months ended June 30, 2012, most of our Selling and marketing expenses for North America for the quarter were already committed, and accordingly we were unable to reduce our advertising and other selling and marketing expenses during the quarter to align with our reduced sales expectations. We have taken actions to better align our Selling and marketing expenses with our current sales expectations.

    General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses as a percentage of Net sales were 10.1% and 9.1% for the six months ended June 30, 2012 and 2011, respectively. General, administrative and other expenses increased to $72.3 million for the six months ended June 30, 2012 as compared to $60.9 million for the same period in 2011, an increase of $11.4 million, or 18.8%. The increase in General, administrative and other expenses is primarily due to incremental investments in information technology and associated depreciation expense of $3.8 million, an increase in professional fees of $3.7 million associated with strategic research initiatives and increased bank fees of $1.5 million related to the increase in our Direct business. Also, in 2011, we recorded a benefit for favorable settlements of indirect taxes with certain regulatory authorities of $3.5 million that did not occur in 2012. These factors were partially offset by a reduction of $3.1 million in the fair value of contingent consideration related to a prior acquisition.

    Research and development expenses for the six months ended June 30, 2012 were $7.2 million compared to $4.9 million for the same period in 2011, an increase of $2.3 million, or 47.9%. Consistent with our strategy, we continue to invest in research and development in order to improve our existing product line and continue to introduce new and differentiated products.

    Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs. Interest expense, net, increased to $8.2 million for the six months ended June 30, 2012 as compared to $5.2 million for the same period in 2011, an increase of $3.0 million, or 58.8%. The increase in interest expense is primarily attributable to an increase in our debt outstanding at June 30, 2012 compared to June 30, 2011.

    Income before income taxes. Income before income taxes for the six months ended June 30, 2012 decreased to $125.4 million from $152.2 million for the same period in 2011, a decrease of $26.8 million, or 17.6%. North America Income before income taxes for the six months ended June 30, 2012 decreased to $77.5 million from $105.1 million for the same period in 2011, a decrease of $27.5 million, or 26.2%. International Income before income taxes for the six months ended June 30, 2012 increased to $47.9 million from $47.2 million for the same period in 2011, an increase of $0.7 million, or 1.6%. The decrease in Income before income taxes was a result of the items discussed above.

    Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and it includes the impact of net operating losses for certain of our foreign operations. Our effective tax rate for the six months ended June 30, 2012 and 2011 was 32.0% and 33.4%, respectively.  The decrease primarily relates to several factors, including: the release of valuation allowances against deferred tax assets of certain foreign entities, the mix of jurisdictions where income is earned year over year and changes in income tax rates of certain taxing jurisdictions.

Liquidity and Capital Resources

Liquidity

    Our principal sources of funds are cash flows from operations, borrowings made pursuant to our Senior Credit Facility and Cash and cash equivalents on hand. Principal uses of funds consist of share repurchases made from time to time pursuant to share repurchase authorizations, payments of principal and interest on our Senior Credit Facility, acquisitions of certain former third party distributors, capital expenditures and working capital needs. At June 30, 2012, we had working capital of $258.9 million including Cash and cash equivalents of $134.2 million compared to working capital of $212.4 million including $111.4 million in Cash and cash equivalents as of December 31, 2011.

    Our cash flow from operations decreased to $86.5 million for the six months ended June 30, 2012 from $104.0 million for the six months ended June 30, 2011. The decrease in operating cash flow for the six months ended June 30, 2012 compared to six months ended June 30, 2011 was primarily due to decreased Net income.

    Net cash used in investing activities increased to $22.3 million for the six months ended June 30, 2012 as compared to $14.1 million for the six months ended June 30, 2011, due to an increase in capital expenditures as described below.

    Cash flow used by financing activities was $38.6 million for the six months ended June 30, 2012 compared to cash flow used of $61.6 million for the same period in 2011, representing a decrease of $23.0 million. This decrease is primarily related to increased net borrowings under the Senior Credit Facility.

Capital Expenditures

    Capital expenditures totaled $20.7 million for the six months ended June 30, 2012 and $12.1 million for the six months ended June 30, 2011, respectively. We currently expect our 2012 capital expenditures to be approximately $50.0 million. This expected increase in capital expenditures in 2012 is attributable to continued strategic investments that we believe will support our plans for continued growth in future periods, including information technology upgrades and a new corporate headquarters in Lexington, Kentucky.

Debt Service

    Our long-term debt increased to $681.5 million as of June 30, 2012 from $585.0 million as of December 31, 2011. After giving effect to $681.5 million in borrowings under the Senior Credit Facility and letters of credit outstanding of $1.0 million, total availability under the Revolvers was $87.5 million as of June 30, 2012.

    As of June 30, 2012, we are in compliance with our debt covenants. The table below sets forth the calculation of our compliance with the Funded debt to Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) covenant. Both Funded debt and EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt.

Reconciliation of Net income to EBITDA

    The following table sets forth the reconciliation of the Company’s reported Net income to the calculation of EBITDA for the trailing twelve months ended June 30, 2012:

	Three Months Ended				Twelve Months Ended
	September	December	March 31,	June 30,	June 30,
(in thousands)	30, 2011	31, 2011	2012	2012	2012
GAAP Net income	$61,949	$56,315	$56,218	$29,123	$203,605
Plus:
Interest expense	3,265	3,498	4,066	4,167	14,996
Income taxes	31,164	26,759	25,340	14,745	98,008
Depreciation & amortization	12,166	14,513	13,052	12,006	51,737
EBITDA	$108,544	$101,085	$98,676	$60,041	$368,346

Reconciliation of Total debt to Funded debt

    The following table sets forth the reconciliation of the Company’s reported Total debt to the calculation of Funded debt and Funded debt to EBITDA ratio as of June 30, 2012:

(In thousands)	As of June 30, 2012
GAAP basis Total debt	$681,500
Plus:
Letters of credit outstanding	1,025
Funded debt	$682,525
EBITDA	$368,346
Funded debt to EBITDA	1.85 times

    The ratio of Funded debt to EBITDA was 1.85 times, within the covenant in the Senior Credit Facility, which requires this ratio not exceed 3.0 times. We expect that the increase in the ratio of Funded debt to EBITDA from the first quarter of 2012 of 1.40 times to the current 1.85 times as of June 30, 2012, will result in an increase of 0.25% in our applicable interest rate margin as set forth in the performance pricing grid in our Senior Credit Facility, and an increase of 0.125% in our commitment fee. Notwithstanding our operating performance for the second quarter of 2012 and revised outlook for the remainder of the year, the Company expects to remain in compliance with our debt covenants.

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

Share Repurchase Program

    During the six months ended June 30, 2012, we purchased 5.0 million shares of our common stock for a total cost of approximately $150.0 million pursuant to authorizations made by our Board of Directors. On January 23, 2012, our Board of Directors terminated the existing authority under the July 2011 authorization, as amended in October 2011, and approved a new share repurchase authorization of up to $250.0 million of our common stock. At June 30, 2012, there was $100.0 million remaining under the January 2012 authorization. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our Senior Credit Facility. This share repurchase program may be limited, suspended or terminated at any time without notice.

Future Liquidity Sources

    Our primary sources of liquidity are cash flow from operations and borrowings under our Senior Credit Facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of June 30, 2012, we had $681.5 million in total Long-term debt outstanding, and our Stockholders’ Deficit was $12.1 million. During the second quarter of 2012 the Company repurchased 4.9 million shares of our common stock for a total cost of approximately $137.7 million, which primarily contributed to the Company's Stockholders' Deficit position at June 30, 2012. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings is expected to be approximately $17.0 million in 2012. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs.

    Based upon the current level of operations, we believe that cash generated from operations and amounts available under our Senior Credit Facility will be adequate to meet our anticipated debt service requirements, capital expenditures, share repurchases, and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under facilities or otherwise enable us to service our indebtedness or to make anticipated capital expenditures.

    At June 30, 2012, total Cash and cash equivalents was $134.2 million, of which $16.9 million was held in the U.S. and $117.3 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other foreign currencies, including the U.S. Dollar, is not material to our overall liquidity or financial position. If these funds are needed for our U.S. operations, we may be required to accrue and pay U.S. taxes to repatriate these funds. Our intent is to permanently reinvest these funds outside of the U.S., with the possible exception of funds that have been previously subject to U.S. federal and state taxation. Our current plans do not demonstrate a need to repatriate cash held by our foreign subsidiaries in a taxable transaction to fund our U.S. operations. Our U.S. cash flows continue to be sufficient to fund our U.S. operations and obligations, including investing and financing activities such as debt service and share repurchases.

Factors That May Affect Future Performance

    General Business and Economic Conditions. Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to remain in 2012, particularly in Europe. In light of the macroeconomic environment, we continue to take steps to further align our cost structure with our anticipated level of Net sales. We continued to make strategic investments, including: maintaining focus on premium mattresses and pillows and introducing new products; investing in increasing our global brand awareness; extending our presence and improving our Retail account productivity and distribution; investing in our operating infrastructure to meet the requirements of our business; and taking actions to further strengthen our business.

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

    Our largest competitors have significant financial, marketing and manufacturing resources and strong brand name recognition, and sell their products through broad and well established distribution channels. Additionally, we believe that a number of our significant competitors offer mattress products claimed to be similar to our TEMPUR® mattresses and pillows. Recently, there has been a significant increase in the number of competitive product introductions supported by aggressive marketing and incentives. We continue to adapt our business model to provide strong channel profits to our retailers and distributors. We will continue to evaluate the competitive environment and take actions to compete in a rapidly changing competitive environment. These actions may include price reductions on certain products to our retailers and consumers.

    Managing Growth. Over the last few years, we have had to manage our business through periods of rapid growth, economic uncertainty and increased competition. Our Net sales increased from $221.5 million in 2001 to $1.1 billion in 2007 and decreased to $927.8 million in 2008 and $831.2 million in 2009. For the years ended December 31, 2010 and 2011, our Net sales increased to $1.1 billion and $1.4 billion, respectively. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these types of challenges, management has continued to enhance operating and financial infrastructure, as appropriate. In addition, during 2007 through 2009, we had to manage a decline in sales as a result of the macroeconomic environment, and for the three months ended June 30, 2012, we had to manage a decline in sales, primarily as a result of increased competition. During these periods of sales declines, we have to manage our cost structure to contain costs. Going forward, we expect our expenditures to enhance our operating and financial infrastructure. Expenditures for advertising and other marketing-related activities will continue to be made as the continued growth in the business allows us the ability to make strategic investments. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

    Gross Margins. Our gross margin is primarily impacted by fixed cost leverage; the cost of raw materials; operational efficiency; product, channel and geographic mix; volume incentives offered to certain retail accounts; and costs associated with new product introductions. We expect to experience increases in the prices of certain raw materials during 2012. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. We have made significant investments in our manufacturing infrastructure and have available manufacturing capacity. If we increase our Net sales significantly the effect of this operating leverage could have a significant positive impact on our gross margin. Conversely, if we experience significant decreases in our Net sales, the effect of this operating deleverage could have a significant negative impact on our gross margin, which occurred in the second quarter of 2012. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than pillows and are sold with lower margin products such as adjustable bed bases and foundations. The price reductions described above under "Competition" may have a negative impact on our gross margins. We expect our gross margins to decrease for the full year 2012.

    Significant Growth Opportunities. We believe there are significant opportunities to take market share from the innerspring mattress industry as well as other sleep surfaces. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. However, our business may be affected by general business and economic conditions, as well as competition, which could have an impact on demand for our products.

    We continue to evaluate our current product line and potential product introductions in response to the changing competitive environment and consumer research studies. Recently, we announced the launch of TEMPUR-BreezeTM technology, which creates an extra-cool sleep experience in a variety of ways, including producing extra coolness where the body touches the mattress, helping regulate body heat for a more comfortable temperature throughout the night, and channeling heat away from the mattress. Two new beds will feature this TEMPUR-BreezeTM technology, the TEMPUR-Cloud® Supreme Breeze and the TEMPUR-RhapsodyTM Breeze. We also introduced the TEMPUR-WeightlessTM Collection, featuring the TEMPUR-WeightlessTM Select and TEMPUR-WeightlessTM Supreme. The TEMPUR-WeightlessTM Collection provides extra responsiveness that allows for easier movement in and out of bed. In conjunction with the above product introductions, we expect to discontinue and close-out certain existing products.

    Additionally, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line through our segmentation of products, we should be able to continue to expand the number of Tempur-Pedic® models offered at the retail store level, which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts and adding additional accounts, provides for continued growth opportunities and market share gains. However, our business may continue to be affected by general business and economic conditions, as well as competition, which could have an impact on demand for our products, which could limit our market share and decrease sales. Our products are currently sold in approximately 8,500 furniture and bedding retail stores in the North American segment, out of a total of approximately 11,500 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 9,000 to 10,000 over time. Our products are also sold in approximately 5,300 furniture retail and department stores in the International segment, out of a total of approximately 8,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in both of our geographic segments.

    Financial Leverage. As of June 30, 2012, we had $681.5 million of Long-term debt outstanding, and our Stockholders’ Deficit was $12.1 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. During the six months ended June 30, 2012, we increased our total debt by $96.5 million which, along with our diminished performance for the three months ended June 30, 2012, increased our leverage ratios. On June 28, 2011, we amended and restated our Senior Credit Facility which increased the total availability under the facility to an aggregate of $770.0 million, added an option to increase domestic availability by an additional $250.0 million, extended the maturity date to June 28, 2016, and increased the applicable margins and certain fees to current market conditions. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available under our Senior Credit Facility. As of June 30, 2012, our ratio of Funded debt to EBITDA was 1.85 times, within the covenant in our Senior Credit Facility, which requires this ratio not exceed 3.0 times. On August 8, 2011, we entered into a new four-year interest rate swap agreement to manage interest costs and the risk of changing interest rates associated with a portion of our borrowings outstanding under our Senior Credit Facility. Refer to Note 6, “Derivative Financial Instruments,” for additional information regarding our derivative instruments, including this interest rate swap.

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

    We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at June 30, 2012, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.6 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

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

    Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On June 30, 2012, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $431.5 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $4.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

    See Note 10 in the “Notes to Condensed Consolidated Financial Statements,” in ITEM 1 under Part I of this report for a full description of our legal proceedings.

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

    The Company has received income tax assessments from the Danish Tax Authority with respect to the 2001-2006 tax years, relating to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by the Danish Tax Authority could apply to subsequent years. The total tax assessment is approximately $139.1 million including interest and penalties.  We filed timely complaints with the Danish National Tax Tribunal denying the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (Bilateral APA) between the United States and the Danish Tax Authority.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  During the third quarter of 2008, we filed the Bilateral APA with the IRS and the Danish Tax Authority.  U.S. and Danish competent authorities met to discuss the Company’s Bilateral APA, and additional meetings are expected. We believe we have meritorious defenses to the proposed adjustments and will oppose the assessments in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months.  An estimate of the amount of such change cannot be made at this time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (a) Not applicable.

    (b) Not applicable.

    (c) Issuer Purchases of Equity Securities

    The following table sets forth purchases of our common stock for the three months ended June 30, 2012:

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2012 – April 30, 2012	584,364	$64.44	584,364	$200.0
May 1, 2012 – May 31, 2012	—	—	—	—
June 1, 2012 – June 30, 2012	4,269,754	23.42	4,269,754	100.0
Total	4,854,118		4,854,118

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 5.	OTHER INFORMATION

    (a) Not applicable.

    (b) Not applicable.

ITEM 6.	EXHIBITS

            The following is an index of the exhibits included in this report:

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Tempur-Pedic International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR-PEDIC INTERNATIONAL INC.

Date: July 30, 2012	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer