Form 10-Q
period 2012-10-30
TEMPUR PEDIC INTERNATIONAL INC
filed 2012-10-30
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

 Commission file number 001-31922

TEMPUR-PEDIC INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1022198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 1000 Tempur Way
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

The number of shares outstanding of the registrant’s common stock as of October 29, 2012 was 59,587,499 shares.

Special Note Regarding Forward-Looking Statements

    This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning our plans; objectives; goals; strategies; future events; future revenues or performance; the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments; strategic long-term investments; changes in capital expenditures; the impact of consumer confidence; litigation and similar issues; pending tax assessments; financial flexibility; the impact of initiatives to respond to increased levels of competition in our industry; the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market; efforts to expand business within established accounts, improve account productivity, reduce costs and operating expenses and improve manufacturing productivity;  initiatives to improve gross margin; the vertical integration of our business; the development, rollout and market acceptance of new products; our ability to further invest in the business and in brand awareness; our ability to meet financial obligations and continue to comply with the terms of our Senior Credit Facility, including its financial ratio covenants; effects of changes in foreign exchange rates on our reported earnings; our expected sources of cash flow; our ability to effectively manage cash; our ability to align costs with sales expectations; the proposed merger with Sealy Corporation ("Sealy"), including the opportunities and strengths of the combined company, anticipated cost and revenue synergies, the strategic rationale for the combination, including expectations regarding product offerings, growth opportunities, value creation, and financial strength, and the timing of the closing and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “proposed,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

    There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. There are important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including under the heading “Risk Factors” under ITEM IA of Part II of this report and under the heading “Risk Factors” under ITEM 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2011. In addition, the proposed merger presents risk factors including the ability of the parties to complete the proposed merger in a timely manner or at all; satisfaction of the conditions precedent to the proposed merger, including the ability to secure regulatory approvals; the possibility of litigation (including relating to the merger itself); successful completion of acquisition financing arrangements; the ability to successfully integrate Sealy into Tempur-Pedic’s operations and realize synergies from the proposed transaction. Certain of these risk factors are discussed under ITEM 1A of Part II of this report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per common share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$347,944	$383,085	$1,061,798	$1,051,135
Cost of sales	176,709	182,491	517,694	499,213
Gross profit	171,235	200,594	544,104	551,922
Selling and marketing expenses	76,232	72,439	243,203	204,789
General, administrative and other expenses	31,556	31,548	103,840	92,416
Operating income	63,447	96,607	197,061	254,717

Other expense, net:
Interest expense, net	(4,793)	(3,265)	(13,026)	(8,450)
Other income (expense), net	383	(229)	428	(950)
Total other expense	(4,410)	(3,494)	(12,598)	(9,400)

Income before income taxes	59,037	93,113	184,463	245,317
Income tax provision	61,054	31,164	101,139	82,024
Net (loss) income	$(2,017)	$61,949	$83,324	$163,293

(Loss) earnings per common share:
Basic	$(0.03)	$0.93	$1.34	$2.41
Diluted	$(0.03)	$0.90	$1.31	$2.34
Weighted average common shares outstanding:
Basic	59,558	66,655	62,087	67,722
Diluted	59,558	68,571	63,624	69,847

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net (loss) income	$(2,017)	$61,949	$83,324	$163,293
Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	5,496	(14,344)	949	(2,858)
Derivative instruments accounted for as hedges, net of reclassification adjustments	(830)	(2,318)	(2,304)	(888)
Other comprehensive income (loss), before tax:	4,666	(16,662)	(1,355)	(3,746)
Income tax benefit related to other comprehensive income (loss) items	324	904	899	346
Other comprehensive income (loss), net of tax	4,990	(15,758)	(456)	(3,400)
Comprehensive income	$2,973	$46,191	$82,868	$159,893

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30, 2012	December 31, 2011

	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$151,743	$111,367
Accounts receivable, net	161,521	142,412
Inventories	87,123	91,212
Prepaid expenses and other current assets	26,143	20,088
Deferred income taxes	14,682	14,391
Total Current Assets	441,212	379,470
Property, plant and equipment, net	176,807	160,502
Goodwill	216,126	213,273
Other intangible assets, net	63,820	66,491
Other non-current assets	15,555	8,904
Total Assets	$913,520	$828,640

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$85,781	$69,936
Accrued expenses and other current liabilities	88,487	76,636
Deferred income taxes	41,863	—
Income taxes payable	18,109	20,506
Total Current Liabilities	234,240	167,078
Long-term debt	649,500	585,000
Deferred income taxes	18,360	24,227
Other non-current liabilities	23,873	21,544
Total Liabilities	925,973	797,849

Commitments and contingencies—see Note 10

Total Stockholders’ (Deficit) Equity	(12,453)	30,791
Total Liabilities and Stockholders’ (Deficit) Equity	$913,520	$828,640

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,324	$163,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,877	25,340
Amortization of stock-based compensation	3,661	11,135
Amortization of deferred financing costs	1,045	689
Bad debt expense	1,742	1,285
Deferred income taxes	36,639	(480)
Foreign currency adjustments and other	1,618	911
Changes in operating assets and liabilities	(1,201)	(23,194)
Net cash provided by operating activities	153,705	178,979

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(38,394)	(18,841)
Acquisition of business, net of cash acquired	(3,879)	(4,566)
Other	(23)	(1,980)
Net cash used in investing activities	(42,296)	(25,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	284,500	682,000
Repayments of long-term revolving credit facility	(220,000)	(580,500)
Proceeds from issuance of common stock	10,553	24,419
Excess tax benefit from stock based compensation	9,666	17,956
Treasury shares repurchased	(152,565)	(240,000)
Payments of deferred financing costs	—	(6,192)
Other	(2,586)	—
Net cash used in financing activities	(70,432)	(102,317)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(601)	(1,883)
Increase in cash and cash equivalents	40,376	49,392
CASH AND CASH EQUIVALENTS, beginning of period	111,367	53,623
CASH AND CASH EQUIVALENTS, end of period	$151,743	$103,015

Supplemental cash flow information:
Cash paid during the period for:
Interest	$11,931	$7,939
Income taxes, net of refunds	$56,620	$49,266

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

    The Company manufactures, markets and sells products including pillows, mattresses and other related products. The Company manufactures essentially all its pressure-relieving TEMPUR® products at three manufacturing facilities, with one located in Denmark and two in the U.S. The Company has sales distribution subsidiaries operating in North America, Europe, Asia Pacific, and South America, and has third party distribution arrangements in certain other countries where it does not have subsidiaries. The Company sells its products through four sales channels: Retail, Direct, Healthcare and Third party.

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements of the Company and related footnotes for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K.

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

    (c) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	September 30,	December 31,
	2012	2011
Finished goods	$61,605	$65,391
Work-in-process	8,977	9,088
Raw materials and supplies	16,541	16,733
	$87,123	$91,212

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

    The Company had the following activity for sales returns from December 31, 2011 to September 30, 2012:

Balance as of December 31, 2011	$5,285
Amounts accrued	35,415
Returns charged to accrual	(35,108)
Balance as of September 30, 2012	$5,592

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per common share amounts)

    (e) Warranties. The Company provides a 25-year warranty for North American sales and a 15-year warranty for International sales on mattresses, each prorated. The Company also provides a 2-year to 3-year warranty on pillows. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized. Estimates of warranty expenses are based primarily on historical claim experience and product testing. Warranties are included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

    The Company had the following activity for warranties from December 31, 2011 to September 30, 2012:

Balance as of December 31, 2011	$4,280
Amounts accrued	4,639
Warranties charged to accrual	(4,242)
Balance as of September 30, 2012	$4,677

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

    The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions. It also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $7,774 and $6,801 as of September 30, 2012 and December 31, 2011, respectively.

    (g) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and included in General, administrative and other expenses in the accompanying Condensed Consolidated Statements of Operations. Research and development costs charged to expense were $3,867 and $2,373 for the three months ended September 30, 2012 and 2011, respectively. Research and development costs charged to expense were $11,114 and $7,273 for the nine months ended September 30, 2012 and 2011, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per common share amounts)

(2) Acquisitions

    Sealy Corporation

On September 26, 2012, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) to acquire Sealy Corporation (“Sealy”), by merging Sealy with a newly-formed subsidiary of the Company (the “Merger”). Sealy, headquartered in Trinity, North Carolina, owns one of the largest bedding brands in the world, and manufactures and markets a complete line of bedding products. Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the Merger will be cancelled and (other than shares held by Sealy or Tempur-Pedic or their subsidiaries or Sealy stockholders who properly exercise appraisal rights) converted into the right to receive $2.20 in cash. The Company anticipates that the total consideration to be paid, including the assumption of outstanding indebtedness of Sealy less cash assumed, will be approximately $1,300,000. The Company also entered into a firm debt commitment letter with Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith, dated September 26, 2012, providing for a total of $2,100,000 in debt financing. The transaction is expected to be completed in the first half of calendar 2013 and is subject to regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. The Merger Agreement contains certain termination rights for both the Company and Sealy and further provides that, upon termination of the Merger Agreement under certain circumstances, Sealy may be obligated to pay the Company a termination fee of $25,000. In addition, if antitrust enforcement agencies either commence or inform the parties that they intend to commence an action to enjoin the Merger, (i) the Company may be required to pay Sealy a termination fee of $90,000 if both parties elect to terminate the Merger Agreement or (ii) a termination fee of $90,000 (or $40,000 if the Company elects to terminate the Merger Agreement but Sealy does not so elect to terminate) if the Merger does not close due to a failure to receive antitrust approval in the nine months following the execution of the Merger Agreement, subject to certain extensions.

    Third Party Distributors

On July 5, 2012, the Company acquired its third party distributor in Brazil. The Company paid $2,200 in cash to acquire this entity, with future payments due to the former owners if certain operational targets are met. Assets acquired and liabilities assumed include Accounts receivables, Inventories, Prepaid expenses and other current assets, Property, plant and equipment, Accounts payable, and Accrued expenses and other current liabilities.

    On April 2, 2012, the Company acquired its third party distributor in Poland. The Company paid $1,669 in cash to acquire this entity, with future payments due to the former owners if certain operational targets are met. Assets acquired include certain Intangible assets, Inventories and Prepaid expenses and other current assets.

(3) Goodwill and Other intangible assets

    The following summarizes changes to the Company’s Goodwill, by reportable business segment:

	North America	International	Total
Balance as of December 31, 2011	$108,504	$104,769	$213,273
Foreign currency translation adjustments	629	78	707
Goodwill resulting from acquisitions	—	2,146	2,146
Balance as of September 30, 2012	$109,133	$106,993	$216,126

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per common share amounts)

    The following table summarizes information relating to the Company’s Other intangible assets, net:

		September 30, 2012			December 31, 2011
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55,000	$—	$55,000	$55,000	$—	$55,000
Amortized intangible assets:
Technology	10	$16,000	$15,867	$133	$16,000	$14,667	$1,333
Patents & other Trademarks	5-20	12,605	9,671	2,934	12,546	9,180	3,366
Customer database	5	5,350	5,350	—	4,928	4,928	—
Foam formula	10	3,700	3,669	31	3,700	3,392	308
Reacquired rights	3	5,829	4,857	972	5,638	3,289	2,349
Customer relationships	5	6,088	1,338	4,750	4,989	854	4,135
Total		$104,572	$40,752	$63,820	$102,801	$36,310	$66,491

    Amortization expense relating to intangible assets for the Company was $1,447 and $1,429 for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, amortization expense relating to intangible assets for the Company was $4,262 and $3,978, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any historical period.

(4) Long-term Debt

   (a) Long-term Debt. Long-term debt for the Company consists of the following:

	September 30,	December 31,
	2012	2011
Senior Credit Facility:
Domestic Long-Term Revolving Credit Facility payable to lenders, interest at Base Rate or LIBOR plus applicable margin (2.22% and 2.05% as of September 30, 2012 and December 31, 2011, respectively), commitment through and due June 28, 2016.	$649,500	$585,000
Long-term Debt	$649,500	$585,000

    (b) Secured Credit Financing. On October 18, 2005, the Company entered into a credit agreement (“Senior Credit Facility”) with a syndicate of banks. On June 28, 2011, the Company amended and restated its Senior Credit Facility, as amended, which increased the total availability under the Senior Credit Facility to an aggregate of $770,000, added an option to increase domestic availability by an additional $250,000, extended the maturity date to June 28, 2016, and increased the applicable margins and certain fees to current market conditions.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per common share amounts)

    The Senior Credit Facility consists of domestic and foreign credit facilities (“Revolvers”) that provide for the incurrence of indebtedness up to an aggregate principal amount of $770,000. The domestic credit facility is a five-year, $745,000 revolving credit facility. The foreign credit facility is a five-year, $25,000 revolving credit facility. The Revolvers provide for the issuance of letters of credit and bank guarantees (“Contingent Liabilities”) which, when issued, constitute usage and reduce availability under the Revolvers. The aggregate amount of Contingent Liabilities outstanding under the Revolvers was $1,025 at September 30, 2012. After giving effect to Contingent Liabilities and $649,500 in borrowings under the Revolvers, total availability under the Revolvers was $119,475 as of September 30, 2012. Both credit facilities bear interest at a rate equal to the applicable margin, as determined in accordance with a performance pricing grid set forth in the Senior Credit Facility, plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of the Bank of America prime rate or the Federal Funds rate plus .50%. The Company also pays an annual commitment fee on the unused amount of the Senior Credit Facility. The commitment fee is calculated based on the consolidated leverage ratio and ranges from .375% to .50%.

    The Senior Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan-Foam ApS and substantially all of the Company’s U.S. assets. The Senior Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company was in compliance with all covenants as of September 30, 2012.

    On August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with the Senior Credit Facility. Refer to Note 6, “Derivative Financial Instruments” for additional information regarding the Company’s derivative instruments, including this interest rate swap.

(5) Fair Value Measurements

    The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three or nine months ended September 30, 2012. At September 30, 2012, the Company had an interest rate swap and foreign exchange forward contracts recorded at fair value. Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The fair value of the interest rate swap is calculated using standard industry models based on observable forward yield curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts.

    The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

		Fair Value Measurements at September 30, 2012 Using:
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange forward contracts	$489	$—	$489	$—

Liabilities:
Interest rate swap	$4,920	$—	$4,920	$—

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

    As of September 30, 2012, the Company had foreign exchange forward contracts with expiration dates ranging from October 31, 2012 to December 28, 2012. The changes in fair value of these foreign currency hedges are included as a component of Other income (expense), net in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2012, the Company had the following outstanding foreign exchange forward contracts:

Foreign Currency Denomination	Notional Amount
Japanese Yen		¥195,632
Swedish Krone	kr.	14,636
United States Dollar		$11,379
Norwegian Krone	kr.	4,105
Australian Dollar		$2,685
New Zealand Dollar		$917

    As of September 30, 2012 and December 31, 2011, the fair value carrying amount of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets were recorded as follows:

	Liability Derivatives
	Balance Sheet Location	Fair Value
		September 30,	December 31,
		2012	2011
Derivatives designated as hedging instruments
Interest rate swap - current	Accrued expenses and other current liabilities	$2,281	$1,471
Interest rate swap - non-current	Other non-current liabilities	2,639	1,145
		$4,920	$2,616

Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$—	$935
		$4,920	$3,551

	Asset Derivatives
	Balance Sheet Location	Fair Value
		September 30,	December 31,
		2012	2011
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$489	$—
		$489	$—

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per common share amounts)

    The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(830)	Interest expense, net	$(799)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other income (expense), net	$1,212

    For the three months ended September 30, 2011:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other income (expense), net	$(1,266)

    The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2012 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(2,304)	Interest expense, net	$(2,378)	Interest expense, net	$—

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per common share amounts)
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other income (expense), net	$1,942

    For the nine months ended September 30, 2011:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(582)	Interest expense, net	$(582)	Interest expense, net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other income (expense), net	$(228)

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

    (b) Share Repurchase Programs. During the nine months ended September 30, 2012, the Company purchased 5,023 shares of the Company’s common stock for a total of $149,999 pursuant to the authorization approved by the Company’s Board of Directors in January 2012. As of September 30, 2012, the Company has $100,001 remaining under the January 2012 authorization. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under the Senior Credit Facility.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per common share amounts)

(8) Other Items

    (a) Property, plant and equipment. Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2012	2011
Land and buildings	$122,915	$121,794
Machinery and equipment, furniture and fixtures and other	243,562	225,521
Construction in progress	32,395	14,777
	398,872	362,092
Accumulated depreciation	(222,065)	(201,590)
	$176,807	$160,502

    (b) Accrued expenses and other current liabilities. Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2012	2011
Salary and related expenses	$15,872	$24,265
Advertising accrual	13,880	6,988
Accrued sales and value added taxes	9,030	8,497
Professional fees	7,579	3,259
Sales returns	5,592	5,285
Warranty accrual	4,677	4,280
Other	31,857	24,062
	$88,487	$76,636

    (c) Accumulated other comprehensive loss. Accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
	2012	2011
Derivative instruments accounted for as hedges, net of taxes of $1,919 and $1,020, respectively	$(3,001)	$(1,596)
Foreign currency adjustments	(12,141)	(13,090)
Accumulated other comprehensive loss	$(15,142)	$(14,686)

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per common share amounts)

(9) Stock-Based Compensation

    The Company’s stock-based compensation (benefit) expense for the three and nine months ended September 30, 2012 included performance-based restricted stock units (“PRSUs”), non-qualified stock options, restricted stock units (“RSUs”) and deferred stock units (“DSUs”). A summary of the Company’s stock-based compensation (benefit) expense is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
PRSU (benefit) expense	$(5,207)	$1,708	$(1,126)	$5,719
Option expense	911	1,237	3,169	3,931
RSU/DSU expense	547	471	1,618	1,485
Total stock-based compensation (benefit) expense	$(3,749)	$3,416	$3,661	$11,135

    A summary of the Company’s PRSU activity and related information for the nine months ended September 30, 2012 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2011	285	$37.93
Granted	134	71.52
Vested	—	—
Forfeited	—	—
Awards outstanding at September 30, 2012	419	$48.69	$9,793

    The maximum number of shares to be awarded under the PRSUs granted during the nine months ended September 30, 2012 and 2011 will be 403 and 443 shares, and will vest, if earned, at the end of the three-year performance periods ending on December 31, 2014 and 2013, respectively. The Company recorded a benefit in the Condensed Consolidated Statement of Operations of $7,974 and $9,536, respectively, for the three and nine months ended September 30, 2012, related to the PRSUs granted during the nine months ended September 30, 2012 and 2011, after re-evaluation of the probability of meeting certain required financial metrics.

    A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2012 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2011	3,408	$11.15
Granted	98	70.24
Forfeited	—	—
Exercised	840	12.56
Options outstanding at September 30, 2012	2,666	$15.98	5.91	$18,975
Options exercisable at September 30, 2012	2,090	$13.88	5.55	$19,868

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per common share amounts)

    The aggregate intrinsic value of options exercised during the three months ended September 30, 2012 and 2011 was $770 and $10,961 respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $32,206 and $70,276, respectively.

    The Company granted 10 DSUs during the nine months ended September 30, 2012. No RSUs were granted during the nine months ended September 30, 2012.

    A summary of total unrecognized stock-based compensation expense based on current performance estimates related to the options and DSUs granted during the nine months ended September 30, 2012 is presented below:

	September 30, 2012	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	2,526	2.26
Unrecognized DSU expense	360	0.58
Total unrecognized stock-based compensation expense	$2,886	2.05

(10) Commitments and Contingencies

(a) Purchase Commitments.

    The Company enters into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs were not significant as of September 30, 2012.

    As of September 30, 2012, the Company had outstanding commitments of approximately $8,057 for capital expenditures related to the construction of the Company’s headquarters in Lexington, Kentucky.

    (b)   Norfolk County Retirement System, Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-
    Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 20, 2012

Arthur Benning, Jr., Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 22, 2012

    Following a drop in the Company’s stock price, on June 20 and 22, 2012, the above suits were filed against the Company and two named executive officers in the United States District Court for the Eastern District of Kentucky (Lexington Division), purportedly on behalf of a class of shareholders who purchased the Company’s stock between January 25, 2012 and June 5, 2012. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging, among other things, false and misleading statements and concealment of material information relating to the Company’s deteriorating competitive position and projected net sales, earnings per diluted share and related financial performance. The plaintiffs seek damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief. The Company strongly believes that the shareholder suits lack merit and intends to defend against the claims vigorously. This litigation is at a preliminary stage, and the outcome is uncertain, however, and although we do not currently expect to incur a loss with respect to these matters, we cannot currently predict the manner and timing of the resolution of the suits, an estimate of a range of losses or any minimum loss that could result in the event of an adverse verdict in these suits, or whether our applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company's financial position or results of operations.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per common share amounts)

     (c) Benjamin B. Clarke, Individually and On Behalf of All Others Similarly Situated v. Lawrence J.
    Rogers, Richard W. Roedel, John B. Replogle, Paul J. Norris, Dean B. Nelson, Gary E. Morin, James
    W. Johnson, Deborah G. Ellinger, Simon E. Brown, Sealy Corporation, Tempur-Pedic International
    Inc. and Silver Lightning Merger Company, filed October 2, 2012

     Robert A. Justewicz, Individually and On Behalf of All Others Similarly Situated v. Sealy Corporation,
    Lawrence J. Rogers, Paul J. Norris, James W. Johnson, Simon E. Brown, Gary E. Morin, Dean B.
    Nelson, Richard W. Roedel, Deborah G. Ellinger, John B. Replogle, Silver Lightning Merger Company
    and Tempur-Pedic International Inc., filed Oct. 3, 2012

    Deno Singh, On Behalf of Himself and All Others Similarly Situated v. Lawrence J. Rogers, Richard
    W. Roedel, John B. Replogle, Paul J. Norris, Dean B. Nelson, Gary E. Morin, James W. Johnston,
    Deborah G. Ellinger, Simon E. Brown, Sealy Corporation, Tempur-Pedic International Inc. and Silver
    Lightning Merger Company, filed October 15, 2012

    Jay M. Plourde, On Behalf of Himself and All Others Similarly Situated v. Sealy Corporation,
    Lawrence J. Rogers, Paul Norris, James W. Johnston, Simon E. Brown, Gary E. Morin, Dean B.
    Nelson, Richard Roedel, Deborah G. Ellinger, John B. Replogel, Tempur-Pedic International Inc.,
    Kohlberg Kravis Roberts & Co. L.P. and Silver Lightning Merger Company, filed October 15, 2012

    Keith Gamble, Individually and On Behalf of All Others Similarly Situated v. Lawrence J. Rogers,
    Richard W. Roedel, John B. Replogle, Paul J. Norris, Dean B. Nelson, Gary E. Morin, James W.
    Johnston, Deborah G. Ellinger, Simon E. Brown, Sealy Corporation, Tempur-Pedic  International Inc.
    and Silver Lightning Merger Company, filed October 16, 2012

    Curtis Nall, On Behalf of Himself and All Others Similarly Situated Shareholders of Sealy Corporation
     v. Lawrence C. Rogers, James W. Johnston, Simon E. Brown, Gary E. Morin, Dean B. Nelson, Richard
    Roedel, Deborah G. Ellinger, John B. Replogle, Paul J. Norris, Sealy Corporation, Tempur-Pedic,
    International Inc., KKR Millennium GP LLC, KKR & Co. L.P., and Silver Lightning Merger Company,
    filed October 17, 2012

    Following the Company’s announcement of its expected acquisition of Sealy, shareholders of Sealy filed the six (6) putative class action lawsuits named above (collectively, the “Merger Lawsuits”) against Sealy, its board of directors, the Company and its subsidiary, Silver Lightning Merger Company (“Silver”). The Merger Lawsuits generally allege breach of fiduciary duty against Sealy and its board of directors and allege aiding and abetting breach of fiduciary duties against the Company and Silver. The Merger Lawsuits generally claim that the  consideration to be paid to Sealy stockholders under the Merger Agreement is inadequate, that the Merger Agreement contains unfair deal protection provisions and that the Sealy directors are subject to conflicts of interest. The Merger Lawsuits generally seek damages, attorneys’ fees and injunctive relief to enjoin the completion of the Merger. The Company believes that the Merger Lawsuits lack merit and intends to defend against the claims vigorously. The litigation is at a preliminary stage and the outcome is uncertain, however, and although the Company does not currently expect to incur a loss with respect to these matters, the Company cannot currently predict the manner and timing of the resolution of the Merger Lawsuits, an estimate of a range or losses or any minimum loss that could result in the event of an adverse verdict in these suits, or whether the Company’s or Sealy’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per common share amounts)

(11) Income Taxes

    The Company’s effective tax rate for the three months ended September 30, 2012 and 2011 was 103.4% and 33.5%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 was 54.8% and 33.4%, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2012 and 2011 differed from the U.S. federal statutory rate of 35.0% principally due to the effect of the taxes provided on unremitted foreign earnings discussed in the paragraph below, certain foreign tax rate differentials, state and local income taxes, the release of valuation allowances against deferred tax assets of certain foreign entities, foreign income currently taxable in the U.S., the production activities deduction, and certain other permanent differences.

    At July 1, 2012, the Company had $352,748 of undistributed earnings from non-U.S. operations on which no provision for U.S. federal and/or state income tax and foreign withholdings had been provided because Tempur-Pedic International intended to reinvest such earnings indefinitely outside of the United States. During the three months ended September 30, 2012, the Company changed the classification of those earnings to reflect a change in management’s strategic objective that could require the repatriation of foreign earnings. As a result of this change, the Company recognized $41,863 of additional income tax expense during the three months ended September 30, 2012 to record the applicable U.S. deferred income tax liability. As of September 30, 2012, the Company no longer has any undistributed earnings of foreign subsidiaries that are classified as permanently reinvested. The Company expects to repatriate non-U.S. cash holdings upon the closing of the proposed Sealy acquisition.

    The Company has received income tax assessments from the Danish Tax Authority ("SKAT") with respect to the 2001-2006 tax years, relating to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by SKAT could apply to subsequent years. The total tax assessment is approximately $144,275 including interest and penalties. The Company filed timely protests with the Danish National Tax Tribunal challenging the tax assessments. The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (“Bilateral APA”) between the United States and SKAT. A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and SKAT. U.S. and Danish competent authorities have met to discuss the Company’s Bilateral APA, and additional meetings are expected. SKAT and the IRS met several times since 2011, most recently in September 2012, to negotiate the matter and have agreed to meet again in the spring of 2013 to continue the negotiation process.  In the event the discussions and negotiations from that meeting do not yield a satisfactory result for the Company the next step for the Company to resolve the matter would be to seek resolution of this issue through an administrative proceeding before the Danish National Tax Tribunal (the “Tribunal”). The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. If the Company moves from the Bilateral APA process to the Tribunal or a proceeding in the Danish court system, SKAT could require the Company to post a cash deposit or other security for taxes it has assessed in an amount to be negotiated, up to the full amount of the claim. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments before the Tribunal and in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time.

    The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is under examination in the U.S. by the Internal Revenue Service for the years 2008 and 2009. With few exceptions, the Company is no longer subject to tax examinations by tax authorities in the U.S. for periods prior to 2008, U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2001. Additionally, the Company is currently under examination by various tax authorities around the world. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. During the nine months ended September 30, 2012, there were no significant changes to the liability for unrecognized tax benefits.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per common share amounts)
(12) Major Customers

    The top five customers accounted for approximately 26% and 20% of the Company’s Net sales for the three months ended September 30, 2012 and 2011, respectively, and 23% and 21% of the Company’s Net sales for the nine months ended September 30, 2012 and 2011, respectively. Net sales from one customer in the Company’s North American segment represented approximately 12% and 11% for the three and nine months ended September 30, 2012, respectively. The top five customers also accounted for approximately 25% and 20% of accounts receivable as of September 30, 2012 and 2011, respectively.

(13) (Loss) Earnings Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net (loss) income	$(2,017)	$61,949	$83,324	$163,293

Denominator:
Denominator for basic earnings per common share- weighted average shares	59,558	66,655	62,087	67,722
Effect of dilutive securities:
Employee stock-based compensation	—	1,916	1,537	2,125
Denominator for diluted earnings per common share- adjusted weighted average shares	59,558	68,571	63,624	69,847

Basic (loss) earnings per common share	$(0.03)	$0.93	$1.34	$2.41

Diluted (loss) earnings per common share	$(0.03)	$0.90	$1.31	$2.34

    The Company excluded 8 shares issuable upon exercise of outstanding stock options for the three months ended September 30, 2011, and 103 and 4 shares for the nine months ended September 30, 2012 and 2011, respectively, from the Diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive any dividends on the shares covered by the awards.

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

    The following table summarizes Total assets by segment:

	September 30,	December 31,
	2012	2011
Total assets:
North America	$766,923	$688,001
International	480,647	422,246
Intercompany eliminations	(334,050)	(281,607)
	$913,520	$828,640

    The following table summarizes Long-lived assets by segment:

	September 30,	December 31,
	2012	2011
Long-lived assets:
North America	$388,917	$378,267
International	67,836	61,999
	$456,753	$440,266

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except per common share amounts)

    The following table summarizes segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales from external customers:
North America
Mattresses	$164,293	$192,683	$508,583	$527,398
Pillows	20,182	19,182	56,672	53,502
Other	56,392	67,462	171,192	174,542
	$240,867	$279,327	$736,447	$755,442

International
Mattresses	$64,046	$63,122	$200,228	$178,361
Pillows	21,958	18,937	61,063	54,215
Other	21,073	21,699	64,060	63,117
	$107,077	$103,758	$325,351	$295,693
	$347,944	$383,085	$1,061,798	$1,051,135

Inter-segment sales:
North America	$381	$2,465	$756	$2,778
International	910	864	1,382	2,092
Intercompany eliminations	(1,291)	(3,329)	(2,138)	(4,870)
	$—	$—	$—	$—

Gross profit:
North America	$105,024	$139,744	$348,468	$375,760
International	66,211	60,850	195,636	176,162
	$171,235	$200,594	$544,104	$551,922

Operating income:
North America	$34,832	$69,390	$120,299	$179,789
International	28,615	27,217	76,762	74,928
	$63,447	$96,607	$197,061	$254,717

Income before income taxes:
North America	$30,278	$65,827	$107,807	$170,882
International	28,759	27,286	76,656	74,435
	$59,037	$93,113	$184,463	$245,317

Depreciation and amortization (including stock-based compensation amortization):
North America	$2,647	$9,255	$22,312	$28,516
International	2,833	2,911	8,226	7,959
	$5,480	$12,166	$30,538	$36,475

Capital expenditures:
North America	$14,625	$4,434	$27,701	$11,392
International	3,105	2,309	10,693	7,449
	$17,730	$6,743	$38,394	$18,841

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this report is condensed consolidated information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements include numerous risks and uncertainties, as described under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011. Our actual results may differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

    In this discussion and analysis, we discuss and explain the financial condition and results of our operations for the three and nine month periods ended September 30, 2012 and 2011, including the following points:

●	An overview of our business strategy;
●	An overview of the proposed acquisition of Sealy Corporation ("Sealy");
●	Our Net sales and costs in the periods presented as well as changes between periods;
●	Discussion of new initiatives that may affect our future results of operations and financial condition;
●	Expected future expenditures for capital projects and sources of liquidity for future operations; and
●	The effect of the foregoing on our overall financial performance and condition, as well as factors that could affect our future performance.

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

Strategy

    Our goal is to become the world’s favorite mattress and pillow brand. In order to achieve this long-term goal while managing through the current economic and competitive environment, we plan to complete the proposed acquisition of Sealy, and to continue to pursue certain key Tempur-Pedic® strategic goals using the related strategies discussed below.

●	Make sure everyone knows that they would sleep better on a Tempur-Pedic® mattress – we plan to continue to invest in our global brand awareness through advertising campaigns that further associate our brand name with overall sleep and premium quality products.
●	Make sure there is a Tempur-Pedic® bed and pillow that appeals to everyone – we plan to continue to maintain our focus on premium products at the high end of the category price range that are preferred by consumers.
●	Make sure that Tempur-Pedic® products are available to everyone – we plan to expand our points of distribution and the effectiveness of our distribution channels by ensuring our retailers are provided attractive incentives to sell our products.
●	Make sure that Tempur-Pedic® bedding products continue to deliver the best sleep – we plan to continue to invest in product research and development to systematically innovate and improve our products in consumer relevant ways

    In pursuing these strategic goals, we expect to continue to optimize our cost structure in order to enable these marketing and product development investments.

Acquisition

    On September 26, 2012, we entered into an Agreement and Plan of Merger (“Merger Agreement”) to acquire Sealy by merging Sealy with a newly-formed subsidiary of the Company (the “Merger”). Sealy, headquartered in Trinity, North Carolina, owns one of the largest bedding brands in the world, and manufactures and markets a complete line of bedding products. Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the Merger will be cancelled and (other than shares held by Sealy or the Company or their subsidiaries or Sealy stockholders who properly exercise appraisal rights) converted into the right to receive $2.20 in cash. We anticipate that the total consideration to be paid, including the assumption or repayment of outstanding indebtedness of Sealy less cash assumed, will be approximately $1.3 billion. Concurrently, and in connection with entering into the Merger Agreement, we entered into a firm debt commitment letter with Bank of America, N.A. (“Bank of America”) and Merrill Lynch, Pierce, Fenner & Smith, pursuant to which, subject to the conditions set forth therein, Bank of America has committed to provide to the Company (a) $1.77 billion in senior secured credit facilities (collectively, the “Senior Credit Facilities”), comprised of (i) a term loan A facility of $650.0 million, (ii) a term loan B facility of $770.0 million and (iii) a revolving credit facility of $350.0 million; and (b) $350.0 million in senior unsecured bridge loans (the “Bridge Loans”) to be made available to us as interim financing in the event that our proposed issuance of $350.0 million in senior unsecured notes (the “Notes”) is not completed on or prior to the date of consummation of the Merger. The proceeds of the Senior Credit Facilities and either Bridge Loans or the Notes (collectively, the “Facilities”) will be used to finance the Merger, for the repayment, defeasance or redemption of substantially all existing indebtedness of the Company and Sealy, the costs and expenses related to the Merger and the closing of the Facilities and the ongoing working capital and other general corporate purposes of the Company after consummation of the Merger. The transaction is expected to be completed in the first half of calendar 2013 and is subject to regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. The Merger Agreement contains certain termination rights for both the Company and Sealy and further provides that, upon termination of the Merger Agreement under certain circumstances, Sealy may be obligated to pay us a termination fee of $25.0 million. In addition, if antitrust enforcement agencies either commence or inform the parties that they intend to commence an action to enjoin the Merger, we may be required to pay Sealy (i) a termination fee of $90.0 million if both parties elect to terminate the Merger Agreement or (ii) a termination fee of $90.0 million (or $40.0 million if we elect to terminate the Merger Agreement but Sealy does not so elect to terminate) if the Merger does not close due to a failure to receive antitrust approval in the nine months following the execution of the Merger Agreement, subject to certain extensions.

Results of Operations

    A summary of our results for the three and nine months ended September 30, 2012 include the following:

●	(Loss) earnings per diluted common share (EPS) were $(0.03) for the three months ended September 30, 2012 compared to $0.90 for the three months ended September 30, 2011. For the nine months ended September 30, 2012 EPS were $1.31 compared to $2.34 for the same period in 2011.
●	Adjusted EPS were $0.70 for the three months ended September 30, 2012 compared to $0.90 for the three months ended September 30, 2011. For the nine months ended September 30, 2012 Adjusted EPS were $2.01 compared to $2.34 for the same period in 2011. For a discussion and reconciliation of Adjusted EPS to GAAP EPS refer to the non-GAAP financial information set forth below under the heading “Non-GAAP Financial Information”.
●	Net sales for the three months ended September 30, 2012 decreased to $348.0 million from $383.1 million for the same period in 2011. Net sales for the nine months ended September 30, 2012 increased to $1,061.8 million from $1,051.1 million for the same period in 2011.

(In thousands, except per	Three Months Ended				Nine Months Ended
common share amounts)	September 30,				September 30,
	2012		2011		2012		2011
Net sales	$347,944	100.0%	$383,085	100.0%	$1,061,798	100.0%	$1,051,135	100.0%
Cost of sales	176,709	50.8	182,491	47.6	517,694	48.8	499,213	47.5
Gross profit	171,235	49.2	200,594	52.4	544,104	51.2	551,922	52.5
Selling and marketing expenses	76,232	21.9	72,439	18.9	243,203	22.9	204,789	19.5
General administrative and other expenses	31,556	9.1	31,548	8.3	103,840	9.8	92,416	8.8
Operating income	63,447	18.2	96,607	25.2	197,061	18.5	254,717	24.2
Interest expense, net	(4,793)	(1.4)	(3,265)	(0.9)	(13,026)	(1.1)	(8,450)	(0.8)
Other income (expense), net	383	0.1	(229)	—	428	—	(950)	(0.1)
Income before income taxes	59,037	16.9	93,113	24.3	184,463	17.4	245,317	23.3
Income tax provision	61,054	17.5	31,164	8.1	101,139	9.5	82,024	7.8
Net (loss) income	$(2,017)	(0.6)%	$61,949	16.2%	$83,324	7.8%	$163,293	15.5%

(Loss) earnings per common share:
Basic	$(0.03)		$0.93		$1.34		$2.41
Diluted	$(0.03)		$0.90		$1.31		$2.34
Weighted average common shares outstanding:
Basic	59,558		66,655		62,087		67,722
Diluted	59,558		68,571		63,624		69,847

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

    A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(in thousands)	2012	2011	2012	2011	2012	2011
Retail	$306,486	$342,804	$221,186	$257,049	$85,300	$85,755
Direct	27,093	25,405	16,729	19,588	10,364	5,817
Healthcare	7,407	8,076	2,952	2,690	4,455	5,386
Third Party	6,958	6,800	—	—	6,958	6,800
	$347,944	$383,085	$240,867	$279,327	$107,077	$103,758

    A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(in thousands)	2012	2011	2012	2011	2012	2011
Mattresses	$228,339	$255,805	$164,293	$192,683	$64,046	$63,122
Pillows	42,140	38,119	20,182	19,182	21,958	18,937
Other	77,465	89,161	56,392	67,462	21,073	21,699
	$347,944	$383,085	$240,867	$279,327	$107,077	$103,758

    Net sales. Net sales for the three months ended September 30, 2012 decreased to $347.9 million from $383.1 million for the same period in 2011, a decrease of $35.1 million, or 9.2%. We believe our decreased revenues are primarily the result of an increased competitive environment in our North American segment. Consolidated Mattress sales decreased $27.5 million, or 10.7%, compared to the third quarter of 2011. The decrease in Mattress sales occurred primarily in our Retail channel with Net sales decreasing to $306.5 million from $342.8 million for the same period in 2011, a decrease of $36.3 million, or 10.6%. Consolidated Other, which primarily includes adjustable bed bases and foundations, decreased $11.7 million, or 13.1%. Many of our Other products are sold with mattress purchases. Therefore, when Mattress sales decrease, Other products are also negatively impacted. Pillow sales increased $4.0 million, or 10.5%, from the same period in 2011. Direct sales increased $1.7 million, or 6.6%, from the same period in 2011. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

    North America. North American Net sales for the three months ended September 30, 2012 decreased to $240.9 million from $279.3 million for the same period in 2011, a decrease of $38.5 million, or 13.8%. Our North American Retail channel contributed $221.2 million in Net sales for the three months ended September 30, 2012 for a decrease of $35.9 million, or 14.0%, compared to the same period in 2011. During 2012, there has been a significant increase in the number of competitive product introductions, supported by aggressive marketing and incentives. We believe this change in our competitive environment was the primary driver of our decreased Net sales. North American Mattress sales decreased $28.4 million, or 14.7%, over the same period in 2011. North American Direct sales decreased $2.9 million, or 14.6%, over the same period in 2011. Other Net sales decreased $11.1 million, or 16.4%, compared to the same period in 2011, consistent with the decrease in Mattress sales.

    We expect our current competitive environment to continue into the foreseeable future. During the third quarter of 2012, we undertook several initiatives to stabilize North American sales. These initiatives include continued innovation to create premium differentiated products that are preferred by consumers, which will ensure our retailers are motivated to support our products, and continuing our commitment to consumer advertising.

    International. International Net sales for the three months ended September 30, 2012 increased to $107.1 million from $103.8 million for the same period in 2011, an increase of $3.3 million, or 3.2%. On a constant currency basis, our International Net sales increased approximately 11.1%. International Net sales increased primarily due to expanding points of distribution and investments in our brand awareness. The International Direct channel increased $4.5 million, or 78.2% compared to the same period in 2011, due to an increase in the number of company-owned stores. International Pillow sales in the third quarter of 2012 increased $3.0 million, or 16.0%, over the same period in 2011.

    Gross profit. Gross profit for the three months ended September 30, 2012 decreased to $171.2 million from $200.6 million for the same period in 2011, a decrease of $29.4 million, or 14.6%. The Gross profit margin for the three months ended September 30, 2012 was 49.2% as compared to 52.4% for the same period in 2011. Our Gross profit margin is impacted by, among other factors, geographic mix between segments. Additionally, our Gross profit margin includes a royalty paid by the North American segment to our International segment based on production volume, which has the effect of lowering the North American segment’s reported Gross profit margin, and increasing the International segment’s reported Gross profit margin. Costs associated with Net sales are recorded in Cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in this process. The principal factors that impacted Gross profit margin during the year are identified and discussed below in the respective segment discussions.

    North America. North American Gross profit for the three months ended September 30, 2012 decreased to $105.0 million from $139.7 million for the same period in 2011, a decrease of $34.7 million, or 24.8%.  The Gross profit margin in our North American segment was 43.6% and 50.0% for the three months ended September 30, 2012 and 2011, respectively. The decrease in our North American Gross profit margin was primarily driven by unfavorable product mix and increased promotions and discounts related to new product introductions. Our North American Cost of sales for the three months ended September 30, 2012 decreased to $135.8 million from $139.6 million for the same period in 2011, a decrease of $3.7 million, or 2.7%.

    International. International Gross profit for the three months ended September 30, 2012 increased to $66.2 million from $60.9 million for the same period in 2011, an increase of $5.4 million, or 8.8%. The Gross profit margin in our International segment was 61.8% and 58.6% for the three months ended September 30, 2012 and 2011, respectively. The increase in our International Gross profit margin was primarily driven by efficiencies in manufacturing and fixed cost leverage related to higher production volumes. In addition, we incurred costs related to strategic investments during the three months ended September 30, 2011, including an information technology upgrade at our manufacturing facility in Denmark, and floor model discounts related to new product introductions. Our International Cost of sales for the three months ended September 30, 2012 decreased to $40.9 million from $42.9 million for the same period in 2011, a decrease of $2.0 million, or 4.8%.

    Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings, point of purchase materials and sales force compensation. We also include in Selling and marketing expenses certain new product development costs, including market research and new product testing. Selling and marketing expenses increased to $76.2 million for the three months ended September 30, 2012 as compared to $72.4 million for the three months ended September 30, 2011, an increase of $3.8 million, or 5.2%. Selling and marketing expenses as a percentage of Net sales were 21.9% and 18.9% for the three months ended September 30, 2012 and 2011, respectively. Our advertising expenses for the three months ended September 30, 2012 were $38.4 million compared to $39.6 million in 2011, a decrease of $1.2 million, or 3.1%. Advertising expenses as a percentage of Net sales were 11.0% and 10.3% for the three months ended September 30, 2012 and 2011, respectively. All other selling and marketing expenses as a percentage of Net sales were approximately 10.9% and 8.6% for the three months ended September 30, 2012 and 2011, respectively. All other selling and marketing expenses increased $5.0 million, or 15.3%, due to increases in promotional related expenses of $2.8 million and costs associated with our increase in company-owned stores of $2.5 million, partially offset by a benefit recorded for the performance restricted share units (“PRSUs”) granted in 2011 and 2012 of $1.8 million following our re-evaluation of the probability of meeting certain required financial metrics related to the grants.

    General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses as a percentage of Net sales were 9.1% and 8.3% for the three months ended September 30, 2012 and 2011, respectively. General, administrative and other expenses increased to $31.6 million for the three months ended September 30, 2012 as compared to $31.5 million for the same period in 2011. General, administrative and other expenses were flat compared to the three months ended September 30, 2011 due to increased legal and professional fees of $4.4 million, primarily related to transaction costs related to the proposed acquisition of Sealy and increased litigation costs. These increases were offset by a $6.1 million benefit recorded for the PRSUs granted in 2011 and 2012 following our re-evaluation of the probability of meeting certain required financial metrics related to the grants. We expect General, administrative and other expenses to continue to be impacted by transaction and integration costs related to the proposed acquisition of Sealy.

    Research and development expenses for the three months ended September 30, 2012 were $3.9 million compared to $2.4 million for the same period in 2011, an increase of $1.5 million, or 63.0%. Consistent with our strategy, we continue to invest in research and development in order to improve our existing product lines and continue to create new and differentiated products.

    Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs. Interest expense, net, increased to $4.8 million for the three months ended September 30, 2012 as compared to $3.3 million for the same period in 2011, an increase of $1.5 million, or 46.8%. The increase in interest expense is primarily attributable to an increase in our debt outstanding at September 30, 2012 compared to our debt outstanding at September 30, 2011 and an increase in our effective interest rate.

    Income before income taxes. Income before income taxes for the quarter ended September 30, 2012 decreased to $59.0 million from $93.1 million for the same period in 2011, a decrease of $34.1 million, or 36.6%. North America Income before income taxes for the quarter ended September 30, 2012 decreased to $30.3 million from $65.8 million for the same period in 2011, a decrease of $35.5 million, or 54.0%. International Income before income taxes for the quarter ended September 30, 2012 increased to $28.8 million from $27.3 million for the same period in 2011, an increase of $1.5 million, or 5.4%. The decrease in Income before income taxes was a result of the items discussed above.

    Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations. Our effective tax rate for the three months ended September 30, 2012 and 2011 was 103.4% and 33.5%, respectively. During the three months ended September 30, 2012, we changed the classification of our undistributed earnings from non-U.S. operations on which no provision for U.S. federal and/or state income tax and foreign withholdings had been provided because Tempur-Pedic International intended to reinvest such earnings indefinitely outside of the United States to reflect a change in management’s strategic objectives that could require the repatriation of foreign earnings. As a result of this change, we recognized $41,863 of additional income tax expense during the three months ended September 30, 2012 to record the applicable U.S. deferred income tax liability. We expect to repatriate non-U.S. cash holdings upon the closing of the proposed Sealy acquisition.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

    A summary of Net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(in thousands)	2012	2011	2012	2011	2012	2011
Retail	$932,301	$926,258	$668,657	$692,383	$263,644	$233,875
Direct	83,400	71,479	58,713	54,844	24,687	16,635
Healthcare	23,039	25,073	9,077	8,215	13,962	16,858
Third Party	23,058	28,325	—	—	23,058	28,325
	$1,061,798	$1,051,135	$736,447	$755,442	$325,351	$295,693

    A summary of Net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(in thousands)	2012	2011	2012	2011	2012	2011
Mattresses	$708,811	$705,759	$508,583	$527,398	$200,228	$178,361
Pillows	117,735	107,717	56,672	53,502	61,063	54,215
Other	235,252	237,659	171,192	174,542	64,060	63,117
	$1,061,798	$1,051,135	$736,447	$755,442	$325,351	$295,693

    Net sales. Net sales for the nine months ended September 30, 2012 increased to $1,061.8 million from $1,051.1 million for the same period in 2011, an increase of $10.7 million, or 1.0%.  During the three months ended March 31, 2012, we experienced an increase of 18.0% in our Net sales; however, this was offset by a decline in our Net sales during the three months ended June 30, 2012 and September 30, 2012 of 3.7% and 9.2%, respectively. During the first quarter of 2012, we believe our increased revenues were primarily a result of investments made in marketing and expanding points of distribution. Throughout the second and third quarters of 2012, we believe our decreased revenues were driven by increased competition in our North American segment. Consolidated Pillow sales increased $10.0 million, or 9.3%, compared to the same period in 2011. Direct sales increased $11.9 million, or 16.7%, from the same period in 2011 due to an increase in company-owned stores. The principal factors that impacted Net sales for each segment are discussed below, in the respective segment discussion.

    North America. North American Net sales for the nine months ended September 30, 2012 decreased to $736.4 million from $755.4 million for the same period in 2011, a decrease of $19.0 million, or 2.5%.  During the three months ended March 31, 2012, we experienced an increase in North American Net sales of 17.5%; however, this was offset by a decline in North American Net sales during the three months ended June 30, 2012 and September 30, 2012 of 8.3% and 13.8%, respectively. During the first quarter of 2012, we believe that our increased advertising investments had a positive impact on our performance. Throughout the second and third quarters of 2012, we believe the significant increase in the number of competitive product introductions supported by aggressive marketing and incentives was the primary cause of our decreased Net sales. Our North American Retail channel contributed $668.7 million in Net sales for the nine months ended September 30, 2012, a decrease of $23.7 million, or 3.4%. As a result, North American Mattress sales decreased $18.8 million, or 3.6% over the same period in 2011. Net sales in the Direct channel increased by $3.9 million, or 7.1%. We believe increased sales in the Direct channel are a result of our focus on building our brand awareness and encouraging consumers to visit our enhanced website through our advertisements. Other Net sales decreased $3.4 million, or 1.9%, compared to the same period in 2011, consistent with the decrease in Mattress sales. The decline in Other Net sales was caused by a decrease in Mattress sales, partially offset by continued improvement in attach rates on adjustable bed bases, which are sold at a higher price point than traditional foundations.

    We expect our current competitive environment to continue into the foreseeable future. During the second and third quarters of 2012, we undertook several initiatives to stabilize North American sales. These initiatives include continued innovation to create premium differentiated products that are preferred by consumers, which will ensure our retailers are motivated to support our products, and continued our commitment to consumer advertising.

    International. International Net sales for the nine months ended September 30, 2012 increased to $325.4 million from $295.7 million for the same period in 2011, an increase of $29.7 million, or 10.0%. On a constant currency basis, our International Net sales increased approximately 16.5%. The International Retail channel increased $29.8 million, or 12.7%, compared to the same period in 2011. International Retail Net sales increased primarily due to expanding points of distribution and investments in our brand awareness. As a result, International Mattress sales in the nine months ended September 30, 2012 increased $21.9 million, or 12.3%, over the same period in 2011. Pillow sales for the nine months ended September 30, 2012 increased $6.8 million, or 12.6%, compared to the same period in 2011. The International Direct channel increased $8.1 million, or 48.4% compared to the same period in 2011, due to an increase in the number of company-owned stores.

    Gross profit. Gross profit for the nine months ended September 30, 2012 decreased to $544.1 million from $551.9 million for the same period in 2011, a decrease of $7.8 million, or 1.4%. The Gross profit margin for the nine months ended September 30, 2012 was 51.2% as compared to 52.5% for the same period in 2011. Gross profit margins increased 1.3% during the first quarter of 2012, offset by decreases in the second and third quarters of 2012 of 2.2% and 3.2%, respectively. Our Gross profit margin is impacted by, among other factors, geographic mix between segments and product mix. Additionally, our Gross profit margin includes a royalty paid by the North American segment to our International segment based on production volume, which has the effect of lowering the North American segment’s reported Gross profit margin, and increasing the International segment’s reported Gross profit margin. Costs associated with Net sales are recorded in Cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in this process. The principal factors that impacted Gross profit margin during the year are identified and discussed below in the respective segment discussions.

    North America. North American Gross profit for the nine months ended September 30, 2012 decreased to $348.5 million from $375.8 million for the same period in 2011, a decrease of $27.3 million, or 7.3%.  The Gross profit margin in our North American segment was 47.3% and 49.7% for the nine months ended September 30, 2012 and 2011, respectively.  Our North American Gross profit increased 2.2% during the first quarter of 2012, offset by decreases in the second and third quarters of 3.4% and 6.4%, respectively. The increase in North American Gross profit margin for the first quarter of 2012 was primarily driven by our productivity programs, which generated improved efficiencies in manufacturing and distribution, and fixed cost leverage related to higher production volumes, partially offset by higher costs associated with new product launches. The decrease in our North American Gross profit margin for the second and third quarters of 2012 was primarily driven by increased promotions and discounts, new product introductions, fixed cost de-leverage related to lower production volumes, and unfavorable product mix.  Our North American Cost of sales for the nine months ended September 30, 2012 increased to $388.0 million from $379.7 million for the same period in 2011, an increase of $8.3 million, or 2.2%.

    International. International Gross profit for the nine months ended September 30, 2012 increased to $195.6 million from $176.2 million for the same period in 2011, an increase of $19.5 million, or 11.1%. The Gross profit margin in our International segment was 60.1% and 59.6% for the nine months ended September 30, 2012 and 2011, respectively. The increase in our International Gross profit margin was primarily driven by efficiencies in manufacturing and fixed cost leverage related to higher production volumes. In addition, we incurred costs related to strategic investments during the three months ended September 30, 2011, including an information technology upgrade at our manufacturing facility in Denmark, and floor model discounts related to new product introductions. Our International Cost of sales for the nine months ended September 30, 2012 increased to $129.7 million from $119.5 million for the same period in 2011, an increase of $10.2 million, or 8.5%.

    Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings, point of purchase materials and sales force compensation. We also include in Selling and marketing expenses certain new product development costs, including market research and new product testing. Selling and marketing expenses increased to $243.2 million for the nine months ended September 30, 2012 as compared to $204.8 million for the nine months ended September 30, 2011, an increase of $38.4 million, or 18.8%. Selling and marketing expenses as a percentage of Net sales were 22.9% and 19.5% for the nine months ended September 30, 2012 and 2011, respectively. Our advertising expenses for the nine months ended September 30, 2012 were $131.3 million compared to $109.8 million during 2011, an increase of $21.4 million, or 19.5%. Advertising expenses as a percentage of Net sales were 12.4% and 10.4% for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, consistent with our strategy, we made additional investments to increase our brand awareness in North America and certain International markets. All other selling and marketing expenses increased $17.0 million, or 17.9%, primarily due to increases in promotional and related expenses of $6.8 million and costs associated with our increase in company-owned stores of $5.1 million, partially offset by a benefit recorded for PRSUs granted in 2011 and 2012 of $2.3 million following our re-evaluation of the probability of meeting certain required financial metrics related to the grants. All other selling and marketing expenses as a percentage of Net sales were approximately 10.5% and 9.0% for the nine months ended September 30, 2012 and 2011, respectively.

    General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses as a percentage of Net sales were 9.8% and 8.8% for the nine months ended September 30, 2012 and 2011, respectively. General, administrative and other expenses increased to $103.8 million for the nine months ended September 30, 2012 as compared to $92.4 million for the same period in 2011, an increase of $11.4 million, or 12.4%. The increase in General, administrative and other expenses is primarily due to an increase in professional fees of $8.0 million associated with strategic research initiatives, the proposed acquisition of Sealy and increased litigation costs, as well as incremental investments in information technology and associated depreciation expense of $4.5 million. Also, in 2011, we recorded a benefit for favorable settlements of indirect taxes with certain regulatory authorities of $3.5 million that did not recur in 2012. These increases in 2012 were offset by a $7.3 million benefit recorded for PRSUs granted in 2011 and 2012 following our re-evaluation of the probability of meeting certain required financial metrics related to the grants. We expect General, administrative and other expenses to continue to be impacted by transaction and integration costs related to the proposed acquisition of Sealy.

    Research and development expenses for the nine months ended September 30, 2012 were $11.1 million compared to $7.3 million for the same period in 2011, an increase of $3.8 million, or 52.8%. Consistent with our strategy, we continue to invest in research and development in order to improve our existing product line and continue to introduce new and differentiated products.

    Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs. Interest expense, net, increased to $13.0 million for the nine months ended September 30, 2012 as compared to $8.5 million for the same period in 2011, an increase of $4.6 million, or 54.2%. The increase in interest expense is primarily attributable to an increase in our debt outstanding at September 30, 2012 compared to September 30, 2011 and an increase in our effective interest rate.

    Income before income taxes. Income before income taxes for the nine months ended September 30, 2012 decreased to $184.5 million from $245.3 million for the same period in 2011, a decrease of $60.9 million, or 24.8%. North America Income before income taxes for the nine months ended September 30, 2012 decreased to $107.8 million from $170.9 million for the same period in 2011, a decrease of $63.1 million, or 36.9%. International Income before income taxes for the nine months ended September 30, 2012 increased to $76.7 million from $74.4 million for the same period in 2011, an increase of $2.2 million, or 3.0%. The decrease in Income before income taxes was a result of the items discussed above.

    Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations. Our effective tax rate for the nine months ended September 30, 2012 and 2011 was 54.8% and 33.4%, respectively. During the three months ended September 30, 2012, we changed the classification of our undistributed earnings from non-U.S. operations on which no provision for U.S. federal and/or state income tax and foreign withholdings had been provided because Tempur-Pedic International intended to reinvest such earnings indefinitely outside of the United States to reflect a change in management’s strategic objectives that could require the repatriation of foreign earnings. As a result of this change, we recognized $41,863 of additional income tax expense during the three months ended September 30, 2012 to record the applicable U.S. deferred income tax liability. We expect to repatriate non-U.S. cash holdings upon the closing of the proposed Sealy acquisition.

Liquidity and Capital Resources

Liquidity

    Our principal sources of funds are cash flows from operations, borrowings made pursuant to our Senior Credit Facility and Cash and cash equivalents on hand. Principal uses of funds consist of share repurchases made from time to time pursuant to share repurchase authorizations, payments of principal and interest on our Senior Credit Facility, acquisitions of certain former third party distributors, capital expenditures and working capital needs. At September 30, 2012, we had working capital of $207.0 million including Cash and cash equivalents of $151.7 million compared to working capital of $212.4 million including $111.4 million in Cash and cash equivalents as of December 31, 2011.

    Our cash flow from operations decreased to $153.7 million for the nine months ended September 30, 2012 from $179.0 million for the nine months ended September 30, 2011. The decrease in operating cash flow for the nine months ended September 30, 2012 compared to nine months ended September 30, 2011 was primarily due to decreased Net income, partially offset by increased deferred income taxes related to the repatriation of foreign cash strategy and an increase in changes in operating assets and liabilities.

    Net cash used by investing activities increased to $42.3 million for the nine months ended September 30, 2012 as compared to $25.4 million for the nine months ended September 30, 2011, due to an increase in capital expenditures as described below.

    Cash flow used by financing activities was $70.4 million for the nine months ended September 30, 2012 compared to cash flow used of $102.3 million for the same period in 2011, representing a decrease of $31.9 million. This decrease is primarily related to a decrease in share repurchases, partially offset by decreased net borrowings under the Senior Credit Facility.

Capital Expenditures

    Capital expenditures totaled $38.4 million for the nine months ended September 30, 2012 and $18.8 million for the nine months ended September 30, 2011, respectively. We currently expect our 2012 capital expenditures to be approximately $50.0 million. This expected increase in capital expenditures in 2012 is attributable to continued strategic investments that we believe will support our plans for continued growth in future periods, including information technology upgrades and a new corporate headquarters in Lexington, Kentucky.

Non-GAAP Financial Information

    We provide information regarding EBITDA, Funded debt and Adjusted earnings per share, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. A reconciliation of our Net income to EBITDA and a reconciliation of Total debt to Funded debt are provided below. We believe the use of these non-GAAP financial measures provides investors with additional useful information with respect to our Senior Credit Facility and our compliance with the related debt covenants. A reconciliation of our Adjusted earnings per share is provided below. We believe that the use of this non-GAAP financial measure provides investors with additional useful information with respect to the impact of the repatriation of foreign earnings and transaction costs incurred related to the proposed acquisition of Sealy.

Debt Service

    Our long-term debt increased to $649.5 million as of September 30, 2012 from $585.0 million as of December 31, 2011. After giving effect to $649.5 million in borrowings under the Senior Credit Facility and letters of credit outstanding of $1.0 million, total availability under the Revolvers was $119.5 million as of September 30, 2012.

    As of September 30, 2012, we are in compliance with our debt covenants. The table below sets forth the calculation of our compliance with the Funded debt to Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) covenant. Both Funded debt and EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to Net income as a measure of operating performance or Total debt.

Reconciliation of Net income to EBITDA

    The following table sets forth the reconciliation of the Company’s reported Net income (loss) to the calculation of EBITDA for each of the quarters ended December 31, 2012, March 31, 2012, June 30, 2012 and September 30, 2012, as well as the twelve months ended September 30, 2012:

	Three Months Ended				Twelve Months Ended
	December 31,	March 31,	June 30,	September 30,	September 30,
(in thousands)	2011	2012	2012	2012	2012
GAAP Net income (loss)	$56,315	$56,218	$29,123	$(2,017)	$139,639
Plus:
Interest expense	3,498	4,066	4,167	4,793	16,524
Income taxes	26,759	25,340	14,745	61,054	127,898
Depreciation & amortization	14,513	13,052	12,006	5,480	45,051
EBITDA	$101,085	$98,676	$60,041	$69,310	$329,112

Reconciliation of Total debt to Funded debt

    The following table sets forth the reconciliation of the Company’s reported Total debt to the calculation of Funded debt and the Funded debt to EBITDA ratio as of September 30, 2012:

(In thousands)	As of September 30, 2012
GAAP basis Total debt	$649,500
Plus:
Letters of credit outstanding	1,025
Funded debt	$650,525
EBITDA	$329,112
Funded debt to EBITDA	1.98 times

    The ratio of Funded debt to EBITDA was 1.98 times, within the covenant in the Senior Credit Facility, which requires this ratio not exceed 3.0 times.

Reconciliation of Net income to Adjusted Net income

    The following table sets forth the reconciliation of the Company’s reported Net income for the three and nine months ended September 30, 2012 to the calculation of Adjusted Net income for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
GAAP Net (loss) income	$(2,017)	$83,324
Plus:
Taxes provided on the repatriation of foreign earnings	41,863	41,863
Transaction costs related to proposed Sealy acquisition, net of tax	2,430	2,444
Adjusted Net income	$42,276	$127,631

GAAP Earnings per share, Diluted	$(0.03)	$1.31
Tax provision related to repatriation of foreign earnings	0.69	0.66
Transaction costs related to proposed Sealy acquisition, net of tax	0.04	0.04
Adjusted earnings per share, diluted	$0.70	$2.01

Diluted Shares Outstanding	60,768	63,622

Share Repurchase Program

    During the nine months ended September 30, 2012, we purchased 5.0 million shares of our common stock for a total cost of approximately $150.0 million pursuant to authorizations made by our Board of Directors. On January 23, 2012, our Board of Directors terminated the existing authority under the July 2011 authorization, as amended in October 2011, and approved a new share repurchase authorization of up to $250.0 million of our common stock. At September 30, 2012, there was approximately $100.0 million remaining under the January 2012 authorization. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our Senior Credit Facility. This share repurchase program may be limited, suspended or terminated at any time without notice. We do not expect that we will complete any additional share repurchases for the foreseeable future either before or after the completion of the Sealy acquisition.

Future Liquidity Sources

    Our primary sources of liquidity are cash flow from operations and borrowings under our Senior Credit Facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of September 30, 2012, we had $649.5 million in total Long-term debt outstanding, and our Stockholders’ Deficit was $12.5 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings is expected to be approximately $17.0 million in 2012, assuming that we do not complete the Sealy acquisition in 2012. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs.

    Based upon the current level of operations, we believe that cash generated from operations and amounts available under our Senior Credit Facility will be adequate to meet our anticipated debt service requirements, capital expenditures, share repurchases, and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under facilities or otherwise enable us to service our indebtedness or to make anticipated capital expenditures. However, in the event we complete the Sealy acquisition, we will incur the additional indebtedness described below under “Execution of Merger Agreement with Sealy Corporation”.

    At September 30, 2012, total Cash and cash equivalents was $151.7 million, of which $14.5 million was held in the U.S. and $137.3 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other foreign currencies, including the U.S. Dollar, is not material to our overall liquidity or financial position. At July 1, 2012, the Company had $352,748 of undistributed earnings from non-U.S. operations on which no provision for U.S. federal and/or state income tax and foreign withholdings had been provided because Tempur-Pedic International intended to reinvest such earnings indefinitely outside of the United States. During the three months ended September 30, 2012, the Company changed the classification of those earnings to reflect a change in management’s strategic objective that could require the repatriation of foreign earnings. We expect to repatriate non-U.S. cash holdings upon the closing of the proposed Sealy acquisition.

Execution of Merger Agreement with Sealy Corporation

    On September 26, 2012, the Company entered into a Merger Agreement to acquire Sealy. Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the Merger will be cancelled and (other than shares held by Sealy or the Company or their subsidiaries or Sealy stockholders who properly exercise appraisal rights) converted into the right to receive $2.20 in cash. The Company anticipates that the total consideration to be paid, including the assumption or repayment of outstanding indebtedness of Sealy less cash assumed, will be approximately $1.3 billion. Concurrently, and in connection with entering into the Merger Agreement, the Company entered into a firm debt commitment letter with Bank of America and Merrill Lynch, Pierce, Fenner & Smith, pursuant to which, subject to the conditions set forth therein, Bank of America has committed to provide to the Company (a) $1.77 billion in Senior Credit Facilities, comprised of (i) a term loan A facility of $650.0 million, (ii) a term loan B facility of $770.0 million, and (iii) a revolving credit facility of $350.0 million; and (b) $350.0 million, in Bridge Loans, to be made available to the Company as interim financing in the event that the Company’s proposed issuance of $350.0 million in Notes is not completed on or prior to the date of consummation of the Merger. The proceeds of the Facilities will be used to finance the Merger, for the repayment, defeasance or redemption of substantially all existing indebtedness of the Company and Sealy, the costs and expenses related to the Merger and the closing of the Facilities and the ongoing working capital and other general corporate purposes of the Company after consummation of the Merger. The transaction is expected to be completed in the first half of calendar 2013 and is subject to regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. The Merger Agreement contains certain termination rights for both the Company and Sealy and further provides that, upon termination of the Merger Agreement under certain circumstances, Sealy may be obligated to pay the Company a termination fee of $25.0 million. In addition, if antitrust enforcement agencies either commence or inform the parties that they intend to commence an action to enjoin the Merger, the Company may be required to pay Sealy (i) a termination fee of $90.0 million if both parties elect to terminate the Merger Agreement or (ii) a termination fee of $90.0 million (or $40.0 million if the Company elects to terminate the Merger Agreement but Sealy does not so elect to terminate) if the Merger does not close due to a failure to receive antitrust approval in the nine months following the execution of the Merger Agreement, subject to certain extensions.

Factors That May Affect Future Performance

    General Business and Economic Conditions. Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to continue for the remainder of 2012, particularly in Europe. In light of the macroeconomic environment, we continue to take steps to further align our cost structure with our anticipated level of Net sales. We continued to make strategic investments, including: maintaining focus on premium mattresses and pillows and introducing new products; investing in increasing our global brand awareness; extending our presence and improving our Retail account productivity and distribution; investing in our operating infrastructure to meet the requirements of our business; and taking actions to further strengthen our business.

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

    Managing Growth. Over the last few years, we have had to manage our business through periods of rapid growth, economic uncertainty and increased competition. Our Net sales increased from $221.5 million in 2001 to $1.1 billion in 2007 and decreased to $927.8 million in 2008 and $831.2 million in 2009. For the years ended December 31, 2010 and 2011, our Net sales increased to $1.1 billion and $1.4 billion, respectively. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these types of challenges, management has continued to enhance operating and financial infrastructure, as appropriate. In addition, during 2007 through 2009, we had to manage a decline in sales as a result of the macroeconomic environment, and for the three months ended June 30, 2012 and September 30, 2012, respectively, we had to manage a decline in sales, primarily as a result of increased competition. During these periods of sales declines, we have to manage our cost structure to contain costs. Going forward, we expect our expenditures to enhance our operating and financial infrastructure. Expenditures for advertising and other marketing-related activities will continue to be made as our business results allow us the ability to make strategic investments. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

    Gross Margins. Our gross margin is primarily impacted by fixed cost leverage; the cost of raw materials; operational efficiency; product, channel and geographic mix; volume incentives offered to certain retail accounts; and costs associated with new product introductions. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. We have made significant investments in our manufacturing infrastructure and have available manufacturing capacity. If we increase our Net sales significantly the effect of this operating leverage could have a significant positive impact on our gross margin. Conversely, if we experience significant decreases in our Net sales, the effect of this operating deleverage could have a significant negative impact on our gross margin, which occurred in the second and third quarters of 2012. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than pillows and are sold with lower margin products such as adjustable bed bases and foundations. The price reductions described above under “Competition” may have a negative impact on our gross margins. We expect our gross margins to decrease for the full year 2012.

    Significant Growth Opportunities. We believe there are significant opportunities to take market share from our competitors in a changed competitive environment. Our market share of the overall mattress industry is relatively small in terms of both dollars and units, which we believe provides us with a significant opportunity for growth. By broadening our brand awareness and offering superior sleep surfaces, we believe consumers will over time adopt our products at an increasing rate, which should expand our market share. However, our business may be affected by general business and economic conditions, as well as competition, which could have an impact on demand for our products.

    We continue to evaluate our current product line and potential product introductions in response to the changing competitive environment and consumer research studies. During the third quarter of 2012, we introduced TEMPUR-BreezeTM technology, which creates an extra-cool sleep experience in a variety of ways, including producing extra coolness where the body touches the mattress, helping regulate body heat for a more comfortable temperature throughout the night, and channeling heat away from the mattress. Two new beds featured this TEMPUR-BreezeTM technology, the TEMPUR-Cloud® Supreme Breeze and the TEMPUR-RhapsodyTM Breeze. We also introduced the TEMPUR-WeightlessTM Collection, featuring the TEMPUR-WeightlessTM Select and TEMPUR-WeightlessTM Supreme. The TEMPUR-WeightlessTM Collection provides extra responsiveness that allows for easier movement in and out of bed. In conjunction with the above product introductions, we expect to discontinue and close-out certain existing products.

    Additionally, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line through our segmentation of products, we should be able to continue to expand the number of Tempur-Pedic® models offered at the retail store level, which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts and adding additional accounts, provides for continued growth opportunities and market share gains. However, our business may continue to be affected by general business and economic conditions, as well as competition, which could have an impact on demand for our products, which could limit our market share and decrease sales. Our products are currently sold in approximately 8,600 furniture and bedding retail stores in the North American segment, out of a total of approximately 11,500 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 9,000 to 10,000 over time. Our products are also sold in approximately 5,600 furniture retail and department stores in the International segment, out of a total of approximately 8,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in both of our geographic segments.

    Financial Leverage. As of September 30, 2012, we had $649.5 million of Long-term debt outstanding, and our Stockholders’ Deficit was $12.5 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. During the nine months ended September 30, 2012, we increased our total debt by $64.5 million which, along with our diminished performance for the second and third quarters of 2012, increased our leverage ratios. On June 28, 2011, we amended and restated our Senior Credit Facility which increased the total availability under the facility to an aggregate of $770.0 million, added an option to increase domestic availability by an additional $250.0 million, extended the maturity date to June 28, 2016, and increased the applicable margins and certain fees to current market conditions. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available under our Senior Credit Facility. As of September 30, 2012, our ratio of Funded debt to EBITDA was 1.98 times, within the covenant in our Senior Credit Facility, which requires this ratio not exceed 3.0 times. On August 8, 2011, we entered into a new four-year interest rate swap agreement to manage interest costs and the risk of changing interest rates associated with a portion of our borrowings outstanding under our Senior Credit Facility. Refer to Note 6, “Derivative Financial Instruments,” for additional information regarding our derivative instruments, including this interest rate swap.

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

    Sealy Corporation Acquisition. We believe the proposed combination with the Sealy Corporation provides a comprehensive portfolio of iconic brands, with the most highly recognized brands in North America, and strong brand recognition across Europe, South America and Asia. We believe we will have a complementary product offering, with Tempur-Pedic’s expertise in visco-elastic and Sealy’s expertise in innerspring, with the ability to leverage more research and development to strengthen existing products and develop innovative new products. We also believe the acquisition provides opportunities for value creation, with significant cost synergies and distinct revenue synergies across the organizations. We believe the combined companies will have strong financial characteristics with the ability to invest in key growth areas and a commitment to pay down debt. However, the acquisition of Sealy will result in higher financial leverage for the Company, which could make us more vulnerable to general adverse, competitive, economic and industry conditions. The acquisition of Sealy is subject to regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions.  While completing the acquisition, we except to incur transaction and integration costs, which will impact our General, administrative and other expenses, along with our earnings. Certain risks related to the Sealy acquisition are discussed below ITEM 1A of Part II of this report.

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

    We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at September 30, 2012, resulting from a hypothetical 10% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.1 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

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

    Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On September 30, 2012, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $399.5 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $4.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

    An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “ITEM 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K.

We are subject to a pending tax proceeding in Denmark and an adverse decision would reduce our liquidity and profitability.

    The Company has received income tax assessments from the Danish Tax Authority ("SKAT") with respect to the 2001-2006 tax years, relating to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary and the position taken by SKAT could apply to subsequent years. The total tax assessment is approximately $144.3 million including interest and penalties. We filed timely protests with the Danish National Tax Tribunal challenging the tax assessments.  The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement ("Bilateral APA") between the United States and SKAT.  A Bilateral APA involves an agreement between the Internal Revenue Service (IRS) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties.  During the third quarter of 2008, we filed the Bilateral APA with the IRS and SKAT.  U.S. and Danish competent authorities have met to discuss the Company’s Bilateral APA, and additional meetings are expected. SKAT and the IRS met several times since 2011, most recently in September 2012, to negotiate the matter and have agreed to meet again in the spring of 2013 to continue the negotiation process.  In the event the discussions and negotiations from that meeting do not yield a satisfactory result for us, the next step for the Company to resolve the matter would be to seek resolution of this issue through an administrative proceeding before the Danish National Tax Tribunal (the "Tribunal"). The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. If we move from the Bilateral APA process to the Tribunal or a proceeding in the Danish court system, the SKAT could require us to post a cash deposit or other security for taxes it has assessed in an amount to be negotiated, up to the full amount of the claim. We believe we have meritorious defenses to the proposed adjustments and will oppose the assessments before the Tribunal and in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time. In addition, if the Company is not successful in defending our position to SKAT, the Tribunal or in the Danish courts that the Company owes no additional taxes, the Company could be required to pay significant amounts to SKAT.

Our sales growth is dependent upon our ability to implement strategic initiatives and actions taken to increase sales growth may not be effective.

    During the second and third quarters of 2012, we experienced decreases in net sales primarily as a result of an increased competitive environment in our North American segment. The Company has undertaken several initiatives to stabilize our North American sales, including continued innovation to create premium differentiated products that are preferred by consumers, which will ensure our retailers are motivated to support our products, and continued our commitment to consumer advertising. We are still in the process of implementing these initiatives. These strategic initiatives have had an adverse effect on our gross profit, and we expect this could continue. In addition, if these strategic initiatives are not successful, we may not be able to stabilize or grow our net sales, which could have a material adverse effect on our financial condition and results of operations.

Risks Relating to the Acquisition of Sealy

We may not be able to successfully integrate and combine Sealy with our business, which could cause our business to suffer.

    Our acquisition of Sealy is significant, and we may not be able to successfully integrate and combine the operations, personnel and technology of Sealy with our operations. Because of the size and complexity of Sealy’s business, if integration is not managed successfully by our management, we may experience interruptions in our business activities, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration with Sealy may also impose substantial demands on our management. There is no assurance that improved operating results will be achieved as a result of the Sealy Acquisition or that the businesses of Sealy and the Company will be successfully integrated in a timely manner.

We may not realize the growth opportunities and cost synergies that are anticipated from our acquisition of Sealy.

    The benefits we expect to achieve as a result of our acquisition of Sealy will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Sealy’s business and operations with our business and operations. Even if we are able to integrate our business with Sealy’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect from this integration within the anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs. Moreover, we anticipate that we will incur substantial expenses in connection with the integration of our business with Sealy’s business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates.  In addition, certain retail customers of our combined companies could determine that the combined companies have too many slots in that retailer’s stores, and cut back on the number of slots available for our products or otherwise promote competitors’ products more aggressively, which could have a material adverse effect on the combined companies’ sales and offset the synergies expected from the acquisition of Sealy.  Accordingly, the benefits from the proposed acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue assumptions to be inaccurate.

The assumption of unknown liabilities in the Sealy acquisition may harm our financial condition and results of operations.

    As a result of the proposed acquisition, we will acquire Sealy subject to all of its liabilities, including contingent liabilities. If there are unknown Sealy obligations, our business could be materially and adversely affected. We may learn additional information about Sealy’s business that adversely affects us, such as unknown liabilities, or issues that could affect our ability to comply with applicable laws. As a result, we cannot assure you that the proposed acquisition of Sealy will be successful or will not, in fact, harm our business. Among other things, if Sealy’s liabilities are greater than expected, or if there are material obligations of which we do not become aware until after the time of completion of the Merger, our business could be materially and adversely affected. If we become responsible for substantial uninsured liabilities, such liabilities may have a material adverse effect on our financial condition and results of operations.

The market price of the common stock of the combined company may be affected by factors different from those affecting the market price for our common stock.

    Our business differs from that of Sealy, and the business of the combined company will differ from that of ours, and accordingly, the results of operations for the combined company may be affected by factors different from those currently affecting the results of operations of Sealy and may be affected by factors different from those currently affecting our results of operations. As a result, the market price for our stock may be impacted differently in the future by those factors than it is currently.

Historical financial information may not be representative of our results as a combined company.

    The historical financial information of the Company and Sealy may not be indicative of what the results of operations and financial condition will be in the future. The challenge of integrating previously independent businesses makes evaluating our business and our future financial prospects difficult. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expenses and difficulties typically encountered by recently combined companies.

If our financing for the Merger becomes unavailable, the Merger may not be completed.

    As described Part I, ITEM 1, Note 2 of the Notes to Condensed Consolidated Financial Statements, the anticipated consideration to by paid by the Company to consummate the Merger, including refinancing debt, is approximately $1.3 billion.  As described in Part I, ITEM 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has obtained a commitment to obtain debt financing.  The proceeds from the debt financings will be used by us to pay all or a portion of the consideration to be paid in the Merger, to refinance our existing indebtedness and Sealy's indebtedness, to pay the costs and expenses related to the transaction and for the ongoing working capital and other general corporate purposes of the combined company.  The Company’s liquidity and results of operations could be materially adversely affected if such financing is not available on the terms anticipated or at all. If the Company is unable to obtain financing under its current commitments, it may be obligated to obtain financing on terms that are less favorable to the Company. Moreover, the substantial leverage resulting from such financing will subject the Company’s business to additional risks and uncertainties.

    There are a number of conditions in the debt commitment letter that must be satisfied or waived in order for closing of the debt financing to occur. There is a risk these conditions will not be satisfied. In the event that the financing contemplated by the debt commitment letter is not available, we may be required to obtain alternative financing on terms that are less favorable to us than those in the debt commitment letter. In addition, any alternative financing may not be available on acceptable terms, in a timely manner or at all. If other financing becomes necessary and we are unable to secure such other financing, the Merger may not be completed. The Company’s obligation to complete the transactions contemplated by the Merger Agreement is not subject to a financing contingency. Accordingly, if debt financing is not available in sufficient amounts at a time when the Company is obligated to complete the transactions under the Merger Agreement, the Company could be in breach of its obligations under the Merger Agreement.

Our leverage may limit our flexibility and increase our risk of default.

    After giving effect to the contemplated debt transactions, as described in Part I, ITEM 1, Note 2 of the Notes to Condensed Consolidated Financial Statements, we will have significant amount of debt.  We currently expect that upon completion of the transactions contemplated by the Merger Agreement we will have approximately $1.9 billion of total indebtedness outstanding. Our degree of leverage could have important consequences, such as:

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

     In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities and reduce our flexibility to respond to changing business and economic conditions, which could put us at a competitive disadvantage. Our failure to comply with these covenants may result in an event of default. If such event of default is not cured or waived, we may suffer adverse effects on our operations, business or financial condition, including acceleration of our debt.

Failure to complete the Merger could subject us to significant damages, negatively impact our common stock price, businesses and financial results.

    If the acquisition is not completed, our ongoing businesses may be adversely affected, and we will be subject to several risks and consequences, including the following:

●	the Company’s obligation to complete the transactions contemplated by the Merger Agreement is not subject to a financing contingency. Accordingly, if debt financing is not available in sufficient amounts at a time when the Company is obligated to complete the transactions under the Merger Agreement, the Company could be in breach of its obligations under the Merger Agreement. In these circumstances, the Company could be liable for significant damages;
●	the Merger Agreement contains certain termination rights for both the Company and Sealy and further provides that, upon termination of the Merger Agreement under certain circumstances, Sealy may be obligated to pay the Company a termination fee of $25.0 million. In addition, if antitrust enforcement agencies either commence or inform the parties that they intend to commence an action to enjoin the Merger, the Company may be required to pay Sealy (i) a termination fee of $90.0 million if both parties elect to terminate the Merger Agreement or (ii) a termination fee of $90.0 million (or $40.0 million if the Company elects to terminate the Merger Agreement but Sealy does not so elect to terminate) if the Merger does not close due to a failure to receive antitrust approval in the nine months following the execution of the Merger Agreement, subject to certain extensions;
●	we will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as underwriter, legal, accounting, financial advisor and printing fees;
●	under the Merger Agreement, each company is subject to certain restrictions on the conduct of its business prior to completing the Merger which may adversely affect its ability to execute certain of its business strategies; and
●	matters relating to the acquisition may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

    In addition, if the acquisition is not completed, we may experience negative reactions from the financial markets and from each company’s respective customers and employees. We also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to perform their respective obligations under the Merger Agreement. If the Merger is not completed, we cannot assure shareholders that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

We and Sealy will incur significant transaction and acquisition-related integration costs in connection with the Merger.

    We and Sealy expect to incur a number of costs associated with completing the acquisition and integrating the operations of the two companies. The substantial majority of these costs will be non-recurring expenses resulting from the Merger and will consist of transaction costs related to the Merger, facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our businesses and Sealy's. Although we and Sealy expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The Sealy acquisition may not be accretive and may cause dilution to the combined company's earnings per share, which may negatively affect the market price of the combined company's common stock.

    We currently anticipate that the acquisition will be accretive to our earnings per share in 2013. This expectation is based on preliminary estimates which may materially change. The combined company could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the acquisition. All of these factors could cause dilution to the combined company's earnings per share or decrease or delay the expected accretive effect of the acquisition and cause a decrease in the price of the combined company's common stock.

Several lawsuits have been filed against Sealy, Sealy's directors, Tempur-Pedic and certain wholly-owned subsidiaries of Tempur-Pedic, and an adverse ruling in such lawsuits may prevent the acquisition from becoming effective or from becoming effective within the expected timeframe or subject Sealy, Sealy’s directors, Tempur-Pedic and certain wholly-owned subsidiaries of Tempur-Pedic to post-closing liabilities.

    Sealy, Sealy's board of directors, Tempur-Pedic and certain wholly-owned subsidiaries of Tempur-Pedic are named defendants in lawsuits brought by and on behalf of Sealy stockholders alleging breach of fiduciary duty on the part of the Board in its decision to sell the company to Tempur-Pedic and the aiding and abetting of those breaches by Tempur-Pedic.  The plaintiffs seek damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief.

    One of the conditions of closing of the acquisition is that there is not any temporary restraining order, preliminary or permanent injunction or other order issued by a court of competent jurisdiction or other legal restraint or prohibition preventing the completion of the Merger. As such, if the plaintiffs are successful in obtaining an injunction prohibiting the defendants from completing the Merger on agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective in the expected timeframe.

    In addition, even if plaintiffs are not successful in obtaining an injunction prohibiting the completion of the Merger, one or more of these plaintiffs may continue to pursue their lawsuits seeking damages, interest costs, attorney’s fees and expert fees from one or more of the defendants after completion of the Merger. In addition, one or more holders of Sealy common stock may seek to pursue appraisal rights available under Delaware law. If these stockholders properly perfect appraisal rights, they could seek a post-closing determination that the $2.20 per share consideration payable in the Merger does not represent fair value for their shares, and if these plaintiffs are successful in any appraisal proceeding, we could be required to pay those plaintiffs more for their stock than the $2.20 per share payable in the Merger.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    (a) Not applicable.

    (b) Not applicable.

    (c) Issuer Purchases of Equity Securities

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 5.	OTHER INFORMATION

    (a) Not applicable.

    (b) Not applicable.

ITEM 6.	EXHIBITS

            The following is an index of the exhibits included in this report:

2.1
Agreement and Plan of Merger, dated as of September 26, 2012 among Tempur-Pedic International Inc., Silver Lightning Merger Company and Sealy Corporation (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on September 27, 2012). (1)

10.1
Commitment Letter, dated as of September 26, 2012, among Tempur-Pedic International Inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 27, 2012). (1)

10.2		Letter Agreement, dated as of September 26, 2012, between Sealy Holding LLC and Tempur-Pedic International Inc.

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Tempur-Pedic International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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

TEMPUR-PEDIC INTERNATIONAL INC.

Date: October 30, 2012	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer