Form 10-K
period 2012-12-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2013-02-01
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The aggregate market value of the common equity held by nonaffiliates of the registrant on June 30, 2012, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $1,392,769,624.

The number of shares outstanding of the registrant’s common stock as of February 1, 2013 was 59,786,878 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

    This Annual Report on Form 10-K, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning our plans; objectives; goals; strategies; future events; future revenues or performance; the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments; strategic long-term investments; changes in capital expenditures; the impact of consumer confidence; litigation and similar issues; pending tax assessments; financial flexibility; the impact of initiatives to accelerate growth, expand market share and attract sales from the standard mattress market; the improvements in our net sales; efforts to expand business within established accounts, improve account productivity, reduce costs and operating expenses and improve manufacturing productivity; initiatives to improve gross margin; the vertical integration of our business; the development, rollout and market acceptance of new products; our ability to further invest in the business and in brand awareness; our ability to meet financial obligations and continue to comply with the terms of our debt agreements, including financial ratio covenants; effects of changes in foreign exchange rates on our reported earnings; our expected sources of cash flow; our ability to effectively manage cash; our ability to align costs with sales expectations; the proposed merger with Sealy Corporation (“Sealy”), including the opportunities and strengths of the combined company, the amount and timing of anticipated cost and revenue synergies, the strategic rationale for the combination, including expectations regarding product offerings, growth opportunities, value creation, and financial strength, and the timing of the closing and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 7 of Part II of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “proposed,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

PART I

ITEM 1. BUSINESS

General

    We are a leading manufacturer, marketer and distributor of premium mattresses and pillows, which we sell in approximately 80 countries under the TEMPUR® and Tempur-Pedic® brands. We believe our mattresses and pillows are more comfortable than standard bedding products because our proprietary, pressure-relieving TEMPUR® material is temperature sensitive and continuously conforms to the body. We believe that the majority of Tempur-Pedic mattress owners are likely to recommend our products to others, which we believe results from our high level of consumer satisfaction, with 92.0% of owners expressing satisfaction with their Tempur-Pedic mattress according to a 2012 Blackstone Group Tempur-Pedic Owners Study.

    Consumers in the U.S. and internationally increasingly associate the Tempur-Pedic brand name with premium quality products that enable better overall sleep. According to the 2012 Mattress Industry Consumer Research study our brand awareness has increased to 85.0% in 2012 from 30.0% in 2004. We have also received recognition for being top-ranked in customer satisfaction, comfort and innovation, among others, from the Arthritis Foundation, the U.S. National Aeronautics and Space Administration (NASA) Space Foundation, Good Housekeeping and Consumers Digest. Over the past decade, we have invested approximately $1,000 million in advertising to communicate the unique qualities of our products.

    Founded in 1991, our products utilize pressure-relieving TEMPUR® material that was originally developed in 1971 by NASA in an effort to relieve astronauts of the G-force experienced during lift-off. Utilizing this technology, we successfully developed a proprietary formulation and process to manufacture a stable, durable and commercially viable mattress product. Through our continued innovation, today we offer a variety of mattress models in an assortment of sizes and price points incorporating different technologies to address a wider range of consumer preferences. We also manufacture pillows made from the same TEMPUR® material and offer other related products, including foundations, adjustable bed bases, cushions, slippers and office products.

    We are a global company. Our North American operating segment consists of two U.S. manufacturing facilities in Virginia and New Mexico and our North American distribution subsidiaries. Our International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the North American operating segment. We sell our mattresses and pillows through four distribution channels: Retail (furniture, bedding and department stores); Direct (direct response, Internet and company-owned stores); Healthcare (hospitals, nursing homes, healthcare professionals and medical retailers); and Third party distributors in countries where we do not sell directly through our own subsidiaries.

    Our principal executive office is located at 1000 Tempur Way, Lexington, Kentucky 40511 and our telephone number is (800) 878-8889. Tempur-Pedic International Inc. was incorporated under the laws of the State of Delaware in September 2002. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are available free of charge on our website at www.tempurpedic.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

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

    Acquisition of Sealy

    On September 27, 2012, we announced we had entered into an Agreement and Plan of Merger (“Merger Agreement”) to acquire Sealy Corporation (“Sealy”), by merging Sealy with a newly-formed subsidiary of the Company (the “Merger”) (collectively, the “Sealy Acquisition”). Sealy owns some of the most recognized bedding brands in the world, and manufactures and markets a broad range of mattresses and foundations that appeal to a broad range of consumers under the Sealy®, Sealy Posturepedic®, Sealy Embody™, Optimum™ by Sealy Posturepedic®, Stearns & Foster®, and Bassett® brands. In addition to traditional innerspring mattresses, Sealy leverages its brand portfolio to also manufacture and market in the U.S. and internationally specialty (non-innerspring) latex and viscoelastic bedding products. Sealy is also a leading global brand with top market positions in Canada, Mexico and Argentina. Sealy operates through wholly-owned subsidiaries in the U.S., Canada, Mexico, Puerto Rico, Argentina, Uruguay and Chile and through joint ventures and licensee partners in other international markets.

    Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the Merger  will be cancelled and (other than shares held by Sealy or Tempur-Pedic or their subsidiaries or Sealy stockholders who properly exercise appraisal rights) converted into the right to receive $2.20 in cash. The Company anticipates that the total consideration to be paid, including payments on account of existing Sealy options and equity share units and the assumption of outstanding indebtedness of Sealy less cash assumed, will be approximately $1,300.0 million. The transaction is expected to be completed in the first half of calendar 2013 and is subject to regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions.

    In order to finance the Sealy Acquisition, on December 12, 2012, Tempur-Pedic International and certain subsidiaries of Tempur-Pedic International, as borrowers and guarantors, entered into a credit agreement (the “2012 Credit Agreement”) with a syndicate of banks. The 2012 Credit Agreement provides for (i) a revolving credit facility of $350.0 million (the “Revolver”), (ii) a term A facility of $550.0 million (the “Term A Facility”) and (iii) a term B facility of $870.0 million (the “Term B Facility”). The Revolver includes a sublimit for letters of credit and swingline loans, subject to certain conditions and limits. The Revolver and the Term A Facility will mature on the fifth anniversary of the closing and the Term B Facility will mature on the seventh anniversary of the closing. The Revolver, the Term A Facility and the Term B Facility are expected to close and fund in connection with the Sealy Acquisition. The obligations of the lenders to the 2012 Credit Agreement to make the initial loans at the closing of the Sealy Acquisition and the loans subsequent to closing are subject to certain customary closing conditions. Our existing credit facility will remain in place until the closing of the Sealy Acquisition.

    In addition, on December 19, 2012, Tempur-Pedic International and certain subsidiaries of Tempur-Pedic International as guarantors (the “Guarantors”), issued $375.0 million aggregate principal amount of 6.875% senior notes due 2020 (the “Senior Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of December 19, 2012 (the “Indenture”), among Tempur-Pedic International, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Senior Notes are general unsecured senior obligations of Tempur-Pedic International and are guaranteed on a senior unsecured basis by the Guarantors. Following the Sealy Acquisition, certain of the Sealy entities will become guarantors of the Senior Notes.  The proceeds from the sale of the Senior Notes are in escrow pending release upon receipt of regulatory approvals and the satisfaction of other conditions to the completion of the Sealy Acquisition.

    We expect to use the net proceeds of the Senior Notes offering, together with cash on hand and borrowings under the 2012 Credit Agreement, to finance the Sealy Acquisition and related fees and expenses, as well as payoff our existing credit facility and Sealy’s outstanding debt.

    Tempur-Pedic and Sealy have complementary products, brands, technologies and geographic footprints. We believe that the acquisition of Sealy will provide significant opportunity for both entities to leverage each other’s capabilities to grow beyond their current footprints and to increase efficiencies across the entire supply chain, including the following:

    Comprehensive Portfolio of Iconic Brands. Together with Sealy, we believe we will have the strongest brand portfolio in the industry with the most highly recognized brands including Tempur®, Tempur-Pedic®, Sealy®, Sealy Posturepedic®, and Stearns & Foster® in North America, South America, Europe, Asia and Australia.

    Complementary Product Offering. We believe that the combination with Sealy will create one of the most comprehensive suites of bedding products available in the market. We believe Sealy’s strength and expertise in innerspring and hybrid innerspring mattress technologies will fit seamlessly with our position in viscoelastic mattress, adjustable base and pillow technologies. Further, the combined companies will be able to leverage their combined research and development platforms to strengthen existing products as well as develop innovative new offerings to better meet the needs and preferences of consumers and retailers.

    Global Footprint. We and Sealy have a complementary global footprint with distribution (including through licensees) in over 80 countries. The combination provides both companies access to countries that represent future growth opportunities. We have a strong presence around the world, particularly in North America, Europe and Asia. While Sealy is also well-represented in North America, Europe and Asia, the Sealy brand is well-recognized in many other key global markets, particularly in South America.

    Attractive Synergy Opportunities and Value Creation. We believe the combination with Sealy will result in significant annual cost savings and operating synergies. We currently anticipate realizing in excess of $40.0 million of cost synergies by the third year after the Sealy Acquisition. While we can provide no assurances, we expect these cost synergies will be primarily realized through increased purchasing and supply chain efficiencies. For example, the Sealy Acquisition is expected to result in lower sourcing and combined manufacturing costs as the combined companies will seek to leverage their combined capabilities. We plan to further increase efficiencies and cost savings by consolidating purchasing across products, streamlining production and optimizing the supply chain by enhancing each of our supplier relationships. In addition, the combination has the potential for revenue synergies as a result of a broader product offering and access to more distribution channels, including international expansion.

    Strong Financial Characteristics. We expect that the combined company will have strong cash flow characteristics that should enable rapid debt reduction and continued investment in growth initiatives.

    Combination of Two Strong Management Teams. The Sealy Acquisition combines two strong management teams with extensive mattress industry and global consumer products experience. We and Sealy have similar values focused on building strong retailer relationships and on consumer-driven product innovation to deliver the best quality of sleep.

Competitive Strengths

    We believe that we benefit from a number of competitive strengths, as outlined below, which will be enhanced by the Sealy Acquisition.

    Leading Market Positions. We are a leading manufacturer, marketer and distributor of premium mattresses and pillows. As of December 31, 2012, our products were sold in approximately 8,700 furniture and bedding retail stores in North America and approximately 5,750 furniture retail and department stores internationally in approximately 80 countries. We believe the acquisition of Sealy, a leading manufacturer in the traditional innerspring mattress category, positions us to offer the most comprehensive suite of bedding products available in the industry. Together with Sealy, we will be a leader across nearly all bedding technologies and will have access to increased channels of distribution.

    Iconic Brand Portfolio. We believe that the majority of Tempur-Pedic® mattress owners are likely to recommend our products to others, which we believe results from our high level of consumer satisfaction, with 92.0% of owners expressing satisfaction with their Tempur-Pedic® mattress according to a 2012 Blackstone Group Tempur-Pedic Owners Study. Our TEMPUR® brand has been in existence since 1991 and is recognized by 85.0% of consumers based on the 2012 Mattress Industry Consumer Research study. We believe consumers in the U.S. and internationally increasingly associate our brand name with premium quality products that enable better overall sleep. Therefore, we believe we are the most highly recommended brand in the U.S. The Sealy Acquisition adds the iconic brands of Sealy®, Sealy Posturepedic®, and Stearns & Foster®, creating a combined company with a portfolio of these highly recognized brands in North America, South America, Europe, Asia and Australia.

    Superior Product Offering. Our high-quality, temperature-sensitive TEMPUR® material distinguishes our products from competing products in the marketplace. A key feature of our pressure-relieving TEMPUR® material is its ability to react to each body’s unique shape, weight and temperature. Sealy produces or markets sleep sets across a range of products including traditional innerspring, latex foam and viscoelastic “memory foam.” Sealy’s traditional innerspring mattresses feature a variety of patented technologies, including Posture Channels and Pressure Relief Inlays designed to relieve pressure points.

    Diverse Channel and Customer Mix. We believe the diversity of our routes to the consumer is a key advantage, reducing our reliance on key customers or distribution channel. Our retail customers include bedding and furniture retailers and department stores, among others. Due to our strong brand recognition, we sell directly to consumers through our call center operations and the Internet in the U.S. and the United Kingdom, as well as through our company-owned stores in the U.S. and certain international subsidiaries. Additionally, we sell to hospitals, nursing homes, healthcare professionals and medical retailers that utilize our products to treat patients or may recommend or sell them to their clients. We also utilize third party distributors in approximately 60 markets to serve areas that are currently outside the range of our wholly-owned subsidiaries, allowing us to build sales, marketing and brand awareness with minimal capital risk in these developing markets. Sealy’s complementary presence in key global markets through its international licensees and joint ventures and distribution into the hospitality and club channel, should further diversify our channel and customer mix upon the closing of the Sealy Acquisition.
    Vertically Integrated Manufacturing and Supply Chain. We produce all of our proprietary TEMPUR® material in our own manufacturing facilities in the U.S. and Europe to precisely maintain the specifications of our products. We believe that our vertical integration, from the manufacture of the TEMPUR® material and fabrication and construction of our products through the marketing, sale and delivery of our products, ensures a high level of quality and performance. Our facilities are highly-automated, ISO-certified plants and we have made significant capital investments in our facilities to position us to drive margin expansion through fixed cost leverage as volumes increase. With the Sealy Acquisition, we believe we can leverage our combined scale to enhance our relationships with suppliers and more effectively service our retail customers through our combined distribution network.
    Strong Financial Performance and Free Cash Flow Generation. Our business generates significant cash flow due to a combination of our strong net sales, gross profit margins, low maintenance capital expenditures and limited working capital requirements. For the year ended December 31, 2012, our gross profit margin was 50.9% on net sales of $1,402.9 million. Our high gross margin, driven by our vertically integrated manufacturing model, allows us the flexibility to reinvest in our business.

 Our Products

    Mattresses. Our mattresses represented 66.6% of our net sales in 2012 and are our leading product category historically. Our mattresses are composed of proprietary multi-layer, temperature sensitive, pressure-relieving TEMPUR® material that continuously conforms to the body. We offer several mattress models, some of which are covered by one or more patents and/or patent applications. We also routinely introduce new mattress models, launch new products and update our existing mattress products in our North American and International segments.

    Pillows. Our premium pillow offerings include a variety of styles and represented 11.3% of net sales in 2012. Our pillows provide plush and pressure-relieving comfort as the temperature sensitive material conforms to the body.

    Other Products. Our other products represented 22.1% of our net sales in 2012. This category includes foundations used to support our mattress products, adjustable bed bases and many other types of offerings including a variety of cushions and other comfort products.

Marketing and Sales

    We primarily sell at wholesale through three distinct channels: Retail, Healthcare and Third party. We market directly to consumers in the U.S. and certain international markets through our Direct channel. Our marketing strategy is to increase consumer awareness of the benefits of our products and to further associate our brand name with better overall sleep and premium quality products. Throughout 2012, consistent with our strategy, we made additional investments in advertising to increase brand awareness to drive future growth in certain key North American and international markets.

    Since introducing our high-quality, temperature-sensitive TEMPUR® material in the marketplace in 1991, we have continued to introduce new technologies to improve our existing products and address consumer preferences. For example, in July 2012, we introduced our new TEMPUR-Breeze™ technology, which optimizes the sleep climate to produce an extra-cool feel, and our new TEMPUR-Weightless™ Collection of mattresses designed to provide extra responsiveness that allows for easier movement in and out of bed. In January 2013, we introduced our new TEMPUR-ChoiceTM Collection, which offers our pressure-relieving comfort combined with a new multi-zone adjustable support system for personalized comfort on each side of the bed.

    Retail. The Retail channel sells to furniture and bedding retailers and department stores, among others. Our Retail channel represented 87.5% of net sales in 2012. Our top five customers accounted for approximately 24.0% of our net sales for the year ended December 31, 2012, with one customer in our North American segment (Mattress Firm) accounting for more than 10.0% of our consolidated net sales. The loss of one or more of these customers could negatively impact our profitability.

    Direct. The Direct channel sells directly to consumers through our call center operations and the Internet in the U.S. and the United Kingdom, as well as our company-owned stores in the U.S. and certain international subsidiaries. Our direct response program targets customers in these markets through television, radio, home mailings, magazine, and newspaper product offering advertisements. Our Direct channel represented 8.1% of net sales in 2012.

    Healthcare. The Healthcare channel sells to hospitals, nursing homes, healthcare professionals and medical retailers that utilize our products to treat patients, or may recommend or sell them to their clients. In addition, in the U.S. we are partnering with healthcare vendors in a sales method whereby the vendors integrate our TEMPUR® material into their products to improve patient comfort and wellness. These healthcare partners market our joint product offerings through established distribution channels. This channel represented 2.2% of net sales in 2012.

    Third party. Third party sales represented 2.2% of net sales in 2012. We utilize third party distributors to serve markets that are currently outside the range of our wholly-owned subsidiaries. Our approach to these developing markets has allowed us to build sales, marketing and brand awareness with minimal capital risk. We have entered into arrangements with third party distributors located in approximately 60 countries. As these markets mature we may seek to convert these third party relationships into wholly-owned subsidiaries.

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

Operations

    Manufacturing and Related Technology. Our mattresses and pillows are currently manufactured in our 517,000 square-foot facility located in Aarup, Denmark, our 540,000 square-foot facility in Duffield, Virginia and our 800,000 square-foot facility in Albuquerque, New Mexico. Most of the sewing and production of mattress and pillow covers is outsourced to third party suppliers.

    Suppliers. We obtain the raw materials used to produce our pressure-relieving TEMPUR® material from outside sources. We currently acquire chemicals and proprietary additives from a number of suppliers with manufacturing locations around the world. We expect to continue these supplier relationships for the foreseeable future. We do not consider ourselves dependent upon any single outside vendor as a source of raw materials and believe that sufficient alternative sources of supply for the same or similar raw materials are available. Additionally, we source the manufacturing of our adjustable bed bases and foundations from third party manufacturers. We do not consider ourselves dependent upon any single outside manufacturer as a source of these products.

    Research and Development. We have two research and development centers, one in the U.S. and one in Denmark, which conduct technology and product development. Additionally, we have a product testing facility that conducts hundreds of consumer tests annually. We believe our consumer-research driven approach to innovation results in best-in-class products that put the consumer first. Research and development expenses were $15.6 million, $9.9 million and $7.4 million in 2012, 2011 and 2010, respectively.

Industry

    We compete in the global bedding industry comprised of mattresses, foundations, pillows and accessories. The traditional mattress market category is primarily comprised of mattresses made using innersprings that are sold primarily through retail furniture and bedding stores. Alternatives to innerspring mattresses include viscoelastic and foam mattresses, innerspring/foam hybrids, airbeds, latex mattresses and waterbeds, and other products referred to as specialty mattresses. Additionally, the pillow market is made up of traditional (foam or feathers, other than down) and specialty (viscoelastic, foam, sponge, rubber and down) pillows.

    The U.S. is the largest market in which we compete. Since 1990, U.S. wholesale bedding sales, which include mattresses and foundations, have grown at a compound annual growth rate, or CAGR, of 5.2%, reaching $6.3 billion in 2011 according to the International Sleep Products Association (“ISPA”). This growth has been driven by the increase in the U.S. population, natural replacement cycle of mattresses and an increase in the average unit selling prices (“AUSPs”).

    The specialty mattress category, which has grown from 22.0% in 2008 to 30.0% in 2011 of the overall U.S. mattress industry, according to ISPA, has been driven by growing consumer demand for these products. In 2011, traditional innerspring mattresses, excluding foundations, represented approximately $3,500.0 million of the bedding industry, and specialty mattresses, excluding foundations, represented approximately $1,500.0 million of the industry, according to ISPA.

    The U.S. mattress industry has historically been correlated with the overall economy and housing market. As the economy grows and consumers build and move into new homes, they typically purchase new furniture and mattresses. As such, during recessionary periods, demand for mattresses declines as consumers delay buying a mattress. During the most recent recession in 2008 and 2009, wholesale bedding sales experienced the greatest year-over-year decline in the past 20 years. Although demand improved in 2010 and 2011, the increase in units sold was slower than in years following prior recessionary periods. However, because approximately 70.0% of new mattress purchases are typically driven by the replacement cycle, we believe there is currently pent-up demand as consumers have delayed replacing their mattresses during the most recent recession. Assuming the housing market continues to recover, the overall economy improves and the per capita disposable income increases, we believe the mattress industry is well positioned for future growth.

    The U.S. mattress industry has benefitted from a steady increase in AUSP over the past three decades, in particular with the growth in specialty mattresses. As consumers have become increasingly aware of the health benefits of a good night’s sleep, which is often associated with the quality of their mattress, consumers have demonstrated a growing willingness to increase spending for specialty mattresses and related bedding products. This trend has been further supported by the demographic shift in the population to consumers age 45-64 years old, who typically have a higher level of disposable income. The U.S. mattress industry has responded with the development of new, innovative technologies. Mattresses with enhanced features are typically sold at higher prices than traditional innerspring mattresses.

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

    The standard mattress market in the U.S. is dominated by manufacturers of innerspring mattresses, with three nationally recognized brand names: Sealy, Serta and Simmons. These competitors also offer premium innerspring mattresses and collectively have a significant share of the premium mattress market in the United States. Select Comfort Corporation competes in the non-spring mattress market and focuses on the air mattress market segment. The balance of the mattress market in the United States is served by a large number of other manufacturers, primarily operating on a regional basis. Many of these competitors and, in particular, the three largest brands of innerspring mattresses named above, have significant financial, marketing and manufacturing resources, strong brand name recognition, and sell their products through broader and more established distribution channels. In 2012, the mattress market experienced strong competition from other companies competing with a number of mattress alternatives and hybrid mattresses which could hurt our market share. Following the Sealy Acquisition, Tempur-Pedic believes the combined companies will provide a comprehensive portfolio of iconic brands, with some of the most highly recognized brands in North America, and strong brand recognition across Europe, South America and Asia and will have a complementary product offering, with Tempur-Pedic’s expertise in viscoelastic and Sealy’s expertise in innerspring, with the ability to leverage more research and development to strengthen existing products and develop innovative new products.

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

    As of December 31, 2012, we held trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. TEMPUR® and Tempur-Pedic® are trademarks registered with the United States Patent and Trademark Office. In addition, we have U.S. applications pending for additional marks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the mark remains in use.

Governmental Regulation

    Our operations are subject to state, local and foreign consumer protection and other regulations relating to the mattress and pillow industry. These regulations vary among the states and countries in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. The U.S. Consumer Product Safety Commission has adopted rules relating to fire retardancy standards for the mattress industry. Many foreign jurisdictions also regulate fire retardancy standards. Future changes to these standards may require modifications to our products to comply with these additional standards. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products and conduct of our operations and facilities. We have made and will continue to make capital and other expenditures necessary to comply with all these requirements. Currently these expenditures are immaterial to our financial results.

 Employees

    As of December 31, 2012, we had approximately 1,950 employees, with approximately 850 in North America, 300 in Denmark and 800 in the rest of the world. Certain of our employees in Denmark are covered by a government labor union contract as required by Danish law. None of our U.S. employees are covered by a collective bargaining agreement. We believe our relations with our employees are generally good.

Executive Officers of the Registrant

    This information is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) under the section entitled “Proposal One—Election of Directors - Executive Officers.”

ITEM 1A. RISK FACTORS

    The following risk factors and other information included in this report should be carefully considered. Please also see “Special Note Regarding Forward-Looking Statements” on page 3.

Risks Related To Our Business

    Set forth below are descriptions of certain risks relating to our business, which includes, upon consummation of the Sealy Acquisition, Sealy and its subsidiaries.

Unfavorable economic and market conditions could reduce our sales and profitability and as a result, our operating results may be adversely affected.

    Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. Although demand in the U.S. mattress industry improved in 2012, the U.S. macroeconomic environment remains uncertain and was the primary factor in a slowdown in the mattress industry starting in 2008. In addition, our International segment experienced weakening as a result of general business and economic conditions. The global economy remains unstable, and we expect the economic environment to continue to be challenging as continued economic uncertainty has generally given households less confidence to make discretionary purchases.

    In particular, the financial crisis that affected the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and volatility in credit, equity and fixed income markets. There could be a number of other effects from these economic developments on our business, including reduced consumer demand for products; insolvency of our customers, resulting in increased provisions for credit losses; insolvency of our key suppliers resulting in product delays; inability of retailers and consumers to obtain credit to finance purchases of our products; decreased consumer confidence; decreased retail demand, including order delays or cancellations; and counterparty failures negatively impacting our treasury operations. If such conditions are experienced in future periods, our industry, business and results of operations may be severely impacted.

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

Our sales growth is dependent upon our ability to implement strategic initiatives and actions taken to increase sales growth may not be effective.

Our ability to generate sales growth is dependent upon a number of factors, including the following:

●	our ability to continuously improve our products to offer new and enhanced consumer benefits and better quality;
●	ability of our future product launches to increase net sales;
●	the effectiveness of our advertising campaigns and other marketing programs in building product and brand awareness, driving traffic to our distribution channels and increasing sales;
●	our ability to continue to successfully execute our strategic initiatives;
●	the level of consumer acceptance of our products; and
●	general economic factors that negatively impact consumer confidence, disposable income or the availability of consumer financing.

Over the last few years, we have had to manage our business both through periods of rapid growth and the uncertain economic environment. A source of our growth within this time frame has been through expanding distribution of our products into new stores, principally furniture and bedding retail stores in the U.S. Our products are currently sold in approximately 8,700 furniture and bedding retail stores in North America, out of a total of approximately 11,500 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 9,000 to 10,000 over time. Our products are sold in approximately 5,750 retail stores internationally, out of a total of 8,000 that have been identified as appropriate targets. Some of these retail stores may undergo restructurings, experience financial difficulty or realign their affiliations, which could decrease the number of stores that carry our products. Our sales growth will increasingly depend on our ability to generate additional sales in our existing accounts in the Retail channel. If we are unable to increase product sales in our existing retail accounts at a sufficient rate overall, our net sales growth could slow or decline.

In July 2012, we announced a broad series of new initiatives to address competitive market conditions, including new product introductions, the discontinuation of certain other products, warranty extensions and reductions in wholesale prices and manufacturer suggested retail prices. These initiatives were implemented in late third quarter of 2012 and into the fourth quarter of 2012, and therefore, we cannot assure you that they will have the desired results.

In addition to the Sealy Acquisition, we may seek to acquire an additional business or businesses in order to increase sales growth, and any acquisition could be disruptive to our ongoing business, create integration issues, require additional borrowings or share issuances, or create other risks for our business.

We operate in the highly competitive mattress and pillow industries, and if we are unable to compete successfully, we may lose customers and our sales may decline.

Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. Our premium mattresses compete with a number of different types of mattress alternatives, including standard innerspring mattresses, viscoelastic mattresses, foam mattresses, hybrid innerspring/foam mattresses, waterbeds, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture and bedding stores, department stores, mass merchants, wholesale clubs, Internet, telemarketing programs, television infomercials and catalogs.

    Our largest competitors have significant financial, marketing and manufacturing resources. They enjoy strong brand name recognition, and sell their products through broad and well established distribution channels. Additionally, a number of our significant competitors offer non-innerspring mattress and viscoelastic pillow products. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results.  The pillow industry is characterized by a large number of competitors, none of which are dominant, but many of which have greater resources than us. The highly competitive nature of the mattress and pillow industries means we are continually subject to the risk of loss of market share, loss of significant customers, reductions in margins, and the inability to acquire new customers.

To date in 2012, the mattress market has been more competitive than at any time in our experience, which has adversely affected our results. In particular, others have expanded into specialty segments hurting our market share and margins, and hybrid mattresses can take sales away from specialty segments. If this environment continues and our response is not successful, our results would continue to be adversely affected.

Because we depend on our significant customers, a decrease or interruption in their business with us would reduce our sales and profitability.

Our top five customers, collectively, accounted for approximately 24.0% of our net sales for the year ended December 31, 2012, with one customer in our North American segment accounting for more than 10.0% of our net sales. The credit environment in which our customers operate has been relatively stable over the past few years. However, the continued management of credit risk by financial institutions has caused a decrease in the availability of credit for mattress retailers. In certain instances, this has caused mattress retailers to exit the market or be forced into bankruptcy. Furthermore, many of our customers rely in part on consumers’ ability to finance their mattress purchases with credit from third parties. If customers are unable to obtain financing, they may defer their purchases. We expect that some of the retailers that carry our products may consolidate, undergo restructurings or reorganizations, experience financial difficult, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell products to them on favorable terms, if at all. A substantial decrease or interruption in business from these significant customers could result in the loss of future business and could reduce liquidity and profitability.

We are subject to fluctuations in the cost raw materials, and increases in these costs would reduce our liquidity and profitability.

The bedding industry has been challenged by volatility in the price of petroleum-based and steel products, which affects the cost of polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. due to the weakened dollar and other forces beyond our control. The major raw materials that we purchase for production are chemicals and proprietary additives, which are influenced by oil prices. The price and availability of these raw materials are subject to market conditions affecting supply and demand. We and Sealy experienced increases in the price of certain raw materials during 2012, and we expect to encounter inflationary costs for certain raw materials in 2013. The prices of polyurethane foam did see some decreases in the fourth quarter as the price of toluene diisocyanate (“TDI”) and Polyol began to stabilize and demand trended down. Given the significance of the cost of these materials to our and Sealy’s products, volatility in the prices of the underlying commodities can significantly affect profitability. To the extent we are unable to absorb higher costs, or pass any such higher costs to our customers, our gross profit margin could be negatively affected, which could result in a decrease in our liquidity and profitability.

We are subject to a pending tax proceeding in Denmark, and an adverse decision would reduce our liquidity and profitability.

During the fourth quarter of 2007, we received an income tax assessment from the Danish Tax Authority (“SKAT”) with respect to the 2001, 2002 and 2003 tax years, an assessment with respect to the 2004 tax year during the third quarter of 2010, and an assessment with respect to the 2005 tax year during the second quarter of 2011, relating to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary. In addition, during the second quarter of 2012, the Company received an income tax assessment with respect to the 2006 tax year of approximately $28.5 million. The position taken by SKAT could apply to subsequent years. The cumulative total tax assessment for all years is approximately $146.2 million including interest and penalties. The Company filed timely protests with the Danish National Tax Tribunal challenging the tax assessments. The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (“Bilateral APA”) between the United States and SKAT. A Bilateral APA involves an agreement between the Internal Revenue Service (“IRS”) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008, we filed the Bilateral APA with the IRS and SKAT. U.S. and Danish competent authorities have met to discuss the Company’s Bilateral APA, and additional meetings are expected. SKAT and the IRS met several times since 2011, most recently in September 2012, to discuss the matter. There were no significant changes in the parties’ respective positions during 2012. The parties have agreed to meet again in the spring of 2013 to continue the negotiation process. In the event the discussions and negotiations from that meeting do not yield a satisfactory result for us, the next step for us to resolve the matter would be to seek resolution of this issue through an administrative proceeding before the Danish National Tax Tribunal (the “Tribunal”). The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. If we move from the Bilateral APA process to the Tribunal or a proceeding in the Danish court system, SKAT could require us to post a cash deposit or other security for taxes it has assessed in an amount to be negotiated, up to the full amount of the claim. We believe we have meritorious defenses to the proposed adjustments and will oppose the assessments before the Tribunal and in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time. If we are not successful in defending our position to SKAT, the Tribunal or in the Danish courts that we owe no additional taxes, we could be required to pay significant amounts to SKAT, which could impair or reduce our liquidity and profitability.

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

Our new product launches may not be successful due to development delays, failure of new products to achieve anticipated levels of market acceptance and significant costs associated with failed product introductions, which could adversely affect our revenues and profitability.

Each year we invest significant time and resources in research and development to improve our respective product offerings. There are a number of risks inherent in our new product line introductions, including the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, introduction costs, the speed of the rollout of the product and manufacturing inefficiencies may be greater than anticipated, which could impact profitability.

Our advertising expenditures and customer subsidies may not result in increased sales or generate the levels of product and brand name awareness we desire and we may not be able to manage our advertising expenditures on a cost-effective basis.

A significant component of our marketing strategy involves the use of direct marketing to generate sales. Future growth and profitability will depend in part on the cost and efficiency of our advertising expenditures, including our ability to create greater awareness of our products and brand name and determine the appropriate creative message and media mix for future advertising expenditures and to incent the promotion of our products.

Our operating results are increasingly subject to fluctuations, including as a result of seasonality, which could make sequential quarter to quarter comparisons an unreliable indication of our performance and adversely affect the market price of our common stock.

            A significant portion of our growth in net sales is attributable to growth in sales in our North American Retail channel, particularly net sales to furniture and bedding stores. We believe that our sales of mattresses and pillows to furniture and bedding stores are subject to seasonality inherent in the bedding industry, with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters, and in Europe, lower in the third quarter. Our net sales may be affected increasingly by this seasonality, particularly as our North American Retail sales channel continues to grow as a percentage of our overall net sales and, to a lesser extent, by seasonality outside the North American segment. Our third quarter sales are typically higher than other quarters. This seasonality means that a sequential quarter to quarter comparison may not be a good indication of our performance or of how we will perform in the future.

In addition to seasonal fluctuations, the demand for our premium products can fluctuate significantly based on a number of other factors, including general economic conditions, consumer confidence, the timing of new product introductions or price increases announced by us or our competitors and promotions we offer or offered by our competitors. As our consumer base continues to expand across a wider demographic, it may be comprised of a greater percentage of middle income consumers. As a result, our consumer base may be more susceptible to general economic factors impacted by decreased disposable income, consumer confidence or availability of consumer financing.

We may be adversely affected by fluctuations in exchange rates, which could affect our results of operations, the costs of our products and our ability to sell our products in foreign markets.

Approximately 31.3% of our net sales were generated by our International segment for the year ended December 31, 2012. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic International subsidiaries and their customers and suppliers, as well as among certain Tempur-Pedic International subsidiaries. The hedging transactions may not succeed in managing our foreign currency exchange rate risk. Refer to ITEM 7A under Part II of this report.

Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We do not enter into hedging transactions to hedge this risk. Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Our outlook for 2013 assumes consistent currency exchange rates versus the full year ended December 31, 2012. Should currency rates change sharply, our results could be negatively impacted. Refer ITEM 7A under Part II of this report.  .

We are subject to risks from our international operations, such as foreign exchange, tariff, tax inflation, increased costs, political risks and our ability to expand in certain international markets, which could impair our ability to compete and our profitability.

    We currently conduct international operations in our approximately 23 wholly-owned subsidiaries and our products are sold in approximately 80 countries. We generated approximately 31.3% of our net sales from our International segment during the year ended December 31, 2012, and we continue to pursue additional international opportunities. Sealy generated approximately 22.6% of its net sales during their year ended November 27, 2011 from its international subsidiaries. Sealy also participates in international license and joint venture arrangements with independent third parties. Our and Sealy’s international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariffs and other tax increases, fluctuations in exchange rates, inflation and unstable political situations and labor issues. Sealy is also limited in its ability to independently expand in certain international markets where it has granted licenses to manufacture and sell Sealy® bedding products. Sealy’s licensees in Australia, Jamaica and the United Kingdom have perpetual licenses, subject to limited termination rights. Sealy’s licensees in the Dominican Republic, the Bahamas, Continental European Union countries, Brazil, Israel, Japan, Saudi Arabia, South Africa and Thailand hold licenses with fixed terms with limited renewal rights. Fluctuations in the rate of exchange between the U.S. dollar and other currencies may affect our financial condition or results of operations.

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

    Part of our North American marketing and advertising strategy in certain North American channels focuses on providing up to a 90-day money back guarantee under which customers may return their mattress and obtain a refund of the purchase price. For the years ended December 31, 2012 and 2011, we had approximately $43.3 million and $46.7 million in returns for a return rate of approximately 4.5% and 4.6%, respectively, of our net sales in North America. As we expand our sales, our return rates may not remain within our historical levels. A downturn in general economic conditions may also increase our product return rates. An increase in return rates could significantly impair our liquidity and profitability.

We also currently provide our customers a 25-year warranty on mattresses sold in North America and a 15-year warranty on mattresses sold in the International segment, each prorated. However, as we have only been selling mattresses in significant quantities since 1992, and have released new products in recent years, many of which are fairly early in their product life cycles, we may still see significant warranty claims on products still under warranty. We also provide a 3-year warranty on pillows.

    Sealy’s warranty policy provides a 10-year non-prorated warranty service period on all currently manufactured Sealy Posturepedic® and Bassett® bedding products and certain other Sealy® branded products. In addition, Sealy is beginning a 20 year, limited warranty (10 year non-prorated and 10 year additional warranty on certain components of its 2012 Optimum™ by Sealy Posturepedic® and Stearns & Foster® products). Also, Sealy has a 20-year warranty on the major components of its TrueForm and MirrorForm visco-elastic products and its SpringFree latex product, the last ten years of which are prorated on a straight-line basis. Though discontinued in 2008, Sealy offered a 20-year limited warranty on its RightTouch® product line which covered only certain parts of the product and will be prorated for part of the twenty years.

Because not all of our products have been in use by our customers for the full warranty period, we and Sealy rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing. If our warranty reserves are not adequate to cover future warranty claims, their inadequacy could have a material adverse effect on our liquidity and profitability.

We are vulnerable to interest rate risk with respect to our debt, which could lead to an increase in interest expense.

We are subject to interest rate risk in connection with the variable rate debt under our debt agreements. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $4.0 million for each 1.0% increase in interest rates. Refer to ITEM 7A under Part II of this report.

 Our leverage may limit our flexibility and increase our risk of default.

            As of December 31, 2012, we had $1,025.0 million in long-term debt outstanding. In addition, as of December 31, 2012, our stockholders’ equity was $22.3 million. During 2012, we repurchased a total of $150.0 million in common stock pursuant to stock repurchase authorizations approved by our Board of Directors. We funded the repurchases in part through borrowings under our existing credit facility, which increased our leverage. In addition, as discussed below under “Risks Relating to the Acquisition of Sealy,” we will incur significant additional debt to fund the Sealy Acquisition. Our degree of leverage could have important consequences to our investors, such as:

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

In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities. Our failure to comply with these covenants may result in an event of default. If such event of default is not cured or waived, we may suffer adverse effects on our operations, business or financial condition, including acceleration of our debt. For further discussion regarding our debt covenants and compliance, refer to ITEM 7 under Part II of this report.

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

Sealy purchases its raw materials and certain components from a variety of suppliers, including box spring components from Leggett & Platt Inc., foam materials from Carpenter Co., and various subassemblies and components from national raw material and component suppliers. If Sealy experiences a loss or disruption in its supply of these components, it may have difficulty sourcing substitute components on terms favorable to it. In addition, any alternate source may impair product performance or require Sealy to alter its manufacturing process, which could have an adverse effect on its, and therefore our, profitability.

Sealy is dependent upon a single supplier for certain structural components and assembly of its Embody® and Optimum™ by Sealy Posturpedic® specialty product lines. These products are purchased under a supply agreement and are manufactured in accordance with proprietary designs jointly owned by Sealy and the supplier. If Sealy experiences a loss or disruption in its supply of these products, it may have difficulty sourcing substitute components on favorable terms. In addition, any alternative source may impair product performance or require Sealy to alter the manufacturing process relating to these products, which could have an adverse effect on its, and therefore our, profitability.

In addition, Sealy is dependent upon a single supplier for certain key polyurethane foam components which make up its various mattress brands. Such components are purchased under a supply agreement and are manufactured in accordance with proprietary process designs exclusive to the supplier. If Sealy experiences a loss or disruption in its supply of these components, it may have difficulty sourcing substitute components on favorable terms. In addition, any alternative source may impair product performance or require Sealy to alter its manufacturing process, which could have an adverse effect on its, and therefore our, profitability.

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

Certain of Sealy’s systems are dated and require significant upgrades. Sealy depends on accurate and timely information and numerical data from key software applications to aid its day-to-day business, financial reporting and decision making and, in many cases, aged and custom designed software is necessary to operate its bedding plants. Sealy has put in place disaster recovery plans for its critical systems. Sealy is, however, dependent on certain key personnel and consultants as these applications are no longer supported by the vendor. Any disruptions caused by the failure of these systems could adversely impact Sealy’s day-to-day business and decision making and could have a material adverse effect on its performance. We plan to integrate Sealy into our information systems but could suffer disruptions during such process.

We produce our products in three manufacturing facilities, and unexpected equipment failures, delays in deliveries or catastrophic loss delays may lead to production curtailments or shutdowns.

    We manufacture our products at our three facilities: in Aarup, Denmark; Duffield, Virginia; and Albuquerque, New Mexico. An interruption in production capabilities at any of these plants as a result of equipment failure could result in our inability to produce our products, which would reduce our sales and earnings for the affected period. For example, we produce pillows for our North American segment only at our Duffield, Virginia facility. An interruption in pillow production capabilities at this plant could result in a disruption of pillow distribution to the market. In addition, we generally deliver our products only after receiving the order from the customer or the retailer and thus do not hold significant levels of inventories. In the event of a disruption in production at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. For example, a third party carrier could potentially be unable to deliver our products within acceptable time periods due to a labor strike or other disturbance in its business. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and affect our profitability. We have introduced new distribution programs to increase our ability to deliver products on a timely basis, but if we fail to deliver products on a timely basis, we may lose sales which could decrease our liquidity and profitability. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Despite the fact that we maintain insurance covering the majority of these risks, we may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss.

Sealy manufactures and distributes products to its customers primarily on a just-in-time basis from its network of 27 company-owned and operated bedding and component manufacturing facilities located around the world. Sealy manufactures most bedding to order and employs just-in-time inventory techniques in its manufacturing process to more efficiently serve its dealers’ needs and to minimize their inventory carrying costs. Most bedding orders are scheduled, produced and shipped within five business days of receipt from Sealy’s plants located in proximity to a majority of its customers. If manufacturing is disrupted at these facilities, or if delivery times are adversely affected by events beyond our control, Sealy could lose sales, which could negatively impact its profitability.

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

    As of December 31, 2012, we had approximately 1,950 full-time employees, with approximately 850 in North America, 300 in Denmark and 800 in the rest of the world. Certain of our employees in Denmark are under a government labor union contract, but those in the U.S. are not. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

As of November 30, 2012, Sealy had 4,426 full-time employees. Approximately 67.0% of Sealy’s employees at its 25 North American plants are represented by various labor unions with separate collective bargaining agreements. Sealy’s current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2012 through 2014. Due to the large number of collective bargaining agreements, Sealy is periodically in negotiations with certain of the unions representing its employees. Sealy may at some point be subject to work stoppages by some of its employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew Sealy’s various collective bargaining agreements on a timely basis or on favorable terms, or at all.

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

Regulatory requirements, including, but not limited to, trade, environmental, health and safety requirements, may require costly expenditures and expose us to liability.

            Our products and our marketing and advertising programs are and will continue to be subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission and the U.S. Food and Drug Administration. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products. These rules and regulations may change from time to time. Compliance with these regulations may have an adverse effect on our business. There may be continuing costs of regulatory compliance including continuous testing, additional quality control processes and appropriate auditing of design and process compliance. For example, the U.S. Consumer Product Safety Commission (“CSPC”) has adopted rules relating to fire retardancy standards for the mattress industry. We developed product modifications that allow us to meet these standards. Required product modifications have added cost to our products. Many foreign jurisdictions also regulate fire retardancy standards, and changes to these standards and changes in our products that require compliance with additional standards would raise similar risks. Further, some states and the U.S. Congress continue to consider open flame regulations for mattresses and bed sets or integral components that may be different or more stringent than the CPSC standard and we may be required to make different products for different states or change our processes or distribution practices nationwide. It is possible that some states’ more stringent standards, if adopted and enforceable, could make it difficult to manufacture a cost effective product in those jurisdictions and compliance with proposed new rules and regulations may increase our costs, alter our manufacturing processes and impair the performance of our products. As we abide by certain new open flame regulations, our products and processes may be governed more rigorously by certain state and federal environmental and health and safety standards as well as the provisions of California Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986) and 16 CFR Part 1633 (Standard for the Flammability (Open Flame) of Mattress Sets).

Our marketing and advertising practices could also become the subject of proceedings before regulatory authorities or the subject of claims by other parties and could require us to alter or end these practices or adopt new practices that are not as effective or are more expensive. In addition, we are subject to federal, state and local laws and regulations relating to pollution, environmental protection and occupational health and safety. We may not be in complete compliance with all such requirements at all times. We have made and will continue to make capital and other expenditures to comply with environmental and health and safety requirements. If a release of hazardous substances occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of our properties, we may be held liable and the amount of such liability could be material. As a manufacturer of bedding and related products, we use and dispose of a number of substances, such as glue, lubricating oil, solvents and other petroleum products, as well as certain foam ingredients, that may subject us to regulation under numerous foreign, federal and state laws and regulations governing the environment. Among other laws and regulations, we are subject in the United States to the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Resource Conservation and Recovery Act, the Clean Air Act and related state and local statutes and regulations.

Our operations could also be impacted by a number of pending legislative and regulatory proposals to address greenhouse gas emissions in the U.S. and other countries. Certain countries including Denmark, where our only plant outside the United States is located, have adopted the Kyoto Protocol. Negotiations for a treaty that would succeed the Kyoto Protocol are ongoing, and this and other international initiatives under consideration could affect our International operations. These actions could increase costs associated with our operations, including costs for raw materials, pollution control equipment and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations, or cash flows.

    We have made and will continue to make capital and other expenditures to comply with environmental and health and safety requirements. Upon consummation of the Sealy Acquisition, we will incur costs related to certain remediation activities related to Sealy’s business. Under various environmental laws, we may be held liable for the costs of remediating releases of hazardous substances at any properties currently or previously owned or operated by us or at any site to which we have sent or may send hazardous substances for disposal. In particular, Sealy is currently addressing the clean-up of environmental contamination at its former facility in South Brunswick, New Jersey and is awaiting additional information regarding an environmental condition at a former inactive facility located in Putnam, Connecticut, and expects to continue to incur significant costs to address the clean-up of these facilities. In the event of an adverse development or decision by one or more of the governing environmental authorities, additional contamination being discovered with respect to these or other properties or any third parties bringing claims related to these or other properties, these or other matters could have a material effect on our profitability after the Sealy Acquisition.

Changes in tax laws and regulations or other factors could cause our and Sealy’s income tax rate to increase, potentially reducing net income and adversely affecting cash flows.

We and Sealy are subject to taxation in various jurisdictions around the world. In preparing financial statements, we and Sealy calculate our respective effective income tax rate based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our and Sealy’s effective income tax rate, however, may be higher due to numerous factors, including changes in accounting, tax laws or regulations. For example, during the three months ended September 30, 2012, we changed the classification on our undistributed earnings from non-U.S. operations which resulted in an increase in our effective tax rate to 54.8%. A significantly higher effective income tax rate than currently anticipated after the Sealy Acquisition could have an adverse effect on our business, results of operations and liquidity.

Officials in some of the jurisdictions in which we do business, including the United States, have proposed or announced that they are considering tax increases and other revenue raising laws and regulations. Any resulting changes in tax laws or regulations could increase our effective tax rate or impose new restrictions, costs or prohibitions on our and Sealy’s current practices and reduce our net income and adversely affect our cash flows.

The recently enacted U.S. federal legislation on healthcare reform and proposed amendments thereto could impact the healthcare benefits required to be provided by us and cause compensation costs to increase, potentially reducing our net income and adversely affecting cash flows.

    The U.S. federal healthcare legislation enacted in 2010 and proposed amendments thereto contain provisions which could materially impact our future healthcare costs. While the legislation’s ultimate impact is not yet known, it is possible that these changes could significantly increase our compensation costs which would reduce our net income and adversely affect cash flows.

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

The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations. The trading price of our common stock may fluctuate significantly in response to various factors, including but not limited to:

●	actual or anticipated variations in our quarterly operating results, including those resulting from seasonal variations in our business;
●	general economic conditions, such as unemployment, changes in short-term and long-term interest rates and fluctuations in both debt and equity capital markets;
●	introductions or announcements of technological innovations or new products by us or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to patent, or otherwise protect, our products and technologies;
●	changes in estimates by securities analysts of our financial performance;
●	stock repurchase programs;
●	bankruptcies of any of our major customers;
●	conditions or trends in the premium bedding industry, or the mattress industry generally;
●	additions or departures of key personnel;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	announcements by our competitors of their quarterly operating results or announcements by our competitors of their views on trends in the bedding industry;
●	regulatory developments in the U.S. and abroad;
●	economic and political factors;
●	public announcements or filings with the SEC indicating that significant stockholders, directors or officers are buying or selling shares of our common stock; and
●	the declaration or suspension of a cash dividend.

In addition, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to operating performance. These broad market factors may seriously harm the market price of our common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in potential liabilities, substantial costs, and the diversion of our management’s attention and resources, regardless of the outcome. See ITEM 3 under Part I of this report.

 Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of February 1, 2013, there were 59.8 million shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties.

In addition, up to approximately 18.5 million shares of our common stock are reserved for grants under our 2002 Stock Option Plan, our Amended and Restated 2003 Equity Incentive Plan, as amended and our 2003 Employee Stock Purchase Plan. As of December 31, 2012, equity awards covering approximately 4.3 million shares of common stock equity awards are outstanding and 2.0 million shares of common stock are available for future grants. The Company has filed registration statements with the SEC with respect to these shares and stockholders can sell these shares in the public market upon issuance, subject to restrictions under the securities laws and any applicable lock-up agreements.

We have stockholders who presently beneficially own more than 5.0% of our outstanding capital stock. Sales or other dispositions of our shares by these major stockholders may depress our stock price.

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

We may not realize the growth opportunities that are anticipated from our acquisition of Sealy.

The benefits we expect to achieve as a result of the Sealy Acquisition will depend, in part, on our ability to realize anticipated growth opportunities. Our success in realizing these growth opportunities, and the timing of this realization, depends on the successful integration of Sealy’s business and operations with our business and operations. Even if we are able to integrate our business with Sealy’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities we currently expect from this integration within the anticipated time frame or at all. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. In addition, certain retail customers of our combined companies could determine that the combined companies have too many slots in that retailer’s stores, and cut back on the number of slots available for our products or otherwise promote competitors’ products more aggressively, which could have a material adverse effect on the combined companies’ sales and offset the synergies expected from the Sealy Acquisition. Accordingly, the benefits from the proposed acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue assumptions to be inaccurate.

We may not be able to achieve the full amount of cost synergies that are anticipated, or achieve the cost synergies on the schedule anticipated, from the Sealy Acquisition.

    Although we currently expect to achieve in excess of $40.0 million of cost synergies by the third year after the Sealy Acquisition, inclusion of the projected cost synergies in this Report on Form 10-K  should not be viewed as a representation that we in fact will achieve these cost synergies by the third year or at all.

    By 2015, we are currently targeting approximately 45.0% of synergies from consolidation of our and Sealy’s product warehouses and distribution routes resulting in improved route efficiency and distribution integration, approximately 30.0% of synergies from increased purchasing, supply chain and manufacturing efficiencies, principally focused on duplicative efforts, such as lower cost sourcing and combined manufacturing costs as we seek to leverage our combined capabilities and consolidation of purchasing across products, and approximately 25.0% of synergies from consolidation of various corporate expenses, including elimination of duplicative services and streamlining of corporate administration.

    In order to identify areas for potential synergies, we have undertaken the following efforts:

●	Tempur-Pedic and Sealy senior management and functional area leaders have reviewed and continue to review functional areas across both our operations, on a standalone basis and on a combined basis;
●	Tempur-Pedic and Sealy senior management team members, together with outside consultants, conducted an analysis assessing areas of duplication and projected growth, determining projected synergy levels from the perspective of both senior management and functional area leaders; and
●	Tempur-Pedic and Sealy senior management teams conducted analyses to assess the cost savings opportunities related to distribution, supply chain, sourcing, manufacturing efficiencies and corporate expenses. For example, in the areas of distribution, each company assessed their respective costs to deliver mattresses and foundations on a per piece basis throughout their U.S. operations and the opportunity to leverage transportation capacity and improve service levels resulting in an anticipated substantial savings on a per piece delivery basis.

    Through this process, we have identified targeted cost synergies in various operating functions including manufacturing and distribution. We continue to evaluate our estimates of cost synergies to be realized from the Sealy Acquisition and refine them, so that our actual cost synergies could differ materially from our current estimates. Actual cost synergies, the expenses required to realize the cost synergies and the sources of the cost synergies could differ materially from these estimates, and we cannot assure you that we will achieve the full amount of cost synergies on the schedule anticipated or at all or that these cost synergy programs will not have other adverse effects on our business. In light of these significant uncertainties, you should not place undue reliance on our estimated cost synergies.

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

Our historical financial information may not be representative of our results as a combined company.

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

We will have substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.

As described in Part II, ITEM 8, Note 5 of the Notes to Consolidated Financial Statements, upon closing of the Sealy Acquisition, we will have significant amount of debt. We currently expect that upon completion of the Sealy Acquisition we will have approximately $1,900.0 million of total indebtedness outstanding. Our degree of leverage could have important consequences, such as:

●	increasing our vulnerability to adverse economic, industry or competitive developments;
●	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and other business opportunities;
●	making it more difficult for us to satisfy our obligations with respect to our indebtedness;
●	restricting us from making strategic acquisitions or investments or causing us to make non-strategic divestitures;
●	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;
●	limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting; and
●	exposing us to variability in interest rates, as a substantial portion of our indebtedness are and will be variable rate.

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

If the acquisition is not completed, our ongoing businesses may be adversely affected, and we will be subject to several risks and consequences, including the following:

●	the Merger Agreement contains certain termination rights for both the Company and Sealy and further provides that, upon termination of the Merger Agreement under certain circumstances, Sealy may be obligated to pay the Company a termination fee of $25.0 million. In addition, if antitrust enforcement agencies either commence or inform the parties that they intend to commence an action to enjoin the Merger, the Company may be required to pay Sealy (i) a termination fee of $90.0 million if both parties elect to terminate the Merger Agreement or (ii) a termination fee of $90.0 million (or $40.0 million if the Company elects to terminate the Merger Agreement but Sealy does not so elect to terminate) if the Merger does not close due to a failure to receive antitrust approval in the nine months following the execution of the Merger Agreement, subject to certain extensions;
●	we will be required to pay interest obligations under the Senior Notes and ticking fees with respect to the 2012 Credit Agreement whether or not the Sealy Acquisition is completed;
●	we will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as underwriter, legal, accounting, financial advisor and printing fees;
●	under the Merger Agreement, Sealy is subject to certain restrictions on the conduct of its business prior to completing the Merger which may adversely affect its ability to execute certain of its business strategies; and
●	matters relating to the acquisition may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

    In addition, if the acquisition is not completed, we may experience negative reactions from the financial markets and from each company’s respective customers and employees. We also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to perform their respective obligations under the Merger Agreement. If the Merger is not completed, we cannot assure stockholders that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

We will incur significant transaction and acquisition-related integration costs in connection with the Sealy Acquisition.

We expect to incur a number of costs associated with completing the acquisition and integrating the operations of the two companies. The substantial majority of these costs will be non-recurring expenses resulting from the Sealy Acquisition and will consist of transaction costs related to the acquisition, facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our business and Sealy's. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The acquisition of Sealy may not be accretive and may cause dilution to the combined company's earnings per share, which may negatively affect the market price of the combined company's common stock.

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

Sealy’s pension plans are currently underfunded and Sealy will be required to make cash payments to the plans, reducing the cash available for Sealy’s, and therefore our, business.

Sealy has noncontributory, defined benefit pension plans covering current and former hourly employees at four of Sealy’s active plants and eight previously closed facilities as well as the employees of a facility of its Canadian operations. Sealy records a liability associated with these plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded at November 27, 2011 was $11.4 million, and Sealy expects to make estimated minimum funding contributions totaling approximately $1.6 million in 2012. If the performance of the assets in these pension plans does not meet Sealy’s expectations, or if other actuarial assumptions are modified, Sealy’s future cash payments, and therefore ours, to the plans could be higher than expected. The domestic pension plan is subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, the Pension Benefit Guaranty Corporation (“PBGC”), has the authority to terminate an underfunded pension plan under limited circumstances. In the event Sealy’s pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

In addition, hourly employees working at certain of Sealy’s domestic manufacturing facilities are covered by union sponsored retirement and health and welfare plans. These plans cover both active employees and retirees. If a participating employer ceases its contributions to the plan, the unfunded obligations of the plan allocable to the withdrawing employer may be borne by the remaining participant employers. Further, if Sealy withdraws from a multi-employer pension plan in which it participates, Sealy may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan. Such events may significantly impair our profitability and liquidity.

Sealy is subject to tax assessments in Brazil and an inadequacy in Sealy’s reserves for these assessments could reduce our liquidity and profitability.

During fiscal 2010, Sealy was assessed $8.0 million by the Brazilian government for the failure to provide certain income tax filings. Due to the accumulated net operating losses in this jurisdiction, Sealy’s exposure is expected to be limited. At August 26, 2012, Sealy has recorded a reserve of $1.0 million associated with this assessment related to the expected requirement to pay certain sales tax, fees and penalties. If, however, Sealy’s reserve is not adequate to cover the tax assessment, such inadequacy could have a material adverse effect on our liquidity and profitability.

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

The Company is aware of six purported class action lawsuits relating to the Merger with Sealy, one in North Carolina state court and five in the Delaware Court of Chancery, filed by purported stockholders of Sealy against Sealy, Sealy’s directors, the Company and Silver Lightning Merger Company, a subsidiary of the Company (the “Merger Sub”). Justewicz v. Sealy Corp., et al. (‘‘North Carolina Action’’) was filed on October 3, 2012, in the General Court of Justice, Superior Court Division in North Carolina (‘‘North Carolina Court’’). On November 13, 2012, the Delaware Court of Chancery consolidated all five Delaware actions into a single action, which is now styled as In re Sealy Corporation Shareholder Litigation (‘‘Delaware Action’’). Plaintiff in the North Carolina Action and plaintiffs in the Delaware Action allege, among other things, that the defendants have breached their fiduciary duties to Sealy’s stockholders and that Sealy, the Company and Merger Sub aided and abetted the Sealy directors’ alleged breach of fiduciary duties. The complaints also claim that the consideration to be paid in the Merger to Sealy stockholders (the “Merger Consideration”) is inadequate, that the Merger Agreement contains unfair deal protection provisions, that Sealy’s directors are subject to conflicts of interests, and that the preliminary information statement filed by Sealy with the Securities and Exchange Commission on October 30, 2012 omits material information concerning the negotiation process leading to the proposed transaction and the valuation of Sealy.

On October 12, 2012, plaintiff in the North Carolina Action brought a Motion for Expedited Discovery and for a Hearing and Briefing Schedule on Plaintiff’s Motion for a Preliminary Injunction. On October 24, 2012, defendants in the North Carolina Action brought a Motion to Stay the North Carolina Action in favor of the Delaware Action. On November 7, 2012, the North Carolina Action plaintiff amended his complaint to add allegations claiming that the preliminary information statement filed by Sealy on October 30, 2012 did not provide sufficient information.  Following briefing and a hearing on November 8, 2012, the North Carolina Court stayed the North Carolina Action. On November 19, 2012, plaintiffs in the Delaware Action filed a consolidated amended complaint, a motion for expedited proceedings, and a motion for a preliminary injunction.

The Company believes that the allegations in these lawsuits are entirely without merit.  On January 22, 2013, solely to avoid the burden, expense and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the Delaware Action entered into a memorandum of understanding setting forth an agreement-in-principle providing for a settlement of the Delaware Action (the “Proposed Settlement”). In connection with the Proposed Settlement, Sealy agreed to include certain supplemental disclosures in the information statement to be sent to Sealy stockholders. The Proposed Settlement provides for the release of all claims by Sealy stockholders concerning the Merger Agreement, the Merger, and the disclosures made in connection with the Merger, including all claims that were asserted or could have been asserted in the Delaware Action and the North Carolina Action. The Proposed Settlement does not provide for the payment of any additional monetary consideration to Sealy stockholders and the Proposed Settlement does not affect the rights of any Sealy stockholder to seek appraisal pursuant to Section 262 of the DGCL. The Proposed Settlement is subject to definitive documentation and approval by the Delaware Court of Chancery.

One of the conditions of closing of the acquisition is that there is not any temporary restraining order, preliminary or permanent injunction or other order issued by a court of competent jurisdiction or other legal restraint or prohibition preventing the completion of the Merger. As such, notwithstanding the Proposed Settlement, if the plaintiffs are successful in obtaining an injunction prohibiting the defendants from completing the Merger on agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective in the expected timeframe.

In addition, even if plaintiffs are not successful in obtaining an injunction prohibiting the completion of the Merger, in the event the Proposed Settlement is not finalized and approved by the Delaware Court of Chancery, one or more of these plaintiffs may continue to pursue their lawsuits seeking damages, interest costs, attorney’s fees and expert fees from one or more of the defendants after completion of the Merger. In addition, one or more holders of Sealy common stock may seek to pursue appraisal rights available under Delaware law. If these stockholders properly perfect appraisal rights, they could seek a post-closing determination that the $2.20 per share consideration payable in the Merger does not represent fair value for their shares, and if these plaintiffs are successful in any appraisal proceeding, we could be required to pay those plaintiffs more for their stock than the $2.20 per share payable in the Merger.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our products are sold in approximately 80 countries and we have wholly-owned subsidiaries in approximately 23 countries, including our wholly-owned subsidiaries that own our manufacturing facilities in Denmark and the U.S. The following table sets forth certain information regarding our principal facilities at December 31, 2012.

Name/Location	Approximate Square Footage	Title	Type of Facility
Tempur Production USA, LLC Albuquerque, New Mexico	800,000	Leased (until 2035)	Manufacturing
Tempur Production USA, LLC Duffield, Virginia	540,000	Owned	Manufacturing
Dan-Foam ApS Aarup, Denmark	517,000	Owned	Manufacturing
Tempur-Pedic Management, LLC Lexington, Kentucky	128,000	Owned	Office
Tempur Deutschland GmbH Steinhagen, Germany	121,000	Owned	Office and Warehouse

 In addition to the properties listed above, we have 47 facilities in 20 countries under leases with one to ten year terms. The manufacturing facility in Albuquerque, New Mexico is leased as part of the related industrial revenue bond financing. We have an option to repurchase the property for one dollar upon termination of the lease.

We believe that our existing properties are suitable for the conduct of our business, are adequate for our present needs and will be adequate to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

 Norfolk County Retirement System, Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 20, 2012

Arthur Benning, Jr., Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 25, 2012

On June 20 and 25, 2012, the above suits were filed against the Company and two named executive officers in the United States District Court for the Eastern District of Kentucky, purportedly on behalf of a proposed class of shareholders who purchased the Company’s stock between January 25, 2012 and June 5, 2012. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging, among other things, false and misleading statements and concealment of material information concerning the Company’s competitive position, projected net sales, earnings per diluted share and related financial performance for the Company’s 2012 fiscal year 2012. The plaintiffs seek damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief. The Company strongly believes that the shareholder suits lack merit and intends to defend against the claims vigorously. The outcome of these matters is uncertain, however, and although we do not currently expect to incur a loss with respect to these matters, we cannot currently predict the manner and timing of the resolution of the suits, an estimate of a range of losses or any minimum loss that could result in the event of an adverse verdict in these suits, or whether our applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company's financial position or results of operations.

Benjamin B. Clarke, Individually and On Behalf of All Others Similarly Situated v. Lawrence J. Rogers, Richard W. Roedel, John B. Replogle, Paul J. Norris, Dean B. Nelson, Gary E. Morin, James W. Johnson, Deborah G. Ellinger, Simon E. Brown, Sealy Corporation, Tempur-Pedic International Inc. and Silver Lightning Merger Company, filed October 2, 2012

Robert A. Justewicz, Individually and On Behalf of All Others Similarly Situated v. Sealy Corporation, Lawrence J. Rogers, Paul J. Norris, James W. Johnson, Simon E. Brown, Gary E. Morin, Dean B. Nelson, Richard W. Roedel, Deborah G. Ellinger, John B. Replogle, Silver Lightning Merger Company and Tempur-Pedic International Inc., filed Oct. 3, 2012

Deno Singh, On Behalf of Himself and All Others Similarly Situated v. Lawrence J. Rogers, Richard W. Roedel, John B. Replogle, Paul J. Norris, Dean B. Nelson, Gary E. Morin, James W. Johnston, Deborah G. Ellinger, Simon E. Brown, Sealy Corporation, Tempur-Pedic International Inc. and Silver Lightning Merger Company, filed October 15, 2012

Jay M. Plourde, On Behalf of Himself and All Others Similarly Situated v. Sealy Corporation, Lawrence J. Rogers, Paul Norris, James W. Johnston, Simon E. Brown, Gary E. Morin, Dean B. Nelson, Richard Roedel, Deborah G. Ellinger, John B. Replogel, Tempur-Pedic International Inc., Kohlberg Kravis Roberts & Co. L.P. and Silver Lightning Merger Company, filed October 15, 2012

Keith Gamble, Individually and On Behalf of All Others Similarly Situated v. Lawrence J. Rogers, Richard W. Roedel, John B. Replogle, Paul J. Norris, Dean B. Nelson, Gary E. Morin, James W. Johnston, Deborah G. Ellinger, Simon E. Brown, Sealy Corporation, Tempur-Pedic International Inc. and Silver Lightning Merger Company, filed October 16, 2012

Curtis Nall, On Behalf of Himself and All Others Similarly Situated Shareholders of Sealy Corporation v. Lawrence C. Rogers, James W. Johnston, Simon E. Brown, Gary E. Morin, Dean B. Nelson, Richard Roedel, Deborah G. Ellinger, John B. Replogle, Paul J. Norris, Sealy Corporation, Tempur-Pedic, International Inc., KKR Millennium GP LLC, KKR & Co. L.P., and Silver Lightning Merger Company, filed October 17, 2012

    The Company is aware of six purported class action lawsuits relating to the Merger with Sealy, one in North Carolina state court and five in the Delaware Court of Chancery, filed by purported stockholders of Sealy against Sealy, Sealy’s directors, the Company and Silver Lightning Merger Company, a subsidiary of the Company (the “Merger Sub”). Justewicz v. Sealy Corp., et al. (‘‘North Carolina Action’’) was filed on October 3, 2012, in the General Court of Justice, Superior Court Division in North Carolina (‘‘North Carolina Court’’). On November 13, 2012, the Delaware Court of Chancery consolidated all five Delaware actions into a single action, which is now styled as In re Sealy Corporation Shareholder Litigation (‘‘Delaware Action’’). Plaintiff in the North Carolina Action and plaintiffs in the Delaware Action allege, among other things, that the defendants have breached their fiduciary duties to Sealy’s stockholders and that Sealy, the Company and Merger Sub aided and abetted the Sealy directors’ alleged breach of fiduciary duties. The complaints also claim that the consideration to be paid in the Merger to Sealy stockholders (the “Merger Consideration”) is inadequate, that the Merger Agreement contains unfair deal protection provisions, that Sealy’s directors are subject to conflicts of interests, and that the preliminary information statement filed by Sealy with the Securities and Exchange Commission on October 30, 2012 omits material information concerning the negotiation process leading to the proposed transaction and the valuation of Sealy.

    On October 12, 2012, plaintiff in the North Carolina Action brought a Motion for Expedited Discovery and for a Hearing and Briefing Schedule on Plaintiff’s Motion for a Preliminary Injunction. On October 24, 2012, defendants in the North Carolina Action brought a Motion to Stay the North Carolina Action in favor of the Delaware Action. On November 7, 2012, the North Carolina Action plaintiff amended his complaint to add allegations claiming that the preliminary information statement filed by Sealy on October 30, 2012 did not provide sufficient information.  Following briefing and a hearing on November 8, 2012, the North Carolina Court stayed the North Carolina Action. On November 19, 2012, plaintiffs in the Delaware Action filed a consolidated amended complaint, a motion for expedited proceedings, and a motion for a preliminary injunction.

    The Company believes that the allegations in these lawsuits are entirely without merit.  On January 22, 2013, solely to avoid the burden, expense and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the Delaware Action entered into a memorandum of understanding setting forth an agreement-in-principle providing for a settlement of the Delaware Action (the “Proposed Settlement”). In connection with the Proposed Settlement, Sealy agreed to include certain supplemental disclosures in the information statement to be sent to Sealy stockholders. The Proposed Settlement provides for the release of all claims by Sealy stockholders concerning the Merger Agreement, the Merger, and the disclosures made in connection with the Merger, including all claims that were asserted or could have been asserted in the Delaware Action and the North Carolina Action. The Proposed Settlement does not provide for the payment of any additional monetary consideration to Sealy stockholders and the Proposed Settlement does not affect the rights of any Sealy stockholder to seek appraisal pursuant to Section 262 of the DGCL. The Proposed Settlement is subject to definitive documentation and approval by the Delaware Court of Chancery.

    The outcome of the above litigation is uncertain, however, and although the Company does not currently expect to incur a loss with respect to these matters, the Company cannot currently predict the manner and timing of the resolution of the Merger Lawsuits, an estimate of a range or losses or any minimum loss that could result in the event of an adverse verdict in these suits, or whether the Company’s or Sealy’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

	Price Range		Cash Dividend Per Common Share
	High	Low
Fiscal 2011
First Quarter	$50.74	$39.40	$—
Second Quarter	67.97	50.99	—
Third Quarter	72.24	51.32	—
Fourth Quarter	69.82	48.69	—

Fiscal 2012
First Quarter	$84.43	$55.18	$—
Second Quarter	87.26	21.02	—
Third Quarter	34.95	22.35	—
Fourth Quarter	34.11	24.54	—

    As of February 1, 2013, we had approximately 115 stockholders of record of our common stock.

 Dividends

    The Company did not pay any dividends in 2012 or 2011. The decision to pay a dividend in future periods is reviewed by our Board of Directors on a periodic basis.

Equity Compensation Plan Information

    The following table sets forth equity compensation plan information as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2002 Stock Option Plan (1)	8	$2.86	—
2003 Equity Incentive Plan (2)	4,335,393	17.00	2,004,813
2003 Employee Stock Purchase Plan (3)	—	—	141,599
Equity compensation plans not approved by security holders	—	—	—
Total	4,335,401	$17.00	2,146,412

(1)	In December 2003, our Board of Directors adopted a resolution that prohibited further grants under the 2002 Stock Option Plan.
(2)
The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the 2003 Equity Incentive Plan includes 195,275 of restricted stock units and deferred stock units. Additionally, this number includes 1,231,417 performance restricted stock units which reflects a maximum payout of the awards granted. These restricted, deferred and performance restricted stock units are excluded from the weighted average exercise price calculation above.

(3)
Shares under the 2003 Employee Stock Purchase Plan allows eligible employees to purchase our common stock annually over the course of two semi-annual offering periods at a price of no less than 85.0% of the price per share of our common stock. This plan is an open market purchase plan and does not have a dilutive effect. Effective February 1, 2010, we suspended offerings under the ESPP indefinitely.

    See ITEM 8, Note 9 to the Consolidated Financial Statements for information regarding the material features of each of the above plans.

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

The comparison for each of the periods assumes that $100 was invested on December 31, 2007 in our common stock, the stocks included in the S&P 500 Composite Index and the stocks included in each peer group index and that all dividends were reinvested. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Tempur-Pedic International, Inc.	$100.00	$27.85	$92.82	$157.36	$206.34	$123.69
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	53.10	94.04	141.20	155.16	157.21

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. We have derived our statements of income and balance sheet data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 from our audited financial statements. Our financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 are included in ITEM 15, under Part IV of this report.

(in millions, except per common share amounts)
Statement of Income Data:	2012		2011		2010		2009		2008
Net sales		$1,402.9		$1,417.9		$1,105.4		$831.2	$927.8
Cost of sales		688.3		674.8		550.0		437.5	526.8
Gross profit		714.6		743.1		555.4		393.7	401.0
Operating expense		466.3		402.6		309.5		248.8	267.1
Operating income		248.3		340.5		245.9		144.9	133.9
Interest expense, net		(18.8)		(11.9)		(14.5)		(17.3)	(25.1)
Other (expense) income, net		(0.3)		(0.2)		(0.5)		0.4	(1.3)
Income before income taxes		229.2		328.4		230.9		128.0	107.5
Income tax provision		122.4		108.8		73.7		43.0	48.6
Net income		$106.8		$219.6		$157.2		$85.0	$58.9

Balance Sheet Data (at end of period):
Cash and cash equivalents		$179.3		$111.4		$53.6		$14.0	$15.4
Total assets (1)		1,313.0		838.2		716.0		643.4	646.5
Total debt (1)		1,025.0		585.0		407.0		297.5	419.3
Total stockholders' equity		22.3		30.8		126.0		172.3	72.4

Other Financial and Operating Data:
Dividends per common share	$	―	$	―	$	―	$	―	$0.24
Depreciation and amortization (2)		42.0		51.0		44.0		40.2	40.8
Net cash provided by operating activities		189.9		248.7		184.1		135.0	198.4
Net cash used by investing activities		(55.0)		(36.1)		(37.5)		(14.3)	(5.4)
Net cash used by financing activities		(70.8)		(148.9)		(106.4)		(118.7)	(200.2)
Basic earnings per common share		1.74		3.27		2.23		1.13	0.79
Diluted earnings per common share		1.70		3.18		2.16		1.12	0.79
Capital expenditures		50.5		29.5		18.1		14.3	10.5

(1)	Includes issuance of $375.0 million of Senior Notes held in escrow at December 31, 2012. The net proceeds from the Senior Notes will be used to help finance the Sealy Acquisition.
(2)
Includes $5.7 million, $16.7 million, $11.6 million, $8.8 million, and $8.0 million in non-cash stock-based compensation expense related to restricted stock units, performance restricted stock units, deferred stock units and stock options in 2012, 2011, 2010, 2009, and 2008, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with ITEM 6 under Part II of this report and the audited consolidated financial statements and accompanying notes thereto included elsewhere in this report. Unless otherwise noted, all of the financial information in this report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and ITEM 1A under Part I of this report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations  for the years ended December 31, 2012, 2011 and 2010, including the following topics:

●	An overview of our business and strategy;
●	An overview of the Sealy Acquisition;
●	Our net sales and costs in the periods presented as well as changes between periods;
●	Discussion of new initiatives that may affect our future results of operations and financial condition;
●	Expected future expenditures for capital projects and sources of liquidity for future operations; and
●	The effect of the foregoing on our overall financial performance and condition, as well as factors that could affect our future performance.

Business Overview

General. We are the leading manufacturer, marketer and distributor of premium mattresses and pillows, which we sell in approximately 80 countries under the TEMPUR® and Tempur-Pedic® brands. We believe our premium mattresses and pillows are more comfortable than standard bedding products because our proprietary pressure-relieving TEMPUR® material is temperature sensitive and continuously conforms to the body.

We sell our premium mattresses and pillows through four distribution channels in each operating business segment: Retail (furniture, bedding and department stores); Direct (direct response, Internet and company-owned stores); Healthcare (hospitals, nursing homes, healthcare professionals and medical retailers); and Third party distributors in countries where we do not sell directly through our own subsidiaries.

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

Business Segments. We have two reportable business segments: North America and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their geographies. The North American operating segment consists of two U.S. manufacturing facilities, our North American distribution subsidiaries and company-owned stores. The International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the North American operating segment and company-owned stores. We evaluate segment performance based on net sales and operating income.

For a further discussion of factors that could impact operating results, including the current economic environment and the steps we are taking to address this environment, see the section entitled “Factors That May Affect Future Performance” included within this section and in ITEM 1A under Part I of this report.

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

On September 27, 2012, we announced we had entered into an Agreement and Plan of Merger (“Merger Agreement”) to acquire Sealy Corporation (“Sealy”), by merging Sealy with a newly-formed subsidiary of the Company (the “Merger”) (collectively, the “Sealy Acquisition”). Sealy, headquartered in Trinity, North Carolina, owns one of the largest bedding brands in the world, and manufactures and markets a complete line of bedding products. Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the Merger  will be cancelled and (other than shares held by Sealy or Tempur-Pedic or their subsidiaries or Sealy stockholders who properly exercise appraisal rights) converted into the right to receive $2.20 in cash. The Company anticipates that the total consideration to be paid, including payments on account of existing Sealy options and equity share units and the assumption of outstanding indebtedness of Sealy less cash assumed, will be approximately $1,300.0 million. The transaction is expected to be completed in the first half of calendar 2013 and is subject to regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. The Merger Agreement contains certain termination rights for both the Company and Sealy and further provides that, upon termination of the Merger Agreement under certain circumstances, Sealy may be obligated to pay the Company a termination fee of $25.0 million. In addition, if antitrust enforcement agencies either commence or inform the parties that they intend to commence an action to enjoin the Merger, (i) the Company may be required to pay Sealy a termination fee of $90.0 million if both parties elect to terminate the Merger Agreement or (ii) a termination fee of $90.0 million (or $40.0 million if the Company elects to terminate the Merger Agreement but Sealy does not so elect to terminate) if the Merger does not close due to a failure to receive antitrust approval in the nine months following the execution of the Merger Agreement, subject to certain extensions.

In order to finance the Sealy Acquisition, on December 12, 2012, Tempur-Pedic International and certain subsidiaries of Tempur-Pedic International as borrowers and guarantors, entered into the 2012 Credit Agreement with a syndicate of banks. The 2012 Credit Agreement provides for (i) the $350.0 million Revolver, (ii) the Term A Facility of $550.0 million and (iii) the Term B Facility of $870.0 million. The Revolver includes a sublimit for letters of credit and swingline loans, subject to certain conditions and limits. The Revolver and the Term A Facility will mature on the fifth anniversary of the closing and the Term B Facility will mature on the seventh anniversary of the closing. The Revolver, the Term A Facility and the Term B Facility are expected to close and fund in connection with the Sealy Acquisition. The obligations of the lenders to the 2012 Credit Agreement to make the initial loans at the closing of the Sealy Acquisition and the loans subsequent to closing are subject to certain customary closing conditions. Our existing credit facilities will remain in place until the closing of the Sealy Acquisition.

In addition, on December 19, 2012, Tempur-Pedic International issued $375.0 million aggregate principal amount of 6.875% Senior Notes (the “Senior Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Senior Notes were issued pursuant to an Indenture among Tempur-Pedic International, the subsidiaries that guarantee the Senior Notes (the “Guarantors”) and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Senior Notes will be the general unsecured senior obligations of Tempur-Pedic International and are guaranteed on a senior unsecured basis by the Guarantors. Following the Sealy Acquisition, Sealy and certain of its subsidiaries will become guarantors of the Senior Notes.

    The Senior Notes mature of December 15, 2020, and interest is payable semi-annually in arrears on each June 15 and December 15, beginning on June 15, 2013. Tempur-Pedic International has the option to redeem all or a portion of the Senior Notes at any time on or after December 15, 2016.  The initial redemption price is 103.438% of the principal amount, plus accrued and unpaid interest, if any.  The redemption price will decline each year after 2016 and will be 100.0% of the principal amount beginning on December 15, 2018.  In addition, Tempur-Pedic International has the option at any time prior to December 15, 2016 to redeem all or any portion of the Senior Notes at 100.0% of the original principal amount plus a “make-whole” premium and accrued and unpaid interest, if any.  Tempur-Pedic International may also redeem up to 35.0% of the Senior Notes prior to December 15, 2015 under certain circumstances with the net cash proceeds from certain equity offerings at 106.875% of the principal amount plus accrued and unpaid interest, if any.  Tempur-Pedic International may make such redemptions only if, after any such redemption, at least 65.0% of the aggregate principal amount of the Senior Notes issued remains outstanding.

The Indenture restricts the ability of Tempur-Pedic International and the ability of certain of its subsidiaries to, among other things: (i) incur, directly or indirectly, debt; (ii) make, directly or indirectly, certain investments and restricted payments; (iii) incur or suffer to exist, directly or indirectly, liens on its properties or assets; (iv) sell or otherwise dispose of, directly or indirectly, assets; (v) create or otherwise cause or suffer to exist any consensual restriction on the right of certain of the subsidiaries of Tempur-Pedic International to pay dividends or make any other distributions on or in respect of their capital stock;  (vi) enter into transactions with affiliates; (vii) engage in sale-leaseback transactions; (viii) purchase or redeem capital stock or subordinated indebtedness; (ix) issue or sell stock of restricted subsidiaries; and (x) effect a consolidation or merger. These covenants are subject to a number of exceptions and qualifications.

Concurrently with the closing of the Senior Notes, Tempur-Pedic International entered into an escrow and security agreement (the “Escrow Agreement”) with the Trustee, as escrow agent. The gross proceeds from the sale of the Senior Notes, together with additional cash necessary to fund the redemption of the Senior Notes at the stated redemption rate and pay accrued interest to October 1, 2013, have been deposited into the escrow account. If the Sealy Acquisition is consummated on or prior to September 26, 2013, the amounts held in escrow will be released to Tempur-Pedic International to finance a portion of the cash purchase price of the Sealy Acquisition. If the Sealy Acquisition is not consummated on or prior to September 26, 2013, the Senior Notes will be subject to a special mandatory redemption at a redemption price of 100.0% of the principal amount plus accrued and unpaid interest, if any, and the amounts held in the escrow account will be used to fund the redemption.

Also in conjunction with the issuance and sale of the Senior Notes, Tempur-Pedic International and the Guarantors have agreed through a Registration Rights Agreement to exchange the Senior Notes for a new issue of substantially identical registered notes under the Securities Act. Tempur-Pedic International and the Guarantors are required to pay additional interest if the Senior Notes are not registered within the specified time periods outlined within the Registration Rights Agreement.

We expect to use the net proceeds of the Senior Notes offering, together with cash on hand and borrowings under the 2012 Credit Agreement, to finance the Sealy Acquisition and to pay related fees and expenses, as well as payoff our existing credit facility and Sealy’s outstanding debt.

Results of Operations

A summary of our results for the year ended December 31, 2012 include:

●	Earnings per diluted common share (EPS) were $1.70 compared to $3.18 per diluted share for the full year 2011.
●	Adjusted EPS were $2.61 for the year ended December 31, 2012 compared to $3.18 per diluted share for the same period in 2011. For a discussion and reconciliation of Adjusted EPS to GAAP EPS refer to the non-GAAP financial information set forth below under the heading “Non-GAAP Financial Information”.
●	Net sales decreased to $1,402.9 million compared to $1,417.9 million for the full year ended 2011.
●	Our gross profit margin was 50.9% compared to 52.4% for the year ended December 31, 2011.
●	Our operating income margin was 17.7% compared to 24.0% for the year ended December 31, 2011.

    The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Year Ended December 31,
(in millions, except per common share amounts)	2012		2011		2010
Net sales	$1,402.9	100.0%	$1,417.9	100.0%	$1,105.4	100.0%
Cost of sales	688.3	49.1	674.8	47.6	550.0	49.8
Gross profit	714.6	50.9	743.1	52.4	555.4	50.2
Selling and marketing expenses	319.1	22.7	276.9	19.5	199.7	18.1
General, administrative and other	147.2	10.5	125.7	8.9	109.8	9.9
Operating income	248.3	17.7	340.5	24.0	245.9	22.2
Interest expense, net	(18.8)	(1.3)	(11.9)	(0.8)	(14.5)	(1.3)
Other (expense) income, net	(0.3)	—	(0.2)	—	(0.5)	—
Income before income taxes	229.2	16.4	328.4	23.2	230.9	20.9
Income tax provision	122.4	8.7	108.8	7.7	73.7	6.7
Net income	$106.8	7.7%	$219.6	15.5%	$157.2	14.2%
Earnings per common share:
Diluted	$1.70		$3.18		$2.16
Weighted average common shares outstanding:
Diluted	62.9		69.1		72.8

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

A summary of net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in millions)	2012	2011	2012	2011	2012	2011
Retail	$1,228.0	$1,245.6	$876.5	$917.6	$351.5	$328.0
Direct	113.2	100.1	76.2	76.0	37.0	24.1
Healthcare	31.1	34.0	11.6	11.1	19.5	22.9
Third party	30.6	38.2	—	—	30.6	38.2
	$1,402.9	$1,417.9	$964.3	$1,004.7	$438.6	$413.2

A summary of net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in millions)	2012	2011	2012	2011	2012	2011
Mattresses	$934.6	$944.3	$666.6	$693.4	$268.0	$250.9
Pillows	158.3	151.7	73.0	75.6	85.3	76.1
Other	310.0	321.9	224.7	235.7	85.3	86.2
	$1,402.9	$1,417.9	$964.3	$1,004.7	$438.6	$413.2

Net sales. Net sales for the year ended December 31, 2012 decreased to $1,402.9 million from $1,417.9 million, a decrease of $15.0 million, or 1.1%. Our decreased revenues were driven primarily by increased competition in our North American segment during the year ended December 31, 2012.  Consolidated mattress sales decreased $9.7 million, or 1.0%, compared to the full year 2011. The decrease in mattress sales occurred primarily in our Retail channel with net sales decreasing to $1,228.0 million from $1,245.6 million in the same period in 2011, a decrease of $17.6 million, or 1.4%. Consolidated pillow sales increased approximately $6.6 million, or 4.4% compared to the year ended December 31, 2011. Consolidated other, which primarily includes adjustable bed bases and foundations, decreased $11.9 million, or 3.7%. Many of our other products are sold with mattress purchases. Therefore, when mattress sales decrease, other products are also negatively impacted. Direct sales increased $13.1 million, or 13.1%. The principal factors that impacted net sales for each segment are discussed below, in the respective segment discussion.

North America. North American net sales for the year ended December 31, 2012 decreased to $964.3 million from $1,004.7 million for the same period in 2011, a decrease of $40.4 million, or 4.0%. Our North American Retail channel contributed $876.5 million in net sales for the year ended December 31, 2012, for a decrease of $41.1 million, or 4.5%. We believe the significant increase in the number of competitive product introductions supported by aggressive marketing and incentives was the primary cause of our decreased net sales for the year ended December 31, 2012. North American mattress sales decreased $26.8 million, or 3.9%, over the same period in 2011. Other net sales decreased $11.0 million, or 4.7%, compared to the same period in 2011, consistent with the decrease in mattress sales.

We expect our current competitive environment to continue into the foreseeable future. During the third and fourth quarters of 2012, we undertook several initiatives to stabilize North American net sales. These initiatives include the following:

●	six new product introductions, including five new mattresses and a new adjustable foundation;
●	wholesale mattress price reductions on certain U.S. models to improve the margins of our U.S. retail customers;
●	extension of our warranty of all U.S. mattress models to 25 years to improve the competitiveness of our products in the marketplace; and
●	various other initiatives to realign dealer incentives.

    The above initiatives were primarily implemented at the end of our third quarter 2012 and into the fourth quarter 2012. Thus, they did not have a material impact on results of operations for the year ended December 31, 2012.

International. International net sales for the year ended December 31, 2012 increased to $438.6 million from $413.2 million for the same period in 2011, an increase of $25.4 million, or 6.1%. On a constant currency basis(1), our International net sales increased approximately 11.3%. The International Retail channel increased $23.5 million, or 7.2%, for the year ended December 31, 2012. International Retail net sales increased primarily due to expanding points of distribution and investments in our brand awareness. As a result, International mattress sales in 2012 increased $17.1 million, or 6.8%, compared to 2011. Pillow sales in 2012 increased $9.2 million, or 12.1%, as compared to 2011. Many of our pillows are sold with mattress purchases. Therefore, when mattress sales increase, pillows are also impacted.

(1)The references to “constant currency basis” in the Management Discussion & Analysis do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Refer to ITEM 7A under Part II of this report.

Gross profit. Gross profit for the year ended December 31, 2012 decreased to $714.6 million from $743.1 million for the same period in 2011, a decrease of $28.5 million, or 3.8%. Gross profit margin for the year ended December 31, 2012 was 50.9%, as compared to 52.4% in the same period of 2011. Our gross profit margin is impacted by, among other factors, geographic mix between segments. Historically, our North American gross profit margin has been substantially lower than that of our International segment, due in part to the royalty paid by the North American segment as described below. For the year ended December 31, 2012, our North American net sales decreased 4.0% as compared to the same period in 2011, whereas our International net sales increased 6.1%. These changes in geographic mix from 2011 to 2012 resulted in a 0.3% increase in our gross profit margin for the year ended December 31, 2012. Additionally, our gross profit margin includes a royalty paid by the North American segment to our International segment based on production volume, which has the effect of lowering the North American segment’s reported gross profit margin, and increasing the International segment’s reported gross profit margin as the North American segment’s net sales increase. For the years ended December 31, 2012 and 2011, royalties paid by our North American segment to our International segment were $12.7 million and $12.3 million, respectively, which decreased the North American segment’s gross profit margin percentage 1.3% for the years ended December 31, 2012 and 2011. Royalties received by the International segment increased their respective gross profit margin percentage 2.9% and 3.0% for the years ended December 31, 2012 and 2011, respectively. Costs associated with net sales are recorded in cost of sales. Costs of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. The principal factors that impacted gross profit margin during the year are identified and discussed below in the respective segment discussions.

North America. North American gross profit for the year ended December 31, 2012 decreased to $449.3 million from $499.8 million for the same period in 2011, a decrease of $50.5 million, or 10.1%. The gross profit margin in our North American segment was 46.6% and 49.7% for the year ended December 31, 2012 and 2011, respectively. Our North American gross profit margin was most significantly impacted by a 1.7% decrease related to additional promotions and discounts and new product introductions, a 1.4% decrease related to unfavorable mix and a 0.5% decrease due to fixed cost de-leverage related to lower production volumes. These decreases were partially offset by a 0.5% increase related to lower commodity prices. Our North American cost of sales increased to $515.0 million for the year ended December 31, 2012 as compared to $504.9 million for the year ended December 31, 2011, an increase of $10.1 million, or 2.0%.

International. International gross profit for the year ended December 31, 2012 increased to $265.3 million from $243.3 million for the same period in 2011, an increase of $22.0 million, or 9.0%. The gross profit margin in our International segment was 60.5% and 58.9% for the years ended December 31, 2012 and 2011, respectively. Our International gross profit margin was most significantly impacted by a 1.3% increase driven by efficiencies in manufacturing and fixed cost leverage related to higher production volumes, as well as a 0.3% increase driven by costs associated with an information technology upgrade at our manufacturing facility in Demark during 2011 that did not recur in 2012. Our International cost of sales for the year ended December 31, 2012 increased to $173.3 million, as compared to $169.9 million for the year ended December 31, 2011, an increase of $3.4 million, or 2.0%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, and sales force compensation. We also include in selling and marketing expense certain new product development costs, including market research and new product testing. Selling and marketing expenses increased to $319.1 million for the year ended December 31, 2012 as compared to $276.9 million for the year ended December 31, 2011, an increase of $42.2 million, or 15.2%. Selling and marketing expenses as a percentage of net sales increased to 22.7% in 2012, compared to 19.5% for 2011. Our advertising expense for the year ended December 31, 2012 was $164.5 million, or 11.7% of net sales, compared to $148.8 million, or 10.5%, for the same period in 2011, an increase of $15.7 million, or 10.6%. Our objective is to align advertising expenses with our sales expectations. During 2012, consistent with our strategy, we made additional investments in advertising to increase brand awareness to drive future growth in certain key North American and International markets. All other selling and marketing expenses as a percentage of net sales were approximately 11.0% and 9.0% for the years ended December 31, 2012 and 2011, respectively. All other selling and marketing expenses increased $26.5 million, or 20.7%, due to increases in promotional related expenses of $11.8 million, costs associated with opening additional company-owned stores of $5.0 million, salaries and associated expense of $4.5 million related to additional headcount, and $1.1 million of restructuring charges related to severance. This was offset by a benefit recorded for our performance restricted share units (“PRSUs”) of $2.3 million following our re-evaluation of the probability of meeting certain required financial metrics related to the grants.

General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions, and research and development costs. General, administrative and other expenses as a percentage of net sales was 10.5% for the year ended December 31, 2012 as compared to 8.9% for the same period in 2011. General, administrative and other expenses increased to $147.2 million for the year ended December 31, 2012 as compared to $125.7 million for the year ended December 31, 2011, an increase of $21.5 million, or 17.1%. The increase in general, administrative and other expenses are primarily a result of increased legal and professional fees of $16.1 million, driven by transaction costs related to the Sealy Acquisition of $8.9 million and integration costs of $2.2 million, along with an increase of $5.0 million related to increased litigation costs and strategic initiatives. During 2012, we also incurred an additional $5.2 million related to incremental investments in information technology and associated depreciation expense. Also, in 2011, we recorded a benefit for favorable settlements of indirect taxes with certain regulatory authorities of $3.5 million that did not recur in 2012. These increases were offset by an $8.0 million benefit recorded for PRSUs following our re-evaluation of the probability of meeting certain required financial metrics related to the grants. We expect general, administrative and other expenses to continue to be impacted by transaction and integration costs related to the proposed Sealy Acquisition.

Research and development expenses for the year ended December 31, 2012 were $15.6 million compared to $9.9 million for the same period in 2011, an increase of $5.7 million, or 57.6%. Consistent with our strategy, we continue to invest in research and development in order to improve our existing product line and continue to introduce new and differentiated products.

Interest expense, net. Interest expense, net includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, increased to $18.8 million for the year ended December 31, 2012 as compared to $11.9 million for the year ended December 31, 2011, an increase of $6.9 million, or 58.0%. The increase in interest expense is primarily attributable to an increase in our debt outstanding at December 31, 2012 compared to our debt outstanding at December 31, 2011 and an increase in our effective interest rate. The Senior Notes also contributed $0.9 million of interest expense in 2012.

Income before income taxes. Income before income taxes for the year ended December 31, 2012 decreased to $229.2 million from $328.4 million for the same period in 2011, a decrease of $99.2 million, or 30.2%. North America income before income taxes for the year ended December 31, 2012 decreased to $126.2 million from $224.6 million for the same period in 2011, a decrease of $98.4 million, or 43.8%. International income before income taxes for the year ended December 31, 2012 decreased to $103.0 million from $103.8 million for the same period in 2011, a decrease of $0.8 million, or 0.8%. The decrease in income before income taxes was a result of the items discussed above.

Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations. Our effective tax rate was 53.4% and 33.1% for the years ended December 31, 2012 and 2011, respectively. During the three months ended September 30, 2012, we changed the classification of our undistributed earnings from non-U.S. operations on which no historical provision for U.S. federal and/or state income tax and foreign withholdings had been provided because we intended to reinvest such earnings indefinitely outside of the United States. The tax of our undistributed earnings reflects a change in management’s strategic objectives that could require the repatriation of foreign earnings. As a result of this change, we recognized $48.1 million of additional income tax expense during the six months ended December 31, 2012 to record the applicable U.S. deferred income tax liability. We expect to repatriate non-U.S. cash holdings upon the closing of the proposed Sealy Acquisition.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

A summary of net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in millions)	2011	2010	2011	2010	2011	2010
Retail	$1,245.6	$953.2	$917.6	$694.7	$328.0	$258.5
Direct	100.1	73.7	76.0	59.7	24.1	14.0
Healthcare	34.0	35.2	11.1	12.3	22.9	22.9
Third party	38.2	43.3	—	5.3	38.2	38.0
	$1,417.9	$1,105.4	$1,004.7	$772.0	$413.2	$333.4

A summary of net sales, by product and by segment, is set forth below:

	CONSOLIDATED		NORTH AMERICA		INTERNATIONAL
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
(in millions)	2011	2010	2011	2010	2011	2010
Mattresses	$944.3	$735.6	$693.4	$539.2	$250.9	$196.4
Pillows	151.7	130.5	75.6	65.7	76.1	64.8
Other	321.9	239.3	235.7	167.1	86.2	72.2
	$1,417.9	$1,105.4	$1,004.7	$772.0	$413.2	$333.4

Net sales. Net sales for the year ended December 31, 2011 increased to $1,417.9 million from $1,105.4 million, an increase of $312.5 million, or 28.3%. We believe our revenues have continued gaining momentum primarily as a result of investments made in marketing, the ongoing success of new product introductions and expanding points of distribution. Consolidated mattress sales increased $208.8 million, or 28.4%, compared to the full year 2010. The increase in mattress sales occurred primarily in our Retail channel with net sales increasing to $1,245.6 million from $953.2 million in the same period in 2010, an increase of $292.4 million, or 30.7%. Consolidated pillow sales increased approximately $21.2 million, or 16.3% compared to the year ended December 31, 2010. Consolidated other, which primarily includes adjustable bed bases and foundations, increased $82.6 million, or 34.5%. Many of our pillows and other products are sold with mattress purchases. Therefore, when mattress sales increase, pillows and other products are also impacted. Direct sales increased $26.4 million, or 35.8%. The principal factors that impacted net sales for each segment are discussed below, in the respective segment discussion.

North America. North American net sales for the year ended December 31, 2011 increased to $1,004.7 million from $772.0 million for the same period in 2010, an increase of $232.7 million, or 30.1%. Our North American Retail channel contributed $917.6 million in net sales for the year ended December 31, 2011, for an increase of $222.9 million, or 32.1%. The TEMPUR-Cloud® collection continues to be well received by retailers and consumers. This generation of proprietary TEMPUR® material was developed for consumers who want a soft sleep surface with the underlying support provided by a Tempur-Pedic mattress. In the second quarter of 2011, we introduced the TEMPUR-Contour® collection of mattresses that replaced our TEMPUR® collection for those consumers who prefer the traditional TEMPUR® feel. Additionally, we believe that our continued advertising investments had a positive impact on our performance. As a result, North American mattress sales increased $154.2 million, or 28.6%, over the same period in 2010, driven by the increase in our Retail channel. Net sales in the Direct channel increased by $16.3 million, or 27.3%. We believe increased sales in the Direct channel are a result of our focus on building brand awareness and encouraging consumers to visit our website through our advertisements. The Third Party channel net sales decrease is attributable to our April 1, 2010 acquisition of our third-party distributor in Canada. Other net sales increased $68.6 million, or 41.0%, compared to the same period in 2010. Many of our other products are sold with mattress purchases. Therefore, when mattress sales increase, other products are also impacted. Additionally, we emphasized adjustable bed bases and experienced improved attach rates, which are sold at a higher price point than traditional foundations.

International. International net sales for the year ended December 31, 2011 increased to $413.2 million from $333.4 million for the same period in 2010, an increase of $79.8 million, or 23.9%. On a constant currency basis, our International sales increased approximately 15.7% The International Retail channel increased $69.5 million, or 26.9%, for the year ended December 31, 2011. International Retail increased primarily due to the introduction of the TEMPUR-Cloud®, which we believe appeals to a different group of consumers, in our International markets. The introduction of the TEMPUR-Cloud® contributed $55.9 million to the increase in net sales during 2011. Additionally, Retail increased due to expanding points of distribution, investments in our brand awareness and growth in key customers. As a result, International mattress sales in 2011 increased $54.6 million, or 27.8%, compared to 2010. Pillow sales in 2011 increased $11.3 million, or 17.4%, as compared to 2010. Other product net sales increased $14.1 million, or 19.5%, as compared to 2010. Many of our pillows and other products are sold with mattress purchases. Therefore, when mattress sales increase, pillows and other products are also impacted.

Gross profit. Gross profit for the year ended December 31, 2011 increased to $743.1 million from $555.4 million for the same period in 2010, an increase of $187.7 million, or 33.8%. Gross profit margin for the year ended December 31, 2011 was 52.4%, as compared to 50.2% in the same period of 2010. Our gross profit margin is impacted by, among other factors, geographic mix between segments. Historically, our North American gross profit margin is substantially lower than that of our International segment, due in part to the royalty paid by the North American segment as described below. For the year ended December 31, 2011, our North American net sales increased 30.1% as compared to the same period in 2010, whereas our International net sales increased 23.9%. These changes in geographic mix from 2010 to 2011 resulted in a 0.1% decrease in our gross profit margin for the year ended December 31, 2011. Additionally, our gross profit margin includes a royalty paid by the North American segment to our International segment based on production volume, which has the effect of lowering the North American segment’s reported gross profit margin, and increasing the International segment’s reported gross profit margin as the North American segment’s net sales increase. For the years ended December 31, 2011 and 2010, royalties paid by our North American segment to our International segment were $12.3 million and $9.8 million, respectively, which decreased the North American segment’s gross profit margin percentage 1.3% for the years ended December 31, 2011 and 2010. Royalties received by the International segment increased their respective gross profit percentage 3.0% and 2.9% for the years ended December 31, 2011 and 2010, respectively. Costs associated with net sales are recorded in cost of sales. Costs of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. The principal factors that impacted gross profit margin during the year are identified and discussed below in the respective segment discussions.

    North America. North American gross profit for the year ended December 31, 2011 increased to $499.8 million from $358.3 million for the same period in 2010, an increase of $141.5 million, or 39.5%. The gross profit margin in our North American segment was 49.7% and 46.4% for the year ended December 31, 2011 and 2010, respectively. Our gross profit margin was most significantly impacted by a 3.9% increase driven by favorable product mix and a 2.1% increase due to improved efficiencies in manufacturing and distribution, and fixed cost leverage related to higher volumes. These increases were partially offset by a 1.7% decrease related to higher commodity costs and 1.0% decrease associated with floor model discounts related to new product launches. Our North American cost of sales increased to $504.9 million for the year ended December 31, 2011 as compared to $413.7 million for the year ended December 31, 2010, an increase of $91.2 million, or 22.0%.

International. International gross profit for the year ended December 31, 2011 increased to $243.3 million from $197.1 million for the same period in 2010, an increase of $46.2 million, or 23.4%. The gross profit margin in our International segment was 58.9% and 59.1% for the years ended December 31, 2011 and 2010, respectively. Our International gross profit margin was most significantly impacted by a 1.2% decrease driven by costs associated with an information technology upgrade at our manufacturing facility in Denmark during the third quarter of 2011. During the last six months of the year ended December 31, 2011, we experienced increased demand for our new products which, in combination with temporary productivity issues arising from the information technology upgrade, resulted in decreased inventory levels. As a result, we shipped product from North America thereby incurring incremental freight costs. Our International gross profit margin was also adversely impacted by a 0.8% decrease driven by higher commodity costs and a 0.1% decrease associated with increased floor model discounts related to new product launches, including the Tempur-Cloud®. These decreases in gross profit margin were partially offset by a 0.3% increase due to efficiencies in manufacturing, a 0.9% increase in favorable mix and a 0.7% increase in fixed cost leverage related to higher production volumes. Our International cost of sales for the year ended December 31, 2011 increased to $169.9 million, as compared to $136.3 million for the year ended December 31, 2010, an increase of $33.6 million, or 24.7%.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, and sales force compensation. We also include in Selling and marketing expense certain new product development costs, including market research and new product testing. Selling and marketing expenses increased to $276.9 million for the year ended December 31, 2011 as compared to $199.7 million for the year ended December 31, 2010, an increase of $77.2 million, or 38.7%. Selling and marketing expenses as a percentage of net sales increased to 19.5% in 2011, compared to 18.1% for 2010. Our advertising expense for the year ended December 31, 2011 was $148.8 million, or 10.5% of net sales, compared to $96.6 million, or 8.7%, for the same period in 2010, an increase of $52.2 million, or 54.0%. Our objective is to align advertising expenses with our sales expectations. During 2011, consistent with our strategy, we made additional investments in advertising to increase brand awareness to drive future growth in certain key North American and International markets. All other selling and marketing expenses increased $24.9 million, or 24.2%, which was driven by our increase in net sales. All other selling and marketing expenses as a percentage of net sales were approximately 9.0% and 9.3% for the years ended December 31, 2011 and 2010, respectively.

General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions, and research and development costs. General, administrative and other expenses as a percentage of net sales was 8.9% for the year ended December 31, 2011 as compared to 9.9% for the same period in 2010. General, administrative and other expenses increased to $125.7 million for the year ended December 31, 2011 as compared to $109.8 million for the year ended December 31, 2010, an increase of $15.9 million, or 14.5%. The increase in general, administrative and other expenses are primarily a result of increased salaries and associated expenses of $11.1 million and fees associated with financing programs in our Direct sales channel of $2.3 million, both of which were driven by our strong operating performance. In addition, incremental investments in information technology of $4.8 million also contributed to this increase. The effects of these items were partially offset by decreased legal and professional expenses of $4.4 million, driven by costs incurred in 2010 relating to the acquisition of our third party distributor in Canada and strategic research studies. Research and development expenses for the year ended December 31, 2011 were $9.9 million compared to $7.4 million for the same period in 2010, an increase of $2.5 million, or 33.6%. Consistent with our strategy, we continue to invest in research and development in order to improve our existing product line and continue to introduce new and differentiated products.

   Interest expense, net. Interest expense, net includes the interest costs associated with our borrowings and the amortization of deferred financing costs related to those borrowings. Interest expense, net, decreased to $11.9 million for the year ended December 31, 2011 as compared to $14.5 million for the year ended December 31, 2010, a decrease of $2.6 million, or 17.9%. The decrease in interest expense is primarily attributable to a decrease in the portion of the underlying debt subject to our interest rate swap, which expired on May 31, 2011, offset by an increase in debt outstanding. The interest rate on our variable rate debt was lower than the fixed rate of the interest rate swap.
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

Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations. Our effective tax rate was 33.1% and 31.9% for the years ended December 31, 2011 and 2010, respectively. The increase is primarily related to higher growth in the U.S. market versus other markets.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our debt arrangements and cash and cash equivalents on hand. Principal uses of funds consist of share repurchases made from time to time pursuant to share repurchase authorizations, payments of principal and interest on our debt agreements, acquisition of certain former third party distributors, capital expenditures and working capital. At December 31, 2012, we had working capital of $609.0 million, including cash and cash equivalents of $179.3 million as compared to working capital of $212.2 million including $111.4 million in cash and cash equivalents as of December 31, 2011. Working capital increased primarily due to the receipt and deposit into escrow of the gross proceeds from the sale of the Senior Notes and the increase in cash and cash equivalents.

Cash provided by operating activities decreased $58.8 million to $189.9 million for the year ended December 31, 2012, as compared to $248.7 million for the same period in 2011. The decrease in cash provided by operating activities was due to a decrease in net income of $112.8 million, and a decrease in stock-based compensation amortization of $11.0 million primarily related to our re-evaluation of the probability of meeting certain required financial metrics related to our PRSU grants, partially offset by increased deferred income taxes related to the repatriation of foreign cash strategy and an increase in changes in operating assets and liabilities. The net change in operating assets and liabilities is primarily driven by the prepaid interest associated with the Senior Notes, offset by increased levels of inventory and accounts receivable to support our growth during 2011.

Cash used in investing activities increased to $55.0 million for the year ended December 31, 2012 as compared to $36.1 million for the year ended December 31, 2011, an increase of $18.9 million due to an increase in capital expenditures as described below.

Cash used by financing activities was $70.8 million for the year ended December 31, 2012 as compared to $148.9 million for the year ended December 31, 2011, representing a decrease in cash used of $78.1 million. This decrease was primarily related to a decrease in share repurchases during the year ended December 31, 2012 of $213.3 million, partially offset by a decrease in net borrowings of $113.0 million and a decrease in the amount of deductions taken on our income tax returns for certain stock-based compensation awards exceeding cumulative compensation cost recognized on the financial statements due to decreased stock options exercises.

Capital Expenditures

Capital expenditures totaled $50.5 million for the year ended December 31, 2012 and $29.5 million for the year ended December 31, 2011. The increase in capital expenditures in 2012 is attributable to continued strategic investments, including information technology upgrades and a new corporate headquarters in Lexington, Kentucky. We currently expect our 2013 capital expenditures to be approximately $35.0 million, and relate to continued strategic investments which we believe will support our future plans.

Non-GAAP Financial Information

    We provide information regarding earnings before interest taxes depreciation and amortization ("EBITDA"), adjusted EBITDA, funded debt, adjusted net income and adjusted earnings per share, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. A reconciliation of our net income to EBITDA and adjusted EBITDA and a reconciliation of total debt to funded debt are provided below. We believe the use of these non-GAAP financial measures provides investors with additional useful information with respect to our debt agreements and our compliance with the related debt covenants. A reconciliation of our adjusted earnings per share is provided below. We believe that the use of this non-GAAP financial measure provides investors with additional useful information with respect to the impact of the repatriation of foreign earnings, transaction and integration costs incurred related to the Sealy Acquisition, and restructuring costs.

Debt Service

Our long-term debt increased to $1,025.0 million as of December 31, 2012 from $585.0 million as of December 31, 2011. After giving effect to $650.0 million in borrowings under the 2011 Credit Facility and letters of credit outstanding of $1.0 million, total availability under the 2011 Credit Facility was $119.0 million as of December 31, 2012. On December 12, 2012, we issued $375.0 million aggregate principal amount of 6.875% Senior Notes due 2020. The proceeds from the issuance of the Senior Notes are held in escrow and expect to be available upon closing of the Sealy Acquisition. Refer to ITEM 8, Note 5 to the Consolidated Financial Statements for additional information regarding the Senior Notes.

As of December 31, 2012, we are in compliance with our debt covenants. The table below sets forth the calculation of our compliance related to the 2011 Credit Facility with the funded debt to EBITDA covenant. Both funded debt and EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

On August 8, 2011, we entered into a new four-year interest rate swap agreement effective December 30, 2011 to manage interest costs and the risk associated with changing interest rates associated with a portion of the borrowings outstanding under our 2011 Credit Facility. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating London Inter-bank Offering Rate ("LIBOR") based interest rate to 1.25% on $250.0 million of the outstanding balance as of December 31, 2012 under the 2011 Credit Facility, with the outstanding balance subject to the swap declining over time. The interest rate swap expires on December 30, 2015.

Reconciliation of net income to EBITDA and adjusted EBITDA

The following table sets forth the reconciliation of our reported net income to the calculation of EBITDA for the year ended December 31, 2012:

Year Ended
December 31,
(in millions)	2012
GAAP Net income	$106.8
Plus:
Interest expense	18.8
Income taxes	122.4
Depreciation & amortization	42.0
EBITDA	$290.0
Plus:
Transaction costs related to Sealy Acquisition	8.9
Integration costs related to Sealy Acquisition	2.2
Restructuring costs	1.5
Adjusted EBITDA	$302.6

Reconciliation of total debt to funded debt

The following table sets forth the reconciliation of our reported total debt to the calculation of funded debt and the funded debt to EBITDA ratio as of December 31, 2012:

(in millions, except ratio)	As of December 31, 2012
GAAP basis Total debt	$1,025.0
Less:
Senior Notes	(375.0)
Plus:
Letters of credit outstanding	1.0
Funded debt	$651.0
EBITDA	$290.0
Funded debt to EBITDA	2.24 times

    The ratio of funded debt to EBITDA was 2.24 times, within the covenant in the 2011 Credit Facility, which requires this ratio not exceed 3.0 times.

Reconciliation of net income to adjusted net income

The following table sets forth the reconciliation of our reported net income to the calculation of adjusted net income for the year ended December 31, 2012:

Year Ended
(in millions, except per share amounts)	December 31, 2012
GAAP net income	$106.8
Plus:
Tax provision related to repatriation of foreign earnings	48.1
Transaction costs related to Sealy Acquisition, net of tax	6.7
Integration costs related to Sealy Acquisition, net of tax	1.5
Restructuring costs, net of tax	1.0
Adjusted net income	$164.1

GAAP earnings per share, diluted	$1.70
Tax provision related to repatriation of foreign earnings	0.76
Transaction costs related to Sealy Acquisition, net of tax	0.11
Integration costs related to Sealy Acquisition, net of tax	0.02
Restructuring costs, net of tax	0.02
Adjusted earnings per share, diluted	$2.61

Diluted shares outstanding	62.9

Stockholders’ Equity

Share Repurchase Program.

During 2012, we purchased 5.0 million shares of our common stock for a total cost of $150.0 million pursuant to authorizations made by our Board of Directors. On January 23, 2012, our Board of Directors terminated the existing authority under the July 2011 authorization, as amended in October 2011, and approved a new share repurchase authorization of up to $250.0 million of our common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our debt arrangements. This share repurchase program may be limited, suspended or terminated at any time without notice. We do not expect that we will complete any additional share repurchases for the foreseeable future either before or after the completion of the Sealy Acquisition.

Future Liquidity Sources

Our primary sources of liquidity are cash flow from operations and borrowings under our debt agreements. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 31, 2012, we had $1,025.0 million in total long-term debt outstanding, and our stockholders’ equity was $22.3 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. For discussion of the additional indebtedness we expect to incur as a result of the Sealy Acquisition, refer to below under “Sealy Acquisition”.

Based upon the current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under our debt agreements will be adequate to meet our anticipated debt service requirements, capital expenditures, share repurchases, and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under facilities or otherwise enable us to service our indebtedness or to make anticipated capital expenditures.

At December 31, 2012, total cash and cash equivalents was $179.3 million, of which $19.2 million was held in the U.S. and $160.1 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other foreign currencies, including the U.S. Dollar, is not material to our overall liquidity or financial position. At July 1, 2012, the Company had $352.7 million of undistributed earnings from non-U.S. operations on which no provision for U.S. federal and/or state income tax and foreign withholdings had been provided because Tempur-Pedic International intended to reinvest such earnings indefinitely outside of the United States. Subsequent to July 1, 2012, we changed the classification of those earnings to reflect a change in management’s strategic objective that could require the repatriation of foreign earnings. We expect to repatriate non-U.S. cash holdings in connection with the closing of the proposed Sealy acquisition.

Sealy Acquisition

On September 27, 2012, we announced a definitive agreement to acquire Sealy, which owns some of the most recognized bedding brands in the world, and manufactures and markets a broad range of mattresses and foundations that appeal to a broad range of consumers under the Sealy®, Sealy Posturepedic®, Sealy Embody™, Optimum™ by Sealy Posturepedic®, Stearns & Foster®, and Bassett® brands. In addition to traditional innerspring mattresses, Sealy leverages its brand portfolio to also manufacture and market in the U.S. and internationally specialty (non-innerspring) latex and viscoelastic bedding products. Sealy is also a leading global brand with top market positions in Canada, Mexico and Argentina. Sealy operates through wholly-owned subsidiaries in the U.S., Canada, Mexico, Puerto Rico, Argentina, Uruguay and Chile and through joint ventures and licensee partners in other international markets.

In order to finance the Sealy Acquisition, on December 12, 2012, Tempur-Pedic International Inc. and certain subsidiaries of Tempur-Pedic International Inc. as borrowers and guarantors, entered into the 2012 Credit Agreement with a syndicate of banks. The 2012 Credit Agreement provides for (i) the $350.0 million Revolver, (ii) the Term A Facility of $550.0 million and (iii) the Term B Facility of $870.0 million. The Revolver includes a sublimit for letters of credit and swingline loans, subject to certain conditions and limits. The Revolver and the Term A Facility will mature on the fifth anniversary of the closing and the Term B Facility will mature on the seventh anniversary of the closing. The Revolver, the Term A Facility and the Term B Facility are expected to close and fund in connection with the Sealy Acquisition. The obligations of the lenders to the 2012 Credit Agreement to make the initial loans at the closing of the Sealy Acquisition and the loans subsequent to closing are subject to certain customary closing conditions. Our existing credit facilities will remain in place until the closing of the Sealy Acquisition.

In addition, on December 19, 2012, Tempur-Pedic International Inc. and the Guarantors, issued $375.0 million aggregate principal amount of 6.875% Senior Notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Senior Notes were issued pursuant to the Indenture, among Tempur-Pedic International Inc., the Guarantors and the Trustee. The Notes will be the general unsecured senior obligations of Tempur-Pedic International Inc. and are guaranteed on a senior unsecured basis by the Guarantors. Following the Sealy Acquisition, certain of the Sealy entities will become guarantors of the Notes.  The proceeds from the sale of the Senior Notes are in escrow pending release upon receipt of regulatory approvals and the satisfaction of other conditions to the completion of the Sealy Acquisition.

    We expect to use the net proceeds of the Senior Notes offering, together with cash on hand and borrowings under the 2012 Credit Agreement, to finance the Sealy Acquisition and to pay related fees and expenses.

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2012 are summarized below:

(in millions)	Payment Due By Period
Contractual Obligations	2013	2014	2015	2016	2017	After 2017	Total Obligations (2)(3)
2011 Credit Facility	$—	$—	$—	$650.0	$—	$—	$650.0
Senior Notes	—	—	—	—	—	375.0	375.0
Letters of credit	1.0	—	—	—	—	—	1.0
Interest payments (1)	66.7	42.3	42.3	33.1	25.8	76.3	286.5
Operating leases	7.9	5.1	3.5	2.5	2.3	3.2	24.5
Total	$75.6	$47.4	$45.8	$685.6	$28.1	$454.5	$1,337.0

(1)
Represents interest payments under our debt agreements outstanding as of December 31, 2012, assuming debt outstanding as of the end of 2012 is not repaid until debt matures. For the 2011 Credit Facility, interest payments are calculated based on LIBOR plus applicable margin in effect at December 31, 2012, after giving effect to the interest rate swap agreement that was entered into in August 2011. The interest rate swap converts a declining balance of our outstanding 2011 Credit Facility from a variable rate to a fixed rate. The actual interest rates on the variable indebtedness incurred and the amount of our indebtedness could vary from those used to compute the above interest payment. Interest payments under the Senior Notes are also included. For the 2012 Credit Agreement, we are obligated to pay ticking fees until funding occurs in connection with the Sealy Acquisition. For purposes of the above table, we are assuming the ticking fees remain until the commitment ends, which is September 26, 2013. The aforementioned ticking fees related to the 2012 Credit Agreement are included as well.

(2)
Excludes $18.7 million related to accrued unrecognized tax benefits, relating to the Company’s uncertain tax positions, including interest and penalties, as the period of payment cannot be reasonably estimated.

(3)	Excludes the 2012 Credit Agreement as the funding is contingent upon closing of Sealy Acquisition. The ticking fees are included in interest payments.

Factors That May Affect Future Performance

    General Business and Economic Conditions. Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to continue, particularly in Europe. In light of the macroeconomic environment, we continue to take steps to further align our cost structure with our anticipated level of net sales. We continued to make strategic investments, including: maintaining focus on premium mattresses and pillows and introducing new products; investing in increasing our global brand awareness; extending our presence and improving our Retail account productivity and distribution; investing in our operating infrastructure to meet the requirements of our business; and taking actions to further strengthen our business.

   Competition. Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability, and product performance. We compete with a number of different types of mattress alternatives, including standard innerspring mattresses, viscoelastic mattresses, foam mattresses, hybrid innerspring/foam mattresses, waterbeds, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture and bedding stores, department stores, mass merchants, wholesale clubs, Internet, telemarketing programs, television infomercials, television advertising and catalogs.

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

Managing Trends. Over the last few years, we have had to manage our business through periods of rapid growth, economic uncertainty and increased competition. In the past, our growth has placed, and may continue to place, a strain on our management, production, product distribution network, information systems and other resources. In response to these types of challenges, management has continued to enhance operating and financial infrastructure, as appropriate. In addition, during 2007 through 2009, we had to manage a decline in sales as a result of the macroeconomic environment, and for the nine months ended December 31, 2012, we had to manage a decline in sales, primarily as a result of increased competition. During these periods of sales declines, we have to manage our cost structure to contain costs. Going forward, we expect our expenditures to enhance our operating and financial infrastructure. Expenditures for advertising and other marketing-related activities will continue to be made as our business results allow us the ability to make strategic investments. However, these expenditures may be limited by lower than planned sales or an inflationary cost environment.

Sealy Acquisition. We believe the proposed combination with Sealy provides a comprehensive portfolio of iconic brands, with the most highly recognized brands in North America, and strong brand recognition across Europe, South America and Asia. We believe we will have a complementary product offering, with our expertise in viscoelastic and Sealy’s expertise in innerspring, with the ability to leverage more research and development to strengthen existing products and develop innovative new products. We also believe the acquisition provides opportunities for value creation, with significant cost synergies and distinct revenue synergies across the organizations. We believe the combined companies will have strong financial characteristics with the ability to invest in key growth areas and a commitment to pay down debt. However, the Sealy Acquisition will result in higher financial leverage for Tempur-Pedic, which could make us more vulnerable to general adverse, competitive, economic and industry conditions. The Sealy Acquisition is subject to regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary conditions. While completing the acquisition, we expect to incur transaction and integration costs, which will impact our general, administrative and other expenses, along with our earnings. Refer to ITEM 1A under Part I of this report.

Gross Margins. Our gross margin is primarily impacted by fixed cost leverage; the cost of raw materials; operational efficiency; product, channel and geographic mix; volume incentives offered to certain retail accounts; and costs associated with new product introductions. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization at our three manufacturing facilities. We have made significant investments in our manufacturing infrastructure and have available manufacturing capacity. If we increase our net sales significantly the effect of this operating leverage could have a significant positive impact on our gross margin. Conversely, if we experience significant decreases in our net sales, the effect of this operating deleverage could have a significant negative impact on our gross margin, which occurred during the nine months ended December 31, 2012. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices. Additionally, our overall product mix has shifted to mattresses and other products over the last several years, which has impacted our gross margins because mattresses generally carry lower margins than pillows and are sold with lower margin products such as adjustable bed bases and foundations. The price reductions described above under “Competition” may have a negative impact on our gross margins. We expect our gross margins to decrease slightly for the full year 2013.

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

We continue to evaluate our current product line and potential product introductions in response to the changing competitive environment and consumer research studies. During the third quarter of 2012, we introduced TEMPUR-Breeze™ technology, which creates an extra-cool sleep experience in a variety of ways, including producing extra coolness where the body touches the mattress, helping regulate body heat for a more comfortable temperature throughout the night, and channeling heat away from the mattress. Two new beds featured this TEMPUR-Breeze™ technology, the TEMPUR-Cloud® Supreme Breeze and the TEMPUR-Rhapsody™ Breeze. We also introduced the TEMPUR-Weightless™ Collection, featuring the TEMPUR-Weightless™ Select and TEMPUR-Weightless™ Supreme. The TEMPUR-Weightless™ Collection provides extra responsiveness that allows for easier movement in and out of bed. In January 2013, we introduced our new TEMPUR-ChoiceTM Collection, which offers our pressure-relieving comfort combined with a new multi-zone adjustable support system for personalized comfort on each side of the bed. In conjunction with the above product introductions, we expect to discontinue and close-out certain existing products.

   Additionally, by expanding distribution within our existing accounts, we believe we have the opportunity to grow our business. By extending our product line through our segmentation of products, we should be able to continue to expand the number of Tempur-Pedic® models offered at the retail store level, which should lead to increased sales. Based on this strategy we believe a focus on expanding distribution within our existing accounts and adding additional accounts, provides for continued growth opportunities and market share gains. However, our business may continue to be affected by general business and economic conditions, as well as competition, which could have an impact on demand for our products, which could limit our market share and decrease sales. As of December 31, 2012, our products were sold in approximately 8,700 furniture and bedding retail stores in the North American segment, out of a total of approximately 11,500 stores we have identified as appropriate targets. Within this addressable market, our plan is to increase our total penetration to a total of 9,000 to 10,000 stores over time. As of December 31, 2012, our products were also sold in approximately 5,750 furniture retail and department stores in the International segment, out of a total of approximately 8,000 stores that we have identified as appropriate targets. We are continuing to develop products that are responsive to consumer demand in both of our geographic segments.

Financial Leverage. As of December 31, 2012, we had $1,025.0 million of long-term debt outstanding, and our stockholders’ equity was $22.3 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. During the year ended December 31, 2012, we increased our total debt by $440.0 million which, along with our diminished performance in 2012, increased our leverage ratios. We anticipate incurring $1,900.0 million of indebtedness to fund the closing of the Sealy Acquisition, including payoff of our 2011 Credit Facility and Sealy’s outstanding debt. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available. As of December 31, 2012, our ratio of funded debt to EBITDA was 2.24 times, within the covenant in our debt agreements, which requires this ratio not exceed 3.0 times. On August 8, 2011, we entered into a new four-year interest rate swap agreement to manage interest costs and the risk of changing interest rates associated with a portion of our borrowings outstanding under our 2011 Credit Facility. Refer to Note 7, “Derivative Financial Instruments,” of our financial statements for the year ended December 31, 2012 for additional information regarding our derivative instruments, including this interest rate swap. In connection with Sealy Acquisition, we expect to incur a significant amount of debt. See ITEM 7A under Part II of this report.

Exchange Rates. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between Tempur-Pedic subsidiaries and their customers and suppliers, as well as between the Tempur-Pedic subsidiaries themselves. These hedging transactions may not succeed in effectively managing our foreign currency exchange rate risk. We do not apply hedge accounting to these contracts. See ITEM 7A under Part II of this report.

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

Our estimates of sales returns are a critical component of our revenue recognition. We recognize sales, net of estimated returns, when we ship our products to customers and the risks and rewards of ownership are transferred to them. Estimated sales returns are provided at the time of sale, based on our level of historical sales returns. We allow returns for up to 90 days following a sale, depending on the channel and promotion. Our level of sales returns differs by channel, with our Direct channel typically experiencing the highest rate of returns. Our level of returns has been consistent with our estimates and prior years.

We do not recognize revenue unless collectability is reasonably assured at the time of sale. We extend credit based on the creditworthiness of our customers, and generally no collateral is required at the time of sale. Our allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts. We determine the allowance based on historical write-off experience and current economic conditions and also consider factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Historically, less than 1.0% of net sales ultimately prove to be uncollectible. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote.

Warranties. Cost of sales includes estimated costs to service warranty claims of our customers. Our estimate is based on our historical claims experience and extensive product testing that we perform from time to time. We provide a 25-year warranty for sales in the North American segment and a 15-year warranty for International segment sales on mattresses, each prorated. Because the majority of our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. Our estimate of warranty claims could be adversely affected if our historical experience differs materially from the performance of the product in our product testing. We also provide a 3-year warranty on pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized.

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

We have determined that our reporting units for allocation of goodwill are our North American and International operating segments. The most recent annual impairment tests performed as of October 1, 2012, indicated that the fair values of each of our reporting units and trade name (which has an indefinite life) were substantially in excess of their carrying values. Despite that excess, however, impairment charges could still be required if a divestiture decision were made or other significant economic event were made or occurred with respect to one of our reporting units. Subsequent to our October 1, 2012 annual impairment test, no indications of an impairment were identified.

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

We recognize deferred tax assets in our Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. A valuation allowance is recorded against certain deferred tax assets to reduce the consolidated deferred tax asset to an amount that will, more likely than not, be realized in future periods. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of foreign tax loss carryforwards, and the expiration dates of such tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances. At December 31, 2012, we have provided valuation allowances for substantially all subsidiaries in a cumulative three year loss position.

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

Impact of Recently Issued Accounting Pronouncements

Refer to ITEM 8 under Part II of this report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. Should currency rates change sharply, our results could be impacted.

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at December 31, 2012, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.1 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

We are exposed to changes in interest rates. Our 2011 Credit Facility has a variable rate. On August 8, 2011, we entered into a new four-year interest rate swap agreement to manage interest costs and the risk of changing interest rates associated with a portion of the borrowings outstanding under our 2011 Credit Facility. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 1.25% on $250.0 million of our outstanding LIBOR-based debt as of December 31, 2012, with the outstanding balance declining over time. The interest rate swap expires on December 30, 2015. We select the LIBOR-based rate on the hedged portion of our outstanding LIBOR-based debt during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as Interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as Interest expense, net during the current period.

    Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On December 31, 2012, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $400.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $4.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, ITEM 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2012.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company’s internal control over financial reporting as of December 31, 2012. That report appears on page 53 of this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tempur-Pedic International Inc. and Subsidiaries

We have audited Tempur-Pedic International Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tempur-Pedic International Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tempur-Pedic International Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our reported dated February 1, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 1, 2013

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders (the Proxy Statement) under the sections entitled “Proposal One—Election of Directors,” and “Board of Directors’ Meetings, Committees of the Board and Related Matters—Corporate Governance,” — "Committees of the Board,” —“Policies Governing Director Nominations,” and “Executive Compensation and Related Information—Section 16(a) Beneficial Ownership Reporting Compliance.”

Information relating to executive officers is incorporated herein by reference from our Proxy Statement under the section entitled "Proposal One—Election of Directors—Executive Officers."

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

For information required by S-K 201(d) refer to ITEM 5 under Part II of this report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Proposal Two— Ratification of Independent Auditors—Fees for Independent Auditors During Fiscal Year Ended December 31, 2013” and “—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	Financial statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:
Schedule II—Valuation of Qualifying Accounts and Reserves

All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

3.	Exhibits:

The following is an index of the exhibits included in this report or incorporated herein by reference.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of September 26, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed on September 27, 2012). (1)
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

4.2	Indenture dated as of December 19, 2012 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on December 19, 2012). (1)
4.3	Registration Rights Agreement dated as of December 19, 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on December 19, 2012). (1)
10.1	Amended and Restated Credit Agreement, dated as of June 28, 2011 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on June 29, 2011). (1)
10.2	Amendment No. 2 dated December 12, 2012, to that certain Amended and Restated Credit Agreement dated as of June 28, 2011.
10.3	Commitment Letter dated September 26, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on September 27, 2012). (1)
10.4
Letter Agreement dated as of September 26, 2012 between Sealy Holding LLC and Tempur-Pedic International Inc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on October 30, 2012). (1)

10.5	Credit Agreement dated as of December 12, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 12, 2012). (1)
10.6	Purchase Agreement dated December 12, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 19, 2012). (1)
10.7	Escrow and Security Agreement dated as of December 19, 2012 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 19, 2012). (1)
10.8
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

10.11
Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.12	Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on July 28, 2010). (1) (2)
10.13	Tempur-Pedic International Inc. 2002 Stock Option Plan (filed as Exhibit 10.5 to the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) as filed on September 23, 2003). (1) (2)
10.14
Amended and Restated Tempur-Pedic International Inc. 2003 Equity Incentive Plan (filed as Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-31922) as filed on March 25, 2009). (1) (2)

10.15
First Amendment to the Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Registration Proxy Statement on Schedule 14A (File No. 001-31922) as filed on March 25, 2009). (1) (2)

10.16	Tempur-Pedic International Inc. Long-term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on February 19, 2010). (1) (2)
10.17	Amended and Restated Annual Incentive Bonus Plan for Senior Executives (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on April 27, 2010). (1) (2)
10.18
Tempur-Pedic International Inc. 2003 Employee Stock Purchase Plan (filed as Exhibit No. 10.18 to Amendment No. 3 to the Registrant’s registration statement on Form S-1 (File No. 333-109798) filed with the Commission on December 12, 2003). (1) (2)

10.19
Employment and Noncompetition Agreement dated as June 30, 2008, between Tempur-Pedic International Inc. and Mark Sarvary (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on June 30, 2008). (1) (2)

10.20
Employment Agreement dated as of July 18, 2006 between Tempur-Pedic International Inc. and Richard Anderson (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed November 7, 2006). (1) (2)

10.21
Employment and Noncompetition Agreement dated as of December 1, 2004, between Tempur-Pedic International Inc. and Matthew D. Clift (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 2, 2004). (1) (2)

10.22
Employment and Non-Competition Agreement by and between Tempur-Pedic International Inc. and Lou Hedrick Jones dated as of June 1, 2009) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on July 27, 2009). (1) (2)

10.23
Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery (filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 ((File No. 333-109054-02) as filed on October 31, 2003). (1) (2)

10.24
Employment and Non-Competition Agreement by and between Tempur-Pedic International Inc. and Brad Patrick dated as of September 1, 2010) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on October 28, 2010). (1) (2)

10.25
Amended and Restated Employment Agreement dated March 5, 2008 by and among Tempur-Pedic International Inc., Tempur World, LLC and Dale E. Williams (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed March 7, 2008). (1) (2)

10.26	Form of Stock Option Agreement under the 2003 Equity Incentive Plan (filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1) (2)
10.27	Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (EVP) (filed as Exhibit 9.1 to Registrant’s Current Report on Form 8-K as filed on May 19, 2008). (1) (2)
10.28
Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director) (filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K as filed on February 12, 2009).  (1) (2)

10.29
Form of Stock Option Agreement under the United Kingdom Approved Share Option Sub Plan to the 2003 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed on April 30, 2009). (1) (2)

10.30	Form of Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on February 19, 2010). (1) (2)
10.31	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on February 19, 2010). (1) (2)
10.32	Form of Stock Option Agreement ((filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on February 19, 2010). (1) (2)
10.33
Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director) (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on July 28, 2010). (1) (2)

10.34
Stock Option Agreement dated as of March 12, 2004 between Tempur-Pedic International Inc. and Nancy F. Koehn (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 17, 2004). (1) (2)

10.35
Option Agreement dated as of December 1, 2004 between Tempur-Pedic International Inc. and Matthew D. Clift (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 2, 2004). (1) (2)

10.36
Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and David Montgomery (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1) (2)

10.37
Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and Dale E. Williams (filed as Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1) (2)

10.38
Stock Option Agreement dated February 5, 2008 between Tempur-Pedic International, Inc. and Richard Anderson (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on May 6, 2008).  (1) (2)

10.39
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
101
The following materials from Tempur-Pedic International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' Equity,  (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

TEMPUR-PEDIC INTERNATIONAL, INC. (Registrant)

February 1, 2013	By:	/s/ MARK SARVARY
Mark Sarvary
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on the 1st of February, 2013, on behalf of the registrant and in the capacities indicated.

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
Robert B. Trussell, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Tempur-Pedic International Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tempur-Pedic International Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tempur-Pedic International Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tempur-Pedic International Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 1, 2013

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)

	Year Ended December 31,
	2012	2011	2010
Net sales	$1,402.9	$1,417.9	$1,105.4
Cost of sales	688.3	674.8	550.0
Gross profit	714.6	743.1	555.4
Selling and marketing expenses	319.1	276.9	199.7
General, administrative and other expenses	147.2	125.7	109.8
Operating income	248.3	340.5	245.9

Other expense, net:
Interest expense, net	(18.8)	(11.9)	(14.5)
Other expense, net	(0.3)	(0.2)	(0.5)
Total other expense	(19.1)	(12.1)	(15.0)

Income before income taxes	229.2	328.4	230.9
Income tax provision	122.4	108.8	73.7
Net income	$106.8	$219.6	$157.2

Earnings per common share:
Basic	$1.74	$3.27	$2.23
Diluted	$1.70	$3.18	$2.16
Weighted average common shares outstanding:
Basic	61.5	67.1	70.3
Diluted	62.9	69.1	72.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$106.8	$219.6	$157.2
Other comprehensive income (loss) before tax:
Foreign currency translation adjustments, net of tax of $(2.7) in 2012	8.2	(7.8)	(1.5)
Derivative instruments accounted for as hedges, net of reclassification adjustments and net of tax of $(0.7), $(0.5) and $2.1, respectively	(1.1)	(0.7)	3.3
Other comprehensive income (loss), net of tax	7.1	(8.5)	1.8
Comprehensive income	$113.9	$211.1	$159.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2012	December 31, 2011

ASSETS

Current Assets:
Cash and cash equivalents	$179.3	$111.4
Accounts receivable, net	129.8	142.4
Inventories	93.0	91.2
Receivable from escrow	375.0	―
Prepaid expenses and other current assets	41.4	20.1
Deferred income taxes	2.6	14.7
Total Current Assets	821.1	379.8
Property, plant and equipment, net	186.0	160.5
Goodwill	216.1	213.3
Other intangible assets, net	63.1	66.5
Deferred income taxes	10.4	9.1
Other non-current assets	16.3	9.0
Total Assets	$1,313.0	$838.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$85.8	$69.9
Accrued expenses and other current liabilities	84.3	76.6
Deferred income taxes	26.5	0.6
Income taxes payable	15.5	20.5
Total Current Liabilities	212.1	167.6
Long-term debt	1,025.0	585.0
Deferred income taxes	31.4	33.3
Other non-current liabilities	22.2	21.5
Total Liabilities	1,290.7	807.4

Commitments and contingencies—see Note 11

Stockholders' Equity
Common stock, $0.01 par value, 300.0 shares authorized; 99.2 shares issued as of December 31, 2012 and 2011	1.0	1.0
Additional paid in capital	379.0	361.8
Retained earnings	849.3	742.5
Accumulated other comprehensive loss	(7.6)	(14.7)
Treasury stock at cost; 39.5 and 35.4 shares as of December 31, 2012 and 2011, respectively	(1,199.4)	(1,059.8)
Total Stockholders’ Equity	22.3	30.8
Total Liabilities and Stockholders’ Equity	$1,313.0	$838.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Shares		Treasury Shares
	Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2009	99.2	$1.0	24.1	$(485.3)	$298.8	$365.7	$(8.0)	$172.2
Comprehensive income:
Net income						157.2		157.2
Derivative instruments accounted for as hedges, net of reclassification adjustments							3.3	3.3
Foreign currency adjustments							(1.5)	(1.5)
Total comprehensive income						157.2	1.8	159.0
Purchase of non-controlling interest					(1.5)			(1.5)
Exercise of stock options			(1.9)	22.7	6.4			29.1
Tax adjustments related to stock compensation					5.6			5.6
Treasury stock repurchased			8.5	(250.0)				(250.0)
Amortization of unearned stock-based compensation					11.6			11.6
Balance, December 31, 2010	99.2	$1.0	30.7	$(712.6)	$320.9	$522.9	$(6.2)	$126.0
Comprehensive income:
Net income						219.6		219.6
Derivative instruments accounted for as hedges, net of reclassificiation adjustments							(0.7)	(0.7)
Foreign currency adjustments							(7.8)	(7.8)
Total comprehensive income						219.6	(8.5)	211.1
Purchase of non-controlling interest
Exercise of stock options			(1.8)	21.3	5.0			26.3
Tax adjustments related to stock compensation					19.2			19.2
Treasury stock repurchased			6.5	(368.5)				(368.5)
Amortization of unearned stock-based compensation					16.7			16.7
Balance, December 31, 2011	99.2	$1.0	35.4	$(1,059.8)	$361.8	$742.5	$(14.7)	$30.8
Comprehensive income:
Net income						106.8		106.8
Derivative instruments acounted for as hedges, net of tax of $(0.7)							(1.1)	(1.1)
Foreign currency adjustments, net of tax of $(2.7)							8.2	8.2
Total comprehensive income						106.8	7.1	113.9
Exercise of stock options			(0.9)	10.4	1.0			11.4
Tax adjustments related to stock compensation					10.5			10.5
Treasury stock repurchased			5.0	(150.0)				(150.0)
Amortization of unearned stock-based compensation					5.7			5.7
Balance December 31, 2012	99.2	$1.0	39.5	$(1,199.4)	$379.0	$849.3	$(7.6)	$22.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106.8	$219.6	$157.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.3	34.3	32.4
Amortization of stock-based compensation	5.7	16.7	11.6
Amortization of deferred financing costs	1.4	1.0	0.7
Bad debt expense	2.5	1.6	0.5
Deferred income taxes	38.4	(8.5)	4.9
Foreign currency adjustments and other	2.1	1.2	(0.5)
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	11.8	(30.2)	(12.8)
Inventories	0.1	(18.5)	(6.7)
Prepaid expenses and other current assets	(29.4)	(2.8)	(6.5)
Accounts payable	14.3	21.7	(1.1)
Accrued expenses and other	5.1	3.9	(0.4)
Income taxes payable	(5.2)	8.7	4.8
Net cash provided by operating activities	189.9	248.7	184.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(50.5)	(29.5)	(18.1)
Acquisition of businesses, net of cash acquired	(4.5)	(4.6)	(18.7)
Other	―	(2.0)	(0.7)
Net cash used in investing activities	(55.0)	(36.1)	(37.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term revolving credit facility	352.0	821.5	308.8
Repayments of long-term revolving credit facility	(287.0)	(643.5)	(197.8)
Payment of deferred financing costs	(2.3)	(6.2)	—
Proceeds from issuance of common stock	11.4	26.3	28.6
Excess tax benefit from stock based compensation	10.5	19.2	5.6
Treasury stock repurchased	(152.6)	(365.9)	(250.0)
Other	(2.8)	(0.3)	(1.6)
Net cash used in financing activities	(70.8)	(148.9)	(106.4)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3.8	(5.9)	(0.6)
Increase in cash and cash equivalents	67.9	57.8	39.6
CASH AND CASH EQUIVALENTS, beginning of period	111.4	53.6	14.0
CASH AND CASH EQUIVALENTS, end of period	$179.3	$111.4	$53.6

Supplemental cash flow information:
Cash paid during the period for:
Interest	$37.1	$8.0	$13.6
Income taxes, net of refunds	$80.1	$84.2	$63.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business. Tempur-Pedic International Inc., a Delaware corporation, together with its subsidiaries, is a U.S. based, multinational company. The term “Tempur-Pedic International” refers to Tempur-Pedic International Inc. only, and the term “Company” refers to Tempur-Pedic International Inc. and its consolidated subsidiaries. Tempur World, Inc. was formed on January 1, 2000 to combine the manufacturing facilities and the global distribution capabilities of all TEMPUR® products, and Tempur-Pedic International Inc. was formed in 2002 to acquire Tempur World, Inc. This acquisition (“Tempur Acquisition”) was effective as of November 1, 2002.

The Company manufactures, markets and sells products including pillows, mattresses and other related products. The Company manufactures essentially all its pressure-relieving TEMPUR® products at three manufacturing facilities, with one located in Denmark and two in the U.S. The Company has sales distribution subsidiaries operating in North America, Europe, Asia Pacific and South America and has third party distribution arrangements in certain other countries where it does not have subsidiaries. The Company sells its products through four sales channels: Retail, Direct, Healthcare and Third party.

The Company reclassified certain accrued expenses and other current liabilities to other non-current liabilities and current deferred income tax assets and non-current deferred income tax liabilities to non-current deferred tax assets and current deferred income tax liabilities to conform to the 2012 presentation of consolidated financial statements. This change does not materially impact previously reported subtotals or totals within the accompanying Consolidated Financial Statements for any previous period presented.

(b) Basis of Consolidation. The accompanying financial statements include the accounts of Tempur-Pedic International and its subsidiaries. All subsidiaries are wholly-owned. Intercompany balances and transactions have been eliminated. As of December 31, 2012, the Company does not hold any interest in variable-interest entities.

(c) Use of Estimates. The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies and changes in the prices of raw materials, can have a significant effect on operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.

(d) Foreign Currency. Assets and liabilities of non-U.S. subsidiaries, whose functional currency is the local currency, are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the financial statements of foreign subsidiaries are included in accumulated other comprehensive loss (“OCL”), a component of stockholders’ equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchanges rates on the transaction date and on the settlement date.

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    (f) Cash and Cash Equivalents. Cash and cash equivalents consist of all highly liquid investments with initial maturities of three months or less.

(g) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

	December 31,
(in millions)	2012	2011
Finished goods	$68.5	$65.4
Work-in-process	7.9	9.1
Raw materials and supplies	16.6	16.7
	$93.0	$91.2

            (h) Property, Plant and Equipment. Property, plant and equipment are carried at cost at acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives
Buildings	25-30 years
Computer equipment and software	3-5 years
Leasehold improvements	4-7 years
Machinery equipment	3-7 years
Office furniture and fixtures	5-7 years

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(j) Goodwill and Other Intangible Assets. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate an impairment may have occurred. The Company performs an annual impairment test on all existing goodwill and other indefinite lived assets on October 1 of each year and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company reviewed goodwill for impairment based on its identified reporting units, which include the Company’s North American and International operating segments. In conducting the impairment test, the fair value of each of the Company’s reporting units is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. The Company’s determination of fair value of the reporting units is based on an income approach, with an appropriate risk adjusted discount rate, and a market approach. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company also tests its indefinite-lived intangible assets, principally trademarks, for impairment using a “relief-from-royalty” method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates. The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in 2012, 2011 and 2010, none of which resulted in the recognition of impairment charges. For further information on goodwill and other intangible assets see Note 4, “Goodwill and Other Intangible Assets”.

(k) Accrued Sales Returns. The Company allows product returns up to 90 days following a sale through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The level of sales returns differs by channel with the Direct channel typically experiencing the highest rate of return. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

    The Company had the following activity for sales returns from December 31, 2010 to December 31, 2012:

(in millions)
Balance as of December 31, 2010	$4.4
Amounts accrued	48.6
Returns charged to accrual	(47.7)
Balance as of December 31, 2011	5.3
Amounts accrued	45.4
Returns charged to accrual	(45.6)
Balance as of December 31, 2012	$5.1

(l) Warranties. The Company provides a 25-year warranty for North American sales and a 15-year warranty for International sales on mattresses, each prorated. The Company also provides a 3-year warranty on pillows. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized. Estimates of warranty expenses are based primarily on historical claim experience and product testing. Warranties are included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

The Company had the following activity for warranties from December 31, 2010 to December 31, 2012:

(in millions)
Balance as of December 31, 2010	$4.1
Amounts accrued	5.3
Warranties charged to accrual	(5.1)
Balance as of December 31, 2011	4.3
Amounts accrued	6.0
Warranties charged to accrual	(5.5)
Balance as of December 31, 2012	$4.8

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Consolidated Balance Sheets was $8.2 million and $6.8 million as of December 31, 2012 and 2011, respectively.

The Company reflects all amounts billed to customers for shipping and handling in net sales and the costs incurred from shipping and handling product in cost of sales. Amounts included in net sales for shipping and handling were approximately $4.9 million, $6.0 million and $6.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amounts included in cost of sales for shipping and handling were $99.7 million, $101.2 million and $87.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

    (o) Cost of Sales. Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes.

    (p) Sales promotions and incentives. At the time of sale, the Company records an estimate for sales promotion and incentive costs. Examples of sales promotion and incentive programs include cash discounts, funds for promotional and market activities, volume-based incentive programs and other sales discounts and promotional programs. For customer incentives that must be earned, the Company makes estimates related to the contractual terms, customer performance and sales volume to determine the total amounts earned. The expense of each program is classified either as a reduction from revenues and presented within net sales, or as a component of selling and market expenses, in the accompanying Consolidated Statements of Income.

    (q) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $164.5 million, $148.8 million and $96.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Advertising costs include expenditures for shared advertising costs that the Company reimburses to customers under its integrated advertising program. These obligations are accrued and expensed when the related revenues are recognized. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $8.2 million and $9.1 million as of December 31, 2012 and 2011, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (r) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were approximately $15.6 million, $9.9 million and $7.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

    (s) Stock-Based Compensation. The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. Stock-based compensation cost for restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and deferred stock units (“DSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost as expense for awards other than its PRSUs ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its PRSUs over the requisite service period if it is probable that the performance conditions will be satisfied. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. Further information regarding stock-based compensation can be found in Note 10, “Stock-Based Compensation.”

    (t) Treasury Stock. The Board of Directors may authorize share repurchases of the Company’s common stock (“Share Repurchase Authorizations”). Share repurchases under these authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company, and a committee of the Board, deem appropriate. Shares repurchased under Share Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee share-based award plans. Treasury shares are accounted for under the cost method and reported as a reduction of stockholders’ equity. Share Repurchase Authorizations may be suspended, limited or terminated at any time without notice.

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

(2) Recently Issued Accounting Pronouncements

    In July 2012, the Financial Accounting Standards Board issued an Accounting Standards Update which allows companies to assess qualitative factors to determine the likelihood of indefinite-lived intangible asset impairment and whether it is necessary to perform the quantitative impairment test currently required. This guidance is effective for interim and annual periods beginning after September 15, 2012, with early adoption permitted. The adoption of this pronouncement did not have an impact on the Company’s Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Acquisitions

Sealy Corporation

On September 27, 2012, the Company announced it had entered into an Agreement and Plan of Merger (“Merger Agreement”) to acquire Sealy Corporation (“Sealy”), by merging Sealy with a newly-formed subsidiary of the Company (the “Merger”). Sealy, headquartered in Trinity, North Carolina, owns one of the largest bedding brands in the world, and manufactures and markets a complete line of bedding products. Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the Merger will be cancelled and (other than shares held by Sealy or Tempur-Pedic or their subsidiaries or Sealy stockholders who properly exercise appraisal rights) converted into the right to receive $2.20 in cash. The Company anticipates that the total consideration to be paid, including payments on account of existing Sealy options and equity share units and the assumption of outstanding indebtedness of Sealy less cash assumed, will be approximately $1,300.0 million. The transaction is expected to be completed in the first half of calendar 2013 and is subject to regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. The Merger Agreement contains certain termination rights for both the Company and Sealy and further provides that, upon termination of the Merger Agreement under certain circumstances, Sealy may be obligated to pay the Company a termination fee of $25.0 million. In addition, if antitrust enforcement agencies either commence or inform the parties that they intend to commence an action to enjoin the Merger, (i) the Company may be required to pay Sealy a termination fee of $90.0 million if both parties elect to terminate the Merger Agreement or (ii) a termination fee of $90.0 million (or $40.0 million if the Company elects to terminate the Merger Agreement but Sealy does not so elect to terminate) if the Merger does not close due to a failure to receive antitrust approval in the nine months following the execution of the Merger Agreement, subject to certain extensions.

Third Party Distributors

On July 5, 2012, the Company acquired its third party distributor in Brazil. The Company paid $2.2 million in cash to acquire this entity, with future payments due to the former owners if certain operational targets are met. Assets acquired and liabilities assumed include accounts receivables, inventories, prepaid expenses and other current assets, property, plant and equipment, accounts payable, and accrued expenses and other current liabilities.

On April 2, 2012, the Company acquired its third party distributor in Poland. The Company paid $1.7 million in cash to acquire this entity, with future payments due to the former owners if certain operational targets are met. Assets acquired include certain intangible assets, inventories and prepaid expenses and other current assets.

(4) Goodwill and Other Intangible Assets

    The following summarizes changes to the Company’s goodwill, by reportable business segment:

(in millions)	North America	International	Total
Balance as of December 31, 2010	$109.0	$103.5	$212.5
Foreign currency translation adjustments	(0.5)	(0.1)	(0.6)
Goodwill resulting from acquisition	―	1.4	1.4
Balance as of December 31, 2011	108.5	104.8	213.3
Foreign currency translation adjustments	0.4	0.2	0.6
Goodwill resulting from acquisition	―	2.2	2.2
Balance as of December 31, 2012	$108.9	$107.2	$216.1

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following table summarizes information relating to the Company’s other intangible assets:

		December 31, 2012			December 31, 2011
	Useful	Gross		Net			Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(in millions)	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$55.0	$—	$55.0	$55.0	$—	$55.0
Amortized intangible assets:
Technology	10	$16.0	$16.0	$—	$16.0	$14.7	$1.3
Patents & other trademarks	5-20	12.9	9.9	3.0	12.5	9.1	3.4
Customer database	5	4.9	4.9	—	4.9	4.9	—
Foam formula	10	3.7	3.7	—	3.7	3.4	0.3
Reacquired rights	3	5.8	5.3	0.5	5.6	3.3	2.3
Customer relationships	5	6.7	2.1	4.6	5.1	0.9	4.2
Total		$105.0	$41.9	$63.1	$102.8	$36.3	$66.5

    Amortization expense relating to intangible assets for the Company was $5.4 million, $5.4 million and $4.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any period.

Annual amortization of intangible assets is expected to be as follows:

(in millions)
Year Ending December 31,
2013	$2.2
2014	1.6
2015	1.5
2016	1.0
2017	0.2

(5) Long-term Debt

Long-term debt for the Company consisted of the following:

	December 31,
(in millions)	2012	2011
Long-term debt:
2011 Domestic long-term revolving credit facility payable to lenders, interest at Base Rate or LIBOR plus applicable margin (2.21% and 2.05% as of December 31, 2012 and 2011, respectively), commitment through and due June 28, 2016	$650.0	$585.0
$375.0 million senior notes payable to lenders, interest at 6.875%, due December 15, 2020	375.0	—
Total long-term debt	$1,025.0	$585.0

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 Credit Facility

On October 18, 2005, the Company entered into a credit agreement (the “2011 Credit Facility”) with a syndicate of banks. On June 28, 2011, the Company amended and restated its 2011 Credit Facility, as amended, which increased the total availability under the 2011 Credit Facility to an aggregate of $770.0 million, added an option to increase domestic availability by an additional $250.0 million, extended the maturity date to June 28, 2016, and increased the applicable margins and certain fees to current market conditions.

The 2011 Credit Facility consists of domestic and foreign credit facilities (the “2011 Revolvers”) that provide for the incurrence of indebtedness up to an aggregate principal amount of $770.0 million. The domestic credit facility is a five-year, $745.0 million revolving credit facility. The foreign credit facility is a five-year, $25.0 million revolving credit facility. The 2011 Revolvers provide for the issuance of letters of credit and bank guarantees (“Contingent Liabilities”) which, when issued, constitute usage and reduce availability under the 2011 Revolvers. The aggregate amount of Contingent Liabilities outstanding under the 2011 Revolvers was $1.0 million at December 31, 2012. After giving effect to Contingent Liabilities and $650.0 million in borrowings under the 2011 Revolvers, total availability under the 2011 Revolvers was $119.0 million as of December 31, 2012. Both credit facilities bear interest at a rate equal to the applicable margin, as determined in accordance with a performance pricing grid set forth in the 2011 Credit Facility, plus one of the following indexes: London Inter-Bank Offering Rate (LIBOR) and for U.S. dollar-denominated loans only, a base rate. The base rate of U.S. dollar-denominated loans is defined as the higher of the Bank of America prime rate or the Federal Funds rate plus 0.50%. The Company also pays an annual commitment fee on the unused amount of the Credit Facility. The commitment fee is calculated based on the consolidated leverage ratio and ranges from 0.375% to 0.50%.

The 2011 Credit Facility is guaranteed by Tempur-Pedic International, as well as certain other subsidiaries of Tempur-Pedic International, and is secured by certain fixed and intangible assets of Dan-Foam ApS and substantially all the Company’s U.S. assets. The 2011 Credit Facility contains certain financial covenants and requirements affecting the Company, including a consolidated interest coverage ratio and a consolidated leverage ratio. The Company amended the 2011 Credit Facility to exclude the Senior Notes and related interest described below from the covenants. The Company was in compliance with all covenants as of December 31, 2012.

In conjunction with the Company amending and restating its 2011 Credit Facility, $6.2 million of deferred financing costs were capitalized and will be amortized over the five year extension.

Senior Notes

On December 19, 2012, Tempur-Pedic International issued $375.0 million aggregate principal amount of 6.875% senior notes due 2020 (the “Senior Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of December 19, 2012 (the “Indenture”), among the Company, certain subsidiaries of Tempur-Pedic International as guarantors (the “Guarantors”), and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Senior Notes are general unsecured senior obligations of Tempur-Pedic International and are guaranteed on a senior unsecured basis by the Guarantors. Upon the anticipated close of the Sealy Acquisition, Sealy and certain of its subsidiaries will become guarantors of the Senior Notes.

The Senior Notes mature on December 15, 2020, and interest is payable semi-annually in arrears on each June 15 and December 15, beginning on June 15, 2013. As part of the escrow arrangements described below, the Company funded into escrow $20.2 million to fund interest through October 1, 2013. At December 31, 2012, $19.3 million remained as prepaid interest and is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tempur-Pedic International has the option to redeem all or a portion of the Senior Notes at any time on or after December 15, 2016. The initial redemption price is 103.438% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline each year after 2016 and will be 100.0% of the principal amount beginning on December 15, 2018. In addition, Tempur-Pedic International has the option at any time prior to December 15, 2016 to redeem some or all of the Senior Notes at 100.0% of the original principal amount plus a “make-whole” premium and accrued and unpaid interest, if any. Tempur-Pedic International may also redeem up to 35.0% of the Senior Notes prior to December 15, 2015 under certain circumstances with the net cash proceeds from certain equity offerings at 106.875% of the principal amount plus accrued and unpaid interest, if any. Tempur-Pedic International may make such redemptions only if, after any such redemption, at least 65.0% of the aggregate principal amount of the Senior Notes issued remains outstanding.

The Indenture restricts the ability of Tempur-Pedic International and the ability of certain of its subsidiaries to, among other things: (i) incur, directly or indirectly, debt; (ii) make, directly or indirectly, certain investments and restricted payments; (iii) incur or suffer to exist, directly or indirectly, liens on its properties or assets; (iv) sell or otherwise dispose of, directly or indirectly, assets; (v) create or otherwise cause or suffer to exist any consensual restriction on the right of certain of the subsidiaries of Tempur-Pedic International to pay dividends or make any other distributions on or in respect of their capital stock; (vi) enter into transactions with affiliates; (vii) engage in sale-leaseback transactions; (viii) purchase or redeem capital stock or subordinated indebtedness; (ix) issue or sell stock of restricted subsidiaries; and (x) effect a consolidation or merger. These covenants are subject to a number of exceptions and qualifications.

Concurrently with the closing of the Senior Notes, Tempur-Pedic International entered into an escrow and security agreement (the “Escrow Agreement”) with the Trustee, as escrow agent. The gross proceeds from the sale of the Senior Notes, together with additional cash necessary to fund the redemption of the Senior Notes at the stated redemption rate and pay accrued interest to October 1, 2013, have been deposited into the escrow account.   If the Sealy Acquisition is consummated on or prior to September 26, 2013, the amounts held in escrow will be released to Tempur-Pedic International to finance the cash purchase price of the Sealy Acquisition. If the Sealy Acquisition is not consummated on or prior to September 26, 2013, the Senior Notes will be subject to a special mandatory redemption at a redemption price of 100.0% of the principal amount plus accrued and unpaid interest, if any, and the amounts held in the escrow account will be used to fund the redemption.

Also in conjunction with the issuance and sale of the Senior Notes, Tempur-Pedic International and the Guarantors have agreed through a Registration Rights Agreement to exchange the Senior Notes for a new issue of substantially identical registered notes under the Securities Act. Tempur-Pedic International and the Guarantors are required to pay additional interest if the Senior Notes are not registered within the specified time periods outlined within the Registration Rights Agreement.

2012 Credit Agreement

On December 12, 2012, Tempur-Pedic International and certain subsidiaries of Tempur-Pedic International as borrowers and guarantors, entered into a credit agreement (the “2012 Credit Agreement”) with a syndicate of banks.  The 2012 Credit Agreement provides for (i) a revolving credit facility of $350.0 million (the “Revolver”), (ii) a term A facility of $550.0 million (the “Term A Facility”) and (iii) a term B facility of $870.0 million (the “Term B Facility”). The Revolver includes a sublimit for letters of credit and swingline loans, subject to certain conditions and limits. The Revolver and the Term A Facility will mature on the fifth anniversary of the closing and the Term B Facility will mature on the seventh anniversary of the closing. The Revolver, the Term A Facility and the Term B Facility are expected to close and fund in connection with the Sealy Acquisition. The obligations of the lenders to the 2012 Credit Agreement to make the initial loans at the closing of the Sealy Acquisition, and the loans subsequent to closing, are subject to certain customary closing conditions.

Borrowings under the 2012 Credit Agreement will generally bear interest, at the election of Tempur-Pedic International, at either (i) LIBOR plus the applicable margin or (ii) Base Rate plus the applicable margin. For the Revolver and the Term A Facility, (a) the initial applicable margin for LIBOR advances is 3.00% per annum and the initial applicable margin for Base Rate advances is 2.00% per annum, and (b) thereafter following the delivery of financial statements for the first full fiscal quarter after closing, such applicable margins will be determined by a pricing grid based on the consolidated total net leverage ratio of the Company. The Term B Facility applicable margin is 4.00% per annum for LIBOR advances and 3.00% per annum for Base Rate advances.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations under the 2012 Credit Agreement are guaranteed by Tempur-Pedic International’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain limited exceptions; and the 2012 Credit Agreement is secured by first priority perfected security interests in substantially all Tempur-Pedic International’s and the other borrowers’ assets and the assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a first priority pledge of 100.0% of the equity interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by a subsidiary guarantor. The 2012 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio and maintenance of a maximum consolidated total net leverage ratio.

The 2012 Credit Agreement contains certain customary negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, transactions with affiliates, use of proceeds, prepayments of certain indebtedness, entry into burdensome agreements and changes to governing documents and other junior financing documents. The 2012 Credit Agreement also contains certain customary affirmative covenants and events of default, including upon a change of control.

Tempur-Pedic International is required to pay an unused commitment fee, which initially is 0.50% per annum and which steps down to 0.375% per annum if the consolidated total net leverage ratio is less than or equal to 3.50:1.00. Such unused commitment fee will be payable quarterly in arrears and on the date of termination or expiration of the commitments under the Revolver. Tempur-Pedic International will also pay customary letter of credit issuance and other fees under the 2012 Credit Agreement. Tempur-Pedic International’s existing credit facilities will remain in place until the closing of the Sealy Acquisition.

Interest Rate Swap

On August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with the 2011 Credit Facility. Refer to Note 7, “Derivative Financial Instruments” for additional information regarding the Company’s derivative instruments, including this interest rate swap.

(6) Fair Value of Financial Instruments

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

    The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. At December 31, 2012 and 2011, the Company had an interest rate swap, which fair value was measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and is valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at December 31, 2012 Using:
(in millions)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability:
Interest rate swap	$4.3	$—	$4.3	$—

		Fair Value Measurements at December 31, 2011 Using:
(in millions)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability:
Interest rate swap	$2.6	$—	$2.6	$—

    The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2011 Credit Facility are at variable interest rates and accordingly their carrying amounts approximate fair value. Due to fact the Senior Notes were issued December 19, 2012, their carrying value approximates fair value. The Company also utilizes foreign currency forward contracts to manage the risk associated with exposures to foreign currency risk related to intercompany debt and associated interest payments. However, these foreign currency forward contracts are not material to the Consolidated Financial Statements.

(7) Derivative Financial Instruments

    In the normal course of business, the Company is exposed to certain risks related to fluctuations in interest rates. The Company uses interest rate swaps to manage risks from these market fluctuations. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions. The Company also utilizes foreign currency forward contracts to manage the risk associated with exposures to foreign currency risk related to intercompany debt and associated interest payments. However, these foreign currency forward contracts are not material to the Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company is exposed to changes in interest rates on its 2011 Credit Facility. In order to manage this risk, on August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. The Company designated this interest rate swap as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated swap agreement will offset losses and gains on the transactions being hedged. The Company formally documented the effectiveness of this qualifying hedge instrument (both at the inception of the swap and on an ongoing basis) in offsetting changes in cash flows of the hedged transaction. The fair value of the interest rate swap is calculated as described in Note 6, “Fair Value of Financial Instruments”, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

    As a result of this swap, the Company began paying interest at a fixed rate and receiving payment at a variable rate on December 30, 2011. The swap effectively fixes the floating LIBOR-based interest rate to 1.25% on $250.0 million of the outstanding balance under the 2011 Credit Facility, with the outstanding balance subject to the swap declining over time. The interest rate swap expires on December 30, 2015. The Company will select the LIBOR-based rate on the hedged portion of the 2011 Credit Facility during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period.

    As of December 31, 2012 and 2011, the fair value of the Company’s derivative instruments were recorded as follows:

	Liability Derivatives
	Balance Sheet Location	Fair Value
		December 31,
(in millions)		2012	2011
Derivatives designated as hedging instruments
Interest rate swap - current	Accrued expenses and other current liabilities	$2.3	$1.5
Interest rate swap - non-current	Other non-current liabilities	2.0	1.1
		$4.3	$2.6

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The effect of derivative instruments on the accompanying Consolidated Statements of Income for the year ended December 31, 2012 was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(1.7)	Interest Expense, net	$(3.2)	Interest Expense, net	$—

For the year ended December 31, 2011:

(in millions)
Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(1.2)	Interest Expense, net	$(1.5)	Interest Expense, net	$—

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Stockholders’ Equity

(a) Capital stock. Tempur-Pedic International has 300.0 million authorized shares of common stock with $0.01 per share par value and 0.01 million authorized shares of preferred stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

Tempur-Pedic International is authorized to issue up to 0.01 million shares of preferred stock, $0.01 par value per share. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

            (b) Share Repurchase Programs. During 2012, the Company purchased 5.0 million shares of the Company’s common stock for a total cost of $150.0 million pursuant to authorizations made by the Company’s Board of Directors in January 2012.  As of December 31, 2012, the Company has $100.0 million remaining under the January 2012 authorization. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our debt agreements. This share repurchase program may be limited, suspended or terminated at any time without notice.

(9) Other Items

(a) Property, plant and equipment.

Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2012	2011
Land and buildings	$138.0	$121.8
Machinery and equipment	160.9	146.9
Computer equipment and software	52.5	43.7
Furniture and fixtures	40.8	34.9
Construction in progress	17.3	14.8
	409.5	362.1
Accumulated depreciation	(223.5)	(201.6)
	$186.0	$160.5

Depreciation expense for the Company was $30.9 million, $28.9 million and $28.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) Accrued expenses and other current liabilities.

Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in millions)	2012	2011
Salary and related expenses	$18.0	$24.3
Advertising accrual	10.5	7.0
Accrued sales and value added taxes	7.0	8.5
Professional fees	5.3	3.2
Sales returns	5.1	5.3
Warranty accrual	4.8	4.3
Other	33.6	24.0
	$84.3	$76.6

(c) Accumulated other comprehensive loss.

Accumulated other comprehensive loss consisted of the following:

	December 31,
(in millions)	2012	2011
Derivative instruments accounted for as hedges, net of taxes of $1.7 and $1.0, respectively	$(2.7)	$(1.6)
Foreign currency translation, net of tax $2.7 in 2012	(4.9)	(13.1)
Accumulated other comprehensive loss	$(7.6)	$(14.7)

(10) Stock-based Compensation

Tempur-Pedic International has two stock-based compensation plans which provide for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards to employees, non-employee directors, consultants and Company advisors. The plans under which equity awards may be granted are the 2002 Option Plan and the Amended and Restated 2003 Equity Incentive Plan, as amended, (the “2003 Plan”). Tempur-Pedic International also has a stock-based compensation plan which permits eligible employees to purchase its shares at a discounted price, subject to certain guidelines set forth by its 2003 Employee Stock Purchase Plan, as amended (“ESPP”). It is the policy of the Company to issue stock out of Treasury shares upon issuance or exercise of share-based awards. The Company believes that awards and purchases made under these plans better align the interests of the plan participants with those of its stockholders.

The 2002 Option Plan was adopted on November 1, 2002 and provides for grants of stock options to purchase shares of common stock to employees and directors of the Company. Options granted under the 2002 Option Plan that qualify as incentive stock options, as defined by the Internal Revenue Code of 1986, as amended (the “Code”), must have an exercise price of not less than the fair market value of Tempur-Pedic International’s common stock at the date of grant. Options granted under the 2002 Option Plan provided for vesting terms as determined by the Board of Directors at the time of grant, which are generally based on 4 years of continuous service. Options can be exercised up to 10 years from the grant date and up to 5 years from the grant date for any stockholders who own 10.0% or more of the total combined voting power of all shares of stock of Tempur-Pedic International.  Upon the exercise of all outstanding options under the 2002 Option Plan, Tempur-Pedic International will issue a maximum of 6.5 million shares of common stock, subject to certain adjustment provisions. In December 2003, the Company’s Board of Directors adopted a resolution that prohibited further grants under the 2002 Stock Option Plan.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ESPP permits eligible employees to purchase up to certain limits, as set forth in the ESPP, of Tempur-Pedic International’s common stock annually over the course of two semi-annual offering periods at a price of no less than 85.0% of the price per share of Tempur-Pedic International’s common stock either at the beginning or the end of each six-month offering period, whichever is less. The Compensation Committee of the Board of Directors administers the ESPP. The Board of Directors may amend or terminate the ESPP. The ESPP is intended to comply with the requirements of Section 423 of the Code. The Company may issue a maximum of 0.5 million shares of its common stock under the ESPP. Effective February 1, 2010, the Company suspended offerings under the ESPP indefinitely.

The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which, together with the Board of Directors, has the exclusive authority to administer the 2003 Plan, including the power to determine eligibility to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards and the acceleration or waiver of any vesting and performance of forfeiture restrictions, in each case subject to the terms of the 2003 Plan. Any of the Company’s employees, non-employee directors, consultants and Company advisors, as determined by the Compensation Committee, may be selected to participate in the 2003 Plan. Tempur-Pedic International may issue a maximum of 11.5 million shares of its common stock under the 2003 Plan.

In 2010, the Compensation Committee of the Board of Directors approved the terms of a Long-Term Incentive Program (“LTIP”), established under the 2003 Plan. The LTIP awards consist of a mix of stock options and PRSUs. Shares with respect to the PRSUs will be granted and vest following the end of the applicable performance period and achievement of applicable performance metrics as determined by the Compensation Committee of the Board of Directors.

The Company’s stock-based compensation expense for the year ended December 31, 2012 included PRSUs, stock options, RSUs and DSUs. A summary of the Company’s stock-based compensation expense is presented below:

	December 31,
(in millions)	2012	2011
PRSU (benefit) expense	$(0.9)	$9.5
Stock option expense	4.4	5.2
RSU/DSU expense	2.2	2.0
Total stock-based compensation expense	$5.7	$16.7

The Company granted PRSUs during the years ended December 31, 2012 and 2011. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals, based on net sales and earnings before interest and taxes (EBIT) margin targets. The Company recorded a benefit in the accompanying Consolidated Statements of Income of $10.3 million, for the year ended December 31, 2012, after re-evaluation of the probability of meeting certain required financial metrics.

The following table shows the PRSUs granted under the LTIP:

(shares in millions)	Performance period	Target shares granted (1)	Weighted-average fair value per share
Year ended 2012	January 1, 2012 – December 31, 2014	0.1	$71.52
Year ended 2011	January 1, 2011 – December 31, 2013	0.1	$46.68
Year ended 2010	January 1, 2010 – December 31, 2012	0.1	$28.48

(1)	At the end of the performance period, the actual number of shares issuable can range from zero to 300.0% of the target shares granted, which is assumed to be 100.0%.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s PRSU activity and related information for the years ended December 31, 2012 and 2011 is presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2010	0.1	$28.48
Granted	0.2	46.68
Vested	―	―
Forfeited	―	―
Awards unvested at December 31, 2011	0.3	$37.93
Granted (1)	0.4	71.52
Vested (1)	(0.4)	28.48
Forfeited	―	―
Awards unvested at December 31, 2012	0.3	$58.52

(1)	The current year includes approximately 0.3 million additional shares from the 2010 PRSU grant due to exceeding the initial 100.0% target.

During the year no PRSUs transferred ownership. The aggregate intrinsic value of PRSUs outstanding as of December 31, 2012 was $21.0 million.

    The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The assumptions used in the Black-Scholes pricing model for the years ended December 31, 2012, 2011 and 2010 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of Tempur-Pedic International’s common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award.

Year Ended December 31,
	2012	2011	2010
Expected volatility range of stock	49 - 73%	72 - 74%	69 - 84%
Expected life of option, range in years	2.0 - 4.0	3.0 - 4.0	2.0 - 5.0
Risk-free interest range rate	0.3 - 0.7%	0.7 - 1.7%	1.0 - 2.7%
Expected dividend yield on stock	0.0 - 1.3%	0.0 - 0.7%	0.0 - 1.6%

A summary of the Company’s unvested shares relating to stock options as of December 31, 2012 and 2011 and changes during the years ended December 31, 2012 and 2011 are presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2010	2.4	$4.57
Granted	0.9	25.76
Vested	(1.1)	5.01
Forfeited	(0.5)	4.59
Options unvested at December 31, 2011	1.3	$5.44
Granted	0.4	35.75
Vested	(0.8)	11.49
Forfeited	―	―
Options unvested at December 31, 2012	0.9	$23.49

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity under the 2002 Option Plan and 2003 Plan for the years ended December 31, 2012 and 2011 is presented below:

(in millions, except exercise price and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	5.2	$13.31
Granted	0.1	49.19
Exercised	(1.8)	19.27
Terminated	(0.1)	11.61
Options outstanding at December 31, 2011	3.4	$11.15
Granted	0.4	35.75
Exercised	(0.9)	12.61
Terminated	―	―
Options outstanding at December 31, 2012	2.9	$17.00	6.10	39.6

Options exercisable at December 31, 2012	2.0	$14.02	5.28	35.5

The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $29.8 million, $59.2 million and $29.9 million, respectively.

The Company granted 0.01 million DSUs during the year ended December 31, 2012. No RSUs were granted during the year ended December 31, 2012. At December 31, 2012, the Company had 0.2 million of unvested DSUs/RSUs. The aggregate intrinsic value of RSU and DSUs outstanding as of December 31, 2012 was $6.1 million.

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to the options and DSUs granted during the year ended December 31, 2012 is presented below:

(in millions, except years)	December 31, 2012	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	$4.8	1.46
Unrecognized DSU expense	0.2	0.33
Total unrecognized stock-based compensation expense	$5.0	1.42

Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares for the years ended December 31, 2012, 2011 and 2010 was $11.4 million, $26.3 million, and $28.6 million, respectively.

(11) Commitments and Contingencies

(a) Lease Commitments. The Company has various operating leases that call for annual rental payments due in equal monthly installments and a lease with a rent free occupancy period. The Company’s policy is to recognize expense for lease payment, including those with escalating provisions and rent free periods, on a straight-line basis over the lease term. Operating lease expenses were $9.5 million, $8.4 million, and $6.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Future minimum lease payments at December 31, 2012 under these non-cancelable leases are as follows:

(in millions)
Year Ended December 31,
2013	$7.9
2014	5.1
2015	3.5
2016	2.5
2017	2.3
Thereafter	3.2
$24.5

(b) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of December 31, 2012 and 2011.

(c) Norfolk County Retirement System, Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 20, 2012

Arthur Benning, Jr., Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 25, 2012

On June 20 and 25, 2012, the above suits were filed against the Company and two named executive officers in the United States District Court for the Eastern District of Kentucky, purportedly on behalf of a proposed class of shareholders who purchased the Company’s stock between January 25, 2012 and June 5, 2012.  The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging, among other things, false and misleading statements and concealment of material information concerning the Company’s competitive position, projected net sales, earnings per diluted share and related financial performance for the Company’s 2012 fiscal year 2012. The plaintiffs seek damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief. The Company strongly believes that the shareholder suits lack merit and intends to defend against the claims vigorously. The outcome of these matters is uncertain, however, and although we do not currently expect to incur a loss with respect to these matters, we cannot currently predict the manner and timing of the resolution of the suits, an estimate of a range of losses or any minimum loss that could result in the event of an adverse verdict in these suits, or whether our applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company's financial position or results of operations.

(d) Benjamin B. Clarke, Individually and On Behalf of All Others Similarly Situated v. Lawrence J. Rogers, Richard W. Roedel, John B. Replogle, Paul J. Norris, Dean B. Nelson, Gary E. Morin, James W. Johnson, Deborah G. Ellinger, Simon E. Brown, Sealy Corporation, Tempur-Pedic International Inc. and Silver Lightning Merger Company, filed October 2, 2012

Robert A. Justewicz, Individually and On Behalf of All Others Similarly Situated v. Sealy Corporation, Lawrence J. Rogers, Paul J. Norris, James W. Johnson, Simon E. Brown, Gary E. Morin, Dean B. Nelson, Richard W. Roedel, Deborah G. Ellinger, John B. Replogle, Silver Lightning Merger Company and Tempur-Pedic International Inc., filed Oct. 3, 2012

Deno Singh, On Behalf of Himself and All Others Similarly Situated v. Lawrence J. Rogers, Richard W. Roedel, John B. Replogle, Paul J. Norris, Dean B. Nelson, Gary E. Morin, James W. Johnston, Deborah G. Ellinger, Simon E. Brown, Sealy Corporation, Tempur-Pedic International Inc. and Silver Lightning Merger Company, filed October 15, 2012

Jay M. Plourde, On Behalf of Himself and All Others Similarly Situated v. Sealy Corporation, Lawrence J. Rogers, Paul Norris, James W. Johnston, Simon E. Brown, Gary E. Morin, Dean B. Nelson, Richard Roedel, Deborah G. Ellinger, John B. Replogel, Tempur-Pedic International Inc., Kohlberg Kravis Roberts & Co. L.P. and Silver Lightning Merger Company, filed October 15, 2012

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Keith Gamble, Individually and On Behalf of All Others Similarly Situated v. Lawrence J. Rogers, Richard W. Roedel, John B. Replogle, Paul J. Norris, Dean B. Nelson, Gary E. Morin, James W. Johnston, Deborah G. Ellinger, Simon E. Brown, Sealy Corporation, Tempur-Pedic International Inc. and Silver Lightning Merger Company, filed October 16, 2012

Curtis Nall, On Behalf of Himself and All Others Similarly Situated Shareholders of Sealy Corporation v. Lawrence C. Rogers, James W. Johnston, Simon E. Brown, Gary E. Morin, Dean B. Nelson, Richard Roedel, Deborah G. Ellinger, John B. Replogle, Paul J. Norris, Sealy Corporation, Tempur-Pedic, International Inc., KKR Millennium GP LLC, KKR & Co. L.P., and Silver Lightning Merger Company, filed October 17, 2012

    The Company is aware of six purported class action lawsuits relating to the Merger with Sealy, one in North Carolina state court and five in the Delaware Court of Chancery, filed by purported stockholders of Sealy against Sealy, Sealy’s directors, the Company and Silver Lightning Merger Company, a subsidiary of the Company (the “Merger Sub”). Justewicz v. Sealy Corp., et al. (‘‘North Carolina Action’’) was filed on October 3, 2012, in the General Court of Justice, Superior Court Division in North Carolina (‘‘North Carolina Court’’). On November 13, 2012, the Delaware Court of Chancery consolidated all five Delaware actions into a single action, which is now styled as In re Sealy Corporation Shareholder Litigation (‘‘Delaware Action’’). Plaintiff in the North Carolina Action and plaintiffs in the Delaware Action allege, among other things, that the defendants have breached their fiduciary duties to Sealy’s stockholders and that Sealy, the Company and Merger Sub aided and abetted the Sealy directors’ alleged breach of fiduciary duties. The complaints also claim that the consideration to be paid in the Merger to Sealy stockholders (the “Merger Consideration”) is inadequate, that the Merger Agreement contains unfair deal protection provisions, that Sealy’s directors are subject to conflicts of interests, and that the preliminary information statement filed by Sealy with the Securities and Exchange Commission on October 30, 2012 omits material information concerning the negotiation process leading to the proposed transaction and the valuation of Sealy.

On October 12, 2012, plaintiff in the North Carolina Action brought a Motion for Expedited Discovery and for a Hearing and Briefing Schedule on Plaintiff’s Motion for a Preliminary Injunction. On October 24, 2012, defendants in the North Carolina Action brought a Motion to Stay the North Carolina Action in favor of the Delaware Action. On November 7, 2012, the North Carolina Action plaintiff amended his complaint to add allegations claiming that the preliminary information statement filed by Sealy on October 30, 2012 did not provide sufficient information.  Following briefing and a hearing on November 8, 2012, the North Carolina Court stayed the North Carolina Action. On November 19, 2012, plaintiffs in the Delaware Action filed a consolidated amended complaint, a motion for expedited proceedings, and a motion for a preliminary injunction.

The Company believes that the allegations in these lawsuits are entirely without merit.  On January 22, 2013, solely to avoid the burden, expense and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the Delaware Action entered into a memorandum of understanding setting forth an agreement-in-principle providing for a settlement of the Delaware Action (the “Proposed Settlement”). In connection with the Proposed Settlement, Sealy agreed to include certain supplemental disclosures in the information statement to be sent to Sealy stockholders. The Proposed Settlement provides for the release of all claims by Sealy stockholders concerning the Merger Agreement, the Merger, and the disclosures made in connection with the Merger, including all claims that were asserted or could have been asserted in the Delaware Action and the North Carolina Action. The Proposed Settlement does not provide for the payment of any additional monetary consideration to Sealy stockholders and the Proposed Settlement does not affect the rights of any Sealy stockholder to seek appraisal pursuant to Section 262 of the DGCL. The Proposed Settlement is subject to definitive documentation and approval by the Delaware Court of Chancery.

The outcome of the above litigation is uncertain, however, and although the Company does not currently expect to incur a loss with respect to these matters, the Company cannot currently predict the manner and timing of the resolution of the Merger Lawsuits, an estimate of a range or losses or any minimum loss that could result in the event of an adverse verdict in these suits, or whether the Company’s or Sealy’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

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

(12) Income Taxes

The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2012		2011		2010
(in millions)	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Statutory U.S. federal income tax	$80.2	35.0%	$114.9	35.0%	$80.8	35.0%
State income taxes, net of federal benefit	4.5	2.0	7.9	2.4	5.3	2.3
Foreign repatriation, net of foreign tax credits	48.1	21.0	—	—	—	—
Foreign tax differential	(9.7)	(4.2)	(9.4)	(2.9)	(8.6)	(3.7)
Change in valuation allowances	(2.8)	(1.2)	(5.9)	(1.8)	(1.0)	(0.4)
Uncertain tax positions	2.6	1.1	4.1	1.2	(0.6)	(0.3)
Subpart F income	4.1	1.8	3.2	1.0	2.9	1.3
Manufacturing deduction	(3.8)	(1.7)	(5.0)	(1.5)	(4.0)	(1.7)
Permanent and other	(0.8)	(0.4)	(1.0)	(0.3)	(1.1)	(0.6)
Effective income tax provision	$122.4	53.4%	$108.8	33.1%	$73.7	31.9%

Subpart F income represents interest and royalties earned by a foreign subsidiary as well as sales made by certain foreign subsidiaries outside of their country of incorporation. Under the Code, such income is taxable to Tempur-Pedic International as if earned directly by Tempur-Pedic International.

At July 1, 2012, the Company had $352.7 million of undistributed earnings from non-U.S. operations on which no provision for U.S. federal and/or state income tax and foreign withholdings had been provided because Tempur-Pedic International intended to reinvest such earnings indefinitely outside of the United States. Subsequent to July 1, 2012, the Company changed the classification of those earnings to reflect a change in management’s strategic objectives that could require the repatriation of foreign earnings. As a result of this change, the Company recognized $48.1 million of additional income tax expense during the year ended December 31, 2012 to record the applicable U.S. deferred income tax liability. As of December 31, 2012, the Company no longer has any undistributed earnings of foreign subsidiaries that are classified as permanently reinvested. The Company expects to repatriate non-U.S. cash holdings upon the closing of the proposed Sealy acquisition.

The following sets forth the amount of income before income taxes attributable to each of the Company’s operating segments for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(in millions)	2012	2011	2010
Income before income taxes:
North America	$126.2	$224.6	$137.7
International	103.0	103.8	93.2
Consolidated	$229.2	$328.4	$230.9

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. GAAP prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires the Company to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance as of December 31, 2010	$8.9
Additions based on tax positions related to 2011	1.9
Additions for tax positions of prior years	2.6
Settlements of uncertain tax positions with tax authorities	(0.1)
Balance as of December 31, 2011	$13.3
Additions based on tax positions related to 2012	1.1
Settlements of uncertain tax positions with tax authorities	(1.5)
Balance as of December 31, 2012	$12.9

The entire amount of unrecognized tax benefits would impact the effective tax rate if recognized. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately $3.0 million, $(0.3) million, and $0.8 million in interest and penalties, respectively, in income tax expense. The Company had approximately $5.8 million and $2.8 million of accrued interest and penalties at December 31, 2012 and 2011, respectively.

During the fourth quarter of 2007, the Company received an income tax assessment from the Danish Tax Authority (“SKAT”) with respect to the 2001, 2002 and 2003 tax years, an assessment with respect to the 2004 tax year during the third quarter of 2010, and an assessment with respect to the 2005 tax year during the second quarter of 2011, relating to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary. In addition, during the second quarter of 2012, the Company received an income tax assessment with respect to the 2006 tax year of approximately $28.5 million. The position taken by SKAT could apply to subsequent years. The cumulative total tax assessment for all years is approximately $146.2 million including interest and penalties. The Company filed timely protests with the Danish National Tax Tribunal challenging the tax assessments. The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (“Bilateral APA”) between the United States and SKAT. A Bilateral APA involves an agreement between the Internal Revenue Service (“IRS”) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and SKAT. U.S. and Danish competent authorities have met to discuss the Company’s Bilateral APA, and additional meetings are expected. SKAT and the IRS met several times since 2011, most recently in September 2012, to discuss the matter. There were no significant changes in the parties’ respective positions during 2012. The parties have agreed to meet again in the spring of 2013 to continue the negotiation process. In the event the discussions and negotiations from that meeting do not yield a satisfactory result for the Company, the next step for the Company to resolve the matter would be to seek resolution of this issue through an administrative proceeding before the Danish National Tax Tribunal (the “Tribunal”). The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. If the Company moves from the Bilateral APA process to the Tribunal or a proceeding in the Danish court system, SKAT could require the Company to post a cash deposit or other security for taxes it has assessed in an amount to be negotiated, up to the full amount of the claim. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments before the Tribunal and in the Danish courts, as necessary. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time. If the Company is not successful in defending its position to SKAT, the Tribunal or in the Danish courts that the Company owes no additional taxes, the Company could be required to pay significant amounts to SKAT, which could impair or reduce its liquidity and profitability.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s foreign net operating losses (“NOLs”) were $37.0 million and $36.8 million as of December 31, 2012 and 2011, respectively. These NOLs expire at various dates through 2020. The Company has established a valuation allowance for net operating loss carryforwards and certain other deferred tax assets related to certain foreign operations. Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of these foreign NOLs and certain other timing differences related to some of its foreign operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, other than those related to some of its foreign operations as discussed above. However, there can be no assurance that such assets will be realized if circumstances change. During the years ended December 31, 2012 and 2011, valuation allowances of $2.8 million and $5.9 million, respectively, were reversed in certain foreign jurisdictions as earnings trends over the last few years now make it more likely than not that the deferred tax assets in these jurisdictions will be realized.

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

The income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2012	2011	2010
Current provision
Federal	$49.9	$76.9	$40.5
State	7.8	12.0	7.1
Foreign	26.3	28.4	21.2
Total current	84.0	117.3	68.8
Deferred provision
Federal	37.1	(1.4)	2.5
State	4.2	(0.2)	0.3
Foreign	(2.9)	(6.9)	2.1
Total deferred	38.4	(8.5)	4.9
Total income tax provision	$122.4	$108.8	$73.7

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets consisted of the following:

	December 31,
(in millions)	2012	2011
Deferred tax assets:
Stock-based compensation	$11.7	$11.2
Accrued expenses and other	10.6	7.6
Net operating losses	9.6	9.9
Inventories	3.5	1.8
Intangible assets	2.4	1.1
Property, plant and equipment	1.5	2.7
Total deferred tax assets	39.3	34.3
Valuation allowances	(0.1)	(2.9)
Total net deferred tax assets	39.2	31.4
Deferred tax liabilities:
Foreign repatriation, net of foreign tax credits	(45.4)	---
Intangible assets	(21.8)	(23.0)
Property, plant and equipment	(13.1)	(11.7)
Accrued expenses and other	(3.7)	(6.5)
Total deferred tax liabilities	(84.0)	(41.2)
Net deferred tax liabilities	$(44.8)	$(9.8)

 (13) Major Customers

The top five customers accounted for approximately 24.0%, 20.0% and 20.0% of the Company’s net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Net sales for one customer in the Company’s North American segment (Mattress Firm) represented more than 10.0% of consolidated net sales for the year ended December 31, 2012. The top five customers also accounted for approximately 29.0% and 19.0% of accounts receivable as of December 31, 2012 and 2011, respectively.

(14) Benefit Plan

The Company has a defined contribution plan (“the 401(k) Plan”) whereby eligible employees may contribute up to 15.0% of their pay subject to certain limitations as defined by the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan after 90 days and are eligible to receive matching contributions upon one year of employment with the Company. The 401(k) Plan provides a 100.0% match of the first 3.0% and 50.0% of the next 2.0% of eligible employee contributions. All matching contributions vest immediately. The Company incurred $1.5 million, $1.5 million and $1.1 million of expenses associated with the Plan for the years ended December 31, 2012, 2011 and 2010, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Earnings Per Common Share

	Year Ended December 31,
(in millions, except per common share amounts)	2012	2011	2010
Numerator:
Net income	$106.8	$219.6	$157.2

Denominator:
Denominator for basic earnings per common share—weighted average shares	61.5	67.1	70.3
Effect of dilutive securities:
Employee stock based compensation	1.4	2.0	2.5
Denominator for diluted earnings per common share—adjusted weighted average shares	62.9	69.1	72.8

Basic earnings per common share	$1.74	$3.27	$2.23

Diluted earnings per common share	$1.70	$3.18	$2.16

The Company excluded 0.2 million and 0.01 million and 0.03 million shares issuable upon exercise of outstanding stock options for the years ended December 31, 2012, 2011 and 2010, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive any dividends on the shares covered by the awards.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Business Segment Information

The Company operates in two business segments: North America and International. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The North American segment consists of the two U.S. manufacturing facilities and the North American distribution subsidiaries. The International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the North American segment. The Company evaluates segment performance based on net sales and operating income. The Company allocates certain corporate operating expenses to the North America segment, which were $58.0 million, $55.8 million and $49.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. There were no material allocations of corporate operating expenses to the International segment for the years ended December 31, 2012, 2011 or 2010. Substantially all of the net sales from external customers and long-lived assets included in the tables below for the Company’s North American segment relate to the Company’s U.S. operations. The Company’s North American and International segment assets include investments in subsidiaries which are appropriately eliminated in the Company’s Consolidated Financial Statements. At December 31, 2012 and 2011, International investments in subsidiaries held by the North American segment were $320.1 million and $249.1 million, respectively. North American investments in subsidiaries held by the International segment at December 31, 2012 and 2011 were $27.5 million and $23.5 million, respectively. The remaining inter-segment eliminations are comprised of intercompany accounts receivable. The effect of the elimination of the investments in subsidiaries is included in the inter-segment eliminations as shown below.

The following table summarizes total assets by segment:

(in millions)	December 31, 2012	December 31, 2011
North America	$1,160.4	$688.0
International	504.1	422.2
Inter-segment eliminations	(351.5)	(272.0)
	$1,313.0	$838.2

The following table summarizes long-lived assets by segment:

(in millions)	December 31, 2012	December 31, 2011
North America	$395.7	$378.3
International	69.5	62.0
	$465.2	$440.3

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes segment information:

	Year Ended December 31,
(in millions)	2012	2011	2010
Net sales from external customers:
North America
Mattresses	$666.6	$693.4	$539.2
Pillows	73.0	75.6	65.7
Other	224.7	235.7	167.1
	$964.3	$1,004.7	$772.0
International
Mattresses	$268.0	$250.9	$196.4
Pillows	85.3	76.1	64.8
Other	85.3	86.2	72.2
	$438.6	$413.2	$333.4
	$1,402.9	$1,417.9	$1,105.4
Inter-segment sales:
North America	$0.9	$5.0	$0.4
International	1.5	2.2	2.4
Inter-segment eliminations	(2.4)	(7.2)	(2.8)
	$—	$—	$—
Gross profit:
North America	$449.3	$499.8	$358.3
International	265.3	243.3	197.1
	$714.6	$743.1	$555.4
Operating income:
North America	$144.4	$236.9	$152.8
International	103.9	103.6	93.1
	$248.3	$340.5	$245.9
Income before income taxes:
North America	$126.2	$224.6	$137.7
International	103.0	103.8	93.2
	$229.2	$328.4	$230.9
Depreciation and amortization (including stock-based compensation amortization):
North America	$30.6	$41.1	$34.9
International	11.4	9.9	9.1
	$42.0	$51.0	$44.0
Intercompany royalties:
North America	$12.7	$12.3	$9.8
International	(12.7)	(12.3)	(9.8)
	$—	$—	$—
Capital expenditures:
North America	$36.8	$18.8	$11.0
International	13.7	10.7	7.1
	$50.5	$29.5	$18.1

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Quarterly Financial Data (unaudited)

Quarterly results of operations for the years ended December 31, 2012 and 2011 are summarized below:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$384.4	$329.5	$347.9	$341.1
Gross profit	205.9	166.9	171.2	170.6
Operating income	86.1	47.5	63.4	51.3
Net income (loss)	56.2	29.1	(2.0)	23.5
Basic earnings (loss) per common share	$0.88	$0.46	$(0.03)	$0.39
Diluted earnings (loss) per common share	$0.86	$0.45	$(0.03)	$0.39

2011
Net sales	$325.8	$342.2	$383.1	$366.8
Gross profit	170.3	181.0	200.6	191.2
Operating income	75.3	82.8	96.6	85.8
Net income	48.3	53.1	61.9	56.3
Basic earnings per common share	$0.70	$0.78	$0.93	$0.86
Diluted earnings per common share	$0.68	$0.76	$0.90	$0.84

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

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012
SCHEDULE II
(in millions)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2010	$9.0	$0.5	$—	$(2.1)	$7.4
Year Ended December 31, 2011	$7.4	$1.6	$—	$(2.2)	$6.8
Year Ended December 31, 2012	$6.8	$2.5	$—	$(1.1)	$8.2

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance deferred tax assets:
Year Ended December 31, 2010	$9.8	$—	$—	$(1.0)	$8.8
Year Ended December 31, 2011	$8.8	$—	$—	$(5.9)	$2.9
Year Ended December 31, 2012	$2.9	$—	$—	$(2.8)	$0.1