Form 10-Q
period 2013-03-31
TEMPUR PEDIC INTERNATIONAL INC
filed 2013-05-10
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of May 9, 2013 was 60,348,983 shares.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning our plans; objectives; goals; strategies; future events; future revenues or performance; the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments; strategic long-term investments; changes in capital expenditures; the impact of consumer confidence; litigation and similar issues; pending tax assessments; financial flexibility; the impact of initiatives to respond to increased levels of competition in our industry; the impact of initiatives to accelerate growth, expand market share and attract sales; efforts to expand business within established accounts, improve account productivity, reduce costs and operating expenses and improve manufacturing productivity;  initiatives to improve gross margin; the vertical integration of our business; the development, rollout and market acceptance of new products; our ability to further invest in the business and in brand awareness; our ability to meet financial obligations and continue to comply with the terms of our credit facilities, including financial ratio covenants; effects of changes in foreign exchange rates on our reported earnings; our expected sources of cash flow; our ability to effectively manage cash; our ability to align costs with sales expectations; and the merger with Sealy Corporation (“Sealy”), including the opportunities and strengths of the combined company, anticipated cost and revenue synergies, the strategic rationale for the combination, including expectations regarding product offerings, growth opportunities, value creation, and financial strength. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “proposed,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. There are important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this report, including the risk factors discussed under the heading “Risk Factors” under ITEM IA of Part II of this report and under the heading “Risk Factors” under ITEM 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2012. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events, or otherwise.

When used in this report, except as specifically noted otherwise, the term “Tempur-Pedic International” refers to Tempur-Pedic International Inc. only, and the terms “Company,” “we,” “our,” “ours” and “us” refer to Tempur-Pedic International Inc. and its consolidated subsidiaries. When used in this report, the term “Sealy” refers to Sealy Corporation.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per common share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$390.1	$384.4
Cost of sales	201.7	178.4
Gross profit	188.4	206.0
Selling and marketing expenses	86.4	83.3
General, administrative and other expenses	58.7	36.6
Royalty income, net of royalty expense	(1.0)	—
Operating income	44.3	86.1

Other expense, net:
Interest expense, net	(27.9)	(4.1)
Other expense, net	(1.5)	(0.5)
Total other expense	(29.4)	(4.6)

Income before income taxes	14.9	81.5
Income tax provision	(2.6)	(25.3)
Equity in earnings of unconsolidated affiliates	0.2	—
Net income	$12.5	$56.2

Earnings per common share:
Basic	$0.21	$0.88
Diluted	$0.20	$0.86
Weighted average common shares outstanding:
Basic	60.0	63.9
Diluted	61.2	65.7

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$12.5	$56.2
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(11.1)	5.6
Net change in unrecognized loss on interest rate swap	0.4	(0.3)
Other comprehensive (loss) income, net of tax	(10.7)	5.3
Comprehensive income	$1.8	$61.5

See accompanying Notes to Condensed Consolidated Financial Statements

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$91.5	$179.3
Accounts receivable, net	325.0	129.8
Inventories	170.9	93.0
Escrow receivable	92.7	375.0
Prepaid expenses and other current assets	46.9	41.4
Deferred income taxes	33.3	2.6
Total Current Assets	760.3	821.1
Property, plant and equipment, net	433.5	186.0
Goodwill	764.9	216.1
Other intangible assets, net	770.4	63.1
Deferred income taxes	9.9	10.4
Other non-current assets	87.9	16.3
Total Assets	$2,826.9	$1,313.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$157.5	$85.8
Accrued expenses and other current liabilities	197.4	81.4
Deferred income taxes	0.4	26.5
Income taxes payable	21.4	15.5
Current portion of long-term debt	36.2	—
Total Current Liabilities	412.9	209.2
Long-term debt	1,961.7	1,025.0
Deferred income taxes	331.1	31.4
Other non-current liabilities	93.8	25.1
Total Liabilities	2,799.5	1,290.7

Commitments and contingencies—see Note 12

Total Stockholders’ Equity	27.4	22.3
Total Liabilities and Stockholders’ Equity	$2,826.9	$1,313.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12.5	$56.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.2	8.7
Amortization of stock-based compensation	3.5	4.4
Amortization of deferred financing costs	0.4	0.4
Write-off of deferred financing costs	4.7	—
Bad debt expense	0.5	—
Deferred income taxes	(41.5)	(5.6)
Equity in earnings of unconsolidated affiliates	(0.2)	—
Foreign currency adjustments and other	(0.1)	1.1
Changes in operating assets and liabilities	14.2	(20.6)
Net cash provided by operating activities	5.2	44.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(1,265.5)	—
Purchases of property, plant and equipment	(5.6)	(6.6)
Other	0.1	—
Net cash used in investing activities	(1,271.0)	(6.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	1,525.0	—
Repayments of 2012 Credit Agreement	(24.1)	—
Proceeds from issuance of Senior Notes	375.0	—
Proceeds from 2011 Credit Facility	46.5	31.5
Repayments of 2011 Credit Facility	(696.5)	(51.5)
Proceeds from issuance of common stock	4.2	7.3
Excess tax benefit from stock based compensation	2.5	8.7
Treasury shares repurchased	—	(14.9)
Payments of deferred financing costs	(51.5)	—
Other	(0.3)	(0.3)
Net cash provided by (used in) financing activities	1,180.8	(19.2)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2.8)	3.8
(Decrease) Increase in cash and cash equivalents	(87.8)	22.6
CASH AND CASH EQUIVALENTS, beginning of period	179.3	111.4
CASH AND CASH EQUIVALENTS, end of period	$91.5	$134.0

Supplemental cash flow information:
Cash paid during the period for:
Interest	$15.1	$3.7
Income taxes, net of refunds	$7.9	$15.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and of Business. Tempur-Pedic International Inc., a Delaware corporation, together with its subsidiaries is a U.S. based, multinational company. The term “Tempur-Pedic International” refers to Tempur-Pedic International Inc. only, and the term “Company” refers to Tempur-Pedic International Inc. and its consolidated subsidiaries.

On March 18, 2013, the Company completed the acquisition of Sealy Corporation (“Sealy”), which manufactures and markets a broad range of mattresses and foundations under the Sealy®, Sealy Posturepedic®, Sealy EmbodyTM, OptimumTM by Sealy Posturepedic®, Stearns & Foster®, and Bassett® brands. The Company’s acquisition of Sealy is more fully described in Note 2, “Business Combination”. The results of operations for Sealy Corporation and its historical subsidiaries are reported within the Company’s Sealy reportable segment and includes results from March 18, 2013 to March 31, 2013. In connection with the acquisition, the Company borrowed approximately $1,900.0 million in aggregate principal to fund the purchase price and to repay all outstanding borrowings under the 2011 Credit Facility, which is described in Note 4, “Long-Term Debt”.

As a result of the acquisition, the Company’s Condensed Consolidated Financial Statements include the results of Comfort Revolution International, LLC (“Comfort Revolution”), a 45.0% owned joint venture with Comfort Revolution, LLC. Comfort Revolution constitutes a variable interest entity for which the Company is considered to be the primary beneficiary due to the Company's disproportionate share of the economic risk associated with its equity contribution and debt financing and other factors that were considered in the related-party analysis surrounding the identification of the primary beneficiary. Comfort Revolution is not material to the Company’s Condensed Consolidated Financial Statements.

The Company develops, manufactures, and markets bedding products, which include mattresses, foundations and adjustable bases, and other products, which include pillows and other accessories. The Company derives income from royalties by licensing Sealy® brands, technology and trademarks to other manufacturers. Additionally, the Company participates in joint ventures in the Asia Pacific market. The Company sells its products through three sales channels: Retail, Direct and Other.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K and Form 8-K filed April 1, 2013.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

 (b) Reclassifications. The Company reclassified certain accrued expenses and other current liabilities to other non-current liabilities to conform to the 2013 presentation of Condensed Consolidated Financial Statements. This change does not materially impact previously reported subtotals within the Condensed Consolidated Financial Statements for any previous period presented.

(c) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

(in millions)	March 31,	December 31,
	2013	2012
Finished goods	$112.4	$68.5
Work-in-process	10.0	7.9
Raw materials and supplies	48.5	16.6
	$170.9	$93.0

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

 (d) Accrued Sales Returns. The Company allows product returns through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. The level of sales returns differs by channel with the Direct channel typically experiencing the highest rate of return. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for sales returns from December 31, 2012 to March 31, 2013:

(in millions)
Balance as of December 31, 2012	$5.1
Amounts accrued	14.9
Liabilities assumed as result of acquisition	19.9
Returns charged to accrual	(14.3)
Balance as of March 31, 2013	$25.6

(e) Warranties. The Company provides a 10-25 year warranty for mattresses and 2-3 year warranty on pillows. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized. Estimates of warranty expenses are based primarily on historical claim experience and product testing.

The Company had the following activity for warranties from December 31, 2012 to March 31, 2013:

(in millions)
Balance as of December 31, 2012	$4.8
Amounts accrued	2.0
Liabilities assumed as a result of acquisition	16.9
Warranties charged to accrual	(1.9)
Balance as of March 31, 2013	$21.8

As of March 31, 2013 and December 31, 2012, $11.7 million and $1.9 million are included as a component of accrued expenses and other current liabilities and $10.1 million and $2.9 million are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

(f) Revenue Recognition. Sales of products are recognized when persuasive evidence of an arrangement exists, products are shipped and title passes to customers and the risks and rewards of ownership are transferred, the sales price is fixed or determinable and collectability is reasonably assured. The Company extends volume discounts to certain customers, promotional allowances, floor sample discounts, commissions paid to retail associates, slotting fees and supply agreement amortization and reflects these amounts as a reduction of sales. The Company also reports sales net of tax assessed by qualifying governmental authorities. The Company extends credit based on the creditworthiness of its customers. No collateral is required on sales made in the normal course of business.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions. It also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $22.5 million and $8.2 million as of March 31, 2013 and December 31, 2012, respectively.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(g) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and included in general, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income. Research and development costs charged to expense were $4.8 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively.

(h) Royalty Income and Expense. The Company recognizes royalty income based on sales of Sealy® and Stearns & Foster® branded product by various licensees. The Company also pays royalties to other entities for the use of their names on product produced by the Company. These amounts are not material for the three months ended March 31, 2013.

(j) Environmental Obligations. Accruals for environmental remediation are recognized when it is probable a liability has been incurred and the amount of that liability can be reasonably estimated.  Such costs are charged to expense if they relate to the remediation of conditions caused by past operations or are not expected to mitigate or prevent contamination from future operations. Liabilities are recorded at estimated cost values based on experience, assessments and current technology, without regard to any third-party recoveries and are regularly adjusted as environmental assessments and remediation efforts continue.

(k) Pension Obligations.  The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at four of its active Sealy plants and eight previously closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date.  The benefit obligation is the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels.  The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligation is based on the company’s estimates and actuarial valuations.  These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(2) Business Combination

On March 18, 2013, the Company completed the acquisition of Sealy (“Sealy Acquisition”). Pursuant to the merger agreement, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the acquisition was cancelled and (other than shares held by Sealy or Tempur-Pedic or their subsidiaries or Sealy stockholders who properly exercised their appraisal rights) converted into the right to receive $2.20 in cash. The total purchase price was $1,265.5 million, which was funded using available cash and financing consisting of our 2012 Credit Agreement and Senior Notes (see Note 4, “Long-Term Debt” for the definition of these terms and further discussion). The purchase price of Sealy consisted of the following items:

(in millions)
Cash consideration for stock	$231.2	(1)
Cash consideration for share-based awards	14.2	(2)
Cash consideration for 8.0% Sealy Notes	442.1	(3)
Cash consideration for repayment of Sealy Senior Notes	260.6	(4)
Cash consideration for repayment of Sealy 2014 Notes	276.9	(5)
Total consideration	1,225.0
Paid to escrow – 8.0% Sealy Notes	92.7	(6)
Cash acquired	(52.2)	(7)
Net consideration transferred	$1,265.5

(1)	The cash consideration for outstanding shares of Sealy common stock is the product of the agreed-upon cash per share price of $2.20 and total Sealy shares of 105.1 million.
(2)
The cash consideration for share-based awards is the product of the agreed-upon cash per share price of $2.20 and the total number of restricted stock units and deferred stock units outstanding and the “in the money” stock options net of the weighted average exercise price.

(3)
The cash consideration for Sealy’s 8.0% Senior Secured Third Lien Convertible Notes due 2016 (“8.0% Sealy Notes”) is the result of applying the adjusted equity conversion rate to the 8.0% Sealy Notes tendered for conversion and multiplying the result by the agreed-upon cash per share price of $2.20. The 8.0% Sealy Notes that were converted into the right to receive the same merger consideration that would have been payable to a holder of 201.0 million shares of Sealy common stock, subject to adjustment in accordance with the terms of the supplemental indenture governing the 8.0% Sealy Notes.

(4)	The cash consideration for Sealy’s 10.875% Senior Notes due 2016 (“Sealy Senior Notes”) reflects the repayment of the outstanding obligation.
(5)	The cash consideration for Sealy’s 8.25% Senior Subordinated Notes due 2014 (“Senior Subordinated Notes”) reflects the repayment of the outstanding obligation.
(6)
Pursuant to the merger agreement, the Company deposited with a paying agent an amount in cash sufficient to make payment to all holders of the 8.0% Sealy Notes who converted their notes during a make-whole period.  Of this amount deposited, approximately $92.7 million will be transferred back to the Company after the expiration of a deposit period specified in the related paying agency agreement. The 8.0% Sealy Notes will continue to be secured obligations of Sealy and certain of its subsidiaries until maturity.

(7)	Represents the Sealy cash balance acquired at acquisition.

The Company incurred $11.8 million of direct transaction costs, which are recorded in general, administrative and other expenses for the three months ended March 31, 2013. In addition, the Company incurred $19.9 million of incremental interest expense for the three months ended March 31, 2013, which includes interest and other fees on the Senior Notes and the 2012 Credit Agreement for the period prior to March 18, 2013, commitment fees associated with financing for the closing of the acquisition, and the write off of deferred financing costs associated with the 2011 Credit Facility.

Sealy, headquartered in Trinity, North Carolina, owns one of the largest portfolios of bedding brands in the world, and manufactures and markets a complete line of bedding products under the Sealy®, Sealy Posturepedic®, Sealy EmbodyTM, OptimumTM by Sealy Posturepedic®, Stearns & Foster®, and Bassett® brands. The results of operations of Sealy and Sealy’s historical subsidiaries are reported within the Company’s Sealy reportable segment. The combination brings together two highly complementary companies with iconic brands and significant opportunities for global innovation and growth.  Tempur-Pedic and Sealy together will have products for almost every consumer preference and price point, distribution through all key channels, in-house expertise on most key bedding technologies, and a world-class research and development team. In addition, the combined operations have a global footprint that includes over 80 countries. The Company believes the shared know-how and improved efficiencies of the combined company will result in tremendous value for its consumers, retailers and stockholders.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company accounted for the Sealy Acquisition using the acquisition method. The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of March 18, 2013. The Company is continuing to obtain information to complete its valuation of intangible assets, as well as to determine the acquired assets and liabilities, including tax assets, liabilities and other attributes. The components of the preliminary purchase price allocation are as follows:

(in millions)
Accounts receivable	$186.4
Inventory	75.1
Prepaid expenses and other current assets	42.3
Accounts payable	(77.7)
Accrued expenses	(126.4)
Property, plant and equipment	252.3
Other assets	36.7
Identifiable intangible assets:
Indefinite-lived trade names	522.8
Contractual retailer/distributer relationships	91.1
Developed technology, including patents	88.8
Customer databases	3.9
Definite-lived trade names	2.3
Deferred income taxes, net	(281.6)
Other liabilities	(99.8)
Goodwill	549.3
Net consideration transferred	$1,265.5

The preliminary fair value of the intangible assets has been estimated using the income approach through a discounted cash flow analysis (except as noted below with respect to the trade names) with the cash flow projections discounted using rates ranging from 11.0% to 12.0%. The cash flows are based on estimates used to price the Sealy Acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from the Company’s pricing model and the weighted average cost of capital.

The indefinite-lived trade names represent Sealy brand names as marketed through Sealy®, Sealy Posturepedic®, Stearns & Foster®, and Bassett® brands. The Company applied the income approach through an excess earnings analysis to fair value the trade name assets.

The contractual retailer/distributor relationships pertain to Sealy’s distribution network with their retailers, which is governed by contract. The Company used the income approach through an excess earnings analysis to determine the preliminary fair value of this asset.

The developed technology assets are comprised of know-how, patents and technologies embedded in Sealy’s products and processes and relate to currently manufactured and marketed products. The Company applied the income approach through a relief-from-royalty analysis to fair value this asset.

The Company will amortize the identifiable intangible assets on a straight-line basis over the weighted average lives ranging from 3 to 15 years.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company estimated the preliminary fair value of the acquired property, plant and equipment using a combination of the cost and market approaches, depending on the component. The preliminary fair value of property, plant and equipment consisted of real property of $108.9 million and personal property of $143.4 million.

The excess of the purchase price over the preliminary estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Sealy Acquisition. These benefits include a comprehensive portfolio of iconic brands, complementary product offerings, enhanced global footprint, and attractive synergy opportunities and value creation. None of the goodwill is expected to be deductible for income tax purposes and is entirely allocated to our Sealy reportable business segment.

Sealy’s net sales and pre-tax loss for the period from the acquisition date to March 31, 2013 were $46.7 million and $3.6 million, respectively. The following unaudited pro forma information presents the combined financial results for the Company and Sealy as if the Sealy Acquisition had been completed at the beginning of the Company’s prior fiscal year, January 1, 2012. Sealy’s pro forma information is provided for the quarterly periods December 3, 2012 through March 3, 2013 and November 28, 2011 through February 26, 2012, respectively.

(in millions, except earnings per common share)	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	$683.0	$696.7
Net income	$15.6	$29.0
Earnings from continuing operations per common share - Diluted	$0.25	$0.44

The information above does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information, and does not reflect future events that may occur after March 31, 2013 or any operating efficiencies or inefficiencies that may result from the Sealy Acquisition and related financing. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

(3) Goodwill and Other intangible assets

During the three months ending March 31, 2013, the Company’s goodwill increased by approximately $549.3 million related to the Sealy Acquisition. This amount is subject to change based upon the finalization of the allocation of the consideration transferred to the assets acquired and liabilities assumed from Sealy Corporation.

The following summarizes changes to the Company’s goodwill, by reportable business segment:

(in millions)	Total	Tempur North America	Tempur International	Sealy
Balance as of December 31, 2012	$216.1	$108.9	$107.2	$—
Foreign currency translation adjustments	(0.5)	(0.4)	(0.1)	—
Goodwill resulting from acquisitions	549.3	—	—	549.3
Balance as of March 31, 2013	$764.9	$108.5	$107.1	$549.3

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes information relating to the Company’s other intangible assets, net:

(in millions)
		March 31, 2013			December 31, 2012
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Unamortized indefinite life intangible assets:
Trademarks		$577.8	$—	$577.8	$55.0	$—	$55.0
Amortized intangible assets:
Contractual distributor relationships	15	$91.1	$0.2	$90.9	$—	$—	$—
Technology	10	90.5	16.0	74.5	16.0	16.0	—
Patents & other Trademarks	5-20	29.6	10.1	19.5	12.9	9.9	3.0
Customer database	5	8.7	4.8	3.9	4.9	4.9	—
Foam formula	10	3.7	3.7	—	3.7	3.7	—
Reacquired rights	3	5.6	5.6	—	5.8	5.3	0.5
Customer relationships	5	6.5	2.7	3.8	6.7	2.1	4.6
Total		$813.5	$43.1	$770.4	$105.0	$41.9	$63.1

Amortization expense relating to intangible assets for the Company was $1.6 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any historical period.

 (4) Long-term Debt

Long-term Debt. Long-term debt for the Company consists of the following:

(in millions)	March 31,	December 31,
	2013	2012
Long term debt:
$375.0 million Senior Notes, interest at 6.875%, due December 15, 2020	$375.0	$375.0
Revolving credit facility, interest at Base Rate plus applicable margin or LIBOR plus applicable margin, 3.0% as of March 31, 2013, commitment through and due March 18, 2018	90.0	—
Term A Facility, interest at Base Rate plus applicable margin or LIBOR plus applicable margin, 3.0% as of March 31, 2013, commitment through and due March 18, 2018	543.1	—
Term B Facility, interest at Base Rate plus applicable margin or LIBOR plus applicable margin, 3.0% as of March 31, 2013, commitment through and due March 18, 2020	867.8	—
8.0% Sealy Notes, due July 15, 2016	96.2	—
Capital lease obligations	25.8	—
2011 Domestic long-term revolving credit facility payable to lenders, interest at Base Rate or LIBOR plus applicable margin (2.05% as of December 31, 2012), commitment through and due June 28, 2016	—	650.0
	$1,997.9	$1,025.0
Less current portion	(36.2)	—
	$1,961.7	$1,025.0

Senior Notes

On December 19, 2012, Tempur-Pedic International issued $375.0 million aggregate principal amount of 6.875% senior notes due 2020 (the “Senior Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of December 19, 2012 (the “Indenture”), among the Company, certain subsidiaries of Tempur-Pedic International as guarantors (the “Guarantors”), and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Senior Notes are general unsecured senior obligations of Tempur-Pedic International and are guaranteed on a senior unsecured basis by the Guarantors. The Senior Notes mature on December 15, 2020, and interest is payable semi-annually in arrears on each June 15 and December 15, beginning on June 15, 2013. The gross proceeds from the Senior Notes, were funded into escrow and these funds were released from escrow on March 18, 2013 and used as part of the funding of the Sealy Acquisition. Following the completion of the Sealy Acquisition, Sealy and certain of its subsidiaries became Guarantors of the Senior Notes.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Tempur-Pedic International has the option to redeem all or a portion of the Senior Notes at any time on or after December 15, 2016. The initial redemption price is 103.438% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline each year after 2016 until it becomes 100.0% of the principal amount beginning on December 15, 2018. In addition, Tempur-Pedic International has the option at any time prior to December 15, 2016 to redeem some or all of the Senior Notes at 100.0% of the original principal amount plus a “make-whole” premium and accrued and unpaid interest, if any. Tempur-Pedic International may also redeem up to 35.0% of the Senior Notes prior to December 15, 2015, under certain circumstances with the net cash proceeds from certain equity offerings, at 106.875% of the principal amount plus accrued and unpaid interest, if any. Tempur-Pedic International may make such redemptions only if, after any such redemption, at least 65.0% of the original aggregate principal amount of the Senior Notes issued remains outstanding.

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

Also in conjunction with the issuance and sale of the Senior Notes, Tempur-Pedic International and the Guarantors have agreed through a Registration Rights Agreement to exchange the Senior Notes for a new issue of substantially identical senior notes registered under the Securities Act. Tempur-Pedic International and the Guarantors are required to pay additional interest if the Senior Notes are not registered within the time periods specified within the Registration Rights Agreement.

2012 Credit Agreement

On December 12, 2012, Tempur-Pedic International and certain subsidiaries of Tempur-Pedic International as borrowers and guarantors, entered into a credit agreement (the “2012 Credit Agreement”) with a syndicate of banks. The 2012 Credit Agreement provides for (i) a revolving credit facility of $350.0 million (the “Revolver”), (ii) a term A facility of $550.0 million (the “Term A Facility”) and (iii) a term B facility of $870.0 million (the “Term B Facility”). The Revolver includes a sublimit for letters of credit and swingline loans, subject to certain conditions and limits. The Revolver and the Term A Facility will mature on March 18, 2018 and the Term B Facility will mature on March 18, 2020. The Revolver, the Term A Facility and the Term B Facility closed and funded in connection with the Sealy Acquisition and March 18, 2013.

Borrowings under the 2012 Credit Agreement will generally bear interest, at the election of Tempur-Pedic International and the other borrowers, at either (i) London Inter-Bank Offering Rate (“LIBOR”) plus the applicable margin or (ii) Base Rate plus the applicable margin. For the Revolver and the Term A Facility, (a) the initial applicable margin for LIBOR advances is 3.00% per annum and the initial applicable margin for Base Rate advances is 2.00% per annum, and (b) thereafter following the delivery of financial statements for the first full fiscal quarter after closing, such applicable margins will be determined by a pricing grid based on the consolidated total net leverage ratio of the Company. The Term B Facility is subject to a LIBOR floor of 1.0%. The applicable margin is 4.00% per annum for LIBOR advances and 3.00% per annum for Base Rate advances.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Obligations under the 2012 Credit Agreement are guaranteed by Tempur-Pedic International’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions; and the 2012 Credit Agreement is secured by a security interest in substantially all Tempur-Pedic International’s and the other borrowers’ assets and the assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by a subsidiary guarantor. The 2012 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio and maintenance of a maximum consolidated total net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes long-term debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and short-term other debt. The Company is allowed to exclude 100.0% of the domestic qualified cash which includes the cash held in escrow related to the outstanding 8.0% Sealy Notes not converted as of March 31, 2013, and 60.0% of qualified foreign cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of March 31, 2013, domestic qualified cash including escrow receivable was $121.5 million and foreign qualified cash was $37.6 million.

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

Tempur-Pedic International is required to pay a commitment fee on the unused portion of the Revolver, which initially is 0.50% per annum and which steps down to 0.375% per annum if the consolidated total net leverage ratio is less than or equal to 3.50:1.00. Such unused commitment fee will be payable quarterly in arrears and on the date of termination or expiration of the commitments under the Revolver. Tempur-Pedic International and the other borrowers will also pay customary letter of credit issuance and other fees under the 2012 Credit Agreement.

The Company is in compliance with all applicable covenants at March 31, 2013.

8.0% Sealy Notes

In conjunction with the Sealy Acquisition, Sealy’s obligations under its 8.0% Senior Secured Third Lien Convertible Notes due 2016 (the “8.0% Sealy Notes”) were amended. As a result of the Sealy Acquisition, the 8.0% Sealy Notes became convertible solely into cash, in an amount that declined slightly every day during the Make-Whole Period (as defined under the Supplemental Indenture governing the  8.0% Sealy Notes) that followed the Sealy Acquisition, and then became fixed thereafter. The Make-Whole Period effectively expired on April 12, 2013. As of April 12, 2013, approximately 83.0% of all the 8.0% Sealy Notes outstanding prior to the Sealy Acquisition were converted into cash and paid to the holders. Holders of the 8.0% Sealy Notes who converted on March 19, 2013 received approximately $2,325.43 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The holders of the 8.0% Sealy Notes who convert after April 12, 2013 will receive $2,200 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The Company calculated the preliminary fair value of the remaining 8.0% Sealy Notes as part of its preliminary purchase price allocation by first calculating the future payout of the remaining 17.0% aggregate principal amount of the 8.0% Sealy Notes still outstanding and the cumulative semi-annual interest payments at the July 15, 2016 maturity, and then calculated the present value using a market discount rate, which resulted in a fair value of $96.2 million at March 31, 2013. The resulting discount will be accreted to interest expense over the life of the 8.0% Sealy Notes using the effective interest method.

The 8.0% Sealy Notes mature on July 15, 2016 and bear interest at 8.0% per annum accruing semi-annually in arrears on January 15 and July 15 of each year. Sealy does not pay interest in cash to the holders of the 8.0% Sealy Notes, but instead increases the principal amount of the 8.0% Sealy Notes by an amount equal to the accrued interest for the interest period then ended (“Paid-In-Kind” or “PIK interest”). The amount of the accrued interest for each interest period is calculated on the basis of the accreted principal amount as of the first day of such interest period. PIK interest accrued on the most recent interest period then ended on the 8.0% Sealy Notes converted between interest payment dates is forfeited.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

All material negative covenants (apart from the lien covenant and related collateral requirements) were eliminated from the Supplemental Indenture governing the 8.0% Sealy Notes, as well as certain events of default and certain other provisions. In addition, Tempur-Pedic International Inc. and its non-Sealy subsidiaries do not provide any guarantees of any obligations with respect to the 8.0% Sealy Notes.

Capital Leases

As a result of the Sealy Acquisition, the Company is party to three separate capital leases and has recorded the preliminary fair value of the obligation on its condensed balance sheet as of March 31, 2013. The approximate remaining life of the leases is 10 years.

2011 Credit Facility

In conjunction with the closing of the Sealy Acquisition, the Company repaid all outstanding borrowings on the 2011 Credit Facility on March 18, 2013 and terminated this facility. The 2011 Credit Facility consisted of domestic and foreign credit facilities (the “2011 Revolvers”) that provided for the incurrence of indebtedness up to an aggregate principal amount of $770.0 million. The domestic credit facility was a five-year, $745.0 million revolving credit facility.

Deferred Financing Costs

As a result of the Company’s issuance of the Senior Notes and in conjunction with entering into the 2012 Credit Agreement, $51.5 million of deferred financing costs were capitalized and will be amortized as interest expense over the respective debt instrument period, ranging from five to eight years, using the effective interest method.

In conjunction with the repayment of all outstanding borrowings on the 2011 Credit Facility, the Company wrote off the associated $4.7 million of deferred financing costs.

Deferred financing costs are recorded within other non-current assets in the accompanying Condensed Consolidated Balance Sheets and interest expense, net in the accompanying Condensed Consolidated Statements of Income.

Interest Rate Swap

On August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with variable portions of the Company’s long-term debt outstanding. Refer to Note 7, “Derivative Financial Instruments,” for additional information regarding the Company’s interest rate swap.

(5) Unconsolidated Affiliate Companies

The Company has ownership interests in a group of joint ventures to develop markets for Sealy® branded products in the Asia-Pacific region. The Company’s ownership interest in these joint ventures is 50.0% and they are accounted for under the equity method. The Company’s share of earnings is recorded in equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Summarized statements of operations for these joint ventures from March 18, 2013, the date of the Sealy Acquisition, until March 31, 2013 are set forth below:

(in millions)

Revenues	$2.8
Gross profit	1.9
Income from operations	0.4
Net income	0.3

 (6) Fair Value Measurements

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three months ended March 31, 2013. At March 31, 2013, the Company had an interest rate swap recorded at fair value. The fair value of the interest rate swap is calculated using standard industry models based on observable forward yield curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts. The Company also utilizes foreign currency forward contracts to manage the risk associated with exposures to foreign currency risk related to intercompany debt and associated interest payments. In addition, the Company utilizes option contracts and diesel swap contracts to manage the risk associated with fluctuations in the prices of diesel fuel used in the transportation of its finished products to customers. The foreign currency forward contracts and option contracts and diesel swap contracts are not material to the accompanying Condensed Consolidated Financial Statements.

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

(in millions)		Fair Value Measurements at March 31, 2013 Using:
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$3.7	$—	$3.7	$—

(in millions)		Fair Value Measurements at December 31, 2012 Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$4.3	$—	$4.3	$—

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2012 Credit Agreement are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the Senior Notes were approximately $398.9 million at March 31, 2013.

(7) Derivative Financial Instruments

In the normal course of business, the Company is exposed to certain risks related to fluctuations in interest rates. The Company uses interest rate swaps to manage risks from these market fluctuations. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions. The Company also utilizes foreign currency forward contracts to manage the risk associated with exposures to foreign currency risk related to intercompany debt and associated interest payments and certain accounts receivable, as well as diesel swap contracts to manage the risk associated with fluctuations in the prices of diesel fuel used in the transportation of its finished products to customers. However, these foreign currency forward contracts and diesel swap contracts are not material to the Consolidated Financial Statements.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company is exposed to changes in interest rates on its variable rate debt. In order to manage this risk, on August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. The Company designated this interest rate swap as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated swap agreement will offset losses and gains on the transactions being hedged. The Company formally documented the effectiveness of this qualifying hedge instrument (both at the inception of the swap and on an ongoing basis) in offsetting changes in cash flows of the hedged transaction. The fair value of the interest rate swap is calculated as described in Note 6, “Fair Value Measurements,” taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

As a result of this swap, the Company pays interest at a fixed rate and receives payments at a variable rate which began on December 30, 2011. The swap effectively fixes the floating LIBOR-based interest rate to 1.25% plus the applicable margin on $250.0 million of the outstanding balance under the Company’s variable rate debt, with the outstanding balance subject to the swap declining over time. The interest rate swap expires on December 30, 2015. The Company has selected the LIBOR-based rate on the hedged portion of the Company’s variable rate debt during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period.

As of March 31, 2013 and December 31, 2012, the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets were recorded as follows:

(in millions)
	Liability Derivatives
	Balance Sheet Location	Fair Value
		March 31,	December 31,
		2013	2012
Derivatives designated as hedging instruments
Interest rate swap - current	Accrued expenses and other current liabilities	$1.7	$2.3
Interest rate swap - non-current	Other non-current liabilities	2.0	2.0
		$3.7	$4.3

The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2013 was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(0.6)	Interest expense, net	$(0.8)	Interest expense, net	$—

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2012 was as follows:

(in millions)
Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCL on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(0.4)	Interest expense, net	$(0.8)	Interest expense, net	$—

(8) Stockholders’ Equity

Tempur-Pedic International’s authorized shares of capital stock are 300.0 million shares of common stock and 0.01 million shares of preferred stock. Subject to preferences that may be applicable to any outstanding preferred stock, holders of the common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

(9) Defined Benefit Plans

As of March 31, 2013, the Company’s fair value of plan assets was $26.2 million and the projected benefit obligation was $39.8 million resulting in an unfunded status of $13.6 million. The net periodic pension cost for the period March 18 through March 31, 2013 was not material.

(10) Other Items

(a) Property, plant and equipment.  Property, plant and equipment, net consisted of the following:

(in millions)
	March 31,	December 31,
	2013	2012
Land and buildings	$281.8	$138.0
Machinery and equipment	246.6	160.9
Computer equipment and software	61.5	52.5
Furniture and fixtures	43.8	40.8
Construction in progress	26.6	17.3
	660.3	409.5
Accumulated depreciation	(226.8)	(223.5)
	$433.5	$186.0

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(b) Accrued expenses and other current liabilities. Accrued expenses and other current liabilities consisted of the following:

(in millions)
	March 31,	December 31,
	2013	2012
Salary and related expenses	$30.7	$18.0
Sales returns	25.6	5.1
Advertising	24.3	10.5
Warranty	11.7	1.9
Rebates	11.4	4.1
Accrued sales and value added taxes	9.5	7.0
Interest	9.0	0.5
Professional fees	6.4	5.3
Other	68.8	29.0
	$197.4	$81.4

(c) Accumulated other comprehensive loss. On January 1, 2013, the Company adopted changes issued by the Financial Accounting Standards Board to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements (as described  below), the adoption of these changes had no impact on the condensed consolidated financial statements.

The changes in accumulated other comprehensive loss by component consisted of the following:

(in millions)	Three months ended	Three months ended
	March 31,	March 31,
	2013	2012
Foreign currency translation
Balance at beginning of period	$(4.9)	$(13.1)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(11.1)	5.6
Balance at end of period	$(16.0)	(7.5)
Interest rate swap
Balance at beginning of period	$(2.7)	$(1.6)
Other comprehensive income (loss):
Net change from period revaluations	1.4	0.3
Tax (expense) benefit (2)	(0.5)	(0.1)
Total other comprehensive income (loss) before reclassifications, net of tax	$0.9	$0.2
Net amount reclassified to earnings (3)	(0.8)	(0.8)
Tax benefit (2)	0.3	0.3
Total amount reclassified from accumulated other comprehensive loss, net of tax	(0.5)	(0.5)
Total other comprehensive income (loss)	0.4	(0.3)
Balance at end of period	(2.3)	(1.9)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(2)	These amounts were included in income tax provision on the accompanying Condensed Consolidated Statements of Income.
(3)	This amount was included in interest expense, net on the accompanying Condensed Consolidated Statements of Income.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

 (11) Stock-Based Compensation

The Company’s stock-based compensation expense for the three months ended March 31, 2013 included performance-based restricted stock units (“PRSUs”), non-qualified stock options, restricted stock units (“RSUs”) and deferred stock units (“DSUs”). A summary of the Company’s stock-based compensation expense is presented below:

(in millions)
	Three Months Ended
	March 31,
	2013	2012
PRSU expense	$0.8	$2.7
Option expense	2.1	1.1
RSU/DSU expense	0.6	0.6
Total stock-based compensation expense	$3.5	$4.4

A summary of the Company’s PRSU activity and related information for the three months ended March 31, 2013 is presented below:

(shares in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2012	0.3	$58.52
Granted	0.3	40.72
Vested	—	—
Forfeited	(0.3)	58.41
Awards outstanding at March 31, 2013	0.3	$40.72	$8.2

The maximum number of shares to be awarded under the PRSUs granted during the three months ended March 31, 2013 will be 0.6 million and will vest, if earned, at the end of the two-year performance period ending on December 31, 2014.

During the three months ended March 31, 2013, PRSUs with an aggregate intrinsic value of $14.9 million were issued from treasury stock following the satisfaction of certain financial metrics over the performance period. The PRSUs were issued from treasury stock at 282.0% of the target award, out of a maximum payout of 300.0%.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2013 is presented below:

(shares in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2012	2.9	$17.00
Granted	0.6	38.91
Forfeited	—	—
Exercised	0.3	14.43
Options outstanding at March 31, 2013	3.2	$21.19	6.63	$30.9
Options exercisable at March 31, 2013	2.2	$14.22	5.24	$37.4

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The aggregate intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $7.5 million and $34.4 million, respectively.

A summary of the Company’s RSU and DSU activity and related information for the three months ended March 31, 2013 is presented below:

(shares in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2012	0.2	$32.03
Granted	0.1	46.06
Vested	(0.2)	28.90
Forfeited	—	—
Awards outstanding at March 31, 2013	0.1	$47.14	$4.5

The RSUs granted during the three months ended March 31, 2013 will vest over one year. No DSUs were granted during the three months ended March 31, 2013.

The aggregate intrinsic value of RSUs issued from treasury stock during the three months ended March 31, 2013 was $5.9 million.

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to the PRSUs, options and RSUs/DSUs granted during the three months ended March 31, 2013 is presented below:

($ in millions)
	March 31, 2013	Weighted Average Remaining Vesting Period (Years)
Unrecognized PRSU expense	$9.3	1.82
Unrecognized stock option expense	8.4	1.92
Unrecognized RSU/DSU expense	5.0	1.78
Total unrecognized stock-based compensation expense	$22.7	1.85

(12) Commitments and Contingencies

(a) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of March 31, 2013 and December 31, 2012.

(b) Norfolk County Retirement System, Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 20, 2012

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Arthur Benning, Jr., Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 25, 2012

On June 20 and 25, 2012, the above suits were filed against the Company and two named executive officers in the United States District Court for the Eastern District of Kentucky, purportedly on behalf of a proposed class of shareholders who purchased the Company’s stock between January 25, 2012 and June 5, 2012. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging, among other things, false and misleading statements and concealment of material information concerning the Company’s competitive position, projected net sales, earnings per diluted share and related financial performance for the Company’s 2012 fiscal year. The plaintiffs seek damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief. The Company strongly believes that the shareholder suits lack merit and intends to defend against the claims vigorously. The outcome of these matters is uncertain, however, and although we do not currently expect to incur a loss with respect to these matters, we cannot currently predict the manner and timing of the resolution of the suits, an estimate of a range of losses or any minimum loss that could result in the event of an adverse verdict in these suits, or whether our applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company's financial position or results of operations.

(c) Benjamin B. Clarke, Individually and On Behalf of All Others Similarly Situated v. Lawrence J. Rogers, Richard W. Roedel, John B. Replogle, Paul J. Norris, Dean B. Nelson, Gary E. Morin, James W. Johnson, Deborah G. Ellinger, Simon E. Brown, Sealy Corporation, Tempur-Pedic International Inc. and Silver Lightning Merger Company, filed October 2, 2012

Robert A. Justewicz, Individually and On Behalf of All Others Similarly Situated v. Sealy Corporation, Lawrence J. Rogers, Paul J. Norris, James W. Johnson, Simon E. Brown, Gary E. Morin, Dean B. Nelson, Richard W. Roedel, Deborah G. Ellinger, John B. Replogle, Silver Lightning Merger Company and Tempur-Pedic International Inc., filed Oct. 3, 2012

Deno Singh, On Behalf of Himself and All Others Similarly Situated v. Lawrence J. Rogers, Richard W. Roedel, John B. Replogle, Paul J. Norris, Dean B. Nelson, Gary E. Morin, James W. Johnston, Deborah G. Ellinger, Simon E. Brown, Sealy Corporation, Tempur-Pedic International Inc. and Silver Lightning Merger Company, filed October 15, 2012

Jay M. Plourde, On Behalf of Himself and All Others Similarly Situated v. Sealy Corporation, Lawrence J. Rogers, Paul Norris, James W. Johnston, Simon E. Brown, Gary E. Morin, Dean B. Nelson, Richard Roedel, Deborah G. Ellinger, John B. Replogel, Tempur-Pedic International Inc., Kohlberg Kravis Roberts & Co. L.P. and Silver Lightning Merger Company, filed October 15, 2012

Keith Gamble, Individually and On Behalf of All Others Similarly Situated v. Lawrence J. Rogers, Richard W. Roedel, John B. Replogle, Paul J. Norris, Dean B. Nelson, Gary E. Morin, James W. Johnston, Deborah G. Ellinger, Simon E. Brown, Sealy Corporation, Tempur-Pedic International Inc. and Silver Lightning Merger Company, filed October 16, 2012

Curtis Nall, On Behalf of Himself and All Others Similarly Situated Shareholders of Sealy Corporation v. Lawrence C. Rogers, James W. Johnston, Simon E. Brown, Gary E. Morin, Dean B. Nelson, Richard Roedel, Deborah G. Ellinger, John B. Replogle, Paul J. Norris, Sealy Corporation, Tempur-Pedic International Inc., KKR Millennium GP LLC, KKR & Co. L.P., and Silver Lightning Merger Company, filed October 17, 2012

The Company is aware of six purported class action lawsuits relating to the Merger with Sealy, one in North Carolina state court and five in the Delaware Court of Chancery, filed by purported stockholders of Sealy against Sealy, Sealy’s directors, the Company and Silver Lightning Merger Company, a subsidiary of the Company (the “Merger Sub”). Justewicz v. Sealy Corp., et al. (‘‘North Carolina Action’’) was filed on October 3, 2012, in the General Court of Justice, Superior Court Division in North Carolina (‘‘North Carolina Court’’). On November 13, 2012, the Delaware Court of Chancery consolidated all five Delaware actions into a single action, which is now styled as In re Sealy Corporation Shareholder Litigation (‘‘Delaware Action’’). Plaintiff in the North Carolina Action and plaintiffs in the Delaware Action allege, among other things, that the defendants have breached their fiduciary duties to Sealy’s stockholders and that Sealy, the Company and Merger Sub aided and abetted the Sealy directors’ alleged breach of fiduciary duties. The complaints also claim that the consideration to be paid in the Merger to Sealy stockholders (the “Merger Consideration”) is inadequate, that the Merger Agreement contains unfair deal protection provisions, that Sealy’s directors are subject to conflicts of interests, and that the preliminary information statement filed by Sealy with the Securities and Exchange Commission on October 30, 2012 omits material information concerning the negotiation process leading to the proposed transaction and the valuation of Sealy.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

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

The Company believes that the allegations in these lawsuits are entirely without merit.  On January 22, 2013, solely to avoid the burden, expense and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the Delaware Action entered into a memorandum of understanding setting forth an agreement-in-principle providing for a settlement of the Delaware Action (the “Proposed Settlement”). In connection with the Proposed Settlement, Sealy agreed to include certain supplemental disclosures in the information statement to be sent to Sealy stockholders. The Proposed Settlement provides for the release of all claims by Sealy stockholders concerning the Merger Agreement, the Merger, and the disclosures made in connection with the Merger, including all claims that were asserted or could have been asserted in the Delaware Action and the North Carolina Action. The Proposed Settlement does not provide for the payment of any additional monetary consideration to Sealy stockholders and the Proposed Settlement does not affect the rights of any Sealy stockholder to seek appraisal pursuant to Section 262 of the DGCL. The Proposed Settlement is subject to approval by the Delaware Court of Chancery and a hearing has been scheduled for May 30, 2013, to approve the Settlement.

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

(d) With respect to the Sealy Acquisition, holders of approximately 3.1 million shares of Sealy common stock sent notices to Sealy purporting to exercise  their appraisal rights in accordance with the Merger Agreement executed on September 26, 2012. In order to preserve these appraisal rights, any such former stockholder must commence an appraisal proceeding in the Delaware courts within 120 days after March 18, 2013. Sealy has expressly reserved its rights to contest that any or all of such notices were not  delivered timely or otherwise not in the form required under Delaware law.  If an appraisal proceeding is commenced,  and if the fair value of the Sealy common stock formerly held by the former Sealy stockholders seeking the appraisal is determined to be greater than the $2.20 per share paid pursuant to the Merger agreement, Sealy would be required to pay such difference, which would impact the Company’s financial condition and  liquidity.

(e) The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(13) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was 17.4% and 31.1%, respectively. The Company’s effective income tax rate for the three months ended March 31, 2013 and 2012 differed from the U.S. federal statutory rate of 35.0% principally due to the effect of the utilization of previously unrealized foreign tax credits on the tax cost of the Company’s foreign earnings repatriation, changes in the Company’s uncertain tax positions during the quarter, certain foreign tax rate differentials, state and local income taxes, foreign income currently taxable in the U.S., the production activities deduction, and certain other permanent differences.

During the three months ended March 31, 2013, in conjunction with the Sealy Acquisition, the Company repatriated substantially all of its foreign earnings, including those of the Sealy foreign subsidiaries, in a taxable transaction. The Company had previously tax effected those earnings and at December 31, 2012 had recorded a $48.1 million deferred tax liability on the accumulated earnings of the Company’s non-U.S. subsidiaries.  As a result of the Sealy Acquisition, the Company recognized the benefit of certain foreign tax credit attributes associated with Sealy’s foreign subsidiaries’ earnings. These foreign tax credits could not be taken into account in calculating the Company’s tax on the book to tax basis difference of its foreign subsidiaries until the Sealy Acquisition closed.  As a result of the application of these foreign tax credits, the tax recognized on the repatriation transaction was approximately $37.1 million. Consequently, the Company has recorded an $11.0 million tax benefit for the difference between that tax previously accrued on foreign earnings and the current estimate of taxes payable on the repatriation of such earnings. At March 31, 2013, the tax basis of the Company’s investment in its foreign subsidiaries exceeds the Company’s basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.

The Company has received income tax assessments from the Danish Tax Authority (“SKAT”) with respect to the tax years 2001 through 2007 relating to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary.  The 2007 income tax assessment was received in May 2013. The position taken by SKAT could apply to subsequent years. The cumulative total tax assessment for all years is approximately $185.9 million including interest and penalties. The Company filed timely protests with the Danish National Tax Tribunal (the “Tribunal”) challenging the tax assessments. The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (“Bilateral APA”) between the United States and SKAT. A Bilateral APA involves an agreement between the Internal Revenue Service (“IRS”) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and SKAT. U.S. and Danish competent authorities have met to discuss the Company’s Bilateral APA. SKAT and the IRS met several times since 2011, most recently in February 2013, to discuss the matter. At the conclusion of the February 2013 meeting the IRS and SKAT concluded that a mutually acceptable agreement on the matter could not be reached and, as a result, the Bilateral APA process was terminated. The Company now expects the Tribunal proceedings to be reconvened later in 2013.  The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. As a result of the decision by the IRS and SKAT to discontinue further discussions on the matter through the Bilateral APA process and the reconvening of the Tribunal proceedings, SKAT could require the Company to post a cash deposit or other security for taxes it has assessed in an amount to be negotiated, up to the full amount of the claim, which could impact or reduce the Company’s liquidity and profitability. The Company expects to reach conclusion on the cash deposit or security required, if any, during 2013. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments before the Tribunal and in the Danish courts, as necessary. The impact of terminating the Bilateral APA program has been considered by the Company in its March 31, 2013 estimate of uncertain tax benefits. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time. If the Company is not successful in defending its position before the Tribunal or in the Danish courts, the Company could be required to pay significant amounts to SKAT, which could impair or reduce its liquidity and profitability.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company was notified of an impending tax examination in the U.S. for the years 2008 and 2009. With few exceptions, the Company is no longer subject to tax examinations by the IRS in the U.S. for periods prior to 2008, U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2001. Additionally, the Company is currently under examination by various tax authorities around the world. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. Other than the changes discussed in the preceding paragraph, there were no significant changes to the liability for unrecognized tax benefits during the three months ended March 31, 2013.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(14) Major Customers

The top five customers accounted for approximately 25.3% and 20.6% of the Company’s net sales for the three months ended March 31, 2013 and 2012, respectively. Net sales from one customer in the Company’s Tempur North America segment (Mattress Firm) represented more than 10.0% of net sales for the three months ended March 31, 2013. The top five customers also accounted for approximately 22.3% and 23.1% of accounts receivable as of March 31, 2013 and 2012, respectively.

(15) Earnings Per Common Share

(in millions, except per common shares amounts)

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net income	$12.5	$56.2

Denominator:
Denominator for basic earnings per common share-weighted average shares	60.0	63.9
Effect of dilutive securities:
Employee stock-based compensation	1.2	1.8

Denominator for diluted earnings per common share-adjusted weighted average shares	61.2	65.7

Basic earnings per common share	$0.21	$0.88

Diluted earnings per common share	$0.20	$0.86

The Company excluded 0.4 million and 0.1 million shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2013 and 2012, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur-Pedic International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.

(16) Business Segment Information

The Company operates in three business segments: Tempur North America, Tempur International and Sealy. As a result of the Sealy Acquisition, the Company now has a new reportable business which represents Sealy’s results of operations. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Tempur North America segment consists of the two U.S. manufacturing facilities and the Tempur North American distribution subsidiaries. The Tempur International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the Tempur North America segment. The Sealy segment consists of manufacturing and distributions subsidiaries related to Sealy. The Company evaluates segment performance based on net sales and operating income. The Company allocates certain corporate operating expenses to the Tempur North America segment, which were $29.3 million and $14.3 million for the three months ended March 31, 2013 and 2012, respectively. There were no material allocations of corporate operating expenses to the Tempur International or Sealy segments for the three months ended March 31, 2013 and 2012. The Company’s Tempur North America, Tempur International and Sealy segment assets include investments in subsidiaries which are appropriately eliminated in the Company’s accompanying Condensed Consolidated Financial Statements.  The remaining inter-segment eliminations are comprised of intercompany accounts receivable. The effect of the elimination of the investments in subsidiaries is included in the inter-segment eliminations as shown below.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes total assets by segment:

(in millions)

	March 31,	December 31,
	2013	2012
Total assets:
Tempur North America	$2,168.3	$1,160.4
Tempur International	539.3	504.1
Sealy	1,964.0	—
Investment in subsidiaries	(1,534.0)	(347.6)
Other intercompany eliminations	(310.7)	(3.9)
	$2,826.9	$1,313.0

The following table summarizes long-lived assets by segment:

(in millions)

	March 31,	December 31,
Long-lived assets:	2013	2012
Tempur North America	$393.1	$395.7
Tempur International	66.5	69.5
Sealy	1,509.2	—
	$1,968.8	$465.2

The following table summarizes net sales by geographic region:

(in millions)

	March 31,	March 31,
	2013	2012
United States	$253.3	$259.0
Canada	15.0	10.0
Other International	121.8	115.4
	$390.1	$384.4
Total International	$136.8	$125.4

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information:

(in millions)
	Three Months Ended
	March 31,
	2013	2012
Net sales from external customers:
Tempur North America
Bedding	$204.6	$244.5
Other products	21.3	24.5
	$225.9	$269.0

Tempur International
Bedding	$89.3	$89.2
Other products	28.2	26.2
	$117.5	$115.4

Sealy
Bedding	$44.7	$—
Other products	2.0	—
	$46.7	$—
	$390.1	$384.4

Inter-segment sales:
Tempur North America	$0.1	$0.2
Tempur International	0.1	—
Sealy	—	—
Intercompany eliminations	(0.2)	(0.2)
	$—	$—

Gross profit:
Tempur North America	$103.5	$137.2
Tempur International	74.2	68.8
Sealy	10.7	—
	$188.4	$206.0

Operating income:
Tempur North America	$15.9	$58.5
Tempur International	31.3	27.6
Sealy	(2.9)	—
	$44.3	$86.1

Income before income taxes:
Tempur North America	$(11.7)	$54.5
Tempur International	30.3	27.0
Sealy	(3.7)	—
	$14.9	$81.5

Depreciation and amortization (including stock-based compensation amortization):
Tempur North America	$9.8	$10.5
Tempur International	3.1	2.6
Sealy	1.8	—
	$14.7	$13.1

Intercompany royalties:
Tempur North America	$1.3	3.5
Tempur International	(1.3)	(3.5)
Sealy	—	—
	$—	$—

Capital expenditures:
Tempur North America	$3.9	$3.6
Tempur International	1.7	3.0
Sealy	—	—
	$5.6	$6.6

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(17)        Guarantor/Non-Guarantor Financial Information

The Senior Notes are general unsecured senior obligations of Tempur-Pedic International and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by all of Tempur-Pedic International’s 100% directly or indirectly owned current and future domestic subsidiaries (the “Combined Guarantor Subsidiaries”). The foreign subsidiaries (the “Combined Non-Guarantor Subsidiaries”) represent the foreign operations of the Company and do not guarantee the Senior Notes. A subsidiary guarantor will be released from its obligations under the indenture governing the Senior Notes when: (a) the subsidiary guarantor is sold or sells all or substantially all of its assets; (b) the subsidiary is declared “unrestricted” under the indenture governing the Senior Notes; (c) the subsidiary’s guarantee of indebtedness under the 2012 Credit Agreement (as it may be amended, refinanced or replaced) is released (other than a discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned subsidiary guarantors and non-guarantor subsidiaries. The Company has accounted for its investments in its subsidiaries under the equity method.

The following financial information presents Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, and the related Condensed Consolidated Statements of Income and Comprehensive Income and Cash Flows for the three months ended March 31, 2013 and 2012, for the Ultimate Parent, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR-PEDIC INTERNATIONAL INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended March 31, 2013
(in millions)

	Tempur- Pedic International Inc. (Ultimate Parent)		Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$	―	$259.9	$136.8	$(6.6)	$390.1
Cost of sales		―	150.7	57.6	(6.6)	201.7
Gross profit		―	109.2	79.2	―	188.4
Selling and marketing expenses		0.7	52.6	33.1	―	86.4
General, administrative and other expenses		3.7	40.3	14.7	―	58.7
Royalty income, net of royalty expense		―	(1.0)	―	―	(1.0)
Operating income		(4.4)	17.3	31.4	―	44.3

Other expense, net:
Interest expense, net		(12.6)	(15.0)	(0.3)	―	(27.9)
Other expense, net		―	(0.4)	(1.1)	―	(1.5)
Total other expense		(12.6)	(15.4)	(1.4)	―	(29.4)

Income from equity investees		24.8	23.1	―	(47.9)	―

Income before income taxes		7.8	25.0	30.0	(47.9)	14.9
Income tax provision (benefit)		(4.7)	(0.2)	(7.1)	―	(2.6)
Equity in earnings of unconsolidated affiliates		―	―	23.1	―	0.2
Net income		$12.5	$24.8	$(278.9)	$(47.9)	$12.5

Comprehensive income		$1.8	$21.7	$15.5	$(37.2)	$1.8

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR-PEDIC INTERNATIONAL INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended March 31, 2012
(in millions)

	Tempur- Pedic International Inc. (Ultimate Parent)		Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$	―	$263.9	$125.4	$(4.9)	$384.4
Cost of sales		―	129.6	53.7	(4.9)	178.4
Gross profit		―	134.3	71.7	―	206.0
Selling and marketing expenses		1.1	49.8	32.4	―	83.3
General, administrative and other expenses		3.6	21.2	11.8	―	36.6
Royalty income, net of royalty expense		―	―	―	―	―
Operating income		(4.7)	63.3	27.5	―	86.1

Other expense, net:
Interest expense, net		(7.3)	3.4	(0.2)	―	(4.1)
Other expense, net		―	―	(0.5)	―	(0.5)
Total other expense		(7.3)	3.4	(0.7)	―	(4.6)

Income from equity investees		66.0	23.4	―	(89.4)	―

Income before income taxes		54.0	90.1	26.8	(89.4)	81.5
Income tax provision (benefit)		2.2	(24.1)	(3.4)	―	(25.3)
Equity in earnings of unconsolidated affiliates		―	―	―	―	―
Net income		$56.2	$66.0	$23.4	$(89.4)	$56.2

Comprehensive income		$61.5	$66.3	$28.4	$(94.7)	$61.5

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR-PEDIC INTERNATIONAL INC.
Supplemental Condensed Consolidated Balance Sheets
March 31, 2013
(in millions)

	Tempur- Pedic International Inc. (Ultimate Parent)		Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS

Current Assets:
Cash and cash equivalents		$0.1	$28.7	$62.7	$	―	$91.5
Accounts receivable, net		―	177.7	147.3		―	325.0
Inventories		―	120.3	50.6		―	170.9
Receivable from escrow		―	92.7	―		―	92.7
Income taxes payable		98.6	―	―		(98.6)	―
Prepaid expenses and other current assets		0.8	31.4	14.7		―	46.9
Deferred income taxes		6.4	22.3	4.6		―	33.3
Total Current Assets		105.9	473.1	279.9		(98.6)	760.3
Property, plant and equipment, net		―	344.6	88.9		―	433.5
Goodwill		―	570.7	194.2		―	764.9
Other intangible assets, net		―	340.2	430.2		―	770.4
Deferred tax asset		―	―	9.9		―	9.9
Other non-current assets		8.2	57.6	22.1		―	87.9
Net investment in subsidiaries		1,168.2	436.9	―		(1,605.1)	―
Due from affiliates		832.2	1,856.8	0.9		(2,689.9)	―
Total Assets		$2,114.5	$4,079.9	$1,026.1		$(4,393.6)	$2,826.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$	―	$115.1	$42.4	$	―	$157.5
Accrued expenses and other current liabilities		0.2	137.1	60.1		―	197.4
Deferred income taxes		―	―	0.4		―	0.4
Income taxes payable		―	107.0	13.0		(98.6)	21.4
Current portion of long-term debt		―	36.2	―		―	36.2
Total Current Liabilities		(0.2)	395.4	115.9		(98.6)	412.9
Long-term debt		375.0	1,586.7	―		―	1,961.7
Deferred income taxes		―	329.2	1.9		―	331.1
Other non-current liabilities		―	83.3	10.5		―	93.8
Due to affiliates		1,711.9	517.1	460.9		(2,689.9)	―
Total Liabilities		2,087.1	2,911.7	589.2		(2,788.5)	2,799.5

Total Stockholders’ Equity		27.4	1,168.2	436.9		1,605.1	27.4
Total Liabilities and Stockholders’ Equity		$2,114.5	$4,079.9	$1,026.1		$(4,393.6)	$2,826.9

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR-PEDIC INTERNATIONAL INC.
Supplemental Condensed Consolidated Balance Sheets
December 31, 2012
(in millions)

	Tempur- Pedic International Inc. (Ultimate Parent)		Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$	―	$19.2	$160.1	$	―	$179.3
Accounts receivable, net		―	57.1	72.7		―	129.8
Inventories		―	55.7	37.3		―	93.0
Receivable from escrow		375.0	―	―		―	375.0
Prepaid expenses and other current assets		86.2	26.4	15.0		(86.2)	41.4
Deferred income taxes		11.7	―	2.6		(11.7)	2.6
Total Current Assets		472.9	158.4	287.7		(97.9)	821.1
Property, plant and equipment, net		―	132.7	53.3		―	186.0
Goodwill		―	89.9	126.2		―	216.1
Other intangible assets, net		―	42.9	20.2		―	63.1
Deferred tax asset		―	―	10.4		―	10.4
Other non-current assets		―	13.4	2.9		―	16.3
Net investment in subsidiaries		1,213.0	300.2	―		(1,513.2)	―
Due from affiliates		28.0	1,460.0	3.4		(1,491.4)	―
Total Assets		$1,713.9	$2,197.5	$504.1		$(3,102.5)	$1,313.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$	―	$60.0	$25.8	$	―	$85.8
Accrued expenses and other current liabilities		0.2	46.2	35.0		―	81.4
Deferred income taxes		―	37.6	0.6		(11.7)	26.5
Income taxes payable		―	89.3	12.4		(86.2)	15.5
Total Current Liabilities		0.2	233.1	73.8		(97.9)	209.2
Long-term debt		375.0	650.0	―		―	1,025.0
Deferred income taxes		―	28.9	2.5		―	31.4
Other non-current liabilities		―	23.5	1.6		―	25.1
Due to affiliates		1,316.4	49.0	126.0		(1,491.4)	―
Total Liabilities		1,691.6	984.5	203.9		(1,589.3)	1,290.7

Total Stockholders’ Equity		22.3	1,213.0	300.2		(1,513.2)	22.3
Total Liabilities and Stockholders’ Equity		$1,713.9	$2,197.5	$504.1		$(3,102.5)	$1,313.0

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR-PEDIC INTERNATIONAL INC.
Supplemental Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013
(in millions)

	Tempur- Pedic International Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net cash from operating activities	(17.9)	68.1	(45.0)		―	5.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	―	34.3	(39.9)		―	(5.6)
Acquisition of business, net of cash acquired	―	(1,265.5)	―		―	(1,265.5)
Other	―	54.1	(54.0)		―	0.1
Net cash from investing activities	―	(1,177.1)	(93.9)		―	(1,271.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	―	1,525.0	―		―	1,525.0
Repayments 2012 Credit Agreement	―	(24.1)	―		―	(24.1)
Proceeds from issuance of Senior Notes	375.0	―	―		―	375.0
Proceeds from 2011 Credit Facility	―	46.5	―		―	46.5
Repayments of 2011 Credit Facility	―	(696.5)	―		―	(696.5)
Net activity in investment in and advances from (to) subsidiaries and affiliates	(801.6)	760.5	41.1		―	―
Payment of deferred financing costs	(8.1)	(43.4)	―		―	(51.5)
Proceeds from issuance of common stock	4.2	―	―		―	4.2
Excess tax benefit from stock based compensation	2.5	―	―		―	2.5
Treasury stock repurchased	446.0	(446.0)	―		―	―
Other	―	(4.7)	4.4		―	(0.3)
Net cash from financing activities	18.0	1,117.3	45.5		―	1,180.8

Net effect of exchange rate changes on cash and cash equivalents	―	1.2	(4.0)		―	(2.8)
Increase in cash and cash equivalents	0.1	9.5	(97.4)		―	(87.8)
Cash and cash equivalents, beginning of period	―	19.2	160.1		―	179.3
Cash and cash equivalents, end of period	$0.1	$28.7	$62.7	$	―	$91.5

TEMPUR-PEDIC INTERNATIONAL INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR-PEDIC INTERNATIONAL INC.
Supplemental Condensed Consolidated Statements of Cash Flows
Three Months Ended March, 31, 2012
(in millions)

	Tempur- Pedic International Inc. (Ultimate Parent)		Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net cash from operating activities		$(17.1)	40.1	21.6		―	44.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment		―	(3.6)	(3.0)		―	(6.6)
Acquisition of business, net of cash acquired		―	(0.1)	0.1		―	―
Other		―	(0.1)	0.1		―	―
Net cash from investing activities		―	(3.8)	(2.8)		―	(6.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the 2011 Credit Facility		―	31.5	―		―	31.5
Repayments of the 2011 Credit Facility		―	(51.5)	―		―	(51.5)
Payment of deferred financing costs		―	―	―		―	―
Net activity in investment in and advances from (to) subsidiaries and affiliates		16.0	(17.6)	1.6		―	―
Proceeds from issuance of common stock		7.3	―	―		―	7.3
Excess tax benefit from stock based compensation		8.7	―	―		―	8.7
Treasury stock repurchased		(14.9)	―	―		―	(14.9)
Other		―	―	(0.3)		―	(0.3)
Net cash from financing activities		17.1	(37.6)	1.3		―	(19.2)

Net effect of exchange rate changes on cash and cash equivalents		―	―	3.8		―	3.8
Increase in cash and cash equivalents		―	(1.3)	23.9		―	22.6
Cash and cash equivalents, beginning of period		―	10.8	100.6		―	111.4
Cash and cash equivalents, end of period	$	―	$9.5	$124.5	$	―	$134.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this report is condensed consolidated information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements include numerous risks and uncertainties, as described under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012. Our actual results may differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

In this discussion and analysis, we discuss and explain the financial condition and results of our operations for the three months ended March 31, 2013 and 2012, including the following points:

•	An overview of our business, including the acquisition of Sealy Corporation (“Sealy”);
•	Our net sales and costs in the periods presented as well as changes between periods;
•	Expected sources of liquidity for future operations; and
•	The effect of the foregoing on our overall financial performance and condition.

Executive Overview

General. We have the strongest brand portfolio with the most highly recognized brands in the bedding industry, and are the world’s largest bedding provider. We manufacture, market and distribute bedding products, which we sell globally under the TEMPUR®, Tempur-Pedic®, Sealy® and Stearns & Foster® brands. Our comprehensive suite of bedding products offers a variety of products to consumers across a broad range of channels.

We sell our products through three distribution channels in each operating business segment: Retail (furniture and bedding retailers, department stores, specially retailers and warehouse clubs); Direct (e-commerce platform, company-owned stores, and call center); and Other (third party distributors, hospitality and healthcare customers).

Business Segments. We have three reportable business segments: Tempur North America, Tempur International and Sealy. As a result of the Sealy Acquisition, we now have a new reportable business segment based on the Sealy business. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Tempur North American segment consists of two U.S. manufacturing facilities and our Tempur North American distribution subsidiaries. The Tempur International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Tempur North American and Sealy segments. The Sealy segment consists of company-owned and operated bedding and component manufacturing facilities located around the world along with distribution subsidiaries and joint ventures. We evaluate segment performance based on net sales and operating income.

Sealy Acquisition

On March 18, 2013, the Company completed the acquisition of Sealy (“Sealy Acquisition”). Refer to Note 2, “Business Combinations”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I for a discussion of the Sealy Acquisition. Pursuant to the merger agreement, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the Sealy Acquisition was cancelled and (other than shares held by Sealy or Tempur-Pedic or their subsidiaries or Sealy stockholders who properly exercised their appraisal rights) converted into the right to receive $2.20 in cash. The total purchase price was $1,265.5 million, which was funded using available cash and financing consisting of our 2012 Credit Agreement and Senior Notes. Refer to Note 4, “Long-Term Debt”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I for the definition of these terms and further discussion. The purchase price of Sealy, including debt assumed, consisted of the following items:

(in millions)
Cash consideration for stock	$231.2	(1)
Cash consideration for share-based awards	14.2	(2)
Cash consideration for 8.0% Sealy Notes	442.1	(3)
Cash consideration for repayment of Sealy Senior Notes	260.6	(4)
Cash Consideration for repayment of Sealy 2014 Notes	276.9	(5)
Total consideration	1,225.0
Paid to escrow – 8.0% Sealy Notes	92.7	(6)
Cash acquired	(52.2)	(7)
Net consideration given	$1,265.5

(1)	The cash consideration for outstanding shares of Sealy common stock is the product of the agreed-upon cash per share price of $2.20 and total Sealy shares of 105.1 million.
(2)
The cash consideration for share-based awards is the product of the agreed-upon cash per share price of $2.20 and the total number of restricted stock units and deferred stock units outstanding and the “in the money” stock options net of the weighted average exercise price.

(3)
The cash consideration for Sealy’s 8.0% Senior Secured Third Lien Convertible Notes due 2016 (“8.0% Sealy Notes”) is the result of applying the adjusted equity conversion rate to the 8.0% Sealy Notes tendered for conversion and multiplying the result by the agreed-upon cash per share price of $2.20. The 8.0% Sealy Notes that were converted into the right to receive the same merger consideration that would have been payable to a holder of 201.0 million shares of Sealy common stock, subject to adjustment in accordance with the terms of the supplemental indenture governing the 8.0% Sealy Notes.

(4)	The cash consideration for Sealy’s 10.875% Senior Notes due 2016 (“Sealy Senior Notes”) reflects the repayment of the outstanding obligation.
(5)	The cash consideration for Sealy’s 8.25% Senior Subordinated Notes due 2014 (“Senior Subordinated Notes”) reflects the repayment of the outstanding obligation.
(6)
Pursuant to the merger agreement, the Company deposited with a paying agent an amount in cash sufficient to make payment to all holders of the 8.0% Sealy Notes who converted their notes during a make-whole period.  Of this amount deposited, approximately $92.7 million will be transferred back to the Company after the expiration of a deposit period specified in the related paying agency agreement. The 8.0% Sealy Notes will continue to be secured obligations of Sealy and certain of its subsidiaries until maturity.

(7)	Represents the Sealy cash balance acquired at acquisition.

Sealy, headquartered in Trinity, North Carolina, owns one of the largest portfolios of bedding brands in the world, and manufactures and markets a complete line of bedding products under the Sealy®, Sealy Posturepedic®, Sealy EmbodyTM, OptimumTM by Sealy Posturepedic®, Stearns & Foster®, and Bassett® brands. Sealy’s results of operations are reported within the Company’s Sealy reportable segment. The combination brings together two highly complementary companies with iconic brands and significant opportunities for global innovation and growth.  Tempur-Pedic and Sealy together will have products for almost every consumer preference and price point, distribution through all key channels, in-house expertise on most key bedding technologies, and a world-class research and development team. In addition, the combined operations have a global footprint that includes over 80 countries. The Company believes the shared know-how and improved efficiencies of the combined company will result in tremendous value for its consumers, retailers and stockholders.

Results of Operations

A summary of our results for the three months ended March 31, 2013, which include the Sealy segment results of operations for the period from March 18, 2013 through March 31, 2013, include the following:

•	Net sales for the three months ended March 31, 2013 increased to $390.1 million from $384.4 million for the same period in 2012.
•	Earnings per diluted common share (EPS) were $0.20 for the three months ended March 31, 2013 compared to $0.86 for the three months ended March 31, 2012.

	Three Months Ended
(In millions, except per common share amounts)	March 31,
	2013		2012
Net sales	$390.1	100.0%	$384.4	100.0%
Cost of sales	201.7	51.7	178.4	46.4
Gross profit	188.4	48.3	206.0	53.6
Selling and marketing expenses	86.4	22.1	83.3	21.7
General, administrative and other expenses	58.7	15.0	36.6	9.5
Royalty income, net of royalty expense	(1.0)	(0.2)	—	—
Operating income	44.3	11.4	86.1	22.4
Interest expense, net	(27.9)	(7.2)	4.1	(1.1)
Other income (expense), net	(1.5)	(0.4)	0.5	(0.1)
Income before income taxes	14.9	3.8	81.5	21.2
Income tax provision	(2.6)	(0.6)	(25.3)	(6.6)
Equity in earnings of unconsolidated affiliates	0.2	—	—	—
Net income	$12.5	3.2%	$56.2	14.6%

Earnings per common share:
Basic	$0.21		$0.88
Diluted	$0.20		$0.86
Weighted average common shares outstanding:
Basic	60.0		63.9
Diluted	61.2		65.7

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

A summary of net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		TEMPUR NORTH AMERICA		TEMPUR INTERNATIONAL		SEALY
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Retail	$345.7	$337.8	$207.5	$241.6	$94.0	$96.2	$44.2	$—
Direct	27.0	30.9	14.4	24.3	11.3	6.6	1.3	—
Other	17.4	15.7	4.0	3.1	12.2	12.6	1.2	—
	$390.1	$384.4	$225.9	$269.0	$117.5	$115.4	$46.7	$—

Retail includes sales to furniture, bedding and department stores. Direct includes direct response and internet sales as well as sales through company-owned stores. Other includes sales to third party distributors and health care and hospitality institutions.

A summary of net sales, by product and by segment, is set forth below:

	CONSOLIDATED		TEMPUR NORTH AMERICA		TEMPUR INTERNATIONAL		SEALY
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Bedding	$338.6	$333.7	$204.6	$244.5	$89.3	$89.2	$44.7	$—
Other Products	51.5	50.7	21.3	24.5	28.2	26.2	2.0	—
	$390.1	$384.4	$225.9	$269.0	$117.5	$115.4	$46.7	$—

Bedding includes mattresses, foundations and adjustable foundations and Other Products includes pillows and various other comfort products and components.

Net sales. Net sales for the three months ended March 31, 2013 increased to $390.1 million from $384.4 million for the same period in 2012, an increase of $5.7 million, or 1.5%. The increase in net sales was due to the Sealy Acquisition which resulted in the inclusion of its results of operations for the period March 18, 2013 through March 31, 2013. This increase was partially offset by lower net sales in our Tempur North America segment primarily due to increased competition. Consolidated bedding sales increased $4.9 million, or 1.5%, compared to the first quarter of 2012. The increase in bedding sales occurred primarily in our Retail channel with net sales increasing to $345.7 million from $337.8 million for the same period in 2012, an increase of $7.9 million, or 2.3%. Direct sales decreased $3.9 million, or 12.6%, from the same period in 2012. The principal factors that impacted net sales for each segment are discussed below, in the respective segment discussion.

Tempur North America. Tempur North America net sales for the three months ended March 31, 2013 decreased to $225.9 million from $269.0 million for the same period in 2012, a decrease of $43.1 million, or 16.0%. Tempur North America bedding sales decreased $39.9 million, or 16.3%, over the same period in 2012. Our Tempur North America Retail channel contributed $207.5 million in net sales for the three months ended March 31, 2013 for a decrease of $34.1 million, or 14.1%, compared to the same period in 2012. Beginning primarily in the second quarter of 2012 and into 2013, there has been a significant increase in the number of competitive product introductions, supported by aggressive marketing and incentives. We continue to believe this change in our competitive environment was the primary driver of our decreased net sales. On a sequential basis, net sales were relatively stable compared to the three months ended December 31, 2012.

Tempur International. Tempur International net sales for the three months ended March 31, 2013 increased to $117.5 million from $115.4 million for the same period in 2012, an increase of $2.1 million, or 1.8%. On a constant currency basis1, our International net sales increased approximately 2.9%. Tempur International net sales increased primarily due to expanding points of distribution and investments in our brand awareness. The Tempur International Direct channel increased $4.7 million, or 71.2% compared to the same period in 2012, due to expanding our points of distribution through an increase in the number of company-owned stores and e-commerce. Our Tempur International segment continues to experience economic uncertainity, which we believe will continue into the second quarter of 2013.

Sealy. Sealy net sales for the period March 18, 2013 through March 31, 2013 were $46.7 million, with $44.2 million in the Retail channel.

Gross profit. Gross profit for the three months ended March 31, 2013 decreased to $188.4 million from $206.0 million for the same period in 2012, a decrease of $17.6 million, or 8.5%. The gross profit margin for the three months ended March 31, 2013 was 48.3% as compared to 53.6% for the same period in 2012. The principal factors that impacted gross profit margin during the year are identified and discussed below in the respective segment discussions.

Our gross profit margin is impacted by, among other factors, geographic mix between our two Tempur segments. Historically, our Tempur North America gross profit margin has been substantially lower than that of our Tempur International segment, due in part to the royalty paid by the Tempur North America segment as described below. For the three months ended March 31, 2013, our Tempur North America net sales decreased 16.0%, whereas our Tempur International segment net sales increased 1.8%. These changes in geographic mix from 2012 to 2013 resulted in a 0.7% increase in our gross profit margin for the three months ended March 31, 2013. Additionally, our gross profit margin includes a royalty paid by the Tempur North American segment to our Tempur International segment based on production volume, which has the effect of lowering the Tempur North America segment’s reported gross profit margin, and increasing the Tempur International segment’s reported gross profit margin as the Tempur North America segment’s net sales increase. For the three months ended March 31, 2013 and 2012, royalties paid by our Tempur North America segment to our Tempur International segment were $1.3 million and $3.5 million, respectively, which decreased the Tempur North American segment’s gross profit margin percentage 0.6% and 1.3% for the three months ended March 31, 2013 and 2012, respectively. Royalties received by the Tempur International segment increased their respective gross profit margin percentage 1.1% and 3.0% for the three months ended March 31, 2013 and 2012, respectively.

Our gross profit for the three months ended March 31, 2013 was also impacted by $3.1 million in incremental cost associated with the revaluation of finished goods inventory related to the preliminiary purchase price allocation of the Sealy Acquisition, which had an unfavorable gross profit margin impact of 1.5%.

During the second quarter of 2013, we expect to introduce several new products for both the Tempur North America and Sealy segments. As a result, our gross profit margin will continue to be negatively impacted, due to the costs associated with a significant number of floor models for new products.  Additionally, the Sealy segment has historically reported a lower gross profit margin than the Tempur North America and Tempur International segments, as Sealy’s net sales increase as a percentage of Consolidated net sales this will negatively impact our gross profit margin.

Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in this process.

1 The references to “constant currency basis” in this Management’s Discussion & Analysis section do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Refer to ITEM 3 under Part I of this report.

Tempur North America. Tempur North America gross profit for the three months ended March 31, 2013 decreased to $103.5 million from $137.2 million for the same period in 2012, a decrease of $33.7 million, or 24.6%. The gross profit margin in our Tempur North America segment was 45.8% and 51.0% for the three months ended March 31, 2013 and 2012, respectively. Our Tempur North America segment gross profit margin was most significantly impacted by a 4.4% decrease due to unfavorable mix, a 1.8% decrease due to fixed cost de-leverage related to lower production volumes and a 1.1% decrease associated with floor model discounts related to new product launches. These decreases were partially offset by a 2.1% increase due to lower commodity prices. Our Tempur North America cost of sales for the three months ended March 31, 2013 decreased to $122.5 million from $131.8 million for the same period in 2012, a decrease of $9.3 million, or 7.1%.

Tempur International. Tempur International gross profit for the three months ended March 31, 2013 increased to $74.2 million from $68.8 million for the same period in 2012, an increase of $5.4 million, or 7.8%. The gross profit margin in our International segment was 63.2% and 59.6% for the three months ended March 31, 2013 and 2012, respectively. Our Tempur International gross profit margin was most significantly impacted by a 2.5% increase related to favorable mix along with a 1.3% increase in fixed cost leverage related to manufacturing efficiencies. These increases were partially offset by a 0.2% decrease due to higher commodity prices. Our Tempur International cost of sales for the three months ended March 31, 2013 decreased to $43.2 million from $46.6 million for the same period in 2012, a decrease of $3.4 million, or 7.3%.

Sealy. Sealy gross profit for the period from March 18, 2013 to March 31, 2013 was $10.7 million, or 22.9%. The Sealy gross profit margin was most significantly impacted by incremental costs of $3.1 million charge associated with the revaluation of finished goods inventory related to the purchase price allocation of the Sealy Acquisition, which had an unfavorable gross profit margin impact of 6.7%. Our Sealy cost of sales for the period from March 18, 2013 to March 31, 2013 was $36.0 million.

Selling and marketing expenses. Selling and marketing expenses include advertising and media production associated with our Direct channel, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings, point of purchase materials and sales force compensation. We also include in selling and marketing expenses certain new product development costs, including market research and new product testing. Selling and marketing expenses increased to $86.4 million for the three months ended March 31, 2013 as compared to $83.3 million for the three months ended March 31, 2012, an increase of $3.1 million, or 3.7%. Selling and marketing expenses as a percentage of net sales were 22.1% and 21.7% for the three months ended March 31, 2013 and 2012, respectively. Our advertising expenses for the three months ended March 31, 2013 were $41.3 million compared to $47.2 million in 2012, a decrease of $5.9 million, or 12.5%. Advertising expenses as a percentage of net sales were 10.6% and 12.3% for the three months ended March 31, 2013 and 2012, respectively. All other selling and marketing expenses as a percentage of net sales were approximately 11.6% and 9.8% for the three months ended March 31, 2013 and 2012, respectively. All other selling and marketing expenses increased $7.6 million, or 20.3%, due primarily to increases in promotional related expenses of $3.0 million and an increase in salaries and related expensed of $3.5 million, primarily due to the acquisition of new subsidiaries, including Sealy.

 General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs. General, administrative and other expenses as a percentage of net sales were 15.0% and 9.5% for the three months ended March 31, 2013 and 2012, respectively. General, administrative and other expenses increased to $53.9 million for the three months ended March 31, 2013 as compared to $36.6 million for the same period in 2012. General, administrative and other expenses increased compared to the three months ended March 31, 2012 primarily due to an increase in professional fees of $13.9 million, driven by transaction related expenses of $11.8 million for the Sealy Acquisition. Additionally, salaries and related expenses increased $3.7 million, primarily due to the Sealy Acquisition.

Research and development expenses for the three months ended March 31, 2013 were $4.8 million compared to $3.4 million for the same period in 2012, an increase of $1.4 million, or 41.2%. We continue to invest in research and development in order to improve our existing product lines and continue to create new and differentiated products.

Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs. Interest expense, net, increased to $27.9 million for the three months ended March 31, 2013 as compared to $4.1 million for the same period in 2012, an increase of $23.8 million, or 580.5%. The Company incurred $19.9 million of incremental interest expense for the three months ended March 31, 2013, which includes interest and fees on the Senior Notes and 2012 Credit Agreement for the period prior to March 18, 2013, commitment fees associated with financing for the closing of the Sealy Acquisition, and write off deferred financing costs associated with the 2011 Credit Facility. The increase in interest expense is primarily a result of interest on the Company’s Senior Notes, commitments associated with financing for the closing of the Sealy Acquisition, ticking fees and the write off of deferred finance costs associated with the 2011 Credit Facility. The remaining increase is due to higher debt levels as a result of the Sealy Acquisition for the period March 18, 2013 through March 31, 2013.

Income before income taxes. Income before income taxes for the quarter ended March 31, 2013 decreased to $14.9 million from $81.5 million for the same period in 2012, a decrease of $66.6 million, or 81.7%. Tempur North America loss before income taxes for the quarter ended March 31, 2013 decreased to $11.7 million from income before income taxes of $54.6 million for the same period in 2012, a decrease of $66.3 million, or 121.4%. Tempur International income before income taxes for the quarter ended March 31, 2013 increased to $30.3 million from $27.0 million for the same period in 2012, an increase of $3.3 million, or 12.2%. Sealy loss before income taxes for the quarter ended March 31, 2013 was $2.9 million. The decrease in income before income taxes was a result of the items discussed above.

Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations. Our effective tax rate for the three months ended March 31, 2013 and 2012 was 17.4% and 31.1%, respectively. During the three months ended March 31, 2013, we repatriated substantially all of our foreign earnings in a taxable transaction. The Company had previously tax affected its undistributed earnings from non-U.S. operations. The income tax provision for the three months ended March 31, 2013 was favorably impacted by an $11.0 million benefit as a result of repatriation of non-U.S. cash holdings, due to certain foreign tax credit attributes related to Sealy’s foreign subsidiaries that we could not take into account until after the closing of the Sealy Acquisition. This benefit was partially offset by increases in our uncertain tax positions during the three months ended March 31, 2013. Throughout the remainder of 2013, we anticipate a tax rate of approximately 32.5%.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, business combinations, share repurchases made from time to time pursuant to share repurchase authorizations, capital expenditures and working capital needs. At March 31, 2013, we had working capital of $347.4 million including cash and cash equivalents of $91.5 million compared to working capital of $611.9 million including $179.3 million in cash and cash equivalents as of December 31, 2012. Working capital as of December 31, 2012 included a receivable from escrow of $375.0 million related to the issuance of the Senior Notes, and this escrow was released at the closing of the Sealy Acquisition on March 18, 2013. This decrease was offset by the assumption of working capital from the Sealy Acquisition.

Our cash flow from operations decreased to $5.2 million for the three months ended March 31, 2013 from $44.6 million for the three months ended March 31, 2012. The decrease in operating cash flow for the three months ended March 31, 2013 compared to three months ended March 31, 2012 was primarily due to the decreased earnings due to transaction and other Sealy Acquisition related costs during the three months ended March 31, 2013.

Net cash used by investing activities increased to $1,271.0 million for the three months ended March 31, 2013 as compared to $6.6 million for the three months ended March 31, 2012, due to the Sealy Acquisition.

Cash flow from financing activities was $1,180.8 million for the three months ended March 31, 2013 compared to cash flow used of $19.2 million for the same period in 2012. This increase is primarily due to funding of the Senior Notes and 2012 Credit Agreement in conjunction with the close of the Sealy Acquisition, partially offset by the payoff of the outstanding balance of the 2011 Credit Facility.

Capital Expenditures

Capital expenditures totaled $5.6 million for the three months ended March 31, 2013 and $6.6 million for the three months ended March 31, 2012, respectively. We currently expect our 2013 capital expenditures to be approximately $60.0 million, and relate to continued strategic investments which we believe will support our future plans.

Non-GAAP Financial Information

We provide information regarding earnings before interest taxes depreciation and amortization ("EBITDA"), adjusted EBITDA, consolidated funded debt less qualified cash, adjusted net income and adjusted earnings per share, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. A reconciliation of our net income to EBITDA and adjusted EBITDA and a reconciliation of total debt to consolidated funded debt are provided below. We believe the use of these non-GAAP financial measures provides investors with additional useful information with respect to our debt agreements and our compliance with the related debt covenants. A reconciliation of our adjusted earnings per share is provided below. We believe that the use of this non-GAAP financial measure provides investors with additional useful information with respect to the impact of transaction and integration costs, and interest expense incurred related to the Sealy Acquisition.

Debt Service

Our long-term debt increased to $1,997.9 million as of March 31, 2013 from $1,025.0 million as of December 31, 2012. Our long-term debt as of December 31, 2012 included $375.0 million of Senior Notes issued in December 2012 to finance a portion of the cost of the Sealy Acquisition. The increase in long-term debt is due to funding of the 2012 Credit Agreement in conjunction with the closing of the Sealy Acquisition, partially offset by the payoff of the remaining balance under the 2011 Credit Facility. After giving effect to $90.0 million in borrowings under the revolver portion of the 2012 Credit Agreement and letters of credit outstanding of $18.4 million, total availability under the revolver was $241.6 million as of March 31, 2013. Refer to Note 4, “Long-term debt”, in our Condensed Consolidated Financial Statements included in Part I, Item I for further discussion of our debt.

As of March 31, 2013, we are in compliance with our debt covenants. The table below sets forth the calculation of our compliance with the covenant in the 2012 Credit Agreement that requires that we maintain a ratio of less than 5.5 times of consolidated funded debt less qualified cash to adjusted EBITDA through September 30, 2013.  From October 1, 2013 through December 31, 2013 the covenant in the 2012 Credit Agreement requires that we maintain a ratio not greater than 5.25 times for consolidated funded debt less qualified cash to adjusted EBITDA. Both consolidated funded debt and adjusted EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Reconciliation of net income to EBITDA and adjusted EBITDA

The following table sets forth a mathematical combination related to the calculation of adjusted EBITDA in accordance with the Company’s new senior secured credit facility. The following table provides useful information about how the senior secured credit facility treats adjusted EBITDA for the period prior to the completion of the Sealy Acquisition, and sets forth a calculation of the Company’s reported net income to the calculation of EBITDA and adjusted EBITDA for the twelve months ended March 31, 2013 for the Company and the twelve months ended March 3, 2013 for Sealy:

(in millions)	Tempur Twelve Months Ended March 31, 2013	Sealy Twelve Months Ended March 3, 2013	Combined
EBITDA
GAAP net income (loss)	$63.1	$(5.4)	$57.7
Interest expense	42.6	89.5	132.1
Income taxes	99.7	(0.1)	99.6
Depreciation & amortization	43.6	27.5	71.1
EBITDA	$249.0	$111.5	$360.5

Adjustments for financial covenants:
Transaction costs	20.7	9.0	29.7
Integration costs	6.4	—	6.4
Inventory step-up	3.1	—	3.1
Refinancing charges	—	5.2	5.2
Non-cash compensation	—	7.1	7.1
Restructuring and impairment related charges	1.5	5.3	6.8
Discontinued operations	—	1.8	1.8
Other	—	4.1	4.1
Adjusted EBITDA	$280.7	$144.0	$424.7

This information is presented solely for the purpose of providing information to investors regarding the Company’s compliance with certain financial covenants  in its new senior secured credit facility that are based on adjusted EBITDA. This information does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information, and does not reflect future events that may occur after March 31, 2013 or any operating efficiencies or inefficiencies that may result from the Sealy Acquisition and related financing. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

Reconciliation of long-term debt to consolidated funded debt less qualified cash

The following table sets forth the reconciliation of the Company’s reported long-term debt to the calculation of consolidated funded debt and ratio of the consolidated funded debt less qualified cash to adjusted EBITDA as of March 31, 2013:

As of
(in millions)	March 31, 2013

GAAP basis long-term debt	$1,997.9
Plus:
Letters of credit outstanding	18.4
Short-term debt included in accrued and other current liabilities	2.9
Consolidated funded debt	2,019.2
Less:
Domestic qualified cash	$28.8
Domestic escrow receivable (1)	83.6
Foreign qualified cash	37.6
Consolidated funded debt less qualified cash (2)	$1,869.2

(1)
Domestic escrow receivable represents cash held in escrow related to the outstanding 8.0% Sealy Notes that had not been converted as of March 31, 2013. Assuming no further conversions, this amount will be returned to the Company during May 2013.

(2)
Qualified cash as defined in the credit agreement equals 100% unrestricted domestic cash plus 60% of unrestricted foreign cash. As of March 31, 2013, qualified cash, which includes domestic escrow receivable, was $159.1 million.  For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Calculation of consolidated funded debt less qualified cash to adjusted EBITDA

The following table calculates the Company’s consolidated funded debt less qualified cash to adjusted EBITDA as of March 31, 2013:

As of
($ in millions)	March 31, 2013

Consolidated funded debt less qualified cash	$1,869.2
Adjusted EBITDA	424.7
4.4 times (1)

(1)
The ratio of consolidated long-term debt to adjusted EBITDA was 4.4 times, within our covenant, which requires this ratio be less than 5.5 times from March 18, 2013 through September 30, 2013, and less than 5.25 times from October 1, 2013 through December 31, 2013.

Future Liquidity Sources and Requirements

Our primary sources of liquidity are cash flow from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of March 31, 2013, we had $1,997.9 million in total long-term debt outstanding, and our stockholders’ equity was $27.4 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings is expected to be approximately $77.7 million in 2013. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes.

In connection with the income tax assessments from the Danish Tax Authority (“SKAT”) with respect to the tax years 2001 through 2007 relating to the royalty paid by one of Tempur-Pedic International’s U.S., we could be required by SKAT to post a cash deposit or other security for taxes assessed in an amount to be negotiated, up to the full amount of the claim, which could impact or reduce our liquidity and profitability. We expect to reach conclusion on the cash deposit or security required, if any, during 2013. Refer to Note 13, “Income Taxes” in our Condensed Consolidated Financial Statements included elsewhere in this report for further discussion of the matter.

We currently have 8.0% Sealy Notes with a fair value as of March 31, 2013 of $96.2 million outstanding. Holders of the 8.0% Sealy Notes may choose to convert to cash the amount outstanding at their discretion prior to maturity. Upon conversion prior to maturity, we would be required to pay the holders within 3 business days after the receipt of the notice of conversion. The conversion of the 8.0% Sealy Notes prior to maturity could have a significant impact on our liquidity.

Additionally, we currently have $92.7 million in an escrow receivable for the portion of the holders of 8.0% Sealy Notes who did not convert during the Make-Whole Period ending April 12, 2013. We expect to receive these funds during the second quarter of 2013. After receiving these funds, we plan to use the escrow receivable returned to reduce our outstanding debt under the 2012 Credit Agreement.

We plan to improve our capital structure in the near term by repricing and downsizing our Term B portion of our 2012 Credit Agreement.  Given the outstanding portion of the 8.0% Sealy Notes, we require less debt under our 2012 Credit Agreement than we had originally anticipated when we arranged the financing for the Sealy Acquisition. In addition, the current favorable interest rate environment provides us with an attractive opportunity to reprice portions of our 2012 Credit Agreement. If completed, we believe that this repricing and the lower debt levels will lower our estimated annual interest expense.  We expect that the fees associated with the repricing will have a payback period of less than one year.

Based upon the current level of operations, we believe that cash generated from operations and amounts available under our 2012 Credit Agreement will be adequate to meet our anticipated debt service requirements, capital expenditures, share repurchases, and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under facilities or otherwise enable us to service our indebtedness or to make anticipated capital expenditures.

At March 31, 2013, total cash and cash equivalents was $91.5 million, of which $28.8 million was held in the U.S. and $62.7 million was held by subsidiaries outside of the U.S. In anticipation of the closing of the Sealy Acquisition on March 18, 2013, the Company repatriated $130.0 million of foreign cash during the three months ended March 31, 2013. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other foreign currencies, including the U.S. Dollar, is not material to our overall liquidity or financial position. At March 31, 2013, the tax basis of the Company’s investment in its foreign subsidiaries exceeds the Company’s book basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.

Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, see “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies and estimates in 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. Should currency rates change sharply, our results could be impacted.

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at March 31, 2013, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.1 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

We are exposed to changes in interest rates. Our 2012 Credit Agreement has a variable rate component. On August 8, 2011, we entered into a new four-year interest rate swap agreement to manage interest costs and the risk of changing interest rates associated with a portion of the borrowings outstanding under our Senior Credit Facility. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 1.25% on $250.0 million of the outstanding balance as of March 31, 2013 under our 2012 Credit Agreement, with the outstanding balance declining over time. The interest rate swap expires on December 30, 2015. The Company selects the LIBOR-based rate on the hedged portion of our 2012 Credit Agreement during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period.

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On March 31, 2013, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $1,250.9 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $12.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 12, “Commitments and Contingencies,” in the “Notes to Condensed Consolidated Financial Statements,” in ITEM 1 under Part I of this report for a full description of our legal proceedings.

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

Set forth below are descriptions of certain risks relating to our business, which includes the Sealy Acquisition.

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

As of March 31, 2013, we had $1,997.9 million in long-term debt outstanding and our stockholders’ equity was $27.4 million, compared to $1,025.0 million in long-term debt outstanding and stockholders’ equity of $22.3 million as of December 31, 2012. Our long-term debt at December 31, 2012 included $375.0 million of Senior Notes issued in December 2012 in anticipation of the closing of the Sealy Acquisition. The increase in long-term debt during the three months ended March 31, 2013 is directly related to the Sealy Acquisition on March 18, 2013, which has increased our leverage. Our degree of leverage could have important consequences to our investors, such as:

•	increasing our vulnerability to adverse economic, industry or competitive developments;
•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and other business opportunities;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness;
•	restricting us from making strategic acquisitions or investments or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;
•
limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting; and

•	exposing us to variability in interest rates, as a substantial portion of our indebtedness are and will be variable rate.

In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities and reduce our flexibility to respond to changing business and economic conditions, which could put us at a competitive disadvantage. Our failure to comply with these covenants may result in an event of default. If such event of default is not cured or waived, we may suffer adverse effects on our operations, business or financial condition, including acceleration of our debt. For further discussion regarding our debt covenants and compliance, refer to ITEM 2 under Part I of this report.

Our sales growth is dependent upon our ability to implement strategic initiatives and actions taken to increase sales growth may not be effective.

Our ability to generate sales growth is dependent upon a number of factors, including the following:

•	our ability to continuously improve our products to offer new and enhanced consumer benefits and better quality;
•	ability of our future product launches to increase net sales;
•	the effectiveness of our advertising campaigns and other marketing programs in building product and brand awareness, driving traffic to our distribution channels and increasing sales;
•	our ability to continue to successfully execute our strategic initiatives;
•	the level of consumer acceptance of our products; and
•	general economic factors that negatively impact consumer confidence, disposable income or the availability of consumer financing.

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

Over the last year, the mattress market has been more competitive than at any time in our experience, which has adversely affected our results. In particular, others have expanded into non-innerspring segments hurting our market share and margins, and hybrid mattresses sold by competitors can take sales away from non-innerspring segments. If this environment continues and our response is not successful, our results would continue to be adversely affected.

Because we depend on our significant customers, a decrease or interruption in their business with us would reduce our sales and profitability.

Our top five customers, collectively, accounted for approximately 25.3% of our net sales for the three months ended March 31, 2013, with one customer, whose net sales are included in both the Tempur North America and Sealy segments, accounting for more than 10.0% of our net sales. The credit environment in which our customers operate has been relatively stable over the past few years. However, the continued management of credit risk by financial institutions has caused a decrease in the availability of credit for mattress retailers. In certain instances, this has caused mattress retailers to exit the market or be forced into bankruptcy. Furthermore, many of our customers rely in part on consumers’ ability to finance their mattress purchases with credit from third parties. If customers are unable to obtain financing, they may defer their purchases. We expect that some of the retailers that carry our products may consolidate, undergo restructurings or reorganizations, experience financial difficult, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell products to them on favorable terms, if at all. A substantial decrease or interruption in business from these significant customers could result in the loss of future business and could reduce liquidity and profitability.

We are subject to fluctuations in the cost of raw materials, and increases in these costs would reduce our liquidity and profitability.

The bedding industry has been challenged by volatility in the price of petroleum-based and steel products, which affects the cost of polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. due to the weakened dollar and other forces beyond our control. Certain raw materials that we purchase for production are chemicals and proprietary additives, which are influenced by oil prices. The price and availability of these raw materials are subject to market conditions affecting supply and demand. We experienced increases in the price of certain raw materials during the three months ended March 31, 2013, and we expect to encounter inflationary costs for certain raw materials for the remainder of 2013. Given the significance of the cost of these materials to our Sealy products, volatility in the prices of the underlying commodities can significantly affect profitability. To the extent we are unable to absorb higher costs, or pass any such higher costs to our customers, our gross profit margin could be negatively affected, which could result in a decrease in our liquidity and profitability.

We are subject to a pending tax proceeding in Denmark, and an adverse decision would reduce our liquidity and profitability.

We have received income tax assessments from the Danish Tax Authority (“SKAT”) with respect to the tax years 2001 through 2007 relating to the royalty paid by one of Tempur-Pedic International’s U.S. subsidiaries to a Danish subsidiary. The position taken by SKAT could apply to subsequent years. The cumulative total tax assessment for all years is approximately $185.9 million including interest and penalties. The Company filed timely protests with the Danish National Tax Tribunal (the “Tribunal”) challenging the tax assessments. The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (“Bilateral APA”) between the United States and SKAT. A Bilateral APA involves an agreement between the Internal Revenue Service (“IRS”) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008, we filed the Bilateral APA with the IRS and SKAT. U.S. and Danish competent authorities have met to discuss the Company’s Bilateral APA.SKAT and the IRS met several times since 2011, most recently in February 2013, to discuss the matter.  At the conclusion of the February 2013 meeting, the IRS and SKAT concluded that a mutually acceptable agreement on the matter could not be reached and, as a result, the Bilateral APA process was terminated.  We now expect the Tribunal proceedings to be reconvened later in 2013.  The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. As a result of the decision by the IRS and SKAT to discontinue further discussions on the matter through the Bilateral APA process and the reconvening of the Tribunal proceedings, SKAT could require us to post a cash deposit or other security for taxes it has assessed in an amount to be negotiated, up to the full amount of the claim. The Company expects to reach conclusion on the cash deposit or security required, if any, during 2013. We believe we have meritorious defenses to the proposed adjustments and will oppose the assessments before the Tribunal and in the Danish courts, as necessary. We believe the litigation process to reach a final resolution of this matter could potentially extend over the next five years. If we are not successful in defending our position to before the Tribunal or in the Danish courts that we owe no additional taxes, we could be required to pay significant amounts to SKAT, which could impair or reduce our liquidity and profitability.

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
•
our ability to maintain public association of our brands, including overcoming any impact on our brand caused by some of our customers seeking to sell our products at a discount to our recommended price; and

•	our ability to successfully integrate after the Sealy Acquisition.

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

Our acquisition of Sealy is significant, and we may not be able to successfully integrate and combine the operations, personnel and technology of Sealy with our operations. Because of the size and complexity of Sealy’s business, if integration is not managed successfully by our management, we may experience interruptions in our business activities, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration may also impose substantial demands on our management. There is no assurance that improved operating results will be achieved as a result of the Sealy Acquisition or that the businesses of Sealy and the Company will be successfully integrated in a timely manner.

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

           A significant portion of our growth in net sales is attributable to growth in sales in our Retail channel, particularly net sales to furniture and bedding stores. We believe that our sales of bedding and other products to furniture and bedding stores are subject to seasonality inherent in the bedding industry, with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters, and in Europe, lower in the third quarter. Our net sales may be affected increasingly by this seasonality, particularly as our Retail sales channel continues to grow as a percentage of our overall net sales and, to a lesser extent, by seasonality in our international markets. Our third quarter sales are typically higher than other quarters. This seasonality means that a sequential quarter to quarter comparison may not be a good indication of our performance or of how we will perform in the future.

In addition to seasonal fluctuations, the demand for our products can fluctuate significantly based on a number of other factors, including general economic conditions, consumer confidence, the timing of new product introductions or price increases announced by us or our competitors and promotions we offer or offered by our competitors.

We may be adversely affected by fluctuations in exchange rates, which could affect our results of operations, the costs of our products and our ability to sell our products in foreign markets.

Approximately 35.1% of our net sales were generated outside of the United States for the three months ended March 31, 2013. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between our subsidiaries and their customers and suppliers, as well as among certain subsidiaries. The hedging transactions may not succeed in managing our foreign currency exchange rate risk. Refer to ITEM 3 under Part I of this report.

Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We do not enter into hedging transactions to hedge this risk. Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Should currency rates change sharply, our results could be negatively impacted. Refer ITEM 3 under Part I of this report.

We are subject to risks from our international operations, such as foreign exchange, tariff, tax inflation, increased costs, political risks and our ability to expand in certain international markets, which could impair our ability to compete and our profitability.

We are a global company, selling our products in approximately 80 countries worldwide. We generated approximately 35.1% of our net sales outside of the United States for the three months ended March 31, 2013, and we continue to pursue additional international opportunities. We also participate in international license and joint venture arrangements with independent third parties. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariffs and other tax increases, fluctuations in exchange rates, inflation and unstable political situations and labor issues. We are also limited in our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Sealy® bedding products. Our licensees in Australia, Jamaica and the United Kingdom have perpetual licenses, subject to limited termination rights. Our licensees in the Dominican Republic, the Bahamas, Continental European Union countries, Brazil, Israel, Japan, Saudi Arabia, South Africa and Thailand hold licenses with fixed terms with limited renewal rights. Fluctuations in the rate of exchange between the U.S. dollar and other currencies may affect our financial condition or results of operations.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks, and this loss of a competitive advantage could decrease our profitability and liquidity.

We rely on trade secrets to protect the design, technology and function of our products. To date, we have not sought U.S. or international patent protection for our principal product formula for TEMPUR® material and manufacturing processes. Accordingly, we may not be able to prevent others from developing viscoelastic material and products that are similar to or competitive with our products. Our ability to compete effectively with other companies also depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. We own a significant number of patents on aspects of our products and have patent applications pending on aspects of our products and manufacturing processes. However, the principal product formula and manufacturing processes for our TEMPUR® material and our products are not patented and we must maintain these as trade secrets in order to protect this intellectual property. We own U.S. and foreign registered trade names and service marks and have applications for the registration of trade names and service marks pending domestically and abroad. We also license certain intellectual property rights from third parties.

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

We also currently provide our customers a 10-25 year warranty on mattresses and 2-3 year warranty on pillows. However, as we have released new products in recent years, many of which are fairly early in their product life cycles, we may still see significant warranty claims on products still under warranty. Also, in line with our strategy, as we continue to innovate to provide new products to our customers, we could be susceptible to unanticipated risks with our warranty claims, which could impair our liquidity and profitability.

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

We are subject to interest rate risk in connection with the variable rate debt under our debt agreements. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. We estimate that our annual interest expense on our floating rate indebtedness would increase by $12.5 million for each 1.0% increase in interest rates, after taking into consideration our interest rate swap. Refer to ITEM 3 under Part I of this report.

Loss of suppliers and disruptions in the supply of our raw materials could increase our costs of sales and reduce our ability to compete effectively.

We acquire raw materials and certain components from a number of suppliers with manufacturing locations around the world. If we were unable to obtain raw materials and certain components from these suppliers, we would have to find replacement suppliers. Any substitute arrangements for raw materials and certain components might not be on terms as favorable to us. In addition, we outsource the procurement of certain goods and services, from suppliers in foreign countries. If we were no longer able to outsource through these suppliers, we could source it elsewhere, perhaps at a higher cost. In addition, if one of our major suppliers, or several of our suppliers, declare bankruptcy or otherwise cease operations, our supply chain could be materially disrupted. We maintain relatively small supplies of our raw materials and outsourced goods at our manufacturing facilities, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales or could cause an increase in our cost of sales, either of which could decrease our liquidity and profitability.

We are dependent upon a single supplier for certain structural components and assembly of our Embody® and Optimum™ by Sealy Posturepedic® specialty product lines. These products are purchased under a supply agreement and are manufactured in accordance with proprietary designs jointly owned by us and the supplier. If we experience a loss or disruption in its supply of these products, it may have difficulty sourcing substitute components on favorable terms. In addition, any alternative source may impair product performance or require Sealy to alter the manufacturing process relating to these products, which could have an adverse effect on its, and therefore our, profitability.

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

We manufacture and distribute products to our customers from our network of manufacturing facilities located around the world. An interruption in production capabilities at any of these manufacturing facilities as a result of equipment failure could result in our inability to produce our products, which would reduce our net sales and earnings for the affected period. In addition, we generally deliver our products only after receiving the order from the customer or the retailer, and in certain facilities, on a just-in-time basis, and thus do not hold significant levels of inventories. In the event of a disruption in production at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. For example, a third party carrier could potentially be unable to deliver our products within acceptable time periods due to a labor strike or other disturbance in its business. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and affect our profitability. We have introduced new distribution programs to increase our ability to deliver products on a timely basis, but if we fail to deliver products on a timely basis, we may lose sales which could decrease our liquidity and profitability. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Despite the fact that we maintain insurance covering the majority of these risks, we may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss.

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

Although we currently expect to achieve in excess of $40.0 million of cost synergies by the third year after the Sealy Acquisition, inclusion of the projected cost synergies in this Report on Form 10-Q  should not be viewed as a representation that we in fact will achieve these cost synergies by the third year or at all.

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

In order to identify areas for potential synergies, we have undertaken the following efforts:

•	Senior management and functional area leaders have reviewed and continue to review functional areas across both our operations, on a standalone basis and on a combined basis;
•
Senior management team members, together with outside consultants, conducted an analysis assessing areas of duplication and projected growth, determining projected synergy levels from the perspective of both senior management and functional area leaders; and

•
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

Through this process, we have identified targeted cost synergies in various operating functions including manufacturing and distribution. We continue to evaluate our estimates of cost synergies to be realized and refine them, so that our actual cost synergies could differ materially from our current estimates. Actual cost synergies, the expenses required to realize the cost synergies and the sources of the cost synergies could differ materially from these estimates, and we cannot assure you that we will achieve the full amount of cost synergies on the schedule anticipated or at all or that these cost synergy programs will not have other adverse effects on our business. In light of these significant uncertainties, you should not place undue reliance on our estimated cost synergies.

The assumption of unknown liabilities in the Sealy Acquisition may harm our financial condition and results of operations.

As a result of the Sealy Acquisition, we acquired Sealy subject to all of its liabilities, including contingent liabilities. If there are unknown obligations, our business could be materially and adversely affected. We may learn additional information about Sealy’s business that adversely affects us, such as unknown liabilities, or issues that could affect our ability to comply with applicable laws. As a result, we cannot assure you that the acquisition of Sealy will be successful or will not, in fact, harm our business. Among other things, if Sealy’s liabilities are greater than expected, or if there are material obligations of which we do not become aware until after the acquisition, our business could be materially and adversely affected. If we become responsible for substantial uninsured liabilities, such liabilities may have a material adverse effect on our financial condition and results of operations.

We will incur significant transaction and integration costs in connection with the Sealy Acquisition.

We have incurred and expect to incur additional significant costs associated with completing the Sealy Acquisition and integrating the operations of the two companies. The substantial majority of these costs will be non-recurring expenses resulting from the Sealy Acquisition and will consist of transaction costs related to the Sealy Acquisition, facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and acquisition costs over time, this net benefit may not be achieved in the near term, or at all.

As part of the Sealy Acquisition, we assumed a portion of the 8.0% Sealy Notes, which could impact our liquidity, and increases our leverage and risk of default.

A portion of the 8.0% Sealy Notes remain outstanding after completion of the Sealy Acquisition. The fair value of the 8.0% Sealy Notes was $96.2 million as of March 31, 2013. As of April 12, 2013, the expiration of the Make-Whole Period (as defined under the Supplemental Indenture governing the 8.0% Sealy Notes), approximately 83.0% of all the 8.0% Sealy Notes outstanding were converted into cash and paid to the holders. The Company calculated the fair value of the remaining 8.0% Sealy Notes as part of its purchase price allocation by first calculating the future payout of the remaining 17.0% principal amount of the 8.0% Sealy Notes still outstanding and the cumulative semi-annual interest payments at the July 15, 2016 maturity, assuming exercise of the conversion rights discussed below, and then calculated the present value using a market discount rate, which resulted in a fair value of $96.2 million at March 31, 2013.

As a result of the Sealy Acquisition, the 8.0% Sealy Notes are no longer convertible into shares of Sealy common stock, but instead the holders of 8.0% Sealy Notes now have the right to convert each $1.00 of accreted principal amount into $2.20 of cash (the per share price paid in the Sealy Acquisition). The 8.0% Sealy Notes mature on July 15, 2016 and bear interest at 8.0% per annum payable semi-annually in arrears on January 15 and July 15. The Company does not pay interest in cash related to the 8.0% Sealy Notes, but instead increases the accreted principal amount of the 8.0% Sealy Notes by an amount equal to the PIK interest payable for the interest period ending immediately prior (“PIK interest”). The amount of the interest payable for each interest period is calculated on the basis of the accreted principal amount as of the first day of such interest period. Interest on 8.0% Sealy Notes converted between interest payment dates is forfeited.

The loss of the services of any members of our senior management team could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

           We depend on the continued services of our senior management team. As we integrate and combine Sealy with our business, we expect that key senior management team members will leave the Company. The loss of key personnel could have a material adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. We do not maintain key-person insurance for members of our senior management team.

Deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of March 31, 2013, we had approximately 6,400 full-time employees. Approximately 50.0% of our employees are represented by various labor unions with separate collective bargaining agreements or government labor union contracts for certain international locations. Our North American collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2013 through 2015. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing its employees. We may at some point be subject to work stoppages by some of its employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew our various collective bargaining agreements on a timely basis or on favorable terms, or at all. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

Our operations could also be impacted by a number of pending legislative and regulatory proposals to address greenhouse gas emissions in the U.S. and other countries. Certain countries including Denmark, where we have a manufacturing facility, have adopted the Kyoto Protocol. Negotiations for a treaty that would succeed the Kyoto Protocol are ongoing, and this and other international initiatives under consideration could affect our International operations. These actions could increase costs associated with our operations, including costs for raw materials, pollution control equipment and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations, or cash flows.

We have made and will continue to make capital and other expenditures to comply with environmental and health and safety requirements.  With respect to the acquisition of Sealy, we could incur costs related to certain remediation activities.  Under various environmental laws, we may be held liable for the costs of remediating releases of hazardous substances at any properties currently or previously owned or operated by us or at any site to which we have sent or may send hazardous substances for disposal.  In particular, Sealy is currently addressing the clean-up of environmental contamination at its former facility in South Brunswick, New Jersey and is awaiting additional information regarding an environmental condition at a former inactive facility located in Putnam, Connecticut, and expects to continue to incur significant costs to address the clean-up of these facilities.  In the event of an adverse development or decision by one or more of the governing environmental authorities, additional contamination being discovered with respect to these or other properties or any third parties bringing claims related to these or other properties, these or other matters could have a material effect on our profitability.

Our pension plans are currently underfunded and will be required to make cash payments to the plans, reducing our available cash, and therefore our, business.

Upon the acquisition of Sealy, we now have noncontributory, defined benefit pension plans covering current and former hourly employees at four of Sealy’s active plants and eight previously closed facilities as well as the employees of a facility of its Canadian operations. We record a liability associated with these plans equal to the excess of the benefit obligation over the fair value of plan assets. If the performance of the assets in these pension plans does not meet our expectations, or if other actuarial assumptions are modified, our future cash payments, and to the plans could be higher than expected. The domestic pension plan is subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, the Pension Benefit Guaranty Corporation (“PBGC”), has the authority to terminate an underfunded pension plan under limited circumstances. In the event our pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

In addition, hourly employees working at certain of Sealy’s domestic manufacturing facilities are covered by union sponsored retirement and health and welfare plans. These plans cover both active employees and retirees. If a participating employer ceases its contributions to the plan, the unfunded obligations of the plan allocable to the withdrawing employer may be borne by the remaining participant employers. Further, if we withdraw from a multi-employer pension plan in which it participate, we may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan. Such events may significantly impair our profitability and liquidity.

Changes in tax laws and regulations or other factors could cause our income tax rate to increase, potentially reducing net income and adversely affecting cash flows.

We are subject to taxation in various jurisdictions around the world. In preparing financial statements, we calculate our respective effective income tax rate based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our effective income tax rate, however, may be higher due to numerous factors, including changes in accounting, tax laws or regulations. A significantly higher effective income tax rate than currently anticipated could have an adverse effect on our business, results of operations and liquidity.

Officials in some of the jurisdictions in which we do business, including the United States, have proposed or announced that they are considering tax increases and other revenue raising laws and regulations. Any resulting changes in tax laws or regulations could increase our effective tax rate or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

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

Certain of our retail pricing policies are subject to antitrust regulations in the U.S. and abroad. If antitrust regulators in any jurisdiction in which we do business initiate investigations into or challenge our pricing or advertising policies, our efforts to respond could force us to divert management resources and we could incur significant unanticipated costs. If such an investigation were to result in a charge that our practices or policies were in violation of applicable antitrust or other laws or regulations, we could be subject to significant additional costs of defending such charges in a variety of venues and, ultimately, if there were a finding that we were in violation of antitrust or other laws or regulations, there could be an imposition of fines, and damages for persons injured, as well as injunctive or other relief. Any requirement that we pay fines or damages could decrease our liquidity and profitability, and any investigation or claim that requires significant management attention or causes us to change our business practices could disrupt our operations or increase our costs, also resulting in a decrease in our liquidity and profitability. An antitrust class action suit against us could result in potential liabilities, substantial costs and the diversion of our management’s attention and resources, regardless of the outcome.

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

The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations. The trading price of our common stock may fluctuate significantly in response to various factors, including but not limited to:

•	actual or anticipated variations in our quarterly operating results, including those resulting from seasonal variations in our business;
•	general economic conditions, such as unemployment, changes in short-term and long-term interest rates and fluctuations in both debt and equity capital markets;
•	introductions or announcements of technological innovations or new products by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to patent, or otherwise protect, our products and technologies;
•	changes in estimates by securities analysts of our financial performance;
•	stock repurchase programs;
•	bankruptcies of any of our major customers;
•	conditions or trends in the premium bedding industry, or the mattress industry generally;
•	additions or departures of key personnel;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	announcements by our competitors of their quarterly operating results or announcements by our competitors of their views on trends in the bedding industry;
•	regulatory developments in the U.S. and abroad;
•	economic and political factors;
•	public announcements or filings with the SEC indicating that significant stockholders, directors or officers are buying or selling shares of our common stock; and
•	the declaration or suspension of a cash dividend.

In addition, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to operating performance. These broad market factors may seriously harm the market price of our common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in potential liabilities, substantial costs, and the diversion of our management’s attention and resources, regardless of the outcome. See ITEM 1 under Part II of this report.

 Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of April 1, 2013, there were 60.3 million shares of our common stock outstanding. All of our shares of our common stock are freely transferable without restriction or further registration under the Securities Act of 1933, except for certain shares of our common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties.

In addition, up to approximately 18.5 million shares of our common stock are reserved for grants under our 2002 Stock Option Plan, our Amended and Restated 2003 Equity Incentive Plan, as amended and our 2003 Employee Stock Purchase Plan. As of April 1, 2013, equity awards covering approximately 3.8 million shares of common stock equity awards are outstanding and 1.7 million shares of common stock are available for future grants. The Company has filed registration statements with the SEC with respect to these shares and stockholders can sell these shares in the public market upon issuance, subject to restrictions under the securities laws and any applicable lock-up agreements. In addition, we are seeking approval from our stockholders of a new 2013 Equity Incentive Plan, which would authorize us to grant up to 3.0 million shares in future equity and equity-related awards, plus the number of shares available for issuance under the Amended and Restated 2003 Equity Incentive Plan.

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

These provisions include:

•	our ability to issue preferred stock with rights senior to those of the common stock without any further vote or action by the holders of our common stock;
•	the requirements that our stockholders provide advance notice when nominating our directors; and
•	the inability of our stockholders to convene a stockholders’ meeting without the chairperson of the board, the president, or a majority of the board of directors first calling the meeting.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.	MINE SAFETY DISCLOSURES

    None.

ITEM 5.	OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

4.1
Supplemental Indenture, dated as of March 18, 2013, among Tempur-Pedic International Inc., the additional Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on March 18, 2013) (1)

4.2
Indenture, dated as of July 10, 2009, by and among Sealy Mattress Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to Guaranteed Debt Securities (incorporated herein by reference to Exhibit 4.1 to Sealy Mattress Company’s filing on Form 8-K (File No. 333-117081) filed July 16, 2009) (1)

4.3
Supplemental Indenture, dated as of July 10, 2009, by and among Sealy Mattress Company, Sealy Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent, with respect to 8% Senior Secured Third Lien Convertible Notes due 2016 (incorporated herein by reference to Exhibit 4.2 to Sealy Mattress Company’s filing on Form 8-K (File No. 333-117081) filed July 16, 2009) (1)

4.4
Second Supplemental Indenture, dated as of March 18, 2013, by and among Sealy Mattress Company, Sealy Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent, with respect to 8% Senior Secured Third Lien Convertible Notes due 2016 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed on March 18, 2013) (1)

4.5
Third Supplemental Indenture, dated as of March 18, 2013, by and among Sealy Mattress Company, Sealy Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent, with respect to 8% Senior Secured Third Lien Convertible Notes due 2016(incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K as filed on March 18, 2013) (1)

10.1
Employment and Noncompetition Agreement dated as of February 4, 2013, between Tempur-Pedic International Inc. and W. Timothy Yaggi (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on February 4, 2013) (1) (2)

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

(1)	Incorporated by reference.
(2)	Represents management contract or compensatory plan or arrangement.
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

TEMPUR-PEDIC INTERNATIONAL INC.

Date: May 10, 2013	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer