Form 10-Q
period 2013-06-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2013-08-02
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

 Commission file number 001-31922

TEMPUR SEALY INTERNATIONAL, INC.
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

The number of shares outstanding of the registrant’s common stock as of July 31, 2013 was 60,449,319 shares.

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning our plans; objectives; goals; strategies; future events; future revenues or performance; the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments; strategic long-term investments; changes in capital expenditures; consumer confidence and the availability of consumer financing; changes in interest rates; litigation and similar issues; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carry forwards; the outcome of pending tax audits or other tax proceedings; financial flexibility; the impact of initiatives to respond to increased levels of competition in our industry; the impact of initiatives to accelerate growth, expand market share and attract sales; efforts to expand business within established accounts, improve account productivity, reduce costs and operating expenses and improve manufacturing productivity; changing commodity costs; initiatives to improve gross margin; the vertical integration of our business; the development, rollout and market acceptance of new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; our ability to further invest in the business and in brand awareness; our ability to meet financial obligations and continue to comply with the terms of our credit facilities, including financial ratio covenants; effects of changes in foreign exchange rates on our reported earnings; our expected sources of cash flow; our ability to effectively manage cash; our ability to align costs with sales expectations; and  our ability to successfully integrate Sealy Corporation (“Sealy”) into the Company’s operations and realize cost and revenue synergies and other benefits from the transaction, including expectations regarding product offerings, growth opportunities, value creation, and financial strength. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “proposed,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. There are important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this report, including the risk factors discussed under the heading “Risk Factors” under ITEM IA of Part II of this report and under the heading “Risk Factors” under ITEM 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2012 and under the heading “Risk Factors” under ITEM IA of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events, or otherwise.

When used in this report, except as specifically noted otherwise, the term “Tempur Sealy International” refers to Tempur Sealy International, Inc. only, and the terms “Company,” “we,” “our,” “ours” and “us” refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this report, the term “Sealy” refers to Sealy Corporation and its historical subsidiaries.

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per common share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$660.6	$329.5	$1,050.7	$713.9
Cost of sales	405.7	162.6	607.4	341.0
Gross profit	254.9	166.9	443.3	372.9
Selling and marketing expenses	139.8	83.7	226.2	167.0
General, administrative and other expenses	76.3	35.7	135.0	72.3
Equity in earnings of unconsolidated affiliates	(1.1)	―	(1.3)	―
Royalty income, net of royalty expense	(4.1)	―	(5.1)	―
Operating income	44.0	47.5	88.5	133.6

Other expense, net:
Interest expense, net	35.7	4.1	63.6	8.2
Other expense (income), net	1.6	(0.5)	3.1	―
Total other expense	37.3	3.6	66.7	8.2

Income before income taxes	6.7	43.9	21.8	125.4
Income tax provision	(8.8)	(14.8)	(11.4)	(40.1)
Net (loss) income before non-controlling interest	(2.1)	29.1	10.4	85.3
Less: Net (loss) attributable to non-controlling interest	(0.5)	―	(0.5)	―
Net (loss) income attributable to Tempur Sealy International, Inc.	$(1.6)	$29.1	$10.9	$85.3

(Loss) earnings per common share:
Basic	$(0.03)	$0.46	$0.18	$1.35
Diluted	$(0.03)	$0.45	$0.18	$1.31
Weighted average common shares outstanding:
Basic	60.4	62.9	60.2	63.4
Diluted	60.4	64.3	61.5	65.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (loss) income including non-controlling interest	$(2.1)	$29.1	$10.4	85.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6.6)	(10.2)	(17.7)	(4.5)
Net change in unrecognized loss on interest rate swap	0.7	(0.5)	1.1	(0.9)
Other comprehensive (loss) income, net of tax	(5.9)	(10.7)	(16.6)	(5.4)
Comprehensive (loss) income	(8.0)	18.4	(6.2)	79.9
Less: comprehensive loss attributable to non-controlling interest	(0.5)	―	(0.5)	―
Comprehensive (loss) income attributable to Tempur Sealy International, Inc.	$(7.5)	$18.4	$(5.7)	$79.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$101.4	$179.3
Accounts receivable, net	331.6	129.8
Inventories, net	179.6	93.0
Receivable from escrow	—	375.0
Prepaid expenses and other current assets	50.8	41.4
Deferred income taxes	35.8	2.6
Total Current Assets	699.2	821.1
Property, plant and equipment, net	415.1	186.0
Goodwill	747.9	216.1
Other intangible assets, net	764.0	63.1
Deferred income taxes	9.8	10.4
Other non-current assets	80.3	16.3
Total Assets	$2,716.3	$1,313.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$150.1	$85.8
Accrued expenses and other current liabilities	192.7	81.4
Deferred income taxes	0.5	26.5
Income taxes payable	18.4	15.5
Current portion of long-term debt	39.4	—
Total Current Liabilities	401.1	209.2
Long-term debt	1,903.3	1,025.0
Deferred income taxes	291.9	31.4
Other non-current liabilities	82.4	25.1
Total Liabilities	2,678.7	1,290.7

Commitments and contingencies—see Note 12

Redeemable non-controlling interest	10.8	―

Total Stockholders’ Equity	26.8	22.3
Total Liabilities and Stockholders’ Equity	$2,716.3	$1,313.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10.9	$85.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	31.4	17.6
Amortization of stock-based compensation	8.2	7.4
Amortization of deferred financing costs	4.0	0.7
Write-off of deferred financing costs	4.7	—
Bad debt expense	(0.5)	1.3
Deferred income taxes	(51.6)	(7.2)
Equity in earnings of unconsolidated affiliates	(1.3)	—
Foreign currency adjustments and other	0.9	0.8
Changes in operating assets and liabilities	(18.2)	(19.4)
Net cash (used in) provided by operating activities	(11.5)	86.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(1,172.9)	(1.7)
Purchases of property, plant and equipment	(19.3)	(20.6)
Other	2.1	—
Net cash used in investing activities	(1,190.1)	(22.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	2,368.8	—
Repayments of 2012 Credit Agreement	(926.6)	—
Proceeds from issuance of Senior Notes	375.0	—
Proceeds from 2011 Credit Facility	46.5	245.5
Repayments of 2011 Credit Facility	(696.5)	(149.0)
Proceeds from issuance of common stock	5.5	10.1
Excess tax benefit from stock based compensation	3.5	9.7
Treasury shares repurchased	—	(152.6)
Payments of deferred financing costs	(51.9)	(0.1)
Other	(0.2)	(2.3)
Net cash provided by (used in) financing activities	1,124.1	(38.7)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.4)	(2.7)
(Decrease) increase in cash and cash equivalents	(77.9)	22.8
CASH AND CASH EQUIVALENTS, beginning of period	179.3	111.4
CASH AND CASH EQUIVALENTS, end of period	$101.4	$134.2

Supplemental cash flow information:
Cash paid during the period for:
Interest	$52.3	$7.5
Income taxes, net of refunds	$26.8	$48.1

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and of Business. Tempur Sealy International, Inc., a Delaware corporation, together with its subsidiaries is a U.S. based, multinational company. The term “Tempur Sealy International” refers to Tempur Sealy International, Inc. only, and the term “Company” refers to Tempur Sealy International, Inc. and its consolidated subsidiaries.

The Company develops, manufactures, markets and sells bedding products, which include mattresses, foundations and adjustable bases, and other products, which include pillows and other accessories. The Company derives income from royalties by licensing Sealy® brands, technology and trademarks to other manufacturers. Additionally, the Company participates in joint ventures in the Asia Pacific market and the Comfort Revolution joint venture in the U.S.. The Company sells its products through three sales channels: Retail, Direct and Other.

On March 18, 2013, the Company completed the acquisition of Sealy Corporation  and its historical subsidiaries (“Sealy”), which manufactures and markets a broad range of mattresses and foundations under the Sealy®, Sealy Posturepedic®, Stearns & Foster® and other brands. The Company’s acquisition of Sealy is more fully described in Note 2, “Business Combination”. The results of operations for Sealy are reported within the Company’s Sealy reportable segment and includes results from March 18, 2013 to June 30, 2013 in the Company’s results for the six months ended June 30, 2013. In connection with the acquisition, the Company borrowed $1,900.0 million in aggregate principal to fund the purchase price and to repay all outstanding borrowings under the 2011 Credit Facility, which is described in Note 4, “Long-Term Debt”.

As a result of the acquisition, the Company’s Condensed Consolidated Financial Statements include the results of Comfort Revolution International, LLC (“Comfort Revolution”), a 45.0% owned joint venture with Comfort Revolution, LLC. Comfort Revolution constitutes a variable interest entity for which the Company is considered to be the primary beneficiary due to the Company's disproportionate share of the economic risk associated with its equity contribution, debt financing and other factors that were considered in the related-party analysis surrounding the identification of the primary beneficiary. Comfort Revolution is not material to the Company’s Condensed Consolidated Financial Statements.

    The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K and Current Report on Form 8-K filed April 1, 2013 and related amendments filed on June 3, 2013 and July 12, 2013.

    The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

 (b) Reclassifications. The Company reclassified certain accrued expenses and other current liabilities to other non-current liabilities to conform to the 2013 presentation of the Condensed Consolidated Financial Statements. This change does not materially impact previously reported subtotals within the Condensed Consolidated Financial Statements for any previous period presented.

(c) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

(in millions)	June 30,	December 31,
	2013	2012
Finished goods	$117.9	$68.5
Work-in-process	11.6	7.9
Raw materials and supplies	50.1	16.6
	$179.6	$93.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

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

The Company had the following activity for sales returns from December 31, 2012 to June 30, 2013:

(in millions)
Balance as of December 31, 2012	$5.1
Amounts accrued	44.9
Liabilities assumed as result of acquisition	19.9
Returns charged to accrual	(42.7)
Balance as of June 30, 2013	$27.2

(e) Warranties. The Company provides warranties on certain products, which vary based by segment, product and brand. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized. Estimates of warranty expenses are based primarily on historical claim experience and product testing.

The following summarizes the Company’s warranty terms:

Segment	Product/Brand	Warranty Term (in years)
Tempur North America	Mattresses	25, prorated (1)
Tempur International	Mattresses	15, prorated (1)
Tempur North America	Pillows	3
Tempur International	Pillows	3
Sealy	Sealy Posturepedic®	10, non-prorated
Sealy	Bassett®	10, non-prorated
Sealy	Sealy®	10, non-prorated
Sealy	2012 Optimum™ by Sealy Posturepedic®	20 limited, prorated (2)
Sealy	Stearns and Foster®	20, prorated (2)
Sealy	TrueForm®	20, prorated (3)
Sealy	MirrorForm®	20, prorated (3)
Sealy	SpringFree®	20, prorated (3)

(1)	10 year period prorated on a straight line basis.
(2)	10 year non-prorated warranty and 10 year prorated warranty on certain components.
(3)	20 year warranty on major components, the last 10 years of which are prorated on a straight-line basis.

The Company had the following activity for warranties from December 31, 2012 to June 30, 2013:

(in millions)
Balance as of December 31, 2012	$4.8
Amounts accrued	8.2
Liabilities assumed as a result of acquisition	16.9
Warranties charged to accrual	(8.7)
Balance as of June 30, 2013	$21.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

As of June 30, 2013 and December 31, 2012, $11.0 million and $1.9 million are included as a component of accrued expenses and other current liabilities and $10.2 million and $2.9 million are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty costs by segment in determining its estimate of future warranty obligations.

(f) Revenue Recognition. Sales of products are recognized when persuasive evidence of an arrangement exists, and title passes to customers and the risks and rewards of ownership are transferred, the sales price is fixed or determinable and collectability is reasonably assured. The Company extends volume discounts to certain customers, as well as promotional allowances, floor sample discounts, commissions paid to retail associates and slotting fees and reflects these amounts as a reduction of sales. The Company also reports sales net of tax assessed by qualifying governmental authorities. The Company extends credit based on the creditworthiness of its customers. No collateral is required on sales made in the normal course of business.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions. It also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $20.6 million and $8.2 million as of June 30, 2013 and December 31, 2012, respectively.

(g) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and included in general, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income. Research and development costs charged to expense were $4.6 million and $3.8 million for the three months ended June 30, 2013 and 2012, respectively. Research and development costs charged to expense were $9.4 million and $7.2 million for the six months ended June 30, 2013 and 2012, respectively.

(h) Royalty Income and Expense. The Company recognizes royalty income based on sales of Sealy® and Stearns & Foster® branded products by various licensees. The Company also pays royalties to other entities for the use of their names on products produced by the Company. These amounts are not material for the three and six months ended June 30, 2013.

(i) Environmental Obligations. Accruals for environmental remediation are recognized when it is probable a liability has been incurred and the amount of that liability can be reasonably estimated. Such costs are charged to expense if they relate to the remediation of conditions caused by past operations or are not expected to mitigate or prevent contamination from future operations. Liabilities are recorded at estimated cost values based on experience, assessments and current technology, without regard to any third-party recoveries and are regularly adjusted as environmental assessments and remediation efforts continue.

(j) Pension Obligations. The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at four of its active Sealy plants and eight previously closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligation is based on the company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(k) Subsequent Events. On July 11, 2013, the Company entered into Amendment No. 3 to its Credit Agreement dated December 12, 2012, as amended by Amendment No. 1 dated March 13, 2013 and Amendment No. 2 dated May 16, 2013. Amendment No. 3 provided for refinancing the senior secured Term A Facility (the “Term A Facility”) by Bank of America, N. A. on the Amendment Effective Date in an initial aggregate principal amount of $536.3 million, the proceeds of which were applied to prepay in full the existing senior secured Term A Facility under the Credit Agreement. In addition, the Amendment No. 3 provided for a reduction in the interest rate of the Term A Facility as follows: (i) as of the Amendment Effective Date, the applicable margin for London Inter-Bank Bank Offering Rate (“LIBOR”) loans is 2.25% and the applicable margin for base rate loans is 1.25% and (ii) following the delivery of financial statements for the first fiscal quarter ending after the Amendment Effective Date, the applicable margin for base rate loans and LIBOR loans will be determined by a pricing grid based on the consolidated total net leverage ratio of the Company with a range for LIBOR loans of 1.75%—2.50% and a range for base rate loans of 0.75%—1.50%. As a result of this repricing, the current interest rates on the Term A Facility have been reduced by 75 basis points. Amendment No. 3 also amended the affirmative covenants with respect to financial reporting by limiting the Company’s ongoing financial reporting delivery requirements to the Administrative Agent and Lenders to annual and quarterly reports and information, documents and other reports as required by Section 13 or 15(d) of the Securities Exchange Act of 1934.

(2) Business Combination

On March 18, 2013, the Company completed the acquisition of Sealy (“Sealy Acquisition”). Pursuant to the merger agreement, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the acquisition was cancelled and (other than shares held by Sealy or Tempur-Pedic or their subsidiaries or Sealy stockholders who properly exercised their appraisal rights) converted into the right to receive $2.20 in cash. The total purchase price was $1,172.9 million, which was funded using available cash and financing consisting of the Company’s 2012 Credit Agreement and Senior Notes (see Note 4, “Long-Term Debt” for the definition of these terms and further discussion). The purchase price of Sealy consisted of the following items:

(in millions)
Cash consideration for stock	$231.2	(1)
Cash consideration for share-based awards	14.2	(2)
Cash consideration for 8.0% Sealy Notes	442.1	(3)
Cash consideration for repayment of Sealy Senior Notes	260.7	(4)
Cash consideration for repayment of Sealy 2014 Notes	276.9	(5)
Total consideration	1,225.1
Cash acquired	(52.2)	(6)
Net consideration transferred	$1,172.9

(1)	The cash consideration for outstanding shares of Sealy common stock is the product of the agreed-upon cash per share price of $2.20 and total Sealy shares of 105.1 million.
(2)	The cash consideration for share-based awards is the product of the agreed-upon cash per share price of $2.20 and the total number of restricted stock units (“RSUs”) and deferred stock units (“DSUs”) outstanding and the “in the money” stock options net of the weighted average exercise price.
(3)	The cash consideration for Sealy’s 8.0% Senior Secured Third Lien Convertible Notes due 2016 (“8.0% Sealy Notes”) is the result of applying the adjusted equity conversion rate to the 8.0% Sealy Notes tendered for conversion and multiplying the result by the agreed-upon cash per share price of $2.20. The 8.0% Sealy Notes that were converted represented the right to receive the same merger consideration that would have been payable to a holder of 201.0 million shares of Sealy common stock, subject to adjustment in accordance with the terms of the supplemental indenture governing the 8.0% Sealy Notes.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(4)	The cash consideration for Sealy’s 10.875% Senior Notes due 2016 (“Sealy Senior Notes”) reflects the repayment of the outstanding obligation.
(5)	The cash consideration for Sealy’s 8.25% Senior Subordinated Notes due 2014 (“Sealy 2014 Notes”) reflects the repayment of the outstanding obligation.
(6)	Represents the Sealy cash balance acquired at acquisition.

The Company incurred $5.4 million and $17.2 million of direct transaction costs, which are recorded in general, administrative and other expenses for the three and six months ended June 30, 2013. In addition, the Company incurred $19.9 million of incremental interest expense for the three and six months ended June 30, 2013, which includes interest and other fees on the Senior Notes and the 2012 Credit Agreement for the period prior to March 18, 2013, commitment fees associated with financing for the closing of the acquisition, and the write off of deferred financing costs associated with the 2011 Credit Facility.

Sealy, headquartered in Trinity, North Carolina, owns one of the largest portfolios of bedding brands in the world, and manufactures and markets a complete line of bedding products under the Sealy®, Sealy Posturepedic®, and Stearns & Foster® brands. The results of operations of Sealy and Sealy’s historical subsidiaries are reported within the Company’s Sealy reportable segment.

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

(in millions)
Accounts receivable	$186.1
Inventory	75.1
Prepaid expenses and other current assets	39.5
Accounts payable	(77.9)
Accrued expenses	(127.8)
Property, plant and equipment	241.3
Other assets	36.9
Identifiable intangible assets:
Indefinite-lived trade names	521.2
Contractual retailer/distributer relationships	91.1
Developed technology, including patents	87.1
Customer databases	3.9
Optimum™ trade name	2.3
Deferred income taxes, net	(249.4)
Sealy 8.0% Notes	(96.2)
Redeemable non-controlling interest	(11.3)
Other liabilities	(84.9)
Goodwill	535.9
Net consideration transferred	$1,172.9

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

The indefinite-lived trade names represent Sealy brand names as marketed through Sealy®, Sealy Posturepedic® and Stearns & Foster® brands. The Company applied the income approach through an excess earnings analysis to fair value the trade name assets.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The contractual retailer/distributor relationships pertain to Sealy’s distribution network with their retailers, which is governed by contract. The Company used the income approach through an excess earnings analysis to determine the preliminary fair value of this asset.

The developed technology assets are comprised of know-how, patents and technologies embedded in Sealy’s products and processes and relate to currently manufactured and marketed products. The Company applied the income approach through a relief-from-royalty analysis to determine the fair value of this asset.

The Company will amortize the identifiable intangible assets on a straight-line basis over the weighted average lives ranging from 5 to 15 years.

The table below sets forth the preliminary valuation and amortization period of identifiable intangible assets:

($ in millions)
	Preliminary Valuation	Amortization Period
Identifiable intangible assets:
Trade names	$521.2	Indefinite
Contractual retailer/distributor relationships	91.1	15 years
Developed technology, including patents	87.1	10 years
Customer databases	3.9	5 years
Optimum™ trade name	2.3	5 years
Total	$705.6

The Company estimated the preliminary fair value of the acquired property, plant and equipment using a combination of the cost and market approaches, depending on the component. The preliminary fair value of property, plant and equipment consisted of real property of $97.8 million and personal property of $143.5 million.

The excess of the purchase price over the preliminary estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Sealy Acquisition. These benefits include a comprehensive portfolio of iconic brands, complementary product offerings, enhanced global footprint, and attractive synergy opportunities and value creation. None of the goodwill is expected to be deductible for income tax purposes and is entirely allocated to the Sealy reportable segment.

The information presented below represents Sealy’s net sales and loss or income before income taxes from acquisition date to March 31, 2013 and from acquisition date to June 30, 2013:

(in millions)	Period ended	Period Ended
	March 31, 2013	June 30, 2013
Net sales	$46.7	$391.3
(Loss) income before income taxes	$(3.6)	$3.7

The following unaudited pro forma information presents the combined financial results for the Company and Sealy as if the Sealy Acquisition had been completed at the beginning of the Company’s prior year, January 1, 2012. Prior to the Sealy Acquisition Sealy used a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2.  Accordingly,  the pro forma information set forth below for the three months ended June 30, 2013 and 2012 includes Sealy’s pro forma information for the quarterly periods April 1, 2013 through May 30, 2013 and November 28, 2012 through February 26, 2012, respectively. The pro forma financial information set forth below for the six months ended June 30, 2013 includes Sealy’s pro forma information for the combined six month period from December 3, 2012 through March 3, 2013 and April 1, 2013 through June 30, 2013 and the six month period November 28, 2011 through May 27, 2012, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(in millions, except earnings per common share)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$660.6	$641.5	$1,343.6	$1,338.2
Net income	$1.5	$14.2	$19.1	$45.5
Earnings from continuing operations per common share – Diluted	$0.02	$0.22	$0.31	$0.72

The information above does not include the pro forma adjustments that would be required under Regulation  S-X for pro forma financial information, and does not reflect future events that may occur after June 30, 2013 or any  operating efficiencies or inefficiencies that may result from the Sealy Acquisition and related financing. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

 (3) Goodwill and Other intangible assets

During the six months ending June 30, 2013, the Company’s goodwill increased by approximately $535.9 million related to the Sealy Acquisition. This amount is subject to change based upon the finalization of the allocation of the consideration transferred to the assets acquired and liabilities assumed related to Sealy.

The following summarizes changes to the Company’s goodwill, by reportable business segment:

(in millions)	Total	Tempur North America	Tempur International	Sealy
Balance as of December 31, 2012	$216.1	$108.9	$107.2	$—
Foreign currency translation adjustments	(4.1)	(1.0)	(0.7)	(2.4)
Goodwill resulting from acquisitions	535.9	—	—	535.9
Balance as of June 30, 2013	$747.9	$107.9	$106.5	$533.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes information relating to the Company’s other intangible assets, net:

(in millions)
		June 30, 2013			December 31, 2012
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade name		$576.2	$—	$576.2	$55.0	$—	$55.0
Amortized intangible assets:
Contractual distributor relationships	15	$91.1	$1.8	$89.3	$—	$—	$—
Technology	10	90.5	18.2	72.3	16.0	16.0	—
Patents, other trademarks, & other trade names	5-20	29.6	10.8	18.8	12.9	9.9	3.0
Customer database	5	8.7	4.9	3.8	4.9	4.9	—
Foam formula	10	3.7	3.7	—	3.7	3.7	—
Reacquired rights	3	5.5	5.5	—	5.8	5.3	0.5
Customer relationships	5	6.4	2.8	3.6	6.7	2.1	4.6
Total		$811.7	$47.7	$764.0	$105.0	$41.9	$63.1

Amortization expense relating to intangible assets for the Company was $4.6 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively. Amortization expense relating to intangible assets for the Company was $6.2 million and $2.8 million for the six months ended June 30, 2013 and 2012, respectively.  No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any historical period.

(4) Debt

Debt. Debt for the Company consists of the following:

(in millions)	June 30,	December 31,
	2013	2012
Debt:
$375.0 million Senior Notes, interest at 6.875%, due December 15, 2020	$375.0	$375.0
Revolving credit facility, interest at Base Rate plus applicable margin or LIBOR plus applicable margin, 3.0% as of June 30, 2013, commitment through and due March 18, 2018	165.0	—
Term A Facility, interest at Base Rate plus applicable margin or LIBOR plus applicable margin, 3.0% as of June 30, 2013, commitment through and due March 18, 2018	536.3	—
Term B Facility, interest at Base Rate plus applicable margin or LIBOR plus applicable margin, 3.0% as of June 30, 2013, commitment through and due March 18, 2020	740.9	—
8.0% Sealy Notes, due July 15, 2016	97.3	—
Capital lease obligations and other	28.2	—
2011 Domestic long-term revolving credit facility payable to lenders, interest at Base Rate or LIBOR plus applicable margin (2.05% as of December 31, 2012), commitment through and due June 28, 2016	—	650.0
	$1,942.7	$1,025.0
Less current portion	(39.4)	—
	$1,903.3	$1,025.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
Senior Notes

On December 19, 2012, Tempur Sealy International issued $375.0 million aggregate principal amount of 6.875% senior notes due 2020 (the “Senior Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of December 19, 2012 (the “Indenture”), among the Company, certain subsidiaries of Tempur Sealy International as guarantors (the “Guarantors”), and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Senior Notes are general unsecured senior obligations of Tempur Sealy International and are guaranteed on a senior unsecured basis by the Guarantors. The Senior Notes mature on December 15, 2020, and interest is payable semi-annually in arrears on each June 15 and December 15, beginning on June 15, 2013. The gross proceeds from the Senior Notes, were funded into escrow and these funds were released from escrow on March 18, 2013 and used as part of the funding of the Sealy Acquisition. Following the completion of the Sealy Acquisition, Sealy and certain of its subsidiaries became Guarantors of the Senior Notes.

Tempur Sealy International has the option to redeem all or a portion of the Senior Notes at any time on or after December 15, 2016. Starting on this date the initial redemption price is 103.438% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline to 101.719% on December 15, 2017 and to 100.0% of the principal amount beginning on December 15, 2018. In addition, Tempur Sealy International has the option at any time prior to December 15, 2016 to redeem some or all of the Senior Notes at 100.0% of the original principal amount plus a “make-whole” premium and accrued and unpaid interest, if any. Tempur Sealy International may also redeem up to 35.0% of the Senior Notes prior to December 15, 2015, under certain circumstances with the net cash proceeds from certain equity offerings, at 106.875% of the principal amount plus accrued and unpaid interest, if any. Tempur Sealy International may make such redemptions only if, after any such redemption, at least 65.0% of the original aggregate principal amount of the Senior Notes issued remains outstanding.

The Indenture restricts the ability of Tempur Sealy International and the ability of certain of its subsidiaries to, among other things: (i) incur, directly or indirectly, debt; (ii) make, directly or indirectly, certain investments and restricted payments; (iii) incur or suffer to exist, directly or indirectly, liens on its properties or assets; (iv) sell or otherwise dispose of, directly or indirectly, assets; (v) create or otherwise cause or suffer to exist any consensual restriction on the right of certain of the subsidiaries of Tempur Sealy International to pay dividends or make any other distributions on or in respect of their capital stock; (vi) enter into transactions with affiliates; (vii) engage in sale-leaseback transactions; (viii) purchase or redeem capital stock or subordinated indebtedness; (ix) issue or sell stock of restricted subsidiaries; and (x) effect a consolidation or merger. These covenants are subject to a number of exceptions and qualifications.

Also in conjunction with the issuance and sale of the Senior Notes, Tempur Sealy International and the Guarantors have agreed through a Registration Rights Agreement to exchange the Senior Notes for a new issue of substantially identical senior notes registered under the Securities Act. Tempur Sealy International and the Guarantors are required to pay additional interest if the Senior Notes are not registered within the time periods specified within the Registration Rights Agreement. Tempur Sealy International filed a registration statement on Form S-4 on July 12, 2013 in connection with the registration of the Senior Notes, and the registration statement was declared effective by Securities and Exchange Commission on July 26, 2013.

As a result of the Company’s issuance of the Senior Notes, $8.3 million of deferred financing costs were capitalized and will be amortized over seven years using the effective interest method.

2012 Credit Agreement

On December 12, 2012, Tempur Sealy International and certain subsidiaries of Tempur Sealy International as borrowers and guarantors, entered into a credit agreement (the “2012 Credit Agreement”) with a syndicate of banks. The 2012 Credit Agreement initially provided for (i) a revolving credit facility of $350.0 million (the “Revolver”), (ii) a term A facility of $550.0 million (the “Term A Facility”) and (iii) a term B facility of $870.0 million (the “Term B Facility”). The Revolver includes a sublimit for letters of credit and swingline loans, subject to certain conditions and limits. The Revolver and the Term A Facility will mature on March 18, 2018 and the Term B Facility will mature on March 18, 2020. The Revolver, the Term A Facility and the Term B Facility closed and funded in connection with the Sealy Acquisition on March 18, 2013. In the first and second quarters of 2013, the outstanding balance of the Term A Facility and the Term B Facility were reduced by regularly scheduled payments. Additionally, on May 16, 2013, the outstanding balance of the Term B Facility was reduced by a voluntary prepayment of $125.0 million.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Borrowings under the 2012 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the other borrowers, at either (i) LIBOR plus the applicable margin or (ii) Base Rate plus the applicable margin. For the Revolver and the Term A Facility, (a) the initial applicable margin for LIBOR advances is 3.00% per annum and the initial applicable margin for Base Rate advances is 2.00% per annum, and (b) thereafter following the delivery of financial statements for the first full fiscal quarter after closing, such applicable margins will be determined by a pricing grid based on the consolidated total net leverage ratio of the Company. The Term B Facility was initially subject to a LIBOR floor of 1.0%. The applicable margin was initially 4.00% per annum for LIBOR advances and 3.00% per annum for Base Rate advances. On May 16, 2013, the applicable margin on the Term B Facility was reduced to 3.00% per annum and the LIBOR floor was reduced by 0.75% until maturity. On July 11, 2013, the applicable margin on the Term A Facility was reduced to 0.75% for each pricing level on the pricing grid based on the consolidated total net leverage ratio of the Company.

Obligations under the 2012 Credit Agreement are guaranteed by Tempur Sealy International’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions; and the 2012 Credit Agreement is secured by a security interest in substantially all Tempur Sealy International’s and the other borrowers’ assets and the assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by a subsidiary guarantor. The 2012 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio and maintenance of a maximum consolidated total net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes long-term debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and short-term other debt. The Company is allowed to exclude 100.0% of the domestic qualified cash and 60.0% of qualified foreign cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of June 30, 2013, domestic qualified cash was $38.0 million and foreign qualified cash was $38.0 million.

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

Tempur Sealy International is required to pay a commitment fee on the unused portion of the Revolver, which initially is 0.50% per annum and which steps down to 0.375% per annum if the consolidated total net leverage ratio is less than or equal to 3.50:1.00. Such unused commitment fee will be payable quarterly in arrears and on the date of termination or expiration of the commitments under the Revolver. Tempur Sealy International and the other borrowers will also pay customary letter of credit issuance and other fees under the 2012 Credit Agreement.

The Company is in compliance with all applicable covenants at June 30, 2013.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

8.0% Sealy Notes

In conjunction with the Sealy Acquisition, Sealy’s obligations under its 8.0% Senior Secured Third Lien Convertible Notes due 2016 (the “8.0% Sealy Notes”) were amended. As a result of the Sealy Acquisition, the 8.0% Sealy Notes became convertible solely into cash, in an amount that declined slightly every day during the Make-Whole Period (as defined under the Supplemental Indenture governing the  8.0% Sealy Notes) that followed the Sealy Acquisition, and then became fixed thereafter. The Make-Whole Period effectively expired on April 12, 2013. As of April 12, 2013, approximately 83.0% of all the 8.0% Sealy Notes outstanding prior to the Sealy Acquisition were converted into cash and paid to the holders. Holders of the 8.0% Sealy Notes who converted on March 19, 2013 received approximately $2,325.43 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The holders of the 8.0% Sealy Notes who convert after April 12, 2013 will receive $2,200 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The Company calculated the preliminary fair value of the remaining 8.0% Sealy Notes as part of its preliminary purchase price allocation by first calculating the future payout of the remaining 17.0% aggregate principal amount of the 8.0% Sealy Notes still outstanding and the cumulative semi-annual interest payments at the July 15, 2016 maturity, and then calculated the present value using a market discount rate, which resulted in a fair value of $96.2 million at the date of the opening balance sheet, plus $1.1 million of accreted discount through non cash interest expense at June 30, 2013. The resulting discount will be accreted to interest expense over the life of the 8.0% Sealy Notes using the effective interest method.

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

All material negative covenants (apart from the lien covenant and related collateral requirements) were eliminated from the Supplemental Indenture governing the 8.0% Sealy Notes, as well as certain events of default and certain other provisions. In addition, Tempur Sealy International and its non-Sealy subsidiaries do not provide any guarantees of any obligations with respect to the 8.0% Sealy Notes.

Capital Leases

As a result of the Sealy Acquisition, the Company is party to capital leases and has recorded the preliminary fair value of the obligation on its condensed balance sheet as of June 30, 2013. The approximate remaining life of the leases is 10 years.

2011 Credit Facility

In conjunction with the closing of the Sealy Acquisition on March 18, 2013, the Company repaid all outstanding borrowings on the 2011 Credit Facility and terminated this facility. The 2011 Credit Facility consisted of domestic and foreign credit facilities (the “2011 Revolvers”) that provided for the incurrence of indebtedness up to an aggregate principal amount of $770.0 million. The domestic credit facility was a five-year, $745.0 million revolving credit facility.

Deferred Financing Costs

As a result of the Company’s issuance of the Senior Notes and in conjunction with entering into the 2012 Credit Agreement, $51.9 million of deferred financing costs were capitalized and will be amortized as interest expense over the respective debt instrument period, ranging from five to eight years, using the effective interest method.

In conjunction with the repayment of all outstanding borrowings on the 2011 Credit Facility, the Company wrote off the associated $4.7 million of deferred financing costs.

Deferred financing costs are recorded within other non-current assets in the accompanying Condensed Consolidated Balance Sheets and interest expense, net in the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Interest Rate Swap

On August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with variable portions of the Company’s long-term debt outstanding. Refer to Note 7, “Derivative Financial Instruments,” for additional information regarding the Company’s interest rate swap.

(5) Unconsolidated Affiliate Companies

The Company has ownership interests in a group of joint ventures to develop markets for Sealy® branded products in the Asia-Pacific region. The Company’s ownership interest in these joint ventures is 50.0% and they are accounted for under the equity method. The Company’s share of earnings is recorded in equity in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income. The Company’s investment in unconsolidated affiliate companies is recorded in other non-current assets in the accompanying Condensed Consolidated Balance Sheets.

(6) Fair Value Measurements

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three or six months ended June 30, 2013. At June 30, 2013, the Company had an interest rate swap recorded at fair value. The fair value of the interest rate swap is calculated using standard industry models based on observable forward yield curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts. The Company also utilizes foreign currency forward contracts to manage the risk associated with exposures to foreign currency risk related to intercompany debt and associated interest payments. In addition, the Company utilizes diesel swap contracts to manage the risk associated with fluctuations in the prices of diesel fuel used in the transportation of its finished products to customers. The foreign currency forward contracts, option contracts and diesel swap contracts are not material to the accompanying Condensed Consolidated Financial Statements.

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

(in millions)		Fair Value Measurements at June 30, 2013 Using:
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$2.7	$—	$2.7	$—

(in millions)		Fair Value Measurements at December 31, 2012 Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$4.3	$—	$4.3	$—

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2012 Credit Agreement are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the Senior Notes was approximately $393.8 million at June 30, 2013. The fair value of the Sealy 8.0% Notes was approximately $97.3 million at June 30, 2013.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

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

As of June 30, 2013 and December 31, 2012, the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets were recorded as follows:

(in millions)
	Liability Derivatives
	Balance Sheet Location	Fair Value
		June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments
Interest rate swap - current	Accrued expenses and other current liabilities	$1.8	$2.3
Interest rate swap - non-current	Other non-current liabilities	0.9	2.0
		$2.7	$4.3

(8) Stockholders’ Equity

Tempur Sealy International’s authorized shares of capital stock are 300.0 million shares of common stock and 0.01 million shares of preferred stock. Subject to preferences that may be applicable to any outstanding preferred stock, holders of the common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(9) Defined Benefit Plans

As of June 30, 2013, the Company’s liability related to its sponsored defined benefit plans was $13.2 million. The net periodic pension cost for the period March 18 through June 30, 2013 was not material.

(10) Other Items

(a) Property, plant and equipment.  Property, plant and equipment, net consisted of the following:

(in millions)
	June 30,	December 31,
	2013	2012
Land and buildings	$253.4	$138.0
Machinery and equipment	240.9	160.9
Computer equipment and software	83.1	52.5
Furniture and fixtures	53.0	40.8
Construction in progress	26.8	17.3
	657.2	409.5
Accumulated depreciation	(242.1)	(223.5)
	$415.1	$186.0

(b) Accrued expenses and other current liabilities. Accrued expenses and other current liabilities consisted of the following:

(in millions)
	June 30,	December 31,
	2013	2012
Salary and related expenses	$52.9	$18.7
Sales returns	27.2	5.1
Advertising	24.8	10.5
Warranty	11.0	1.9
Rebates	15.0	4.1
Accrued sales and value added taxes	6.2	7.0
Professional fees	5.1	5.3
Other	50.5	28.8
	$192.7	$81.4

(c) Accumulated other comprehensive loss. On January 1, 2013, the Company adopted changes issued by the Financial Accounting Standards Board to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements (as described below), the adoption of these changes had no impact on the accompanying Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The changes in accumulated other comprehensive loss by component consisted of the following:

(in millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Foreign Currency Translation
Balance at beginning of period	$(16.0)	$(7.5)	$(4.9)	$(13.2)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(6.6)	(10.2)	(17.7)	(4.5)
Balance at end of period	$(22.6)	$(17.7)	$(22.6)	$(17.7)

Interest Rate Swap
Balance at beginning of period	$(2.3)	$(1.9)	$(2.7)	$(1.6)
Other comprehensive (loss) income:
Net change from period revaluations:	1.8	(0.3)	3.2	0.1
Tax (expense) benefit (2)	(0.7)	0.1	(1.1)	—
Total other comprehensive income (loss) before reclassifications, net of tax	$1.1	$(0.2)	$2.1	$0.1
Net amount reclassified to earnings (3)	(0.8)	(0.8)	(1.6)	(1.6)
Tax benefit (2)	0.4	0.5	0.6	0.6
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(0.4)	$(0.3)	$(1.0)	$(1.0)
Total other comprehensive income (loss)	0.7	(0.5)	1.1	(0.9)
Balance at end of period	$(1.6)	$(2.5)	$(1.6)	$(2.5)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision on the accompanying Condensed Consolidated Statements of Income.
(3)	This amount was included in interest expense, net on the accompanying Condensed Consolidated Statements of Income.

 (11) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and six months ended June 30, 2013 included performance-based restricted stock units (“PRSUs”), non-qualified stock options, RSUs and DSUs. A summary of the Company’s stock-based compensation expense is presented below:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
PRSU expense	$1.2	$1.4	$2.0	$4.1
Option expense	2.1	1.1	4.2	2.3
RSU/DSU Expense	1.4	0.5	2.0	1.0
Total stock based compensation expense	$4.7	$3.0	$8.2	$7.4

A summary of the Company’s PRSU activity and related information for the six months ended June 30, 2013 is presented below:

(shares in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2012	0.3	$58.52
Granted	0.3	39.33
Vested	—	—
Forfeited	(0.3)	57.07
Awards outstanding at June 30, 2013	0.3	$39.27	$11.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The maximum number of shares to be awarded under the PRSUs granted during the three and six months ended June 30, 2013 will be 0.6 million and will vest, if earned, at the end of the two-year performance period ending on December 31, 2014.

During the six months ended June 30, 2013, PRSUs with an aggregate intrinsic value of $14.9 million were issued from treasury stock following the satisfaction of certain financial metrics over the performance period. The PRSUs were issued from treasury stock at 282.0% of the target award, out of a maximum payout of 300.0%.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2013 is presented below:

(shares in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2012	2.9	$17.00
Granted	0.6	39.70
Forfeited	(0.1)	39.58
Exercised	(0.3)	13.21
Options outstanding at June 30, 2013	3.1	$21.80	6.44	$62.2
Options exercisable at June 30, 2013	2.0	$14.44	4.98	$60.4

The aggregate intrinsic value of options exercised during the three months ended June 30, 2013 and 2012 was $4.4 million and $12.6 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $12.4 million and $39.1 million, respectively.

A summary of the Company’s RSU and DSU activity and related information for the three and six months ended June 30, 2013 is presented below:

(shares in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2012	0.2	$32.03
Granted	0.2	46.02
Vested	(0.2)	29.39
Forfeited	—	—
Awards outstanding at June 30, 2013	0.2	$47.40	$9.0

The RSUs granted during the three and six months ended June 30, 2013 will vest over one year. DSUs were granted during the six months ended June 30, 2013 and will vest over one year.

The aggregate intrinsic value of RSUs issued from treasury stock during the three and six months ended June 30, 2013 was $5.9 million and $6.4 million, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to the PRSUs, options and RSUs/DSUs granted during the six months ended June 30, 2013 is presented below:

($ in millions)
	June 30, 2013	Weighted Average Remaining Vesting Period (Years)
Unrecognized PRSU expense	$2.4	1.26
Unrecognized stock option expense	7.6	1.63
Unrecognized RSU/DSU expense	6.3	1.22
Total unrecognized stock-based compensation expense	$16.3	1.42

(12) Commitments and Contingencies

(a) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of June 30, 2013 and December 31, 2012.

(b) Norfolk County Retirement System, Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 20, 2012

Arthur Benning, Jr., Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 25, 2012

On June 20 and 25, 2012, the above suits were filed against the Company and two named executive officers in the United States District Court for the Eastern District of Kentucky, purportedly on behalf of a proposed class of shareholders who purchased the Company’s stock between January 25, 2012 and June 5, 2012. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging, among other things, false and misleading statements and concealment of material information concerning the Company’s competitive position, projected net sales, earnings per diluted share and related financial performance for the Company’s 2012 fiscal year. The plaintiffs seek damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief. The Company strongly believes that the shareholder suits lack merit and intends to defend against the claims vigorously. The outcome of these matters is uncertain, however, and although the Company does not currently expect to incur a loss with respect to these matters, the Company cannot currently predict the manner and timing of the resolution of the suits, an estimate of a range of losses or any minimum loss that could result in the event of an adverse verdict in these suits, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(c) Benjamin B. Clarke, Individually and On Behalf of All Others Similarly Situated v. Lawrence J. Rogers, Richard W. Roedel, John B. Replogle, Paul J. Norris, Dean B. Nelson, Gary E. Morin, James W. Johnson, Deborah G. Ellinger, Simon E. Brown, Sealy Corporation, Tempur-Pedic International Inc. and Silver Lightning Merger Company, filed October 2, 2012

Robert A. Justewicz, Individually and On Behalf of All Others Similarly Situated v. Sealy Corporation, Lawrence J. Rogers, Paul J. Norris, James W. Johnson, Simon E. Brown, Gary E. Morin, Dean B. Nelson, Richard W. Roedel, Deborah G. Ellinger, John B. Replogle, Silver Lightning Merger Company and Tempur-Pedic International Inc., filed Oct. 3, 2012

Deno Singh, On Behalf of Himself and All Others Similarly Situated v. Lawrence J. Rogers, Richard W. Roedel, John B. Replogle, Paul J. Norris, Dean B. Nelson, Gary E. Morin, James W. Johnston, Deborah G. Ellinger, Simon E. Brown, Sealy Corporation, Tempur-Pedic International Inc. and Silver Lightning Merger Company, filed October 15, 2012

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Jay M. Plourde, On Behalf of Himself and All Others Similarly Situated v. Sealy Corporation, Lawrence J. Rogers, Paul Norris, James W. Johnston, Simon E. Brown, Gary E. Morin, Dean B. Nelson, Richard Roedel, Deborah G. Ellinger, John B. Replogel, Tempur-Pedic International Inc., Kohlberg Kravis Roberts & Co. L.P. and Silver Lightning Merger Company, filed October 15, 2012

Keith Gamble, Individually and On Behalf of All Others Similarly Situated v. Lawrence J. Rogers, Richard W. Roedel, John B. Replogle, Paul J. Norris, Dean B. Nelson, Gary E. Morin, James W. Johnston, Deborah G. Ellinger, Simon E. Brown, Sealy Corporation, Tempur-Pedic International Inc. and Silver Lightning Merger Company, filed October 16, 2012

Curtis Nall, On Behalf of Himself and All Others Similarly Situated Shareholders of Sealy Corporation v. Lawrence C. Rogers, James W. Johnston, Simon E. Brown, Gary E. Morin, Dean B. Nelson, Richard Roedel, Deborah G. Ellinger, John B. Replogle, Paul J. Norris, Sealy Corporation, Tempur-Pedic International Inc., KKR Millennium GP LLC, KKR & Co. L.P., and Silver Lightning Merger Company, filed October 17, 2012

The Company is aware of six purported class action lawsuits relating to the Merger with Sealy, one in North Carolina state court and five in the Delaware Court of Chancery, filed by purported stockholders of Sealy against Sealy, Sealy’s directors, the Company and Silver Lightning Merger Company, a subsidiary of the Company (the “Merger Sub”). Justewicz v. Sealy Corp., et al. (‘‘North Carolina Action’’) was filed on October 3, 2012, in the General Court of Justice, Superior Court Division in North Carolina (‘‘North Carolina Court’’). On November 13, 2012, the Delaware Court of Chancery consolidated all five Delaware actions into a single action, which is now styled as In re Sealy Corporation Shareholder Litigation (‘‘Delaware Action’’). Plaintiff in the North Carolina Action and plaintiffs in the Delaware Action alleged, among other things, that the defendants had breached their fiduciary duties to Sealy’s stockholders and that Sealy, the Company and Merger Sub aided and abetted the Sealy directors’ alleged breach of fiduciary duties. The complaints also claimed that the consideration to be paid in the Merger to Sealy stockholders (the “Merger Consideration”) was inadequate, that the Merger Agreement contained unfair deal protection provisions, that Sealy’s directors were subject to conflicts of interests, and that the preliminary information statement filed by Sealy with the Securities and Exchange Commission on October 30, 2012 omitted material information concerning the negotiation process leading to the proposed transaction and the valuation of Sealy.

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

The Company believes that the allegations in these lawsuits were entirely without merit.  On January 22, 2013, solely to avoid the burden, expense and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the Delaware Action entered into a memorandum of understanding setting forth an agreement-in-principle providing for a settlement of the Delaware Action (the “Settlement”). In connection with the Settlement, Sealy agreed to include certain supplemental disclosures in the information statement to be sent to Sealy stockholders. The Settlement provided for the release of all claims by Sealy stockholders concerning the Merger Agreement, the Merger, and the disclosures made in connection with the Merger, including all claims that were asserted or could have been asserted in the Delaware Action and the North Carolina Action. The Settlement did not provide for the payment of any additional monetary consideration to Sealy stockholders and the Settlement did not affect the rights of any Sealy stockholder to seek appraisal pursuant to Section 262 of the DGCL. The Settlement was subject to approval by the Delaware Court of Chancery and a hearing was held on May 30, 2013, and the court approved the Settlement on that date.

The Company did not incur a loss with respect to these matters.  Sealy’s insurance policies covered the claim for attorneys’ fees, which represented the only monetary obligation of the Company under the Settlement.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(d) Sealy mattress Company of JY, Inc., David Hertz, individually, as trustee of, respectively, the Allison Lindsay Hertz Trust, the Samuel Douglas Hertz Trust, the Sydney Lauren Hertz Trust, the U/A DTD 08/21/97 Andrew Michael Marcus Trust, the U/A DTD 08/21/97 Julia Robyn Marcus Trust, and the U/A DTD 08/21/97 James Daniel Marcus Trust, and as executor of the Estate of Walter Hertz, Lisa Marcus, Rose Naiman, Michael Shoobs, and Diane Shoobs, individually and as custodian of the Robert S. Shoobs UTMA NJ v. Sealy Corporation, filed June 27, 2013.  With respect to the Sealy Acquisition, holders of approximately 3.1 million shares of Sealy common stock sent notices to Sealy purporting to exercise their appraisal rights in accordance with the Merger Agreement executed on September 26, 2012. In order to preserve these appraisal rights, any such former stockholder was required to commence an appraisal proceeding in the Delaware courts within 120 days after March 18, 2013. Sealy has expressly reserved its rights to contest that any or all of such notices were not delivered timely or otherwise not in the form required under Delaware law. On June 27, 2013, an appraisal proceeding was commenced in the Delaware Court of Chancery (the “Appraisal Action”).  If the fair value of the Sealy common stock formerly held by the former Sealy stockholders seeking the appraisal is determined to be greater than the $2.20 per share paid pursuant to the Merger Agreement, Sealy would be required to pay such difference, plus interest at the statutory rate, which could impact the Company’s financial condition and  liquidity.

(e) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, and the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2013 for $2.9 million associated with this remediation project.

The Company has also undertaken a remediation of soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Environmental Protection (“DEEP”) approval of the remediation plan. The Company believes that it has essentially completed its remediation of the site. Accordingly, the Company has submitted a closure report to the Connecticut DEEP for the lower portion of the site, which earlier this year was approved, and is preparing a closure report for the upper portion of the site. The Company has recorded a liability of approximately $0.1 million associated with the completion of these closure reports and the closure of its remediation efforts at the site. The Company believes the contamination is attributable to the manufacturing operations of previous, unrelated, unaffiliated occupants of the facility.

The Company cannot predict the ultimate timing or costs of the South Brunswick and Oakville environmental matters. Based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material effect on the financial position or future operations of the Company. However, in the event of an adverse decision by the agencies involved, or an unfavorable result in the New Jersey natural resources damages matter, these matters could have a material effect on the Company’s financial position or results of operations.

In 1998, the Company sold an inactive facility located in Putnam, Connecticut. Recently, the Company received a letter from the attorney for the current owner of that property claiming that the Company may have some responsibility for an environmental condition on the property. The Company continues to investigate the factual background on this matter, but intends to vigorously defend the claim of the current owner against the Company.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(f) The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

 (13) Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2013 and 2012 was 131.3% and 33.6%, respectively. The Company’s tax rate for the six months ended June 30, 2013 and 2012 was 52.2% and 32.0%, respectively. The Company’s income tax rate for the three and six months ended June 30, 2013 and 2012 differed from the U.S. federal statutory rate of 35.0% principally due to changes in estimates related to the tax cost of the Company’s foreign earnings repatriation, changes in the Company’s uncertain tax positions during the three and six months ended June 30, 2013, certain foreign tax rate differentials, state and local income taxes, foreign income currently taxable in the U.S., the production activities deduction, and certain other permanent differences.

In conjunction with the Sealy Acquisition, the Company repatriated substantially all of its foreign earnings, including those of the Sealy foreign subsidiaries, in a taxable transaction. The Company had previously tax effected those earnings and at December 31, 2012 had recorded a $48.1 million deferred tax liability recorded on the accumulated earnings of the Company’s non-U.S. subsidiaries.  As a result of the Sealy Acquisition, the Company recognized the benefit of certain foreign tax credit attributes associated with Sealy’s foreign subsidiaries’ earnings. These foreign tax credits could not be taken into account in calculating the Company’s tax on the book to tax basis difference of its foreign subsidiaries until the Sealy Acquisition closed.  As a result of the application of these foreign tax credits for the three months ended March 31, 2013, the tax recognized on the repatriation transaction was approximately $37.1 million, based on the preliminary allocation of purchase price related to the Sealy Acquisition. Consequently, the Company recorded an $11.0 million tax benefit for the difference between that tax previously accrued on foreign earnings and the current estimate of taxes payable on the repatriation of such earnings. During the three months ended June 30, 2013, the Company adjusted the tax on the repatriation transaction by approximately $5.5 million as a result of further adjustments to the valuation of Sealy’s international business. Accordingly, the Company has recorded a total of $42.6 million related to the foreign cash repatriated in connection with the Sealy Acquisition. At June 30, 2013, the tax basis of the Company’s investment in its foreign subsidiaries exceeds the Company’s basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.

The Company has received income tax assessments from the Danish Tax Authority (“SKAT”) with respect to the tax years 2001 through 2007 relating to the royalty paid by one of Tempur Sealy International’s U.S. subsidiaries to a Danish subsidiary.  The 2007 income tax assessment was received in May 2013. The position taken by SKAT could apply to subsequent years. The cumulative total tax assessment for all years is approximately $187.8 million including interest and penalties. The Company filed timely protests with the Danish National Tax Tribunal (the “Tribunal”) challenging the tax assessments. The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (“Bilateral APA”) between the United States and SKAT. A Bilateral APA involves an agreement between the Internal Revenue Service (“IRS”) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and SKAT. U.S. and Danish competent authorities have met to discuss the Company’s Bilateral APA. SKAT and the IRS met several times since 2011, most recently in February 2013, to discuss the matter. At the conclusion of the February 2013 meeting the IRS and SKAT concluded that a mutually acceptable agreement on the matter could not be reached and, as a result, the Bilateral APA process was terminated. The Company now expects the Tribunal proceedings to be reconvened later in 2013. The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. As a result of the decision by the IRS and SKAT to discontinue further discussions on the matter through the Bilateral APA process and the reconvening of the Tribunal proceedings, SKAT could require the Company to post a cash deposit or other security for taxes it has assessed in an amount to be negotiated, up to the full amount of the claim, which could impact or reduce the Company’s liquidity and profitability. The Company expects to reach conclusion on the cash deposit or security required, if any, during 2013. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments before the Tribunal and in the Danish courts, as necessary. The impact of terminating the Bilateral APA program has been considered by the Company in its June 30, 2013 estimate of uncertain tax benefits. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time. If the Company is not successful in defending its position before the Tribunal or in the Danish courts, the Company could be required to pay significant amounts to SKAT, which could impair or reduce its liquidity and profitability.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

During the three months ended June 30, 2013, SKAT notified the Company that it was examining transactions between the Company’s Danish manufacturing entity and its foreign distribution subsidiaries for the years 2008 to 2011.  As it relates to these transactions, the Company believes its income tax filing position is appropriate and fully supported by the underlying documentation.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. During the three months ended June 30, 2013, the Company concluded its tax examination in the U.S. for the years 2008 and 2009. With few exceptions, the Company is no longer subject to tax examinations by the IRS in the U.S. for periods prior to 2010, U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2001. Additionally, the Company is currently under examination by various tax authorities around the world. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. Other than the changes discussed in the preceding paragraph, there were no significant changes to the liability for unrecognized tax benefits during the six months ended June 30, 2013.

(14) Major Customers

The top five customers accounted for approximately 31.7% and 23.5% of the Company’s net sales for the three months ended June 30, 2013 and 2012, respectively. The top five customers accounted for approximately 31.3% and 21.9% of the Company’s net sales for the six months ended June 30, 2013 and 2012, respectively. Net sales from one customer (Mattress Firm) represented more than 10.0% of net sales for the three and six months ended June 30, 2013.  The top five customers also accounted for approximately 31.9% and 24.6% of accounts receivable as of June 30, 2013 and 2012, respectively.

(15) Earnings Per Common Share

(in millions, except per common shares amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income attributable to Tempur Sealy International, Inc.	$(1.6)	$29.1	$10.9	$85.3

Denominator:
Denominator for basic earnings per common share-weighted average shares	60.4	62.9	60.2	63.4
Effect of dilutive securities:
Employee stock-based compensation	—	1.4	1.3	1.6
Denominator for diluted earnings per common share-adjusted weighted average shares	60.4	64.3	61.5	65.0

Basic (loss) earnings per common share	$(0.03)	$0.46	$0.18	$1.35

Diluted (loss) earnings per common share	$(0.03)	$0.45	$0.18	$1.31

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company excluded 0.1 million shares issuable upon exercise of outstanding stock options for the three months ended June 30, 2012, and 0.4 million and 0.1 million for the six months ended June 30, 2013 and 2012 respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.

(16) Business Segment Information

The Company operates in three business segments: Tempur North America, Tempur International and Sealy. As a result of the Sealy Acquisition, the Company now has a new reportable business segment which represents Sealy’s results of operations. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Tempur North America segment consists of the two U.S. manufacturing facilities and the Tempur North American distribution subsidiaries. The Tempur International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the Tempur North America segment. The Sealy segment consists of manufacturing and distributions subsidiaries related to Sealy. The Company evaluates segment performance based on net sales and operating income. The Company includes certain corporate operating expenses in the Tempur North America segment, which were $21.0 million and $15.9 million for the three months ended June 30, 2013 and 2012, respectively. Certain corporate operating expenses included in the Tempur North America segment for the six months ended June 30, 2013 and 2012, were $50.3 million and $30.5 million, respectively. There were no material allocations of corporate operating expenses to the Tempur International or Sealy segments for the three or six months ended June 30, 2013 and 2012. The Company’s Tempur North America, Tempur International and Sealy segment assets include investments in subsidiaries which are appropriately eliminated in the Company’s accompanying Condensed Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable. The effect of the elimination of the investments in subsidiaries is included in the inter-segment eliminations as shown below.

The following table summarizes total assets by segment:

(in millions)
	June 30,	December 31,
	2013	2012
Total assets:
Tempur North America	$2,096.0	$1,160.4
Tempur International	527.8	504.1

Sealy	1,841.4	—
Investment in subsidiaries	(1,439.4)	(347.6)
Other intercompany eliminations	(309.5)	(3.9)
	$2,716.3	$1,313.0

The following table summarizes long-lived assets by segment:

(in millions)
	June 30,	December 31,
Long-lived assets:	2013	2012
Tempur North America	$391.6	$395.7
Tempur International	66.4	69.5
Sealy	1,469.0	—
	$1,927.0	$465.2

The following table summarizes net sales by geographic region:

(in millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
United States	$474.1	$218.0	$727.4	$477.0
Canada	56.1	8.6	71.1	18.6
Other International	130.4	102.9	252.2	218.3
	$660.6	$329.5	$1,050.7	$713.9
Total International	$186.5	$111.5	$323.3	$236.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information:

(in millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales from external customers:
Tempur North America
Bedding	$199.5	$210.5	$404.1	$455.0
Other products	16.0	16.1	37.3	40.6
	$215.5	$226.6	$441.4	$495.6

Tempur International
Bedding	$73.9	$78.7	$163.2	$167.9
Other products	26.6	24.2	54.8	50.4
	$100.5	$102.9	$218.0	$218.3

Sealy
Bedding	$325.1	$—	$369.8	$—
Other products	19.5	—	21.5	—
	$344.6	$—	$391.3	$—
	$660.6	$329.5	$1,050.7	$713.9

Inter-segment sales:
Tempur North America	$—	$0.2	$0.1	$0.4
Tempur International	0.1	0.5	0.2	0.5
Sealy	—	—	—	—
Intercompany eliminations	(0.1)	(0.7)	(0.3)	(0.9)
	$—	$—	$—	$—

Gross profit:
Tempur North America	$88.5	$106.3	$191.9	$243.5
Tempur International	62.5	60.6	136.8	129.4
Sealy	103.9	—	114.6	—
	$254.9	$166.9	$443.3	$372.9

Operating income:
Tempur North America	$10.3	$27.0	$26.1	$85.5
Tempur International	23.9	20.5	55.2	48.1
Sealy	9.8	—	7.2	—
	$44.0	$47.5	$88.5	$133.6

(Loss) income before income taxes:
Tempur North America	$(22.9)	$23.0	$(34.6)	$77.5
Tempur International	22.5	20.9	52.7	47.9
Sealy	7.1	—	3.7	—
	$6.7	$43.9	$21.8	$125.4

Depreciation and amortization (including stock-based compensation amortization):
Tempur North America	$10.8	$9.2	$20.6	$19.6
Tempur International	3.1	2.8	6.2	5.4
Sealy	11.0	—	12.8	—
	$24.9	$12.0	$39.6	$25.0

Intercompany royalties:
Tempur North America	$1.4	$2.9	$2.7	$6.4
Tempur International	(1.4)	(2.9)	(2.7)	(6.4)
Sealy	—	—	—	—
	$—	$—	$—	$—

Capital expenditures:
Tempur North America	$7.0	$9.4	$10.9	$13.1
Tempur International	3.0	4.6	4.7	7.5
Sealy	3.7	—	3.7	—
	$13.7	$14.0	$19.3	$20.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(17)            Guarantor/Non-Guarantor Financial Information

The Senior Notes are general unsecured senior obligations of Tempur Sealy International and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by all of Tempur Sealy International’s 100% directly or indirectly owned current and future domestic subsidiaries (the “Combined Guarantor Subsidiaries”). The foreign subsidiaries (the “Combined Non-Guarantor Subsidiaries”) represent the foreign operations of the Company and do not guarantee the Senior Notes. A subsidiary guarantor will be released from its obligations under the indenture governing the Senior Notes when: (a) the subsidiary guarantor is sold or sells all or substantially all of its assets; (b) the subsidiary is declared “unrestricted” under the indenture governing the Senior Notes; (c) the subsidiary’s guarantee of indebtedness under the 2012 Credit Agreement (as it may be amended, refinanced or replaced) is released (other than a discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned subsidiary guarantors and non-guarantor subsidiaries. The Company has accounted for its investments in its subsidiaries under the equity method.

The following financial information presents Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, and the related Condensed Consolidated Statements of Income and Comprehensive Income and Cash Flows for the three months ended June 30, 2013 and 2012, for the Ultimate Parent, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended June 30, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)		Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$	―	$478.7	$186.7	$(4.8)	$660.6
Cost of sales		―	315.8	94.7	(4.8)	405.7
Gross profit		―	162.9	92.0	―	254.9
Selling and marketing expenses		0.7	100.1	39.0	―	139.8
General, administrative and other expenses		4.6	51.5	20.2	―	76.3
Equity in earnings of unconsolidated affiliates		―	―	(1.1)		(1.1)
Royalty income, net of royalty expense		―	(4.1)	―	―	(4.1)
Operating income		(5.3)	15.4	33.9	―	44.0

Other expense, net:
Interest expense, net		18.0	16.8	0.9	―	35.7
Other expense (income), net		―	(0.6)	2.2	―	1.6
Total other expense		18.0	16.2	3.1	―	37.3

Income from equity investees		13.7	23.1	―	(36.8)	―

Income before income taxes		(9.6)	22.3	30.8	(36.8)	6.7
Income tax (provision) benefit		7.5	(8.6)	(7.7)	―	(8.8)
Net (loss) income		(2.1)	13.7	23.1	(36.8)	(2.1)
Less: net (loss) income attributable to non-controlling interest		(0.5)	(0.5)	―	0.5	(0.5)
Net (loss) income attributable to Tempur Sealy International, Inc.		$(1.6)	$14.2	$23.1	$(37.3)	$(1.6)

Comprehensive income		$(7.5)	$14.6	$16.8	$(31.4)	$(7.5)

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)		Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$	―	$738.7	$323.5	$(11.5)	$1,050.7
Cost of sales		―	466.5	152.4	(11.5)	607.4
Gross profit		―	272.2	171.1	―	443.3
Selling and marketing expenses		1.4	152.7	72.1	―	226.2
General, administrative and other expenses		8.2	92.0	34.8	―	135.0
Equity in earnings of unconsolidated affiliates		―	―	(1.3)		(1.3)
Royalty income, net of royalty expense		―	(5.1)	―	―	(5.1)
Operating income		(9.6)	32.6	65.5	―	88.5

Other expense, net:
Interest expense, net		30.7	31.8	1.1	―	63.6
Other expense (income), net		―	(0.3)	3.4	―	3.1
Total other expense		30.7	31.5	4.5	―	66.7

Income from equity investees		38.5	46.2	―	(84.7)	―

Income before income taxes		(1.8)	47.3	61.0	(84.7)	21.8
Income tax (provision) benefit		12.2	(8.8)	(14.8)	―	(11.4)
Net (loss) income		10.4	38.5	46.2	(84.7)	10.4
Less: net (loss) income attributable to non-controlling interest		(0.5)	(0.5)	―	0.5	(0.5)
Net (loss) income attributable to Tempur Sealy International, Inc.		$10.9	$39.0	$46.2	$(85.2)	$10.9

Comprehensive income		$(5.7)	$39.7	$31.7	$(71.4)	$(5.7)

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)
TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended June 30, 2012
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)		Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$	―	$225.3	$112.0	$(7.8)	$329.5
Cost of sales		―	121.4	49.0	(7.8)	162.6
Gross profit		―	103.9	63.0	―	166.9
Selling and marketing expenses		0.7	51.7	31.3	―	83.7
General, administrative and other expenses		2.8	23.5	9.4	―	35.7
Equity in earnings of unconsolidated affiliates		―	―	―	―	―
Royalty income, net of royalty expense		―	―	―	―	―
Operating income		(3.5)	28.7	22.3	―	47.5

Other expense, net:
Interest expense, net		7.5	(3.5)	0.1	―	4.1
Other expense (income), net		―	―	(0.5)	―	(0.5)
Total other expense		7.5	(3.5)	(0.4)	―	3.6

Income from equity investees		36.6	17.6	―	(54.2)	―

Income before income taxes		25.6	49.8	22.7	(54.2)	43.9
Income tax (provision) benefit		3.5	(13.2)	(5.1)	―	(14.8)
Net (loss) income		29.1	36.6	17.6	(54.2)	29.1
Less: net (loss) income attributable to non-controlling interest		―	―	―	―	―
Net (loss) income attributable to Tempur Sealy International, Inc.		$29.1	$36.6	$17.6	$(54.2)	$29.1

Comprehensive income		$18.4	$36.1	$7.5	$(43.6)	$18.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2012
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)		Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$	―	$489.1	$237.5	$(12.7)	$713.9
Cost of sales		―	250.9	102.8	(12.7)	341.0
Gross profit		―	238.2	134.7	―	372.9
Selling and marketing expenses		1.9	101.5	63.6	―	167.0
General, administrative and other expenses		6.3	44.6	21.4	―	72.3
Equity in earnings of unconsolidated affiliates		―	―	―	―	―
Royalty income, net of royalty expense		―	―	―	―	―
Operating income		(8.2)	92.1	49.7	―	133.6

Other expense, net:
Interest expense, net		14.9	(6.9)	0.2	―	8.2
Other expense (income), net		―	―	―	―	―
Total other expense		14.9	(6.9)	0.2	―	8.2

Income from equity investees		102.6	41.0	―	(143.6)	―

Income before income taxes		79.5	140.0	49.5	(143.6)	125.4
Income tax (provision) benefit		5.8	(37.4)	(8.5)	―	(40.1)
Net (loss) income		85.3	102.6	41.0	(143.6)	85.3
Less: net (loss) income attributable to non-controlling interest		―	―	―	―	―
Net (loss) income attributable to Tempur Sealy International, Inc.		$85.3	$102.6	$41.0	$(143.6)	$85.3

Comprehensive income		$79.9	$101.7	$36.5	$(138.2)	$79.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Balance Sheets
June 30, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)		Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS

Current Assets:
Cash and cash equivalents		$0.2	$37.8	$63.4	$	―	$101.4
Accounts receivable, net		―	188.6	143.0		―	331.6
Inventories		―	129.5	50.1		―	179.6
Escrow Receivable		―	―	―		―	―
Income taxes payable		105.6	―	―		(105.6)	―
Prepaid expenses and other current assets		0.5	35.1	15.2		―	50.8
Deferred income taxes		7.9	23.3	4.6		―	35.8
Total Current Assets		114.2	414.3	276.3		(105.6)	699.2
Property, plant and equipment, net		―	340.1	75.0		―	415.1
Goodwill		―	583.6	164.3		―	747.9
Other intangible assets, net		―	335.2	428.8		―	764.0
Deferred tax asset		―	―	9.8		―	9.8
Other non-current assets		8.0	57.0	15.3		―	80.3
Net investment in subsidiaries		1,170.4	10.6	―		(1,181.0)	―
Due from affiliates		844.1	2,219.3	0.9		(3,064.3)	―
Total Assets		$2,136.7	$3,960.1	$970.4		$(4,350.9)	$2,716.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$	―	$112.2	$37.9	$	―	$150.1
Accrued expenses and other current liabilities		1.4	134.6	56.7		―	192.7
Deferred income taxes		―	―	0.5		―	0.5
Income taxes payable		―	116.6	7.4		(105.6)	18.4
Current portion of long-term debt		―	36.3	3.1		―	39.4
Total Current Liabilities		1.4	399.7	105.6		(105.6)	401.1
Long-term debt		375.0	1,528.3	―		―	1,903.3
Deferred income taxes		―	256.7	35.2		―	291.9
Other non-current liabilities		―	75.4	7.0		―	82.4
Due to affiliates		1,722.7	529.6	812.0		(3,064.3)	―
Total Liabilities		2,099.1	2,789.7	959.8		(3,169.9)	2,678.7

Redeemable non-controlling interest		10.8	10.8	―		(10.8)	10.8

Total Stockholders’ Equity		26.8	1,159.6	10.6		(1,170.2)	26.8
Total Liabilities and Stockholders’ Equity		$2,136.7	$3,960.1	$970.4		$(4,350.9)	$2,716.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Balance Sheets
December 31, 2012
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)		Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$	―	$19.2	$160.1	$	―	$179.3
Accounts receivable, net		―	57.1	72.7		―	129.8
Inventories		―	55.7	37.3		―	93.0
Escrow Receivable		375.0	―	―		―	375.0
Prepaid expenses and other current assets		86.2	26.4	15.0		(86.2)	41.4
Deferred income taxes		11.7	―	2.6		(11.7)	2.6
Total Current Assets		472.9	158.4	287.7		(97.9)	821.1
Property, plant and equipment, net		―	132.7	53.3		―	186.0
Goodwill		―	89.9	126.2		―	216.1
Other intangible assets, net		―	42.9	20.2		―	63.1
Deferred tax asset		―	―	10.4		―	10.4
Other non-current assets		―	13.4	2.9		―	16.3
Net investment in subsidiaries		1,213.0	300.2	―		(1,513.2)	―
Due from affiliates		28.0	1,460.0	3.4		(1,491.4)	―
Total Assets		$1,713.9	$2,197.5	$504.1		$(3,102.5)	$1,313.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$	―	$60.0	$25.8	$	―	$85.8
Accrued expenses and other current liabilities		0.2	46.2	35.0		―	81.4
Deferred income taxes		―	37.6	0.6		(11.7)	26.5
Income taxes payable		―	89.3	12.4		(86.2)	15.5
Total Current Liabilities		0.2	233.1	73.8		(97.9)	209.2
Long-term debt		375.0	650.0	―		―	1,025.0
Deferred income taxes		―	28.9	2.5		―	31.4
Other non-current liabilities		―	23.5	1.6		―	25.1
Due to affiliates		1,316.4	49.0	126.0		(1,491.4)	―
Total Liabilities		1,691.6	984.5	203.9		(1,589.3)	1,290.7

Total Stockholders’ Equity		22.3	1,213.0	300.2		(1,513.2)	22.3
Total Liabilities and Stockholders’ Equity		$1,713.9	$2,197.5	$504.1		$(3,102.5)	$1,313.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net cash from operating activities	(35.8)	(7.0)	31.3		―	(11.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	―	(1,035.3)	(137.6)		―	(1,172.9)
Purchases of property, plant and equipment	―	(14.0)	(5.3)		―	(19.3)
Other	―	(66.3)	68.4		―	2.1
Net cash from investing activities	―	(1,115.6)	(74.5)		―	(1,190.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	―	2,368.8	―		―	2,368.8
Repayments 2012 Credit Agreement	―	(926.6)	―		―	(926.6)
Proceeds from issuance of Senior Notes	375.0	―	―		―	375.0
Proceeds from 2011 Credit Facility	―	46.5	―		―	46.5
Repayments of 2011 Credit Facility	―	(696.5)	―		―	(696.5)
Net activity in investment in and advances from (to) subsidiaries and affiliates	(804.9)	857.8	(52.9)		―	―
Payment of deferred financing costs	(8.3)	(43.6)	―		―	(51.9)
Proceeds from issuance of common stock	5.5	―	―		―	5.5
Excess tax benefit from stock based compensation	3.5	―	―		―	3.5
Treasury stock repurchased	465.2	(465.2)	―		―	―
Other	―	―	(0.2)		―	(0.2)
Net cash from financing activities	36.0	1,141.2	(53.1)		―	1,124.1

Net effect of exchange rate changes on cash and cash equivalents	―	―	(0.4)		―	(0.4)
Increase in cash and cash equivalents	0.2	18.6	(96.7)		―	(77.9)
Cash and cash equivalents, beginning of period	―	19.2	160.1		―	179.3
Cash and cash equivalents, end of period	$0.2	$37.8	$63.4	$	―	$101.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.

Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2012
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)		Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net cash from operating activities		$(25.8)	67.6	44.7		―	86.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired		―	11.8	(13.5)		―	(1.7)
Purchase of property, plant and equipment		―	(12.9)	(7.7)		―	(20.6)
Other		―	(0.2)	0.2		―	―
Net cash from investing activities		―	(1.3)	(21.0)		―	(22.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the 2011 Credit Facility		―	245.5	―		―	245.5
Repayments of the 2011 Credit Facility		―	(149.0)	―		―	(149.0)
Net activity in investment in and advances from (to) subsidiaries and affiliates		158.6	(156.7)	(1.9)		―	―
Payment of deferred financing costs		―	―	(0.1)		―	(0.1)
Proceeds from issuance of common stock		10.1	―	―		―	10.1
Excess tax benefit from stock based compensation		9.7	―	―		―	9.7
Treasury stock repurchased		(152.6)	―	―		―	(152.6)
Other		―	―	(2.3)		―	(2.3)
Net cash from financing activities		25.8	(60.2)	(4.3)		―	(38.7)

Net effect of exchange rate changes on cash and cash equivalents		―	―	(2.7)		―	(2.7)
Increase in cash and cash equivalents		―	6.1	16.7		―	22.8
Cash and cash equivalents, beginning of period		―	10.8	100.6		―	111.4
Cash and cash equivalents, end of period	$	―	$16.9	$117.3	$	―	$134.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this report is condensed consolidated information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements include numerous risks and uncertainties, as described under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 and our quarterly report on Form 10-Q for the quarter ended March 31, 2013. Our actual results may differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

In this discussion and analysis, we discuss and explain the financial condition and results of our operations for the three and six months ended June 30, 2013 and 2012, including the following points:

•	An overview of our business, including the acquisition of Sealy Corporation and its historical subsidiaries (“Sealy”);
•	Our net sales and costs in the periods presented as well as changes between periods;
•	Expected sources of liquidity for future operations; and
•	The effect of the foregoing on our overall financial performance and condition.

Executive Overview

General. We have the strongest brand portfolio with the most highly recognized brands in the bedding industry and are the world’s largest bedding provider. We manufacture, market and distribute bedding products, which we sell globally under the TEMPUR®, Tempur-Pedic®, Sealy®, Sealy Posturepedic®, Stearns & Foster® and other brands. Our comprehensive suite of bedding products offers a variety of products to consumers across a broad range of channels.

We sell our products through three distribution channels in each operating business segment: Retail (furniture and bedding retailers, department stores, specialty retailers and warehouse clubs); Direct (e-commerce platform, company-owned stores, and call center); and Other (third party distributors, hospitality and healthcare customers).

Business Segments. We have three reportable business segments: Tempur North America, Tempur International and Sealy. As a result of the Sealy Acquisition, we now have a new reportable business segment based on the Sealy domestic and international business. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Tempur North American segment consists of two U.S. manufacturing facilities and our Tempur North American distribution subsidiaries. The Tempur International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside the Tempur North American and Sealy segments. The Sealy segment consists of company-owned and operated bedding and component manufacturing facilities located around the world, along with distribution subsidiaries and joint ventures. We evaluate segment performance based on net sales and operating income.

Sealy Acquisition

On March 18, 2013, we completed the acquisition of Sealy (“Sealy Acquisition”). Refer to Note 2, “Business Combinations”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I for a discussion of the Sealy Acquisition. Pursuant to the merger agreement, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the Sealy Acquisition was cancelled and (other than shares held by Sealy or Tempur-Pedic or their subsidiaries or Sealy stockholders who properly exercised their appraisal rights) converted into the right to receive $2.20 in cash. The total purchase price was $1,172.9 million, which was funded using available cash and financing consisting of our 2012 Credit Agreement and Senior Notes. Refer to Note 4, “Long-Term Debt”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I for the definition of these terms and further discussion. The purchase price of Sealy, including debt assumed, consisted of the following items:

(in millions)
Cash consideration for stock	$231.2	(1)
Cash consideration for share-based awards	14.2	(2)
Cash consideration for 8.0% Sealy Notes	442.1	(3)
Cash consideration for repayment of Sealy Senior Notes	260.7	(4)
Cash consideration for repayment of Sealy 2014 Notes	276.9	(5)
Total consideration	1,225.1
Cash acquired	(52.2)	(6)
Net consideration given	$1,172.9

(1)	The cash consideration for outstanding shares of Sealy common stock is the product of the agreed-upon cash per share price of $2.20 and total Sealy shares of 105.1 million.
(2)	The cash consideration for share-based awards is the product of the agreed-upon cash per share price of $2.20 and the total number of restricted stock units and deferred stock units outstanding and the “in the money” stock options net of the weighted average exercise price.
(3)	The cash consideration for Sealy’s 8.0% Senior Secured Third Lien Convertible Notes due 2016 (“8.0% Sealy Notes”) is the result of applying the adjusted equity conversion rate to the 8.0% Sealy Notes tendered for conversion and multiplying the result by the agreed-upon cash per share price of $2.20. The 8.0% Sealy Notes that were converted represented the right to receive the same merger consideration that would have been payable to a holder of 201.0 million shares of Sealy common stock, subject to adjustment in accordance with the terms of the supplemental indenture governing the 8.0% Sealy Notes.
(4)	The cash consideration for Sealy’s 10.875% Senior Notes due 2016 (“Sealy Senior Notes”) reflects the repayment of the outstanding obligation.
(5)	The cash consideration for Sealy’s 8.25% Senior Subordinated Notes due 2014 (“Sealy 2014 Notes”) reflects the repayment of the outstanding obligation.
(6)	Represents the Sealy cash balance acquired at acquisition.

Sealy, headquartered in Trinity, North Carolina, owns one of the largest portfolios of bedding brands in the world, and manufactures and markets a complete line of bedding products under the Sealy®, Sealy Posturepedic®, and Stearns & Foster® brands. Sealy’s results of operations are reported within the Company’s Sealy reportable segment. The combination brings together two highly complementary companies with iconic brands and significant opportunities for global innovation and growth. We will have products for almost every consumer preference and price point, distribution through all key channels, in-house expertise on most key bedding technologies, and a world-class research and development team. In addition, the combined operations have a global footprint that includes over 80 countries. The Company believes the shared know-how and improved efficiencies of the combined company will result in tremendous value for its consumers, retailers and stockholders.

Results of Operations

A summary of our results for the three and six months ended June 30, 2013, which include the Sealy segment results of operations for the period from March 18, 2013 through June 30, 2013, but do not include the Sealy segment results of operations for the 2012 periods, include the following:

•	Net sales for the three months ended June 30, 2013 increased to $660.6 million from $329.5 million for the same period in 2012. Net sales for the six months ended June 30, 2013 increased to $1,050.7 million from $713.9 million for the same period in 2012.
•	Loss per diluted common share was $0.03 for the three months ended June 30, 2013 compared to earnings per diluted common share (EPS) of $0.45 for the three months ended June 30, 2012. For the six months ended June 30, 2013 EPS were $0.18 compared to $1.31 for the same period in 2012.

(In millions, except per common share amounts)	Three Months Ended				Six Months Ended
	June 30,				June, 30
	2013		2012		2013		2012
Net sales	$660.6	100.0%	$329.5	100.0%	$1,050.7	100.0%	$713.9	100.0%
Cost of sales	405.7	61.4	162.6	49.3	607.4	57.8	341.0	47.8
Gross profit	254.9	38.6	166.9	50.7	443.3	42.2	372.9	52.2
Selling and marketing expenses	139.8	21.2	83.7	25.4	226.2	21.5	167.0	23.4
General, administrative and other expenses	76.3	11.5	35.7	10.9	135.0	12.9	72.3	10.1
Equity in earnings of unconsolidated affiliates	(1.1)	(0.2)	―	―	(1.3)	(0.1)	―	―
Royalty income, net of royalty expense	(4.1)	(0.6)	—	—	(5.1)	(0.5)	—	—
Operating income	44.0	6.7	47.5	14.4	88.5	8.4	133.6	18.7
Interest expense, net	35.7	5.4	4.1	1.2	63.6	6.0	8.2	1.1
Other expense (income), net	1.6	0.2	(0.5)	(0.1)	3.1	0.3	—	—
Income before income taxes	6.7	1.1	43.9	13.3	21.8	2.1	125.4	17.6
Income tax provision	(8.8)	(1.3)	(14.8)	(4.5)	(11.4)	(1.1)	(40.1)	(5.6)
Net (loss) income before non- controlling interest	(2.1)	(0.2)	$29.1	8.8	10.4	1.0	85.3	12.0
Less: Net (loss) attributable to non- controlling interest	(0.5)	―	―	―	(0.5)	―	―	―
Net (loss) income attributable to common stockholders	$(1.6)	(0.2)%	29.1	8.8%	$10.9	1.0%	85.3	12.0%

(Loss) earnings per common share:
Basic	$(0.03)		$0.46		$0.18		1.35
Diluted	$(0.03)		$0.45		$0.18		1.31
Weighted average common shares outstanding:
Basic	60.4		62.9		60.2		63.4
Diluted	60.4		64.3		61.5		65.0

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

A summary of net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		TEMPUR NORTH AMERICA		TEMPUR INTERNATIONAL		SEALY
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Retail	$602.1	$288.1	$201.7	$205.9	$78.6	$82.2	$321.8	$—
Direct	30.3	25.4	10.6	17.7	11.4	7.7	8.3	—
Other	28.2	16.0	3.2	3.0	10.5	13.0	14.5	—
	$660.6	$329.5	$215.5	$226.6	$100.5	$102.9	$344.6	$—

Retail includes sales to furniture, bedding and department stores. Direct includes direct response and e-commerce sales as well as sales through company-owned stores. Other includes sales to third party distributors, health care and hospitality institutions.

A summary of net sales, by product and by segment, is set forth below:

	CONSOLIDATED		TEMPUR NORTH AMERICA		TEMPUR INTERNATIONAL		SEALY
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Bedding	$598.5	$289.2	$199.5	$210.5	$73.9	$78.7	$325.1	$—
Other products	62.1	40.3	16.0	16.1	26.6	24.2	19.5	—
	$660.6	$329.5	$215.5	$226.6	$100.5	$102.9	$344.6	$—

Bedding includes mattresses, foundations and adjustable foundations and Other products includes pillows and various other comfort products and components.

Net sales. Net sales for the three months ended June 30, 2013 increased to $660.6 million from $329.5 million for the same period in 2012, an increase of $331.1 million, or 100.5%. Bedding net sales increased $309.3 million, or 107.0%. Other product net sales increased $21.8 million, or 54.1%. Retail net sales increased $314.0 million, or 109.0%. Direct net sales increased $4.9 million, or 19.3%. Other channel net sales increased $12.2 million, or 76.3%. Net sales for the three months ended June 30, 2013 increased across all product and channel categories over the same period in 2012, due primarily to the Sealy Acquisition. The increase in net sales was partially offset by decreases in our Tempur North America segment in bedding sales, driven by decreases in our Retail and Direct channels. The principal factors impacting net sales for each segment are discussed below.

Tempur North America. Tempur North America net sales for the three months ended June 30, 2013 decreased to $215.5 million from $226.6 million for the same period in 2012, a decrease of $11.1 million, or 4.9%. Tempur North America bedding net sales decreased $11.0 million, or 5.2%, over the same period in 2012, primarily due to decreases in net sales in the Retail and Direct channels. Our Tempur North America Retail channel net sales decreased $4.2 million, or 2.0%, compared to the same period in 2012. Tempur North America Direct net sales decreased $7.1 million, or 40.1% compared to the same period in 2012.

As of a result of a change in the competitive environment, which began in the second quarter of 2012 and continues into 2013, our Tempur North America Retail channel net sales have been adversely impacted. To drive growth in our Retail channel, we plan to focus on product innovations, increase demand through investments in advertising, and improve how we serve our Retail customers. During 2013, Tempur North America has decreased advertising expenses to better align with net sales expectations. However, this reduction in advertising has negatively impacted Retail and Direct channels net sales.

In addition, the TEMPUR®-Choice product introduction has been slower than anticipated due to initial startup delays that are now resolved. As a result, the TEMPUR-Choice product introduction will continue into the third quarter of 2013.

Tempur International. Tempur International net sales for the three months ended June 30, 2013 decreased to $100.5 million from $102.9 million for the same period in 2012, a decrease of $2.4 million, or 2.3%. On a constant currency basis1, our Tempur International net sales decreased approximately 0.6%. Tempur International net sales decreased primarily due to macroeconomic pressure in Europe which was partially offset by growth in our Asia-Pacific business. Tempur International bedding net sales decreased $4.8 million, or 6.1% compared to the second quarter of 2012. The Tempur International Direct channel net sales increased $3.7 million, or 48.1% compared to the same period in 2012, due to expanding our points of distribution through an increase in the number of company-owned stores and e-commerce.

Sealy. Sealy net sales for the three months ended June 30, 2013 were $344.6 million, with $321.8 million in the Retail channel. Net sales for our Sealy Other channel were $14.5 million, and Direct channel net sales were $8.3 million for the three months ended June 30, 2013. For the three months ended June 30, 2013, Sealy other products net sales were $19.5 million.

Gross profit. Gross profit for the three months ended June 30, 2013 increased to $254.9 million from $166.9 million for the same period in 2012, an increase of $88.0 million, or 52.7%. The gross profit margin for the three months ended June 30, 2013 was 38.6% as compared to 50.7% for the same period in 2012.

Our gross profit margin is impacted by the relative amount of net sales between our three business segments. The Sealy segment operates at a lower gross profit margin than the Tempur North America and Tempur International segments. As Sealy’s net sales have increased as a percentage of Consolidated net sales, our gross profit margin has been negatively impacted. Additionally, our Tempur North America gross profit margin has been lower than that of our Tempur International segment, due in part to the royalty paid by the Tempur North America segment. This intercompany royalty expense was $1.4 million and $2.9 million for the three months ended June 30, 2013 and 2012, respectively. These changes in segment mix and other factors related to each business segment resulted in a 12.1% decrease in our gross profit margin for the three months ended June 30, 2013. The principal factors that impacted gross profit margin during the year are identified and discussed below in the respective segment discussions.

Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in this process.

Tempur North America. Tempur North America gross profit for the three months ended June 30, 2013 decreased to $88.5 million from $106.3 million for the same period in 2012, a decrease of $17.8 million, or 16.7%. The gross profit margin in our Tempur North America segment was 41.1% and 46.9% for the three months ended June 30, 2013 and 2012, respectively. Our Tempur North America segment gross profit margin was impacted by an 8.0% decrease due to unfavorable product and channel mix, along with a 3.3% decrease associated with floor model discounts related to new product introductions partially offset by a 5.5% increase due to efficiencies in manufacturing, distribution, and reduced sourcing costs.

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

Tempur International. Tempur International gross profit for the three months ended June 30, 2013 increased to $62.5 million from $60.6 million for the same period in 2012, an increase of $1.9 million, or 3.1%. The gross profit margin in our International segment was 62.2% and 58.9% for the three months ended June 30, 2013 and 2012, respectively. Our Tempur International gross profit margin was impacted by a 3.1% increase related to favorable geography and channel mix.

Sealy. Sealy gross profit for the three months ended June 30, 2013 was $103.9 million.  Sealy gross profit margin was 30.2% for the three months ended June 30, 2013. The Sealy gross profit margin includes incremental costs of $4.5 million associated with the revaluation of finished goods inventory related to the purchase price allocation of the Sealy Acquisition, which had an unfavorable gross profit margin impact of 1.3%.

Selling and marketing expenses. Selling and marketing expenses include advertising and other selling and marketing expenses. Advertising expenses include national and cooperative advertising. Other selling and marketing expenses include media production, marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings, point of purchase materials, sales force compensation, and new product development costs, such as market research and new product testing.

 Selling and marketing expenses increased to $139.8 million for the three months ended June 30, 2013 as compared to $83.7 million for the three months ended June 30, 2012, an increase of $56.1 million, or 67.0%. The increase in selling and marketing expenses was due to the inclusion of Sealy’s expenses for the three months ended June 30, 2013. Selling and marketing expenses as a percentage of net sales were 21.2% and 25.4% for the three months ended June 30, 2013 and 2012, respectively. The principal factors that impacted selling and marketing expenses during the period are identified and discussed below.

Our advertising expenses for the three months ended June 30, 2013 were $73.1 million compared to $45.7 million in 2012, an increase of $27.4 million, or 60.0%. Advertising expenses as a percentage of net sales were 11.1% and 13.9% for the three months ended June 30, 2013 and 2012, respectively. The primary driver of the increase in advertising expenses was Sealy’s advertising expenses of $40.6 million for the three months ended June 30, 2013. However, this increase was offset by decreased advertising expenses in our Tempur North America and Tempur International segments. During the second quarter of 2012, we experienced a decline in Tempur North America net sales. However, most of our advertising expenses were committed for the quarter. As a result, we were unable to align our 2012 advertising expenses with our net sales. In the second quarter of 2013, we were better able to manage our advertising expenses. During the second quarter, we launched advertising campaigns in our Tempur North America and Sealy segments. After a review of the effectiveness of the Tempur North America advertising campaign, we are making certain adjustments. In addition, we expect to increase advertising as a percentage of net sales in the second half of 2013.

All other selling and marketing expenses as a percentage of net sales were approximately 10.1% and 11.5% for the three months ended June 30, 2013 and 2012, respectively. All other selling and marketing expenses increased $28.7 million, or 75.5%. The increase is primarily related to the inclusion of $23.4 million in expenses related to Sealy.

 General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of buildings, furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs.

General, administrative and other expenses as a percentage of net sales were 11.6% and 10.9% for the three months ended June 30, 2013 and 2012, respectively. General, administrative and other expenses increased to $76.3 million for the three months ended June 30, 2013 as compared to $35.7 million for the same period in 2012 for an increase of $40.6 million or 113.7%. The primary driver of the increase was $35.3 million in general, administrative and other expenses related to the inclusion of our Sealy segment for the three months ended June 30, 2013.

Research and development expenses, a component of general, administrative and other expenses, for the three months ended June 30, 2013 were $4.6 million compared to $3.8 million for the same period in 2012, an increase of $0.8 million, or 21.1%. We will continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs. Interest expense, net, increased to $35.7 million for the three months ended June 30, 2013 as compared to $4.1 million for the same period in 2012, an increase of $31.6 million, or 770.7%. The increase in interest expense is primarily a result of interest on our Senior Notes, increased debt under our credit facilities and related to the funding of the Sealy Acquisition.  In addition, we incurred $8.7 million in prepayment fees related to the refinancing of our Term B Facility.

Income before income taxes. Income before income taxes for the quarter ended June 30, 2013 decreased to $6.7 million from $43.9 million for the same period in 2012, a decrease of $37.2 million, or 84.7%. Tempur North America loss before income taxes for the quarter ended June 30, 2013 was $22.9 million, compared to income before income taxes of $23.0 million for the same period in 2012, a decrease of $45.9 million, or 199.6%. Tempur International income before income taxes for the quarter ended June 30, 2013 increased to $22.5 million from $20.9 million for the same period in 2012, an increase of $1.6 million, or 7.7%. Sealy income before income taxes for the quarter ended June 30, 2013 was $7.1 million. The decrease in income before income taxes was a result of the items discussed above.

Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations. Our tax rate for the three months ended June 30, 2013 and 2012 was 131.3% and 33.6%, respectively. We had previously tax affected our undistributed earnings from non-U.S. operations based on estimates of 2013 earnings and our preliminary estimate of the value of Sealy’s foreign subsidiaries used in the preliminary purchase price allocation. The income tax provision for the three months ended June 30, 2013 was unfavorably impacted by a $5.5 million increase as a result of adjustments to the purchase price allocation. This benefit was partially offset by increases in our uncertain tax positions during the three months ended June 30, 2013. Throughout the remainder of 2013, we anticipate a tax rate of approximately 31.5%.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

A summary of net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		TEMPUR NORTH AMERICA		TEMPUR INTERNATIONAL		SEALY
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Retail	$947.8	$625.9	$409.2	$447.5	$172.6	$178.4	$366.0	$—
Direct	57.3	56.3	25.0	42.0	22.7	14.3	9.6	—
Other	45.6	31.7	7.2	6.1	22.7	25.6	15.7	—
	$1,050.7	$713.9	$441.4	$495.6	$218.0	$218.3	$391.3	$—

A summary of net sales, by product and by segment, is set forth below:

	CONSOLIDATED		TEMPUR NORTH AMERICA		TEMPUR INTERNATIONAL		SEALY
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Bedding	$937.1	$622.9	$404.1	$455.0	$163.2	$167.9	$369.8	$—
Other products	113.6	91.0	37.3	40.6	54.8	50.4	21.5	—
	$1,050.7	$713.9	$441.4	$495.6	$218.0	$218.3	$391.3	$—

Net sales. Net sales for the six months ended June 30, 2013 increased to $1,050.7 million from $713.9 million for the same period in 2012, an increase of $336.8 million, or 47.2%. Bedding net sales increased $314.2 million, or 50.4%.  Other product net sales increased $22.6 million, or 24.8%.  Retail net sales increased $321.9 million, or 51.4%.  Direct net sales increased $1.0 million, or 1.8%. Other channel net sales increased $13.9 million, or 43.8%.  Net sales for the six months ended June 30, 2013 increased across all product and channel categories, except for the Direct channel, over the same period in 2012, due primarily to the Sealy Acquisition. The increase in net sales was partially offset by decreases in our Tempur North America segment in bedding sales, driven by decreases in net sales in our Retail and Direct channels. The principal factors impacting net sales for each segment are discussed below.

Tempur North America. Tempur North America net sales for the six months ended June 30, 2013 decreased to $441.4 million from $495.6 million for the same period in 2012, a decrease of $54.2 million, or 10.9%. Tempur North America bedding net sales decreased $50.9 million, or 11.2%, over the same period in 2012, primarily due to decreases in the Retail and Direct channels net sales. Our Tempur North America Retail channel net sales decreased $38.3 million, or 8.6%, compared to the same period in 2012. Direct channel net sales decreased $17.0 million, or 40.5%, compared to the same period in 2012.

As of a result of a change in the competitive environment, which began in the second quarter of 2012 and continues into 2013, our Tempur North America Retail channel net sales have been adversely impacted. To drive growth in our Retail channel, we plan to focus on product innovations, increase demand through investments in advertising, and improve how we serve our Retail customers. During 2013, Tempur North America has decreased advertising expenses to better align with net sales expectations, however, this reduction in advertising has negatively impacted Retail and Direct channels net sales.

In addition, the TEMPUR®-Choice product introduction has been slower than anticipated due to initial startup delays that are now resolved. As a result, the TEMPUR-Choice product introduction will continue into the third quarter of 2013.

Tempur International. Tempur International net sales for the six months ended June 30, 2013 decreased to $218.0 million from $218.3 million for the same period in 2012, a decrease of $0.3 million, or 0.1%. On a constant currency basis2, our Tempur International net sales increased approximately 1.3%. Tempur International Retail channel net sales decreased primarily due to macroeconomic pressure in Europe which was partially offset by growth in our Asia-Pacific business. Tempur International bedding net sales decreased $4.7 million, or 2.8% compared to the six months ended 2012. The Tempur International Direct channel net sales increased $8.4 million, or 58.7% compared to the same period in 2012, due to expanding our points of distribution through an increase in the number of company-owned stores and e-commerce.

Sealy. Sealy net sales for the period March 18, 2013 through June 30, 2013 were $391.3 million, with $366.0 million in the Retail channel. Net sales in the Other channel were $15.7 million, and Direct channel net sales were $9.6 million for the period March 18, 2013 through June 30, 2013. Bedding products net sales were $369.8 million for the period ended June 30, 2013.

Gross profit. Gross profit for the six months ended June 30, 2013 increased to $443.3 million from $372.9 million for the same period in 2012, an increase of $70.4 million, or 18.9%. The gross profit margin for the six months ended June 30, 2013 was 42.2% as compared to 52.2% for the same period in 2012.

2 The references to “constant currency basis” in this Management’s Discussion & Analysis section do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Refer to ITEM 3 under Part I of this report.

Our gross profit margin is impacted by the relative amount of net sales between our business segments. The Sealy segment operates at a lower gross profit margin than the Tempur North America and Tempur International segments.  As Sealy’s net sales have increased as a percentage of Consolidated net sales, our gross profit margin has been negatively impacted. Additionally, our Tempur North America gross profit margin has been lower than that of our Tempur International segment, due in part to the royalty paid by the Tempur North America segment. This intercompany royalty expense was $2.7 million and $6.4 million for the six months ended June 30, 2013 and 2012, respectively. These changes in segment mix and other factors related to each business segment resulted in a 10.0% decrease in our gross profit margin for the six months ended June 30, 2013. The principal factors that impacted gross profit margin during the year are identified and discussed below in the respective segment discussions.

Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in this process.

Tempur North America. Tempur North America gross profit for the six months ended June 30, 2013 decreased to $191.9 million from $243.5 million for the same period in 2012, a decrease of $51.6 million, or 21.2%. The gross profit margin in our Tempur North America segment was 43.5% and 49.1% for the six months ended June 30, 2013 and 2012, respectively. Our Tempur North America segment gross profit margin was impacted by a 6.0% decrease due to unfavorable product and channel mix and a 2.1% decrease associated with floor model discounts related to new product introductions partially offset by a 2.5% increase due to reduced sourcing costs.

Tempur International. Tempur International gross profit for the six months ended June 30, 2013 increased to $136.8 million from $129.4 million for the same period in 2012, an increase of $7.4 million, or 5.7%. The gross profit margin in our Tempur International segment was 62.8% and 59.3% for the six months ended June 30, 2013 and 2012, respectively. Our Tempur International gross profit margin was impacted by a 3.1% increase related to favorable channel and geography mix and a 0.4% increase due to improved manufacturing efficiencies.

Sealy. Sealy gross profit from March 18, 2013 to the period ended June 30, 2013 was $114.6 million.  Sealy gross profit margin was 29.3% for the period ended June 30, 2013. The Sealy gross profit margin includes an  incremental cost of $7.7 million associated with the revaluation of finished goods inventory related to the purchase price allocation of the Sealy Acquisition, which had an unfavorable gross profit margin impact of 2.0%.

Selling and marketing expenses. Selling and marketing expenses include advertising and other selling and marketing expenses. Advertising expenses include national and cooperative advertising. Other selling and marketing expenses include media production, marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings, point of purchase materials, sales force compensation, and new product development costs, such as market research and new product testing.

Selling and marketing expenses increased to $226.2 million for the six months ended June 30, 2013 as compared to $167.0 million for the six months ended June 30, 2012, an increase of $59.2 million, or 35.4%. Selling and marketing expenses increased primarily due to the inclusion of Sealy from March 18, 2013 to June 30, 2013. Selling and marketing expenses as a percentage of net sales were 21.5% and 23.4% for the six months ended June 30, 2013 and 2012, respectively. The principal factors that impacted selling and marketing expenses during the period are identified and discussed below.

Our advertising expenses for the six months ended June 30, 2013 were $114.4 million compared to $92.9 million in 2012, an increase of $21.5 million, or 23.1%. Advertising expenses as a percentage of net sales were 10.9% and 13.0% for the six months ended June 30, 2013 and 2012, respectively. The primary driver of the increase in advertising expenses was Sealy’s advertising expenses of $45.4 million for the period ended June 30, 2013. However, this increase was offset by decreased advertising expenses in our Tempur North America and Tempur International segments. During the second quarter of 2012, we experienced a decline in Tempur North America net sales. However, most of our advertising expenses for the period were already committed. As a result, we were unable to align our 2012 advertising expenses with our net sales. Throughout 2013, we were better able to manage our advertising expenses. During the second quarter, we launched advertising campaigns in our Tempur North America and Sealy segments. After a review of the effectiveness of the Tempur North America advertising campaign, we are making certain adjustments. In addition, we expect to increase advertising as a percentage of net sales in the second half of 2013.

All other selling and marketing expenses as a percentage of net sales were approximately 10.6% and 10.4% for the six months ended June 30, 2013 and 2012, respectively. All other selling and marketing expenses increased $37.7 million, or 50.9%. The increase is primarily related to the inclusion of $26.7 million in expenses related to Sealy. The additional increase is related to a $3.5 million increase related to the support of Tempur North America’s new product introductions and a $4.6 million increase due to costs associated with the growth in Tempur International company-owned stores and e-commerce.

 General, administrative and other expenses. General, administrative and other expenses include management salaries, information technology, professional fees, depreciation of buildings, furniture and fixtures, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs.

General, administrative and other expenses as a percentage of net sales were 12.8% and 10.1% for the six months ended June 30, 2013 and 2012, respectively. General, administrative and other expenses increased to $135.0 million for the six months ended June 30, 2013 as compared to $72.3 million for the same period in 2012. General, administrative and other expenses increased compared to the six months ended June 30, 2012 primarily due to the inclusion of Sealy from March 18, 2013 to June 30, 2013, which increased general, administrative and other expenses by $36.1 million. General administrative and other expenses were also impacted by an $19.0 million increase in professional fees related to the Sealy Acquisition and integration.

Research and development expenses, a component of general and administrative expenses, for the six months ended June 30, 2013 were $9.4 million compared to $7.2 million for the same period in 2012, an increase of $2.2 million, or 30.6%. We will continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs. Interest expense, net, increased to $63.6 million for the six months ended June 30, 2013 as compared to $8.2 million for the same period in 2012, an increase of $55.4 million, or 675.6%. The Company incurred $19.9 million of incremental interest expense for the six months ended June 30, 2013, which includes interest and fees on the Senior Notes and 2012 Credit Agreement for the period prior to March 18, 2013, commitment fees associated with financing for the closing of the Sealy Acquisition, and write off of deferred financing costs associated with the 2011 Credit Facility. In addition, we incurred $8.7 million in prepayment fees related to the refinancing of our Term B facility. The remaining increase is due to higher debt levels as a result of the Sealy Acquisition.

Income before income taxes. Income before income taxes for the six months ended June 30, 2013 decreased to $21.8 million from $125.4 million for the same period in 2012, a decrease of $103.6 million, or 82.6%. Tempur North America loss before income taxes for the six months ended June 30, 2013 decreased to $34.6 million from income before income taxes of $77.6 million for the same period in 2012, a decrease of $112.2 million, or 144.6%. Tempur International income before income taxes for the six months ended June 30, 2013 increased to $52.7 million from $47.8 million for the same period in 2012, an increase of $4.9 million, or 10.3%. Sealy income before income taxes for the six months ended June 30, 2013 was $3.7 million. The decrease in income before income taxes was a result of the items discussed above.

Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations. Our tax rate for the six months ended June 30, 2013 and 2012 was 52.2% and 32.0%, respectively. During the six months ended June 30, 2013, we repatriated substantially all of our foreign earnings in a taxable transaction. The Company had previously tax affected its undistributed earnings from non-U.S. operations based on estimates of 2013 earnings and its preliminary estimate of the value of Sealy’s foreign subsidiaries used in the preliminary purchase price allocation. The income tax provision for the three months ended June 30, 2013 was unfavorably impacted by a $5.5 million increase as a result of adjustments to the purchase price allocation. This benefit was partially offset by increases in our uncertain tax positions during the three months ended June 30, 2013. Throughout the remainder of 2013, we anticipate a tax rate of approximately 31.5%.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, business combinations, share repurchases made from time to time pursuant to share repurchase authorizations, capital expenditures and working capital needs. At June 30, 2013, we had working capital of $298.1 million including cash and cash equivalents of $101.4 million compared to working capital of $611.9 million including $179.3 million in cash and cash equivalents as of December 31, 2012. Working capital as of December 31, 2012 included a receivable from escrow of $375.0 million related to the issuance of the Senior Notes, and this escrow was released at the closing of the Sealy Acquisition on March 18, 2013. This decrease was offset by the assumption of working capital due to the Sealy Acquisition.

Our cash flow used by operations was $11.5 million for the six months ended June 30, 2013 compared to $86.5 million provided by operations for the six months ended June 30, 2012. The decrease in operating cash flow was primarily due to the decreased earnings as a result of a decline in net sales, working capital and transaction and other Sealy Acquisition related costs during the six months ended June 30, 2013.

Net cash used by investing activities increased to $1,190.1 million for the six months ended June 30, 2013 compared to $22.3 million for the six months ended June 30, 2012, due to the Sealy Acquisition.

Cash flow from financing activities was $1,124.1 million for the six months ended June 30, 2013 compared to cash flow used of $38.7 million for the same period in 2012. This increase is primarily due to funding of the Senior Notes and 2012 Credit Agreement in conjunction with the close of the Sealy Acquisition, partially offset by the payoff of the outstanding balance of the 2011 Credit Facility and refinance and repayment of certain portions of the 2012 Credit Agreement.

Capital Expenditures

Capital expenditures totaled $19.3 million for the six months ended June 30, 2013 and $20.6 million for the six months ended June 30, 2012. We currently expect our 2013 capital expenditures to be approximately $60.0 million, and relate to continued strategic investments which we believe will support our future plans.

Non-GAAP Financial Information

We provide information regarding earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted EBITDA, consolidated funded debt less qualified cash, adjusted net income and adjusted earnings per share, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. A reconciliation of our adjusted earnings per share is provided below. We believe that the use of this non-GAAP financial measure provides investors with additional useful information with respect to the impact of transaction and integration costs, and interest expense incurred related to the Sealy Acquisition. A reconciliation of our net income to EBITDA and adjusted EBITDA and a reconciliation of total debt to consolidated funded debt are also provided below. We believe the use of these non-GAAP financial measures provides investors with additional useful information with respect to our debt agreements and our compliance with the related debt covenants.

Reconciliation of net loss to adjusted net income

The following table sets forth the reconciliation of the our reported GAAP net loss for the three months ended June 30, 2013 to the calculation of adjusted net income for the three months ended June 30, 2013:

(in millions, except per share amounts)	Three Months Ended June 30, 2013
GAAP net loss	$(1.6)
Plus:
Transaction costs, net of tax (1)	3.7
Integration costs, net of tax (1)	4.5
Long term debt refinance, net of tax (2)	6.0
Inventory step-up, net of tax (3)	3.1
Adjustment of taxes to normalized rate (4)	6.6
Adjusted net income	$22.3

GAAP earnings per share, diluted	$(0.03)
Transaction costs, net of tax (1)	0.06
Integration costs, net of tax (1)	0.07
Long term debt refinance, net of tax (2)	0.10
Inventory step-up, net of tax (3)	0.05
Adjustment of taxes to normalize rate (4)	0.11
Adjusted earnings per share, diluted	$0.36

Diluted shares outstanding	61.6

(1)	Transaction and integration represent costs related to the Sealy Acquisition, including legal, professional fees and costs to align the businesses.
(2)	Refinance costs represents the interest and fees incurred in connection with the refinancing of the Term B Facility which occurred in May 2013.
(3)	Inventory step-up represents $7.7 million in cost of sales associated with the revaluation of finished goods inventory related to the purchase price allocation.
(4)	Adjustment of taxes to normalized rate represents adjustments associated with the repatriation of foreign earnings utilized in connection with the Sealy Acquisition and the tax impacts of transaction costs related to the Sealy Acquisition and related financings.

Debt Service

Our long-term debt increased to $1,903.3 million as of June 30, 2013 from $1,025.0 million as of December 31, 2012. Our long-term debt as of December 31, 2012 included $375.0 million of Senior Notes issued in December 2012 to finance a portion of the cost of the Sealy Acquisition. The increase in long-term debt is due to funding of the 2012 Credit Agreement in conjunction with the closing of the Sealy Acquisition, partially offset by the payoff of the remaining balance under the 2011 Credit Facility. After giving effect to $165.0 million in borrowings under the revolver portion of the 2012 Credit Agreement and letters of credit outstanding of $18.4 million, total availability under the revolver was $166.6 million as of June 30, 2013. Refer to Note 4, “Long-term debt”, in our Condensed Consolidated Financial Statements included in Part I, Item I for further discussion of our debt.

As of June 30, 2013, we are in compliance with all the financial covenants in our debt agreements. The table below sets forth the calculation of our compliance with the covenant in the 2012 Credit Agreement that requires that we maintain a ratio of less than 5.5 times of consolidated funded debt less qualified cash to adjusted EBITDA through September 30, 2013.  From October 1, 2013 through December 31, 2013 the covenant in the 2012 Credit Agreement requires that we maintain a ratio not greater than 5.25 times for consolidated funded debt less qualified cash to adjusted EBITDA. Both consolidated funded debt and adjusted EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Reconciliation of net income to EBITDA and adjusted EBITDA

The following table sets forth a mathematical combination related to the calculation of adjusted EBITDA in accordance with the 2012 Credit Agreement. The following table provides useful information about how the 2012 Credit Agreement treats adjusted EBITDA for the period prior to the completion of the Sealy Acquisition, and sets forth a calculation of the Company’s reported net income to the calculation of EBITDA and adjusted EBITDA for the twelve months ended June 30, 2013:

(in millions)	Combined (1)
EBITDA
GAAP net income (loss)	$25.3
Interest expense	141.2
Income taxes	93.6
Depreciation & amortization	77.9
EBITDA	$338.0

Adjustments for financial covenants:
Transaction costs(1)	35.1
Integration costs(1)	9.0
Refinancing charges(2)	3.2
Non-cash compensation(3)	4.9
Restructuring and impairment related charges(4)	8.5
Discontinued operations(5)	4.5
Other(6)	9.8
Adjusted EBITDA	$413.0

(1)	Transaction and integration represent costs related to the Sealy Acquisition, including legal, professional fees and costs to align the businesses.
(2)	Refinancing charges represent costs associated with debt refinanced by Sealy prior to the Sealy Acquisition.
(3)	Non-cash compensation represents costs associated with various share-based awards.
(4)	Restructuring and impairment represent costs related to restructuring the Tempur Sealy business and asset impairment costs recognized by Sealy prior to the Sealy Acquisition.
(5)	Discontinued operations represent losses from Sealy’s divested operations prior to the Sealy Acquisition.
(6)	Other represents $7.7 million in cost of sales associated with the revaluation of finished goods inventory related to the purchase price allocation and various immaterial costs.

This information is presented solely for the purpose of providing information to investors regarding our compliance with certain financial covenants in our 2012 Credit Agreement that are based on adjusted EBITDA. This information does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information, and does not reflect future events that may occur after June 30, 2013 or any operating efficiencies or inefficiencies that may result from the Sealy Acquisition and related financing. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that we will experience going forward.

(1) Combined includes the mathematical combination of our historical financial results for the twelve months ended June 30, 2013 and Sealy’s historical financial results for the pre-acquisition period from May 28, 2012 through March 3, 2013. Results for Sealy for periods prior to the Sealy Acquisition do not give effect to any purchase accounting considerations.

Reconciliation of long-term debt to consolidated funded debt less qualified cash

The following table sets forth the reconciliation of our reported debt to the calculation of consolidated funded debt and ratio of the consolidated funded debt less qualified cash to adjusted EBITDA as of June 30, 2013:

As of
(in millions)	June 30, 2013

GAAP basis debt	$1,942.7
Plus:
Letters of credit outstanding	18.4
Consolidated funded debt	1,961.1
Less:
Domestic qualified cash	$38.0
Foreign qualified cash	38.0
Consolidated funded debt less qualified cash (1)	$1,885.1

(1)	Qualified cash as defined in the credit agreement equals 100.0% unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Calculation of consolidated funded debt less qualified cash to adjusted EBITDA

The following table calculates our consolidated funded debt less qualified cash to adjusted EBITDA as of June 30, 2013:

As of
($ in millions)	June 30, 2013

Consolidated funded debt less qualified cash	$1,885.1
Adjusted EBITDA	413.0
4.6 times (1)

(1)	The ratio of consolidated long-term debt to adjusted EBITDA was 4.6 times, within our covenant, which requires this ratio be less than 5.5 times from March 18, 2013 through September 30, 2013, and less than 5.25 times from October 1, 2013 through December 31, 2013.

Future Liquidity Sources and Requirements

Our primary sources of liquidity are cash flow from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of June 30, 2013, we had $1,903.3 million in total long-term debt outstanding, and our stockholders’ equity was $26.8 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings is expected to be approximately $71.9 million in 2013. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes.

In connection with the income tax assessments from the Danish Tax Authority (“SKAT”) with respect to the tax years 2001 through 2007 relating to the royalty paid by one of Tempur Sealy International’s U.S. Subsidiaries, we could be required by SKAT to post a cash deposit or other security for taxes assessed in an amount to be negotiated, up to the full amount of the claim, which could impact or reduce our liquidity and profitability. We expect to reach conclusion on the cash deposit or security required, if any, during 2013. Refer to Note 13, “Income Taxes” in our Condensed Consolidated Financial Statements included elsewhere in this report for further discussion of the matter.

We currently have 8.0% Sealy Notes with a fair value of $96.2 million outstanding plus $1.1 million of accreted discount through non cash interest expense at June 30, 2013.  Holders of the 8.0% Sealy Notes may choose to convert to cash the amount outstanding at their discretion prior to maturity. Upon conversion prior to maturity, we would be required to pay the holders within 3 business days after the receipt of the notice of conversion. The conversion of the 8.0% Sealy Notes prior to maturity could have a significant impact on our liquidity.

During the second quarter of 2013, we received $92.7 million in funds from an escrow receivable related to that portion of the 8.0% Sealy Notes which were not converted during the Make-Whole Period, which ended April 12, 2013. We used these funds to reduce our outstanding debt under the 2012 Credit Agreement.

We improved our capital structure in the second quarter of 2013 by repricing the Term B Facility of our 2012 Credit Agreement. Additionally, we made a prepayment of $125.0 million on the Term B Facility. Because a smaller amount of 8.0% Sealy Notes were converted than originally anticipated, we require less debt under our 2012 Credit Agreement than we had originally anticipated when we arranged the financing for the Sealy Acquisition. In addition, the current favorable interest rate environment provided us with an attractive opportunity to reprice the Term A Facility of our 2012 Credit Agreement, which was completed in July 2013. We believe that these repricings and the lower debt levels will reduce our estimated annual interest expense.  We expect that the fees associated with these repricings will have a payback period of less than one year.

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

At June 30, 2013, total cash and cash equivalents was $101.4 million, of which $38.0 million was held in the U.S. and $63.4 million was held by subsidiaries outside of the U.S. The Company repatriated $130.0 million of foreign cash during the three months ended June 30, 2013. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position. At June 30, 2013, the tax basis of the Company’s investment in its foreign subsidiaries exceeds the Company’s book basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.

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

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at June 30, 2013, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.1 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

We are exposed to changes in interest rates. Our 2012 Credit Agreement has a variable rate component. On August 8, 2011, we entered into a new four-year interest rate swap agreement to manage interest costs and the risk of changing interest rates associated with a portion of the borrowings outstanding under our senior credit facility. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 1.25% on $250.0 million of the outstanding balance as of June 30, 2013 under our 2012 Credit Agreement, with the outstanding balance declining over time. The interest rate swap expires on December 30, 2015. The Company selects the LIBOR-based rate on the hedged portion of our 2012 Credit Agreement during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period.

Interest rate changes impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On June 30, 2013, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $1,528.3 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $12.8 million.

ITEM 4.	CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

See Note 12, “Commitments and Contingencies”, in the “Notes to Condensed Consolidated Financial Statements,” in ITEM 1 under Part I of this report for a full description of our legal proceedings.

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

Set forth below are descriptions of certain risks relating to our business.

We are subject to fluctuations in the cost of raw materials, and increases in these costs would reduce our liquidity and profitability.

The bedding industry has been challenged by volatility in the price of petroleum-based and steel products, which affects the cost of polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the exporting of these raw materials outside of the U.S. due to the weakened dollar and other forces beyond our control. Certain raw materials that we purchase for production are chemicals and proprietary additives, which are influenced by oil prices. The price and availability of these raw materials are subject to market conditions affecting supply and demand. We experienced increases in the price of certain raw materials during the three months ended June 30, 2013, and we expect to encounter inflationary costs for certain raw materials for the remainder of 2013. Given the significance of the cost of these materials to our Sealy products, volatility in the prices of the underlying commodities can significantly affect profitability. To the extent we are unable to absorb higher costs, or pass any such higher costs to our customers, our gross profit margin could be negatively affected, which could result in a decrease in our liquidity and profitability.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) On June 28, 2013, in connection with the Merger and as part of an internal reorganization of the ownership of various subsidiaries, the Company issued 0.3 million shares of common stock, par value $0.01 per share, from its treasury account to Tempur Holdings B.V., a wholly owned subsidiary of the Company, for $46.49 per share (the closing price of the Company’s stock on March 20, 2013). The issuance of these shares was contemplated in the purchase transaction dated March 12, 2013 to conform the total purchase price of the original 9.7 million shares sold to Tempur Holdings B.V. to the valuation of the subsidiaries whose ownership changed pursuant to the internal reorganization. The total adjusted aggregate number of shares sold and the purchase price of such shares are 10.0 million shares and $465.2 million, respectively. There were no underwriting discounts or commissions. Because the shares issued in the internal reorganization will be owned by a wholly owned subsidiary of the Tempur Pedic International, there will be no change to the Company’s fully diluted share count.

In connection with the issuance, the Company relied on Section 4(2) of the Securities Act of 1933, as amended, as the exemption from registration of the securities. No advertising or general solicitation was employed in offering the securities and the securities were issued to a wholly-owned subsidiary.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

3.1		Amendment to Certificate of Incorporation of Tempur-Pedic International Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 24, 2013) (1)

3.2		Fifth Amended and Restated By-laws of Tempur Sealy International, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on May 24, 2013) (1)

10.1
Amendment No. 1, dated as of March 13, 2013, to that certain Credit Agreement, dated as of December 12, 2012 (filed as Exhibit 10.6 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-189063) as filed on July 12, 2013) (1)

10.2
Amendment No. 2, dated as of May 16, 2013, to that certain Credit Agreement, dated as of December 12, 2012 (filed as Exhibit 10.7 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-189063) as filed on July 12, 2013) (1)

10.3		Tempur-Pedic International Inc. 2013 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-31922) as filed on April 12, 2013) (1) (2)

10.4
Employment and Retention Agreement entered into July 2, 2013 between Sealy Corporation and Lawrence J. Rogers and, for certain purposes, Tempur-Pedic International Inc., with and Effective Date of March 18, 2013 (2)

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

101
The following materials from Tempur-Pedic International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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

TEMPUR-PEDIC INTERNATIONAL INC.

Date: August 2, 2013	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer