Form 10-Q
period 2013-09-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2013-11-08
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2013 was 60,485,184 shares.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. There are important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this report, including the risk factors discussed under the heading “Risk Factors” under ITEM IA of Part II of this report and under the heading “Risk Factors” under ITEM 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2012 and under the heading “Risk Factors” under ITEM IA of Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per common share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$735.5	$347.9	$1,786.2	$1,061.8
Cost of sales	436.8	176.8	1,044.2	517.8
Gross profit	298.7	171.1	742.0	544.0
Selling and marketing expenses	150.9	76.2	377.1	243.2
General, administrative and other expenses	71.9	31.5	206.9	103.8
Equity income in earnings of unconsolidated affiliates	(1.2)	—	(2.5)	—
Royalty income, net of royalty expense	(4.1)	—	(9.2)	—
Operating income	81.2	63.4	169.7	197.0

Other expense, net:
Interest expense, net	24.6	4.8	88.2	13.0
Other expense (income), net	0.9	(0.4)	4.0	(0.4)
Total other expense	25.5	4.4	92.2	12.6

Income before income taxes	55.7	59.0	77.5	184.4
Income tax provision	(15.5)	(61.0)	(26.9)	(101.1)
Net income (loss) before non-controlling interest	40.2	(2.0)	50.6	83.3
Less: Net (loss) attributable to non-controlling interest	—	—	(0.5)	—
Net income (loss) attributable to Tempur Sealy International, Inc.	$40.2	$(2.0)	$51.1	$83.3

Earnings (loss) per common share:
Basic	$0.66	$(0.03)	$0.85	$1.34
Diluted	$0.65	$(0.03)	$0.83	$1.31
Weighted average common shares outstanding:
Basic	60.5	59.6	60.3	62.1
Diluted	61.6	59.6	61.6	63.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) including non-controlling interest	$40.2	$(2.0)	$50.6	$83.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9.4	5.5	(8.3)	1.0
Net change in unrecognized gain (loss) on interest rate swap	—	(0.5)	1.1	(1.4)
Other comprehensive income, net of tax	9.4	5.0	(7.2)	(0.4)
Comprehensive income	49.6	3.0	43.4	82.9
Less: Comprehensive loss attributable to non-controlling interest	—	—	(0.5)	—
Comprehensive income attributable to Tempur Sealy International, Inc.	$49.6	$3.0	$43.9	$82.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$126.6	$179.3
Accounts receivable, net	349.3	129.8
Inventories, net	182.8	93.0
Receivable from escrow	—	375.0
Prepaid expenses and other current assets	52.7	41.4
Deferred income taxes	39.2	2.6
Total Current Assets	750.6	821.1
Property, plant and equipment, net	411.6	186.0
Goodwill	756.4	216.1
Other intangible assets, net	758.2	63.1
Deferred income taxes	9.7	10.4
Other non-current assets	75.0	16.3
Total Assets	$2,761.5	$1,313.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$181.7	$85.8
Accrued expenses and other current liabilities	220.4	81.4
Deferred income taxes	0.5	26.5
Income taxes payable	33.0	15.5
Current portion of long-term debt	39.7	—
Total Current Liabilities	475.3	209.2
Long-term debt	1,820.4	1,025.0
Deferred income taxes	287.2	31.4
Other non-current liabilities	85.2	25.1
Total Liabilities	2,668.1	1,290.7

Commitments and contingencies—see Note 12

Redeemable non-controlling interest	10.9	—

Total Stockholders’ Equity	82.5	22.3
Total Liabilities and Stockholders’ Equity	$2,761.5	$1,313.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$50.6	$83.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.5	26.9
Amortization of stock-based compensation	13.8	3.7
Amortization of deferred financing costs	5.0	1.0
Write-off of deferred financing costs	4.7	—
Bad debt expense	0.1	1.7
Deferred income taxes	(56.4)	36.6
Equity income in earnings of unconsolidated affiliates	(2.3)	—
Non cash interest expense on convertible notes	2.4	—
Loss on sale of assets	0.6	—
Foreign currency adjustments and other	—	1.6
Changes in operating assets and liabilities	33.8	(1.2)
Net cash provided by operating activities	104.8	153.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(1,172.9)	(3.9)
Purchases of property, plant and equipment	(28.4)	(38.4)
Other	0.9	—
Net cash used in investing activities	(1,200.4)	(42.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	2,917.6	—
Repayments of 2012 Credit Agreement	(1,559.1)	—
Proceeds from issuance of Senior Notes	375.0	—
Proceeds from 2011 Credit Facility	46.5	284.5
Repayments of 2011 Credit Facility	(696.5)	(220.0)
Proceeds from issuance of common stock	6.0	10.6
Excess tax benefit from stock based compensation	3.7	9.7
Treasury shares repurchased	—	(152.6)
Payments of deferred financing costs	(52.0)	(0.1)
Other	(0.7)	(2.5)
Net cash provided by (used in) financing activities	1,040.5	(70.4)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2.4	(0.6)
(Decrease) increase in cash and cash equivalents	(52.7)	40.3
CASH AND CASH EQUIVALENTS, beginning of period	179.3	111.4
CASH AND CASH EQUIVALENTS, end of period	$126.6	$151.7

Supplemental cash flow information:
Cash paid during the period for:
Interest	$65.9	$11.9
Income taxes, net of refunds	$33.1	$56.6
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

The Company develops, manufactures, markets and sells bedding products, which include mattresses, foundations and adjustable bases, and other products, which include pillows and other accessories. The Company also derives income from royalties by licensing Sealy® brands, technology and trademarks to other manufacturers. Additionally, the Company participates in several joint ventures in the Asia Pacific region as well as a joint venture in the U.S. with Comfort Revolution International, LLC ("Comfort Revolution"), a distributor and manufacturer of specialty foam and gel bedding products. The Company sells its products through three sales channels: Retail, Direct and Other.

On March 18, 2013, the Company completed the acquisition of Sealy Corporation  and its historical subsidiaries (“Sealy”), which manufactures and markets a broad range of mattresses and foundations under the Sealy®, Sealy Posturepedic®, Optimum TM and Stearns & Foster® brands. The Company’s acquisition of Sealy is more fully described in Note 2, “Business Combination”. The results of operations for Sealy are reported within the Company’s Sealy reportable segment and includes results from March 18, 2013 to September 30, 2013 in the Company’s results for the nine months ended September 30, 2013. In connection with the acquisition, the Company borrowed $1,900.0 million in aggregate principal to fund the purchase price and to repay all outstanding borrowings under the 2011 Credit Facility, which is described in Note 4, “Debt”.

As a result of the acquisition, the Company’s Condensed Consolidated Financial Statements include the results of Comfort Revolution, a 45.0% owned joint venture. Comfort Revolution constitutes a variable interest entity for which the Company is considered to be the primary beneficiary due to the Company's disproportionate share of the economic risk associated with its equity contribution, debt financing and other factors that were considered in the related-party analysis surrounding the identification of the primary beneficiary. Comfort Revolution is not material to the Company’s Condensed Consolidated Financial Statements.

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

(b) Reclassifications. The Company reclassified certain accrued expenses and other current liabilities to other non-current liabilities in the first quarter to conform to the 2013 presentation of the Condensed Consolidated Financial Statements. This change does not materially impact previously reported subtotals within the Condensed Consolidated Financial Statements for any previous period presented.

(c) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

(in millions)	September 30,	December 31,
	2013	2012
Finished goods	$118.9	$68.5
Work-in-process	10.8	7.9
Raw materials and supplies	53.1	16.6
	$182.8	$93.0

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

The Company had the following activity for sales returns from December 31, 2012 to September 30, 2013:

(in millions)
Balance as of December 31, 2012	$5.1
Amounts accrued	74.0
Liabilities assumed as result of acquisition	19.9
Returns charged to accrual	(70.5)
Balance as of September 30, 2013	$28.5

(e) Warranties. The Company provides warranties on certain products, which vary based by segment, product and brand. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized. Estimates of warranty expenses are based primarily on historical claim experience and product testing.

The following summarizes the Company’s warranty terms:

Segment	Product/Brand	Warranty Term (in years)
Tempur North America	Mattresses	25, prorated (1)
Tempur North America	Pillows	3
Tempur International	Mattresses	15, prorated (1)
Tempur International	Pillows	3
Sealy	Mattresses	10 - 25, prorated(2)

(1)	The last 10 years of warranty period are prorated on a straight-line basis.

(2)	Products have various warranty terms, generally non-prorated for the first 10 to 15 years and then prorated for the balance of the warranty term.

The Company had the following activity for warranties from December 31, 2012 to September 30, 2013:

(in millions)
Balance as of December 31, 2012	$4.8
Amounts accrued	15.6
Liabilities assumed as a result of acquisition	21.4
Warranties charged to accrual	(15.2)
Balance as of September 30, 2013	$26.6

As of September 30, 2013 and December 31, 2012, $16.3 million and $1.9 million are included as a component of accrued expenses and other current liabilities and $10.3 million and $2.9 million are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty costs by segment in determining its estimate of future warranty obligations. As as a result of adjustments to the preliminary allocation of the purchase price related to the acquisition of Sealy, the Company increased the liabilities assumed as a result of acquisition.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions. It also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $20.9 million and $8.2 million as of September 30, 2013 and December 31, 2012, respectively.

(g) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and included in general, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income. Research and development costs charged to expense were $5.4 million and $3.9 million for the three months ended September 30, 2013 and 2012, respectively. Research and development costs charged to expense were $14.8 million and $11.1 million for the nine months ended September 30, 2013 and 2012, respectively.

(h) Royalty Income and Expense. The Company recognizes royalty income based on sales of Sealy® and Stearns & Foster® branded products by various licensees. The Company also pays royalties to other entities for the use of their names on products produced by the Company. These amounts are not material for the three and nine months ended September 30, 2013.

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

(j) Pension Obligations. The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at four of its active Sealy plants and eight previously closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(2) Business Combination

On March 18, 2013, the Company completed the acquisition of Sealy (“Sealy Acquisition”). Pursuant to the merger agreement, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the Sealy Acquisition was cancelled and (other than shares held by Sealy or Tempur-Pedic or their subsidiaries or Sealy stockholders who properly exercised their appraisal rights) converted into the right to receive $2.20 in cash. The total purchase price was $1,172.9 million, which was funded using available cash and financing consisting of the Company’s 2012 Credit Agreement and Senior Notes (see Note 4, “Debt” for the definition of these terms and further discussion). The purchase price of Sealy consisted of the following items:

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

The Company incurred $1.2 million and $18.4 million of direct transaction costs for the three and nine months ended September 30, 2013, respectively. These costs are included in general, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income. In addition, the Company incurred $19.9 million of incremental interest expense for the nine months ended September 30, 2013, which includes interest and other fees on the Senior Notes and the 2012 Credit Agreement for the period prior to March 18, 2013, commitment fees associated with financing for the closing of the Sealy Acquisition, and the write off of deferred financing costs associated with the 2011 Credit Facility.

Sealy, headquartered in Trinity, North Carolina, owns one of the largest portfolios of bedding brands in the world, and manufactures and markets a complete line of bedding products under the Sealy®, Sealy Posturepedic®, OptimumTM and Stearns & Foster® brands. The results of operations of Sealy and Sealy’s historical subsidiaries are reported within the Company’s Sealy reportable segment.

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

(in millions)
Accounts receivable	$186.1
Inventory	75.1
Prepaid expenses and other current assets	39.3
Accounts payable	(77.9)
Accrued expenses	(134.2)
Property, plant and equipment	242.3
Other assets	36.9
Identifiable intangible assets:
Indefinite-lived trade names	521.2
Contractual retailer/distributer relationships	91.1
Developed technology, including patents	87.1
Customer databases	3.9
Optimum™ trade name	2.3
Deferred income taxes, net	(246.9)
Sealy 8.0% Notes	(96.2)
Redeemable non-controlling interest	(11.3)
Other liabilities	(87.1)
Goodwill	541.2
Net consideration transferred	$1,172.9

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

The indefinite-lived trade names represent Sealy brand names as marketed through Sealy®, Sealy Posturepedic® and Stearns & Foster® brands. The Company applied the income approach through an excess earnings analysis to determine the preliminary fair value of the trade name assets.

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

The Company is amortizing the identifiable intangible assets, other than the indefinite-lived trade name, on a straight-line basis over the weighted average lives ranging from 5 to 15 years.

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

The Company estimated the preliminary fair value of the acquired property, plant and equipment using a combination of the cost and market approaches, depending on the component. The preliminary fair value of property, plant and equipment consisted of real property of $101.0 million and personal property of $141.3 million.

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

The following unaudited pro forma information presents the combined financial results for the Company and Sealy as if the Sealy Acquisition had been completed at the beginning of the Company’s prior year, January 1, 2012. Prior to the Sealy Acquisition, Sealy used a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. Accordingly,  the pro forma information set forth below for the three months ended September 30, 2012 includes Sealy’s pro forma information for the quarterly period May 28, 2012 through August 26, 2012. The pro forma financial information set forth below for the nine months ended September 30, 2013 includes Sealy’s pro forma information for the combined nine month period from December 3, 2012 through March 3, 2013 and April 1, 2013 through September 29, 2013 and the nine month period November 28, 2011 through August 26, 2012, respectively.

(in millions, except earnings per common share)	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2013	2012
Net sales	$713.4	$2,079.1	$2,051.6
Net (loss) income	$(1.8)	$62.7	$52.5
(Loss) earnings from continuing operations per common share – Diluted	$(0.03)	$1.02	$0.86

The information above does not include the pro forma adjustments that would be required under Regulation  S-X for pro forma financial information, and does not reflect future events that may occur after September 30, 2013 or any  operating efficiencies or inefficiencies that may result from the Sealy Acquisition and related financing. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(3) Goodwill and Other intangible assets

During the nine months ending September 30, 2013, the Company’s goodwill increased by approximately $541.2 million related to the Sealy Acquisition. This amount is subject to change based upon the finalization of the allocation of the consideration transferred to the assets acquired and liabilities assumed related to Sealy.

The following summarizes changes to the Company’s goodwill, by reportable business segment:

(in millions)	Total	Tempur North America	Tempur International	Sealy
Balance as of December 31, 2012	$216.1	$108.9	$107.2	$—
Goodwill resulting from acquisitions	541.2	—	—	541.2
Foreign currency translation adjustments	(0.9)	(0.6)	(0.3)	—
Balance as of September 30, 2013	$756.4	$108.3	$106.9	$541.2

The following table summarizes information relating to the Company’s other intangible assets, net:

($ in millions)
		September 30, 2013			December 31, 2012
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade name		$575.5	$—	$575.5	$55.0	$—	$55.0
Amortized intangible assets:
Contractual distributor relationships	15	$90.7	$3.3	$87.4	$—	$—	$—
Technology	10	90.1	20.0	70.1	16.0	16.0	—
Patents, other trademarks, & other trade names	5-20	29.7	11.5	18.2	12.9	9.9	3.0
Customer database	5	8.7	5.2	3.5	4.9	4.9	—
Foam formula	10	3.7	3.7	—	3.7	3.7	—
Reacquired rights	3	5.6	5.6	—	5.8	5.3	0.5
Customer relationships	5	6.7	3.2	3.5	6.7	2.1	4.6
Total		$810.7	$52.5	$758.2	$105.0	$41.9	$63.1

Amortization expense relating to intangible assets for the Company was $4.3 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively. Amortization expense relating to intangible assets for the Company was $10.5 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively.  No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any historical period.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(4) Debt

Debt. Debt for the Company consists of the following:

(in millions)	September 30, 2013	December 31, 2012
Debt:
$375.0 million Senior Notes, interest at 6.875%, due December 15, 2020	$375.0	$375.0
Revolving credit facility, interest at Base Rate plus applicable margin, 2.25% or LIBOR plus applicable margin, 3.25% as of September 30, 2013, commitment through and due March 18, 2018	90.0	—
Term A Facility, interest at Base Rate plus applicable margin 1.5%, or LIBOR plus applicable margin, 2.5% as of September 30, 2013, commitment through and due March 18, 2018	529.4	—
Term B Facility, interest at Base Rate plus applicable margin 1.75%, or LIBOR plus applicable margin, 2.75% as of September 30, 2013, commitment through and due March 18, 2020	739.1	—
8.0% Sealy Notes, due July 15, 2016	98.4	—
Capital lease obligations and other	28.2	—
2011 Domestic long-term revolving credit facility payable to lenders, interest at Base Rate or LIBOR plus applicable margin (2.05% as of December 31, 2012), extinguished as of March 18, 2013	—	650.0
	$1,860.1	$1,025.0
Less current portion	(39.7)	—
	$1,820.4	$1,025.0

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

Also in conjunction with the issuance and sale of the Senior Notes, Tempur Sealy International and the Guarantors agreed through a Registration Rights Agreement to exchange the Senior Notes for a new issue of substantially identical senior notes registered under the Securities Act. Tempur Sealy International and the Guarantors would have been required to pay additional interest if the Senior Notes were not registered within the time periods specified within the Registration Rights Agreement. Tempur Sealy International filed a registration statement on Form S-4 on July 12, 2013 in connection with the registration of the Senior Notes, and the registration statement was declared effective by Securities and Exchange Commission on July 26, 2013, which was within the specified time period.

As a result of the Company’s issuance of the Senior Notes, $8.3 million of deferred financing costs were capitalized and are being amortized over seven years using the effective interest method.

2012 Credit Agreement

On December 12, 2012, Tempur Sealy International and certain subsidiaries of Tempur Sealy International as borrowers and guarantors, entered into a credit agreement (the “2012 Credit Agreement”) with a syndicate of banks. The 2012 Credit Agreement initially provided for (i) a revolving credit facility of $350.0 million (the “Revolver”), (ii) a term A facility of $550.0 million (the “Term A Facility”) and (iii) a term B facility of $870.0 million (the “Term B Facility”). The Revolver includes a sublimit for letters of credit and swingline loans, subject to certain conditions and limits. The Revolver and the Term A Facility will mature on March 18, 2018 and the Term B Facility will mature on March 18, 2020. The Revolver, the Term A Facility and the Term B Facility closed and funded in connection with the Sealy Acquisition on March 18, 2013. In the first and second quarters of 2013, the outstanding balance of the Term A Facility and the Term B Facility were reduced by regularly scheduled payments. Additionally, on May 16, 2013, the outstanding balance of the Term B Facility was reduced by a voluntary prepayment of $125.0 million. After giving effect to $90.0 million in borrowings under the revolver portion of the 2012 Credit Agreement and letters of credit outstanding of $22.4 million, total availability under the revolver was $237.6 million as of September 30, 2013.

Borrowings under the 2012 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the other borrowers, at either (i) LIBOR plus the applicable margin or (ii) Base Rate plus the applicable margin. For the Revolver and the Term A Facility, (a) the initial applicable margin for LIBOR advances was 3.00% per annum and the initial applicable margin for Base Rate advances was 2.00% per annum, and (b) thereafter following the delivery of financial statements for the first full fiscal quarter after closing, such applicable margins will be determined by a pricing grid based on the consolidated total net leverage ratio of the Company. The Term B Facility was initially subject to a LIBOR floor of 1.0%. The applicable margin was initially 4.00% per annum for LIBOR advances and 3.00% per annum for Base Rate advances. On May 16, 2013, the applicable margin on the Term B Facility was reduced to 3.00% per annum and the LIBOR floor was reduced by 0.75% until maturity. On July 11, 2013, the applicable margin on the Term A Facility was reduced by 0.75% for each pricing level on the pricing grid based on the consolidated total net leverage ratio of the Company.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Obligations under the 2012 Credit Agreement are guaranteed by Tempur Sealy International’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions; and the 2012 Credit Agreement is secured by a security interest in substantially all Tempur Sealy International’s and the other borrowers’ domestic assets and the domestic assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by a subsidiary guarantor. The 2012 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio and maintenance of a maximum consolidated total net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and short-term other debt. The Company is allowed to exclude 100.0% of the domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of September 30, 2013, domestic qualified cash was $62.0 million and foreign qualified cash was $38.8 million.

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

Tempur Sealy International is required to pay a commitment fee on the unused portion of the Revolver, which initially is 0.50% per annum and which steps down to 0.375% per annum if the consolidated total net leverage ratio is less than or equal to 3.50:1.00. Such unused commitment fee is payable quarterly in arrears and on the date of termination or expiration of the commitments under the Revolver. Tempur Sealy International and the other borrowers also pay customary letter of credit issuance and other fees under the 2012 Credit Agreement.

The Company is in compliance with all applicable covenants at September 30, 2013.

8.0% Sealy Notes

In conjunction with the Sealy Acquisition, Sealy’s obligations under its 8.0% Sealy Notes were amended. As a result of the Sealy Acquisition, the 8.0% Sealy Notes became convertible solely into cash, in an amount that declined slightly every day during the Make-Whole Period (as defined under the Supplemental Indenture governing the  8.0% Sealy Notes) that followed the Sealy Acquisition, and then became fixed thereafter. The Make-Whole Period effectively expired on April 12, 2013. As of April 12, 2013, approximately 83.0% of all the 8.0% Sealy Notes outstanding prior to the Sealy Acquisition were converted into cash and paid to the holders. Holders of the 8.0% Sealy Notes who converted on March 19, 2013 received approximately $2,325.43 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The holders of the 8.0% Sealy Notes who convert after April 12, 2013 will receive $2,200 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The Company calculated the preliminary fair value of the remaining 8.0% Sealy Notes as part of its preliminary purchase price allocation by first calculating the future payout of the remaining 17.0% aggregate principal amount of the 8.0% Sealy Notes still outstanding and the cumulative semi-annual interest payments at the July 15, 2016 maturity, and then calculated the present value using a market discount rate, which resulted in a fair value of $96.2 million at the date of the opening balance sheet. As of September 30, 2013, the fair value of the 8.0% Sealy Notes are $98.6 million, which includes $2.4 million of accreted discount. The discount is accreted through non-cash interest expense over the life of the 8.0% Sealy Notes using the effective interest method. As of September 30, 2013, the 8.0% Sealy Notes had a carrying value of $98.4 million, which includes $2.4 million of accreted discount less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion.

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

Capital Leases

As a result of the Sealy Acquisition, the Company is party to capital leases and has recorded the preliminary fair value of the obligation on its condensed balance sheet as of March 18, 2013, the acquisition date. The approximate remaining life of the leases is 10 years.

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

Deferred Financing Costs

As a result of the Company’s issuance of the Senior Notes and in conjunction with entering into the 2012 Credit Agreement, $54.3 million of deferred financing costs were capitalized and will be amortized as interest expense over the respective debt instrument period, ranging from five to eight years, using the effective interest method.

In conjunction with the repayment of all outstanding borrowings on the 2011 Credit Facility, the Company wrote off the associated $4.7 million of deferred financing costs.

Deferred financing costs are recorded within other non-current assets in the accompanying Condensed Consolidated Balance Sheets and interest expense, net in the accompanying Condensed Consolidated Statements of Income.

Interest Rate Swap

On August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with variable portions of the Company’s debt outstanding. Refer to Note 7, “Derivative Financial Instruments,” for additional information regarding the Company’s interest rate swap.
(5) Unconsolidated Affiliate Companies

The Company has ownership interests in a group of joint ventures to develop markets for Sealy® branded products in the Asia-Pacific region. The Company’s ownership interest in these joint ventures is 50.0% and they are accounted for under the equity method. The Company’s share of earnings is recorded in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income. The Company’s investment in unconsolidated affiliate companies is recorded in other non-current assets in the accompanying Condensed Consolidated Balance Sheets.
(6) Fair Value Measurements

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three or nine months ended September 30, 2013. At September 30, 2013, the Company had an interest rate swap recorded at fair value. The fair value of the interest rate swap is calculated using standard industry models based on observable forward yield curves. The Company also utilizes foreign currency forward contracts to manage the risk associated with exposures to foreign currency risk related to intercompany debt and associated interest payments. The foreign currency forward contracts are not material to the accompanying Condensed Consolidated Financial Statements. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

(in millions)		Fair Value Measurements at September 30, 2013 Using:
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$2.8	$—	$2.8	$—

(in millions)		Fair Value Measurements at December 31, 2012 Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$4.3	$—	$4.3	$—

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2012 Credit Agreement are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the Senior Notes was approximately $391.9 million at September 30, 2013. The fair value of the Sealy 8.0% Notes was approximately $98.6 million at September 30, 2013.
(7) Derivative Financial Instruments

In the normal course of business, the Company is exposed to certain risks related to fluctuations in interest rates. The Company uses interest rate swaps to manage risks from these market fluctuations. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions. The Company also utilizes foreign currency forward contracts to manage the risk associated with exposures to foreign currency risk related to intercompany debt and associated interest payments and certain accounts receivable. However, these foreign currency forward contracts are not material to the Consolidated Financial Statements.

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

As of September 30, 2013 and December 31, 2012, the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets were recorded as follows:

(in millions)
	Liability Derivatives
	Balance Sheet Location	Fair Value
		September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments
Interest rate swap - current	Accrued expenses and other current liabilities	$1.7	$2.3
Interest rate swap - non-current	Other non-current liabilities	1.1	2.0
		$2.8	$4.3
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
(9) Defined Benefit Plans

As of September 30, 2013, the Company’s liability related to its sponsored defined benefit plans acquired with the Sealy Acquisition was $12.2 million. The net periodic pension cost for the period March 18 through September 30, 2013 was not material.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(10) Other Items

(a) Property, plant and equipment.  Property, plant and equipment, net consisted of the following:

(in millions)
	September 30,	December 31,
	2013	2012
Land and buildings	$263.6	$138.0
Machinery and equipment	259.9	160.9
Computer equipment and software	69.8	52.5
Furniture and fixtures	56.6	40.8
Construction in progress	23.5	17.3
	673.4	409.5
Accumulated depreciation	(261.8)	(223.5)
	$411.6	$186.0

(b) Accrued expenses and other current liabilities. Accrued expenses and other current liabilities consisted of the following:

(in millions)
	September 30,	December 31,
	2013	2012
Wages and Benefits	$54.8	$18.7
Advertising	28.8	10.5
Sales Returns	28.5	5.1
Rebates	18.0	4.1
Warranty	16.3	1.9
Interest	8.7	0.5
Freight	6.3	2.5
Professional Fees	4.6	5.3
Sales and VAT Tax	4.2	7.0
Insurance	3.8	0.9
Other	46.4	24.9
	$220.4	$81.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) Accumulated other comprehensive income. On January 1, 2013, the Company adopted changes issued by the Financial Accounting Standards Board to the reporting of amounts reclassified out of accumulated other comprehensive income. These changes require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. Other than the additional disclosure requirements (as described below), the adoption of these changes had no impact on the accompanying Condensed Consolidated Financial Statements.

The changes in accumulated other comprehensive income by component consisted of the following:

(in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Foreign Currency Translation
Balance at beginning of period	$(22.6)	$(17.7)	$(4.9)	$(13.2)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	9.4	5.5	(8.3)	1.0
Balance at end of period	$(13.2)	$(12.2)	$(13.2)	$(12.2)

Interest Rate Swap
Balance at beginning of period	$(1.6)	$(2.5)	$(2.7)	$(1.6)
Other comprehensive (loss) income:
Net change from period revaluations:	0.8	1.3	4.0	1.4
Tax (expense)(2)	—	(0.5)	(1.1)	(0.5)
Total other comprehensive income before reclassifications, net of tax	$0.8	$0.8	$2.9	$0.9
Net amount reclassified to earnings (3)	(0.8)	(1.6)	(2.4)	(3.2)
Tax benefit (2)	—	0.3	0.6	0.9
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(0.8)	$(1.3)	$(1.8)	$(2.3)
Total other comprehensive (loss) income	—	(0.5)	1.1	(1.4)
Balance at end of period	$(1.6)	$(3.0)	$(1.6)	$(3.0)

(1)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	These amounts were included in the income tax provision on the accompanying Condensed Consolidated Statements of Income.

(3)	This amount was included in interest expense, net on the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(11) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and nine months ended September 30, 2013 included performance-based restricted stock units (“PRSUs”), non-qualified stock options, RSUs and DSUs. A summary of the Company’s stock-based compensation expense is presented below:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
PRSU expense (benefit)	$1.6	$(5.2)	$3.6	$(1.1)
Option expense	2.1	1.0	6.3	3.2
RSU/DSU Expense	1.9	0.5	3.9	1.6
Total stock based compensation expense (benefit)	$5.6	$(3.7)	$13.8	$3.7

A summary of the Company’s PRSU activity and related information for the nine months ended September 30, 2013 is presented below:

(shares in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2012	0.3	$58.52
Granted	0.3	39.34
Vested	—	—
Forfeited	(0.3)	56.92
Awards outstanding at September 30, 2013	0.3	$39.04	$11.0

The maximum number of shares to be awarded under the PRSUs granted during the three and nine months ended September 30, 2013 will be 0.6 million and will vest, if earned, at the end of the two-year performance period ending on December 31, 2014.

During the nine months ended September 30, 2013, PRSUs with an aggregate intrinsic value of $14.9 million were issued from treasury stock following the satisfaction of certain financial metrics over the performance period. The PRSUs were issued from treasury stock at 282.0% of the target award, out of a maximum payout of 300.0%.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2013 is presented below:

(shares in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2012	2.9	$17.00
Granted	0.6	39.71
Forfeited	(0.1)	39.38
Exercised	(0.5)	13.14
Options outstanding at September 30, 2013	2.9	$21.60	6.20	$60.4
Options exercisable at September 30, 2013	2.0	$14.51	4.70	$59.7

The aggregate intrinsic value of options exercised during the three months ended September 30, 2013 and 2012 was $1.1 million and $0.1 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was $13.4 million and $32.2 million, respectively.

A summary of the Company’s RSU and DSU activity and related information for the three and nine months ended September 30, 2013 is presented below:

(shares in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2012	0.2	$32.03
Granted	0.2	45.56
Vested	(0.2)	29.59
Forfeited	—	—
Awards outstanding at September 30, 2013	0.2	$46.98	$9.1

The RSUs granted during the three and nine months ended September 30, 2013 will vest over one to two year periods, varying by the terms of each grant. DSUs granted during the nine months ended September 30, 2013 will vest over one year.

The aggregate intrinsic value of RSUs issued from treasury stock during the nine months ended September 30, 2013 was $6.4 million.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to the PRSUs, options and RSUs/DSUs granted during the nine months ended September 30, 2013 is presented below:

($ in millions)
	September 30, 2013	Weighted Average Remaining Vesting Period (Years)
Unrecognized PRSU expense	$6.3	0.73
Unrecognized stock option expense	6.3	1.39
Unrecognized RSU/DSU expense	4.7	1.01
Total unrecognized stock-based compensation expense	$17.3	1.04
(12) Commitments and Contingencies

(a) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of September 30, 2013 and December 31, 2012.

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

(c) Sealy Mattress Company of JY, Inc., David Hertz, individually, as trustee of, respectively, the Allison Lindsay Hertz Trust, the Samuel Douglas Hertz Trust, the Sydney Lauren Hertz Trust, the U/A DTD 08/21/97 Andrew Michael Marcus Trust, the U/A DTD 08/21/97 Julia Robyn Marcus Trust, and the U/A DTD 08/21/97 James Daniel Marcus Trust, and as executor of the Estate of Walter Hertz, Lisa Marcus, Rose Naiman, Michael Shoobs, and Diane Shoobs, individually and as custodian of the Robert S. Shoobs UTMA NJ v. Sealy Corporation, filed June 27, 2013.  With respect to the Sealy Acquisition, holders of approximately 3.1 million shares of Sealy common stock sent notices to Sealy purporting to exercise their appraisal rights in accordance with the Merger Agreement executed on September 26, 2012. In order to preserve these appraisal rights, any such former stockholder was required to commence an appraisal proceeding in the Delaware courts within 120 days after March 18, 2013. Sealy has expressly reserved its rights to contest that any or all of such notices were not delivered timely or otherwise not in the form required under Delaware law. On June 27, 2013, an appraisal proceeding was commenced in the Delaware Court of Chancery (the “Appraisal Action”).  If the fair value of the Sealy common stock formerly held by the former Sealy stockholders seeking the appraisal is determined to be greater than the $2.20 per share paid pursuant to the Merger Agreement, Sealy would be required to pay such difference, plus interest at the statutory rate, which could impact the Company’s financial condition and  liquidity.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(d) Michael Dodson, Alvin Todd, and Henry and Mary Thompson, individually and on behalf of all others similarly situated, Plaintiffs v. Tempur Sealy International, Inc., formerly known as Tempur-Pedic International, Inc. and Tempur-Pedic North America, LLC, Defendants; filed October 25, 2013

On October 25, 2013, a suit was filed against Tempur Sealy International and one of its domestic subsidiaries in the United States District Court for the Northern District of California, purportedly on behalf of a proposed class of “consumers” as defined by Cal. Civ. Code § 1761(d) who purchased, not for resale, a Tempur-Pedic mattress or pillow in the State of California. The purported class seeks certification of claims under California law. As of the date of the filing of this quarterly report on Form 10-Q, the complaint has not been served on the Company.

The complaint alleges that the Company engaged in unfair business practices, false advertising, and misrepresentations or omissions related to the sale of certain products. The plaintiffs seek restitution, injunctive relief and all other relief allowed under applicable California law, interest, attorneys’ fees and costs. The purported class does not seek damages for physical injuries. The Company believes the case lacks merit and intends to defend against the claims vigorously. This matter is at a very preliminary stage, and the outcome is uncertain. As a result, the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that this matter will not have a material adverse effect on the Company’s financial position or results of operations.

(e) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, and the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2013 for $2.9 million associated with this remediation project.

The Company has also undertaken a remediation of soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Energy and Environmental Protection (“DEEP”) approval of the remediation plan. The Company believes that it has essentially completed its remediation of the site. In 2012, the Company submitted separate closure reports to the Connecticut DEEP for the lower portion of the site and the upper portion of the site.  The Connecticut DEEP approved the Company’s closure report for the upper portion of the site and also gave conditional approval to the Company’s closure report for the lower portion of the site.  The conditional approval for the lower portion closure requires the Company to perform additional water monitoring on the lower portion of the site to demonstrate compliance with applicable standards.  The Company is currently performing that monitoring. The Company has recorded a liability of approximately $0.1 million associated with the completion of the closure of its remediation efforts at the site.The Company believes the contamination is attributable to the manufacturing operations of previous, unrelated, unaffiliated occupants of the facility.

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
(13) Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2013 and 2012 was 27.8% and 103.4%, respectively. The Company’s tax rate for the nine months ended September 30, 2013 and 2012 was 34.7% and 54.8%, respectively. The Company’s income tax rate for the three and nine months ended September 30, 2013 and 2012 differed from the U.S. federal statutory rate of 35.0% principally due to changes in estimates related to the tax cost of the Company’s foreign earnings repatriation, changes in the Company’s uncertain tax positions during the three and nine months ended September 30, 2013, certain foreign tax rate differentials, state and local income taxes, foreign income currently taxable in the U.S., the production activities deduction, certain Sealy Acquisition costs, and certain other permanent differences.

In conjunction with the Sealy Acquisition, in the quarter ended March 31, 2013, the Company repatriated substantially all of its current and accumulated foreign earnings associated with the Tempur North America and Tempur International subsidiaries, in a taxable transaction. The Company had previously tax effected those earnings and at December 31, 2012 had recorded a $48.1 million deferred tax liability on such earnings.  As a result of the Sealy Acquisition, the Company recognized the benefit of certain foreign tax credit attributes associated with Sealy’s foreign subsidiaries’ earnings. These foreign tax credits could not be taken into account in calculating the Company’s tax on the book to tax basis difference of its foreign subsidiaries until the Sealy Acquisition closed.  As a result of the taxable transaction and taking into consideration the application of these foreign tax credits for the three months ended March 31, 2013, the tax recognized on the repatriation transaction was approximately $37.1 million, based on the preliminary allocation of purchase price related to the Sealy Acquisition. Consequently, the Company recorded an $11.0 million tax benefit for the difference between that tax previously accrued on foreign earnings and the current estimate of taxes payable on the repatriation of such earnings. During the three months ended June 30, 2013, the Company adjusted the tax on the repatriation transaction by approximately $5.5 million as a result of further adjustments to the valuation of Sealy’s international business. During the three months ended September 30, 2013, there were no changes in the Company's estimate of the tax due related to the repatriation of the Company's foreign earnings, as described above. Accordingly, the Company has recorded a cumulative total of $42.6 million related to the foreign cash repatriated in connection with the Sealy Acquisition. At September 30, 2013, the tax basis of the Company’s investment in its foreign subsidiaries exceeds the Company’s basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.

The Company has received income tax assessments from the Danish Tax Authority (“SKAT”) with respect to the tax years 2001 through 2007 relating to the royalty paid by one of Tempur Sealy International’s U.S. subsidiaries to a Danish subsidiary.  The 2007 income tax assessment was received in May 2013. The cumulative total tax assessment for all years is approximately $200.3 million including interest and penalties. The Company filed timely protests with the Danish National Tax Tribunal (the “Tribunal”) challenging the tax assessments. The National Tax Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (“Bilateral APA”) between the United States and SKAT. A Bilateral APA involves an agreement between the Internal Revenue Service (“IRS”) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and SKAT. U.S. and Danish competent authorities have met to discuss the Company’s Bilateral APA. SKAT and the IRS met several times since 2011, most recently in February 2013, to discuss the matter. At the conclusion of the February 2013 meeting the IRS and SKAT concluded that a mutually acceptable agreement on the matter could not be reached and, as a result, the Bilateral APA process was terminated. The Company now expects the Tribunal proceedings to be reconvened later in 2013. The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. In the quarter ended September 30, 2013, the Company was notified by SKAT that SKAT has granted a deferral to 2017 of the requirement to post a cash deposit or other form of security for the taxes that have been assessed for the period 2001 through 2007. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments before the Tribunal and in the Danish courts, as necessary. The impact of terminating the Bilateral APA program has been considered by the Company in its September 30, 2013 estimate of uncertain tax benefits. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time. If the Company is not successful in defending its position before the Tribunal or in the Danish courts, the Company could be required to pay significant amounts to SKAT, which could impair or reduce its liquidity and profitability. During the three months ended September 30, 2013 the Company received correspondence from SKAT requesting information regarding the royalty for the years 2008 through 2011. The correspondence indicated that SKAT would be evaluating the royalty

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

paid for each of the years under examination. The Company has responded to SKAT’s request for information. As of September 30, 2013 the Company has not been notified of any proposed adjustments with respect to any of the transactions discussed.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. During the three months ended June 30, 2013, the Company concluded the tax examination of the Tempur-Pedic International Inc. U.S. federal income tax return for the years 2008 and 2009. With respect to the Company's income tax returns, in August 2013 the Company was advised by the IRS that the years 2010 and 2011 would not be examined but that 2012 would be examined. That examination has not yet begun. With few exceptions, the Company is no longer subject to tax examinations by the U.S., state, and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2001. As it relates to Sealy for years prior to the Sealy Acquisition, Sealy or one of its subsidiaries was required to file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. Sealy’s U.S. federal income tax returns and with few exceptions its foreign income tax returns are no longer subject to examination for years prior to 2004. Generally Sealy’s state and local jurisdiction income tax returns are no longer subject to examination for years prior to 2000.

Additionally, the Company is currently under examination by various tax authorities around the world. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. Other than the changes discussed in the preceding paragraph, there were no significant changes to the liability for unrecognized tax benefits during the nine months ended September 30, 2013.

(14) Major Customers

The top five customers accounted for approximately 33.9% and 25.9% of the Company’s net sales for the three months ended September 30, 2013 and 2012, respectively. The top five customers accounted for approximately 27.0% and 23.2% of the Company’s net sales for the nine months ended September 30, 2013 and 2012, respectively. Net sales from one customer (Mattress Firm Holding Corp.) represented more than 10.0% of net sales for the three and nine months ended September 30, 2013.  The top five customers also accounted for approximately 27.2% and 25.3% of accounts receivable as of September 30, 2013 and 2012, respectively.
(15) Earnings Per Common Share

(in millions, except per common share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to Tempur Sealy International, Inc.	$40.2	$(2.0)	$51.1	$83.3

Denominator:
Denominator for basic earnings per common share-weighted average shares	60.5	59.6	60.3	62.1
Effect of dilutive securities:
Employee stock-based compensation	1.1	—	1.3	1.5
Denominator for diluted earnings per common share-adjusted weighted average shares	61.6	59.6	61.6	63.6

Basic earnings (loss) per common share	$0.66	$(0.03)	$0.85	$1.34

Diluted earnings (loss) per common share	$0.65	$(0.03)	$0.83	$1.31

The Company excluded 0.3 million shares issuable upon exercise of outstanding stock options for the three months ended September 30, 2013, and 0.3 million and 0.1 million for the nine months ended September 30, 2013 and 2012 respectively, from

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.
(16) Business Segment Information

The Company operates in three business segments: Tempur North America, Tempur International and Sealy. As a result of the Sealy Acquisition, the Company now has a new reportable business segment which represents Sealy’s results of operations. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Tempur North America segment consists of the two U.S. manufacturing facilities and the Tempur North America distribution subsidiaries. The Tempur International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the Tempur North America segment. The Sealy segment consists of manufacturing and distribution subsidiaries related to Sealy. The Company evaluates segment performance based on net sales and operating income. The Company includes certain corporate operating expenses in the Tempur North America segment, which were $16.7 million and $8.7 million for the three months ended September 30, 2013 and 2012, respectively. Certain corporate operating expenses included in the Tempur North America segment for the nine months ended September 30, 2013 and 2012, were $67.0 million and $39.1 million, respectively. There were no material allocations of corporate operating expenses to the Tempur International or Sealy segments for the three or nine months ended September 30, 2013 and 2012. The Company’s Tempur North America, Tempur International and Sealy segment assets include investments in subsidiaries which are appropriately eliminated in the Company’s accompanying Condensed Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable. The effect of the elimination of the investments in subsidiaries is included in the inter-segment eliminations as shown below.

The following table summarizes total assets by segment:

(in millions)
	September 30, 2013	December 31, 2012
Total assets:
Tempur North America	$2,098.5	$1,160.4
Tempur International	536.7	504.1
Sealy	1,901.7	—
Investment in subsidiaries	(991.2)	(347.6)
Other intercompany eliminations	(784.2)	(3.9)
	$2,761.5	$1,313.0

The following table summarizes long-lived assets by segment:

(in millions)
	September 30,	December 31,
Long-lived assets:	2013	2012
Tempur North America	$391.2	$395.7
Tempur International	68.0	69.5
Sealy	1,467.0	—
	$1,926.2	$465.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes net sales by geographic region:

(in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	$537.5	$228.0	$1,264.9	$705.0
Canada	64.1	12.9	135.2	31.5
Other International	133.9	107.0	386.1	325.3
	$735.5	$347.9	$1,786.2	$1,061.8
Total International	$198.0	$119.9	$521.3	$356.8

The following table summarizes segment information:

(in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales to external customers:
Tempur North America
Bedding	$220.6	$220.1	$624.7	$675.1
Other products	21.8	20.8	59.1	61.4
	$242.4	$240.9	$683.8	$736.5

Tempur International
Bedding	$76.5	$80.3	$239.7	$248.2
Other products	26.7	26.7	81.5	77.1
	$103.2	$107.0	$321.2	$325.3

Sealy
Bedding	$365.2	$—	$735.0	$—
Other products	24.7	—	46.2	—
	$389.9	$—	$781.2	$—
	$735.5	$347.9	$1,786.2	$1,061.8

Inter-segment sales:
Tempur North America	$0.1	$0.4	$0.2	$0.8
Tempur International	0.3	1.4	0.5	1.4
Sealy	1.5	—	1.5	—
Intercompany eliminations	(1.9)	(1.8)	(2.2)	(2.2)
	$—	$—	$—	$—

Gross profit:
Tempur North America	$102.1	$105.1	$294.0	$348.5
Tempur International	61.9	66.0	198.7	195.5
Sealy	134.7	—	249.3	—
	$298.7	$171.1	$742.0	$544.0

Operating income:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Tempur North America	$17.9	$34.9	$44.0	$120.3
Tempur International	22.9	28.5	78.1	76.7
Sealy	40.4	—	47.6	—
	$81.2	$63.4	$169.7	$197.0

Income (loss) before income taxes:
Tempur North America	$(3.3)	$30.4	$(37.9)	$107.8
Tempur International	22.3	28.6	75.0	76.6
Sealy	36.7	—	40.4	—
	$55.7	$59.0	$77.5	$184.4

Depreciation and amortization (including stock-based compensation amortization):
Tempur North America	$11.8	$2.7	$32.4	$22.4
Tempur International	3.2	2.9	9.4	8.2
Sealy	11.7	—	24.5	—
	$26.7	$5.6	$66.3	$30.6

Intercompany royalties:
Tempur North America	$1.6	$3.0	$4.3	$9.4
Tempur International	(1.6)	(3.0)	(4.3)	(9.4)
Sealy	—	—	—	—
	$—	$—	$—	$—

Capital expenditures:
Tempur North America	$2.9	$14.6	$13.8	$27.7
Tempur International	2.6	3.1	7.3	10.7
Sealy	3.6	—	7.3	—
	$9.1	$17.7	$28.4	$38.4
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

The following financial information presents Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, and the related Condensed Consolidated Statements of Income and Comprehensive Income and Cash Flows for the three and nine months ended September 30, 2013 and 2012, for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended September 30, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$543.0	$198.4	$(5.9)	$735.5
Cost of sales	—	339.1	103.6	(5.9)	436.8
Gross profit	—	203.9	94.8	—	298.7
Selling and marketing expenses	0.7	111.6	38.6	—	150.9
General, administrative and other expenses	5.5	45.8	20.6	—	71.9
Equity income in earnings of unconsolidated affiliates	—	—	(1.2)	—	(1.2)
Royalty income, net of royalty expense	—	(4.1)	—	—	(4.1)
Operating (loss) income	(6.2)	50.6	36.8	—	81.2

Other expense, net:
Interest expense, net	14.7	8.9	1.0	—	24.6
Other expense (income), net	—	—	0.9	—	0.9
Total other expense	14.7	8.9	1.9	—	25.5

Income from equity investees	52.8	25.3	—	(78.1)	—

Income before income taxes	31.9	67.0	34.9	(78.1)	55.7
Income tax benefit (provision)	8.3	(14.2)	(9.6)	—	(15.5)
Net income	40.2	52.8	25.3	(78.1)	40.2
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income attributable to Tempur Sealy International, Inc.	$40.2	$52.8	$25.3	$(78.1)	$40.2

Comprehensive income	$49.6	$52.8	$34.6	$(87.4)	$49.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,281.8	$521.8	$(17.4)	$1,786.2
Cost of sales	—	805.7	255.9	(17.4)	1,044.2
Gross profit	—	476.1	265.9	—	742.0
Selling and marketing expenses	2.1	264.3	110.7	—	377.1
General, administrative and other expenses	13.7	137.9	55.3	—	206.9
Equity income in earnings of unconsolidated affiliates	—	—	(2.5)	—	(2.5)
Royalty income, net of royalty expense	—	(9.2)	—	—	(9.2)
Operating (loss) income	(15.8)	83.1	102.4	—	169.7

Other expense, net:
Interest expense, net	45.4	40.6	2.2	—	88.2
Other (income) expense, net	—	(0.3)	4.3	—	4.0
Total other expense	45.4	40.3	6.5	—	92.2

Income from equity investees	91.3	71.6	—	(162.9)	—

Income before income taxes	30.1	114.4	95.9	(162.9)	77.5
Income tax (provision) benefit	20.5	(23.1)	(24.3)	—	(26.9)
Net income	50.6	91.3	71.6	(162.9)	50.6
Less: net income attributable to non-controlling interest	(0.5)	(0.5)	—	0.5	(0.5)
Net income attributable to Tempur Sealy International, Inc.	$51.1	$91.8	$71.6	$(163.4)	$51.1

Comprehensive income	$43.9	$92.4	$66.4	$(158.8)	$43.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended September 30, 2012
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$234.4	$120.6	$(7.1)	$347.9
Cost of sales	—	132.4	51.5	(7.1)	176.8
Gross profit	—	102.0	69.1	—	171.1
Selling and marketing expenses	(0.5)	47.3	29.4	—	76.2
General, administrative and other expenses	(2.8)	23.2	11.1	—	31.5
Equity income in earnings of unconsolidated affiliates	—	—	—	—	—
Royalty income, net of royalty expense	—	—	—	—	—
Operating income	3.3	31.5	28.6	—	63.4

Other expense, net:
Interest expense (income), net	8.3	(3.7)	0.2	—	4.8
Other (income), net	—	—	(0.4)	—	(0.4)
Total other expense (income)	8.3	(3.7)	(0.2)	—	4.4

Income from equity investees	1.2	21.7	—	(22.9)	—

Income before income taxes	(3.8)	56.9	28.8	(22.9)	59.0
Income tax benefit (provision)	1.8	(55.7)	(7.1)	—	(61.0)
Net (loss) income	(2.0)	1.2	21.7	(22.9)	(2.0)
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net (loss) income attributable to Tempur Sealy International, Inc.	$(2.0)	$1.2	$21.7	$(22.9)	$(2.0)

Comprehensive income	$3.0	$0.7	$27.2	$(27.9)	$3.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2012
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$723.6	$358.2	$(20.0)	$1,061.8
Cost of sales	—	383.4	154.4	(20.0)	517.8
Gross profit	—	340.2	203.8	—	544.0
Selling and marketing expenses	1.4	148.8	93.0	—	243.2
General, administrative and other expenses	3.5	67.8	32.5	—	103.8
Equity income in earnings of unconsolidated affiliates	—	—	—	—	—
Royalty income, net of royalty expense	—	—	—	—	—
Operating (loss) income	(4.9)	123.6	78.3	—	197.0

Other expense, net:
Interest expense (income), net	23.1	(10.5)	0.4	—	13.0
Other (income), net	—	—	(0.4)	—	(0.4)
Total other expense (income)	23.1	(10.5)	—	—	12.6

Income from equity investees	103.8	62.7	—	(166.5)	—

Income before income taxes	75.8	196.8	78.3	(166.5)	184.4
Income tax (provision) benefit	7.5	(93.0)	(15.6)	—	(101.1)
Net income	83.3	103.8	62.7	(166.5)	83.3
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income attributable to Tempur Sealy International, Inc.	$83.3	$103.8	$62.7	$(166.5)	$83.3

Comprehensive income	$82.9	$102.4	$75.2	$(177.6)	$82.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Balance Sheets
September 30, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$61.9	$64.7	$—	$126.6
Accounts receivable, net	—	197.4	151.9	—	349.3
Inventories	—	131.2	51.6	—	182.8
Escrow Receivable	—	—	—	—	—
Income taxes payable	112.0	—	—	(112.0)	—
Prepaid expenses and other current assets	0.3	37.9	14.5	—	52.7
Deferred income taxes	10.0	24.5	4.7	—	39.2
Total Current Assets	122.3	452.9	287.4	(112.0)	750.6
Property, plant and equipment, net	—	335.3	76.3	—	411.6
Goodwill	—	575.5	180.9	—	756.4
Other intangible assets, net	—	628.0	130.2	—	758.2
Deferred tax asset	—	—	9.7	—	9.7
Other non-current assets	7.8	50.8	16.4	—	75.0
Net investment in subsidiaries	732.8	—	—	(732.8)	—
Due from affiliates	1,309.9	2,345.8	0.8	(3,656.5)	—
Total Assets	$2,172.8	$4,388.3	$701.7	$(4,501.3)	$2,761.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$140.1	$41.6	$—	$181.7
Accrued expenses and other current liabilities	7.8	150.3	62.3	—	220.4
Deferred income taxes	—	—	0.5	—	0.5
Income taxes payable	—	131.7	13.3	(112.0)	33.0
Current portion of long-term debt	—	36.5	3.2	—	39.7
Total Current Liabilities	7.8	458.6	120.9	(112.0)	475.3
Long-term debt	375.0	1,445.4	—	—	1,820.4
Deferred income taxes	—	252.3	34.9	—	287.2
Other non-current liabilities	—	78.5	6.7	—	85.2
Due to affiliates	1,696.6	1,420.7	959.1	(4,076.4)	—
Total Liabilities	2,079.4	3,655.5	1,121.6	(4,188.4)	2,668.1

Redeemable non-controlling interest	10.9	10.9	—	(10.9)	10.9

Total Stockholders’ Equity	82.5	721.9	(419.9)	(302.0)	82.5
Total Liabilities and Stockholders’ Equity	$2,172.8	$4,388.3	$701.7	$(4,501.3)	$2,761.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Balance Sheets
December 31, 2012
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$19.2	$160.1	$—	$179.3
Accounts receivable, net	—	57.1	72.7	—	129.8
Inventories	—	55.7	37.3	—	93.0
Escrow Receivable	375.0	—	—	—	375.0
Prepaid expenses and other current assets	86.2	26.4	15.0	(86.2)	41.4
Deferred income taxes	11.7	—	2.6	(11.7)	2.6
Total Current Assets	472.9	158.4	287.7	(97.9)	821.1
Property, plant and equipment, net	—	132.7	53.3	—	186.0
Goodwill	—	89.9	126.2	—	216.1
Other intangible assets, net	—	42.9	20.2	—	63.1
Deferred tax asset	—	—	10.4	—	10.4
Other non-current assets	—	13.4	2.9	—	16.3
Net investment in subsidiaries	1,213.0	300.2	—	(1,513.2)	—
Due from affiliates	28.0	1,460.0	3.4	(1,491.4)	—
Total Assets	$1,713.9	$2,197.5	$504.1	$(3,102.5)	$1,313.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$60.0	$25.8	$—	$85.8
Accrued expenses and other current liabilities	0.2	46.2	35.0	—	81.4
Deferred income taxes	—	37.6	0.6	(11.7)	26.5
Income taxes payable	—	89.3	12.4	(86.2)	15.5
Total Current Liabilities	0.2	233.1	73.8	(97.9)	209.2
Long-term debt	375.0	650.0	—	—	1,025.0
Deferred income taxes	—	28.9	2.5	—	31.4
Other non-current liabilities	—	23.5	1.6	—	25.1
Due to affiliates	1,316.4	49.0	126.0	(1,491.4)	—
Total Liabilities	1,691.6	984.5	203.9	(1,589.3)	1,290.7

Total Stockholders’ Equity	22.3	1,213.0	300.2	(1,513.2)	22.3
Total Liabilities and Stockholders’ Equity	$1,713.9	$2,197.5	$504.1	$(3,102.5)	$1,313.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(44.4)	$80.9	$68.3	$—	$104.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(1,035.3)	(137.6)	—	(1,172.9)
Purchases of property, plant and equipment	—	(20.4)	(8.0)	—	(28.4)
Other	—	(53.0)	53.9	—	0.9
Net cash provided by (used in) investing activities	—	(1,108.7)	(91.7)	—	(1,200.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	—	2,917.6	—	—	2,917.6
Repayments 2012 Credit Agreement	—	(1,559.1)	—	—	(1,559.1)
Proceeds from issuance of Senior Notes	375.0	—	—	—	375.0
Proceeds from 2011 Credit Facility	—	46.5	—	—	46.5
Repayments of 2011 Credit Facility	—	(696.5)	—	—	(696.5)
Net activity in investment in and advances (to) from subsidiaries and affiliates	(797.1)	871.6	(74.5)	—	—
Payment of deferred financing costs	(8.4)	(43.6)	—	—	(52.0)
Proceeds from issuance of common stock	6.0	—	—	—	6.0
Excess tax benefit from stock based compensation	3.7	—	—	—	3.7
Treasury stock repurchased	465.2	(465.2)	—	—	—
Other	—	(0.8)	0.1	—	(0.7)
Net cash (used in) provided by financing activities	44.4	1,070.5	(74.4)	—	1,040.5

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2.4	—	2.4
Increase (decrease) in cash and cash equivalents	—	42.7	(95.4)	—	(52.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	19.2	160.1	—	179.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$61.9	$64.7	$—	$126.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(20.5)	$41.1	$62.7	$—	$83.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	11.8	(15.7)	—	(3.9)
Purchase of property, plant and equipment	—	(27.6)	(10.8)	—	(38.4)
Other	—	—	—	—	—
Net cash (used in) investing activities	—	(15.8)	(26.5)	—	(42.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	—	284.5	—	—	284.5
Repayments of the 2012 Credit Agreement	—	(220.0)	—	—	(220.0)
Proceeds from the 2011 Credit Facility	—	—	—	—	—
Repayments of the 2011 Credit Facility	—	—	—	—	—
Net activity in investment in and advances from (to) subsidiaries and affiliates	166.6	(167.7)	1.1	—	—
Payment of deferred financing costs	—	—	(0.1)	—	(0.1)
Proceeds from issuance of common stock	10.6	—	—	—	10.6
Excess tax benefit from stock based compensation	9.7	—	—	—	9.7
Treasury stock repurchased	(152.6)	—	—	—	(152.6)
Other	—	—	(2.5)	—	(2.5)
Net cash provided by (used in) financing activities	34.3	(103.2)	(1.5)	—	(70.4)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(0.6)	—	(0.6)
Increase in cash and cash equivalents	—	3.7	36.6	—	40.3
CASH AND CASH EQUIVALENTS, BEGININNG OF PERIOD	—	10.8	100.6	—	111.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$14.5	$137.2	$—	$151.7

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this report is condensed consolidated information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements include numerous risks and uncertainties, as described under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. Our actual results may differ materially from those contained in any forward-looking statements. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements contained herein.

In this discussion and analysis, we discuss and explain the financial condition and results of our operations for the three and nine months ended September 30, 2013 and 2012, including the following points:

•	An overview of our business, including the acquisition of Sealy Corporation and its historical subsidiaries (“Sealy”);

•	Our net sales and costs in the periods presented as well as changes between periods;

•	Expected sources of liquidity for future operations; and

•	The effect of the foregoing on our overall financial performance and condition.
Executive Overview

General. We are the world's largest bedding provider. We develop, manufacture, market, and distribute bedding products, which we sell globally. Our brand portfolio includes many of the most highly recognized brands in the industry, including TEMPUR®, Tempur-Pedic®, Sealy®, Sealy Posturepedic®, Optimum™, and Stearns & Foster®. Our comprehensive suite of bedding products offers a variety of products to consumers across a broad range of channels.

We sell our products through three distribution channels in each operating business segment: Retail (furniture and bedding retailers, department stores, specialty retailers and warehouse clubs); Direct (e-commerce platform, company-owned stores, and call center); and Other (third party distributors, hospitality and healthcare customers).

Business Segments. We have three reportable business segments: Tempur North America, Tempur International, and Sealy. As a result of the Sealy Acquisition, we now have a new reportable business segment based on the Sealy domestic and international business. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. Our Tempur North America segment consists of two U.S. manufacturing facilities and our Tempur North America distribution subsidiaries. Our Tempur International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside our Tempur North America and Sealy segments. Our Sealy segment consists of company-owned and operated bedding and component manufacturing facilities located around the world, along with distribution subsidiaries and joint ventures. We evaluate segment performance based on net sales and operating income.

Strategy

We are the world’s largest bedding provider and the only provider with global scale. We believe our future growth potential is significant in our existing markets and through expansion into new markets. In order to achieve our long-term growth potential while managing the current economic and competitive environment, we will focus on the key strategic growth initiatives discussed below:

•
Product Innovation: We will continue to invest in research and development to leverage the combined technologies of our comprehensive portfolio of products to deliver a stream of innovative products. Our goal is to provide consumers the best bed and best sleep of their life and to provide our retailers a complete and optimal offering across brands, products, and prices to drive growth. We will also pursue opportunities to enter or develop new product categories.

•
Marketing: We will increase our investment in advertising to increase consumer awareness, preference and loyalty for each of our key brands. We will also invest in in-store marketing and direct sales to maximize our sales opportunity driven from national brand and retailer advertising.

•
New Market Expansion: We will pursue opportunities to expand into new international markets and over time into non-consolidated markets where our brands are currently represented under licensee, joint venture or third party distributor agreements.

•
Supply Chain (“Easier To Do Business With”): We are committed to building a world-class supply chain that is “easier to do business with.” Our goal is to significantly improve efficiencies related to purchasing and delivery, as well as inventory management to drive sales growth.

Our strategic growth initiatives will be supported by cost synergies realized from the Sealy acquisition as well as through our ongoing cost productivity initiatives.
Sealy Acquisition

On March 18, 2013, we completed the acquisition of Sealy (“Sealy Acquisition”). Refer to Note 2, “Business Combinations”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I of this report for a discussion of the Sealy Acquisition. Pursuant to the merger agreement, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the Sealy Acquisition was cancelled and (other than shares held by Sealy or Tempur-Pedic or their subsidiaries or Sealy stockholders who properly exercised their appraisal rights) converted into the right to receive $2.20 in cash. The total purchase price was $1,172.9 million, which was funded using available cash and financing consisting of our 2012 Credit Agreement and Senior Notes. Refer to Note 4, “Debt”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I of this report for the definition of these terms and further discussion. The purchase price of Sealy, including debt assumed, consisted of the following items:

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

Sealy, headquartered in Trinity, North Carolina, owns one of the largest portfolios of bedding brands in the world, and manufactures and markets a complete line of bedding products under the Sealy®, Sealy Posturepedic®, OptimumTM, and Stearns & Foster® brands. Sealy’s results of operations are reported within the our Sealy reportable segment. The combination brings together two highly complementary companies with iconic brands and significant opportunities for global innovation and growth. We will have products for almost every consumer preference and price point, distribution through all key channels, in-house expertise on most key bedding technologies, and a world-class research and development team. In addition, the combined operations have a global footprint that includes over 80 countries. We believe the shared know-how and improved efficiencies of the combined company will result in tremendous value for its consumers, retailers and stockholders.
Results of Operations

A summary of our results for the three and nine months ended September 30, 2013, which include the Sealy segment results of operations for the period from March 18, 2013 through September 30, 2013, but do not include the Sealy segment results of operations for the 2012 periods, include the following:

•
Net sales for the three months ended September 30, 2013 increased to $735.5 million from $347.9 million for the same period in 2012. Net sales for the nine months ended September 30, 2013 increased to $1,786.2 million from $1,061.8 million for the same period in 2012.

•
Earnings per diluted common share (EPS) was $0.65 for the three months ended September 30, 2013 compared to loss per diluted common share of $0.03 for the three months ended September 30, 2012. For the nine months ended September 30, 2013 EPS were $0.83 compared to $1.31 for the same period in 2012.

(In millions, except per common share amounts)	Three Months Ended September 30,				Nine Months Ended September 30,

	2013		2012		2013		2012
Net sales	$735.5	100.0%	$347.9	100.0%	$1,786.2	100.0%	$1,061.8	100.0%
Cost of sales	436.8	59.4%	176.8	50.8%	1,044.2	58.5%	517.8	48.8%
Gross profit	298.7	40.6%	171.1	49.2%	742.0	41.5%	544.0	51.2%
Selling and marketing expenses	150.9	20.5%	76.2	21.9%	377.1	21.1%	243.2	22.9%
General, administrative and other expenses	71.9	9.9%	31.5	9.1%	206.9	11.5%	103.8	9.8%
Equity income in earnings of unconsolidated affiliates	(1.2)	(0.2)%	—	—%	(2.5)	(0.1)%	—	—%
Royalty income, net of royalty expense	(4.1)	(0.6)%	—	—%	(9.2)	(0.5)%	—	—%
Operating income	81.2	11.0%	63.4	18.2%	169.7	9.5%	197.0	18.5%
Interest expense, net	24.6	3.3%	4.8	1.4%	88.2	4.9%	13.0	1.1%
Other expense (income), net	0.9	0.1%	(0.4)	(0.1)%	4.0	0.2%	(0.4)	—%
Income before income taxes	55.7	7.6%	59.0	16.9%	77.5	4.4%	184.4	17.4%
Income tax provision	(15.5)	(2.1)%	(61.0)	(17.5)%	(26.9)	(1.5)%	(101.1)	(9.5)%
Net income (loss) before non- controlling interest	40.2	5.5%	(2.0)	(0.6)%	50.6	2.9%	83.3	7.9%
Less: Net (loss) attributable to non- controlling interest	—	—%	—	—%	(0.5)	—%	—	—%
Net income (loss) attributable to common stockholders	$40.2	5.5%	$(2.0)	(0.6)%	$51.1	2.9%	$83.3	7.9%

Earnings (loss) per common share:
Basic	$0.66		$(0.03)		$0.85		$1.34
Diluted	$0.65		$(0.03)		$0.83		$1.31
Weighted average common shares outstanding:
Basic	60.5		59.6		60.3		62.1
Diluted	61.6		59.6		61.6		63.6

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

A summary of net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		TEMPUR NORTH AMERICA		TEMPUR INTERNATIONAL		SEALY
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Retail	$669.7	$306.4	$226.5	$221.2	$79.7	$85.2	$363.5	$—
Direct	31.5	27.1	11.6	16.7	12.5	10.4	7.4	—
Other	34.3	14.4	4.3	3.0	11.0	11.4	19.0	—
	$735.5	$347.9	$242.4	$240.9	$103.2	$107.0	$389.9	$—

Retail includes sales to furniture, bedding and department stores. Direct includes direct response and e-commerce sales as well as sales through company-owned stores. Other includes sales to third party distributors, health care and hospitality institutions.

A summary of net sales, by product and by segment, is set forth below:

	CONSOLIDATED		TEMPUR NORTH AMERICA		TEMPUR INTERNATIONAL		SEALY
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Bedding	$662.3	$300.4	$220.6	$220.1	$76.5	$80.3	$365.2	$—
Other products	73.2	47.5	21.8	20.8	26.7	26.7	24.7	—
	$735.5	$347.9	$242.4	$240.9	$103.2	$107.0	$389.9	$—

Bedding includes mattresses, foundations and adjustable foundations and Other products includes pillows and various other comfort products and components.

Net sales. Net sales for the three months ended September 30, 2013 increased to $735.5 million from $347.9 million for the same period in 2012, an increase of $387.6 million, or 111.4%. Net sales for the three months ended September 30, 2013 increased across all product and channel categories over the same period in 2012, due primarily to the Sealy Acquisition. For the three months ended September 30, 2013, Bedding net sales increased 120.5%, Retail channel net sales increased 118.6% and Other channel net sales increased 138.2%. The principal factors impacting net sales for each segment are discussed below.

Tempur North America. Tempur North America net sales for the three months ended September 30, 2013 increased to $242.4 million from $240.9 million for the same period in 2012. Our Tempur North America Retail channel net sales increased 2.4%, compared to the same period in 2012. Tempur North America Retail channel net sales increased primarily due to various strategic initiatives implemented to drive growth in the Retail channel. These initiatives included new product introductions, increased advertising investments and improving how we serve our Retail channel customers. Each of these initiatives contributed to the improved Retail channel performance during the third quarter of 2013. We will continue to focus on these strategic initiatives to drive future growth in our Tempur North America segment. Tempur North America Direct net sales decreased $5.1 million, or 30.5% compared to the same period in 2012. Tempur North American Direct channel net sales continue to be impacted by the advertising spend decreases in the first and second quarters of 2013 as compared to the prior year.

Tempur International. Tempur International net sales for the three months ended September 30, 2013 decreased to $103.2 million from $107.0 million for the same period in 2012, a decrease of $3.8 million, or 3.6%. On a constant currency basis1, our Tempur International net sales decreased approximately 3.1%. Tempur International net sales decreased primarily due to macroeconomic pressure in Europe which was partially offset by growth in our Asia-Pacific and Latin American businesses. Tempur International bedding net sales decreased 4.7% compared to the third quarter of 2012, consistent with the decrease in net sales in our Tempur International Retail channel. The Tempur International Direct channel net sales increased $2.1 million, or 20.2% compared to the same period in 2012, due to our expanding our points of distribution through an increase in the number of company-owned stores and e-commerce.

Sealy. Sealy net sales for the three months ended September 30, 2013 were $389.9 million, with $363.5 million in the Retail channel. Net sales for our Sealy Other channel were $19.0 million, and Direct channel net sales were $7.4 million for the three months ended September 30, 2013. For the three months ended September 30, 2013, Sealy bedding net sales were $365.2 million and other products net sales were $24.7 million.

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

Gross profit. Gross profit for the three months ended September 30, 2013 increased to $298.7 million from $171.1 million for the same period in 2012, an increase of $127.6 million, or 74.6%. The increase in gross profit for the three months ended September 30, 2013 as compared to the same period in 2012 was due primarily to the Sealy Acquisition. The gross profit margin for the three months ended September 30, 2013 was 40.6% as compared to 49.2% for the same period in 2012. The decrease in our gross profit margin for the three months ended September 30, 2013 as compared to the same period in 2012 was due primarily to the Sealy Acquisition.

Our gross profit margin is impacted by the relative amount of net sales between our three business segments. Our Sealy segment operates at a lower gross profit margin than our Tempur North America and Tempur International segments. As Sealy’s net sales have increased as a percentage of Consolidated net sales, our gross profit margin has been negatively impacted. Additionally, our Tempur North America gross profit margin has been lower than that of our Tempur International segment, due in part to the royalty paid by the Tempur North America segment. This intercompany royalty expense was $1.6 million and $3.0 million for the three months ended September 30, 2013 and 2012, respectively. These changes in segment mix and other factors related to each business segment resulted in an 8.6% decrease in our gross profit margin for the three months ended September 30, 2013. The principal factors that impacted gross profit margin during the year are identified and discussed below in the respective segment discussions.

Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in this process.

Tempur North America. Tempur North America gross profit for the three months ended September 30, 2013 decreased to $102.1 million from $105.1 million for the same period in 2012, a decrease of $3.0 million, or 2.9%. The gross profit margin in our Tempur North America segment was 42.1% and 43.6% for the three months ended September 30, 2013 and 2012, respectively. Our Tempur North America segment gross profit margin was impacted by a 2.8% decrease due to unfavorable product and channel mix. Additionally, gross profit margin was impacted by a manufacturing change associated with our new Tempur-Up adjustable base, which accounted for a decrease of 1.5% in the gross profit margin for the period. These items were partially offset by a 2.0% increase due to reduced sourcing costs, and a 1.1% increase due to lower floor model discounts related to new product introductions.

Tempur International. Tempur International gross profit for the three months ended September 30, 2013 decreased to $61.9 million from $66.0 million for the same period in 2012, a decrease of $4.1 million, or 6.2%. The gross profit margin in our International segment was 60.0% and 61.7% for the three months ended September 30, 2013 and 2012, respectively. Our Tempur International gross profit margin was impacted by a 1.5% decrease related to floor model discounts for new product introductions in our Tempur International segment, and a 1.1% decrease related to manufacturing inefficiencies. These items were partially offset due to favorable product and channel mix and reduced sourcing costs.

Sealy. Sealy gross profit for the three months ended September 30, 2013 was $134.7 million.  Sealy gross profit margin was 34.5% for the three months ended September 30, 2013.

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

Selling and marketing expenses increased to $150.9 million for the three months ended September 30, 2013 as compared to $76.2 million for the three months ended September 30, 2012, an increase of $74.7 million, or 98.0%. The increase in selling and marketing expenses was primarily due to the Sealy Acquisition. Sealy's selling and marketing expenses were $65.5 million for the three months ended September 30, 2013. Selling and marketing expenses as a percentage of net sales were 20.5% and 21.9% for the three months ended September 30, 2013 and 2012, respectively. The principal factors that impacted selling and marketing expenses during the period are identified and discussed below.

Our advertising expenses for the three months ended September 30, 2013 were $88.4 million compared to $38.4 million in 2012, an increase of $50.0 million, or 130.2%. Advertising expenses as a percentage of net sales were 12.0% and 11.0% for the three months ended September 30, 2013 and 2012, respectively. The primary driver of the increase in advertising expenses was due to the inclusion of Sealy’s advertising expenses of $45.5 million for the three months ended September 30, 2013. During the second quarter of 2013, we completed a review of the effectiveness of the new Tempur North America advertising campaign and made certain adjustments. During the third quarter of 2013, we reintroduced the "Ask Me" campaign, along with making certain media mix adjustments, which resulted in a $5.0 million increase in our Tempur North America advertising expense for the period. We expect to continue to increase advertising as a percentage of net sales in the fourth quarter of 2013.

All other selling and marketing expenses as a percentage of net sales were approximately 8.5% and 10.9% for the three months ended September 30, 2013 and 2012, respectively. All other selling and marketing expenses increased $24.7 million, or 65.3%. The increase is primarily related to the addition of $20.0 million in expenses related to our Sealy segment.

 General, administrative and other expenses. General, administrative and other expenses include salaries and related expenses, information technology, professional fees, depreciation of buildings, furniture and fixtures, machinery, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs.

General, administrative and other expenses as a percentage of net sales were 9.9% and 9.1% for the three months ended September 30, 2013 and 2012, respectively. General, administrative and other expenses increased to $71.9 million for the three months ended September 30, 2013 as compared to $31.5 million for the same period in 2012 for an increase of $40.4 million or 128.3%. The primary driver of the increase was $34.1 million in general, administrative and other expenses related to the addition of our Sealy segment for the three months ended September 30, 2013. In the third quarter of 2012, we recorded a $6.1 million benefit for PRSUs granted in 2011 and 2012 following our re-evaluation of the probability of meeting certain required financial metrics related to the grants. General, administrative and other expenses increased $8.1 million due to an increase in stock based compensation expense in the third quarter of 2013, which did not include a similar benefit.

Research and development expenses, a component of general, administrative and other expenses, for the three months ended September 30, 2013 were $5.4 million compared to $3.9 million for the same period in 2012, an increase of $1.5 million, or 38.5%. We plan to continue to invest in research and development to leverage the combined technologies of our portfolio to remain innovators in the industry.

Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs. Interest expense, net, increased to $24.6 million for the three months ended September 30, 2013 as compared to $4.8 million for the same period in 2012, an increase of $19.8 million, or 412.5%. The increase in interest expense is primarily a result of interest on our Senior Notes and increased debt under our 2012 Credit Agreement, which are related to the funding of the Sealy Acquisition.

Income before income taxes. Income before income taxes for the quarter ended September 30, 2013 decreased to $55.7 million from $59.0 million for the same period in 2012, a decrease of 5.6%. Tempur North America loss before income taxes for the quarter ended September 30, 2013 was $3.3 million, compared to income before income taxes of $30.4 million for the same period in 2012, a decrease of 110.9%. Tempur International income before income taxes for the quarter ended September 30, 2013 decreased to $22.3 million from $28.6 million for the same period in 2012, a decrease of 22.0%. Sealy income before income taxes for the quarter ended September 30, 2013 was $36.7 million. The decrease in income before income taxes was a result of the items discussed above.

Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations. Our tax rate for the three months ended September 30, 2013 and 2012 was 27.8% and 103.4%, respectively. During the three months ended September 30, 2012, we recorded $41.9 million of additional income tax expense related to our undistributed earnings from non-U.S. operations based on estimates of 2013 earnings and our preliminary estimate of the value of Sealy’s foreign subsidiaries used in the preliminary purchase price allocation. During the three months ended September 30, 2013, no adjustments were made to our income tax provision related to the repatriation of foreign earnings. However due to adjustments made in prior periods, the cumulative amount of income tax expense related to our undistributed earnings from non-U.S. operations is $42.6 million. Throughout the remainder of 2013, we anticipate a tax rate of approximately 31.5%.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

A summary of net sales, by channel and by segment, is set forth below:

	CONSOLIDATED		TEMPUR NORTH AMERICA		TEMPUR INTERNATIONAL		SEALY
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Retail	$1,617.5	$932.3	$635.7	$668.7	$252.3	$263.6	$729.5	$—
Direct	88.8	83.4	36.6	58.7	35.2	24.7	17.0	—
Other	79.9	46.1	11.5	9.1	33.7	37.0	34.7	—
	$1,786.2	$1,061.8	$683.8	$736.5	$321.2	$325.3	$781.2	$—

A summary of net sales, by product and by segment, is set forth below:

	CONSOLIDATED		TEMPUR NORTH AMERICA		TEMPUR INTERNATIONAL		SEALY
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Bedding	$1,599.4	$923.3	$624.7	$675.1	$239.7	$248.2	$735.0	$—
Other products	186.8	138.5	59.1	61.4	81.5	77.1	46.2	—
	$1,786.2	$1,061.8	$683.8	$736.5	$321.2	$325.3	$781.2	$—

Net sales. Net sales for the nine months ended September 30, 2013 increased to $1,786.2 million from $1,061.8 million for the same period in 2012, an increase of 68.2%. Bedding net sales increased 73.2%.  Other product net sales increased 34.9%.  Retail net sales increased 73.5%.  Other channel net sales increased $33.8 million, or 73.3%.  Net sales for the nine months ended September 30, 2013 increased across all product and channel categories over the same period in 2012, due primarily to the Sealy Acquisition. The increase in net sales was partially offset by decreases in our Tempur North America segment in bedding net sales, driven by decreases in net sales in our Retail and Direct channels. The principal factors impacting net sales for each segment are discussed below.

Tempur North America. Tempur North America net sales for the nine months ended September 30, 2013 decreased to $683.8 million from $736.5 million for the same period in 2012, a decrease of 7.2%. During the three months ended March 31, 2013, we experienced a decrease in Tempur North America net sales of 16.0%, and a decrease during the three months ended June 30, 2013 of 4.9%. However, during the third quarter of 2013, Tempur North America net sales increased 0.6% compared to the third quarter of 2012. Tempur North America bedding net sales decreased $50.4 million, over the same period in 2012, primarily due to decreases in the Retail and Direct channels net sales. Our Tempur North America Retail channel net sales decreased $33.0 million, or 4.9%, compared to the same period in 2012. Direct channel net sales decreased $22.1 million, or 37.6%, compared to the same period in 2012.

To drive growth in our Tempur North America segment, we implemented various strategic initiatives, which included new product introductions, increased advertising investments, and improving how we serve our Retail customers. During the first half of 2013, Tempur North America decreased advertising expenses to better align with net sales expectations. However, this reduction in advertising has negatively impacted the Retail and Direct channels net sales. During the third quarter of 2013, we increased our advertising investment, which we believe has contributed to the improved performance in our Tempur North America segment.

Tempur International. Tempur International net sales for the nine months ended September 30, 2013 decreased to $321.2 million from $325.3 million for the same period in 2012, a decrease of 1.3%. On a constant currency basis2, our Tempur International net sales decreased approximately 0.2%. Tempur International Retail channel net sales decreased primarily due to macroeconomic pressure in Europe which was partially offset by growth in our Asia-Pacific and Latin American businesses. Tempur International bedding net sales decreased 3.4% compared to the nine months ended 2012. The Tempur International Direct channel net sales increased 42.5% compared to the same period in 2012, due to expanding our points of distribution through an increase in the number of company-owned stores and e-commerce.

Sealy. Sealy net sales for the period March 18, 2013 through September 30, 2013 were $781.2 million, with $729.5 million in the Retail channel. Net sales in the Other channel were $34.7 million, and Direct channel net sales were $17.0 million for the period March 18, 2013 through September 30, 2013. Bedding products net sales were $735.0 million for the period ended September 30, 2013.

Gross profit. Gross profit for the nine months ended September 30, 2013 increased to $742.0 million from $544.0 million for the same period in 2012, an increase of $198.0 million, or 36.4%. The gross profit margin for the nine months ended September 30, 2013 was 41.5% as compared to 51.2% for the same period in 2012.

Our gross profit margin is impacted by the relative amount of net sales between our business segments. The Sealy segment operates at a lower gross profit margin than the Tempur North America and Tempur International segments.  As Sealy’s net sales have increased as a percentage of Consolidated net sales, our gross profit margin has been negatively impacted. Additionally, our Tempur North America gross profit margin has been lower than that of our Tempur International segment, due in part to the royalty paid by the Tempur North America segment. This intercompany royalty expense was $4.3 million and $9.4 million for the nine months ended September 30, 2013 and 2012, respectively. These changes in segment mix and other factors related to each business segment resulted in a 9.7% decrease in our gross profit margin for the nine months ended September 30, 2013. The principal factors that impacted gross profit margin during the year are identified and discussed below in the respective segment discussions.

Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in this process.

Tempur North America. Tempur North America gross profit for the nine months ended September 30, 2013 decreased to $294.0 million from $348.5 million for the same period in 2012, a decrease of $54.5 million, or 15.6%. The gross profit margin in our Tempur North America segment was 43.0% and 47.3% for the nine months ended September 30, 2013 and 2012, respectively. Our Tempur North America segment gross profit margin decreased by 4.3% due to a 5.8% unfavorable product and channel mix, which includes the impact of initiatives implemented to drive net sales growth and the decrease in Direct channel net sales. Unfavorable product mix was partially offset by a 2.5% increase as a result of sourcing initiatives following the Sealy Acquisition.

Tempur International. Tempur International gross profit for the nine months ended September 30, 2013 increased to $198.7 million from $195.5 million for the same period in 2012, an increase of $3.2 million, or 1.6%. The gross profit margin in our Tempur International segment was 61.9% and 60.1% for the nine months ended September 30, 2013 and 2012, respectively. Our Tempur International gross profit margin was impacted by a 2.3% increase related to favorable product and channel mix and a 0.6% decrease related to floor model discounts for new product introductions.

Sealy. Sealy gross profit from March 18, 2013 to the period ended September 30, 2013 was $249.3 million.  Sealy gross profit margin was 31.9% for the period ended September 30, 2013. The Sealy gross profit margin includes an  incremental cost of $7.7 million associated with the revaluation of finished goods inventory related to the purchase price allocation of the Sealy Acquisition, which had an unfavorable gross profit margin impact of 1.0%.

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

Selling and marketing expenses increased to $377.1 million for the nine months ended September 30, 2013, as compared to $243.2 million for the nine months ended September 30, 2012, an increase of $133.9 million, or 55.1%. Selling and marketing expenses increased primarily due to the addition of $137.6 million for our Sealy segment from March 18, 2013 to September 30, 2013 following the completion of the Sealy Acquisition. Selling and marketing expenses as a percentage of net sales were 21.1% and 22.9% for the nine months ended September 30, 2013 and 2012, respectively. The principal factors that impacted selling and marketing expenses during the period are identified and discussed below.

Our advertising expenses for the nine months ended September 30, 2013 were $202.8 million compared to $131.3 million in 2012, an increase of $71.5 million, or 54.5%. Advertising expenses as a percentage of net sales were 11.4% and 12.4% for the nine months ended September 30, 2013 and 2012, respectively. Our advertising expenses increased primarily due to the addition of our Sealy segment expenses of $90.8 million for the period ended September 30, 2013. However, this increase was offset by decreased advertising expenses in our Tempur North America and Tempur International segments. During the first and second quarter of 2013, we reduced our Tempur North America advertising expense to align with reduced Tempur North America net sales. Throughout the third quarter of 2013 we increased Tempur North America advertising expense and reintroduced the "Ask Me" campaign. We expect to continue to increase advertising as a percentage of net sales in the fourth quarter of 2013.

All other selling and marketing expenses as a percentage of net sales were approximately 9.8% and 10.5% for the nine months ended September 30, 2013 and 2012, respectively. All other selling and marketing expenses increased $62.4 million, or 55.8%. The increase is primarily related to the addition of $46.7 million of expenses related to our Sealy segment. The additional increase is related to a $7.2 million increase related to promotional activities and the support of Tempur North America’s new product introductions and a $6.2 million increase due to costs associated with the growth in Tempur International company-owned stores and e-commerce.

 General, administrative and other expenses. General, administrative and other expenses include salaries and related expenses, information technology, professional fees, depreciation of buildings, furniture and fixtures, machinery, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs.

General, administrative and other expenses as a percentage of net sales were 11.5% and 9.8% for the nine months ended September 30, 2013 and 2012, respectively. General, administrative and other expenses increased to $206.9 million for the nine months ended September 30, 2013, as compared to $103.8 million for the same period in 2012. General, administrative and other expenses increased compared to the nine months ended September 30, 2012 primarily due to the addition of our Sealy segment from March 18, 2013 to September 30, 2013, which increased general, administrative and other expenses by $75.8 million. General administrative and other expenses were also impacted by a $14.0 million increase in professional fees related to the Sealy Acquisition and integration of the business. Additionally, salaries and related expenses increased $11.5 million, with the majority of the increase driven by increased stock-based compensation expense. However, this increase was offset by a $7.3 million benefit recorded during the nine months ended September 30, 2012 for the PRSUs granted in 2011 and 2012 following the re-evaluation of the probability of meeting certain required financial metrics related to the grants.

Research and development expenses, a component of general and administrative expenses, for the nine months ended September 30, 2013 were $14.8 million compared to $11.1 million for the same period in 2012, an increase of $3.7 million, or 33.3%. We plan to continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

Interest expense, net. Interest expense, net, includes the interest costs associated with our borrowings and the amortization of deferred financing costs. Interest expense, net, increased to $88.2 million for the nine months ended September 30, 2013, as compared to $13.0 million for the same period in 2012, an increase of $75.2 million, or 578.5%. The Company incurred $19.9 million of incremental interest expense for the nine months ended September 30, 2013, which includes interest and fees on the Senior Notes and 2012 Credit Agreement for the period prior to March 18, 2013, commitment fees associated with financing for the closing of the Sealy Acquisition, and write off of deferred financing costs associated with the 2011 Credit Facility. In addition, we incurred $8.7 million in prepayment fees related to the refinancing of our Term B Facility in the second quarter of 2013. The remaining increase is due to higher debt levels as a result of the Sealy Acquisition.

Income before income taxes. Income before income taxes for the nine months ended September 30, 2013 decreased to $77.5 million from $184.4 million for the same period in 2012, a decrease of $106.9 million, or 58.0%. Tempur North America loss before income taxes for the nine months ended September 30, 2013 decreased to $37.9 million from income before income taxes of $107.8 million for the same period in 2012, a decrease of $145.7 million, or 135.2%. Tempur International income before income taxes for the nine months ended September 30, 2013 decreased to $75.0 million from $76.6 million for the same period in 2012, a decrease of $1.6 million, or 2.1%. Sealy income before income taxes for the nine months ended September 30, 2013 was $40.4 million. The decrease in income before income taxes was a result of the items discussed above.

Income tax provision. Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations. Our tax rate for the nine months ended September 30, 2013 and 2012 was 34.7% and 54.8%, respectively. During the nine months ended September 30, 2012, we recorded $41.9 million of additional income tax expense related to our undistributed earnings from non-U.S. operations based on estimates of 2013 earnings and our preliminary estimate of the value of Sealy’s foreign subsidiaries used in the preliminary purchase price allocation. During the three months ended September 30, 2013, no adjustments were made to our income tax provision related to the repatriation of foreign earnings. However due to adjustments made in prior periods, the cumulative amount of income tax expense related to our undistributed earnings from non-U.S. operations is $42.6 million. Throughout the remainder of 2013, we anticipate a tax rate of approximately 31.5%.
Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, business combinations, capital expenditures and working capital needs. At September 30, 2013, we had working capital of $275.3 million including cash and cash equivalents of $126.6 million compared to working capital of $611.9 million including $179.3 million in cash and cash equivalents as of December 31, 2012. Working capital as of December 31, 2012 included a $375.0 million receivable from escrow account that was funded with the issuance of proceeds of the Senior Notes. This escrow was released at the closing of the Sealy Acquisition and was used to fund a portion of the purchase price cash consideration. This decrease was primarily offset by the assumption of working capital due to the Sealy Acquisition.

Our net cash provided by operating activities was $104.8 million for the nine months ended September 30, 2013 compared to $153.6 million provided by operating activities for the nine months ended September 30, 2012. The decrease in operating cash flow was primarily due to a $32.7 million decrease in net income, which was primarily impacted in the current period by transaction, integration and other expenses related to the Sealy Acquisition and partially offset by Sealy net income. Our cash flow provided by operating activities was also impacted by decreases due to deferred income taxes resulting from the Sealy Acquisition, offset by working capital improvements during the nine months ended September 30, 2013.

Net cash used by investing activities increased to $1,200.4 million for the nine months ended September 30, 2013, compared to $42.3 million for the nine months ended September 30, 2012. This increase is due to the Sealy Acquisition. Refer to Note 2, “Business Combination”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I for further discussion of the Sealy Acquisition.

Cash flow provided by financing activities was $1,040.5 million for the nine months ended September 30, 2013, compared to cash flow used of $70.4 million for the same period in 2012. This increase is primarily due to new debt facilities put in place  in December 2012 in anticipation of the Sealy Acquisition, which provided $375.0 million from our Senior Notes and $1,525.0 million from our 2012 Credit Agreement and was funded in connection with the closing of the  Sealy Acquisition on March 18, 2013. Proceeds from the Senior Notes and 2012 Credit Agreement were used for the Sealy Acquisition and to repay the 2011 Credit Facility outstanding balance of $696.5 million. In the current period, we also repriced certain portions of  the 2012 Credit Agreement. On May 16, 2013, we completed a repricing of our Term B Facility under the 2012 Credit Agreement, and this repricing was effected through a full repayment of $867.8 million and new borrowing of $742.8 million at the new lower  interest rate. On July 11, 2013, we completed a repricing of our Term A Facility under the 2012 Credit Agreement, and this repricing was effected through a  full repayment of $536.3 million and new borrowing of $536.3 million at the new lower interest rate . Additional borrowings made pursuant to the 2012 Credit Agreement in the nine months ended September 30, 2013 also provided $113.5 million and were used primarily to fund capital expenditures and our working capital needs. Additional repayments made pursuant to the 2012 Credit Agreement in the current period were $155.0 million and were funded by operating activities. Refer to Note 4, “Debt”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I for further discussion of our debt.

Capital Expenditures

Capital expenditures totaled $28.4 million for the nine months ended September 30, 2013 and $38.4 million for the nine months ended September 30, 2012. We currently expect our 2013 capital expenditures to be approximately $50.0 million, and relate to continued strategic investments that we believe will support our future plans.

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

Reconciliation of GAAP net income (loss) to adjusted net income

The following table sets forth the reconciliation of our reported GAAP net income (loss) for the three months ended September 30, 2013 and 2012 to the calculation of adjusted net income for the three months ended September 30, 2013 and 2012:

(in millions, except per share amounts)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
GAAP net income (loss)	$40.2	$(2.0)
Plus:
Transaction costs, net of tax (1)	1.0	2.4
Integration costs, net of tax (1)	5.1	—
Long term debt refinance, net of tax (2)	0.5	—
Adjustment of taxes to normalized rate (3)	(1.9)	—
Tax provision related to repatriation of foreign earnings(4)	—	41.9
Adjusted net income	$44.9	$42.3

GAAP earnings (loss) per share, diluted	$0.65	$(0.03)
Transaction costs, net of tax (1)	0.02	0.04
Integration costs, net of tax (1)	0.08	—
Long term debt refinance, net of tax (2)	0.01	—
Adjustment of taxes to normalize rate (4)	(0.03)	—
Tax provision related to repatriation of foreign earnings(4)	—	0.69
Adjusted earnings per share, diluted	$0.73	$0.70

Diluted shares outstanding	61.6	60.8

(1)	Transaction and integration represent costs, including legal fees, professional fees and other charges to align the businesses related to the Sealy Acquisition.

(2)	Refinance costs represent the interest fees incurred in connection with the refinancing of the Term A Facility which occurred in July 2013.

(3)	Adjustment of taxes to normalize rate represents adjustments associated with the tax impacts of transaction costs.

(4)	Represents tax provision recorded in connection with the repatriation of foreign earnings related to the Sealy Acquisition.

Debt Service

Our debt increased to $1,860.1 million as of September 30, 2013 from $1,025.0 million as of December 31, 2012. Our debt as of December 31, 2012 included $375.0 million of Senior Notes issued in December 2012 to finance a portion of the cost of the Sealy Acquisition. The increase in debt is due to funding of the 2012 Credit Agreement in conjunction with the closing of the Sealy Acquisition, partially offset by the payoff of the remaining balance under the 2011 Credit Facility. After giving effect to $90.0 million in borrowings under the revolver portion of the 2012 Credit Agreement and letters of credit outstanding of $22.4 million, total availability under the revolver was $237.6 million as of September 30, 2013. Refer to Note 4, “Debt”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I for further discussion of our debt.

As of September 30, 2013, we are in compliance with all the financial covenants in our debt agreements. The table below sets forth the calculation of our compliance with the covenant in the 2012 Credit Agreement that requires that we maintain a ratio of less than 5.5 times of consolidated funded debt less qualified cash to adjusted EBITDA through September 30, 2013.  From October 1, 2013 through December 31, 2013 the covenant in the 2012 Credit Agreement requires that we maintain a ratio not greater than 5.25 times for consolidated funded debt less qualified cash to adjusted EBITDA. Both consolidated funded debt and adjusted EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Reconciliation of GAAP net income to EBITDA and adjusted EBITDA

The following table sets forth a mathematical combination related to the calculation of adjusted EBITDA in accordance with the 2012 Credit Agreement. The following table provides useful information about how the 2012 Credit Agreement treats adjusted EBITDA for the period prior to the completion of the Sealy Acquisition, and sets forth a calculation of the Company’s reported GAAP net income to the calculation of EBITDA and adjusted EBITDA for the twelve months ended September 30, 2013:

(in millions)	Combined (A)
EBITDA
GAAP net income	$67.7
Interest expense	140.1
Income taxes	35.9
Depreciation & amortization	92.5
EBITDA	$336.2

Adjustments for financial covenant purposes:
Transaction costs(1)	33.9
Integration costs(1)	14.4
Refinancing charges(2)	2.8
Non-cash compensation(3)	3.1
Restructuring and impairment related charges(4)	8.5
Discontinued operations(5)	3.6
Other(6)	11.7
Adjusted EBITDA	$414.2

(1)	Transaction and integration represent costs related to the Sealy Acquisition, including legal fees, professional fees and costs to align the businesses.

(2)	Refinancing charges represent costs associated with debt refinanced by Sealy prior to the Sealy Acquisition.

(3)	Non-cash compensation represents costs associated with various share-based awards.

(4)	Restructuring and impairment represent costs related to restructuring the Tempur Sealy business and asset impairment costs recognized by Sealy prior to the Sealy Acquisition.

(5)	Discontinued operations represent losses from Sealy’s divested operations prior to the Sealy Acquisition.

(6)	Other represents $7.7 million in cost of sales associated with the revaluation of finished goods inventory related to the purchase price allocation and various immaterial costs.

This information is presented solely for the purpose of providing information to investors regarding our compliance with certain financial covenants in our 2012 Credit Agreement that are based on adjusted EBITDA. This information does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information, and does not reflect future events that may occur after September 30, 2013 or any operating efficiencies or inefficiencies that may result from the Sealy Acquisition and related financing. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that we will experience going forward.

(A) Combined includes the mathematical combination of our historical financial results for the twelve months ended September 30, 2013 and Sealy’s historical financial results for the pre-acquisition period from August 27, 2012 through March 3, 2013. Results for Sealy for periods prior to the Sealy Acquisition do not give effect to any purchase accounting considerations.

Reconciliation of debt to consolidated funded debt less qualified cash

The following table sets forth the reconciliation of our reported debt to the calculation of consolidated funded debt and ratio of the consolidated funded debt less qualified cash to adjusted EBITDA as of September 30, 2013:

As of
(in millions)	September 30, 2013

GAAP basis debt	$1,860.1
Plus:
Letters of credit outstanding	22.4
Consolidated funded debt	1,882.5
Less:
Domestic qualified cash	62.0
Foreign qualified cash	38.8
Consolidated funded debt less qualified cash (1)	$1,781.7

(1)
Qualified cash as defined in the credit agreement equals 100.0% unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Calculation of consolidated funded debt less qualified cash to adjusted EBITDA

The following table calculates our consolidated funded debt less qualified cash to adjusted EBITDA as of September 30, 2013:

As of
($ in millions)	September 30, 2013

Consolidated funded debt less qualified cash	$1,781.7
Adjusted EBITDA	414.2
4.3 times

(1)
The ratio of consolidated debt to adjusted EBITDA was 4.3 times, within our covenant, which requires this ratio be less than 5.5 times from March 18, 2013 through September 30, 2013, and less than 5.25 times from October 1, 2013 through December 31, 2013.

Future Liquidity Sources and Requirements

Our primary sources of liquidity are cash flow from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of September 30, 2013, we had $1,860.1 in total debt outstanding, and our stockholders’ equity was $82.5 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings is expected to be approximately $92.3 million in 2013. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes.

During the fourth quarter of 2013 we expect to make required U.S. federal and state income tax payments of approximately $35.0 million in connection with the repatriation of foreign earnings and certain foreign income tax payments of approximately $25.0 million. Refer to Note 13, “Income Taxes” in our Condensed Consolidated Financial Statements included elsewhere in this report for further discussion of the repatriation of foreign earnings.

In connection with the income tax assessments from the Danish Tax Authority (“SKAT”) with respect to the tax years 2001 through 2007 relating to the royalty paid by one of Tempur Sealy International’s U.S. Subsidiaries, we were notified that SKAT has granted the deferral to 2017 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007. The cumulative total tax assessment for all years is approximately $200.3 million including interest and penalties. We are currently contesting the matter through the Danish National Tax Tribunal. Refer to Note 13, “Income Taxes” in our Condensed Consolidated Financial Statements included elsewhere in this report for further discussion of the matter.

As of September 30, 2013, the fair value of the 8.0% Sealy Notes was $98.6 million, which includes $2.4 million of accreted discount. As of September 30, 2013, the 8.0% Sealy Notes had a carrying value of $98.4 million, which includes $2.4 million of accreted discount less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion. Holders of the 8.0% Sealy Notes may choose to convert to cash the amount outstanding at their discretion prior to maturity. Upon conversion prior to maturity, we would be required to pay the holders within 3 business days after the receipt of the notice of conversion. The conversion of the 8.0% Sealy Notes prior to maturity could have a significant impact on our liquidity.

During the second quarter of 2013, we received $92.7 million in funds from an escrow receivable related to that portion of the 8.0% Sealy Notes which were not converted during the Make-Whole Period, which ended April 12, 2013. We used these funds to reduce our outstanding debt under the 2012 Credit Agreement.

We improved our capital structure in the second quarter of 2013 by repricing the Term B Facility of our 2012 Credit Agreement. Additionally, we made a prepayment of $125.0 million on the Term B Facility. Because a smaller amount of 8.0% Sealy Notes were converted than originally anticipated, we require less debt under our 2012 Credit Agreement than we had originally anticipated when we arranged the financing for the Sealy Acquisition. During the third quarter of 2013, the favorable interest rate environment provided us with an attractive opportunity to reprice the Term A Facility of our 2012 Credit Agreement. As a result of the repricing, current interest rates on the Term A Facility have been reduced by 75 basis points. We believe that these repricings and the lower debt levels will reduce our estimated annual interest expense.  We expect that the fees associated with these repricings will have a payback period of less than one year.

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

At September 30, 2013, total cash and cash equivalents were $126.6 million, of which $62.0 million was held in the U.S. and $64.6 million was held by subsidiaries outside of the U.S. The Company repatriated $130.0 million of foreign cash during the three months ended March 31, 2013. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position. At September 30, 2013, the tax basis of the Company’s investment in its foreign subsidiaries exceeds the Company’s book basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.
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

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at September 30, 2013, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.1 million.  Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

We are exposed to changes in interest rates. Our 2012 Credit Agreement has a variable rate component. On August 8, 2011, we entered into a new four-year interest rate swap agreement to manage interest costs and the risk of changing interest rates associated with a portion of the borrowings outstanding under our credit facilities. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 1.25% on $250.0 million of the outstanding balance as of September 30, 2013 under our 2012 Credit Agreement, with the outstanding balance declining over time. The interest rate swap expires on December 30, 2015. The Company selects the LIBOR-based rate on the hedged portion of our 2012 Credit Agreement during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period.

Interest rate changes impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On September 30, 2013, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $1,195.4 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $12.0 million.
ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.
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

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

10.1
Amendment No. 3, dated as of July 11, 2013, to that certain Credit Agreement, dated as of December 12, 2012, as amended (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on July 12, 2013) (1).

10.2
Tempur Sealy International, Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan, which includes as Exhibit A the Form of Acknowledgement and Award Agreement and as Exhibit B the Election Form under such Plan. (2)

10.3		Form of Stock Option Agreement under the Tempur Sealy International, Inc. 2013 Equity Incentive Plan (Director) (2)
10.4		Tempur Sealy International, Inc. Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on October 23, 2013) (1) (2)
10.5		Tempur Sealy International, Inc. Severance and Retention Plan (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on October 23, 2013) (1) (2)
10.6
Employment and Retention Agreement entered into July 2, 2013 between Sealy Corporation and Lawrence J. Rogers and, for certain purposes, Tempur-Pedic International Inc., with and Effective Date of March 18, 2013(filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013) (1) (2)

31.1		Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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

TEMPUR SEALY INTERNATIONAL, INC.

Date: November 8, 2013	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer