Form 10-K
period 2013-12-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2014-02-21
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Large Accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
The aggregate market value of the common equity held by nonaffiliates of the registrant on June 28, 2013, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $2,620,902,918.
The number of shares outstanding of the registrant’s common stock as of February 21, 2014 was 60,640,581 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, (“Report”) including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which includes information concerning our plans; objectives; goals; strategies; future events; future revenues or performance; the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments; strategic long-term investments; changes in capital expenditures; consumer confidence and the availability of consumer financing; changes in interest rates; litigation and similar issues; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carry forwards; the outcome of pending tax audits or other tax proceedings; financial flexibility; the impact of initiatives to respond to increased levels of competition in our industry; the impact of initiatives to accelerate growth, expand market share and attract sales; efforts to expand business within established accounts, improve account productivity, reduce costs and operating expenses and improve manufacturing productivity; changing commodity costs; initiatives to improve gross margin; the vertical integration of our business; the development, rollout and market acceptance of new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; our ability to further invest in the business and in brand awareness; our ability to meet financial obligations and continue to comply with the terms of our credit facilities, including financial ratio covenants; effects of changes in foreign exchange rates on our reported earnings; our expected sources of cash flow; our ability to effectively manage cash; our ability to align costs with sales expectations; and  our ability to successfully integrate Sealy Corporation (“Sealy”) into the Company’s operations and realize cost and revenue synergies and other benefits from the transaction, including expectations regarding product offerings, growth opportunities, value creation, and financial strength. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 7 of Part II of this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “projects,” “proposed,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Report. There are important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this Report, including under the heading “Risk Factors” under ITEM 1A of Part 1 of this Report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

General

We are the world's largest bedding provider. We develop, manufacture, market, and distribute bedding products, which we sell globally in approximately 100 countries. Our brand portfolio includes many of the most highly recognized brands in the industry, including TEMPUR®, Tempur-Pedic®, Sealy®, Sealy Posturepedic®, Optimum™, and Stearns & Foster®. Our comprehensive suite of bedding products offers a variety of products to consumers across a broad range of channels.

We operate in three business segments: Tempur North America, Tempur International and Sealy. Our Tempur North America segment consists of two U.S. manufacturing facilities in Virginia and New Mexico and our Tempur North America distribution subsidiaries. Our Tempur International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside our Tempur North America and Sealy segments. Our Sealy segment consists of company-owned and operated bedding and component manufacturing facilities located around the world, along with distribution subsidiaries, joint ventures, and licensees.

We sell our products through three distribution channels in each segment: Retail (furniture and bedding retailers, department stores, specialty retailers and warehouse clubs); Direct (e-commerce platforms, company-owned stores, and call centers); and Other (third party distributors, hospitality and healthcare customers).

Our principal executive office is located at 1000 Tempur Way, Lexington, Kentucky 40511 and our telephone number is (800) 878-8889. Tempur Sealy International, Inc. was incorporated under the laws of the State of Delaware in September 2002. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at www.tempursealy.com as soon as reasonably practicable after such reports are electronically filed with the SEC.

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

Acquisition of Sealy

On March 18, 2013, we completed the acquisition of Sealy and its subsidiaries, which manufacture and market a broad range of mattresses and foundations under the Sealy®, Sealy Posturepedic®, Optimum™ and Stearns & Foster® brands. Our acquisition of Sealy (“Sealy Acquisition”) is more fully described in Note 2, “Business Combination”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report. In connection with the Sealy Acquisition, the Company borrowed $1,900.0 million in aggregate principal to fund the purchase price, to repay Sealy's outstanding convertible and non-convertible debt and to repay all outstanding borrowings under the 2011 Credit Facility, which is more fully described in Note 5, “Debt”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

Our Products

We have a comprehensive offering of products that appeal to a broad range of consumers, some of which are covered by one or more patents and/or patent applications. We also routinely introduce new mattress models, launch new products and update our existing mattress products in each of our segments. Our 2014 product introductions include the updated TEMPUR-Cloud® and TEMPUR-Contour™ collections, which feature more TEMPUR® material, an EasyRefresh™ removable cover and a cool-to-the-touch SmartClimate™ system. In addition, our new Stearns & Foster® mattresses will incorporate hybrid and cooling technologies. The updated Optimum® line features gel foam from the top to bottom of each mattress. We also introduced several products in our international markets, including six new Tempur mattresses featuring TEMPUR-BreezeTM technology. Additionally, we offer a range of comfort products which include pillows and other accessories.

Bedding

Our bedding product category includes mattresses, foundations and adjustable foundations and represented 89.2% of our net sales in 2013. Our Tempur North America and Tempur International mattresses are composed of proprietary multi-layer, temperature sensitive, pressure-relieving TEMPUR® material that continuously conforms to the body. Additionally, our Tempur North America and Tempur International segments also offer several foundations and adjustable foundations. Our Sealy segment produces mattresses and foundations across a range of technologies, including innerspring, latex foam, innerspring/foam hybrid and visco-elastic “memory foam” and sells them directly to customers in North and South America. In addition, Sealy brands are represented by joint ventures and licensees throughout the world.

Other

Our other products include pillows, comfort products and components and represented 10.8% of our net sales in 2013.

Our Channels

We sell our products through three channels: Retail, Direct and Other.

Retail

Our Retail channel sells to furniture and bedding retailers, department stores and warehouse clubs, among others and represented 90.5% of net sales in 2013. Our top five customers accounted for approximately 27.5% of our net sales for the year ended December 31, 2013, with one customer in our Tempur North America and Sealy segment (Mattress Firm) accounting for more than 10.0% of our consolidated net sales. The loss of one or more of these customers could negatively impact our profitability.

Direct

Our Direct channel sells directly to consumers through our e-commerce platforms, company-owned stores, and our call centers and represented 4.8% of net sales in 2013.

Other

The Other channel sells to third party, health care and hospitality and represented 4.6% of net sales in 2013. Third party includes sales to distributors in countries where we do not sell directly through our own subsidiaries. Healthcare includes sales to hospitals, nursing homes, healthcare professionals and medical retailers. Hospitality sales include hotels.

Marketing and Sales

Our overall marketing strategy is to drive consumer demand through the use of effective marketing, which varies by segment.

Tempur North America

Our Tempur North America segment sells primarily through the Retail channel, which contributed 92.9% of Tempur North America segment net sales in 2013.Throughout the year, we relied on a series of strategic initiatives, which included: advertising investments, new product introductions and improvements in how we serve our Retail customers to stabilize our Tempur North America Retail channel. During 2013, we reintroduced our highly successful “Ask Me” advertising campaign. In 2014, we plan to drive growth in our Tempur North America segment through investments in new products, marketing and other initiatives.

Tempur International

Our Tempur International segment sells primarily through the Retail channel, which contributed 78.3% of Tempur International segment net sales in 2013. Additionally, our Tempur International net sales are impacted by the number of company-owned stores within the segment. We believe there is significant opportunity to drive sales growth in our Tempur International segment through the expansion of company-owned stores. Our advertising strategy in our Tempur International segment focuses on building brand awareness, which we believe is important to increasing our overall market share.

Sealy

Our Sealy segment sells primarily through the Retail channel, which contributed 93.4% of Sealy segment net sales in 2013. Our Sealy segment focuses on providing quality products with widely-recognized brand names at competitive prices. The advertising strategy for our Sealy segment is largely based on cooperative advertising with our retailers. However, we have also increased national consumer advertising in recent years.

Seasonality

We believe that our sales of products to furniture and bedding stores are typically subject to modest seasonality inherent in the bedding industry with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters. Internationally, we are subject to seasonality with European net sales lower in the third quarter as compared to the other quarters during the year.

Operations

Manufacturing and Distribution. Our products are currently manufactured and distributed through our global network of facilities.

Suppliers. In our Tempur North America and Tempur International segments we obtain the raw materials used to produce our pressure-relieving TEMPUR® material from outside sources. We currently acquire chemicals and proprietary additives for Tempur products from a number of suppliers with manufacturing locations around the world. We expect to continue these supplier relationships for the foreseeable future. We do not consider ourselves dependent upon any single outside vendor as a source of raw materials for Tempur products and believe that sufficient alternative sources of supply for the same or similar raw materials are available. Additionally, we source a portion of the manufacturing of our adjustable bed bases and foundations from third party manufacturers. We do not consider ourselves dependent upon any single outside manufacturer as a source of these products.

In our Sealy segment our raw materials consist of polyurethane foam, polyester, polyethylene foam and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we rely upon a single supplier for certain polyurethane foam components in our Sealy mattress units. These components are purchased under a supply agreement. We also purchase a significant portion of our Sealy foundation parts from third party sources under supply agreements, which require that we maintain certain volume allocations based on a proportional amount of material purchases. These volume allocations do not represent fixed purchase commitments. We are also dependent on a single supplier for the visco-elastic components and assembly of our Optimum™ specialty product lines. Except for our dependence regarding polyurethane foam, visco-elastic components and assembly of our Optimum™ specialty product lines, we do not consider ourselves to be dependent upon any single outside vendor as a source of supply to our bedding business, and we believe that sufficient alternative sources of supply for the same, similar or alternative components are available.

Research and Development. We have four research and development centers, three in the U.S. and one in Denmark, which conduct technology and product development. Additionally, we have a product testing facility that conducts hundreds of consumer tests annually. We believe our consumer-research driven approach to innovation results in best-in-class products that benefit the consumer. Research and development expenses were $21.0 million, $15.6 million and $9.9 million in 2013, 2012 and 2011, respectively.

Industry

We compete in the global bedding industry comprised of mattresses and foundations, pillows and accessories. The mattress market category is comprised of traditional innerspring mattresses, as well as non-innerspring mattresses that include visco-elastic and foam mattresses, innerspring/foam hybrid mattresses, airbeds and latex mattresses. The foundation category is comprised primarily of traditional foundations, but also includes adjustable foundations. The primary distribution channels for mattresses and foundations are retail furniture and bedding stores, as well as department stores, and warehouse clubs. Additionally, the pillow market is comprised of traditional foam and feather pillows, as well as pillows made of visco-elastic, latex, foam, sponge, rubber and down.

The U.S. is the largest market in which we compete. Since 1992, U.S. wholesale bedding sales, which include mattresses and foundations, have grown at a compound annual growth rate, or CAGR, of 5.0%, reaching approximately $6,800.0 million in 2012 according to the International Sleep Products Association (“ISPA”). This growth has been driven by the increase in the U.S. population, natural replacement cycle of mattresses and an increase in the average unit selling prices (“AUSPs”).

The U.S. mattress industry has benefited from a steady increase in AUSP over the past three decades, due in particular to the growth in premium priced non-innerspring mattresses but also due to various other factors including increasing mix of larger sized mattresses sold. As consumers have become increasingly aware of the health benefits of a good night’s sleep, which is often associated with the quality of their mattress, consumers have demonstrated a growing willingness to increase spending for higher quality mattresses and related bedding products. This trend has been further supported by the demographic shift in the population to consumers who are 45-64 years old and typically have a higher level of disposable income. The U.S. mattress industry has responded with the development of new, innovative technologies. Mattresses with enhanced features are typically sold at higher prices than traditional innerspring mattresses.

The traditional mattress innerspring category continues to account for the majority of industry mattress revenues; however the market for non-innerspring mattresses continues to grow. In 2012, traditional innerspring mattresses, excluding foundations, represented approximately $3,700.0 million of the bedding industry, and non-innerspring mattresses, excluding foundations, represented approximately $1,800.0 million of the industry, according to ISPA. The market for non-innerspring mattresses has grown from 22.0% in 2008 to 32.0% in 2012 of the overall U.S. mattress industry, according to ISPA.

The U.S. mattress industry has historically been correlated with the health of the overall economy and approximately 70% of new mattress purchases are typically driven by the replacement cycle. Factors that have shown some level of association with industry sales include overall GDP, housing turnover, personal disposable income, consumer confidence, interest rates and employment levels. As such, during recessionary periods, demand for mattresses declines as consumers reduce spending and delay discretionary purchases. During the most recent recession in 2008 and 2009, wholesale bedding sales experienced the greatest year-over-year decline in the past 20 years. Although demand improved in subsequent years, the increase in units sold was slower than in years following prior recessionary periods. Assuming the health of the overall economy continues to improve, we believe the mattress industry is well positioned for future growth.

Competition

The global bedding industry is highly competitive. We encounter competition from a number of mattress and foundation manufacturers in both domestic and international markets, as well as competition from a number of pillow and other bedding accessories manufacturers. Participants in each of these markets compete primarily on price, quality, brand name recognition, product availability and product performance.

We have a portfolio of brands and a complementary product offering, addressing most all price points, consumer preferences and points of distribution. Our mattress products compete with a number of different types of mattresses, including innerspring mattresses, visco-elastic mattresses, foam mattresses, hybrid innerspring/foam mattresses, futons, air beds and other air-supported mattresses. These competing products are sold through a variety of channels, including furniture and bedding stores, department stores, mass merchants, wholesale clubs, Internet, telemarketing programs, television infomercials and catalogs. The U.S. pillow industry is characterized by a large number of competitors, none of which are dominant, but many of which have greater resources than us.

The U.S. mattress market has experienced consolidation in recent years. We, together with Serta Simmons, collectively accounted for a significant share of the wholesale bedding industry revenues in 2012 based on figures obtained from ISPA and Furniture/Today industry publications. The balance of the mattress market in the U.S. is served by a large number of other manufacturers, including Select Comfort Corporation, which competes in the non-innerspring mattress market and focuses on the air mattress market segment, and many others operating on a regional basis.

The international market for mattresses and pillows is generally served by a large number of manufacturers, primarily operating on a regional basis. These manufacturers offer a broad range of mattress and pillow products.
The highly competitive nature of the mattress and pillow industries means we are continually subject to the risk of loss of market share, loss of significant customers, reductions in margins, and the inability to acquire new customers.

Intellectual Property

Patents and Trademarks

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of many of our mattress and pillow products.

As of December 31, 2013, we held trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. TEMPUR® and Tempur-Pedic® are trademarks registered with the United States Patent and Trademark Office. In addition, we have U.S. applications pending for additional marks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the mark remains in use.

We own thousands of trademarks, tradenames, service marks, logos and design marks, including Sealy®, Stearns & Foster® and Sealy Posturepedic®. We also license the Bassett® tradename in various territories under a long term agreement.

Our licenses include rights for the licensees to use trademarks as well as current proprietary or patented technology utilized by us. We also provide our licensees with product specifications, quality control inspections, research and development, statistical services and marketing programs. Only the New Jersey, Australia, United Kingdom and Jamaica licenses are of perpetual duration (with some rights of termination), while the other licenses are for a set duration or are indeterminate in length and subject to reasonable notice provisions. All licenses have provisions for termination for cause (such as bankruptcy, misuse of the mark or violation of standards), approval of marketing materials, audit rights and confidentiality of proprietary data. With the exception of the Sealy New Jersey license discussed below, the domestic licenses are predominantly trademark licenses. Also, with the exception of the Sealy New Jersey license (which is of perpetual duration), each domestic license is limited by a period of years, all of which are for a length of five years or less.

Licensing

Our Sealy business segment derives income from royalties by licensing Sealy® brands, technology and trademarks to other manufacturers. At December 31, 2013, there were 23 separate license agreements in effect with 8 domestic and 15 foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Rooms To Go (a furniture retailer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Dog Pacer (a dog bed manufacturer), and Mantua Manufacturing Co. (a bed frame manufacturer), Chairworks (a chair manufacturer), Downlite (a pillow manufacturer) and American Textile Company (a comforter and mattress pad manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Under license agreements between Sealy New Jersey and us, Sealy New Jersey has the perpetual right to use certain of our trademarks in the manufacture and sale of Sealy® brand and Stearns & Foster® brand products in selected markets in the United States. In addition, we have a joint venture with Comfort Revolution.

Our foreign license agreements provide exclusive rights to market the Sealy brand in Australia, Thailand, Japan, the United Kingdom, continental Europe, Brazil, Columbia, Paraguay, South Africa, Israel, Saudi Arabia, Jamaica, Venezuela, Honduras and the Dominican Republic. Additionally, we have license agreements in place with our joint ventures including those in Asia, New Zealand and India. These licensing agreements allow us to reduce our exposure to political and economic risk abroad by minimizing investments in those markets.

Our licensing group generates royalties by licensing Sealy® brand technology and trademarks to manufacturers located throughout the world. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. For the period ended March 18, 2013 through December 31, 2013, the licensing group as a whole generated unaffiliated gross royalties of approximately $13.7 million.

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

Our principal waste products are foam and fabric scraps, wood, cardboard and other non-hazardous materials derived from product component supplies and packaging. We also periodically dispose of (primarily by recycling) small amounts of used machine lubricating oil and air compressor waste oil. In the United States, we are subject to federal, state and local laws and regulations relating to environmental health and safety, including the Federal Water Pollution Control Act and the Comprehensive Environmental Response, Compensation and Liability Act. We believe that we are in compliance with all applicable international, federal, state and local environmental statutes and regulations. Except as set forth in “Legal Proceedings”, included in Part I, ITEM 3 of this Report, compliance with international, federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, should not have any material effect upon our capital expenditures, earnings or competitive position. We are not aware of any pending federal environmental legislation which would have a material impact on our operations. Except as set forth in “Legal Proceedings”, included in Part I, ITEM 3 of this Report, we have not been required to make and do not expect to make any material capital expenditures for environmental control facilities in the foreseeable future.

Employees

As of December 31, 2013, we had approximately 6,700 Tempur Sealy employees, with approximately 4,100 in North America, approximately 300 in Denmark and approximately 2,300 in the rest of the world. Approximately 35.0% of our employees are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We consider our overall relations with our workforce to be satisfactory. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2014 through 2016. As of December 31, 2013, our domestic operations employed approximately 400 individuals covered under collective bargaining agreements expiring in 2014. Our international operations employed approximately 300 individuals covered under collective bargaining agreements expiring in 2014.

Executive Officers of the Registrant

This information is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) under the section entitled “Proposal One—Election of Directors—Executive Officers.”

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

Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The U.S. macroeconomic environment remains uncertain and was the primary factor in a slowdown in the mattress industry starting in 2008. In addition, our International segment experienced weakening as a result of general business and economic conditions beginning in 2012. The global economy remains unstable, and we expect the economic environment to continue to be challenging as continued economic uncertainty has generally given households less confidence to make discretionary purchases.

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

As a result of our acquisition of Sealy, our long-term debt outstanding has increased substantially, which, in turn, has increased our leverage (for information regarding these topics, see “Management’s Discussion and Analysis” included in Part II, ITEM 7 of this Report and Note 5, “Debt”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report. Our degree of leverage could have important consequences to our investors, such as:

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

In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities and reduce our flexibility to respond to changing business and economic conditions, which could put us at a competitive disadvantage. Our failure to comply with these covenants may result in an event of default. If such event of default is not cured or waived, we may suffer adverse effects on our operations, business or financial condition, including acceleration of our debt. For further discussion regarding our debt covenants and compliance, refer to “Management’s Discussion and Analysis” included in Part II, ITEM 7 of this Report and Note 5, “Debt”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

Over the last few years, we have had to manage our business both through periods of rapid growth and the uncertain economic environment. A source of our growth within this time frame has been through expanding distribution of our products into new stores, principally furniture and bedding retail stores in the U.S. Some of these retail stores may undergo restructurings, experience financial difficulty or realign their affiliations, which could decrease the number of stores that carry our products. Our future sales growth will increasingly depend on our ability to generate additional sales in our existing accounts in the Retail channel. If we are unable to increase product sales in our existing retail accounts at a sufficient rate overall, our net sales growth could slow or decline.

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

Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance. Our mattresses compete with a number of different types of mattress alternatives in all price categories, including standard innerspring mattresses, viscoelastic mattresses, foam mattresses, hybrid innerspring/foam mattresses, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture and bedding stores, department stores, mass merchants, wholesale clubs, Internet, telemarketing programs, television infomercials and catalogs.

A number of our significant competitors offer mattress and pillow products that compete directly with our products. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. The pillow industry is characterized by a large number of competitors, none of which are dominant, but many of which have greater resources than us. The highly competitive nature of the mattress and pillow industries means we are continually subject to the risk of loss of significant new product launches by our competitors, market share, loss of significant customers, reductions in margins, and the inability to acquire new customers.

Over the last several years, the mattress market has been more competitive than at any time in our experience, which has adversely affected our results. In particular, competitors have expanded into the non-innerspring segments, which has adversely impacted our Tempur North America segment’s market share and margins. In addition, hybrid mattresses sold by competitors can adversely impact sales of our non-innerspring mattresses. The acquisition of Sealy has provided us additional tools allowing us to compete more effectively across the industry, but if this environment continues and our response is not successful, our results would continue to be adversely affected.

Because we depend on our significant customers, a decrease or interruption in their business with us would reduce our sales and profitability.

Our top five customers, collectively, account for more than 25% of our net sales for 2013, with one customer, whose net sales are included in both the Tempur North America and Sealy segments, accounting for more than 10% of our net sales. The credit environment in which our customers operate has been relatively stable over the past few years. However, the continued management of credit risk by financial institutions has caused a decrease in the availability of credit for mattress retailers. In certain instances, this has caused mattress retailers to exit the market or be forced into bankruptcy. Furthermore, many of our customers rely in part on consumers’ ability to finance their mattress purchases with credit from third parties. If customers are unable to obtain financing, they may defer their purchases. We expect that some of the retailers that carry our products may consolidate, undergo restructurings or reorganizations, experience financial difficult, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the impact of volume and other incentive programs related to these customers. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell products to them on favorable terms, if at all. A substantial decrease or interruption in business from these significant customers could result in the loss of future business and could reduce liquidity and profitability.

We are subject to fluctuations in the cost of raw materials, and increases in these costs would reduce our liquidity and profitability.

The bedding industry has been challenged by volatility in the price of petroleum-based and steel products, which affects the cost of polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. Domestic supplies of these raw materials are being limited by supplier consolidation, the impact on the cost of these products as a result of changes in the strength of the dollar compared to other currencies and other forces beyond our control. Certain raw materials that we purchase for production are chemicals and proprietary additives, which are influenced by oil prices. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Given the significance of the cost of these materials to our products, volatility in the prices of the underlying commodities can significantly affect profitability. To the extent we are unable to absorb higher costs, or pass any such higher costs to our customers, our gross margin could be negatively affected, which could result in a decrease in our liquidity and profitability.

We are subject to a pending tax proceeding in Denmark, and an adverse decision would reduce our liquidity and profitability.

We have received income tax assessments from the Danish Tax Authority (“SKAT”). We believe we have meritorious defenses to the proposed adjustments and will oppose the assessments, as necessary in the appropriate Danish venue. We believe the litigation process to reach a final resolution of this matter could potentially extend over the next five years. If we are not successful in defending our position that we owe no additional taxes, we could be required to pay a significant amount to SKAT, which could impair or reduce our liquidity and profitability. For a description of these assessments and additional information with respect to these assessments and the various related legal proceedings, see “Legal Proceedings” included in Part I, ITEM 3 of this Report and Note 13, “Income Taxes”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

Our ability to service our indebtedness depends on our ability to maintain our profitability. We may not be able to maintain our profitability on a quarterly or annual basis in future periods. Further, our profitability will depend upon a number of factors, including without limitation:

•	general economic conditions in the markets in which we sell our products and the impact on consumers and retailers;

•	the level of competition in the mattress and pillow industry;

•	our ability to successfully identify and respond to emerging trends in the mattress and pillow industry;

•	our ability to successfully launch new products;

•	our ability to effectively sell our products through our distribution channels in volumes sufficient to drive growth and leverage our cost structure and advertising spending;

•	our ability to reduce costs, including our ability to align our cost structure with sales in the existing economic environment;

•	our ability to absorb fluctuations in commodity costs;

•	our ability to maintain efficient, timely and cost-effective production and utilization of our manufacturing capacity;

•	our ability to maintain efficient, timely and cost-effective delivery of our products;

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

Each year we invest significant time and resources in research and development to improve our product offerings. In 2013 we had a large number of new product launches, and we expect that trend to continue in 2014 and subsequent years. There are a number of risks inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, introduction costs, the speed of the rollout of the product and manufacturing inefficiencies may be greater than anticipated, which could impact profitability.

We may not be able to successfully integrate and combine Sealy with our business, which could cause our business to suffer.

Our acquisition of Sealy is significant, and we may not be able to successfully integrate and combine the operations, personnel and technology of Sealy with our operations. Because of the size and complexity of Sealy’s business, if we do not successfully manage the integration, we may experience interruptions in our business activities, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration may also impose substantial demands on our management. There is no assurance that improved operating results will be achieved as a result of the Sealy Acquisition or that the businesses of Sealy and Tempur-Pedic will be successfully integrated in a timely manner.

Our advertising expenditures and customer subsidies may not result in increased sales or generate the levels of product and brand name awareness we desire and we may not be able to manage our advertising expenditures on a cost-effective basis.

A significant component of our marketing strategy involves the use of direct marketing to generate brand awareness and sales. Future growth and profitability will depend in part on the cost and efficiency of our advertising expenditures, including our ability to create greater awareness of our products and brand names and determine the appropriate creative message and media mix for future advertising expenditures and to incent the promotion of our products.

Our operating results are increasingly subject to fluctuations, including as a result of seasonality, which could make sequential quarter to quarter comparisons an unreliable indication of our performance and adversely affect the market price of our common stock.

 A significant portion of our net sales are attributable to our Retail channel, particularly net sales to furniture and bedding stores. We believe that our sales of bedding and other products to furniture and bedding stores are subject to seasonality inherent in the bedding industry, with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters, and in Europe, lower in the third quarter. Our net sales may be affected increasingly by this seasonality, particularly as our Retail sales channel continues to grow as a percentage of our overall net sales and, to a lesser extent, by seasonality in our international markets. Our third quarter sales are typically higher than other quarters. This seasonality means that a sequential quarter to quarter comparison may not be a good indication of our performance or of how we will perform in the future.

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

Over one fourth of our net sales were generated outside of the United States in 2013. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between our subsidiaries and their customers and suppliers, as well as among certain subsidiaries. The hedging transactions may not succeed in managing our foreign currency exchange rate risk. Refer to “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, ITEM 7A of this Report.

Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. Except as noted above, we do not enter into hedging transactions to hedge this risk. Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Should currency rates change sharply, our results could be negatively impacted. Refer to “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, ITEM 7A of this Report.

We are subject to risks from our international operations, such as foreign exchange, tariffs, increased costs, political risks and our ability to expand in certain international markets, which could impair our ability to compete and our profitability.

We are a global company, selling our products in approximately 100 countries worldwide. We generated over one fourth of our net sales outside of the United States in 2013, and we continue to pursue additional international opportunities. We also participate in international license and joint venture arrangements with independent third parties. Our international operations are subject to the customary risks of operating in an international environment, including complying with foreign laws and regulations and the potential imposition of trade or foreign exchange restrictions, tariffs and other tax increases, fluctuations in exchange rates, inflation and unstable political situations and labor issues. We are also limited in our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Sealy® bedding products. Fluctuations in the rate of exchange between currencies in which we do business may affect our financial condition or results of operations.

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

We allow consumers to return certain products for comfort reasons. As we expand our sales, our return rates may not remain within our historical levels. A downturn in general economic conditions may also increase our product return rates. An increase in return rates could significantly impair our liquidity and profitability.

We also provide our consumers warranties on our products ranging from 3 to 25 years. However, as we have released new products in recent years, many of which are fairly early in their product life cycles, we may still see significant warranty claims on products still under warranty. Also, in line with our strategy, as we continue to innovate to provide new products to our customers, we could be susceptible to unanticipated risks with our warranty claims, which could impair our liquidity and profitability.

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

We are subject to interest rate risk in connection with the variable rate debt under our debt agreements. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. For information regarding our sensitivity to changes in interest rates, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, ITEM 7A of this Report.

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

We are dependent upon a single supplier for certain structural components and assembly of our specialty product lines within the Sealy brand portfolio. These products are purchased under a supply agreement and are manufactured in accordance with proprietary designs jointly owned by us and the supplier. If we experience a loss or disruption in its supply of these products, we may have difficulty sourcing substitute components on favorable terms. In addition, any alternative source may impair product performance or require Sealy to alter the manufacturing process relating to these products, which could have an adverse effect on profitability.

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

We manufacture and distribute products to our customers from our network of manufacturing facilities located around the world. An interruption in production capabilities at any of these manufacturing facilities could result in our inability to produce our products, which would reduce our net sales and earnings for the affected period. In addition, we generally deliver our products only after receiving the order from the customer or the retailer, and in certain facilities, on a just-in-time basis, and thus do not hold significant levels of inventories. In the event of a disruption in production at any of our manufacturing facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times could be severely affected. For example, a third party carrier could potentially be unable to deliver our products within acceptable time periods due to a labor strike or other disturbance in its business. Any significant delay in deliveries to our customers could lead to increased returns or cancellations and cause us to lose future sales. Any increase in freight charges could increase our costs of doing business and affect our profitability. We have introduced new distribution programs to increase our ability to deliver products on a timely basis, but if we fail to deliver products on a timely basis, we may lose sales which could decrease our liquidity and profitability. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Despite the fact that we maintain insurance covering the majority of these risks, we may in the future experience material plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss.

We may not realize the growth opportunities that are anticipated from our acquisition of Sealy.

The benefits we expect to achieve as a result of the Sealy Acquisition will depend, in part, on our ability to realize anticipated growth opportunities. Our success in realizing these growth opportunities, and the timing of this realization, depends on the successful integration of Sealy’s business and operations with our business and operations. Even if we are able to integrate our business with Sealy’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities we currently expect from this integration within the anticipated time frame or at all. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. In addition, certain retail customers of our combined company could determine that the combined company's business has too much exposure to that retail customer, and reduce focus on our products or otherwise promote competitors’ products more aggressively, which could have a material adverse effect on the combined company's sales and offset the synergies expected from the Sealy Acquisition. Accordingly, the benefits from the Acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue assumptions to be inaccurate.

We may not be able to achieve the full amount of cost synergies that are anticipated, or achieve the cost synergies on the schedule anticipated, from the Sealy Acquisition.

Although we currently expect to achieve in excess of $70.0 million of cumulative cost synergies by 2016, inclusion of the projected cost synergies in this Report should not be viewed as a representation that we in fact will achieve these cost synergies by 2016 or at all.

We currently expect cost synergies to be realized in three primary areas: sourcing and manufacturing, warehouse and distribution, and corporate and other SG&A expenses. Sourcing and manufacturing cost synergies are expected to result from increased purchasing, supply chain and manufacturing efficiencies, principally focused on duplicative efforts, such as lower cost sourcing and combined manufacturing costs as we seek to leverage our combined capabilities and consolidation of purchasing across products. Warehouse and distribution cost synergies are expected to result from consolidation of our and Sealy’s product warehouses and distribution routes resulting in improved route efficiency and distribution integration. Corporate and other SG&A cost synergies are expected to be realized through consolidation of various corporate expenses, including elimination of duplicative services and streamlining of corporate administration.

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

As part of the Sealy Acquisition, we assumed a portion of Sealy’s 8.0% Senior Secured Third Lien Convertible Notes due 2016 (“8.0% Sealy Notes”), which could impact our liquidity, and increases our leverage and risk of default.

A portion of the 8.0% Sealy Notes remain outstanding after completion of the Sealy Acquisition. Holders of the 8.0% Sealy Notes may choose to convert to cash the amount outstanding at their discretion prior to maturity. Upon conversion prior to maturity, we would be required to pay the holders within 3 business days after the receipt of the notice of conversion. The conversion of an unusually large number of the 8.0% Sealy Notes prior to maturity could have a significant impact on our liquidity. For additional information regarding the 8% Sealy Notes, “Management’s Discussion and Analysis” included in Part II, ITEM 7 of this Report and Note 5, “Debt”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

As of December 31, 2013, we had approximately 6,700 full-time employees. Approximately 35.0% of our employees are represented by various labor unions with separate collective bargaining agreements or government labor union contracts for certain international locations. Our North American collective bargaining agreements, which are typically three years in length, expire at various times during any given three year period. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew our various collective bargaining agreements on a timely basis or on favorable terms, or at all. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

Our operations could also be impacted by a number of pending legislative and regulatory proposals to address greenhouse gas emissions in the U.S. and other countries. Certain countries have adopted the Kyoto Protocol. New greenhouse gas reduction targets have been established under the Kyoto Protocol, as amended, and certain countries, including Denmark, have adopted the new reduction targets. This and other international initiatives under consideration could affect our International operations. These actions could increase costs associated with our operations, including costs for raw materials, pollution control equipment and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations, or cash flows.

The three legacy Tempur-Pedic manufacturing locations are certified to ISO 14001:2004. This is a voluntary standard that provides a framework for an environmental management system. Each Tempur-Pedic facility sets site-specific goals for continually improving its performance within this important area. Environmental goals may include reducing energy consumption, improving water conservation, generating less waste, and recycling. Our system is audited by an independent third party to ensure we are making progress toward our stated goals. As part of the integration efforts, is ongoing at Sealy manufacturing facilities to implement similar environmental measures.

We have made and will continue to make capital and other expenditures to comply with environmental and health and safety requirements. With respect to the acquisition of Sealy, we could incur costs related to certain remediation activities. In particular, Sealy is currently addressing the clean-up of environmental contamination at certain of its former facilities. For additional information regarding these remediation activities, Refer to Note 12, “Commitments and Contingencies”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for a discussion of Commitments and Contingencies. In the event of an adverse development or decision by one or more of the governing environmental authorities, additional contamination being discovered with respect to these or other properties or any third parties bringing claims related to these or other properties, these or other matters could have a material effect on our profitability.

Our pension plans are currently underfunded and will be required to make cash payments to the plans, reducing our available cash.

We maintain a domestic noncontributory, defined benefit pension plan covering current and former hourly employees at four of Sealy’s active plants and eight previously closed facilities as well as a Canadian noncontributory, defined benefit pension plan covering the employees of a facility of Sealy’s Canadian operations. We record a liability associated with these plans equal to the excess of the benefit obligation over the fair value of plan assets. If the performance of the assets in these pension plans does not meet our expectations, or if other actuarial assumptions are modified, our future cash payments to the plans could be higher than expected. The domestic pension plan is subject to the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to terminate an underfunded pension plan under limited circumstances. In the event the domestic pension plan is terminated for any reason while it is underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the underfunding.

In addition, hourly employees working at certain of Sealy’s domestic manufacturing facilities are covered by union sponsored retirement and health and welfare plans. These plans cover both active employees and retirees. If a participating employer ceases its contributions to the plan, the unfunded obligations of the plan allocable to the withdrawing employer may be borne by the remaining participant employers. Further, if we withdraw from a multi-employer pension plan in which we participate, we may be required to pay those plans an amount based on our allocable share of the underfunded status of the plan. Such events may significantly impair our profitability and liquidity.

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

The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations. The trading price of our common stock may fluctuate significantly in response to various factors, including but not limited to:

•	actual or anticipated variations in our quarterly operating results, including those resulting from seasonal variations in our business;

•	general economic conditions, such as unemployment, changes in short-term and long-term interest rates and fluctuations in both debt and equity capital markets;

•	introductions or announcements of technological innovations or new products by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to patent, or otherwise protect, our products and technologies;

•	changes in estimates by securities analysts of our financial performance;

•	stock repurchase programs;

•	bankruptcies of any of our major customers;

•	conditions or trends in the mattress industry generally;

•	additions or departures of key personnel;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•
announcements by our competitors or our major customers of their quarterly operating results or announcements by our competitors or our major customers of their views on trends in the bedding industry;

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in potential liabilities, substantial costs, and the diversion of our management’s attention and resources, regardless of the outcome. See “Legal Proceedings” included in Part I, ITEM 3 of this Report.

 Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. All shares of our common stock are freely transferable without restriction or further registration under the Securities Act, except for certain shares of our common stock which were purchased by our executive officers, directors, principal stockholders, and some related parties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding our principal Tempur Sealy facilities at December 31, 2013.

Name	Location	Approximate Square Footage	Title	Type of Facility
Tempur Production USA, LLC	Albuquerque, New Mexico	800,000	Leased	Manufacturing
Tempur Production USA, LLC	Duffield, Virginia	540,000	Owned	Manufacturing
Dan-Foam ApS	Aarup, Denmark	517,000	Owned	Manufacturing
Tempur-Pedic Management, LLC	Lexington, Kentucky	128,000	Owned	Office
Tempur Deutschland GmbH	Steinhagen, German	121,000	Owned	Warehouse
Sealy Mattress Co. of Albany, Inc.	Green Island, New York	257,000	Leased	Manufacturing
Ohio-Sealy Mattress Manufacturing Co.	Conyers, Georgia	278,000	Owned	Manufacturing
Sealy Mattress Company of Illinois	Batavia, Illinois	210,000	Leased	Manufacturing
Sealy Texas Management, Inc.	Brenham, Texas	220,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Denver, Colorado	69,000	Owned (a)	Manufacturing
Sealy Texas Management, Inc.	North Richland Hills, Texas	125,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Trinity, North Carolina	151,000	Owned	Manufacturing
Sealy Mattress Co. of Kansas City, Inc.	Kansas City, Kansas	122,000	Leased	Manufacturing
Sealy Mattress Company	Medina, Ohio	142,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Orlando, Florida	225,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Phoenix, Arizona	252,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Richmond, California	240,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	South Gate, California	178,000	Leased	Manufacturing
Sealy of Minnesota, Inc.	St Paul, Minnesota	89,000	Owned (a)	Manufacturing
Sealy of Maryland and Virginia, Inc.	Williamsport, Maryland	144,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Lacey, Washington	134,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Portland, Oregon	140,000	Owned (a)	Manufacturing
The Ohio Mattress Company and Licensing and Components Group, Inc.	Colorado Springs, Colorado	74,000	Owned (a)	Manufacturing
The Ohio Mattress Company Licensing & Components Group, Inc.	Delano, Pennsylvania	151,000	Owned (a)	Manufacturing
The Ohio Mattress Company Licensing & Components Group, Inc.	Mountain Top, Pennsylvania	210,000	Leased	Manufacturing
The Ohio Mattress Company Licensing & Components Group, Inc.	Rensselaer, Indiana	141,000	Owned (a)	Manufacturing
The Ohio Mattress Company Licensing & Components Group, Inc.	Colorado Springs, Colorado	87,000	Leased	Warehouse
The Ohio Mattress Company Licensing & Components Group, Inc.	Rensselaer, Indiana	32,000	Owned (a)	Warehouse
The Ohio Mattress Company Licensing & Components Group, Inc.	Hometown, Pennsylvania	55,000	Leased	Warehouse
Sealy Mattress Company	Medina, Ohio	15,000	Leased	Warehouse
Sealy Mattress Manufacturing Co. Inc.	Lacey, Washington	134,000	Leased	Warehouse
Sealy Canada, Ltd	Alberta, Canada	145,000	Owned (a)	Manufacturing
Sealy Canada, Ltd	Ontario, Canada	131,000	Leased	Manufacturing
Sealy Canada, Ltd	Quebec, Canada	76,000	Owned (a)	Manufacturing
Sealy Argentina SRL	Buenos Aires, Argentina	85,000	Owned	Manufacturing
Sealy Mattress Company Mexico, S. de R.L. de C.V.	Toluca, Mexico	157,000	Owned	Manufacturing
Sealy do Brasil, Limitada	Sorocaba, Brazil	92,000	Owned (b)	Manufacturing
Sealy Mattress Company of Puerto Rico	Carolina, Puerto Rico	59,000	Owned (a)	Manufacturing
Sealy Uruguay SRL	Montevidea, Uruguay	40,000	Leased	Manufacturing

(a)	We have granted a mortgage or otherwise encumbered our interest in this facility as collateral for secured indebtedness.

(b)	This facility represents our former manufacturing facility in Brazil which is currently being leased to a third party over a period of twelve years.

 In addition to the properties listed above, we have 80 facilities in 20 countries the majority under leases with one to ten year terms. The manufacturing facility in Albuquerque, New Mexico is leased as part of the related industrial revenue bond financing. We have an option to repurchase the property for one dollar upon termination of the lease.

We believe that our existing properties are suitable for the conduct of our business, are adequate for our present needs and will be adequate to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

 (a) Norfolk County Retirement System, Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 20, 2012

Arthur Benning, Jr., Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 25, 2012

On June 20 and 25, 2012, the above suits were filed against the Company and two named executive officers in the United States District Court for the Eastern District of Kentucky, purportedly on behalf of a proposed class of shareholders who purchased the Company’s stock between January 25, 2012 and June 5, 2012. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, false and misleading statements and concealment of material information concerning the Company’s competitive position, projected net sales, earnings per diluted share and related financial performance for the Company’s 2012 fiscal year. The plaintiffs seek damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief. The Company strongly believes that the shareholder suits lack merit and intends to defend against the claims vigorously. The outcome of these matters is uncertain, however, and although the Company does not currently expect to incur a loss with respect to these matters, the Company cannot currently predict the manner and timing of the resolution of the suits, an estimate of a range of losses or any minimum loss that could result in the event of an adverse verdict in these suits, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(b) Sealy Mattress Company of NJ, Inc., David Hertz, individually, as trustee of, respectively, the Allison Lindsay Hertz Trust, the Samuel Douglas Hertz Trust, the Sydney Lauren Hertz Trust, the U/A DTD 08/21/97 Andrew Michael Marcus Trust, the U/A DTD 08/21/97 Julia Robyn Marcus Trust, and the U/A DTD 08/21/97 James Daniel Marcus Trust, and as executor of the Estate of Walter Hertz, Lisa Marcus, Rose Naiman, Michael Shoobs, and Diane Shoobs, individually and as custodian of the Robert S. Shoobs UTMA NJ v. Sealy Corporation, filed June 27, 2013.  With respect to the Sealy Acquisition, holders of approximately 3.1 million shares of Sealy common stock sent notices to Sealy purporting to exercise their appraisal rights in accordance with the Merger Agreement executed on September 26, 2012. In order to preserve these appraisal rights, any such former stockholder was required to commence an appraisal proceeding in the Delaware courts within 120 days after March 18, 2013. Sealy has expressly reserved its rights to contest that any or all of such notices were not delivered timely or otherwise not in the form required under Delaware law. On June 27, 2013, an appraisal proceeding was commenced in the Delaware Court of Chancery (the “Appraisal Action”).  If the fair value of the Sealy common stock formerly held by the former Sealy stockholders seeking the appraisal is determined to be greater than the $2.20 per share paid pursuant to the Merger Agreement, Sealy would be required to pay such difference, plus interest at the statutory rate, which could impact the Company’s financial condition and  liquidity.

(c) Michael Dodson, Alvin Todd, and Henry and Mary Thompson, individually and on behalf of all others similarly situated, Plaintiffs v. Tempur Sealy International, Inc., formerly known as Tempur-Pedic International, Inc. and Tempur-Pedic North America, LLC, Defendants; filed October 25, 2013

On October 25, 2013, a suit was filed against Tempur Sealy International and one of its domestic subsidiaries in the United States District Court for the Northern District of California, purportedly on behalf of a proposed class of “consumers” as defined by Cal. Civ. Code § 1761(d) who purchased, not for resale, a Tempur-Pedic mattress or pillow in the State of California. On November 19, 2013, the Company was served for the first time in the case but with an amended petition adding additional class representatives for additional states. The purported classes seek certification of claims under applicable state laws.

The complaint alleges that the Company engaged in unfair business practices, false advertising, and misrepresentations or omissions related to the sale of certain products. The plaintiffs seek restitution, injunctive relief and all other relief allowed under applicable state laws, interest, attorneys’ fees and costs. The purported classes do not seek damages for physical injuries. The Company believes the case lacks merit and intends to defend against the claims vigorously. This matter is at a very preliminary stage, and the outcome is uncertain. As a result, the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that this matter will not have a material adverse effect on the Company’s financial position or results of operations.

(d) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, and the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2013 for $2.7 million associated with this remediation project.

The Company has also undertaken a remediation of soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Energy and Environmental Protection (“DEEP”) approval of the remediation plan. The Company believes that it has essentially completed its remediation of the site. In 2012, the Company submitted separate closure reports to the Connecticut DEEP for the lower portion of the site and the upper portion of the site.  The Connecticut DEEP approved the Company’s closure report for the upper portion of the site and also gave conditional approval to the Company’s closure report for the lower portion of the site.  The conditional approval for the lower portion closure requires the Company to perform additional water monitoring on the lower portion of the site to demonstrate compliance with applicable standards.  The Company has performed that monitoring and submitted a closure report for the lower parcel to the Connecticut DEEP. The Company has recorded a liability of approximately $0.1 million associated with the completion of the closure of its remediation efforts at the site. The Company believes the contamination is attributable to the manufacturing operations of previous, unrelated, unaffiliated occupants of the facility.

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

In 1998, the Company sold an inactive facility located in Putnam, Connecticut. In 2012, the Company received a letter from the attorney for the current owner of that property claiming that the Company may have some responsibility for an environmental condition on the property. The Company continues to investigate the factual background on this matter, but intends to vigorously defend the claim of the current owner against the Company.

(e) Income tax assessments. The Company has received income tax assessments from the Danish Tax Authority (“SKAT”). The Company believes we have meritorious defenses to the proposed adjustments and will oppose the assessments, as necessary in the appropriate Danish venue. The Company believes the litigation process to reach a final resolution of this matter could potentially extend over the next five years. If the Company is not successful in defending our position that the Company owes no additional taxes, the Company could be required to pay a significant amount to SKAT, which could impair or reduce our liquidity and profitability. For a description of these assessments and additional information with respect to these assessments and the various related legal proceedings, see Note 13, “Income Taxes”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

(f) Other. The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

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

	Price Range
	High	Low
Fiscal 2012
First Quarter	$84.43	$55.18
Second Quarter	87.26	21.02
Third Quarter	34.95	22.35
Fourth Quarter	34.11	24.54

Fiscal 2013
First Quarter	$51.02	$32.11
Second Quarter	50.49	39.44
Third Quarter	47.80	36.12
Fourth Quarter	54.38	37.28

As of February 20, 2014, we had approximately 108 stockholders of record of our common stock.

Dividends

The Company did not pay any dividends in 2013 or 2012. The decision to pay a dividend in future periods is reviewed by our Board of Directors on a periodic basis.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan (1)	3,195,333	$21.48	—
2013 Equity Incentive Plan (2)	53,944	44.04	4,677,737
Equity compensation plans not approved by security holders	—	—	—
Total	3,249,277	$21.86	4,677,737

(1)
In May 2013, our Board of Directors adopted a resolution that prohibited further grants under the 2003 Stock Option Plan. The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the 2003 Equity Incentive Plan includes 180,013 of restricted stock units and deferred stock units. Additionally, this number includes 519,313 performance restricted stock units which reflects a maximum payout of the awards granted. These restricted, deferred and performance restricted stock units are excluded from the weighted average exercise price calculation above.

(2)
The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the 2013 Equity Incentive Plan includes 19,905 of restricted stock units and deferred stock units. Additionally, this number includes 2,430 performance restricted stock units which reflects a maximum payout of the awards granted. These restricted, deferred and performance restricted stock units are excluded from the weighted average exercise price calculation above.

For information regarding the material features of each of the above plans see Note 11, “Stock-based compensation”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

Performance Graph

The following Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

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

The peer issuers included in this graph are set forth below:

New Peer Group

Brunswick Corp.	Harman International Industries, Inc.	Newell Rubbermaid Inc.
Carter's, Inc.	Hasbro, Inc.	Polaris Industries Inc.
Columbia Sportswear Co.	Jarden Corp.	Select Comfort Corp.
Deckers Outdoor Corp.	Leggett & Platt, Inc.	Steelcase Inc.
Dorel Industries Inc.	Lexmark International, Inc.	Tupperware Brands Corp.
Fossil Group, Inc.	Mattress Firm Holding Corp.	Under Armour, Inc.
Gildan Activewear Inc.	Herman Miller, Inc.	Williams-Sonoma, Inc.
Hanesbrands Inc.	Mohawk Industries, Inc.	Wolverine World Wide, Inc.

Old Peer Group

Callaway Golf Company	Herman Miller, Inc.	Steelcase Inc.
Coach, Inc.	Krispy Kreme Doughnuts, Inc.	Tempur-Pedic International Inc.
Columbia Sportswear Company	Nautilus, Inc.	Tiffany & Co.
Ethan Allen Interiors Inc.	Ralph Lauren Corp.	Tupperware Brands Corp.
Fossil, Inc.	Quiksilver, Inc.
Harman International Industries Inc.	Select Comfort Corp.

We decided to use a new peer group for the year ended December 31, 2013. We believe the new peer group more closely reflects our business following the Sealy Acquisition and, as a result, provides a more meaningful comparison of stock performance. In accordance with Securities and Exchange Commission rules, the graph includes both the old peer group and the new peer group. The comparison for each of the periods assumes that $100 was invested on December 31, 2008 in our common stock, the stocks included in the S & P 500 Composite Index and the stocks included in each peer group index and that all dividends were reinvested. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Tempur Sealy International, Inc.	$100.00	$333.29	$565.02	$740.90	$444.15	$761.07
S&P 500	100.00	126.00	146.00	149.00	172.00	228.00
Peer Group - New	100.00	263.80	362.72	574.77	708.22	735.85
Peer Group - Old	100.00	323.05	462.71	787.62	941.48	932.72

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. We have derived our statements of income and balance sheet data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 from our audited financial statements. Our financial statements as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 are included in ITEM 15, under Part IV of this Report.

(in millions, except per common share amounts)
Statement of Income Data:	2013 (1)	2012	2011	2010	2009
Net sales	$2,464.3	$1,402.9	$1,417.9	$1,105.4	$831.2
Cost of sales	1,449.4	688.3	674.8	550.0	437.5
Gross profit	1,014.9	714.6	743.1	555.4	393.7
Operating expense	771.1	466.3	402.6	309.5	248.8
Operating income	243.8	248.3	340.5	245.9	144.9
Interest expense, net	110.8	18.8	11.9	14.5	17.3
Other expense (income), net	5.0	0.3	0.2	0.5	(0.4)
Income before income taxes	128.0	229.2	328.4	230.9	128.0
Income tax provision	(49.1)	(122.4)	(108.8)	(73.7)	(43.0)
Net income before non-controlling interest	78.9	—	—	—	—
Less: income attributable to non-controlling interest	0.3	—	—	—	—
Net income attributable to Tempur Sealy International, Inc.	$78.6	$106.8	$219.6	$157.2	$85.0

Balance Sheet Data (at end of period):
Cash and cash equivalents	$81.0	$179.3	$111.4	$53.6	$14.0
Total assets (2)	2,729.9	1,319.5	838.2	716.0	643.4
Total debt (2)	1,836.5	1,025.0	585.0	407.0	297.5
Redeemable non-controlling interest	11.5	—	—	—	—
Total stockholders' equity	118.6	22.3	30.8	126.0	172.3

Other Financial and Operating Data:
Dividends per common share	$—	$—	$—	$—	$—
Depreciation and amortization (3)	91.5	42.0	51.0	44.0	40.2
Net cash provided by operating activities	98.5	189.9	248.7	184.1	135.0
Net cash used in investing activities	(1,213.0)	(55.0)	(36.1)	(37.5)	(14.3)
Net cash provided by (used in) financing activities	1,013.4	(70.8)	(148.9)	(106.4)	(118.7)
Basic earnings per common share	1.30	1.74	3.27	2.23	1.13
Diluted earnings per common share	1.28	1.70	3.18	2.16	1.12
Capital expenditures	40.0	50.5	29.5	18.1	14.3

(1)
Includes Sealy results of operations from March 18, 2013 through December 31, 2013. Historical periods presented do not include Sealy and as a result, the information may not be comparable. Refer to Note 2, “Business Combination” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for additional information regarding the Sealy Acquisition.

(2)
Includes issuance of $375.0 million of Senior Notes held in escrow at December 31, 2012. The net proceeds from the Senior Notes were used as part of the financing for the Sealy Acquisition. Refer to Note 5, “Debt” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for additional information regarding the Senior Notes.

(3)
Includes $16.9 million, $5.7 million, $16.7 million, $11.6 million, and $8.8 million in non-cash stock-based compensation expense related to restricted stock units, performance restricted stock units, deferred stock units and stock options in 2013, 2012, 2011, 2010, and 2009, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the years ended December 31, 2013, 2012 and 2011, including the following topics:

•	an overview of our business, including the acquisition of Sealy Corporation and its subsidiaries (“Sealy”) that closed on March 18, 2013;

•	the effect of the foregoing on our overall financial performance and condition;

•	our net sales and costs in the periods presented as well as changes between periods; and

•	expected sources of liquidity for future operations.

Business Overview

General

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

We sell our products through three distribution channels in each operating business segment: Retail (furniture and bedding retailers, department stores, specialty retailers and warehouse clubs); Direct (e-commerce platforms, company-owned stores, and call centers); and Other (third party distributors, hospitality and healthcare customers).

Business Segments

We have three reportable business segments: Tempur North America, Tempur International, and Sealy. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. Our Tempur North America segment consists of two U.S. manufacturing facilities and our Tempur North America distribution subsidiaries. Our Tempur International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside our Tempur North America and Sealy segments. Our Sealy segment consists of company-owned and operated bedding and component manufacturing facilities located around the world, along with distribution subsidiaries, joint ventures, and licensees. We evaluate segment performance based on net sales and operating income.

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

Product Innovation

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

Marketing

We will increase our investment in advertising to increase consumer awareness, preference and loyalty for each of our key brands. We will also invest in in-store marketing and direct sales to maximize our sales opportunity driven from national brand and retailer advertising.

New Market Expansion

We will pursue opportunities to expand into new international markets and over time into non-consolidated markets where our brands are currently represented under licensee, joint venture or third party distributor agreements.

Supply Chain (“Easier To Do Business With”)

We are committed to building a world-class supply chain that is “easier to do business with.” Our goal is to improve efficiencies related to purchasing and delivery, as well as inventory management to drive sales growth.

Our strategic growth initiatives will be supported by cost synergies realized from the acquisition of Sealy as well as through our ongoing cost productivity initiatives.

Factors That Could Impact Results of Operations

The factors outlined below could impact our future results of operations. For more extensive discussion of these and other risk factors, please refer to "Risk Factors", under Part I, ITEM1A in this Report.

General Business and Economic Conditions

Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to continue. In light of the macroeconomic environment, we continue to take steps to further align our cost structure with our anticipated level of net sales. We continued to make strategic investments, including: introducing new products; investing in increasing our global brand awareness; extending our presence and improving our Retail account productivity and distribution; investing in our operating infrastructure to meet the requirements of our business; and taking actions to further strengthen our business.

Competition

Participants in the bedding industry compete primarily on price, quality, brand name recognition, product availability, and product performance. We compete with a number of different types of mattress alternatives, including standard innerspring mattresses, viscoelastic mattresses, foam mattresses, hybrid innerspring/foam mattresses, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture and bedding stores, department stores, mass merchants, wholesale clubs, Internet, telemarketing programs, television infomercials, television advertising and catalogs.

Our Tempur North America segment competes in the non-innerspring mattress category and contributes 36.9% of our net sales. Beginning in the second half of 2012, a significant number of new non-innerspring mattress products were introduced in this category and changed the competitive environment of the U.S. bedding industry. Many of these new non-innerspring mattress products have been supported by aggressive marketing campaigns and promotions. As a result of this change, our results have been negatively impacted and we modified our business strategy to compete and expand our market share. Our results could continue to be challenged.

Financial Leverage

As of December 31, 2013, we had $1,836.5 million of debt outstanding, and our stockholders’ equity was $114.0 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available. As of December 31, 2013, our ratio of funded debt less qualified cash to EBITDA was 4.4 times, within the covenant in our debt agreements which limits this ratio to 5.25 times for the year ended December 31, 2013. For more information on this non-GAAP measure, please refer to the section set forth below “Non-GAAP Financial Measures”.

Sealy Integration

Our Sealy Acquisition is significant, and we may not be able to successfully integrate and combine the operations, personnel and technology of Sealy with our operations. Because of the size and complexity of Sealy’s business, if we do not successfully manage integration, we may experience interruptions in our business activities, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration may also impose substantial demands on our management. There is no assurance that improved operating results will be achieved as a result of the Sealy Acquisition or that the businesses of Sealy and Tempur-Pedic will be successfully integrated in a timely manner.

Gross Margins

Our gross margin is primarily impacted by the relative amount of net sales between our business segments. The Sealy segment operates at a significantly lower gross margin than the Tempur North America and Tempur International segments. If Sealy's net sales increase as a percentage of net sales, our gross margin will be negatively impacted. Additionally, our Tempur North America gross margin has historically been lower than that of our Tempur International segment. Our gross margin is also impacted by fixed cost leverage; the cost of raw materials; operational efficiency; product, channel and geographic mix; volume incentives offered to certain retail accounts; and costs associated with new product introductions. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost.

Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization in our manufacturing facilities. If we increase our net sales significantly the effect of this operating leverage could have a significant positive impact on our gross margin. Conversely, if we experience significant decreases in our net sales, the effect of this operating deleverage could have a significant negative impact on our gross margin. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices.

In 2014, we expect gross margin to benefit from cost synergies and leverage, offset by investments in new products and foreign exchange. Floor model shipments will be elevated in the first half of 2014 as we complete our new product roll-outs. However, we expect floor model shipments will be much lower in the second half of 2014. Foreign exchange is also expected to negatively impact gross margin due to our Canadian subsidiaries where a significant portion of their material costs are denominated in U.S. dollars.

New Product Development and Introduction

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

Exchange Rates

As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward contracts to manage a portion of the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between our subsidiaries and their customers and suppliers, as well as between our subsidiaries themselves. These hedging transactions may not succeed in effectively managing our foreign currency exchange rate risk.

Sealy Acquisition

On March 18, 2013, we completed the Sealy Acquisition. Refer to Note 2, “Business Combination”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for a discussion of the Sealy Acquisition. Pursuant to the merger agreement, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the Sealy Acquisition was cancelled and (other than shares held by Sealy or Tempur-Pedic or their subsidiaries or Sealy stockholders who properly exercised their appraisal rights) converted into the right to receive $2.20 in cash. The total purchase price was $1,172.9 million, which was funded using available cash and financing consisting of our 2012 Credit Agreement and Senior Notes. Refer to Note 5, “Debt”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for the definition of these terms and further discussion. The purchase price of Sealy, including debt assumed, consisted of the following items:

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

(3)
The cash consideration for 8.0% Sealy Notes is the result of applying the adjusted equity conversion rate to the 8.0% Sealy Notes tendered for conversion and multiplying the result by the agreed-upon cash per share price of $2.20. The 8.0% Sealy Notes that were converted represented the right to receive the same merger consideration that would have been payable to a holder of 201.0 million shares of Sealy common stock, subject to adjustment in accordance with the terms of the supplemental indenture governing the 8.0% Sealy Notes.

(4)	The cash consideration for Sealy’s 10.875% Senior Notes due 2016 (“Sealy Senior Notes”) reflects the repayment of the outstanding obligation.

(5)	The cash consideration for Sealy’s 8.25% Senior Subordinated Notes due 2014 (“Sealy 2014 Notes”) reflects the repayment of the outstanding obligation.

(6)	Represents the Sealy cash balance acquired at acquisition.

Our Sealy segment manufactures and markets a complete line of bedding products under the Sealy®, Sealy Posturepedic®, Optimum™, and Stearns & Foster® brands. Sealy’s results of operations are reported within our Sealy reportable segment. The combination brings together two highly complementary companies with iconic brands and significant opportunities for global innovation and growth. We will have products for almost every consumer preference and price point, distribution through all key channels, in-house expertise on most key bedding technologies, and a world-class research and development team.

Results of Operations

A summary of our results for the year ended December 31, 2013 include:

•
Earnings per diluted common share (“EPS”) were $1.28 for the full year 2013 compared to $1.70 per diluted share for the full year 2012. The 2013 results include Sealy results for the post-acquisition period from March 18, 2013 to December 31, 2013 and also reflect transaction and integration costs related to the Sealy Acquisition, interest and fees related to our refinancing of our Term A Facility and Term B loans under our senior secured credit facility, as well as tax provision adjustments related to the repatriation of foreign earnings utilized in connection with the Sealy Acquisition. 2012 EPS reflects the tax expense recorded in connection with the anticipated repatriation of foreign earnings together with certain transaction and integration costs related to the Sealy Acquisition, and other restructuring costs.

•
Adjusted EPS were $2.38 for the full year 2013 compared to adjusted EPS $2.61 for the full year 2012. For a discussion and reconciliation of EPS to adjusted EPS, refer to the non-GAAP financial information set forth below under the heading “Non-GAAP Financial Information”.

•
Net income for the full year 2013 was $78.6 million as compared to net income of $106.8 million for the full year 2012. Adjusted net income was $146.4 million for the full year 2013 as compared to adjusted net income of $164.1 million for the full year 2012. For a discussion and reconciliation of net income to adjusted net income, refer to the non-GAAP financial information set forth below under the heading “Non-GAAP Financial Information”.

•
Net sales increased 75.7% to $2,464.3 million for the full year 2013 compared to $1,402.9 million for the full year 2012. The net sales increase was due to the inclusion of $1,114.7 million of Sealy net sales for the post-acquisition period from March 18, 2013 to December 31, 2013.

•
Gross margin was 41.2% for the full year 2013 compared to 50.9% for the full year 2012. The gross margin decreased primarily as a result of the inclusion of Sealy, which has lower margins than the Tempur North America and Tempur International segments, and changes in product mix, offset partially by lower sourcing costs.

•
Operating income was $243.8 million for the full year 2013 as compared to $248.3 million for the full year 2012. Operating income for the full year 2013 included $44.6 million of transaction and integration costs related to the Sealy Acquisition. Excluding these costs, the higher operating income reflects the inclusion of Sealy.

The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Year Ended December 31,
(in millions, except per common share amounts)	2013		2012		2011
Net sales	$2,464.3	100.0%	$1,402.9	100.0%	$1,417.9	100.0%
Cost of sales	1,449.4	58.8	688.3	49.1	674.8	47.6
Gross profit	1,014.9	41.2	714.6	50.9	743.1	52.4
Selling and marketing expenses	522.9	21.2	319.1	22.7	276.9	19.5
General, administrative and other	266.3	10.8	147.2	10.5	125.7	8.9
Equity income in earnings of unconsolidated affiliates	(4.4)	(0.2)	—	—	—	—
Royalty income, net of royalty expense	(13.7)	(0.6)	—	—	—	—
Operating income	243.8	10.0	248.3	17.7	340.5	24.0

Other expense, net:
Interest expense, net	110.8	4.5	18.8	1.3	11.9	0.8
Other expense, net	5.0	0.2	0.3	—	0.2	—
Total other expense	115.8	4.7	19.1	1.3	12.1	0.8

Income before income taxes	128.0	5.3	229.2	16.4	328.4	23.2
Income tax provision	(49.1)	(2.0)	(122.4)	(8.7)	(108.8)	(7.7)
Net income before non-controlling interest	78.9	3.3	106.8	7.7	219.6	15.5
Less: Net income attributable to non-controlling interest	0.3	—	—	—	—	—
Net income attributable to Tempur Sealy International, Inc.	$78.6	3.3%	$106.8	7.7%	$219.6	15.5%

Earnings per common share:
Diluted	$1.28		$1.70		$3.18
Weighted average common shares outstanding:
Diluted	61.6		62.9		69.1

CONSOLIDATED SUMMARY

Net sales and gross profit

(in millions, except percentages)	2013	2012	2011	Percentage change 2013 vs. 2012	Percentage change 2012 vs. 2011
Net sales	$2,464.3	$1,402.9	$1,417.9	75.7%	(1.1)%

Net sales by segment:
Tempur North America	910.0	964.3	1,004.7	(5.6)%	(4.0)%
Tempur International	439.6	438.6	413.2	0.2%	6.1%
Sealy	1,114.7	—	—	—%	—%

Gross profit	1,014.9	714.6	743.1	42.0%	(3.8)%
Gross margin	41.2%	50.9%	52.4%	(9.7)%	(1.5)%

Year ended December 31, 2013 compared to year ended December 31, 2012

Net sales increased $1,061.4 million, or 75.7%. The increase was due to the inclusion of Sealy’s net sales of $1,114.7 million for the post-acquisition period from March 18, 2013 to December 31, 2013. The increase in net sales was partially offset by decreases in our Tempur North America segment in bedding net sales, driven by decreases in our Retail and Direct channels.

Gross profit increased $300.3 million, or 42.0%. Gross margin decreased 9.7%. The increase in gross profit was due to the inclusion of Sealy’s gross profit of $352.4 million at a gross margin of 31.6% for the post-acquisition period from March 18, 2013 through December 31, 2013. Sealy’s gross profit also included an incremental cost of $7.7 million associated with the revaluation of finished goods inventory related to the purchase price allocation of the Sealy Acquisition. The increase in gross profit was also offset by Tempur North America’s gross profit decrease of $56.6 million and gross margin decline of 3.4%. Our gross margin was impacted by the relative amount of net sales between our business segments. The Sealy segment operates at a lower gross margin than the Tempur North America and Tempur International segments. Our gross margin has been negatively impacted as Sealy’s net sales have increased as a percentage of our consolidated net sales. Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in this process. The principal factors impacting gross profit and gross margin for each segment are discussed below in the respective segment discussions.

Year ended December 31, 2012 compared to year ended December 31, 2011

Net sales decreased $15.0 million, or 1.1%. The decrease was due to a $40.4 million decrease in Tempur North America’s net sales, which was partially offset by a $25.4 million increase in Tempur International’s net sales. Tempur North America’s net sales decline was attributed to increased competition in the non-innerspring mattress category and led to several initiatives designed to stabilize Tempur North America’s net sales. Tempur International net sales increased primarily in the Retail channel as a result of expanding points of distribution and investments in our brand awareness.

Gross profit decreased $28.5 million, or 3.8%. Gross margin decreased 1.5%. Tempur North America’s gross profit decreased $50.5 million and gross margin declined 3.1%. Tempur International’s gross profit increased $22.0 million and gross margin increased 1.6%. Our gross margin was impacted by the relative amount of net sales between our business segments. Historically, our Tempur North America gross margin has been lower than that of our Tempur International segment, due in part to the royalty paid by the Tempur North America segment. This intercompany royalty expense was $12.7 million and $12.3 million for the years ended 2012 and 2011, respectively. Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in this process. The principal factors impacting gross profit and gross margin for each segment are discussed below in the respective segment discussions.

OPERATING EXPENSES

Selling and Marketing Expenses

(in millions, except percentages)	2013	2012	2011	Percentage change 2013 vs. 2012	Percentage change 2012 vs. 2011
Total selling and marketing	$522.9	$319.1	$276.9	63.9%	15.2%
As a percent of net sales	21.2%	22.7%	19.5%	(1.5)%	3.2%
Advertising expenses	274.2	164.5	148.8	66.7%	10.6%
As a percent of net sales	11.1%	11.7%	10.5%	(0.6)%	1.2%
Selling and marketing other	248.7	154.6	128.1	60.9%	20.7%
As a percent of net sales	10.1%	11.0%	9.0%	(0.9)%	2.0%

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

Year ended December 31, 2013 compared to year ended December 31, 2012

Selling and marketing expenses increased $203.8 million, or 63.9%, and decreased 1.5% as a percentage of net sales. Our advertising expenses increased $109.7 million, or 66.7%, and remained relatively flat as a percentage of net sales. Sealy’s selling and marketing expenses were $204.5 million, including advertising expenses of $124.8 million, for the post-acquisition period from March 18, 2013 through December 31, 2013. The increase due to Sealy was offset by decreased advertising expenses in our Tempur North America and Tempur International segments. During the first half of 2013, we reduced our Tempur North America advertising expense to align with Tempur North America’s lower net sales. Throughout the second half of 2013 we increased Tempur North America advertising expenses and reintroduced the “Ask Me” campaign as part of our strategic initiatives.

All other selling and marketing expenses increased $94.1 million, or 60.9%, and decreased 0.9% as a percentage of net sales. Sealy’s other selling and marketing expenses was $79.6 million for the post-acquisition period from March 18, 2013 through December 31, 2013. In the current year, we also incurred $3.4 million of other selling and marketing expenses related to the integration of Sealy. The additional increase was due to costs associated with the growth in Tempur International company-owned stores and e-commerce.

Year ended December 31, 2012 compared to year ended December 31, 2011

Selling and marketing expenses increased $42.2 million, or 15.2%, and increased 3.2% as a percentage of net sales. Our advertising expenses increased $15.7 million, or 10.6%, and increased 1.2% as a percentage of net sales. During 2012, consistent with our strategy to align advertising expenses with net sales, we made additional investments in advertising to increase brand awareness to drive future growth in certain key Tempur North America and Tempur International markets.

All other selling and marketing expenses increased $26.5 million, or 20.7%, and increased 2.0% as a percentage of net sales. The increase was due to increases in promotional related expenses of $11.8 million, costs associated with opening additional company-owned stores of $5.0 million, salaries and associated expense of $4.5 million related to additional headcount, and $1.1 million of restructuring charges related to severance. This was offset by a benefit recorded for our performance restricted share units (“PRSUs”) of $2.3 million following our re-evaluation of the probability of meeting certain required financial metrics related to the grants.

General, Administrative and Other Expenses

(in millions, except percentages)	2013	2012	2011	Percentage change 2013 vs. 2012	Percentage change 2012 vs. 2011
General, administrative and other expenses	$266.3	$147.2	$125.7	80.9%	17.1%
As a percent of net sales	10.8%	10.5%	8.9%	0.3%	1.6%
General, administrative and other expenses include salaries and related expenses, information technology, professional fees, depreciation of buildings, furniture and fixtures, machinery, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs.
Year ended December 31, 2013 compared to year ended December 31, 2012

General, administrative and other expenses increased $119.1 million, or 80.9%. The increase was primarily due to the inclusion of Sealy’s $97.3 million of general, administrative and other expenses for the post-acquisition period from March 18, 2013 through December 31, 2013. We also recorded additional expenses of $10.8 million in professional fees related to the Sealy Acquisition and integration of the business. Additionally, salaries and related expenses increased $14.5 million, with the majority of the increase driven by increased stock-based compensation expense. In 2012, we recorded a benefit of $8.0 million for the PRSUs granted in 2011 and 2012 following the re-evaluation of the probability of meeting certain required financial metrics related to the grants.

Research and development expenses for 2013 were $21.0 million compared to $15.6 million for 2012, an increase of $5.4 million, or 34.6%. We plan to continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

Year ended December 31, 2012 compared to year ended December 31, 2011

General, administrative and other expenses increased $21.5 million, or 17.1%. The increase was primarily a result of increased legal and professional fees of $16.1 million, driven by transaction costs related to the Sealy Acquisition of $8.9 million and integration costs of $2.2 million, along with an increase of $5.0 million related to increased litigation costs and strategic initiatives. During 2012, we also incurred an additional $5.2 million related to incremental investments in information technology and associated depreciation expense. Also, in 2011, we recorded a benefit for favorable settlements of indirect taxes with certain regulatory authorities of $3.5 million that did not recur in 2012. These increases were offset by an $8.0 million benefit recorded for PRSUs following our re-evaluation of the probability of meeting certain required financial metrics related to the grants. We expect general, administrative and other expenses to continue to be impacted by transaction and integration costs related to the proposed Sealy Acquisition.

Research and development expenses for 2012 were $15.6 million compared to $9.9 million for 2011, an increase of $5.7 million, or 57.6%.

OPERATING INCOME

(in millions, except percentages)	2013	2012	2011	Percentage change 2013 vs. 2012	Percentage change 2012 vs. 2011
Operating income	$243.8	$248.3	$340.5	(1.8)%	(27.1)%
Operating margin	9.9%	17.7%	24.0%	(7.8)%	(6.3)%

Year ended December 31, 2013 compared to year ended December 31, 2012

Operating income decreased $4.5 million, or 1.8%, and was primarily impacted by the factors discussed above. During the full year 2013, we also recorded royalty income, net of royalty expense, of $13.7 million and equity income in earnings of unconsolidated affiliates of $4.4 million. Our royalty income is based on sales of Sealy® and Stearns & Foster® branded products by various licensees and is offset by royalty expenses we pay to other entities for the use of their names on our Sealy branded products. Our equity income in earnings of unconsolidated affiliates represents our 50.0% interest in the earnings of our Asia-Pacific joint ventures whose purpose is to develop markets for Sealy branded products.

               During the full year 2013, we incurred $18.7 million of transaction expenses and $25.9 million of integration expenses in connection with the Sealy Acquisition. During the full year 2012, we incurred $8.9 million of transaction expenses and $3.7 million of integration expenses in connection with the Sealy Acquisition.

Year ended December 31, 2012 compared to year ended December 31, 2011

Operating income decreased $92.2 million, or 27.1%, and was primarily impacted by the factors discussed above.

INTEREST EXPENSE, NET

(in millions, except percentages)	2013	2012	2011	Percentage change 2013 vs. 2012	Percentage change 2012 vs. 2011
Interest expense, net	$110.8	$18.8	$11.9	489.4%	58.0%

Year ended December 31, 2013 compared to the year ended December 31, 2012

Interest expense, net, increased $92.0 million, or 489.4%. In 2013, we incurred $19.9 million of incremental interest expense and fees on the Senior Notes and 2012 Credit Agreement for the period prior to March 18, 2013, commitment fees associated with financing for the closing of the Sealy Acquisition, and write off of deferred financing costs associated with the 2011 Credit Facility. In addition, we incurred $8.7 million in prepayment fees related to the refinancing of our Term B Facility in the second quarter of 2013. The remaining increase was due to higher debt levels as a result of the Sealy Acquisition.

Year ended December 31, 2012 compared to the year ended December 31, 2011

Interest expense, net, increased $6.9 million, or 58.0%. The increase in interest expense was primarily attributable to an increase in our debt outstanding as of December 31, 2012 compared to our debt outstanding as of December 31, 2011 and an increase in our effective interest rate. Our debt levels increased in anticipation of the Sealy Acquisition, which occurred on March 18, 2013.

INCOME BEFORE INCOME TAXES

(in millions, except percentages)	2013	2012	2011	Percentage change 2013 vs. 2012	Percentage change 2012 vs. 2011
Income before income taxes	$128.0	$229.2	$328.4	(44.2)%	(30.2)%

Year ended December 31, 2013 compared to year ended December 31, 2012

Income before income taxes decreased $101.2 million, or 44.2%. This decrease was a result of the factors discussed above.

Year ended December 31, 2012 compared to year ended December 31, 2011

Income before income taxes decreased $99.2 million, or 30.2%. This decrease was a result of the factors discussed above.

INCOME TAXES

(in millions, except percentages)	2013	2012	2011	Percentage change 2013 vs. 2012	Percentage change 2012 vs. 2011
Income tax	$49.1	$122.4	$108.8	(59.9)%	12.5%
Effective tax rate	38.4%	53.4%	33.1%	(15.0)%	20.3%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Year ended December 31, 2013 compared to year ended December 31, 2012

Our income tax provision decreased $73.3 million and our effective tax rate decreased 15.0%. During 2012, we recorded $48.1 million of additional income tax expense related to our undistributed earnings from non-U.S. operations, which increased our effective tax rate by 21.0%. This was recorded as deferred income tax expense in 2012 and a deferred tax liability at December 31, 2012. During 2013, we undertook a taxable transaction in which we recognized current taxable income based on the earnings of certain of our foreign subsidiaries. The resulting income tax payable was approximately $51.7 million. Consequently, we reclassified the $48.1 million deferred tax liability recorded at December 31, 2012 to current tax payable at December 31, 2013 and recognized an incremental $3.6 million current income tax expense in 2013.

Year ended December 31, 2012 compared to year ended December 31, 2011

Our income tax provision increased $13.6 million and our effective tax rate increased 20.3%.We had made no historical provision for U.S. federal and/or state income tax and foreign withholdings on our undistributed earnings from non-U.S. operations because we intended to reinvest such earnings indefinitely outside of the United States. During 2012, we changed the classification of our undistributed earnings to reflect a change in management’s strategic objectives that could require the repatriation of foreign earnings. As a result of this change, we recognized $48.1 million of additional income tax expense in 2012 to record the applicable U.S. deferred income tax liability. We repatriated non-U.S. cash holdings upon the closing of the proposed Sealy Acquisition.

TEMPUR NORTH AMERICA SEGMENT SUMMARY

(in millions, except percentages)	2013	2012	2011	Percentage change 2013 vs. 2012	Percentage change 2012 vs. 2011
Net sales	$910.0	$964.3	$1,004.7	(5.6)%	(4.0)%

Net sales by channel:
Retail	845.6	876.5	917.6	(3.5)%	(4.5)%
Direct	49.2	76.2	76.0	(35.4)%	0.3%
Other	15.2	11.6	11.1	31.0%	4.5%

Net sales by product:
Bedding	830.4	882.3	916.7	(5.9)%	(3.8)%
Other products	79.6	82.0	88.0	(2.9)%	(6.8)%

Gross profit	392.7	449.2	499.8	(12.6)%	(10.1)%
Gross margin	43.2%	46.6%	49.7%	(3.4)%	(3.1)%

Operating income	67.6	144.4	236.9	(53.2)%	(39.0)%
Operating Margin	7.4%	15.0%	23.6%	(7.6)%	(8.6)%

Year ended December 31, 2013 compared to year ended December 31, 2012

Tempur North America net sales decreased $54.3 million, or 5.6%. The decline was driven by a decrease in bedding net sales of $51.9 million, or 5.9%. Retail channel net sales decreased $30.9 million, or 3.5%. Direct channel net sales also decreased $27.0 million, or 35.4%. During the first half of 2013, Tempur North America decreased advertising expenses to better align with lower net sales. We believe this reduction in advertising had a negative impact on the Retail and Direct channel net sales. Retail net sales decreased in the first half of 2013 as compared to the prior year due to continued competition and decreased advertising spend, but Retail net sales stabilized in the second half of 2013 as we implemented additional strategic initiatives and increased our investments in advertising. The Direct channel performance also declined throughout 2013 due to lower direct to consumer advertising.

Operating income decreased $76.8 million, or 53.2%, and was primarily impacted by the following factors:

•
Gross profit decreased $56.6 million, or 12.6%. Gross margin decreased 3.4%. The decrease in gross margin was due to a 5.3% unfavorable product mix, which includes the impact of initiatives implemented to drive net sales growth. Unfavorable product mix was partially offset by a 2.2% increase as a result of lower sourcing costs and improved supply chain and manufacturing efficiencies.

•
Operating expenses were $325.1 million for the full year 2013, as compared to $304.8 million for the full year 2012, and increased 4.2% as a percentage of net sales due to increased selling and marketing activities, as well as professional fees and stock-based compensation expense incurred following the Sealy Acquisition.

Year ended December 31, 2012 compared to year ended December 31, 2011

Tempur North America net sales decreased $40.4 million, or 4.0%. The decline was driven by a decrease in bedding net sales of $34.4 million, or 3.8%. Retail channel net sales decreased $41.1 million, or 4.5%. Direct channel net sales remained flat. The net sales decline was attributed to increased competition in the non-innerspring mattress category and led to several initiatives designed to stabilize Tempur North America’s net sales. To drive growth in our Tempur North America segment, we implemented various strategic initiatives, which included new product introductions, wholesale mattress price reductions, extension of our mattress warranty to 25 years, and various other initiatives to realign dealer incentives. These initiatives were implemented during the second half of 2012.

Operating income decreased $92.5 million, or 39.0%, and was primarily impacted by the following factors:

•
Gross profit decreased $50.5 million, or 10.1%. Gross margin decreased 3.1%. The decrease in gross margin was due to a 1.7% decrease related to additional promotions and discounts and new product introductions, a 1.4% decrease related to unfavorable product mix and a 0.5% decrease due to fixed cost de-leverage related to lower production volumes. These decreases were partially offset by a 0.5% increase related to sourcing costs.

•
Operating expenses were $304.8 million for the full year 2012, as compared to $262.9 million for the full year 2011, and increased 5.5% as a percentage of net sales. During 2012, we made additional investments in advertising to increase brand awareness to drive growth in certain key Tempur North America markets. In addition, operating expenses increased as a result of transaction costs incurred for the Sealy Acquisition.

TEMPUR INTERNATIONAL SEGMENT SUMMARY

(in millions, except percentages)	2013	2012	2011	Percentage change 2013 vs. 2012	Percentage change 2012 vs. 2011
Net sales	$439.6	$438.6	$413.2	0.2%	6.1%

Net sales by channel:
Retail	344.3	351.5	328.0	(2.0)%	7.2%
Direct	49.5	37.0	24.1	33.8%	53.5%
Other	45.8	50.1	61.1	(8.6)%	(18.0)%

Net sales by product:
Bedding	327.7	332.4	309.8	(1.4)%	7.3%
Other products	111.9	106.2	103.4	5.4%	2.7%

Gross profit	269.8	265.2	243.3	1.7%	9.0%
Gross margin	61.4%	60.5%	58.9%	0.9%	1.6%

Operating income	107.5	103.9	103.6	3.5%	0.3%
Operating margin	24.5%	23.7%	25.1%	0.8%	(1.4)%

Year ended December 31, 2013 compared to year ended December 31, 2012

Tempur International net sales remained flat. On a constant currency basis (1), our Tempur International net sales increased approximately 1.0%. Retail channel net sales decreased $7.2 million, or 2.0%, primarily due to macroeconomic pressure in Europe which was partially offset by growth in our Asia-Pacific and Latin American businesses. Direct channel net sales increased $12.5 million, or 33.8%, due to expanding our points of distribution through an increase in the number of company-owned stores and e-commerce.

Operating income increased $3.6 million, or 3.5%, and was primarily impacted by the following factors:

•
Gross profit increased $4.6 million, or 1.7%. Gross margin increased 0.9%. The increase in gross margin was due to a 1.8% increase related to favorable product mix and a 0.9% decrease related to floor model discounts for new product introductions.

•	Operating expenses were $162.3 million for the full year 2013 and $161.3 million for the full year 2012, remaining flat as a percentage of net sales.

(1)
The references to “constant currency basis” in this Management Discussion & Analysis do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Refer to ITEM 7A under Part II of this Report.

Year ended December 31, 2012 compared to year ended December 31, 2011

Tempur International net sales increased $25.4 million, or 6.1%. On a constant currency basis (1), our Tempur International net sales increased approximately 11.3%. Retail channel net sales increased $23.5 million, or 7.2%, primarily due to expanding points of distribution and investments in our brand awareness. As a result, bedding net sales increased $22.6 million, or 7.3%.

Operating income increased $0.3 million, or 0.3%, and was primarily impacted by the following factors:

•
Gross profit increased $21.9 million, or 9.0%. Gross margin increased 1.6%. The increase in gross margin was due to a 1.3% increase driven by efficiencies in manufacturing and fixed cost leverage related to higher production volumes, as well as a 0.3% increase driven by costs associated with an information technology upgrade at our manufacturing facility in Denmark during 2011 that did not recur in 2012.

•
Operating expenses were $161.3 million for the full year 2012, as compared to $139.7 million for the full year 2011, and increased 3.0% as a percentage of net sales. During 2012, we made additional investments in advertising to increase brand awareness to drive growth in certain key Tempur International markets.

(1)
The references to “constant currency basis” in this Management Discussion & Analysis do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Refer to ITEM 7A under Part II of this Report.

SEALY SEGMENT SUMMARY

(in millions, except percentages)	2013	2012	2011	Percentage change 2013 vs. 2012	Percentage change 2012 vs. 2011
Net sales	$1,114.7	$—	$—	—%	—%

Net sales by channel:
Retail	1,041.4	—	—	—%	—%
Direct	20.5	—	—	—%	—%
Other	52.8	—	—	—%	—%

Net sales by product:
Bedding	1,040.3	—	—	—%	—%
Other products	74.4	—	—	—%	—%

Gross profit	352.4	—	—	—%	—%
Gross margin	31.6%	—%	—%	—%	—%

Operating income	68.7	—	—	—%	—%
Operating margin	6.2%	—%	—%	—%	—%

Sealy’s results are only presented for the post-acquisition period from March 18, 2013 to December 31, 2013.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, business combinations, capital expenditures and working capital needs. At December 31, 2013, we had working capital of $286.0 million, including cash and cash equivalents of $81.0 million as compared to working capital of $611.9 million including $179.3 million in cash and cash equivalents as of December 31, 2012. Working capital as of December 31, 2012 included a $375.0 million receivable from escrow account that was funded with the issuance of proceeds of the Senior Notes. This escrow was released at the closing of the Sealy Acquisition and was used to fund a portion of the purchase price cash consideration. This decrease was primarily offset by the assumption of working capital due to the Sealy Acquisition.

The table below presents net cash provided by (used in) operating, investing and financing activities for the full years 2013, 2012 and 2011.

(in millions)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$98.5	$189.9	$248.7
Investing activities	(1,213.0)	(55.0)	(36.1)
Financing activities	1,013.4	(70.8)	(148.9)

Cash provided by operating activities decreased $91.4 million to $98.5 million for the year ended December 31, 2013, as compared to $189.9 million for the same period in 2012. The decrease in cash provided by operating activities was due to a decrease in net income of $27.9 million, which was primarily impacted in 2013 by transaction, integration and other expenses related to the Sealy Acquisition and partially offset by Sealy net income. Our cash flow provided by operating activities was also impacted by decreases due to income tax payments associated with the repatriation of cash of our non-U.S. subsidiaries resulting from the Sealy Acquisition and other working capital changes during the year ended December 31, 2013. Inventories used cash primarily due to new product launches scheduled for 2014 in our Tempur North America and Sealy segments, which was offset by cash provided from accounts payable. Prepaid expenses and other current assets provided cash due primarily to the return of prepaid interest associated with our Senior Notes. Accounts receivable used cash due primarily to timing of payments from our customers.

Cash used by investing activities increased to $1,213.0 million for the year ended December 31, 2013 as compared to $55.0 million for the year ended December 31, 2012, an increase of $1,158.0 million. This increase is due to the Sealy Acquisition. Refer to Note 2, “Business Combination”, in our Consolidated Financial Statements included in Part II, ITEM 8 for further discussion of the Sealy Acquisition.

Cash provided by financing activities was $1,013.4 million for the year ended December 31, 2013 as compared to $70.8 million for the year ended December 31, 2012. This increase is primarily due to new debt facilities put in place in December 2012 in anticipation of the Sealy Acquisition, which provided $375.0 million from our Senior Notes and $1,525.0 million from our 2012 Credit Agreement and was funded in connection with the closing of the Sealy Acquisition on March 18, 2013. Proceeds from the Senior Notes and 2012 Credit Agreement were used for the Sealy Acquisition and to repay the 2011 Credit Facility outstanding balance of $696.5 million. During 2013, we also repriced certain portions of the 2012 Credit Agreement. On May 16, 2013, we completed a repricing of our Term B Facility under the 2012 Credit Agreement, and this repricing was effected through a full repayment of $867.8 million and new borrowing of $742.8 million at the new lower interest rate. On July 11, 2013, we completed a repricing of our Term A Facility under the 2012 Credit Agreement, and this repricing was effected through a full repayment of $536.3 million and new borrowing of $536.3 million at the new lower interest rate. Additional borrowings made pursuant to the 2012 Credit Agreement in the year ended December 31, 2013 also provided $178.5 million and were used primarily to fund capital expenditures and our working capital needs. Additional repayments made pursuant to the 2012 Credit Agreement in the current period were $204.0 million and were funded by operating activities. Refer to Note 5, “Debt”, in our Consolidated Financial Statements included in Part II, ITEM 8 for further discussion of our debt.

Capital Expenditures

Capital expenditures totaled $40.0 million for the year ended December 31, 2013 and $50.5 million for the year ended December 31, 2012. Capital expenditures in 2013 were lower than expected due to the integration focus of our business. Capital expenditures in 2012 included the new corporate headquarters in Lexington, Kentucky. We currently expect our 2014 capital expenditures to be approximately $65.0 million, and relate to continued strategic investments which we believe will support our future plans.

Non-GAAP Financial Information

We provide information regarding earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, consolidated funded debt less qualified cash, adjusted net income and adjusted earnings per share, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. A reconciliation of our adjusted earnings per share is provided below. We believe that the use of this non-GAAP financial measure provides investors with additional useful information with respect to the impact of transaction and integration costs, and interest expense incurred related to the Sealy Acquisition. A reconciliation of our net income to EBITDA and adjusted EBITDA and a reconciliation of total debt to consolidated funded debt less qualified cash are also provided below. We believe the use of these non-GAAP financial measures provides investors with additional useful information with respect to our debt agreements and our compliance with the related debt covenants.
Reconciliation of net income to adjusted net income
The following table sets forth the reconciliation of our reported net income to the calculation of adjusted net income for the year ended December 31, 2013 and 2012, respectively:

(in millions, except per share amounts)	Year Ended December 31, 2013	Year Ended December 31, 2012
Net income	$78.6	$106.8
Plus:
Transaction costs, net of tax (2)	13.2	6.7
Integration costs, net of tax (1)	37.2	2.5
Long term debt refinance, net of tax (2)	6.5	—
Adjustment of taxes to normalized rate (3)	10.9	—
Tax provision related to repatriation of foreign earnings(4)	—	48.1
Adjusted net income	$146.4	$164.1

Earnings per share, diluted	$1.28	$1.70
Transaction costs, net of tax (1)	0.21	0.11
Integration costs, net of tax (1)	0.60	0.04
Long term debt refinance, net of tax (2)	0.11	—
Adjustment of taxes to normalized rate (3)	0.18	—
Tax provision related to repatriation of foreign earnings (4)	—	0.76
Adjusted earnings per share, diluted	$2.38	$2.61

Diluted shares outstanding	61.6	62.9

(1)	Transaction and integration represents costs, including legal fees, professional fees and other charges to align the businesses related to the Sealy Acquisition.

(2)	Refinance costs represents the interest fees incurred in connection with the refinancing of the Term A Facility which occurred in July 2013.

(3)	Adjustment of taxes to normalized rate represents adjustments associated with the tax impacts of transaction costs.

(4)	Represents tax provision recorded in connection with the repatriation of foreign earnings related to the Sealy Acquisition.

Debt Service

Our debt increased to $1,836.5 million as of December 31, 2013 from $1,025.0 million as of December 31, 2012. Our debt as of December 31, 2012 included $375.0 million of Senior Notes issued in December 2012 to finance a portion of the cost of the Sealy Acquisition. The increase in debt is due to funding of the 2012 Credit Agreement in conjunction with the closing of the Sealy Acquisition, partially offset by the payoff of the remaining balance under the 2011 Credit Facility. After giving effect to $74.5 million in borrowings under the revolver portion of the 2012 Credit Agreement and letters of credit outstanding of $22.9 million, total availability under the revolver was $252.6 million as of December 31, 2013. Refer to Note 5, “Debt”, in our Consolidated Financial Statements included in Part II, ITEM 8 for further discussion of our debt.

As of December 31, 2013, we were in compliance with all of the financial covenants in our debt agreements. The table below sets forth the calculation of our compliance with the covenant in the 2012 Credit Agreement that requires that we maintain a ratio of less than 5.25 times of consolidated funded debt less qualified cash to adjusted EBITDA from October 1, 2013 through December 31, 2013. During 2014, we are required to maintain this ratio at less than: 5.00 times through March 31, 2014; 4.75 times through June 30, 2014; and 4.50 times through December 31, 2014. Both consolidated funded debt and adjusted EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt. Under the terms of our consolidated interest coverage ratio covenant, we are required to maintain a ratio greater than 3.00 times adjusted EBITDA to adjusted interest expense. As of December 31, 2013, our consolidated interest coverage ratio was 4.0 times. In the first quarter of 2014, we will be required to pay $21.9 million as a result of the covenant in the 2012 Credit Agreement that requires we make prepayments based on excess cash flow amounts.

Reconciliation of net income to EBITDA and adjusted EBITDA

The following table sets forth the reconciliation of our reported net income to the calculation of EBITDA for the year ended December 31, 2013:

Year Ended
December 31,
(in millions)	2013
Net income attributable to Tempur Sealy International, Inc.	$75.6
Interest expense	133.2
Income taxes	39.0
Depreciation & amortization	98.6
EBITDA	$346.4

Adjustments for financial covenant purposes:
Transaction costs (1)	25.2
Integration costs (1)	15.3
Refinancing charges (2)	2.4
Non-cash compensation (3)	5.8
Restructuring and impairment related charges (4)	7.8
Discontinued operations (5)	0.6
Other	7.6
Adjusted EBITDA	$411.1

(1)	Transaction and integration represent costs related to the Sealy Acquisition, including legal fees, professional fees and costs to align the businesses.

(2)	Refinancing charges represent costs associated with debt refinanced by Sealy prior to the Sealy Acquisition.

(3)	Non-cash compensation represent costs associated with various share-based awards.

(4)	Restructuring and impairment represent costs related to restructuring the Tempur Sealy business and asset impairment costs recognized by Sealy prior to the Sealy Acquisition.

(5)	Discontinued operations represent losses from Sealy's divested operation prior to the Sealy Acquisition.

Reconciliation of long-term debt to consolidated funded debt less qualified cash

The following table sets forth the reconciliation of our reported debt to the calculation of consolidated funded debt less qualified cash as of December 31, 2013. “Consolidated funded debt” and “qualified cash” are terms used in our 2012 Credit Agreement for purposes of certain financial covenants.

(in millions, except ratio)	As of December 31, 2013
Total debt	$1,836.5
Plus:
Letters of credit outstanding	22.9
Consolidated funded debt	1,859.4
Less:
Domestic qualified cash (1)	$30.9
Foreign qualified cash (1)	$30.1
Consolidated funded debt less qualified cash	$1,798.4

(1)
Qualified cash as defined in the credit agreement equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Calculation of consolidated funded debt less qualified cash to Adjusted EBITDA

The following table calculates our consolidated funded debt less qualified cash to adjusted EBITDA as of December 31, 2013:

(in millions)	As of December 31, 2013
Consolidated funded debt less qualified cash	$1,798.4
Adjusted EBITDA	411.1
4.4 times

(1)
The ratio of consolidated debt less qualified cash to adjusted EBITDA was 4.4 times, within our covenant, which requires this ratio be less than 5.25 times from October 1, 2013 through December 31, 2013.

Stockholders’ Equity

Share Repurchase Program.

During 2013, we did not repurchase any shares of our common stock, and we do not expect that we will complete any additional share repurchases for the foreseeable future. During 2012, we purchased 5.0 million shares of our common stock for a total cost of $150.0 million pursuant to authorizations made by our Board of Directors. On January 23, 2012, our Board of Directors terminated the existing authority under the July 2011 authorization, as amended in October 2011, and approved a new share repurchase authorization of up to $250.0 million of our common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our debt arrangements. This share repurchase program may be limited, suspended or terminated at any time without notice.

Future Liquidity Sources

Our primary sources of liquidity are cash flow from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 31, 2013, we had $1,836.5 million in total debt outstanding, and our stockholders’ equity was $118.6 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings is expected to be approximately $75.0 million in 2014. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes.

In connection with the income tax assessments from the Danish Tax Authority (“SKAT”) with respect to the tax years 2001 through 2007 relating to the royalty paid by one of Tempur Sealy International’s U.S. Subsidiaries, we were notified that SKAT has granted the deferral to 2017 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007. The cumulative total tax assessment for all years is approximately $206.1 million including interest and penalties. We are currently contesting the matter through the Danish National Tax Tribunal. Refer to Note 13, “Income Taxes” in our Consolidated Financial Statements included elsewhere in this Report for further discussion of the matter.

As of December 31, 2013, the fair value of the 8.0% Sealy Notes was $99.9 million, which includes $3.7 million of accreted discount. As of December 31, 2013, the 8.0% Sealy Notes had a carrying value of $99.6 million, which includes $3.7 million of accreted discount less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion. Holders of the 8.0% Sealy Notes may choose to convert to cash the amount outstanding at their discretion prior to maturity. Upon conversion prior to maturity, we would be required to pay the holders within 3 business days after the receipt of the notice of conversion. The conversion of the 8.0% Sealy Notes prior to maturity could have a significant impact on our liquidity.

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

At December 31, 2013, total cash and cash equivalents were $81.0 million, of which $30.9 million was held in the U.S. and $50.1 million was held by subsidiaries outside of the U.S. The Company repatriated $130.0 million of foreign cash during the year ended December 31, 2013. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position. At December 31, 2013, the tax basis of the Company’s investment in its foreign subsidiaries exceeds the Company’s book basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.

Off-Balance Sheet Arrangements

We occupy premises and utilize equipment under operating leases that expire at various dates through 2043. In accordance with generally accepted accounting principles, the obligations under those leases are not recorded on our balance sheet. Many of these leases provide for payment of certain expenses and contain renewal and purchase options. During the year ended December 31, 2013, we recognized lease expenses of $12.1 million.

We are involved in a group of joint ventures to develop markets for Sealy branded products around the world. These joint ventures are not considered to be variable interest entities and are therefore not consolidated for financial statement purposes. We account for our interest in the joint ventures under the equity method, and our net investment of $4.4 million is recorded as a component of other non-current assets within the Consolidated Balance Sheet at December 31, 2013. We believe that any possible commitments arising from these joint ventures will not be significant to our consolidated financial position or results of operations.

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2013 are summarized below:

(in millions)	Payment Due By Period
Contractual Obligations	2014	2015	2016	2017	2018	After 2018	Total Obligations
Senior Notes	$—	$—	$—	$—	$—	$375.0	$375.0
Revolving Credit Facility	—	—	—	—	—	350.0	350.0
Term A Facility	27.5	55.0	55.0	55.0	330.0	—	522.5
Term B Facility	7.4	7.4	7.4	7.4	7.4	700.3	737.3
Sealy 8.0% Notes	—	—	—	—	—	—	0.0
Letters of Credit	22.9	—	—	—	—	—	22.9
Interest payments (1)	76.4	75.0	73.1	70.6	61.2	71.7	428.0
Operating leases	8.9	5.5	5.0	2.9	2.5	5.9	30.7
Capital leases	4.7	4.7	4.3	4.3	2.6	1.5	22.1
Total	$147.8	$147.6	$144.8	$140.2	$403.7	$1,504.4	$2,488.5

(1)	Represents interest payments under our debt agreements outstanding as of December 31, 2013, assuming debt outstanding as of the end of 2013 is not repaid until debt matures.

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

Revenue Recognition. Sales of product are recognized when persuasive evidence of an arrangement exists, title passes to customers and the risks and rewards of ownership are transferred, the sales price is fixed or determinable, and collectability is reasonably assured. We extend volume discounts to certain customers and reflect these amounts as a reduction of net sales.

Our estimates of sales returns are a critical component of our revenue recognition. We recognize sales, net of estimated returns, when the risks and rewards of ownership are transferred to our customers. Estimated sales returns are provided at the time of sale, based on our level of historical sales returns. We allow returns following a sale, depending on the channel and promotion. Our level of sales returns differs by channel, with our Direct channel typically experiencing the highest rate of returns. Our level of returns has been consistent with our estimates and prior years.

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

Business Combinations. Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Refer to Note 2, “Business Combination”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for a discussion of the Sealy Acquisition.

Cooperative Advertising, Rebate and Other Promotional Programs. We enter into agreements with our customers to provide funds for advertising and promotion of our products. We also enter into volume and other rebate programs with our customers. When sales are made to these customers, we record liabilities pursuant to these agreements. We periodically assess these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customers will meet the requirements to receive rebate funds. We generally negotiate these agreements on a customer-by-customer basis. Some of these agreements extend over several periods. Significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed. Subsequent revisions to such estimates are recorded and charged to earnings in the period in which they are identified. Rebates and cooperative advertising are classified as a reduction of revenues and presented within net sales on the accompanying Consolidated Statements of Income. Certain cooperative advertising expenses are reported as a component of selling and marketing expenses in the accompanying Consolidated Statements of Income because we receive an identifiable benefit and the fair value of the advertising benefit can be reasonably estimated.

Warranties. Cost of sales includes estimated costs to service warranty claims. Our estimate is based on our historical claims experience and extensive product testing that we perform from time to time. We provide warranties ranging from 10 to 25 years for mattresses and 3 years for pillows. Because the majority of our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. Our estimate of warranty claims could be adversely affected if our historical experience differs materially from the performance of the product in our product testing. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized.

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

Goodwill and intangible assets with indefinite lives are subject to an annual impairment test as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. Such tests are completed separately with respect to the goodwill of each of our reporting units. Because market prices of our reporting units are not readily available, we make various estimates and assumptions in determining the estimated fair values of those units. Fair value is based on a discounted cash flow approach, with an appropriate risk adjusted discount rate, and a market approach. Significant assumptions inherent in the methodologies are employed and include such estimates as discount rates, growth rates and the selection of peer company multiples. The use of alternative estimates or adjusting the discount rate could affect the estimated fair value of the assets and potentially result in impairment.

We have determined that our reporting units for allocation of goodwill are our Tempur North America, Tempur International and Sealy operating segments. In conducting the impairment test for the Tempur North America and Tempur International operating segments, the fair value of each of the Company’s reporting units is compared to its respective carrying amount including goodwill. The most recent annual impairment tests performed as of October 1, 2013, indicated that the fair values of each of our reporting units and trade names (which has an indefinite life) were substantially in excess of their carrying values. Despite that excess, however, impairment charges could still be required if a divestiture decision were made or other significant economic event were made or occurred with respect to one of our reporting units. Subsequent to our October 1, 2013 annual impairment test, no indications of an impairment were identified. We performed a qualitative analysis of our Sealy operating segment which considered indicators of impairment to evaluate whether the fair value was more-likely-than-not in excess of its carrying value. The key indicators considered include macroeconomic conditions, industry/market considerations, financial performance, cash flow, changes in management, and composition of net assets.

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

We recognize deferred tax assets in our Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. A valuation allowance is recorded against certain deferred tax assets to reduce the consolidated deferred tax asset to an amount that will, more likely than not, be realized in future periods. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of foreign and state tax loss carryforwards, and credits and the expiration dates of such tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances. At December 31, 2013, we have provided valuation allowances for substantially all subsidiaries in a cumulative three year loss position.

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

We protect a portion of our currency exchange exposure with foreign currency forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign currency forward contracts outstanding at December 31, 2013, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $0.1 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign currency forward contracts.

We do not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked-to-market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings.

Interest Rate Risk

We are exposed to changes in interest rates. Our 2012 Credit Agreement has a variable rate component. On August 8, 2011, we entered into a new four-year interest rate swap agreement to manage interest costs and the risk of changing interest rates associated with a portion of the borrowings outstanding under our credit facilities. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 1.25% on $250.0 million of the outstanding balance as of December 31, 2012 under our 2012 Credit Agreement, with the outstanding balance declining over time. The outstanding notional principal amount of the swap reduced to $150.0 million on December 31, 2013. The interest rate swap expires on December 30, 2015. The Company selects the LIBOR-based rate on the hedged portion of our 2012 Credit Agreement during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of other comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, (i.e., the ineffective portion) if any or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period.

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On December 31, 2013, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $1,271.9 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $12.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, ITEM 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2013.

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation of internal control over financial reporting did not include the internal controls of entities that were acquired in 2013, which are included in the 2013 consolidated financial statements and constituted approximately 72% of total assets (inclusive of acquired goodwill, intangible assets, and stepped up fixed assets) as of December 31, 2013, and 45% of net sales for the year then ended. Based on this evaluation under the framework referred to above, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company’s internal control over financial reporting as of December 31, 2013. That report appears on page 56 of this Report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tempur Sealy International, Inc. and Subsidiaries

We have audited Tempur Sealy International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Tempur Sealy International, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sealy Corporation, which is included in the 2013 consolidated financial statements of Tempur Sealy International, Inc. and Subsidiaries and constituted 72% of total assets as of December 31, 2013 and 45% of net sales for the year then ended. Our audit of internal control over financial reporting of Tempur Sealy International, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Sealy Corporation.

In our opinion, Tempur Sealy International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tempur Sealy International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our reported dated February 21, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 21, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders (the Proxy Statement) under the sections entitled “Proposal One—Election of Directors,” and “Board of Directors’ Meetings, Committees of the Board and Related Matters—Corporate Governance,” — "Committees of the Board,” —“Policies Governing Director Nominations,” and “Executive Compensation and Related Information—Section 16(a) Beneficial Ownership Reporting Compliance.”

Information relating to executive officers is incorporated herein by reference from our Proxy Statement under the section entitled “Proposal One—Election of Directors—Executive Officers.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Proposal Two— Ratification of Independent Auditors—Fees for Independent Auditors During Fiscal Year Ended December 31, 2014” and “—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	Financial statements:
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
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

3.2	Amendment to Certificate of Incorporation of Tempur-Pedic International Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 24, 2013). (1)
3.3	Fifth Amended and Restated By-laws of Tempur Sealy International, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed on May 24, 2013). (1)
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
4.4
Supplemental Indenture, dated as of March 18, 2013, among Tempur-Pedic International Inc., the additional Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on March 18, 2013). (1)

4.5
Indenture, dated as of July 10, 2009, by and among Sealy Mattress Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, with respect to Guaranteed Debt Securities (filed as Exhibit 4.1 to Sealy Corporation’s Current Report on Form 8-K (File No. 333-117081) as filed July 16, 2009). (1)

4.6
Supplemental Indenture, dated as of July 10, 2009, by and among Sealy Mattress Company, Sealy Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent, with respect to 8% Senior Secured Third Lien Convertible Notes due 2016 (filed as Exhibit 4.2 to Sealy Corporation’s Current Report on Form 8-K (File No. 333-117081) as filed July 16, 2009). (1)

4.7
Second Supplemental Indenture, dated as of March 18, 2013, by and among Sealy Mattress Company, Sealy Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent, with respect to 8% Senior Secured Third Lien Convertible Notes due 2016 (incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K as filed on March 18, 2013). (1)

4.8
Third Supplemental Indenture, dated as of March 18, 2013, by and among Sealy Mattress Company, Sealy Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent, with respect to 8% Senior Secured Third Lien Convertible Notes due 2016 (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K as filed on March 18, 2013). (1)

10.1
Amendment No. 2 dated December 12, 2012, to that certain Amended and Restated Credit Agreement dated as of June 28, 2012 (filed as Exhibit 10.3 to Registrant’s Annual Report on Form 10-K as filed on February 1, 2013). (1)

10.2	Commitment Letter dated September 26, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on September 27, 2012). (1)
10.3
Letter Agreement dated as of September 26, 2012 between Sealy Holding LLC and Tempur-Pedic International Inc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on October 30, 2012). (1)

10.4	Credit Agreement dated as of December 12, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 12, 2012). (1)
10.5	Purchase Agreement dated December 12, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 19, 2012). (1)
10.6	Escrow and Security Agreement dated as of December 19, 2012 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 19, 2012). (1)
10.7
Amendment No. 1, dated as of March 13, 2013, to that certain Credit Agreement, dated as of December 12, 2012 (filed as Exhibit 10.6 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-189063) as filed on July 12, 2013). (1)

10.8
Amendment No. 2, dated as of May 16, 2013, to that certain Credit Agreement, dated as of December 12, 2012 (filed as Exhibit 10.7 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-189063) as filed on July 12, 2013). (1)

10.9
Amendment No. 3, dated as of July 11, 2013, to that certain Credit Agreement, dated as of December 12, 2012, as amended (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on July 12, 2013). (1)

10.10
Bond Purchase Agreement, dated October 26, 2005, by and among Tempur World LLC, Tempur Production USA, Inc. and Bernalillo County (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006).(1)

10.11
Trust Indenture, dated September 1, 2005, by and between Bernalillo County and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.12
Mortgage, Assignment, Security Agreement and Fixture Filing, dated as of October 27, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.13
Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.14	Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on July 28, 2010). (1)(2)
10.15
Tempur Sealy International, Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan, which includes as Exhibit A the Form of Acknowledgement and Award Agreement and as Exhibit B the Election Form under such Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 8, 2013). (1)(2)

10.16
Form of Stock Option Agreement under the Tempur Sealy International, Inc. 2013 Equity Incentive Plan (Director) (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 8, 2013). (1)(2)

10.17	Tempur Sealy International, Inc. 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on October 23, 2013) (1)(2)
10.18	Tempur Sealy International, Inc. Severance and Retention Plan (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on October 23, 2013) (1)(2)
10.19	Tempur-Pedic International Inc. 2002 Stock Option Plan (filed as Exhibit 10.5 to the Registrant’s registration statement on Form S-4 (File No. 333-109054-02) as filed on September 23, 2003). (1)(2)
10.20
Amended and Restated Tempur-Pedic International Inc. 2003 Equity Incentive Plan (filed as Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-31922) as filed on March 25, 2009). (1)(2)

10.21
First Amendment to the Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Registration Proxy Statement on Schedule 14A (File No. 001-31922) as filed on March 25, 2009). (1)(2)

10.22	Tempur-Pedic International Inc. 2013 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-31922) as filed on April 12, 2013). (1)(2)
10.23	Tempur-Pedic International Inc. Long-term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on February 19, 2010). (1)(2)
10.24	Amended and Restated Annual Incentive Bonus Plan for Senior Executives (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on April 27, 2010). (1)(2)

10.25
Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery (filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 ((File No. 333-109054-02) as filed on October 31, 2003). (1)(2)

10.26
Employment and Noncompetition Agreement dated as of December 1, 2004, between Tempur-Pedic International Inc. and Matthew D. Clift (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 2, 2004). (1)(2)

10.27
Employment Agreement dated as of July 18, 2006 between Tempur-Pedic International Inc. and Richard Anderson (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed November 7, 2006). (1)(2)

10.28
Amended and Restated Employment Agreement dated March 5, 2008 by and among Tempur-Pedic International Inc., Tempur World, LLC and Dale E. Williams (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed March 7, 2008). (1)(2)

10.29
Employment and Noncompetition Agreement dated as June 30, 2008, between Tempur-Pedic International Inc. and Mark Sarvary (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on June 30, 2008). (1)(2)

10.30
Employment and Non-Competition Agreement by and between Tempur-Pedic International Inc. and Lou Hedrick Jones dated as of June 1, 2009) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on July 27, 2009). (1)(2)

10.31
Employment and Non-Competition Agreement by and between Tempur-Pedic International Inc. and Brad Patrick dated as of September 1, 2010) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on October 28, 2010). (1)(2)

10.32
Employment and Noncompetition Agreement dated as of February 4, 2013, between Tempur-Pedic International Inc. and W. Timothy Yaggi (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on February 4, 2013). (1)(2)

10.33
Employment and Retention Agreement entered into July 2, 2013 between Sealy Corporation and Lawrence J. Rogers and, for certain purposes, Tempur-Pedic International Inc., Effective as of March 18, 2013 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q as filed August 2, 2013). (1)(2)

10.34	Form of Stock Option Agreement under the 2003 Equity Incentive Plan (filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1)(2)
10.35	Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (EVP) (filed as Exhibit 9.1 to Registrant’s Current Report on Form 8-K as filed on May 19, 2008). (1)(2)
10.36
Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director) (filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K as filed on February 12, 2009). (1)(2)

10.37
Form of Stock Option Agreement under the United Kingdom Approved Share Option Sub Plan to the 2003 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed on April 30, 2009). (1)(2)

10.38	Form of Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on February 19, 2010). (1)(2)
10.39	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on February 19, 2010). (1)(2)
10.40	Form of Stock Option Agreement (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on February 19, 2010). (1)(2)
10.41
Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director) (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on July 28, 2010). (1)(2)

10.42
Stock Option Agreement dated as of March 12, 2004 between Tempur-Pedic International Inc. and Nancy F. Koehn (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 17, 2004). (1)(2)

10.43
Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and David Montgomery (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1)(2)

10.44
Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and Dale E. Williams (filed as Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1)(2)

10.45
Stock Option Agreement dated February 5, 2008 between Tempur-Pedic International, Inc. and Richard Anderson (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on May 6, 2008). (1)(2)

10.46	Stock Option Agreement dated June 30, 2008 between Tempur-Pedic International Inc. and Mark Sarvary (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on June 30, 2008). (1)(2)
10.47	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (Director) (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q as filed on November 8, 2013). (1)(2)
10.48
Amended and Restated Sealy Corporation Bonus Plan dated April 14, 2010 (filed as Exhibit 10.43 to Sealy Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 30, 2010 (File No, 1-8738) as filed on June 29, 2010). (1)

10.49
Sealy Profit Sharing Plan, Amended and Restated, dated January 23, 2008 (filed as Exhibit 10.38 to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended November 28, 2010 (File No, 1-8738) as filed on January 21, 2011). (1)

10.50
Amendment No. 1 to the Sealy Profit Sharing Plan dated May 8, 2009 (filed as Exhibit 10.39 to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended November 28, 2010 (File No, 1-8738) as filed on January 21, 2011). (1)

10.51
Amendment No. 2 to the Sealy Profit Sharing Plan dated November 30, 2010 (filed as Exhibit 10.40 to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended November 28, 2010 (File No, 1-8738) as filed on January 21, 2011). (1)

10.52
Amended and Restated Sealy Corporation Benefits Equalization Plan dated December 18, 2008 (filed as Exhibit 10.44 to Sealy Corporation’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (File No, 1-8738) as filed on January 15, 2009). (1)

21.1	Subsidiaries of Tempur Sealy International, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, , pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)
101.0
The following materials from Tempur-Pedic International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' Equity,  (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

TEMPUR SEALY INTERNATIONAL, INC. (Registrant)

Date: February 21, 2014	By:	/S/ MARK SARVARY
Mark Sarvary President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on the 21st of February, 2014, on behalf of the registrant and in the capacities indicated.

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
Robert B. Trussell, Jr.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tempur Sealy International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tempur Sealy International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tempur Sealy International, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tempur Sealy International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 21, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 21, 2014

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)

	Year Ended December 31,
	2013	2012	2011
Net sales	$2,464.3	$1,402.9	$1,417.9
Cost of sales	1,449.4	688.3	674.8
Gross profit	1,014.9	714.6	743.1
Selling and marketing expenses	522.9	319.1	276.9
General, administrative and other expenses	266.3	147.2	125.7
Equity income in earnings of unconsolidated affiliates	(4.4)	—	—
Royalty income, net of royalty expense	(13.7)	—	—
Operating income	243.8	248.3	340.5

Other expense, net:
Interest expense, net	110.8	18.8	11.9
Other expense, net	5.0	0.3	0.2
Total other expense	115.8	19.1	12.1

Income before income taxes	128.0	229.2	328.4
Income tax provision	(49.1)	(122.4)	(108.8)
Net income before non-controlling interest	78.9	106.8	219.6
Less: net income attributable to non-controlling interest	0.3	—	—
Net income attributable to Tempur Sealy International, Inc.	$78.6	$106.8	$219.6

Earnings per common share:
Basic	$1.30	$1.74	$3.27
Diluted	$1.28	$1.70	$3.18
Weighted average common shares outstanding:
Basic	60.3	61.5	67.1
Diluted	61.6	62.9	69.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2013	2012	2011
Net income before non-controlling interest	$78.9	$106.8	$219.6
Other comprehensive (loss) income before tax, net of tax:
Foreign currency translation adjustments, net of tax	(10.6)	8.2	(7.8)
Net change in unrecognized (loss) on interest rate swap, net of tax	1.3	(1.1)	(0.7)
Pension benefits, net of tax	3.2	—	—
Other comprehensive (loss) income, net of tax	(6.1)	7.1	(8.5)
Comprehensive income	72.8	113.9	211.1
Less: Comprehensive income attributable to non-controlling interest	0.3	—	—
Comprehensive income attributable to Tempur Sealy International, Inc.	$72.5	$113.9	$211.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31, 2013	December 31, 2012
ASSETS

Current Assets:
Cash and cash equivalents	$81.0	$179.3
Accounts receivable, net	349.2	136.3
Inventories	199.2	93.0
Receivable from escrow	—	375.0
Prepaid expenses and other current assets	53.7	41.4
Deferred income taxes	44.4	2.6
Total Current Assets	727.5	827.6
Property, plant and equipment, net	411.6	186.0
Goodwill	759.6	216.1
Other intangible assets, net	750.1	63.1
Deferred income taxes	10.9	10.4
Other non-current assets	70.2	16.3
Total Assets	$2,729.9	$1,319.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$191.2	$85.8
Accrued expenses and other current liabilities	208.4	87.9
Deferred income taxes	0.8	26.5
Income taxes payable	1.5	15.5
Current portion of long-term debt	39.6	—
Total Current Liabilities	441.5	215.7
Long-term debt	1,796.9	1,025.0
Deferred income taxes	286.1	31.4
Other non-current liabilities	75.3	25.1
Total Liabilities	2,599.8	1,297.2

Redeemable non-controlling interest	11.5	—

Stockholders' Equity
Common stock, $0.01 par value, 300.0 shares authorized; 99.2 shares issued as of December 31, 2013 and 2012	1.0	1.0
Additional paid in capital	396.5	379.0
Retained earnings	927.9	849.3
Accumulated other comprehensive loss	(13.7)	(7.6)
Treasury stock at cost; 38.6 and 39.5 shares as of December 31, 2013 and 2012, respectively	(1,193.1)	(1,199.4)
Total Stockholders’ Equity	118.6	22.3
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,729.9	$1,319.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

		Tempur Sealy International, Inc. Stockholders' Equity
		Common Shares		Treasury Shares
	Redeemable non-controlling interest	Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2010	$—	99.2	$1.0	30.7	$(712.6)	$320.9	$522.9	$(6.2)	$126.0
Net income							219.6		219.6
Derivative instruments accounted for as hedges, net of reclassification adjustment								(0.7)	(0.7)
Foreign currency adjustments								(7.8)	(7.8)
Purchase of non-controlling interest									—
Exercise of stock options				(1.8)	21.3	5.0			26.3
Tax adjustments related to stock compensation						19.2			19.2
Treasury stock repurchased				6.5	(368.5)				(368.5)
Amortization of unearned stock-based compensation						16.7			16.7
Balance, December 31, 2011	$—	99.2	$1.0	35.4	$(1,059.8)	$361.8	$742.5	$(14.7)	$30.8
Net income							106.8		106.8
Derivative instruments accounted for as hedges, net of tax of $(0.7)								(1.1)	(1.1)
Foreign currency adjustments, net of tax of $(2.7)								8.2	8.2
Exercise of stock options				(0.9)	10.4	1.0			11.4
Tax adjustments related to stock compensation						10.5			10.5
Treasury stock repurchased				5.0	(150.0)				(150.0)
Amortization of unearned stock-based compensation						5.7			5.7
Balance, December 31, 2012	$—	99.2	$1.0	39.5	$(1,199.4)	$379.0	$849.3	$(7.6)	$22.3
Acquisition of redeemable non-controlling interest	11.2
Net income							78.6		78.6
Net income attributable to non-controlling interest	0.3
Adjustment to pension liability, net of tax of ($2.0)								3.2	3.2
Derivative instruments accounted for as hedges, net of tax of $(0.8)								1.3	1.3
Foreign currency adjustments								(10.6)	(10.6)
Exercise of stock options				(0.6)	6.9	1.8			8.7
Issuances of PRSUs, RSUs, and DSUs				(0.3)	6.4	(6.4)			—
Tax adjustments related to stock compensation						5.2			5.2
Treasury stock repurchased					(7.0)				(7.0)
Amortization of unearned stock-based compensation						16.9			16.9
Balance, December 31, 2013	$11.5	99.2	$1.0	38.6	$(1,193.1)	$396.5	$927.9	$(13.7)	$118.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$78.9	$106.8	$219.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.6	36.3	34.3
Amortization of stock-based compensation	16.9	5.7	16.7
Amortization of deferred financing costs	7.4	1.4	1.0
Write-off of deferred financing costs	4.7	—	—
Bad debt expense	1.3	2.5	1.6
Deferred income taxes	(49.1)	38.4	(8.5)
Dividends received from unconsolidated affiliates	2.5	—	—
Equity income in earnings of unconsolidated affiliates	(4.4)	—	—
Non cash interest expense on convertible notes	3.7	—	—
Loss on sale of assets	0.8	0.3	—
Foreign currency adjustments and other	0.1	1.8	1.2
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(30.1)	5.3	(30.2)
Inventories	(34.5)	0.1	(18.5)
Prepaid expenses and other current assets	27.9	(29.4)	(2.8)
Accounts payable	28.1	14.3	21.7
Accrued expenses and other	4.4	11.6	3.9
Income taxes payable	(34.7)	(5.2)	8.7
Net cash provided by operating activities	98.5	189.9	248.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(1,172.9)	(4.5)	(4.6)
Purchases of property, plant and equipment	(40.0)	(50.5)	(29.5)
Other	(0.1)	—	(2.0)
Net cash used in investing activities	(1,213.0)	(55.0)	(36.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 credit agreement	2,992.6	—	—
Repayments of 2012 credit agreement	(1,658.3)	—	—
Proceeds from issuance of senior notes	375.0	—	—
Proceeds from 2011 credit facility	46.5	352.0	821.5
Repayments of 2011 credit facility	(696.5)	(287.0)	(643.5)
Proceeds from exercise of stock options	8.7	11.4	26.3
Excess tax benefit from stock based compensation	5.4	10.5	19.2
Treasury shares repurchased	(7.0)	(152.6)	(365.9)
Payments of deferred financing costs	(52.0)	(2.3)	(6.2)
Other	(1.0)	(2.8)	(0.3)
Net cash provided by (used in) financing activities	1,013.4	(70.8)	(148.9)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2.8	3.8	(5.9)
(Decrease) increase in cash and cash equivalents	(98.3)	67.9	57.8
CASH AND CASH EQUIVALENTS, beginning of period	179.3	111.4	53.6
CASH AND CASH EQUIVALENTS, end of period	$81.0	$179.3	$111.4

Supplemental cash flow information:
Cash paid during the period for:
Interest	$92.1	$37.1	$8.0
Income taxes, net of refunds	$96.4	$80.1	$84.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business. Tempur Sealy International, Inc., a Delaware corporation, together with its subsidiaries, is a U.S. based, multinational company. The term “Tempur Sealy International” refers to Tempur Sealy International, Inc. only, and the term “Company” refers to Tempur Sealy International, Inc. and its consolidated subsidiaries.

The Company develops, manufactures, markets and sells bedding products, which include mattresses, foundations and adjustable bases, and other products, which include pillows and other accessories. The Company also derives income from royalties by licensing Sealy® brands, technology and trademarks to other manufacturers. Additionally, the Company participates in several joint ventures in the Asia Pacific region, as well as a joint venture in the U.S. with Comfort Revolution International, LLC (“Comfort Revolution”). The Company sells its products through three sales channels: Retail, Direct and Other.

On March 18, 2013, the Company completed the acquisition of Sealy Corporation  and its historical subsidiaries (“Sealy”), which manufactures and markets a broad range of mattresses and foundations under the Sealy®, Sealy Posturepedic®, OptimumTM and Stearns & Foster® brands. The Company’s acquisition of Sealy (“Sealy Acquisition”) is more fully described in Note 2, “Business Combination”. The results of operations for Sealy are reported within the Company’s Sealy reportable segment and includes results from March 18, 2013 to December 31, 2013 in the Company’s results for the year ended December 31, 2013.

As a result of the Sealy Acquisition, the Company’s Consolidated Financial Statements include the results of Comfort Revolution, a 45.0% owned joint venture. Comfort Revolution constitutes a variable interest entity (“VIE”) for which the Company is considered to be the primary beneficiary due to the Company's disproportionate share of the economic risk associated with its equity contribution, debt financing and other factors that were considered in the related-party analysis surrounding the identification of the primary beneficiary. The operations of Comfort Revolution are not material to the Company’s Consolidated Financial Statements.

(b) Basis of Consolidation. The accompanying financial statements include the accounts of Tempur Sealy International and its 100.0%‑owned subsidiary companies and Comfort Revolution. Intercompany balances and transactions have been eliminated. The equity method of accounting is used for joint ventures and investments in associated companies over which the Company has significant influence, but does not have effective control and consolidation is not otherwise required under the Financial Accounting Standards Board’s (“FASB”) authoritative guidance surrounding the consolidation of VIEs. The Company’s equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

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

(d) Fair Value Measurements. The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(e) Foreign Currency. Assets and liabilities of non-U.S. subsidiaries, whose functional currency is the local currency, are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the financial statements of foreign subsidiaries are included in accumulated other comprehensive loss (“OCL”), a component of stockholders’ equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchanges rates on the transaction date and on the settlement date.

(f) Derivative Financial Instruments. The Company is required to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated, and is effective, as a hedge and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Unrealized gains and losses related to a hedge are either recognized in income immediately to offset the realized gain or loss on the hedged item or are deferred and reported as a component of accumulated OCL in stockholders' equity and subsequently recognized in net income when the hedged item affects net income. The change in fair value of the ineffective portion of a financial instrument is recognized in net income immediately, as well as, the gain or loss related to financial instruments that are not designated as hedges.

Derivative financial instruments are used in the normal course of business to manage interest rate and foreign currency exchange risks. Credit risk is managed through the selection of sound financial institutions as counterparties. The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are adjusted to their fair value through earnings. Refer to Note 7, “Derivatives” for further discussion.

The Company is exposed to changes in interest rates on its 2012 Credit Facility. In order to manage risks related to borrowings under its credit facilities, on August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. The Company designated this interest rate swap as a cash flow hedge of floating rate borrowings. The effective portion of the change in the value of the swap is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of the effectiveness are recognized as interest expense, net during the period. Refer to Note 7, “Derivatives” for further discussion.

(g) Cash and Cash Equivalents. Cash and cash equivalents consist of all highly liquid investments with initial maturities of three months or less.

(h) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

	December 31,
(in millions)	2013	2012
Finished goods	$126.7	$68.5
Work-in-process	10.0	7.9
Raw materials and supplies	62.5	16.6
	$199.2	$93.0

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     (i) Property, Plant and Equipment. Property, plant and equipment are carried at cost at acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives (in years)
Buildings	25-30
Computer equipment and software	3-5
Leasehold improvements	4-7
Machinery equipment	3-7
Office furniture and fixtures	5-7

Leasehold improvements are amortized over the shorter of the life of the lease or seven years. The Company allocates depreciation and amortization to cost of sales and within each line item of operating expenses.

(j) Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale).

(k) Goodwill and Other Intangible Assets. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate an impairment may have occurred. The Company performs an annual impairment test on all existing goodwill and other indefinite lived assets on October 1 of each year and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company reviewed goodwill for impairment based on its identified reporting units, which include the Company’s Tempur North America, Tempur International and Sealy operating segments. In conducting the impairment test for the Tempur North America and Tempur International operating segments, the fair value of each of the Company’s reporting units is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. The Company’s determination of fair value of the reporting units is based on a discounted cash flow approach, with an appropriate risk adjusted discount rate, and a market approach. Any identified impairment would result in an adjustment to the Company’s results of operations. Given the proximity of the annual impairment test to the acquisition date, the Company performed a qualitative analysis for its Sealy reporting unit, which considered indicators of impairment to evaluate whether the fair value was more-likely-than-not in excess of its carrying value. The key indicators considered include macroeconomic conditions, industry/market considerations, financial performance, cash flow, changes in management, and composition of net assets. The Company also tests its indefinite-lived intangible assets, principally trademarks, for impairment using a “relief-from-royalty” method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates. The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in 2013, 2012 and 2011, none of which resulted in the recognition of impairment charges. For further information on goodwill and other intangible assets refer to Note 3, “Goodwill and Other Intangible Assets”.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(l) Accrued Sales Returns. The Company allows product returns through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

The Company had the following activity for accrued sales returns from December 31, 2011 to December 31, 2013:

(in millions)
Balance as of December 31, 2011	$5.3
Amounts accrued	45.4
Returns charged to accrual	(45.6)
Balance as of December 31, 2012	5.1
Amounts accrued	104.8
Liabilities assumed as a result of acquisition	19.9
Returns charged to accrual	(101.1)
Balance as of December 31, 2013	$28.7

(m) Warranties. The Company provides warranties on certain products, which vary based by segment, product and brand. Estimates of warranty expenses are based primarily on historical claim experience and product testing. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized.

The following summarizes the Company’s warranty terms:

Segment	Product/Brand	Warranty Term (in years)
Tempur North America	Mattresses	25, prorated (1)
Tempur North America	Pillows	3
Tempur International	Mattresses	15, prorated (1)
Tempur International	Pillows	3
Sealy	Mattresses	10 - 25, prorated (2)

(1)	The last 10 years of warranty period are prorated on a straight-line basis.

(2)	Products have various warranty terms, generally non-prorated for the first 10 to 15 years and then prorated for the balance of the warranty term.

The Company had the following activity for warranties from December 31, 2011 to December 31, 2013:

(in millions)
Balance as of December 31, 2011	$4.3
Amounts accrued	6.0
Warranties charged to accrual	(5.5)
Balance as of December 31, 2012	4.8
Amounts accrued	22.7
Liabilities assumed as a result of acquisition	21.4
Warranties charged to accrual	(22.8)
Balance as of December 31, 2013	$26.1

As of December 31, 2013 and December 31, 2012, $14.9 million and $1.9 million are included as a component of accrued expenses and other current liabilities and $11.2 million and $2.9 million are included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty costs by segment in determining its estimate of future warranty obligations.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 (n) Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. The Company accounts for uncertain foreign and domestic tax positions utilizing a proscribed recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

(o) Revenue Recognition. Sales of products are recognized when persuasive evidence of an arrangement exists, title passes to customers and the risks and rewards of ownership are transferred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company extends volume discounts to certain customers, as well as promotional allowances, floor sample discounts, commissions paid to retail associates and slotting fees and reflects these amounts as a reduction of sales. The Company also reports sales net of tax assessed by qualifying governmental authorities. The Company extends credit based on the creditworthiness of its customers. No collateral is required on sales made in the normal course of business.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Consolidated Balance Sheets was $19.3 million and $8.2 million as of December 31, 2013 and 2012, respectively.

The Company reflects all amounts billed to customers for shipping and handling in net sales and the costs incurred from shipping and handling product in cost of sales. Amounts included in net sales for shipping and handling were approximately $12.5 million, $4.9 million and $6.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amounts included in cost of sales for shipping and handling were $142.5 million, $99.7 million and $101.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(p) Cost of Sales. Costs associated with net sales are recorded in cost of sales. Costs of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Costs of sales also include shipping and handling costs associated with the delivery of goods to customers and costs associated with internal transfers between plant locations.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(q) Cooperative Advertising, Rebate and Other Promotional Programs. The Company enters into agreements with customers to provide funds for advertising and promotions. The Company also enters into volume and other rebate programs with customers. When sales are made to these customers, the Company records liabilities pursuant to these agreements. The Company periodically assesses these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or will meet the requirements to receive rebate funds. The Company generally negotiates these agreements on a customer-by-customer basis. Some of these agreements extend over several periods. Significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed. Subsequent revisions to such estimates are recorded and charged to earnings in the period in which they are identified. Rebates and cooperative advertising are classified as a reduction of revenues and presented within net sales on the accompanying Consolidated Statements of Income. Certain cooperative advertising expenses are reported as components of selling and marketing expenses in the accompanying Consolidated Statements of Income because the Company receives an identifiable benefit and the fair value of the advertising benefit can be reasonably estimated.

(r) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $274.2 million, $164.5 million and $148.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Advertising costs include expenditures for shared advertising costs that the Company reimburses to customers under its integrated and cooperative advertising programs. Cooperative advertising costs paid to customers are recorded as a component of selling and marketing expenses within the Consolidated Statements of Income to the extent of the estimated fair value when the customer provides proof of advertising. The Company periodically assesses the liabilities recorded for cooperative advertising based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $8.5 million and $8.2 million as of December 31, 2013 and 2012, respectively.

(s) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and are included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were approximately $21.0 million, $15.6 million and $9.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(t) Debt Issuance Costs. The Company capitalizes costs associated with the issuance of debt and amortizes these costs as additional interest expense over the lives of the debt instruments using the effective interest method. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs. Additional expense arising from such prepayments during the year ended December 31, 2013 was $4.7 million.

     (u) Royalty Income and Expense. The Company recognizes royalty income based on sales of Sealy® and Stearns & Foster® branded products by various licensees. The Company also pays royalties to other entities for the use of their names on products produced by the Company. Royalty income net of royalty expense was $13.7 million for the year ended December 31, 2013.

(v) Stock-Based Compensation. The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Stock-based compensation cost for restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and deferred stock units (“DSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost as expense for awards other than its PRSUs ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its PRSUs over the requisite service period if it is probable that the performance conditions will be satisfied. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. Further information regarding stock-based compensation can be found in Note 11, “Stock-Based Compensation.”

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(w) Treasury Stock. The Board of Directors may authorize share repurchases of the Company’s common stock (“Share Repurchase Authorizations”). Share Repurchase Authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company, and a committee of the Board, deem appropriate. Shares repurchased under Share Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee share-based award plans. Treasury shares are accounted for under the cost method and reported as a reduction of stockholders’ equity. Share Repurchase Authorizations may be suspended, limited or terminated at any time without notice.

(x) Self-Insurance. The Company is self-insured for certain losses related to medical claims with excess loss coverage of $0.4 million per claim per year. The Company also utilizes large deductible policies to insure claims related to general liability, product liability, automobile, and workers’ compensation. The Company’s recorded liability for workers’ compensation represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated workers' compensation liability is undiscounted and is established based upon analysis of historical and actuarial estimates, and is reviewed by the Company and third party actuaries on a quarterly basis to ensure that the liability is appropriate. As of December 31, 2013 $5.4 million of the recorded undiscounted liability is included in accrued expenses and other current liabilities and $9.5 million is included in other non-current liabilities within the accompanying Consolidated Balance Sheets.

(y) Environmental Cost. Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, under the FASB’s authoritative guidance on environmental remediation liabilities. Expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred. Liabilities are recorded when environmental assessments are made or the requirement for remedial efforts is probable, and the costs can be reasonably estimated. The timing of accruing for these remediation liabilities is generally no later than the completion of feasibility studies. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

(z) Pension Obligations. The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at four of its active Sealy plants and eight previously closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.

(aa) Supply Agreements. The Company from time to time enters into long term supply agreements with its customers to sell its branded products to customers in exchange for minimum sales volume or a minimum percentage of the customer's sales or space on the retail floor. Such agreements generally cover a period of two to five years. Initial cash outlays by the Company for such agreements are capitalized and amortized generally as a reduction of sales over the life of the contract. The majority of these cash outlays are ratably recoverable upon contract termination. Such capitalized amounts are included in prepaid expenses and other current assets and non-current assets in the Company's Consolidated Balance Sheets.

(ab) Reclassifications. The Company has reclassified certain prior-period amounts in the Consolidated Financial Statements to conform to current period presentation. The reclassifications were not material and do not materially impact previously reported subtotals within the Consolidated Financial Statements for any period presented.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(2) Business Combination

On March 18, 2013, the Company completed the Sealy Acquisition. Pursuant to the merger agreement, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the Sealy Acquisition was cancelled and (other than shares held by Sealy or Tempur-Pedic or their subsidiaries or Sealy stockholders who properly exercised their appraisal rights) converted into the right to receive $2.20 in cash. The total purchase price was $1,172.9 million, which was funded using available cash and financing consisting of the Company’s 2012 Credit Agreement and Senior Notes (see Note 5, “Debt” for the definition of these terms and further discussion). The purchase price of Sealy consisted of the following items:

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

(2)
The cash consideration for share-based awards is the product of the agreed-upon cash per share price of $2.20 and the total number of RSUs and DSUs outstanding and the “in the money” stock options net of the weighted average exercise price.

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

The Company incurred $18.7 million of direct transaction costs for the year ended December 31, 2013, respectively. These costs are included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. In addition, the Company incurred $19.9 million of incremental interest expense for the year ended December 31, 2013. This includes interest and other fees on the Senior Notes and the 2012 Credit Agreement for the period prior to March 18, 2013. The incremental interest expense also included commitment fees associated with financing for the closing of the Sealy Acquisition, and the write off of deferred financing costs associated with the 2011 Credit Facility.

The Sealy segment manufactures and markets a complete line of bedding products under the Sealy®, Sealy Posturepedic®, OptimumTM and Stearns & Foster® brands. The results of operations of Sealy and Sealy’s historical subsidiaries are reported within the Company’s Sealy reportable business segment.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company accounted for the Sealy Acquisition using the acquisition method. The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of March 18, 2013. The Company is continuing to obtain information to determine the acquired assets and liabilities, including tax assets, liabilities and other attributes. The components of the preliminary purchase price allocation are as follows:

(in millions)
Accounts receivable	$185.0
Inventory	75.1
Prepaid expenses and other current assets	22.8
Accounts payable	(77.9)
Accrued expenses	(137.2)
Property, plant and equipment	242.9
Other assets	32.6
Identifiable intangible assets:
Indefinite-lived trade names	521.2
Contractual retailer/distributor relationships	91.1
Developed technology, including patents	87.1
Customer databases	3.9
Optimum™ trade name	2.3
Deferred income taxes, net	(232.8)
Sealy 8.0% Notes	(96.2)
Redeemable non-controlling interest	(11.3)
Other liabilities	(77.5)
Goodwill	541.8
Net consideration transferred	$1,172.9

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

The contractual retailer/distributor relationships pertain to Sealy’s distribution network with their retailers, which are governed by contract. The Company used the income approach through an excess earnings analysis to determine the preliminary fair value of this asset.

The developed technology assets are comprised of know-how, patents and technologies embedded in Sealy’s products and processes and relate to currently manufactured and marketed products. The Company applied the income approach through a relief-from-royalty analysis to determine the preliminary fair value of this asset.

The Company is amortizing the identifiable intangible assets, other than the indefinite-lived trade name, on a straight-line basis over the weighted average lives ranging from 5 to 15 years.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the preliminary valuation and amortization period of identifiable intangible assets:

(in millions)	Preliminary Valuation	Amortization Period
Identifiable intangible assets:
Trade names	$521.2	Indefinite
Contractual retailer/distributor relationships	91.1	15 years
Developed technology, including patents	87.1	10 years
Customer databases	3.9	5 years
Optimum™ trade name	2.3	5 years
Total	$705.6

The Company estimated the preliminary fair value of the acquired property, plant and equipment using a combination of the cost and market approaches, depending on the component. The preliminary fair value of property, plant and equipment consisted of real property of $101.1 million and personal property of $141.8 million.

The excess of the purchase price over the preliminary estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Sealy Acquisition. These benefits include a comprehensive portfolio of iconic brands, complementary product offerings, enhanced global footprint, and attractive synergy opportunities and value creation. None of the goodwill is expected to be deductible for income tax purposes and is entirely allocated to the Sealy reportable business segment.

The following unaudited pro forma information presents the combined financial results for the Company and Sealy as if the Sealy Acquisition had been completed at the beginning of the Company’s prior year, January 1, 2012. Prior to the Sealy Acquisition, Sealy used a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The pro forma financial information set forth below for the year ended December 31, 2013 includes Sealy’s pro forma information for the combined twelve month period from December 3, 2012 through March 3, 2013 and April 1, 2013 through December 29, 2013 and the twelve month period November 28, 2011 through December 2, 2012, respectively.

	Year Ended
	December 31,
(in millions, except earnings per common share)	2013	2012
Net sales	$2,757.2	$2,750.8
Net income	$90.9	$51.2
Earnings per common share – Diluted	$1.49	$0.81

The information above does not include the pro forma adjustments that would be required under Regulation  S-X for pro forma financial information, and does not reflect future events that may occur after December 31, 2013 or any  operating efficiencies or inefficiencies that may result from the Sealy Acquisition and related financing. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.

(3) Goodwill and Other Intangible Assets

During the year ending December 31, 2013, the Company’s goodwill increased by $541.8 million related to the Sealy Acquisition. This amount is subject to change based upon the finalization of the allocation of the consideration transferred to the assets acquired and liabilities assumed related to Sealy.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes changes to the Company’s goodwill, by reportable business segment:

(in millions)	Total	Tempur North America	Tempur International	Sealy
Balance as of December 31, 2011	$213.3	$108.5	$104.8	$—
Goodwill resulting from acquisitions	2.2	—	2.2	—
Foreign currency translation adjustments	0.6	0.4	0.2	—
Balance as of December 31, 2012	216.1	108.9	107.2	—
Goodwill resulting from acquisitions	541.8	—	—	541.8
Foreign currency translation adjustments	1.7	(1.2)	0.1	2.8
Balance as of December 31, 2013	$759.6	$107.7	$107.3	$544.6

The following table summarizes information relating to the Company’s other intangible assets:

($ in millions)		December 31, 2013			December 31, 2012
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade name		$575.3	$—	$575.3	$55.0	$—	$55.0
Amortized intangible assets:
Contractual distributor relationships	15	$90.0	$4.7	$85.3	$—	$—	$—
Technology	10	89.5	21.8	67.7	16.0	16.0	—
Patents, other trademarks, & other trade names	5-20	27.4	12.2	15.2	12.9	9.9	3.0
Customer database	5	8.8	5.5	3.3	4.9	4.9	—
Foam formula	10	3.7	3.7	—	3.7	3.7	—
Reacquired rights	3	5.4	5.4	—	5.8	5.3	0.5
Customer relationships	5	6.8	3.5	3.3	6.7	2.1	4.6
Total		$806.9	$56.8	$750.1	$105.0	$41.9	$63.1

Amortization expense relating to intangible assets for the Company was $15.2 million, $5.4 million and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any period.

Annual amortization of intangible assets is expected to be as follows:

(in millions)
Year Ending December 31,
2014	$18.8
2015	18.8
2016	18.7
2017	17.9
2018	17.3

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(4) Unconsolidated Affiliate Companies

The Company is involved in a group of joint ventures to develop markets for Sealy® branded products in Asia, New Zealand and India. The Company’s ownership interest in these joint ventures is 50.0% and is accounted for under the equity method. The Company’s net investment of $7.8 million at December 31, 2013 is recorded in other non-current assets within the accompanying Consolidated Balance Sheets. The Company’s share of earnings for the year ended December 31, 2013 is recorded in equity in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

The tables below present summarized financial information for joint ventures:

(in millions)	2013
Current assets	$39.1
Non-current assets	5.7
Current liabilities	31.7
Non-current liabilities	—

(in millions)	2013
Revenues	$67.9
Gross profit	45.0
Income from operations	10.9
Net income	8.9
(5) Debt

Debt for the Company consists of the following:

(in millions)	December 31, 2013	December 31, 2012
$375.0 million Senior Notes, interest at 6.875%, due December 15, 2020	$375.0	$375.0
Revolving credit facility, interest at Base Rate plus applicable margin, 2.25% or LIBOR plus applicable margin, 3.25% as of December 31, 2013, commitment through and due March 18, 2018	74.5	—
Term A Facility, interest at Base Rate plus applicable margin 1.5%, or LIBOR plus applicable margin, 2.5% as of December 31, 2013, commitment through and due March 18, 2018	522.5	—
Term B Facility, interest at Base Rate plus applicable margin 1.75%, or LIBOR plus applicable margin, 2.75% as of December 31, 2013, commitment through and due March 18, 2020	737.3	—
8.0% Sealy Notes, due July 15, 2016	99.6	—
Capital lease obligations and other	27.6	—
2011 Domestic long-term revolving credit facility payable to lenders, interest at Base Rate or LIBOR plus applicable margin, 2.05% as of December 31, 2012, extinguished as of March 18, 2013	—	650.0
	1,836.5	1,025.0
Less current portion	(39.6)	—
	$1,796.9	$1,025.0

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the Company’s issuance of the Senior Notes, $8.4 million of deferred financing costs were capitalized and are being amortized over seven years using the effective interest method.

2012 Credit Agreement

On December 12, 2012, Tempur Sealy International and certain subsidiaries of Tempur Sealy International as borrowers and guarantors, entered into a credit agreement (the “2012 Credit Agreement”) with a syndicate of banks. The 2012 Credit Agreement initially provided for (i) a revolving credit facility of $350.0 million (the “Revolver”), (ii) a term A facility of $550.0 million (the “Term A Facility”) and (iii) a term B facility of $870.0 million (the “Term B Facility”). The Revolver includes a sublimit for letters of credit and swingline loans, subject to certain conditions and limits. The Revolver and the Term A Facility will mature on March 18, 2018 and the Term B Facility will mature on March 18, 2020. The Revolver, the Term A Facility and the Term B Facility closed and funded in connection with the Sealy Acquisition on March 18, 2013. In the first and second quarters of 2013, the outstanding balance of the Term A Facility and the Term B Facility were reduced by regularly scheduled payments. Additionally, on May 16, 2013, the outstanding balance of the Term B Facility was reduced by a voluntary prepayment of $125.0 million. After giving effect to $90.0 million in borrowings under the revolver portion of the 2012 Credit Agreement and letters of credit outstanding of $22.9 million, total availability under the revolver was $252.6 million as of December 31, 2013.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the 2012 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the other borrowers, at either (i) LIBOR plus the applicable margin or (ii) Base Rate plus the applicable margin. For the Revolver and the Term A Facility, (a) the initial applicable margin for LIBOR advances was 3.00% per annum and the initial applicable margin for Base Rate advances was 2.00% per annum, and (b) thereafter following the delivery of financial statements for the first full fiscal quarter after closing, such applicable margins will be determined by a pricing grid based on the consolidated total net leverage ratio of the Company. The Term B Facility was initially subject to a LIBOR floor of 1.00%. The applicable margin was initially 4.00% per annum for LIBOR advances and 3.00% per annum for Base Rate advances. On May 16, 2013, the applicable margin on the Term B Facility was reduced to 3.00% per annum and the LIBOR floor was reduced to 0.75% until maturity. On July 11, 2013, the applicable margin on the Term A Facility was reduced by 0.75% for each pricing level on the pricing grid based on the consolidated total net leverage ratio of the Company.

Obligations under the 2012 Credit Agreement are guaranteed by Tempur Sealy International’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions; and the 2012 Credit Agreement is secured by a security interest in substantially all Tempur Sealy International’s and the other borrowers’ domestic assets and the domestic assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by a subsidiary guarantor. The 2012 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio and maintenance of a maximum consolidated total net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded on the Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and short-term other debt. The Company is allowed to exclude from consolidated funded debt 100.0% of the domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of December 31, 2013, domestic qualified cash was $30.9 million and foreign qualified cash was $30.1 million.

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

Tempur Sealy International is required to pay a commitment fee on the unused portion of the Revolver, which initially is 0.50% per annum and which steps down to 0.375% per annum if the consolidated total net leverage ratio is less than or equal to 3.50:1.00. This unused commitment fee is payable quarterly in arrears and on the date of termination or expiration of the commitments under the Revolver. Tempur Sealy International and the other borrowers also pay customary letter of credit issuance and other fees under the 2012 Credit Agreement.

The Company is in compliance with all applicable covenants at December 31, 2013.

8.0% Sealy Notes

In conjunction with the Sealy Acquisition, Sealy’s obligations under its 8.0% Sealy Notes were amended. As a result of the Sealy Acquisition, the 8.0% Sealy Notes became convertible solely into cash, in an amount that declined slightly every day during the Make-Whole Period (as defined under the Supplemental Indenture governing the  8.0% Sealy Notes) that followed the Sealy Acquisition, and then became fixed thereafter. The Make-Whole Period effectively expired on April 12, 2013. As of April 12, 2013, approximately 83.0% of all the 8.0% Sealy Notes outstanding prior to the Sealy Acquisition were converted into cash and paid to the holders. Holders of the 8.0% Sealy Notes who converted on March 19, 2013 received approximately $2,325.43 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The holders of the 8.0% Sealy Notes who convert after April 12, 2013 will receive $2,200 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The Company calculated the preliminary fair value of the remaining 8.0% Sealy Notes as part of its preliminary purchase price allocation by first calculating the future payout of the remaining 17.0% aggregate principal amount of the 8.0% Sealy Notes still outstanding and the cumulative semi-annual interest payments at the July 15, 2016 maturity, and then calculated the present value using a market discount rate, which resulted in a fair value of $96.2 million at the date of the opening balance sheet. As of December 31, 2013, the fair value of the 8.0% Sealy Notes are $99.9 million, which includes $3.7 million of accreted discount. The discount is accreted through non-cash interest expense over the life of the 8.0% Sealy Notes using the effective interest method. As of December 31, 2013, the 8.0% Sealy Notes had a carrying value of $99.6 million, which includes $3.7 million of accreted discount less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Capital Leases

As a result of the Sealy Acquisition, the Company is party to capital leases and has recorded the preliminary fair value of the obligation on its accompanying Consolidated Balance Sheets as of March 18, 2013, the acquisition date. The approximate remaining life of the leases is 10 years.

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

Deferred Financing Costs

As a result of the Company’s issuance of the Senior Notes and in conjunction with entering into the 2012 Credit Agreement, $54.3 million of deferred financing costs were capitalized and will be amortized as interest expense over the respective debt instrument period, ranging from 5 to 8 years, using the effective interest method.

In conjunction with the repayment of all outstanding borrowings on the 2011 Credit Facility, the Company wrote off the associated $4.7 million of deferred financing costs.

Deferred financing costs are recorded within other non-current assets in the accompanying Consolidated Balance Sheets and interest expense, net in the accompanying Consolidated Statements of Income.

Interest Rate Swap

On August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with variable portions of the Company’s debt outstanding. Refer to Note 7, “Derivative Financial Instruments,” for additional information regarding the Company’s interest rate swap.

(6) Fair Value Measurements

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three months or year ended December 31, 2013. At December 31, 2013, the Company had an interest rate swap recorded at fair value. The fair value of the interest rate swap is calculated using standard industry models based on observable forward yield curves. The Company also utilizes foreign currency forward contracts to manage the risk associated with exposures to foreign currency risk related to intercompany debt and associated interest payments. The foreign currency forward contracts are not material to the accompanying Consolidated Financial Statements. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

(in millions)		Fair Value Measurements at December 31, 2013 Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability:
Interest rate swap	$2.3	$—	$2.3	$—

(in millions)		Fair Value Measurements at December 31, 2012 Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liability:
Interest rate swap	$4.3	$—	$4.3	$—

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2012 Credit Agreement are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the Senior Notes was approximately $405.0 million at December 31, 2013. The fair value of the Sealy 8.0% Notes was approximately $99.9 million at December 31, 2013. The fair value of the Senior Notes and the 8.0% Sealy Notes were based on Level 2 inputs such as quoted market prices or estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments.

(7) Derivative Financial Instruments

In the normal course of business, the Company is exposed to certain risks related to fluctuations in interest rates. The Company uses interest rate swaps to manage risks from these market fluctuations. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions. The Company also utilizes foreign currency forward contracts to manage the risk associated with exposures to foreign currency risk related to intercompany debt and associated interest payments and certain accounts payable and accounts receivable. However, these foreign currency forward contracts are not material to the Consolidated Financial Statements.

The Company is exposed to changes in interest rates on its variable rate debt. In order to manage this risk, on August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. The Company designated this interest rate swap as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated swap agreement will offset losses and gains on the transactions being hedged. The Company formally documented the effectiveness of this qualifying hedge instrument (both at the inception of the swap and on an ongoing basis) in offsetting changes in cash flows of the hedged transaction. The fair value of the interest rate swap is calculated as described in Note 6, “Fair Value Measurements”, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

As a result of this swap, the Company pays interest at a fixed rate and receives payments at a variable rate which began on December 30, 2011. The swap effectively fixes the floating LIBOR-based interest rate to 1.25% plus the applicable margin on $250.0 million of the outstanding balance under the Company’s variable rate debt, with the outstanding balance subject to the swap declining over time. The outstanding notional principal amount of the swap reduced to $150.0 million on December 30, 2013. The interest rate swap expires on December 30, 2015. The Company has selected the LIBOR-based rate on the hedged portion of the Company’s variable rate debt during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012, the fair value of the Company’s derivative instruments were recorded as follows:

(in millions)	Liability Derivatives
	Balance Sheet Location	Fair Value
		December 31,
		2013	2012
Derivatives designated as hedging instruments
Interest rate swap - current	Accrued expenses and other current liabilities	$1.4	$2.3
Interest rate swap - non-current	Other non-current liabilities	0.9	2.0
		$2.3	$4.3

(8) Retirement Plans

401(k) Plan

The Company has a defined contribution plan (“the 401(k) Plan”) whereby eligible employees may contribute up to 15.0% of their pay subject to certain limitations as defined by the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan after 90 days and are eligible to receive matching contributions upon one year of employment with the Company. The 401(k) Plan provides a 100.0% match of the first 3.0% and 50.0% of the next 2.0% of eligible employee contributions. All matching contributions vest immediately. The Company incurred $1.7 million, $1.5 million and $1.5 million of expenses associated with the Plan for the years ended December 31, 2013, 2012 and 2011, respectively.

Defined Contribution Plans

Substantially all employees in the Company's Sealy segment are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company) are set aside in trust for retirement benefits. Profit sharing expense was $4.0 million for the year ended December 31, 2013.

Company Pension Plans

The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at four of its active Sealy plants and eight previously closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees’ credited years of service. The Company’s funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes.

Pension plan assets consist of investments in various equity and fixed income mutual funds as well as money market mutual funds. The long-term rate of return for the plans is based on the weighted average of the plans’ investment allocation and the historical returns for those asset categories. Because future compensation levels are not a factor in these plans’ benefit formula, the accumulated benefit obligation is approximately equal to the projected benefit obligation as reported below. The discount rate is based on the returns on long-term bonds in the private sector and incorporates a long-term inflation rate. Summarized information for the plans follows:

Expenses and Status

Components of net periodic pension cost for employees included in the accompanying Consolidated Statements of Income were as follows:

(in millions)	2013
Service cost	$0.9
Interest cost	1.3
Expected return on assets	(1.5)
Amortization of unrecognized net loss	—
Net periodic pension cost	$0.7

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income were:

(in millions)	2013
Net gain	$(6.2)
Amortization of prior service cost	1.0
Total recognized in other comprehensive income	$(5.2)

The following assumptions, calculated on a weighted‑average basis, were used to determine pension costs for the Company’s pension plans:

2013
Discount rate (a)	4.23%
Expected long term return on plan assets	6.92%
Weighted average rate of increase in future compensation levels	—%

(a)
Due to current economic differences in the interest rates in the jurisdictions of the retirement plans, the discount rates used in 2013 to determine the expenses for the United States retirement plan and Canadian retirement plan were 4.25% and 4.00%, respectively.

Obligations and Funded Status

The measurement date for all of the Company’s pension plans is December 31, 2013. The funded status of the pension plans as of December 31, 2013 was as follows:

(in millions)	2013
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$39.9
Service cost	0.9
Interest cost	1.3
Plan changes	0.5
Actuarial (gains)	(4.8)
Benefits paid	(0.5)
Expenses paid	(0.3)
Foreign currency exchange rate changes	(0.6)
Projected benefit obligation at end of year	$36.4
Change in Plan Assets:
Fair value of plan assets at beginning of year	$26.2
Actual return on assets	2.9
Employer contribution	2.8
Plan Settlements	(0.4)
Benefits paid	(0.5)
Expenses paid	(0.3)
Foreign currency exchange rate changes	(0.2)
Fair value of plan assets at end of year	$30.5
Funded status	$(5.9)

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s defined benefit pension plan for U.S. Sealy employees is underfunded. As of December 31, 2013, the projected benefit obligation and fair value of plan assets were $33.3 million and $26.7 million, respectively. The Company’s defined benefit pension plan for employees of Sealy Canada, Ltd. is overfunded. As of December 31, 2013, the projected benefit obligation and fair value of plan assets were $3.1 million and $3.8 million, respectively.

(in millions)	2013
Amounts recognized in the Consolidated Balance Sheets:
Non-current portion of benefit liability	$6.7
Non-current benefit asset	0.8
Accumulated other comprehensive income	(5.2)
Accumulated benefit obligation	$(36.4)

(in millions)	2013
Amounts recognized in accumulated other comprehensive income:
Net (gain)	$(6.2)
Prior service credit	1.0
Net amount recognized as of year end	$(5.2)

The following assumptions, calculated on a weighted‑average basis, was used to determine benefit obligations for the Company’s pension plans as of December 31, 2013:

2013
Discount rate(a)	5.00%
Weighted average rate of increase in future compensation levels	—%

(a)	The discount rates used in 2013 to determine the benefit obligations for the United States retirement plan and Canadian retirement plan were both 5.00%.

The amounts in accumulated other comprehensive income/(loss) that are expected to be recognized as components of net income during 2014 are as follows:

(in millions)
Amortization of net gain	$0.2
Amortization of prior service cost	—

Plan Contributions and Expected Benefit Payments

During 2014, we expect to contribute $1.4 million to the Company's pension plans from available cash and equivalents.

The following table presents estimated future benefit payments:

(in millions)
Fiscal 2014	$0.7
Fiscal 2015	0.8
Fiscal 2016	0.9
Fiscal 2017	1.0
Fiscal 2018	1.2
Fiscal 2018 ‑ Fiscal 2022	8.1

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pension Plan Asset Information

Investment Objective and Strategies. The Company's investment objectives are to minimize the volatility of the value of the Company's pension assets relative to pension liabilities and to ensure assets are sufficient to pay plan benefits. Target and actual asset allocations are as follows:

	2013 Target	2013 Actual
Allocation of plan assets:
Equity securities	60.00%	62.09%
Debt securities	40.00%	34.91%
Other	—%	3.00%
Total plan assets	100.00%	100.00%

Investment strategies and policies reflect a balance of risk-reducing and return‑seeking considerations. The objective of minimizing the volatility of assets relative to liabilities is addressed primarily through asset diversification. Assets are broadly diversified across many asset classes to achieve risk-adjusted returns that, in total, lower asset volatility relative to liabilities. The Company's policy to rebalance the Company's investment regularly ensures that actual allocations are in line with target allocations as appropriate.

Strategies to address the goal of ensuring sufficient assets to pay benefits include target allocations to a broad array of asset classes that provide return, diversification and liquidity.

The plan’s investment fiduciaries are responsible for setting asset allocation targets, and monitoring asset allocation and investment performance. The Company’s pension investment manager has discretion to manage assets to ensure compliance with the asset allocations approved by the plan fiduciaries.

Significant Concentrations of Risk

Significant concentrations of risk in the Company's plan assets relate to equity, interest rate, and operating risk. In order to ensure assets are sufficient to pay benefits, a portion of plan assets is allocated to equity investments that are expected, over time, to earn higher returns with more volatility than fixed income investments which more closely match pension liabilities. Within equities, risk is mitigated by constructing a portfolio that is broadly diversified by geography, market capitalization, investment style and process.

In order to minimize asset volatility relative to the liabilities, a portion of plan assets are allocated to fixed income investments that are exposed to interest rate risk. Rate increases will generally result in a decline in fixed income assets while reducing the present value of the liabilities. Conversely, rate decreases will increase fixed income assets, partially offsetting the related increase in the liabilities.

Operating risks primarily include the risks of inadequate diversification and insufficient oversight. To mitigate this risk, investments are diversified across and within asset classes in support of investment objectives. Policies and practices to address operating risks include ongoing oversight, plan and asset class investment guidelines, and periodic reviews to these guidelines to ensure adherence.

Expected Long-Term Return on Plan Assets

The expected long-term return assumption at December 31, 2013 was 7.00% for the United States retirement plan and 6.00% for the Canadian plan. The expected long-term return assumption is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. The assumption considers various sources, primarily inputs from advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy by plan.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The investments in plan assets primarily consist of mutual funds and money market funds. Investments in mutual funds and money market funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date. The fair value of the Company’s pension benefit plan assets at December 31, 2013 by asset category was as follows:

(in millions)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Equity
Mutual funds—U.S. companies	$13.1	$13.1	$—	$—
Mutual funds—International companies	5.9	5.9	—	—
Total equity funds	19.0	19.0	—	—
Mutual funds—fixed income	10.5	10.5	—	—
Money market funds	1.0	1.0	—	—
Total	$30.5	$30.5	$—	$—

Multi‑Employer Benefit Plans

Approximately 68.0% of the Company’s domestic employees are represented by various labor unions with separate collective bargaining agreements. Hourly employees working at ten of the Company’s domestic manufacturing facilities are covered by union sponsored retirement plans. Further, employees working at three of the Company’s domestic manufacturing facilities are covered by union sponsored health and welfare plans. These plans cover both active employees and retirees. Through the health and welfare plans, employees received medical, dental, vision, prescription and disability coverage. The Company’s cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The expense recognized by the Company for such contributions was as follows:

(in millions)	2013
Multi‑employer retirement plan expense	$3.9
Multi‑employer health and welfare plan expense	2.2

The risks of participating in multi‑employer pension plans are different from the risks of participating in single‑employer pension plans in the following respects: 1) Assets contributed to the multi‑employer plan by one employer may be used to provide benefits to employees of other participating employers; 2) If a participating employer ceases its contributions to the plan, the unfunded obligations of the plan allocable to the withdrawing employer may be borne by the remaining participant employers and 3) If the Company withdraws from the multi‑employer pension plans in which it participates, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information regarding the multi‑employer pension plans that are significant to the Company:

(in millions)
Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status(1) 2013	FIP/RP Status Pending/Implemented(2)	Contributions of the Company 2013	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

United Furniture Workers Pension Fund A(4)	13-5511877-001	Red	Implemented	$0.7	Yes, 10.0%	2014 and 2016	2013
Pension Plan of the National Retirement Fund(4)	13-6130178-001	Red	Implemented	$0.7	Yes, 10.0%	2014	N/A

(1)
The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65.0%. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80.0%, or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80.0% and does not have a projected credit balance deficit within seven years. The zone status is based on the plan’s year end rather than the Company’s. The zone status listed above is based on information that the Company received from the plan and is certified by the plan’s actuary for the most recent year available.

(2)	Funding Improvement Plan or Rehabilitation Plan as defined in the Employment Retirement Security Act of 1974 has been implemented or is pending.

(3)	Indicates whether the Company paid a surcharge to the plan in the most current year due to funding shortfalls and the amount of the surcharge.

(4)	Sealy represented more than 5.0% of the total contributions for the most recent plan year available.

(9) Stockholders’ Equity

(a) Capital stock. Tempur Sealy International has 300.0 million authorized shares of common stock with $0.01 per share par value and 0.01 million authorized shares of preferred stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

Tempur Sealy International is authorized to issue up to 0.01 million shares of preferred stock, $0.01 par value per share. The Board of Directors is authorized, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(10) Other Items

(a) Property, plant and equipment.

Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2013	2012
Machinery and equipment	$270.8	$160.9
Land and buildings	261.9	138.0
Computer equipment and software	72.3	52.5
Furniture and fixtures	56.7	40.8
Construction in progress	28.9	17.3
	$690.6	$409.5
Accumulated depreciation	(279.0)	(223.5)
	$411.6	$186.0

Depreciation expense for the Company was $59.4 million, $30.9 million and $28.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(b) Accrued expenses and other current liabilities.

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in millions)	2013	2012
Wages and benefits	$59.3	$18.7
Advertising	29.7	10.5
Sales returns	28.7	5.1
Rebates	23.0	4.1
Warranty	14.9	1.9
Interest	1.4	0.5
Freight	5.4	2.5
Professional fees	3.8	5.3
Sales and VAT tax	2.3	7.0
Insurance	3.4	0.9
Other	36.5	31.4
	$208.4	$87.9

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(c) Accumulated other comprehensive loss.

Accumulated other comprehensive loss consisted of the following:

	Year Ended December 31,
(in millions)	2013	2012	2011
Foreign Currency Translation
Balance at beginning of period	$(5.0)	$(13.2)	$(5.4)
Other comprehensive (loss):
Foreign currency translation adjustments (1)	(13.3)	10.9	(7.8)
Tax benefit (expense) (1)	2.7	(2.7)	—
Balance at end of period	$(15.6)	$(5.0)	$(13.2)

Interest Rate Swap
Balance at beginning of period	$(2.7)	$(1.6)	$(0.9)
Other comprehensive (loss):
Net change from period revaluations:	5.2	2.7	0.3
Tax (expense)	(1.5)	(0.5)	(0.1)
Total other comprehensive income before reclassifications, net of tax	3.7	2.2	0.2
Net amount reclassified to earnings (3)	(3.2)	(4.0)	(1.5)
Tax benefit (2)	0.8	0.7	0.6
Total amount reclassified from accumulated other comprehensive loss, net of tax	(2.4)	(3.3)	(0.9)
Total other comprehensive income (loss)	1.3	(1.1)	(0.7)
Balance at end of period	$(1.4)	$(2.7)	$(1.6)

Pension Benefits
Balance at beginning of period	$—	$—	$—
Other comprehensive income:
Net change from period revaluations:	5.2	—	—
Tax (expense)	(2.0)	—	—
Balance at end of period	$3.2	$—	$—

(1)	In 2013 and 2011, there were no tax impacts related to rate changes and no amounts were reclassified to earnings. In 2012, a $2.7 million tax impact was recorded.

(2)	These amounts were included in the income tax provision on the accompanying Consolidated Statements of Income.

(3)	This amount was included in interest expense, net on the accompanying Consolidated Statements of Income.

(11) Stock-based Compensation

Tempur Sealy International has three stock-based compensation plans which provide for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards to employees, non-employee directors, consultants and Company advisors. The plans under which equity awards may be granted are the 2002 Option Plan and the Amended and Restated 2003 Equity Incentive Plan, as amended, (the “2003 Plan”), and the 2013 Equity Incentive Plan (the “2013” Plan). It is the policy of the Company to issue stock out of Treasury shares upon issuance or exercise of share-based awards. The Company believes that awards and purchases made under these plans better align the interests of the plan participants with those of its stockholders.
The 2002 Option Plan was adopted on November 1, 2002 and provides for grants of stock options to purchase shares of common stock to employees and directors of the Company. Options granted under the 2002 Option Plan that qualify as incentive stock options, as defined by the Internal Revenue Code of 1986, as amended (the “Code”), must have an exercise price of not less than the fair market value of Tempur Sealy International’s common stock at the date of grant. Options granted under the 2002 Option Plan provided for vesting terms as determined by the Board of Directors at the time of grant, which are generally based on 4 years of continuous service. Options can be exercised up to 10 years from the grant date and up to 5 years from the grant date for any stockholders who own 10.0% or more of the total combined voting power of all shares of stock of Tempur Sealy International.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Upon the exercise of all outstanding options under the 2002 Option Plan, Tempur Sealy International issued a maximum of 6.5 million shares of common stock, subject to certain adjustment provisions. In December 2003, the Company’s Board of Directors adopted a resolution that prohibited further grants under the 2002 Option Plan. As of December 31, 2013, there are no outstanding options under the 2002 Option Plan.
The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which, together with the Board of Directors, has the exclusive authority to administer the 2003 Plan, including the power to determine eligibility to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards and the acceleration or waiver of any vesting and performance of forfeiture restrictions, in each case subject to the terms of the 2003 Plan. Any of the Company’s employees, non-employee directors, consultants and Company advisors, as determined by the Compensation Committee, may be selected to participate in the 2003 Plan. Tempur Sealy International may issue a maximum of 11.5 million shares of its common stock under the 2003 Plan. In May 2013 the Company's Board of Directors adopted a resolution that prohibited further grants under the 2003 Plan.

In 2010, the Board of Directors approved the terms of a Long-Term Incentive Plan established under the 2003 Plan. In 2013, the Board of Directors approved the terms of another Long-Term Incentive Plan established under the 2013 Plan. Awards under both Long-Term Incentive Plans consist of a mix of stock options and PRSUs. Shares with respect to the PRSUs will be granted and vest following the end of the applicable performance period and achievement of applicable performance metrics as determined by the Compensation Committee of the Board of Directors.

The 2013 Plan was adopted on May 22, 2013 by the Company’s Board of Directors, and provides for grants of stock options to purchase shares of common stock to employees and directors of the company. The 2013 Plan may be administered by the Compensation Committee of the Board of Directors, by the Board directly, or, in certain cases, by an executive officer or officers of the Company designated by the Compensation Committee. The shares issued or to be issued under the 2013 Plan may be either authorized but unissued shares of the Company’s common stock or shares held by the Company in its treasury. Tempur Sealy International will issue a maximum of 5.1 million shares of common stock under the 2013 Plan, subject to certain adjustment provisions.

The Company’s stock-based compensation expense for the year ended December 31, 2013 included PRSUs, stock options, RSUs and DSUs. A summary of the Company’s stock-based compensation expense is presented below:

	December 31,
(in millions)	2013	2012	2011
PRSU expense (benefit)	$3.0	$(0.9)	$9.5
Stock option expense	8.3	4.4	5.2
RSU/DSU expense	5.6	2.2	2.0
Total stock-based compensation expense	$16.9	$5.7	$16.7

The Company granted PRSUs during the years ended December 31, 2013 and 2012. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals, based on net sales and earnings before interest and taxes (EBIT) margin targets. The Company recorded a benefit in the accompanying Consolidated Statements of Income of $10.3 million, for the year ended December 31, 2012, after re-evaluation of the probability of meeting certain required financial metrics.

The following table shows the PRSUs granted under the LTIP during the year ended December 31, 2013:

(shares in millions)	Performance period	Target shares granted (1)	Weighted-average fair value per share
Year ended 2013	January 1, 2013 – December 31, 2014	0.3	$39.34

(1)	At the end of the performance period, the actual number of shares issuable can range from zero to 200.0% of the target shares granted, which is assumed to be 100.0%.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s PRSU activity and related information for the years ended December 31, 2013 and 2012 is presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2011	0.3	$37.93
Granted	0.4	71.52
Vested	(0.4)	28.48
Forfeited	—	—
Awards unvested at December 31, 2012	0.3	$58.52
Granted	0.3	39.34
Vested	—	—
Forfeited	(0.3)	56.92
Awards unvested at December 31, 2013	0.3	$39.04

During the year ended December 31, 2013, PRSUs granted in 2010 with an aggregate intrinsic value of $14.9 million were issued from treasury stock following the satisfaction of certain financial metrics over the performance period. The PRSUs were issued from treasury stock at 282.0% of the target award, out of a maximum payout of 300.0%. The aggregate intrinsic value of PRSUs outstanding as of December 31, 2013 was $13.6 million.
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The assumptions used in the Black-Scholes pricing model for the years ended December 31, 2013, 2012 and 2011 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of Tempur Sealy International’s common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award.

Year Ended
December 31,
	2013	2012	2011
Expected volatility range of stock	63.0% - 72.8%	49.0% - 73.0%	72.0% - 74.0%
Expected life of option, range in years	2 - 3	2 - 4	3 - 4
Risk-free interest range rate	0.3% - 0.6%	0.3% - 0.7%	0.7% - 1.7%
Expected dividend yield on stock	0.6% - 0.9%	0.0% - 1.3%	0.0% - 0.7%

A summary of the Company’s unvested shares relating to stock options as of December 31, 2013 and 2012 and changes during the years ended December 31, 2013 and 2012 are presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2011	1.3	$5.44
Granted	0.4	35.75
Vested	(0.8)	11.49
Forfeited	—	—
Options unvested at December 31, 2012	0.9	$23.49
Granted	0.6	39.77
Vested	(0.8)	19.71
Forfeited	(0.1)	39.62
Options unvested at December 31, 2013	0.6	$42.16

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity under the 2002 Option Plan, 2003 Plan and 2013 Plan for the years ended December 31, 2013 and 2012 is presented below:

(in millions, except exercise price and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	3.4	$11.15
Granted	0.4	35.75
Exercised	(0.9)	12.61
Terminated	—	—
Options outstanding at December 31, 2012	2.9	$17.00
Granted	0.6	39.77
Exercised	(0.6)	14.54
Terminated	(0.1)	39.62
Options outstanding at December 31, 2013	2.8	$21.73	5.82	$82.6

Options exercisable at December 31, 2013	2.2	$15.63	4.88	$60.1

The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $17.1 million, $29.8 million and $59.2 million, respectively.

A summary of the Company's RSU and DSU Activity and related information for the years ended December 31, 2013 and 2012 is presented below:

(in millions, except release price and years)	Shares	Weighted Average Release Price	Aggregate Intrinsic Value
Awards outstanding at December 31, 2011	0.2	$30.41
Granted	—	62.03
Exercised	—	—
Terminated	—	—
Awards outstanding at December 31, 2012	0.2	$32.03
Granted	0.2	45.56
Exercised	(0.2)	30.49
Terminated	—	—
Awards outstanding at December 31, 2013	0.2	$47.00	$10.8

The Company granted 0.01 million DSUs during the year ended December 31, 2013. The Company granted 0.2 million RSUs during the year ended December 31, 2013. At December 31, 2013, the Company had 0.2 million of unvested DSUs/RSUs. The aggregate intrinsic value of RSU and DSUs outstanding as of December 31, 2013 was $10.8 million.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to the options, DSUs, RSUs and PRSUs granted during the year ended December 31, 2013 is presented below:

(in millions, except years)	December 31, 2013	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	$5.2	1.15
Unrecognized DSU/RSU expense	2.9	0.89
Unrecognized PRSU expense	2.4	1.34
Total unrecognized stock-based compensation expense	$10.5	1.12

Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares for the years ended December 31, 2013, 2012 and 2011 was $8.7 million, $11.4 million, and $26.3 million, respectively.

(12) Commitments and Contingencies

(a) Lease Commitments. The Company has various operating leases that call for annual rental payments due in equal monthly installments and a lease with a rent free occupancy period. The Company’s policy is to recognize expense for lease payment, including those with escalating provisions and rent free periods, on a straight-line basis over the lease term. Operating lease expenses were $12.1 million, $9.5 million, and $8.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments at December 31, 2013 under these non-cancelable leases are as follows:

(in millions)
Year Ended December 31,
2014	$8.9
2015	5.5
2016	5.0
2017	2.9
2018	2.5
Thereafter	5.9
$30.7

The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2043. Certain of the operating leases provide for increased rent through increases in general price levels. The Company recognizes rent expense in these situations on a straight-line basis over the lease term.

(b) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of December 31, 2013 and December 31, 2012.

(c) Norfolk County Retirement System, Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 20, 2012

Arthur Benning, Jr., Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 25, 2012

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On June 20 and 25, 2012, the above suits were filed against the Company and two named executive officers in the United States District Court for the Eastern District of Kentucky, purportedly on behalf of a proposed class of shareholders who purchased the Company’s stock between January 25, 2012 and June 5, 2012. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, false and misleading statements and concealment of material information concerning the Company’s competitive position, projected net sales, earnings per diluted share and related financial performance for the Company’s 2012 fiscal year. The plaintiffs seek damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief. The Company strongly believes that the shareholder suits lack merit and intends to defend against the claims vigorously. The outcome of these matters is uncertain, however, and although the Company does not currently expect to incur a loss with respect to these matters, the Company cannot currently predict the manner and timing of the resolution of the suits, an estimate of a range of losses or any minimum loss that could result in the event of an adverse verdict in these suits, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(d) Sealy Mattress Company of NJ, Inc., David Hertz, individually, as trustee of, respectively, the Allison Lindsay Hertz Trust, the Samuel Douglas Hertz Trust, the Sydney Lauren Hertz Trust, the U/A DTD 08/21/97 Andrew Michael Marcus Trust, the U/A DTD 08/21/97 Julia Robyn Marcus Trust, and the U/A DTD 08/21/97 James Daniel Marcus Trust, and as executor of the Estate of Walter Hertz, Lisa Marcus, Rose Naiman, Michael Shoobs, and Diane Shoobs, individually and as custodian of the Robert S. Shoobs UTMA NJ v. Sealy Corporation, filed June 27, 2013.  With respect to the Sealy Acquisition, holders of approximately 3.1 million shares of Sealy common stock sent notices to Sealy purporting to exercise their appraisal rights in accordance with the Merger Agreement executed on September 26, 2012. In order to preserve these appraisal rights, any such former stockholder was required to commence an appraisal proceeding in the Delaware courts within 120 days after March 18, 2013. Sealy has expressly reserved its rights to contest that any or all of such notices were not delivered timely or otherwise not in the form required under Delaware law. On June 27, 2013, an appraisal proceeding was commenced in the Delaware Court of Chancery (the “Appraisal Action”).  If the fair value of the Sealy common stock formerly held by the former Sealy stockholders seeking the appraisal is determined to be greater than the $2.20 per share paid pursuant to the Merger Agreement, Sealy would be required to pay such difference, plus interest at the statutory rate, which could impact the Company’s financial condition and  liquidity.

(e) Michael Dodson, Alvin Todd, and Henry and Mary Thompson, individually and on behalf of all others similarly situated, Plaintiffs v. Tempur Sealy International, Inc., formerly known as Tempur-Pedic International, Inc. and Tempur-Pedic North America, LLC, Defendants; filed October 25, 2013

On October 25, 2013, a suit was filed against Tempur Sealy International and one of its domestic subsidiaries in the United States District Court for the Northern District of California, purportedly on behalf of a proposed class of “consumers” as defined by Cal. Civ. Code § 1761(d) who purchased, not for resale, a Tempur-Pedic mattress or pillow in the State of California. On November 19, 2013, the Company was served for the first time in the case but with an amended petition adding additional class representatives for additional states. The purported classes seek certification of claims under applicable state laws.

The complaint alleges that the Company engaged in unfair business practices, false advertising, and misrepresentations or omissions related to the sale of certain products. The plaintiffs seek restitution, injunctive relief and all other relief allowed under applicable state laws, interest, attorneys’ fees and costs. The purported classes do not seek damages for physical injuries. The Company believes the case lacks merit and intends to defend against the claims vigorously. This matter is at a very preliminary stage, and the outcome is uncertain. As a result, the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that this matter will not have a material adverse effect on the Company’s financial position or results of operations.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(f) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, and the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2013 for $2.9 million associated with this remediation project.

The Company has also undertaken a remediation of soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Energy and Environmental Protection (“DEEP”) approval of the remediation plan. The Company believes that it has essentially completed its remediation of the site. In 2012, the Company submitted separate closure reports to the Connecticut DEEP for the lower portion of the site and the upper portion of the site.  The Connecticut DEEP approved the Company’s closure report for the upper portion of the site and also gave conditional approval to the Company’s closure report for the lower portion of the site.  The conditional approval for the lower portion closure requires the Company to perform additional water monitoring on the lower portion of the site to demonstrate compliance with applicable standards.  The Company has performed that monitoring and submitted a closure report for the lower parcel to the Connecticut DEEP. The Company has recorded a liability of approximately $0.1 million associated with the completion of the closure of its remediation efforts at the site. The Company believes the contamination is attributable to the manufacturing operations of previous, unrelated, unaffiliated occupants of the facility.

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

In 1998, the Company sold an inactive facility located in Putnam, Connecticut. In 2012, the Company received a letter from the attorney for the current owner of that property claiming that the Company may have some responsibility for an environmental condition on the property. The Company continues to investigate the factual background on this matter, but intends to vigorously defend the claim of the current owner against the Company.

(g) Income tax assessments. The Company has received income tax assessments from the Danish Tax Authority (“SKAT”). The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments, as necessary in the appropriate Danish venue. The Company believes the litigation process to reach a final resolution of this matter could potentially extend over the next five years. If the Company is not successful in defending our position that the Company owes no additional taxes, the Company could be required to pay a significant amount to SKAT, which could impair or reduce our liquidity and profitability. For a description of these assessments and additional information with respect to these assessments and the various related legal proceedings, see Note 13, “Income Taxes”.

(h) Other. The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(13) Income Taxes

The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2013		2012		2011
(in millions)	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Statutory U.S. federal income tax	$44.8	35.0%	$80.2	35.0%	$114.9	35.0%
State income taxes, net of federal benefit	1.7	1.3%	4.5	2.0%	7.9	2.4%
Foreign repatriation, net of foreign tax credits	(16.0)	(12.6)%	48.1	21.0%	—	—%
Foreign tax differential	(12.3)	(9.6)%	(9.7)	(4.2)%	(9.4)	(2.9)%
Change in valuation allowances	20.4	15.9%	(2.8)	(1.2)%	(5.9)	(1.8)%
Uncertain tax positions	4.7	3.7%	2.6	1.1%	4.1	1.2%
Subpart F income	1.5	1.2%	4.1	1.8%	3.2	1.0%
Manufacturing deduction	0.1	—%	(3.8)	(1.7)%	(5.0)	(1.5)%
Permanent and other	4.2	3.5%	(0.8)	(0.4)%	(1.0)	(0.3)%
Effective income tax provision	$49.1	38.4%	$122.4	53.4%	$108.8	33.1%

Subpart F income represents interest and royalties earned by a foreign subsidiary as well as sales made by certain foreign subsidiaries outside of their country of incorporation. Under the Code, such income is taxable to Tempur Sealy International as if earned directly by Tempur Sealy International.

In conjunction with the Sealy Acquisition, the Company repatriated substantially all of its current and accumulated foreign earnings associated with the legacy Tempur foreign subsidiaries in a taxable transaction. The Company had previously tax effected those earnings and at December 31, 2012 had recorded a $48.1 million deferred tax liability on such earnings. As a result of the Sealy Acquisition, the Company recognized the benefit of certain foreign tax credit attributes associated with Sealy’s foreign subsidiaries’ earnings. These foreign tax credits could not be taken into account in calculating the Company’s tax on the book to tax basis difference of its foreign subsidiaries until the Sealy Acquisition closed. As a result of the taxable transaction and taking into consideration the application of these foreign tax credits for the twelve months ended December 31, 2013 , the Company recognized tax on the repatriation transaction of approximately $51.7 million. At December 31, 2013, the tax basis of the Company’s investment in its foreign subsidiaries exceeds the Company’s book basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.

The Company has received income tax assessments from SKAT with respect to the tax years 2001 through 2007 relating to the royalty paid by one of Tempur Sealy International’s U.S. subsidiaries to a Danish subsidiary. The royalty is paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production processes. In its assessment, SKAT asserts that the amount of royalty rate paid by the U.S. subsidiary to the Danish subsidiary is not reflective of an arms-length transaction. Accordingly, the tax assessment received from SKAT is based, in part, on a 20% royalty rate which is substantially higher than that historically used or deemed appropriate by the Company.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The cumulative total tax assessment for all years is approximately $206.1 million including interest and penalties. The Company filed timely protests with the Danish National Tax Tribunal (the “Tribunal”) challenging the tax assessments. The Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (“Bilateral APA”) between the United States and SKAT. A Bilateral APA involves an agreement between the Internal Revenue Service (“IRS”) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and SKAT. U.S. and Danish competent authorities have met to discuss the Company’s Bilateral APA. SKAT and the IRS met several times since 2011, most recently in February 2013, to discuss the matter. At the conclusion of the February 2013 meeting the IRS and SKAT concluded that a mutually acceptable agreement on the matter could not be reached and, as a result, the Bilateral APA process was terminated. The Company now expects the Tribunal proceedings to be reconvened in 2014. The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. During 2013 the Company was notified by SKAT that SKAT had granted the deferral of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2006 to June 1, 2017 and for the 2007 year to July 1, 2017. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments before the Tribunal and in the Danish courts, as necessary. The impact of terminating the Bilateral APA program has been considered by the Company in its December 31, 2013 estimate of uncertain tax benefits. The Company maintains an uncertain tax liability associated with this matter, the amount of which is based on a royalty methodology and royalty rates that the Company considers to be reflective of market transactions. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time. If the Company is not successful in defending its position before the Tribunal or in the Danish courts, the Company could be required to pay significant amounts to SKAT, which could impair or reduce its liquidity and profitability. In conjunction with this tax examination discussed below, during the year ended December 31, 2013 the Company received correspondence from SKAT requesting information regarding the royalty for the years 2008 through 2011. The correspondence indicated that SKAT would be evaluating the royalty paid for the years 2008 through 2011. The Company has responded to SKAT’s request for information. During the fourth quarter of 2013 the Company and SKAT agreed that the examination of this issue for the years 2008 - 2011 would be placed on hold pending the outcome of the Tribunal process. In this regard, as of December 31, 2013 the Company has not been notified of any proposed adjustments with respect to any of the transactions discussed.

During twelve months ended December 31, 2013, SKAT notified the Company that it was examining transactions between the Company’s Danish manufacturing entity and its foreign distribution subsidiaries for the years 2008 to 2011. As it relates to these transactions, the Company believes its income tax filing position is appropriate and fully supported by the underlying documentation.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. During the twelve months ended December 31, 2013, the Company concluded the tax examination of the U.S. federal income tax return for the years 2008 and 2009. During the year the Company was advised by the IRS that the years 2010 and 2011 would not be examined but that 2012 would be examined. That examination has not yet begun. With few exceptions, the Company is no longer subject to tax examinations by the U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2001. As it relates to Sealy for years prior to the Sealy Acquisition, Sealy or one of its subsidiaries was required to file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Sealy’s U.S. federal income tax returns and with few exceptions its foreign income tax returns are no longer subject to examination for years prior to 2004. Generally Sealy’s state and local jurisdiction income tax returns are no longer subject to examination for years prior to 2000.

Additionally, the Company is currently under examination by various tax authorities around the world. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. Other than the changes discussed in the preceding paragraphs, there were no significant changes to the liability for unrecognized tax benefits during the twelve months ended December 31, 2013.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following sets forth the amount of income or (loss) before income taxes attributable to each of the Company’s operating segments for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(in millions)	2013	2012	2011
Income before income taxes:
United States	$(4.5)	$126.2	$224.6
Rest of the world	132.5	103.0	103.8
	$128.0	$229.2	$328.4

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

(in millions)
Balance as of December 31, 2011	$13.3
Additions based on tax positions related to 2011	1.1
Additions for tax positions of prior years	—
Settlements of uncertain tax positions with tax authorities	(1.5)
Balance as of December 31, 2012	12.9
Additions attributable to Sealy on date of acquisition	9.2
Additions based on tax positions related to 2013	2.3
Additions for tax positions of prior years	7.2
Settlements of uncertain tax positions with tax authorities	(5.5)
Balance as of December 31, 2013	$26.1

The amount of unrecognized tax benefits would impact the effective tax rate if recognized would be approximately $22.2 million. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During the years ended December 31, 2013, 2012 and 2011, the Company recognized approximately $1.8 million, $3.0 million, and $(0.3) million in interest and penalties, respectively, in income tax expense. The Company had approximately $11.0 million, $5.8 million, and $2.8 million of accrued interest and penalties at December 31, 2013, 2012, and 2011, respectively.

The Company has the following gross income tax attributes available at December 31, 2013 and 2012 respectively (in millions):

	2013	2012
U.S. federal net operating loss (“FedNOLs”)	$19.6	$—
State net operating losses (“SNOLs”)	135.6	—
U.S. federal foreign tax credits (“FTCs”)	20.4	—
U.S. state income tax credits ("SITCs")	0.7	—
Foreign net operating losses (“FNOLs”)	67.1	37.0

The SNOLs, FTCs, FNOLs and SITCs expire at various dates through 2017, 2023, and 2020, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the SNOLs, FTCs, SITCs, FNOLs and certain other deferred tax assets related to certain foreign operations (together, the “Tax Attributes”). In assessing the realizability of deferred tax assets (including the Tax Attributes), management considers whether it is more likely than not that some portion of all of such deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance for Tax Attributes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible or creditable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, other than those related to some or all of the Tax Attributes as discussed above. However, there can be no assurance that such assets will be realized if circumstances change.

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

The income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2013	2012	2011
Current provision
Federal	$48.6	$49.9	$76.9
State	7.3	7.8	12.0
Foreign	42.3	26.3	28.4
Total current	$98.2	$84.0	$117.3
Deferred provision
Federal	$(47.0)	$37.1	$(1.4)
State	0.4	4.2	(0.2)
Foreign	(2.5)	(2.9)	(6.9)
Total deferred	(49.1)	38.4	(8.5)
Total income tax provision	$49.1	$122.4	$108.8

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets consisted of the following:

	December 31,
(in millions)	2013	2012
Deferred tax assets:
Stock-based compensation	$10.0	$11.7
Accrued expenses and other	53.7	10.6
Net operating losses and foreign tax credits	55.3	9.6
Inventories	4.6	3.5
Intangible assets	9.0	2.4
Property, plant and equipment	3.9	1.5
Total deferred tax assets	136.5	39.3
Valuation allowances	(39.4)	(0.1)
Total net deferred tax assets	$97.1	$39.2
Deferred tax liabilities:
Foreign repatriation, net of foreign tax credits	$—	$(45.4)
Intangible assets	(261.9)	(21.8)
Property, plant and equipment	(62.5)	(13.1)
Accrued expenses and other	(4.3)	(3.7)
Total deferred tax liabilities	(328.7)	(84.0)
Net deferred tax liabilities	$(231.6)	$(44.8)

(14) Major Customers

The top five customers accounted for approximately 27.5%, 24.0% and 20.0% of the Company’s net sales for the year ended December 31, 2013, 2012 and 2011, respectively. Net sales from one customer (Mattress Firm) represented more than 10.0% of net sales for the year ended December 31, 2013. The top five customers also accounted for approximately 26.4% and 29.0% of accounts receivable as of December 31, 2013 and 2012, respectively.

(15) Redeemable Non-controlling Interest

The Company is party to a put and call arrangement with respect to the common securities that represent the 55.0% non-controlling interest in Comfort Revolution. The call arrangement may be exercised by the Company on June 12, 2017. Likewise, the put arrangement may be exercised by Comfort Revolution, LLC on June 12, 2018. The redemption value for both the put and the call arrangement is equal to 7.5 times EBITDA, as defined in the related LLC agreement, of Comfort Revolution for the preceding 12 months, adjusted for net debt outstanding and multiplied by the 55.0% ownership interest not held by the Company. Due to the existing put and call arrangements, the non-controlling interest is considered to be redeemable in accordance with the related authoritative accounting guidance and is recorded on the balance sheet as a redeemable non-controlling interest outside of permanent equity. The redeemable non-controlling interest is recognized at the higher of 1) the accumulated earnings associated with the non-controlling interest or 2) the redemption value as of the balance sheet date.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(16) Earnings Per Common Share

	Year Ended December 31,
(in millions, except per common share amounts)	2013	2012	2011
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$78.6	$106.8	$219.6

Denominator:
Denominator for basic earnings per common share—weighted average shares	60.3	61.5	67.1
Effect of dilutive securities:
Employee stock based compensation	1.3	1.4	2.0
Denominator for diluted earnings per common share—adjusted weighted average shares	61.6	62.9	69.1

Basic earnings per common share	$1.30	$1.74	$3.27

Diluted earnings per common share	$1.28	$1.70	$3.18

The Company excluded 0.30 million and 0.20 million and 0.01 million shares issuable upon exercise of outstanding stock options for the years ended December 31, 2013, 2012, and 2011, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive any dividends on the shares covered by the awards.

(17) Business Segment Information

The Company operates in three business segments: Tempur North America, Tempur International and Sealy. As a result of the Sealy Acquisition, the Company now has a new reportable business segment which represents Sealy’s results of operations. These reportable segments are strategic business units that are managed separately based on the fundamental differences in their operations. The Tempur North America segment consists of the two U.S. manufacturing facilities and the Tempur North America distribution subsidiaries. The Tempur International segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the Tempur North America segment. The Sealy segment consists of manufacturing and distribution subsidiaries related to Sealy. The Company evaluates segment performance based on net sales and operating income. Certain corporate operating expenses included in the Tempur North America segment for the year ended December 31, 2013, 2012 and 2011 were $83.0 million, $58.0 million and $55.8 million, respectively. There were no material allocations of corporate operating expenses to the Tempur International or Sealy segments year ended December 31, 2013, 2012 and 2011. The Company’s Tempur North America, Tempur International and Sealy segment assets include investments in subsidiaries which are appropriately eliminated in the Company’s accompanying Condensed Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable. The effect of the elimination of the investments in subsidiaries is included in the inter-segment eliminations as shown below.

The following table summarizes total assets by segment:

	December 31,
(in millions)	2013	2012
Tempur North America	$2,110.7	$1,166.9
Tempur International	477.7	504.1
Sealy	1,956.6	—
Inter-segment eliminations	(1,815.1)	(351.5)
Total assets	$2,729.9	$1,319.5

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes long-lived assets by segment:

	December 31,
(in millions)	2013	2012
Tempur North America	$393.1	$395.7
Tempur International	68.7	69.5
Sealy	1,459.5	—
Total long lived assets	$1,921.3	$465.2

The following table summarizes long-lived assets by geographic region:

	Year Ended December 31,
(in millions)	2013	2012
United States	$1,647.0	$374.7
Canada	52.1	20.8
Other International	222.2	69.7
	$1,921.3	$465.2
Total International	274.3	90.5

The following table summarizes net sales by geographic region:

	Year Ended December 31,
(in millions)	2013	2012	2011
United States	$1,736.8	$923.4	$958.0
Canada	190.2	40.8	46.7
Other International	537.3	438.7	413.2
	$2,464.3	$1,402.9	$1,417.9
Total International	727.5	479.5	459.9

The following table summarizes segment information:

	Year Ended December 31,
(in millions)	2013	2012	2011
Net sales to external customers:
Tempur North America
Bedding	$830.4	$882.3	$916.7
Other products	79.6	82.0	88.0
	$910.0	$964.3	$1,004.7

Tempur International
Bedding	$327.7	$332.4	$309.8
Other products	111.9	106.2	103.4
	$439.6	$438.6	$413.2

Sealy
Bedding	$1,040.3	$—	$—
Other products	74.4	—	—
	$1,114.7	$—	$—
	$2,464.3	$1,402.9	$1,417.9

Inter-segment sales:
Tempur North America	$0.2	$0.9	$5.0

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Tempur International	0.6	1.5	2.2
Sealy	5.9	—	—
Intercompany eliminations	(6.7)	(2.4)	(7.2)
	$—	$—	$—

Gross profit:
Tempur North America	$392.7	$449.3	$499.8
Tempur International	269.8	265.3	243.3
Sealy	352.4	—	—
	$1,014.9	$714.6	$743.1

Operating income:
Tempur North America	$67.6	$144.4	$236.9
Tempur International	107.5	103.9	103.6
Sealy	68.7	—	—
	$243.8	$248.3	$340.5

Income (loss) before income taxes:
Tempur North America	$(33.8)	$126.2	$224.6
Tempur International	102.6	103.0	103.8
Sealy	59.2	—	—
	$128.0	$229.2	$328.4

Depreciation and amortization (including stock-based compensation amortization):
Tempur North America	$42.0	$30.6	$41.1
Tempur International	12.8	11.4	9.9
Sealy	36.7	—	—
	$91.5	$42.0	$51.0

Intercompany royalties:
Tempur North America	$5.8	$12.7	$12.3
Tempur International	(5.8)	(12.7)	(12.3)
Sealy	—	—	—
	$—	$—	$—

Capital expenditures:
Tempur North America	$20.7	$36.8	$18.8
Tempur International	10.1	13.7	10.7
Sealy	9.2	—	—
	$40.0	$50.5	$29.5

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(18) Quarterly Financial Data (unaudited)

Quarterly results of operations for the years ended December 31, 2013 and 2012, which include Sealy's results of operations from March 18, 2013 through December 31, 2013, are summarized below:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$390.1	$660.6	$735.5	$678.1
Gross profit	188.4	254.9	298.7	272.9
Operating income	44.5	44.0	81.2	74.1
Net income (loss)	12.5	(1.6)	40.2	27.5
Basic earnings (loss) per common share	$0.21	$(0.03)	$0.66	$0.45
Diluted earnings (loss) per common share	$0.20	$(0.03)	$0.65	$0.45

2012
Net sales	$384.4	$329.5	$347.9	$341.1
Gross profit	205.9	166.9	171.2	170.6
Operating income	86.1	47.5	63.4	51.3
Net income	56.2	29.1	(2.0)	23.5
Basic earnings (loss) per common share	$0.88	$0.46	$(0.03)	$0.39
Diluted earnings (loss) per common share	$0.86	$0.45	$(0.03)	$0.39

The sum of the quarterly earnings per common share amounts may not equal the annual amount reported because per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares. The Company’s quarterly operating results fluctuate as a result of seasonal variations in the Company’s business. Additionally, the Company's earnings were negatively impacted in the second quarter of 2013, primarily due to the Sealy Acquisition and associated transaction fees.

(19) Guarantor/Non-Guarantor Financial Information

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

The following financial information presents Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, and the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the years ended December 31, 2013, 2012 and 2011 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries. Sealy financial information are included from March 18, 2013 through December 31, 2013 and are not included in financial information for 2012 or 2011.

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,758.2	$728.1	$(22.0)	$2,464.3
Cost of sales	—	1,110.5	360.9	(22.0)	1,449.4
Gross profit	—	647.7	367.2	—	1,014.9
Selling and marketing expenses	2.4	358.1	162.4	—	522.9
General, administrative and other expenses	17.1	181.6	67.6	—	266.3
Equity income in earnings of unconsolidated affiliates	—	—	(4.4)	—	(4.4)
Royalty income, net of royalty expense	—	(13.7)	—	—	(13.7)
Operating (loss) income	(19.5)	121.7	141.6	—	243.8

Other expense, net:
Third party interest expense, net	27.5	81.5	1.8	—	110.8
Intercompany interest expense (income), net	32.7	(34.1)	1.4	—	—
Interest expense, net	60.2	47.4	3.2	—	110.8
Other (income) expense, net	—	(0.9)	5.9	—	5.0
Total other expense	60.2	46.5	9.1	—	115.8

Income from equity investees	133.4	93.6	—	(227.0)	—

Income before income taxes	53.7	168.8	132.5	(227.0)	128.0
Income tax benefit (provision)	25.2	(35.4)	(38.9)	—	(49.1)
Net income	78.9	133.4	93.6	(227.0)	78.9
Less: net income attributable to non-controlling interest	0.3	0.3	—	(0.3)	0.3
Net income attributable to Tempur Sealy International, Inc.	$78.6	$133.1	$93.6	$(226.7)	$78.6

Comprehensive income	$72.5	$133.8	$86.2	$(220.0)	$72.5

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2012
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$947.8	$481.0	$(25.9)	$1,402.9
Cost of sales	—	509.0	205.2	(25.9)	688.3
Gross profit	—	438.8	275.8	—	714.6
Selling and marketing expenses	2.5	191.9	124.7	—	319.1
General, administrative and other expenses	4.9	96.4	45.9	—	147.2
Equity income in earnings of unconsolidated affiliates	—	—	—	—	—
Royalty income, net of royalty expense	—	—	—	—	—
Operating (loss) income	(7.4)	150.5	105.2	—	248.3

Other expense, net:
Third party interest expense, net	—	18.3	0.5	—	18.8
Intercompany interest expense (income), net	31.5	(31.5)	—	—	—
Interest expense (income), net	31.5	(13.2)	0.5	—	18.8
Other expense, net	—	—	0.3	—	0.3
Total other expense (income)	31.5	(13.2)	0.8	—	19.1

Income from equity investees	134.8	81.0	—	(215.8)	—

Income before income taxes	95.9	244.7	104.4	(215.8)	229.2
Income tax benefit (provision)	10.9	(109.9)	(23.4)	—	(122.4)
Net income	106.8	134.8	81.0	(215.8)	106.8
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income attributable to Tempur Sealy International, Inc.	$106.8	$134.8	$81.0	$(215.8)	$106.8

Comprehensive income	$113.9	$136.9	$86.0	$(222.9)	$113.9

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2011
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$987.9	$462.2	$(32.2)	$1,417.9
Cost of sales	—	504.3	202.7	(32.2)	674.8
Gross profit	—	483.6	259.5	—	743.1
Selling and marketing expenses	4.1	162.7	110.1	—	276.9
General, administrative and other expenses	14.5	70.2	41.0	—	125.7
Equity income in earnings of unconsolidated affiliates	—	—	—	—	—
Royalty income, net of royalty expense	—	—	—	—	—
Operating (loss) income	(18.6)	250.7	108.4	—	340.5

Other expense, net:
Third party interest expense, net	—	11.1	0.8	—	11.9
Intercompany interest expense (income), net	23.3	(23.3)	—	—	—
Interest expense (income), net	23.3	(12.2)	0.8	—	11.9
Other expense, net	—	0.2	—	—	0.2
Total other expense (income)	23.3	(12.0)	0.8	—	12.1

Income from equity investees	250.7	86.1	—	(336.8)	—

Income before income taxes	208.8	348.8	107.6	(336.8)	328.4
Income tax benefit (provision)	10.8	(98.1)	(21.5)	—	(108.8)
Net income	219.6	250.7	86.1	(336.8)	219.6
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income attributable to Tempur Sealy International, Inc.	$219.6	$250.7	$86.1	$(336.8)	$219.6

Comprehensive income	$211.1	$249.4	$78.9	$(328.3)	$211.1

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Balance Sheets
December 31, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$30.9	$50.1	$—	$81.0
Accounts receivable, net	—	192.6	156.6	—	349.2
Inventories	—	147.5	51.7	—	199.2
Income taxes payable	118.4	—	—	(118.4)	—
Prepaid expenses and other current assets	—	26.3	27.4	—	53.7
Deferred income taxes	10.0	29.3	5.1	—	44.4
Total Current Assets	128.4	426.6	290.9	(118.4)	727.5
Property, plant and equipment, net	—	335.9	75.7	—	411.6
Goodwill	—	577.2	182.4	—	759.6
Other intangible assets, net	—	624.6	125.5	—	750.1
Deferred tax asset	—	—	10.9	—	10.9
Other non-current assets	7.6	47.0	15.6	—	70.2
Net investment in subsidiaries	756.0	—	—	(756.0)	—
Due from affiliates	1,299.9	2,306.5	0.9	(3,607.3)	—
Total Assets	$2,191.9	$4,317.8	$701.9	$(4,481.7)	$2,729.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$140.5	$50.7	$—	$191.2
Accrued expenses and other current liabilities	1.4	144.2	62.8	—	208.4
Deferred income taxes	—	—	0.8	—	0.8
Income taxes payable	—	115.2	4.7	(118.4)	1.5
Current portion of long-term debt	—	36.6	3.0	—	39.6
Total Current Liabilities	1.4	436.5	122.0	(118.4)	441.5
Long-term debt	375.0	1,421.9	—	—	1,796.9
Deferred income taxes	—	252.8	33.3	—	286.1
Other non-current liabilities	—	69.1	6.2	—	75.3
Due to affiliates	1,685.4	1,381.5	940.5	(4,007.4)	—
Total Liabilities	2,061.8	3,561.8	1,102.0	(4,125.8)	2,599.8

Redeemable non-controlling interest	11.5	11.5	—	(11.5)	11.5

Total Stockholders’ Equity	118.6	744.5	(400.1)	(344.4)	118.6
Total Liabilities and Stockholders’ Equity	$2,191.9	$4,317.8	$701.9	$(4,481.7)	$2,729.9

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Balance Sheets
December 31, 2012
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$19.2	$160.1	$—	$179.3
Accounts receivable, net	—	63.6	72.7	—	136.3
Inventories	—	55.7	37.3	—	93.0
Escrow Receivable	375.0	—	—	—	375.0
Income tax receivable	86.2	—	—	(86.2)	—
Prepaid expenses and other current assets	—	26.4	15.0	—	41.4
Deferred income taxes	11.7	—	2.6	(11.7)	2.6
Total Current Assets	472.9	164.9	287.7	(97.9)	827.6
Property, plant and equipment, net	—	132.7	53.3	—	186.0
Goodwill	—	89.9	126.2	—	216.1
Other intangible assets, net	—	42.9	20.2	—	63.1
Deferred tax asset	—	—	10.4	—	10.4
Other non-current assets	—	13.4	2.9	—	16.3
Net investment in subsidiaries	1,213.0	300.2	—	(1,513.2)	—
Due from affiliates	28.0	1,460.0	3.4	(1,491.4)	—
Total Assets	$1,713.9	$2,204.0	$504.1	$(3,102.5)	$1,319.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$60.0	$25.8	$—	$85.8
Accrued expenses and other current liabilities	0.2	52.7	35.0	—	87.9
Deferred income taxes	—	37.6	0.6	(11.7)	26.5
Income taxes payable	—	89.3	12.4	(86.2)	15.5
Total Current Liabilities	0.2	239.6	73.8	(97.9)	215.7
Long-term debt	375.0	650.0	—	—	1,025.0
Deferred income taxes	—	28.9	2.5	—	31.4
Other non-current liabilities	—	23.5	1.6	—	25.1
Due to affiliates	1,316.4	49.0	126.0	(1,491.4)	—
Total Liabilities	1,691.6	991.0	203.9	(1,589.3)	1,297.2

Total Stockholders’ Equity	22.3	1,213.0	300.2	(1,513.2)	22.3
Total Liabilities and Stockholders’ Equity	$1,713.9	$2,204.0	$504.1	$(3,102.5)	$1,319.5

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(66.1)	$80.9	$83.7	$—	$98.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	$—	$(1,035.3)	$(137.6)	$—	$(1,172.9)
Purchases of property, plant and equipment	—	(28.3)	(11.7)	—	(40.0)
Other	—	(54.7)	54.6	—	(0.1)
Net cash used in investing activities	—	(1,118.3)	(94.7)	—	(1,213.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	—	2,992.6	—	—	2,992.6
Repayments 2012 Credit Agreement	—	(1,658.3)	—	—	(1,658.3)
Proceeds from issuance of Senior Notes	375.0	—	—	—	375.0
Proceeds from 2011 Credit Facility	—	46.5	—	—	46.5
Repayments of 2011 Credit Facility	—	(696.5)	—	—	(696.5)
Net activity in investment in and advances (to) from subsidiaries and affiliates	(772.8)	874.9	(102.1)	—	—
Payment of deferred financing costs	(8.4)	(43.6)	—	—	(52.0)
Proceeds from exercise of stock options	8.7	—	—	—	8.7
Excess tax benefit from stock based compensation	5.4	—	—	—	5.4
Treasury stock repurchased	458.2	(465.2)	—	—	(7.0)
Other	—	(1.3)	0.3	—	(1.0)
Net cash provided by (used in) financing activities	66.1	1,049.1	(101.8)	—	1,013.4

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2.8	—	2.8
Increase (decrease) in cash and cash equivalents	—	11.7	(110.0)	—	(98.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	19.2	160.1	—	179.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$30.9	$50.1	$—	$81.0

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2012
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(43.6)	$140.5	$93.0	$—	$189.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	—	(4.5)	—	(4.5)
Purchase of property, plant and equipment	—	(36.7)	(13.8)	—	(50.5)
Other	—	(0.1)	0.1	—	—
Net cash used in investing activities	—	(36.8)	(18.2)	—	(55.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	$—	$—	$—	$—	$—
Repayments of the 2012 Credit Agreement	—	—	—	—	—
Proceeds from the 2011 Credit Facility	—	352.0	—	—	352.0
Repayments of the 2011 Credit Facility	—	(287.0)	—	—	(287.0)
Net activity in investment in and advances from (to) subsidiaries and affiliates	187.0	(170.8)	(16.2)	—	—
Payment of deferred financing costs	(2.2)	—	(0.1)	—	(2.3)
Proceeds from exercise of stock options	11.4	—	—	—	11.4
Excess tax benefit from stock based compensation	—	10.5	—	—	10.5
Treasury stock repurchased	(152.6)	—	—	—	(152.6)
Other	—	—	(2.8)	—	(2.8)
Net cash provided by (used in) financing activities	43.6	(95.3)	(19.1)	—	(70.8)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	3.8	—	3.8
Increase in cash and cash equivalents	—	8.4	59.5	—	67.9
CASH AND CASH EQUIVALENTS, BEGININNG OF PERIOD	—	10.8	100.6	—	111.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$19.2	$160.1	$—	$179.3

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2011
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(24.6)	$192.4	$80.9	$—	$248.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	—	(4.6)	—	(4.6)
Purchase of property, plant and equipment	—	(18.8)	(10.7)	—	(29.5)
Other	—	(0.2)	(1.8)	—	(2.0)
Net cash used in investing activities	—	(19.0)	(17.1)	—	(36.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	$—	$—	$—	$—	$—
Repayments of the 2012 Credit Agreement	—	—	—	—	—
Proceeds from the 2011 Credit Facility	—	821.5	—	—	821.5
Repayments of the 2011 Credit Facility	—	(643.5)	—	—	(643.5)
Net activity in investment in and advances from (to) subsidiaries and affiliates	363.9	(360.1)	(3.8)	—	—
Payment of deferred financing costs	—	(6.1)	(0.1)	—	(6.2)
Proceeds from exercise of stock options	26.3	—	—	—	26.3
Excess tax benefit from stock based compensation	—	19.2	—	—	19.2
Treasury stock repurchased	(365.9)	—	—	—	(365.9)
Other	—	—	(0.3)	—	(0.3)
Net cash provided by (used in) financing activities	24.3	(169.0)	(4.2)	—	(148.9)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(5.9)	—	(5.9)
(Decrease) increase in cash and cash equivalents	(0.3)	4.4	53.7	—	57.8
CASH AND CASH EQUIVALENTS, BEGININNG OF PERIOD	0.3	6.4	46.9	—	53.6
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$10.8	$100.6	$—	$111.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013
SCHEDULE II
(in millions)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2011	7.4	1.6	—	(2.2)	6.8
Year Ended December 31, 2012	6.8	2.5	—	(1.1)	8.2
Year Ended December 31, 2013	8.2	1.3	—	9.8	19.3

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance deferred tax assets:
Year Ended December 31, 2011	8.8	—	—	(5.9)	2.9
Year Ended December 31, 2012	2.9	—	—	(2.8)	0.1
Year Ended December 31, 2013	0.1	20.4	18.9	—	39.4