Form 10-Q
period 2014-03-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2014-05-02
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2014 was 70,499,639 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning our plans; objectives; goals; strategies; future events; future revenues or performance; the impact of the macroeconomic environment in both the U.S. and internationally on sales and our business segments; strategic long-term investments; changes in capital expenditures; consumer confidence and the availability of consumer financing; changes in interest rates; litigation and similar issues; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carry forwards; the outcome of pending tax audits or other tax proceedings; financial flexibility; the impact of initiatives to respond to increased levels of competition in our industry; the impact of initiatives to accelerate growth, expand global market share and sales; efforts to expand business within established accounts, improve account productivity, reduce costs and operating expenses and improve manufacturing productivity; changing commodity costs; initiatives to improve gross margin; the vertical integration of our business; the development, rollout and market acceptance of new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; our ability to further invest in the business and in brand awareness; our ability to meet financial obligations and continue to comply with the terms of our credit facilities, including financial ratio covenants; effects of changes in foreign exchange rates on our reported earnings; our expected sources of cash flow; our ability to effectively manage cash; our ability to align costs with sales expectations; and  our ability to successfully integrate Sealy Corporation (“Sealy”) into the Company’s operations and realize cost and revenue synergies and other benefits from the transaction, including expectations regarding product offerings, growth opportunities, value creation, and financial strength. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “proposed,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. There are important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this report, including the risk factors discussed under the heading “Risk Factors” under ITEM 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2013. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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
ITEM 1.     FINANCIAL STATEMENTS
TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$701.9	$390.1
Cost of sales	432.4	201.7
Gross profit	269.5	188.4
Selling and marketing expenses	143.0	86.4
General, administrative and other	70.3	58.7
Equity income in earnings of unconsolidated affiliates	(1.7)	(0.2)
Royalty income, net of royalty expense	(4.5)	(1.0)
Operating income	62.4	44.5

Other expense, net:
Interest expense, net	22.2	27.9
Other expense, net	1.0	1.5
Total other expense	23.2	29.4

Income before income taxes	39.2	15.1
Income tax provision	(11.5)	(2.6)
Net income before non-controlling interest	27.7	12.5
Less: Net income attributable to non-controlling interest	0.3	—
Net income attributable to Tempur Sealy International, Inc.	$27.4	$12.5

Earnings per common share:
Basic	$0.45	$0.21
Diluted	$0.44	$0.20

Weighted average common shares outstanding:
Basic	60.7	60.0
Diluted	61.9	61.2

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income before non-controlling interest	$27.7	$12.5
Other comprehensive income (loss) before tax, net of tax
Foreign currency translation adjustments	0.8	(11.1)
Net change in unrecognized gain on interest rate swap, net of tax	0.1	0.4
Net change in unrecognized gain on foreign exchange forward contracts, net of tax	0.9	—
Other comprehensive income (loss), net of tax	1.8	(10.7)
Comprehensive income	29.5	1.8
Less: Comprehensive income attributable to non-controlling interest	0.3	—
Comprehensive income attributable to Tempur Sealy International, Inc.	$29.2	$1.8

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$79.7	$81.0
Accounts receivable, net	368.4	349.2
Inventories, net	222.7	199.2
Prepaid expenses and other current assets	59.4	53.7
Deferred income taxes	43.0	44.4
Total Current Assets	773.2	727.5
Property, plant and equipment, net	402.4	411.6
Goodwill	764.4	759.6
Other intangible assets, net	743.7	750.1
Deferred income taxes	10.8	10.9
Other non-current assets	76.9	70.2
Total Assets	$2,771.4	$2,729.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$200.8	$191.2
Accrued expenses and other current liabilities	195.4	208.4
Deferred income taxes	0.9	0.8
Income taxes payable	3.8	1.5
Current portion of long-term debt	45.6	39.6
Total Current Liabilities	446.5	441.5
Long-term debt	1,799.7	1,796.9
Deferred income taxes	279.9	286.1
Other non-current liabilities	82.0	75.3
Total Liabilities	2,608.1	2,599.8

Commitments and contingencies—see Note 12

Redeemable non-controlling interest	11.8	11.5

Total Stockholders’ Equity	151.5	118.6
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,771.4	$2,729.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$27.7	$12.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.9	11.2
Amortization of stock-based compensation	4.1	3.5
Amortization of deferred financing costs	2.3	0.4
Write-off of deferred financing costs	—	4.7
Bad debt expense	1.8	0.5
Deferred income taxes	(1.9)	(41.5)
Equity income in earnings of unconsolidated affiliates	(1.7)	(0.2)
Non cash interest expense on convertible notes	1.2	—
Loss on sale of assets	0.3	—
Foreign currency adjustments and other	0.1	(0.1)
Changes in operating assets and liabilities, net of effect of business acquisitions	(55.4)	14.2
Net cash (used in) provided by operating activities	(1.6)	5.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(1,265.5)
Purchases of property, plant and equipment	(7.8)	(5.6)
Other	(0.8)	0.1
Net cash used in investing activities	(8.6)	(1,271.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	74.5	1,525.0
Repayments of 2012 Credit Agreement	(66.5)	(24.1)
Proceeds from issuance of Senior Notes	—	375.0
Proceeds from 2011 Credit Facility	—	46.5
Repayments of 2011 Credit Facility	—	(696.5)
Proceeds from exercise of stock options	1.7	4.2
Excess tax benefit from stock based compensation	0.9	2.5
Treasury shares repurchased	(2.2)	—
Payments of deferred financing costs	—	(51.5)
Other	0.1	(0.3)
Net cash provided by financing activities	8.5	1,180.8
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.4	(2.8)
Decrease in cash and cash equivalents	(1.3)	(87.8)
CASH AND CASH EQUIVALENTS, beginning of period	81.0	179.3
CASH AND CASH EQUIVALENTS, end of period	$79.7	$91.5

Supplemental cash flow information:
Cash paid during the period for:
Interest	$12.3	$15.1
Income taxes, net of refunds	$10.2	$7.9
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

The Company develops, manufactures, markets and sells bedding products, which include mattresses, foundations and adjustable bases, and other products, which include pillows and other accessories. The Company also derives income from royalties by licensing Sealy® brands, technology and trademarks to other manufacturers. Additionally, the Company participates in several joint ventures in the Asia-Pacific region as well as a joint venture in the U.S. with Comfort Revolution International, LLC ("Comfort Revolution"). The Company sells its products through three sales channels: Retail, Direct and Other.

On March 18, 2013, the Company completed the acquisition of Sealy Corporation  and its historical subsidiaries (“Sealy”), which manufactures and markets a broad range of mattresses and foundations. The Company’s acquisition of Sealy ("Sealy Acquisition") is more fully described in Note 2, “Business Combination”. The 2014 and 2013 results of operations for Sealy are reported within the Company’s Sealy reportable segment and include results for the three months ended March 31, 2014 and the period from March 18, 2013 through March 31, 2013, respectively.

As a result of the Sealy Acquisition, the Company’s Condensed Consolidated Financial Statements include the results of Comfort Revolution, a 45.0% owned joint venture. Comfort Revolution constitutes a variable interest entity (“VIE”) for which the Company is considered to be the primary beneficiary due to the Company's disproportionate share of the economic risk associated with its equity contribution, debt financing and other factors that were considered in the related-party analysis surrounding the identification of the primary beneficiary. The operations of Comfort Revolution are not material to the Company's Condensed Consolidated Financial Statements.

The Company also has ownership interests in a group of Asia-Pacific joint ventures, as a result of the Sealy Acquisition, to develop markets for Sealy® branded products in those regions. The equity method of accounting is used for these joint ventures over which the Company has significant influence, but does not have effective control, and consolidation is not otherwise required. The Company’s Asia-Pacific joint ventures are more fully described in Note 5, “Unconsolidated Affiliate Companies”.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP” or “GAAP”) for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed on February 21, 2014.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

(b) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

(in millions)	March 31,	December 31,
	2014	2013
Finished goods	$155.5	$126.7
Work-in-process	11.2	10.0
Raw materials and supplies	56.0	62.5
	$222.7	$199.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) Accrued Sales Returns. The Company allows product returns through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

The Company had the following activity for sales returns from December 31, 2013 to March 31, 2014:

(in millions)
Balance as of December 31, 2013	$28.7
Amounts accrued	29.6
Returns charged to accrual	(29.1)
Balance as of March 31, 2014	$29.2

(d) Warranties. The Company provides warranties on certain products, which vary based by segment, product and brand. Estimates of warranty expenses are based primarily on historical claim experience and product testing. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized.

The following summarizes the Company’s warranty terms:

Segment	Product/Brand	Warranty Term (in years)
Tempur North America	Mattresses	10 - 25, prorated (1)
Tempur North America	Pillows	3
Tempur International	Mattresses	15, prorated (2)
Tempur International	Pillows	3
Sealy	Mattresses	10 - 25, prorated(1)

(1)	Products have various warranty terms, generally non-prorated for the first 10 to 15 years and then prorated for the balance of the warranty term.

(2)	The last 10 years of warranty period are prorated on a straight-line basis.

The Company had the following activity for warranties from December 31, 2013 to March 31, 2014:

(in millions)
Balance as of December 31, 2013	$26.1
Amounts accrued	16.5
Warranties charged to accrual	(14.6)
Balance as of March 31, 2014	$28.0

As of March 31, 2014 and December 31, 2013, $16.5 million and $14.9 million are included as a component of accrued expenses and other current liabilities and $11.5 million and $11.2 million are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty costs by segment in determining its estimate of future warranty obligations.

(e) Revenue Recognition. Sales of products are recognized when persuasive evidence of an arrangement exists, and title passes to customers and the risks and rewards of ownership are transferred, the sales price is fixed or determinable and collectability is reasonably assured. The Company extends volume discounts to certain customers, as well as promotional allowances, floor sample discounts, commissions paid to retail associates and slotting fees and reflects these amounts as a reduction of sales. The Company also reports sales net of tax assessed by qualifying governmental authorities. The Company extends credit based on the creditworthiness of its customers. No collateral is required on sales made in the normal course of business.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $20.5 million and $19.3 million as of March 31, 2014 and December 31, 2013, respectively.

(f) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and included in general, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income. Research and development costs charged to expense were $5.9 million and $4.8 million for the three months ended March 31, 2014 and 2013, respectively.

(g) Royalty Income and Expense. The Company recognizes royalty income based on sales of Sealy® and Stearns & Foster® branded products by various licensees. The Company also pays royalties to other entities for the use of their names on products produced by the Company. Royalty income, net of royalty expense was $4.5 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

(h) Environmental Cost. Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate, under the Financial Accounting Standards Board ("FASB") authoritative guidance on environmental remediation liabilities. Expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred. Liabilities are recorded when environmental assessments are made or the requirement for remedial efforts is probable, and the costs can be reasonably estimated. The timing of accruing for these remediation liabilities is generally no later than the completion of feasibility studies. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

(i) Pension Obligations. The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at four of its active Sealy plants and eight previously closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.
(2) Business Combination

On March 18, 2013, the Company completed the Sealy Acquisition. Pursuant to the merger agreement, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the Sealy Acquisition was canceled and (other than shares held by Sealy or Tempur-Pedic or their subsidiaries or Sealy stockholders who properly exercised their appraisal rights) converted into the right to receive $2.20 in cash. The total purchase price was $1,172.9 million, which was funded using available cash and financing consisting of the Company’s 2012 Credit Agreement and Senior Notes (see Note 4, “Debt” for the definition of these terms and further discussion).

Sealy owns one of the largest portfolios of bedding brands in the world, and manufactures and markets a complete line of bedding products under the Sealy®, Sealy Posturepedic®, OptimumTM and Stearns & Foster® brands. The results of operations of Sealy and Sealy’s historical subsidiaries are reported within the Company’s Sealy reportable segment.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company incurred $11.8 million of direct transaction expenses for the three months ended March 31, 2013. These expenses are included in general, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income. In addition, the Company incurred $19.9 million of incremental interest expense for the three months ended March 31, 2013, which includes interest and other fees on the Senior Notes and the 2012 Credit Agreement for the period prior to March 18, 2013, commitment fees associated with financing for the closing of the Sealy Acquisition, and the write off of deferred financing costs associated with the 2011 Credit Facility.

The Company accounted for the Sealy Acquisition using the acquisition method. The allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of March 18, 2013. The components of the final purchase price allocation are as follows:

(in millions)
Accounts receivable	$185.0
Inventory	75.1
Prepaid expenses and other current assets	23.4
Accounts payable	(77.9)
Accrued expenses	(140.0)
Property, plant and equipment	242.1
Other assets	32.6
Identifiable intangible assets:
Indefinite-lived trade names	521.2
Contractual retailer/distributer relationships	91.1
Developed technology, including patents	87.1
Customer databases	3.9
Optimum™ trade name	2.3
Deferred income taxes, net	(231.2)
Sealy 8.0% Notes	(96.2)
Redeemable non-controlling interest	(11.3)
Other liabilities	(77.5)
Goodwill	543.2
Net consideration transferred	$1,172.9	(1)

(1)
During the three months ended March 31, 2013, the Company deposited with a paying agent an amount in cash sufficient to make payment to all holders of the 8.0% Sealy Notes who converted their notes during a make-whole period, pursuant to the merger agreement.  Of this amount deposited, approximately $92.6 million was transferred back to the Company on May 10, 2013 after the expiration of a deposit period specified in the related paying agency agreement. Due to the timing difference, the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 reflects acquisition of businesses, net of cash acquired, of $1,265.5 million.

The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Sealy Acquisition. These benefits include a comprehensive portfolio of iconic brands, complementary product offerings, enhanced global footprint, and attractive synergy opportunities and value creation. None of the goodwill is expected to be deductible for income tax purposes and is entirely allocated to the Sealy reportable segment.

The following unaudited pro forma information presents the combined financial results for the Company and Sealy as if the Sealy Acquisition had been completed at the beginning of the Company’s prior year, January 1, 2013. Prior to the Sealy Acquisition, Sealy used a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The pro forma financial information set forth below for the three months ended March 31, 2013 includes Sealy’s pro forma information for the combined three month period from December 3, 2012 through March 3, 2013.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(in millions, except earnings per common share)	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2014	2013
Net sales	$701.9	$683.0
Net income	$27.4	$15.6
Earnings from continuing operations per common share – Diluted	$0.44	$0.25

The information above does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that the Company will experience going forward.
(3) Goodwill and Other intangible assets

The following summarizes changes to the Company’s goodwill, by reportable business segment:

(in millions)	Total	Tempur North America	Tempur International	Sealy
Balance as of December 31, 2013	$759.6	$107.7	$107.3	$544.6
Foreign currency translation adjustments and other	4.8	(0.7)	0.2	5.3
Balance as of March 31, 2014	$764.4	$107.0	$107.5	$549.9

The following table summarizes information relating to the Company’s other intangible assets, net:

($ in millions)
		March 31, 2014			December 31, 2013
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade name		$572.5	$—	$572.5	$575.3	$—	$575.3
Amortized intangible assets:
Contractual distributor relationships	15	$89.1	$6.1	$83.0	$90.0	$4.7	$85.3
Technology and other	10	92.6	27.3	65.3	93.2	25.5	67.7
Patents, other trademarks, & other trade names	5-20	27.5	12.8	14.7	27.4	12.2	15.2
Customer databases, relationships, and reacquired rights	3-5	23.0	14.8	8.2	21.0	14.4	6.6
Total		$804.7	$61.0	$743.7	$806.9	$56.8	$750.1

Amortization expense relating to intangible assets for the Company was $4.4 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any historical period.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(4) Debt

Debt. Debt for the Company consists of the following:

(in millions)	March 31, 2014	December 31, 2013
Debt:
Revolving credit facility, interest at Base Rate plus applicable margin of 2.00% or LIBOR plus applicable margin of 3.00% as of March 31, 2014 and as of December 31, 2013, commitment through and due March 18, 2018	$113.0	$74.5
Term A Facility, interest at LIBOR plus applicable margin of 2.25% as of March 31, 2014 and as of December 31, 2013, commitment through and due March 18, 2018	506.7	522.5
Term B Facility, interest at LIBOR plus applicable margin of 2.75% as of March 31, 2014 and as of December 31, 2013, commitment through and due March 18, 2020	722.7	737.3
$375.0 million Senior Notes, interest at 6.875%, due December 15, 2020	375.0	375.0
8.0% Sealy Notes, due July 15, 2016	100.9	99.6
Capital lease obligations and other	27.0	27.6
	$1,845.3	$1,836.5
Less: current portion	(45.6)	(39.6)
Long-term debt	$1,799.7	$1,796.9

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

Borrowings under the Revolver bear interest at either (i) LIBOR plus applicable margin, or (ii) Base Rate plus applicable margin. As of March 31, 2014, the Revolver total LIBOR plus applicable margin interest rate was 3.16%. As of March 31, 2014, the Revolver total Base Rate plus applicable margin interest rate was 5.25%. The Revolver will mature on March 18, 2018. During the three months ended March 31, 2014, borrowings were $74.5 million and repayments were $36.0 million. Total outstanding borrowings under the Revolver were $113.0 million with letters of credit outstanding of $20.9 million, and total availability under the Revolver was $216.1 million as of March 31, 2014.

The Term A Facility bears interest at LIBOR plus applicable margin. As of March 31, 2014, the Term A Facility total LIBOR plus applicable margin interest rate was 2.40%. The Term A Facility will mature on March 18, 2018, and is subject to scheduled quarterly payments in accordance with the 2012 Credit Agreement. The scheduled quarterly payments are $6.8 million through December 31, 2014, and $13.5 million from March 31, 2015 through December 31, 2017. Upon maturity, the principal payment due is $324.3 million. During the three months ended March 31, 2014, repayments were $15.8 million, which includes $9.1 million of prepayments made as a result of the excess cash flow covenant in the 2012 Credit Agreement.

The Term B Facility bears interest at LIBOR plus applicable margin. As of March 31, 2014, the Term B Facility total LIBOR plus applicable margin was 3.50%. The Term B Facility will mature on March 18, 2020, and is subject to scheduled quarterly payments in accordance with the 2012 Credit Agreement. The scheduled quarterly payments are $1.8 million through December 31, 2019. Upon maturity, the principal payment due is $680.6 million. During the three months ended March 31, 2014, repayments were $14.7 million, which includes $12.8 million of prepayments made as a result of the excess cash flow covenant in the 2012 Credit Agreement.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The 2012 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio and maintenance of a maximum consolidated total net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and certain other debt and obligations. The Company is allowed to exclude 100.0% of the domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of March 31, 2014, domestic qualified cash was $33.0 million and foreign qualified cash was $28.0 million

The Company is in compliance with all applicable covenants as of March 31, 2014.

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

8.0% Sealy Notes

In conjunction with the Sealy Acquisition, Sealy’s obligations under its 8.0% Sealy Notes were amended. As a result of the Sealy Acquisition, the 8.0% Sealy Notes became convertible solely into cash, in an amount that declined slightly every day during the Make-Whole Period (as defined under the Supplemental Indenture governing the  8.0% Sealy Notes) that followed the Sealy Acquisition, and then became fixed thereafter. The Make-Whole Period effectively expired on April 12, 2013. As of April 12, 2013, approximately 83.0% of all the 8.0% Sealy Notes outstanding prior to the Sealy Acquisition were converted into cash and paid to the holders. Holders of the 8.0% Sealy Notes who converted on March 19, 2013 received approximately $2,325.43 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The holders of the 8.0% Sealy Notes who convert after April 12, 2013 will receive $2,200 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The Company calculated the preliminary fair value of the remaining 8.0% Sealy Notes as part of its purchase price allocation by first calculating the future payout of the remaining 17.0% aggregate principal amount of the 8.0% Sealy Notes still outstanding and the cumulative semi-annual interest payments at the July 15, 2016 maturity, and then calculated the present value using a market discount rate, which resulted in a fair value of $96.2 million at the date of the opening balance sheet. As of March 31, 2014, the fair value of the 8.0% Sealy Notes is $101.1 million, which includes $4.9 million of accreted discount. The discount is accreted through non-cash interest expense over the life of the 8.0% Sealy Notes using the effective interest method. As of March 31, 2014, the 8.0% Sealy Notes had a carrying value of $100.9 million, which includes $4.9 million of accreted discount less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion.

The 8.0% Sealy Notes mature on July 15, 2016 and bear interest at 8.0% per annum accruing semi-annually in arrears on January 15 and July 15 of each year. Sealy does not pay interest in cash to the holders of the 8.0% Sealy Notes, but instead increases the principal amount of the 8.0% Sealy Notes by an amount equal to the accrued interest for the interest period then ended (“Paid-In-Kind” or “PIK interest”). The amount of the accrued interest for each interest period is calculated on the basis of the accreted principal amount as of the first day of such interest period. Any PIK interest accrued with respect to the 8.0% Sealy Notes converted between interest payment dates is forfeited in most circumstances.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Capital Leases

The Company is party to capital leases and has recorded the fair value of the obligation on its accompanying Condensed Consolidated Balance Sheets. The approximate remaining life of the leases is between 8 and 10 years.

Interest Rate Swap

On August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with variable portions of the Company’s debt outstanding. Refer to Note 6, “Derivative Financial Instruments,” for additional information regarding the Company’s interest rate swap.

(5) Unconsolidated Affiliate Companies

The Company has ownership interests in a group of Asia-Pacific joint ventures, as a result of the Sealy Acquisition, to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0% and is accounted for under the equity method. The Company's net investment of $9.6 million at March 31, 2014 and $7.8 million at December 31, 2013 are recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s share of earnings is recorded in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.
(6) Derivative Financial Instruments

In the normal course of business, the Company is exposed to certain risks related to fluctuations in interest rates and foreign exchange rate risk. The Company uses interest rate swaps to manage risks from interest rate market fluctuations. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions. The Company also utilizes foreign exchange spot and forward contracts to manage the risk associated with exposures to foreign currency risk. Certain foreign exchange forward contracts relate to intercompany debt and associated interest payments and certain accounts receivable and accounts payable. In addition, certain foreign exchange forward contracts relate to risks associated with intercompany inventory purchases. The fair value of foreign exchange forward contracts is calculated as described in Note 7, "Fair Value Measurements," taking into consideration foreign currency rates and the current creditworthiness of the counterparties or the Company, as applicable.

Interest Rate Swap

The Company is exposed to changes in interest rates on its variable rate debt. In order to manage this risk, on August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. The Company designated this interest rate swap as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated swap agreement will offset losses and gains on the transactions being hedged. The Company formally documented the effectiveness of this qualifying hedge instrument (both at the inception of the swap and on an ongoing basis) in offsetting changes in cash flows of the hedged transaction. The fair value of the interest rate swap is calculated as described in Note 7, “Fair Value Measurements,” taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

As a result of this swap, the Company pays interest at a fixed rate and receives payments at a variable rate which began on December 30, 2011. As of this date, the swap effectively fixed the floating LIBOR-based interest rate to 1.25% plus the applicable margin on $250.0 million of the outstanding balance under the Company’s variable rate debt. As of December 30, 2013 the outstanding notional principal amount of the swap reduced to $150.0 million. The interest rate swap expires on December 30, 2015. The Company has selected the LIBOR-based rate on the hedged portion of the Company’s variable rate debt during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Foreign Exchange Forward Contracts

Cash Flow Hedges

The Company is exposed to foreign currency risk related to intercompany inventory purchases denominated in foreign currencies. To manage the risk associated with fluctuations in foreign currencies related to these transactions, the Company enters into foreign exchange forward contracts. The Company designates certain foreign exchange forward contracts as hedging instruments, and the contracts qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts' gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income until the underlying hedged item is reflected in the Company's accompanying Condensed Consolidated Statements of Income, at which time the effective amount in accumulated other comprehensive income is reclassified to cost of sales in accompanying Condensed Consolidated Statements of Income. The Company expects to reclassify a gain of approximately $0.8 million, net of tax, over the next 12 months based on the March 31, 2014 exchange rate.

In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other expense, net on the accompanying Condensed Consolidated Statements of Income. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other expense, net. As of March 31, 2014, the Company had foreign exchange forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars with a notional amount outstanding of $86.2 million. These foreign exchange forward contracts have maturities ranging from April 2014 to March 2015.

Economic Hedges

The Company is also exposed to foreign currency risk related to intercompany debt and associated interest payments and certain accounts receivable and accounts payable. To manage the risk associated with fluctuations in foreign currencies related to these assets and liabilities, the Company enters into foreign exchange forward contracts. The Company considers these contracts to be economic hedges. Accordingly, changes in the fair value of these instruments affect earnings during the current period. These foreign exchange forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies. The fair value of foreign currency agreements are estimated as described in Note 7, “Fair Value Measurements,” taking into consideration foreign currency rates and the current creditworthiness of the counterparties or the Company, as applicable. Theses amounts are immaterial to the Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

As of March 31, 2014 and December 31, 2013, the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets were recorded as follows:

(in millions)
	Asset Derivatives
	Balance Sheet Location	Fair Value
		March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$1.0	$—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	0.6	—
		$1.6	$—

(in millions)
	Liability Derivatives
	Balance Sheet Location	Fair Value
		March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments
Interest rate swap - current	Accrued expenses and other current liabilities	$1.5	$1.4
Interest rate swap - non-current	Other non-current liabilities	0.6	0.9
		$2.1	$2.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2014 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$0.2	Interest expense, net	$(0.5)	Interest expense, net	$—
Foreign exchange forward contracts	$1.7	Cost of goods sold	$(0.6)	Cost of goods sold	$(0.3)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Foreign exchange forward contracts	Other income (expense), net	$0.8

The effect of derivative instruments on the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2013 was as follows:

Derivatives Designated as Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$0.6	Interest expense, net	(0.8)	Interest expense, net	$—

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(7) Fair Value Measurements

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three months ended March 31, 2014. At March 31, 2014, the Company had an interest rate swap and foreign exchange forward contracts recorded at fair value. The fair value of the interest rate swap is calculated using standard industry models based on observable forward yield curves. The fair value of the foreign exchange forward contracts is calculated using standard industry models based on observable forward points and discount curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts.

The Company estimates fair value of its financial instruments utilizing an established three-level hierarchy. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date as follows:

•	Level 1 - Valuation is based upon unadjusted quoted prices for identical assets or liabilities in active markets.

•
Level 2 - Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 - Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

(in millions)		Fair Value Measurements at March 31, 2014 Using:
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange forward contracts	$1.6	$—	$1.6	$—
Liabilities:
Interest rate swap	$2.1	$—	$2.1	$—

(in millions)		Fair Value Measurements at December 31, 2013 Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$2.3	$—	$2.3	$—

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2012 Credit Agreement are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the Senior Notes was approximately $409.2 million at March 31, 2014. The fair value of the Sealy 8.0% Notes was approximately $101.1 million at March 31, 2014. The fair value of the Senior Notes and the 8.0% Sealy Notes were based on Level 2 inputs such as quoted market prices or estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments.
(8) Stockholders’ Equity

Tempur Sealy International has 300.0 million authorized shares of common stock with $0.01 per share par value and 0.01 million shares of preferred stock. Subject to preferences that may be applicable to any outstanding preferred stock, holders of the common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(9) Defined Benefit Plans

As of March 31, 2014, the Company’s liability related to its sponsored defined benefit plans was $6.8 million. The net periodic pension cost for the three months ended March 31, 2014 and 2013 were not material.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(10) Other Items

Accumulated other comprehensive income.

Accumulated other comprehensive income consisted of the following:

(in millions)	Three Months Ended
	March 31,
	2014	2013
Foreign Currency Translation
Balance at beginning of period	$(15.6)	$(4.9)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	0.8	(11.1)
Balance at end of period	$(14.8)	$(16.0)

Interest Rate Swap
Balance at beginning of period	$(1.4)	$(2.7)
Other comprehensive income:
Net change from period revaluations:	0.7	1.4
Tax (expense)(2)	(0.3)	(0.5)
Total other comprehensive income before reclassifications, net of tax	$0.4	$0.9
Net amount reclassified to earnings (3)	(0.5)	(0.8)
Tax benefit (2)	0.2	0.3
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(0.3)	$(0.5)
Total other comprehensive income	0.1	0.4
Balance at end of period	$(1.3)	$(2.3)

Pension Benefits
Balance at beginning of period	$3.2	$—
Other comprehensive income:
Net change from period revaluations	—	—
Tax (expense)	—	—
Total other comprehensive income	$—	$—
Balance at end of period	$3.2	$—

Foreign Exchange Forward Contracts
Balance at beginning of period	$—	$—
Other comprehensive income:
Net change from period revaluations:	1.7	—
Tax (expense)(2)	(0.4)	—
Total other comprehensive income before reclassifications, net of tax	$1.3	$—
Net amount reclassified to earnings	(0.6)
Tax benefit(2)	0.2	—
Total amount reclassified from accumulated other comprehensive income, net of tax	(0.4)	$—
Total other comprehensive income	0.9	—
Balance at end of period	$0.9	$—

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(1)	In 2014 and 2013, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	These amounts were included in the income tax provision on the accompanying Condensed Consolidated Statements of Income.

(3)	This amount was included in interest expense, net on the accompanying Condensed Consolidated Statements of Income.
(11) Stock-Based Compensation

The Company’s stock-based compensation expense for the three months ended March 31, 2014 included performance-based restricted stock units (“PRSUs”), non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented below:

(in millions)	Three Months Ended March 31,
	2014	2013
PRSU expense	$1.1	$0.8
Option expense	1.7	2.1
RSU/DSU expense	1.3	0.6
Total stock based compensation expense	$4.1	$3.5

A summary of the Company’s PRSU activity and related information for the three months ended March 31, 2014 is presented below:

(shares in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2013	0.3	$39.04
Granted	0.3	51.87
Vested	0.0	37.05
Forfeited	—	—
Awards outstanding at March 31, 2014	0.6	$46.31	$25.2

The maximum number of shares to be awarded under the PRSUs granted during the three months ended March 31, 2014 will be 0.7 million. Approximately 0.3 million shares will vest, if earned at the end of the two-year performance period ending on December 31, 2015. Approximately 0.4 million shares will vest if earned at the end of the three-year performance period ending on December 31, 2016.

During the three months ended March 31, 2014, PRSUs with an aggregate intrinsic value of $1.4 million were issued from treasury stock following the satisfaction of certain financial metrics over the one year performance period. The PRSUs were issued from treasury stock at 100.0% of the target award, the maximum payout. During the three months ended March 31, 2013, PRSUs with an aggregate intrinsic value of $14.9 million were issued from treasury stock following the satisfaction of certain financial metrics over the performance period. The PRSUs were issued from treasury stock at 282.0% of the target award, out of a maximum payout of 300.0%.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2014 is presented below:

(shares in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2013	2.8	$21.73
Granted	0.2	51.86
Forfeited	0.0	49.63
Exercised	(0.1)	18.85
Options outstanding at March 31, 2014	2.9	$23.95	5.91	$71.2
Options exercisable at March 31, 2014	2.4	$19.10	5.17	$76.3

The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $2.7 million and $7.5 million, respectively.

A summary of the Company’s RSU and DSU activity and related information for the three months ended March 31, 2014 is presented below:

(shares in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2013	0.2	$47.00
Granted	—	—
Vested	(0.1)	49.47
Forfeited	—	—
Awards outstanding at March 31, 2014	0.1	$36.45	$5.2

No RSUs or DSUs were granted during the three months ended March 31, 2014.

The aggregate intrinsic value of RSUs issued from treasury stock during the three months ended March 31, 2014 and 2013 was $3.6 million and $5.9 million, respectively.

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to the PRSUs and options granted during the three months ended March 31, 2014 is presented below:

($ in millions)
	March 31, 2014	Weighted Average Remaining Vesting Period (Years)
Unrecognized PRSU expense	$14.1	1.73
Unrecognized stock option expense	4.3	0.68
Total unrecognized stock-based compensation expense	$18.4	2.41

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(12) Commitments and Contingencies

(a) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant as of March 31, 2014 and December 31, 2013.

(b) Norfolk County Retirement System, Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 20, 2012

Arthur Benning, Jr., Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 25, 2012

On June 20 and 25, 2012, the above suits were filed against the Company and two named executive officers in the United States District Court for the Eastern District of Kentucky, purportedly on behalf of a proposed class of shareholders who purchased the Company’s stock between January 25, 2012 and June 5, 2012. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, false and misleading statements and concealment of material information concerning the Company’s competitive position, projected net sales, earnings per diluted share and related financial performance for the Company’s 2012 fiscal year. The plaintiffs seek damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief. On November 2, 2012, the Court consolidated the two lawsuits and on March 6, 2013, plaintiffs filed a consolidated complaint. On March 31, 2014, the Court issued an Order granting the Company’s motion to dismiss the consolidated complaint. Per the Order, the Company is awaiting the Judge’s memorandum of opinion. Should the plaintiffs appeal, the Company would vigorously defend against the claims. The outcome of these matters is uncertain, however, and although the Company does not currently expect to incur a loss with respect to these matters, the Company cannot currently predict the manner and timing of the resolution of the suits, an estimate of a range of losses or any minimum loss that could result in the event of an adverse verdict in these suits, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(c) Sealy Mattress Company of NJ, Inc., David Hertz, individually, as trustee of, respectively, the Allison Lindsay Hertz Trust, the Samuel Douglas Hertz Trust, the Sydney Lauren Hertz Trust, the U/A DTD 08/21/97 Andrew Michael Marcus Trust, the U/A DTD 08/21/97 Julia Robyn Marcus Trust, and the U/A DTD 08/21/97 James Daniel Marcus Trust, and as executor of the Estate of Walter Hertz, Lisa Marcus, Rose Naiman, Michael Shoobs, and Diane Shoobs, individually and as custodian of the Robert S. Shoobs UTMA NJ v. Sealy Corporation, filed June 27, 2013.  With respect to the Sealy Acquisition, holders of approximately 3.1 million shares of Sealy common stock sent notices to Sealy purporting to exercise their appraisal rights in accordance with the Merger Agreement executed on September 26, 2012. In order to preserve these appraisal rights, any such former stockholder was required to commence an appraisal proceeding in the Delaware courts within 120 days after March 18, 2013. Sealy has expressly reserved its rights to contest that any or all of such notices were not delivered timely or otherwise not in the form required under Delaware law. On June 27, 2013, an appraisal proceeding was commenced in the Delaware Court of Chancery (the “Appraisal Action”).  If the fair value of the Sealy common stock formerly held by the former Sealy stockholders seeking the appraisal is determined to be greater than the $2.20 per share paid pursuant to the Merger Agreement, Sealy would be required to pay such difference, plus interest at the statutory rate, which could impact the Company’s financial condition and  liquidity.

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

(e) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, and the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2013 for $2.6 million associated with this remediation project.

The Company has also undertaken a remediation of soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Energy and Environmental Protection (“DEEP”) approval of the remediation plan. The Company believes that it has essentially completed its remediation of the site. In 2012, the Company submitted separate closure reports to the Connecticut DEEP for the lower portion of the site and the upper portion of the site.  The Connecticut DEEP approved the Company’s closure report for the upper portion of the site and also gave conditional approval to the Company’s closure report for the lower portion of the site.  The conditional approval for the lower portion closure required the Company to perform additional water monitoring on the lower portion of the site to demonstrate compliance with applicable standards.  The Company performed that monitoring and submitted a closure report for the lower parcel to the Connecticut DEEP. After review of the closure report, the DEEP requested an additional well and continued monitoring. The Company has recorded a liability of approximately $0.1 million associated with the completion of the closure of its remediation efforts at the site. The Company believes the contamination is attributable to the manufacturing operations of previous, unrelated, unaffiliated occupants of the facility.

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

In 1998, the Company sold an inactive facility located in Putnam, Connecticut. In 2012, the Company received a letter from the attorney for the current owner of that property claiming that the Company may have some responsibility for an environmental condition on the property. The Company continues to investigate this matter, but intends to vigorously defend the claim of the current owner against the Company.

(f) Income tax assessments. The Company has received income tax assessments from the Danish Tax Authority (“SKAT”). The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments, as necessary, in the appropriate Danish venue. The Company believes the litigation process to reach a final resolution of this matter could potentially extend over the next five years. If the Company is not successful in defending its position that the Company owes no additional taxes, the Company could be required to pay a significant amount to SKAT, which could impair or reduce the Company's liquidity and profitability. For a description of these assessments and additional information with respect to these assessments and the various related legal proceedings, see Note 13, “Income Taxes”.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(g) Other. The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.
(13) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2014 and 2013 was 29.3% and 17.2%, respectively. The Company’s income tax rate for the three months ended March 31, 2014 and 2013 differed from the U.S. federal statutory rate of 35.0% principally due to changes in the Company’s uncertain tax positions during the quarter, certain foreign tax rate differentials, state and local income taxes, the production activities deduction, and certain other permanent differences.

At March 31, 2014, the tax basis of the Company’s investment in its foreign subsidiaries exceeds the Company’s book basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.

The Company has received income tax assessments from the Danish Tax Authority (“SKAT”) with respect to the tax years 2001 through 2008 relating to the royalty paid by one of Tempur Sealy International’s U.S. subsidiaries to a Danish subsidiary.  The royalty is paid by the U.S. subsidiaries for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production processes. In its assessment, SKAT asserts that the amount of royalty rate paid by the U.S. subsidiaries to the Danish subsidiary is not reflective of an arms-length transaction. Accordingly, the tax assessment received from SKAT is based, in part, on a 20% royalty rate, which is substantially higher than that historically used or deemed appropriate by the Company.

The 2008 income tax assessment was received in March 2014. The cumulative total tax assessment for all years is approximately $233.3 million including interest and penalties. The Company filed timely protests with the Danish National Tax Tribunal (the “Tribunal”) challenging the tax assessments. The Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (“Bilateral APA”) between the United States and SKAT. A Bilateral APA involves an agreement between the Internal Revenue Service (“IRS”) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and SKAT. U.S. and Danish competent authorities have met to discuss the Company’s Bilateral APA. SKAT and the IRS met several times since 2011, most recently in February 2013, to discuss the matter. At the conclusion of the February 2013 meeting the IRS and SKAT concluded that a mutually acceptable agreement on the matter could not be reached and, as a result, the Bilateral APA process was terminated. The matter is now before the Tribunal. The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. In 2013 the Company was notified by SKAT that SKAT granted the deferral of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007 to 2017. The Company has filed a submission to SKAT requesting the deferral of additional security related to the 2008 assessment.  Due to the timing of the receipt of the assessment the request is currently under consideration by SKAT.  The Company believes that the request will be granted. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments before the Tribunal and in the Danish courts, as necessary. The impact of terminating the Bilateral APA program has been considered by the Company in its March 31, 2014 estimate of uncertain tax benefits.

The Company maintains an uncertain tax liability associated with this matter, the amount of which is based on a royalty methodology and royalty rates that the Company considers to be reflective of market transactions. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time. If the Company is not successful in defending its position before the Tribunal or in the Danish courts, the Company could be required to pay significant amounts to SKAT, which could impair or reduce its liquidity and profitability. In conjunction with this tax examination discussed below, during the year ended December 31, 2013 the Company received correspondence from SKAT requesting information regarding the royalty for the years 2008 through 2011. The correspondence indicated that SKAT would be evaluating the royalty paid for each of the years under examination. The Company has responded to SKAT’s request for information. During the three months ended December 31, 2013 the Company and SKAT agreed that the examination of this issue for the years 2008 - 2011 would be placed on hold pending the outcome of the Tribunal process.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The aggregate amount of uncertain tax benefits for all matters as of March 31, 2014 and December 31, 2013 was $26.0 million and $26.1 million, respectively. The decrease in unrecognized tax benefits is due principally to an identifiable item recognized in a prior period. The entire amount of unrecognized tax benefits would impact the effect rate if recognized. The Company had approximately $11.3 million and $11.0 of accrued interest and penalties at March 31, 2014 and December 31, 2013, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The 2012 U.S. IRS examination began in March 2014. The IRS is in the information gathering phase of this examination. With few exceptions, the Company is no longer subject to tax examinations by the IRS in the U.S. for periods prior to 2012, U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2001. As it relates to Sealy for years prior to the Sealy Acquisition, Sealy or one of its subsidiaries was required to file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Sealy’s U.S. federal income tax returns and with few exceptions its foreign income tax returns are no longer subject to examination for years prior to 2004. Generally, Sealy’s state and local jurisdiction income tax returns are no longer subject to examination for years prior to 2000.

Additionally, the Company is currently under examination by various tax authorities around the world. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. Other than the changes discussed in the preceding paragraphs, there were no significant changes to the liability for unrecognized tax benefits during the three months ended March 31, 2014.
(14) Major Customers

The top five customers accounted for approximately 31.3% and 25.3% of the Company’s net sales for the three months ended March 31, 2014 and 2013, respectively. Net sales from one customer (Mattress Firm Holding Corp.) represented more than 10.0% of net sales for the three months ended March 31, 2014.  The top five customers also accounted for approximately 30.4% and 22.3% of accounts receivable as of March 31, 2014 and 2013, respectively.
(15) Earnings Per Common Share

(in millions, except per common share amounts)
	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$27.4	$12.5

Denominator:
Denominator for basic earnings per common share-weighted average shares	60.7	60.0
Effect of dilutive securities:
Employee stock-based compensation	1.2	1.2
Denominator for diluted earnings per common share-adjusted weighted average shares	61.9	61.2

Basic earnings per common share	$0.45	$0.21

Diluted earnings per common share	$0.44	$0.20

The Company excluded 0.3 million and 0.4 million for the three months ended March 31, 2014 and 2013 respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(16) Business Segment Information

The Company operates in three business segments: Tempur North America, Tempur International and Sealy. The Tempur North America segment consists of two U.S. manufacturing facilities and the Tempur North America distribution subsidiaries. The Tempur International segment consists of a manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside of the Tempur North America and Sealy segments. The Sealy segment consists of company-owned and operated bedding and component manufacturing facilities located around the world, along with distribution subsidiaries, joint ventures, and licensees. The Company evaluates segment performance based on net sales and operating income. Certain corporate operating expenses included in the Tempur North America segment for the three months ended March 31, 2014 and 2013 were $17.7 million and $29.3 million, respectively. There were no material allocations of corporate operating expenses to the Tempur International or Sealy segments for the three months ended March 31, 2014 and 2013. The Company’s Tempur North America, Tempur International and Sealy segment assets include investments in subsidiaries which are appropriately eliminated in the Company’s accompanying Condensed Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable. The effect of the elimination of the investments in subsidiaries is included in the inter-segment eliminations as shown below.

The following table summarizes total assets by segment:

(in millions)	March 31,	December 31,
Total assets:	2014	2013
Tempur North America	$2,502.1	$2,110.7
Tempur International	509.2	477.7
Sealy	1,949.8	1,956.6
Inter-segment eliminations	(2,189.7)	(1,815.1)
	$2,771.4	$2,729.9

The following table summarizes long-lived assets by segment:

(in millions)	March 31,	December 31,
Long-lived assets:	2014	2013
Tempur North America	$391.1	$393.1
Tempur International	67.4	68.7
Sealy	1,452.0	1,459.5
	$1,910.5	$1,921.3

The following table summarizes long-lived assets by geographic region:

(in millions)	March 31,	December 31,
	2014	2013
United States	$1,637.7	$1,647.0
Canada	49.5	52.1
Other International	223.3	222.2
	$1,910.5	$1,921.3
Total International	272.8	274.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes net sales by geographic region:

(in millions)	Three Months Ended
	March 31,
	2014	2013
United States	$504.0	$253.3
Canada	48.7	15.0
Other International	149.2	121.8
	$701.9	$390.1
Total International	$197.9	$136.8

The following table summarizes segment information:

(in millions)	Three Months Ended
	March 31,
	2014	2013
Net sales to external customers:
Tempur North America
Bedding	$199.5	$204.6
Other products	13.5	21.3
	$213.0	$225.9

Tempur International
Bedding	$95.2	$89.3
Other products	30.5	28.2
	$125.7	$117.5

Sealy (1)
Bedding	$341.3	$44.7
Other products	21.9	2.0
	$363.2	$46.7
	$701.9	$390.1

Inter-segment sales:
Tempur North America	$0.1	$0.1
Tempur International	0.1	0.1
Sealy	4.3	—
Intercompany eliminations	(4.5)	(0.2)
	$—	$—

Gross profit:
Tempur North America	$85.8	$103.5
Tempur International	75.1	74.2
Sealy	108.6	10.7
	$269.5	$188.4

(1) The Company's results for the first quarter of 2013 include Sealy's results of operations from March 18, 2013 through March 31, 2013

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Operating income:
Tempur North America	$11.1	$15.9
Tempur International	28.0	31.3
Sealy	23.3	(2.7)
	$62.4	$44.5

(Loss) income before income taxes:
Tempur North America	$(8.2)	$(11.7)
Tempur International	27.4	30.3
Sealy	20.0	(3.5)
	$39.2	$15.1

Depreciation and amortization (including stock-based compensation amortization):
Tempur North America	$8.4	$9.8
Tempur International	3.2	3.1
Sealy	12.4	1.8
	$24.0	$14.7

Intercompany royalties:
Tempur North America	$1.5	$1.3
Tempur International	(1.5)	(1.3)
Sealy	—	—
	$—	$—

Capital expenditures:
Tempur North America	$2.0	$3.9
Tempur International	1.7	1.7
Sealy	4.1	—
	$7.8	$5.6
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

The following financial information presents Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, and the related Condensed Consolidated Statements of Income and Comprehensive Income and Cash Flows for the three months ended March 31, 2014 and 2013, for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended March 31, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$508.3	$197.9	$(4.3)	$701.9
Cost of sales	—	340.0	96.7	(4.3)	432.4
Gross profit	—	168.3	101.2	—	269.5
Selling and marketing expenses	0.5	95.5	47.0	—	143.0
General, administrative and other expenses	4.2	48.8	17.3	—	70.3
Equity income in earnings of unconsolidated affiliates	—	—	(1.7)	—	(1.7)
Royalty income, net of royalty expense	—	(4.5)	—	—	(4.5)
Operating (loss) income	(4.7)	28.5	38.6	—	62.4

Other expense, net:
Third party interest expense, net	6.8	15.1	0.3	—	22.2
Intercompany interest expense (income), net	8.0	(8.6)	0.6	—	—
Interest expense, net	14.8	6.5	0.9	—	22.2
Other (income) expense, net	—	(0.2)	1.2	—	1.0
Total other expense	14.8	6.3	2.1	—	23.2

Income from equity investees	40.6	28.2	—	(68.8)	—

Income before income taxes	21.1	50.4	36.5	(68.8)	39.2
Income tax benefit (provision)	6.6	(9.8)	(8.3)	—	(11.5)
Net income	27.7	40.6	28.2	(68.8)	27.7
Less: net income attributable to non-controlling interest	0.3	0.3	—	(0.3)	0.3
Net income attributable to Tempur Sealy International, Inc.	$27.4	$40.3	$28.2	$(68.5)	$27.4

Comprehensive income	$29.2	$40.6	$29.8	$(70.4)	$29.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended March 31, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$259.9	$136.8	$(6.6)	$390.1
Cost of sales	—	150.7	57.6	(6.6)	201.7
Gross profit	—	109.2	79.2	—	188.4
Selling and marketing expenses	0.7	52.6	33.1	—	86.4
General, administrative and other expenses	3.7	40.3	14.7	—	58.7
Equity income in earnings of unconsolidated affiliates	—	—	(0.2)	—	(0.2)
Royalty income, net of royalty expense	—	(1.0)	—	—	(1.0)
Operating (loss) income	(4.4)	17.3	31.6	—	44.5

Other expense, net:
Third party interest expense, net	4.2	23.4	0.3	—	27.9
Intercompany interest expense (income), net	8.4	(8.4)	—	—	—
Interest expense, net	12.6	15.0	0.3	—	27.9
Other expense, net	—	0.4	1.1	—	1.5
Total other expense	12.6	15.4	1.4	—	29.4

Income from equity investees	24.8	23.1	—	(47.9)	—

Income before income taxes	7.8	25.0	30.2	(47.9)	15.1
Income tax benefit (provision)	4.7	(0.2)	(7.1)	—	(2.6)
Net income	12.5	24.8	23.1	(47.9)	12.5
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income attributable to Tempur Sealy International, Inc.	$12.5	$24.8	$23.1	$(47.9)	$12.5

Comprehensive income	$1.8	$21.7	$15.5	$(37.2)	$1.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Balance Sheets
March 31, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$33.0	$46.7	$—	$79.7
Accounts receivable, net	—	219.8	148.6	—	368.4
Inventories	—	168.0	54.7	—	222.7
Income taxes payable	126.5	—	—	(126.5)	—
Prepaid expenses and other current assets	1.1	27.5	30.8	—	59.4
Deferred income taxes	9.4	28.8	4.8	—	43.0
Total Current Assets	137.0	477.1	285.6	(126.5)	773.2
Property, plant and equipment, net	—	328.5	73.9	—	402.4
Goodwill	—	578.6	185.8	—	764.4
Other intangible assets, net	—	621.2	122.5	—	743.7
Deferred tax asset	—	—	10.8	—	10.8
Other non-current assets	7.2	51.7	18.0	—	76.9
Net investment in subsidiaries	1,765.0	—	—	(1,765.0)	—
Due from affiliates	74.5	2,036.3	1.4	(2,112.2)	—
Total Assets	$1,983.7	$4,093.4	$698.0	$(4,003.7)	$2,771.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$155.0	$45.8	$—	$200.8
Accrued expenses and other current liabilities	7.8	129.1	58.5	—	195.4
Deferred income taxes	—	—	0.9	—	0.9
Income taxes payable	—	126.0	4.3	(126.5)	3.8
Current portion of long-term debt	—	42.8	2.8	—	45.6
Total Current Liabilities	7.8	452.9	112.3	(126.5)	446.5
Long-term debt	375.0	1,424.7	—	—	1,799.7
Deferred income taxes	—	248.1	31.8	—	279.9
Other non-current liabilities	—	73.7	8.3	—	82.0
Due to affiliates	1,437.6	129.1	916.9	(2,483.6)	—
Total Liabilities	1,820.4	2,328.5	1,069.3	(2,610.1)	2,608.1

Redeemable non-controlling interest	11.8	11.8	—	(11.8)	11.8

Total Stockholders’ Equity	151.5	1,753.1	(371.3)	(1,381.8)	151.5
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$1,983.7	$4,093.4	$698.0	$(4,003.7)	$2,771.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Balance Sheets
December 31, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$30.9	$50.1	$—	$81.0
Accounts receivable, net	—	192.6	156.6	—	349.2
Inventories	—	147.5	51.7	—	199.2
Income taxes payable	118.4	—	—	(118.4)	—
Prepaid expenses and other current assets	—	26.3	27.4	—	53.7
Deferred income taxes	10.0	29.3	5.1	—	44.4
Total Current Assets	128.4	426.6	290.9	(118.4)	727.5
Property, plant and equipment, net	—	335.9	75.7	—	411.6
Goodwill	—	577.2	182.4	—	759.6
Other intangible assets, net	—	624.6	125.5	—	750.1
Deferred tax asset	—	—	10.9	—	10.9
Other non-current assets	7.6	47.0	15.6	—	70.2
Net investment in subsidiaries	756.0	—	—	(756.0)	—
Due from affiliates	1,299.9	2,306.5	0.9	(3,607.3)	—
Total Assets	$2,191.9	$4,317.8	$701.9	$(4,481.7)	$2,729.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$140.5	$50.7	$—	$191.2
Accrued expenses and other current liabilities	1.4	144.2	62.8	—	208.4
Deferred income taxes	—	—	0.8	—	0.8
Income taxes payable	—	115.2	4.7	(118.4)	1.5
Current portion of long-term debt	—	36.6	3.0	—	39.6
Total Current Liabilities	1.4	436.5	122.0	(118.4)	441.5
Long-term debt	375.0	1,421.9	—	—	1,796.9
Deferred income taxes	—	252.8	33.3	—	286.1
Other non-current liabilities	—	69.1	6.2	—	75.3
Due to affiliates	1,685.4	1,381.5	940.5	(4,007.4)	—
Total Liabilities	2,061.8	3,561.8	1,102.0	(4,125.8)	2,599.8
					—
Redeemable non-controlling interest	11.5	11.5	—	(11.5)	11.5
					—
Total Stockholders’ Equity	118.6	744.5	(400.1)	(344.4)	118.6
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,191.9	$4,317.8	$701.9	$(4,481.7)	$2,729.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(10.5)	$(14.8)	$23.7	$—	$(1.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(5.5)	(2.3)	—	(7.8)
Acquisition of businesses, net of cash acquired	—	—	—	—	—
Other	—	0.9	(1.7)	—	(0.8)
Net cash used in investing activities	—	(4.6)	(4.0)	—	(8.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	—	74.5	—	—	74.5
Repayments 2012 Credit Agreement	—	(66.5)	—	—	(66.5)
Proceeds from issuance of Senior Notes	—	—	—	—	—
Net activity in investment in and advances from (to) subsidiaries and affiliates	10.1	13.9	(24.0)	—	—
Payment of deferred financing costs	—	—	—	—	—
Proceeds from exercise of stock options	1.7	—	—	—	1.7
Excess tax benefit from stock based compensation	0.9	—	—	—	0.9
Treasury stock repurchased	(2.2)	—	—	—	(2.2)
Other	—	(0.4)	0.5	—	0.1
Net cash provided by (used in) financing activities	10.5	21.5	(23.5)	—	8.5

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.4	—	0.4
Increase (decrease) in cash and cash equivalents	—	2.1	(3.4)	—	(1.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	30.9	50.1	—	81.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$33.0	$46.7	$—	$79.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(17.9)	$68.1	$(45.0)	$—	$5.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	34.3	(39.9)	—	(5.6)
Acquisition of businesses, net of cash acquired	—	(1,265.5)	—	—	(1,265.5)
Other	—	54.1	(54.0)	—	0.1
Net cash used in by investing activities	—	(1,177.1)	(93.9)	—	(1,271.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	—	1,525.0	—	—	1,525.0
Repayments 2012 Credit Agreement	—	(24.1)	—	—	(24.1)
Proceeds from issuance of Senior Notes	375.0	—	—	—	375.0
Proceeds from 2011 Credit Facility	—	46.5	—	—	46.5
Repayments of 2011 Credit Facility	—	(696.5)	—	—	(696.5)
Net activity in investment in and advances (to) from subsidiaries and affiliates	(801.6)	760.5	41.1	—	—
Payment of deferred financing costs	(8.1)	(43.4)	—	—	(51.5)
Proceeds from exercise of stock options	4.2	—	—	—	4.2
Excess tax benefit from stock based compensation	2.5	—	—	—	2.5
Treasury stock repurchased	446.0	(446.0)	—	—	—
Other	—	(4.7)	4.4	—	(0.3)
Net cash provided by financing activities	18.0	1,117.3	45.5	—	1,180.8

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	1.2	(4.0)	—	(2.8)
Increase (decrease) in cash and cash equivalents	0.1	9.5	(97.4)	—	(87.8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	19.2	160.1	—	179.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.1	$28.7	$62.7	$—	$91.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and "Risk Factors" elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three months ended March 31, 2014, including the following topics:

•	an overview of our business, including the acquisition of Sealy Corporation and its subsidiaries (“Sealy”) that closed on March 18, 2013 ("Sealy Acquisition");

•	the effect of the foregoing on our overall financial performance and condition;

•	our net sales and costs in the periods presented as well as changes between periods; and

•	expected sources of liquidity for future operations.

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

Marketing

We will continue to invest in advertising to increase consumer awareness, preference and loyalty for each of our key brands. We will also invest in in-store marketing and direct sales to maximize our sales opportunity driven from national brand and retailer advertising.

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

Factors That Could Impact Results of Operations

The factors outlined below could impact our future results of operations. For more extensive discussion of these and other risk factors, please refer to "Risk Factors", under Part I, ITEM1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

New Product Development and Introduction

During 2014, we will roll out several new product lines across our Tempur and Sealy brands. These launches represent a significant replacement of our core product lines. New product introductions represent a significant investment of time and resources in research and development to improve our existing product offerings and introduce new product lines. There are a number of risks inherent in our product introductions, including the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, product introduction costs, the speed of the rollout of the product and manufacturing inefficiencies may be greater than anticipated, which could impact profitability.

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

Our Tempur North America segment competes in the non-innerspring mattress category and contributed 30.3% of our net sales for the three months ended March 31, 2014. The non-innerspring mattress category is highly competitive, with several non-innerspring competitor products supported by aggressive marketing campaigns and promotions. As a result of this competition, our results could continue to be challenged.

Financial Leverage and Liquidity

As of March 31, 2014, we had $1,845.3 million of debt outstanding, and our stockholders’ equity was $151.5 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available. As of March 31, 2014, our ratio of funded debt less qualified cash to EBITDA was 4.6 times, within the covenant in our debt agreements which limits this ratio to 5.0 times for the three months ended March 31, 2014. For a table setting forth the principal financial covenants under the 2012 Credit Agreement, by quarter, see "Item 2 - Liquidity and Capital Resources - Debt Service". For more information on this non-GAAP measure and compliance with our 2012 Credit Facility, please refer to the section set forth below “Non-GAAP Financial Measures”.

Sealy Integration

Our Sealy Acquisition is significant, and we may not be able to successfully integrate and combine the operations, personnel and technology of Sealy with our operations. Because of the size and complexity of Sealy’s business, if we do not successfully manage integration, we may experience interruptions in our business activities, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration may also impose substantial demands on our management. There is no assurance that improved operating results will be achieved as a result of the Sealy Acquisition or that the businesses will be successfully integrated in a timely manner.

Gross Margins

Our gross margin is primarily impacted by the relative amount of net sales between our business segments. The Sealy segment operates at a significantly lower gross margin than the Tempur North America and Tempur International segments. If Sealy's net sales increase as a percentage of total net sales, our gross margin will be negatively impacted. Additionally, our Tempur North America gross margin has historically been lower than that of our Tempur International segment. Our gross margin is also impacted by fixed cost leverage; the cost of raw materials; operational efficiency; product, channel and geographic mix; volume incentives offered to certain retail accounts; and costs associated with new product introductions. Future increases in raw material prices could have a negative impact on our gross margin if we do not raise prices to cover increased cost.

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

Sealy Acquisition

On March 18, 2013, we completed the Sealy Acquisition. Our results for the first quarter of 2013 include Sealy's results of operations from March 18, 2013 through March 31, 2013. Our Sealy segment manufactures and markets a complete line of bedding products under the Sealy®, Sealy Posturepedic®, Optimum™, and Stearns & Foster® brands. Sealy's results of operations are reported within our Sealy reportable segment. Refer to Note 2, “Business Combination”, in our Condensed Consolidated Financial Statements included in Part I, ITEM 1 of this Report for a discussion of the Sealy Acquisition. The total purchase price was $1,172.9 million, which was funded using available cash and financing consisting of our 2012 Credit Agreement and Senior Notes. Refer to Note 4, “Debt”, in our Condensed Consolidated Financial Statements included in Part I, ITEM 1 of this Report for the definition of these terms and further discussion.

Results of Operations

A summary of our results for the three months ended March 31, 2014 include:

•
Earnings per diluted share (“EPS”) in the first quarter of 2014 were $0.44 compared to EPS of $0.20 in the first quarter of 2013. The 2013 and 2014 results reflect transaction and integration costs related to the Sealy Acquisition. We completed the Sealy Acquisition in March 2013, and results for the first quarter of 2013 include Sealy's operations from March 18, 2013 through March 31, 2013.

•
Adjusted EPS were $0.53 in the first quarter of 2014 as compared to adjusted EPS of $0.62 in the first quarter of 2013. For a discussion and reconciliation of EPS to adjusted EPS, which is a non-GAAP measure, refer to the non-GAAP financial information set forth below under the heading “Non-GAAP Financial Information”.

•
Net income in the first quarter of 2014 was $27.4 million as compared to net income of $12.5 million for the first quarter of 2013. We reported adjusted net income of $32.6 million for the first quarter of 2014 as compared to adjusted net income of $38.2 million for the first quarter of 2013. For a discussion and reconciliation of net income to adjusted net income, which is a non-GAAP measure, refer to the non-GAAP financial information set forth below under the heading “Non-GAAP Financial Information”.

•
Net sales increased 79.9% to $701.9 million in the first quarter of 2014 from $390.1 million in the first quarter of 2013. The net sales increase was due to a full quarter of Sealy net sales in the first quarter of 2014 of $363.2 million as compared to $46.7 million in the first quarter of 2013, which included the period of March 18, 2013 through March 31, 2013.

•
Gross profit margin was 38.4% as compared to 48.3% in the first quarter of 2013. The gross profit margin decreased primarily as a result of the inclusion of a full quarter for the Sealy business, which has lower margins than the Tempur North America and Tempur International segments, as well as changes in product mix and higher new product launch costs, offset partially by geographic mix and lower sourcing costs.

•
Operating income was $62.4 million as compared to $44.5 million in the first quarter of 2013. Operating income in the first quarter of 2014 included $7.4 million of integration costs related to the Sealy Acquisition. Operating income in the first quarter of 2013 included $16.0 million of transaction and integration costs. The higher operating income reflects a full quarter of Sealy results in the first quarter of 2014.

The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended March 31,
(in millions, except per common share amounts)	2014		2013 (1)
Net sales	$701.9	100.0%	$390.1	100.0%
Cost of sales	432.4	61.6	201.7	51.7
Gross profit	269.5	38.4	188.4	48.3
Selling and marketing expenses	143.0	20.4	86.4	22.1
General, administrative and other	70.3	10.0	58.7	15.0
Equity income in earnings of unconsolidated affiliates	(1.7)	(0.2)	(0.2)	—
Royalty income, net of royalty expense	(4.5)	(0.6)	(1.0)	(0.2)
Operating income	62.4	8.8	44.5	11.4

Other expense, net:
Interest expense, net	22.2	3.2	27.9	7.2
Other expense, net	1.0	0.1	1.5	0.4
Total other expense	23.2	3.3	29.4	7.6

Income before income taxes	39.2	5.5	15.1	3.8
Income tax provision	(11.5)	(1.6)	(2.6)	(0.6)
Net income before non-controlling interest	27.7	3.9	12.5	3.2
Less: Net income attributable to non-controlling interest	0.3	—	—	—
Net income attributable to Tempur Sealy International, Inc.	$27.4	3.9%	$12.5	3.2%

Earnings per common share:
Basic	$0.45		$0.21
Diluted	$0.44		$0.20

Weighted average common shares outstanding:
Basic	60.7		60.0
Diluted	61.9		61.2
(1) Results of operations for the three months ended March 31, 2013 include Sealy results from the post-acquisition period March 18, 2013 through March 31, 2013.

CONSOLIDATED SUMMARY

Net sales and gross profit

(in millions, except percentages)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% Change 2014 vs 2013
Net sales	$701.9	$390.1	79.9%

Net sales by segment:
Tempur North America	213.0	225.9	(5.7)%
Tempur International	125.7	117.5	7.0%
Sealy	363.2	46.7	677.7%

Gross profit	269.5	188.4	43.0%
Gross margin	38.4%	48.3%

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Net sales increased $311.8 million, or 79.9%. The increase was due to the increase in Sealy’s net sales of $363.2 million for the three months ended March 31, 2014 compared to net sales of $46.7 million during the post-acquisition period March 18, 2013 through March 31, 2013. The increase in net sales was partially offset by decreases in our Tempur North America segment in bedding net sales, driven by decreases in our Retail and Direct channels. Additionally, our Tempur International segment net sales increased primarily due to strong performance in Europe, Asia-Pacific, and Latin America.

Gross profit increased $81.1 million, and gross margin declined 990 basis points. The increase in gross profit was due to the inclusion of a full quarter of Sealy's gross profit of $108.6 million, offset by Tempur North America's gross profit decrease of $17.7 million. Sealy's gross margin for the three months ended March 31, 2014 was 29.9% which unfavorably impacted our consolidated gross margin by 700 basis points. The Sealy segment operates at a lower gross margin than the Tempur North America and Tempur International segments. Therefore, our gross margins have been negatively impacted as Sealy’s net sales have increased as a percentage of our consolidated net sales. The decline in our consolidated gross margin was also due to unfavorable product mix, which reduced our gross margin by 230 basis points, and increased floor model discounts related to new product introductions, which unfavorably impacted gross margin by 160 basis points. These factors were slightly offset by lower sourcing costs and geographic mix. Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in this process. The principal factors impacting gross profit and gross margin for each segment are discussed below in the respective segment discussions.

OPERATING EXPENSES

Selling and Marketing Expenses

(in millions, except percentages)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% Change 2014 vs 2013
Total selling and marketing	$143.0	$86.4	65.5%
As a percent of net sales	20.4%	22.1%
Advertising expenses	73.8	41.3	78.7%
As a percent of net sales	10.5%	10.6%
Selling and marketing other	69.2	45.1	53.4%
As a percent of net sales	9.9%	11.6%

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

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Selling and marketing expenses increased $56.6 million, or 65.5%, and decreased 1.7% as a percentage of net sales. Our advertising expenses increased $32.5 million, or 78.7%, and remained relatively flat as a percentage of net sales. Sealy’s selling and marketing expenses increased $53.8 million, including an advertising expense increase of $33.6 million, as compared to the post-acquisition period March 18, 2013 through March 31, 2013. The increase due to Sealy was slightly offset by decreased advertising expenses in our Tempur North America segment, which remained relatively flat as a percentage of net sales.

All other selling and marketing expenses increased $24.1 million, or 53.4%, and decreased 1.7% as a percentage of net sales. Sealy’s other selling and marketing expenses increased $20.2 million, as compared to the post-acquisition period from March 18, 2013 through March 31, 2013. The Tempur International segment other selling and marketing expenses also increased $4.1 million, or 2.2% as a percentage of net sales, driven primarily by additional openings of company-owned stores.

General, Administrative and Other Expenses

(in millions, except percentages)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% Change 2014 vs 2013
General, administrative and other expenses	$70.3	$58.7	19.8%
As a percent of net sales	10.0%	15.0%
General, administrative and other expenses include salaries and related expenses, information technology, professional fees, depreciation of buildings, furniture and fixtures, machinery, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

General, administrative and other expenses increased $11.6 million, or 19.8%. The increase was primarily due to the increase in Sealy’s general, administrative and other expenses of $23.1 million, as compared to the post-acquisition period from March 18, 2013 through March 31, 2013. The increase due to Sealy was partially offset by an $11.8 million decrease in transaction expenses, which were not incurred in the current quarter.

Research and development expenses for the three months ended March 31, 2014 were $5.9 million compared to $4.8 million for the three months ended March 31, 2013, an increase of $1.1 million, or 22.9%. We plan to continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

OPERATING INCOME

(in millions, except percentages)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% Change 2014 vs 2013
Operating income	$62.4	$44.5	40.2%
Operating margin	8.9%	11.4%

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Operating income increased $17.9 million, or 40.2%, and was primarily impacted by the factors discussed above. During the three months ended March 31, 2014, we also recorded royalty income, net of royalty expense, of $4.5 million and equity income in earnings of unconsolidated affiliates of $1.7 million. These amounts were immaterial during the three months ended March 31, 2013 due to the timing of the Sealy Acquisition. Our royalty income is based on sales of Sealy® and Stearns & Foster® branded products by various licensees and is offset by royalty expenses we pay to other entities for the use of their names on our Sealy branded products. Our equity income in earnings of unconsolidated affiliates represents our 50.0% interest in the earnings of our Asia-Pacific joint ventures whose purpose is to develop markets for Sealy branded products.

               During the three months ended March 31, 2014, we incurred $7.4 million of integration expenses in connection with the Sealy Acquisition. During the three months ended March 31, 2013, we incurred $11.8 million of transaction expenses and $4.2 million of integration expenses in connection with the Sealy Acquisition.

INTEREST EXPENSE, NET

(in millions, except percentages)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% Change 2014 vs 2013
Interest expense, net	$22.2	$27.9	(20.4)%

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Interest expense, net, decreased $5.7 million, or 20.4%. During the three months ended March 31, 2013, we incurred $19.9 million of incremental interest expense and fees on the Senior Notes and 2012 Credit Agreement for the period prior to March 18, 2013, commitment fees associated with financing for the closing of the Sealy Acquisition, and write off of deferred financing costs associated with the 2011 Credit Facility. During the three months ended March 31, 2014, interest expense increased $14.2 million due to the increased debt levels incurred as a result of the Sealy Acquisition.

INCOME BEFORE INCOME TAXES

(in millions, except percentages)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% Change 2014 vs 2013
Income before income taxes	$39.2	$15.1	159.6%

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Income before income taxes increased $24.1 million, or 159.6%. This increase was a result of the factors discussed above.

INCOME TAXES

(in millions, except percentages)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% Change 2014 vs 2013
Income tax	$(11.5)	$(2.6)	342.3%
Effective tax rate	29.3%	17.2%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Our income tax provision increased $8.9 million, and our effective tax rate increased 12.1 percentage points. During the three months ended March 31, 2013, we repatriated substantially all of our foreign earnings in a taxable transaction. We had previously tax affected our undistributed earnings from non-U.S. operations. The income tax provision for the three months ended March 31, 2013 was favorably impacted by an $11.0 million benefit as a result of repatriation of non-U.S. cash holdings, due to certain foreign tax credit attributes related to Sealy's foreign subsidiaries. This benefit was offset by increases in our uncertain tax positions during the three months ended March 31, 2013. For the three months ended March 31, 2014 there were no material non-recurring items that impact the effective tax rate. Throughout the remainder of 2014, we anticipate a tax rate of approximately 30.5%.

TEMPUR NORTH AMERICA SEGMENT SUMMARY

(in millions, except percentages)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% Change 2014 vs 2013
Net sales	$213.0	$225.9	(5.7)%

Net sales by channel:
Retail	200.8	207.5	(3.2)%
Direct	9.3	14.4	(35.4)%
Other	2.9	4.0	(27.5)%

Net sales by product:
Bedding	199.5	204.6	(2.5)%
Other products	13.5	21.3	(36.6)%

Gross profit	85.8	103.5	(17.1)%
Gross margin	40.3%	45.8%

Operating income	11.1	15.9	(30.2)%
Operating margin	5.2%	7.0%

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Tempur North America net sales decreased $12.9 million, or 5.7%. The decrease is primarily due to a $7.8 million decrease in net sales of Other products. The decrease is also due to a $5.1 million decrease in Bedding as retailers transition to our new product lines. Retail channel net sales decreased $6.7 million, or 3.2%. Direct channel net sales also decreased $5.1 million, or 35.4%.

Operating income decreased $4.8 million, or 30.2%, and was primarily impacted by the following factors:

•
Gross profit decreased $17.7 million, and gross margin declined 550 basis points. The decline in gross margin was due to increased floor model discounts related to new product introductions, which unfavorably impacted gross margin by 360 basis points, and unfavorable product mix of 310 basis points. These factors were offset partially by lower sourcing costs.

•
Operating expenses were $74.7 million for the three months ended March 31, 2014, as compared to $87.6 million for the three months ended March 31, 2013, and decreased 3.7% as a percentage of net sales primarily due to decreased transaction and integration expenses. During the three months ended March 31, 2013, we incurred $11.5 million of transaction expenses and $3.1 million of integration expenses. During the three months ended March 31, 2014 we did not incur any transaction expenses and incurred $5.4 million of integration expenses.

TEMPUR INTERNATIONAL SEGMENT SUMMARY

(in millions, except percentages)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% Change 2014 vs 2013
Net sales	$125.7	$117.5	7.0%

Net sales by channel:
Retail	98.3	94.0	4.6%
Direct	16.1	11.3	42.5%
Other	11.3	12.2	(7.4)%

Net sales by product:
Bedding	95.2	89.3	6.6%
Other products	30.5	28.2	8.2%

Gross profit	75.1	74.2	1.2%
Gross margin	59.7%	63.1%

Operating income	28.0	31.3	(10.5)%
Operating margin	22.3%	26.6%

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Tempur International net sales increased $8.2 million, or 7.0%. On a constant currency basis (1), our Tempur International net sales increased approximately 5.7%. Retail channel net sales increased $4.3 million, or 4.6%, primarily due to solid performance in Europe, Asia-Pacific and Latin America. Direct channel net sales increased $4.8 million, or 42.5%, due to expanding our points of distribution through an increase in the number of company-owned stores and e-commerce.

Operating income decreased $3.3 million, or 10.5%, and was primarily impacted by the following factors:

•
Gross profit increased $0.9 million, and gross margin decreased 340 basis points. The decline in gross margin was due primarily to unfavorable product mix, which decreased gross margin by 400 basis points.

•
Operating expenses were $47.1 million for the three months ended March 31, 2014 and $42.9 million for the three months ended March 31, 2013, and increased 1.0% as a percentage of net sales. The increase is primarily due to costs associated with expanding points of distribution.

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

SEALY SEGMENT SUMMARY

(in millions, except percentages)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net sales	$363.2	$46.7

Net sales by channel:
Retail	344.6	44.2
Direct	5.0	1.3
Other	13.6	1.2

Net sales by product:
Bedding	341.3	44.7
Other products	21.9	2.0

Gross profit	108.6	10.7
Gross margin	29.9%	22.9%

Operating income	23.3	(2.7)
Operating margin	6.4%	(5.8)%

Results of operations for the three months ended March 31, 2013 include Sealy results from the post-acquisition period March 18, 2013 through March 31, 2013.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, business combinations, capital expenditures and working capital needs. As of March 31, 2014, we had working capital of $326.7 million, including cash and cash equivalents of $79.7 million as compared to working capital of $286.0 million including $81.0 million in cash and cash equivalents as of December 31, 2013. This increase was primarily driven by increases in accounts receivable and inventory, partially offset by increases in accounts payable. Accounts receivable increases are driven primarily by increases in net sales, in addition to timing of customer collections. Accounts payable increases are driven primarily by increased costs of goods sold to support the increased net sales, in addition to the timing of payments to vendors. Inventory increased primarily due to the build-up associated with new product introductions.

The table below presents net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2014:

(in millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% Change 2014 vs 2013
Net cash (used in) provided by:
Operating activities	$(1.6)	$5.2	(130.8)%
Investing activities	(8.6)	(1,271.0)	(99.3)%
Financing activities	8.5	1,180.8	(99.3)%

Cash provided by operating activities decreased $6.8 million to $1.6 million in cash used in operating activities for the three months ended March 31, 2014, as compared to $5.2 million in cash provided by operating activities for the same period in 2013. The decrease in cash flow from operating activities was primarily impacted by changes in working capital, offset by an increase in net income of $15.2 million. Cash used in working capital increased primarily due to new product launches in 2014 in our Tempur North America and Sealy Segments and the timing of certain payments related to the Sealy Acquisition during 2013.

Cash used by investing activities decreased to $8.6 million for the three months ended March 31, 2014 as compared to $1,271.0 million for the three months ended March 31, 2013, a decrease of $1,262.4 million. This decrease is due to the Sealy Acquisition, which was completed on March 18, 2013. Refer to Note 2, “Business Combination”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I for further discussion of the Sealy Acquisition.

Cash provided by financing activities was $8.5 million for the three months ended March 31, 2014 as compared to $1,180.8 million for the three months ended March 31, 2013. This decrease is primarily due to new debt facilities put in place in December 2012 in anticipation of the Sealy Acquisition, which provided $375.0 million from our Senior Notes and $1,525.0 million from our 2012 Credit Agreement and was funded in connection with the closing of the Sealy Acquisition on March 18, 2013. Proceeds from the Senior Notes and 2012 Credit Agreement were used for the Sealy Acquisition and to repay the 2011 Credit Facility outstanding balance of $696.5 million during the three months ended March 31, 2013. Refer to Note 4, “Debt”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I of this report for further discussion of our debt.

Capital Expenditures

Capital expenditures totaled $7.8 million for the three months ended March 31, 2014 and $5.6 million for the three months ended March 31, 2013. We currently expect our 2014 capital expenditures to be approximately $60.0 million, which relate to continued strategic investments that we believe will support our future plans.

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

Reconciliation of net income to adjusted net income
The following table sets forth the reconciliation of our reported net income to the calculation of adjusted net income for the three months ended March 31, 2014 and 2013, respectively:

(in millions, except per share amounts)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net income attributable to Tempur Sealy International, Inc.	$27.4	$12.5
Plus:
Transaction costs, net of tax (1)	—	8.2
Integration costs, net of tax (1)	5.2	2.9
Interest expense and financing costs, net of tax (2)	—	13.9
Inventory step-up, net of tax (3)	—	2.2
Adjustment of taxes to normalized rate (4)	—	(1.5)
Adjusted net income	$32.6	$38.2

Earnings per share, diluted	$0.44	$0.20
Transaction costs, net of tax (1)	—	0.13
Integration costs, net of tax (1)	0.09	0.05
Interest expense and financing costs, net of tax (2)	—	0.23
Inventory step-up, net of tax (3)	—	0.04
Adjustment of taxes to normalized rate (4)	—	(0.03)
Adjusted earnings per share, diluted	$0.53	$0.62

Diluted shares outstanding	61.9	61.2

(1)	Transaction and integration represents costs, including legal fees, professional fees and other charges to align the businesses related to the Sealy Acquisition.

(2)
Interest expense represents certain costs incurred related to the Sealy Acquisition. This includes: interest on the Company's 6.875% Senior Notes due 2020, for the period prior to March 18, 2013 when the proceeds from the Senior Notes were held in escrow, commitments associated with financing for the closing of the Sealy Acquisition, and ticking fees. Interest expense also includes the write off of deferred financing costs.

(3)	Inventory step-up represents the reversal of the fair value adjustment associated with the Sealy Acquisition.

(4)	Adjustment of taxes to normalized rate represents adjustments associated with the tax impacts of transaction costs.

Debt Service

Our debt increased to $1,845.3 million as of March 31, 2014 from $1,836.5 million as of December 31, 2013. After giving effect to $113.0 million in borrowings under the revolver portion of the 2012 Credit Agreement and letters of credit outstanding of $20.9 million, total availability under the revolver was $216.1 million as of March 31, 2014. Refer to Note 4, “Debt”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I for further discussion of our debt.

As of March 31, 2014, we were in compliance with all of the financial covenants in our debt agreements. Under the terms of our consolidated interest coverage ratio covenant, we are required to maintain a ratio greater than 3.00 times adjusted EBITDA to adjusted interest expense. As of March 31, 2014, our consolidated interest coverage ratio was 4.1 times. In the first quarter of 2014, we were required to pay $21.9 million as a result of the covenant in the 2012 Credit Agreement that requires we make prepayments based on excess cash flow amounts.

As of March 31, 2014, our ratio of funded debt less qualified cash to EBITDA was 4.6 times, which is within the terms of the financial covenants by quarter for the maximum consolidated total net leverage ratio as set forth in the 2012 Credit Agreement, and summarized in the following table:

Fiscal Quarter	Maximum Consolidated Total Net Leverage Ratio
January 1, 2014 through March 31, 2014	5.00:1.00
April 1, 2014 through June 30, 2014	4.75:1.00
July 1, 2014 through December 31, 2014	4.50:1.00
January 1, 2015 through December 31, 2015	4.00:1.00
January 1, 2016 and thereafter	3.50:1.00

For additional information, refer to the consolidated funded debt less qualified cash to Adjusted EBITDA reconciliation provided below. Both consolidated funded debt and adjusted EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Reconciliation of net income to EBITDA and adjusted EBITDA

The following table sets forth the reconciliation of our reported net income to the calculation of EBITDA and adjusted EBITDA for the twelve months ended March 31, 2014 in accordance with our 2012 Credit Agreement:

(in millions)	Twelve Months Ended March 31,2014
Net income attributable to Tempur Sealy International, Inc.	$93.5
Interest expense	105.1
Income taxes	58.0
Depreciation & amortization	100.7
EBITDA	$357.3

Adjustments for financial covenant purposes:
Transaction costs (1)	6.9
Integration costs (1)	31.1
Adjusted EBITDA	$395.3

(1)	Transaction and integration represents costs, including legal fees, professional fees and other charges to align the businesses related to the Sealy Acquisition.

Reconciliation of total debt to consolidated funded debt less qualified cash

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated funded debt less qualified cash as of March 31, 2014. “Consolidated funded debt” and “qualified cash” are terms used in our 2012 Credit Agreement for purposes of certain financial covenants.

(in millions)	As of March 31, 2014
Total debt	$1,845.3
Plus:
Letters of credit outstanding	20.9
Consolidated funded debt	1,866.2
Less:
Domestic qualified cash (1)	$33.0
Foreign qualified cash (1)	$28.0
Consolidated funded debt less qualified cash	$1,805.2

(1)
Qualified cash as defined in the 2012 Credit Agreement equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Calculation of consolidated funded debt less qualified cash to Adjusted EBITDA

The following table calculates our consolidated funded debt less qualified cash to adjusted EBITDA as of March 31, 2014:

(in millions, except ratio)	As of March 31, 2014
Consolidated funded debt less qualified cash	$1,805.2
Adjusted EBITDA	395.3
	4.6 times	(1)

(1)	The ratio of consolidated debt less qualified cash to adjusted EBITDA was 4.6 times, within our covenant, which requires this ratio be less than 5.00 times from January 1, 2014 through March 31, 2014.

Stockholders’ Equity

Future Liquidity Sources

Our primary sources of liquidity are cash flow from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of March 31, 2014, we had $1,845.3 million in total debt outstanding, and our stockholders’ equity was $151.5 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings is expected to be approximately $75.0 million in 2014. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes.

In connection with the income tax assessments from the Danish Tax Authority (“SKAT”) with respect to the tax years 2001 through 2008 relating to the royalty paid by one of Tempur Sealy International’s U.S. Subsidiaries, we were notified that SKAT has granted the deferral of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007 to 2017. We filed a submission to SKAT requesting the deferral of additional security related to the 2008 assessment. Due to the timing of the receipt of the assessment the request is currently under consideration by SKAT. We believe that the request will be granted. The cumulative total tax assessment for all years is approximately $233.3 million including interest and penalties. We are currently contesting the matter through the Danish National Tax Tribunal. Refer to Note 13, “Income Taxes” in our Condensed Consolidated Financial Statements included elsewhere in this Report for further discussion of the matter.

As of March 31, 2014, the fair value of the 8.0% Sealy Notes was $101.1 million, which includes $4.9 million of accreted discount. As of March 31, 2014, the 8.0% Sealy Notes had a carrying value of $100.9 million, which includes $4.9 million of accreted discount less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion. Holders of the 8.0% Sealy Notes may choose to convert to cash the amount outstanding at their discretion prior to maturity. Upon conversion prior to maturity, we would be required to pay the holders within 3 business days after the receipt of the notice of conversion. The conversion of a significant number of the 8.0% Sealy Notes prior to maturity could have a significant impact on our liquidity.

Based upon the current level of operations, we believe that cash generated from operations and amounts available under our 2012 Credit Agreement will be adequate to meet our anticipated debt service requirements, capital expenditures, share repurchases, and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our debt facilities or otherwise enable us to service our indebtedness or to make anticipated capital expenditures.

At March 31, 2014, total cash and cash equivalents were $79.7 million, of which $33.0 million was held in the U.S. and $46.7 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position. At March 31, 2014, the tax basis of the our investment in our foreign subsidiaries exceeds the book basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.
Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, see “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies and estimates in 2014.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates on our variable rate debt. In order to manage this risk, on August 8, 2011, we entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. As a result of this swap, we pay interest at a fixed rate and receive payments at a variable rate. As of March 31, 2014, the swap effectively fixed the floating LIBOR-based interest rate to 1.25% plus the applicable margin on $150.0 million of the outstanding balance as of March 31, 2014 under our variable rate debt. The interest rate swap expires on December 30, 2015. We selected the LIBOR-based rate on the hedged portion of our variable rate debt during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period.

Interest rate changes impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On March 31, 2014, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $1,219.3 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $12.2 million.

Foreign Currency Exposures

Our earnings, as a result of our global operating and financing activities, are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial position. Should currency rates change sharply, our results could be impacted.

To manage the risk associated with fluctuations in foreign currencies related to certain transactions, we enter into foreign exchange forward contracts. We designate certain foreign exchange forward contracts used to offset foreign currency risk related to intercompany inventory purchases as hedging instruments, and the contracts qualify as cash flow hedges. The effective portion of the cash flow hedge contracts' gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income until the underlying hedged item is reflected in our results of operations, at which time the effective amount in accumulated other comprehensive income is reclassified to cost of sales in our results of operations. Certain other foreign exchange forward contracts are used to offset foreign currency risk related to foreign currency denominated assets and liabilities. We consider these contracts to be economic hedges, and changes in the fair value of these instruments affect earnings during the current period.

A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at March 31, 2014, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $9.2 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2014:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2014 - January 31, 2014	—		—	—	—
February 1, 2014 - February 28, 2014	19,689	(1)	$49.43	—	$—
March 1, 2014 - March 31, 2014	23,567	(1)	$51.29	—	$—
Total	43,256			—

(1) Represents shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or first business day thereafter.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.
ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

10.1
Tempur Sealy International, Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan, which includes as Exhibit A the Form of Acknowledgement and Award Agreement (the Director Deferred Stock Unit Agreement) and as Exhibit B the Election Form under such Plan. (1)

10.2	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (Executive). (1)
10.3	Form of Performance Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (Executive). (1)
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1) Represents management contract or compensatory plan or arrangement

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

TEMPUR SEALY INTERNATIONAL, INC.

Date: May 2, 2014	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer