Form 10-Q/A
period 2014-03-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2014-05-13
CIK 1206264

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2014 was 60,798,397 shares.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 2 ,2014 (the “Form 10-Q”), is to correct the reported number of shares outstanding of the Company’s common stock as of May 1, 2014 set forth on the cover page thereof. The original amount reported on the cover page was 70,499,639 shares as of May 1, 2014. The correct amount is 60,798,397 shares as of May 1, 2014, and such amount has been corrected on the cover page of this Amendment No. 1 to the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this report:

10.1(2)	Tempur Sealy International, Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan, which includes as Exhibit A the Form of Acknowledgement and Award Agreement (the Director Deferred Stock Unit Agreement) and as Exhibit B the Election Form under such Plan. (1)

10.2(2)	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (Executive). (1)

10.3(2)	Form of Performance Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (Executive). (1)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0	The following materials from Tempur Sealy International, Inc.‘s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Represents management contract or compensatory plan or arrangement
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q for quarter period ended March 31, 2014, filed on May 2, 2014.
*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: May 13, 2014	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer

4