Form 10-Q
period 2014-06-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2014-08-01
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2014 was 60,906,011 shares.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$715.0	$660.6	$1,416.9	$1,050.7
Cost of sales	446.7	405.7	879.1	607.4
Gross profit	268.3	254.9	537.8	443.3
Selling and marketing expenses	155.2	139.8	298.2	226.2
General, administrative and other	69.5	76.3	139.8	135.0
Equity income in earnings of unconsolidated affiliates	(2.1)	(1.1)	(3.8)	(1.3)
Royalty income, net of royalty expense	(4.6)	(4.1)	(9.1)	(5.1)
Operating income	50.3	44.0	112.7	88.5

Other expense, net:
Interest expense, net	23.0	35.7	45.2	63.6
Loss on disposal of business	20.4	—	20.4	—
Other (income) expense, net	(0.5)	1.6	0.5	3.1
Total other expense	42.9	37.3	66.1	66.7

Income before income taxes	7.4	6.7	46.6	21.8
Income tax provision	(9.8)	(8.8)	(21.3)	(11.4)
Net (loss) income before non-controlling interest	(2.4)	(2.1)	25.3	10.4
Less: Net (loss) income attributable to non-controlling interest	(0.2)	(0.5)	0.1	(0.5)
Net (loss) income attributable to Tempur Sealy International, Inc.	$(2.2)	$(1.6)	$25.2	$10.9

(Loss) earnings per common share:
Basic	$(0.04)	$(0.03)	$0.41	$0.18
Diluted	$(0.04)	$(0.03)	$0.41	$0.18

Weighted average common shares outstanding:
Basic	60.8	60.4	60.8	60.2
Diluted	60.8	60.4	61.9	61.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income before non-controlling interest	$(2.4)	$(2.1)	$25.3	$10.4
Other comprehensive income (loss) before tax, net of tax
Foreign currency translation adjustments	3.4	(6.6)	4.2	(17.7)
Net change in unrecognized gain on interest rate swap, net of tax	0.1	0.7	0.2	1.1
Pension benefits, net of tax	0.3	—	0.3	—
Unrealized loss on cash flow hedging derivatives, net of tax	(1.7)	—	(0.8)	—
Other comprehensive income (loss), net of tax	2.1	(5.9)	3.9	(16.6)
Comprehensive (loss) income	(0.3)	(8.0)	29.2	(6.2)
Less: Comprehensive (loss) income attributable to non-controlling interest	(0.2)	(0.5)	0.1	(0.5)
Comprehensive (loss) income attributable to Tempur Sealy International, Inc.	$(0.1)	$(7.5)	$29.1	$(5.7)

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$121.5	$81.0
Accounts receivable, net	376.2	349.2
Inventories	220.0	199.2
Prepaid expenses and other current assets	54.9	53.7
Deferred income taxes	45.4	44.4
Total Current Assets	818.0	727.5
Property, plant and equipment, net	366.4	411.6
Goodwill	741.5	759.6
Other intangible assets, net	743.5	750.1
Deferred income taxes	11.0	10.9
Other non-current assets	71.5	70.2
Total Assets	$2,751.9	$2,729.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$235.2	$191.2
Accrued expenses and other current liabilities	205.0	208.4
Deferred income taxes	0.9	0.8
Income taxes payable	17.3	1.5
Current portion of long-term debt	52.8	39.6
Total Current Liabilities	511.2	441.5
Long-term debt	1,723.2	1,796.9
Deferred income taxes	268.4	286.1
Other non-current liabilities	81.6	75.3
Total Liabilities	2,584.4	2,599.8

Commitments and contingencies—see Note 13

Redeemable non-controlling interest	11.6	11.5

Total Stockholders’ Equity	155.9	118.6
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,751.9	$2,729.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$25.3	$10.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.1	31.4
Amortization of stock-based compensation	5.4	8.2
Amortization of deferred financing costs	4.6	2.7
Write-off of deferred financing costs	—	4.7
Bad debt expense	3.9	(0.5)
Deferred income taxes	(17.0)	(51.6)
Equity income in earnings of unconsolidated affiliates	(3.8)	(1.3)
Non-cash interest expense on convertible notes	2.5	1.3
Loss on sale of assets	—	0.2
Foreign currency adjustments and other	0.1	0.7
Loss on disposal of business	20.4	—
Changes in operating assets and liabilities, net of effect of business acquisitions	(9.1)	(18.2)
Net cash provided by (used in) operating activities	72.4	(11.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(1,172.9)
Proceeds from disposition of business	46.3	—
Purchases of property, plant and equipment	(16.9)	(19.3)
Other	(2.1)	2.1
Net cash provided by (used in) investing activities	27.3	(1,190.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	106.5	2,368.8
Repayments of 2012 Credit Agreement	(169.1)	(926.6)
Proceeds from issuance of Senior Notes	—	375.0
Proceeds from 2011 Credit Facility	—	46.5
Repayments of 2011 Credit Facility	—	(696.5)
Proceeds from exercise of stock options	3.5	5.5
Excess tax benefit from stock based compensation	1.5	3.5
Treasury shares repurchased	(2.2)	—
Payments of deferred financing costs	—	(51.9)
Other	0.2	(0.2)
Net cash (used in) provided by financing activities	(59.6)	1,124.1
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.4	(0.4)
Increase (decrease) in cash and cash equivalents	40.5	(77.9)
CASH AND CASH EQUIVALENTS, beginning of period	81.0	179.3
CASH AND CASH EQUIVALENTS, end of period	$121.5	$101.4

Supplemental cash flow information:
Cash paid during the period for:
Interest	$38.2	$52.3
Income taxes, net of refunds	21.3	26.8
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

The Company develops, manufactures, markets and sells bedding products, which include mattresses, foundations and adjustable bases, and other products, which include pillows and other accessories. The Company also derives income from royalties by licensing Sealy® and Stearns & Foster® brands, technology and trademarks to other manufacturers. Additionally, the Company participates in several joint ventures in the Asia-Pacific region as well as a joint venture in the U.S. with Comfort Revolution International, LLC ("Comfort Revolution"). The Company sells its products through three sales channels: Retail, Direct and Other.

On March 18, 2013, the Company completed the acquisition of Sealy Corporation  and its historical subsidiaries (“Sealy”), which manufactures and markets a broad range of mattresses and foundations. The Company’s acquisition of Sealy ("Sealy Acquisition") is more fully described in Note 3, “Acquisition and Divestiture”. The 2014 and 2013 results of operations for Sealy are reported within the Company’s Sealy reportable segment and include results for the three months and six months ended June 30, 2014 and March 18, 2013 through June 30, 2013, respectively.

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

The Company also has ownership interests in a group of Asia-Pacific joint ventures, as a result of the Sealy Acquisition, to develop markets for Sealy® branded products in those regions. The equity method of accounting is used for these joint ventures over which the Company has significant influence, but does not have effective control, and consolidation is not otherwise required. The Company’s Asia-Pacific joint ventures are more fully described in Note 6, “Unconsolidated Affiliate Companies”.

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

(b) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

(in millions)	June 30,	December 31,
	2014	2013
Finished goods	$148.6	$126.7
Work-in-process	12.3	10.0
Raw materials and supplies	59.1	62.5
	$220.0	$199.2

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

The Company had the following activity for sales returns from December 31, 2013 to June 30, 2014:

(in millions)
Balance as of December 31, 2013	$28.7
Amounts accrued	63.4
Returns charged to accrual	(61.8)
Balance as of June 30, 2014	$30.3

(d) Warranties. The Company provides warranties on certain products, which vary by segment, product and brand. Estimates of warranty expenses are based primarily on historical claims experience and product testing. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized.

The following summarizes the Company’s warranty terms:

Segment	Product/Brand	Warranty Term (in years)
Tempur North America	Mattresses	10 - 25, prorated (1)
Tempur North America	Pillows	3
Tempur International	Mattresses	15, prorated (2)
Tempur International	Pillows	3
Sealy	Mattresses	10 - 25, prorated(1)

(1)	Products have various warranty terms, generally non-prorated for the first 10 to 15 years and then prorated for the balance of the warranty term.

(2)	The last 10 years of warranty period are prorated on a straight-line basis.

The Company had the following activity for warranties from December 31, 2013 to June 30, 2014:

(in millions)
Balance as of December 31, 2013	$26.1
Amounts accrued	17.2
Warranties charged to accrual	(13.9)
Balance as of June 30, 2014	$29.4

As of June 30, 2014 and December 31, 2013, $17.8 million and $14.9 million are included as a component of accrued expenses and other current liabilities and $11.6 million and $11.2 million are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty costs by segment in determining its estimate of future warranty obligations.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $22.6 million and $19.3 million as of June 30, 2014 and December 31, 2013, respectively.

(f) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and included in general, administrative and other expenses in the accompanying Condensed Consolidated Statements of Operations. Research and development costs charged to expense were $5.5 million and $4.6 million for the three months ended June 30, 2014 and 2013, respectively. Research and development costs charged to expense were $11.3 million and $9.4 million for the six months ended June 30, 2014 and 2013, respectively.

(g) Royalty Income and Expense. The Company recognizes royalty income based on sales of Sealy® and Stearns & Foster® branded products by various licensees. The Company also pays royalties to other entities for the use of their names on products produced by the Company. Royalty income, net of royalty expense, was $4.6 million and $4.1 million for the three months ended June 30, 2014 and 2013, respectively. Royalty income, net of royalty expense, was $9.1 million and $5.1 million for the six months ended June 30, 2014 and 2013, respectively.

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

(i) Pension Obligations. The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at three of its active Sealy U.S. plants, eight previously closed Sealy U.S. facilities and one of the Sealy U.S. innerspring components facilities recently sold. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.

(j) Reclassifications. The Company has reclassified certain prior-period amounts in the Condensed Consolidated Statements of Cash Flows to conform to current period presentation. The reclassifications were not material and do not materially impact previously reported subtotals within the Condensed Consolidated Financial Statements for any period presented.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(2) Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the new guidance to determine the Company's adoption method and the impact it will have on the Company's Condensed Consolidated Financial Statements.
(3) Acquisition and Divestiture
Sealy Acquisition

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

The Company incurred $5.4 million and $17.2 million of direct transaction expenses for the three and six months ended June 30, 2013. These expenses are included in general, administrative and other expenses in the accompanying Condensed Consolidated Statements of Operations. In addition, the Company incurred $19.9 million of incremental interest expense for the six months ended June 30, 2013, which includes interest and other fees on the Senior Notes and the 2012 Credit Agreement for the period prior to March 18, 2013, commitment fees associated with financing for the closing of the Sealy Acquisition, and the write off of deferred financing costs associated with the 2011 Credit Facility.

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

The following unaudited pro forma information presents the combined financial results for the Company and Sealy as if the Sealy Acquisition had been completed at the beginning of the Company’s prior year, January 1, 2013. Prior to the Sealy Acquisition, Sealy used a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The pro forma information set forth below for the three months ended June 30, 2013 includes Sealy’s pro forma information for the quarterly periods April 1, 2013 through June 30, 2013. The pro forma financial information set forth below for the six months ended June 30, 2013 includes Sealy’s pro forma information for the combined six month period from December 3, 2012 through March 3, 2013 and April 1, 2013 through June 30, 2013.

(in millions, except earnings per common share)	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2013
Net sales	$1,416.9	$1,343.6
Net income	$25.2	$19.1
Earnings per common share – Diluted	$0.41	$0.31

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Disposal of Innerspring Component Production Facilities and Associated Equipment

Effective June 30, 2014, the Company completed the sale of its three U.S. innerspring component production facilities and equipment, along with associated working capital, to Leggett & Platt (“L&P”) for total consideration of approximately $47.8 million, subject to customary working capital adjustments, which included $1.5 million of other non-cash consideration.  The carrying amount of the net assets sold in this transaction was approximately $66.8 million, including an allocation of goodwill within the Sealy segment which was determined using the relative fair value method. As a result, a loss on disposal of business was recorded for $20.4 million, which included $1.4 million of transaction costs.  In connection with the disposal, the Company entered into a long-term supply arrangement with L&P at fair value prices.  With the supply arrangement in place, the operations prior to the disposition do not qualify as discontinued operations.

(4) Goodwill and Other intangible assets

The following summarizes changes to the Company’s goodwill, by reportable business segment:

(in millions)	Total	Tempur North America	Tempur International	Sealy
Balance as of December 31, 2013	$759.6	$107.7	$107.3	$544.6
Disposal of business	(21.4)	—	—	(21.4)
Foreign currency translation adjustments and other	3.3	(0.1)	0.3	3.1
Balance as of June 30, 2014	$741.5	$107.6	$107.6	$526.3

The following table summarizes information relating to the Company’s other intangible assets, net:

		June 30, 2014			December 31, 2013
($ in millions)	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade names		$575.1	$—	$575.1	$575.3	$—	$575.3
Amortized intangible assets:
Contractual distributor relationships	15	$89.8	$7.7	$82.1	$90.0	$4.7	$85.3
Technology and other	4-10	93.8	29.2	64.6	93.2	25.5	67.7
Patents, other trademarks, & other trade names	5-20	27.5	13.4	14.1	27.4	12.2	15.2
Customer databases, relationships, and reacquired rights	5	23.4	15.8	7.6	21.0	14.4	6.6
Total		$809.6	$66.1	$743.5	$806.9	$56.8	$750.1

Amortization expense relating to intangible assets for the Company was $4.7 million and $4.6 million for the three months ended June 30, 2014 and 2013, respectively. Amortization expense relating to intangible assets for the Company was $9.1 million and $6.2 million for the six months ended June 30, 2014 and 2013, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any historical period.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(5) Debt

Debt. Debt for the Company consists of the following:

(in millions)	June 30, 2014	December 31, 2013
Debt:
Revolving credit facility, interest at Base Rate plus applicable margin of 2.25% or LIBOR plus applicable margin of 3.25% as of June 30, 2014 and as of December 31, 2013, commitment through and due March 18, 2018	$51.0	$74.5
Term A Facility, interest at LIBOR plus applicable margin of 2.50% as of June 30, 2014 and as of December 31, 2013, commitment through and due March 18, 2018	499.9	522.5
Term B Facility, interest at LIBOR, subject to a 0.75% floor plus applicable margin of 2.75% as of June 30, 2014 and as of December 31, 2013, commitment through and due March 18, 2020	720.8	737.3
$375.0 million Senior Notes, interest at 6.875%, due December 15, 2020	375.0	375.0
8.0% Sealy Notes, due July 15, 2016	102.1	99.6
Capital lease obligations and other	27.2	27.6
	$1,776.0	$1,836.5
Less: current portion	(52.8)	(39.6)
Long-term debt	$1,723.2	$1,796.9

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

Borrowings under the Revolver bear interest at either (i) LIBOR plus applicable margin, or (ii) Base Rate plus applicable margin. As of June 30, 2014, the Revolver total LIBOR plus applicable margin interest rate was 3.40%. As of June 30, 2014, the Revolver total Base Rate plus applicable margin interest rate was 5.50%. The Revolver will mature on March 18, 2018. During the six months ended June 30, 2014, borrowings were $106.5 million and repayments were $130.0 million. Total outstanding borrowings under the Revolver were $51.0 million with letters of credit outstanding of $17.5 million, and total availability under the Revolver was $281.5 million as of June 30, 2014.

The Term A Facility bears interest at LIBOR plus applicable margin. As of June 30, 2014, the Term A Facility total LIBOR plus applicable margin interest rate was 2.65%. The Term A Facility will mature on March 18, 2018, and is subject to scheduled quarterly payments in accordance with the 2012 Credit Agreement. The scheduled quarterly payments are $6.8 million through December 31, 2014, and $13.5 million from March 31, 2015 through December 31, 2017. Upon maturity, the principal payment due is $324.3 million. During the six months ended June 30, 2014, repayments were $22.6 million, which includes $9.1 million of prepayments made as a result of the excess cash flow covenant in the 2012 Credit Agreement.

The Term B Facility bears interest at LIBOR, subject to a 0.75% floor, plus applicable margin. As of June 30, 2014, the Term B Facility total LIBOR plus applicable margin was 3.50%. The Term B Facility will mature on March 18, 2020, and is subject to scheduled quarterly payments in accordance with the 2012 Credit Agreement. The scheduled quarterly payments are $1.8 million through December 31, 2019. Upon maturity, the principal payment due is $680.6 million. During six months ended June 30, 2014, repayments were $16.5 million, which includes $12.8 million of prepayments made as a result of the excess cash flow covenant in the 2012 Credit Agreement.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The 2012 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio and maintenance of a maximum consolidated total net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and certain other debt and obligations. The Company is allowed to exclude 100.0% of the domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of June 30, 2014, domestic qualified cash was $80.9 million and foreign qualified cash was $24.4 million

The Company is in compliance with all applicable covenants as of June 30, 2014.

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

8.0% Sealy Notes

In conjunction with the Sealy Acquisition, Sealy’s obligations under its 8.0% Sealy Notes were amended. As a result of the Sealy Acquisition, the 8.0% Sealy Notes became convertible solely into cash, in an amount that declined slightly every day during the Make-Whole Period (as defined under the Supplemental Indenture governing the  8.0% Sealy Notes) that followed the Sealy Acquisition, and then became fixed thereafter. The Make-Whole Period effectively expired on April 12, 2013. As of April 12, 2013, approximately 83.0% of all the 8.0% Sealy Notes outstanding prior to the Sealy Acquisition were converted into cash and paid to the holders. Holders of the 8.0% Sealy Notes who converted on March 19, 2013 received approximately $2,325.43 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The holders of the 8.0% Sealy Notes who convert after April 12, 2013 will receive $2,200 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The Company calculated the preliminary fair value of the remaining 8.0% Sealy Notes as part of its purchase price allocation by first calculating the future payout of the remaining 17.0% aggregate principal amount of the 8.0% Sealy Notes still outstanding and the cumulative semi-annual interest payments at the July 15, 2016 maturity, and then calculated the present value using a market discount rate, which resulted in a fair value of $96.2 million at the date of the opening balance sheet. As of June 30, 2014, the fair value and carrying value of the 8.0% Sealy Notes is $102.1 million, which includes $6.2 million of accreted discount less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion. The discount is accreted through non-cash interest expense over the life of the 8.0% Sealy Notes using the effective interest method.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Capital Leases

The Company is party to capital leases and has recorded the future obligations on its accompanying Condensed Consolidated Balance Sheets. The approximate remaining life of the leases is between 8 and 10 years.

Interest Rate Swap

On August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with variable portions of the Company’s debt outstanding. Refer to Note 7, “Derivative Financial Instruments,” for additional information regarding the Company’s interest rate swap agreement.

(6) Unconsolidated Affiliate Companies

The Company has ownership interests in a group of Asia-Pacific joint ventures, as a result of the Sealy Acquisition, to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0% and is accounted for under the equity method. The Company's investment of $10.7 million at June 30, 2014 and $7.8 million at December 31, 2013 are recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s share of earnings is recorded in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations.
(7) Derivative Financial Instruments

In the normal course of business, the Company is exposed to certain risks related to fluctuations in interest rates and foreign exchange rate risk. The Company uses interest rate swaps to manage risks from interest rate market fluctuations. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions. The Company also utilizes foreign exchange spot and forward contracts to manage the risk associated with exposures to foreign currency risk. In addition, certain foreign exchange forward contracts relate to risks associated with intercompany inventory purchases and are designated as cash flow hedging instruments. Certain foreign exchange forward contracts relate to intercompany debt and associated interest payments and certain accounts receivable and accounts payable and are considered to be economic hedges. The fair value of foreign exchange forward contracts is calculated as described in Note 8, "Fair Value Measurements," taking into consideration foreign currency rates and the current creditworthiness of the counterparties or the Company, as applicable.

Interest Rate Swap

The Company is exposed to changes in interest rates on its variable rate debt. In order to manage this risk, on August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. The Company designated this interest rate swap as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated swap agreement will offset losses and gains on the transactions being hedged. The Company formally documented the effectiveness of this qualifying hedge instrument (both at the inception of the swap and on an ongoing basis) in offsetting changes in cash flows of the hedged transaction. The fair value of the interest rate swap is calculated as described in Note 8, “Fair Value Measurements,” taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

As a result of this swap, the Company pays interest at a fixed rate and receives payments at a variable rate which began on December 30, 2011. As of this date, the swap effectively fixed the floating LIBOR-based interest rate to 1.25% plus the applicable margin on $250.0 million of the outstanding balance under the Company’s variable rate debt. On December 30, 2013, the outstanding notional principal amount of the swap reduced to $150.0 million. The interest rate swap expires on December 30, 2015. The Company has selected the LIBOR-based rate on the hedged portion of the Company’s variable rate debt during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Foreign Exchange Forward Contracts

Cash Flow Hedges

The Company is exposed to foreign currency risk related to intercompany inventory purchases denominated in foreign currencies. To manage the risk associated with fluctuations in foreign currencies related to these transactions, the Company enters into foreign exchange forward contracts. As of June 30, 2014, the Company had foreign exchange forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars with a notional amount outstanding of $51.8 million. These foreign exchange forward contracts have maturities ranging from July 2014 to June 2015. The Company designates certain foreign exchange forward contracts as hedging instruments, and the contracts qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts' gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income until the underlying hedged item is reflected in the Company's accompanying Condensed Consolidated Statements of Operations, at which time the effective amount in accumulated other comprehensive income is reclassified to cost of sales in accompanying Condensed Consolidated Statements of Operations. The Company expects to reclassify a loss of approximately $0.8 million, net of tax, over the next 12 months based on the June 30, 2014 exchange rate.

In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other expense, net on the accompanying Condensed Consolidated Statements of Operations. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other expense, net.

Economic Hedges

The Company is also exposed to foreign currency risk related to intercompany debt and associated interest payments and certain accounts receivable and accounts payable. To manage the risk associated with fluctuations in foreign currencies related to these assets and liabilities, the Company enters into foreign exchange forward contracts. The Company considers these contracts to be economic hedges. Accordingly, changes in the fair value of these instruments affect earnings during the current period. These foreign exchange forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies. The fair value of foreign currency agreements are estimated as described in Note 8, “Fair Value Measurements,” taking into consideration foreign currency rates and the current creditworthiness of the counterparties or the Company, as applicable. These amounts are immaterial to the Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

As of June 30, 2014 and December 31, 2013, the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets were recorded as follows:

(in millions)
	Liability Derivatives
	Balance Sheet Location	Fair Value
		June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments
Interest rate swap - current	Accrued expenses and other current liabilities	$1.5	$1.4
Interest rate swap - non-current	Other non-current liabilities	0.4	0.9
Foreign exchange forward contracts - current	Accrued expenses and other current liabilities	1.2	—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts - current	Accrued expenses and other current liabilities	0.1	—
		$3.2	$2.3

(8) Fair Value Measurements

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three and six months ended June 30, 2014. At June 30, 2014, the Company had an interest rate swap and foreign exchange forward contracts recorded at fair value. The fair value of the interest rate swap is calculated using standard industry models based on observable forward yield curves. The fair value of the foreign exchange forward contracts is calculated using standard industry models based on observable forward points and discount curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts.

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

•	Level 3 - Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

(in millions)		Fair Value Measurements at June 30, 2014 Using:
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$1.9	$—	$1.9	$—
Foreign exchange forward contracts	1.3	—	1.3	—
	$3.2	$—	$3.2	$—

(in millions)		Fair Value Measurements at December 31, 2013 Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$2.3	$—	$2.3	$—
	$2.3	$—	$2.3	$—

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2012 Credit Agreement are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the Senior Notes was approximately $412.0 million at June 30, 2014. The fair value of the Sealy 8.0% Notes was approximately $102.1 million at June 30, 2014. The fair value of the Senior Notes and the 8.0% Sealy Notes were based on Level 2 inputs such as quoted market prices or estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments.
(9) Stockholders’ Equity

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
(10) Defined Benefit Plans

As of June 30, 2014, the Company's liability related to its defined benefit plan for U.S. Sealy employees was $6.6 million. As of June 30, 2014, the defined benefit plan for employees of Sealy Canada, Ltd. was overfunded and not material. The net periodic pension cost for the three and six months ended June 30, 2014 and 2013 were not material.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(11) Other Items

Accumulated other comprehensive income.

Accumulated other comprehensive income consisted of the following:

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Foreign Currency Translation
Balance at beginning of period	$(14.8)	$(16.0)	$(15.6)	$(4.9)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	3.4	(6.6)	4.2	(17.7)
Balance at end of period	$(11.4)	$(22.6)	$(11.4)	$(22.6)

Interest Rate Swap
Balance at beginning of period	$(1.3)	$(2.3)	$(1.4)	$(2.7)
Other comprehensive income:
Net change from period revaluations:	0.7	1.8	1.4	3.2
Tax (expense)(2)	(0.3)	(0.7)	(0.6)	(1.1)
Total other comprehensive income before reclassifications, net of tax	$0.4	$1.1	$0.8	$2.1
Net amount reclassified to earnings (3)	(0.5)	(0.8)	(1.0)	(1.6)
Tax benefit (2)	0.2	0.4	0.4	0.6
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(0.3)	$(0.4)	$(0.6)	$(1.0)
Total other comprehensive income	0.1	0.7	0.2	1.1
Balance at end of period	$(1.2)	$(1.6)	$(1.2)	$(1.6)

Pension Benefits
Balance at beginning of period	$3.2	$—	$3.2	$—
Other comprehensive income:
Net change from period revaluations:	0.5	—	0.5	—
Tax (expense)(2)	(0.2)	—	(0.2)	—
Total other comprehensive income before reclassifications, net of tax	$0.3	$—	$0.3	$—
Net amount reclassified to earnings	—	—	—	—
Tax benefit (2)	—	—	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—	$—	$—
Total other comprehensive income	0.3	—	0.3	—
Balance at end of period	$3.5	$—	$3.5	$—

Foreign Exchange Forward Contracts
Balance at beginning of period	$0.9	$—	$—	$—
Other comprehensive income:
Net change from period revaluations:	(2.1)	—	(0.4)	—
Tax (expense)(2)	0.5	—	0.1	—
Total other comprehensive income before reclassifications, net of tax	$(1.6)	$—	$(0.3)	$—
Net amount reclassified to earnings	(0.1)		(0.7)
Tax benefit(2)	—	—	0.2	—
Total amount reclassified from accumulated other comprehensive income, net of tax	$(0.1)	$—	$(0.5)	$—
Total other comprehensive income	(1.7)	—	(0.8)	—
Balance at end of period	$(0.8)	$—	$(0.8)	$—

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(1)	In 2014 and 2013, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	These amounts were included in the income tax provision on the accompanying Condensed Consolidated Statements of Operations.

(3)	This amount was included in interest expense, net on the accompanying Condensed Consolidated Statements of Operations.
(12) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and six months ended June 30, 2014 included performance-based restricted stock units (“PRSUs”), non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented below:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
PRSU (benefit) expense	$(0.9)	$1.2	$0.2	$2.0
Option expense	1.7	2.1	3.4	4.2
RSU/DSU expense	0.5	1.4	1.8	2.0
Total stock based compensation expense	$1.3	$4.7	$5.4	$8.2

Actual payout under the PRSUs granted in 2013 is dependent upon the achievement of certain financial goals. The Company recorded a $3.0 million benefit in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014, after re-evaluation of the probability of meeting these grants.

A summary of the Company’s PRSU activity and related information for the six months ended June 30, 2014 is presented below:

(shares in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2013	0.3	$39.04
Granted	0.3	51.86
Vested	0.0	37.05
Forfeited	(0.3)	39.56
Awards outstanding at June 30, 2014	0.3	$51.86	$16.7

The maximum number of shares to be awarded under the PRSUs granted during the three and six months ended June 30, 2014 will be 0.7 million. Approximately 0.3 million shares will vest, if earned at the end of the two-year performance period ending on December 31, 2015. Approximately 0.4 million shares will vest if earned at the end of the three-year performance period ending on December 31, 2016.

During the six months ended June 30, 2014, PRSUs with an aggregate intrinsic value of $1.4 million were issued from treasury stock following the satisfaction of certain financial metrics over the one year performance period. The PRSUs were issued from treasury stock at 100.0% of the target award, the maximum payout. During the six months ended June 30, 2013, PRSUs with an aggregate intrinsic value of $14.9 million were issued from treasury stock following the satisfaction of certain financial metrics over the performance period. The PRSUs were issued from treasury stock at 282.0% of the target award, out of a maximum payout of 300.0%.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2014 is presented below:

(shares in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2013	2.8	$21.73
Granted	0.2	51.91
Forfeited	0.0	50.55
Exercised	(0.1)	19.56
Options outstanding at June 30, 2014	2.9	$24.11	5.63	$91.9
Options exercisable at June 30, 2014	2.3	$19.17	4.87	$94.7

The aggregate intrinsic value of options exercised during the three months ended June 30, 2014 and 2013 was $3.0 million and $4.4 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $5.7 million and $12.4 million, respectively.

A summary of the Company’s RSU and DSU activity and related information for the six months ended June 30, 2014 is presented below:

(shares in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2013	0.2	$47.00
Granted	0.0	52.87
Vested	(0.1)	44.00
Forfeited	0.0	46.62
Awards outstanding at June 30, 2014	0.1	$49.41	$5.0

There were no RSUs granted during the six months ended June 30, 2014. DSUs were granted during the six months ended June 30, 2014, and will vest over one year.

The aggregate intrinsic value of RSUs issued from treasury stock during the three months ended June 30, 2014 and 2013 was $0.5 million and $5.9 million, respectively. The aggregate intrinsic value of RSUs issued from treasury stock during the six months ended June 30, 2014 and 2013 was $5.4 million and $6.4 million, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to the PRSUs, options, RSUs and DSUs granted during the six months ended June 30, 2014 is presented below:

($ in millions)
	June 30, 2014	Weighted Average Remaining Vesting Period (Years)
Unrecognized PRSU expense	$12.3	2.02
Unrecognized stock option expense	4.1	2.57
Unrecognized RSU/DSU expense	0.7	0.83
Total unrecognized stock-based compensation expense	$17.1	2.11
(13) Commitments and Contingencies

(a) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials and components. Amounts committed under these programs are not significant as of June 30, 2014 and December 31, 2013.

(b) Norfolk County Retirement System, Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 20, 2012

Arthur Benning, Jr., Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 25, 2012

On June 20 and 25, 2012, the above suits were filed against the Company and two named executive officers in the United States District Court for the Eastern District of Kentucky, purportedly on behalf of a proposed class of shareholders who purchased the Company’s stock between January 25, 2012 and June 5, 2012. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, false and misleading statements and concealment of material information concerning the Company’s competitive position, projected net sales, earnings per diluted share and related financial performance for the Company’s 2012 fiscal year. The plaintiffs seek damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief. On November 2, 2012, the Court consolidated the two lawsuits and on March 6, 2013, plaintiffs filed a consolidated complaint. On March 31, 2014, the Court issued an Order granting the Company’s motion to dismiss the consolidated complaint. On May 23, 2014, the Judge’s memorandum of opinion and judgment dismissing the case were entered. On June 6, 2014, the plaintiffs filed a notice of appeal. The Company intends to vigorously defend against the claims. The outcome of these matters is uncertain, however, and although the Company does not currently expect to incur a loss with respect to these matters, the Company cannot currently predict the manner and timing of the resolution of the suits, an estimate of a range of losses or any minimum loss that could result in the event of an adverse verdict in these suits, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

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

(e) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, and the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2014 for $2.6 million associated with this remediation project.

The Company has also undertaken a remediation of soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Energy and Environmental Protection (“DEEP”) approval of the remediation plan. In 2012, the Company submitted separate closure reports to the Connecticut DEEP for the lower portion of the site and the upper portion of the site.  The Connecticut DEEP approved the Company’s closure report for the upper portion of the site and also gave conditional approval to the Company’s closure report for the lower portion of the site.  The Company is continuing to work with the Connecticut DEEP and is performing additional testing to obtain closure for the lower portion of the site. The Company has recorded a liability of approximately $0.1 million associated with the completion of the closure of its remediation efforts at the site. The Company does not believe the contamination on this site is attributable to the Company’s operations.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(f) Income Tax Assessments. The Company has received income tax assessments from the Danish Tax Authority (“SKAT”). The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments, as necessary, in the appropriate Danish venue. The Company believes the litigation process to reach a final resolution of this matter could potentially extend over the next five years. If the Company is not successful in defending its position that the Company owes no additional taxes, the Company could be required to pay a significant amount to SKAT, which could impair or reduce the Company's liquidity and profitability. For a description of these assessments and additional information with respect to these assessments and the various related legal proceedings, see Note 14, “Income Taxes”.

(g) Other. The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

(14) Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2014 and 2013 was 132.4% and 131.3%, respectively. The Company’s effective tax rate for the six months ended June 30, 2014 and 2013 was 45.7% and 52.2%, respectively. The Company’s income tax rate for the three and six months ended June 30, 2014 and 2013 differed from the U.S. federal statutory rate of 35.0% principally due to changes in the Company’s uncertain tax positions, certain foreign income tax rate differentials, state and local income taxes, the production activities deduction, permanent differences on the goodwill write-off associated with the disposal of the component facilities, and certain other permanent differences.

At June 30, 2014, the tax basis of the Company’s investment in its foreign subsidiaries exceeds the Company’s book basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.

The Company has received income tax assessments from the Danish Tax Authority (“SKAT”) with respect to the tax years 2001 through 2008 relating to the royalty paid by certain of Tempur Sealy International’s U.S. subsidiaries to a Danish subsidiary.  The royalty is paid by the U.S. subsidiaries for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production processes. In its assessment, SKAT asserts that the amount of royalty rate paid by the U.S. subsidiaries to the Danish subsidiary is not reflective of an arms-length transaction. Accordingly, the tax assessment received from SKAT is based, in part, on a 20% royalty rate, which is substantially higher than that historically used or deemed appropriate by the Company.

The 2008 income tax assessment was received in March 2014. The cumulative total tax assessment for all years is approximately $236.3 million including interest and penalties. The Company filed timely protests with the Danish National Tax Tribunal (the “Tribunal”) challenging the tax assessments. The Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (“Bilateral APA”) between the United States and SKAT. A Bilateral APA involves an agreement between the Internal Revenue Service (“IRS”) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and SKAT. U.S. and Danish competent authorities have met to discuss the Company’s Bilateral APA. SKAT and the IRS met several times since 2011, most recently in February 2013, to discuss the matter. At the conclusion of the February 2013 meeting the IRS and SKAT concluded that a mutually acceptable agreement on the matter could not be reached and, as a result, the Bilateral APA process was terminated. The matter is now before the Tribunal. The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. In 2013 the Company was notified by SKAT that SKAT granted the deferral of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007 to 2017. During the quarter ended June 30, 2014, the Company was granted a deferral of the requirement to post a cash deposit or other form of security for taxes that have been assessed for 2008 to 2018. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments before the Tribunal and in the Danish courts, as necessary. The impact of terminating the Bilateral APA program has been considered by the Company in its June 30, 2014 estimate of uncertain tax benefits.

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

The aggregate amount of uncertain tax benefits for all matters as of June 30, 2014 and December 31, 2013 was $26.4 million and $26.1 million, respectively. The entire amount of unrecognized tax benefits would impact the effective rate if recognized. The Company had approximately $11.5 million and $11.0 of accrued interest and penalties at June 30, 2014 and December 31, 2013, respectively.

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

Additionally, the Company is currently under examination by various tax authorities around the world. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. Other than the changes discussed in the preceding paragraphs, there were no significant changes to the liability for unrecognized tax benefits during the six months ended June 30, 2014.
(15) Major Customers

The top five customers accounted for approximately 34.4% and 31.7% of the Company’s net sales for the three months ended June 30, 2014 and 2013, respectively. The top five customers accounted for approximately 32.9% and 31.3% of the Company’s net sales for the six months ended June 30, 2014 and 2013, respectively. Net sales from one customer (Mattress Firm Holding Corp.) represented more than 10.0% of net sales for the three months and six months ended June 30, 2014.  The top five customers also accounted for approximately 31.5% and 31.9% of accounts receivable as of June 30, 2014 and 2013, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(16) Earnings Per Common Share

(in millions, except per common share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net (loss) income attributable to Tempur Sealy International, Inc.	$(2.2)	$(1.6)	$25.2	$10.9

Denominator:
Denominator for basic earnings per common share-weighted average shares	60.8	60.4	60.8	60.2
Effect of dilutive securities:
Employee stock-based compensation	—	—	1.1	1.3
Denominator for diluted earnings per common share-adjusted weighted average shares	60.8	60.4	61.9	61.5

Basic (loss) earnings per common share	$(0.04)	$(0.03)	$0.41	$0.18

Diluted (loss) earnings per common share	$(0.04)	$(0.03)	$0.41	$0.18

The Company did not exclude any shares issuable upon exercise of outstanding stock options for the three months ended June 30, 2014, and excluded 0.3 million and 0.4 million shares issuable upon exercise of outstanding stock options for the six months ended June 30, 2014 and 2013 respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.
(17) Business Segment Information

The Company operates in three business segments: Tempur North America, Tempur International and Sealy. The Tempur North America segment consists of two U.S. manufacturing facilities and the Tempur North America distribution subsidiaries. The Tempur International segment consists of a manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside of the Tempur North America and Sealy segments. The Sealy segment consists of company-owned and operated bedding and component manufacturing facilities located around the world, along with distribution subsidiaries, joint ventures, and licensees. The Company evaluates segment performance based on net sales and operating income. Certain corporate operating expenses included in the Tempur North America segment for the three months ended June 30, 2014 and 2013 were $17.6 million and $21.0 million, respectively. Certain corporate operating expenses included in the Tempur North America segment for the six months ended June 30, 2014 and 2013 were $35.3 million and $50.3 million, respectively. There were no material allocations of corporate operating expenses to the Tempur International or Sealy segments for the six months ended June 30, 2014 and 2013. The Company’s Tempur North America, Tempur International and Sealy segment assets include investments in subsidiaries which are appropriately eliminated in the Company’s accompanying Condensed Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable. The effect of the elimination of the investments in subsidiaries is included in the inter-segment eliminations as shown below.

The following table summarizes total assets by segment:

(in millions)	June 30,	December 31,
Total assets:	2014	2013
Tempur North America	$2,591.5	$2,110.7
Tempur International	408.0	477.7
Sealy	1,962.9	1,956.6
Inter-segment eliminations	(2,210.5)	(1,815.1)
	$2,751.9	$2,729.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

     The following table summarizes long-lived assets by segment:

(in millions)	June 30,	December 31,
Long-lived assets:	2014	2013
Tempur North America	$391.7	$393.1
Tempur International	67.2	68.7
Sealy	1,392.5	1,459.5
	$1,851.4	$1,921.3

The following table summarizes long-lived assets by geographic region:

(in millions)	June 30,	December 31,
	2014	2013
United States	$1,578.0	$1,647.0
Canada	50.4	52.1
Other International	223.0	222.2
	$1,851.4	$1,921.3
Total International	273.4	274.3

The following table summarizes net sales by geographic region:

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
United States	$524.2	$474.1	$1,028.2	$727.4
Canada	53.7	56.1	102.4	71.1
Other International	137.1	130.4	286.3	252.2
	$715.0	$660.6	$1,416.9	$1,050.7
Total International	$190.8	$186.5	$388.7	$323.3

The following table summarizes segment information:

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales to external customers:
Tempur North America
Bedding	$223.9	$199.5	$423.4	$404.1
Other products	13.4	16.0	26.9	37.3
	$237.3	$215.5	$450.3	$441.4

Tempur International
Bedding	$81.5	$73.9	$176.7	$163.2
Other products	28.0	26.6	58.5	54.8
	$109.5	$100.5	$235.2	$218.0

Sealy
Bedding	$352.0	$325.1	$693.3	$369.8
Other products	16.2	19.5	38.1	21.5
	$368.2	$344.6	$731.4	$391.3
	$715.0	$660.6	$1,416.9	$1,050.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Inter-segment sales:
Tempur North America	$1.7	$—	$1.8	$0.1
Tempur International	0.1	0.1	0.2	0.2
Sealy	4.2	—	8.5	—
Intercompany eliminations	(6.0)	(0.1)	(10.5)	(0.3)
	$—	$—	$—	$—

Gross profit:
Tempur North America	$94.2	$88.5	$180.0	$191.9
Tempur International	64.1	62.5	139.2	136.8
Sealy	110.0	103.9	218.6	114.6
	$268.3	$254.9	$537.8	$443.3

Operating income:
Tempur North America	$8.3	$10.3	$19.4	$26.1
Tempur International	19.2	23.9	47.2	55.2
Sealy	22.8	9.8	46.1	7.2
	$50.3	$44.0	$112.7	$88.5

(Loss) income before income taxes:
Tempur North America	$(12.5)	$(22.9)	$(20.7)	$(34.6)
Tempur International	18.8	22.5	46.2	52.7
Sealy	1.1	7.1	21.1	3.7
	$7.4	$6.7	$46.6	$21.8

Depreciation and amortization (including stock-based compensation amortization):
Tempur North America	$5.7	$10.8	$14.1	$20.6
Tempur International	3.4	3.1	6.6	6.2
Sealy	12.3	11.0	24.8	12.8
	$21.4	$24.9	$45.5	$39.6

Intercompany royalties:
Tempur North America	$1.4	$1.4	$2.9	$2.7
Tempur International	(1.4)	(1.4)	(2.9)	(2.7)
Sealy	—	—	—	—
	$—	$—	$—	$—

Capital expenditures:
Tempur North America	$4.1	$7.0	$6.1	$10.9
Tempur International	2.8	3.0	4.5	4.7
Sealy	2.2	3.7	6.3	3.7
	$9.1	$13.7	$16.9	$19.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(18) Guarantor/Non-Guarantor Financial Information

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

The following financial information presents Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, and the related Condensed Consolidated Statements of Operations and Comprehensive Income and Cash Flows for the three months ended June 30, 2014 and 2013, for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Operations and Comprehensive Income
Three Months Ended June 30, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$536.2	$190.9	$(12.1)	$715.0
Cost of sales	—	357.7	101.1	(12.1)	446.7
Gross profit	—	178.5	89.8	—	268.3
Selling and marketing expenses	0.4	109.1	45.7	—	155.2
General, administrative and other expenses	1.5	49.4	18.6	—	69.5
Equity income in earnings of unconsolidated affiliates	—	—	(2.1)	—	(2.1)
Royalty income, net of royalty expense	—	(4.6)	—	—	(4.6)
Operating (loss) income	(1.9)	24.6	27.6	—	50.3

Other expense, net:
Third party interest expense, net	6.6	15.7	0.7	—	23.0
Intercompany interest expense (income), net	8.2	(8.6)	0.4	—	—
Interest expense, net	14.8	7.1	1.1	—	23.0
Loss on disposal of business	—	20.4	—	—	20.4
Other (income) expense, net	—	(0.7)	0.2	—	(0.5)
Total other expense	14.8	26.8	1.3	—	42.9

Income from equity investees	8.5	20.4	—	(28.9)	—

(Loss) income before income taxes	(8.2)	18.2	26.3	(28.9)	7.4
Income tax benefit (provision)	5.8	(9.7)	(5.9)	—	(9.8)
Net (loss) income	(2.4)	8.5	20.4	(28.9)	(2.4)
Less: net (loss) income attributable to non-controlling interest	(0.2)	(0.2)	—	0.2	(0.2)
Net (loss) income attributable to Tempur Sealy International, Inc.	$(2.2)	$8.7	$20.4	$(29.1)	$(2.2)

Comprehensive income attributable to Tempur Sealy International, Inc.	$0.1	$10.8	$22.0	$(32.8)	$0.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Operations and Comprehensive Income
Three Months Ended June 30, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$478.7	$186.7	$(4.8)	$660.6
Cost of sales	—	315.8	94.7	(4.8)	405.7
Gross profit	—	162.9	92.0	—	254.9
Selling and marketing expenses	0.7	100.1	39.0	—	139.8
General, administrative and other expenses	4.6	51.5	20.2	—	76.3
Equity income in earnings of unconsolidated affiliates	—	—	(1.1)	—	(1.1)
Royalty income, net of royalty expense	—	(4.1)	—	—	(4.1)
Operating (loss) income	(5.3)	15.4	33.9	—	44.0

Other expense, net:
Third party interest expense, net	9.8	25.3	0.6	—	35.7
Intercompany interest expense (income), net	8.2	(8.5)	0.3	—	—
Interest expense, net	18.0	16.8	0.9	—	35.7
Other (income) expense, net	—	(0.6)	2.2	—	1.6
Total other expense	18.0	16.2	3.1	—	37.3

Income from equity investees	13.7	23.1	—	(36.8)	—

(Loss) income before income taxes	(9.6)	22.3	30.8	(36.8)	6.7
Income tax benefit (provision)	7.5	(8.6)	(7.7)	—	(8.8)
Net (loss) income	(2.1)	13.7	23.1	(36.8)	(2.1)
Less: net (loss) income attributable to non-controlling interest	(0.5)	(0.5)	—	0.5	(0.5)
Net (loss) income attributable to Tempur Sealy International, Inc.	$(1.6)	$14.2	$23.1	$(37.3)	$(1.6)

Comprehensive (loss) income attributable to Tempur Sealy International, Inc.	$(7.5)	$14.6	$16.8	$(31.4)	$(7.5)

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,044.5	$388.8	$(16.4)	$1,416.9
Cost of sales	—	697.7	197.8	(16.4)	879.1
Gross profit	—	346.8	191.0	—	537.8
Selling and marketing expenses	0.9	204.5	92.8	—	298.2
General, administrative and other expenses	5.7	98.3	35.8	—	139.8
Equity income in earnings of unconsolidated affiliates	—	—	(3.8)	—	(3.8)
Royalty income, net of royalty expense	—	(9.1)	—	—	(9.1)
Operating (loss) income	(6.6)	53.1	66.2	—	112.7

Other expense, net:
Third party interest expense, net	13.4	30.8	1.0	—	45.2
Intercompany interest expense (income), net	16.3	(17.3)	1.0	—	—
Interest expense, net	29.7	13.5	2.0	—	45.2
Loss on disposal of business	—	20.4	—	—	20.4
Other (income) expense, net	—	(0.9)	1.4	—	0.5
Total other expense	29.7	33.0	3.4	—	66.1

Income from equity investees	49.2	48.6	—	(97.8)	—

Income before income taxes	12.9	68.7	62.8	(97.8)	46.6
Income tax benefit (provision)	12.4	(19.5)	(14.2)	—	(21.3)
Net income	25.3	49.2	48.6	(97.8)	25.3
Less: net income attributable to non-controlling interest	0.1	0.1	—	(0.1)	0.1
Net income attributable to Tempur Sealy International, Inc.	$25.2	$49.1	$48.6	$(97.7)	$25.2

Comprehensive income attributable to Tempur Sealy International, Inc.	$29.1	$51.5	$50.2	$(101.7)	$29.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$738.7	$323.5	$(11.5)	$1,050.7
Cost of sales	—	466.5	152.4	(11.5)	607.4
Gross profit	—	272.2	171.1	—	443.3
Selling and marketing expenses	1.4	152.7	72.1	—	226.2
General, administrative and other expenses	8.2	92.0	34.8	—	135.0
Equity income in earnings of unconsolidated affiliates	—	—	(1.3)	—	(1.3)
Royalty income, net of royalty expense	—	(5.1)	—	—	(5.1)
Operating (loss) income	(9.6)	32.6	65.5	—	88.5

Other expense, net:
Third party interest expense, net	14.1	48.7	0.8	—	63.6
Intercompany interest expense (income), net	16.6	(16.9)	0.3	—	—
Interest expense, net	30.7	31.8	1.1	—	63.6
Other (income) expense, net	—	(0.3)	3.4	—	3.1
Total other expense	30.7	31.5	4.5	—	66.7

Income from equity investees	38.5	46.2	—	(84.7)	—

(Loss) income before income taxes	(1.8)	47.3	61.0	(84.7)	21.8
Income tax benefit (provision)	12.2	(8.8)	(14.8)	—	(11.4)
Net income	10.4	38.5	46.2	(84.7)	10.4
Less: net (loss) income attributable to non-controlling interest	(0.5)	(0.5)	—	0.5	(0.5)
Net income attributable to Tempur Sealy International, Inc.	$10.9	$39.0	$46.2	$(85.2)	$10.9

Comprehensive (loss) income attributable to Tempur Sealy International, Inc.	$(5.7)	$39.7	$31.7	$(71.4)	$(5.7)

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Balance Sheets
June 30, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.1	$80.8	$40.6	$—	$121.5
Accounts receivable, net	—	232.3	143.9	—	376.2
Inventories	—	161.2	58.8	—	220.0
Income taxes receivable	133.0	—	—	(133.0)	—
Prepaid expenses and other current assets	0.7	23.7	30.5	—	54.9
Deferred income taxes	9.4	30.5	5.5	—	45.4
Total Current Assets	143.2	528.5	279.3	(133.0)	818.0
Property, plant and equipment, net	—	292.8	73.6	—	366.4
Goodwill	—	557.3	184.2	—	741.5
Other intangible assets, net	—	618.7	124.8	—	743.5
Deferred tax asset	—	—	11.0	—	11.0
Other non-current assets	7.0	45.2	19.3	—	71.5
Net investment in subsidiaries	1,756.5	—	—	(1,756.5)	—
Due from affiliates	63.4	2,008.5	0.6	(2,072.5)	—
Total Assets	$1,970.1	$4,051.0	$692.8	$(3,962.0)	$2,751.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$187.6	$47.6	$—	$235.2
Accrued expenses and other current liabilities	1.4	142.0	61.6	—	205.0
Deferred income taxes	—	—	0.9	—	0.9
Income taxes payable	—	146.5	3.8	(133.0)	17.3
Current portion of long-term debt	—	49.6	3.2	—	52.8
Total Current Liabilities	1.4	525.7	117.1	(133.0)	511.2
Long-term debt	375.0	1,348.2	—	—	1,723.2
Deferred income taxes	—	235.9	32.5	—	268.4
Other non-current liabilities	—	72.9	8.7	—	81.6
Due to affiliates	1,426.2	111.8	884.4	(2,422.4)	—
Total Liabilities	1,802.6	2,294.5	1,042.7	(2,555.4)	2,584.4

Redeemable non-controlling interest	11.6	11.6	—	(11.6)	11.6

Total Stockholders’ Equity	155.9	1,744.9	(349.9)	(1,395.0)	155.9
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$1,970.1	$4,051.0	$692.8	$(3,962.0)	$2,751.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Balance Sheets
December 31, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$30.9	$50.1	$—	$81.0
Accounts receivable, net	—	192.6	156.6	—	349.2
Inventories	—	147.5	51.7	—	199.2
Income taxes receivable	118.4	—	—	(118.4)	—
Prepaid expenses and other current assets	—	26.3	27.4	—	53.7
Deferred income taxes	10.0	29.3	5.1	—	44.4
Total Current Assets	128.4	426.6	290.9	(118.4)	727.5
Property, plant and equipment, net	—	335.9	75.7	—	411.6
Goodwill	—	577.2	182.4	—	759.6
Other intangible assets, net	—	624.6	125.5	—	750.1
Deferred tax asset	—	—	10.9	—	10.9
Other non-current assets	7.6	47.0	15.6	—	70.2
Net investment in subsidiaries	756.0	—	—	(756.0)	—
Due from affiliates	1,299.9	2,306.5	0.9	(3,607.3)	—
Total Assets	$2,191.9	$4,317.8	$701.9	$(4,481.7)	$2,729.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$140.5	$50.7	$—	$191.2
Accrued expenses and other current liabilities	1.4	144.2	62.8	—	208.4
Deferred income taxes	—	—	0.8	—	0.8
Income taxes payable	—	115.2	4.7	(118.4)	1.5
Current portion of long-term debt	—	36.6	3.0	—	39.6
Total Current Liabilities	1.4	436.5	122.0	(118.4)	441.5
Long-term debt	375.0	1,421.9	—	—	1,796.9
Deferred income taxes	—	252.8	33.3	—	286.1
Other non-current liabilities	—	69.1	6.2	—	75.3
Due to affiliates	1,685.4	1,381.5	940.5	(4,007.4)	—
Total Liabilities	2,061.8	3,561.8	1,102.0	(4,125.8)	2,599.8

Redeemable non-controlling interest	11.5	11.5	—	(11.5)	11.5

Total Stockholders’ Equity	118.6	744.5	(400.1)	(344.4)	118.6
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,191.9	$4,317.8	$701.9	$(4,481.7)	$2,729.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(32.6)	$53.9	$51.1	$—	$72.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(0.2)	0.2	—	—
Proceeds from disposition of business	—	46.3	—	—	46.3
Purchases of property, plant and equipment	—	(11.3)	(5.6)	—	(16.9)
Other	—	0.1	(2.2)	—	(2.1)
Net cash used in investing activities	—	34.9	(7.6)	—	27.3

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	—	106.5	—	—	106.5
Repayments 2012 Credit Agreement	—	(169.1)	—	—	(169.1)
Proceeds from issuance of Senior Notes	—	—	—	—	—
Net activity in investment in and advances from (to) subsidiaries and affiliates	29.9	24.5	(54.4)		—
Proceeds from exercise of stock options	3.5	—	—	—	3.5
Excess tax benefit from stock based compensation	1.5	—	—	—	1.5
Treasury stock repurchased	(2.2)	—	—	—	(2.2)
Payment of deferred financing costs	—	—	—	—	—
Other	—	(0.8)	1.0	—	0.2
Net cash provided by (used in) financing activities	32.7	(38.9)	(53.4)	—	(59.6)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.4	—	0.4
Increase (decrease) in cash and cash equivalents	0.1	49.9	(9.5)	—	40.5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	30.9	50.1	—	81.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.1	$80.8	$40.6	$—	$121.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(35.8)	$(7.0)	$31.3	$—	$(11.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(1,035.3)	(137.6)	—	(1,172.9)
Proceeds from disposition of business	—	—	—	—	—
Purchases of property, plant and equipment	—	(14.0)	(5.3)	—	(19.3)
Other	—	(66.3)	68.4	—	2.1
Net cash used in by investing activities	—	(1,115.6)	(74.5)	—	(1,190.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	—	2,368.8	—	—	2,368.8
Repayments 2012 Credit Agreement	—	(926.6)	—	—	(926.6)
Proceeds from issuance of Senior Notes	375.0	—	—	—	375.0
Proceeds from 2011 Credit Facility	—	46.5	—	—	46.5
Repayments of 2011 Credit Facility	—	(696.5)	—	—	(696.5)
Net activity in investment in and advances (to) from subsidiaries and affiliates	(804.9)	857.8	(52.9)	—	—
Proceeds from exercise of stock options	5.5	—	—	—	5.5
Excess tax benefit from stock based compensation	3.5	—	—	—	3.5
Treasury stock repurchased	465.2	(465.2)	—	—	—
Payment of deferred financing costs	(8.3)	(43.6)	—	—	(51.9)
Other	—	—	(0.2)	—	(0.2)
Net cash provided by (used in) financing activities	36.0	1,141.2	(53.1)	—	1,124.1

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(0.4)	—	(0.4)
Increase (decrease) in cash and cash equivalents	0.2	18.6	(96.7)	—	(77.9)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	19.2	160.1	—	179.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.2	$37.8	$63.4	$—	$101.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our strategy, our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and "Risk Factors" elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and six months ended June 30, 2014, including the following topics:

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

New Market Expansion

We will pursue opportunities to expand into new international markets.

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

New Product Development and Introduction

During 2014, we continue to roll out several new product lines across our Tempur and Sealy brands. These launches represent a significant replacement of our core product lines. New product introductions represent a significant investment of time and resources in research and development to improve our existing product offerings and introduce new product lines. There are a number of risks inherent in our product introductions, including the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, product introduction costs, the speed of the rollout of the product and manufacturing inefficiencies may be greater than anticipated, which could impact profitability.

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

Our Tempur North America segment competes in the non-innerspring mattress category and contributed 33.2% and 31.8% of our net sales for the three and six months ended June 30, 2014, respectively. The non-innerspring mattress category is highly competitive, with several non-innerspring competitor products supported by aggressive marketing campaigns and promotions. As a result of this competition, our results could be impacted.

Financial Leverage and Liquidity

As of June 30, 2014, we had $1,776.0 million of debt outstanding, and our stockholders’ equity was $155.9 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available. As of June 30, 2014, our ratio of funded debt less qualified cash to EBITDA was 4.3 times, within the covenant in our debt agreements which limits this ratio to 4.75 times for the three months ended June 30, 2014. For a table setting forth the principal financial covenants under the 2012 Credit Agreement, by quarter, see "Item 2 - Liquidity and Capital Resources - Debt Service". For more information on this non-GAAP measure and compliance with our 2012 Credit Facility, please refer to the section set forth below “Non-GAAP Financial Measures”.

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

In 2014, we expect gross margin to benefit from cost synergies and leverage, offset by investments in new products and foreign exchange. Floor model shipments were elevated in the first half of 2014 as we completed our new product roll-outs. However, we expect floor model shipments will be much lower in the second half of 2014.

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

Sealy Acquisition

On March 18, 2013, we completed the Sealy Acquisition. Our results for the first quarter of 2013 include Sealy's results of operations from March 18, 2013 through March 31, 2013. Our Sealy segment manufactures and markets a complete line of bedding products under the Sealy®, Sealy Posturepedic®, Optimum™, and Stearns & Foster® brands. Sealy's results of operations are reported within our Sealy reportable segment. Refer to Note 3, “Acquisitions and Divestiture”, in our Condensed Consolidated Financial Statements included in Part I, ITEM 1 of this Report for a discussion of the Sealy Acquisition. The total purchase price was $1,172.9 million, which was funded using available cash and financing consisting of our 2012 Credit Agreement and Senior Notes. Refer to Note 5, “Debt”, in our Condensed Consolidated Financial Statements included in Part I, ITEM 1 of this Report for the definition of these terms and further discussion.

Results of Operations

A summary of our results for the three months ended June 30, 2014 include:

•
Losses per diluted share were $0.04 in the second quarter of 2014 as compared to $0.03 in the second quarter of 2013. The 2014 results reflect a $20.4 million loss on disposal of our three U.S. innerspring component production facilities and $5.2 million of integration costs related to the Sealy Acquisition. The 2013 results reflect $11.9 million of transaction and integration costs and a $4.5 million purchase price allocation (“PPA”) inventory adjustment related to the Sealy Acquisition, as well as $8.7 million of costs related to our refinancing of a portion of our senior secured credit facilities.

•
Adjusted earnings per share (“EPS”) were $0.39 in the second quarter of 2014 as compared to adjusted EPS of $0.36 in the second quarter of 2013. For a discussion and reconciliation of EPS to adjusted EPS, which is a non-GAAP measure, refer to the non-GAAP financial information set forth below under the heading “Non-GAAP Financial Information”.

•
Net loss in the second quarter of 2014 was $2.2 million as compared to a net loss of $1.6 million for the second quarter of 2013. We reported adjusted net income of $24.0 million for the second quarter of 2014 as compared to adjusted net income of $22.3 million for the second quarter of 2013. For a discussion and reconciliation of net loss to adjusted net income, which is a non-GAAP measure, refer to the non-GAAP financial information set forth below under the heading “Non-GAAP Financial Information”.

•
Net sales increased 8.2% to $715.0 million in the second quarter of 2014 from $660.6 million in the second quarter of 2013. The net sales increase was driven by higher sales in each of our three business segments.

•
Gross profit margin was 37.5% as compared to 38.6% in the second quarter of 2013. The gross profit margin decreased primarily as a result of product and channel mix and unfavorable changes in foreign exchange rates, offset partially by a PPA inventory adjustment related to the Sealy Acquisition recorded in the second quarter of 2013.

•
Operating income was $50.3 million as compared to $44.0 million in the second quarter of 2013. Operating income in the second quarter of 2014 included $5.2 million of integration costs and in the second quarter of 2013 included $11.9 million of transaction and integration costs related to the Sealy Acquisition.

A summary of our results for the six months ended June 30, 2014 include:

•
EPS in the first half of 2014 were $0.41 as compared to EPS of $0.18 in the first half of 2013. The 2014 results reflect a $20.4 million loss on disposal of our three U.S. innerspring component production facilities and $12.6 million of integration costs related to the Sealy Acquisition. The 2013 results reflect $27.9 million of transaction and integration costs and a $7.7 million PPA inventory adjustment related to the Sealy Acquisition, as well as $19.9 million of incremental interest expense associated with financing for the closing of the Sealy Acquisition and $8.7 million of costs related to our refinancing of a portion of our senior secured credit facilities.

•	Net sales increased 34.9% to $1,416.9 million in the first half of 2014 from $1,050.7 million in the first half of 2013.

•	Net income increased 131.2% to $25.2 million in the first half of 2014 from net income of $10.9 million for the first half of 2013.

The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except per common share amounts)	2014		2013		2014		2013 (1)
Net sales	$715.0	100.0%	$660.6	100.0%	$1,416.9	100.0%	$1,050.7	100.0%
Cost of sales	446.7	62.5	405.7	61.4	879.1	62.0	607.4	57.8
Gross profit	268.3	37.5	254.9	38.6	537.8	38.0	443.3	42.2
Selling and marketing expenses	155.2	21.7	139.8	21.2	298.2	21.0	226.2	21.5
General, administrative and other	69.5	9.7	76.3	11.5	139.8	9.9	135.0	12.9
Equity income in earnings of unconsolidated affiliates	(2.1)	(0.3)	(1.1)	(0.2)	(3.8)	(0.3)	(1.3)	(0.1)
Royalty income, net of royalty expense	(4.6)	(0.6)	(4.1)	(0.6)	(9.1)	(0.6)	(5.1)	(0.5)
Operating income	50.3	7.0	44.0	6.7	112.7	8.0	88.5	8.4

Other expense, net:
Interest expense, net	23.0	3.2	35.7	5.4	45.2	3.2	63.6	6.0
Loss on disposal of business	20.4	2.9	—	—	20.4	1.4	—	—
Other expense, net	(0.5)	(0.1)	1.6	0.2	0.5	—	3.1	0.3
Total other expense	42.9	6.0	37.3	5.6	66.1	4.7	66.7	6.3

Income before income taxes	7.4	1.0	6.7	1.1	46.6	3.3	21.8	2.1
Income tax provision	(9.8)	(1.4)	(8.8)	(1.3)	(21.3)	(1.5)	(11.4)	(1.1)
Net (loss) income before non-controlling interest	(2.4)	(0.3)	(2.1)	(0.2)	25.3	1.8	10.4	1.0
Less: Net (loss) income attributable to non-controlling interest	(0.2)	—	(0.5)	—	0.1	—	(0.5)	—
Net (loss) income attributable to Tempur Sealy International, Inc.	$(2.2)	(0.3)%	$(1.6)	(0.2)%	$25.2	1.8%	$10.9	1.0%

(Loss) earnings per common share:
Basic	$(0.04)		$(0.03)		$0.41		$0.18
Diluted	$(0.04)		$(0.03)		$0.41		$0.18

Weighted average common shares outstanding:
Basic	60.8		60.4		60.8		60.2
Diluted	60.8		60.4		61.9		61.5
(1) Results of operations for the six months ended June 30, 2013 include Sealy results from the post-acquisition period March 18, 2013 through June 30, 2013.

CONSOLIDATED SUMMARY

Net sales and gross profit

(in millions, except percentages)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% Change 2014 vs 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% Change 2014 vs 2013
Net sales	$715.0	$660.6	8.2%	1,416.9	$1,050.7	34.9%

Net sales by segment:
Tempur North America	237.3	215.5	10.1%	450.3	441.4	2.0%
Tempur International	109.5	100.5	9.0%	235.2	218.0	7.9%
Sealy	368.2	344.6	6.8%	731.4	391.3	86.9%

Gross profit	268.3	254.9	5.3%	537.8	443.3	21.3%
Gross margin	37.5%	38.6%		38.0%	42.2%

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Net sales increased $54.4 million, or 8.2%. The increase was due to solid performance in all three of our segments. Tempur North America grew at 10.1%, driven primarily by new product introductions. Sealy grew at 6.8%, driven by the new Stearns & Foster offerings and continuing success of Posturepedic. Additionally, Tempur International grew at 9.0% driven primarily by growth in Europe, Asia-Pacific, and Latin America.

Gross profit increased $13.4 million, and gross margin declined 110 basis points. The increase in gross profit was driven by increased net sales in all of our segments. Gross profit in our Sealy, Tempur North America and Tempur International segments increased $6.1 million, $5.7 million and $1.6 million, respectively. The decline in our consolidated gross margin was due to unfavorable product and channel mix of 90 basis points and unfavorable foreign exchange of 50 basis points. These factors were offset partially by the PPA inventory adjustment related to the Sealy Acquisition recorded in the second quarter of 2013.

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in this process. The principal factors impacting gross profit and gross margin for each segment are discussed below in the respective segment discussions.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Net sales increased $366.2 million, or 34.9%. Sealy's net sales increased $340.1 million due to Sealy's results being reflected for the six months ended June 30, 2014 as compared to the post-acquisition period March 18, 2013 through June 30, 2013.

Gross profit increased $94.5 million, and gross margin declined 420 basis points. Sealy's gross profit increased $104.0 million due to Sealy's results being reflected for the six months ended June 30, 2014 as compared to the post- acquisition period March 18, 2013 through June 30, 2013. Sealy's gross margin for the six months ended June 30, 2014 was also 29.9%, which unfavorably impacted our consolidated gross margin by 240 basis points. The Sealy segment operates at a lower gross margin than the Tempur North America and Tempur International segments. Therefore, our gross margins have been negatively impacted as Sealy’s net sales have increased as a percentage of our consolidated net sales. Consolidated gross margin was also impacted by unfavorable product and channel mix of 220 basis points and unfavorable foreign exchange of 40 basis points. These factors were offset partially by the PPA inventory adjustment to the Sealy Acquisition recorded in the second quarter of 2013.

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in this process. The principal factors impacting gross profit and gross margin for each segment are discussed below in the respective segment discussions.

OPERATING EXPENSES

Selling and Marketing Expenses

(in millions, except percentages)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% Change 2014 vs 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% Change 2014 vs 2013
Total selling and marketing	$155.2	$139.8	11.0%	298.2	$226.2	31.8%
As a percent of net sales	21.7%	21.2%		21.0%	21.5%
Advertising expenses	78.4	73.1	7.3%	152.2	114.4	33.0%
As a percent of net sales	11.0%	11.1%		10.7%	10.9%
Selling and marketing other	76.8	66.7	15.1%	146.0	111.8	30.6%
As a percent of net sales	10.7%	10.1%		10.3%	10.6%

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

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Selling and marketing expenses increased $15.4 million, or 11.0%, and increased 0.5% as a percentage of net sales.

Our advertising expenses increased $5.3 million, or 7.3%, and slightly decreased as a percentage of net sales. The increase in advertising expenses is due primarily to higher advertising investments in our Tempur North America segment.

All other selling and marketing expenses increased $10.1 million, or 15.1%, and increased 0.6% as a percentage of net sales. The increase to other selling and marketing expenses is due primarily to a $7.2 million increase in the Tempur North American and Sealy segments related to higher in-store marketing investments as we rolled out new point of purchase displays to support our new product launches. Additionally, the Tempur International segment other selling and marketing expenses increased $2.9 million, driven primarily by additional openings of company-owned stores and supporting our expanding Tempur International business.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Selling and marketing expenses increased $72.0 million, or 31.8%, and decreased 0.5% as a percentage of net sales.

Our advertising expenses increased $37.8 million, or 33.0%, and slightly decreased as a percentage of net sales. The increase to advertising expenses was primarily due to the $29.8 million increase in Sealy’s advertising expenses for the six months ended June 30, 2014 compared to the post-acquisition period March 18, 2013 through June 30, 2013. The remaining increase is due primarily to the higher advertising investments in our Tempur North America segment.

All other selling and marketing expenses increased $34.2 million, or 30.6%, and slightly decreased as a percentage of net sales. The increase to other selling and marketing expenses was primarily due to the $25.9 million increase in Sealy’s other selling and marketing expenses for the six months ended June 30, 2014 compared to the post-acquisition period March 18, 2013 through June 30, 2013. Additionally, the Tempur International segment other selling and marketing expenses increased $7.0 million, driven primarily by additional openings of company-owned stores and supporting our expanding Tempur International business.

General, Administrative and Other Expenses

(in millions, except percentages)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% Change 2014 vs 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% Change 2014 vs 2013
General, administrative and other expenses	$69.5	$76.3	(8.9)%	$139.8	$135.0	3.6%
As a percent of net sales	9.7%	11.6%		9.9%	12.8%
General, administrative and other expenses include salaries and related expenses, information technology, professional fees, depreciation of buildings, furniture and fixtures, machinery, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs.

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

General, administrative and other expenses decreased $6.8 million, or 8.9%. The decrease in general, administrative and other expenses is due to a $7.0 million decrease in integration and transaction costs. Additionally, we recorded a benefit in the current quarter of $3.0 million for the PRSUs granted in 2013 following the re-evaluation of the probability of meeting certain required financial metrics related to the grants. These expenses were partially offset by a $3.2 million increase in bad debt expenses due to certain customers in our accounts receivable portfolio.

Research and development expenses for the three months ended June 30, 2014 were $5.5 million compared to $4.6 million for the three months ended June 30, 2013, an increase of $0.9 million, or 19.6%. We plan to continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

General, administrative and other expenses increased $4.8 million, or 3.6%. The increase to general, administrative and other expenses was primarily due to the $15.9 million increase in Sealy’s general, administrative and other expenses for the six months ended June 30, 2014 as compared to the post-acquisition period March 18, 2013 through June 30, 2013, as well as a $4.4 million increase in bad debt expenses due to certain customers in our accounts receivable portfolio. Other general, administrative and other expenses also increased $4.8 million due to the expanding business. The increased general, administrative and other expenses were partially offset by a $17.3 million decrease in transaction expenses, which were not incurred in 2014. Additionally, we recorded a benefit in 2014 of $3.0 million for the PRSUs granted in 2013 following the re-evaluation of the probability of meeting certain required financial metrics related to the grants.

Research and development expenses for the six months ended June 30, 2014 were $11.3 million compared to $9.4 million for the six months ended June 30, 2013, an increase of $1.9 million, or 20.2%. We plan to continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

OPERATING INCOME

(in millions, except percentages)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% Change 2014 vs 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% Change 2014 vs 2013
Operating income	$50.3	$44.0	14.3%	$112.7	$88.5	27.3%
Operating margin	7.0%	6.7%		8.0%	8.4%

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Operating income increased $6.3 million, or 14.3%, and was primarily impacted by the factors discussed above. During the three months ended June 30, 2014, equity income in earnings of unconsolidated affiliates and royalty income, net of royalty expense increased $1.0 million and $0.5 million, respectively. Our royalty income is based on sales of Sealy® and Stearns & Foster® branded products by various licensees and is offset by royalty expenses we pay to other entities for the use of their names on our Sealy branded products. Our equity income in earnings of unconsolidated affiliates represents our 50.0% interest in the earnings of our Asia-Pacific joint ventures whose purpose is to develop markets for Sealy branded products.

               During the three months ended June 30, 2014, we incurred $5.2 million of integration expenses in connection with the continuing integration of Sealy. During the three months ended June 30, 2013, we incurred $6.5 million of integration expenses and $5.4 million of transaction expenses in connection with the Sealy Acquisition.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Operating income increased $24.2 million, or 27.3%, and was primarily impacted by the factors discussed above. During the six months ended June 30, 2014, equity income in earnings of unconsolidated affiliates and royalty income, net of royalty expense increased $2.5 million and $4.0 million, respectively. The increase to equity income in earnings of unconsolidated affiliates and royalty income, net of royalty expense was primarily due to Sealy’s results being reflected for the six months ended June 30, 2014 as compared to the post-acquisition period March 18, 2013 through June 30, 2013.

               During the six months ended June 30, 2014, we incurred $12.6 million of integration expenses in connection with the Sealy Acquisition. During the six months ended June 30, 2013, we incurred $17.2 million of transaction expenses and $10.7 million of integration expenses in connection with the Sealy Acquisition.

LOSS ON DISPOSAL OF BUSINESS

Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013

Effective June 30, 2014, we completed the sale of our three U.S. innerspring component production facilities and equipment, along with associated working capital, to Leggett & Platt (“L&P”) for total consideration of approximately $47.8 million.  The carrying amount of the net assets sold in this transaction, including an allocation of reporting unit goodwill determined using the relative fair value method, was approximately $66.8 million.  As a result, a loss on disposal of business was recorded for $20.4 million, which included $1.4 million of transaction costs.

INTEREST EXPENSE, NET

(in millions, except percentages)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% Change 2014 vs 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% Change 2014 vs 2013
Interest expense, net	$23.0	$35.7	(35.6)%	45.2	$63.6	(28.9)%

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Interest expense, net, decreased $12.7 million, or 35.6%. During the three months ended June 30, 2013, we incurred $8.7 million in prepayment fees related to the refinancing of our Term B Facility. During the three months ended June 30, 2014, interest expense decreased an additional $4.0 million due to lower average debt levels and interest rates in effect for the second quarter of 2014 as compared to the second quarter of 2013.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Interest expense, net, decreased $18.4 million, or 28.9%. During the six months ended June 30, 2013, we incurred $8.7 million in prepayment fees related the refinancing of our Term B facility. During the six months ended June 30, 2014, interest expense decreased an additional $9.7 million due to lower average debt levels and interest rates in effect for the first half of 2014 as compared to the first half of 2013.

INCOME BEFORE INCOME TAXES

(in millions, except percentages)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% Change 2014 vs 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% Change 2014 vs 2013
Income before income taxes	$7.4	$6.7	10.4%	$46.6	$21.8	113.8%

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Income before income taxes increased $0.7 million, or 10.4%. This increase was a result of the factors discussed above.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Income before income taxes increased $24.8 million, or 113.8%. This increase was a result of the factors discussed above.

INCOME TAX PROVISION

(in millions, except percentages)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% Change 2014 vs 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% Change 2014 vs 2013
Income tax	$(9.8)	$(8.8)	11.4%	(21.3)	$(11.4)	86.8%
Effective tax rate	132.4%	131.3%		45.7%	52.2%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Our income tax provision decreased $1.0 million, and our effective tax rate increased 1.1 percentage points. During the three months ended June 30, 2013, we repatriated substantially all of our foreign earnings in a taxable transaction. We had previously tax affected our undistributed earnings from non-U.S. operations. The income tax provision for the three months ended June 30, 2013 was unfavorably impacted by $5.5 million as a result of repatriation of non-U.S. cash holdings, due to certain foreign tax credit attributes related to Sealy's foreign subsidiaries. For the three months ended June 30, 2014 the income tax provision was unfavorably impacted by $8.1 million as a result of the $29.0 million tax gain we recorded on the asset sale of Sealy’s three U.S. innerspring component production facilities and equipment that were sold during the current quarter. Throughout the remainder of 2014, we anticipate a tax rate of approximately 29.5%.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Our income tax provision increased $9.9 million, and our effective tax rate decreased 6.5 percentage points. During the six months ended June 30, 2013, we repatriated substantially all of our foreign earnings in a taxable transaction. We had previously tax affected our undistributed earnings from non-U.S. operations. The income tax provision for the six months ended June 30, 2013 was unfavorably impacted by $5.5 million as a result of repatriation of non-U.S. cash holdings, due to certain foreign tax credit attributes related to Sealy's foreign subsidiaries. For the six months ended June 30, 2014 the income tax provision was unfavorably impacted by $8.1 million as a result of the $29.0 million tax gain we recorded on the asset sale of Sealy’s three U.S. innerspring component production facilities and equipment that were sold during the current quarter.

TEMPUR NORTH AMERICA SEGMENT SUMMARY

(in millions, except percentages)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% Change 2014 vs 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% Change 2014 vs 2013
Net sales	$237.3	$215.5	10.1%	450.3	$441.4	2.0%

Net sales by channel:
Retail	225.0	201.7	11.6%	425.8	409.2	4.1%
Direct	9.7	10.6	(8.5)%	19.0	25.0	(24.0)%
Other	2.6	3.2	(18.8)%	5.5	7.2	(23.6)%

Net sales by product:
Bedding	223.9	199.5	12.2%	423.4	404.1	4.8%
Other products	13.4	16.0	(16.3)%	26.9	37.3	(27.9)%

Gross profit	94.2	88.5	6.4%	180.0	191.9	(6.2)%
Gross margin	39.7%	41.1%		40.0%	43.5%

Operating income	8.3	10.3	(19.4)%	19.4	26.1	(25.7)%
Operating margin	3.5%	4.8%		4.3%	5.9%

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Tempur North America net sales increased $21.8 million, or 10.1%. The increase is primarily due to a $24.4 million increase in net sales of Bedding products, driven by new product introductions. This increase is offset by a $2.6 million decrease in net sales of Other products resulting primarily from the decline of our pillow business. Retail channel net sales increased $23.3 million, or 11.6%. Direct channel net sales also decreased $0.9 million, or 8.5%.

Operating income decreased $2.0 million, or 19.4%, and was primarily impacted by the following factors:

•
Gross profit increased $5.7 million, and gross margin declined 140 basis points. The decline in gross margin was due to unfavorable product and channel mix of 220 basis points. These factors were offset by manufacturing and sourcing improvements of 80 basis points.

•
Operating expenses increased $7.7 million to $85.9 million as compared to $78.2 million in the second quarter of 2013. This increase is driven by $8.0 million of higher advertising expenses to support new product introductions and $8.5 million of increased professional services, salaries, and other expenses to support the expanded business. This was partially offset by a benefit of $3.0 million recorded in corporate operating expenses for the PRSUs granted in 2013 and decreased integration and transaction costs of $5.8 million.

•
Following the Sealy Acquisition, we consolidated certain Sealy corporate functions with our corporate functions. The operating expenses of those corporate functions are now included in the Tempur North America segment, which increases operating expenses in our Tempur North America segment and decreases operating expenses in our Sealy segment.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Tempur North America net sales increased $8.9 million, or 2.0%. The increase is primarily due to a $19.3 million increase in net sales of Bedding products, driven by new product introductions. This increase is offset by a $10.4 million decrease in net sales of Other products resulting primarily from the decline in our pillow business. Retail channel net sales increased $16.6 million, or 4.1%. Direct channel net sales also decreased $6.0 million, or 24.0%.

Operating income decreased $6.7 million, or 25.7%, and was primarily impacted by the following factors:

•
Gross profit decreased $11.9 million, and gross margin declined 350 basis points. The decline in gross margin was due to unfavorable product and channel mix of 330 basis points, unfavorable floor model discounts related to new product introductions of 100 basis points. These factors were offset by manufacturing and sourcing improvements of 80 basis points.

•
Operating expenses decreased $5.2 million to $160.6 million as compared to $165.8 million in the first half of 2013. This decrease is driven by decreased integration and transaction costs of $17.9 million and a benefit of $3.0 million recorded in corporate operating expenses for the PRSUs granted in 2013. This was partially offset by an increase of $5.7 million of higher advertising expenses to support new product introductions and $10.0 million of increased professional services, salaries, and other expenses to support the expanded business.

•
Following the Sealy Acquisition, we consolidated certain Sealy corporate functions with our corporate functions. The operating expenses of those corporate functions are now included in the Tempur North America segment, which increases operating expenses in our Tempur North America segment and decreases operating expenses in our Sealy segment.

TEMPUR INTERNATIONAL SEGMENT SUMMARY

(in millions, except percentages)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% Change 2014 vs 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% Change 2014 vs 2013
Net sales	$109.5	$100.5	9.0%	235.2	$218.0	7.9%

Net sales by channel:
Retail	82.4	78.6	4.8%	180.7	172.6	4.7%
Direct	16.0	11.4	40.4%	32.1	22.7	41.4%
Other	11.1	10.5	5.7%	22.4	22.7	(1.3)%

Net sales by product:
Bedding	81.5	73.9	10.3%	176.7	163.2	8.3%
Other products	28.0	26.6	5.3%	58.5	54.8	6.8%

Gross profit	64.1	62.5	2.6%	139.2	136.8	1.8%
Gross margin	58.5%	62.2%		59.2%	62.8%

Operating income	19.2	23.9	(19.7)%	47.2	55.2	(14.5)%
Operating margin	17.5%	23.8%		20.1%	25.3%

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Tempur International net sales increased $9.0 million, or 9.0%. On a constant currency basis, (1) our Tempur International net sales increased approximately 5.4%, primarily due to solid performance in Europe, Asia-Pacific and Latin America. Retail channel net sales increased $3.8 million, or 4.8%. Direct channel net sales increased $4.6 million, or 40.4%, due to expanding our points of distribution through an increase in the number of company-owned stores and e-commerce.

Operating income decreased $4.7 million, or 19.7%, and was primarily impacted by the following factors:

•
Gross profit increased $1.6 million, and gross margin declined 370 basis points. The decline in gross margin was due primarily to unfavorable foreign exchange of 220 basis points and unfavorable product and channel mix of 120 basis points.

•
Operating expenses increased $6.3 million to $44.9 million as compared to $38.6 million in the second quarter of 2013, and increased 2.6% as a percentage of net sales. The increase is primarily due to costs associated with expanding points of distribution through an increase in the number of company-owned stores and e-commerce and integration costs associated with marketing and distributing Sealy products in certain international markets.

•
We recently completed the acquisition of Sealy brand rights in continental Europe and in Japan. During the second half of 2014, we will be rolling out a number of Sealy products to retailers in certain European markets. We will also be transitioning customer relationships and integrating operations in Japan. In the second half of 2014, the sales from the Sealy products we are introducing to these markets will be included in our Tempur International segment results. While we don’t expect any significant contribution from these brand rights acquisitions in 2014, the growth opportunities and revenue synergies could be significant in future years.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Tempur International net sales increased $17.2 million, or 7.9%. On a constant currency basis (1), our Tempur International net sales increased approximately 5.6%. Retail channel net sales increased $8.1 million, or 4.7%, primarily due to solid performance in Europe, Asia-Pacific and Latin America. Direct channel net sales increased $9.4 million, or 41.4%, due to expanding our points of distribution through an increase in the number of company-owned stores and e-commerce.

Operating income decreased $8.0 million, or 14.5%, and was primarily impacted by the following factors:

•
Gross profit increased $2.4 million, and gross margin declined 360 basis points. The decline in gross margin was due primarily to unfavorable product and channel mix of 280 basis points and unfavorable foreign exchange of 100 basis points.

•
Operating expenses increased $10.4 million to $92.0 million as compared to $81.6 million in the first half of 2013, and increased 1.7% as a percentage of net sales. The increase is primarily due to costs associated with expanding points of distribution through an increase in the number of company-owned stores and e-commerce and integration costs associated with marketing and distributing Sealy products in certain international markets.

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

SEALY SEGMENT SUMMARY

(in millions, except percentages)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	(1)	% Change 2014 vs 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% Change 2014 vs 2013
Net sales	$368.2	$344.6		6.8%	731.4	$391.3	86.9%

Net sales by channel:
Retail	350.8	321.8		9.0%	695.4	366.0	90.0%
Direct	4.9	8.3		(41.0)%	9.9	9.6	3.1%
Other	12.5	14.5		(13.8)%	26.1	15.7	66.2%

Net sales by product:
Bedding	352.0	325.1		8.3%	693.3	369.8	87.5%
Other products	16.2	19.5		(16.9)%	38.1	21.5	77.2%

Gross profit	110.0	103.9		5.9%	218.6	114.6	90.8%
Gross margin	29.9%	30.2%			29.9%	29.3%

Operating income	22.8	9.8		132.7%	46.1	7.2	540.3%
Operating margin	6.2%	2.8%			6.3%	1.8%

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Sealy net sales increased $23.6 million, or 6.8%. The increase is primarily due to a $26.9 million increase in net sales of Bedding products, driven by new product introductions and continued growth of existing products. The increase is slightly offset by a $3.3 million decrease in net sales of Other products. Retail channel net sales increased $29.0 million, or 9.0%. Direct channel net sales decreased $3.4 million, or 41.0%.

Operating income increased $13.0 million, or 132.7%, and was primarily impacted by the following factors:

•
Gross profit increased $6.1 million, and gross margin declined 30 basis points. Gross margin was impacted by unfavorable manufacturing and sourcing costs of 150 basis points, which were offset by the favorable impact of the PPA inventory adjustment related to the Sealy Acquisition recorded in the second quarter of 2013 of 120 basis points.

•
Operating expenses decreased $5.3 million to $94.0 million as compared to $99.3 million in the second quarter of 2013. This decrease is driven by decreased integration and transaction costs of $2.6 million, as well as decreased professional services and salaries expenses of $5.0 million. These decreases were partially offset by other operating expenses.

•	Equity income in earnings of unconsolidated affiliates and royalty income, net of royalty expense, increased $1.0 million and $0.5 million, respectively.

•
Following the Sealy Acquisition, we consolidated certain Sealy corporate functions with our corporate functions. The operating expenses of those corporate functions are now included in the Tempur North America segment, which increases operating expenses in our Tempur North America segment and decreases operating expenses in our Sealy segment.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Sealy net sales increased $340.1 million, or 86.9%. The increase is due primarily to the prior year results reflecting only the post-acquisition period March 18, 2013 through June 30, 2013. Sealy’s net sales increased $316.5 million in the first quarter of 2014 as compared to the post-acquisition period in the first quarter of 2013.

Operating income increased $38.9 million, or 540.3%, and was primarily impacted by the following factors:

•
Gross profit increased $104.0 million, and gross margin improved 60 basis points. Gross margin was impacted by the favorable PPA inventory adjustment related to the Sealy Acquisition recorded in 2013 of 60 basis points.

•
Operating expenses increased $71.6 million to $185.4 million as compared to $113.8 million in the first half of 2013. The increase is due primarily to the prior year results reflecting only the post-acquisition period March 18, 2013 through June 30, 2013. Sealy’s operating expenses increased $76.9 million in the first quarter of 2014 as compared to the post-acquisition period in the first quarter of 2013.

•
Equity income in earnings of unconsolidated affiliates and royalty income, net of royalty expense, increased $2.5 million and $4.0 million, respectively. The increase is due primarily to the prior year results reflecting only the post-acquisition period March 18, 2013 through June 30, 2013.

•
Following the Sealy Acquisition, we consolidated certain Sealy corporate functions with our corporate functions. The operating expenses of those corporate functions are now included in the Tempur North America segment, which increases operating expenses in our Tempur North America segment and decreases operating expenses in our Sealy segment.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, business combinations, capital expenditures and working capital needs. As of June 30, 2014, we had working capital of $306.8 million, including cash and cash equivalents of $121.5 million, as compared to working capital of $286.0 million including $81.0 million in cash and cash equivalents as of December 31, 2013. This increase was primarily driven by increases in accounts receivable and inventory, partially offset by increases in accounts payable. Accounts receivable increases are driven primarily by increases in net sales, in addition to timing of customer collections. Accounts payable increases are driven primarily by increased costs of goods sold to support the increased net sales, in addition to the timing of payments to vendors. Inventory increased primarily due to the build-up associated with new product introductions.

The table below presents net cash provided by (used in) operating, investing and financing activities for the six months ended June 30:

(in millions)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net cash provided by (used in):
Operating activities	$72.4	$(11.5)
Investing activities	27.3	(1,190.1)
Financing activities	(59.6)	1,124.1

Cash provided by operating activities increased by $83.9 million to $72.4 million in cash provided by operating activities for the six months ended June 30, 2014, as compared to $11.5 million in cash used in operating activities for the same period in 2013. The increase in cash flow from operating activities was favorably impacted by the increase in net income before non-controlling interest and improvements in working capital. Our cash flow provided by operating activities was also favorably impacted by the timing of income tax and certain other payments associated with the Sealy Acquisition during 2013.

Cash provided by investing activities increased to $27.3 million for the six months ended June 30, 2014 as compared to $1,190.1 million in cash used in investing activities for the six months ended June 30, 2013, an increase of $1,217.4 million. This improvement in cash provided by operating activities is primarily related to the Sealy Acquisition, which was completed on March 18, 2013. Refer to Note 3, “Acquisition and Divestiture”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I for further discussion of the Sealy Acquisition. Additionally, cash provided by investing activities benefited from the sale of our three U.S. innerspring component production facilities and equipment, along with associated working capital, to L&P for cash consideration of approximately $46.3 million.

Cash used in financing activities was $59.6 million for the six months ended June 30, 2014 as compared to $1,124.1 million in cash provided by financing activities for the six months ended June 30, 2013. This decrease is primarily due to the funding of our Senior Notes and 2012 Credit Agreement, which funded in 2013 in connection with the Sealy Acquisition. Additionally in 2013, we refinanced portions of our 2012 Credit Agreement. Proceeds from the Senior Notes and 2012 Credit Agreement were used to fund the Sealy Acquisition and to repay the 2011 Credit Facility. Refer to Note 5, “Debt”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I of this report for further discussion of our debt.

Capital Expenditures

Capital expenditures totaled $16.9 million for the six months ended June 30, 2014 and $19.3 million for the six months ended June 30, 2013. We currently expect our 2014 capital expenditures to be approximately $55.0 million to $65.0 million, which relate to continued strategic investments that we believe will support our future plans.

Non-GAAP Financial Information

We provide information regarding earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, consolidated funded debt less qualified cash, adjusted net income and adjusted earnings per share, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. A reconciliation of our adjusted earnings per share is provided below. We believe that the use of this non-GAAP financial measure provides investors with additional useful information with respect to the impact of transaction and integration costs, and interest expense incurred related to the Sealy Acquisition and the impact of the recent disposal of our three U.S. innerspring component facilities. A reconciliation of our net income to EBITDA and adjusted EBITDA and a reconciliation of total debt to consolidated funded debt less qualified cash are also provided below. We believe the use of these non-GAAP financial measures provides investors with additional useful information with respect to our debt agreements and our compliance with the related debt covenants.

Reconciliation of net income to adjusted net income
The following table sets forth the reconciliation of our reported net income to the calculation of adjusted net income for the three months ended June 30, 2014 and 2013, respectively:

(in millions, except per share amounts)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net loss attributable to Tempur Sealy International, Inc.	$(2.2)	$(1.6)
Plus:
Loss on disposal of business, net of tax (1)	14.7	—
Transaction costs, net of tax (2)	—	3.7
Integration costs, net of tax (2)	3.4	4.5
Interest expense and financing costs, net of tax (3)	—	6.0
Inventory step-up, net of tax (4)	—	3.1
Adjustment of taxes to normalized rate (5)	8.1	6.6
Adjusted net income	$24.0	$22.3

(Loss) earnings per share, diluted	$(0.04)	$(0.03)
Loss on disposal of business, net of tax (1)	0.25	—
Transaction costs, net of tax (2)	—	0.06
Integration costs, net of tax (2)	0.05	0.07
Interest expense and financing costs, net of tax (3)	—	0.10
Inventory step-up, net of tax (4)	—	0.05
Adjustment of taxes to normalized rate (5)	0.13	0.11
Adjusted earnings per share, diluted	$0.39	$0.36

Diluted shares outstanding	62.0	61.6

(1)	Loss on disposal of business represents costs associated with the disposition of the three U.S. innerspring component production facilities and related equipment.

(2)	Transaction and integration costs represents costs, including legal fees, professional fees and other charges to align the businesses related to the Sealy acquisition.

(3)
Interest expense and financing costs represents certain costs incurred related to the Sealy Acquisition. This includes: interest on the Company's 6.875% Senior Notes due 2020, for the period prior to March 18, 2013 when the proceeds from the Senior Notes were held in escrow, commitments associated with financing for the closing of the Sealy acquisition, and ticking fees. Interest expense also includes the write-off of deferred financing costs.

(4)	Inventory step-up represents the reversal of the fair value adjustment associated with the Sealy acquisition.

(5)	Adjustment of taxes to normalized rate represents adjustments associated with the tax impacts of the loss on disposal of business, integration costs, and transaction costs.

Debt Service

Our debt decreased to $1,776.0 million as of June 30, 2014 from $1,836.5 million as of December 31, 2013. After giving effect to $51.0 million in borrowings under the revolver portion of the 2012 Credit Agreement and letters of credit outstanding of $17.5 million, total availability under the revolver was $281.5 million as of June 30, 2014. Refer to Note 5, “Debt”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I for further discussion of our debt.

As of June 30, 2014, we were in compliance with all of the financial covenants in our debt agreements. Under the terms of our consolidated interest coverage ratio covenant, we are required to maintain a ratio greater than 3.00 times adjusted EBITDA to adjusted interest expense. As of June 30, 2014, our consolidated interest coverage ratio was 4.2 times. In the first quarter of 2014, we were required to pay $21.9 million as a result of the covenant in the 2012 Credit Agreement that requires we make prepayments based on excess cash flow amounts.

As of June 30, 2014, our ratio of funded debt less qualified cash to EBITDA was 4.3 times, which is within the terms of the financial covenants by quarter for the maximum consolidated total net leverage ratio as set forth in the 2012 Credit Agreement, and summarized in the following table:

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

Reconciliation of net income to EBITDA and adjusted EBITDA

The following table sets forth the reconciliation of our reported net income to the calculation of EBITDA and adjusted EBITDA for the twelve months ended June 30, 2014 in accordance with our 2012 Credit Agreement:

(in millions)	Twelve Months Ended June 30, 2014
Net income	$92.9
Interest expense	92.4
Income taxes	59.0
Depreciation & amortization	97.3
EBITDA	$341.6

Adjustments for financial covenant purposes:
Loss on disposal of business	20.4
Transaction costs (1)	1.5
Integration costs (1)	25.3
Adjusted EBITDA	$388.8

(1)	Transaction and integration represents costs, including legal fees, professional fees and other charges to align the businesses related to the Sealy Acquisition.

Reconciliation of total debt to consolidated funded debt less qualified cash

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated funded debt less qualified cash as of June 30, 2014. “Consolidated funded debt” and “qualified cash” are terms used in our 2012 Credit Agreement for purposes of certain financial covenants.

(in millions)	As of June 30, 2014
Total debt	$1,776.0
Plus:
Letters of credit outstanding	17.5
Consolidated funded debt	1,793.5
Less:
Domestic qualified cash (1)	80.9
Foreign qualified cash (1)	24.4
Consolidated funded debt less qualified cash	$1,688.2

(1)
Qualified cash as defined in the 2012 Credit Agreement equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Calculation of consolidated funded debt less qualified cash to Adjusted EBITDA

The following table calculates our consolidated funded debt less qualified cash to adjusted EBITDA as of June 30, 2014:

(in millions, except ratio)	As of June 30, 2014
Consolidated funded debt less qualified cash	$1,688.2
Adjusted EBITDA	388.8
	4.3 times	(1)

(1)	The ratio of consolidated debt less qualified cash to adjusted EBITDA was 4.3 times, within our covenant, which requires this ratio be less than 4.75 times from April 1, 2014 through June 30, 2014.

Stockholders’ Equity

Future Liquidity Sources

Our primary sources of liquidity are cash flow from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of June 30, 2014, we had $1,776.0 million in total debt outstanding, and our stockholders’ equity was $155.9 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings is expected to be approximately $77.0 million in 2014. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes.

In connection with the income tax assessments from the Danish Tax Authority (“SKAT”) with respect to the tax years 2001 through 2008 relating to the royalty paid by certain of Tempur Sealy International’s U.S. subsidiaries, we were notified that SKAT has granted the deferral of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007 to 2017 and for the year 2008 to 2018. The cumulative total tax assessment for all years is approximately $236.3 million including interest and penalties. We are currently contesting the matter through the Danish National Tax Tribunal. Refer to Note 14, “Income Taxes” in our Condensed Consolidated Financial Statements included elsewhere in this Report for further discussion of the matter.

As of June 30, 2014, the 8.0% Sealy Notes had a fair value and carrying value of $102.1 million, which includes $6.2 million of accreted discount less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion. Holders of the 8.0% Sealy Notes may choose to convert to cash the amount outstanding at their discretion prior to maturity. Upon conversion prior to maturity, we would be required to pay the holders within 3 business days after the receipt of the notice of conversion. The conversion of a significant number of the 8.0% Sealy Notes prior to maturity could have a significant impact on our liquidity.

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

At June 30, 2014, total cash and cash equivalents were $121.5 million, of which $80.9 million was held in the U.S. and $40.6 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position. At June 30, 2014, the tax basis of our investment in our foreign subsidiaries exceeds the book basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates on our variable rate debt. In order to manage this risk, on August 8, 2011, we entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. As a result of this swap, we pay interest at a fixed rate and receive payments at a variable rate. As of June 30, 2014, the swap effectively fixed the floating LIBOR-based interest rate to 1.25% plus the applicable margin on $150.0 million of the outstanding balance as of June 30, 2014 under our variable rate debt. The interest rate swap expires on December 30, 2015. We selected the LIBOR-based rate on the hedged portion of our variable rate debt during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period.

Interest rate changes impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On June 30, 2014, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $1,148.9 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $11.5 million.

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

A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at June 30, 2014, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $8.8 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2014 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

See Note 13, “Commitments and Contingencies”, in the “Notes to Condensed Consolidated Financial Statements,” in ITEM 1 under Part I of this report for a full description of our legal proceedings.

We are involved in various other legal proceedings incidental to the operations of our business. We believe that the outcome of all such pending legal proceedings in the aggregate will not have a materially adverse effect on our business, financial condition, liquidity or operating results.
ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the six months ended June 30, 2014:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2014 - January 31, 2014	—		$—	—	$—
February 1, 2014 - February 28, 2014	19,689	(1)	$49.43	—	$—
March 1, 2014 - March 31, 2014	23,567	(1)	$51.29	—	$—
April 1, 2014 - April 30, 2014	292	(1)	$49.36	—	$—
May 1, 2014 - May 31, 2014	—		$—	—	$—
June 1, 2014 - June 30, 2014	—		$—	—	$—
Total	43,548			—

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
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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

TEMPUR SEALY INTERNATIONAL, INC.

Date: August 1, 2014	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer