Form 10-Q
period 2014-09-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2014-11-07
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2014 was 60,911,033 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning one or more of our plans; objectives; goals; strategies; future events; future revenues or performance; our ability to successfully integrate Sealy Corporation (“Sealy”) into the Company’s operations and realize cost and revenue synergies and other benefits from the transaction; our ability to realize the anticipated benefits from our recent asset dispositions and the acquisition of brand rights in certain international markets; the impact of the macroeconomic environment in both the U.S. and internationally on our business segments; uncertainties arising from global events; general economic, financial and industry conditions, particularly in the retail sector, as well as consumer confidence and the availability of consumer financing; competition in our industry; consumer acceptance of our products; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the ability to expand brand awareness, distribution and new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the effects of consolidation of retailers on revenues and costs; the effects of strategic investments on our operations, including our efforts to expand our global market share; changing commodity costs; changes in product and channel mix and the impact on the Company's gross margin; initiatives to improve gross margin; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carry forwards; effects of changes in foreign exchange rates on our reported earnings; the outcome of pending tax audits or other tax proceedings; the effect of future legislative or regulatory changes; litigation and similar issues; financial flexibility; our expected sources of cash flow; changes in capital expenditures; and our ability to effectively manage cash. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words “estimates,” “expects,” “guidance”, “anticipates,” “proposed,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Report. There are important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this report, including the risk factors discussed under the heading “Risk Factors” under ITEM 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2013. There may be other factors that may cause our actual results to differ materially from the forward looking statements.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$827.4	$735.5	$2,244.3	$1,786.2
Cost of sales	508.9	436.8	1,388.0	1,044.2
Gross profit	318.5	298.7	856.3	742.0
Selling and marketing expenses	166.8	150.9	465.0	377.1
General, administrative and other	70.8	71.9	210.6	206.9
Equity income in earnings of unconsolidated affiliates	(1.8)	(1.2)	(5.6)	(2.5)
Royalty income, net of royalty expense	(4.4)	(4.1)	(13.5)	(9.2)
Operating income	87.1	81.2	199.8	169.7

Other expense, net:
Interest expense, net	25.3	24.6	70.5	88.2
Loss on disposal of business	2.8	—	23.2	—
Other (income) expense, net	(0.9)	0.9	(0.4)	4.0
Total other expense	27.2	25.5	93.3	92.2

Income before income taxes	59.9	55.7	106.5	77.5
Income tax provision	(22.4)	(15.5)	(43.7)	(26.9)
Net income before non-controlling interest	37.5	40.2	62.8	50.6
Less: Net income (loss) attributable to non-controlling interest	0.4	—	0.5	(0.5)
Net income attributable to Tempur Sealy International, Inc.	$37.1	$40.2	$62.3	$51.1

Earnings per common share:
Basic	$0.61	$0.66	$1.02	$0.85
Diluted	$0.60	$0.65	$1.00	$0.83

Weighted average common shares outstanding:
Basic	60.9	60.5	60.8	60.3
Diluted	62.1	61.6	62.0	61.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income before non-controlling interest	$37.5	$40.2	$62.8	$50.6
Other comprehensive (loss) income before tax, net of tax
Foreign currency translation adjustments	(24.4)	9.4	(20.2)	(8.3)
Net change in unrecognized gain on interest rate swap, net of tax	0.3	—	0.5	1.1
Pension benefits, net of tax	—	—	0.3	—
Unrealized gain on cash flow hedging derivatives, net of tax	1.5	—	0.7	—
Other comprehensive (loss) income, net of tax	(22.6)	9.4	(18.7)	(7.2)
Comprehensive income	14.9	49.6	44.1	43.4
Less: Comprehensive income (loss) attributable to non-controlling interest	0.4	—	0.5	(0.5)
Comprehensive income attributable to Tempur Sealy International, Inc.	$14.5	$49.6	$43.6	$43.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$81.8	$81.0
Accounts receivable, net	402.4	349.2
Inventories	207.3	199.2
Prepaid expenses and other current assets	53.1	53.7
Deferred income taxes	47.2	44.4
Total Current Assets	791.8	727.5
Property, plant and equipment, net	358.1	411.6
Goodwill	738.4	759.6
Other intangible assets, net	736.2	750.1
Deferred income taxes	10.6	10.9
Other non-current assets	64.6	70.2
Total Assets	$2,699.7	$2,729.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$249.3	$191.2
Accrued expenses and other current liabilities	233.5	208.4
Deferred income taxes	0.8	0.8
Income taxes payable	19.1	1.5
Current portion of long-term debt	60.2	39.6
Total Current Liabilities	562.9	441.5
Long-term debt	1,586.6	1,796.9
Deferred income taxes	261.9	286.1
Other non-current liabilities	102.7	75.3
Total Liabilities	2,514.1	2,599.8

Commitments and contingencies—see Note 13

Redeemable non-controlling interest	12.0	11.5

Total Stockholders’ Equity	173.6	118.6
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,699.7	$2,729.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$62.8	$50.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57.7	52.5
Amortization of stock-based compensation	9.4	13.8
Amortization of deferred financing costs	10.2	5.0
Write-off of deferred financing costs	—	4.7
Bad debt expense	4.8	0.1
Deferred income taxes	(23.9)	(56.4)
Equity income in earnings of unconsolidated affiliates	(5.6)	(2.3)
Non-cash interest expense on convertible notes	3.8	2.4
Loss on sale of assets	1.4	0.6
Foreign currency adjustments and other	0.1	—
Loss on disposal of business	23.2	—
Changes in operating assets and liabilities, net of effect of business acquisitions	37.0	33.8
Net cash provided by operating activities	180.9	104.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(8.5)	(1,172.9)
Proceeds from disposition of business	43.5	—
Purchases of property, plant and equipment	(30.3)	(28.4)
Other	2.0	0.9
Net cash provided by (used in) investing activities	6.7	(1,200.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	239.5	2,917.6
Repayments of 2012 Credit Agreement	(432.7)	(1,559.1)
Proceeds from issuance of Senior Notes	—	375.0
Proceeds from 2011 Credit Facility	—	46.5
Repayments of 2011 Credit Facility	—	(696.5)
Proceeds from exercise of stock options	3.9	6.0
Excess tax benefit from stock based compensation	1.6	3.7
Treasury shares repurchased	(2.2)	—
Payments of deferred financing costs	—	(52.0)
Other	0.4	(0.7)
Net cash (used in) provided by financing activities	(189.5)	1,040.5
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2.7	2.4
Increase (decrease) in cash and cash equivalents	0.8	(52.7)
CASH AND CASH EQUIVALENTS, beginning of period	81.0	179.3
CASH AND CASH EQUIVALENTS, end of period	$81.8	$126.6

Supplemental cash flow information:
Cash paid during the period for:
Interest	$49.9	$65.9
Income taxes, net of refunds	31.1	33.1
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

On March 18, 2013, the Company completed the acquisition of Sealy Corporation  and its historical subsidiaries (“Sealy”), which manufactures and markets a broad range of mattresses and foundations. The Company’s acquisition of Sealy ("Sealy Acquisition") is more fully described in Note 3, “Acquisition and Divestiture”. The 2014 and 2013 results of operations for Sealy are reported within the Company’s Sealy reportable segment and include results for the three months and nine months ended September 30, 2014 and March 18, 2013 through September 30, 2013, respectively.

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

(b) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

(in millions)	September 30,	December 31,
	2014	2013
Finished goods	$126.4	$126.7
Work-in-process	12.2	10.0
Raw materials and supplies	68.7	62.5
	$207.3	$199.2

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

The Company had the following activity for sales returns from December 31, 2013 to September 30, 2014:

(in millions)
Balance as of December 31, 2013	$28.7
Amounts accrued	96.6
Returns charged to accrual	(92.9)
Balance as of September 30, 2014	$32.4

(d) Warranties. The Company provides warranties on certain products, which vary by segment, product and brand. Estimates of warranty expenses are based primarily on historical claims experience and product testing. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized.

The following summarizes the Company’s warranty terms:

Segment	Product/Brand	Warranty Term (in years)
Tempur North America	Mattresses	10 - 25, prorated (1)
Tempur North America	Pillows	3
Tempur International	Mattresses	15, prorated (2)
Tempur International	Pillows	3
Sealy	Mattresses	10 - 25, prorated(1)

(1)	Products have various warranty terms, generally non-prorated for the first 10 to 15 years and then prorated for the balance of the warranty term.

(2)	The last 10 years of warranty period are prorated on a straight-line basis.

The Company had the following activity for warranties from December 31, 2013 to September 30, 2014:

(in millions)
Balance as of December 31, 2013	$26.1
Amounts accrued	26.0
Warranties charged to accrual	(21.1)
Balance as of September 30, 2014	$31.0

As of September 30, 2014 and December 31, 2013, $17.8 million and $14.9 million are included as a component of accrued expenses and other current liabilities and $13.2 million and $11.2 million are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty costs by segment in determining its estimate of future warranty obligations.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $21.8 million and $19.3 million as of September 30, 2014 and December 31, 2013, respectively.

(f) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and included in general, administrative and other expenses in the accompanying Condensed Consolidated Statements of Operations. Research and development costs charged to expense were $4.7 million and $5.4 million for the three months ended September 30, 2014 and 2013, respectively. Research and development costs charged to expense were $16.1 million and $14.8 million for the nine months ended September 30, 2014 and 2013, respectively.

(g) Royalty Income and Expense. The Company recognizes royalty income based on sales of Sealy® and Stearns & Foster® branded products by various licensees. The Company also pays royalties to other entities for the use of their names on products produced by the Company. Royalty income, net of royalty expense, was $4.4 million and $4.1 million for the three months ended September 30, 2014 and 2013, respectively. Royalty income, net of royalty expense, was $13.5 million and $9.2 million for the nine months ended September 30, 2014 and 2013, respectively.

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

(i) Pension Obligations. The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at three of its active Sealy U.S. plants, eight previously closed Sealy U.S. facilities and one of the Sealy U.S. innerspring components facilities sold in June 2014. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern). This ASU addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on the Company's Condensed Consolidated Financial Statements.
(3) Acquisitions and Divestitures
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

The Company incurred $1.2 million and $18.4 million of direct transaction expenses for the three and nine months ended September 30, 2013, respectively. There were no transaction expenses incurred in 2014. These expenses are included in general, administrative and other expenses in the accompanying Condensed Consolidated Statements of Operations. In addition, the Company incurred $19.9 million of incremental interest expense for the nine months ended September 30, 2013, which includes interest and other fees on the Senior Notes and the 2012 Credit Agreement for the period prior to March 18, 2013, commitment fees associated with financing for the closing of the Sealy Acquisition, and the write off of deferred financing costs associated with the 2011 Credit Facility.

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

The following unaudited pro forma information presents the combined financial results for the Company and Sealy as if the Sealy Acquisition had been completed at the beginning of the Company’s prior year, January 1, 2013. Prior to the Sealy Acquisition, Sealy used a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The pro forma financial information set forth below for the nine months ended September 30, 2013 includes Sealy’s pro forma information for the combined nine month period from December 3, 2012 through March 3, 2013 and April 1, 2013 through September 29, 2013.

(in millions, except earnings per common share)	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2013
Net sales	$2,244.3	$2,079.1
Net income	$62.3	$62.7
Earnings per common share – Diluted	$1.00	$1.02

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Other Acquisitions and Divestitures

Effective June 30, 2014, the Company completed the sale of its three U.S. innerspring component production facilities and equipment, along with associated working capital, to Leggett & Platt (“L&P”) for total consideration of approximately $47.8 million, subject to customary working capital adjustments, which included $1.5 million of other non-cash consideration.  The working capital adjustment period ended during the quarter ended September 30, 2014 and resulted in a cash payment to L&P of $2.8 million, which reduced the total consideration received to $45.0 million. The carrying amount of the net assets sold in this transaction was approximately $66.8 million, including an allocation of goodwill within the Sealy reportable segment, which was determined using the relative fair value method. As a result, a loss on disposal of business was recorded for $23.2 million for the nine months ended September 30, 2014, which included $1.4 million of transaction costs and the $2.8 million working capital adjustment discussed above.  In connection with the disposal, the Company entered into a long-term supply arrangement with L&P at fair value prices.  With the supply arrangement in place, the operations prior to the disposition do not qualify as discontinued operations.

Effective July 1, 2014, the Company acquired certain assets from a third party licensee in Japan. The total purchase price was $8.5 million, subject to customary working capital adjustments. The Company accounted for this acquisition using the acquisition method. The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired as of July 1, 2014. The excess of the purchase price over the estimated fair value of the assets and identifiable intangible assets acquired was recorded as goodwill, which is non-deductible for income tax purposes.

(4) Goodwill and Other intangible assets

The following summarizes changes to the Company’s goodwill, by reportable segment:

(in millions)	Total	Tempur North America	Tempur International	Sealy
Balance as of December 31, 2013	$759.6	$107.7	$107.3	$544.6
Disposal of business	(21.4)	—	—	(21.4)
Goodwill resulting from acquisitions	2.3	—	2.3	—
Foreign currency translation adjustments and other	(2.1)	(0.9)	(0.5)	(0.7)
Balance as of September 30, 2014	$738.4	$106.8	$109.1	$522.5

The following table summarizes information relating to the Company’s other intangible assets, net:

		September 30, 2014			December 31, 2013
($ in millions)	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade names		$571.7	$—	$571.7	$575.3	$—	$575.3
Amortized intangible assets:
Contractual distributor relationships	15	$88.9	$9.1	$79.8	$90.0	$4.7	$85.3
Technology and other	4-10	93.2	30.9	62.3	93.2	25.5	67.7
Patents, other trademarks, & other trade names	5-20	27.4	13.9	13.5	27.4	12.2	15.2
Customer databases, relationships, and reacquired rights	2-5	24.9	16.0	8.9	21.0	14.4	6.6
Total		$806.1	$69.9	$736.2	$806.9	$56.8	$750.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Amortization expense relating to intangible assets for the Company was $4.6 million and $4.3 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expense relating to intangible assets for the Company was $13.7 million and $10.5 million for the nine months ended September 30, 2014 and 2013, respectively. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any historical period.
(5) Debt

Debt. Debt for the Company consists of the following:

(in millions)	September 30, 2014	December 31, 2013
Debt:
Revolving credit facility, interest at Base Rate plus applicable margin of 2.25% or LIBOR plus applicable margin of 3.00% as of September 30, 2014 and 3.25% as of December 31, 2013, commitment through and due March 18, 2018	$54.0	$74.5
Term A Facility, interest at LIBOR plus applicable margin of 2.25% as of September 30, 2014 and 2.50% as of December 31, 2013, commitment through and due March 18, 2018	491.2	522.5
Term B Facility, interest at LIBOR, subject to a 0.75% floor plus applicable margin of 2.75% as of September 30, 2014 and as of December 31, 2013, commitment through and due March 18, 2020	595.9	737.3
$375.0 million Senior Notes, interest at 6.875%, due December 15, 2020	375.0	375.0
8.0% Sealy Notes, due July 15, 2016	103.4	99.6
Capital lease obligations and other	27.3	27.6
	$1,646.8	$1,836.5
Less: current portion	(60.2)	(39.6)
Long-term debt	$1,586.6	$1,796.9

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

Borrowings under the Revolver bear interest at either (i) LIBOR plus applicable margin, or (ii) Base Rate plus applicable margin. As of September 30, 2014, the Revolver total LIBOR plus applicable margin interest rate was 3.15%. As of September 30, 2014, the Revolver total Base Rate plus applicable margin interest rate was 5.25%. The Revolver will mature on March 18, 2018. During the nine months ended September 30, 2014, borrowings were $239.5 million and repayments were $260.0 million. Total outstanding borrowings under the Revolver were $54.0 million with letters of credit outstanding of $17.1 million, and total availability under the Revolver was $278.9 million as of September 30, 2014.

The Term A Facility bears interest at LIBOR plus applicable margin. As of September 30, 2014, the Term A Facility total LIBOR plus applicable margin interest rate was 2.40%. The Term A Facility will mature on March 18, 2018, and is subject to scheduled quarterly payments in accordance with the 2012 Credit Agreement. The scheduled quarterly payments are $6.8 million through December 31, 2014, and $13.5 million from March 31, 2015 through December 31, 2017. Upon maturity, the principal payment due is $322.3 million. During the nine months ended September 30, 2014, repayments with respect to the Term A Facility were $31.3 million, which includes $9.1 million of prepayments made as a result of the excess cash flow covenant in the 2012 Credit Agreement.

The Term B Facility bears interest at LIBOR, subject to a 0.75% floor, plus applicable margin. As of September 30, 2014, the Term B Facility total LIBOR plus applicable margin was 3.50%. The Term B Facility will mature on March 18, 2020, and is subject to scheduled quarterly payments in accordance with the 2012 Credit Agreement. The scheduled quarterly payments are $1.8 million through December 31, 2019. Upon maturity, the principal payment due is $557.6 million. During the nine months ended September 30, 2014, repayments with respect to the Term B Facility were $141.4 million, which includes $12.8 million of prepayments made as a result of the excess cash flow covenant in the 2012 Credit Agreement.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

On September 30, 2014, the Company voluntarily prepaid $123.1 million on the Term B Facility and $1.9 million on the Term A Facility. In conjunction with the voluntary prepayment, the Company recorded accelerated amortization of $3.3 million of the associated deferred financing costs.

On October 17, 2014, the Company entered into an amendment to its existing 2012 Credit Agreement. The amendment provides the Company with flexibility in the acquisition of existing and future licensees, distributors and joint ventures as well as the potential acquisition of other strategic international brands in existing Tempur Sealy markets by, among other things, providing for increased acquisition baskets and certain exceptions from such acquisition baskets and greater flexibility with respect to the requirements for guarantying the obligations under the 2012 Credit Agreement by certain existing joint ventures. In addition, the amendment provides for flexibility under the maximum consolidated total net leverage ratio going forward as well as additional flexibility in the making of certain investments and restricted payments and the payment of junior indebtedness through, among other things, an available amount basket that includes a $50.0 million starter portion.

The 2012 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio and maintenance of a maximum consolidated total net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and certain other debt and obligations. The Company is allowed to exclude 100.0% of the domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of September 30, 2014, domestic qualified cash was $41.0 million and foreign qualified cash was $24.5 million.

The Company is in compliance with all applicable covenants as of September 30, 2014.

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

8.0% Senior Secured Third Lien Convertible Notes due 2016 (“8.0% Sealy Notes”)

In conjunction with the Sealy Acquisition, Sealy’s obligations under its 8.0% Sealy Notes were amended. As a result of the Sealy Acquisition, the 8.0% Sealy Notes became convertible solely into cash, in an amount that declined slightly every day during the Make-Whole Period (as defined under the Supplemental Indenture governing the  8.0% Sealy Notes) that followed the Sealy Acquisition, and then became fixed thereafter. The Make-Whole Period effectively expired on April 12, 2013. As of April 12, 2013, approximately 83.0% of all the 8.0% Sealy Notes outstanding prior to the Sealy Acquisition were converted into cash and paid to the holders. Holders of the 8.0% Sealy Notes who converted on March 19, 2013 received approximately $2,325.43 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The holders of the 8.0% Sealy Notes who convert after April 12, 2013 will receive $2,200 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The Company calculated the preliminary fair value of the remaining 8.0% Sealy Notes as part of its purchase price allocation by first calculating the future payout of the remaining 17.0% aggregate principal amount of the 8.0% Sealy Notes still outstanding and the cumulative semi-annual interest payments at the July 15, 2016 maturity, and then calculated the present value using a market discount rate, which resulted in a fair value of $96.2 million at the date of the opening balance sheet. As of September 30, 2014, the fair value and carrying value of the 8.0% Sealy Notes is $103.4 million, which includes $7.5 million of accreted discount less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion. The discount is accreted through non-cash interest expense over the life of the 8.0% Sealy Notes using the effective interest method.

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

(6) Unconsolidated Affiliate Companies

The Company has ownership interests in a group of Asia-Pacific joint ventures, as a result of the Sealy Acquisition, to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0% and is accounted for under the equity method. The Company's investment of $12.8 million and $7.8 million at September 30, 2014 and December 31, 2013, respectively, are recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s share of earnings is recorded in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Operations.
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

Foreign Exchange Forward Contracts

Cash Flow Hedges

The Company is exposed to foreign currency risk related to intercompany and third party inventory purchases denominated in foreign currencies. To manage the risk associated with fluctuations in foreign currencies related to these transactions, the Company enters into foreign exchange forward contracts. As of September 30, 2014, the Company had foreign exchange forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars with a notional amount outstanding of $46.7 million. These foreign exchange forward contracts have maturities ranging from October 2014 to September 2015. The Company designates certain foreign exchange forward contracts as hedging instruments, and the contracts qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts' gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income until the underlying hedged item is reflected in the Company's accompanying Condensed Consolidated Statements of Operations, at which time the effective amount in accumulated other comprehensive income is reclassified to cost of sales in accompanying Condensed Consolidated Statements of Operations. The Company expects to reclassify a gain of approximately $0.7 million, net of tax, over the next 12 months based on the September 30, 2014 exchange rate.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

As of September 30, 2014 and December 31, 2013, the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets was recorded as follows:

(in millions)	Asset Derivatives
	Balance Sheet Location	Fair Value
		September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$1.0	$—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	0.2	—
		$1.2	$—

(in millions)	Liability Derivatives
	Balance Sheet Location	Fair Value
		September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments
Interest rate swap - current	Accrued expenses and other current liabilities	$1.3	$1.4
Interest rate swap - non-current	Other non-current liabilities	0.1	0.9
		$1.4	$2.3

(8) Fair Value Measurements

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three and nine months ended September 30, 2014. At September 30, 2014, the Company had an interest rate swap and foreign exchange forward contracts recorded at fair value. The fair value of the interest rate swap is calculated using standard industry models based on observable forward yield curves. The fair value of the foreign exchange forward contracts is calculated using standard industry models based on observable forward points and discount curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts.

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

•	Level 3 - Valuation is based upon other unobservable inputs that are significant to the fair value measurements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table provides a summary by level of the fair value of financial instruments that are measured on a recurring basis:

(in millions)		Fair Value Measurements at September 30, 2014 Using:
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange forward contracts	$1.2	$—	$1.2	$—
	$1.2	$—	$1.2	$—
Liabilities:
Interest rate swap	$1.4	$—	$1.4	$—
	$1.4	$—	$1.4	$—

(in millions)		Fair Value Measurements at December 31, 2013 Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swap	$2.3	$—	$2.3	$—
	$2.3	$—	$2.3	$—

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2012 Credit Agreement are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the Senior Notes was approximately $397.5 million and $405.0 million at September 30, 2014 and December 31, 2013, respectively. The fair value of the Sealy 8.0% Notes was approximately $103.4 million and $99.9 million at September 30, 2014 and December 31, 2013, respectively. The fair value of the Senior Notes and the 8.0% Sealy Notes were based on Level 2 inputs such as quoted market prices or estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments.
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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(10) Defined Benefit Plans

The Company's liability related to its defined benefit plan for U.S. Sealy employees was $6.3 million and $6.7 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the defined benefit plan for employees of Sealy Canada, Ltd. was overfunded and not material. The net periodic pension cost for the three and nine months ended September 30, 2014 and 2013 were not material.

(11) Other Items

Accumulated other comprehensive income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Accumulated other comprehensive income consisted of the following:

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Foreign Currency Translation
Balance at beginning of period	$(11.4)	$(22.6)	$(15.6)	$(4.9)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(24.4)	9.4	(20.2)	(8.3)
Balance at end of period	$(35.8)	$(13.2)	$(35.8)	$(13.2)

Interest Rate Swap
Balance at beginning of period	$(1.2)	$(1.6)	$(1.4)	$(2.7)
Other comprehensive income:
Net change from period revaluations:	0.9	0.8	2.3	4.0
Tax expense(2)	(0.3)	—	(0.9)	(1.1)
Total other comprehensive income before reclassifications, net of tax	$0.6	$0.8	$1.4	$2.9
Net amount reclassified to earnings (3)	(0.5)	(0.8)	(1.5)	(2.4)
Tax benefit (2)	0.2	—	0.6	0.6
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(0.3)	$(0.8)	$(0.9)	$(1.8)
Total other comprehensive income	0.3	—	0.5	1.1
Balance at end of period	$(0.9)	$(1.6)	$(0.9)	$(1.6)

Pension Benefits
Balance at beginning of period	$3.5	$—	$3.2	$—
Other comprehensive income:
Net change from period revaluations:	—	—	0.5	—
Tax expense(2)	—	—	(0.2)	—
Total other comprehensive income before reclassifications, net of tax	$—	$—	$0.3	$—
Net amount reclassified to earnings	—	—	—	—
Tax benefit (2)	—	—	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—	$—	$—
Total other comprehensive income	—	—	0.3	—
Balance at end of period	$3.5	$—	$3.5	$—

Foreign Exchange Forward Contracts
Balance at beginning of period	$(0.8)	$—	$—	$—
Other comprehensive income:
Net change from period revaluations:	2.2	—	1.8	—
Tax expense(2)	(0.6)	—	(0.5)	—
Total other comprehensive income before reclassifications, net of tax	$1.6	$—	$1.3	$—
Net amount reclassified to earnings	(0.1)		(0.8)
Tax benefit(2)	—	—	0.2	—
Total amount reclassified from accumulated other comprehensive income, net of tax	$(0.1)	$—	$(0.6)	$—
Total other comprehensive income	1.5	—	0.7	—
Balance at end of period	$0.7	$—	$0.7	$—

(1)	In 2014 and 2013, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(2)	These amounts were included in the income tax provision on the accompanying Condensed Consolidated Statements of Operations.

(3)	This amount was included in interest expense, net on the accompanying Condensed Consolidated Statements of Operations.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(12) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and nine months ended September 30, 2014 included performance-based restricted stock units (“PRSUs”), non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented below:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
PRSU expense	$1.6	$1.6	$1.8	$3.6
Option expense	1.8	2.1	5.2	6.3
RSU/DSU expense	0.6	1.9	2.4	3.9
Total stock-based compensation expense	$4.0	$5.6	$9.4	$13.8

Actual payout under the PRSUs granted in 2013 is dependent upon the achievement of certain financial goals. The Company recorded a $3.0 million benefit in the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2014, after re-evaluation of the probability of meeting these grants.

A summary of the Company’s PRSU activity and related information for the nine months ended September 30, 2014 is presented below:

(shares and aggregate intrinsic value in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2013	0.3	$39.04
Granted	0.3	51.86
Vested	0.0	37.05
Forfeited	(0.3)	39.64
Awards outstanding at September 30, 2014	0.3	$51.86	$15.7

The maximum number of shares to be awarded under the PRSUs granted during the nine months ended September 30, 2014 will be 0.7 million. Approximately 0.3 million shares will vest, if earned at the end of the two-year performance period ending on December 31, 2015. Approximately 0.4 million shares will vest if earned at the end of the three-year performance period ending on December 31, 2016.

During the nine months ended September 30, 2014, PRSUs with an aggregate intrinsic value of $1.4 million were issued from treasury stock following the satisfaction of certain financial metrics over the one year performance period. The PRSUs were issued from treasury stock at 100.0% of the target award, the maximum payout. During the nine months ended September 30, 2013, PRSUs with an aggregate intrinsic value of $14.9 million were issued from treasury stock following the satisfaction of certain financial metrics over the performance period. The PRSUs were issued from treasury stock at 282.0% of the target award, out of a maximum payout of 300.0%.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2014 is presented below:

(shares and aggregate intrinsic value in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2013	2.8	$21.73
Granted	0.2	51.91
Forfeited	0.0	50.67
Exercised	(0.2)	20.18
Options outstanding at September 30, 2014	2.8	$24.07	5.37	$88.1
Options exercisable at September 30, 2014	2.3	$19.18	4.61	$86.1

The aggregate intrinsic value of options exercised during the three months ended September 30, 2014 and 2013 was $0.4 million and $1.1 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $6.5 million and $13.4 million, respectively.

A summary of the Company’s RSU and DSU activity and related information for the nine months ended September 30, 2014 is presented below:

(shares and aggregate intrinsic value in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2013	0.2	$47.00
Granted	0.0	52.87
Vested	(0.1)	44.18
Forfeited	0.0	46.62
Awards outstanding at September 30, 2014	0.1	$49.68	$5.3

There were no RSUs granted during the nine months ended September 30, 2014. DSUs were granted during the nine months ended September 30, 2014, and will vest over one year.

The aggregate intrinsic value of RSUs issued from treasury stock during the three months ended September 30, 2014 was $0.1 million. There were no RSUs issued from treasury stock during the three months ended September 30, 2013. The aggregate intrinsic value of RSUs issued from treasury stock during the nine months ended September 30, 2014 and 2013 was $5.5 million and $6.4 million, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to the PRSUs, options, RSUs and DSUs granted during the nine months ended September 30, 2014 is presented below:

($ in millions)
	September 30, 2014	Weighted Average Remaining Vesting Period (Years)
Unrecognized PRSU expense	$10.6	1.79
Unrecognized stock option expense	3.7	2.34
Unrecognized RSU/DSU expense	0.5	0.58
Total unrecognized stock-based compensation expense	$14.8	1.89
(13) Commitments and Contingencies

(a) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials and components. Amounts committed under these programs are not significant as of September 30, 2014 and December 31, 2013.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(d) Alvin Todd, and Henry and Mary Thompson, individually and on behalf of all others similarly situated, Plaintiffs v. Tempur Sealy International, Inc., formerly known as Tempur-Pedic International, Inc. and Tempur-Pedic North America, LLC, Defendants; filed October 25, 2013

On October 25, 2013, a suit was filed against Tempur Sealy International and one of its domestic subsidiaries in the United States District Court for the Northern District of California, purportedly on behalf of a proposed class of “consumers” as defined by Cal. Civ. Code § 1761(d) who purchased, not for resale, a Tempur-Pedic mattress or pillow in the State of California. On November 19, 2013, the Company was served for the first time in the case but with an amended petition adding additional class representatives for additional states. The purported classes seek certification of claims under applicable state laws.

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

(e) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, and the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2014 for $2.6 million associated with this remediation project.

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

(14) Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2014 and 2013 was 37.4% and 27.8%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2014 and 2013 was 41.0% and 34.7%, respectively. The Company’s income tax rate for the three and nine months ended September 30, 2014 and 2013 differed from the U.S. federal statutory rate of 35.0% principally due to changes in the Company’s uncertain tax positions, certain foreign income tax rate differentials, state and local income taxes, the production activities deduction, permanent differences on the goodwill write-off associated with the disposal of the component facilities, and certain other permanent differences.

At September 30, 2014, the tax basis of the Company’s investment in its foreign subsidiaries exceeds the Company’s book basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.

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

The 2008 income tax assessment was received in March 2014. The cumulative total tax assessment for all years is approximately $222.3 million including interest and penalties. The Company filed timely protests with the Danish National Tax Tribunal (the “Tribunal”) challenging the tax assessments. The Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (“Bilateral APA”) between the United States and SKAT. A Bilateral APA involves an agreement between the Internal Revenue Service (“IRS”) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and SKAT. U.S. and Danish competent authorities have met to discuss the Company’s Bilateral APA. SKAT and the IRS met several times since 2011, most recently in February 2013, to discuss the matter. At the conclusion of the February 2013 meeting the IRS and SKAT concluded that a mutually acceptable agreement on the matter could not be reached and, as a result, the Bilateral APA process was terminated. The matter is now before the Tribunal. The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. In 2013 the Company was notified by SKAT that SKAT had granted the deferral to 2017 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007. During the quarter ended June 30, 2014, the Company was granted a deferral of the requirement to post a cash deposit or other form of security for taxes that have been assessed for 2008 to 2018. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments before the Tribunal and in the Danish courts, as necessary. The impact of terminating the Bilateral APA program has been considered by the Company in its September 30, 2014 estimate of uncertain tax benefits.

The Company maintains an uncertain tax liability associated with this matter, the amount of which is based on a royalty methodology and royalty rates that the Company considers to be reflective of market transactions. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

made at this time. If the Company is not successful in defending its position before the Tribunal or in the Danish courts, the Company could be required to pay significant amounts to SKAT, which could impair or reduce its liquidity and profitability. In conjunction with this tax examination discussed above, during the year ended December 31, 2013 the Company received correspondence from SKAT requesting information regarding the royalty for the years 2008 through 2011. The correspondence indicated that SKAT would be evaluating the royalty paid for each of the years under examination. The Company has responded to SKAT’s request for information. During the three months ended December 31, 2013 the Company and SKAT agreed that the examination of this issue for the years 2008 - 2011 would be placed on hold pending the outcome of the Tribunal process.

The aggregate amount of uncertain tax benefits for all matters as of September 30, 2014 and December 31, 2013 was $44.1 million and $26.1 million, respectively. Should the amount of uncertain tax benefits differ from tax benefits recognized, such difference will impact the effective rate. The Company had approximately $11.8 million and $11.0 million of accrued interest and penalties at September 30, 2014 and December 31, 2013, respectively. The increase in the reserve for uncertain income tax positions is due primarily to the recognition of reserves for uncertain tax positions associated with the filing of certain income tax returns in the U.S. and certain foreign jurisdictions.

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

Additionally, the Company is currently under examination by various tax authorities around the world. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. Other than the changes discussed in the preceding paragraphs, there were no significant changes to the liability for unrecognized tax benefits during the nine months ended September 30, 2014.
(15) Major Customers

The top five customers accounted for 35.1% and 33.9% of the Company’s net sales for the three months ended September 30, 2014 and 2013, respectively. The top five customers accounted for 33.6% and 27.0% of the Company’s net sales for the nine months ended September 30, 2014 and 2013, respectively. Net sales from one customer (Mattress Firm Holding Corp.) represented more than 10.0% of net sales for the three months and nine months ended September 30, 2014 and September 30, 2013.  The top five customers also accounted for 32.3% and 26.4% of accounts receivable as of September 30, 2014 and December 31, 2013, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(16) Earnings Per Common Share

(in millions, except per common share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$37.1	$40.2	$62.3	$51.1

Denominator:
Denominator for basic earnings per common share-weighted average shares	60.9	60.5	60.8	60.3
Effect of dilutive securities:
Employee stock-based compensation	1.2	1.1	1.2	1.3
Denominator for diluted earnings per common share-adjusted weighted average shares	62.1	61.6	62.0	61.6

Basic earnings per common share	$0.61	$0.66	$1.02	$0.85

Diluted earnings per common share	$0.60	$0.65	$1.00	$0.83

The Company excluded 0.1 million and 0.3 million shares issuable upon exercise of outstanding stock options for the three months ended September 30, 2014 and 2013, respectively and excluded 0.3 million and 0.3 million shares issuable upon exercise of outstanding stock options for the nine months ended September 30, 2014 and 2013, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(17) Business Segment Information

The Company operates in three business segments: Tempur North America, Tempur International and Sealy. The Tempur North America segment consists of two U.S. manufacturing facilities and the Tempur North America distribution subsidiaries. The Tempur International segment consists of a manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside of the Tempur North America and Sealy segments. The Sealy segment consists of company-owned and operated bedding and component manufacturing facilities located around the world, along with distribution subsidiaries, joint ventures, and licensees. The Company evaluates segment performance based on net sales and operating income. Certain corporate operating expenses included in the Tempur North America segment for the three months ended September 30, 2014 and 2013 were $20.3 million and $16.7 million, respectively. Certain corporate operating expenses included in the Tempur North America segment for the nine months ended September 30, 2014 and 2013 were $55.6 million and $67.0 million, respectively. Following the Sealy Acquisition, the Company consolidated certain Sealy segment corporate functions within the Tempur North America segment. The operating expenses of those corporate functions are now included in the Tempur North America segment, which increases operating expenses in the Tempur North America segment and decreases operating expenses in the Sealy segment.

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

The following table summarizes total assets by segment:

(in millions)	September 30,	December 31,
Total assets:	2014	2013
Tempur North America	$2,452.6	$2,110.7
Tempur International	508.8	477.7
Sealy	2,010.0	1,956.6
Inter-segment eliminations	(2,271.7)	(1,815.1)
	$2,699.7	$2,729.9
     The following table summarizes long-lived assets by segment:

(in millions)	September 30,	December 31,
Long-lived assets:	2014	2013
Tempur North America	$297.0	$393.1
Tempur International	163.9	68.7
Sealy	1,371.8	1,459.5
	$1,832.7	$1,921.3

The following table summarizes long-lived assets by geographic region:

(in millions)	September 30,	December 31,
	2014	2013
United States	$1,474.6	$1,647.0
Canada	46.9	52.1
Other International	311.2	222.2
	$1,832.7	$1,921.3
Total International	358.1	274.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes net sales by geographic region:

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
United States	$624.8	$537.5	$1,653.0	$1,264.9
Canada	60.6	64.1	163.0	135.2
Other International	142.0	133.9	428.3	386.1
	$827.4	$735.5	$2,244.3	$1,786.2
Total International	$202.6	$198.0	$591.3	$521.3

The following table summarizes segment information:

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales to external customers:
Tempur North America
Bedding	$263.6	$220.6	$687.0	$624.7
Other products	17.0	21.8	43.9	59.1
	$280.6	$242.4	$730.9	$683.8

Tempur International
Bedding	$84.7	$76.5	$261.4	$239.7
Other products	29.8	26.7	88.3	81.5
	$114.5	$103.2	$349.7	$321.2

Sealy
Bedding	$407.0	$365.2	$1,100.3	$735.0
Other products	25.3	24.7	63.4	46.2
	$432.3	$389.9	$1,163.7	$781.2
	$827.4	$735.5	$2,244.3	$1,786.2

Inter-segment sales:
Tempur North America	$1.0	$0.1	$2.8	$0.2
Tempur International	0.3	0.3	0.5	0.5
Sealy	7.8	1.5	16.3	1.5
Intercompany eliminations	(9.1)	(1.9)	(19.6)	(2.2)
	$—	$—	$—	$—

Gross profit:
Tempur North America	$120.2	$102.1	$300.2	$294.0
Tempur International	64.8	61.9	204.0	198.7
Sealy	133.5	134.7	352.1	249.3
	$318.5	$298.7	$856.3	$742.0

Operating income:
Tempur North America	$31.7	$17.9	$51.1	$44.0
Tempur International	19.7	22.9	66.9	78.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Sealy	35.7	40.4	81.8	47.6
	$87.1	$81.2	$199.8	$169.7

Income (loss) before income taxes:
Tempur North America	$9.2	$(3.3)	$(11.5)	$(37.9)
Tempur International	19.0	22.3	65.2	75.0
Sealy	31.7	36.7	52.8	40.4
	$59.9	$55.7	$106.5	$77.5

Depreciation and amortization (including stock-based compensation amortization):
Tempur North America	$8.3	$11.8	$22.5	$32.4
Tempur International	3.4	3.2	10.0	9.4
Sealy	9.7	11.7	34.6	24.5
	$21.4	$26.7	$67.1	$66.3

Intercompany royalties:
Tempur North America	$1.7	$1.6	$4.6	$4.3
Tempur International	(1.7)	(1.6)	(4.6)	(4.3)
Sealy	—	—	—	—
	$—	$—	$—	$—

Capital expenditures:
Tempur North America	$6.6	$2.9	$12.7	$13.8
Tempur International	3.8	2.6	8.3	7.3
Sealy	3.0	3.6	9.3	7.3
	$13.4	$9.1	$30.3	$28.4
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

The following financial information presents Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, and the related Condensed Consolidated Statements of Operations and Comprehensive Income and Cash Flows for the three months ended September 30, 2014 and 2013, for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Operations and Comprehensive Income
Three Months Ended September 30, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$639.3	$203.9	$(15.8)	$827.4
Cost of sales	—	414.7	110.0	(15.8)	508.9
Gross profit	—	224.6	93.9	—	318.5
Selling and marketing expenses	0.8	121.1	44.9	—	166.8
General, administrative and other expenses	3.8	49.5	17.5	—	70.8
Equity income in earnings of unconsolidated affiliates	—	—	(1.8)	—	(1.8)
Royalty income, net of royalty expense	—	(4.4)	—	—	(4.4)
Operating (loss) income	(4.6)	58.4	33.3	—	87.1

Other expense, net:
Third party interest expense, net	6.7	17.9	0.7	—	25.3
Intercompany interest expense (income), net	8.2	(8.7)	0.5	—	—
Interest expense, net	14.9	9.2	1.2	—	25.3
Loss on disposal of business	—	2.8	—	—	2.8
Other (income), net	—	(0.7)	(0.2)	—	(0.9)
Total other expense	14.9	11.3	1.0	—	27.2

Income from equity investees	50.0	25.3	—	(75.3)	—

Income before income taxes	30.5	72.4	32.3	(75.3)	59.9
Income tax benefit (provision)	7.0	(22.4)	(7.0)	—	(22.4)
Net income	37.5	50.0	25.3	(75.3)	37.5
Less: net income attributable to non-controlling interest	0.4	0.4	—	(0.4)	0.4
Net income attributable to Tempur Sealy International, Inc.	$37.1	$49.6	$25.3	$(74.9)	$37.1

Comprehensive income attributable to Tempur Sealy International, Inc.	$14.5	$47.3	$0.5	$(47.8)	$14.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Operations and Comprehensive Income
Three Months Ended September 30, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$543.0	$198.4	$(5.9)	$735.5
Cost of sales	—	339.1	103.6	(5.9)	436.8
Gross profit	—	203.9	94.8	—	298.7
Selling and marketing expenses	0.7	111.6	38.6	—	150.9
General, administrative and other expenses	5.5	45.8	20.6	—	71.9
Equity income in earnings of unconsolidated affiliates	—	—	(1.2)	—	(1.2)
Royalty income, net of royalty expense	—	(4.1)	—	—	(4.1)
Operating (loss) income	(6.2)	50.6	36.8	—	81.2

Other expense, net:
Third party interest expense, net	14.7	8.9	1.0	—	24.6
Intercompany interest expense, net	—	—	—	—	—
Interest expense, net	14.7	8.9	1.0	—	24.6
Other expense, net	—	—	0.9	—	0.9
Total other expense	14.7	8.9	1.9	—	25.5

Income from equity investees	52.8	25.3	—	(78.1)	—

Income before income taxes	31.9	67.0	34.9	(78.1)	55.7
Income tax benefit (provision)	8.3	(14.2)	(9.6)	—	(15.5)
Net income	40.2	52.8	25.3	(78.1)	40.2
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income attributable to Tempur Sealy International, Inc.	$40.2	$52.8	$25.3	$(78.1)	$40.2

Comprehensive income attributable to Tempur Sealy International, Inc.	$49.6	$52.8	$34.6	$(87.4)	$49.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,684.1	$592.7	$(32.5)	$2,244.3
Cost of sales	—	1,112.6	307.9	(32.5)	1,388.0
Gross profit	—	571.5	284.8	—	856.3
Selling and marketing expenses	1.7	326.5	136.8	—	465.0
General, administrative and other expenses	9.5	148.6	52.5	—	210.6
Equity income in earnings of unconsolidated affiliates	—	—	(5.6)	—	(5.6)
Royalty income, net of royalty expense	—	(13.5)	—	—	(13.5)
Operating (loss) income	(11.2)	109.9	101.1	—	199.8

Other expense, net:
Third party interest expense, net	20.2	48.6	1.7	—	70.5
Intercompany interest expense (income), net	24.4	(25.9)	1.5	—	—
Interest expense, net	44.6	22.7	3.2	—	70.5
Loss on disposal of business	—	23.2	—	—	23.2
Other (income) expense, net	—	(1.6)	1.2	—	(0.4)
Total other expense	44.6	44.3	4.4	—	93.3

Income from equity investees	99.2	74.8	—	(174.0)	—

Income before income taxes	43.4	140.4	96.7	(174.0)	106.5
Income tax benefit (provision)	19.4	(41.2)	(21.9)	—	(43.7)
Net income	62.8	99.2	74.8	(174.0)	62.8
Less: net income attributable to non-controlling interest	0.5	0.5	—	(0.5)	0.5
Net income attributable to Tempur Sealy International, Inc.	$62.3	$98.7	$74.8	$(173.5)	$62.3

Comprehensive income attributable to Tempur Sealy International, Inc.	$43.6	$98.8	$53.4	$(152.2)	$43.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,281.8	$521.8	$(17.4)	$1,786.2
Cost of sales	—	805.7	255.9	(17.4)	1,044.2
Gross profit	—	476.1	265.9	—	742.0
Selling and marketing expenses	2.1	264.3	110.7	—	377.1
General, administrative and other expenses	13.7	137.9	55.3	—	206.9
Equity income in earnings of unconsolidated affiliates	—	—	(2.5)	—	(2.5)
Royalty income, net of royalty expense	—	(9.2)	—	—	(9.2)
Operating (loss) income	(15.8)	83.1	102.4	—	169.7

Other expense, net:
Third party interest expense, net	45.4	40.6	2.2	—	88.2
Intercompany interest expense, net	—	—	—	—	—
Interest expense, net	45.4	40.6	2.2	—	88.2
Other (income) expense, net	—	(0.3)	4.3	—	4.0
Total other expense	45.4	40.3	6.5	—	92.2

Income from equity investees	91.3	71.6	—	(162.9)	—

Income before income taxes	30.1	114.4	95.9	(162.9)	77.5
Income tax benefit (provision)	20.5	(23.1)	(24.3)	—	(26.9)
Net income	50.6	91.3	71.6	(162.9)	50.6
Less: net (loss) income attributable to non-controlling interest	(0.5)	(0.5)	—	0.5	(0.5)
Net income attributable to Tempur Sealy International, Inc.	$51.1	$91.8	$71.6	$(163.4)	$51.1

Comprehensive (loss) income attributable to Tempur Sealy International, Inc.	$43.9	$92.4	$66.4	$(158.8)	$43.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Balance Sheets
September 30, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.3	$40.7	$40.8	$—	$81.8
Accounts receivable, net	—	250.7	151.7	—	402.4
Inventories	—	147.5	59.8	—	207.3
Income taxes receivable	138.6	—	—	(138.6)	—
Prepaid expenses and other current assets	0.4	23.0	29.7	—	53.1
Deferred income taxes	10.9	31.5	4.8	—	47.2
Total Current Assets	150.2	493.4	286.8	(138.6)	791.8
Property, plant and equipment, net	—	288.4	69.7	—	358.1
Goodwill	—	557.2	181.2	—	738.4
Other intangible assets, net	—	615.4	120.8	—	736.2
Deferred tax asset	—	—	10.6	—	10.6
Other non-current assets	6.7	37.6	20.3	—	64.6
Net investment in subsidiaries	1,776.6	—	—	(1,776.6)	—
Due from affiliates	63.8	2,232.7	4.4	(2,300.9)	—
Total Assets	$1,997.3	$4,224.7	$693.8	$(4,216.1)	$2,699.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$198.9	$50.4	$—	$249.3
Accrued expenses and other current liabilities	7.8	160.4	65.3	—	233.5
Deferred income taxes	—	—	0.8	—	0.8
Income taxes payable	—	150.8	6.9	(138.6)	19.1
Current portion of long-term debt	—	56.4	3.8	—	60.2
Total Current Liabilities	7.8	566.5	127.2	(138.6)	562.9
Long-term debt	375.0	1,211.6	—	—	1,586.6
Deferred income taxes	—	230.6	31.3	—	261.9
Other non-current liabilities	—	94.2	8.5	—	102.7
Due to affiliates	1,428.9	345.3	872.2	(2,646.4)	—
Total Liabilities	1,811.7	2,448.2	1,039.2	(2,785.0)	2,514.1

Redeemable non-controlling interest	12.0	12.0	—	(12.0)	12.0

Total Stockholders’ Equity	173.6	1,764.5	(345.4)	(1,419.1)	173.6
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$1,997.3	$4,224.7	$693.8	$(4,216.1)	$2,699.7

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(41.1)	$146.0	$76.0	$—	$180.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	—	(8.5)	—	(8.5)
Proceeds from disposition of business	—	43.5	—	—	43.5
Purchases of property, plant and equipment	—	(20.7)	(9.6)	—	(30.3)
Other	—	2.9	(0.9)	—	2.0
Net cash provided by (used in) investing activities	—	25.7	(19.0)	—	6.7

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	—	239.5	—	—	239.5
Repayments 2012 Credit Agreement	—	(432.7)	—	—	(432.7)
Proceeds from issuance of Senior Notes	—	—	—	—	—
Net activity in investment in and advances from (to) subsidiaries and affiliates	38.1	32.5	(70.6)		—
Proceeds from exercise of stock options	3.9	—	—	—	3.9
Excess tax benefit from stock based compensation	1.6	—	—	—	1.6
Treasury stock repurchased	(2.2)	—	—	—	(2.2)
Payment of deferred financing costs	—	—	—	—	—
Other	—	(1.2)	1.6	—	0.4
Net cash provided by (used in) financing activities	41.4	(161.9)	(69.0)	—	(189.5)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2.7	—	2.7
Increase (decrease) in cash and cash equivalents	0.3	9.8	(9.3)	—	0.8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	30.9	50.1	—	81.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.3	$40.7	$40.8	$—	$81.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(44.4)	$80.9	$68.3	$—	$104.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(1,035.3)	(137.6)	—	(1,172.9)
Proceeds from disposition of business	—	—	—	—	—
Purchases of property, plant and equipment	—	(20.4)	(8.0)	—	(28.4)
Other	—	(53.0)	53.9	—	0.9
Net cash (used in) investing activities	—	(1,108.7)	(91.7)	—	(1,200.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	—	2,917.6	—	—	2,917.6
Repayments 2012 Credit Agreement	—	(1,559.1)	—	—	(1,559.1)
Proceeds from issuance of Senior Notes	375.0	—	—	—	375.0
Proceeds from 2011 Credit Facility	—	46.5	—	—	46.5
Repayments of 2011 Credit Facility	—	(696.5)	—	—	(696.5)
Net activity in investment in and advances (to) from subsidiaries and affiliates	(797.1)	871.6	(74.5)	—	—
Proceeds from exercise of stock options	6.0	—	—	—	6.0
Excess tax benefit from stock based compensation	3.7	—	—	—	3.7
Treasury stock repurchased	465.2	(465.2)	—	—	—
Payment of deferred financing costs	(8.4)	(43.6)	—	—	(52.0)
Other	—	(0.8)	0.1	—	(0.7)
Net cash provided by (used in) financing activities	44.4	1,070.5	(74.4)	—	1,040.5

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2.4	—	2.4
Increase (decrease) in cash and cash equivalents	—	42.7	(95.4)	—	(52.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	19.2	160.1	—	179.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$61.9	$64.7	$—	$126.6

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and nine months ended September 30, 2014, including the following topics:

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

Product Innovation

We will continue to invest in research and development to leverage the combined technologies of our comprehensive portfolio of products to deliver a stream of innovative products. Our goal is to provide consumers the best bed and best sleep of their lives and to provide our retailers a complete and optimal offering across brands, products, and prices to drive growth. We will also pursue opportunities to enter or develop new product categories.

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

New Product Development and Introduction

During 2014, we rolled out several new product lines across our Tempur and Sealy brands. These launches represented a significant replacement of our core product lines. New product introductions represent a significant investment of time and resources in research and development to improve our existing product offerings and introduce new product lines. There are a number of risks inherent in our product introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, product introduction costs, the speed of the roll out of the product and manufacturing inefficiencies may be greater than anticipated, which could impact profitability.

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

Our Tempur North America segment competes in the non-innerspring mattress category and contributed 33.9% and 32.6% of our net sales for the three and nine months ended September 30, 2014, respectively. Our Sealy segment competes across the industry in both the innerspring and non-innerspring mattress categories and contributed 52.2% and 51.9% of our net sales for the three and nine months ended September 30, 2014, respectively. The non-innerspring and innerspring mattress categories are highly competitive, with many competitor products supported by aggressive marketing campaigns and promotions. As a result of this competition, our results could be impacted.

Financial Leverage and Liquidity

As of September 30, 2014, we had $1,646.8 million of debt outstanding, and our stockholders’ equity was $173.6 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available. As of September 30, 2014, our ratio of funded debt less qualified cash to EBITDA was 4.1 times, within the covenant in our debt agreements which limited this ratio to 4.50 times as of September 30, 2014. On October 17, 2014, we entered into an amendment to our existing 2012 Credit Agreement. This amendment provides for additional flexibility under the maximum consolidated total net leverage ratio. For a table setting forth the principal financial covenants under the amended 2012 Credit Agreement, by quarter, see "Item 2 - Liquidity and Capital Resources - Debt Service". For more information on this non-GAAP measure and compliance with our 2012 Credit Agreement, please refer to the section set forth below “Non-GAAP Financial Measures”.

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

Gross Margins

Our gross margin is primarily impacted by the relative amount of net sales between our business segments. The Sealy segment operates at a significantly lower gross margin than the Tempur North America and Tempur International segments. If Sealy's net sales increase as a percentage of total net sales, our gross margin will be negatively impacted. Additionally, our Tempur North America gross margin has historically been lower than that of our Tempur International segment. Our gross margin is also impacted by fixed cost leverage; the cost of raw materials; operational efficiency; product, channel and geographic mix; volume incentives offered to certain retail accounts; and costs associated with new product introductions. Future increases in raw material prices could have a negative impact on our gross margin if we are unable to offset them through price increases or cost productivity initiatives.

Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization in our manufacturing facilities. If we increase our net sales significantly, the effect of this operating leverage could have a significant positive impact on our gross margin. Conversely, if we experience significant decreases in our net sales, the effect of this operating deleverage could have a significant negative impact on our gross margin. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices.

During the fourth quarter of 2014, we expect gross margin to improve slightly as a result of cost synergies and improved operating leverage, offset by investments in new products and foreign exchange.

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

Results of Operations

A summary of our results for the three months ended September 30, 2014 include:

•
Earnings per diluted share (“EPS”) were $0.60 in the third quarter of 2014 as compared to $0.65 in the third quarter of 2013. The 2014 results reflect a discrete tax item associated with the repatriation of foreign earnings. The 2014 and 2013 results reflect integration and transaction costs and certain interest expense and financing costs.

•
Adjusted EPS increased 21% to $0.88 in the third quarter of 2014 as compared to adjusted EPS of $0.73 in the third quarter of 2013. For a discussion and reconciliation of EPS to adjusted EPS, which is a non-GAAP measure, refer to the non-GAAP financial information set forth below under the heading “Non-GAAP Financial Information”.

•
Net income in the third quarter of 2014 was $37.1 million as compared to net income of $40.2 million for the third quarter of 2013. We reported adjusted net income of $54.8 million for the third quarter of 2014 as compared to adjusted net income of $44.9 million for the third quarter of 2013, a 22% increase. For a discussion and reconciliation of net loss to adjusted net income, which is a non-GAAP measure, refer to the non-GAAP financial information set forth below under the heading “Non-GAAP Financial Information”.

•
Net sales increased 12.5% to $827.4 million in the third quarter of 2014 from $735.5 million in the third quarter of 2013. The net sales increase was driven by double digit sales growth in each of our three reportable segments.

•
Gross profit margin was 38.5% as compared to 40.6% in the third quarter of 2013. The gross profit margin decreased primarily as a result of lower Sealy and Tempur International gross profit margins, offset partially by an increase in Tempur North America's gross profit margin.

•
Operating income was $87.1 million in the third quarter of 2014 as compared to $81.2 million in the third quarter of 2013. Operating income in the third quarter of 2014 included $10.5 million of integration costs and in the third quarter of 2013 included $8.5 million of transaction and integration costs related to the Sealy Acquisition.

A summary of our results for the nine months ended September 30, 2014 include:

•
EPS for the nine months ended September 30, 2014 was $1.00 as compared to EPS for the nine months ended September 30, 2013 of $0.83. The 2014 results reflect a $23.2 million loss on disposal of our three U.S. innerspring component production facilities, $23.3 million of integration costs related to the Sealy Acquisition, and $3.3 million of interest expense incurred related to the accelerated amortization of deferred financing costs incurred in connection with our voluntary prepayment of $125.0 million on our 2012 Credit Agreement. The 2013 results reflect $36.4 million of transaction and integration costs and a $7.7 million purchase price allocation ("PPA") inventory adjustment related to the Sealy Acquisition, as well as $19.9 million of incremental interest expense associated with financing for the closing of the Sealy Acquisition and $9.4 million of costs related to our refinancing of a portion of our senior secured credit facilities.

•	Net sales increased 25.6% to $2,244.3 million for the nine months ended September 30, 2014 from $1,786.2 million for the nine months ended September 30, 2013.

•	Net income increased 21.9% to $62.3 million for the nine months ended September 30, 2014 from net income of $51.1 million for the nine months ended September 30, 2013.

The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except per common share amounts)	2014		2013		2014		2013 (1)
Net sales	$827.4	100.0%	$735.5	100.0%	$2,244.3	100.0%	$1,786.2	100.0%
Cost of sales	508.9	61.5	436.8	59.4	1,388.0	61.8	1,044.2	58.5
Gross profit	318.5	38.5	298.7	40.6	856.3	38.2	742.0	41.5
Selling and marketing expenses	166.8	20.2	150.9	20.5	465.0	20.7	377.1	21.1
General, administrative and other	70.8	8.6	71.9	9.9	210.6	9.4	206.9	11.5
Equity income in earnings of unconsolidated affiliates	(1.8)	(0.2)	(1.2)	(0.2)	(5.6)	(0.2)	(2.5)	(0.1)
Royalty income, net of royalty expense	(4.4)	(0.6)	(4.1)	(0.6)	(13.5)	(0.6)	(9.2)	(0.5)
Operating income	87.1	10.5	81.2	11.0	199.8	8.9	169.7	9.5

Other expense, net:
Interest expense, net	25.3	3.1	24.6	3.3	70.5	3.1	88.2	4.9
Loss on disposal of business	2.8	0.3	—	—	23.2	1.1	—	—
Other (income) expense, net	(0.9)	(0.1)	0.9	0.1	(0.4)	—	4.0	0.2
Total other expense	27.2	3.3	25.5	3.4	93.3	4.2	92.2	5.1

Income before income taxes	59.9	7.2	55.7	7.6	106.5	4.7	77.5	4.4
Income tax provision	(22.4)	(2.7)	(15.5)	(2.1)	(43.7)	(1.9)	(26.9)	(1.5)
Net income before non-controlling interest	37.5	4.5	40.2	5.5	62.8	2.8	50.6	2.9
Less: Net income (loss) attributable to non-controlling interest	0.4	—	—	—	0.5	—	(0.5)	—
Net income attributable to Tempur Sealy International, Inc.	$37.1	4.5%	$40.2	5.5%	$62.3	2.8%	$51.1	2.9%

Earnings per common share:
Basic	$0.61		$0.66		$1.02		$0.85
Diluted	$0.60		$0.65		$1.00		$0.83

Weighted average common shares outstanding:
Basic	60.9		60.5		60.8		60.3
Diluted	62.1		61.6		62.0		61.6
(1) Results of operations for the nine months ended September 30, 2013 include Sealy results from the post-acquisition period of March 18, 2013 through September 30, 2013.

CONSOLIDATED SUMMARY

Net sales and gross profit

(in millions, except percentages)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% Change 2014 vs 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% Change 2014 vs 2013
Net sales	$827.4	$735.5	12.5%	2,244.3	$1,786.2	25.6%

Net sales by segment:
Tempur North America	280.6	242.4	15.8%	730.9	683.8	6.9%
Tempur International	114.5	103.2	10.9%	349.7	321.2	8.9%
Sealy	432.3	389.9	10.9%	1,163.7	781.2	49.0%

Gross profit	318.5	298.7	6.6%	856.3	742.0	15.4%
Gross margin	38.5%	40.6%		38.2%	41.5%

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Net sales increased $91.9 million, or 12.5%. The increase was due to double-digit growth in all three of our segments. Tempur North America grew at 15.8%, driven primarily by new products introduced in the first half of the year and the increased sales of our adjustable base products. Sealy grew at 10.9%, driven primarily by growth in each of the key brands and increased distribution with key customers. Additionally, Tempur International grew at 10.9% driven primarily by growth in Asia and Latin America and the introduction of Sealy products in certain markets.

Gross profit increased $19.8 million, and gross margin declined 210 basis points. The increase in gross profit was driven by increased net sales in all of our segments. Gross profit in our Tempur North America and Tempur International segments increased $18.1 million and $2.9 million, respectively. Gross profit in our Sealy segment decreased $1.2 million. The decline in our consolidated gross margin was due primarily to declines in our Sealy and Tempur International segments' gross margins, which were partially offset by an increase in our Tempur North America segment gross margin. The principal factors that impacted gross margin by segment are discussed below in their respective segment discussions.

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in this process. The principal factors impacting gross profit and gross margin for each segment are discussed below in the respective segment discussions.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Net sales increased $458.1 million, or 25.6%. Sealy's net sales increased $382.5 million due to Sealy's results being reflected for the nine months ended September 30, 2014 as compared to the post-acquisition period March 18, 2013 through September 30, 2013.

Gross profit increased $114.3 million, and gross margin declined 330 basis points. Sealy's gross profit increased $102.8 million due to Sealy's results being reflected for the nine months ended September 30, 2014 as compared to the post- acquisition period March 18, 2013 through September 30, 2013. Sealy's gross margin for the nine months ended September 30, 2014 was 30.3%, which unfavorably impacted our consolidated gross margin by 120 basis points. The Sealy segment operates at a lower gross margin than the Tempur North America and Tempur International segments. Therefore, our gross margins have been negatively impacted as Sealy’s net sales have increased as a percentage of our consolidated net sales. Consolidated gross margin was also impacted by unfavorable product and channel mix of 160 basis points and unfavorable foreign exchange of 30 basis points.

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in this process. The principal factors impacting gross profit and gross margin for each segment are discussed below in the respective segment discussions.

OPERATING EXPENSES

Selling and Marketing Expenses

(in millions, except percentages)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% Change 2014 vs 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% Change 2014 vs 2013
Total selling and marketing	$166.8	$150.9	10.5%	465.0	$377.1	23.3%
As a percent of net sales	20.2%	20.5%		20.7%	21.1%
Advertising expenses	92.2	88.4	4.3%	244.4	202.8	20.5%
As a percent of net sales	11.1%	12.0%		10.9%	11.4%
Selling and marketing other	74.6	62.5	19.4%	220.6	174.3	26.6%
As a percent of net sales	9.1%	8.5%		9.8%	9.7%

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

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Selling and marketing expenses increased $15.9 million, or 10.5%, and slightly decreased as a percentage of net sales.

Our advertising expenses increased $3.8 million, or 4.3%, and decreased 0.9% as a percentage of net sales. The increase in advertising expenses was primarily due to the $5.6 million increase in our Sealy segment, driven by the growth in net sales. This increase was partially offset by a slight decrease in our Tempur North America segment, which benefited from combined media buy leverage.

All other selling and marketing expenses increased $12.1 million, or 19.4%, and increased 0.6% as a percentage of net sales. The increase to other selling and marketing expenses is due primarily to a $6.6 million increase in the Tempur North America and Sealy segments primarily related to variable sales compensation and increased promotional material expenses to support new product introductions. Additionally, the Tempur International segment other selling and marketing expenses increased $5.5 million, driven primarily by additional openings of company-owned stores and integration costs associated with marketing and distributing Sealy products in certain international markets.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Selling and marketing expenses increased $87.9 million, or 23.3%, and decreased 0.4% as a percentage of net sales.

Our advertising expenses increased $41.6 million, or 20.5%, and slightly decreased as a percentage of net sales. The increase in advertising expenses was primarily due to the $35.5 million increase in Sealy’s advertising expenses for the nine months ended September 30, 2014 compared to the post-acquisition period March 18, 2013 through September 30, 2013. Tempur North America advertising expenses increased $4.9 million and remained consistent as a percentage of net sales.

All other selling and marketing expenses increased $46.3 million, or 26.6%, and slightly increased as a percentage of net sales. The increase to other selling and marketing expenses was primarily due to the $31.0 million increase in Sealy’s other selling and marketing expenses for the nine months ended September 30, 2014 compared to the post-acquisition period March 18, 2013 through September 30, 2013. Additionally, the Tempur International segment other selling and marketing expenses increased $12.7 million, driven primarily by additional openings of company-owned stores and integration costs associated with marketing and distributing Sealy products in certain international markets.

General, Administrative and Other Expenses

(in millions, except percentages)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% Change 2014 vs 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% Change 2014 vs 2013
General, administrative and other expenses	$70.8	$71.9	(1.5)%	$210.6	$206.9	1.8%
As a percent of net sales	8.6%	9.9%		9.4%	11.5%
General, administrative and other expenses include salaries and related expenses, information technology, professional fees, depreciation of buildings, furniture and fixtures, machinery, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

General, administrative and other expenses decreased $1.1 million, or 1.5%. The decrease in general, administrative and other expenses is primarily related to decreased stock-based compensation.

Research and development expenses for the three months ended September 30, 2014 were $4.7 million compared to $5.4 million for the three months ended September 30, 2013, a decrease of $0.7 million, or 13.0%.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

General, administrative and other expenses increased $3.7 million, or 1.8%. The increase to general, administrative and other expenses was primarily due to the $9.5 million increase in Sealy’s general, administrative and other expenses for the nine months ended September 30, 2014 as compared to the post-acquisition period March 18, 2013 through September 30, 2013, as well as a $4.6 million increase in bad debt expenses due to bankruptcies of certain customers in our accounts receivable portfolio. Other general, administrative and other expenses also increased $11.2 million primarily due to increased salaries and professional fees related to the expanding business. The increase in general, administrative and other expenses were partially offset by an $18.6 million decrease in transaction expenses, which were not incurred in 2014. Additionally, we recorded a benefit in 2014 of $3.0 million for the PRSUs granted in 2013 following the re-evaluation of the probability of meeting certain required financial metrics related to the grants.

Research and development expenses for the nine months ended September 30, 2014 were $16.1 million compared to $14.8 million for the nine months ended September 30, 2013, an increase of $1.3 million, or 8.8%. We plan to continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

OPERATING INCOME

(in millions, except percentages)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% Change 2014 vs 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% Change 2014 vs 2013
Operating income	$87.1	$81.2	7.3%	$199.8	$169.7	17.7%
Operating margin	10.5%	11.0%		8.9%	9.5%

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Operating income increased $5.9 million, or 7.3%, and was primarily impacted by the factors discussed above. During the three months ended September 30, 2014, equity income in earnings of unconsolidated affiliates and royalty income, net of royalty expense increased $0.6 million and $0.3 million, respectively. Our royalty income is based on sales of Sealy® and Stearns & Foster® branded products by various licensees and is offset by royalty expenses we pay to other entities for the use of their names on our Sealy branded products. Our equity income in earnings of unconsolidated affiliates represents our 50.0% interest in the earnings of our Asia-Pacific joint ventures whose purpose is to develop markets for Sealy branded products.

During the three months ended September 30, 2014, we incurred $10.5 million of integration expenses in connection with the continuing integration of Sealy. During the three months ended September 30, 2013, we incurred $7.3 million of integration expenses and $1.2 million of transaction expenses in connection with the Sealy Acquisition.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Operating income increased $30.1 million, or 17.7%, and was primarily impacted by the factors discussed above. During the nine months ended September 30, 2014, equity income in earnings of unconsolidated affiliates and royalty income, net of royalty expense increased $3.1 million and $4.3 million, respectively. The increase to equity income in earnings of unconsolidated affiliates and royalty income, net of royalty expense was primarily due to Sealy’s results being reflected for the nine months ended September 30, 2014 as compared to the post-acquisition period March 18, 2013 through September 30, 2013.

During the nine months ended September 30, 2014, we incurred $23.3 million of integration expenses in connection with the Sealy Acquisition. During the nine months ended September 30, 2013, we incurred $18.4 million of transaction expenses and $18.0 million of integration expenses in connection with the Sealy Acquisition.

LOSS ON DISPOSAL OF BUSINESS

Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013

Effective June 30, 2014, we completed the sale of our three U.S. innerspring component production facilities and equipment, along with associated working capital, to Leggett & Platt (“L&P”) for total consideration of approximately $47.8 million.  The working capital adjustment period ended in the quarter ended September 30, 2014, which resulted in a cash payment to L&P of $2.8 million, which reduced the total consideration received to $45.0 million. The carrying amount of the net assets sold in this transaction, including an allocation of reporting unit goodwill determined using the relative fair value method, was approximately $66.8 million.  As a result, a loss on disposal of business was recorded for $23.2 million for the nine months ended September 30, 2014, which included $1.4 million of transaction costs and the $2.8 million working capital adjustment.

INTEREST EXPENSE, NET

(in millions, except percentages)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% Change 2014 vs 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% Change 2014 vs 2013
Interest expense, net	$25.3	$24.6	2.8%	70.5	$88.2	(20.1)%

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Interest expense, net, increased $0.7 million, or 2.8%. During the three months ended September 30, 2014, interest expense decreased $1.9 million due to lower average debt levels during the third quarter of 2014 as compared to the third quarter of 2013. This was offset by $3.3 million in accelerated amortization of deferred financing costs after a voluntary prepayment of the Term A and Term B loans. Refer to Note 5, “Debt”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I for additional information regarding the Company’s voluntary prepayment of debt.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Interest expense, net, decreased $17.7 million, or 20.1%. During the nine months ended September 30, 2014, interest expense decreased $11.6 million dollars due to lower average debt levels and interest rates in effect during 2014 as compared to 2013. This was partially offset by $3.3 million in accelerated amortization of deferred financing costs after a voluntary prepayment of the Term A and Term B loans. During the nine months ended September 30, 2013, we incurred $9.4 million in prepayment fees related to the refinancing of our Term A and Term B facilities. Refer to Note 5, “Debt”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I for additional information regarding the Company’s voluntary prepayment of debt.

INCOME BEFORE INCOME TAXES

(in millions, except percentages)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% Change 2014 vs 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% Change 2014 vs 2013
Income before income taxes	$59.9	$55.7	7.5%	$106.5	$77.5	37.4%

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Income before income taxes increased $4.2 million, or 7.5%. This increase was a result of the factors discussed above.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Income before income taxes increased $29.0 million, or 37.4%. This increase was a result of the factors discussed above.

INCOME TAX PROVISION

(in millions, except percentages)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% Change 2014 vs 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% Change 2014 vs 2013
Income tax provision	$22.4	$15.5	44.5%	43.7	$26.9	62.5%
Effective tax rate	37.4%	27.8%		41.0%	34.7%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Our income tax provision increased $6.9 million, and our effective tax rate increased 9.6 percentage points. For the three months ended September 30, 2014 the income tax provision was unfavorably impacted by $5.8 million related primarily to the recognition of reserves for uncertain tax positions associated with the filing of income tax returns in the U.S. and certain foreign jurisdictions as well as the favorable impact of $0.6 million related to the expiration of the statutes of limitation for certain uncertain income tax positions. Throughout the remainder of 2014, we anticipate an effective tax rate of approximately 29.5%.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Our income tax provision increased $16.8 million, and our effective tax rate increased 6.3 percentage points. During the nine months ended September 30, 2013, we repatriated substantially all of our foreign earnings in a taxable transaction. We had previously tax affected our undistributed earnings from non-U.S. operations. The income tax provision for the nine months ended September 30, 2013 was favorably impacted by $5.6 million as a result of repatriation of non-U.S. cash holdings, due to certain foreign tax credit attributes related to Sealy's foreign subsidiaries, unfavorably impacted by $6.4 million related to the termination of the Competent Authority negotiations between the U.S. IRS and the Danish tax authority (SKAT) and unfavorably impacted by $0.1 million related to certain cost associated with the acquisition of Sealy. For the nine months ended September 30, 2014 the income tax provision was unfavorably impacted by $5.7 million related primarily to the recognition of reserves for uncertain tax positions associated with the filing of income tax returns in the U.S. and certain foreign jurisdictions, unfavorably impacted by $8.1 million as a result of a $29.0 million tax gain we recorded on the asset sale of Sealy’s three U.S. innerspring component production facilities and equipment that were sold during the second quarter, and favorably impacted by $0.8 million related to the expiration of the statutes of limitation applicable to certain uncertain tax positions and other immaterial items.

TEMPUR NORTH AMERICA SEGMENT SUMMARY

(in millions, except percentages)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% Change 2014 vs 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% Change 2014 vs 2013
Net sales	$280.6	$242.4	15.8%	730.9	$683.8	6.9%

Net sales by channel:
Retail	267.2	226.5	18.0%	693.0	635.7	9.0%
Direct	9.7	11.6	(16.4)%	28.7	36.6	(21.6)%
Other	3.7	4.3	(14.0)%	9.2	11.5	(20.0)%

Net sales by product:
Bedding	263.6	220.6	19.5%	687.0	624.7	10.0%
Other products	17.0	21.8	(22.0)%	43.9	59.1	(25.7)%

Gross profit	120.2	102.1	17.7%	300.2	294.0	2.1%
Gross margin	42.8%	42.1%		41.1%	43.0%

Operating income	31.7	17.9	77.1%	51.1	44.0	16.1%
Operating margin	11.3%	7.4%		7.0%	6.4%

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Tempur North America net sales increased $38.2 million, or 15.8%. The increase is primarily due to a $43.0 million increase in net sales of Bedding products, driven primarily by new products introduced in the first half of the year and the increased sales of our adjustable base products. This increase is offset by a $4.8 million decrease in net sales of Other products resulting primarily from the decline of our pillow business. Retail channel net sales increased $40.7 million, or 18.0%. Direct channel net sales decreased $1.9 million, or 16.4%.

Operating income increased $13.8 million, or 77.1%, and was primarily impacted by the following factors:

•
Gross profit increased $18.1 million, and gross margin increased 70 basis points. The increase in gross margin was due to manufacturing and sourcing improvements of 450 basis points. These factors were primarily offset by unfavorable product mix of 270 basis points, primarily related to the increased sales of our adjustable base products, and unfavorable channel mix of 90 basis points.

•
Operating expenses increased $4.3 million to $88.5 million as compared to $84.2 million in the third quarter of 2013. This increase is driven by $5.9 million of increased professional fees, salaries and other expenses to support the expanded business. These factors were partially offset by a $1.6 million decrease in stock-based compensation.

•
Following the Sealy Acquisition, we consolidated certain Sealy corporate functions with our corporate functions. The operating expenses of those corporate functions are now included in the Tempur North America segment, which increases operating expenses in our Tempur North America segment and decreases operating expenses in our Sealy segment.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Tempur North America net sales increased $47.1 million, or 6.9%. The increase is primarily due to a $62.3 million increase in net sales of Bedding products, driven by new product introductions and the increased sales of our adjustable base products. This increase is offset by a $15.2 million decrease in net sales of Other products resulting primarily from the decline in our pillow business. Retail channel net sales increased $57.3 million, or 9.0% driven by the continued success of our new product introductions. Direct channel net sales also decreased $7.9 million, or 21.6%.

Operating income increased $7.1 million, or 16.1%, and was primarily impacted by the following factors:

•
Gross profit increased $6.2 million, and gross margin declined 190 basis points. The decline in gross margin was due to unfavorable product mix of 130 basis points, related to the increased sales of our adjustable base products, and unfavorable channel mix of 110 basis points. These factors were offset by manufacturing and sourcing improvements of 50 basis points.

•
Operating expenses decreased $0.9 million to $249.1 million as compared to $250.0 million in the same period of 2013. This decrease is driven by decreased integration and transaction costs of $17.8 million and decreased stock-based compensation expense of $3.5 million, which includes a benefit of $3.0 million recorded in corporate operating expenses for the PRSUs granted in 2013. This was offset by an increase of $6.3 million of higher advertising and other selling expenses, driven by increased net sales, and $14.1 million of increased salaries and benefits to support the expanded business and variable sales compensation.

•
Following the Sealy Acquisition, we consolidated certain Sealy corporate functions with our corporate functions. The operating expenses of those corporate functions are now included in the Tempur North America segment, which increases operating expenses in our Tempur North America segment and decreases operating expenses in our Sealy segment.

TEMPUR INTERNATIONAL SEGMENT SUMMARY

(in millions, except percentages)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% Change 2014 vs 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% Change 2014 vs 2013
Net sales	$114.5	$103.2	10.9%	349.7	$321.2	8.9%

Net sales by channel:
Retail	87.3	79.7	9.5%	268.0	252.3	6.2%
Direct	16.9	12.5	35.2%	49.0	35.2	39.2%
Other	10.3	11.0	(6.4)%	32.7	33.7	(3.0)%

Net sales by product:
Bedding	84.7	76.5	10.7%	261.4	239.7	9.1%
Other products	29.8	26.7	11.6%	88.3	81.5	8.3%

Gross profit	64.8	61.9	4.7%	204.0	198.7	2.7%
Gross margin	56.6%	60.0%		58.3%	61.9%

Operating income	19.7	22.9	(14.0)%	66.9	78.1	(14.3)%
Operating margin	17.2%	22.2%		19.1%	24.3%

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Tempur International net sales increased $11.3 million, or 10.9%. On a constant currency basis, (1) our Tempur International net sales increased approximately 10.7%, primarily due to solid performance in Asia and Latin America and the introduction of Sealy products in certain markets. Retail channel net sales increased $7.6 million, or 9.5%. Direct channel net sales increased $4.4 million, or 35.2%, due to expanding our points of distribution through an increase in the number of company-owned stores and e-commerce.

Operating income decreased $3.2 million, or 14.0%, and was primarily impacted by the following factors:

•
Gross profit increased $2.9 million, and gross margin declined 340 basis points. The decline in gross margin was due primarily to unfavorable product mix and floor model discounts of 230 basis points, driven by the introduction of Sealy products, and unfavorable manufacturing and sourcing costs of 120 basis points.

•
Operating expenses increased $6.1 million to $45.1 million as compared to $39.0 million in the third quarter of 2013, and increased 1.6% as a percentage of net sales. The increase is primarily due to costs associated with expanding points of distribution through an increase in the number of company-owned stores and e-commerce and integration costs associated with marketing and distributing Sealy products in certain international markets.

•
In 2014, we acquired the brand rights for continental Europe and Japan. We are currently introducing a number of Sealy products to retailers in certain European markets. We are also transitioning customer relationships and integrating operations in Japan. Net sales from the Sealy products we have introduced to these markets are included in our Tempur International segment results. While we don’t expect any significant contribution from these brand rights acquisitions in 2014, the growth opportunities and revenue synergies could be significant in future years.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Tempur International net sales increased $28.5 million, or 8.9%. On a constant currency basis (1), our Tempur International net sales increased approximately 7.2%. Retail channel net sales increased $15.7 million, or 6.2%, primarily due to solid performance in Asia and Latin America. Direct channel net sales increased $13.8 million, or 39.2%, due to expanding our points of distribution through an increase in the number of company-owned stores and e-commerce.

Operating income decreased $11.2 million, or 14.3%, and was primarily impacted by the following factors:

•
Gross profit increased $5.3 million, and gross margin declined 360 basis points. The decline in gross margin was due primarily to unfavorable product mix and floor model discounts of 300 basis points, driven by the introduction of Sealy products, and unfavorable foreign exchange of 50 basis points.

•
Operating expenses increased $16.5 million to $137.1 million as compared to $120.6 million as compared to the same period in 2013, and increased 1.7% as a percentage of net sales. The increase is primarily due to a $12.5 million increase in costs associated with expanding points of distribution through an increase in the number of company-owned stores and e-commerce and integration costs of $2.5 million associated with marketing and distributing Sealy products in certain international markets.

•
In 2014, we acquired the brand rights for continental Europe and Japan. We are currently introducing a number of Sealy products to retailers in certain European markets. We are also transitioning customer relationships and integrating operations in Japan. Net sales from the Sealy products we have introduced to these markets are included in our Tempur International segment results. While we don’t expect any significant contribution from these brand rights acquisitions in 2014, the growth opportunities and revenue synergies could be significant in future years.

(1)
The references to “constant currency basis” in this Management's Discussion and Analysis do not include operational impacts that could result from fluctuations in foreign currency rates. Certain financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Refer to ITEM 3 under Part I of this Report.

SEALY SEGMENT SUMMARY

(in millions, except percentages)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	(1)	% Change 2014 vs 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% Change 2014 vs 2013
Net sales	$432.3	$389.9		10.9%	1,163.7	$781.2	49.0%

Net sales by channel:
Retail	416.4	363.5		14.6%	1,111.8	729.5	52.4%
Direct	4.6	7.4		(37.8)%	14.5	17.0	(14.7)%
Other	11.3	19.0		(40.5)%	37.4	34.7	7.8%

Net sales by product:
Bedding	407.0	365.2		11.4%	1,100.3	735.0	49.7%
Other products	25.3	24.7		2.4%	63.4	46.2	37.2%

Gross profit	133.5	134.7		(0.9)%	352.1	249.3	41.2%
Gross margin	30.9%	34.5%			30.3%	31.9%

Operating income	35.7	40.4		(11.6)%	81.8	47.6	71.8%
Operating margin	8.3%	10.4%			7.0%	6.1%

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Sealy net sales increased $42.4 million, or 10.9%. The increase is primarily due to a $41.8 million increase in net sales of Bedding products, driven primarily by growth in all of the key brands and increased distribution with key customers. Retail channel net sales increased $52.9 million, or 14.6%. Direct channel net sales decreased $2.8 million, or 37.8%.

Operating income decreased $4.7 million, or 11.6%, and was primarily impacted by the following factors:

•
Gross profit decreased $1.2 million, and gross margin declined 360 basis points. Gross margin was impacted by unfavorable manufacturing and sourcing costs of 330 basis points, which includes 120 basis points for manufacturing inefficiencies resulting from increased demand.

•
Operating expenses increased $4.4 million to $104.0 million as compared to $99.6 million in the third quarter of 2013. This increase is primarily driven by $3.5 million of severance and benefits costs related to the transition of manufacturing facilities and an increase of $10.9 million in selling and marketing expenses primarily related to increased net sales. These factors were offset by decreases in general, administrative and other expenses driven by the transition of corporate expenses to the Tempur North America segment of approximately $6.0 million, as well as decreases in other expenses due to the sale of the components facilities.

•	Equity income in earnings of unconsolidated affiliates and royalty income, net of royalty expense, increased $0.6 million and $0.3 million, respectively.

•
Following the Sealy Acquisition, we consolidated certain Sealy corporate functions with our corporate functions. The operating expenses of those corporate functions are now included in the Tempur North America segment, which increases operating expenses in our Tempur North America segment and decreases operating expenses in our Sealy segment.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Sealy net sales increased $382.5 million, or 49.0%. The increase is due primarily to the prior year results reflecting only the post-acquisition period March 18, 2013 through September 30, 2013. Sealy’s net sales increased $316.5 million in the first quarter of 2014 as compared to the post-acquisition period in the first quarter of 2013.

Operating income increased $34.2 million, or 71.8%, and was primarily impacted by the following factors:

•
Gross profit increased $102.8 million, and gross margin declined 160 basis points. Gross margin was impacted by unfavorable manufacturing and sourcing costs of 190 basis points and unfavorable foreign exchange adjustments of 40 basis points. These factors were offset by a favorable PPA inventory adjustment related to the Sealy Acquisition recorded in 2013 of 70 basis points.

•
Operating expenses increased $76.0 million to $289.4 million as compared to $213.4 million as compared to the same period in 2013. The increase is due primarily to the prior year results reflecting only the post-acquisition period March 18, 2013 through September 30, 2013. Sealy’s operating expenses increased $76.9 million in the first quarter of 2014 as compared to the post-acquisition period in the first quarter of 2013.

•
Equity income in earnings of unconsolidated affiliates and royalty income, net of royalty expense, increased $3.1 million and $4.3 million, respectively. The increase is due primarily to the prior year results reflecting only the post-acquisition period March 18, 2013 through September 30, 2013.

•
Following the Sealy Acquisition, we consolidated certain Sealy corporate functions with our corporate functions. The operating expenses of those corporate functions are now included in the Tempur North America segment, which increases operating expenses in our Tempur North America segment and decreases operating expenses in our Sealy segment.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, business combinations, capital expenditures and working capital needs. As of September 30, 2014, we had working capital of $228.9 million, including cash and cash equivalents of $81.8 million, as compared to working capital of $286.0 million including $81.0 million in cash and cash equivalents as of December 31, 2013. This decrease was primarily driven by increases in accounts payable, accrued expenses and the current portion of our long term debt. These increases were partially offset by increases in accounts receivable and inventory. Accounts payable increases are driven primarily by increased costs of goods sold to support the increased net sales, in addition to the timing of payments to vendors. Accrued expenses increases are also driven by increased expenses which support the increased net sales. The current portion of our long term debt increased due to increases in the scheduled quarterly payments made in accordance with the 2012 Credit Agreement. Accounts receivable increases are driven primarily by increases in net sales, in addition to timing of customer collections. Inventory increased primarily due to the build-up associated with new product introductions.

The table below presents net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30:

(in millions)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net cash provided by (used in):
Operating activities	$180.9	$104.8
Investing activities	6.7	(1,200.4)
Financing activities	189.5	1,040.5

Cash provided by operating activities increased by $76.1 million to $180.9 million in cash provided by operating activities for the nine months ended September 30, 2014, as compared to $104.8 million in cash provided by operating activities for the same period in 2013. The increase in cash flow from operating activities was favorably impacted by the increase in net income before non-controlling interest and increases in certain non-cash expenses. Our cash flow provided by operating activities was also favorably impacted by the timing of income tax and certain other payments associated with the Sealy Acquisition during 2013.

Cash provided by investing activities increased to $6.7 million for the nine months ended September 30, 2014 as compared to $1,200.4 million in cash used in investing activities for the nine months ended September 30, 2013, an increase of $1,207.1 million. This improvement in cash provided by investing activities is primarily related to the Sealy Acquisition, which was completed on March 18, 2013. Refer to Note 3, “Acquisition and Divestiture”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I for further discussion of the Sealy Acquisition. Additionally, cash provided by investing activities benefited from the sale of our three U.S. innerspring component production facilities and equipment, along with associated working capital, to L&P for cash consideration of approximately $43.5 million.

Cash used in financing activities was $189.5 million for the nine months ended September 30, 2014 as compared to $1,040.5 million in cash provided by financing activities for the nine months ended September 30, 2013. This decrease is primarily due to the funding of our Senior Notes and 2012 Credit Agreement, which funded in 2013 in connection with the Sealy Acquisition. Additionally in 2013, we refinanced portions of our 2012 Credit Agreement. Proceeds from the Senior Notes and 2012 Credit Agreement were used to fund the Sealy Acquisition and to repay the 2011 Credit Facility. Refer to Note 5, “Debt”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I of this report for further discussion of our debt.

Capital Expenditures

Capital expenditures totaled $30.3 million for the nine months ended September 30, 2014 and $28.4 million for the nine months ended September 30, 2013. We currently expect our 2014 capital expenditures to be approximately $50.0 million, which relate to continued strategic investments that we believe will support our future plans.

Non-GAAP Financial Information

We provide information regarding earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, consolidated funded debt less qualified cash, adjusted net income and adjusted earnings per share, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. A reconciliation of our adjusted earnings per share is provided below. We believe that the use of this non-GAAP financial measure provides investors with additional useful information with respect to the impact of transaction and integration costs, interest expense and financing costs incurred related to the Sealy Acquisition and the impact of the recent disposal of our three U.S. innerspring component facilities. A reconciliation of our net income to EBITDA and adjusted EBITDA and a reconciliation of total debt to consolidated funded debt less qualified cash are also provided below. We believe the use of these non-GAAP financial measures provides investors with additional useful information with respect to our debt agreements and our compliance with the related debt covenants.

Reconciliation of net income to adjusted net income

The following table sets forth the reconciliation of our reported net income to the calculation of adjusted net income for the three months ended September 30, 2014 and 2013, respectively:

(in millions, except per share amounts)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net income attributable to Tempur Sealy International, Inc.	$37.1	$40.2
Plus:
Loss on disposal of business, net of tax (1)	2.0	—
Transaction costs, net of tax (2)	—	1.0
Integration costs, net of tax (2)	7.6	5.1
Interest expense and financing costs, net of tax (3)	2.7	0.5
Adjustment of income taxes to normalized rate (4)	5.4	(1.9)
Adjusted net income	$54.8	$44.9

Earnings per share, diluted	$0.60	$0.65
Loss on disposal of business, net of tax (1)	0.03	—
Transaction costs, net of tax (2)	—	0.02
Integration costs, net of tax (2)	0.12	0.08
Interest expense and financing costs, net of tax (3)	0.04	0.01
Adjustment of income taxes to normalized rate (4)	0.09	(0.03)
Adjusted earnings per share, diluted	$0.88	$0.73

Diluted shares outstanding	62.1	61.6

(1)	Loss on disposal of business represents costs associated with the disposition of the three U.S. innerspring component production facilities and related equipment.

(2)	Transaction and integration costs represents costs, including legal fees, professional fees and other charges to align the businesses related to the Sealy acquisition.

(3)
Interest expense and financing costs represents certain costs incurred related to the accelerated amortization of deferred financing costs associated with the $125.0 million voluntary prepayment and financing costs incurred in connection with the amendment of our 2012 Credit Agreement.

(4)	Adjustment of taxes to normalized rate represents adjustments associated with the aforementioned items and other discrete income tax events.

Debt Service

Our debt decreased to $1,646.8 million as of September 30, 2014 from $1,836.5 million as of December 31, 2013. After giving effect to $54.0 million in borrowings under the revolver portion of the 2012 Credit Agreement and letters of credit outstanding of $17.1 million, total availability under the revolver was $278.9 million as of September 30, 2014. Refer to Note 5, “Debt”, in our Condensed Consolidated Financial Statements included in Part I, ITEM I for further discussion of our debt.

As of September 30, 2014, we were in compliance with all of the financial covenants in our debt agreements. Under the terms of our consolidated interest coverage ratio covenant, we are required to maintain a ratio greater than 3.00 times adjusted EBITDA to adjusted interest expense. As of September 30, 2014, our consolidated interest coverage ratio was 4.4 times. In the first quarter of 2014, we were required to pay $21.9 million as a result of the covenant in the 2012 Credit Agreement that requires we make prepayments based on excess cash flow amounts. On September 30, 2014, we also voluntarily prepaid $125.0 million on certain facilities of our 2012 Credit Agreement.

As of September 30, 2014, our ratio of funded debt less qualified cash to EBITDA was 4.1 times, which is within the terms of the financial covenants by quarter for the maximum consolidated total net leverage ratio as set forth in the 2012 Credit Agreement, which limited this ratio to 4.50 times as of September 30, 2014. On October 17, 2014, we entered into an amendment to our existing 2012 Credit Agreement. This amendment provides for additional flexibility under the maximum consolidated total net leverage ratio and is summarized in the following table:

Fiscal Quarter	Maximum Consolidated Total Net Leverage Ratio
October 1, 2014 through September 30, 2015	4.75:1.00
October 1, 2015 through September 30, 2016	4.50:1.00
October 1, 2016 through December 31, 2017	4.25:1.00
January 1, 2018 and thereafter	4.00:1.00

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

Reconciliation of net income to EBITDA and adjusted EBITDA

The following table sets forth the reconciliation of our net income to the calculation of EBITDA and adjusted EBITDA for the twelve months ended September 30, 2014 in accordance with our 2012 Credit Agreement:

(in millions)	Twelve Months Ended September 30, 2014
Net income	$89.8
Interest expense	93.1
Income taxes	65.9
Depreciation & amortization	92.0
EBITDA	$340.8

Adjustments for financial covenant purposes:
Loss on disposal of business	23.2
Transaction costs (1)	0.3
Integration costs (1)	28.5
Adjusted EBITDA	$392.8

(1)	Transaction and integration represents costs, including legal fees, professional fees and other charges to align the businesses related to the Sealy Acquisition.

Reconciliation of total debt to consolidated funded debt less qualified cash

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated funded debt less qualified cash as of September 30, 2014. “Consolidated funded debt” and “qualified cash” are terms used in our 2012 Credit Agreement for purposes of certain financial covenants.

(in millions)	As of September 30, 2014
Total debt	$1,646.8
Plus:
Letters of credit outstanding	17.1
Consolidated funded debt	1,663.9
Less:
Domestic qualified cash (1)	41.0
Foreign qualified cash (1)	24.5
Consolidated funded debt less qualified cash	$1,598.4

(1)
Qualified cash as defined in the 2012 Credit Agreement equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Calculation of consolidated funded debt less qualified cash to Adjusted EBITDA

The following table calculates our consolidated funded debt less qualified cash to adjusted EBITDA as of September 30, 2014:

(in millions, except ratio)	As of September 30, 2014
Consolidated funded debt less qualified cash	$1,598.4
Adjusted EBITDA	392.8
	4.1 times	(1)

(1)	The ratio of consolidated debt less qualified cash to adjusted EBITDA was 4.1 times, within our covenant, which requires this ratio be less than 4.50 times at September 30, 2014.

Stockholders’ Equity

Future Liquidity Sources

Our primary sources of liquidity are cash flow from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of September 30, 2014, we had $1,646.8 million in total debt outstanding, and our stockholders’ equity was $173.6 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings is expected to be approximately $75.0 million in 2014. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes.

On October 17, 2014, we entered into an amendment to our existing 2012 Credit Agreement. The amendment provides us with flexibility in the acquisition of existing and future licensees, distributors and joint ventures as well as the potential acquisition of other strategic international brands in existing Tempur Sealy markets by, among other things, providing for increased acquisition baskets and certain exceptions from such acquisition baskets and greater flexibility with respect to the requirements for guarantying the obligations under the 2012 Credit Agreement by certain existing joint ventures. In addition, the amendment provides for flexibility under the maximum consolidated total net leverage ratio going forward as well as additional flexibility in the making of certain investments and restricted payments and the payment of junior indebtedness through, among other things, an available amount basket that includes a $50.0 million starter portion.

In connection with the income tax assessments from the Danish Tax Authority (“SKAT”) with respect to the tax years 2001 through 2008 relating to the royalty paid by certain of Tempur Sealy International’s U.S. subsidiaries, we were notified that SKAT has granted the deferral of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007 to 2017 and for the year 2008 to 2018. The cumulative total tax assessment for all years is approximately $222.3 million including interest and penalties. We are currently contesting the matter through the Danish National Tax Tribunal. Refer to Note 14, “Income Taxes” in our Condensed Consolidated Financial Statements included elsewhere in this Report for further discussion of the matter.

As of September 30, 2014, the 8.0% Sealy Notes had a fair value and carrying value of $103.4 million, which includes $7.5 million of accreted discount less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion. Holders of the 8.0% Sealy Notes may choose to convert to cash the amount outstanding at their discretion prior to maturity. Upon conversion prior to maturity, we would be required to pay the holders within 3 business days after the receipt of the notice of conversion. The conversion of a significant number of the 8.0% Sealy Notes prior to maturity could have a significant impact on our liquidity.

Based upon the current level of operations, we believe that cash generated from operations and amounts available under our 2012 Credit Agreement will be adequate to meet our anticipated debt service requirements, capital expenditures, and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our debt facilities or otherwise enable us to service our indebtedness or to make anticipated capital expenditures.

At September 30, 2014, total cash and cash equivalents were $81.8 million, of which $41.0 million was held in the U.S. and $40.9 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position. At September 30, 2014, the tax basis of our investment in our foreign subsidiaries exceeds the book basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates on our variable rate debt. In order to manage this risk, on August 8, 2011, we entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. As a result of this swap, we pay interest at a fixed rate and receive payments at a variable rate. As of September 30, 2014, the swap effectively fixed the floating LIBOR-based interest rate to 1.25% plus the applicable margin on $150.0 million of the outstanding balance as of September 30, 2014 under our variable rate debt. The interest rate swap expires on December 30, 2015. We selected the LIBOR-based rate on the hedged portion of our variable rate debt during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period.

Interest rate changes impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On September 30, 2014, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $1,018.4 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $10.2 million.

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

A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at September 30, 2014, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $7.7 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2014 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the nine months ended September 30, 2014:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2014 - July 31, 2014	—		$—	—	$—
August 1, 2014 - August 31, 2014	—		$—	—	$—
September 1, 2014 - September 30, 2014	739	(1)	$58.52	—	$—
Total	739			—

(1) Represents shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or first business day thereafter.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Employment and Non-Competition Agreement by and between Tempur Sealy International, Inc. and Barry Hytinen dated as of August 28, 2014(1)
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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
(1) Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: November 7, 2014	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer