Form 10-K
period 2014-12-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2015-02-13
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Large Accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
The aggregate market value of the common equity held by nonaffiliates of the registrant on June 30, 2014, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $3,547,874,167.
The number of shares outstanding of the registrant’s common stock as of February 10, 2015 was 60,922,491 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Report”) including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”),which includes information concerning one or more of our plans; objectives; goals; strategies and key strategic growth initiatives; future events; future revenues or performance; our ability to successfully integrate Sealy Corporation into the Company’s operations and realize cost and revenue synergies and other benefits from the transaction; our ability to realize the anticipated benefits from our recent asset dispositions and the acquisition of brand rights in certain international markets; the impact of the macroeconomic environment in both the U.S. and internationally on our business segments; uncertainties arising from global events; general economic, financial and industry conditions, particularly in the retail sector, as well as consumer confidence and the availability of consumer financing; competition in our industry; consumer acceptance of our products; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the ability to expand brand awareness, distribution and new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the effects of consolidation of retailers on revenues and costs; the effects of strategic investments on our operations, including our efforts to expand our global market share; changing commodity costs; changes in product and channel mix and the impact on the Company's gross margin; initiatives to improve gross margin; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carry forwards; effects of changes in foreign exchange rates on our reported earnings; the outcome of pending tax audits or other tax proceedings; the effect of future legislative or regulatory changes; litigation and similar issues; financial flexibility; our expected sources of cash flow; changes in capital expenditures; and our ability to effectively manage cash. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in ITEM 2 of Part I of this report. When used in this report, the words "assumes," "estimates," "expects," “guidance”, “anticipates,” “proposed,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Report. There are important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this Report, including under the heading “Risk Factors” under ITEM 1A of Part I of this Report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

We operate in three business segments: Tempur North America, Tempur International and Sealy. These reportable segments are strategic business units that are managed separately. Our Tempur North America segment consists of two U.S. manufacturing facilities in Virginia and New Mexico and our Tempur North America distribution subsidiaries. Our Tempur International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside our Tempur North America and Sealy segments. Our Sealy segment consists of company-owned and operated bedding and manufacturing facilities located around the world, along with distribution subsidiaries, joint ventures, and licensees. We evaluate segment performance based on net sales and operating income. Financial information about our segments and geographic areas is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 18, Business Segment Information, of the Notes to Consolidated Financial Statements, included in Part II, ITEM 8, Financial Statements and Supplementary Data, of this Report.

In this Report, we present and discuss our 2014 reportable segments as described above. However, effective January 1, 2015, we realigned our organizational structure. As a result of these changes, we will operate in two business segments: North America and International. North America includes results for the U.S. and Canada, and International includes results for all subsidiaries outside the U.S. and Canada. Corporate operating expenses will not be included in either of the segments and will be presented separately as a reconciling item to consolidated results.

In 2014, we acquired the Sealy brand rights for continental Europe and Japan. Throughout 2014, we introduced a number of Sealy products to retailers in certain European markets. We also transitioned customer relationships and began integrating operations in Japan. Net sales from the Sealy products we have introduced to these markets are included in our Tempur International segment results.

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

You may read and copy any materials we file with the SEC at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549. The public may obtain information about the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website of the SEC is www.sec.gov.

Strategy

We believe our future growth potential is significant in our existing markets and through expansion into new markets. Our goal is to improve the sleep of more people, every night, all around the world. It is our goal to become the share leader in every country we compete in.  In order to achieve our long-term growth potential while managing the current economic and competitive environment, we will focus on investing in our brands, developing consumer-preferred products, expanding distribution and striving for highest dealer advocacy and, where appropriate, making strategic acquisitions. In addition, we will focus on improving our cost competitiveness to fund our investments, expand margins and grow stockholder value.

Acquisition of Sealy

On March 18, 2013, we completed the acquisition of Sealy (“Sealy Acquisition”) and its subsidiaries, which manufacture and market a broad range of mattresses and foundations under the Sealy®, Sealy Posturepedic®, Optimum™ and Stearns & Foster® brands. Our acquisition of Sealy is more fully described in Note 3, “Acquisitions and Divestitures”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

Our Products

We have a comprehensive offering of products that appeal to a broad range of consumers, some of which are covered by one or more patents and/or patent applications. We also routinely introduce new mattress models, launch new products and update our existing mattress products in each of our segments. Our 2015 product introductions include the TEMPUR-Flex collection, which uses hybrid construction and new proprietary technology that pairs a faster-responding TEMPUR material with a support layer made of innovative precision coils to deliver a unique new TEMPUR feel with more responsive support. The TEMPUR-Flex collection also feature an EasyRefresh™ removable cover and a cool-to-the-touch SmartClimate™ system. In addition, we updated our Sealy Posturepedic line in 2015, which includes the Posturepedic Series, Posturepedic Plus Series and Posturepedic Premier Hybrid Series. The new Sealy Posturepedic mattresses feature encased coils, gel memory foam and a core support center for unsurpassed back support.  We also introduced a limited edition collection of Stearns & Foster mattresses and, internationally, introduced Tempur North, a new bed system that will be marketed primarily in Northern European markets.  Additionally, we offer a range of comfort products which include pillows and other accessories.

Bedding

Our bedding product category includes mattresses, foundations and adjustable foundations and represented 91.2% of our net sales in 2014. Our Tempur North America and Tempur International mattresses are composed of proprietary multi-layer, temperature sensitive, pressure-relieving TEMPUR® material that continuously conforms to the body, and other technologies. Additionally, our Tempur North America and Tempur International segments offer several foundations and adjustable foundations. Our Sealy segment produces mattresses and foundations across a range of technologies, including innerspring, latex foam, innerspring/foam hybrid and visco-elastic “memory foam” and sells them directly to customers in North and South America. In 2014, our Tempur International segment acquired the Sealy brand rights for continental Europe and Japan from Sealy licensees. In addition, Sealy brands are represented by joint ventures and licensees throughout the world.
Other

Our other products include pillows and various other comfort products and represented 8.8% of our net sales in 2014.

Our Channels

We sell our products through three channels: Retail, Direct and Other.

Retail

Our Retail channel sells to furniture and bedding retailers, department stores and warehouse clubs, among others and represented 92.4% of net sales in 2014. Our top five customers accounted for approximately 34.9% of our net sales for the year ended December 31, 2014, with one customer in our Tempur North America and Sealy segments (Mattress Firm) accounting for more than 10.0% of our consolidated net sales. The loss of one or more of these customers could negatively impact our profitability.

Direct

Our Direct channel sells directly to consumers through our e-commerce platforms, company-owned stores, and our call centers and represented 4.3% of net sales in 2014.

Other

The Other channel sells to third party, healthcare and hospitality and represented 3.3% of net sales in 2014. Third party includes sales to distributors in countries where we do not sell directly through our own subsidiaries. Healthcare includes sales to hospitals, nursing homes, healthcare professionals and medical retailers. Hospitality sales include hotels.

Marketing and Sales

Our overall marketing strategy is to drive consumer demand through the use of effective marketing, which varies by segment.

Tempur North America

Our Tempur North America segment sells primarily through the Retail channel, which contributed 94.6% of Tempur North America segment net sales in 2014. Throughout the year, we relied on a series of strategic initiatives, which included: advertising and in-store marketing investments, new product introductions and improvements in how we serve our Retail customers. During 2014, we introduced a new television advertising campaign that featured our new products. In 2015 we plan to drive growth in our Tempur North America segment through investments in new products, marketing and other initiatives.

Tempur International

Our Tempur International segment sells primarily through the Retail channel, which contributed 76.4% of Tempur International segment net sales in 2014. Additionally, our Tempur International net sales are impacted by the number of company-owned stores within the segment. We believe there is significant opportunity to drive sales growth in our Tempur International segment through the expansion of company-owned stores. Our advertising strategy in our Tempur International segment focuses on building brand awareness, which we believe is important to increasing our overall market share. In addition to Tempur branded product sales, the Tempur International segment includes Sealy branded product sales through Tempur International subsidiaries in Japan and Europe.

Sealy

Our Sealy segment sells primarily through the Retail channel, which contributed 95.9% of Sealy segment net sales in 2014. Our Sealy segment focuses on providing quality products with widely-recognized brand names at competitive prices. The advertising strategy for our Sealy segment is largely based on cooperative advertising with our retailers. However, we have also increased national consumer advertising in recent years.

Seasonality

We believe that our sales of products to furniture and bedding stores are typically subject to modest seasonality inherent in the bedding industry with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters. Internationally, we are subject to seasonality with European net sales lower in the third quarter as compared to the other quarters during the year. In 2014, the typical seasonality patterns were affected by significant new product launches in the first and second quarters. As a result, we experienced stronger sales in the third and fourth quarters of 2014.

Operations

Manufacturing and Distribution. Our products are currently manufactured and distributed through our global network of facilities.

Suppliers. In our Tempur North America and Tempur International segments, we obtain the raw materials used to produce our pressure-relieving TEMPUR® material from outside sources. We currently acquire chemicals and proprietary additives for Tempur products from a number of suppliers with manufacturing locations around the world. We expect to continue these supplier relationships for the foreseeable future. We do not consider ourselves dependent upon any single outside vendor as a source of raw materials for Tempur products and believe that sufficient alternative sources of supply for the same or similar raw materials are available. Additionally, we source a portion of the manufacturing of our adjustable bed bases and foundations from third party manufacturers. We do not consider ourselves dependent upon any single outside manufacturer as a source of these products.

In our Sealy segment, our raw materials consist of polyurethane foam, polyester, polyethylene foam and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we rely upon a single supplier for certain polyurethane foam components and spring components in our Sealy mattress units. These components are purchased under a supply agreement. We also purchase a significant portion of our Sealy foundation parts from third party sources under supply agreements, which require that we maintain certain volume allocations based on a proportional amount of material purchases. These volume allocations do not represent fixed purchase commitments. We are also dependent on a single supplier for the visco-elastic components and assembly of our Optimum™ specialty product lines. Except for our dependence regarding polyurethane foam, visco-elastic components and assembly of our Optimum™ specialty product lines, we do not consider ourselves to be dependent upon any single outside vendor as a source of supply to our bedding business, and we believe that sufficient alternative sources of supply for the same, similar or alternative components are available.

During 2014, we decided to withdraw from production of innerspring components in the U.S. In conjunction with this decision, we completed the sale of our three U.S. innerspring component production facilities and related equipment to Leggett & Platt ("L&P"). L&P has become the exclusive long-term supplier in the U.S. and Canada of our wire-based innersprings and Sealy boxsprings.

In 2014, our Tempur International segment acquired the Sealy brand rights for continental Europe. In connection with acquiring these rights, we plan to source the manufacturing of certain Sealy products to an Eastern European manufacturer and sell them through certain markets in continental Europe in 2015.

Research and Development. We have four research and development centers, three in the U.S. and one in Denmark, which conduct technology and product development. Additionally, we have a product testing facility that conducts hundreds of consumer tests annually. We believe our consumer-research driven approach to innovation results in best-in-class products that benefit the consumer. Research and development expenses were $21.6 million, $21.0 million and $15.6 million in 2014, 2013 and 2012, respectively.

Industry

We compete in the global bedding industry, comprised of mattresses and foundations, pillows and accessories. The mattress market category is comprised of traditional innerspring mattresses, as well as non-innerspring mattresses that include visco-elastic and foam mattresses, innerspring/foam hybrid mattresses, airbeds and latex mattresses. The foundation category is comprised primarily of traditional foundations, but also includes adjustable foundations. The primary distribution channels for mattresses and foundations are retail furniture and bedding stores, as well as department stores, and warehouse clubs. Additionally, the pillow market is comprised of traditional foam and feather pillows, as well as pillows made of visco-elastic, latex, foam, sponge, rubber and down.

The U.S. is the largest market in which we compete. Since 1993, U.S. wholesale bedding sales, which include mattresses and foundations, have grown at a compound annual growth rate, or CAGR, of 4.8%, reaching approximately $6,991.0 million in 2013 according to the International Sleep Products Association (“ISPA”). This growth has been driven by the increase in the U.S. population, natural replacement cycle of mattresses and an increase in the average unit selling prices (“AUSPs”).

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

The traditional mattress innerspring category continues to account for the majority of industry mattress revenues; however the market for non-innerspring mattresses continues to grow. In 2013, traditional innerspring mattresses, excluding foundations, represented approximately $4,000.0 million of the bedding industry, and non-innerspring mattresses, excluding foundations, represented approximately $1,700.0 million of the industry, according to ISPA. The market for non-innerspring mattresses was 30.0% of the overall U.S. mattress industry in 2013, according to ISPA.

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

We have a portfolio of brands and a complementary product offering, addressing most price points, consumer preferences and points of distribution. Our mattress products compete with a number of different types of mattresses, including innerspring mattresses, visco-elastic mattresses, foam mattresses, hybrid innerspring/foam mattresses, futons, air beds and other air-supported mattresses. These competing products are sold through a variety of channels, including furniture and bedding stores, department stores, mass merchants, wholesale clubs, Internet, telemarketing programs, television infomercials and catalogs. The U.S. pillow industry is characterized by a large number of competitors, none of which are dominant, but many of which have greater resources than us.

The U.S. mattress market has experienced consolidation in recent years. We, together with Serta Simmons, collectively accounted for a significant share of the wholesale bedding industry revenues in 2013 based on figures obtained from ISPA and Furniture/Today industry publications. The balance of the mattress market in the U.S. is served by a large number of other manufacturers, including Select Comfort Corporation, which competes in the non-innerspring mattress market and focuses on the air mattress market segment, and many others operating on a regional basis.

The international market for mattresses and pillows is generally served by a large number of manufacturers, primarily operating on a regional and local basis. These manufacturers offer a broad range of mattress and pillow products.
The highly competitive nature of the mattress and pillow industries means we are continually subject to the risk of loss of market share, loss of significant customers, reductions in margins, and the inability to acquire new customers.

Intellectual Property

Patents, Trademarks and Licensing

We hold various U.S. and foreign patents and patent applications regarding certain elements of the design and function of many of our mattress and pillow products.

As of December 31, 2014, we held trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. TEMPUR® and Tempur-Pedic® are trademarks registered with the United States Patent and Trademark Office. In addition, we have U.S. applications pending for additional marks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the mark remains in use. We also own numerous of trademarks, trade names, service marks, logos and design marks, including Sealy®, Stearns & Foster® and Sealy Posturepedic®. We also license the Bassett® trade name in various territories under a long term agreement.

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

Our Sealy business segment derives income from royalties by licensing Sealy® brands, technology and trademarks to other manufacturers. At December 31, 2014, there were 23 separate license agreements in effect with 8 domestic and 14 foreign independent licensees. Sealy New Jersey (a bedding manufacturer), Rooms To Go (a furniture retailer), Kolcraft Enterprises, Inc. (a crib mattress manufacturer), Dog Pacer (a dog bed manufacturer), and Mantua Manufacturing Co. (a bed frame manufacturer), Chairworks (a chair manufacturer), Downlite (a pillow manufacturer) and American Textile Company (a comforter and mattress pad manufacturer) are the only domestic manufacturers that are licensed to use the Sealy trademark, subject to the terms of license agreements. Under license agreements between Sealy New Jersey and us, Sealy New Jersey has the perpetual right to use certain of our trademarks in the manufacture and sale of Sealy® brand and Stearns & Foster® brand products in selected markets in the United States. In addition, we have a joint venture with Comfort Revolution.

Our foreign license agreements provide exclusive rights to market the Sealy brand in Australia, Thailand, the United Kingdom, Brazil, Colombia, Paraguay, South Africa, Israel, Saudi Arabia, Jamaica, Venezuela, Honduras and the Dominican Republic. In 2014, we acquired the Sealy brand rights for Japan, transitioned customer relationships and began integrating operations in Japan. However, a foreign license agreement limited to certain non-competing Sealy products is still in effect with our Japanese licensee. Additionally, we have license agreements in place with our joint ventures including those in Asia, New Zealand and India. These licensing agreements allow us to reduce our exposure to political and economic risk abroad by minimizing investments in those markets.

Our licensing group generates royalties by licensing Sealy® brand technology and trademarks to manufacturers located throughout the world. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. For the year ended December 31, 2014, the licensing group as a whole generated unaffiliated net royalties of approximately $18.1 million.

Governmental Regulation

Our operations are subject to state, local and foreign consumer protection and other regulations relating to the mattress and pillow industry. These regulations vary among the states and countries in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. The U.S. Consumer Product Safety Commission has adopted rules relating to fire retardancy standards for the mattress industry. Many foreign jurisdictions also regulate fire retardancy standards. Future changes to these standards may require modifications to our products to comply with these additional standards. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products and conduct of our operations and facilities. We have made and will continue to make capital and other expenditures necessary to comply with these requirements. Currently these expenditures are immaterial to our financial results.

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

Employees

As of December 31, 2014 and 2013, we had approximately 7,100 and 6,700 Tempur Sealy employees, respectively. In North America, there were approximately 4,700 and 4,600 employees as of December 31, 2014 and 2013, respectively. In the rest of the world, there were approximately 2,400 and 2,100 employees as of December 31, 2014 and 2013, respectively. Approximately 35.0% of our employees are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We consider our overall relations with our workforce to be satisfactory. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2015 through 2017. As of December 31, 2014, our domestic operations employed approximately 256 individuals covered under collective bargaining agreements expiring in 2015. Our international operations employed approximately 300 individuals covered under collective bargaining agreements expiring in 2015.

Executive Officers of the Registrant

This information is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) under the section entitled “Proposal One—Election of Directors—Executive Officers.”

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

In particular, the financial crisis that affected the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and volatility in credit, equity and fixed income markets. There could be a number of other effects from these economic developments on our business, including reduced consumer demand for products; insolvency of our customers, resulting in increased provisions for credit losses; insolvency of our key suppliers resulting in product delays; inability of retailers and consumers to obtain credit to finance purchases of our products; decreased consumer confidence; decreased retail demand, including order delays or cancellations; counterparty failures negatively impacting our treasury operations; and adverse movements in foreign currency exchange rates. If such conditions are experienced in future periods, our industry, business and results of operations may be severely impacted.

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

As a result of our acquisition of Sealy, our long-term debt has increased substantially, which, in turn, has increased our leverage (for information regarding these topics, see “Management’s Discussion and Analysis” included in Part II, ITEM 7 of this Report and Note 6, “Debt”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

•	exposing us to variability in interest rates, as a substantial portion of our indebtedness is and will be at variable rates.

In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities and reduce our flexibility to respond to changing business and economic conditions, which could put us at a competitive disadvantage. Our failure to comply with these covenants may result in an event of default. If such event of default is not cured or waived, we may suffer adverse effects on our operations, business or financial condition, including acceleration of our debt. For further discussion regarding our debt covenants and compliance, refer to “Management’s Discussion and Analysis” included in Part II, ITEM 7 of this Report and Note 6, “Debt”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

Approximately 27% of our net sales were generated outside of the United States in 2014. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. If the U.S. dollar strengthened relative to the euro or other foreign currencies where we have operations, there would be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. In 2014, foreign currency exchange rate changes negatively impacted our net income by approximately 7.5%. In 2015, we expect foreign exchange will continue to negatively impact our results, and we expect the impact will be more significant in 2015 than in 2014. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between our subsidiaries and their customers and suppliers, as well as among certain subsidiaries. The hedging transactions may not succeed in managing our foreign currency exchange rate risk.

Refer to “Management's Discussion and Analysis” included in Part II, ITEM 7 of this Report and “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, ITEM 7A of this Report for further discussion on the impact of foreign exchange rates on our operations.

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

A number of our significant competitors offer mattress and pillow products that compete directly with our products. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. The pillow industry is characterized by a large number of competitors, none of which are dominant, but many of which have greater resources than us. The highly competitive nature of the mattress and pillow industries means we are continually subject to the risk of loss of significant new product launches by our competitors, market share, loss of significant customers, reductions in margins, and the inability to acquire new customers. Additionally, the mattress industry has placed increasing significance on new product introductions from all mattress and pillow manufacturers. If we are unable to provide significant new product introductions on a regular basis, our results may be adversely impacted.

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

Our top five customers, collectively, account for approximately 35% of our net sales for 2014, with one customer, whose net sales are included in both the Tempur North America and Sealy segments, accounting for more than 10% of our net sales. The credit environment in which our customers operate has been relatively stable over the past few years. However, the continued management of credit risk by financial institutions has caused a decrease in the availability of credit for mattress retailers. In certain instances, this has caused mattress retailers to exit the market or be forced into bankruptcy. Furthermore, many of our customers rely in part on consumers’ ability to finance their mattress purchases with credit from third parties. If customers are unable to obtain financing, they may defer their purchases. We expect that some of the retailers that carry our products may consolidate, undergo restructurings or reorganizations, experience financial difficulty, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the impact of volume and other incentive programs related to these customers. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell products to them on favorable terms, if at all. A substantial decrease or interruption in business from these significant customers could result in the loss of future business and could reduce liquidity and profitability. In addition, the timing of large purchases by these customers could have an increasingly significant impact on our quarterly net sales and earnings.

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

Our ability to effectively manage our business depends significantly on our information systems. The failure of our current systems, or future upgrades, to operate effectively or to integrate with other systems, or a breach in security of these systems could cause reduced efficiency of our operations, and remediation of any such failure, problem or breach could reduce our liquidity and profitability. Our current plans include the replacement of enterprise resource planning software systems in the U.S. and Canada. If we are unable to successfully implement the replacement of the legacy systems, it could lead to a disruption in our business.

Certain of Sealy’s systems are dated and require significant upgrades. Sealy depends on accurate and timely information and numerical data from key software applications to aid its day-to-day business, financial reporting and decision making and, in many cases, aged and custom designed software is necessary to operate its bedding plants. Sealy has put in place disaster recovery plans for its critical systems. Sealy is, however, dependent on certain key personnel and consultants as these applications are no longer supported by the vendor. Any disruptions caused by the failure of these systems could adversely impact Sealy’s day-to-day business and decision making and could have a material adverse effect on its performance. We are integrating and plan to continue to integrate Sealy into our information systems and could suffer disruptions during such process.

If we, or our service providers, are unable to adequately protect our information assets from cyber-based attacks or other security incidents, our operations could be disrupted.

We are increasingly dependent on information technology, including the Internet, for the storage, processing, and transmission of its electronic, business-related, information assets. We leverage our internal information technology infrastructures, and those of our service providers, to enable, sustain, and support our global business interests. In the event that we or our service providers are unable to prevent, detect, and remediate cyber-based attacks or other security incidents in a timely manner, our operations could be disrupted or we may incur financial or reputational losses arising from the theft, alteration, misuse, unauthorized disclosure, or destruction of its information assets.

We are subject to a pending tax proceeding in Denmark, and an adverse decision would reduce our liquidity and profitability.

We have received income tax assessments from the Danish Tax Authority (“SKAT”). We believe we have meritorious defenses to the proposed adjustments and will oppose the assessments as necessary in the appropriate Danish venue. We believe the litigation process to reach a final resolution of this matter could potentially extend over a number of years. If we are not successful in defending our position that we owe no additional taxes, we could be required to pay a significant amount to SKAT, which could adversely impact our liquidity and profitability. For a description of these assessments and additional information with respect to these assessments and the various related legal proceedings, see “Legal Proceedings” included in Part I, ITEM 3 of this Report and Note 14, “Income Taxes”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report, and "Management's Discussion and Analysis" included in Part II, ITEM 7 of this Report.

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

Our ability to service our indebtedness depends on our ability to maintain our profitability. We may not be able to maintain our profitability on a quarterly or annual basis in future periods. Further, our profitability will depend upon a number of factors, including without limitation:

•	general economic conditions in the markets in which we sell our products and the impact on consumers and retailers;

•	the level of competition in the mattress and pillow industry;

•	our ability to successfully identify and respond to emerging trends in the mattress and pillow industry;

•	our ability to successfully launch new products;

•	our ability to effectively sell our products through our distribution channels in volumes sufficient to drive growth and leverage our cost structure and advertising spending;

•	our ability to reduce costs, including our ability to align our cost structure with sales in the existing economic environment;

•	our ability to absorb fluctuations in commodity costs;

•	our ability to maintain efficient, timely and cost-effective production and utilization of our manufacturing capacity;

•	our ability to maintain efficient, timely and cost-effective delivery of our products; and

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

Each year we invest significant time and resources in research and development to improve our product offerings. In 2013 and 2014 we had a large number of new product launches, and we expect that trend to continue in 2015 and subsequent years. There are a number of risks inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, introduction costs, the speed of the rollout of the product and manufacturing inefficiencies may be greater than anticipated, which could impact profitability.

We may not be able to successfully integrate and combine the legacy Tempur and Sealy businesses, which could cause our business to suffer.

Our acquisition of Sealy was significant, and we have integrated the legacy Tempur and Sealy businesses in many areas of the organization, especially in North America. If we do not successfully integrate the remaining North America and International operations, personnel and technology, we may experience interruptions in our business activities, deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, in 2015, our integration activities include the startup of a new manufacturing and distribution center in Indianapolis, IN and related closures of other facilities. If we are unable to efficiently manage the production and distribution at this new facility, this could disrupt our product supply and increase our distribution and other operating costs.

We may also experience difficulties in combining our legacy cultures, maintaining employee morale and retaining key employees. The integration may also impose substantial demands on our management and our employees. There is no assurance that improved operating results will be achieved as a result of the Sealy Acquisition or that the businesses will be successfully integrated in a timely manner.

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

In addition to seasonal fluctuations, the demand for our products can fluctuate significantly based on a number of other factors, including general economic conditions, consumer confidence, the timing and significance of new product introductions or price increases announced by us or our competitors and promotions we offer or offered by our competitors.

We are subject to risks from our international operations, such as complying with U.S. and foreign laws, foreign exchange exposure, tariffs, increased costs, political risks and our ability to expand in certain international markets, which could impair our ability to compete and our profitability.

We are a global company, selling our products in approximately 100 countries worldwide. We generated approximately 27% of our net sales outside of the United States in 2014, and we continue to pursue additional international opportunities. We also participate in international license and joint venture arrangements with independent third parties. Our international operations are subject to the customary risks of operating in an international environment, including complying with U.S. laws affecting operations outside of the United States such as the Foreign Corrupt Practices Act; complying with foreign laws and regulations, including disparate anti-corruption laws and regulations; risks associated with varying local business customs; and the potential imposition of trade or foreign exchange restrictions, tariffs and other tax increases, fluctuations in exchange rates, inflation and unstable political situations and labor issues. We are also limited in our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Sealy® bedding products. Fluctuations in the rate of exchange between currencies in which we do business may affect our financial condition or results of operations.

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

We provide our consumers warranties on our products ranging from 3 to 25 years. Due to the increase in new product introductions in recent years, we may still see significant warranty claims on products under warranty which are early in their product life cycles. As of March 1, 2014, we shortened our Tempur North America segment mattress warranty coverage from 25 years to 10 years to align with the industry standard. Also, in line with our strategy, as we continue to innovate to provide new products to our customers, we could be susceptible to unanticipated risks with our warranty claims, which could impair our liquidity and profitability.

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

We are subject to interest rate risk in connection with the variable rate debt under our debt agreements. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. On August 8, 2011, we entered into a four-year interest rate swap agreement to manage interest costs and the risk of changing interest rates associated with a portion of the borrowings outstanding under our credit facilities. The outstanding notional principal amount of the swap is $150.0 million as of December 31, 2014. The interest rate swap expires on December 30, 2015. For information regarding our sensitivity to changes in interest rates, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, ITEM 7A of this Report.

Loss of suppliers and disruptions in the supply of our raw materials could increase our costs of sales and reduce our ability to compete effectively.

We acquire raw materials and certain components from a number of suppliers with manufacturing locations around the world. If we were unable to obtain raw materials and certain components from these suppliers, we would have to find replacement suppliers. Any substitute arrangements for raw materials and certain components might not be on terms as favorable to us. In addition, we outsource the procurement of certain goods and services from suppliers in foreign countries. If we were no longer able to outsource through these suppliers, we could source it elsewhere, perhaps at a higher cost. In addition, if one of our major suppliers, or several of our suppliers, declare bankruptcy or otherwise cease operations, or if any new suppliers fail to ramp up production as quickly as required, our supply chain could be materially disrupted. We maintain relatively small supplies of our raw materials and outsourced goods at our manufacturing facilities, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales or could cause an increase in our cost of sales, either of which could decrease our liquidity and profitability.

We are dependent upon single source suppliers for certain structural components or assembly of specific product lines within the Sealy brand portfolio. These products are purchased under a supply agreement and are manufactured in accordance with proprietary designs jointly owned by us and the supplier. If we experience a loss or disruption in its supply of these products, we may have difficulty sourcing substitute components on favorable terms. In addition, any alternative source may impair product performance or require Sealy to alter the manufacturing process relating to these products, which could have an adverse effect on profitability.

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

The benefits we expect to achieve as a result of the Sealy Acquisition will depend, in part, on our ability to realize anticipated growth opportunities. For example, in 2014 we introduced a number of Sealy products to retailers in certain European and Asian markets. Our success in realizing these growth opportunities, and the timing of this realization, depends on the successful integration of Sealy’s business and operations with our business and operations. Even if we are able to integrate our business with Sealy’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities we currently expect from this integration within the anticipated time frame or at all. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. In addition, certain retail customers of our combined company could determine that the combined company's business has too much exposure to that retail customer, and reduce focus on our products or otherwise promote competitors’ products more aggressively, which could have a material adverse effect on the combined company's sales and offset the expected from the Sealy Acquisition. Accordingly, the benefits from the Acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue and expense assumptions to be inaccurate.

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

As a result of the Sealy Acquisition, we acquired Sealy subject to all of its liabilities, including contingent liabilities. If there are unknown obligations, our business could be materially and adversely affected. We may learn additional information about Sealy’s business that adversely affects us, such as unknown liabilities, or issues that could affect our ability to comply with applicable laws. As a result, we cannot assure you that the acquisition of Sealy will be successful or will not, in fact, harm our business. Among other things, if Sealy’s liabilities are greater than expected, or if there are material obligations of which we are not currently aware, our business could be materially and adversely affected. If we become responsible for substantial uninsured liabilities, such liabilities may have a material adverse effect on our financial condition and results of operations.

We will continue to incur significant integration costs in connection with the Sealy Acquisition.

We have incurred and expect to incur additional significant costs associated with completing the Sealy Acquisition and integrating the operations of the two companies. The substantial majority of these costs will be non-recurring expenses resulting from the Sealy Acquisition related to facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and acquisition costs over time, this net benefit may not be achieved in the near term, or at all.

As part of the Sealy Acquisition, we assumed a portion of Sealy’s 8.0% Senior Secured Third Lien Convertible Notes due 2016 (“8.0% Sealy Notes”), which could impact our liquidity, and increases our leverage and risk of default.

A portion of the 8.0% Sealy Notes remain outstanding after completion of the Sealy Acquisition. Holders of the 8.0% Sealy Notes may choose to convert to cash the amount outstanding at their discretion prior to maturity. Upon conversion prior to maturity, we would be required to pay the holders within 3 business days after the receipt of the notice of conversion. The conversion of an unusually large number of the 8.0% Sealy Notes prior to maturity could have a significant impact on our liquidity. For additional information regarding the 8% Sealy Notes, “Management’s Discussion and Analysis” included in Part II, ITEM 7 of this Report and Note 6, “Debt”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

The loss of the services of any members of our senior management team could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

We depend on the continued services of our senior management team. As we integrate and combine Sealy with our business, we expect that key senior management team members will leave. The loss of key personnel could have a material adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. We do not maintain key-person insurance for members of our senior management team.

Deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of December 31, 2014, we had approximately 6,400 full-time employees. Approximately 35.0% of our employees are represented by various labor unions with separate collective bargaining agreements or government labor union contracts for certain international locations. Our North American collective bargaining agreements, which are typically three years in length, expire at various times during any given three year period. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew our various collective bargaining agreements on a timely basis or on favorable terms, or at all. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

The three legacy Tempur-Pedic manufacturing locations are certified to ISO 14001:2004. This is a voluntary standard that provides a framework for an environmental management system. Each Tempur-Pedic facility sets site-specific goals for continually improving its performance within this important area. Environmental goals may include reducing energy consumption, improving water conservation, generating less waste, and recycling. Our system is audited by an independent third party to ensure we are making progress toward our stated goals. As part of the integration efforts, projects are ongoing at Sealy manufacturing facilities to implement similar environmental measures.

We have made and will continue to make capital and other expenditures to comply with environmental and health and safety requirements. With respect to the acquisition of Sealy, we could incur costs related to certain remediation activities. In particular, Sealy is currently addressing the clean-up of environmental contamination at certain of its former facilities. For additional information regarding these remediation activities, Refer to Note 13, “Commitments and Contingencies”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for a discussion of Commitments and Contingencies. In the event of an adverse development or decision by one or more of the governing environmental authorities, additional contamination being discovered with respect to these or other properties or any third parties bringing claims related to these or other properties, these or other matters could have a material effect on our profitability.

Our pension plans are currently underfunded and we may be required to make cash payments to the plans, reducing our available cash.

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

We are subject to taxation in various jurisdictions around the world. In preparing financial statements, we calculate our annual effective income tax rate based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our effective income tax rate, however, may be higher due to numerous factors, including changes in accounting, tax laws or regulations. A significantly higher effective income tax rate than currently anticipated could have an adverse effect on our business, results of operations and liquidity.

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

•
changes in estimates by securities analysts of our financial performance or the financial performance of our competitors or statements by others in the investment community relating to such performance;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding our principal Tempur Sealy facilities at December 31, 2014.

Name	Location	Approximate Square Footage	Title	Type of Facility
Tempur North America
Tempur Production USA, LLC	Albuquerque, New Mexico	800,000	Leased	Manufacturing
Tempur Production USA, LLC	Duffield, Virginia	540,000	Owned	Manufacturing
Tempur-Pedic Management, LLC	Lexington, Kentucky	128,000	Owned	Office
Tempur International
Dan-Foam ApS	Aarup, Denmark	517,000	Owned	Manufacturing
Tempur Deutschland GmbH	Steinhagen, German	121,000	Owned	Warehouse
Sealy
Sealy Mattress Co. of Albany, Inc.	Green Island, New York	257,000	Leased	Manufacturing
Ohio-Sealy Mattress Manufacturing Co.	Conyers, Georgia	278,000	Owned	Manufacturing
Sealy Mattress Company of Illinois	Batavia, Illinois	210,000	Leased	Manufacturing
Sealy Texas Management, Inc.	Brenham, Texas	220,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Denver, Colorado	69,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Trinity, North Carolina	151,000	Owned	Manufacturing
Sealy Mattress Co. of Kansas City, Inc.	Kansas City, Kansas	122,000	Leased	Manufacturing
Sealy Mattress Company	Medina, Ohio	142,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Orlando, Florida	225,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Phoenix, Arizona	252,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Richmond, California	240,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	South Gate, California	178,000	Leased	Manufacturing
Sealy of Minnesota, Inc.	St Paul, Minnesota	89,000	Owned (a)	Manufacturing
Sealy of Maryland and Virginia, Inc.	Williamsport, Maryland	144,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Plainfield, Indiana	614,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Lacey, Washington	134,000	Leased	Manufacturing
The Ohio Mattress Company Licensing & Components Group, Inc.	Mountain Top, Pennsylvania	210,000	Leased	Manufacturing
Sealy Mattress Company	Medina, Ohio	15,000	Leased	Warehouse
Sealy Canada, Ltd	Alberta, Canada	145,000	Owned (a)	Manufacturing
Sealy Canada, Ltd	Ontario, Canada	131,000	Leased	Manufacturing
Sealy Canada, Ltd	Quebec, Canada	76,000	Owned (a)	Manufacturing
Sealy Argentina SRL	Buenos Aires, Argentina	85,000	Owned	Manufacturing
Sealy Mattress Company Mexico, S. de R.L. de C.V.	Toluca, Mexico	157,000	Owned	Manufacturing
Sealy do Brasil, Limitada	Sorocaba, Brazil	92,000	Owned (b)	Manufacturing
Sealy Mattress Company of Puerto Rico	Carolina, Puerto Rico	59,000	Owned (a)	Manufacturing
Sealy Uruguay SRL	Montevidea, Uruguay	40,000	Leased	Manufacturing

(a)	We have granted a mortgage or otherwise encumbered our interest in this facility as collateral for secured indebtedness.

(b)	This facility represents our former manufacturing facility in Brazil which is currently being leased to a third party over a period of twelve years.

 In addition to the properties listed above, we have other facilities in other countries, the majority under leases with one to ten year terms. The manufacturing facility in Albuquerque, New Mexico is leased as part of the related industrial revenue bond financing. We have an option to repurchase the property for one dollar upon termination of the lease.

We believe that our existing properties are suitable for the conduct of our business, are adequate for our present needs and will be adequate to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

(a) Norfolk County Retirement System, Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 20, 2012

Arthur Benning, Jr., Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 25, 2012

On June 20 and 25, 2012, the above suits were filed against the Company and two named executive officers in the United States District Court for the Eastern District of Kentucky, purportedly on behalf of a proposed class of stockholders who purchased the Company’s stock between January 25, 2012 and June 5, 2012. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, false and misleading statements and concealment of material information concerning the Company’s competitive position, projected net sales, earnings per diluted share and related financial performance for the Company’s 2012 fiscal year. The plaintiffs seek damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief. On November 2, 2012, the Court consolidated the two lawsuits and on March 6, 2013, plaintiffs filed a consolidated complaint. On March 31, 2014, the Court issued an Order granting the Company’s motion to dismiss with prejudice the consolidated complaint. The Court issued its memorandum of opinion and entered final judgment on May 23, 2014. On June 6, 2014, the plaintiffs filed a notice of appeal. The Company intends to vigorously defend against the claims. The outcome of these matters is uncertain, however, and although the Company does not currently expect to incur a loss with respect to these matters, the Company cannot currently predict the manner and timing of the resolution of the suit, an estimate of a range of losses or any minimum loss that could result in the event of an adverse judgment in this suit, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(b) Sealy Mattress Company of NJ, Inc., David Hertz, individually, as trustee of, respectively, the Allison Lindsay Hertz Trust, the Samuel Douglas Hertz Trust, the Sydney Lauren Hertz Trust, the U/A DTD 08/21/97 Andrew Michael Marcus Trust, the U/A DTD 08/21/97 Julia Robyn Marcus Trust, and the U/A DTD 08/21/97 James Daniel Marcus Trust, and as executor of the Estate of Walter Hertz, Lisa Marcus, Rose Naiman, Michael Shoobs, and Diane Shoobs, individually and as custodian of the Robert S. Shoobs UTMA NJ v. Sealy Corporation, filed June 27, 2013.  With respect to the Sealy Acquisition, holders of approximately 3.1 million shares of Sealy common stock sent notices to Sealy purporting to exercise their appraisal rights in accordance with the Merger Agreement executed on September 26, 2012. In order to preserve these appraisal rights, any such former stockholder was required to commence an appraisal proceeding in the Delaware courts within 120 days after March 18, 2013. Sealy has expressly reserved its rights to contest that any or all of such notices were not delivered timely or otherwise not in the form required under Delaware law. On June 27, 2013, an appraisal proceeding was commenced in the Delaware Court of Chancery (the “Appraisal Action”). Sealy will be required to pay the court-determined fair value of the Sealy common stock formerly held by the former Sealy stockholders seeking the appraisal, plus interest at the statutory rate. This could impact the Company’s financial condition and liquidity. The Company believes that the merger consideration was fair and the appraised value should be equal to or less than the merger consideration and, therefore, the case lacks merit. The Company intends to defend against the claims vigorously. This matter is at a very preliminary stage, and the outcome is uncertain. As a result, the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims.

(c) Alvin Todd, and Henry and Mary Thompson, individually and on behalf of all others similarly situated, Plaintiffs v. Tempur Sealy International, Inc., formerly known as Tempur-Pedic International, Inc. and Tempur-Pedic North America, LLC, Defendants; filed October 25, 2013

On October 25, 2013, a suit was filed against Tempur Sealy International and one of its domestic subsidiaries in the United States District Court for the Northern District of California, purportedly on behalf of a proposed class of “consumers” as defined by Cal. Civ. Code § 1761(d) who purchased, not for resale, a Tempur-Pedic mattress or pillow in the State of California. On November 19, 2013, the Company was served for the first time in the case but with an amended petition adding additional class representatives for additional states. The purported classes seek certification of claims under applicable state laws.

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

(d) German Regulatory Investigation. The German Federal Cartel Office (FCO) has conducted unannounced inspections of the premises of several mattress wholesaler/manufacturers including our German subsidiary. The order permitting the inspection and collection of records alleged “vertical price fixing”. The FCO's review is ongoing but we have yet to receive any  statement of objections regarding any alleged claims against the Company.  If claims are asserted by the FCO, the Company intends to defend against the claims vigorously.  The outcome of the FCO's review  is uncertain; however, given the inherent uncertainties involved, the outcome of this matter cannot be predicted and the amount of any potential loss cannot be reasonably estimated. A negative outcome in this case could have a material adverse effect on the Company.

(e) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, and the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2014 for $2.5 million associated with this remediation project.

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

(f) Income tax assessments. The Company has received income tax assessments from the Danish Tax Authority (“SKAT”). The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments, as necessary in the appropriate Danish venue. The Company believes the litigation process to reach a final resolution of this matter could potentially extend over the next five years. If the Company is not successful in defending our position that the Company owes no additional taxes, the Company could be required to pay a significant amount to SKAT, which could impair or reduce our liquidity and profitability. For a description of these assessments and additional information with respect to these assessments and the various related legal proceedings, see Note 14, “Income Taxes” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

The following table sets forth the high and low sales prices per common share, at closing, of our common stock as reported by the NYSE.

	Price Range
	High	Low
Fiscal 2013
First Quarter	$51.02	$32.11
Second Quarter	50.49	39.44
Third Quarter	47.80	36.12
Fourth Quarter	54.38	37.28

Fiscal 2014
First Quarter	$54.39	$45.64
Second Quarter	59.70	46.79
Third Quarter	61.34	54.28
Fourth Quarter	58.71	49.95

As of February 10, 2015, we had approximately 94 stockholders of record of our common stock.

Dividends

The Company did not pay any dividends in 2014 or 2013. The decision to pay a dividend in future periods is reviewed by our Board of Directors on a periodic basis. Further, the Company is subject to certain customary restrictions on dividends under its Indenture and the 2012 Credit Agreement. See Note 6, "Debt", in our Consolidated Financial Statements, included in Part II, Item 8 of this Report, for a complete discussion of the 2012 Credit Agreement and Indenture.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2014.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock for the three months ended December 31, 2014.

Equity Compensation Plan Information

Equity Compensation Plan Information required by this Item is incorporated by reference from Part III, ITEM 12 of this Report.

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

The following table compares cumulative stockholder returns for the Company over the last five years to the Standard & Poor’s (S&P) 500 Stock Composite Index, and a peer group. The S&P 500 Composite Index is a capitalization weighted index of 500 stocks intended to be a representative sample of leading companies in leading industries within the U.S. economy, and are chosen for market size, liquidity and industry group representation. We believe the peer group closely reflects our business and, as a result, provides meaningful comparison of stock performance.

The peer issuers included in this graph are set forth below:

Peer Group

Brunswick Corp.	Harman International Industries, Inc.	Newell Rubbermaid Inc.
Carter's, Inc.	Hasbro, Inc.	Polaris Industries Inc.
Columbia Sportswear Co.	Jarden Corp.	Select Comfort Corp.
Deckers Outdoor Corp.	Leggett & Platt, Inc.	Steelcase Inc.
Dorel Industries Inc.	Lexmark International, Inc.	Tupperware Brands Corp.
Fossil Group, Inc.	Mattress Firm Holding Corp.	Under Armour, Inc.
Gildan Activewear Inc.	Herman Miller, Inc.	Williams-Sonoma, Inc.
Hanesbrands Inc.	Mohawk Industries, Inc.	Wolverine World Wide, Inc.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Tempur Sealy International, Inc.	$100.00	$169.53	$222.30	$133.26	$228.35	$232.37
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	137.92	135.91	176.47	273.91	319.38

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. We have derived our statements of income and balance sheet data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 from our audited financial statements. Our financial statements as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 are included in ITEM 15, under Part IV of this Report.

(in millions, except per common share amounts)
Statement of Income Data:	2014	2013 (1)	2012	2011	2010
Net sales	$2,989.8	$2,464.3	$1,402.9	$1,417.9	$1,105.4
Cost of sales	1,839.4	1,449.4	688.3	674.8	550.0
Gross profit	1,150.4	1,014.9	714.6	743.1	555.4
Operating expense	874.1	771.1	466.3	402.6	309.5
Operating income	276.3	243.8	248.3	340.5	245.9
Interest expense, net	91.9	110.8	18.8	11.9	14.5
Loss on disposal, net	23.2	—	—	—	—
Other (income) expense, net	(13.7)	5.0	0.3	0.2	0.5
Income before income taxes	174.9	128.0	229.2	328.4	230.9
Income tax provision	(64.9)	(49.1)	(122.4)	(108.8)	(73.7)
Net income before non-controlling interest	110.0	78.9	106.8	219.6	157.2
Less: income attributable to non-controlling interest	1.1	0.3	—	—	—
Net income attributable to Tempur Sealy International, Inc.	$108.9	$78.6	$106.8	$219.6	$157.2

Balance Sheet Data (at end of period):
Cash and cash equivalents	$62.5	$81.0	$179.3	$111.4	$53.6
Total assets (2)	2,662.6	2,729.9	1,319.5	838.2	716.0
Total debt (2)	1,574.6	1,808.9	1,025.0	585.0	407.0
Capital leases	27.7	27.6	—	—	—
Redeemable non-controlling interest	12.6	11.5	—	—	—
Total stockholders' equity	202.7	118.6	22.3	30.8	126.0

Other Financial and Operating Data:
Dividends per common share	$—	$—	$—	$—	$—
Depreciation and amortization (3)	89.7	91.5	42.0	51.0	44.0
Net cash provided by operating activities	225.2	98.5	189.9	248.7	184.1
Net cash used in investing activities	(10.4)	(1,213.0)	(55.0)	(36.1)	(37.5)
Net cash provided by (used in) financing activities	(238.1)	1,013.4	(70.8)	(148.9)	(106.4)
Basic earnings per common share	1.79	1.30	1.74	3.27	2.23
Diluted earnings per common share	1.75	1.28	1.70	3.18	2.16
Capital expenditures	47.5	40.0	50.5	29.5	18.1

(1)
Includes Sealy results of operations from March 18, 2013 through December 31, 2013. Information presented for periods prior to March 18, 2013 do not include Sealy and as a result, the information may not be comparable. Refer to Note 3, “Acquisitions and Divestitures” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for additional information regarding the Sealy Acquisition.

(2)
Includes issuance of $375.0 million of Senior Notes in December 2012, with cash proceeds held in escrow at December 31, 2012. The net proceeds from the Senior Notes were used as part of the financing for the Sealy Acquisition. Refer to Note 6, “Debt” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for additional information regarding the Senior Notes.

(3)
Includes $13.4 million, $16.9 million, $5.7 million, $16.7 million, and $11.6 million in non-cash stock-based compensation expense related to restricted stock units, performance restricted stock units, deferred stock units and stock options in 2014, 2013, 2012, 2011, and 2010, respectively.

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the years ended December 31, 2014, 2013 and 2012, including the following topics:

•	an overview of our business, including the acquisition of Sealy Corporation and its historical subsidiaries (“Sealy”) that closed on March 18, 2013 ("Sealy Acquisition");

•	the effect of the foregoing on our overall financial performance and condition;

•	our net sales and costs in the periods presented as well as changes between periods; and

•	expected sources of liquidity for future operations.

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

Business Segments

We have three reportable business segments: Tempur North America, Tempur International, and Sealy. These reportable segments are strategic business units that are managed separately. Our Tempur North America segment consists of two U.S. manufacturing facilities and our Tempur North America distribution subsidiaries. Our Tempur International segment consists of our manufacturing facility in Denmark, whose customers include all of our distribution subsidiaries and third party distributors outside our Tempur North America and Sealy segments. Additionally, in 2014 our Tempur International segment acquired the Sealy brand rights for continental Europe and Japan from Sealy licensees. Net sales from the Sealy products we have introduced to these markets are included in our Tempur International segment results. Our Sealy segment consists of company-owned and operated bedding and manufacturing facilities located around the world, along with distribution subsidiaries, joint ventures, and licensees. We evaluate segment performance based on net sales and operating income.

Strategy

We are the world’s largest bedding provider and the only provider with global scale. For a complete overview of our business, including a description of our segments, see "Business" under Part I, ITEM I of this Report. We believe our future growth potential is significant in our existing markets and through expansion into new markets. Our goal is to improve the sleep of more people, every night, all around the world. It is our goal to become the share leader in every country we compete in.  In order to achieve our long-term growth potential while managing the current economic and competitive environment, we will focus on investing in our brands, developing consumer-preferred products, expanding distribution and striving for highest dealer advocacy and, where appropriate, making strategic acquisitions. In addition, we will focus on improving our cost competitiveness to fund our investments, expand margins and grow stockholder value. Our strategy will focus on the key strategic growth initiatives described below:

Brands

We will increase our investment in advertising and marketing for each of our key brands to increase consumer awareness, preference and loyalty.  We will also invest in in-store marketing and direct sales to maximize our sales opportunity driven from national brand and retailer advertising.

Products

We will continue to invest in research and development to leverage the combined technologies of our comprehensive portfolio of products to deliver a stream of innovative, consumer-preferred products in each element of our portfolio. Our goal is to provide consumers the best bed and best sleep of their life and to provide our retailers a complete and optimal offering across brands, products, and prices to drive growth. We will also pursue opportunities to enter or develop new product categories.

Distribution

We will expand distribution globally, in existing and new markets, and strive for highest dealer advocacy by investing in and supporting our brands and products, and providing superior service.

Acquisitions

We may pursue strategic acquisitions of complementary companies from time to time, including existing licensees, joint ventures and third party distributors, as well as other strategic international brands in existing markets.

Factors That Could Impact Results of Operations

The factors outlined below could impact our future results of operations. For more extensive discussion of these and other risk factors, please refer to "Risk Factors", under Part I, ITEM 1A in this Report.

General Business and Economic Conditions

Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to continue. We continued to make strategic investments, including: introducing new products; investing in increasing our global brand awareness; extending our presence and improving our Retail account productivity and distribution; investing in our operating infrastructure to meet the requirements of our business; and taking other actions to further strengthen our business.

Exchange Rates

As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between our subsidiaries and their customers and suppliers, as well as among certain subsidiaries. These hedging transactions may not succeed in managing our foreign currency exchange rate risk. Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Should currency rates change sharply, our results could be negatively impacted. In 2014, foreign currency exchange rate changes negatively impacted our net income by approximately 7.5%. In 2015, we expect foreign currency exchange rate changes will continue to negatively impact our results of operations, and this impact will be more significant in 2015 than in 2014.

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

Our Tempur North America segment competes primarily in the non-innerspring mattress category as well as hybrid mattress categories, and contributed 33.2% of our net sales for the year ended December 31, 2014. Our Sealy segment competes across the industry in both the innerspring and non-innerspring categories and contributed 51.0% of our net sales for the year ended December 31, 2014. The non-innerspring and innerspring mattress categories are highly competitive, with many competitor products supported by aggressive marketing campaigns and promotions. As a result of this competition, our results could be impacted.

Gross Margins

Our gross margin is primarily impacted by the relative amount of net sales contributed by our business segments. The Sealy segment operates at a significantly lower gross margin than the Tempur North America and Tempur International segments. Our Sealy segment offers mattress products which range from value to premium priced offerings. Gross margins are typically higher on premium compared to value priced mattresses. Our Tempur North America and Tempur International segments offer exclusively premium priced mattresses. Additionally, our Tempur North America gross margin has historically been lower than that of our Tempur International segment.

We acquired Sealy on March 18, 2013, and 2014 was the first fiscal year that included a full year of Sealy results. Sealy's net sales were 51.0% and 45.2% of our total net sales for the years ended December 31, 2014 and 2013, respectively. Due to Sealy's increase as a percentage of our total net sales in 2014, our gross margin was lower in 2014 as compared to 2013. We expect this negative impact on gross margin to continue in the future, primarily resulting from the anticipated growth of Sealy products sold through our Tempur International segment, which will continue to unfavorably impact our gross margin.

Our gross margin is also impacted by fixed cost leverage; the cost of raw materials; operational efficiency; product, channel and geographic mix; volume incentives offered to certain retail accounts; and costs associated with new product introductions. Future increases in raw material prices could have a negative impact on our gross margin if we are unable to offset them through price increases or cost productivity initiatives. Our gross margin can also be impacted by our operational efficiencies, including the particular levels of utilization in our manufacturing facilities. If we increase our net sales significantly, the effect of this operating leverage could have a positive impact on our gross margin. Conversely, if we experience decreases in our net sales, the effect of this operating deleverage could have a significant negative impact on our gross margin. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas sales in our Direct channel are at retail prices.

In 2015, we expect gross margin to benefit from cost productivity and synergies, pricing and leverage, offset by investments in new products, product and channel mix and the effect of changes in foreign exchange rates. We also expect foreign exchange to negatively impact our gross margin, due to our foreign subsidiaries where a significant portion of their material costs are denominated in U.S. dollars.

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

Financial Leverage and Liquidity

As of December 31, 2014, we had $1,602.3 million of debt outstanding, and our stockholders’ equity was $202.7 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available. As of December 31, 2014, our ratio of funded debt less qualified cash to adjusted EBITDA was 3.89 times, within the covenant in our debt agreements which limits this ratio to 4.75 times for the year ended December 31, 2014. For more information on this non-GAAP measure, please refer to the section set forth below “Non-GAAP Financial Measures”.

Sealy Integration

Our Sealy Acquisition is significant, and we may not be able to successfully complete the integration and combination of the operations, personnel and technology of Sealy with our operations. Because of the size and complexity of Sealy’s business, if we do not successfully manage integration, we may experience interruptions in our business activities, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration may also impose substantial demands on our management. There is no assurance that improved operating results will be achieved as a result of the Sealy Acquisition or that the businesses will be successfully integrated in a timely manner.

Sealy Acquisition

On March 18, 2013, we completed the Sealy Acquisition. Refer to Note 3, “Acquisitions and Divestitures”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for a discussion of the Sealy Acquisition. Pursuant to the merger agreement, each share of common stock of Sealy issued and outstanding immediately prior to the effective date of the Sealy Acquisition was canceled and (other than shares held by Sealy or Tempur-Pedic or their subsidiaries or Sealy stockholders who properly exercised their appraisal rights) converted into the right to receive $2.20 in cash. The total purchase price was $1,172.9 million, which was funded using available cash and financing consisting of our 2012 Credit Agreement and Senior Notes. Refer to Note 6, “Debt”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for the definition of these terms and further discussion. The purchase price of Sealy, including debt assumed, consisted of the following items:

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

Results of Operations

A summary of our results for the year ended December 31, 2014 include:

•
Earnings per diluted common share (“EPS”) for the full year 2014 were $1.75 compared to EPS of $1.28 per diluted share for the full year 2013. The 2014 results reflect a loss on the disposal of the Sealy innerspring component facilities, integration costs associated with the continued alignment of the business, and certain non-recurring items, including financing costs and income from a partial settlement of a legal dispute. The 2013 results include results for Sealy from March 18, 2013, the acquisition date, and also reflect transaction and integration costs related to the acquisition of Sealy, financing costs related to the refinancing of our Term A and Term B loans under our 2012 Credit Agreement, as well as tax provision adjustments related to the repatriation of foreign earnings utilized in connection with the Sealy Acquisition.

•
Adjusted EPS were $2.65 for the full year 2014 as compared to adjusted EPS $2.38 for the full year 2013. Unfavorable foreign exchange impacted adjusted EPS by $0.15 for the full year 2014 as compared to the full year 2013. In 2015, we expect foreign exchange will continue to negatively impact adjusted EPS, and the impact will be more significant in 2015 than it was in 2014. For a discussion and reconciliation of EPS to adjusted EPS, which is a non-GAAP measure, refer to the non-GAAP financial information set forth below under the heading “Non-GAAP Financial Information”.

•
Net income for the full year 2014 was $108.9 million as compared to net income of $78.6 million for the full year 2013. Adjusted net income was $164.6 million for the full year 2014 as compared to adjusted net income of $146.4 million for the full year 2013. For a discussion and reconciliation of net income to adjusted net income, which is a non-GAAP measure, refer to the non-GAAP financial information set forth below under the heading “Non-GAAP Financial Information”.

•
Net sales increased 21.3% to $2,989.8 million for the full year 2014 compared to $2,464.3 million for the full year 2013. On a constant currency basis, net sales for the full year 2014 increased 23.0%. The net sales increase was driven by Sealy's results being reflected for the full year ended December 31, 2014 as compared to the post-acquisition period of March 18, 2013 through December 31, 2013, as well as growth in each of our three business segments. In 2015, we expect foreign exchange will continue to negatively impact net sales, and the impact will be more significant in 2015 than it was in 2014.

•
Gross margin for the full year 2014 was 38.5% as compared to 41.2% for the full year 2013. The gross margin decreased primarily as a result of lower gross margins in each of our three business segments, and the inclusion of Sealy, which has lower margins than the Tempur North America and Tempur International segments, for the full year ended December 31, 2014 as compared to the post-acquisition period of March 18, 2013 through December 31, 2013.

•
Operating income for the full year 2014 was $276.3 million as compared to $243.8 million for the full year 2013. Operating income for the full year 2014 and 2013 included $43.8 million integration and financing costs and $44.6 million of integration and transaction costs related to the Sealy Acquisition, respectively. In 2015, we expect foreign exchange will continue to negatively impact operating income, and the impact will be more significant in 2015 than it was in 2014.

We may refer to net sales or earnings or other historical financial information on a “constant currency basis”, which is a non-GAAP measure. These references to constant currency basis do not include operational impacts that could result from fluctuations in foreign currency rates. To provide information on a constant currency basis, the applicable financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Constancy currency information is not recognized under U.S. GAAP, and it is not intended as an alternative to U.S. GAAP measures. Refer to ITEM 7A under Part II of this Report.

The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Year Ended December 31,
(in millions, except per common share amounts)	2014		2013		2012
Net sales	$2,989.8	100.0%	$2,464.3	100.0%	$1,402.9	100.0%
Cost of sales	1,839.4	61.5	1,449.4	58.8	688.3	49.1
Gross profit	1,150.4	38.5	1,014.9	41.2	714.6	50.9
Selling and marketing expenses	619.9	20.7	522.9	21.2	319.1	22.7
General, administrative and other	280.6	9.4	266.3	10.8	147.2	10.5
Equity income in earnings of unconsolidated affiliates	(8.3)	(0.3)	(4.4)	(0.2)	—	—
Royalty income, net of royalty expense	(18.1)	(0.6)	(13.7)	(0.6)	—	—
Operating income	276.3	9.3	243.8	10.0	248.3	17.7

Other expense, net:
Interest expense, net	91.9	3.1	110.8	4.5	18.8	1.3
Loss on disposal, net	23.2	0.8	—	—	—	—
Other (income) expense, net	(13.7)	(0.4)	5.0	0.2	0.3	—
Total other expense	101.4	3.5	115.8	4.7	19.1	1.3

Income before income taxes	174.9	5.8	128.0	5.3	229.2	16.4
Income tax provision	(64.9)	(2.2)	(49.1)	(2.0)	(122.4)	(8.7)
Net income before non-controlling interest	110.0	3.6	78.9	3.3	106.8	7.7
Less: Net income attributable to non-controlling interest	1.1	—	0.3	—	—	—
Net income attributable to Tempur Sealy International, Inc.	$108.9	3.6%	$78.6	3.3%	$106.8	7.7%

Earnings per common share:
Diluted	$1.75		$1.28		$1.70
Weighted average common shares outstanding:
Diluted	62.1		61.6		62.9

CONSOLIDATED SUMMARY

Net sales and gross profit

(in millions, except percentages)	2014	2013	2012	Percentage change 2014 vs. 2013	Percentage change 2013 vs. 2012
Net sales	$2,989.8	$2,464.3	$1,402.9	21.3%	75.7%

Net sales by segment:
Tempur North America	993.2	910.0	964.3	9.1%	(5.6)%
Tempur International	472.0	439.6	438.6	7.4%	0.2%
Sealy	1,524.6	1,114.7	—	36.8%	—%

Gross profit	1,150.4	1,014.9	714.6	13.4%	42.0%
Gross margin	38.5%	41.2%	50.9%	(2.7)%	(9.7)%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process. The principal factors impacting gross profit and gross margin for each segment are discussed below in the respective segment discussions.

Year ended December 31, 2014 compared to year ended December 31, 2013

Net sales increased $525.5 million, or 21.3%. The increase was due to Sealy's results being reflected for the full year ended December 31, 2014 as compared to the post-acquisition period March 18, 2013 through December 31, 2013, and growth in each of our three reportable business segments. On a constant currency basis, net sales for the full year 2014 increased 23.0%.

Gross profit increased $135.5 million, or 13.4%. Gross margin declined 270 basis points. Sealy's gross profit increased $109.2 million due to Sealy's results being reflected for the full year ended December 31, 2014 as compared to the post acquisition period March 18, 2013 through December 31, 2013. Sealy's gross margin for the year ended December 31, 2014 was 30.3%, which unfavorably impacted consolidated gross margin by 100 basis points. The Sealy segment operates at a lower gross margin than the Tempur North America and Tempur International segments. Therefore, our gross margins have been negatively impacted as Sealy's net sales have increased as percentage of our consolidated net sales. Consolidated gross margin was also impacted by unfavorable product and channel mix of 210 basis points and unfavorable foreign exchange impact of 80 basis points, partially offset by manufacturing and sourcing improvements of 80 basis points.

Effective January 1, 2015, we realigned our organizational structure. As a result of these changes, we will operate in two business segments: North America and International. North America includes results for the U.S. and Canada, and International includes results for all subsidiaries outside the U.S. and Canada. Corporate operating expenses will not be included in either of the segments and will be presented separately as a reconciling item to consolidated results.

Year ended December 31, 2013 compared to year ended December 31, 2012

Net sales increased $1,061.4 million, or 75.7%. The increase was due to the inclusion of Sealy’s net sales of $1,114.7 million for the post-acquisition period from March 18, 2013 to December 31, 2013.

Gross profit increased $300.3 million, or 42.0%. Gross margin decreased 9.7%. The increase in gross profit was due to the inclusion of Sealy’s gross profit of $352.4 million at a gross margin of 31.6% for the post-acquisition period from March 18, 2013 through December 31, 2013. Sealy’s gross profit also included an incremental cost of $7.7 million associated with the revaluation of finished goods inventory related to the purchase price allocation of the Sealy Acquisition. The increase in gross profit was also offset by Tempur North America’s gross profit decrease of $56.6 million and gross margin decline of 3.4%. The Sealy segment operates at a lower gross margin than the Tempur North America and Tempur International segments. Therefore, our gross margins were negatively impacted as Sealy's net sales increased as percentage of our consolidated net sales.

OPERATING EXPENSES

Selling and Marketing Expenses

(in millions, except percentages)	2014	2013	2012	Percentage change 2014 vs. 2013	Percentage change 2013 vs. 2012
Total selling and marketing	$619.9	$522.9	$319.1	18.6%	63.9%
As a percent of net sales	20.7%	21.2%	22.7%	(0.5)%	(1.5)%
Advertising expenses	326.7	274.2	164.5	19.1%	66.7%
As a percent of net sales	10.9%	11.1%	11.7%	(0.2)%	(0.6)%
Selling and marketing other	293.2	248.7	154.6	17.9%	60.9%
As a percent of net sales	9.8%	10.1%	11.0%	(0.3)%	(0.9)%

Selling and marketing expenses include advertising and media production associated with the promotion of our brands, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, and sales force compensation. We also include in selling and marketing expense certain new product development costs, including market research and new product testing.

Year ended December 31, 2014 compared to year ended December 31, 2013

Selling and marketing expenses increased $97.0 million, or 18.6%, and decreased 0.5% as a percentage of net sales.

Our advertising expenses increased $52.5 million, or 19.1%, and remained relatively flat as a percentage of net sales. The increase in advertising was primarily due to the $49.7 million increase in the Sealy segment's advertising expense for the full year ended December 31, 2014 compared to the post acquisition period March 18, 2013 through December 31, 2013. The Tempur North America segment advertising expenses increased $3.4 million and decreased slightly as a percentage of net sales. In 2015, we plan to maintain a consistent level of marketing and advertising investments as a percentage of net sales.

All other selling and marketing expenses increased $44.5 million, or 17.9%, and decreased slightly as a percentage of net sales. The increase to other selling and marketing expenses was primarily due to the $23.1 million increase in the Sealy segment's other selling and marketing expenses for the full year ended December 31, 2014 compared to the post-acquisition period March 18, 2013 through December 31, 2013. Additionally, the Tempur International segment other selling and marketing expenses increased $18.8 million, driven primarily by additional openings of company-owned stores and integration costs associated with marketing and distributing Sealy products in certain international markets.

Year ended December 31, 2013 compared to year ended December 31, 2012

Selling and marketing expenses increased $203.8 million, or 63.9%, and decreased 1.5% as a percentage of net sales. Our advertising expenses increased $109.7 million, or 66.7%, and remained relatively flat as a percentage of net sales. Sealy’s selling and marketing expenses were $204.5 million for the post-acquisition period from March 18, 2013 through December 31, 2013.

All other selling and marketing expenses increased $94.1 million, or 60.9%, and decreased 0.9% as a percentage of net sales. Sealy’s other selling and marketing expenses were $79.6 million for the post-acquisition period from March 18, 2013 through December 31, 2013.

General, Administrative and Other Expenses

(in millions, except percentages)	2014	2013	2012	Percentage change 2014 vs. 2013	Percentage change 2013 vs. 2012
General, administrative and other expenses	$280.6	$266.3	$147.2	5.4%	80.9%
As a percent of net sales	9.4%	10.8%	10.5%	(1.4)%	0.3%
General, administrative and other expenses include salaries and related expenses, information technology, professional fees, depreciation and amortization of long-lived assets not used in the manufacturing process, expenses for administrative functions and research and development costs.
Year ended December 31, 2014 compared to year ended December 31, 2013

General, administrative and other expenses increased $14.3 million, or 5.4%. The increase was primarily due to the $13.7 million increase in the Sealy segment's general, administrative and other expenses for the full year ended December 31, 2014 compared to the post-acquisition period March 18, 2013 through December 31, 2013. Other general, administrative and other expenses also increased $19.3 million primarily due to increased salaries, professional fees and other costs related to the expanding business. The increase in general, administrative and other expenses were partially offset by an $18.7 million decrease in Sealy Acquisition transaction expenses, which were not incurred in 2014.

Research and development expenses for 2014 were $21.6 million compared to $21.0 million for 2013, an increase of $0.6 million, or 2.9%.

Year ended December 31, 2013 compared to year ended December 31, 2012

General, administrative and other expenses increased $119.1 million, or 80.9%. The increase was primarily due to the inclusion of Sealy’s $97.3 million of general, administrative and other expenses for the post-acquisition period from March 18, 2013 through December 31, 2013.

Research and development expenses for 2013 were $21.0 million compared to $15.6 million for 2012, an increase of $5.4 million, or 34.6%.

OPERATING INCOME

(in millions, except percentages)	2014	2013	2012	Percentage change 2014 vs. 2013	Percentage change 2013 vs. 2012
Operating income	$276.3	$243.8	$248.3	13.3%	(1.8)%
Operating margin	9.2%	9.9%	17.7%	(0.7)%	(7.8)%

Year ended December 31, 2014 compared to year ended December 31, 2013

Operating income increased $32.5 million, or 13.3%, and was primarily impacted by the factors discussed above. On a constant currency basis, operating income for the full year 2014 increased 18.6%. During the full year 2014, equity income in earnings of unconsolidated affiliates and royalty income, net of royalty expense increased $3.9 million and $4.4 million, respectively as a result of the 2013 results only including the post-acquisition period of March 13, 2013 through December 31, 2013. Our royalty income is based on sales of Sealy® and Stearns & Foster® branded products by various licensees and is offset by royalty expenses we pay to other entities for the use of their names on our Sealy branded products. Our equity income in earnings of unconsolidated affiliates represents our 50.0% interest in the earnings of our Asia-Pacific joint ventures whose purpose is to develop markets for Sealy branded products.

               During the full year 2014, we incurred $43.8 million of integration and financing costs in connection with the Sealy Acquisition. During the full year 2013, we incurred $18.7 million of transaction expenses and $25.9 million of integration expenses in connection with the Sealy Acquisition. Integration expenses include legal and other professional fees, domestic distribution network transition expenses, costs associated with the introduction of Sealy products in our Tempur International segment, employee-related transition expenses and other expenses incurred to facilitate the integration and alignment of the legacy Tempur and Sealy businesses. We currently expect integration activities to continue through 2016 as we transition the domestic distribution network and continue to introduce our Sealy products in the Tempur International segment. However, we expect the level of integration expense to decrease over this time period.

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

INTEREST EXPENSE, NET

(in millions, except percentages)	2014	2013	2012	Percentage change 2014 vs. 2013	Percentage change 2013 vs. 2012
Interest expense, net	$91.9	$110.8	$18.8	(17.1)%	489.4%

Year ended December 31, 2014 compared to the year ended December 31, 2013

Interest expense, net, decreased $18.9 million, due to lower average debt levels and interest rates in effect during 2014 as compared to 2013. This was offset by $3.3 million in accelerated amortization of deferred financing costs after a voluntary prepayment of the Term A and Term B loans under our 2012 Credit Agreement. Refer to Note 6, "Debt", in our Consolidated Financial Statements included in Part II, ITEM 8 for additional information regarding the voluntary prepayment of debt.

Year ended December 31, 2013 compared to the year ended December 31, 2012

Interest expense, net, increased $92.0 million. In 2013, we incurred $19.9 million of incremental interest expense and fees on the Senior Notes and our 2012 Credit Agreement for the period prior to March 18, 2013, commitment fees associated with financing for the closing of the Sealy Acquisition, and write off of deferred financing costs associated with the 2011 Credit Facility. In addition, we incurred $8.7 million in prepayment fees related to the refinancing of our Term B Facility in the second quarter of 2013. The remaining increase was due to higher debt levels as a result of the Sealy Acquisition.

LOSS ON DISPOSAL OF BUSINESS

Year ended December 31, 2014 compared to year ended December 31, 2013

Effective June 30, 2014, we completed the sale of our three U.S. innerspring component production facilities and equipment, along with associated working capital, to L&P for total consideration of approximately $47.8 million.  The working capital adjustment period ended in the quarter ended September 30, 2014, which resulted in a cash payment to L&P of $2.8 million, reduced the total consideration received to $45.0 million. The carrying amount of the net assets sold in this transaction, including an allocation of reporting unit goodwill determined using the relative fair value method, was approximately $66.8 million.  As a result, a loss on disposal of business was recorded for $23.2 million for the year ended December 31, 2014, which included $1.4 million of transaction costs and the $2.8 million working capital adjustment.

INCOME BEFORE INCOME TAXES

(in millions, except percentages)	2014	2013	2012	Percentage change 2014 vs. 2013	Percentage change 2013 vs. 2012
Income before income taxes	$174.9	$128.0	$229.2	36.6%	(44.2)%

Year ended December 31, 2014 compared to year ended December 31, 2013

Income before income taxes increased $46.9 million, or 36.6%. This increase was a result of the factors discussed above, as well as $15.6 million of other income from certain other non-recurring items, including income from a partial settlement of a legal dispute.

Year ended December 31, 2013 compared to year ended December 31, 2012

Income before income taxes decreased $101.2 million, or 44.2%. This decrease was a result of the factors discussed above.

INCOME TAXES

(in millions, except percentages)	2014	2013	2012	Percentage change 2014 vs. 2013	Percentage change 2013 vs. 2012
Income tax	$64.9	$49.1	$122.4	32.2%	(59.9)%
Effective tax rate	37.1%	38.4%	53.4%	(1.3)%	(15.0)%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Year ended December 31, 2014 compared to year ended December 31, 2013

Our income tax provision increased $15.8 million and our effective tax rate decreased 1.3 percentage points. During 2013, we undertook a taxable transaction as part of the Sealy Acquisition in which we recognized current taxable income based on the earnings of certain of our foreign subsidiaries and increased the tax previously accrued associated with this transaction. In 2014, upon the filing of our various 2013 U.S. federal and state income tax returns, we finalized the calculation of the tax on this transaction and we recognized an incremental $12.2 million current income tax expense for this transaction to reflect tax positions taken on the various income tax returns when filed.

Year ended December 31, 2013 compared to year ended December 31, 2012

Our income tax provision decreased $73.3 million and our effective tax rate decreased 15.0 percentage points. During 2012, we recorded $48.1 million of additional income tax expense related to our undistributed earnings from non-U.S. operations, which increased our effective tax rate by 21.0%. During 2013, we undertook a taxable transaction as part of the Sealy Acquisition in which we recognized current taxable income based on the earnings of certain of our foreign subsidiaries and increased the tax previously accrued associated with this transaction by $3.6 million.

TEMPUR NORTH AMERICA SEGMENT SUMMARY

(in millions, except percentages)	2014	2013	2012	Percentage change 2014 vs. 2013	Percentage change 2013 vs. 2012
Net sales	$993.2	$910.0	$964.3	9.1%	(5.6)%

Net sales by channel:
Retail	939.5	845.6	876.5	11.1%	(3.5)%
Direct	41.0	49.2	76.2	(16.7)%	(35.4)%
Other	12.7	15.2	11.6	(16.4)%	31.0%

Net sales by product:
Bedding	930.5	830.4	882.3	12.1%	(5.9)%
Other products	62.7	79.6	82.0	(21.2)%	(2.9)%

Gross profit	413.9	392.7	449.3	5.4%	(12.6)%
Gross margin	41.7%	43.2%	46.6%	(1.5)%	(3.4)%

Operating income	84.9	67.6	144.4	25.6%	(53.2)%
Operating margin	8.5%	7.4%	15.0%	1.1%	(7.6)%

Year ended December 31, 2014 compared to year ended December 31, 2013

Tempur North America net sales increased $83.2 million, or 9.1%. The increase was primarily due to a $100.1 million increase in net sales of Bedding products, driven primarily by new product introductions and the increased sales of our adjustable base products. This increase was offset by a $16.9 million decrease in net sales of Other products resulting primarily from the decline in our pillow business. Retail channel net sales increased $93.9 million, or 11.1% driven by the continued success of our new product introductions. Additionally, in the fourth quarter of 2014, certain customers elected to increase their purchases to qualify for higher rebate tiers for the full year 2014. Direct channel net sales decreased $8.2 million, or 16.7%.

Operating income increased $17.3 million, or 25.6%, and was primarily impacted by the following factors:

•
Gross profit increased $21.2 million, or 5.4%. Gross margin declined 150 basis points. The decline in gross margin was due to unfavorable product mix of 290 basis points, related to the increased sale of our adjustable base products and unfavorable channel mix of 150 basis points, which includes the impact of higher floor model discounts and rebates. These factors were partially offset by manufacturing and sourcing improvements of 320 basis points.

•
Operating expenses increased $3.9 million to $329.0 million in 2014, as compared to $325.1 million in the same period of 2013. The increase is driven by a $13.5 million increase in salaries and benefits to support the expanded business and variable sales compensation, and a $3.4 million increase in advertising expenses to support our increased net sales. This increase was offset partially by decreased professional fees of $12.5 million, driven primarily by reduced transaction costs associated with the Sealy Acquisition.

•
We have historically included in our Tempur North America segment certain corporate operating expenses. Immediately following the Sealy Acquisition in March 2013, we began to transfer oversight of certain Sealy segment corporate functions to personnel within our Tempur North America segment. This transition has continued throughout 2014. As a result, the majority of corporate operating expenses are included in our Tempur North America segment, which increased operating expenses in our Tempur North America segment and decreased operating expenses in our Sealy segment.This transition increased operating expenses in our Tempur North America segment by approximately $15.0 million for the year ended December 31, 2014 as compared to the period March 18, 2013 through December 31, 2013. This transition unfavorably impacted our Tempur North America operating margin by 150 basis points.

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

Operating income decreased $76.8 million, or 53.2%, and was primarily impacted by the following factors:

•
Gross profit decreased $56.6 million, or 12.6%. Gross margin decreased 340 basis points. The decrease in gross margin was due to unfavorable product mix of 530 basis points, which includes the impact of initiatives implemented to drive net sales growth. Unfavorable product mix was partially offset by an increase of 220 basis points as a result of lower sourcing costs and improved supply chain and manufacturing efficiencies.

•
Operating expenses were $325.1 million for the full year 2013, as compared to $304.8 million for the full year 2012, and increased 4.2% as a percentage of net sales due to increased selling and marketing activities, as well as professional fees and stock-based compensation expense incurred following the Sealy Acquisition.

TEMPUR INTERNATIONAL SEGMENT SUMMARY

(in millions, except percentages)	2014	2013	2012	Percentage change 2014 vs. 2013	Percentage change 2013 vs. 2012
Net sales	$472.0	$439.6	$438.6	7.4%	0.2%

Net sales by channel:
Retail	360.5	344.3	351.5	4.7%	(2.0)%
Direct	67.1	49.5	37.0	35.6%	33.8%
Other	44.4	45.8	50.1	(3.1)%	(8.6)%

Net sales by product:
Bedding	354.7	327.7	332.4	8.2%	(1.4)%
Other products	117.3	111.9	106.2	4.8%	5.4%

Gross profit	274.9	269.8	265.3	1.9%	1.7%
Gross margin	58.2%	61.4%	60.5%	(3.2)%	0.9%

Operating income	91.6	107.5	103.9	(14.8)%	3.5%
Operating margin	19.4%	24.5%	23.7%	(5.1)%	0.8%

Year ended December 31, 2014 compared to year ended December 31, 2013

Tempur International net sales increased $32.4 million, or 7.4%. On a constant currency basis, our Tempur International net sales increased approximately 8.3%. Retail channel net sales increased $16.2 million, or 4.7%, primarily due to solid performance in Asia and Latin America. Direct channel net sales increased $17.6 million, or 35.6%, due to expanding our points of distribution through an increase in the number of company-owned stores and e-commerce. In 2015, we plan to expand the distribution of our Sealy brand products and invest in sales and marketing to support the distribution and Sealy brand awareness. Additionally, in 2015 we expect sales growth from these investments, but we anticipate the growth will be largely offset by unfavorable foreign exchange.

Operating income decreased $15.9 million, or 14.8%, and was primarily impacted by the following factors:

•
Gross profit increased $5.1 million and gross margin declined 320 basis points. The decline in gross margin was due primarily to unfavorable product and geographic mix of 240 basis points, driven by the introduction of Sealy products, and unfavorable foreign exchange of 100 basis points.

•
Operating expenses increased $21.0 million to $183.3 million as compared to $162.3 million for the same period in 2013, and increased 1.9% as a percentage of net sales. This increase in operating expenses is driven primarily by an $8.8 million increase in salaries and benefits related to the expanding business, a $7.0 million increase in costs associated with expanding points of distribution through an increase in the number of company-owned stores and e-commerce, and marketing and distribution costs of $5.0 million associated with the introduction of Sealy products in certain international markets.

•
In 2014, we acquired the Sealy brand rights for continental Europe and Japan from Sealy licensees. Throughout 2014, we introduced a number of Sealy products to retailers in certain European markets. We also transitioned customer relationships and began integrating operations in Japan. Net sales from the Sealy products we have introduced to these markets are included in our Tempur International segment results. While the contribution from these brand rights acquisitions in 2014 was not significant, the growth opportunities and revenue synergies could be significant in future years.

Year ended December 31, 2013 compared to year ended December 31, 2012

Tempur International net sales remained flat. On a constant currency basis, our Tempur International net sales increased approximately 1.0%. Retail channel net sales decreased $7.2 million, or 2.0%, primarily due to macroeconomic pressure in Europe, which was partially offset by growth in our Asia-Pacific and Latin American businesses. Direct channel net sales increased $12.5 million, or 33.8%.

Operating income increased $3.6 million, or 3.5%, and was primarily impacted by the following factors:

•
Gross profit increased $4.6 million, or 1.7%. Gross margin increased 0.9%. The increase in gross margin was due to a 1.8% increase related to favorable product mix and a 0.9% decrease related to floor model discounts for new product introductions.

•	Operating expenses were $162.3 million for the full year 2013 and $161.3 million for the full year 2012, remaining flat as a percentage of net sales.

SEALY SEGMENT SUMMARY

(in millions, except percentages)	2014	2013	2012	Percentage change 2014 vs. 2013	Percentage change 2013 vs. 2012
Net sales	$1,524.6	$1,114.7	$—	36.8%	—%

Net sales by channel:
Retail	1,462.1	1,041.4	—	40.4%	—%
Direct	19.7	20.5	—	(3.9)%	—%
Other	42.8	52.8	—	(18.9)%	—%

Net sales by product:
Bedding	1,441.3	1,040.3	—	38.5%	—%
Other products	83.3	74.4	—	12.0%	—%

Gross profit	461.6	352.4	—	31.0%	—%
Gross margin	30.3%	31.6%	—%	(1.3)%	—%

Operating income	99.8	68.7	—	45.3%	—%
Operating margin	6.5%	6.2%	—%	0.3%	—%

Year ended December 31, 2014 compared to year ended December 31, 2013

Sealy net sales increased $409.9 million, or 36.8%. On a constant currency basis, our Sealy net sales increased approximately 39.8%. The increase is due primarily to the prior year results reflecting only the post-acquisition period of March 18, 2013 through December 31, 2013. Sealy’s net sales increased $316.5 million in the first quarter of 2014 as compared to the post-acquisition period in the first quarter of 2013.

Operating income increased $31.1 million, or 45.3% and was primarily impacted by the following factors:

•
Gross profit increased $109.2 million, and gross margin declined 130 basis points. Gross margin was impacted by unfavorable manufacturing and sourcing costs of 90 basis points and unfavorable foreign exchange of 110 basis points. These factors were partially offset by favorable product mix of 50 basis points.

•
Operating expenses increased $86.4 million to $388.2 million as compared to the same period in 2013. The increase is due primarily to the prior year results reflecting only the post acquisition period of March 18, 2013 through December 31, 2013. Sealy's operating expenses increased $76.9 million in the first quarter of 2014 as compared to the post-acquisition period in the first quarter of 2013.

•
Equity income in earnings of unconsolidated affiliates and royalty income, net of royalty expense, increased $3.9 million and $4.4 million, respectively. The increase is due primarily to the prior year results reflecting only the post-acquisition period March 18, 2013 through December 31, 2013.

•
We have historically included in our Tempur North America segment certain corporate operating expenses. Immediately following the Sealy Acquisition in March 2013, we began to transfer oversight of certain Sealy segment corporate functions to personnel within our Tempur North America segment. This transition has continued throughout 2014. As a result, the majority of corporate operating expenses are included in our Tempur North America segment, which increased operating expenses in our Tempur North America segment and decreased operating expenses in our Sealy segment.This transition decreased operating expenses in our Sealy segment by approximately $15.0 million for the year ended December 31, 2014 as compared to the period March 18, 2013 through December 31, 2013. This transition favorably impacted our Sealy operating margin by 100 basis points.

Year ended December 31, 2013 compared to year ended December 31, 2012

Sealy’s 2013 results are only presented for the post-acquisition period from March 18, 2013 to December 31, 2013.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, business combinations, capital expenditures and working capital needs. At December 31, 2014, we had working capital of $228.1 million, including cash and cash equivalents of $62.5 million as compared to working capital of $286.0 million including $81.0 million in cash and cash equivalents as of December 31, 2013. This decrease was primarily driven by increases in accounts payable, accrued expenses and the current portion of our long term debt. These increases were partially offset by increases in accounts receivable and inventory. Accounts payable increases are driven primarily by increased costs of goods sold to support the increased net sales, in addition to the timing of payments to vendors. Accrued expenses increases are also driven by increased expenses which support the increased net sales. The current portion of our long term debt increased due to increases in the scheduled quarterly payments made in accordance with the 2012 Credit Agreement. Accounts receivable increases are driven primarily by increases in net sales, in addition to timing of customer collections. Inventory increased primarily due to the build-up associated with new product introductions.

The table below presents net cash provided by (used in) operating, investing and financing activities for the full years 2014, 2013 and 2012.

(in millions)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$225.2	$98.5	$189.9
Investing activities	(10.4)	(1,213.0)	(55.0)
Financing activities	(238.1)	1,013.4	(70.8)

Cash provided by operating activities increased $126.7 million in 2014 as compared to 2013. The increase in cash provided by operating activities was favorably impacted by the increase in net income before non-controlling interest and increases in certain non-cash expenses. Our cash flow provided by operating activities was also favorably impacted by the timing of income tax and certain other payments associated with the Sealy Acquisition during 2013.

Cash used in investing activities decreased $1,202.6 million in 2014 as compared to 2013. This improvement in cash used by investing activities is primarily related to the Sealy Acquisition. Refer to Note 3, “Acquisitions and Divestitures”, in our Consolidated Financial Statements included in Part II, ITEM 8 for further discussion of the Sealy Acquisition. Additionally, cash provided by investing activities benefited from the sale of our three U.S. innerspring component production facilities and equipment, along with associated working capital, to L&P for cash consideration of approximately $43.5 million.

Cash from financing activities decreased $1,251.5 million in 2014 as compared to 2013. This decrease is primarily due to the funding of our Senior Notes and 2012 Credit Agreement, which funded in 2013 in connection with the Sealy Acquisition. Additionally in 2013, we refinanced portions of our 2012 Credit Agreement. Proceeds from the Senior Notes and 2012 Credit Agreement were used to fund the Sealy Acquisition and to repay the 2011 Credit Facility. Refer to Note 6, “Debt”, in our Consolidated Financial Statements included in Part II, ITEM 8 for further discussion of our debt.

Capital Expenditures

Capital expenditures totaled $47.5 million for the year ended December 31, 2014 and $40.0 million for the year ended December 31, 2013. We currently expect our 2015 capital expenditures to be approximately $65.0 million, which relate primarily to continued strategic investments in productivity projects associated with our U.S. distribution network and manufacturing facilities, which we believe will support our future growth plans to improve performance and cost efficiency.

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted earnings per share, earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBITDA, consolidated funded debt and consolidated funded debt less qualified cash, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt. A reconciliation of our adjusted net income and adjusted earnings per share is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact various costs associated with the Sealy Acquisition. A reconciliation of our net income to EBITDA and adjusted EBITDA, and a reconciliation of total debt to consolidated funded debt less qualified cash are also provided below. We believe the use of EBITDA, adjusted EBITDA, consolidated funded debt and consolidated funded debt less qualified cash also provide investors with useful information with respect to the terms of our 2012 Credit Facility and our compliance with key financial covenants. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

Reconciliation of net income to adjusted net income

The following table sets forth the reconciliation of our reported net income to the calculation of adjusted net income for the year ended December 31, 2014 and 2013, respectively:

(in millions, except per share amounts)	Year Ended December 31, 2014	Year Ended December 31, 2013
Net income	$108.9	$78.6
Plus:
Loss on disposal of business, net of tax (1)	16.7	—
Transaction costs, net of tax (2)	—	13.2
Integration costs, net of tax (2)	30.6	37.2
Financing costs, net of tax (3)	3.4	6.5
Other income, net of tax(4)	(11.3)	—
Adjustment of taxes to normalized rate (5)	16.3	10.9
Adjusted net income	$164.6	$146.4

Earnings per share, diluted	$1.75	$1.28
Loss on disposal of business, net of tax (1)	0.27	—
Transaction costs, net of tax (2)	—	0.21
Integration costs, net of tax (2)	0.49	0.60
Financing costs, net of tax (3)	0.05	0.11
Other income, net of tax(4)	(0.18)	—
Adjustment of taxes to normalized rate (5)	0.27	0.18
Adjusted earnings per share, diluted	$2.65	$2.38

Diluted shares outstanding	62.1	61.6

(1)	Loss on disposal of business represents costs associated with the disposition of the three U.S. innerspring component facilities and related equipment.

(2)	Transaction and integration represents costs, including legal fees, professional fees and other charges to align the businesses related to the Sealy Acquisition.

(3)	Financing costs represent costs incurred in connection with the amendment and refinancing of our 2012 Credit Agreement in 2014 and 2013, respectively.

(4)	Other income includes certain other non-recurring items, including partial settlement of a legal dispute.

(5)	Adjustment of taxes to normalized rate represents adjustments associated with the aforementioned items and other discrete income tax events.

Debt Service

Our debt decreased to $1,602.3 million as of December 31, 2014 from $1,836.5 million as of December 31, 2013. As of December 31, 2014, after giving effect to $58.5 million in borrowings under the revolver portion of the 2012 Credit Agreement and letters of credit outstanding of $18.2 million, total availability under the revolver was $315.8 million. Refer to Note 6, “Debt”, in our Consolidated Financial Statements included in Part II, ITEM 8 for further discussion of our debt.

As of December 31, 2014, we were in compliance with all of the financial covenants in our debt agreements. The table below sets forth the calculation of our compliance with the covenant in the 2012 Credit Agreement that requires that we maintain a ratio of less than 4.75 times of consolidated funded debt less qualified cash to adjusted EBITDA from October 1, 2014 through September 30, 2015. During 2015, we are required to maintain this ratio at less than: 4.75 times through September 30, 2015; and 4.50 times from September 30, 2015 through December 31, 2015. Both consolidated funded debt and adjusted EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt. In the first quarter of 2015, we will be required to pay $19.5 million as a result of the covenant in the 2012 Credit Agreement that requires we make prepayments based on excess cash flow amounts.

Reconciliation of net income to EBITDA and adjusted EBITDA

The following table sets forth the reconciliation of our reported net income to the calculation of EBITDA and adjusted EBITDA for the year ended December 31, 2014:

Year Ended
December 31,
(in millions)	2014
Net income attributable to Tempur Sealy International, Inc.	$108.9
Interest expense	91.9
Income taxes	64.9
Depreciation & amortization	89.7
EBITDA	$355.4

Adjustments for financial covenant purposes:
Loss on disposal of business(1)	23.2
Integration costs(2)	40.3
Financing costs(3)	1.3
Other income(4)	(15.6)
Adjusted EBITDA	$404.6

(1)	Loss on disposal of business represents costs associated with the disposition of the three U.S. innerspring component production facilities and related equipment.

(2)	Integration costs represent costs, including legal fees, professional fees and other charges to align the business related to the Sealy Acquisition.

(3)	Financing costs represent costs incurred in connection with the amendment of our 2012 Credit Agreement.

(4)	Other income includes certain other non-recurring items, including partial settlement of a legal dispute.

Reconciliation of long-term debt to consolidated funded debt less qualified cash

The following table sets forth the reconciliation of our reported debt to the calculation of consolidated funded debt less qualified cash as of December 31, 2014. “Consolidated funded debt” and “qualified cash” are terms used in our 2012 Credit Agreement for purposes of certain financial covenants.

(in millions, except ratio)	As of December 31, 2014
Total debt	$1,602.3
Plus:
Letters of credit outstanding	18.2
Consolidated funded debt	1,620.5
Less:
Domestic qualified cash (1)	25.9
Foreign qualified cash (1)	21.9
Consolidated funded debt less qualified cash	$1,572.7

(1)
Qualified cash as defined in our 2012 Credit Agreement equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Calculation of consolidated funded debt less qualified cash to Adjusted EBITDA

The following table calculates our consolidated funded debt less qualified cash to adjusted EBITDA as of December 31, 2014:

(in millions)	As of December 31, 2014
Consolidated funded debt less qualified cash	$1,572.7
Adjusted EBITDA	404.6
3.89 times

(1)	The ratio of consolidated debt less qualified cash to adjusted EBITDA was 3.89 times, within our covenant, which requires this ratio be less than 4.75 times at December 31, 2014.

Stockholders’ Equity

Share Repurchase Program.

We did not repurchase any shares of our common stock during 2014 or 2013, and we do not expect that we will complete any additional share repurchases for the foreseeable future. During 2012, we purchased 5.0 million shares of our common stock for a total cost of $150.0 million pursuant to authorizations made by our Board of Directors. On January 23, 2012, our Board of Directors terminated the existing authority under the July 2011 authorization, as amended in October 2011, and approved a new share repurchase authorization of up to $250.0 million of our common stock. Share repurchases under this authorization may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management and a committee of the Board deem appropriate; these repurchases may be funded by operating cash flows and/or borrowings under our debt arrangements. This share repurchase program is subject to certain limitations in certain of our debt agreements, and may be limited, suspended or terminated at any time without notice.

Future Liquidity Sources

Our primary sources of liquidity are cash flow from operations and borrowings under our 2012 Credit Agreement. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 31, 2014, we had $1,602.3 million in total debt outstanding, and our stockholders’ equity was $202.7 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $70.0 million in 2015. With respect to the Term A Facility, the scheduled quarterly payments are $13.5 million from March 31, 2015 through December 31, 2017. Upon maturity, the principal payment due is $323.0 million. With respect to the Term B Facility, the scheduled quarterly payments are $1.5 million through December 31, 2019. Upon maturity, the principal payment due is $564.1 million. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes.

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

In connection with the income tax assessments from the Danish Tax Authority (“SKAT”) with respect to the tax years 2001 through 2008 relating to the royalty paid by certain of Tempur Sealy International’s U.S. subsidiaries, we were notified that SKAT has granted the deferral of the requirement to post a cash deposit or other form of security for taxes that have been assessed for such period. With respect to the income tax assessment made by SKAT for 2008, we were notified that SKAT has granted the deferral to 2018 of the requirement to post a cash deposit or other form of security for such taxes. The cumulative total tax assessment for all years is approximately $215.1 million including interest and penalties. We are currently contesting the matter through the Danish National Tax Tribunal. Refer to Note 14, “Income Taxes” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for further discussion of the matter.

As of December 31, 2014, the fair value of the 8.0% Sealy Notes was $110.7 million. As of December 31, 2014, the 8.0% Sealy Notes had a carrying value of $104.7 million, which includes $8.7 million of accreted discount less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion. Holders of the 8.0% Sealy Notes may choose to convert to cash the amount outstanding at their discretion prior to maturity. Upon conversion prior to maturity, we would be required to pay the holders within 3 business days after the receipt of the notice of conversion. The conversion of a significant number of the 8.0% Sealy Notes prior to maturity could have a significant impact on our liquidity. Refer to Note 6, "Debt", in our Consolidated Financial Statements included in Part II, ITEM 8 for additional information regarding the 8.0% Sealy Notes.

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

At December 31, 2014, total cash and cash equivalents were $62.5 million, of which $25.9 million was held in the U.S. and $36.6 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position. As of December 31, 2014 we intend to reinvest the earnings of our lower tier foreign subsidiaries back into the operations of those subsidiaries. As such, no deferred taxes have been recorded related to the book to tax basis difference in such subsidiaries. The exception to this is our primary Danish entity, whose earnings are not reinvested back into its operations. Such earnings can be distributed tax-free to its parent, our first tier foreign subsidiary. As such, no deferred taxes have been recorded on the book to tax basis difference in this subsidiary.

Off-Balance Sheet Arrangements

We occupy premises and utilize equipment under operating leases that expire at various dates through 2043. In accordance with generally accepted accounting principles, the obligations under those leases are not recorded on our balance sheet. Many of these leases provide for payment of certain expenses and contain renewal and purchase options. During the year ended December 31, 2014, we recognized lease expenses of $32.3 million.

We are involved in a group of joint ventures to develop markets for Sealy branded products around the world. These joint ventures are not considered to be variable interest entities and are therefore not consolidated for financial statement purposes. We account for our interest in the joint ventures under the equity method, and our net investment of $12.9 million is recorded as a component of other non-current assets within the Consolidated Balance Sheet at December 31, 2014. We believe that any possible commitments arising from these joint ventures will not be significant to our consolidated financial position or results of operations.

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2014 are summarized below:

(in millions)	Payment Due By Period
Contractual Obligations	2015	2016	2017	2018	2019	After 2019	Total Obligations
Long-term debt(1)	$59.8	$164.5	$59.8	$345.1	$6.0	$939.4	$1,574.6
Letters of credit	18.2	—	—	—	—	—	18.2
Interest payments (2)	68.9	67.3	65.8	58.7	56.7	40.4	357.8
Operating leases	29.1	27.0	24.4	21.3	15.0	44.4	161.2
Capital leases	6.6	2.1	2.4	2.6	2.9	11.1	27.7
Pension obligations	0.9	1.0	1.0	1.1	1.2	41.9	47.1
Total	$183.5	$261.9	$153.4	$428.8	$81.8	$1,077.2	$2,186.6

(1)	Long-term debt excludes capital leases.

(2)
Interest payments represent obligations under our long-term debt outstanding as of December 31, 2014, applying December 31, 2014 interest rates and assuming scheduled payments are paid as agreed upon through maturity.

(3)	Uncertain tax positions are excluded from this table given the timing of payments cannot be reasonably estimated.

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

Revenue Recognition. See Note 1, Summary of Significant Accounting Policies, in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a complete discussion of our revenue recognition policies. Sales of product are recognized when persuasive evidence of an arrangement exists, title passes to customers and the risks and rewards of ownership are transferred, the sales price is fixed or determinable, and collectability is reasonably assured. We extend volume discounts to certain customers and reflect these amounts as a reduction of net sales.

We recognize revenue, net of estimated returns, when the risks and rewards of ownership are transferred to our customers. We estimate the liability for sales returns at the time of sale, based on our level of historical sales returns. We allow returns following a sale, depending on the channel and promotion. Our level of sales returns differs by channel, with our Direct channel typically experiencing the highest rate of returns.

We record an allowance for doubtful accounts receivable for amounts due from third parties that we do not expect to collect. We estimate the allowance based on historical write-off experience and current economic conditions and also consider factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a receivable is reasonably assured. Historically, less than 1.0% of net sales ultimately prove to be uncollectible.

Our revenue recognition accounting methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the amount and timing of future sales returns and uncollectible accounts. Our estimate of the amount and timing of sales returns and uncollectible accounts is based primarily on historical transaction experience.

We have not made any material changes in the accounting methodology we use to measure the estimated liability for sales returns and exchanges or doubtful accounts during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to establish the liability for sales returns and exchanges and doubtful accounts. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Acquisitions and Divestitures. In accordance with accounting for business acquisitions, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, if recorded to goodwill.

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

If actual results are materially different than the assumptions we used to determine fair value of the assets and liabilities acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have an impact on our net earnings. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations. Refer to Note 3, “Acquisitions and Divestitures”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for the acquisition-related information associated with significant acquisitions in the last three years.

Cooperative Advertising, Rebate and Other Promotional Programs. See Note 1, Summary of Significant Accounting Policies, in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a complete discussion of our cooperative advertising, rebate and other promotional program policies. We enter into agreements with our customers to provide funds for advertising and promotion of our products. We also enter into volume and other rebate programs with our customers. When sales are made to these customers, we record liabilities pursuant to these agreements. We periodically assess these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. We generally negotiate these agreements on a customer-by-customer basis. Some of these agreements extend over several periods. Estimates are required at any point in time with regard to the ultimate reimbursement to be claimed. Subsequent revisions to such estimates are recorded and charged to earnings in the period in which they are identified.

Our estimate of the liability for cooperative advertising, rebate, and promotional programs could be adversely affected if our net sales to customers differ materially from our expectations. We have not made any material changes in the accounting methodology we use to measure the estimated liability for cooperative advertising, rebate, and promotional programs during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to establish the liability for cooperative advertising, rebate, and promotional programs. However, if actual customer sales are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Warranties. See Note 1, Summary of Significant Accounting Policies, in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a complete discussion of our policies to account for product warranties. We provide warranties ranging from 10 to 25 years for mattresses and 3 years for pillows. Estimated future obligations related to these products are provided by charges to operations in the period in which the related revenue is recognized.

Our estimate of the liability for product warranties is based on our historical claims experience and extensive product testing that we perform from time to time. Because the majority of our products have not been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims.

Our estimate of the liability for product warranties could be adversely affected if our historical experience differs materially from the performance of the product in our product testing. We have not made any material changes in the accounting methodology we use to measure the estimated liability for product warranty claims during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to establish the liability for product warranty claims. However, if actual warranty claims are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Goodwill and Indefinite-Lived Intangible Assets. Goodwill and intangible assets with indefinite lives are evaluated for impairment annually as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred.

We test for goodwill impairment at the reporting unit level, which is at the operating segment level. We determined that our reporting units are our Tempur North America, Tempur International and Sealy operating segments.

In conducting the impairment evaluation for our reporting units, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to measure the impairment loss.

The fair value of each reporting unit is determined by using an income approach, which uses a combination of a discounted cash flow approach and market approach. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on each reporting unit. The significant estimates and assumptions include projected sales growth, gross profit rates, selling, general and administrative rates, working capital requirements, capital expenditures and terminal growth rates, discount rates per reporting unit, and the selection of peer company multiples. We determine discount rates separately for each reporting unit using the weighted average cost of capital, which includes a calculation of cost of equity, which is developed using the capital asset pricing model and comparable company betas (a measure of systemic risk), and cost of debt. We also use comparable market earnings multiple data and our market capitalization to corroborate our reporting unit valuations.

We have not made any material changes in the accounting methodology we use to assess impairment loss on goodwill and other intangible assets during the past three fiscal years.

The most recent annual impairment tests performed as of October 1, 2014 on each of our reporting units, indicated that the fair values of each of our reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. Despite that excess, however, impairment charges could still be required if a divestiture decision were made or other significant economic event were made or occurred with respect to one of our reporting units. Subsequent to our October 1, 2014 annual impairment test, no indications of impairment were identified.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and other intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits. Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions. Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

We have received income tax assessments from the Danish Tax Authority (“SKAT”) with respect to the tax years 2001 through 2008 relating to the royalty paid by certain of Tempur Sealy International’s U.S. subsidiaries to a Danish subsidiary. The 2008 income tax assessment was received in March 2014. The cumulative total tax assessment for all years through 2008 is approximately $215.1 million including interest and penalties. We were granted a deferral to 2017 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007 and a deferral to 2018 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for 2008. We maintain an uncertain tax liability associated with this matter, the amount of which is based on a royalty methodology and royalty rates that we consider to be reflective of arm's length transactions. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time. If we are not successful in defending its position before the Tribunal or in the Danish courts, we could be required to pay significant amounts to SKAT. Refer to Note 14, “Income Taxes”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for further information associated with this tax assessment.

To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our estimated liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

Impact of Recently Issued Accounting Pronouncements

Refer to ITEM 8 under Part II of this Report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 8, "Derivative Financial Instruments" to the accompanying consolidated financial statements for a summary of our foreign exchange forward contracts as of December 31, 2014.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Approximately 27% of our net sales were generated outside of the United States in 2014. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthened relative to the euro or other foreign currencies where we have operations, there would be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. In 2014, foreign currency exchange rate changes negatively impacted our net income by approximately 7.5%. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at December 31, 2014, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $11.1 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

We are exposed to changes in interest rates. Our 2012 Credit Agreement has a variable rate component. On August 8, 2011, we entered into a new four-year interest rate swap agreement to manage interest costs and the risk of changing interest rates associated with a portion of the borrowings outstanding under our credit facilities. Under this swap, we pay at a fixed rate and receive payments at a variable rate. The swap effectively fixes the floating LIBOR-based interest rate to 1.25% on $250.0 million of the outstanding balance as of December 31, 2012 under our 2012 Credit Agreement, with the outstanding balance declining over time. The outstanding notional principal amount of the swap reduced to $150.0 million on December 31, 2013. The interest rate swap expires on December 30, 2015. We select the LIBOR-based rate on the hedged portion of our 2012 Credit Agreement during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of other comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, (i.e., the ineffective portion), if any, is recognized as interest expense, net during the current period.

Interest rate changes generally do not affect the market value of such debt but do impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On December 31, 2014, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $972.5 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes for the next year of approximately $9.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tempur Sealy International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tempur Sealy International, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tempur Sealy International, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tempur Sealy International, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 13, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 13, 2015

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)

	Year Ended December 31,
	2014	2013	2012
Net sales	$2,989.8	$2,464.3	$1,402.9
Cost of sales	1,839.4	1,449.4	688.3
Gross profit	1,150.4	1,014.9	714.6
Selling and marketing expenses	619.9	522.9	319.1
General, administrative and other expenses	280.6	266.3	147.2
Equity income in earnings of unconsolidated affiliates	(8.3)	(4.4)	—
Royalty income, net of royalty expense	(18.1)	(13.7)	—
Operating income	276.3	243.8	248.3

Other expense, net:
Interest expense, net	91.9	110.8	18.8
Loss on disposal, net	23.2	—	—
Other (income) expense, net	(13.7)	5.0	0.3
Total other expense	101.4	115.8	19.1

Income before income taxes	174.9	128.0	229.2
Income tax provision	(64.9)	(49.1)	(122.4)
Net income before non-controlling interest	110.0	78.9	106.8
Less: net income attributable to non-controlling interest	1.1	0.3	—
Net income attributable to Tempur Sealy International, Inc.	$108.9	$78.6	$106.8

Earnings per common share:
Basic	$1.79	$1.30	$1.74
Diluted	$1.75	$1.28	$1.70
Weighted average common shares outstanding:
Basic	60.8	60.3	61.5
Diluted	62.1	61.6	62.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income before non-controlling interest	$110.0	$78.9	$106.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(38.4)	(10.6)	8.2
Net change in unrecognized (loss) on interest rate swap, net of tax	0.7	1.3	(1.1)
Pension and other post retirement benefits, net of tax	(5.6)	3.2	—
Unrealized loss on cash flow hedging derivatives, net of tax	1.3	—	—
Other comprehensive (loss) income, net of tax	(42.0)	(6.1)	7.1
Comprehensive income	68.0	72.8	113.9
Less: Comprehensive income attributable to non-controlling interest	1.1	0.3	—
Comprehensive income attributable to Tempur Sealy International, Inc.	$66.9	$72.5	$113.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2014	December 31, 2013
ASSETS

Current Assets:
Cash and cash equivalents	$62.5	$81.0
Accounts receivable, net	385.8	349.2
Inventories	217.2	199.2
Prepaid expenses and other current assets	56.5	53.7
Deferred income taxes	44.4	44.4
Total Current Assets	766.4	727.5
Property, plant and equipment, net	355.6	411.6
Goodwill	736.5	759.6
Other intangible assets, net	727.1	750.1
Deferred income taxes	8.6	10.9
Other non-current assets	68.4	70.2
Total Assets	$2,662.6	$2,729.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$226.4	$191.2
Accrued expenses and other current liabilities	233.3	208.4
Deferred income taxes	0.2	0.8
Income taxes payable	12.0	1.5
Current portion of long-term debt	66.4	39.6
Total Current Liabilities	538.3	441.5
Long-term debt	1,535.9	1,796.9
Deferred income taxes	258.8	286.1
Other non-current liabilities	114.3	75.3
Total Liabilities	2,447.3	2,599.8

Redeemable non-controlling interest	12.6	11.5

Stockholders' Equity
Common stock, $0.01 par value, 300.0 shares authorized; 99.2 million shares issued as of December 31, 2014 and 2013	1.0	1.0
Additional paid in capital	411.9	396.5
Retained earnings	1,036.8	927.9
Accumulated other comprehensive loss	(55.7)	(13.7)
Treasury stock at cost; 38.3 and 38.6 shares as of December 31, 2014 and 2013, respectively	(1,191.3)	(1,193.1)
Total Stockholders’ Equity	202.7	118.6
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,662.6	$2,729.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

		Tempur Sealy International, Inc. Stockholders' Equity
		Common Shares		Treasury Shares
	Redeemable non-controlling interest	Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance, December 31, 2011	$—	99.2	$1.0	35.4	$(1,059.8)	$361.8	$742.5	$(14.7)	$30.8
Net income							106.8		106.8
Derivative instruments accounted for as hedges, net of tax of $(0.7)								(1.1)	(1.1)
Foreign currency adjustments, net of tax of $(2.7)								8.2	8.2
Exercise of stock options				(0.9)	10.4	1.0			11.4
Tax adjustments related to stock compensation						10.5			10.5
Treasury stock repurchased				5.0	(150.0)				(150.0)
Amortization of unearned stock-based compensation						5.7			5.7
Balance, December 31, 2012	$—	99.2	$1.0	39.5	$(1,199.4)	$379.0	$849.3	$(7.6)	$22.3
Acquisition of redeemable non-controlling interest	11.2
Net income							78.6		78.6
Net income attributable to non-controlling interest	0.3
Adjustment to pension liability, net of tax of ($2.0)								3.2	3.2
Derivative instruments accounted for as hedges, net of tax of $(0.8)								1.3	1.3
Foreign currency adjustments								(10.6)	(10.6)
Exercise of stock options				(0.6)	6.9	1.8			8.7
Issuances of PRSUs, RSUs, and DSUs				(0.3)	6.4	(6.4)			—
Tax adjustments related to stock compensation						5.2			5.2
Treasury stock repurchased					(7.0)				(7.0)
Amortization of unearned stock-based compensation						16.9			16.9
Balance, December 31, 2013	$11.5	99.2	$1.0	38.6	$(1,193.1)	$396.5	$927.9	$(13.7)	$118.6
Net income							108.9		108.9
Net income attributable to non-controlling interest	1.1
Adjustment to pension liability, net of tax of ($3.4)								(5.6)	(5.6)
Derivative instruments accounted for as hedges, net of tax of $(0.9)								2.0	2.0
Foreign currency adjustments								(38.4)	(38.4)
Exercise of stock options				(0.2)	2.5	1.8			4.3
Issuances of PRSUs, RSUs, and DSUs				(0.1)	1.5	(1.5)			—
Tax adjustments related to stock compensation						1.7			1.7
Treasury stock repurchased					(2.2)				(2.2)
Amortization of unearned stock-based compensation						13.4			13.4
Balance, December 31, 2014	$12.6	99.2	$1.0	38.3	$(1,191.3)	$411.9	$1,036.8	$(55.7)	$202.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$110.0	$78.9	$106.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76.3	74.6	36.3
Amortization of stock-based compensation	13.4	16.9	5.7
Amortization of deferred financing costs	12.5	7.4	1.4
Write-off of deferred financing costs	—	4.7	—
Bad debt expense	4.9	1.3	2.5
Deferred income taxes	(27.2)	(49.1)	38.4
Dividends received from unconsolidated affiliates	2.0	2.5	—
Equity income in earnings of unconsolidated affiliates	(8.3)	(4.4)	—
Non-cash interest expense on 8.0% Sealy Notes	5.1	3.7	—
Loss on sale of assets	3.9	0.8	0.3
Loss on disposal of business	23.2	—	—
Foreign currency adjustments and other	1.8	0.1	1.8
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(58.8)	(30.1)	5.3
Inventories	(34.0)	(34.5)	0.1
Prepaid expenses and other current assets	(14.9)	27.9	(29.4)
Accounts payable	47.8	28.1	14.3
Accrued expenses and other	56.7	4.4	11.6
Income taxes payable	10.8	(34.7)	(5.2)
Net cash provided by operating activities	225.2	98.5	189.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(8.5)	(1,172.9)	(4.5)
Proceeds from disposition of business	43.5	—	—
Purchases of property, plant and equipment	(47.5)	(40.0)	(50.5)
Other	2.1	(0.1)	—
Net cash used in investing activities	(10.4)	(1,213.0)	(55.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 credit agreement	271.5	2,992.6	—
Repayments of 2012 credit agreement	(510.9)	(1,658.3)	—
Proceeds from issuance of senior notes	—	375.0	—
Proceeds from 2011 credit facility	—	46.5	352.0
Repayments of 2011 credit facility	—	(696.5)	(287.0)
Proceeds from exercise of stock options	4.3	8.7	11.4
Excess tax benefit from stock based compensation	1.7	5.4	10.5
Treasury shares repurchased	(2.2)	(7.0)	(152.6)
Payments of deferred financing costs	(3.1)	(52.0)	(2.3)
Other	0.6	(1.0)	(2.8)
Net cash (used in) provided by financing activities	(238.1)	1,013.4	(70.8)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4.8	2.8	3.8
(Decrease) increase in cash and cash equivalents	(18.5)	(98.3)	67.9
CASH AND CASH EQUIVALENTS, beginning of period	81.0	179.3	111.4
CASH AND CASH EQUIVALENTS, end of period	$62.5	$81.0	$179.3

Supplemental cash flow information:
Cash paid during the period for:
Interest	$73.5	$92.1	$37.1
Income taxes, net of refunds	$56.3	$96.4	$80.1
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

The Company develops, manufactures, markets and sells bedding products, which include mattresses, foundations and adjustable bases, and other products, which include pillows and other accessories. The Company also derives income from royalties by licensing the Sealy® and Stearns & Foster® brands, technology and trademarks to other manufacturers. Additionally, the Company participates in several joint ventures in the Asia-Pacific region, as well as a joint venture in the U.S. with Comfort Revolution International, LLC (“Comfort Revolution”). The Company sells its products through three sales channels: Retail, Direct and Other.

On March 18, 2013, the Company completed the acquisition of Sealy Corporation  and its historical subsidiaries (“Sealy”), which manufactures and markets a broad range of mattresses and foundations under the Sealy®, Sealy Posturepedic®, OptimumTM and Stearns & Foster® brands. The Company’s acquisition of Sealy (“Sealy Acquisition”) is more fully described in Note 3, “Acquisitions and Divestitures”. The 2014 and 2013 results of operations for Sealy are reported within the Company’s Sealy reportable segment and include results for the year ended December 31, 2014 and the period of March 18, 2013 to December 31, 2013, respectively.

As a result of the Sealy Acquisition, the Company’s Consolidated Financial Statements include the results of Comfort Revolution, a 45.0% owned joint venture. Comfort Revolution constitutes a variable interest entity (“VIE”) for which the Company is considered to be the primary beneficiary due to the Company's disproportionate share of the economic risk associated with its equity contribution, debt financing and other factors that were considered in the related-party analysis surrounding the identification of the primary beneficiary. The operations of Comfort Revolution are not material to the Company’s Consolidated Financial Statements. Refer to Note 16, “Redeemable Non-controlling Interest” for further discussion.

(b) Basis of Consolidation. The accompanying financial statements include the accounts of Tempur Sealy International and its 100.0% owned subsidiary companies and Comfort Revolution. Intercompany balances and transactions have been eliminated. The equity method of accounting is used for joint ventures and investments in associated companies over which the Company has significant influence, but does not have effective control and consolidation is not otherwise required under the Financial Accounting Standards Board’s (“FASB”) authoritative guidance surrounding the consolidation of VIEs. The Company’s equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

(c) Use of Estimates. The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies and changes in the prices of raw materials, can have a significant effect on operations.

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

(f) Derivative Financial Instruments. The Company records derivative financial instruments on the consolidated balance sheets as either an asset or liability measured at its fair value. Changes in a derivative's fair value (i.e., unrealized gains or losses) are recorded each period in earnings or other comprehensive loss ("OCL"), depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedging relationship.

For derivative financial instruments that are designated as a hedge, unrealized gains and losses related to the effective portion are either recognized in income immediately to offset the realized gain or loss on the hedged item, or are deferred and reported as a component of accumulated OCL in stockholders' equity and subsequently recognized in net income when the hedged item affects net income. The change in fair value of the ineffective portion of a derivative financial instrument is recognized in net income immediately. For derivative instruments that are not designated as hedges, the gain or loss related to the change in fair value is also recorded to net income immediately.

Derivative financial instruments are used in the normal course of business to manage interest rate and foreign currency exchange risks. In order to manage risks related to borrowings under its credit facilities, the Company entered into an interest rate swap agreement. The Company designated this interest rate swap as a cash flow hedge of floating rate borrowings. The Company manages the risk associated with fluctuations in foreign currencies related to intercompany and third party inventory purchases denominated in foreign currencies through foreign exchange forward contracts designated as cash flow hedges. The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in foreign currency denominated assets and liabilities. These contracts are adjusted to their fair value through earnings. Refer to Note 8, “Derivative Financial Instruments” for further discussion.

(g) Cash and Cash Equivalents. Cash and cash equivalents consist of all highly liquid investments with initial maturities of three months or less.

(h) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

	December 31,
(in millions)	2014	2013
Finished goods	$134.0	$126.7
Work-in-process	11.4	10.0
Raw materials and supplies	71.8	62.5
	$217.2	$199.2

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     (i) Property, Plant and Equipment. Property, plant and equipment are carried at cost at acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives (in years)
Buildings	25-30
Computer equipment and software	3-5
Leasehold improvements	4-7
Machinery and equipment	3-7
Office furniture and fixtures	5-7

The Company records depreciation and amortization in cost of sales, for long-lived assets used in the manufacturing process, and within each line item of operating expenses for all other long-lived assets. Leasehold improvements are amortized over the shorter of the life of the lease or seven years.

Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2014	2013
Machinery and equipment	$243.5	$270.8
Land and buildings	247.1	261.9
Computer equipment and software	69.2	72.3
Furniture and fixtures	54.9	56.7
Construction in progress	39.4	28.9
	$654.1	$690.6
Accumulated depreciation	(298.5)	(279.0)
	$355.6	$411.6

Depreciation expense, which includes depreciation expense for capital lease assets, for the Company was $57.7 million, $59.4 million and $30.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

(k) Goodwill and Other Intangible Assets. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate an impairment may have occurred. The Company performs an annual impairment test on all existing goodwill and other indefinite lived assets on October 1 of each year and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company reviewed goodwill for impairment based on its identified reporting units, which are the Company’s Tempur North America, Tempur International and Sealy operating segments. In conducting the impairment test for the Tempur North America, Tempur International and Sealy operating segments, the fair value of each of the Company’s reporting units is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. The Company’s determination of fair value of the reporting units is based on a discounted cash flow approach, with an appropriate risk adjusted discount rate, and a market approach. Any identified impairment would result in an adjustment to the Company’s results of operations.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company also tests its indefinite-lived intangible assets, principally the Tempur and Sealy trade names. The Company tested its Sealy trade names for impairment using a “relief-from-royalty” method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates. The Company tested its Tempur trade name through a qualitative analysis which considered indicators of impairment to evaluate whether the fair value was more likely than not in excess of its carrying value.

The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in 2014, 2013 and 2012, none of which resulted in the recognition of impairment charges. For further information on goodwill and other intangible assets refer to Note 4, “Goodwill and Other Intangible Assets”.

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

The Company had the following activity for accrued sales returns from December 31, 2012 to December 31, 2014:

(in millions)
Balance as of December 31, 2012	5.1
Amounts accrued	104.8
Liabilities assumed as a result of Sealy Acquisition	19.9
Returns charged to accrual	(101.1)
Balance as of December 31, 2013	$28.7
Amounts accrued	127.4
Returns charged to accrual	(123.8)
Balance as of December 31, 2014	$32.3

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

The following summarizes the Company’s warranty terms for mattresses and pillows:

Segment	Product/Brand	Warranty Term (in years)
Tempur North America	Mattresses	10 - 25, prorated (1)
Tempur North America	Pillows	3
Tempur International	Mattresses	5 - 15, prorated (2)
Tempur International	Pillows	3
Sealy	Mattresses	10 - 25, prorated (1)

(1)	Products have various warranty terms, generally non-prorated for the first 10 to 15 years and then prorated for the balance of the warranty term.

(2)	The last 10 years of warranty period are prorated on a straight-line basis

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company had the following activity for warranties from December 31, 2012 to December 31, 2014:

(in millions)
Balance as of December 31, 2012	$4.8
Amounts accrued	22.7
Liabilities assumed as a result of Sealy Acquisition	21.4
Warranties charged to accrual	(22.8)
Balance as of December 31, 2013	26.1
Amounts accrued	34.2
Warranties charged to accrual	(29.0)
Balance as of December 31, 2014	$31.3

As of December 31, 2014 and 2013, $16.1 million and $14.9 million, respectively, are included as a component of accrued expenses and other current liabilities and $15.2 million and $11.2 million are included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

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

(o) Revenue Recognition. Sales of products are recognized as revenue when persuasive evidence of an arrangement exists, title passes to customers and the risks and rewards of ownership are transferred, the sales price is fixed or determinable, and collectability is reasonably assured. The Company extends volume discounts to certain customers, as well as promotional allowances, floor sample discounts, commissions paid to retail associates and slotting fees, and reflects these amounts as a reduction of sales at the time revenue is recognized based on historical experience. The Company also reports sales net of tax assessed by qualifying governmental authorities. The Company extends credit based on the creditworthiness of its customers. No collateral is required on sales made in the normal course of business.

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance for doubtful accounts based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Consolidated Balance Sheets was $19.5 million and $19.3 million as of December 31, 2014 and 2013, respectively.

The Company reflects all amounts billed to customers for shipping and handling in net sales and the costs incurred from shipping and handling product in cost of sales. Amounts included in net sales for shipping and handling were approximately $14.7 million, $12.5 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amounts included in cost of sales for shipping and handling were $169.2 million, $142.5 million and $99.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During the period ended December 31, 2014, the Company recognized other income, net of expense, of $15.6 million from certain other non-recurring items, including the partial settlement of a legal dispute.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(p) Cost of Sales. Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Cost of sales also include shipping and handling costs associated with the delivery of goods to customers and costs associated with internal transfers between plant locations.

(q) Cooperative Advertising, Rebate and Other Promotional Programs. The Company enters into agreements with customers to provide funds for advertising and promotions. The Company also enters into volume and other rebate programs with customers. When sales are made to these customers, the Company records liabilities pursuant to these agreements. The Company periodically assesses these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. The Company generally negotiates these agreements on a customer-by-customer basis. Some of these agreements extend over several periods. Significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by the customers. Subsequent revisions to such estimates are recorded and charged to earnings in the period in which they are identified. Rebates and cooperative advertising are classified as a reduction of revenue and presented within net sales on the accompanying Consolidated Statements of Income. Certain cooperative advertising expenses are reported as components of selling and marketing expenses in the accompanying Consolidated Statements of Income because the Company receives an identifiable benefit and the fair value of the advertising benefit can be reasonably estimated.

(r) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $326.7 million, $274.2 million and $164.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Advertising costs include expenditures for shared advertising costs that the Company reimburses to customers under its integrated and cooperative advertising programs. Cooperative advertising costs paid to customers are recorded as a component of selling and marketing expenses within the Consolidated Statements of Income to the extent of the estimated fair value when the customer provides proof of advertising. The Company periodically assesses the liabilities recorded for cooperative advertising based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $9.7 million and $8.5 million as of December 31, 2014 and 2013, respectively.

(s) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and are included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were $21.6 million, $21.0 million and $15.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(t) Deferred Financing Costs. The Company capitalizes costs associated with the issuance of debt and amortizes these costs as additional interest expense over the lives of the debt instruments using the effective interest method. These costs are recorded as deferred financing costs within other non-current assets in the accompanying Consolidated Balance Sheets and interest expense, net in the accompanying Consolidated Statements of Income. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs.

     (u) Royalty Income and Expense. The Company recognizes royalty income based on sales of Sealy® and Stearns & Foster® branded products by various licensees. The Company also pays royalties to other entities for the use of their names on products produced by the Company. Royalty income, net of royalty expense, was $18.1 million and $13.7 million for the years ended December 31, 2014 and 2013, respectively. The Company did not record royalty income or expense for the year ended December 31, 2012.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(v) Stock-Based Compensation. The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Stock-based compensation cost for restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and deferred stock units (“DSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost as expense for awards other than its PRSUs ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its PRSUs over the requisite service period if it is probable that the performance conditions will be satisfied. The Company will recognize a benefit from stock-based compensation in additional paid in capital if an incremental tax benefit is realized by following the ordering provisions of the tax law. Further information regarding stock-based compensation can be found in Note 12, “Stock-based Compensation.”

(w) Treasury Stock. Subject to Delaware law, and the limitations in the Company's 2012 Credit Agreement, the Board of Directors may authorize share repurchases of the Company’s common stock (“Share Repurchase Authorizations”). Share Repurchase Authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company, and a committee of the Board, deem appropriate. Shares repurchased under Share Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee share-based award plans. Treasury shares are accounted for under the cost method and reported as a reduction of stockholders’ equity. Share Repurchase Authorizations may be suspended, limited or terminated at any time without notice.

(x) Self-Insurance. The Company is self-insured for certain losses related to medical claims with excess loss coverage of $0.4 million per claim per year. The Company also utilizes large deductible policies to insure claims related to general liability, product liability, automobile, and workers’ compensation. The Company’s recorded liability for workers’ compensation represents an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated workers' compensation liability is undiscounted and is established based upon analysis of historical and actuarial estimates, and is reviewed by the Company and third party actuaries on a quarterly basis to ensure that the liability is appropriate. As of December 31, 2014 and 2013, $4.8 million and $5.4 million, respectively, of the recorded undiscounted liability is included in accrued expenses and other current liabilities and $10.0 million and $9.5 million are included in other non-current liabilities within the accompanying Consolidated Balance Sheets.

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

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating this ASU to determine the Company's adoption method and the impact it will have on the Company's Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern). This ASU addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company does not expect to early adopt this ASU and does not believe that the adoption of this ASU will have a material impact on the Company's Consolidated Financial Statements.

(3) Acquisitions and Divestitures

Sealy Acquisition

On March 18, 2013, the Company completed the Sealy Acquisition. Pursuant to the merger agreement, each share of common stock of Sealy issued and outstanding immediately prior to the effective time of the Sealy Acquisition was cancelled and (other than shares held by Sealy or Tempur Sealy International or their subsidiaries or Sealy stockholders who properly exercised their appraisal rights) converted into the right to receive $2.20 in cash. The total purchase price was $1,172.9 million, which was funded using available cash and financing consisting of the Company’s 2012 Credit Agreement and Senior Notes (see Note 6, “Debt” for the definition of these terms and further discussion). The purchase price of Sealy consisted of the following items:

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

The Company incurred $18.7 million and $8.9 million of transaction costs for the years ended December 31, 2013 and 2012, respectively. There were no transaction expenses incurred in 2014. These costs are included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. In addition, the Company incurred $19.9 million of incremental interest expense for the year ended December 31, 2013. This includes interest and other fees on the Senior Notes and the 2012 Credit Agreement for the period prior to March 18, 2013. The incremental interest expense also included commitment fees associated with financing for the closing of the Sealy Acquisition, and the write off of deferred financing costs associated with the 2011 Credit Facility.

The Company accounted for the Sealy Acquisition using the acquisition method. The allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of March 18, 2013. The components of the final purchase price allocation are as follows:

(in millions)
Accounts receivable	$185.0
Inventory	75.1
Prepaid expenses and other current assets	22.8
Accounts payable	(77.9)
Accrued expenses	(137.2)
Property, plant and equipment	242.9
Other assets	32.6
Identifiable intangible assets:
Indefinite-lived trade names	521.2
Contractual retailer/distributor relationships	91.1
Developed technology, including patents	87.1
Customer databases	3.9
Optimum™ trade name	2.3
Deferred income taxes, net	(232.8)
8.0% Sealy Notes	(96.2)
Redeemable non-controlling interest	(11.3)
Other liabilities	(77.5)
Goodwill	541.8
Net consideration transferred	$1,172.9

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

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following unaudited pro forma information presents the combined financial results for the Company as if the Sealy Acquisition had been completed at the beginning of the Company’s prior year, January 1, 2013. Prior to the Sealy Acquisition, Sealy used a 52-53 week fiscal year ending on the closest Sunday to November 30, but no later than December 2. The pro forma financial information set forth below for the year ended December 31, 2013 includes Sealy’s pro forma information for the combined twelve month period from December 3, 2012 through March 3, 2013 and April 1, 2013 through December 29, 2013.

Year Ended
December 31,
(in millions, except earnings per common share)	2013
Net sales	$2,757.2
Net income	$90.9
Earnings per common share – Diluted	$1.49

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

Other Acquisitions and Divestitures

Effective June 30, 2014, the Company completed the sale of its three U.S. innerspring component production facilities and equipment, along with associated working capital, to L&P for total consideration of approximately $47.8 million. The working capital adjustment period ended in the quarter ended September 30, 2014, which resulted in a cash payment to L&P of $2.8 million, reduced the total consideration received to $45.0 million. The carrying amount of the net assets sold in this transaction, including an allocation of reporting unit goodwill determined using the relative fair value method, was approximately $66.8 million. As a result, a loss on disposal of business was recorded for $23.2 million for the year ended December 31, 2014, which included $1.4 million of transaction costs and the $2.8 million working capital adjustment.

Effective July 1, 2014, the Company acquired certain assets from a third-party licensee relating to its business in Japan. The total purchase price was $8.5 million, subject to customary working capital adjustments. The Company accounted for this business combination using the acquisition method. The preliminary allocation of the purchase price is based on estimates of the fair value of assets acquired as of July 1, 2014. The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill, which is non-deductible for income tax purposes and is entirely allocated to the Tempur International reportable segment.

(4) Goodwill and Other Intangible Assets

The following summarizes changes to the Company’s goodwill, by reportable segment:

(in millions)	Total	Tempur North America	Tempur International	Sealy
Balance as of December 31, 2012	$216.1	$108.9	$107.2	$—
Goodwill resulting from Sealy Acquisition	541.8	—	—	541.8
Foreign currency translation adjustments	1.7	(1.2)	0.1	2.8
Balance as of December 31, 2013	759.6	107.7	107.3	544.6
Disposal of business	(21.4)	—	—	(21.4)
Goodwill resulting from acquisitions	2.3	—	2.3	—
Foreign currency translation adjustments	(4.0)	(1.5)	(1.2)	(1.3)
Balance as of December 31, 2014	$736.5	$106.2	$108.4	$521.9

The following table summarizes information relating to the Company’s other intangible assets, net:

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

($ in millions)		December 31, 2014			December 31, 2013
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade names		$569.0	$—	$569.0	$575.3	$—	$575.3
Amortized intangible assets:
Contractual distributor relationships	15	$88.2	$10.4	$77.8	$90.0	$4.7	$85.3
Technology and other	4-10	92.6	32.6	60.0	93.2	25.5	67.7
Patents, other trademarks, and other trade names	5-20	27.3	14.6	12.7	27.4	12.2	15.2
Customer databases, relationships and reacquired rights	2-5	24.1	16.5	7.6	21.0	14.4	6.6
Total		$801.2	$74.1	$727.1	$806.9	$56.8	$750.1

Amortization expense relating to intangible assets for the Company was $18.5 million, $15.2 million and $5.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is recorded in general, administrative and other expenses in the Company's Consolidated Statements of Income. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any period.

Estimated annual amortization of intangible assets is expected to be as follows:

(in millions)
Year Ending December 31,
2015	$18.3
2016	17.9
2017	16.6
2018	15.6
2019	15.4

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Unconsolidated Affiliate Companies

The Company has ownership interests in a group of Asia-Pacific joint ventures, as a result of the Sealy Acquisition, to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0% and is accounted for under the equity method. The Company’s net investment of $12.9 million and $7.8 million at December 31, 2014 and 2013, respectively, is recorded in other non-current assets within the accompanying Consolidated Balance Sheets. The Company’s share of earnings for the year ended December 31, 2014 and 2013 is recorded in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

The tables below present summarized financial information for joint ventures as of and for the years ended December 31:

(in millions)	2014	2013
Current assets	$49.7	$39.1
Non-current assets	5.1	5.7
Current liabilities	29.7	31.7
Equity	25.1	13.1

(in millions)	2014	2013
Revenues	$99.2	$67.9
Gross profit	62.1	45.0
Income from operations	16.8	10.9
Net income	13.1	8.9
(6) Debt

Debt for the Company consists of the following:

(in millions)	December 31, 2014	December 31, 2013
$375.0 million Senior Notes, interest at 6.875%, due December 15, 2020	$375.0	$375.0
Revolving credit facility, interest at Base Rate plus applicable margin of 2.25% or LIBOR plus applicable margin of 3.00% as of December 31, 2014 and 3.25% as of December 31, 2013, commitment through and due March 18, 2018	16.0	74.5
Term A Facility, interest at LIBOR plus applicable margin of 2.25% as of December 31, 2014 and 2.50% as of December 31, 2013, commitment through and due March 18, 2018	484.5	522.5
Term B Facility, interest at LIBOR, subject to a 0.75% floor plus applicable margin of 2.75% as of December 31, 2014 and December 31, 2013, commitment through and due March 18, 2020	594.4	737.3
8.0% Sealy Notes, due July 15, 2016	104.7	99.6
Capital lease obligations and other	27.7	27.6
	1,602.3	1,836.5
Less current portion	(66.4)	(39.6)
	$1,535.9	$1,796.9

2012 Credit Agreement

On December 12, 2012, Tempur Sealy International and certain subsidiaries of Tempur Sealy International as borrowers and guarantors, entered into a credit agreement (as amended, the “2012 Credit Agreement”) with a syndicate of banks. The 2012 Credit Agreement initially provided for (i) a revolving credit facility of $350.0 million (the “Revolver”), (ii) a term A facility of $550.0 million (the “Term A Facility”) and (iii) a term B facility of $870.0 million (the “Term B Facility”). The Revolver includes a sublimit for letters of credit and swingline loans, subject to certain conditions and limits. The Revolver and the Term A Facility will mature on March 18, 2018 and the Term B Facility will mature on March 18, 2020. The Revolver, the Term A Facility and the Term B Facility closed and funded in connection with the Sealy Acquisition on March 18, 2013.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Borrowings under the 2012 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the other subsidiary borrowers, at either (i) LIBOR plus the applicable margin or (ii) Base Rate plus the applicable margin. For the Revolver and the Term A Facility, (a) the initial applicable margin for LIBOR advances was 3.00% per annum and the initial applicable margin for Base Rate advances was 2.00% per annum, and (b) thereafter following the delivery of financial statements for the first full fiscal quarter after closing, such applicable margins are determined by a pricing grid based on the consolidated total net leverage ratio of the Company. The Term B Facility was initially subject to a LIBOR floor of 1.00%. The applicable margin for the Term B facility was initially 4.00% per annum for LIBOR advances and 3.00% per annum for Base Rate advances. On May 16, 2013, the applicable margin on the Term B Facility was reduced to 2.75% per annum for LIBOR advances and 1.75% per annum for Base Rate advances, and the LIBOR floor was reduced to 0.75% until maturity. On July 11, 2013, the applicable margin on the Term A Facility was reduced by 0.75% for each pricing level on the pricing grid based on the consolidated total net leverage ratio of the Company.

Obligations under the 2012 Credit Agreement are guaranteed by Tempur Sealy International’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions; and the 2012 Credit Agreement is secured by a security interest in substantially all Tempur Sealy International’s and the other subsidiary borrowers’ domestic assets and the domestic assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by a subsidiary guarantor. The 2012 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio and maintenance of a maximum consolidated total net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded on the Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and short-term other debt. The Company is allowed to exclude from consolidated funded debt 100.0% of the domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of December 31, 2014, domestic qualified cash was $25.9 million and foreign qualified cash was $21.9 million.

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

Tempur Sealy International is required to pay a commitment fee on the unused portion of the Revolver, which initially was 0.50% per annum and which steps down to 0.375% per annum if the consolidated total net leverage ratio is less than or equal to 3.50:1.00. This unused commitment fee is payable quarterly in arrears and on the date of termination or expiration of the commitments under the Revolver. Tempur Sealy International and the other borrowers also pay customary letter of credit issuance and other fees under the 2012 Credit Agreement.

On October 17, 2014, the Company entered into an amendment to its existing 2012 Credit Agreement. The amendment provides the Company with flexibility in the acquisition of existing and future licensees, distributors and joint ventures as well as the potential acquisition of other strategic international brands in existing Company markets by, among other things, providing for increased acquisition baskets and certain exceptions from such acquisition baskets and greater flexibility with respect to the requirements for guarantying the obligations under the 2012 Credit Agreement by certain existing joint ventures. In addition, the amendment provides for flexibility under the maximum consolidated total net leverage ratio going forward as well as additional flexibility in the making of certain investments and restricted payments and the payment of junior indebtedness through, among other things, an available amount basket that includes a $50.0 million starter portion.

As of December 31, 2014, the Revolver total LIBOR plus applicable margin interest rate was 3.16%. As of December 31, 2014, the Revolver total Base Rate plus applicable margin interest rate was 5.25%. During the year ended December 31, 2014, borrowings were $271.5 million and repayments were $330.0 million. Total outstanding borrowings under the Revolver were $16.0 million at December 31, 2014 with letters of credit outstanding of $18.2 million, and total availability under the Revolver was $315.8 million as of December 31, 2014.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2014, the Term A Facility total LIBOR plus applicable margin interest rate was 2.42%. The Term A Facility is subject to scheduled quarterly payments in accordance with the 2012 Credit Agreement. The scheduled quarterly payments are $13.5 million from March 31, 2015 through December 31, 2017. Upon maturity, the principal payment due is $323.0 million. During the year ended December 31, 2014, repayments with respect to the Term A Facility were $38.0 million, which includes $9.1 million of prepayments made as a result of the excess cash flow covenant in the 2012 Credit Agreement.

As of December 31, 2014, the Term B Facility total LIBOR plus applicable margin was 3.50%. The Term B Facility is subject to scheduled quarterly payments in accordance with the 2012 Credit Agreement. The scheduled quarterly payments are $1.5 million through December 31, 2019. Upon maturity, the principal payment due is $564.1 million. During the year ended December 31, 2014, repayments with respect to the Term B Facility were $142.9 million, which includes $12.8 million of prepayments made as a result of the excess cash flow covenant in the 2012 Credit Agreement.

On September 30, 2014, the Company voluntarily prepaid $123.1 million on the Term B Facility and $1.9 million on the Term A Facility. In conjunction with the voluntary prepayment, the Company recorded accelerated amortization of $3.3 million of the associated deferred financing costs, which is recorded in interest expense in the Consolidated Statements of Income.

The Company is in compliance with all applicable covenants at December 31, 2014.

Senior Notes

On December 19, 2012, Tempur Sealy International issued $375.0 million aggregate principal amount of 6.875% senior notes due 2020 (the “Senior Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933 ("Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The Senior Notes were issued pursuant to an indenture, dated as of December 19, 2012 (the “Indenture”), among the Company, certain subsidiaries of Tempur Sealy International as guarantors (the “Guarantors”), and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Senior Notes are general unsecured senior obligations of Tempur Sealy International and are guaranteed on a senior unsecured basis by the Guarantors. The Senior Notes mature on December 15, 2020, and interest is payable semi-annually in arrears on each June 15 and December 15, beginning on June 15, 2013. The gross proceeds from the Senior Notes, were funded into escrow and these funds were released from escrow on March 18, 2013 and used as part of the funding of the Sealy Acquisition. Following the completion of the Sealy Acquisition, Sealy and certain of its subsidiaries became Guarantors of the Senior Notes.

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

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Also in conjunction with the issuance and sale of the Senior Notes, Tempur Sealy International and the Guarantors agreed through a Registration Rights Agreement to exchange the Senior Notes for a new issue of substantially identical senior notes registered under the Securities Act. Tempur Sealy International and the Guarantors would have been required to pay additional interest if the Senior Notes were not registered within the time periods specified within the Registration Rights Agreement. Tempur Sealy International filed a registration statement on Form S-4 on July 12, 2013 in connection with the registration of the Senior Notes, and the registration statement was declared effective by the Securities and Exchange Commission on July 26, 2013, which was within the specified time period.

8.0% Sealy Notes

In conjunction with the Sealy Acquisition, Sealy’s obligations under its 8.0% Sealy Notes were amended. As a result of the Sealy Acquisition, the 8.0% Sealy Notes became convertible solely into cash, in an amount that declined slightly every day during the Make-Whole Period (as defined under the Supplemental Indenture governing the 8.0% Sealy Notes) that followed the Sealy Acquisition, and then became fixed thereafter. The Make-Whole Period effectively expired on April 12, 2013. As of April 12, 2013, approximately 83.0% of all the 8.0% Sealy Notes outstanding prior to the Sealy Acquisition were converted into cash and paid to the holders. Holders of the 8.0% Sealy Notes who converted on March 19, 2013 received approximately $2,325.43 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The holders of the 8.0% Sealy Notes who convert after April 12, 2013 will receive $2,200 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The Company calculated the fair value of the remaining 8.0% Sealy Notes as part of its purchase price allocation by first calculating the future payout of the remaining 17.0% aggregate principal amount of the 8.0% Sealy Notes still outstanding and the cumulative semi-annual interest payments at the July 15, 2016 maturity, and then calculated the present value using a market discount rate, which resulted in a fair value of $96.2 million at March 18, 2013, the date the Sealy Acquisition closed. As of December 31, 2014, the carrying value of the 8.0% Sealy Notes is $104.7 million, which includes $8.7 million of accreted discount. The discount is accreted through non-cash interest expense over the life of the 8.0% Sealy Notes using the effective interest method. As of December 31, 2013, the 8.0% Sealy Notes had a carrying value of $99.6 million, which includes $3.7 million of accreted discount less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion.

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

Capital Leases

The Company is party to capital leases as of December 31, 2014 and 2013. The approximate remaining life of the leases is 10 years as of December 31, 2014.

Deferred Financing Costs

As a result of the Company’s issuance of the Senior Notes and in conjunction with entering into the 2012 Credit Agreement, $54.3 million of deferred financing costs were capitalized in 2013 and 2012 and will be amortized as interest expense over the respective debt instrument period, ranging from 5 to 8 years, using the effective interest method. In conjunction with the voluntary prepayment on September 30, 2014 on amounts outstanding under the 2012 Credit Agreement, the Company recorded accelerated amortization of $3.3 million of the associated deferred financing costs. On October 17, 2014, the Company capitalized $3.1 million of deferred financing costs in connection with the amendment to the existing 2012 Credit Agreement. These deferred financing costs will be amortized as interest expense over the remaining 4 to 6 years of the debt instrument period, in conjunction with the initial deferred financing costs capitalized in 2013 and discussed above.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In conjunction with the repayment of all outstanding borrowings on the 2011 Credit Facility, the Company wrote off the associated $4.7 million of deferred financing costs in 2013.

Interest Rate Swap Agreement

On August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates associated with variable portions of the Company’s debt outstanding. Refer to Note 8, “Derivative Financial Instruments,” for additional information regarding the Company’s interest rate swap agreement.

Future Obligations

As of December 31, 2014, the scheduled maturities of long-term debt outstanding, including capital lease obligations, for each of the next five years and thereafter are as follows:

(in millions)	Amount
2015	$66.4
2016	166.6
2017	62.2
2018	347.7
2019	8.9
Thereafter	950.5
Total	$1,602.3

(7) Fair Value Measurements

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the year ended December 31, 2014 and 2013. At December 31, 2014 and 2013, the Company had an interest rate swap agreement and foreign exchange forward contracts recorded at fair value. The fair value of the interest rate swap agreement is calculated using standard industry models based on observable forward yield curves. The Company also utilizes foreign currency forward contracts to manage the risk associated with exposures to foreign currency risk related to intercompany debt and associated interest payments. The fair value of the foreign exchange contracts is calculated using standard industry models based on observable forward points and discount curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts. The fair value of the interest rate swap and the foreign exchange forward contract were not material for the years ended December 31, 2014 or 2013.

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2012 Credit Agreement are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the Senior Notes was approximately $398.4 million and $405.0 million at December 31, 2014 and 2013, respectively. The fair value of the 8.0% Sealy Notes was approximately $110.7 million and $99.9 million at December 31, 2014 and 2013, respectively. The fair value of the Senior Notes and the 8.0% Sealy Notes were based on Level 2 inputs such as quoted market prices or estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) Derivative Financial Instruments

In the normal course of business, the Company is exposed to certain risks related to fluctuations in interest rates. The Company uses interest rate swaps to manage risks from these market fluctuations. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions. The Company also utilizes foreign exchange spot and forward contracts to manage the risk associated with exposures to foreign currency risk. In addition, certain foreign exchange forward contracts related to risks associated with intercompany inventory purchases and are designated as cash flow hedging instruments. Certain forward exchange forward contracts relate to intercompany debt and associated interest payments and certain accounts receivable and accounts payable and are considered to be economic hedges. The fair value of the interest rate swap and foreign exchange forward contracts is calculated as described in Note 7, "Fair Value Measurements," taking into consideration foreign currency rates and the current creditworthiness of the counterparties or the Company, as applicable.

Interest Rate Swap Agreement

The Company is exposed to changes in interest rates on its variable rate debt. In order to manage this risk, on August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. The Company designated this interest rate swap agreement as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated interest rate swap agreement will offset losses and gains on the transactions being hedged. The Company formally documented the effectiveness of this qualifying hedge instrument (both at the inception of the interest rate swap agreement and on an ongoing basis) in offsetting changes in cash flows of the hedged transaction. The fair value of the interest rate swap agreement is calculated as described in Note 7, “Fair Value Measurements”, taking into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable.

As a result of this interest rate swap agreement, the Company pays interest at a fixed rate and receives payments at a variable rate which began on December 30, 2011. As of this date, the interest rate swap agreement effectively fixed the floating LIBOR-based interest rate to 1.25% plus the applicable margin on $250.0 million of the outstanding balance under the Company’s variable rate debt. On December 30, 2013, the outstanding notional principal amount of the interest rate swap agreement reduced to $150.0 million. The interest rate swap agreement expires on December 30, 2015. The Company has selected the LIBOR-based rate on the hedged portion of the Company’s variable rate debt during the term of the interest rate swap agreement. The effective portion of the change in value of the interest rate swap agreement is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period. These amounts are immaterial to the Consolidated Financial Statements.

Foreign Exchange Forward Contracts

Cash Flow Hedges

The Company is exposed to foreign currency risk related to intercompany and third party inventory purchases denominated in foreign currencies. To manage the risk associated with fluctuations in foreign currencies related to these transactions, the Company enters into foreign exchange forward contracts. As of December 31, 2014, the Company had foreign exchange forward contracts designated as cash flow hedges to buy U.S dollars and to sell Canadian dollars with a notional amount outstanding of $46.5 million. These foreign exchange forward contracts have maturities ranging from January 2015 to December 2015. The Company designates certain foreign exchange forward contracts as hedging instruments, and the contracts qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts' gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income until the underlying hedged item is reflected in the Company's accompanying Consolidated Statements of Income, at which time the effective amount in accumulated other comprehensive income is reclassified to cost of sales in the accompanying Consolidated Statements of Income. The Company expects to reclassify a gain of approximately $1.4 million, net of tax, over the next 12 months based on December 31, 2014 exchange rates.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other expense, net on the accompanying Consolidated Statements of Income. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other expense, net. These amounts are immaterial to the Consolidated Financial Statements.

Economic Hedges

The Company is also exposed to foreign currency risk related to intercompany debt and associated interest payments and certain accounts receivable and accounts payable. To manage the risk associated with fluctuations in foreign currencies related to these assets and liabilities, the Company enters into foreign exchange forward contracts. The Company considers these contracts to be economic hedges. Accordingly, changes in the fair value of these instruments affect earnings during the current period. These foreign exchange forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies. The fair value of foreign exchange forward contracts are estimated as described in Note 7, “Fair Value Measurements,” taking into consideration foreign currency rates and the current creditworthiness of the counterparties or the Company, as applicable. These amounts are immaterial to the Consolidated Financial Statements.

(9) Retirement Plans

401(k) Plan

The Company has a defined contribution plan (“the 401(k) Plan”) whereby eligible employees may contribute up to 15.0% of their pay subject to certain limitations as defined by the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan after 90 days and are eligible to receive matching contributions upon one year of employment with the Company. The 401(k) Plan provides a 100.0% match of the first 3.0% and 50.0% of the next 2.0% of eligible employee contributions. All matching contributions vest immediately. The Company incurred $5.0 million, $1.7 million and $1.5 million of expenses associated with the 401(k) Plan for the years ended December 31, 2014, 2013 and 2012, respectively.

Defined Contribution Plans

Substantially all employees in the Company's Sealy and Tempur North America reportable segments are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company) are set aside in trust for retirement benefits. Profit sharing expense was $1.7 million and $4.0 million for the year ended December 31, 2014 and 2013, respectively.

Company Defined Benefit Pension Plans

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

Pension plan assets consist of investments in various common/collective trusts with equity investment strategies diversified across multiple industry sectors and company market capitalization within specific geographical investment strategies, fixed income common/collective trusts, which invest primarily in investment-grade and high-yield corporate bonds and U.S. treasury securities, as well as money market mutual funds. The fixed income investments are diversified as to ratings, maturities, industries and other factors. The plan assets contain no significant concentrations of risk related to individual securities or industry sectors. The plan has no direct investment in the Company's common stock.

The long-term rate of return for the plans is based on the weighted average of the plans’ investment allocation and the historical returns for those asset categories. Because future compensation levels are not a factor in these plans’ benefit formula, the accumulated benefit obligation is equal to the projected benefit obligation as reported below. The discount rate is based on the returns on long-term bonds in the private sector and incorporates a long-term inflation rate. Summarized information for the plans follows:

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Expenses and Status

Components of net periodic pension cost included in the accompanying Consolidated Statements of Income for the years ended December 31 were as follows:

(in millions)	2014	2013
Service cost	$0.9	$0.9
Interest cost	1.8	1.3
Expected return on assets	(2.1)	(1.5)
Curtailment loss	0.1	—
Amortization of net gain	(0.1)	—
Net periodic pension cost	$0.6	$0.7

The other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the years ended December 31 were:

(in millions)	2014	2013
Net loss (gain)	$9.0	$(6.2)
Amortization of prior service cost	(0.2)	1.0
Amortization of net gain	0.1	—
New prior service cost	0.1	—
Total recognized in other comprehensive income	$9.0	$(5.2)

The following assumptions, calculated on a weighted‑average basis, were used to determine net periodic pension cost for the Company’s defined benefit pension plans for the years ended December 31:

	2014	2013
Discount rate (a)	4.01%	4.23%
Expected long term return on plan assets	7.00%	6.92%

(a)
Due to current economic differences in the interest rates in the jurisdictions of the retirement plans, the discount rates used in 2014 to determine the expenses for the United States retirement plan and Canadian retirement plan were 3.94% and 5.00%, respectively. The discount rates used in 2013 to determine the expenses for the United States retirement plan and Canadian retirement plan were 4.25% and 4.00%, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Obligations and Funded Status

The measurement date for all of the Company’s defined benefit pension plans is December 31. The funded status of the defined benefit pension plans as of December 31 were as follows:

(in millions)	2014	2013
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$36.4	$39.9
Service cost	0.9	0.9
Interest cost	1.8	1.3
Plan changes	0.2	0.5
Actuarial loss (gain)	9.2	(4.8)
Curtailments	(0.1)	—
Benefits paid	(0.7)	(0.5)
Expenses paid	(0.2)	(0.3)
Foreign currency exchange rate changes	(0.4)	(0.6)
Projected benefit obligation at end of year	$47.1	$36.4
Change in Plan Assets:
Fair value of plan assets at beginning of year	$30.5	$26.2
Actual return on assets	2.2	2.9
Employer contribution	1.0	2.8
Plan settlements	—	(0.4)
Benefits paid	(0.7)	(0.5)
Expenses paid	(0.2)	(0.3)
Foreign currency exchange rate changes	(0.3)	(0.2)
Fair value of plan assets at end of year	$32.5	$30.5
Funded status	$(14.6)	$(5.9)

The Company’s defined benefit pension plan for U.S. Sealy employees is underfunded. As of December 31, 2014, the projected benefit obligation and fair value of plan assets were $43.7 million and $28.8 million, respectively. As of December 31, 2013, the projected benefit obligation and fair value of plan assets were $33.3 million and $26.7 million, respectively. The Company’s defined benefit pension plan for employees of Sealy Canada, Ltd. is overfunded. As of December 31, 2014, the projected benefit obligation and fair value of plan assets for the Sealy Canada Ltd. pension plan were $3.4 million and $3.7 million, respectively. As of December 31, 2013, the projected benefit obligation and fair value of plan assets for the Sealy Canada Ltd. pension plan were $3.1 million and $3.8 million, respectively.

The following table represents amounts recorded in the Consolidated Balance Sheet:

	December 31,
(in millions)	2014	2013
Amounts recognized in the Consolidated Balance Sheets:
Non-current portion of benefit liability	$14.9	$6.7
Non-current benefit asset	0.3	0.8
Accumulated other comprehensive income	9.0	(5.2)

The following assumptions, calculated on a weighted‑average basis, were used to determine benefit obligations for the Company’s defined benefit pension plans as of December 31:

	2014	2013
Discount rate(a)	5.00%	5.00%

(a)	The discount rates used in 2014 and 2013 to determine the benefit obligations for the United States defined benefit pension plan and Canadian defined benefit pension plan were both 5.00%.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No material amounts are expected to be reclassified from accumulated other comprehensive loss to be recognized as components of net income during 2015.

Plan Contributions and Expected Benefit Payments

During 2015, the Company expects to contribute $1.6 million to the Company's pension plans from available cash and equivalents.

The following table presents estimated future benefit payments:

(in millions)
Fiscal 2015	$0.9
Fiscal 2016	1.0
Fiscal 2017	1.0
Fiscal 2018	1.1
Fiscal 2019	1.2
Fiscal 2020 ‑ Fiscal 2024	8.4

Pension Plan Asset Information

Investment Objective and Strategies. The Company's investment objectives are to minimize the volatility of the value of the Company's pension assets relative to pension liabilities and to ensure assets are sufficient to pay plan benefits. Target and actual asset allocations are as follows:

	2014 Target	2014 Actual
Common/collective trust consisting primarily of:
Equity securities	60.00%	76.86%
Debt securities	40.00%	21.77%
Other	—%	1.37%
Total plan assets	100.00%	100.00%

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

The plan investment fiduciaries are responsible for setting asset allocation targets, and monitoring asset allocation and investment performance. The Company’s pension investment manager has discretion to manage assets to ensure compliance with the asset allocations approved by the plan fiduciaries.

Significant Concentrations of Risk

Significant concentrations of risk in the Company's plan assets relate to equity, interest rate, and operating risk. In order to ensure assets are sufficient to pay benefits, a portion of plan assets is allocated to equity investments that are expected, over time, to earn higher returns with more volatility than fixed income investments which more closely match pension liabilities. Within the common/collective trusts, the plan assets contain no significant concentrations of risk related to individual securities or industry sectors.

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

Expected Long-Term Return on Plan Assets

The expected long-term return assumption at December 31, 2014 was 7.00% for the United States defined benefit pension plan and 6.00% for the Canadian defined benefit pension plan. The expected long-term return assumption is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. The assumption considers various sources, primarily inputs from advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy by plan.

The investments in plan assets primarily consist of mutual funds and money market funds. Investments in mutual funds and money market funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date. The fair value of the Company’s pension benefit plan assets at December 31 by asset category was as follows:

(in millions)	2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Common/collective trust
U.S. equity	$19.6	$—	$19.6	$—
International equity	5.2	—	5.2	—
Total equity based funds	24.8	—	24.8	—
Common/collective trust - fixed income	7.0	—	7.0	—
Money market funds	0.7	—	0.7	—
Total	$32.5	$—	$32.5	$—

(in millions)	2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Equity
Mutual funds—U.S. companies	$13.1	$13.1	$—	$—
Mutual funds—International companies	5.9	5.9	—	—
Total equity funds	19.0	19.0	—	—
Mutual funds—fixed income	10.5	10.5	—	—
Money market funds	1.0	1.0	—	—
Total	$30.5	$30.5	$—	$—

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Common/collective trusts are valued at the net asset value ("NAV") per share multiplied by the number of shares held as of the measurement date. The determination of net asset value for the common/collective trusts includes market pricing of the underlying assets as well as broker quotes and other valuation techniques that represent fair value as determined by the respective administrator of the common/collective trust. Management has determined that the NAV is an appropriate estimate of the fair value of the commingled investments funds at December 31, 2014 and 2013, based on the fact that the common/collective trusts are audited and accounted for at fair value by the administrators of the respective common/collective trusts.  If the Company has the ability to redeem its investment in the respective alternative investment at the net asset value with no significant restrictions on the redemption at the consolidated balance sheet date, the Company has categorized the alternative investment as a Level 2 measurement in the fair value hierarchy. The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair value. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the consolidated balance sheet dates.

Multi‑Employer Benefit Plans

Approximately 68.0% of the Company’s domestic employees are represented by various labor unions with separate collective bargaining agreements. Hourly employees working at eight of the Company’s domestic manufacturing facilities are covered by union sponsored retirement plans. Further, employees working at three of the Company’s domestic manufacturing facilities are covered by union sponsored health and welfare plans. These plans cover both active employees and retirees. Through the health and welfare plans, employees received medical, dental, vision, prescription and disability coverage. The Company’s cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The expense recognized by the Company for such contributions for the years ended December 31 were as follows:

(in millions)	2014	2013
Multi‑employer retirement plan expense	$4.7	$3.9
Multi‑employer health and welfare plan expense	2.2	2.2

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

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents information regarding the multi‑employer pension plans that are significant to the Company for the year ended December 31, 2014 and 2013, respectively:

(in millions)
Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status(1) 2014	FIP/RP Status Pending/Implemented(2)	Contributions of the Company 2014	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

United Furniture Workers Pension Fund A(4)	13-5511877-001	Red	Implemented	$0.9	Yes, 10.0%	2016 and 2017	2013, 2014
Pension Plan of the National Retirement Fund	13-6130178-001	Red	Implemented	$1.1	Yes, 10.0%	2016	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	Red	Implemented	$0.4	Yes, 10.0%	2015	N/A

(in millions)
Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status(1) 2013	FIP/RP Status Pending/Implemented(2)	Contributions of the Company 2013	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

United Furniture Workers Pension Fund A(4)	13-5511877-001	Red	Implemented	$0.7	Yes, 10.0%	2014 and 2016	2013
Pension Plan of the National Retirement Fund	13-6130178-001	Red	Implemented	$0.7	Yes, 10.0%	2014	N/A

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

(2)	Funding Improvement Plan or Rehabilitation Plan as defined in the Employment Retirement Security Act of 1974 has been implemented or is pending.

(3)	Indicates whether the Company paid a surcharge to the plan in the most current year due to funding shortfalls and the amount of the surcharge.

(4)	The Company represented more than 5.0% of the total contributions for the most recent plan year available.

(10) Stockholders' Equity

Tempur Sealy International has 300.0 million authorized shares of common stock with $0.01 per share par value and 0.01 million authorized shares of preferred stock with $0.01 per share par value. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

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

(11) Other Items

(a) Accrued expenses and other current liabilities.

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in millions)	2014	2013
Wages and benefits	$60.0	$59.3
Advertising	41.6	29.7
Sales returns	32.3	28.7
Rebates	22.8	23.0
Warranty	16.1	14.9
Other	60.5	52.8
	$233.3	$208.4

(b) Accumulated other comprehensive loss.

Accumulated other comprehensive loss consisted of the following:

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
(in millions)	2014	2013	2012
Foreign Currency Translation
Balance at beginning of period	$(15.6)	$(5.0)	$(13.2)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(38.4)	(13.3)	10.9
Tax benefit (expense) (1)	—	2.7	(2.7)
Balance at end of period	$(54.0)	$(15.6)	$(5.0)

Interest Rate Swap Agreement
Balance at beginning of period	$(1.4)	$(2.7)	$(1.6)
Other comprehensive income:
Net change from period revaluations:	3.0	5.2	2.7
Tax expense	(1.2)	(1.5)	(0.5)
Total other comprehensive income before reclassifications, net of tax	1.8	3.7	2.2
Net amount reclassified to earnings (3)	(1.9)	(3.2)	(4.0)
Tax benefit (2)	0.8	0.8	0.7
Total amount reclassified from accumulated other comprehensive loss, net of tax	(1.1)	(2.4)	(3.3)
Total other comprehensive income (loss)	0.7	1.3	(1.1)
Balance at end of period	$(0.7)	$(1.4)	$(2.7)

Pension Benefits
Balance at beginning of period	$3.2	$—	$—
Other comprehensive (loss) income:
Net change from period revaluations:	(9.0)	5.2	—
Tax benefit (expense)	3.4	(2.0)	—
Total other comprehensive income before reclassifications, net of tax	$(5.6)	$3.2	$—
Net amount reclassified to earnings	—	—	—
Tax benefit(2)	—	—	—
Total amount reclassified from accumulated other comprehensive income, net of tax	$—	$—	$—
Total other comprehensive income	(5.6)	(3.2)	—
Balance at end of period	$(2.4)	$3.2	$—

Foreign Exchange Forward Contracts
Balance at beginning of period	$—	$—	$—
Other comprehensive income:
Net change from period revaluations:	3.4	—	—
Tax expense	(0.9)	—	—
Total other comprehensive income before reclassifications, net of tax	$2.5	$—	$—
Net amount reclassified to earnings	(1.6)	—	—
Tax benefit (2)	0.4	—	—
Total amount reclassified from accumulated other comprehensive income, net of tax	$(1.2)	$—	$—
Total other comprehensive income	1.3	—	—
Balance at end of period	$1.3	$—	$—

(1)
In 2014 and 2013, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings. In 2012, a $2.7 million tax impact was recorded which reversed in 2013.

(2)	These amounts were included in the income tax provision on the accompanying Consolidated Statements of Income.

(3)	This amount was included in interest expense, net on the accompanying Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) Stock-based Compensation

Tempur Sealy International has two stock-based compensation plans which provide for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards to employees, non-employee directors, consultants and Company advisors. The plan under which equity awards may be granted in the future is the 2013 Equity Incentive Plan (the "2013 Plan"). It is the policy of the Company to issue stock out of treasury shares upon issuance or exercise of share-based awards. The Company believes that awards and purchases made under these plans better align the interests of the plan participants with those of its stockholders.

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

The Amended and Restated 2003 Equity Incentive Plan, as amended (the “2003 Plan”) was administered by the Compensation Committee of the Board of Directors, which, together with the Board of Directors, had the exclusive authority to administer the 2003 Plan, including the power to determine eligibility to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards and the acceleration or waiver of any vesting and performance of forfeiture restrictions, in each case subject to the terms of the 2003 Plan. Any of the Company’s employees, non-employee directors, consultants and Company advisors, as determined by the Compensation Committee, were eligible to be selected to participate in the 2003 Plan. Tempur Sealy International allowed a maximum of 11.5 million shares of its common stock under the 2003 Plan to be issued. In May 2013 the Company's Board of Directors adopted a resolution that prohibited further grants under the 2003 Plan.

In 2010, the Board of Directors approved the terms of a Long-Term Incentive Plan ("LTIP") established under the 2003 Plan. In 2013, the Board of Directors approved the terms of another Long-Term Incentive Plan established under the 2013 Plan. Awards under both Long-Term Incentive Plans have typically consisted of a mix of stock options and PRSUs. Shares with respect to the PRSUs will be granted and vest following the end of the applicable performance period and achievement of applicable performance metrics as determined by the Compensation Committee of the Board of Directors.

The Company’s stock-based compensation expense for the year ended December 31, 2014 included PRSUs, stock options, RSUs and DSUs. A summary of the Company’s stock-based compensation expense is presented below:

	December 31,
(in millions)	2014	2013	2012
PRSU expense (benefit)	$3.5	$3.0	$(0.9)
Stock option expense	7.0	8.3	4.4
RSU/DSU expense	2.9	5.6	2.2
Total stock-based compensation expense	$13.4	$16.9	$5.7

The Company granted PRSUs during the years ended December 31, 2014, 2013 and 2012. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. The Company recorded a benefit in the accompanying Consolidated Statements of Income of $3.0 million and $10.3 million, for the years ended December 31, 2014 and 2012, respectively, after re-evaluation of the probability of meeting certain required performance goals and determining that the performance goals would not be met.

The following table shows the PRSUs granted under the 2013 Plan and LTIP during the year ended December 31, 2014:

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(shares in millions)	Performance period	Target shares granted	Weighted-average fair value per share
Year ended 2015(1)	January 1, 2014 – December 31, 2015	0.15	$51.87
Year ended 2016(2)	January 1, 2014 - December 31, 2016	0.15	$51.87

(1)	At the end of the performance period, the actual number of shares issuable can range from zero to 200.0% of the target shares granted, which is assumed to be 100.0%.

(2)	At the end of the performance period, the actual number of shares issuable can range from zero to 300.0% of the target shares granted, which is assumed to be 100.0%.
A summary of the Company’s PRSU activity and related information for the years ended December 31, 2014 and 2013 is presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2012	0.3	$58.52
Granted	0.3	39.34
Vested	—	—
Forfeited	(0.3)	56.92
Awards unvested at December 31, 2013	0.3	$39.04
Granted	0.3	51.87
Vested	0.0	37.05
Forfeited	(0.3)	39.38
Awards unvested at December 31, 2014	0.3	$53.45

During the year ended December 31, 2014, PRSUs with an aggregate intrinsic value of $1.4 million were issued from treasury stock following the satisfaction of certain financial metrics over the one year performance period. The PRSUs were issued from treasury stock at 100.0% of the target award, the maximum payout. During the year ended December 31, 2013, PRSUs granted in 2010 with an aggregate intrinsic value of $14.9 million were issued from treasury stock following the satisfaction of certain financial metrics over the performance period. The PRSUs were issued from treasury stock at 282.0% of the target award, out of a maximum payout of 300.0%. The aggregate intrinsic value of PRSUs outstanding as of December 31, 2014 was $13.9 million.
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The assumptions used in the Black-Scholes pricing model for the years ended December 31, 2014, 2013 and 2012 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of Tempur Sealy International’s common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award. The Company uses historical data to determine these assumptions.

Year Ended
December 31,
	2014	2013	2012
Expected volatility range of stock	56.7% - 66.5%	63.0% - 72.8%	49.0% - 73.0%
Expected life of option, range in years	2 - 4	2 - 3	2 - 4
Risk-free interest range rate	0.4% - 1.4%	0.3% - 0.6%	0.3% - 0.7%
Expected dividend yield on stock	0.6% - 0.7%	0.6% - 0.9%	0.0% - 1.3%

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the Company’s unvested shares relating to stock options as of December 31, 2014 and 2013, and changes during the years ended December 31, 2014 and 2013, are presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2012	0.9	$23.49
Granted	0.6	39.77
Vested	(0.8)	19.71
Forfeited	(0.1)	39.62
Options unvested at December 31, 2013	0.6	$42.16
Granted	0.2	52.08
Vested	(0.3)	42.46
Forfeited	0.0	50.53
Options unvested at December 31, 2014	0.5	$46.23

A summary of the Company’s stock option activity under the 2003 Plan and 2013 Plan for the years ended December 31, 2014 and 2013, is presented below:

(shares in millions)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	2.9	$17.00
Granted	0.6	39.77
Exercised	(0.6)	14.54
Terminated	(0.1)	39.62
Options outstanding at December 31, 2013	2.8	$21.73
Granted	0.2	52.08
Exercised	(0.2)	20.82
Terminated	0.0	50.53
Options outstanding at December 31, 2014	2.8	$24.18	5.13	$84.3

Options exercisable at December 31, 2014	2.3	$19.20	4.35	$82.9

The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $6.7 million, $17.1 million and $29.8 million, respectively.

A summary of the Company's RSU and DSU activity and related information for the years ended December 31, 2014 and 2013 is presented below:

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions, except release price and years)	Shares	Weighted Average Release Price	Aggregate Intrinsic Value
Awards outstanding at December 31, 2012	0.2	$32.03
Granted	0.2	45.56
Vested	(0.2)	30.49
Terminated	—	—
Awards outstanding at December 31, 2013	0.2	$47.00
Granted	0.0	54.56
Vested	(0.1)	44.47
Terminated	0.0	46.77
Awards outstanding at December 31, 2014	0.1	$50.41	$5.8

The Company granted 0.02 million DSUs and 0.01 million RSUs during the year ended December 31, 2014. At December 31, 2014, the Company had 0.1 million of unvested DSUs/RSUs. The aggregate intrinsic value of RSU and DSUs vested during the year ended December 31, 2014 was $5.5 million.

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to the options, DSUs, RSUs and PRSUs granted during the year ended December 31, 2014 is presented below:

(in millions, except years)	December 31, 2014	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	$3.5	2.17
Unrecognized DSU/RSU expense	0.8	2.11
Unrecognized PRSU expense	9.2	1.56
Total unrecognized stock-based compensation expense	$13.5	1.76

Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares for the years ended December 31, 2014, 2013 and 2012 was $4.3 million, $8.7 million, and $11.4 million, respectively.

(13) Commitments and Contingencies

(a) Lease Commitments. The Company has various operating leases that call for annual rental payments due in equal monthly installments and a lease with a rent free occupancy period. The Company’s policy is to recognize expense for lease payment, including those with escalating provisions and rent free periods, on a straight-line basis over the lease term. Operating lease expenses were $32.3 million, $25.5 million, and $9.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future minimum lease payments at December 31, 2014 under these non-cancelable leases are as follows:

(in millions)
Year Ended December 31,
2015	$29.1
2016	27.0
2017	24.4
2018	21.3
2019	15.0
Thereafter	44.4
$161.2

The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2043. Certain of the operating leases provide for increased rent through increases in general price levels. The Company recognizes rent expense in these situations on a straight-line basis over the lease term.

(b) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant to the Company as of December 31, 2014 and December 31, 2013.

(c) Norfolk County Retirement System, Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 20, 2012

Arthur Benning, Jr., Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 25, 2012

On June 20 and 25, 2012, the above suits were filed against the Company and two named executive officers in the United States District Court for the Eastern District of Kentucky, purportedly on behalf of a proposed class of stockholders who purchased the Company’s stock between January 25, 2012 and June 5, 2012. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, false and misleading statements and concealment of material information concerning the Company’s competitive position, projected net sales, earnings per diluted share and related financial performance for the Company’s 2012 fiscal year. The plaintiffs seek damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief. On November 2, 2012, the Court consolidated the two lawsuits and on March 6, 2013, plaintiffs filed a consolidated complaint. On March 31, 2014, the Court issued an Order granting the Company’s motion to dismiss with prejudice the consolidated complaint. The Court issued its memorandum of opinion and entered final judgment on May 23, 2014. On June 6, 2014, the plaintiffs filed a notice of appeal. The Company intends to vigorously defend against the claims. The outcome of these matters is uncertain, however, and although the Company does not currently expect to incur a loss with respect to these matters, the Company cannot currently predict the manner and timing of the resolution of the suits, an estimate of a range of losses or any minimum loss that could result in the event of an adverse judgment in this suit, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(d) Sealy Mattress Company of NJ, Inc., David Hertz, individually, as trustee of, respectively, the Allison Lindsay Hertz Trust, the Samuel Douglas Hertz Trust, the Sydney Lauren Hertz Trust, the U/A DTD 08/21/97 Andrew Michael Marcus Trust, the U/A DTD 08/21/97 Julia Robyn Marcus Trust, and the U/A DTD 08/21/97 James Daniel Marcus Trust, and as executor of the Estate of Walter Hertz, Lisa Marcus, Rose Naiman, Michael Shoobs, and Diane Shoobs, individually and as custodian of the Robert S. Shoobs UTMA NJ v. Sealy Corporation, filed June 27, 2013.  With respect to the Sealy Acquisition, holders of approximately 3.1 million shares of Sealy common stock sent notices to Sealy purporting to exercise their appraisal rights in accordance with the Merger Agreement executed on September 26, 2012. In order to preserve these appraisal rights, any such former stockholder was required to commence an appraisal proceeding in the Delaware courts within 120 days after March 18, 2013. Sealy has expressly reserved its rights to contest that any or all of such notices were not delivered timely or otherwise not in the form required under Delaware law. On June 27, 2013, an appraisal proceeding was commenced in the Delaware Court of Chancery (the “Appraisal Action”). Sealy will be required to pay the court-determined fair value of the Sealy common stock formerly held by the former Sealy stockholders seeking the appraisal, plus interest at the statutory rate. This could impact the Company’s financial condition and liquidity. The Company believes that the merger consideration was fair and the appraised value should be equal to or less than the merger consideration and, therefore, the case lacks merit. The Company intends to defend against the claims vigorously. This matter is at a very preliminary stage, and the outcome is uncertain. As a result, the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims

(e) Alvin Todd, and Henry and Mary Thompson, individually and on behalf of all others similarly situated, Plaintiffs v. Tempur Sealy International, Inc., formerly known as Tempur-Pedic International, Inc. and Tempur-Pedic North America, LLC, Defendants; filed October 25, 2013

On October 25, 2013, a suit was filed against Tempur Sealy International and one of its domestic subsidiaries in the United States District Court for the Northern District of California, purportedly on behalf of a proposed class of “consumers” as defined by Cal. Civ. Code § 1761(d) who purchased, not for resale, a Tempur-Pedic mattress or pillow in the State of California. On November 19, 2013, the Company was served for the first time in the case but with an amended petition adding additional class representatives for additional states. The purported classes seek certification of claims under applicable state laws.

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

(f) German Regulatory Investigation. The German Federal Cartel Office (FCO) has conducted unannounced inspections of the premises of several mattress wholesaler/manufacturers including the Company's German subsidiary. The order permitting the inspection and collection of records alleged “vertical price fixing”. The FCO's review is ongoing but the Company has yet to receive any  statement of objections regarding any alleged claims against the Company.  If claims are asserted by the FCO, the Company intends to defend against the claims vigorously.  The outcome of the FCO's review  is uncertain; however, given the inherent uncertainties involved, the outcome of this matter cannot be predicted and the amount of any potential loss cannot be reasonably estimated. A negative outcome in this case could have a material adverse effect on the Company.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(g) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, and the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2014 for $2.5 million associated with this remediation project.

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

(h) Income Tax Assessments. The Company has received income tax assessments from the Danish Tax Authority (“SKAT”). The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments, as necessary in the appropriate Danish venue. The Company believes the litigation process to reach a final resolution of this matter could potentially extend over the next five years. If the Company is not successful in defending our position that the Company owes no additional taxes, the Company could be required to pay a significant amount to SKAT, which could impair or reduce our liquidity and profitability. For a description of these assessments and additional information with respect to these assessments and the various related legal proceedings, see Note 14, “Income Taxes” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

(i) Other. The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14) Income Taxes

The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2014		2013		2012
(dollars in millions)	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Statutory U.S. federal income tax	$61.2	35.0%	$44.8	35.0%	$80.2	35.0%
State income taxes, net of federal benefit	1.1	0.6%	1.7	1.3%	4.5	2.0%
Foreign repatriation, net of foreign tax credits	13.5	7.7%	(16.0)	(12.6)%	48.1	21.0%
Foreign tax differential	(12.6)	(7.2)%	(12.3)	(9.6)%	(9.7)	(4.2)%
Change in valuation allowances	(17.7)	(10.0)%	20.4	15.9%	(2.8)	(1.2)%
Uncertain tax positions	10.9	6.1%	4.7	3.7%	2.6	1.1%
Subpart F income	1.9	1.1%	1.5	1.2%	4.1	1.8%
Manufacturing deduction	(3.7)	(2.1)%	0.1	—%	(3.8)	(1.7)%
Goodwill on disposal of business	7.5	4.2%	—	—%	—	—%
Permanent and other	2.8	1.7%	4.2	3.5%	(0.8)	(0.4)%
Effective income tax provision	$64.9	37.1%	$49.1	38.4%	$122.4	53.4%

Subpart F income represents interest and royalties earned by a foreign subsidiary as well as sales made by certain foreign subsidiaries outside of their country of incorporation. Under the Internal Revenue Code of 1986, as amended (the "Code"), such income is taxable to Tempur Sealy International as if earned directly by Tempur Sealy International.

In conjunction with the Sealy Acquisition, the Company repatriated substantially all of its current and accumulated foreign earnings associated with the legacy Tempur foreign subsidiaries in a taxable transaction. The Company had previously tax effected those earnings and at December 31, 2012 had recorded a $48.1 million deferred tax liability on such earnings. As a result of the Sealy Acquisition, the Company recognized the benefit of certain foreign tax credit attributes associated with Sealy’s foreign subsidiaries’ earnings. These foreign tax credits could not be taken into account in calculating the Company’s tax on the book to tax basis difference of its foreign subsidiaries until the Sealy Acquisition closed. As a result of the taxable transaction and taking into consideration the application of these foreign tax credits, as of December 31, 2014 the Company has recognized cumulative tax on the repatriation transaction of approximately $63.9 million. At December 31, 2014, the Company’s tax basis in its top tier foreign subsidiary exceeds the Company’s book basis. Accordingly, no deferred tax has been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future. As it relates to the book to tax basis difference with respect of the stock of each of the Company’s lower tier foreign subsidiaries, as a general matter, the book basis exceeds the tax basis in the hands of the foreign subsidiary shareholder. By operation of the tax laws of the various countries in which such subsidiaries are domiciled, earnings of lower tier foreign subsidiaries are not subject to tax, in all material respects, when distributed to the foreign shareholder. It is the Company’s intent that the earnings of each lower tier foreign subsidiary, with the exception of its Danish subsidiary, will be permanently reinvested in its own operations. As it relates to the Danish subsidiary, its earnings may be distributed without any income tax impact in any case. Thus, no tax is provided for with respect to the book to tax basis difference of its stock.

The Company has received income tax assessments from SKAT with respect to the tax years 2001 through 2008 relating to the royalty paid by one of Tempur Sealy International’s U.S. subsidiaries to a Danish subsidiary. The royalty is paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production processes. In its assessment, SKAT asserts that the amount of royalty rate paid by the U.S. subsidiary to the Danish subsidiary is not reflective of an arms-length transaction. Accordingly, the tax assessment received from SKAT is based, in part, on a 20% royalty rate which is substantially higher than that historically used or deemed appropriate by the Company.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The 2008 income tax assessment was received in March 2014. The cumulative tax assessment for all years through 2008 is approximately $215.1 million including interest and penalties. The Company filed timely protests with the Danish National Tax Tribunal (the “Tribunal”) challenging the tax assessments. The Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement (“Bilateral APA”) between the United States and SKAT. A Bilateral APA involves an agreement between the Internal Revenue Service (“IRS”) and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and SKAT. SKAT and the IRS met several times since 2011, most recently in February 2013, to discuss the matter. At the conclusion of the February 2013 meeting, the IRS and SKAT concluded that a mutually acceptable agreement on the matter could not be reached and, as a result, the Bilateral APA process was terminated. The matter is now before the Tribunal. The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. In 2013, the Company was notified by SKAT that SKAT granted the deferral to 2017 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007. During the quarter ended June 30, 2014, the Company was granted a deferral to 2018 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for 2008. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments before the Tribunal and in the Danish courts, as necessary. The impact of terminating the Bilateral APA program has been considered by the Company in its December 31, 2014 estimate of unrecognized tax benefits.

The Company maintains an uncertain tax position associated with this matter, the amount of which is based on a royalty methodology and royalty rates that the Company considers to be reflective of arm’s length transactions. It is reasonably possible the amount of the recognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time. If the Company is not successful in defending its position before the Tribunal or in the Danish courts, the Company could be required to pay significant amounts to SKAT, which could impair or reduce its liquidity and profitability. In conjunction with the tax examination discussed below, during the year ended December 31, 2013 the Company received correspondence from SKAT requesting information regarding the royalty for the years 2009 through 2011. The correspondence indicated that SKAT would be evaluating the royalty paid for each of the years under examination in addition to other issues normally evaluated in a tax examination. The Company has responded to SKAT’s request for information. During the three months ended December 31, 2013, the Company and SKAT agreed that the examination of the royalty issue for the years 2009 - 2011 would be placed on hold pending the outcome of the Tribunal process relating to the years 2001 through 2008. As it relates to SKAT's examination of other items, particularly transactions between the Company’s Danish subsidiary and its foreign distribution subsidiaries, the Company believes it has meritorious defenses for all items reported in the Danish income tax returns. Through December 31, 2014, the Company has not been contacted by SKAT in response to the information provided by the Company.

The aggregate amount of uncertain tax benefits for all matters as of December 31, 2014 and 2013 were $47.6 million and $26.1 million, respectively. The unrecognized tax benefits as of December 31, 2014 and 2013 were $44.6 million and $22.2 million, respectively, which would impact the effective rate if recognized. The Company had approximately $10.3 million and $11.0 of accrued interest and penalties at December 31, 2014 and December 31, 2013, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. During the twelve months ended December 31, 2013, the Company concluded the tax examination of the U.S. federal income tax return for the years 2008 and 2009. During 2014 the Company was advised by the IRS that the years 2010 and 2011 would not be examined but that 2012 would be examined. That examination is in progress. With few exceptions, the Company is no longer subject to tax examinations by the U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2001. As it relates to Sealy for years prior to the Sealy Acquisition, Sealy or one of its subsidiaries was required to file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Sealy’s U.S. federal income tax returns and with few exceptions its foreign income tax returns are no longer subject to examination for years prior to 2006. Generally Sealy’s state and local jurisdiction income tax returns are no longer subject to examination for years prior to 2010.

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

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following sets forth the amount of income or (loss) before income taxes attributable to each of the Company’s geographies for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(in millions)	2014	2013	2012
Income before income taxes:
United States	$46.9	$(4.5)	$126.2
Rest of the world	128.0	132.5	103.0
	$174.9	$128.0	$229.2

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

(in millions)
Balance as of December 31, 2012	$12.9
Additions attributable to Sealy on date of acquisition	9.2
Additions based on tax positions related to 2013	2.3
Additions for tax positions of prior years	7.2
Settlements of uncertain tax positions with tax authorities	(5.5)
Balance as of December 31, 2013	26.1
Additions based on tax positions related to 2014	24.3
Additions for tax positions of prior years	0.5
Expiration of statutes of limitations	(3.2)
Settlements of uncertain tax positions with tax authorities	(0.1)
Balance as of December 31, 2014	$47.6

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized would be approximately $47.6 million. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $1.9 million, $1.8 million, and $3.0 million in interest and penalties, respectively, in income tax expense. The Company had approximately $10.3 million, $11.0 million, and $5.8 million of accrued interest and penalties at December 31, 2014, 2013, and 2012, respectively.

The Company has the following gross income tax attributes available at December 31, 2014 and 2013 respectively (in millions):

	2014	2013
U.S. federal net operating loss (“FedNOLs”)	$—	$19.6
State net operating losses (“SNOLs”)	145.3	135.6
U.S. federal foreign tax credits (“FTCs”)	7.8	20.4
U.S. state income tax credits ("SITCs")	1.6	0.7
Foreign net operating losses (“FNOLs”)	44.2	67.1
Charitable contribution carryover ("CCCs")	8.4	—

The SNOLs, FTCs, FNOLs, SITCs and CCCs generally expire in 2021, 2023, 2023, 2023 and 2019, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of certain of the SNOLs, FTCs, SITCs, FNOLs, CCCs and certain other deferred tax assets related to certain foreign operations (together, the “Tax Attributes”). In assessing the realizability of deferred tax assets (including the Tax Attributes), management considers whether it is more likely than not that some portion of all of such deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance for Tax Attributes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible or creditable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the deferred tax assets, other than those related to some or all of the Tax Attributes as discussed above. However, there can be no assurance that such assets will be realized if circumstances change.

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

The income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2014	2013	2012
Current provision
Federal	$50.7	$48.6	$49.9
State	4.5	7.3	7.8
Foreign	36.9	42.3	26.3
Total current	$92.1	$98.2	$84.0
Deferred provision
Federal	$(25.2)	$(47.0)	$37.1
State	(1.2)	0.4	4.2
Foreign	(0.8)	(2.5)	(2.9)
Total deferred	(27.2)	(49.1)	38.4
Total income tax provision	$64.9	$49.1	$122.4

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets consisted of the following:

	December 31,
(in millions)	2014	2013
Deferred tax assets:
Stock-based compensation	$12.4	$10.0
Accrued expenses and other	57.9	53.7
Net operating losses, foreign tax credits and charitable contribution carryforward	30.6	55.3
Inventories	4.5	4.6
Intangible assets	14.5	9.0
Property, plant and equipment	4.0	3.9
Total deferred tax assets	123.9	136.5
Valuation allowances	(21.7)	(39.4)
Total net deferred tax assets	$102.2	$97.1
Deferred tax liabilities:
Transaction costs	$(258.1)	$(261.9)
Property, plant and equipment	(45.7)	(62.5)
Accrued expenses and other	(4.5)	(4.3)
Total deferred tax liabilities	(308.3)	(328.7)
Net deferred tax liabilities	$(206.1)	$(231.6)

(15) Major Customers

The top five customers accounted for approximately 34.9%, 27.5% and 24.0% of the Company’s net sales for the years ended December 31, 2014, 2013 and 2012, respectively. Net sales from one customer (Mattress Firm Holding Corp.) represented more than 10.0% of net sales for the year ended December 31, 2014, which are recognized in the Tempur North America and Sealy segments. The top five customers also accounted for approximately 32.0% and 26.4% of accounts receivable as of December 31, 2014 and 2013, respectively.

(16) Redeemable Non-controlling Interest

The Company is party to a put and call arrangement with respect to the common securities that represent the 55.0% non-controlling interest in Comfort Revolution. The call arrangement may be exercised by the Company on June 12, 2017. Likewise, the put arrangement may be exercised by Comfort Revolution on June 12, 2018. The redemption value for both the put and the call arrangement is equal to 7.5 times EBITDA, as defined in the related LLC agreement, of Comfort Revolution for the preceding 12 months, adjusted for net debt outstanding and multiplied by the 55.0% ownership interest not held by the Company. Due to the existing put and call arrangements, the non-controlling interest is considered to be redeemable in accordance with the related authoritative accounting guidance and is recorded on the balance sheet as a redeemable non-controlling interest outside of permanent equity. The redeemable non-controlling interest is recognized at the higher of 1) the accumulated earnings associated with the non-controlling interest or 2) the redemption value as of the balance sheet date. The Company recorded redeemable non-controlling interest using the accumulated earnings basis associated with the non-controlling interest as of December 31, 2014 and 2013.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(17) Earnings Per Common Share

	Year Ended December 31,
(in millions, except per common share amounts)	2014	2013	2012
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$108.9	$78.6	$106.8

Denominator:
Denominator for basic earnings per common share—weighted average shares	60.8	60.3	61.5
Effect of dilutive securities:
Employee stock based compensation	1.3	1.3	1.4
Denominator for diluted earnings per common share—adjusted weighted average shares	62.1	61.6	62.9

Basic earnings per common share	$1.79	$1.30	$1.74

Diluted earnings per common share	$1.75	$1.28	$1.70

The Company excluded 0.3 million, 0.3 million and 0.2 million shares issuable upon exercise of outstanding stock options for the years ended December 31, 2014, 2013, and 2012, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive any dividends on the shares covered by the awards.

(18) Business Segment Information

The Company operates in three business segments: Tempur North America, Tempur International and Sealy. These reportable segments are strategic business units that are managed separately. The Tempur North America reportable segment consists of the two U.S. manufacturing facilities and the Tempur North America distribution subsidiaries. The Tempur International reportable segment consists of the manufacturing facility in Denmark, whose customers include all of the distribution subsidiaries and third party distributors outside the Tempur North America reportable segment. The Sealy reportable segment consists of company-owned and operated bedding and component manufacturing facilities located around the world, along with distribution subsidiaries, joint ventures, and licensees. The Sealy reportable segment became a new reportable segment in 2013 as a result of the Sealy Acquisition. The Company evaluates segment performance based on net sales and operating income.

The Company has historically included in its Tempur North America reportable segment certain corporate operating expenses. Immediately following the Sealy acquisition in March 2013, the Company began to transfer oversight of certain Sealy reportable segment corporate functions to personnel within the Tempur North America reportable segment. The transition has continued throughout 2014. As a result, the majority of corporate operating expenses are included in the Tempur North America reportable segment and a portion of corporate operating expenses are included in the Sealy segment.

The transition of the Company's corporate functions has increased operating expenses in the Tempur North America reportable segment and decreased operating expenses in the Sealy reportable segment. Corporate operating expenses included in the Tempur North America reportable segment for the year ended December 31, 2014, 2013 and 2012 were $75.5 million, $83.0 million and $58.0 million, respectively. Corporate operating expenses included in the Sealy reportable segment for the year ended December 31, 2014 and 2013 were $22.0 million and $26.9 million, respectively. There were no material allocations of corporate operating expenses from the Tempur North America reportable segment to the Tempur International or Sealy reportable segments during the years ended December 31, 2014, 2013 and 2012.

Effective January 1, 2015, the Company realigned its organizational structure. As a result of these changes, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in fiscal year 2015, the Company will report its financial reporting based on new reportable segments: North America and International. Corporate operating expenses will not be included in either of the reportable segments and will be presented separately as a reconciling item to consolidated results.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s Tempur North America, Tempur International and Sealy reportable segment assets include investments in subsidiaries which are appropriately eliminated in the Company’s accompanying Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable. The effect of the elimination of the investments in subsidiaries is included in the inter-segment eliminations as shown below.

The following table summarizes total assets by reportable segment:

	December 31,
(in millions)	2014	2013
Tempur North America	$2,431.4	$2,110.7
Tempur International	463.1	477.7
Sealy	2,000.6	1,956.6
Inter-segment eliminations	(2,232.5)	(1,815.1)
Total assets	$2,662.6	$2,729.9

The following table summarizes long-lived assets by reportable segment:

	December 31,
(in millions)	2014	2013
Tempur North America	$137.1	$132.8
Tempur International	49.2	53.2
Sealy	169.3	225.6
Total long lived assets	$355.6	$411.6

The following table summarizes long-lived assets by geographic region:

	Year Ended December 31,
(in millions)	2014	2013
United States	$287.3	$335.9
Canada	8.0	9.3
Other International	60.3	66.4
	$355.6	$411.6

Total International	$68.3	$75.7

The following table summarizes net sales by geographic region:

	Year Ended December 31,
(in millions)	2014	2013	2012
United States	$2,188.7	$1,736.8	$923.4
Canada	216.4	190.2	40.8
Other International	584.7	537.3	438.7
	$2,989.8	$2,464.3	$1,402.9

Total International	$801.1	$727.5	$479.5

The following table summarizes reportable segment information:

	Year Ended December 31,
(in millions)	2014	2013	2012
Net sales to external customers:
Tempur North America
Bedding	$930.5	$830.4	$882.3

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other products	62.7	79.6	82.0
	$993.2	$910.0	$964.3

Tempur International
Bedding	$354.7	$327.7	$332.4
Other products	117.3	111.9	106.2
	$472.0	$439.6	$438.6

Sealy
Bedding	$1,441.3	$1,040.3	$—
Other products	83.3	74.4	—
	$1,524.6	$1,114.7	$—
	$2,989.8	$2,464.3	$1,402.9

Inter-segment sales:
Tempur North America	$3.8	$0.2	$0.9
Tempur International	0.6	0.6	1.5
Sealy	22.8	5.9	—
Intercompany eliminations	(27.2)	(6.7)	(2.4)
	$—	$—	$—

Gross profit:
Tempur North America	$413.9	$392.7	$449.3
Tempur International	274.9	269.8	265.3
Sealy	461.6	352.4	—
	$1,150.4	$1,014.9	$714.6

Operating income:
Tempur North America	$84.9	$67.6	$144.4
Tempur International	91.6	107.5	103.9
Sealy	99.8	68.7	—
	$276.3	$243.8	$248.3

Income (loss) before income taxes:
Tempur North America	$19.8	$(33.8)	$126.2
Tempur International	88.5	102.6	103.0
Sealy	66.6	59.2	—
	$174.9	$128.0	$229.2

Depreciation and amortization (including stock-based compensation amortization):
Tempur North America	$31.7	$42.0	$30.6
Tempur International	13.7	12.8	11.4
Sealy	44.3	36.7	—
	$89.7	$91.5	$42.0

Intercompany royalties:
Tempur North America	$6.1	$5.8	$12.7
Tempur International	(6.1)	(5.8)	(12.7)

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Sealy	—	—	—
	$—	$—	$—

Capital expenditures:
Tempur North America	$20.2	$20.7	$36.8
Tempur International	14.4	10.1	13.7
Sealy	12.9	9.2	—
	$47.5	$40.0	$50.5

(19) Quarterly Financial Data (unaudited)

Quarterly results of operations for the years ended December 31, 2014 and 2013, which include Sealy's results of operations from March 18, 2013 through December 31, 2013, are summarized below:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net sales	$701.9	$715.0	$827.4	$745.5
Gross profit	269.5	268.3	318.5	294.1
Operating income	62.4	50.3	87.1	76.5
Net income (loss)	27.4	(2.2)	37.1	46.6
Basic earnings (loss) per common share	$0.45	$(0.04)	$0.61	$0.77
Diluted earnings (loss) per common share	$0.44	$(0.04)	$0.60	$0.75

2013
Net sales	$390.1	$660.6	$735.5	$678.1
Gross profit	188.4	254.9	298.7	272.9
Operating income	44.5	44.0	81.2	74.1
Net income	12.5	(1.6)	40.2	27.5
Basic earnings (loss) per common share	$0.21	$(0.03)	$0.66	$0.45
Diluted earnings (loss) per common share	$0.20	$(0.03)	$0.65	$0.45

The Company's earnings were negatively impacted in the second quarter of 2014 due to the sale of its three U.S. innerspring component production facilities and equipment, along with associated working capital, which resulted in a loss on disposal of business. In the fourth quarter of 2014, the Company recognized other income from certain other non recurring items, including the partial settlement of a legal dispute. Additionally, the Company's earnings were negatively impacted in the second quarter of 2013, primarily due to the Sealy Acquisition and associated transaction fees. The sum of the quarterly earnings per common share amounts may not equal the annual amount reported because per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares. The Company’s quarterly operating results fluctuate as a result of seasonal variations in the Company’s business.

(20) Guarantor/Non-Guarantor Financial Information

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

The following financial information presents Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, and the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the years ended December 31, 2014, 2013 and 2012 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries. Sealy financial information are included from March 18, 2013 through December 31, 2014 and are not included in financial information for 2012.

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,229.5	$802.9	$(42.6)	$2,989.8
Cost of sales	—	1,465.3	416.7	(42.6)	1,839.4
Gross profit	—	764.2	386.2	—	1,150.4
Selling and marketing expenses	2.4	431.2	186.3	—	619.9
General, administrative and other expenses	13.4	200.5	66.7	—	280.6
Equity income in earnings of unconsolidated affiliates	—	—	(8.3)	—	(8.3)
Royalty income, net of royalty expense	—	(18.1)	—	—	(18.1)
Operating (loss) income	(15.8)	150.6	141.5	—	276.3

Other expense, net:
Third party interest expense, net	27.0	62.4	2.5	—	91.9
Intercompany interest expense (income), net	32.7	(34.6)	1.9	—	—
Interest expense, net	59.7	27.8	4.4	—	91.9
Loss on dispsoal, net	—	23.2	—	—	23.2
Other (income) expense, net	—	(17.2)	3.5	—	(13.7)
Total other expense	59.7	33.8	7.9	—	101.4

Income from equity investees	159.2	98.7	—	(257.9)	—

Income before income taxes	83.7	215.5	133.6	(257.9)	174.9
Income tax benefit (provision)	26.3	(56.3)	(34.9)	—	(64.9)
Net income	110.0	159.2	98.7	(257.9)	110.0
Less: net income attributable to non-controlling interest	1.1	1.1	—	(1.1)	1.1
Net income attributable to Tempur Sealy International, Inc.	$108.9	$158.1	$98.7	$(256.8)	$108.9

Comprehensive income	$66.9	$163.3	$60.3	$(223.6)	$66.9

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,758.2	$728.1	$(22.0)	$2,464.3
Cost of sales	—	1,110.5	360.9	(22.0)	1,449.4
Gross profit	—	647.7	367.2	—	1,014.9
Selling and marketing expenses	2.4	358.1	162.4	—	522.9
General, administrative and other expenses	17.1	181.6	67.6	—	266.3
Equity income in earnings of unconsolidated affiliates	—	—	(4.4)	—	(4.4)
Royalty income, net of royalty expense	—	(13.7)	—	—	(13.7)
Operating (loss) income	(19.5)	121.7	141.6	—	243.8

Other expense, net:
Third party interest expense, net	27.5	81.5	1.8	—	110.8
Intercompany interest expense (income), net	32.7	(34.1)	1.4	—	—
Interest expense (income), net	60.2	47.4	3.2	—	110.8
Other (income) expense, net	—	(0.9)	5.9	—	5.0
Total other expense	60.2	46.5	9.1	—	115.8

Income from equity investees	133.4	93.6	—	(227.0)	—

Income before income taxes	53.7	168.8	132.5	(227.0)	128.0
Income tax benefit (provision)	25.2	(35.4)	(38.9)	—	(49.1)
Net income	78.9	133.4	93.6	(227.0)	78.9
Less: net income attributable to non-controlling interest	0.3	0.3	—	(0.3)	0.3
Net income attributable to Tempur Sealy International, Inc.	$78.6	$133.1	$93.6	$(226.7)	$78.6

Comprehensive income	$72.5	$133.8	$86.2	$(220.0)	$72.5

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

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Balance Sheets
December 31, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.4	$25.5	$36.6	$—	$62.5
Accounts receivable, net	—	241.2	144.6	—	385.8
Inventories	—	158.3	58.9	—	217.2
Income taxes payable	144.1	—	—	(144.1)	—
Prepaid expenses and other current assets	—	28.2	28.3	—	56.5
Deferred income taxes	12.4	26.8	5.2	—	44.4
Total Current Assets	156.9	480.0	273.6	(144.1)	766.4
Property, plant and equipment, net	—	287.3	68.3	—	355.6
Goodwill	—	557.2	179.3	—	736.5
Other intangible assets, net	—	611.9	115.2	—	727.1
Deferred tax asset	—	—	8.6	—	8.6
Other non-current assets	6.3	46.4	15.7	—	68.4
Net investment in subsidiaries	1,808.4	—	—	(1,808.4)	—
Due from affiliates	51.4	2,226.0	5.3	(2,282.7)	—
Total Assets	$2,023.0	$4,208.8	$666.0	$(4,235.2)	$2,662.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$170.4	$56.0	$—	$226.4
Accrued expenses and other current liabilities	1.4	166.1	65.8	—	233.3
Deferred income taxes	—	—	0.2	—	0.2
Income taxes payable	—	163.0	(6.9)	(144.1)	12.0
Current portion of long-term debt	—	61.8	4.6	—	66.4
Total Current Liabilities	1.4	561.3	119.7	(144.1)	538.3
Long-term debt	375.0	1,160.9	—	—	1,535.9
Deferred income taxes	—	229.1	29.7	—	258.8
Other non-current liabilities	—	109.3	5.0	—	114.3
Due to affiliates	1,431.3	340.2	849.4	(2,620.9)	—
Total Liabilities	1,807.7	2,400.8	1,003.8	(2,765.0)	2,447.3

Redeemable non-controlling interest	12.6	12.6	—	(12.6)	12.6

Total Stockholders’ Equity	202.7	1,795.4	(337.8)	(1,457.6)	202.7
Total Liabilities and Stockholders’ Equity	$2,023.0	$4,208.8	$666.0	$(4,235.2)	$2,662.6

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Balance Sheets
December 31, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$30.9	$50.1	$—	$81.0
Accounts receivable, net	—	192.6	156.6	—	349.2
Inventories	—	147.5	51.7	—	199.2
Income tax receivable	118.4	—	—	(118.4)	—
Prepaid expenses and other current assets	—	26.3	27.4	—	53.7
Deferred income taxes	10.0	29.3	5.1	—	44.4
Total Current Assets	128.4	426.6	290.9	(118.4)	727.5
Property, plant and equipment, net	—	335.9	75.7	—	411.6
Goodwill	—	577.2	182.4	—	759.6
Other intangible assets, net	—	624.6	125.5	—	750.1
Deferred tax asset	—	—	10.9	—	10.9
Other non-current assets	7.6	47.0	15.6	—	70.2
Net investment in subsidiaries	756.0	—	—	(756.0)	—
Due from affiliates	1,299.9	2,306.5	0.9	(3,607.3)	—
Total Assets	$2,191.9	$4,317.8	$701.9	$(4,481.7)	$2,729.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$140.5	$50.7	$—	$191.2
Accrued expenses and other current liabilities	1.4	144.2	62.8	—	208.4
Deferred income taxes	—	—	0.8	—	0.8
Income taxes payable	—	115.2	4.7	(118.4)	1.5
Current portion of long-term debt	—	36.6	3.0		39.6
Total Current Liabilities	1.4	436.5	122.0	(118.4)	441.5
Long-term debt	375.0	1,421.9	—	—	1,796.9
Deferred income taxes	—	252.8	33.3	—	286.1
Other non-current liabilities	—	69.1	6.2	—	75.3
Due to affiliates	1,685.4	1,381.5	940.5	(4,007.4)	—
Total Liabilities	2,061.8	3,561.8	1,102.0	(4,125.8)	2,599.8

Redeemable non-controlling interest	11.5	11.5	—	(11.5)	11.5

Total Stockholders’ Equity	118.6	744.5	(400.1)	(344.4)	118.6
Total Liabilities and Stockholders’ Equity	$2,191.9	$4,317.8	$701.9	$(4,481.7)	$2,729.9

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(62.7)	$191.5	$96.4	$—	$225.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	$—	$—	$(8.5)	$—	$(8.5)
Proceeds from disposition of business	—	43.5	—	—	43.5
Purchases of property, plant and equipment	—	(31.3)	(16.2)		(47.5)
Other	—	3.0	(0.9)	—	2.1
Net cash used in investing activities	—	15.2	(25.6)	—	(10.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	—	271.5	—	—	271.5
Repayments 2012 Credit Agreement	—	(510.9)	—	—	(510.9)
Net activity in investment in and advances (to) from subsidiaries and affiliates	59.3	32.1	(91.4)	—	—
Payment of deferred financing costs	—	(3.1)	—	—	(3.1)
Proceeds from exercise of stock options	4.3	—	—	—	4.3
Excess tax benefit from stock based compensation	1.7	—	—	—	1.7
Treasury stock repurchased	(2.2)	—	—	—	(2.2)
Other	—	(1.7)	2.3	—	0.6
Net cash provided by (used in) financing activities	63.1	(212.1)	(89.1)	—	(238.1)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	4.8	—	4.8
Increase (decrease) in cash and cash equivalents	0.4	(5.4)	(13.5)	—	(18.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	30.9	50.1	—	81.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.4	$25.5	$36.6	$—	$62.5

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(66.1)	$80.9	$83.7	$—	$98.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(1,035.3)	(137.6)	—	(1,172.9)
Purchase of property, plant and equipment	—	(28.3)	(11.7)	—	(40.0)
Other	—	(54.7)	54.6	—	(0.1)
Net cash used in investing activities	—	(1,118.3)	(94.7)	—	(1,213.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	$—	$2,992.6	$—	$—	$2,992.6
Repayments of the 2012 Credit Agreement	—	(1,658.3)	—	—	(1,658.3)
Proceeds from issuance of Senior Notes	375.0	—	—	—	375.0
Proceeds from the 2011 Credit Facility	—	46.5	—	—	46.5
Repayments of the 2011 Credit Facility	—	(696.5)	—	—	(696.5)
Net activity in investment in and advances from (to) subsidiaries and affiliates	(772.8)	874.9	(102.1)	—	—
Payment of deferred financing costs	(8.4)	(43.6)	—	—	(52.0)
Proceeds from exercise of stock options	8.7	—	—	—	8.7
Excess tax benefit from stock based compensation	5.4	—	—	—	5.4
Treasury stock repurchased	458.2	(465.2)	—	—	(7.0)
Other	—	(1.3)	0.3	—	(1.0)
Net cash provided by (used in) financing activities	66.1	1,049.1	(101.8)	—	1,013.4

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2.8	—	2.8
Increase in cash and cash equivalents	—	11.7	(110.0)	—	(98.3)
CASH AND CASH EQUIVALENTS, BEGININNG OF PERIOD	—	19.2	160.1	—	179.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$30.9	$50.1	$—	$81.0

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2012
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(43.6)	$140.5	$93.0	$—	$189.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	—	(4.5)	—	(4.5)
Purchase of property, plant and equipment	—	(36.7)	(13.8)	—	(50.5)
Other	—	(0.1)	0.1	—	—
Net cash used in investing activities	—	(36.8)	(18.2)	—	(55.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	$—	$—	$—	$—	$—
Repayments of the 2012 Credit Agreement	—	—	—	—	—
Proceeds from the 2011 Credit Facility	—	352.0	—	—	352.0
Repayments of the 2011 Credit Facility	—	(287.0)	—	—	(287.0)
Net activity in investment in and advances from (to) subsidiaries and affiliates	187.0	(170.8)	(16.2)	—	—
Payment of deferred financing costs	(2.2)	—	(0.1)	—	(2.3)
Proceeds from exercise of stock options	11.4	—	—	—	11.4
Excess tax benefit from stock based compensation	—	10.5	—	—	10.5
Treasury stock repurchased	(152.6)	—	—	—	(152.6)
Other	—	—	(2.8)	—	(2.8)
Net cash provided by (used in) financing activities	43.6	(95.3)	(19.1)	—	(70.8)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	3.8	—	3.8
(Decrease) increase in cash and cash equivalents	—	8.4	59.5	—	67.9
CASH AND CASH EQUIVALENTS, BEGININNG OF PERIOD	—	10.8	100.6	—	111.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$19.2	$160.1	$—	$179.3

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2014, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2014.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company’s internal control over financial reporting as of December 31, 2014. That report appears on page 115 of this Report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tempur Sealy International, Inc. and Subsidiaries

We have audited Tempur Sealy International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the "COSO criteria"). Tempur Sealy International, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying ”Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tempur Sealy International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tempur Sealy International, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 13, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders (the "Proxy Statement") under the sections entitled “Proposal One—Election of Directors,” and “Board of Directors’ Meetings, Committees of the Board and Related Matters—Corporate Governance,” — "Committees of the Board,” —“Policies Governing Director Nominations,” and “Executive Compensation and Related Information—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Amended and Restated Equity Incentive Plan (1)	2,648,474	$21.45	—
2013 Equity Incentive Plan (2)	1,004,510	51.12	4,183,841
Equity compensation plans not approved by security holders	—	—	—
Total	3,652,984	$29.61	4,183,841

(1)
In May 2013, our Board of Directors adopted a resolution that prohibited further grants under the 2003 Amended and Restated Equity Incentive Plan. The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the 2003 Amended and Restated Equity Incentive Plan includes 64,063 of restricted stock units and deferred stock units. These restricted and deferred stock units are excluded from the weighted average exercise price calculation above.

(2)
The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the 2013 Equity Incentive Plan includes 40,967 of restricted stock units and deferred stock units. Additionally, this number includes 716,032 performance restricted stock units which reflects a maximum payout of the awards granted. These restricted, deferred and performance restricted stock units are excluded from the weighted average exercise price calculation above.

For information regarding the material features of each of the above plans see Note 12, “Stock-based Compensation”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Proposal Two— Ratification of Independent Auditors—Fees for Independent Auditors During fiscal years Ended December 31, 2013 and 2014” and “—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	The following is a list of the financial statements of Tempur Sealy International, Inc. included in this Report, which are filed herewith pursuant to ITEM 8:
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Comprehensive Income for the years Ended December 31, 2014, 2013 and 2012
		Consolidated Balance Sheets as of December 31, 2014 and 2013
		Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012
		Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule:
		Schedule II—Valuation of Qualifying Accounts and Reserves

		All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

	3.	Exhibits:

The following is an index of the exhibits included in this Report or incorporated herein by reference.

(b)	EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of September 26, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K as filed on September 27, 2012). (1)
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

10.2	Commitment Letter dated September 26, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on September 27, 2012). (1)
10.3	Credit Agreement dated as of December 12, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 12, 2012). (1)
10.4	Purchase Agreement dated December 12, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 19, 2012). (1)
10.5	Escrow and Security Agreement dated as of December 19, 2012 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 19, 2012). (1)
10.6
Amendment No. 1, dated as of March 13, 2013, to that certain Credit Agreement, dated as of December 12, 2012 (filed as Exhibit 10.6 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-189063) as filed on July 12, 2013). (1)

10.7
Amendment No. 2, dated as of May 16, 2013, to that certain Credit Agreement, dated as of December 12, 2012 (filed as Exhibit 10.7 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-189063) as filed on July 12, 2013). (1)

10.8
Amendment No. 3, dated as of July 11, 2013, to that certain Credit Agreement, dated as of December 12, 2012, as amended (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on July 12, 2013). (1)

10.9
Amendment No. 4, dated as of October 17, 2014, to that certain Credit Agreement, dated as of December 12, 2012, as amended (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on October 17, 2014). (1)

10.10
Bond Purchase Agreement, dated October 26, 2005, by and among Tempur World LLC, Tempur Production USA, Inc. and Bernalillo County (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K as filed on March 14,
2006).(1)

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

10.20
First Amendment to the Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Registration Proxy Statement on Schedule 14A (File No. 001-31922) as filed on March 25, 2009). (1)(2)

10.21	Tempur-Pedic International Inc. 2013 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-31922) as filed on April 12, 2013). (1)(2)
10.22	Tempur-Pedic International Inc. Long-term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on February 19, 2010). (1)(2)
10.23	Amended and Restated Annual Incentive Bonus Plan for Senior Executives (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on April 27, 2010). (1)(2)

10.24
Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery (filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 ((File No. 333-109054-02) as filed on October 31, 2003). (1)(2)

10.25
Employment Agreement dated as of July 18, 2006 between Tempur-Pedic International Inc. and Richard Anderson (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed November 7, 2006). (1)(2)

10.26
Amended and Restated Employment Agreement dated March 5, 2008 by and among Tempur-Pedic International Inc., Tempur World, LLC and Dale E. Williams (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed March 7, 2008). (1)(2)

10.27
Employment and Noncompetition Agreement dated as June 30, 2008, between Tempur-Pedic International Inc. and Mark Sarvary (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on June 30, 2008). (1)(2)

10.28
Employment and Non-Competition Agreement by and between Tempur-Pedic International Inc. and Lou Hedrick Jones dated as of June 1, 2009) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on July 27, 2009). (1)(2)

10.29
Employment and Non-Competition Agreement by and between Tempur-Pedic International Inc. and Brad Patrick dated as of September 1, 2010) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on October 28, 2010). (1)(2)

10.30
Employment and Noncompetition Agreement dated as of February 4, 2013, between Tempur-Pedic International Inc. and W. Timothy Yaggi (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on February 4,
2013).(1)(2)

10.31
Employment and Retention Agreement entered into July 2, 2013 between Sealy Corporation and Lawrence J. Rogers and, for certain purposes, Tempur-Pedic International Inc., Effective as of March 18, 2013 (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q as filed August 2, 2013). (1)(2)

10.32
Employment and Noncompetition Agreement dated as of August 28, 2014, between Tempur Sealy International, Inc. and Barry Hytinen (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 7,
2014). (1)(2)

10.33	Employment and Noncompetition Agreement dated as of November 18, 2014, between Tempur Sealy International, Inc. and Jay Spenchian. (2)
10.34	Form of Stock Option Agreement under the 2003 Equity Incentive Plan (filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1)(2)
10.35	Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Executive) (filed as Exhibit 9.1 to Registrant’s Current Report on Form 8-K as filed on May 19, 2008). (1)(2)
10.36
Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director) (filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K as filed on February 12, 2009). (1)(2)

10.37	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (Executive). (2)
10.38	Form of Performance Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan Executive(2)
10.39
Form of Stock Option Agreement under the United Kingdom Approved Share Option Sub Plan to the 2003 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed on April 30, 2009). (1)(2)

10.40
Form of Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on February 19, 2010). (1)(2)

10.41
Form of Stock Option Agreement under Amended and Restated 2003 Equity Incentive Plan (Executive) (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on February 19, 2010). (1)(2)

10.42
Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director) (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on July 28, 2010). (1)(2)

10.43
Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and David Montgomery (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1)(2)

10.44
Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and Dale E. Williams (filed as Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1)(2)

10.45
Stock Option Agreement dated February 5, 2008 between Tempur-Pedic International, Inc. and Richard Anderson (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on May 6, 2008). (1)(2)

10.46	Stock Option Agreement dated June 30, 2008 between Tempur-Pedic International Inc. and Mark Sarvary (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on June 30, 2008). (1)(2)
10.47	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (Director) (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q as filed on November 8, 2013). (1)(2)
10.48	Amended and Restated Sealy Benefit Equalization Plan dated December 18, 2008 (filed as Exhibit 10.44 to Sealy Corporation's Annual Report on Form 10-K as filed on January 15, 2009). (1)(2)
21.1	Subsidiaries of Tempur Sealy International, Inc.

23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, , pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)
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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
SCHEDULE II
(in millions)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2012	$6.8	2.5	—	(1.1)	$8.2
Year Ended December 31, 2013	$8.2	1.3	—	9.8	$19.3
Year Ended December 31, 2014	$19.3	4.9	—	(4.7)	$19.5

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance deferred tax assets:
Year Ended December 31, 2012	$2.9	—	—	(2.8)	$0.1
Year Ended December 31, 2013	$0.1	20.4	18.9	—	$39.4
Year Ended December 31, 2014	$39.4	2.2	—	(19.9)	$21.7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC. (Registrant)

Date: February 13, 2015	By:	/S/ MARK SARVARY
Mark Sarvary President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on the 13th of February, 2015, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/S/ MARK SARVARY	President, Chief Executive Officer (Principal Executive Officer) and Director
Mark Sarvary

/S/ DALE E. WILLIAMS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dale E. Williams

/S/ BHASKAR RAO	Chief Accounting Officer and Senior Vice President Finance (Principal Accounting Officer)
Bhaskar Rao

/S/ EVELYN S. DILSAVER	Director
Evelyn S. Dilsaver

/S/ FRANCIS A. DOYLE	Director
Francis A. Doyle

/S/ JOHN A. HEIL	Director
John A. Heil

/S/ PETER K. HOFFMAN	Director
Peter K. Hoffman

/S/ SIR PAUL JUDGE	Director
Sir Paul Judge

/S/ NANCY F. KOEHN	Director
Nancy F. Koehn

/S/ CHRISTOPHER A. MASTO	Director
Christopher A. Masto

/S/ P. ANDREWS MCLANE	Director
P. Andrews McLane

/S/ LAWRENCE J. ROGERS	Director
Lawrence J. Rogers

/S/ ROBERT B. TRUSSELL, JR.	Director
Robert B. Trussell, Jr.