Form 10-Q
period 2015-03-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2015-05-11
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 5, 2015 was 61,024,885 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning one or more of our plans; objectives; goals; strategies; future events; future revenues or performance; our implementation of our key strategic priorities and anticipated resulting growth in our sales, earnings and cash flow; our ability to successfully integrate Sealy Corporation ("Sealy") into the Company’s operations and realize cost and revenue synergies and other benefits from the transaction and the anticipated level of our integration costs; our ability to realize the anticipated benefits from our asset dispositions in 2014 and the acquisition in 2014 of brand rights in certain international markets; the impact of the macroeconomic environment in both the U.S. and internationally on our business segments; uncertainties arising from global events; general economic, financial and industry conditions, particularly in the retail sector, as well as consumer confidence and the availability of consumer financing; competition in our industry; consumer acceptance of our products; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the ability to expand brand awareness, distribution and new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the effects of consolidation of retailers on revenues and costs; the effects of strategic investments on our operations, including our efforts to expand our global market share; changing commodity costs; changes in product and channel mix and the impact on the Company's gross margin; initiatives to improve gross margin and operating margin; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carry forwards; effects of changes in foreign exchange rates on our reported earnings; the outcome of pending tax audits or other tax, regulatory or litigation proceedings; the effect of future legislative or regulatory changes; litigation and similar issues; financial flexibility; our expected sources of cash flow; changes in capital expenditures; and our ability to effectively manage cash. Many of these statements appear, in particular, under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 2 of Part I of this report. When used in this report, the words "estimates," "expects," "guidance", "anticipates," "proposed," "projects," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Report. There are important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this report, including the risk factors discussed under the heading "Risk Factors" under ITEM 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2014 and the risks identified in Item 1A of this Report. There may be other factors that may cause our actual results to differ materially from the forward looking statements.

All forward-looking statements attributable to us apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events, or otherwise.

When used in this Report, except as specifically noted otherwise, the term "Tempur Sealy International" refers to Tempur
Sealy International, Inc. only, and the terms "Company," "we," "our," "ours" and "us" refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term "Sealy" refers to Sealy Corporation and its historical subsidiaries.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$739.5	$701.9
Cost of sales	460.8	432.4
Gross profit	278.7	269.5
Selling and marketing expenses	153.8	143.0
General, administrative and other	77.7	70.3
Equity income in earnings of unconsolidated affiliates	(3.0)	(1.7)
Royalty income, net of royalty expense	(4.2)	(4.5)
Operating income	54.4	62.4

Other expense, net:
Interest expense, net	20.4	22.2
Other (income) expense, net	(1.3)	1.0
Total other expense	19.1	23.2

Income before income taxes	35.3	39.2
Income tax provision	(10.3)	(11.5)
Net income before non-controlling interest	25.0	27.7
Less: Net income attributable to non-controlling interest(1)	1.6	0.3
Net income attributable to Tempur Sealy International, Inc.	$23.4	$27.4

Earnings per common share:
Basic	$0.38	$0.45
Diluted	$0.38	$0.44

Weighted average common shares outstanding:
Basic	60.9	60.7
Diluted	62.2	61.9

(1)
Income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended March 31, 2015 and 2014 represented $0.6 million and $0.3 million, respectively. Additionally, the Company recorded a $1.0 million redemption value adjustment, net of tax, to increase the carrying value of the redeemable non-controlling interest as of March 31, 2015. For more information on the carrying value of the redeemable non-controlling interest, please refer to Note 1, "Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income before non-controlling interest	$25.0	$27.7
Other comprehensive (loss) income before tax, net of tax
Foreign currency translation adjustments	(37.6)	0.8
Net change in unrecognized gain on interest rate swap, net of tax	0.1	0.1
Unrealized gain on cash flow hedging derivatives, net of tax	1.3	0.9
Other comprehensive (loss) income, net of tax	(36.2)	1.8
Comprehensive (loss) income	(11.2)	29.5
Less: Comprehensive income attributable to non-controlling interest (1)	1.6	0.3
Comprehensive (loss) income attributable to Tempur Sealy International, Inc.	$(12.8)	$29.2

(1)
Income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended March 31, 2015 and 2014 represented $0.6 million and $0.3 million, respectively. Additionally, the Company recorded a $1.0 million redemption value adjustment, net of tax, to increase the carrying value of the redeemable non-controlling interest as of March 31, 2015. For more information on the carrying value of the redeemable non-controlling interest, please refer to Note 1, "Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$45.0	$62.5
Accounts receivable, net	390.1	385.8
Inventories, net	226.9	217.2
Prepaid expenses and other current assets	55.9	56.5
Deferred income taxes	53.8	44.4
Total Current Assets	771.7	766.4
Property, plant and equipment, net	353.1	355.6
Goodwill	718.3	736.5
Other intangible assets, net	715.6	727.1
Deferred income taxes	8.7	8.6
Other non-current assets	87.7	68.4
Total Assets	$2,655.1	$2,662.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$236.6	$226.4
Accrued expenses and other current liabilities	220.0	233.3
Deferred income taxes	0.2	0.2
Income taxes payable	9.2	12.0
Current portion of long-term debt	70.1	66.4
Total Current Liabilities	536.1	538.3
Long-term debt	1,532.5	1,535.9
Deferred income taxes	259.9	258.8
Other non-current liabilities	117.3	114.3
Total Liabilities	2,445.8	2,447.3

Commitments and contingencies—see Note 11

Redeemable non-controlling interest	14.8	12.6

Total Stockholders’ Equity	194.5	202.7
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,655.1	$2,662.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$25.0	$27.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17.8	19.9
Amortization of stock-based compensation	4.0	4.1
Amortization of deferred financing costs	2.2	2.3
Bad debt expense	1.1	1.8
Deferred income taxes	(6.7)	(1.9)
Dividends received from unconsolidated affiliates	1.9	—
Equity income in earnings of unconsolidated affiliates	(3.0)	(1.7)
Non-cash interest expense on convertible notes	1.3	1.2
Loss on sale of assets	0.1	0.3
Foreign currency adjustments and other	0.1	0.1
Changes in operating assets and liabilities	(50.2)	(55.4)
Net cash used in operating activities	(6.4)	(1.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15.4)	(7.8)
Other	—	(0.8)
Net cash used in investing activities	(15.4)	(8.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	97.9	74.5
Repayments of borrowings under long-term debt obligations	(98.8)	(66.5)
Proceeds from exercise of stock options	1.6	1.7
Excess tax benefit from stock based compensation	—	0.9
Treasury shares repurchased	(1.1)	(2.2)
Other	0.2	0.1
Net cash (used in) provided by financing activities	(0.2)	8.5
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4.5	0.4
Decrease in cash and cash equivalents	(17.5)	(1.3)
CASH AND CASH EQUIVALENTS, beginning of period	62.5	81.0
CASH AND CASH EQUIVALENTS, end of period	$45.0	$79.7

Supplemental cash flow information:
Cash paid during the period for:
Interest	$10.1	$12.3
Income taxes, net of refunds	34.4	10.2

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Description of Business. Tempur Sealy International, Inc., a Delaware corporation, together with its subsidiaries is a U.S. based, multinational company. The term "Tempur Sealy International" refers to Tempur Sealy International, Inc. only, and the term "Company" refers to Tempur Sealy International, Inc. and its consolidated subsidiaries.

The Company develops, manufactures, markets and sells bedding products, which include mattresses, foundations and adjustable bases, and other products, which include pillows and other accessories. The Company also derives income from royalties by licensing Sealy® and Stearns & Foster® brands, technology and trademarks to other manufacturers. The Company sells its products through two sales channels: Retail and Other.

The Company’s Condensed Consolidated Financial Statements include the results of Comfort Revolution, LLC ("Comfort Revolution"), a 45.0% owned joint venture. Comfort Revolution constitutes a variable interest entity ("VIE") for which the Company is considered to be the primary beneficiary due to the Company's disproportionate share of the economic risk associated with its equity contribution, debt financing and other factors that were considered in the related-party analysis surrounding the identification of the primary beneficiary. The operations of Comfort Revolution are not material to the Company's Condensed Consolidated Financial Statements.

The Company also has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have effective control, and consolidation is not otherwise required. The Company’s Asia-Pacific joint ventures are more fully described in Note 6, "Unconsolidated Affiliate Companies".

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP" or "GAAP") for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed on February 13, 2015.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

(b) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

(in millions)	March 31,	December 31,
	2015	2014
Finished goods	$141.9	$134.0
Work-in-process	8.6	11.4
Raw materials and supplies	76.4	71.8
	$226.9	$217.2

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

The Company had the following activity for sales returns from December 31, 2014 to March 31, 2015:

(in millions)
Balance as of December 31, 2014	$32.3
Amounts accrued	28.5
Returns charged to accrual	(29.4)
Balance as of March 31, 2015	$31.4

(d) Warranties. The Company provides warranties on certain products, which vary by segment, product and brand. Estimates of warranty expenses are based primarily on historical claims experience and product testing. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty costs in determining its estimate of future warranty obligations.

The Company provides warranties on mattresses with varying warranty terms. Tempur mattresses sold in the North America segment and all Sealy mattresses have warranty terms ranging from 10 to 25 years, generally non-prorated for the first 10 to 15 years and then prorated for the balance of the warranty term. Tempur mattresses sold in the International segment have warranty terms ranging from 5 to 15 years, non-prorated for the first 5 years and then prorated on a straight-line basis for the last 10 years of the warranty term. Tempur pillows have a warranty term of three years, non-prorated.

The Company had the following activity for warranties from December 31, 2014 to March 31, 2015:

(in millions)
Balance as of December 31, 2014	$31.3
Amounts accrued	6.5
Warranties charged to accrual	(6.4)
Balance as of March 31, 2015	$31.4

As of March 31, 2015 and December 31, 2014, $16.3 million and $16.1 million are included as a component of accrued expenses and other current liabilities and $15.1 million and $15.2 million are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $19.7 million and $19.5 million as of March 31, 2015 and December 31, 2014, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(f) Cooperative Advertising, Rebate and Other Promotional Programs. The Company enters into agreements with customers to provide funds for advertising and promotions. The Company also enters into volume and other rebate programs with customers. When sales are made to these customers, the Company records liabilities pursuant to these agreements. The Company periodically assesses these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. The Company generally negotiates these agreements on a customer-by-customer basis. Some of these agreements extend over several periods. Significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by the customers. Subsequent revisions to such estimates are recorded and charged to earnings in the period in which they are identified. Rebates and cooperative advertising are classified as a reduction of revenue and presented within net sales on the accompanying Condensed Consolidated Statements of Income. Certain cooperative advertising expenses are reported as components of selling and marketing expenses in the accompanying Condensed Consolidated Statements of Income because the Company receives an identifiable benefit and the fair value of the advertising benefit can be reasonably estimated.

(g) Derivative Financial Instruments. Derivative financial instruments are used in the normal course of business to manage interest rate and foreign currency exchange risks. The financial instruments used by the Company are straight-forward, non-leveraged, instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions. For all transactions designated as hedges, the hedging relationships is formally documented at the inception and an ongoing basis in offsetting changes in cash flows of the hedged transaction.

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

The Company manages the changes in interest rates on its variable rate debt through a four-year interest rate swap agreement that was entered into on August 8, 2011. The Company designated this interest rate swap agreement as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated interest rate swap agreement will offset losses and gains on the transactions being hedged. As a result of this interest rate swap agreement, the Company pays interest at a fixed rate and receives payments at a variable rate which began on December 30, 2011. As of December 30, 2011, the interest rate swap agreement effectively fixed the floating LIBOR-based interest rate to 1.25% plus the applicable margin on $250.0 million of the outstanding balance under the Company's variable rate debt. On December 30, 2013, the outstanding notional principal amount of the interest rate swap agreement reduced to $150.0 million. The interest rate swap agreement expires on December 30, 2015. The Company has selected the LIBOR-based portion of the hedged portion of the Company's variable rate debt during the term of the interest rate swap agreement. The effective portion of the change in value of the interest rate swap agreement is reflected as a component of comprehensive (loss) income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period. The fair value of the interest rate swap agreement is calculated as described in Note 7, "Fair Value Measurements". These amounts are immaterial to the Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company manages a portion of the risk associated with fluctuations in foreign currencies related to intercompany and third party inventory purchases denominated in foreign currencies through foreign exchange forward contracts designated as cash flow hedges. As of March 31, 2015, the Company had foreign exchange forward contracts designated as cash flow hedges to buy U.S dollars and to sell Canadian dollars with a notional amount outstanding of $50.4 million. These foreign exchange forward contracts have maturities ranging from April 2015 to March 2016. The effectiveness of the cash flow hedge contracts, including time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. The effective portion of the cash flow hedge contracts' gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated OCL until the underlying hedged item is reflected in the Company's accompanying Condensed Consolidated Statements of Income, at which time the effective amount in accumulated OCL is reclassified to cost of sales in the accompanying Condensed Consolidated Statements of Income. The Company expects to reclassify a gain of approximately $2.7 million, net of tax, over the next 12 months based on March 31, 2015 exchange rates. These amounts are immaterial to the Condensed Consolidated Financial Statements.

The Company is also exposed to foreign currency risk related to intercompany debt and associated interest payments and certain intercompany accounts receivable and accounts payable. To manage the risk associated with fluctuations in foreign currencies related to these assets and liabilities, the Company enters into foreign exchange forward contracts. The Company considers these contracts to be economic hedges. Accordingly, changes in the fair value of these instruments affect earnings during the current period. These foreign exchange forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies. The fair value of the foreign exchange forward contracts are estimated as described in Note 7, "Fair Value Measurements". These amounts are immaterial to the Condensed Consolidated Financial Statements.

(h) Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. The Company accounts for uncertain foreign and domestic tax positions utilizing a proscribed recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

(i) Redeemable Non-controlling Interest. The Company is party to a put and call arrangement with respect to the common securities that represent the 55.0% non-controlling interest in Comfort Revolution. The call arrangement may be exercised by the Company on or after June 12, 2017. The put arrangement may be exercised by Comfort Revolution on or after June 12, 2018. The redemption value for both the put and the call arrangement is equal to 7.5 times earnings before interest, tax, depreciation and amortization ("EBITDA"), as defined in the related LLC agreement, of Comfort Revolution for the preceding 12 months, adjusted for net debt outstanding and multiplied by the 55.0% ownership interest not held by the Company. Due to the existing put and call arrangements, the non-controlling interest is considered to be redeemable and is recorded on the balance sheet as a redeemable non-controlling interest outside of permanent equity. The redeemable non-controlling interest is recognized at the higher of 1) the accumulated earnings associated with the non-controlling interest or 2) the contractually-defined redemption value as of the balance sheet date.

Income attributable to the Company's redeemable non-controlling interest in Comfort Revolution for the three months ended March 31, 2015 and 2014 represented $0.6 million and $0.3 million, respectively. As of March 31, 2015, the redemption value exceeded the accumulated earnings associated with the redeemable non-controlling interest. Therefore, the Company recorded a $1.0 million redemption value adjustment, net of tax, to increase the carrying value of the redeemable non-controlling interest as of March 31, 2015. For all prior periods, the accumulated earnings exceeded the redemption value and, accordingly, the redeemable non-controlling interest was measured using its accumulated earnings.

(j) Subsequent Events. On May 11, 2015, the Company’s Board of Directors terminated its President and Chief Executive Officer and has named an interim CEO, effective May 12, 2015. The Company is currently evaluating the effects of this termination, including but not limited to obligations for severance as required under the associated employment agreements and impacts on outstanding stock-based compensation awards.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(2) Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period; however, the FASB recently issued a proposal to defer the effective date and thus the Company's adoption to the first quarter of 2018. The Company is currently evaluating the new guidance to determine the Company's adoption method and the effect it will have on the Company's Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest- Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, however early adoption is permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on the Company's Condensed Consolidated Financial Statements.
(3) Acquisitions and Divestitures
Effective July 1, 2014, the Company acquired certain assets from a third party licensee in Japan. The total purchase price was $8.5 million, subject to customary working capital adjustments. The Company accounted for this acquisition using the acquisition method. The preliminary allocation of the purchase price was based on estimates of the fair value of assets acquired as of July 1, 2014. The excess of the purchase price over the estimated fair value of the assets and identifiable intangible assets acquired was recorded as goodwill, which is non-deductible for income tax purposes. The Company finalized the allocation of the purchase price during the first quarter of 2015, which did not result in any material measurement period adjustments.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(4) Goodwill

Effective January 1, 2015, the Company realigned its organizational structure and updated its segments in light of the progress made in 2013 and 2014 integrating Sealy into its business. The Company's updated operating segments are North America and International. For additional information regarding the Company's realignment and business segment determination, see Note 15, "Segment Information".

As a result of the Company's segment realignment, the composition of the Company's reporting units for the evaluation of goodwill impairment also changed. Historically, the Company's reporting units were the same as the operating segments: Tempur North America, Tempur International, and Sealy. Effective January 1, 2015, the Company identified three reporting units for purposes of evaluating goodwill impairment: Tempur Sealy U.S. and Tempur Sealy Canada reporting units within the North America segment and one reporting unit comprising the International segment.

As the composition of the reporting units changed, the Company reassigned historical goodwill to the new reporting units based on a relative fair value allocation approach. The relative fair value allocation approach yielded the reassignment of total Sealy goodwill as of December 31, 2014 of $521.9 million. The following summarizes the reassignment of goodwill from the historical segments to the new segments:

(in millions)	Reassigned Goodwill by Segment
North America segment:
Tempur North America segment goodwill as of January 1, 2015	$106.2
Sealy goodwill as of January 1, 2015 reassigned to the North America segment	468.3
Total North America segment goodwill as of January 1, 2015	$574.5

International segment:
Tempur International segment goodwill as of January 1, 2015	$108.4
Sealy segment goodwill as of January 1, 2015 reassigned to International segment	53.6
Total International segment goodwill as of January 1, 2015	$162.0

The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of January 1, 2015	$574.5	$162.0	$736.5
Purchase price allocation adjustments from acquisition	—	(1.4)	(1.4)
Foreign currency translation adjustments	(6.0)	(10.8)	(16.8)
Balance as of March 31, 2015	$568.5	$149.8	$718.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(5) Debt

Debt for the Company consists of the following:

(in millions)	March 31, 2015	December 31, 2014
Debt:
Revolving credit facility, interest at Base Rate plus applicable margin of 1.75% or LIBOR plus applicable margin of 2.75% as of March 31, 2015 and Base Rate plus applicable margin of 2.00% or LIBOR plus applicable margin of 3.00% as of December 31, 2014, commitment through and due March 18, 2018	$43.0	$16.0
Term A Facility, interest at LIBOR plus applicable margin of 2.00% as of March 31, 2015 and 2.25% as of December 31, 2014, commitment through and due March 18, 2018	462.5	484.5
Term B Facility, interest at LIBOR, subject to a 0.75% floor plus applicable margin of 2.75% as of March 31, 2015 and as of December 31, 2014, commitment through and due March 18, 2020	584.0	594.4
$375.0 million Senior Notes, interest at 6.875%, due December 15, 2020	375.0	375.0
8.0% Sealy Notes, due July 15, 2016	106.0	104.7
Capital lease obligations and other	32.1	27.7
	$1,602.6	$1,602.3
Less: current portion	(70.1)	(66.4)
Long-term debt	$1,532.5	$1,535.9

On December 12, 2012, Tempur Sealy International and certain subsidiaries of Tempur Sealy International as borrowers and guarantors, entered into a credit agreement (as amended, the “2012 Credit Agreement”) with a syndicate of banks. The 2012 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio and maintenance of a maximum consolidated total net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash (as defined in the 2012 Credit Agreement). Consolidated funded debt includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and certain other debt and obligations. The Company is allowed to exclude 100.0% of the domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of March 31, 2015, domestic qualified cash was $15.7 million and foreign qualified cash was $17.6 million.

The Company is in compliance with all applicable covenants as of March 31, 2015.

(6) Unconsolidated Affiliate Companies

The Company has ownership interests in a group of Asia-Pacific joint ventures, to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0% and is accounted for under the equity method. The Company's investment of $14.0 million and $12.9 million at March 31, 2015 and December 31, 2014, respectively, are recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s share of earnings is recorded in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(7) Fair Value Measurements

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three months ended March 31, 2015 and year ended December 31, 2014. At March 31, 2015 and December 31, 2014, the Company had an interest rate swap and foreign exchange forward contracts recorded at fair value. The fair value of the interest rate swap is calculated using standard industry models based on observable forward yield curves and takes into consideration current interest rates and the current creditworthiness of the counterparties or the Company, as applicable. The fair value of the foreign exchange forward contracts is calculated using standard industry models based on observable forward points and discount curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts. The fair value of the interest rate swap and the foreign exchange forward contracts were based on Level 2 inputs and were not material at March 31, 2015 or December 31, 2014.

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2012 Credit Agreement are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the Senior Notes was approximately $401.3 million and $398.4 million at March 31, 2015 and December 31, 2014, respectively. The fair value of Sealy's 8.0% Senior Secured Third Lien Convertible Notes due 2016 ("Sealy 8.0% Notes") was approximately $111.8 million and $110.7 million at March 31, 2015 and December 31, 2014, respectively. The fair value of the Senior Notes and the 8.0% Sealy Notes were based on Level 2 inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments.
(8) Stockholders' Equity

(a) Common Stock. Tempur Sealy International has 300.0 million authorized shares of common stock with $0.01 per share par value and 0.01 million shares of preferred stock. Subject to preferences that may be applicable to any outstanding preferred stock, holders of the common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(b) Accumulated Other Comprehensive Loss ("OCL"). Accumulated OCL consisted of the following:

(in millions)	Three Months Ended
	March 31,
	2015	2014
Foreign Currency Translation
Balance at beginning of period	$(54.0)	$(15.6)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(37.6)	0.8
Balance at end of period	$(91.6)	$(14.8)

Interest Rate Swap
Balance at beginning of period	$(0.7)	$(1.4)
Other comprehensive income:
Net change from period revaluations:	0.7	0.7
Tax expense(2)	(0.3)	(0.3)
Total other comprehensive income before reclassifications, net of tax	$0.4	$0.4
Net amount reclassified to earnings (3)	(0.5)	(0.5)
Tax benefit (2)	0.2	0.2
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(0.3)	$(0.3)
Total other comprehensive income	0.1	0.1
Balance at end of period	$(0.6)	$(1.3)

Pension Benefits
Balance at beginning of period	$(2.4)	$3.2
Other comprehensive income:
Net change from period revaluations:	—	—
Tax expense	—	—
Total other comprehensive income before reclassifications, net of tax	$—	$—
Net amount reclassified to earnings	—	—
Tax benefit	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—
Total other comprehensive income	—	—
Balance at end of period	$(2.4)	$3.2

Foreign Exchange Forward Contracts
Balance at beginning of period	$1.3	$—
Other comprehensive income:
Net change from period revaluations:	3.7	1.7
Tax expense(2)	(1.0)	(0.4)
Total other comprehensive income before reclassifications, net of tax	$2.7	$1.3
Net amount reclassified to earnings(4)	(1.9)	(0.6)
Tax benefit(2)	0.5	0.2
Total amount reclassified from accumulated other comprehensive income, net of tax	$(1.4)	$(0.4)
Total other comprehensive income	1.3	0.9
Balance at end of period	$2.6	$0.9
(1)    In 2015 and 2014, no amounts were reclassified to earnings.
(2)    These amounts were included in the income tax provision on the accompanying Condensed Consolidated Statements of Income.
(3)    This amount was included in interest expense, net on the accompanying Condensed Consolidated Statements of Income.
(4)    This amount was included in cost of sales, net on the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(9) Defined Benefit Pension Plans

The following table represents amounts recorded in the Condensed Consolidated Balance Sheets for the Company's defined benefit plans:

	March 31,	December 31,
(in millions)	2015	2014
Non-current portion of benefit liability	$14.5	$14.9
Non-current benefit asset	0.2	0.3

(10) Stock-Based Compensation

The Company’s stock-based compensation expense for the three months ended March 31, 2015 included performance-based restricted stock units ("PRSUs"), non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented below:

(in millions)	Three Months Ended March 31,
	2015	2014
PRSU expense	$2.0	$1.1
Option expense	1.5	1.7
RSU/DSU expense	0.5	1.3
Total stock-based compensation expense	$4.0	$4.1

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following assumptions during the three months ended March 31, 2015 and 2014:

Three months ended
March 31,
	2015	2014
Expected volatility range of stock	36.2% - 36.2%	58.3% - 58.3%
Expected life of option, range in years	3 - 5	4 - 4
Risk-free interest range rate	1.0% - 1.5%	1.1% - 1.1%
Expected dividend yield on stock	0.0% - 0.0%	0.6% - 0.6%

A summary of the Company’s PRSU activity and related information for the three months ended March 31, 2015 is presented below:

(shares and aggregate intrinsic value in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2014	0.28	$53.45
Granted	0.26	57.51
Vested	—	—
Forfeited	0.00	51.87
Awards outstanding at March 31, 2015	0.54	$54.59	$31.0

The maximum number of shares to be awarded under the PRSUs granted during the three months ended March 31, 2015 will be 0.78 million, which will vest, if earned at the end of the three-year performance period ending on December 31, 2017.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

During the three months ended March 31, 2015, there were no PRSUs issued from treasury stock.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2015 is presented below:

(shares and aggregate intrinsic value in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2014	2.84	$24.18
Granted	0.42	57.51
Exercised	(0.05)	32.50
Forfeited	0.00	52.00
Options outstanding at March 31, 2015	3.21	$28.37	5.49	$86.8
Options exercisable at March 31, 2015	2.63	$22.32	4.58	$93.3

The aggregate intrinsic value of options exercised during the three months ended March 31, 2015 was $1.2 million.

A summary of the Company’s RSU and DSU activity and related information for the three months ended March 31, 2015 is presented below:

(shares and aggregate intrinsic value in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2014	0.11	$50.41
Granted	0.00	56.01
Vested	(0.06)	49.03
Forfeited	0.00	49.63
Awards outstanding at March 31, 2015	0.05	$52.42	$3.0

RSUs granted during the three months ended March 31, 2015 will vest over three years. There were no DSUs granted during the three months ended March 31, 2015.

The aggregate intrinsic value of RSUs issued from treasury stock during the three months ended March 31, 2015 was $3.1 million.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to the PRSUs, options, RSUs and DSUs granted during the three months ended March 31, 2015 is presented below:

($ in millions)
	March 31, 2015	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	$5.6	2.91
Unrecognized RSU/DSU expense	0.2	2.89
Unrecognized PRSU expense	14.4	2.75
Total unrecognized stock-based compensation expense	$20.2	2.80
(11) Commitments and Contingencies

(a) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials and components. Amounts committed under these programs are not significant as of March 31, 2015 and December 31, 2014.

(b) Norfolk County Retirement System, Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 20, 2012

Arthur Benning, Jr., Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 25, 2012

On June 20 and 25, 2012, the above suits were filed against the Company and two named executive officers in the United States District Court for the Eastern District of Kentucky, purportedly on behalf of a proposed class of stockholders who purchased the Company’s stock between January 25, 2012 and June 5, 2012. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, false and misleading statements and concealment of material information concerning the Company’s competitive position, projected net sales, earnings per diluted share and related financial performance for the Company’s 2012 fiscal year. The plaintiffs seek damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief. On November 2, 2012, the Court consolidated the two lawsuits and on March 6, 2013, plaintiffs filed a consolidated complaint. On March 31, 2014, the Court issued an Order granting the Company’s motion to dismiss with prejudice the consolidated complaint. The Court issued its memorandum of opinion and entered final judgment on May 23, 2014. On June 6, 2014, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit. Plaintiffs' appeal is currently pending before the Court. The Company intends to vigorously defend against the claims. The outcome of these matters is uncertain, however, and although the Company does not currently expect to incur a loss with respect to these matters, the Company cannot currently predict the manner and timing of the resolution of the suits, an estimate of a range of losses or any minimum loss that could result in the event of an adverse judgment in this suit, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) Sealy Mattress Company of NJ, Inc., David Hertz, individually, as trustee of, respectively, the Allison Lindsay Hertz Trust, the Samuel Douglas Hertz Trust, the Sydney Lauren Hertz Trust, the U/A DTD 08/21/97 Andrew Michael Marcus Trust, the U/A DTD 08/21/97 Julia Robyn Marcus Trust, and the U/A DTD 08/21/97 James Daniel Marcus Trust, and as executor of the Estate of Walter Hertz, Lisa Marcus, Rose Naiman, Michael Shoobs, and Diane Shoobs, individually and as custodian of the Robert S. Shoobs UTMA NJ v. Sealy Corporation, filed June 27, 2013.  With respect to the acquisition of Sealy and its subsidiaries ("Sealy Acquisition"), holders of approximately 3.1 million  shares of Sealy common stock sent notices to Sealy purporting to exercise their appraisal rights in accordance with the Merger Agreement executed on September 26, 2012. In order to preserve these appraisal rights, any such former stockholder was required to commence an appraisal proceeding in the Delaware courts within 120 days after March 18, 2013. Sealy has expressly reserved its rights to contest that any or all of such notices were not delivered timely or otherwise not in the form required under Delaware law. On June 27, 2013, an appraisal proceeding was commenced in the Delaware Court of Chancery (the “Appraisal Action”). This matter was settled on March 13, 2015, and Sealy agreed to pay the $2.20 per share for the Sealy common stock formerly held by the former Sealy stockholders seeking the appraisal, plus interest at the statutory rate, less $0.6 million already received in 2013 by one of the petitioners in connection with the closing of the Sealy Acquisition. The agreed upon per share value of $2.20 is equal to the amount paid to non-dissenting stockholders at the time of the closing of the Sealy Acquisition.

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

The complaint alleges that the Company engaged in unfair business practices, false advertising, and misrepresentations or omissions related to the sale of certain products. The plaintiffs seek restitution, injunctive relief and all other relief allowed under applicable state laws, interest, attorneys’ fees and costs. The purported classes do not seek damages for physical injuries. The Company believes the case lacks merit and intends to defend against the claims vigorously. This matter is in the discovery phase, and the outcome is uncertain. As a result, the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that this matter will not have a material adverse effect on the Company’s financial position or results of operations.

(e) German Regulatory Investigation. The German Federal Cartel Office ("FCO") conducted unannounced inspections of the premises of several mattress wholesaler/manufacturers including the Company's German subsidiary. The order permitting the inspection and collection of records alleged “vertical price fixing”. The FCO's review is ongoing. Representatives of the Company met with the FCO in February 2015 but no resolution was reached and no statement of objections or formal claims have been asserted by the FCO, however, the FCO representatives indicated their belief that the Company has violated vertical price fixing regulations. The parties agreed to meet later in 2015 to continue discussions. If the parties cannot come to a resolution of the issues, and claims are asserted by the FCO, the Company intends to vigorously defend itself against any claims. The outcome of the FCO's review is still uncertain; and, given the inherent uncertainties involved, the outcome of this matter cannot be predicted and the amount of any potential loss cannot be reasonably estimated. Accordingly, no amounts have been accrued related to this investigation as of March 31, 2015. A negative outcome in this case could have a material adverse effect on the Company.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(f) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, and the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company has recorded a reserve as a component of other accrued expenses and other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2015 for  $2.5 million associated with this remediation project.

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

The Company cannot predict the ultimate timing or costs of the South Brunswick, Oakville and Putnam environmental matters. Based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material effect on the financial position or future operations of the Company. However, in the event of an adverse decision by the agencies involved, or an unfavorable result in the New Jersey natural resources damages matter, these matters could have a material effect on the Company’s financial position or results of operations.

(g) Income Tax Assessments. The Company has received income tax assessments from the Danish Tax Authority (“SKAT”). The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments, as necessary in the appropriate Danish venue. The Company believes the litigation process to reach a final resolution of this matter could potentially extend over the next five years. If the Company is not successful in defending its position that the Company owes no additional taxes, the Company could be required to pay a significant amount to SKAT, which could impair or reduce the Company's liquidity and profitability. For a description of these assessments and additional information with respect to these assessments and the various related legal proceedings, see Note 12, "Income Taxes".

(h) Other. The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.
(12) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2015 and 2014 was 29.2% and 29.3%, respectively. The Company’s income tax rate for the three months ended March 31, 2015 and 2014 differed from the U.S. federal statutory rate of 35.0% principally due to changes in the Company’s uncertain tax positions, certain foreign income tax rate differentials, state and local income taxes, the production activities deduction, and certain other permanent differences.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

At March 31, 2015, the Company's tax basis in its top tier foreign subsidiary exceeded the Company’s book basis. Accordingly, no deferred tax has been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future. As it relates to the book to tax basis difference with respect to the stock of each of the Company’s lower tier foreign subsidiaries, as a general matter, the book basis exceeds the tax basis in the hands of the foreign subsidiary shareholder. By operation of the tax laws of the various countries in which such subsidiaries are domiciled, in all material respects the earnings of lower tier foreign subsidiaries are not subject to tax when distributed to the foreign shareholder. It is the Company’s intent that the earnings of each lower tier foreign subsidiary, with the exception of its Danish subsidiary, will be permanently reinvested in its own operations. As it relates to the Danish subsidiary, its earnings may be distributed without any income tax impact in any case. Accordingly, no tax is provided for with respect to the book to tax basis difference of its stock.

The Company has received income tax assessments from the Danish Tax Authority ("SKAT") with respect to the tax years 2001 through 2008 relating to the royalty paid by certain of Tempur Sealy International’s U.S. subsidiaries to a Danish subsidiary. The royalty is paid by the U.S. subsidiaries for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production processes. In its assessment, SKAT asserts that the amount of royalty rate paid by the U.S. subsidiaries to the Danish subsidiary is not reflective of an arms-length transaction. Accordingly, the tax assessment received from SKAT is based, in part, on a 20% royalty rate, which is substantially higher than that historically used or deemed appropriate by the Company.

The cumulative total tax assessment at March 31, 2015 for all years for which an assessment has been received (2001 - 2008) is approximately DKK 1,323.6 million, including interest and penalties ($192.3 million - based on the DKK to USD exchange rate on March 31, 2015). The cumulative total tax assessment at December 31, 2014 for all years for which an assessment had been received up through that date (2001 - 2008) including interest and penalties was approximately DKK 1,317.2 million ($215.1 million based on the DKK to USD exchange rate on December 31, 2014). The increase of DKK 6.4 million is due to the accrual of additional interest for the period between December 31, 2014 and March 31, 2015. In 2013, the Company was notified by SKAT that SKAT had granted the deferral to 2017 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007. In addition, during the quarter ended June 30, 2014, the Company was granted a deferral to 2018 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for 2008. The Company filed timely protests with the Danish National Tax Tribunal (the "Tribunal") challenging the tax assessments. The Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement ("Bilateral APA") between the United States and SKAT. A Bilateral APA involves an agreement between the Internal Revenue Service ("IRS") and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and SKAT. U.S. and Danish competent authorities have met several times to discuss the Company’s Bilateral APA since 2011, most recently in February 2013, to discuss the matter. At the conclusion of the February 2013 meeting the IRS and SKAT concluded that a mutually acceptable agreement on the matter could not be reached and, as a result, the Bilateral APA process was terminated. The matter is now before the Tribunal. The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments before the Tribunal and in the Danish courts, as necessary. As part of the Tribunal process, the Company is currently collecting and analyzing additional information with the assistance of outside advisers to provide to the case manager assigned to the matter by the Tribunal. The Company has until June 1, 2015 to provide this additional information.

To date, the Company has received an assessment every year for the next year in the examination cycle. In this regard the Company expects to receive an assessment for the year 2009 in the second quarter of 2015 (and the Company would expect to receive the 2010 assessment in the second quarter of 2016, and so forth). The Company expects the aggregate assessments for the years 2009 - 2015 to be in excess of the amounts described above as assessed for the years 2001 - 2008.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company maintains an uncertain tax liability associated with this matter, the amount of which is based on a royalty methodology and royalty rates that the Company considers to be reflective of market transactions. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time. In conjunction with this tax examination discussed above, during the year ended December 31, 2013 the Company received correspondence from SKAT requesting information regarding the royalty for the years 2009 through 2011. The correspondence indicated that SKAT would be evaluating the royalty paid for each of the years under examination. The Company has responded to SKAT’s request for information. During 2013, the Company and SKAT agreed that the examination of this issue for the years 2009 - 2011 would be placed on hold pending the outcome of the Tribunal process, although SKAT would continue to issue assessments as described above. As it relates to SKAT’s examination of other items, particularly transactions between the Company’s Danish subsidiary and its foreign distribution subsidiaries, during the quarter ended March 31, 2015, SKAT responded to the information provided to it by the Company and the Company and SKAT continue to discuss various matters. The Company believes it has meritorious defenses for all items reported in the Danish income tax returns. However, if the Company is not successful in defending its position before the Tribunal or in the Danish courts, the Company could be required to pay significant amounts to SKAT, which could materially impair or reduce its liquidity and profitability. In addition, prior to any ultimate resolution of this issue before the Tribunal or the Danish courts, based on a change in facts and circumstances, the Company may be required to increase its uncertain tax liability associated with this matter, which could have a material impact on the Company's reported earnings.

The aggregate amount of uncertain tax benefits for all matters as of March 31, 2015 and December 31, 2014 was $47.6 million and $47.5 million (exclusive of interest and penalties), respectively. Unrecognized tax benefits of $44.7 million and $44.6 million as of March 31, 2015 and December 31, 2014, respectively, would impact the effective tax rate if recognized. The Company had approximately $10.6 million and $10.3 million of accrued interest and penalties at March 31, 2015 and December 31, 2014, respectively.

During 2014, the Company was advised by the IRS that the years 2010 and 2011 would not be examined but that 2012 would be examined. That examination is in progress. With few exceptions, the Company is no longer subject to tax examinations by the U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2001. As it relates to Sealy for years prior to the Sealy Acquisition, Sealy or one of its subsidiaries was required to file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Sealy’s U.S. federal income tax returns and with few exceptions its foreign income tax returns are no longer subject to examination for years prior to 2006. Generally Sealy’s state and local jurisdiction income tax returns are no longer subject to examination for years prior to 2010.

In addition to the Danish tax matter described above, the Company is currently under examination by various tax authorities around the world. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits related to these other returns will be material to the consolidated financial statements.
(13) Major Customers

The top five customers accounted for 37.0% and 31.3% of the Company’s net sales for the three months ended March 31, 2015 and 2014, respectively. Net sales from one customer (Mattress Firm Holding Corp.) represented more than 10.0% of net sales for the three months ended March 31, 2015 and 2014, which is represented in the North America segment.  The top five customers also accounted for 34.8% and 32.0% of accounts receivable as of March 31, 2015 and December 31, 2014, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(14) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International. As presented on the Company's Condensed Consolidated Statement of Income, the Company has included the effect of the $1.0 million redemption value adjustment, net of tax, in Net income attributable to Tempur Sealy International, Inc. below.

(in millions, except per common share amounts)	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$23.4	$27.4

Denominator:
Denominator for basic earnings per common share-weighted average shares	60.9	60.7
Effect of dilutive securities:
Employee stock-based compensation	1.3	1.2
Denominator for diluted earnings per common share-adjusted weighted average shares	62.2	61.9

Basic earnings per common share	$0.38	$0.45

Diluted earnings per common share	$0.38	$0.44

The Company excluded 0.3 million and 0.3 million shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2015 and 2014, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.
(15) Segment Information

Effective January 1, 2015, the Company realigned its organizational structure in light of the progress made in 2013 and 2014 integrating Sealy into its business. As a result of these changes, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed such that it is based on geography.

As a result of this realignment, the Company updated its segment reporting. Effective January 1, 2015, the Company operates in two segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S. and Canada. Our International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America. The Company evaluates segment performance based on net sales, gross profit and operating income.

The Company’s North America and International segment assets include investments in subsidiaries which are appropriately eliminated in the Company’s accompanying Condensed Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payables.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The historical information presented in the tables below has been restated for the change in the composition of the segments.

The following table summarizes total assets by segment:

(in millions)	March 31,	December 31,
	2015	2014
North America	$2,531.7	$2,507.4
International	477.3	474.3
Corporate	673.8	858.5
Inter-segment eliminations	(1,027.7)	(1,177.6)
Total assets	$2,655.1	$2,662.6

     The following table summarizes long-lived assets by segment:

(in millions)	March 31,	December 31,
	2015	2014
North America	$240.7	$240.5
International	53.7	60.3
Corporate	58.7	54.8
Total long-lived assets:	$353.1	$355.6

The following table summarizes segment information for the three months ended March 31, 2015:

(in millions)	North America	International	Corporate	Intercompany Eliminations	Consolidated
Bedding sales	$558.6	$117.1	$—	$—	$675.7
Other sales	35.5	28.3	—	—	63.8
Net sales	594.1	145.4	—	—	739.5

Inter-segment sales	$1.7	$0.1	$—	$(1.8)	$—
Gross profit	203.1	75.6	—	—	278.7
Intercompany royalty expense (income)	1.5	(1.5)	—	—	—
Operating income (expense)	57.9	25.3	(28.8)	—	54.4
Income (loss) before income taxes	56.5	25.3	(46.5)	—	35.3

Depreciation and amortization(1)	$10.6	$4.0	$7.2	$—	$21.8
Capital expenditures	8.2	2.1	5.1	—	15.4

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information for the three months ended March 31, 2014:

(in millions)	North America	International	Corporate	Intercompany Eliminations	Consolidated
Bedding sales	$517.1	$118.9	$—	$—	$636.0
Other sales	35.5	30.4	—	—	65.9
Net sales	552.6	149.3	—	—	701.9

Inter-segment sales	$0.1	$—	$—	$(0.1)	$—
Gross profit	186.2	83.3	—	—	269.5
Intercompany royalty expense (income)	1.5	(1.5)	—	—	—
Operating income (expense)	53.1	33.5	(24.2)	—	62.4
Income (loss) before income taxes	51.5	31.9	(44.2)	—	39.2

Depreciation and amortization(1)	$13.3	$3.6	$7.1	$—	$24.0
Capital expenditures	4.7	1.9	1.2	—	7.8

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes long-lived assets by geographic region:

(in millions)	March 31,	December 31,
	2015	2014
United States	$292.2	$287.3
Canada	7.2	8.0
Other International	53.7	60.3
Total long-lived assets	$353.1	$355.6
Total International	$60.9	$68.3

The following table summarizes net sales by geographic region:

(in millions)	Three Months Ended
	March 31,
	2015	2014
United States	$547.7	$504.0
Canada	46.4	48.6
Other International	145.4	149.3
Total net sales	$739.5	$701.9
Total International	$191.8	$197.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(16) Guarantor/Non-Guarantor Financial Information

The $375.0 million aggregate principal amount of 6.875% senior notes due 2020 (the "Senior Notes") are general unsecured senior obligations of Tempur Sealy International and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by all of Tempur Sealy International’s 100% directly or indirectly owned current and future domestic subsidiaries (the "Combined Guarantor Subsidiaries"). The foreign subsidiaries (the "Combined Non-Guarantor Subsidiaries") represent the foreign operations of the Company and do not guarantee the Senior Notes. A subsidiary guarantor will be released from its obligations under the indenture governing the Senior Notes when: (a) the subsidiary guarantor is sold or sells all or substantially all of its assets; (b) the subsidiary is declared "unrestricted" under the indenture governing the Senior Notes; (c) the subsidiary’s guarantee of indebtedness under the 2012 Credit Agreement (as it may be amended, refinanced or replaced) is released (other than a discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the indenture have been satisfied. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned subsidiary guarantors and non-guarantor subsidiaries. The Company has accounted for its investments in its subsidiaries under the equity method.

The following financial information presents Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, and the related Condensed Consolidated Statements of Income and Comprehensive Income and Cash Flows for the three months ended March 31, 2015 and 2014, for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Operations and Comprehensive Income
Three Months Ended March 31, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$558.9	$192.9	$(12.3)	$739.5
Cost of sales	—	367.6	105.5	(12.3)	460.8
Gross profit	—	191.3	87.4	—	278.7
Selling and marketing expenses	0.8	105.5	47.5	—	153.8
General, administrative and other expenses	3.6	57.6	16.5	—	77.7
Equity income in earnings of unconsolidated affiliates	—	—	(3.0)	—	(3.0)
Royalty income, net of royalty expense	—	(4.2)	—	—	(4.2)
Operating (loss) income	(4.4)	32.4	26.4	—	54.4

Other expense, net:
Third party interest expense, net	6.7	13.1	0.6	—	20.4
Intercompany interest expense (income), net	8.2	(8.9)	0.7	—	—
Interest expense, net	14.9	4.2	1.3	—	20.4
Other (income), net	—	(0.1)	(1.2)	—	(1.3)
Total other expense	14.9	4.1	0.1	—	19.1

Income from equity investees	37.5	20.9	—	(58.4)	—

Income before income taxes	18.2	49.2	26.3	(58.4)	35.3
Income tax benefit (provision)	6.8	(11.7)	(5.4)	—	(10.3)
Net income before non-controlling interest	25.0	37.5	20.9	(58.4)	25.0
Less: net income attributable to non-controlling interest	1.6	1.6	—	(1.6)	1.6
Net income attributable to Tempur Sealy International, Inc.	$23.4	$35.9	$20.9	$(56.8)	$23.4

Comprehensive income attributable to Tempur Sealy International, Inc.	$(12.8)	$36.1	$(18.3)	$(17.8)	$(12.8)

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Operations and Comprehensive Income
Three Months Ended March 31, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$508.3	$197.9	$(4.3)	$701.9
Cost of sales	—	340.0	96.7	(4.3)	432.4
Gross profit	—	168.3	101.2	—	269.5
Selling and marketing expenses	0.5	95.5	47.0	—	143.0
General, administrative and other expenses	4.2	48.8	17.3	—	70.3
Equity income in earnings of unconsolidated affiliates	—	—	(1.7)	—	(1.7)
Royalty income, net of royalty expense	—	(4.5)	—	—	(4.5)
Operating (loss) income	(4.7)	28.5	38.6	—	62.4

Other expense, net:
Third party interest expense, net	6.8	15.1	0.3	—	22.2
Intercompany interest expense, net	8.0	(8.6)	0.6	—	—
Interest expense, net	14.8	6.5	0.9	—	22.2
Other expense, net	—	(0.2)	1.2	—	1.0
Total other expense	14.8	6.3	2.1	—	23.2

Income from equity investees	40.6	28.2	—	(68.8)	—

Income before income taxes	21.1	50.4	36.5	(68.8)	39.2
Income tax benefit (provision)	6.6	(9.8)	(8.3)	—	(11.5)
Net income before non-controlling interest	27.7	40.6	28.2	(68.8)	27.7
Less: net income attributable to non-controlling interest	0.3	0.3	—	(0.3)	0.3
Net income attributable to Tempur Sealy International, Inc.	$27.4	$40.3	$28.2	$(68.5)	$27.4

Comprehensive income attributable to Tempur Sealy International, Inc.	$29.2	$40.6	$29.8	$(70.4)	$29.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Balance Sheets
March 31, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$15.7	$29.3	$—	$45.0
Accounts receivable, net	—	244.9	145.2	—	390.1
Inventories, net	—	169.3	57.6	—	226.9
Income taxes receivable	154.6	—	—	(154.6)	—
Prepaid expenses and other current assets	0.9	26.0	29.0	—	55.9
Deferred income taxes	12.7	36.0	5.1	—	53.8
Total Current Assets	168.2	491.9	266.2	(154.6)	771.7
Property, plant and equipment, net	—	292.2	60.9	—	353.1
Goodwill	—	501.3	217.0	—	718.3
Other intangible assets, net	—	622.3	93.3	—	715.6
Deferred tax asset	—	—	8.7	—	8.7
Other non-current assets	6.2	47.9	33.6	—	87.7
Net investment in subsidiaries	1,910.4	—	—	(1,910.4)	—
Due from affiliates	48.3	2,203.7	5.7	(2,257.7)	—
Total Assets	$2,133.1	$4,159.3	$685.4	$(4,322.7)	$2,655.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$185.5	$51.1	$—	$236.6
Accrued expenses and other current liabilities	7.8	153.5	58.7	—	220.0
Deferred income taxes	—	—	0.2	—	0.2
Income taxes payable	—	159.3	4.5	(154.6)	9.2
Current portion of long-term debt	—	60.7	9.4	—	70.1
Total Current Liabilities	7.8	559.0	123.9	(154.6)	536.1
Long-term debt	375.0	1,157.4	0.1	—	1,532.5
Deferred income taxes	—	232.6	27.3	—	259.9
Other non-current liabilities	—	110.7	6.6	—	117.3
Due to affiliates	1,541.0	189.2	715.0	(2,445.2)	—
Total Liabilities	1,923.8	2,248.9	872.9	(2,599.8)	2,445.8

Redeemable non-controlling interest	14.8	14.8	—	(14.8)	14.8

Total Stockholders’ Equity	194.5	1,895.6	(187.5)	(1,708.1)	194.5
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,133.1	$4,159.3	$685.4	$(4,322.7)	$2,655.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Balance Sheets
December 31, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.4	$25.5	$36.6	$—	$62.5
Accounts receivable, net	—	241.2	144.6	—	385.8
Inventories, net	—	158.3	58.9	—	217.2
Income taxes receivable	144.1		—	(144.1)	—
Prepaid expenses and other current assets	—	28.2	28.3	—	56.5
Deferred income taxes	12.4	26.8	5.2	—	44.4
Total Current Assets	156.9	480.0	273.6	(144.1)	766.4
Property, plant and equipment, net	—	287.3	68.3	—	355.6
Goodwill	—	557.2	179.3	—	736.5
Other intangible assets, net	—	611.9	115.2	—	727.1
Deferred tax asset	—	—	8.6	—	8.6
Other non-current assets	6.3	46.4	15.7	—	68.4
Net investment in subsidiaries	1,808.4		—	(1,808.4)	—
Due from affiliates	51.4	2,226.0	5.3	(2,282.7)	—
Total Assets	$2,023.0	$4,208.8	$666.0	$(4,235.2)	$2,662.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$170.4	$56.0	$—	$226.4
Accrued expenses and other current liabilities	1.4	166.1	65.8	—	233.3
Deferred income taxes	—	—	0.2	—	0.2
Income taxes payable	—	163.0	(6.9)	(144.1)	12.0
Current portion of long-term debt	—	61.8	4.6	—	66.4
Total Current Liabilities	1.4	561.3	119.7	(144.1)	538.3
Long-term debt	375.0	1,160.9	—	—	1,535.9
Deferred income taxes	—	229.1	29.7	—	258.8
Other non-current liabilities	—	109.3	5.0	—	114.3
Due to affiliates	1,431.3	340.2	849.4	(2,620.9)	—
Total Liabilities	1,807.7	2,400.8	1,003.8	(2,765.0)	2,447.3

Redeemable non-controlling interest	12.6	12.6	—	(12.6)	12.6

Total Stockholders’ Equity	202.7	1,795.4	(337.8)	(1,457.6)	202.7
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,023.0	$4,208.8	$666.0	$(4,235.2)	$2,662.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(13.5)	$10.4	$(3.3)	$—	$(6.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(13.1)	(2.3)	—	(15.4)
Net cash provided by (used in) investing activities	—	(13.1)	(2.3)	—	(15.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under under long-term debt obligations	—	93.5	4.4	—	97.9
Repayments of borrowings under long-term debt obligations	—	(98.8)	—	—	(98.8)
Net activity in investment in and advances from (to) subsidiaries and affiliates	12.6	(1.4)	(11.2)		—
Proceeds from exercise of stock options	1.6	—	—	—	1.6
Treasury stock repurchased	(1.1)	—	—	—	(1.1)
Other	—	(0.4)	0.6	—	0.2
Net cash provided by (used in) financing activities	13.1	(7.1)	(6.2)	—	(0.2)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	4.5	—	4.5
Decrease in cash and cash equivalents	(0.4)	(9.8)	(7.3)	—	(17.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0.4	25.5	36.6	—	62.5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$15.7	$29.3	$—	$45.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(10.5)	$(14.8)	$23.7	$—	$(1.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(5.5)	(2.3)	—	(7.8)
Other	—	0.9	(1.7)	—	(0.8)
Net cash (used in) investing activities	—	(4.6)	(4.0)	—	(8.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	74.5	—	—	74.5
Repayments of borrowings under long-term debt obligations	—	(66.5)	—	—	(66.5)
Net activity in investment in and advances from (to) subsidiaries and affiliates	10.1	13.9	(24.0)	—	—
Proceeds from exercise of stock options	1.7	—	—	—	1.7
Excess tax benefit from stock-based compensation	0.9	—	—	—	0.9
Treasury stock repurchased	(2.2)		—	—	(2.2)
Other	—	(0.4)	0.5	—	0.1
Net cash provided by (used in) financing activities	10.5	21.5	(23.5)	—	8.5

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.4	—	0.4
Increase (decrease) in cash and cash equivalents	—	2.1	(3.4)	—	(1.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	30.9	50.1	—	81.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$33.0	$46.7	$—	$79.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our strategy, our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" and "Risk Factors" elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three months ended March 31, 2015, including the following topics:

•	an overview of our business and strategy;

•	factors impacting results of operations;

•	results of operations including our net sales and costs in the periods presented as well as changes between periods;

•	expected sources of liquidity for future operations; and

•	our use of certain non-GAAP financial measures.

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

Our Channels

We sell our products through two distribution channels in each operating segment: Retail (furniture and bedding retailers, department stores, specialty retailers and warehouse clubs); and Other (direct-to-consumer through e-commerce platforms, company-owned stores and call centers; third party distributors; hospitality and healthcare customers).

Segments

Effective January 1, 2015, we realigned our organizational structure and updated our segments in light of the progress made in 2013 and 2014 integrating Sealy into the business. Our updated operating segments are North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S. and Canada. Our International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America. We evaluate segment performance based on net sales, gross profit and operating income.

Strategy

We are the world’s largest bedding provider and the only provider with global scale. We believe our future growth potential is significant in our existing markets and through expansion into new markets. Our goal is to improve the sleep of more people, every night, all around the world. It is our goal to become the market leader in every country we operate in.  In order to achieve our long-term growth potential while managing the current economic and competitive environment, our strategy will focus on the following key strategic priorities: leveraging and strengthening our comprehensive portfolio of iconic brands and products; expanding global distribution and seeking highest dealer advocacy; expanding margins with a focus on driving significant cost improvement; leveraging our global scale for competitive advantage; and, where appropriate, making accretive acquisitions of licensees and joint ventures. Successful execution of these strategic priorities is expected to result in above-industry sales and earnings growth and strong cash flow that will be used to reduce debt and return value to stockholders.

Recent Developments

Tempur Sealy International announced on May 11, 2015 that Mark A. Sarvary will step down as its President and Chief Executive Officer on Tuesday, May 12, 2015. The Tempur Sealy International Board of Directors has appointed W. Timothy ("Tim") Yaggi, currently Chief Operating Officer, to serve as interim Chief Executive Officer of Tempur Sealy International, effective May 12, 2015.

In addition, Tempur Sealy International announced a number of changes with respect to its Board of Directors. The Board:

•
Appointed Usman Nabi of H Partners Management, LLC ("H Partners") to the Board as a new independent director, effective immediately. In conjunction with the appointment, Mr. Nabi will be added to the Compensation Committee;

•	Will immediately commence a process to confirm an additional independent director recommended by H Partners to join the Board and acceptable to the Board in its reasonable discretion;

•
Will form a CEO Search Committee that will comprise Mr. Nabi and three additional independent directors that will include the new, independent director and two existing independent directors. Mr. Nabi will serve as Chairman of the CEO Search Committee. The Board will also engage an executive search firm to assist with a comprehensive search process to identify a permanent CEO;

•	Accepted the resignations of P. Andrews McLane; Christopher A. Masto; and Mr. Sarvary from the Board of Directors; and

•
Elected Frank A. Doyle as Chairman of the Board, effective immediately. Mr. Doyle has served on the Board of Directors and as Chair of the Audit Committee since 2003. In conjunction with the appointment, Mr. Doyle has withdrawn from his role as Chairman of the Audit Committee and a member of the Compensation Committee.

With the appointment of Mr. Nabi and an additional director to-be-named, the Tempur Sealy International Board will comprise 10 directors, nine of whom are independent.

Board Committee Updates

The Board also announced the following changes to the Board’s standing committees:

•
Audit Committee. Evelyn Dilsaver has been named as Chair of the Audit Committee, replacing Mr. Doyle. Ms. Dilsaver has served as a member of the Audit Committee since December 2009. Existing members Peter Hoffman and Sir Paul Judge will remain on the Audit Committee. The Board has determined that all members of the Audit Committee are audit committee financial experts within the meaning of Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, as amended. Mr. Doyle has stepped down from the Audit Committee in connection with becoming the Chairman of the Board.

•
Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee (the "NCG") will consist of John Heil and Nancy Koehn. Mr. Heil, who has served as a member of the NCG since 2010, has been named as Chair of the NCG. The Company expects that the new independent director to be named will also become a member of the NCG.

•
Compensation Committee. Peter Hoffman will remain as Chair of the Compensation Committee, Mr. Nabi will join the Committee, and Mr. Heil and Sir Paul Judge will remain members of the Committee. Mr. Doyle has also stepped down from the Compensation Committee in connection with becoming Chairman of the Board.

Formation of Stockholder Liaison Committee

The Board of Directors has created a new Stockholder Liaison Committee, in order to create a Board-level structure for communication and engagement between the Board and stockholders and to enhance the existing stockholder communications process led by the Company’s management. Ms. Dilsaver has been appointed Chair of the Stockholder Liaison Committee, with members to include Mr. Doyle, Mr. Hoffman and Mr. Heil.

Agreement with H Partners

In connection with the announcements on May 11, 2015, Tempur Sealy International has entered into an agreement with H Partners and certain related parties that provides for the addition of Usman Nabi of H Partners to the Board, certain of the changes in senior management and the Board described above, a customary standstill provision, expense reimbursement and certain other provisions.

Factors That Could Impact Results of Operations

The factors outlined below could impact our future results of operations. For more extensive discussion of these and other risk factors, please refer to "Risk Factors", under Part I, ITEM 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

General Business and Economic Conditions

Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to continue. We continue to make strategic investments, including: introducing new products; investing in increasing our global brand awareness; extending our presence and improving our Retail account productivity and distribution; investing in our operating infrastructure to meet the requirements of our business; and taking other actions to further strengthen our business.

Exchange Rates

As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign currency exchange rates. Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between our subsidiaries and their customers and suppliers, as well as among certain subsidiaries. These hedging transactions may not succeed in managing our foreign currency exchange rate risk. Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Additionally, the operations of our foreign currency denominated subsidiaries result in foreign currency translation fluctuations in our consolidated operating results. These operations do not constitute transactions which qualify for hedge accounting treatment. Therefore, we do not hedge the translation of foreign currency operating results into the U.S. dollar. Should currency rates change sharply, our results could be negatively impacted. In the first quarter of 2015, foreign currency exchange rate changes negatively impacted our net income by approximately 23.8%. Throughout 2015, we expect foreign currency exchange rate changes will continue to negatively impact our results of operations when compared to the prior year.

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

Our North America segment competes in the non-innerspring, innerspring and hybrid mattress categories, and contributed 80.3% of our net sales for the quarter ended March 31, 2015. The non-innerspring and innerspring mattress categories are highly competitive, with many competitor products supported by aggressive marketing campaigns and promotions. As a result of this competition, our results could be impacted.

Gross Margins

Our gross margin is primarily impacted by the relative amount of net sales contributed by our Tempur and Sealy products. Our Sealy products have a significantly lower gross margin than our Tempur products. Our Sealy mattress products range from value to premium priced offerings, and gross margins are typically higher on premium products compared to value priced offerings. Our Tempur products are exclusively premium priced products. As sales of our Sealy products increase relative to sales of our Tempur products, our gross margins will be negatively impacted in both our North America and International segments. Due to the anticipated growth of Sealy products sold through our International segment, we expect this change in product mix to unfavorably impact our gross margin in 2015 as compared to prior years. Additionally, sales of our Tempur products in our International segment have historically had higher gross margins than the Tempur products sold in our North America segment.

Our gross margin is also impacted by fixed cost leverage; the cost of raw materials; operational efficiencies due to the utilization in our manufacturing facilities; product, channel and geographic mix; foreign exchange fluctuations; volume incentives offered to certain retail accounts; participation in our retail cooperative advertising programs; and costs associated with new product introductions. Future changes in raw material prices could have a significant impact on our gross margin. Our margins are also impacted by the growth in our Retail channel as sales in our Retail channel are at wholesale prices whereas direct-to-consumer sales are at retail prices.

Throughout 2015, we expect gross margin to benefit from improvement in our North America gross margin, primarily driven by sourcing improvements, operational efficiencies and pricing actions. We expect this improvement to be partially offset by a decrease in the gross margin in our International segment, which we expect will decrease as a result of the introduction of Sealy products and unfavorable foreign exchange.

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

Our 2014 mattress product introductions required significant resource investments to develop and introduce in North America, and the 2015 mattress product introductions are lower as compared to the prior year. In the first quarter of 2015, we introduced certain new mattress products in our North America and International segments. During 2014, we rolled out a large number of new mattress products which represented a significant replacement of our core Tempur and Sealy products in our North America segment. We expect new product introductions in the second quarter of 2015 to be comparable to our product introductions in the second quarter of 2014.

Financial Leverage and Liquidity

As of March 31, 2015, we had $1,602.6 million of debt outstanding, and our stockholders’ equity was $194.5 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available. As of March 31, 2015, our ratio of funded debt less qualified cash to EBITDA was 3.93 times, within the covenant in our debt agreements which limited this ratio to 4.75 times as of March 31, 2015. For more information on this non-GAAP measure and compliance with our 2012 Credit Agreement, please refer to the section set forth below "Non-GAAP Financial Measures".

Integration

Our acquisition of Sealy and its subsidiaries ("Sealy Acquisition") was significant, and the organizational integration of the legacy Tempur and Sealy businesses is complete. Through 2014, we aligned our organizational structure by establishing common leadership and realigning employees throughout the business. This organizational integration resulted in relocation, severance and retention program costs. The operational integration of the legacy Tempur and Sealy businesses is ongoing in our North America and International segments. In our North America segment, we are consolidating our distribution network and restructuring our Sealy domestic manufacturing facilities. In our International segment, we have acquired the Sealy brand rights for continental Europe and Japan and are introducing Sealy products in those markets. In 2015, we will continue to focus on consolidating our distribution network, transforming our Sealy domestic manufacturing facilities and introducing Sealy products in Europe and Japan.

We currently expect integration activities to continue through 2016. However, we expect the level of integration expense to decrease over the next two years. If we are unable to efficiently complete our integration initiatives, this could disrupt our product supply and increase our distribution and other operating costs. The integration may also impose substantial demands on our management and our employees, and we may also experience difficulties in maintaining employee morale and retaining key employees.

Results of Operations

A summary of our results for the three months ended March 31, 2015 include:

•
Earnings per diluted share ("EPS") under U.S. generally accepted accounting principles ("GAAP") in the first quarter of 2015 were $0.38 as compared to GAAP EPS of $0.44 in the first quarter of 2014. The 2015 results reflect integration costs, additional costs related to the Company’s 2015 Annual Meeting and related issues, and a redemption value adjustment to the Company's redeemable non-controlling interest. The 2014 results also reflect integration costs.

•	Adjusted EPS, which is a non-GAAP financial measure, increased 3.8% to $0.55 in the first quarter of 2015 as compared to adjusted EPS of $0.53 in the first quarter of 2014.

•
Total net sales increased 5.4% to $739.5 million in the first quarter of 2015 from $701.9 million in the first quarter of 2014. The net sales increase was driven by strong sales growth in the North America segment. On a constant currency basis (see below), total net sales increased 9.4%, with increased net sales in both the North America and International segments.

•
Gross margin was 37.7% in the first quarter of 2015 as compared to 38.4% in the first quarter of 2014. Adjusted gross margin, which is a non-GAAP financial measure and which excludes costs incurred to align the business related to the Sealy Acquisition, was 38.5% in the first quarter of 2015 as compared to 38.7% in the first quarter of 2014. The reduction in gross margin was a result of a decreased gross margin in the International segment, offset by a solid improvement in gross margin of the North America segment.

•
Operating income was $54.4 million in the first quarter of 2015 as compared to $62.4 million in the first quarter of 2014. Operating income in the first quarter of 2015 included $11.7 million of integration costs and $2.1 million of additional costs related to the Company's 2015 Annual Meeting, and operating income in the first quarter of 2014 included $7.4 million of integration costs. Adjusted operating income, which is a non-GAAP financial measure, was $68.2 million, or 9.2% of net sales in the first quarter of 2015 as compared to $69.8 million, or 9.9% of net sales in the first quarter of 2014. Unfavorable foreign exchange rates impacted adjusted operating income by $8.9 million in the first quarter of 2015 as compared to the prior year.

•
Net income in the first quarter of 2015 was $23.4 million as compared to net income of $27.4 million for the first quarter of 2014. The Company reported adjusted net income, which is a non-GAAP financial measure, of $34.1 million for the first quarter of 2015 as compared to adjusted net income of $32.6 million for the first quarter of 2014, a 4.6% increase.

For a discussion and reconciliation of all GAAP financial results to their related non-GAAP financial measures as discussed above, refer to the non-GAAP financial information set forth below under the heading "Non-GAAP Financial Information".

We may refer to net sales or earnings or other historical financial information on a “constant currency basis”, which is a non-GAAP financial measure. These references to constant currency basis do not include operational impacts that could result from fluctuations in foreign currency rates. To provide information on a constant currency basis, the applicable financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Constant currency information is not recognized under U.S. GAAP, and it is not intended as an alternative to U.S. GAAP measures. Refer to ITEM 3 under Part I of this Report.

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended March 31,
($ in millions)	2015		2014
Net sales	$739.5	100.0%	$701.9	100.0%
Cost of sales	460.8	62.3	432.4	61.6
Gross profit	278.7	37.7	269.5	38.4
Selling and marketing expenses	153.8	20.8	143.0	20.4
General, administrative and other	77.7	10.5	70.3	10.0
Equity income in earnings of unconsolidated affiliates	(3.0)	(0.4)	(1.7)	(0.2)
Royalty income, net of royalty expense	(4.2)	(0.6)	(4.5)	(0.6)
Operating income	54.4	7.4	62.4	8.8

Other expense, net:
Interest expense, net	20.4	2.8	22.2	3.2
Other (income) expense, net	(1.3)	(0.2)	1.0	0.1
Total other expense	19.1	2.6	23.2	3.3

Income before income taxes	35.3	4.8	39.2	5.5
Income tax provision	(10.3)	(1.4)	(11.5)	(1.6)
Net income before non-controlling interest	25.0	3.4	27.7	3.9
Less: Net income attributable to non-controlling interest(1)	1.6	0.2	0.3	—
Net income attributable to Tempur Sealy International, Inc.	$23.4	3.2%	$27.4	3.9%

Earnings per common share:
Basic	$0.38		$0.45
Diluted	$0.38		$0.44

Weighted average common shares outstanding:
Basic	60.9		60.7
Diluted	62.2		61.9

(1)
Income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended March 31, 2015 and 2014 represented $0.6 million and $0.3 million, respectively. Additionally, the Company recorded a $1.0 million redemption value adjustment, net of tax, to increase the carrying value of the redeemable non-controlling interest as of March 31, 2015. For more information on the carrying value of the redeemable non-controlling interest, please refer to Note 1, "Summary of Significant Accounting Policies" in the Notes to the Condensed Consolidated Financial Statements.

CONSOLIDATED SUMMARY

Net sales and gross profit

(in millions, except percentages)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% Change 2015 vs 2014
Net sales	$739.5	$701.9	5.4%

Net sales by segment:
North America	$594.1	$552.6	7.5%
International	145.4	149.3	(2.6)%

Gross profit	$278.7	$269.5	3.4%
Gross margin	37.7%	38.4%

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

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Net sales increased $37.6 million, or 5.4%. On a constant currency basis, net sales increased approximately 9.4%. The increase in net sales was primarily due to growth in our North America segment. North America net sales grew at 7.5%, driven primarily by strong U.S. net sales growth across both the Tempur-Pedic and Sealy brands. International net sales decreased by 2.6%, driven primarily by unfavorable foreign exchange rates. On a constant currency basis, International net sales increased approximately 12.8%, due to growth in Asia-Pacific, Latin America and Europe.

Gross profit increased $9.2 million, and gross margin decreased 70 basis points. The consolidated gross margin was impacted by unfavorable product mix of 170 basis points, driven primarily by increased sales of our adjustable base products in our North America segment as well as the continued introduction of Sealy products in our International segment, and unfavorable foreign exchange rates which impacted gross margin by 90 basis points. These factors were primarily offset by a favorable decrease in discounts of 160 basis points in the first quarter of 2015 as compared to the same period in 2014. The principal factors that impacted gross margin by segment are discussed below in their respective segment discussions.

OPERATING EXPENSES

Selling and Marketing Expenses

(in millions, except percentages)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% Change 2015 vs 2014
Total selling and marketing	$153.8	$143.0	7.6%
As a percent of net sales	20.8%	20.4%
Advertising expenses	$80.8	$73.8	9.5%
As a percent of net sales	10.9%	10.5%
Other selling and marketing expenses	$73.0	$69.2	5.5%
As a percent of net sales	9.9%	9.9%

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

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Selling and marketing expenses increased $10.8 million, or 7.6%, and increased slightly as a percentage of net sales.

Our advertising expenses increased $7.0 million, or 9.5%, and increased slightly as a percentage of net sales. The increase in advertising expenses was primarily due to a $9.2 million increase in our North America segment, which was driven by an increase in net sales as well as improved participation in our retail cooperative advertising programs. This increase was offset by a $2.2 million decrease in our International segment, which was primarily due to fewer advertising campaigns related to new product introductions in the first quarter of 2015 as compared to the first quarter of 2014.

All other selling and marketing expenses increased $3.8 million, or 5.5%, and remained consistent as a percentage of net sales. The increase to other selling and marketing expenses is due primarily to a $4.3 million increase in the International segment related to the additional openings of company-owned stores and costs associated with marketing and distributing Sealy products in certain international markets.

General, Administrative and Other Expenses

(in millions, except percentages)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% Change 2015 vs 2014
General, administrative and other expenses	$77.7	$70.3	10.5%
As a percent of net sales	10.5%	10.0%

General, administrative and other expenses include salaries and related expenses, information technology, professional fees, depreciation of buildings, furniture and fixtures, machinery, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

General, administrative and other expenses increased $7.4 million, or 10.5%. The increase in general, administrative and other expenses is due to a $4.0 million increase in North America expenses and a $4.3 million increase in Corporate expenses, as discussed below. The increase in our North America segment's general, administrative and other expenses was primarily driven by increased compensation costs as well as increased research and development expenses.

Corporate general, administrative and other expenses were $28.0 million in the first quarter of 2015 as compared to $23.7 million in the first quarter of 2014, an increase of $4.3 million or 18.1%. This increase was driven primarily by a $3.9 million increase in legal and professional fees, which include $2.1 million of additional costs related to our 2015 Annual Meeting and related issues. In the second quarter of 2015, we expect to incur higher costs related to the 2015 Annual Meeting and related issues as compared to the first quarter of 2015.

Research and development expenses for the three months ended March 31, 2015 were $6.9 million compared to $5.9 million for the three months ended March 31, 2014, an increase of $1.0 million, or 16.9%. We plan to continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

OPERATING INCOME

(in millions, except percentages)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% Change 2015 vs 2014
Operating income	$54.4	$62.4	(12.8)%
Operating margin	7.4%	8.9%

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Operating income decreased $8.0 million, or 12.8%, and was primarily impacted by the factors discussed above. Additionally, during the three months ended March 31, 2015, equity income in earnings of unconsolidated affiliates increased $1.3 million and royalty income, net of royalty expense decreased $0.3 million. Our royalty income is based on sales of Sealy® and Stearns & Foster® branded products by various licensees and is offset by royalty expenses we pay to other entities for the use of their names on our Sealy branded products. Our equity income in earnings of unconsolidated affiliates represents our 50.0% interest in the earnings of our Asia-Pacific joint ventures whose purpose is to develop markets for Sealy branded products.

During the three months ended March 31, 2015, we incurred an $11.7 million of integration costs related to the continued alignment of our business in connection with the Sealy Acquisition, as well as costs related to introducing Sealy products in our International segment. In addition, the first quarter of 2015 included $2.1 million of additional costs related to our 2015 Annual Meeting and related issues. During the three months ended March 31, 2014, we incurred $7.4 million of integration costs. We currently expect integration activities to continue through 2016 as we transition the domestic distribution network and continue to introduce Sealy products in our International segment. However, we expect the level of integration expense to decrease over the next two years. The principal factors that impacted integration costs by segment are discussed below in their respective segment discussions.

INTEREST EXPENSE, NET

(in millions, except percentages)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% Change 2015 vs 2014
Interest expense, net	$20.4	$22.2	(8.1)%

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Interest expense, net, decreased $1.8 million, or 8.1% due to lower average debt levels during the first quarter of 2015 as compared to the first quarter of 2014. Refer to Note 5, "Debt", in our Condensed Consolidated Financial Statements included in Part I, ITEM I for additional information.

INCOME BEFORE INCOME TAXES

(in millions, except percentages)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% Change 2015 vs 2014
Income before income taxes	$35.3	$39.2	(9.9)%

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Income before income taxes decreased $3.9 million, or 9.9%. This decrease was a result of the factors discussed above.

INCOME TAX PROVISION

(in millions, except percentages)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% Change 2015 vs 2014
Income tax provision	$10.3	$11.5	(10.4)%
Effective tax rate	29.2%	29.3%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Our income tax provision decreased $1.2 million due to a reduction of income before income taxes, and our effective tax rate decreased 0.1 percentage points. For the three months ended March 31, 2015 and 2014, there were no material non-recurring items that impacted the effective tax rate in each period, respectively.

NORTH AMERICA SEGMENT SUMMARY

(in millions, except percentages)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% Change 2015 vs 2014
Net sales	$594.1	$552.6	7.5%

Net sales by channel:
Retail	$569.8	$526.9	8.1%
Other	24.3	25.7	(5.4)%

Net sales by product:
Bedding	$558.6	$517.1	8.0%
Other products	35.5	35.5	—%

Gross profit	$203.1	$186.2	9.1%
Gross margin	34.2%	33.7%

Operating income	$57.9	$53.1	9.0%
Operating margin	9.7%	9.6%

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

North America net sales increased $41.5 million, or 7.5%. On a constant currency basis, our North America net sales increased approximately 8.5%. The increase is primarily due to a $41.5 million increase in net sales of Bedding products, driven primarily by strong U.S. net sales growth across both the Tempur-Pedic and Sealy brands which benefited from product introductions in 2014 and increased sales of adjustable base products. This increase was partially offset by a 4.5% decrease in Canada net sales due to unfavorable foreign exchange rates. On a constant currency basis, Canada net sales grew 7.2%. Net sales of Other products remained relatively flat.

Operating income increased $4.8 million, or 9.0%, and was primarily impacted by the following factors:

•
Gross profit increased $16.9 million, and gross margin increased 50 basis points. The increase in gross margin was due primarily to a favorable decrease in discounts of 170 basis points in our North America segment in the first quarter of 2015, as compared to the same period in 2014, and supply chain improvements of 90 basis points. These factors were offset primarily by unfavorable product mix of 170 basis points, primarily related to the increased sales of our adjustable base products, and unfavorable foreign exchange rates which impacted gross margin by 40 basis points.

•
Operating expenses increased $12.4 million to $147.1 million as compared to $134.7 million in the first quarter of 2014. This increase was primarily due to a $9.2 million increase in advertising expenses, driven primarily by improved participation in our retail cooperative advertising programs. Additionally, salaries increased $4.6 million due primarily to increased variable compensation expense.

•
During the three months ended March 31, 2015, the North America segment incurred $8.5 million of integration costs primarily related to the restructuring of Sealy domestic manufacturing facilities and consolidation of our distribution network. During the three months ended March 31, 2014, the North America segment incurred $5.2 million of integration costs, which included severance, retention, relocation and professional fees related to the restructuring of Sealy domestic manufacturing facilities. We currently expect integration activities to continue through 2016 as we consolidate the domestic distribution network and transform our Sealy domestic manufacturing facilities. However, we expect the level of integration expense to decrease over the next two years.

INTERNATIONAL SEGMENT SUMMARY

(in millions, except percentages)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% Change 2015 vs 2014
Net sales	$145.4	$149.3	(2.6)%

Net sales by channel:
Retail	$106.3	$114.8	(7.4)%
Other	39.1	34.5	13.3%

Net sales by product:
Bedding	$117.1	$118.9	(1.5)%
Other products	28.3	30.4	(6.9)%

Gross profit	$75.6	$83.3	(9.2)%
Gross margin	52.0%	55.8%

Operating income	$25.3	$33.5	(24.5)%
Operating margin	17.4%	22.4%

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

International net sales decreased $3.9 million, or 2.6%. On a constant currency basis, our International net sales increased approximately 12.8%, primarily due to growth in Asia-Pacific, Latin America and Europe. Net sales growth was due primarily to the introduction of Sealy products in certain international markets and increased net sales of Tempur-Pedic products through company-owned stores.

Operating income decreased $8.2 million, or 24.5%, and was primarily impacted by the following factors:

•
Gross profit decreased $7.7 million, and gross margin declined 380 basis points. The decline in gross margin was driven by unfavorable product mix of 160 basis points and unfavorable manufacturing and sourcing costs of 120 basis points, both due to the continued introduction of Sealy products in Europe and Japan. Additionally, gross margin declined due to unfavorable foreign exchange of 100 basis points. These factors were only slightly offset by favorable channel mix, as we continued the expansion of company-owned stores.

•
Operating expenses increased $1.2 million to $55.5 million as compared to $54.3 million in the first quarter of 2014, and increased 1.8% as a percentage of net sales. The increase is primarily due to costs associated with expanding points of distribution through an increase in the number of company-owned stores and e-commerce and integration costs associated with marketing and distributing Sealy products in Europe and Japan.

•
During the three months ended March 31, 2015, the International segment incurred $1.3 million of integration costs in connection with the introduction of Sealy products in Europe and Japan, which include startup costs related to manufacturing, distribution and marketing of Sealy products. The International segment did not incur integration costs in the first quarter of 2014. We currently expect integration activities to continue through 2016 as we introduce our Sealy products in our International segment. However, we expect the level of integration expense to decrease over the next two years.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, business combinations, capital expenditures and working capital needs. As of March 31, 2015, we had working capital of $235.6 million, including cash and cash equivalents of $45.0 million, as compared to working capital of $228.1 million including $62.5 million in cash and cash equivalents as of December 31, 2014. This increase in working capital was primarily driven by increases in accounts receivable, inventory and deferred income tax assets, and decreases in accrued expenses and income taxes payable. These factors were partially offset by increases in accounts payable and the current portion of long term debt. Accounts receivable increases are driven primarily by increases in net sales, in addition to timing of customer collections. Inventory increased primarily due to new product introductions in 2015. Accrued expenses decreases are driven primarily by the settlement of liabilities related to 2014 annual customer incentive programs and 2014 employee incentive programs. Accounts payable increases are driven primarily by increased costs to support the increased net sales, in addition to the timing of payments to vendors. The current portion of our long term debt increased due to increases in the scheduled quarterly payments made in accordance with the 2012 Credit Agreement.

The table below presents net cash (used in) provided by operating, investing and financing activities for the three months ended March 31:

(in millions)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net cash (used in) provided by:
Operating activities	$(6.4)	$(1.6)
Investing activities	(15.4)	(8.6)
Financing activities	(0.2)	8.5

Cash used in operating activities increased by $4.8 million to $6.4 million for the three months ended March 31, 2015, as compared to $1.6 million for the same period in 2014. The increase in cash flow used in operating activities was unfavorably impacted by the decrease in net income before non-controlling interest, decreases in depreciation and amortization expenses and increases to deferred income taxes. Our cash flow used in operating activities was favorably impacted by changes in operating assets and liabilities.

Cash used in investing activities increased to $15.4 million for the three months ended March 31, 2015 as compared to $8.6 million for the three months ended March 31, 2014, an increase of $6.8 million. This increase in cash used in investing activities is primarily due to an increase in capital expenditures, which was driven by improvements planned in certain domestic manufacturing facilities.

Cash used in financing activities was $0.2 million for the three months ended March 31, 2015 as compared to $8.5 million of cash provided by financing activities for the three months ended March 31, 2014. This decrease is primarily due to decreased levels of borrowing in our 2012 Credit Agreement during the first quarter of 2015 as compared to the first quarter of 2014.

Capital Expenditures

Capital expenditures totaled $15.4 million for the three months ended March 31, 2015 and $7.8 million for the three months ended March 31, 2014. We currently expect our 2015 capital expenditures to be approximately $65.0 million, which relate to continued strategic investments that we believe will support our future plans.

Non-GAAP Financial Information

We provide information regarding adjusted net income and adjusted EPS, adjusted gross profit and adjusted gross margin, adjusted operating income and adjusted operating margin, earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted EBITDA and consolidated funded debt less qualified cash which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

Adjusted Net Income and Adjusted EPS
A reconciliation of net income to adjusted net income and EPS to adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various integration costs associated with the Sealy Acquisition, including the transition of manufacturing facilities in North America, and redemption value adjustments to the carrying value of our redeemable non-controlling interest and additional costs incurred in connection with the proxy solicitation campaign being conducted by a stockholder of the Company for the 2015 Annual Meeting and related issues.

Adjusted Gross Profit and Gross Margin and Adjusted Operating Income and Operating Margin
A reconciliation of gross profit and gross margin to adjusted gross profit and gross margin, respectively, and operating income and operating margin to adjusted operating income and operating margin, respectively, is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to our gross profit, operating income and margin performance excluding the impact of various integration costs associated with the Sealy Acquisition, including the transition of manufacturing facilities in North America, and additional costs incurred in connection with the proxy solicitation campaign being conducted by a stockholder of the Company for the 2015 Annual Meeting and related issues.

EBITDA and Adjusted EBITDA
A reconciliation of the Company's net income to EBITDA and adjusted EBITDA and a reconciliation of total debt to consolidated funded debt and consolidated funded debt less qualified cash are provided below. We believe that the use of EBITDA and adjusted EBITDA also provides investors with useful information with respect to the terms of our 2012 Credit Agreement and related compliance with key financial covenants.

Reconciliation of net income to adjusted net income

The following table sets forth the reconciliation of our reported net income to the calculation of adjusted net income for the three months ended March 31, 2015 and 2014, respectively:

(in millions, except per share amounts)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net income attributable to Tempur Sealy International, Inc.	$23.4	$27.4
Plus:
Redemption value adjustment on redeemable non-controlling interest, net of tax (1)	1.0	—
Integration costs, net of tax (2)	8.3	5.2
Other costs, net of tax (3)	1.5
Adjustment of income taxes to normalized rate (4)	(0.1)
Adjusted net income	$34.1	$32.6

Earnings per share, diluted	$0.38	$0.44
Redemption value adjustment on redeemable non-controlling interest, net of tax (1)	0.02	—
Integration costs, net of tax (2)	0.13	0.09
Interest expense and financing costs, net of tax (3)	0.02	—
Adjusted earnings per share, diluted	$0.55	$0.53

Diluted shares outstanding	62.2	61.9

(1)
Redemption value adjustment on redeemable non-controlling interest represents a $1.0 million adjustment, net of tax, to increase the carrying value of the redeemable non-controlling interest as of March 31, 2015.

(2)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America segment related to the Sealy Acquisition.

(3)	Other costs represent additional costs incurred in connection with the proxy solicitation campaign being conducted by a shareholder of the Company for the 2015 Annual Meeting and related issues.
(4)	Adjustment of income taxes to normalized rate represents adjustments associated with the aforementioned items and other discrete income tax events.

Reconciliation of gross profit and margin to adjusted gross profit and margin and operating income (expense) and margin to adjusted operating income (expense) and margin

The following table sets forth the reconciliation of the Company's reported gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the three months ended March 31, 2015:

($ in millions)	Consolidated	Margin	North America (1)	Margin	International (2)	Margin	Corporate (3)
Net sales	$739.5		$594.1		$145.4		$—

Gross profit	$278.7	37.7%	$203.1	34.2%	$75.6	52.0%	$—
Adjustments	6.3		5.7		0.6		—
Adjusted gross profit	$285.0	38.5%	$208.8	35.1%	$76.2	52.4%	$—

Operating income (expense)	$54.4	7.4%	$57.9	9.7%	$25.3	17.4%	$(28.8)
Adjustments	13.8		8.5		1.3		4.0
Adjusted operating income (expense)	$68.2	9.2%	$66.4	11.2%	$26.6	18.3%	$(24.8)

(1)
Adjustments for the North America business segment represent integration costs, which include compensation costs, professional fees and other charges related to the transition of manufacturing facilities, and other costs to support the continued alignment of the North America segment related to the Sealy Acquisition.

(2)	Adjustments for the International segment represent integration costs incurred in connection with the introduction of Sealy products in certain international markets.
(3)
Adjustments for Corporate represent integration costs which include legal fees, professional fees and other charges to align the business related to the Sealy Acquisition, as well as additional costs incurred in connection with the proxy solicitation campaign being conducted by a shareholder of the Company for the 2015 Annual Meeting and related issues.

The following table sets forth the reconciliation of the Company's reported gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the three months ended March 31, 2014:

($ in millions)	Consolidated	Margin	North America (1)	Margin	International	Margin	Corporate (2)
Net sales	$701.9		$552.6		$149.3		$—

Gross profit	$269.5	38.4%	$186.2	33.7%	$83.3	55.8%	$—
Adjustments	1.9		1.9		—		—
Adjusted gross profit	$271.4	38.7%	$188.1	34.0%	$83.3	55.8%	$—

Operating income (expense)	$62.4	8.9%	$53.1	9.6%	$33.5	22.4%	$(24.2)
Adjustments	7.4		5.2		—		2.2
Adjusted operating income (expense)	$69.8	9.9%	$58.3	10.6%	$33.5	22.4%	$(22.0)

(1)
Adjustments for the North America segment represent integration costs, which include severance and benefits costs, professional fees and other charges related to the transition of manufacturing facilities, and other costs to support the continued alignment of the North America business related to the Sealy Acquisition.

(2)	Adjustments for Corporate represent integration costs which include legal fees, professional fees and other charges to align the business related to the Sealy Acquisition.

Reconciliation of net income to EBITDA and adjusted EBITDA

The following table sets forth the reconciliation of our net income to the calculation of EBITDA and adjusted EBITDA for the twelve months ended March 31, 2015 in accordance with our 2012 Credit Agreement:

Twelve Months Ended
(in millions)	March 31, 2015
Net income	$104.9
Interest expense	90.1
Income taxes	63.7
Depreciation & amortization	87.5
EBITDA	$346.2

Adjustments for financial covenant purposes:
Redemption value adjustment on redeemable non-controlling interest, net of tax (1)	$1.0
Loss on disposal of business (2)	23.2
Integration costs (3)	45.5
Financing costs (4)	1.3
Other income (5)	(15.6)
Other charges (6)	2.1
Adjusted EBITDA	$403.7

(1)
Redemption value adjustment on redeemable non-controlling interest represents a $1.0 million adjustment, net of tax, to increase the carrying value of the redeemable non-controlling interest as of March 31, 2015.

(2)	Loss on disposal of business represents costs associated with the disposition of the three Sealy U.S. innerspring component production facilities and related equipment.
(3)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy Acquisition.

(4)	Financing costs represent costs incurred in connection with the amendment of our senior secured credit facility.
(5)	Other income includes certain other non-recurring items, including income from a partial settlement of a legal dispute.
(6)	Other costs represent additional costs incurred in connection with the proxy solicitation campaign being conducted by a shareholder of the Company for the 2015 Annual Meeting and related issues.

This information is presented solely for the purpose of providing information to investors regarding our compliance with certain financial covenants in our 2012 Credit Agreement that are based on adjusted EBITDA.

Reconciliation of total debt to consolidated funded debt less qualified cash

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated funded debt less qualified cash as of March 31, 2015. "Consolidated funded debt" and "qualified cash" are terms used in our 2012 Credit Agreement for purposes of certain financial covenants.

(in millions)	As of March 31, 2015
Total debt	$1,602.6
Plus:
Letters of credit outstanding	17.3
Consolidated funded debt	1,619.9
Less:
Domestic qualified cash (1)	15.7
Foreign qualified cash (1)	17.6
Consolidated funded debt less qualified cash	$1,586.6

(1)
Qualified cash as defined in the 2012 Credit Agreement equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Calculation of consolidated funded debt less qualified cash to Adjusted EBITDA

The following table calculates our consolidated funded debt less qualified cash to adjusted EBITDA as of March 31, 2015:

(in millions, except ratio)	As of March 31, 2015
Consolidated funded debt less qualified cash	$1,586.6
Adjusted EBITDA	403.7
	3.93 times	(1)

(1)	The ratio of consolidated debt less qualified cash to adjusted EBITDA was 3.93 times, within our covenant, which requires this ratio be less than 4.75 times at March 31, 2015.

Debt Service

Our debt increased to $1,602.6 million as of March 31, 2015 from $1,602.3 million as of December 31, 2014. Total debt under our 2012 Credit Agreement decreased $5.4 million. This was offset primarily by foreign borrowings of $4.4 million. After giving effect to $43.0 million in borrowings under the revolver portion of the 2012 Credit Agreement and letters of credit outstanding of $17.3 million, total availability under the revolver was $289.7 million as of March 31, 2015. As of December 31, 2014, our ratio of funded debt less qualified cash to EBITDA was 3.89 times, which decreased the applicable interest rates on certain credit facilities in our 2012 Credit Facility by 0.25%. Refer to Note 5, "Debt", in our Condensed Consolidated Financial Statements included in Part I, ITEM I for further discussion of our debt and applicable interest rates.

As of March 31, 2015, we were in compliance with all of the financial covenants in our debt agreements. In the first quarter of 2015, we were required to make prepayments up to $19.5 million on our Term A Facility and Term B Facility, collectively, as a result of the excess cash flow covenant in the 2012 Credit Agreement. Our lenders have the option to decline their respective portions of the prepayment, thereby reducing the amount required per the excess cash flow covenant. In the first quarter of 2015, certain lenders elected to decline their portion of the prepayment. Accordingly, the final prepayment was $17.6 million.

As of March 31, 2015, our ratio of funded debt less qualified cash to EBITDA was 3.93 times, which is within the terms of the financial covenants by quarter for the maximum consolidated total net leverage ratio as set forth in the 2012 Credit Agreement, which limited this ratio to 4.75 times as of March 31, 2015.

The maximum consolidated total net leverage ratio under our 2012 Credit Agreement is summarized in the following table:

Fiscal Quarter	Maximum Consolidated Total Net Leverage Ratio
October 1, 2014 through September 30, 2015	4.75:1.00
October 1, 2015 through September 30, 2016	4.50:1.00
October 1, 2016 through December 31, 2017	4.25:1.00
January 1, 2018 and thereafter	4.00:1.00

For additional information, refer to the consolidated funded debt less qualified cash to Adjusted EBITDA reconciliation provided above under "Non-GAAP Financial Information." Both consolidated funded debt and adjusted EBITDA are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Stockholders’ Equity

Future Liquidity Sources

Our primary sources of liquidity are cash flow from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of March 31, 2015, we had $1,602.6 million in total debt outstanding, and our stockholders’ equity was $194.5 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings is expected to be approximately $70.0 million in 2015. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes.

In connection with the income tax assessments from the Danish Tax Authority ("SKAT") with respect to the tax years 2001 through 2008 relating to the royalty paid by certain of Tempur Sealy International’s U.S. subsidiaries, we were notified that SKAT has granted the deferral of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007 to 2017 and for the year 2008 to 2018. The cumulative total tax assessment for all years is approximately DKK 1,323.6 million including interest and penalties ($192.3 million - based on the DKK to USD exchange rate on March 31, 2015). We expect to receive an assessment for the year 2009 in the second quarter of 2015 ( and we would expect to receive the 2010 assessment in the second quarter of 2016, and so forth). We expect the aggregate assessments for the years 2009 through 2015 to be in excess of the amounts assessed for the years 2001 through 2008. Refer to Note 12, "Income Taxes" in our Condensed Consolidated Financial Statements included elsewhere in this Report for further discussion of the matter.

As of March 31, 2015, the 8.0% Sealy Notes had a carrying value of $106.0 million, which includes $9.8 million of accreted discounts less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion. The 8.0% Sealy Notes mature on July 15, 2016. Holders of the 8.0% Sealy Notes may choose to convert to cash the amount outstanding at their discretion prior to maturity. Upon conversion prior to maturity, we would be required to pay the holders within 3 business days after the receipt of the notice of conversion. The conversion of a significant number of the 8.0% Sealy Notes prior to maturity could have a significant impact on our liquidity.

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

At March 31, 2015, total cash and cash equivalents were $45.0 million, of which $15.7 million was held in the U.S. and $29.3 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position. At March 31, 2015, the tax basis in our top tier foreign subsidiary exceeded the book basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.

Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, see "ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies and estimates in 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1, "Summary of Significant Accounting Policies" to the accompanying consolidated financial statements for a summary of our foreign exchange forward contracts as of March 31, 2015.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Approximately 27% of our net sales were generated outside of the United States in 2014. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthened relative to the euro or other foreign currencies where we have operations, there would be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. In the first quarter of 2015, foreign currency exchange rate changes negatively impacted our net income by approximately 23.8%. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at March 31, 2015, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $10.7 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

We are exposed to changes in interest rates on our variable rate debt. In order to manage this risk, on August 8, 2011, we entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. As a result of this swap, we pay interest at a fixed rate and receive payments at a variable rate. As of March 31, 2015, the swap effectively fixed the floating LIBOR-based interest rate to 1.25% plus the applicable margin on $150.0 million of the outstanding balance as of March 31, 2015 under our variable rate debt. The interest rate swap expires on December 30, 2015. We selected the LIBOR-based rate on the hedged portion of our variable rate debt during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period.

Interest rate changes impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On March 31, 2015, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $971.6 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $9.7 million.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

See Note 11, "Commitments and Contingencies", in the "Notes to Condensed Consolidated Financial Statements," in ITEM 1 under Part I of this report for a description of certain legal proceedings.

We are involved in various other legal proceedings incidental to the operations of our business. We believe that the outcome of all such pending other legal proceedings in the aggregate will not have a materially adverse effect on our business, financial condition, liquidity or operating results.
ITEM 1A.     RISK FACTORS

We could face adverse consequences as a result of stockholder actions or abrupt changes in our management or Board of Directors.

As previously disclosed, H Partners Management LLC, together with certain of its affiliates (collectively, "H Partners"), has publicly criticized our operation of our business, our business strategy, corporate governance considerations and other matters and has demanded immediate changes in our management and Board of Directors. Although as described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" in ITEM 2 under Part I of this report, the Company entered into an agreement with H Partners on May 11, 2015 that includes a standstill that limits H Partners’ ability to take certain actions, there can be no assurance that H Partners or another stockholder will not make additional demands in the future.

As described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" in ITEM 2 under Part I of this report, on May 11, 2015 the Company announced a number of significant changes in its senior management and Board of Directors. Abrupt changes in our senior management or Board of Directors could adversely impact our ability to manage our business and implement our key strategic priorities. In addition, perceived uncertainties as to our future direction, or any abrupt changes in our management or Board of Directors, may lead to concerns regarding the direction or stability of our business, which may be exploited by our competitors, result in the loss of business opportunities, cause concern to our current or potential customers or suppliers, or make it more difficult to retain existing personnel or attract and retain new personnel. Considering and responding to future demands could be time-consuming and result in significant additional costs to us and could be disruptive of our operations and divert the time and attention of management and our employees away from our business operations and executing on our strategic plan. These actions could also cause our stock price to experience periods of volatility.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2015:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2015 - January 31, 2015	—		$—	—	$—
February 1, 2015 - February 28, 2015	—		$—	—	$—
March 1, 2015 - March 31, 2015	19,103	(1)	$57.34	—	$—
Total	19,103			—

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
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78r), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC.

Date: May 11, 2015	By:	/s/ DALE E. WILLIAMS
Dale E. Williams
Executive Vice President and Chief Financial Officer