Form 10-Q
period 2015-06-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2015-08-07
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2015 was 61,892,782 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning one or more of our plans; objectives; goals; strategies; future events; future revenues or performance; our implementation of our key strategic priorities and anticipated resulting growth in our sales, earnings and cash flow; our ability to successfully integrate Sealy Corporation ("Sealy") into the Company’s operations and realize cost and revenue synergies and other benefits from the transaction and the anticipated level of our integration costs; our ability to realize the anticipated benefits from our asset dispositions in 2014 and the acquisition in 2014 of brand rights in certain international markets; the impact of the macroeconomic environment in both the U.S. and internationally on our business segments; uncertainties arising from global events; general economic, financial and industry conditions, particularly in the retail sector, as well as consumer confidence and the availability of consumer financing; competition in our industry; consumer acceptance of our products; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the ability to expand brand awareness, distribution and new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the effects of consolidation of retailers on revenues and costs; the effects of strategic investments on our operations, including our efforts to expand our global market share; changing commodity costs; changes in product and channel mix and the impact on the Company's gross margin; initiatives to improve gross margin and operating margin; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carry forwards; effects of changes in foreign exchange rates on our reported earnings; the outcome of pending tax audits or other tax, regulatory or litigation proceedings; the effect of future legislative or regulatory changes; litigation and similar issues; financial flexibility; our expected sources of cash flow; changes in capital expenditures; our ability to effectively manage cash; and any plans to refinance a portion of our floating rate debt with fixed rate debt. Many of these statements appear, in particular, under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 2 of Part I of this Report. When used in this report, the words "estimates," "expects," "guidance", "anticipates," "proposed," "projects," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Report. There are important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this report, including the risk factors discussed under the heading "Risk Factors" under ITEM 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 and the risks identified in Item 1A of this Report. There may be other factors that may cause our actual results to differ materially from the forward looking statements.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$764.4	$715.0	$1,503.9	$1,416.9
Cost of sales	466.9	446.7	927.7	879.1
Gross profit	297.5	268.3	576.2	537.8
Selling and marketing expenses	168.6	155.2	322.4	298.2
General, administrative and other	85.1	69.5	162.8	139.8
Equity income in earnings of unconsolidated affiliates	(3.4)	(2.1)	(6.4)	(3.8)
Royalty income, net of royalty expense	(4.8)	(4.6)	(9.0)	(9.1)
Operating income	52.0	50.3	106.4	112.7

Other expense, net:
Interest expense, net	20.5	23.0	40.9	45.2
Loss on disposal, net	—	20.4	—	20.4
Other expense (income), net	2.2	(0.5)	0.9	0.5
Total other expense, net	22.7	42.9	41.8	66.1

Income before income taxes	29.3	7.4	64.6	46.6
Income tax provision	(8.3)	(9.8)	(18.6)	(21.3)
Net income (loss) before non-controlling interest	21.0	(2.4)	46.0	25.3
Less: Net (loss) income attributable to non-controlling interest(1),(2)	(0.2)	(0.2)	1.4	0.1
Net income (loss) attributable to Tempur Sealy International, Inc.	$21.2	$(2.2)	$44.6	$25.2

Earnings (loss) per common share:
Basic	$0.35	$(0.04)	$0.73	$0.41
Diluted	$0.34	$(0.04)	$0.72	$0.41

Weighted average common shares outstanding:
Basic	61.3	60.8	61.1	60.8
Diluted	62.4	60.8	62.3	61.9

(1)
Loss attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended June 30, 2015 and 2014 represented $(0.1) million and $(0.2) million, respectively. Income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the six months ended June 30, 2015 and 2014 represented $0.5 million and $0.1 million, respectively.

(2)
The Company recorded a $(0.1) million and $0.9 million redemption value adjustment, net of tax, for the three and six months ended June 30, 2015, respectively, to adjust the carrying value of the redeemable non-controlling interest as of June 30, 2015 to its redemption value. As of June 30, 2014, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three and six months ended June 30, 2014.

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) before non-controlling interest	$21.0	$(2.4)	$46.0	$25.3
Other comprehensive income (loss) before tax, net of tax
Foreign currency translation adjustments	7.2	3.4	(30.4)	4.2
Net change in unrecognized gain on interest rate swap, net of tax	0.2	0.1	0.3	0.2
Pension (expense) benefit, net of tax	(0.1)	0.3	(0.1)	0.3
Unrealized (gain) loss on cash flow hedging derivatives, net of tax	(0.1)	(1.7)	1.2	(0.8)
Other comprehensive income (loss), net of tax	7.2	2.1	(29.0)	3.9
Comprehensive income (loss)	28.2	(0.3)	17.0	29.2
Less: Comprehensive (loss) income attributable to non-controlling interest (1),(2)	(0.2)	(0.2)	1.4	0.1
Comprehensive income (loss) attributable to Tempur Sealy International, Inc.	$28.4	$(0.1)	$15.6	$29.1

(1)
Loss attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended June 30, 2015 and 2014 represented $(0.1) million and $(0.2) million, respectively. Income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the six months ended June 30, 2015 and 2014 represented $0.5 million and $0.1 million, respectively.

(2)
The Company recorded a $(0.1) million and $0.9 million redemption value adjustment, net of tax, for the three and six months ended June 30, 2015, respectively, to adjust the carrying value of the redeemable non-controlling interest as of June 30, 2015 to its redemption value. As of June 30, 2014, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three and six months ended June 30, 2014.

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$35.4	$62.5
Accounts receivable, net	424.7	385.8
Inventories, net	231.8	217.2
Income taxes receivable	8.6	—
Prepaid expenses and other current assets	61.9	56.5
Deferred income taxes	51.2	44.4
Total Current Assets	813.6	766.4
Property, plant and equipment, net	358.6	355.6
Goodwill	722.0	736.5
Other intangible assets, net	712.3	727.1
Deferred income taxes	9.2	8.6
Other non-current assets	101.2	68.4
Total Assets	$2,716.9	$2,662.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$261.5	$226.4
Accrued expenses and other current liabilities	247.5	233.3
Deferred income taxes	0.2	0.2
Income taxes payable	—	12.0
Current portion of long-term debt	66.0	66.4
Total Current Liabilities	575.2	538.3
Long-term debt	1,510.0	1,535.9
Deferred income taxes	249.3	258.8
Other non-current liabilities	115.1	114.3
Total Liabilities	2,449.6	2,447.3

Commitments and contingencies—see Note 11

Redeemable non-controlling interest	14.6	12.6

Total Stockholders’ Equity	252.7	202.7
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,716.9	$2,662.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$46.0	$25.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.6	40.1
Amortization of stock-based compensation	11.7	5.4
Amortization of deferred financing costs	4.5	4.6
Bad debt expense	3.0	3.9
Deferred income taxes	(14.7)	(17.0)
Dividends received from unconsolidated affiliates	1.9	—
Equity income in earnings of unconsolidated affiliates	(6.4)	(3.8)
Non-cash interest expense on convertible notes	2.6	2.5
Loss on sale of assets	0.8	—
Foreign currency adjustments and other	2.4	0.1
Loss on disposal of business	—	20.4
Changes in operating assets and liabilities	(87.3)	(9.1)
Net cash provided by operating activities	1.1	72.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of business and other	7.2	46.3
Purchases of property, plant and equipment	(34.0)	(16.9)
Other	(0.1)	(2.1)
Net cash (used in) provided by investing activities	(26.9)	27.3

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	283.0	106.5
Repayments of borrowings under long-term debt obligations	(311.5)	(169.1)
Proceeds from exercise of stock options	10.5	3.5
Excess tax benefit from stock-based compensation	14.7	1.5
Treasury shares repurchased	(1.2)	(2.2)
Other	(1.2)	0.2
Net cash used in financing activities	(5.7)	(59.6)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4.4	0.4
(Decrease) increase in cash and cash equivalents	(27.1)	40.5
CASH AND CASH EQUIVALENTS, beginning of period	62.5	81.0
CASH AND CASH EQUIVALENTS, end of period	$35.4	$121.5

Supplemental cash flow information:
Cash paid during the period for:
Interest	$33.1	$38.2
Income taxes, net of refunds	58.2	21.3

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

(b) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

(in millions)	June 30,	December 31,
	2015	2014
Finished goods	$147.4	$134.0
Work-in-process	12.1	11.4
Raw materials and supplies	72.3	71.8
	$231.8	$217.2

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company had the following activity for sales returns from December 31, 2014 to June 30, 2015:

(in millions)
Balance as of December 31, 2014	$32.3
Amounts accrued	57.7
Returns charged to accrual	(58.8)
Balance as of June 30, 2015	$31.2

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

The Company provides warranties on mattresses with varying warranty terms. Tempur mattresses sold in the North America segment and all Sealy mattresses have warranty terms ranging from 10 to 25 years, generally non-prorated for the first 10 to 15 years and then prorated for the balance of the warranty term. Tempur mattresses sold in the International segment have warranty terms ranging from 5 to 15 years, non-prorated for the first 5 years and then prorated on a straight-line basis for the last 10 years of the warranty term. Tempur pillows have a warranty term of 3 years, non-prorated.

The Company had the following activity for warranties from December 31, 2014 to June 30, 2015:

(in millions)
Balance as of December 31, 2014	$31.3
Amounts accrued	15.1
Warranties charged to accrual	(15.9)
Balance as of June 30, 2015	$30.5

As of June 30, 2015 and December 31, 2014, $15.3 million and $16.1 million are included as a component of accrued expenses and other current liabilities and $15.2 million and $15.2 million are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $21.2 million and $19.5 million as of June 30, 2015 and December 31, 2014, respectively.

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

The Company manages the changes in interest rates on its variable rate debt through a four-year interest rate swap agreement that was entered into on August 8, 2011. The Company designated this interest rate swap agreement as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated interest rate swap agreement will offset losses and gains on the transactions being hedged. As a result of this interest rate swap agreement, the Company pays interest at a fixed rate and receives payments at a variable rate which began on December 30, 2011. As of December 30, 2011, the interest rate swap agreement effectively fixed the floating LIBOR-based interest rate to 1.25% plus the applicable margin on $250.0 million of the outstanding balance under the Company's variable rate debt. On December 30, 2013, the outstanding notional principal amount of the interest rate swap agreement was reduced to $150.0 million. The interest rate swap agreement expires on December 30, 2015. The Company has selected the LIBOR-based portion of the hedged portion of the Company's variable rate debt during the term of the interest rate swap agreement. The effective portion of the change in value of the interest rate swap agreement is reflected as a component of comprehensive income (loss) and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period. The fair value of the interest rate swap agreement is calculated as described in Note 7, "Fair Value Measurements". These amounts are immaterial to the Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company manages a portion of the risk associated with fluctuations in foreign currencies related to intercompany and third party inventory purchases denominated in foreign currencies through foreign exchange forward contracts designated as cash flow hedges. As of June 30, 2015, the Company had foreign exchange forward contracts designated as cash flow hedges to buy U.S dollars and to sell Canadian dollars with a notional amount outstanding of $105.0 million. These foreign exchange forward contracts have maturities ranging from July 2015 to March 2017. The effectiveness of the cash flow hedge contracts, including time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. The effective portion of the cash flow hedge contracts' gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated OCL until the underlying hedged item is reflected in the Company's accompanying Condensed Consolidated Statements of Income, at which time the effective amount in accumulated OCL is reclassified to cost of sales in the accompanying Condensed Consolidated Statements of Income. The Company expects to reclassify a gain of approximately $2.5 million, net of tax (over the next 12 months based on June 30, 2015 exchange rates).

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

Loss attributable to the Company's redeemable non-controlling interest in Comfort Revolution for the three months ended June 30, 2015 and 2014 represented $(0.1) million and $(0.2) million, respectively. Income attributable to the Company's non-controlling interest in Comfort Revolution for the six months ended June 30, 2015 and 2014 represented $0.5 million and $0.1 million, respectively. As of June 30, 2015, the redemption value exceeded the accumulated earnings associated with the redeemable non-controlling interest. Therefore, the Company recorded a $(0.1) million and $0.9 million redemption value adjustment, net of tax, for the three and six months ended June 30, 2015, respectively, to adjust the redeemable non-controlling interest as of June 30, 2015 to its redemption value. As of December 31, 2014, the accumulated earnings exceeded the redemption value and accordingly, a redemption value adjustment was not necessary.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(2) Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period. The Company is currently evaluating the guidance to determine the Company's adoption method and the effect it will have on the Company's Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest- Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU is effective on a retrospective basis for annual reporting periods beginning after December 15, 2015, however early adoption is permitted. The Company will apply this ASU on a retrospective basis beginning in 2016. The adoption of this ASU is not expected to have an effect on the Company's Condensed Consolidated Statements of Income or Cash Flows; however, the unamortized balance of debt issuance costs will be reclassified from other long-term assets to an offset against long-term debt on the Condensed Consolidated Balance Sheets.

(3) Acquisitions and Divestitures
Sale of Portland Manufacturing Facility
Effective May 6, 2015, the Company sold its Sealy manufacturing facility in Portland, Oregon, which was previously held for sale and recorded in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. The Company received $7.2 million in proceeds on the sale and recorded a gain of $0.4 million, which is included in other expense (income), net in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015.
Acquisition of Certain Assets and License Rights in Japan
Effective July 1, 2014, the Company acquired certain assets from a third party licensee in Japan. The total purchase price was $8.5 million, subject to customary working capital adjustments. The Company accounted for this acquisition using the acquisition method. The preliminary allocation of the purchase price was based on estimates of the fair value of assets acquired as of July 1, 2014. The excess of the purchase price over the estimated fair value of the assets and identifiable intangible assets acquired was recorded as goodwill, which is non-deductible for income tax purposes. The Company finalized the allocation of the purchase price during the first quarter of 2015, which did not result in any material measurement period adjustments.
Disposal of Innerspring Component Production Facilities and Associated Equipment
Effective June 30, 2014, the Company completed the sale of its three U.S. innerspring component production facilities and equipment, along with associated working capital, to Leggett & Platt (“L&P”) for total consideration of approximately $47.8 million, which included $1.5 million of other non-cash consideration. The carrying amount of the net assets sold in this transaction was approximately $66.8 million, including an allocation of goodwill within the historical Sealy segment which was determined using the relative fair value method. As a result, a loss on disposal of business was recorded for $20.4 million, which included $1.4 million of transaction costs, for the three and six months ended June 30, 2014.

(4) Goodwill

Effective January 1, 2015, the Company realigned its organizational structure and updated its segments in light of the progress made in 2013 and 2014 integrating Sealy into its business. The Company's updated reportable segments are North America and International. For additional information regarding the Company's realignment and reportable segment determination, see Note 15, "Segment Information".

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

As a result of the Company's segment realignment, the composition of the Company's reporting units for the evaluation of goodwill impairment also changed. Historically, the Company's reporting units were the same as the reportable segments: Tempur North America, Tempur International, and Sealy. Effective January 1, 2015, the Company identified three reporting units for purposes of evaluating goodwill impairment: Tempur Sealy U.S. and Tempur Sealy Canada reporting units within the North America segment and one reporting unit comprising the International segment.

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

(in millions)	Reassigned Goodwill by Segment
North America segment:
Tempur North America segment goodwill as of January 1, 2015	$106.2
Sealy segment goodwill as of January 1, 2015 reassigned to the North America segment	468.3
Total North America segment goodwill as of January 1, 2015	$574.5

International segment:
Tempur International segment goodwill as of January 1, 2015	$108.4
Sealy segment goodwill as of January 1, 2015 reassigned to the International segment	53.6
Total International segment goodwill as of January 1, 2015	$162.0

The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of January 1, 2015	$574.5	$162.0	$736.5
Foreign currency translation adjustments and other	(5.1)	(9.4)	(14.5)
Balance as of June 30, 2015	$569.4	$152.6	$722.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(5) Debt

Debt for the Company consists of the following:

(in millions)	June 30, 2015		December 31, 2014
Debt:	Amount	Rate	Amount	Rate	Maturity Date
Revolving credit facility	$34.5	(1)	$16.0	(1)	March 18, 2018
Term A Facility	449.3	(2)	484.5	(2)	March 18, 2018
Term B Facility	582.5	(3)	594.4	(3)	March 18, 2020
$375.0 million Senior Notes	375.0	6.875%	375.0	6.875%	December 15, 2020
8.0% Sealy Notes	107.4	8.0%	104.7	8.0%	July 15, 2016
Capital lease obligations and other	27.3		27.7		Various
	$1,576.0		$1,602.3
Less: current portion	(66.0)		(66.4)
Long-term debt	$1,510.0		$1,535.9

(1)
Interest at Base Rate plus applicable margin of 1.75% or LIBOR plus applicable margin of 2.75% as of June 30, 2015 and Base Rate plus applicable margin of 2.00% or LIBOR plus applicable margin of 3.00% as of December 31, 2014.

(2)	Interest at LIBOR plus applicable margin of 2.00% as of June 30, 2015 and 2.25% as of December 31, 2014.
(3)	Interest at LIBOR, subject to a 0.75% floor plus applicable margin of 2.75% as of June 30, 2015 and December 31, 2014.

On December 12, 2012, Tempur Sealy International and certain subsidiaries of Tempur Sealy International as borrowers and guarantors, entered into a credit agreement (as amended, the “2012 Credit Agreement”) with a syndicate of banks. The 2012 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio and maintenance of a maximum consolidated total net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash (as defined in the 2012 Credit Agreement). Consolidated funded debt includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and certain other debt and obligations. The Company is allowed to exclude 100.0% of the domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of June 30, 2015, domestic qualified cash was $9.0 million and foreign qualified cash was $15.9 million.

The Company is in compliance with all applicable covenants as of June 30, 2015.

(6) Unconsolidated Affiliate Companies

The Company has ownership interests in a group of Asia-Pacific joint ventures, to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0% and is accounted for under the equity method. The Company's investment of $16.0 million and $12.9 million at June 30, 2015 and December 31, 2014, respectively, are recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s share of earnings is recorded in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(7) Fair Value Measurements

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three and six months ended June 30, 2015 or year ended December 31, 2014. At June 30, 2015 and December 31, 2014, the Company had an interest rate swap and foreign exchange forward contracts recorded at fair value. The fair value of the interest rate swap is calculated using standard industry models based on observable forward yield curves and takes into consideration current interest rates and the current creditworthiness of the counterparties of the Company, as applicable. The fair value of the foreign exchange forward contracts is calculated using standard industry models based on observable forward points and discount curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts. The fair value of the interest rate swap and the foreign exchange forward contracts were based on Level 2 inputs and were not material at June 30, 2015 or December 31, 2014.

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2012 Credit Agreement are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the $375.0 million aggregate principal amount of 6.875% senior notes due 2020 (the "Senior Notes") was approximately $399.4 million and $398.4 million at June 30, 2015 and December 31, 2014, respectively. The fair value of Sealy's 8.0% Senior Secured Third Lien Convertible Notes due 2016 ("Sealy 8.0% Notes") was approximately $113.0 million and $110.7 million at June 30, 2015 and December 31, 2014, respectively. The fair value of the Senior Notes and the 8.0% Sealy Notes were based on Level 2 inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments.
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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(b) Accumulated Other Comprehensive Loss ("OCL"). Accumulated OCL consisted of the following:

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Foreign Currency Translation
Balance at beginning of period	$(91.6)	$(14.8)	$(54.0)	$(15.6)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	7.2	3.4	(30.4)	4.2
Balance at end of period	$(84.4)	$(11.4)	$(84.4)	$(11.4)

Interest Rate Swap
Balance at beginning of period	$(0.6)	$(1.3)	$(0.7)	$(1.4)
Other comprehensive income:
Net change from period revaluations:	0.8	0.7	1.5	1.4
Tax expense(2)	(0.3)	(0.3)	(0.6)	(0.6)
Total other comprehensive income before reclassifications, net of tax	$0.5	$0.4	$0.9	$0.8
Net amount reclassified to earnings (3)	(0.5)	(0.5)	(1.0)	(1.0)
Tax benefit (2)	0.2	0.2	0.4	0.4
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(0.3)	$(0.3)	$(0.6)	$(0.6)
Total other comprehensive income	0.2	0.1	0.3	0.2
Balance at end of period	$(0.4)	$(1.2)	$(0.4)	$(1.2)

Pensions
Balance at beginning of period	$(2.4)	$3.2	$(2.4)	$3.2
Other comprehensive income:
Net change from period revaluations:	(0.1)	0.5	(0.1)	0.5
Tax expense(2)	—	(0.2)	—	(0.2)
Total other comprehensive income before reclassifications, net of tax	$(0.1)	$0.3	$(0.1)	$0.3
Net amount reclassified to earnings (1)	—	—	—	—
Tax benefit	—	—	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—	$—	$—
Total other comprehensive income	(0.1)	0.3	(0.1)	0.3
Balance at end of period	$(2.5)	$3.5	$(2.5)	$3.5

Foreign Exchange Forward Contracts
Balance at beginning of period	$2.6	$0.9	$1.3	$—
Other comprehensive income:
Net change from period revaluations:	1.1	(2.1)	4.8	(0.4)
Tax (expense) benefit(2)	(0.2)	0.5	(1.2)	0.1
Total other comprehensive income before reclassifications, net of tax	$0.9	$(1.6)	$3.6	$(0.3)
Net amount reclassified to earnings(4)	(1.3)	(0.1)	(3.2)	(0.7)
Tax benefit(2)	0.3	—	0.8	0.2
Total amount reclassified from accumulated other comprehensive income, net of tax	$(1.0)	$(0.1)	$(2.4)	$(0.5)
Total other comprehensive income	(0.1)	(1.7)	1.2	(0.8)
Balance at end of period	$2.5	$(0.8)	$2.5	$(0.8)
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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(9) Defined Benefit Pension Plans

The following table represents amounts recorded in the Condensed Consolidated Balance Sheets for the Company's defined benefit plans:

	June 30,	December 31,
(in millions)	2015	2014
Non-current portion of benefit liability	$14.3	$14.9
Non-current benefit asset	0.2	0.3
(10) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 included performance-based restricted stock units ("PRSUs"), non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented below:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
PRSU expense (benefit)	$5.4	$(0.9)	$7.4	$0.2
Option expense	2.0	1.7	3.5	3.4
RSU/DSU expense	0.2	0.5	0.7	1.8
Total stock-based compensation expense	$7.6	$1.3	$11.6	$5.4

The Company recorded $4.0 million of accelerated amortization associated with the transition of the Company's former CEO for the three and six months ended June 30, 2015. The Company previously recognized $0.5 million in stock-based compensation expense for the six months ended June 30, 2015 associated with the PRSU and stock options granted in 2015 to the Company's former CEO.

The Company recorded a $3.0 million benefit in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014, after re-evaluation of the probability of achieving certain financial goals related to PRSUs granted in 2013.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following assumptions during the three and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected volatility range of stock	35.1% - 35.4%	58.3% - 66.5%	35.1% - 36.2%	58.3% - 66.5%
Expected life of option, range in years	3 - 5	2 - 4	3 - 5	2 - 4
Risk-free interest range rate	1.0% - 1.5%	0.4% - 1.2%	1.0% - 1.5%	0.4% - 1.2%
Expected dividend yield on stock	0.0% - 0.0%	0.6% - 0.7%	0.0% - 0.0%	0.6% - 0.7%

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

A summary of the Company’s PRSU activity and related information for the six months ended June 30, 2015 is presented below:

(shares and aggregate intrinsic value in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2014	0.28	$53.45
Granted	0.26	57.52
Vested	—	—
Forfeited	(0.05)	56.85
Awards outstanding at June 30, 2015	0.49	$54.36	$32.4

The maximum number of shares to be awarded under the PRSUs granted during the six months ended June 30, 2015 will be 0.78 million, which will vest, if earned at the end of the three-year performance period ending on December 31, 2017.

During the six months ended June 30, 2015, there was no common stock issued from treasury stock as a result of PRSUs being earned.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2015 is presented below:

(shares and aggregate intrinsic value in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2014	2.84	$24.18
Granted	0.44	57.60
Exercised	(0.88)	11.99
Forfeited	(0.08)	57.20
Options outstanding at June 30, 2015	2.32	$33.85	5.84	$71.1
Options exercisable at June 30, 2015	1.82	$27.72	4.86	$69.4

The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2015 was $41.5 million, and $40.5 million, respectively.

A summary of the Company’s RSU and DSU activity and related information for the six months ended June 30, 2015 is presented below:

(shares and aggregate intrinsic value in millions)
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2014	0.11	$50.41
Granted	0.00	58.98
Vested	(0.06)	49.27
Forfeited	0.00	49.63
Awards outstanding at June 30, 2015	0.05	$52.11	$3.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

RSUs granted during the six months ended June 30, 2015 will vest over three years. DSUs granted during the six months ended June 30, 2015 will vest over one year.

The aggregate intrinsic value of common stock underlying RSUs issued from treasury stock during the three and six months ended June 30, 2015 was $0.6 million, and $3.7 million, respectively.

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to the PRSUs, options, RSUs and DSUs granted during the six months ended June 30, 2015 is presented below:

($ in millions)
	June 30, 2015	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	$5.0	2.57 years
Unrecognized RSU/DSU expense	0.7	1.22 years
Unrecognized PRSU expense	11.0	2.50 years
Total unrecognized stock-based compensation expense	$16.7	2.47 years
(11) Commitments and Contingencies

(a) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials and components. Amounts committed under these programs are not significant as of June 30, 2015 and December 31, 2014.

(b) Norfolk County Retirement System, Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 20, 2012

Arthur Benning, Jr., Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 25, 2012

On June 20 and 25, 2012, the above suits were filed against the Company and two named executive officers in the United States District Court for the Eastern District of Kentucky, purportedly on behalf of a proposed class of stockholders who purchased the Company’s stock between January 25, 2012 and June 5, 2012. The complaints assert claims under Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, false and misleading statements and concealment of material information concerning the Company’s competitive position, projected net sales, earnings per diluted share and related financial performance for the Company’s 2012 fiscal year. The plaintiffs seek damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief. On November 2, 2012, the Court consolidated the two lawsuits and on March 6, 2013, plaintiffs filed a consolidated complaint. On March 31, 2014, the Court issued an Order granting the Company’s motion to dismiss with prejudice the consolidated complaint. The Court issued its memorandum of opinion and entered final judgment on May 23, 2014. On June 6, 2014, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit ("Appeals Court"). Following oral argument, the Appeals Court issued an order on June 4, 2015, ruling in favor of the Company. Plaintiff has until September 2, 2015 to file a petition seeking review by the United States Supreme Court ("Supreme Court"). If the plaintiff files such a petition and the Supreme Court grants it, the Company intends to vigorously defend against the claims. The outcome of these matters is uncertain, however, and although the Company does not currently expect to incur a loss with respect to these matters, the Company cannot currently predict the manner and timing of the resolution of the suits, an estimate of a range of losses or any minimum loss that could result in the event of an adverse judgment in this suit, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The complaint alleges that the Company engaged in unfair business practices, false advertising, and misrepresentations or omissions related to the sale of certain products. The plaintiffs seek restitution, injunctive relief and all other relief allowed under applicable state laws, interest, attorneys’ fees and costs. The purported classes do not seek damages for physical injuries. The Company believes the case lacks merit and intends to defend against the claims vigorously. The Court is scheduled to consider class certification motions in the fourth quarter of 2015 and the outcome is uncertain. As a result, the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

(d) German Regulatory Investigation. The German Federal Cartel Office ("FCO") has conducted unannounced inspections of the premises of several mattress wholesaler/manufacturers including the Company's German subsidiary. The order permitting the inspection and collection of records alleged “vertical price fixing”. The FCO's review is ongoing. Representatives of the Company met with the FCO in February 2015 but no resolution was reached and no statement of objections or formal claims have been asserted by the FCO, however, the FCO representatives indicated their belief that the Company has violated vertical price fixing regulations. The parties will meet again in August 2015 to continue discussions. If the parties cannot come to a negotiated resolution of the issues, and claims are asserted by the FCO, the Company intends to vigorously defend itself against any claims. The outcome of the FCO's review is still uncertain; and, given the inherent uncertainties involved, the outcome of this matter cannot be predicted and the amount of any potential loss cannot be reasonably estimated. Accordingly, no amounts have been accrued related to this investigation as of June 30, 2015. A negotiated resolution of this matter or a negative outcome in the event the FCO commences formal proceedings could require the Company to make substantial payments, and could have a material adverse impact on the Company's results of operations and liquidity.

(e) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, and the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company has recorded a reserve as a component of accrued expenses and other current liabilities and other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 for  $2.4 million and $2.5 million, respectively, associated with this remediation project.

The Company has also undertaken a remediation of soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Energy and Environmental Protection (“DEEP”) approval of the remediation plan. In 2012, the Company submitted separate closure reports to the Connecticut DEEP for the lower portion of the site and the upper portion of the site.  The Connecticut DEEP approved the Company’s closure report for the upper portion of the site and also gave conditional approval to the Company’s closure report for the lower portion of the site.  The Company is continuing to work with the Connecticut DEEP and is performing additional testing to obtain closure for the lower portion of the site. The Company has recorded a liability in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 for approximately  $0.1 million associated with the completion of the closure of its remediation efforts at the site. The Company does not believe the contamination on this site is attributable to the Company’s operations.

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

The Company cannot predict the ultimate timing or costs of the South Brunswick, Oakville and Putnam environmental matters. Based on facts currently known, the Company believes that the accruals recorded are adequate and does not believe the resolution of these matters will have a material effect on the financial position or future operations of the Company. However, in the event of an adverse decision by the agencies involved, or an unfavorable result in the New Jersey natural resources damages matter, these matters could have a material effect on the Company’s consolidated financial position or results of operations.

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
(12) Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2015 and 2014 was 28.3% and 132.4%, respectively. The Company’s effective tax rate for the six months ended June 30, 2015 and 2014 was 28.8% and 45.7%, respectively. The Company’s income tax rate for the three and six months ended June 30, 2015 and 2014 differed from the U.S. federal statutory rate of 35.0% principally due to changes in the Company’s uncertain tax positions, certain foreign income tax rate differentials, state and local income taxes, the production activities deduction, permanent differences on the goodwill write-off associated with the disposal of the component facilities, and certain other permanent differences.

At June 30, 2015, the Company's tax basis in its top tier foreign subsidiary exceeded the Company’s book basis. Accordingly, no deferred tax has been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future. As it relates to the book to tax basis difference with respect to the stock of each of the Company’s lower tier foreign subsidiaries, as a general matter, the book basis exceeds the tax basis in the hands of the foreign subsidiary shareholder. By operation of the tax laws of the various countries in which such subsidiaries are domiciled, in all material respects the earnings of lower tier foreign subsidiaries are not subject to tax when distributed to the foreign shareholder. It is the Company’s intent that the earnings of each lower tier foreign subsidiary, with the exception of its Danish subsidiary, will be permanently reinvested in its own operations. As it relates to the Danish subsidiary, its earnings may be distributed without any income tax impact in any case. Accordingly, no tax is provided for with respect to the book to tax basis difference of its stock.

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

The cumulative total tax assessment at June 30, 2015 for all years for which an assessment has been received (2001 - 2008) is approximately Danish Krone ("DKK") 1,336.8 million, including interest and penalties ($198.8 million, based on the DKK to USD exchange rate on June 30, 2015). The cumulative total tax assessment on December 31, 2014 for all years for which an assessment had been received up through that date (2001 - 2008) including interest and penalties was approximately DKK 1,317.2 million ($215.1 million, based on the DKK to USD exchange rate on December 31, 2014). The increase of DKK 19.6 million is due to additional interest for the period between December 31, 2014 and June 30, 2015. In 2013, the Company was

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

notified by SKAT that SKAT had granted the deferral to 2017 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007. In addition, during the quarter ended June 30, 2014, the Company was granted a deferral to 2018 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for 2008. The Company filed timely protests with the Danish National Tax Tribunal (the "Tribunal") challenging the tax assessments. The Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement ("Bilateral APA") between the United States and SKAT. A Bilateral APA involves an agreement between the Internal Revenue Service ("IRS") and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and SKAT. U.S. and Danish competent authorities have met several times to discuss the Company’s Bilateral APA since 2011, most recently in February 2013. At the conclusion of the February 2013 meeting the IRS and SKAT concluded that a mutually acceptable agreement on the matter could not be reached and, as a result, the Bilateral APA process was terminated. The matter is now before the Tribunal. The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. The Company believes it has meritorious defenses to the proposed adjustments and will oppose the assessments before the Tribunal and in the Danish courts, as necessary. As part of the Tribunal process, the Company continues to collect and analyze additional information with the assistance of outside advisers to present before the Tribunal.

As part of the Tribunal process, the Tribunal assigned an individual to serve as a case manager on the matter.  It is the responsibility of the case manager to gather data from both SKAT and the Company and independently evaluate such data.  Beginning in April 2014 the Company provided information to the case manager.  The output of the case manager’s evaluation will be a non-binding recommendation made to the Tribunal on how the manager believes the Tribunal should decide the issues.  During the six months ended June 30, 2015 the case manager issued a preliminary, non-binding recommendation in favor of each of SKAT’s annual assessments.  In June 2015, at the request of the case manager, the Company submitted additional information to the case manager in response to the preliminary recommendation.  In the submission, the Company reiterated its strong objection to SKAT’s position and SKAT’s assessments and reiterated the merits of the Company’s position.  It is anticipated that the case manager will issue the non-binding recommendation to the Tribunal before the end of 2015.  The Company will continue to monitor and evaluate this matter closely.

To date, the Company has received an assessment every year for the next year in the examination cycle. In this regard, the Company expects to receive an assessment for the year 2009 in the second half of 2015 (and the Company would expect to receive the 2010 assessment in 2016, and so forth). The Company expects the aggregate assessments for the years 2009 - 2015 to be in excess of the amounts described above as assessed for the years 2001 - 2008.

The Company maintains an uncertain tax liability associated with this matter, the amount of which is based on a royalty methodology and royalty rates that the Company considers to be reflective of market transactions. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time. In conjunction with this tax examination discussed above, during the year ended December 31, 2013 the Company received correspondence from SKAT requesting information regarding the royalty for the years 2009 through 2011. The correspondence indicated that SKAT would be evaluating the royalty paid for each of the years under examination. The Company has responded to SKAT’s request for information. During 2013, the Company and SKAT agreed that the examination of this issue for the years 2009 - 2011 would be placed on hold pending the outcome of the Tribunal process, although SKAT would continue to issue assessments as described above. If the Company is not successful in defending its position before the Tribunal or in the Danish courts, the Company could be required to pay significant amounts to SKAT in excess of any related reserve. In addition, the Company could choose to pursue a settlement with SKAT (which would be as part of a Bilateral APA process), which could also require the Company to pay significant amounts to SKAT in excess of any related reserve. Either of these outcomes could have a material adverse impact on the Company’s profitability and liquidity. In addition, prior to any ultimate resolution of this issue before the Tribunal or the Danish courts, based on a change in facts and circumstances, the Company may be required to increase its uncertain tax liability associated with this matter, which could have a material impact on the Company's reported earnings.

As it relates to SKAT’s examination of other items, particularly transactions between the Company’s Danish subsidiary and its foreign distribution subsidiaries, during the quarter ended June 30, 2015, SKAT responded to the information provided to it by the Company. The Company and SKAT continue to discuss various matters. The Company believes it has meritorious defenses for all items reported in the Danish income tax returns.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The aggregate amount of uncertain tax benefits for all matters as of June 30, 2015 and December 31, 2014 was $46.7 million and $47.6 million (exclusive of interest and penalties), respectively. Unrecognized tax benefits of $43.9 million and $44.6 million as of June 30, 2015 and December 31, 2014, respectively, would impact the effective tax rate if recognized. The Company had approximately $10.7 million and $10.3 million of accrued interest and penalties at June 30, 2015 and December 31, 2014, respectively.

During 2014, the Company was advised by the IRS that the years 2010 and 2011 would not be examined but that 2012 would be examined. That examination was finalized in the second quarter of 2015 with no material adjustments. With few exceptions, the Company is no longer subject to tax examinations by the U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2001. As it relates to Sealy for years prior to the Sealy Acquisition, Sealy or one of its subsidiaries was required to file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Sealy’s U.S. federal income tax returns and with few exceptions its foreign income tax returns are no longer subject to examination for years prior to 2006. Generally Sealy’s state and local jurisdiction income tax returns are no longer subject to examination for years prior to 2010.

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

(13) Major Customers

The top five customers accounted for 41.0% and 34.4% of the Company’s net sales for the three months ended June 30, 2015 and 2014, respectively. The top five customers accounted for 39.0% and 32.9% of the Company's net sales for the six months ended June 30, 2015 and 2014, respectively. Net sales from one customer (Mattress Firm Holding Corp.) represented more than 10.0% of net sales for the three and six months ended June 30, 2015 and 2014, which is represented in the North America segment. The top five customers also accounted for 39.6% and 32.0% of accounts receivable as of June 30, 2015 and December 31, 2014, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(14) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International. As presented on the Company's Condensed Consolidated Statement of Income, the Company has included the effect of the $(0.1) million and $0.9 million Comfort Revolution redemption value adjustment, net of tax, for the three and six months ended June 30, 2015 in Net income attributable to Tempur Sealy International, Inc. below. As of June 30, 2014, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three and six months ended June 30, 2014.

(in millions, except per common share amounts)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to Tempur Sealy International, Inc.	$21.2	$(2.2)	$44.6	$25.2

Denominator:
Denominator for basic earnings per common share-weighted average shares	61.3	60.8	61.1	60.8
Effect of dilutive securities:
Employee stock-based compensation	1.1	—	1.2	1.1
Denominator for diluted earnings per common share-adjusted weighted average shares	62.4	60.8	62.3	61.9

Basic earnings per common share	$0.35	$(0.04)	$0.73	$0.41

Diluted earnings per common share	$0.34	$(0.04)	$0.72	$0.41

The Company excluded 0.1 million and 0.0 million shares issuable upon exercise of outstanding stock options for the three months ended June 30, 2015 and 2014, respectively, and excluded 0.4 million and 0.3 million shares issuable upon exercise of outstanding stock options for the six months ended June 30, 2015 and 2014, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.
(15) Segment Information

Effective January 1, 2015, the Company realigned its organizational structure in light of the progress made in 2013 and 2014 integrating Sealy into its business. As a result of these changes, information that the Company's chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed such that it is based on geography.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The historical information presented in the tables below has been restated for the change in the composition of the segments.

The following table summarizes total assets by segment:

(in millions)	June 30,	December 31,
	2015	2014
North America	$2,577.5	$2,507.4
International	481.8	474.3
Corporate	698.8	858.5
Inter-segment eliminations	(1,041.2)	(1,177.6)
Total assets	$2,716.9	$2,662.6

     The following table summarizes property, plant and equipment, net by segment:

(in millions)	June 30,	December 31,
	2015	2014
North America	$241.7	$240.5
International	55.5	60.3
Corporate	61.4	54.8
Total property, plant and equipment, net	$358.6	$355.6

The following table summarizes segment information for the three months ended June 30, 2015:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$604.8	$106.6	$—	$—	$711.4
Other sales	25.5	27.5	—	—	53.0
Net sales	630.3	134.1	—	—	764.4

Inter-segment sales	$1.8	$0.2	$—	$(2.0)	$—
Gross profit	227.4	70.1	—	—	297.5
Intersegment royalty expense (income)	1.8	(1.8)	—	—	—
Operating income (loss)	64.6	23.7	(36.3)	—	52.0
Income (loss) before income taxes	62.1	20.8	(53.6)	—	29.3

Depreciation and amortization(1)	$11.6	$4.1	$10.8	$—	$26.5
Capital expenditures	9.9	3.3	5.4	—	18.6

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information for the three months ended June 30, 2014:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$547.9	$109.5	$—	$—	$657.4
Other sales	30.0	27.6	—	—	57.6
Net sales	577.9	137.1	—	—	715.0

Inter-segment sales	$1.7	$0.1	$—	$(1.8)	$—
Gross profit	194.7	73.6	—	—	268.3
Intersegment royalty expense (income)	1.4	(1.4)	—	—	—
Operating income (loss)	48.8	24.3	(22.8)	—	50.3
Income (loss) before income taxes	28.4	23.3	(44.3)	—	7.4

Depreciation and amortization(1)	$12.6	$4.6	$4.3	$—	$21.5
Capital expenditures	2.4	3.4	3.3	—	9.1

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the six months ended June 30, 2015:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$1,163.4	$223.7	$—	$—	$1,387.1
Other sales	61.0	55.8	—	—	116.8
Net sales	1,224.4	279.5	—	—	1,503.9

Inter-segment sales	$3.5	$0.3	$—	$(3.8)	$—
Gross profit	430.5	145.7	—	—	576.2
Intersegment royalty expense (income)	3.3	(3.3)	—	—	—
Operating income (loss)	122.5	49.0	(65.1)	—	106.4
Income (loss) before income taxes	118.6	46.1	(100.1)	—	64.6

Depreciation and amortization(1)	$22.2	$8.1	$18.0	$—	$48.3
Capital expenditures	18.1	5.4	10.5	—	34.0

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information for the six months ended June 30, 2014:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$1,065.0	$228.4	$—	$—	$1,293.4
Other sales	65.5	58.0	—	—	123.5
Net sales	1,130.5	286.4	—	—	1,416.9

Inter-segment sales	$1.8	$0.1	$—	$(1.9)	$—
Gross profit	380.9	156.9	—	—	537.8
Intersegment royalty expense (income)	2.9	(2.9)	—	—	—
Operating income (loss)	101.9	57.8	(47.0)	—	112.7
Income (loss) before income taxes	79.9	55.2	(88.5)	—	46.6

Depreciation and amortization(1)	$25.9	$8.2	$11.4	$—	$45.5
Capital expenditures	7.1	5.3	4.5	—	16.9

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	June 30,	December 31,
	2015	2014
United States	$295.6	$287.3
Canada	7.5	8.0
Other International	55.5	60.3
Total property, plant and equipment, net	$358.6	$355.6
Total International	$63.0	$68.3

The following table summarizes net sales by geographic region:

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$580.9	$524.3	$1,128.6	$1,028.3
Canada	49.4	53.6	95.8	102.2
Other International	134.1	137.1	279.5	286.4
Total net sales	$764.4	$715.0	$1,503.9	$1,416.9
Total International	$183.5	$190.7	$375.3	$388.6

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

The following financial information presents Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2015 and 2014, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Operations and Comprehensive Income
Three Months Ended June 30, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$592.5	$184.2	$(12.3)	$764.4
Cost of sales	—	378.7	100.5	(12.3)	466.9
Gross profit	—	213.8	83.7	—	297.5
Selling and marketing expenses	0.9	123.3	44.4	—	168.6
General, administrative and other expenses	7.3	60.9	16.9	—	85.1
Equity income in earnings of unconsolidated affiliates	—	—	(3.4)	—	(3.4)
Royalty income, net of royalty expense	—	(4.8)	—	—	(4.8)
Operating (loss) income	(8.2)	34.4	25.8	—	52.0

Other expense, net:
Third party interest expense, net	6.7	13.2	0.6	—	20.5
Intercompany interest expense (income), net	8.2	(8.9)	0.7	—	—
Interest expense, net	14.9	4.3	1.3	—	20.5
Other expense, net	—	0.6	1.6	—	2.2
Total other expense	14.9	4.9	2.9	—	22.7

Income from equity investees	37.4	17.7	—	(55.1)	—

Income before income taxes	14.3	47.2	22.9	(55.1)	29.3
Income tax benefit (provision)	6.7	(9.8)	(5.2)	—	(8.3)
Net income before non-controlling interest	21.0	37.4	17.7	(55.1)	21.0
Less: Net (loss) attributable to non-controlling interest	(0.2)	(0.2)	—	0.2	(0.2)
Net income attributable to Tempur Sealy International, Inc.	$21.2	$37.6	$17.7	$(55.3)	$21.2

Comprehensive income attributable to Tempur Sealy International, Inc.	$28.4	$37.4	$25.4	$(62.8)	$28.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Operations and Comprehensive Income
Three Months Ended June 30, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$536.2	$190.9	$(12.1)	$715.0
Cost of sales	—	357.7	101.1	(12.1)	446.7
Gross profit	—	178.5	89.8	—	268.3
Selling and marketing expenses	0.4	109.1	45.7	—	155.2
General, administrative and other expenses	1.5	49.4	18.6	—	69.5
Equity income in earnings of unconsolidated affiliates	—	—	(2.1)	—	(2.1)
Royalty income, net of royalty expense	—	(4.6)	—	—	(4.6)
Operating (loss) income	(1.9)	24.6	27.6	—	50.3

Other expense, net:
Third party interest expense, net	6.6	15.7	0.7	—	23.0
Intercompany interest expense (income), net	8.2	(8.6)	0.4	—	—
Interest expense, net	14.8	7.1	1.1	—	23.0
Loss on disposal, net	—	20.4	—	—	20.4
Other (income) expense, net	—	(0.7)	0.2	—	(0.5)
Total other expense, net	14.8	26.8	1.3	—	42.9

Income from equity investees	8.5	20.4	—	(28.9)	—

(Loss) income before income taxes	(8.2)	18.2	26.3	(28.9)	7.4
Income tax benefit (provision)	5.8	(9.7)	(5.9)	—	(9.8)
Net (loss) income before non-controlling interest	(2.4)	8.5	20.4	(28.9)	(2.4)
Less: Net (loss) attributable to non-controlling interest	(0.2)	(0.2)	—	0.2	(0.2)
Net (loss) income attributable to Tempur Sealy International, Inc.	$(2.2)	$8.7	$20.4	$(29.1)	$(2.2)

Comprehensive income attributable to Tempur Sealy International, Inc.	$0.1	$10.8	$22.0	$(32.8)	$0.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Operations and Comprehensive Income
Six Months Ended June 30, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,151.3	$377.1	$(24.5)	$1,503.9
Cost of sales	—	746.4	205.8	(24.5)	927.7
Gross profit	—	404.9	171.3	—	576.2
Selling and marketing expenses	1.7	228.7	92.0	—	322.4
General, administrative and other expenses	11.1	118.3	33.4	—	162.8
Equity income in earnings of unconsolidated affiliates	—	—	(6.4)	—	(6.4)
Royalty income, net of royalty expense	—	(9.0)	—	—	(9.0)
Operating (loss) income	(12.8)	66.9	52.3	—	106.4

Other expense, net:
Third party interest expense, net	13.4	26.2	1.3	—	40.9
Intercompany interest expense (income), net	16.4	(17.7)	1.3	—	—
Interest expense, net	29.8	8.5	2.6	—	40.9
Other expense, net	—	0.5	0.4	—	0.9
Total other expense, net	29.8	9.0	3.0	—	41.8

Income from equity investees	75.0	38.6	—	(113.6)	—

Income before income taxes	32.4	96.5	49.3	(113.6)	64.6
Income tax benefit (provision)	13.6	(21.5)	(10.7)	—	(18.6)
Net income before non-controlling interest	46.0	75.0	38.6	(113.6)	46.0
Less: Net income attributable to non-controlling interest	1.4	1.4	—	(1.4)	1.4
Net income attributable to Tempur Sealy International, Inc.	$44.6	$73.6	$38.6	$(112.2)	$44.6

Comprehensive income attributable to Tempur Sealy International, Inc.	$15.6	$73.6	$7.1	$(80.7)	$15.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Operations and Comprehensive Income
Six Months Ended June 30, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,044.5	$388.8	$(16.4)	$1,416.9
Cost of sales	—	697.7	197.8	(16.4)	879.1
Gross profit	—	346.8	191.0	—	537.8
Selling and marketing expenses	0.9	204.5	92.8	—	298.2
General, administrative and other expenses	5.7	98.3	35.8	—	139.8
Equity income in earnings of unconsolidated affiliates	—	—	(3.8)	—	(3.8)
Royalty income, net of royalty expense	—	(9.1)	—	—	(9.1)
Operating (loss) income	(6.6)	53.1	66.2	—	112.7

Other expense, net:
Third party interest expense, net	13.4	30.8	1.0	—	45.2
Intercompany interest expense (income), net	16.3	(17.3)	1.0	—	—
Interest expense, net	29.7	13.5	2.0	—	45.2
Loss on disposal, net	—	20.4	—	—	20.4
Other (income) expense, net	—	(0.9)	1.4	—	0.5
Total other expense, net	29.7	33.0	3.4	—	66.1

Income from equity investees	49.2	48.6	—	(97.8)	—

Income before income taxes	12.9	68.7	62.8	(97.8)	46.6
Income tax benefit (provision)	12.4	(19.5)	(14.2)	—	(21.3)
Net income before non-controlling interest	25.3	49.2	48.6	(97.8)	25.3
Less: Net income attributable to non-controlling interest	0.1	0.1	—	(0.1)	0.1
Net income attributable to Tempur Sealy International, Inc.	$25.2	$49.1	$48.6	$(97.7)	$25.2
					—
Comprehensive income attributable to Tempur Sealy International, Inc.	$29.1	$51.5	$50.2	$(101.7)	$29.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Balance Sheets
June 30, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$9.0	$26.4	$—	$35.4
Accounts receivable, net	—	279.8	144.9	—	424.7
Inventories, net	—	170.8	61.0	—	231.8
Income taxes receivable	174.4	8.6	—	(174.4)	8.6
Prepaid expenses and other current assets	0.6	33.5	27.8	—	61.9
Deferred income taxes	14.3	30.8	6.1	—	51.2
Total Current Assets	189.3	532.5	266.2	(174.4)	813.6
Property, plant and equipment, net	—	295.6	63.0	—	358.6
Goodwill	—	501.3	220.7	—	722.0
Other intangible assets, net	—	618.9	93.4	—	712.3
Deferred tax asset	—	—	9.2	—	9.2
Other non-current assets	6.0	55.5	39.7	—	101.2
Net investment in subsidiaries	1,928.6	—	—	(1,928.6)	—
Due from affiliates	103.1	2,174.1	6.7	(2,283.9)	—
Total Assets	$2,227.0	$4,177.9	$698.9	$(4,386.9)	$2,716.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$206.5	$55.0	$—	$261.5
Accrued expenses and other current liabilities	1.3	184.8	61.4	—	247.5
Deferred income taxes	—	—	0.2	—	0.2
Income taxes payable	—	167.0	7.4	(174.4)	—
Current portion of long-term debt	—	60.8	5.2	—	66.0
Total Current Liabilities	1.3	619.1	129.2	(174.4)	575.2
Long-term debt	375.0	1,135.0	—	—	1,510.0
Deferred income taxes	—	221.9	27.4	—	249.3
Other non-current liabilities	—	108.3	6.8	—	115.1
Due to affiliates	1,583.4	165.0	698.0	(2,446.4)	—
Total Liabilities	1,959.7	2,249.3	861.4	(2,620.8)	2,449.6

Redeemable non-controlling interest	14.6	14.6	—	(14.6)	14.6

Total Stockholders’ Equity	252.7	1,914.0	(162.5)	(1,751.5)	252.7
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,227.0	$4,177.9	$698.9	$(4,386.9)	$2,716.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Balance Sheets
December 31, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.4	$25.5	$36.6	$—	$62.5
Accounts receivable, net	—	241.2	144.6	—	385.8
Inventories, net	—	158.3	58.9	—	217.2
Income taxes receivable	144.1	—	—	(144.1)	—
Prepaid expenses and other current assets	—	28.2	28.3	—	56.5
Deferred income taxes	12.4	26.8	5.2	—	44.4
Total Current Assets	156.9	480.0	273.6	(144.1)	766.4
Property, plant and equipment, net	—	287.3	68.3	—	355.6
Goodwill	—	557.2	179.3	—	736.5
Other intangible assets, net	—	611.9	115.2	—	727.1
Deferred tax asset	—	—	8.6	—	8.6
Other non-current assets	6.3	46.4	15.7	—	68.4
Net investment in subsidiaries	1,808.4	—	—	(1,808.4)	—
Due from affiliates	51.4	2,226.0	5.3	(2,282.7)	—
Total Assets	$2,023.0	$4,208.8	$666.0	$(4,235.2)	$2,662.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$170.4	$56.0	$—	$226.4
Accrued expenses and other current liabilities	1.4	166.1	65.8	—	233.3
Deferred income taxes	—	—	0.2	—	0.2
Income taxes payable	—	163.0	(6.9)	(144.1)	12.0
Current portion of long-term debt	—	61.8	4.6	—	66.4
Total Current Liabilities	1.4	561.3	119.7	(144.1)	538.3
Long-term debt	375.0	1,160.9	—	—	1,535.9
Deferred income taxes	—	229.1	29.7	—	258.8
Other non-current liabilities	—	109.3	5.0	—	114.3
Due to affiliates	1,431.3	340.2	849.4	(2,620.9)	—
Total Liabilities	1,807.7	2,400.8	1,003.8	(2,765.0)	2,447.3

Redeemable non-controlling interest	12.6	12.6	—	(12.6)	12.6

Total Stockholders’ Equity	202.7	1,795.4	(337.8)	(1,457.6)	202.7
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,023.0	$4,208.8	$666.0	$(4,235.2)	$2,662.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(49.6)	$31.6	$19.1	$—	$1.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of business	—	7.2	—	—	7.2
Purchases of property, plant and equipment	—	(27.8)	(6.2)	—	(34.0)
Other	—	—	(0.1)	—	(0.1)
Net cash (used in) investing activities	—	(20.6)	(6.3)	—	(26.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	283.0	—	—	283.0
Repayments of borrowings under long-term debt obligations	—	(311.5)	—	—	(311.5)
Net activity in investment in and advances from (to) subsidiaries and affiliates	25.2	3.1	(28.3)		—
Proceeds from exercise of stock options	10.5	—	—	—	10.5
Excess tax benefit from stock based compensation	14.7	—	—	—	14.7
Treasury stock repurchased	(1.2)	—	—	—	(1.2)
Other	—	(2.1)	0.9	—	(1.2)
Net cash provided by (used in) financing activities	49.2	(27.5)	(27.4)	—	(5.7)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	4.4	—	4.4
Decrease in cash and cash equivalents	(0.4)	(16.5)	(10.2)	—	(27.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0.4	25.5	36.6	—	62.5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$9.0	$26.4	$—	$35.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(32.6)	$53.9	$51.1	$—	$72.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(0.2)	0.2	—	—
Proceeds from disposition of business	—	46.3	—		46.3
Purchases of property, plant and equipment	—	(11.3)	(5.6)	—	(16.9)
Other	—	0.1	(2.2)	—	(2.1)
Net cash provided by (used in) investing activities	—	34.9	(7.6)	—	27.3

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	106.5	—	—	106.5
Repayments of borrowings under long-term debt obligations	—	(169.1)	—	—	(169.1)
Net activity in investment in and advances from (to) subsidiaries and affiliates	29.9	24.5	(54.4)	—	—
Proceeds from exercise of stock options	3.5	—	—	—	3.5
Excess tax benefit from stock-based compensation	1.5	—	—	—	1.5
Treasury stock repurchased	(2.2)		—	—	(2.2)
Other	—	(0.8)	1.0	—	0.2
Net cash provided by (used in) financing activities	32.7	(38.9)	(53.4)	—	(59.6)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.4	—	0.4
Increase (decrease) in cash and cash equivalents	0.1	49.9	(9.5)	—	40.5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	30.9	50.1	—	81.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.1	$80.8	$40.6	$—	$121.5

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and six months ended June 30, 2015, including the following topics:

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

Our Channels

We sell our products through two distribution channels in each segment: Retail (furniture and bedding retailers, department stores, specialty retailers and warehouse clubs); and Other (direct-to-consumer through e-commerce platforms, company-owned stores and call centers, third party distributors, hospitality and healthcare customers).

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

Exchange Rates

As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign currency exchange rates. Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between our subsidiaries and their customers and suppliers, as well as among certain subsidiaries. These hedging transactions may not succeed in managing our foreign currency exchange rate risk. Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Additionally, the operations of our foreign currency denominated subsidiaries result in foreign currency translation fluctuations in our consolidated operating results. These operations do not constitute transactions which qualify for hedge accounting treatment. Therefore, we do not hedge the translation of foreign currency operating results into the U.S. dollar. Should currency rates change sharply, our results could be negatively impacted. Foreign currency exchange rate changes negatively impacted our net income by approximately 11.8% and 18.1% in the three and six months ended June 30, 2015, respectively. Throughout the second half of 2015, we expect foreign currency exchange rate changes will continue to negatively impact our results of operations when compared to the prior year.

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

Our North America segment competes in the non-innerspring, innerspring and hybrid mattress categories, and contributed 82.5% and 81.4% of our net sales for the three and six months ended June 30, 2015, respectively. These mattress categories are highly competitive, with many competitor products supported by aggressive marketing campaigns and promotions. As a result of this competition, our results could be impacted.

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

Throughout the remainder of 2015, we expect gross margin to benefit from improvement in our North America segment gross margin, primarily driven by sourcing improvements, operational efficiencies and pricing actions. We expect this improvement to be partially offset by a decrease in the gross margin in our International segment, which we expect will decrease as a result of the introduction of Sealy products and unfavorable foreign exchange.

New Product Development and Introduction

Each year we invest significant time and resources in research and development to improve our product offerings. There are a number of risks inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, product introduction costs, the speed of the rollout of the product and manufacturing inefficiencies may be greater than anticipated, which could impact profitability. We do not expect significant new product introductions for the remainder of 2015.

Financial Leverage and Liquidity

As of June 30, 2015, we had $1,576.0 million of debt outstanding, and our stockholders’ equity was $252.7 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available. As of June 30, 2015, our ratio of funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement was 3.83 times, within the covenant in our debt agreements which limited this ratio to 4.75 times as of June 30, 2015. For more information on this non-GAAP measure and compliance with our 2012 Credit Agreement, please refer to the section set forth below "Non-GAAP Financial Information".

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

We currently expect integration activities to continue through 2016. However, we expect the level of integration expense to decrease over the remainder of 2015 and 2016. If we are unable to efficiently complete our integration initiatives, this could disrupt our product supply and increase our distribution and other operating costs. The integration may also impose substantial demands on our management and our employees, and we may also experience difficulties in maintaining employee morale and retaining key employees.

Certain Foreign Legal Proceedings

As described in Notes 11 and 12 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Report, the Company is the subject of an antitrust investigation by the German Foreign Cartel Office and significant outstanding tax assessments asserted by the Danish taxing authority. Any decision by the Company to achieve negotiated settlements of either of these matters, or if the Company does not enter into negotiated settlements of these matters, any negative outcome in any related legal proceedings, could require the Company to make significant payments, which could have a material adverse effect on the Company’s results of operations and liquidity.

Results of Operations

A summary of our results for the three months ended June 30, 2015 include:

•
Total net sales increased 6.9% to $764.4 million from $715.0 million in the second quarter of 2014. On a constant currency basis (see below), total net sales increased 10.9%, with double digit growth in both the North America and International segments.

•
Gross margin under U.S. generally accepted accounting principles ("GAAP") was 38.9% as compared to 37.5% in the second quarter of 2014. Adjusted gross margin, which is a non-GAAP financial measure, was 39.4% as compared to 37.6% in the second quarter of 2014, driven by solid improvement in gross margin of the North America segment.

•
Operating income was $52.0 million as compared to $50.3 million in the second quarter of 2014. Operating income included $6.7 million of integration costs and $11.7 million of additional costs related to the Company's 2015 Annual Meeting of Stockholders ("2015 Annual Meeting") and related issues, the termination of our Chief Executive Officer ("CEO") in the second quarter of 2015 and related retention compensation. Operating income in the second quarter of 2014 included $5.6 million of integration costs. Adjusted operating income, which is a non-GAAP financial measure, was $70.4 million, or 9.2% of net sales, as compared to $55.9 million, or 7.8% of net sales in the second quarter of 2014.

•
Net income increased to $21.2 million as compared to net loss of $(2.2) million in the second quarter of 2014, which included a $20.4 million loss on the disposal of the Company's innerspring component production facilities recorded in the second quarter of 2014. The Company reported adjusted net income, which is a non-GAAP financial measure, of $33.3 million as compared to adjusted net income of $24.0 million in the second quarter of 2014, an increase of 38.8%. On a constant currency basis, adjusted net income increased 49.2%.

•
Earnings per diluted share ("EPS") increased to $0.34 as compared to $(0.04) in the second quarter of 2014. Adjusted EPS, which is a non-GAAP financial measure, increased 35.9% to $0.53 as compared to adjusted EPS of $0.39 in the second quarter of 2014. On a constant currency basis, adjusted EPS increased 46.2%.

A summary of our results for the six months ended June 30, 2015 include:

•
Net sales increased 6.1% to $1,503.9 million from $1,416.9 million in the six months ended June 30, 2014, driven by strong performance in the North America segment. On a constant currency basis, total net sales increased 10.2%.

•	Net income increased 77.0% to $44.6 million from $25.2 million in the six months ended June 30, 2014.

•	EPS increased 75.6% to $0.72 from $0.41 in the six months ended June 30, 2014.

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

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended June 30,
($ in millions)	2015		2014
Net sales	$764.4	100.0%	$715.0	100.0%
Cost of sales	466.9	61.1	446.7	62.5
Gross profit	297.5	38.9	268.3	37.5
Selling and marketing expenses	168.6	22.1	155.2	21.7
General, administrative and other	85.1	11.0	69.5	9.7
Equity income in earnings of unconsolidated affiliates	(3.4)	(0.4)	(2.1)	(0.3)
Royalty income, net of royalty expense	(4.8)	(0.6)	(4.6)	(0.6)
Operating income	52.0	6.8	50.3	7.0

Other expense, net:
Interest expense, net	20.5	2.7	23.0	3.2
Loss on disposal, net	—	—	20.4	2.9
Other expense (income), net	2.2	0.3	(0.5)	(0.1)
Total other expense, net	22.7	3.0	42.9	6.0

Income before income taxes	29.3	3.8	7.4	1.0
Income tax provision	(8.3)	(1.0)	(9.8)	(1.3)
Net income (loss) before non-controlling interest	21.0	2.8	(2.4)	(0.3)
Less: Net (loss) income attributable to non-controlling interest(1),(2)	(0.2)	—	(0.2)	—
Net income (loss) attributable to Tempur Sealy International, Inc.	$21.2	2.8%	$(2.2)	(0.3)%

Earnings per common share:
Basic	$0.35		$(0.04)
Diluted	$0.34		$(0.04)

Weighted average common shares outstanding:
Basic	61.3		60.8
Diluted	62.4		60.8

(1)
Loss attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended June 30, 2015 and 2014 represented $(0.1) million and $(0.2) million, respectively.

(2)
The Company recorded a $(0.1) million redemption value adjustment, net of tax, for the three months ended June 30, 2015 to adjust the carrying value of the redeemable non-controlling interest as of June 30, 2015 to its redemption value. As of June 30, 2014, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three months ended June 30, 2014.

	Six Months Ended June 30,
($ in millions)	2015		2014
Net sales	$1,503.9	100.0%	$1,416.9	100.0%
Cost of sales	927.7	61.7	879.1	62.0
Gross profit	576.2	38.3	537.8	38.0
Selling and marketing expenses	322.4	21.4	298.2	21.0
General, administrative and other	162.8	10.8	139.8	9.9
Equity income in earnings of unconsolidated affiliates	(6.4)	(0.4)	(3.8)	(0.3)
Royalty income, net of royalty expense	(9.0)	(0.6)	(9.1)	(0.6)
Operating income	106.4	7.1	112.7	8.0

Other expense, net:
Interest expense, net	40.9	2.7	45.2	3.2
Loss on disposal, net	—	—	20.4	1.5
Other expense, net	0.9	0.1	0.5	—
Total other expense, net	41.8	2.8	66.1	4.7

Income before income taxes	64.6	4.3	46.6	3.3
Income tax provision	(18.6)	(1.2)	(21.3)	(1.5)
Net income before non-controlling interest	46.0	3.1	25.3	1.8
Less: Net income attributable to non-controlling interest(1),(2)	1.4	0.1	0.1	—
Net income attributable to Tempur Sealy International, Inc.	$44.6	3.0%	$25.2	1.8%

Earnings per common share:
Basic	$0.73		$0.41
Diluted	$0.72		$0.41

Weighted average common shares outstanding:
Basic	61.1		60.8
Diluted	62.3		61.9

(1)
Income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the six months ended June 30, 2015 and 2014 represented $0.5 million and $0.1 million, respectively.

(2)
The Company recorded a $0.9 million redemption value adjustment, net of tax, for the six months ended June 30, 2015 to adjust the carrying value of the redeemable non-controlling interest as of June 30, 2015 to its redemption value. As of June 30, 2014, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the six months ended June 30, 2014.

CONSOLIDATED SUMMARY

Net sales and gross profit

(in millions,	Three Months Ended June 30,			Six Months Ended June 30,
except percentages)	2015	2014	% Change	2015	2014	% Change
Net sales	$764.4	$715.0	6.9%	1,503.9	$1,416.9	6.1%

Net sales by segment:
North America	$630.3	$577.9	9.1%	1,224.4	1,130.5	8.3%
International	134.1	137.1	(2.2)%	279.5	286.4	(2.4)%

Gross profit	$297.5	$268.3	10.9%	576.2	537.8	7.1%
Gross margin	38.9%	37.5%		38.3%	38.0%

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

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Net sales increased $49.4 million, or 6.9%. On a constant currency basis, net sales increased approximately 10.9%, primarily due to growth in our North America segment. North America net sales grew at 9.1%, driven primarily by strong U.S. net sales growth across both the Tempur-Pedic and Sealy brands. International net sales decreased by 2.2%, driven primarily by unfavorable foreign exchange rates. On a constant currency basis, International net sales increased approximately 14.1%, primarily due to strong growth in Asia-Pacific and Latin America.

Gross profit increased $29.2 million, and gross margin increased 140 basis points. The increase in consolidated gross margin was primarily due to supply chain and sourcing improvements of 230 basis points, a favorable decrease in discounts of 60 basis points and 2015 pricing actions which increased gross margin 50 basis points in the second quarter of 2015 as compared to the same period in 2014. These factors were partially offset by unfavorable product mix of 200 basis points. The principal factors that impacted gross margin by segment are discussed below in their respective segment discussions.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Net sales increased $87.0 million, or 6.1%. On a constant currency basis, net sales increased approximately 10.2%, primarily due to growth in our North America segment. North America net sales grew at 8.3%, driven primarily by strong U.S. net sales growth across both the Tempur-Pedic and Sealy brands. International net sales decreased by 2.4%, driven primarily by unfavorable foreign exchange rates. On a constant currency basis, International net sales increased approximately 13.3%, due to continued growth in Asia-Pacific and Latin America.

Gross profit increased $38.4 million, and gross margin increased 30 basis points. The increase in consolidated gross margin was primarily due to supply chain and sourcing improvements of 210 basis points and a favorable decrease in discounts of 140 basis points in the second quarter of 2015 as compared to the same period in 2014. These factors were partially offset by unfavorable product mix of 310 basis points. The principal factors that impacted gross margin by segment are discussed below in their respective segment discussions.

OPERATING EXPENSES

Selling and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2015	2014	% Change	2015	2014	% Change
Total selling and marketing	$168.6	$155.2	8.6%	$322.4	$298.2	8.1%
As a percent of net sales	22.1%	21.7%		21.4%	21.0%
Advertising expenses	$96.3	$78.4	22.8%	$177.1	152.2	16.4%
As a percent of net sales	12.6%	11.0%		11.8%	10.7%
Other selling and marketing expenses	$72.3	$76.8	(5.9)%	$145.3	146.0	(0.5)%
As a percent of net sales	9.5%	10.7%		9.7%	10.3%

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

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Selling and marketing expenses increased $13.4 million, or 8.6%, and increased slightly as a percentage of net sales.

Our advertising expenses increased $17.9 million, or 22.8%, and increased 1.6% as a percentage of net sales. The increase in advertising expenses was primarily due to a $20.9 million increase in our North America segment, which was driven by an increase in net sales as well as improved participation in our retail cooperative advertising programs. This increase was offset by a $3.0 million decrease in our International segment, which was primarily due to fewer advertising campaigns related to new product introductions in the second quarter of 2015 as compared to the second quarter of 2014.

All other selling and marketing expenses decreased $4.5 million, or 5.9%, and decreased 1.2% as a percentage of net sales. The decrease to other selling and marketing expenses is primarily due to a $7.1 million decrease in the North America segment due to fewer in-store marketing investments in the second quarter of 2015 as compared to the same period in 2014 when we rolled out new point of purchase displays to support new product launches. This was partially offset by a $2.3 million increase in our International segment, driven primarily by additional Company-owned stores and costs associated with marketing and distributing Sealy products in Europe and Japan in the second quarter of 2015 as compared to the same period of 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Selling and marketing expenses increased $24.2 million, or 8.1%, and increased slightly as a percentage of net sales.

Our advertising expenses increased $24.9 million, or 16.4%, and increased 1.1% as a percentage of net sales. The increase in advertising expenses was primarily due to a $30.1 million increase in our North America segment, which was driven by an increase in net sales and improved participation in our retail cooperative advertising programs. This increase was offset by a $5.2 million decrease in our International segment, which was primarily due to fewer advertising campaigns related to new product introductions in the first half of 2015 as compared to the first half of 2014.

All other selling and marketing expenses decreased $0.7 million to $145.3 million in the first half of 2015 as compared to $146.0 million in the same period in 2014, and decreased slightly as a percentage of net sales. Other selling and marketing expenses in our North America segment decreased $7.9 million due to fewer in-store marketing investments in the first half of 2015 as compared to the same period in 2014 when we rolled out new point of purchase displays to support new product launches. This was primarily offset by a $6.6 million increase in our International segment, driven primarily by additional Company-owned stores and costs associated with marketing and distributing Sealy products in Europe and Japan in the first half of 2015 as compared to the same period of 2014.

General, Administrative and Other Expenses

(in millions,	Three Months Ended June 30,			Six Months Ended June 30,
except percentages)	2015	2014	% Change	2015	2014	% Change
General, administrative and other expenses	$85.1	$69.5	22.4%	$162.8	$139.8	16.5%
As a percent of net sales	11.0%	9.7%		10.8%	9.9%

General, administrative and other expenses include salaries and related expenses, information technology, professional fees, depreciation of buildings, furniture and fixtures, machinery, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs.

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

General, administrative and other expenses increased $15.6 million, or 22.4%. The increase in general, administrative and other expenses is due to a $13.2 million increase in Corporate expenses, as discussed below, and a $3.1 million increase in North America segment expenses. The increase in our North America segment's general, administrative and other expenses was primarily driven by increased research and development expenses.

Corporate general, administrative and other expenses were $35.4 million in the second quarter of 2015 as compared to $22.2 million in the second quarter of 2014, an increase of $13.2 million or 59.5%. This increase was driven primarily by $7.1 million of CEO transition expenses, which includes $4.5 million of stock-based compensation expense and $2.6 million in severance and related benefits. We also incurred $4.2 million of additional costs related to our 2015 Annual Meeting and related issues. Additionally, stock-based compensation (excluding the CEO transition expenses of $4.5 million) increased $1.5 million, primarily due to a benefit of $3.0 million recorded in the second quarter of 2014 for the PRSUs granted in 2013.

Research and development expenses for the three months ended June 30, 2015 were $8.1 million compared to $5.5 million for the three months ended June 30, 2014, an increase of $2.6 million, or 47.3%. We plan to continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

General, administrative and other expenses increased $23.0 million, or 16.5%. The increase in general, administrative and other expenses is due to a $17.5 million increase in Corporate expenses, as discussed below, and a $7.1 million increase in North America segment expenses. The increase in our North America segment's general, administrative and other expenses was primarily driven by increased compensation costs as well as increased research and development expenses.

Corporate general, administrative and other expenses were $63.4 million in the first half of 2015 as compared to $45.9 million in the first half of 2014, an increase of $17.5 million or 38.1%. This increase was driven primarily by $7.1 million of CEO transition expenses, which includes $4.5 million of stock-based compensation expense and $2.6 million in severance and related benefits. We also incurred $6.3 million of additional costs related to our 2015 Annual Meeting and related issues. Additionally, stock-based compensation (excluding the CEO transition expenses of $4.5 million) increased $1.1 million primarily due to a benefit of $3.0 million recorded the second quarter of 2014 for the PRSUs granted in 2013.

Research and development expenses for the six months ended June 30, 2015 were $15.0 million compared to $11.3 million for the six months ended June 30, 2014, an increase of $3.7 million, or 32.7%. We plan to continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

OPERATING INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2015	2014	% Change	2015	2014	% Change
Operating income	$52.0	$50.3	3.4%	$106.4	$112.7	(5.6)%
Operating margin	6.8%	7.0%		7.1%	8.0%

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Operating income increased $1.7 million, or 3.4%, and was primarily impacted by the factors discussed above. Additionally, during the three months ended June 30, 2015, equity income in earnings of unconsolidated affiliates increased $1.3 million and royalty income, net of royalty expense increased $0.2 million as compared to the three months ended June 30, 2014. Our royalty income is based on sales of Sealy® and Stearns & Foster® branded products by various licensees and is offset by royalty expenses we pay to other entities for the use of their names on our Sealy branded products. Our equity income in earnings of unconsolidated affiliates represents our 50.0% interest in the earnings of our Asia-Pacific joint ventures whose purpose is to develop markets for Sealy branded products.

During the three months ended June 30, 2015 and 2014, we incurred $6.7 million and $5.6 million, respectively, of integration costs related to the continued alignment of our business in connection with the Sealy Acquisition, as well as costs related to introducing Sealy products in our International segment. In addition, the second quarter of 2015 included $7.1 million of CEO transition expenses, which includes $4.5 million of stock-based compensation expense and $2.6 million in severance and related benefits. We also incurred $4.2 million of additional costs related to our 2015 Annual Meeting and related issues. We currently expect integration activities to continue through 2016 as we transition the domestic distribution network and continue to introduce Sealy products in our International segment. However, we expect the level of integration expense to decrease over the second half of 2015 and 2016. The principal factors that impacted integration costs by segment are discussed below in their respective segment discussions.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Operating income decreased $6.3 million, or 5.6%, and was primarily impacted by the factors discussed above. Additionally, during the six months ended June 30, 2015, equity income in earnings of unconsolidated affiliates increased $2.6 million and royalty income, net of royalty expense decreased $0.1 million as compared to the six months ended June 30, 2014. Our royalty income is based on sales of Sealy® and Stearns & Foster® branded products by various licensees and is offset by royalty expenses we pay to other entities for the use of their names on our Sealy branded products. Our equity income in earnings of unconsolidated affiliates represents our 50.0% interest in the earnings of our Asia-Pacific joint ventures whose purpose is to develop markets for Sealy branded products.

During the six months ended June 30, 2015 and 2014, we incurred $18.4 million and $13.0 million of integration costs, respectively, related to the continued alignment of our business in connection with the Sealy Acquisition, as well as costs related to introducing Sealy products in our International segment. In addition, the second quarter of 2015 included $7.1 million of CEO transition expenses, which includes $4.5 million of stock-based compensation expense and $2.6 million in severance and related benefits. We also incurred $6.3 million of additional costs related to our 2015 Annual Meeting and related issues. We currently expect integration activities to continue through 2016 as we transition the domestic distribution network and continue to introduce Sealy products in our International segment. However, we expect the level of integration expense to decrease over the second half of 2015 and 2016. The principal factors that impacted integration costs by segment are discussed below in their respective segment discussions.

LOSS ON DISPOSAL OF BUSINESS
Three and six months ended June 30, 2015 compared to three and six months ended June 30, 2014
Effective June 30, 2014, we completed the sale of our three U.S. innerspring component production facilities and equipment, along with associated working capital, to Leggett & Platt (“L&P”) for total consideration of approximately $47.8 million. The carrying amount of the net assets sold in this transaction, including an allocation of reporting unit goodwill determined using the relative fair value method, was approximately $66.8 million. As a result, a loss on disposal of business was recorded in the second quarter of 2014 for $20.4 million, which included $1.4 million of transaction costs.

INTEREST EXPENSE, NET

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2015	2014	% Change	2015	2014	% Change
Interest expense, net	$20.5	$23.0	(10.9)%	$40.9	$45.2	(9.5)%

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Interest expense, net, decreased $2.5 million, or 10.9%, due to lower average debt levels during the second quarter of 2015 as compared to the same period in 2014. Refer to Note 5, "Debt," in our Condensed Consolidated Financial Statements included in Part I, ITEM I for additional information.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Interest expense, net, decreased $4.3 million, or 9.5%, due to lower average debt levels during the first half of 2015 as compared to the same period in 2014. Refer to Note 5, "Debt," in our Condensed Consolidated Financial Statements included in Part I, ITEM I for additional information.

INCOME BEFORE INCOME TAXES

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2015	2014	% Change	2015	2014	% Change
Income before income taxes	$29.3	$7.4	295.9%	$64.6	$46.6	38.6%

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Income before income taxes increased $21.9 million, or 295.9%. This increase was a result of the factors discussed above.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Income before income taxes increased $18.0 million, or 38.6%. This increase was a result of the factors discussed above.

INCOME TAX PROVISION

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2015	2014	% Change	2015	2014	% Change
Income tax provision	$8.3	$9.8	(15.3)%	$18.6	$21.3	(12.7)%
Effective tax rate	28.3%	132.4%		28.8%	45.7%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Our income tax provision decreased $1.5 million due to a reduction of income before income taxes, and our effective tax rate decreased 104.1 percentage points. There were no items that occurred in second quarter 2015 that materially affected our income tax rate. For the three months ended June 30, 2014, the income tax provision was unfavorably impacted by $8.1 million as a result of the sale of our three U.S. innerspring component production facilities and equipment during the period.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Our income tax provision decreased $2.7 million due to a reduction of income before income taxes, and our effective tax rate decreased 16.9 percentage points. There were no items that occurred in the first half of 2015 that materially affected our income tax rate. For the six months ended June 30, 2014, the income tax provision was unfavorably impacted by $8.1 million as a result of the sale of our three U.S. innerspring component production facilities and equipment during the period.

NORTH AMERICA SEGMENT SUMMARY

(in millions,	Three Months Ended June 30,			Six Months Ended June 30,
except percentages)	2015	2014	% Change	2015	2014	% Change
Net sales	$630.3	$577.9	9.1%	$1,224.4	$1,130.5	8.3%

Net sales by channel:
Retail	$608.3	$552.9	10.0%	$1,178.1	$1,079.8	9.1%
Other	22.0	25.0	(12.0)%	46.3	50.7	(8.7)%

Net sales by product:
Bedding	$604.8	$547.9	10.4%	$1,163.4	$1,065.0	9.2%
Other products	25.5	30.0	(15.0)%	61.0	65.5	(6.9)%

Gross profit	$227.4	$194.7	16.8%	$430.5	$380.9	13.0%
Gross margin	36.1%	33.7%		35.2%	33.7%

Operating income	$64.6	$48.8	32.4%	$122.5	$101.9	20.2%
Operating margin	10.2%	8.4%		10.0%	9.0%

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

North America net sales increased $52.4 million, or 9.1%. On a constant currency basis, our North America net sales increased approximately 10.2%. The increase is primarily due to a $56.9 million increase in net sales of Bedding products, driven primarily by strong U.S. net sales growth across both the Tempur-Pedic and Sealy brands, which benefited from new product introductions, increased sales of adjustable base products and 2015 pricing actions. This increase was partially offset by a 7.8% decrease in Canada net sales due to unfavorable foreign exchange rates. On a constant currency basis, Canada net sales grew approximately 3.9%. Net sales of Other products decreased $4.5 million or 15.0%, driven by the sale of our innerspring component production facilities at the end of the second quarter of 2014.

Operating income increased $15.8 million, or 32.4%, and was primarily impacted by the following factors:

•
Gross profit increased $32.7 million, and gross margin increased 240 basis points. The increase in gross margin was primarily due to supply chain and sourcing improvements of 230 basis points, a favorable decrease in discounts of 70 basis points driven by fewer floor model discounts and improved participation in our retail cooperative advertising programs, favorable brand mix of 60 basis points as sales of our Tempur products increased relative to sales of our Sealy products and favorable 2015 pricing actions of 50 basis points in the second quarter of 2015 as compared to the same period in 2014. These factors were partially offset by unfavorable product mix of 200 basis points.

•
Operating expenses increased $16.9 million to $164.9 million as compared to $148.0 million in the second quarter of 2014. This increase was primarily due to a $20.9 million increase in advertising expenses, driven primarily by improved participation in our retail cooperative advertising programs. The increase in advertising expenses was partially offset by a $7.1 million decrease in other selling and marketing expenses driven by fewer in-store marketing investments in the second quarter of 2015 as compared to the same period in 2014 when we rolled out new point of purchase displays to support new product launches. Additionally, research and development expenses increased $2.6 million as we continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

•
During the three months ended June 30, 2015 and 2014, the North America segment incurred $5.6 million and $2.8 million, respectively, of integration costs. During the second quarter of 2015, the North America segment also incurred $0.1 million of retention expense for certain members of senior management related to the CEO transition. The integration costs incurred in the second quarter of 2015 were primarily related to the restructuring of Sealy domestic manufacturing facilities and consolidation of our distribution network. The integration costs incurred in the second quarter of 2014 were primarily related to severance, retention, relocation and professional fees related to the restructuring of Sealy domestic manufacturing facilities. We currently expect integration activities to continue through 2016 as we consolidate the domestic distribution network and transform our Sealy domestic manufacturing facilities. However, we expect the level of integration expense to decrease over the second half of 2015 and 2016.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

North America net sales increased $93.9 million, or 8.3%. On a constant currency basis, our North America net sales increased approximately 9.4%. The increase is primarily due to a $98.4 million increase in net sales of Bedding products, driven primarily by strong U.S. net sales growth across both the Tempur-Pedic and Sealy brands, which benefited from new product introductions, increased sales of adjustable base products and 2015 pricing actions. This increase was partially offset by a 6.3% decrease in Canada net sales due to unfavorable foreign exchange rates. On a constant currency basis, Canada net sales grew 5.4%. Net sales of Other products decreased $4.5 million or 6.9%, driven by the sale of our innerspring component production facilities at the end of the second quarter of 2014.

Operating income increased $20.6 million, or 20.2%, and was primarily impacted by the following factors:

•
Gross profit increased $49.6 million, and gross margin increased 150 basis points. The increase in gross margin was primarily due to supply chain and sourcing improvements of 280 basis points, a favorable decrease in discounts of 190 basis points driven by fewer floor model discounts and improved participation in our retail cooperative advertising programs and favorable 2015 pricing actions of 40 basis points in the first half of 2015 as compared to the same period in 2014. These factors were offset primarily by unfavorable product mix of 400 basis points due to the introduction of new products.

•
Operating expense increased $29.3 million to $312.0 million as compared to $282.7 million in the first half of 2014. This increase was primarily due to a $30.1 million increase in advertising expense, driven primarily by improved participation in our retail cooperative advertising programs.

•
During the first half of 2015 and 2014, the North America segment incurred $14.1 million and $8.0 million, respectively, of integration costs. During the first half of 2015, the North America segment also incurred $0.1 million of retention expense for certain members of senior management related to the CEO transition. The integration costs incurred in the first half of 2015 were primarily related to the restructuring of Sealy domestic manufacturing facilities and consolidation of our distribution network. The integration costs incurred in the first half of 2014 were primarily related to severance, retention, relocation and professional fees related to the restructuring of Sealy domestic manufacturing facilities. We currently expect integration activities to continue through 2016 as we consolidate the domestic distribution network and transform our Sealy domestic manufacturing facilities. However, we expect the level of integration expense to decrease over the second half of 2015 and 2016.

INTERNATIONAL SEGMENT SUMMARY

(in millions,	Three Months Ended June 30,			Six Months Ended June 30,
except percentages)	2015	2014	% Change	2015	2014	% Change
Net sales	$134.1	$137.1	(2.2)%	$279.5	$286.4	(2.4)%

Net sales by channel:
Retail	$95.4	$102.5	(6.9)%	$201.7	$217.3	(7.2)%
Other	38.7	34.6	11.8%	77.8	69.1	12.6%

Net sales by product:
Bedding	$106.6	$109.5	(2.6)%	$223.7	$228.4	(2.1)%
Other products	27.5	27.6	(0.4)%	55.8	58.0	(3.8)%

Gross profit	$70.1	$73.6	(4.8)%	$145.7	$156.9	(7.1)%
Gross margin	52.3%	53.7%		52.1%	54.8%

Operating income	$23.7	$24.3	(2.5)%	$49.0	$57.8	(15.2)%
Operating margin	17.7%	17.7%		17.5%	20.2%

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

International net sales decreased $3.0 million, or 2.2%. On a constant currency basis, our International net sales increased approximately 14.1%, primarily due to strong growth in Asia-Pacific and Latin America. Net sales growth was due primarily to the introduction of Sealy products in certain international markets and increased net sales of Tempur-Pedic products through company-owned stores.

Operating income decreased $0.6 million, or 2.5%, and was primarily impacted by the following factors:

•
Gross profit decreased $3.5 million, and gross margin declined 140 basis points. The decline in gross margin was driven by unfavorable product mix and manufacturing costs of 150 basis points due to the continued introduction of Sealy products in Europe and Japan and unfavorable discounts of 130 basis points to support new product introductions. These increases were partially offset by a favorable foreign exchange impact of 160 basis points.

•
Operating expenses decreased $1.4 million to $52.5 million as compared to $53.9 million in the second quarter of 2014, and decreased slightly as a percentage of net sales. The decrease is primarily due to a $3.0 million decrease in advertising expenses, offset slightly by costs associated with expanding points of distribution through an increase in the number of company-owned stores and e-commerce.

•
During the three months ended June 30, 2015 and 2014, the International segment incurred $0.6 million and $1.7 million, respectively, of integration costs in connection with the introduction of Sealy products in Europe and Japan, which include startup costs related to manufacturing, distribution and marketing of Sealy products. We currently expect integration activities to continue through 2016 as we introduce our Sealy products in our International segment. However, we expect the level of integration expense to decrease over the second half of 2015 and 2016.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

International net sales decreased $6.9 million, or 2.4%. On a constant currency basis, our International net sales increased approximately 13.3%, primarily due to strong growth in Asia-Pacific and Latin America. Net sales growth was due primarily to the introduction of Sealy products in certain international markets and increased net sales of Tempur-Pedic products through company-owned stores.

Operating income decreased $8.8 million, or 15.2%, and was primarily impacted by the following factors:

•
Gross profit decreased $11.2 million, and gross margin declined 270 basis points. The decline in gross margin was driven by unfavorable product mix and manufacturing costs of 130 basis points due to the continued introduction of Sealy products in Europe and Japan and unfavorable discounts of 100 basis points to support new product introductions.

•
Operating expenses decreased $0.2 million to $108.0 million as compared to $108.2 million in the first half of 2014, and decreased slightly as a percentage of net sales. The decrease is primarily related to a $5.2 million decrease in advertising expenses, partially offset by rent expense, personnel costs, in-store marketing investments and other costs associated with expanding points of distribution through an increase in the number of company-owned stores and e-commerce and costs associated with marketing and distributing Sealy products in Europe and Japan.

•
During the first half of 2015 and 2014, the International segment incurred $1.9 million and $1.7 million, respectively, of integration costs in connection with the introduction of Sealy products in Europe and Japan, which include startup costs related to manufacturing, distribution and marketing of Sealy products. We currently expect integration activities to continue through 2016 as we introduce our Sealy products in our International segment. However, we expect the level of integration expense to decrease over the second half of 2015 and 2016.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, business combinations, capital expenditures and working capital needs. As of June 30, 2015, we had working capital of $238.4 million, including cash and cash equivalents of $35.4 million, as compared to working capital of $228.1 million including $62.5 million in cash and cash equivalents as of December 31, 2014.

The increase in working capital was primarily driven by increases in accounts receivable, inventory, income taxes receivable, deferred income tax assets and prepaid expenses and other current assets and a decrease in income taxes payable. These factors were partially offset by increases in accounts payable and accrued expenses and other current liabilities. Accounts receivable increases are driven primarily by increases in net sales, in addition to timing of customer collections. Inventory increased primarily due to new product introductions in 2015. Accrued expenses and other current liabilities increases are primarily driven by increases in our brand advertising activities, including improved participation in our retail cooperative advertising programs. Accounts payable increases are driven primarily by increased costs to support the increased net sales, in addition to the timing of payments to vendors.

The table below presents net cash provided by (used in) operating, investing and financing activities for the periods indicated below:

(in millions)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net cash provided by (used in):
Operating activities	$1.1	$72.4
Investing activities	(26.9)	27.3
Financing activities	(5.7)	(59.6)

Cash provided by operating activities decreased by $71.3 million to $1.1 million for the six months ended June 30, 2015, as compared to $72.4 million for the same period in 2014. The decrease in cash flow provided by operating activities was primarily the result of increases in cash used by operating assets and liabilities as described above. Sales volume and related costs have increased in the first half of 2015 as compared to the same period in 2014. This increases our operating cash requirements, although we continue to convert working capital to cash on a consistent basis. Due to the timing of certain income tax payments, we paid an additional $36.9 million in income taxes during the first half 2015 as compared to the first half of 2014. We expect significant operating cash flow generation in the second half of 2015, similar to the increase in the second half of 2014.

Cash used in investing activities was $26.9 million for the six months ended June 30, 2015 as compared to cash provided by investing activities of $27.3 million for the six months ended June 30, 2014, an increase in cash used of $54.2 million. In the second quarter of 2014, we received cash consideration of $46.3 million from L&P in connection with the sale of our three U.S. innerspring component production facilities and equipment, along with associated working capital. The increase in cash used in investing activities in the first half of 2015 as compared to the same period in 2014 is also due to an increase in capital expenditures, which was driven by planned investments in our domestic manufacturing facilities and information technology.

Cash used in financing activities was $5.7 million for the six months ended June 30, 2015 as compared to $59.6 million of cash provided by financing activities for the six months ended June 30, 2014. This decrease is primarily due to decreased levels of payments, net of borrowings under our 2012 Credit Agreement during the first half of 2015 as compared to the first half of 2014.

Capital Expenditures

Capital expenditures totaled $34.0 million and $16.9 million for the six months ended June 30, 2015 and 2014, respectively. We currently expect our 2015 capital expenditures to be approximately $60.0 million to $65.0 million, which relate to continued strategic investments that we believe will support our future plans.

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted gross profit, adjusted gross margin, adjusted operating income (loss), adjusted operating margin, earnings before interest, taxes, depreciation and amortization ("EBITDA"), EBITDA in accordance with the Company's 2012 Credit Agreement, adjusted EBITDA, consolidated funded debt and consolidated funded debt less qualified cash, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income and earnings per share as a measure of operating performance or total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

Adjusted Net Income and Adjusted EPS
A reconciliation of net income to adjusted net income and EPS to adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various integration costs associated with the Sealy Acquisition, including the transition of manufacturing facilities in North America, redemption value adjustments to the carrying value of our redeemable non-controlling interest, additional costs related to the Company's 2015 Annual Meeting and related issues, and the CEO transition and related retention compensation.

Adjusted Gross Profit and Gross Margin and Adjusted Operating Income (Loss) and Operating Margin
A reconciliation of gross profit and gross margin to adjusted gross profit and gross margin, respectively, and operating income (loss) and operating margin to adjusted operating income (loss) and operating margin, respectively, is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to our gross profit, operating income and margin performance excluding the impact of various integration costs associated with the Sealy Acquisition, including the transition of manufacturing facilities in North America, additional costs related to the Company's 2015 Annual Meeting and related issues, and the CEO transition and related retention compensation.

EBITDA and Adjusted EBITDA
A reconciliation of net income to EBITDA and adjusted EBITDA are provided below. We believe that the use of EBITDA and adjusted EBITDA also provides investors with useful information with respect to our performance excluding the impact of various integration costs associated with the Sealy Acquisition, including the transition of manufacturing facilities in North America, additional costs related to the Company's 2015 Annual Meeting and related issues, and the CEO transition and related retention compensation.

EBITDA in accordance with the Company's 2012 Credit Agreement, Funded debt and Funded debt less qualified cash
A reconciliation of net income to EBITDA in accordance with the Company's 2012 Credit Agreement and a reconciliation of total debt to consolidated funded debt and consolidated funded debt less qualified cash are provided below. We believe that presenting these non-GAAP measures provides investors with useful information with respect to the terms of our 2012 Credit Agreement and related compliance with key financial covenants.

Reconciliation of net income to adjusted net income and EPS to adjusted EPS

The following table sets forth the reconciliation of our reported net income and EPS to the calculation of adjusted net income and adjusted EPS for the three months ended June 30, 2015 and 2014, respectively:

(in millions, except per share amounts)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
GAAP net income (loss)	$21.2	$(2.2)
Plus:
CEO transition, net of tax (1)	4.9	—
Integration costs, net of tax (2)	4.7	3.4
2015 Annual Meeting costs, net of tax (3)	2.9	—
Executive retention compensation, net of tax (4)	0.3	—
Loss on disposal, net, net of tax (5)	—	14.7
Redemption value adjustment on redeemable non-controlling interest, net of tax (6)	(0.1)	—
Adjustment of income taxes to normalized rate (7)	(0.6)	8.1
Adjusted net income	$33.3	$24.0

GAAP earnings per share, diluted	$0.34	$(0.04)
Plus:
CEO transition, net of tax (1)	0.08	—
Integration costs, net of tax (2)	0.07	0.05
2015 Annual Meeting costs, net of tax (3)	0.05	—
Loss on disposal, net, net of tax (5)	—	0.25
Adjustment of income taxes to normalized rate (7)	(0.01)	0.13
Adjusted earnings per share, diluted	$0.53	$0.39

Diluted shares outstanding	62.4	62.0

(1)
CEO transition represents severance and related benefits costs associated with the transition of the Company's CEO. Excluding the tax effect, the CEO transition cost is $7.1 million. In future periods, additional adjustments may be required due to performance-based equity awards.

(2)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy Acquisition. Excluding the tax effect, the integration costs are $6.7 million and $5.6 million for the second quarter of 2015 and 2014, respectively.

(3)	2015 Annual Meeting costs represent additional costs related to the Company's 2015 Annual Meeting and related issues. Excluding the tax effect, the other costs are $4.2 million.
(4)
Executive retention compensation represents costs associated with the retention of certain members of senior management related to the CEO transition. Excluding the tax effect, the executive retention compensation cost is $0.4 million.

(5)
Loss on disposal of business represents costs associated with the disposition of the three Sealy U.S. innerspring component production facilities and related equipment. Excluding the tax effect, the loss on disposal of business is $20.4 million.

(6)
Redemption value adjustment on redeemable non-controlling interest represents a $(0.1) million adjustment, net of tax, to adjust the carrying value of the redeemable non-controlling interest as of June 30, 2015 to its redemption value. Excluding the tax effect, the redemption value adjustment on redeemable non-controlling interest is $(0.2) million.

(7)	Adjustment of income taxes to normalized rate represents adjustments associated with the aforementioned items and other discrete income tax events.

Reconciliation of gross profit and margin to adjusted gross profit and margin and operating income (loss) and margin to adjusted operating income (loss) and margin

The following table sets forth the reconciliation of the Company's reported gross profit and operating income (loss) to the calculation of adjusted gross profit and operating income (loss) for the three months ended June 30, 2015:

($ in millions)	Consolidated	Margin	North America (1)	Margin	International (2)	Margin	Corporate (3)
Net sales	$764.4		$630.3		$134.1		$—

Gross profit	$297.5	38.9%	$227.4	36.1%	$70.1	52.3%	$—
Adjustments	3.5		3.4		0.1		—
Adjusted gross profit	$301.0	39.4%	$230.8	36.6%	$70.2	52.3%	$—

Operating income (loss)	$52.0	6.8%	$64.6	10.2%	$23.7	17.7%	$(36.3)
Adjustments	18.4		5.7		0.6		12.1
Adjusted operating income (loss)	$70.4	9.2%	$70.3	11.2%	$24.3	18.1%	$(24.2)

(1)
Adjustments for the North America business segment represent integration costs, which include compensation costs, professional fees and other charges related to the transition of manufacturing facilities and distribution network, and other costs to support the continued alignment of the North America business segment related to the Sealy Acquisition.

(2)	Adjustments for the International business segment represent integration costs incurred in connection with the introduction of Sealy products in certain international markets.
(3)
Adjustments for Corporate represent integration costs which include legal fees, professional fees and other charges to align the business related to the Sealy Acquisition, costs related to the Company's 2015 Annual Meeting and related issues, CEO transition and related retention compensation.

The following table sets forth the reconciliation of the Company's reported gross profit and operating income (loss) to the calculation of adjusted gross profit and operating income (loss) for the three months ended June 30, 2014:

($ in millions)	Consolidated	Margin	North America (1)	Margin	International(2)	Margin	Corporate (3)
Net sales	$715.0		$577.9		$137.1		$—

Gross profit	$268.3	37.5%	$194.7	33.7%	$73.6	53.7%	$—
Adjustments	0.7		0.7		—		—
Adjusted gross profit	$269.0	37.6%	$195.4	33.8%	$73.6	53.7%	$—

Operating income (loss)	$50.3	7.0%	$48.8	8.4%	$24.3	17.7%	$(22.8)
Adjustments	5.6		2.8		1.7		1.1
Adjusted operating income (loss)	$55.9	7.8%	$51.6	8.9%	$26.0	19.0%	$(21.7)

(1)
Adjustments for the North America business segment represent integration costs, which include severance and benefits costs, professional fees and other charges related to the transition of manufacturing facilities, and other costs to support the continued alignment of the North America business segment related to the Sealy Acquisition.

(2)	Adjustments for the International business segment represent integration costs incurred in connection with the introduction of Sealy products in certain international markets.
(3)	Adjustments for Corporate represent integration costs which include legal fees, professional fees and other charges to align the business related to the Sealy Acquisition.

Reconciliation of net income to EBITDA, EBITDA in accordance with the Company's 2012 Credit Agreement and adjusted EBITDA

The following table sets forth the reconciliation of our net income to the calculation of EBITDA, EBITDA in accordance with our 2012 Credit Agreement and adjusted EBITDA for the twelve months ended June 30, 2015:

Twelve Months Ended
(in millions)	June 30, 2015
Net income	$128.3
Interest expense	87.6
Income taxes	62.2
Depreciation & amortization	92.5
EBITDA	$370.6
Adjustments for financial covenant purposes:
Integration costs (1)	47.0
Loss on disposal, net (2)	2.8
Financing costs (3)	1.3
Redemption value adjustment on redeemable non-controlling interest, net of tax (4)	0.9
Other (5)	(13.5)
EBITDA in accordance with the Company's 2012 Credit Agreement	$409.1
Additional adjustments:
2015 Annual Meeting costs (6)	4.2
CEO transition (7)	2.6
Executive retention compensation (8)	0.4
Adjusted EBITDA	$416.3

(1)
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
(4)
Redemption value adjustment on redeemable non-controlling interest represents a $0.9 million adjustment, net of tax, to adjust the carrying value of the redeemable non-controlling interest as of June 30, 2015 to its redemption value.

(5)
Other includes income from certain other non-recurring items, including income from a partial settlement of a legal dispute, as well as additional costs related to the Company's 2015 Annual Meeting and related issues.

(6)	2015 Annual Meeting costs represent additional costs related to the Company's 2015 Annual Meeting and related issues.
(7)
CEO transition represents certain cash costs related to severance and related benefits associated with the transition of the Company's CEO. The total CEO transition cost is $7.1 million. The remaining $4.5 million is stock-based compensation expense, which is included in depreciation and amortization add back noted above. In future periods, additional adjustments may be required due to performance-based equity awards.

(8)	Executive retention compensation represents costs associated with the retention of certain members of senior management related to the CEO transition.

Reconciliation of total debt to consolidated funded debt less qualified cash

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated funded debt less qualified cash as of June 30, 2015. "Consolidated funded debt" and "qualified cash" are terms used in our 2012 Credit Agreement for purposes of certain financial covenants.

(in millions)	As of June 30, 2015
Total debt	$1,576.0
Plus:
Letters of credit outstanding	17.3
Consolidated funded debt	1,593.3
Less:
Domestic qualified cash (1)	9.0
Foreign qualified cash (1)	15.9
Consolidated funded debt less qualified cash	$1,568.4

(1)
Qualified cash as defined in the 2012 Credit Agreement equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Calculation of consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement

The following table calculates our consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement as of June 30, 2015:

(in millions, except ratio)	As of June 30, 2015
Consolidated funded debt less qualified cash	$1,568.4
EBITDA in accordance with the Company's 2012 Credit Agreement	409.1
	3.83	times	(1)

(1)
The ratio of consolidated debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement was 3.83 times, within our covenant, which requires this ratio be less than 4.75 times at June 30, 2015.

Debt Service

Our debt decreased to $1,576.0 million as of June 30, 2015 from $1,602.3 million as of December 31, 2014. Total debt under our 2012 Credit Agreement decreased $28.6 million. After giving effect to $34.5 million in borrowings under the revolver portion of the 2012 Credit Agreement and letters of credit outstanding of $17.3 million, total availability under the revolver was $298.2 million as of June 30, 2015. As of December 31, 2014, our ratio of funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement was 3.89 times, which decreased the applicable interest rates on certain credit facilities in our 2012 Credit Facility by 0.25%. Refer to Note 5, "Debt", in our Condensed Consolidated Financial Statements included in Part I, ITEM I for further discussion of our debt and applicable interest rates.

As of June 30, 2015, we were in compliance with all of the financial covenants in our debt agreements. In the first quarter of 2015, we were required to make prepayments of up to $19.5 million on our Term A Facility and Term B Facility, collectively, as a result of the excess cash flow covenant in the 2012 Credit Agreement. Our lenders have the option to decline their respective portions of the prepayment, thereby reducing the amount required per the excess cash flow covenant. In the first quarter of 2015, certain lenders elected to decline their portion of the prepayment. Accordingly, the final prepayment was $17.6 million.

As of June 30, 2015, our ratio of funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement was 3.83 times, which is within the terms of the financial covenants by quarter for the maximum consolidated total net leverage ratio as set forth in the 2012 Credit Agreement, which limited this ratio to 4.75 times as of June 30, 2015.

The maximum consolidated total net leverage ratio under our 2012 Credit Agreement is summarized in the following table:

Fiscal Quarter	Maximum Consolidated Total Net Leverage Ratio
October 1, 2014 through September 30, 2015	4.75:1.00
October 1, 2015 through September 30, 2016	4.50:1.00
October 1, 2016 through December 31, 2017	4.25:1.00
January 1, 2018 and thereafter	4.00:1.00

For additional information, refer to the consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement reconciliation provided above under "Non-GAAP Financial Information." Both consolidated funded debt and EBITDA in accordance with the Company's 2012 Credit Agreement are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Stockholders’ Equity

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flow from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of June 30, 2015, we had $1,576.0 million in total debt outstanding, and our stockholders’ equity was $252.7 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $70.0 million in 2015. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes.

We have received income tax assessments from the Danish Tax Authority ("SKAT"). The cumulative total tax assessment for all years for which an assessment has been received (2001 - 2008) is approximately DKK 1,336.8 million, including interest and penalties ($198.8 million, based on the DKK to USD exchange rate on June 30, 2015). We expect to receive an assessment for the year 2009 in the second half of 2015 (and we would expect to receive the 2010 assessment in 2016, and so forth). We expect the aggregate assessments for the years 2009 - 2015 to be in excess of the amounts assessed for the years 2001 through 2008. If we are not successful in defending its position before the Tribunal or in the Danish courts, we could be required to pay significant amounts to SKAT, which could materially impair or reduce our liquidity and profitability. Refer to Note 12, "Income Taxes" in our Condensed Consolidated Financial Statements included elsewhere in this Report for further discussion of the matter.

As of June 30, 2015, the 8.0% Sealy Notes had a carrying value of $107.4 million, which includes $11.2 million of accreted interest less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion. The 8.0% Sealy Notes mature on July 15, 2016. Holders of the 8.0% Sealy Notes may choose to convert to cash the amount outstanding at their discretion prior to maturity. Upon conversion prior to maturity, we would be required to pay the holders within 3 business days after the receipt of the notice of conversion. The conversion of a significant number of the 8.0% Sealy Notes prior to maturity could have a significant impact on our liquidity.

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

We have variable rate debt of approximately $943.6 million. In light of the continued favorable interest rate environment and as we approach our optimal consolidated total net leverage ratio under our 2012 Credit Agreement, we will evaluate opportunities to improve our debt structure and minimize our interest rate risk through the issuance of fixed rate debt.

At June 30, 2015, total cash and cash equivalents were $35.4 million, of which $9.0 million was held in the U.S. and $26.4 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position. At June 30, 2015, the tax basis in our top tier foreign subsidiary exceeded the book basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.

Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, please refer to Part II, ITEM 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies and estimates in 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1, "Summary of Significant Accounting Policies" to the accompanying consolidated financial statements for a summary of our foreign exchange forward contracts as of June 30, 2015.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthened relative to the euro or other foreign currencies where we have operations, there would be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our net income by approximately 11.8% and 18.1% in the three and six months ended June 30, 2015, respectively. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at June 30, 2015, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $15.5 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

We are exposed to changes in interest rates on our variable rate debt. In order to manage this risk, on August 8, 2011, we entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. As a result of this swap, we pay interest at a fixed rate and receive payments at a variable rate. As of June 30, 2015, the swap effectively fixed the floating LIBOR-based interest rate to 1.25% plus the applicable margin on $150.0 million of the outstanding balance as of June 30, 2015 under our variable rate debt. The interest rate swap expires on December 30, 2015. We selected the LIBOR-based rate on the hedged portion of our variable rate debt during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period.

Interest rate changes impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On June 30, 2015, after giving effect to our interest rate swap agreement, we had variable-rate debt of approximately $943.6 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $9.4 million. In light of the continued favorable interest rate environment and as we approach our optimal consolidated total net leverage ratio under our 2012 Credit Agreement, we will evaluate opportunities to improve our debt structure and minimize our interest rate risk through the issuance of fixed rate debt.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2015 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As previously disclosed, H Partners Management LLC, together with certain of its affiliates (collectively, "H Partners"), has publicly criticized our operation of our business, our business strategy, corporate governance considerations and other matters and has demanded immediate changes in our management and Board of Directors. Although as described in the Form 8-K filed May 13, 2015, the Company entered into an agreement with H Partners on May 11, 2015 that includes a standstill that limits H Partners’ ability to take certain actions, there can be no assurance that H Partners or another stockholder will not make additional demands in the future.

As described in the Form 8-K filed on May 11, 2015 and the Form 8-K filed on July 30, 2015, the Company announced a number of significant changes in its senior management and Board of Directors. Abrupt changes in our senior management or Board of Directors could adversely impact our ability to manage our business and implement our key strategic priorities. In addition, perceived uncertainties as to our future direction, or any abrupt changes in our management or Board of Directors, may lead to concerns regarding the direction or stability of our business, which may be exploited by our competitors, result in the loss of business opportunities, cause concern to our current or potential customers or suppliers, or make it more difficult to retain existing personnel or attract and retain new personnel. Considering and responding to future demands could be time-consuming and result in significant additional costs to us and could be disruptive of our operations and divert the time and attention of management and our employees away from our business operations and executing on our strategic plan. These actions could also cause our stock price to experience periods of volatility.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2015:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2015 - April 30, 2015	309	(1)	$60.04	—	$—
May 1, 2015 - May 31, 2015	—		$—	—	$—
June 1, 2015 - June 30, 2015	—		$—	—	$—
Total	309			—

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

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

10.1
Agreement by and among H Partners, other members of the H Partners Group and the Company, dated as of May 11, 2015 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 13,
2015.(1)

10.2
First Amendment to the Employment and Non-Competition Agreement, by and between the Company and Mark Sarvary, dated as of May 22, 2015 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 1, 2015).(1)(2)

10.3	Letter Agreement, between the Company and Mark Sarvary, dated as of May 22, 2015 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K as filed on June 1, 2015).(1)(2)
10.4	Form of Letter Agreement Outlining Retention Program for United States Executive Officers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on June 1, 2015).(1)(2)
10.5	Form of Letter Agreement Outlining Retention Program for non-United States Executive Officer (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on June 1, 2015).(1)(2)
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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

TEMPUR SEALY INTERNATIONAL, INC.

Date: August 7, 2015	By:	/s/ BARRY A. HYTINEN
Barry A. Hytinen
Executive Vice President and Chief Financial Officer