Form 10-Q
period 2015-09-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2015-11-05
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2015 was 62,236,325 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning one or more of our plans; objectives; goals; strategies; future events; future revenues or performance; our implementation of our key strategic priorities and anticipated resulting growth in our sales, earnings and cash flow; our ability to successfully integrate Sealy Corporation into the Company’s operations and realize cost and revenue synergies and other benefits from the transaction and the anticipated level of our integration costs; our ability to realize the anticipated benefits from our asset dispositions in 2014 and the acquisition in 2014 of brand rights in certain international markets; the impact of the macroeconomic environment in both the U.S. and internationally on our business segments; uncertainties arising from global events; general economic, financial and industry conditions, particularly in the retail sector, as well as consumer confidence and the availability of consumer financing; competition in our industry; consumer acceptance of our products; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the ability to expand brand awareness, distribution and new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the effects of consolidation of retailers on revenues and costs; the effects of strategic investments on our operations, including our efforts to expand our global market share; changing commodity costs; changes in product and channel mix and the impact on the Company's gross margin; initiatives to improve gross margin and operating margin; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carry forwards; effects of changes in foreign exchange rates on our reported earnings; the outcome of pending tax audits or other tax, regulatory or litigation proceedings and similar issues; the effect of future legislative or regulatory changes; financial flexibility; our expected sources of cash flow; changes in capital expenditures; and our ability to effectively manage cash. Many of these statements appear, in particular, under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 2 of Part I of this Report. When used in this report, the words "estimates," "expects," "guidance", "anticipates," "proposed," "projects," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks, uncertainties and other important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this report, including the risk factors discussed under the heading "Risk Factors" under ITEM 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 and the risks identified in ITEM 1A of this Report. There may be other factors that may cause our actual results to differ materially from the forward looking statements.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$880.0	$827.4	$2,383.9	$2,244.3
Cost of sales	520.4	508.9	1,448.1	1,388.0
Gross profit	359.6	318.5	935.8	856.3
Selling and marketing expenses	175.6	166.8	498.0	465.0
General, administrative and other expenses	79.8	70.8	242.6	210.6
Equity income in earnings of unconsolidated affiliates	(2.0)	(1.8)	(8.4)	(5.6)
Royalty income, net of royalty expense	(4.7)	(4.4)	(13.7)	(13.5)
Operating income	110.9	87.1	217.3	199.8

Other expense, net:
Interest expense, net	33.2	25.3	74.1	70.5
Loss on disposal, net	—	2.8	—	23.2
Other expense (income), net	11.8	(0.9)	12.7	(0.4)
Total other expense, net	45.0	27.2	86.8	93.3

Income before income taxes	65.9	59.9	130.5	106.5
Income tax provision	(25.0)	(22.4)	(43.6)	(43.7)
Net income before non-controlling interest	40.9	37.5	86.9	62.8
Less: Net income attributable to non-controlling interest(1),(2)	0.7	0.4	2.1	0.5
Net income attributable to Tempur Sealy International, Inc.	$40.2	$37.1	$84.8	$62.3

Earnings per common share:
Basic	$0.65	$0.61	$1.38	$1.02
Diluted	$0.64	$0.60	$1.36	$1.00

Weighted average common shares outstanding:
Basic	62.1	60.9	61.4	60.8
Diluted	62.9	62.1	62.5	62.0

(1)
Income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended September 30, 2015 and 2014 represented $0.5 million and $0.4 million, respectively. Income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the nine months ended September 30, 2015 and 2014 represented $1.0 million and $0.5 million, respectively.

(2)
The Company recorded a $0.2 million and $1.1 million redemption value adjustment, net of tax, for the three and nine months ended September 30, 2015, respectively, to adjust the carrying value of the redeemable non-controlling interest as of September 30, 2015 to its redemption value. As of September 30, 2014, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three and nine months ended September 30, 2014.

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income before non-controlling interest	$40.9	$37.5	$86.9	$62.8
Other comprehensive (loss) income before tax, net of tax
Foreign currency translation adjustments	(19.0)	(24.4)	(49.4)	(20.2)
Net change in unrecognized gain on interest rate swap, net of tax	0.2	0.3	0.5	0.5
Pension (expense) benefit, net of tax	—	—	(0.1)	0.3
Unrealized gain on cash flow hedging derivatives, net of tax	3.2	1.5	4.4	0.7
Other comprehensive loss, net of tax	(15.6)	(22.6)	(44.6)	(18.7)
Comprehensive income	25.3	14.9	42.3	44.1
Less: Comprehensive income attributable to non-controlling interest (1),(2)	0.7	0.4	2.1	0.5
Comprehensive income attributable to Tempur Sealy International, Inc.	$24.6	$14.5	$40.2	$43.6

(1)
Income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended September 30, 2015 and 2014 represented $0.5 million and $0.4 million, respectively. Income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the nine months ended September 30, 2015 and 2014 represented $1.0 million and $0.5 million, respectively.

(2)
The Company recorded a $0.2 million and $1.1 million redemption value adjustment, net of tax, for the three and nine months ended September 30, 2015, respectively, to adjust the carrying value of the redeemable non-controlling interest as of September 30, 2015 to its redemption value. As of September 30, 2014, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three and nine months ended September 30, 2014.

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$71.8	$62.5
Accounts receivable, net	454.7	385.8
Inventories, net	213.1	217.2
Prepaid expenses and other current assets	63.5	56.5
Deferred income taxes	51.2	44.4
Total Current Assets	854.3	766.4
Property, plant and equipment, net	360.5	355.6
Goodwill	712.7	736.5
Other intangible assets, net	702.3	727.1
Deferred income taxes	9.3	8.6
Other non-current assets	100.3	68.4
Total Assets	$2,739.4	$2,662.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$272.3	$226.4
Accrued expenses and other current liabilities	291.3	233.3
Deferred income taxes	0.2	0.2
Income taxes payable	17.7	12.0
Current portion of long-term debt	173.8	66.4
Total Current Liabilities	755.3	538.3
Long-term debt	1,312.5	1,535.9
Deferred income taxes	242.4	258.8
Other non-current liabilities	115.6	114.3
Total Liabilities	2,425.8	2,447.3

Commitments and contingencies—see Note 11

Redeemable non-controlling interest	14.3	12.6

Total Stockholders’ Equity	299.3	202.7
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,739.4	$2,662.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$86.9	$62.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.9	57.7
Amortization of stock-based compensation	16.4	9.4
Amortization of deferred financing costs	18.7	10.2
Bad debt expense	4.4	4.8
Deferred income taxes	(21.4)	(23.9)
Dividends received from unconsolidated affiliates	3.0	—
Equity income in earnings of unconsolidated affiliates	(8.4)	(5.6)
Non-cash interest expense on convertible notes	4.5	3.8
Loss on sale of assets	1.2	1.4
Foreign currency adjustments and other	4.7	0.1
Loss on disposal of business	—	23.2
Changes in operating assets and liabilities	(31.7)	37.0
Net cash provided by operating activities	133.2	180.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(8.5)
Proceeds from disposition of business and other	7.2	43.5
Purchases of property, plant and equipment	(51.1)	(30.3)
Other	(0.3)	2.0
Net cash (used in) provided by investing activities	(44.2)	6.7

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 2023 Senior Notes	450.0	—
Proceeds from borrowings under long-term debt obligations	405.4	239.5
Repayments of borrowings under long-term debt obligations	(974.4)	(432.7)
Proceeds from exercise of stock options	16.7	3.9
Excess tax benefit from stock-based compensation	19.7	1.6
Proceeds from issuance of treasury shares	5.0	—
Treasury shares repurchased	(1.3)	(2.2)
Payments of deferred financing costs	(6.4)	—
Other	(2.1)	0.4
Net cash used in financing activities	(87.4)	(189.5)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7.7	2.7
Increase in cash and cash equivalents	9.3	0.8
CASH AND CASH EQUIVALENTS, beginning of period	62.5	81.0
CASH AND CASH EQUIVALENTS, end of period	$71.8	$81.8

Supplemental cash flow information:
Cash paid during the period for:
Interest	$41.6	$49.9
Income taxes, net of refunds	64.6	31.1

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

(b) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	September 30,	December 31,
(in millions)	2015	2014
Finished goods	$132.3	$134.0
Work-in-process	11.7	11.4
Raw materials and supplies	69.1	71.8
	$213.1	$217.2

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company had the following activity for sales returns from December 31, 2014 to September 30, 2015:

(in millions)
Balance as of December 31, 2014	$32.3
Amounts accrued	87.7
Returns charged to accrual	(89.5)
Balance as of September 30, 2015	$30.5

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

The Company had the following activity for its warranty accruals from December 31, 2014 to September 30, 2015:

(in millions)
Balance as of December 31, 2014	$31.3
Amounts accrued	22.5
Warranties charged to accrual	(22.4)
Balance as of September 30, 2015	$31.4

As of September 30, 2015 and December 31, 2014, $16.0 million and $16.1 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $15.4 million and $15.2 million of accrued warranty expense is included in Other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $22.0 million and $19.5 million as of September 30, 2015 and December 31, 2014, respectively.

During the period ended September 30, 2015, the Company recognized other income, net of expense, of $9.5 million from the partial settlement of a legal dispute, which is presented within other expense (income), net on the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(f) Cooperative Advertising, Rebate and Other Promotional Programs. The Company enters into agreements with customers to provide funds for advertising and promotions. The Company also enters into volume and other rebate programs with customers. When sales are made to these customers, the Company records liabilities pursuant to these agreements. The Company periodically assesses these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. The Company generally negotiates these agreements on a customer-by-customer basis. Some of these agreements extend over several years. Significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by the customers. Subsequent revisions to these estimates are recorded and charged to earnings in the period in which they are identified. Rebates and cooperative advertising are classified as a reduction of revenue and presented within net sales on the accompanying Condensed Consolidated Statements of Income. Certain cooperative advertising expenses are reported as components of selling and marketing expenses in the accompanying Condensed Consolidated Statements of Income because the Company receives an identifiable benefit and the fair value of the advertising benefit can be reasonably estimated.

(g) Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. The Company accounts for uncertain foreign and domestic tax positions utilizing a proscribed recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

(h) Redeemable Non-controlling Interest. The Company is party to a put and call arrangement with respect to the common securities that represent the 55.0% non-controlling interest in Comfort Revolution. The call arrangement may be exercised by the Company on or after June 12, 2017. The put arrangement may be exercised by Comfort Revolution on or after June 12, 2018. The redemption value for both the put and the call arrangement is equal to 7.5 times earnings before interest, tax, depreciation and amortization ("EBITDA"), as defined in the related LLC agreement, of Comfort Revolution for the preceding 12 months, adjusted for net debt outstanding and multiplied by the 55.0% ownership interest not held by the Company. Due to the existing put and call arrangements, the non-controlling interest is considered to be redeemable and is recorded on the Condensed Consolidated Balance Sheet as a redeemable non-controlling interest outside of permanent equity. The redeemable non-controlling interest is recognized at the higher of 1) the accumulated earnings associated with the non-controlling interest or 2) the contractually-defined redemption value as of the balance sheet date.

Income attributable to the Company's redeemable non-controlling interest in Comfort Revolution for the three months ended September 30, 2015 and 2014 represented $0.5 million and $0.4 million, respectively. Income attributable to the Company's non-controlling interest in Comfort Revolution for the nine months ended September 30, 2015 and 2014 represented $1.0 million and $0.5 million, respectively. As of September 30, 2015, the redemption value exceeded the accumulated earnings associated with the redeemable non-controlling interest. Therefore, the Company recorded a $0.2 million and $1.1 million redemption value adjustment, net of tax, for the three and nine months ended September 30, 2015, respectively, to adjust the redeemable non-controlling interest as of September 30, 2015 to its redemption value. As of December 31, 2014, the accumulated earnings exceeded the redemption value and accordingly, a redemption value adjustment was not necessary.

(j) Subsequent Events. In the three months ended September 30, 2015, the Company initiated certain restructuring activities, which included headcount reductions and store closures. As a result, the Company recognized $2.4 million of restructuring expenses consisting primarily of severance benefits and costs associated with store closures, which are recorded in cost of sales; selling and marketing expenses; and general, administrative and other expenses. In the three months ended December 31, 2015, we expect to incur an incremental charge of approximately $8.0 million related to these restructuring actions, which will include additional severance benefits and lease termination costs.

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

(3) Acquisitions and Divestitures
Sale of Portland Manufacturing Facility
Effective May 6, 2015, the Company sold its Sealy manufacturing facility in Portland, Oregon, which was previously held for sale and recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The Company received $7.2 million in proceeds on the sale and recorded a gain of $0.4 million, which is included in other expense (income), net in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2015.
Acquisition of Certain Assets and License Rights in Japan
Effective July 1, 2014, the Company acquired certain assets from a third party licensee in Japan. The total purchase price was $8.5 million. The Company accounted for this acquisition using the acquisition method. The preliminary allocation of the purchase price was based on estimates of the fair value of assets acquired as of July 1, 2014. The excess of the purchase price over the estimated fair value of the assets and identifiable intangible assets acquired was recorded as goodwill, which is non-deductible for income tax purposes. The Company finalized the allocation of the purchase price during the first quarter of 2015, which did not result in any material measurement period adjustments.
Disposal of Innerspring Component Production Facilities and Associated Equipment
Effective June 30, 2014, the Company completed the sale of its three U.S. innerspring component production facilities and equipment, along with associated working capital, to Leggett & Platt (“L&P”) for total consideration of approximately $47.8 million, which included $1.5 million of other non-cash consideration. The working capital adjustment period ended during the quarter ended September 30, 2014 and resulted in a cash payment to L&P of $2.8 million, which reduced the total consideration received to $45.0 million. The carrying amount of the net assets sold in this transaction was approximately $66.8 million, including an allocation of goodwill within the historical Sealy segment which was determined using the relative fair value method. As a result, a loss on disposal of business was recorded of $23.2 million for the nine months ended September 30, 2014, which included $1.4 million of transaction costs and the $2.8 million working capital adjustment discussed above.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(4) Goodwill

Effective January 1, 2015, the Company realigned its organizational structure and updated its segments in light of the progress made in 2013 and 2014 integrating Sealy into its historical business. The Company's updated reportable segments are North America and International. For additional information regarding the Company's realignment and reportable segment determination, see Note 16, "Segment Information".

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

(in millions)	Reassigned Goodwill by Segment
North America segment:
Tempur North America segment goodwill as of January 1, 2015	$106.2
Sealy segment goodwill as of January 1, 2015 reassigned to the North America segment	468.3
Total North America segment goodwill as of January 1, 2015	$574.5

International segment:
Tempur International segment goodwill as of January 1, 2015	$108.4
Sealy segment goodwill as of January 1, 2015 reassigned to the International segment	53.6
Total International segment goodwill as of January 1, 2015	$162.0

The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of January 1, 2015	$574.5	$162.0	$736.5
Foreign currency translation adjustments and other	(9.5)	(14.3)	(23.8)
Balance as of September 30, 2015	$565.0	$147.7	$712.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(5) Debt

Debt for the Company consists of the following:

(in millions)	September 30, 2015		December 31, 2014
Debt:	Amount	Rate	Amount	Rate	Maturity Date
Revolving credit facility	$—	(1)	$16.0	(1)	March 18, 2018
Term A Facility	422.2	(2)	484.5	(2)	March 18, 2018
Term B Facility	101.1	(3)	594.4	(3)	March 18, 2020
2020 Senior Notes	375.0	6.875%	375.0	6.875%	December 15, 2020
2023 Senior Notes	450.0	5.625%	—	—%	October 15, 2023
8.0% Sealy Notes	109.3	8.0%	104.7	8.0%	July 15, 2016
Capital lease obligations and other	28.7		27.7		Various
	$1,486.3		$1,602.3
Less: current portion	(173.8)		(66.4)
Long-term debt	$1,312.5		$1,535.9

(1)
Interest at Base Rate plus applicable margin of 1.75% or LIBOR plus applicable margin of 2.75% as of September 30, 2015 and Base Rate plus applicable margin of 2.00% or LIBOR plus applicable margin of 3.00% as of December 31, 2014.

(2)	Interest at LIBOR plus applicable margin of 2.00% as of September 30, 2015 and 2.25% as of December 31, 2014.
(3)	Interest at LIBOR, subject to a 0.75% floor plus applicable margin of 2.75% as of September 30, 2015 and December 31, 2014.

2012 Credit Agreement

On December 12, 2012, Tempur Sealy International and certain subsidiaries of Tempur Sealy International as borrowers and guarantors, entered into a credit agreement (as amended, the "2012 Credit Agreement") with a syndicate of banks. The 2012 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio and maintenance of a maximum consolidated total net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash (as defined in the 2012 Credit Agreement). Consolidated funded debt includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and certain other debt and obligations. The Company is allowed to exclude 100.0% of the domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period for purposes of calculating consolidated funded debt less qualified cash. As of September 30, 2015, domestic qualified cash was $40.0 million and foreign qualified cash was $19.1 million.

The Company is in compliance with all applicable covenants as of September 30, 2015.

2023 Senior Notes

On September 24, 2015, Tempur Sealy International issued $450.0 million aggregate principal amount of 5.625% senior notes due 2023 (the "2023 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2023 Senior Notes were issued pursuant to an indenture, dated as of September 24, 2015 (the “Indenture”), among the Company, certain subsidiaries of Tempur Sealy International as guarantors (the “Guarantors”), and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The 2023 Senior Notes are general unsecured senior obligations of the Company and are guaranteed on a senior unsecured basis by the Guarantors. The 2023 Senior Notes mature on October 15, 2023, and interest is payable semi-annually in arrears on each April 15 and October 15, beginning on April 15, 2016. The gross proceeds from the 2023 Senior Notes were used to refinance a portion of the term loan debt under the 2012 Credit Agreement and to pay related fees and expenses.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Tempur Sealy International has the option to redeem all or a portion of the 2023 Senior Notes at any time on or after October 15, 2018. The initial redemption price is 104.219% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline each year after 2018 until it becomes 100.0% of the principal amount beginning on October 15, 2021. In addition, Tempur Sealy International has the option at any time prior to October 15, 2018 to redeem some or all of the 2023 Senior Notes at 100.0% of the original principal amount plus a “make-whole” premium and accrued and unpaid interest, if any. Tempur Sealy International may also redeem up to 35.0% of the 2023 Senior Notes prior to October 15, 2018, under certain circumstances with the net cash proceeds from certain equity offerings, at 105.625% of the principal amount plus accrued and unpaid interest, if any. Tempur Sealy International may make such redemptions as described in the preceding sentence only if, after any such redemption, at least 65.0% of the original aggregate principal amount of the 2023 Senior Notes issued remains outstanding.

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

In conjunction with the issuance and sale of the 2023 Senior Notes, Tempur Sealy International and the Guarantors have agreed through a Registration Rights Agreement to exchange the 2023 Senior Notes for a new issue of substantially identical senior notes registered under the Securities Act. Tempur Sealy International and the Guarantors are required to pay additional interest if the 2023 Senior Notes are not registered within the time periods specified within the Registration Rights Agreement.

The Company used the proceeds from the issuance of the 2023 Senior Notes and an additional $50.0 million of available cash to voluntarily prepay $479.9 on the Term B Facility and $13.9 million on the Term A Facility. In conjunction with the voluntary prepayment, the Company recognized accelerated amortization of $12.0 million of the associated deferred financing costs, which is presented within interest expense, net in the accompanying Condensed Consolidated Statements of Income.

(6) Unconsolidated Affiliate Companies

The Company has ownership interests in a group of Asia-Pacific joint ventures, to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0% and is accounted for under the equity method. The Company's investment of $16.1 million and $12.9 million at September 30, 2015 and December 31, 2014, respectively, are recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s share of earnings is recorded in equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

(7) Derivative Financial Instruments

Derivative financial instruments are used in the normal course of business to manage interest rate and foreign currency exchange risks. The financial instruments used by the Company are straight-forward, non-leveraged, instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions. For all transactions designated as hedges, the hedging relationships are formally documented at the inception and an ongoing basis in offsetting changes in cash flows of the hedged transaction.

The Company records derivative financial instruments on the Condensed Consolidated Balance Sheets as either an asset or liability measured at its fair value. Changes in a derivative's fair value (i.e., unrealized gains or losses) are recorded each period in earnings or other comprehensive loss ("OCL"), depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedging relationship.

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

The Company manages the changes in interest rates on its variable rate debt through a four-year interest rate swap agreement that was entered into on August 8, 2011. The Company designated this interest rate swap agreement as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated interest rate swap agreement will offset losses and gains on the transactions being hedged. As a result of this interest rate swap agreement, the Company pays interest at a fixed rate and receives payments at a variable rate which began on December 30, 2011. As of December 30, 2011, the interest rate swap agreement effectively fixed the floating LIBOR-based interest rate to 1.25% plus the applicable margin on $250.0 million of the outstanding balance under the Company's variable rate debt. On December 30, 2013, the outstanding notional principal amount of the interest rate swap agreement was reduced to $150.0 million. The interest rate swap agreement expires on December 30, 2015. The Company has selected the LIBOR-based portion of the hedged portion of the Company's variable rate debt during the term of the interest rate swap agreement. The effective portion of the change in value of the interest rate swap agreement is reflected as a component of comprehensive income (loss) and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period. The fair value of the interest rate swap agreement is calculated as described in Note 8, "Fair Value Measurements". These amounts are immaterial to the Condensed Consolidated Financial Statements.

The Company manages a portion of the risk associated with fluctuations in foreign currencies related to intercompany and third party inventory purchases denominated in foreign currencies through foreign exchange forward contracts designated as cash flow hedges. As of September 30, 2015, the Company had foreign exchange forward contracts designated as cash flow hedges to buy U.S dollars and to sell Canadian dollars with a notional amount outstanding of $82.9 million. These foreign exchange forward contracts have maturities ranging from October 2015 to June 2017. The effectiveness of the cash flow hedge contracts, including time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. The effective portion of the cash flow hedge contracts' gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated OCL until the underlying hedged item is reflected in the Company's accompanying Condensed Consolidated Statements of Income, at which time the effective amount in accumulated OCL is reclassified to cost of sales in the accompanying Condensed Consolidated Statements of Income. The Company expects to reclassify a gain of approximately $4.7 million, net of tax (over the next 12 months based on September 30, 2015 exchange rates).

The Company is also exposed to foreign currency risk related to intercompany debt and associated interest payments and certain intercompany accounts receivable and accounts payable. To manage the risk associated with fluctuations in foreign currencies related to these assets and liabilities, the Company enters into foreign exchange forward contracts. The Company considers these contracts to be economic hedges. Accordingly, changes in the fair value of these instruments affect earnings during the current period. These foreign exchange forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies. The fair value of the foreign exchange forward contracts are estimated as described in Note 8, "Fair Value Measurements".

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

As of September 30, 2015 and December 31, 2014, the fair value of the Company's derivative financial instruments included in the accompanying condensed consolidated balance sheets was recorded as follows:

	Asset Derivatives
	Balance Sheet Location	Fair Value
(in millions)		September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments
Foreign exchange forward contracts - current	Prepaid expenses and other current assets	$6.3	$1.8
Foreign exchange forward contracts - non-current	Other non-current assets	1.3	—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts - current	Prepaid expenses and other current assets	2.1	—
		$9.7	$1.8

	Liability Derivatives
	Balance Sheet Location	Fair Value
(in millions)		September 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments
Foreign exchange forward contracts - current	Accrued expenses and other current liabilities	$0.6	$0.1
		$0.6	$0.1

(8) Fair Value Measurements

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the three and nine months ended September 30, 2015 or 2014, or year ended December 31, 2014. At September 30, 2015 and December 31, 2014, the Company had an interest rate swap agreement and foreign exchange forward contracts recorded at fair value. The fair value of the interest rate swap agreement is calculated using standard industry models based on observable forward yield curves and takes into consideration current interest rates and the current creditworthiness of the counterparties of the Company, as applicable. The fair value of the foreign exchange forward contracts is calculated using standard industry models based on observable forward points and discount curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts. The fair value of the interest rate swap agreement was based on Level 2 inputs and was not material to the Company at September 30, 2015 or December 31, 2014.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table provides a summary by level of the fair value of foreign exchange forward contracts, which are measured on a recurring basis:

		Fair Value Measurements at September 30, 2015 Using:
(in millions)	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange forward contracts	$9.7		$9.7	—
	$9.7	$—	$9.7	$—
Liabilities:
Foreign exchange forward contracts	$0.6	$—	$0.6	$—
	$0.6	$—	$0.6	$—

		Fair Value Measurements at December 31, 2014 Using:
(in millions)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange forward contracts	$1.8	$—	$1.8	$—
	$1.8	$—	$1.8	$—
Liabilities:
Foreign exchange forward contracts	$0.1	$—	$0.1	$—
	$0.1	$—	$0.1	$—

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2012 Credit Agreement are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the $450.0 million aggregate principal amount of 2023 Senior Notes was approximately $450.6 million at September 30, 2015. The fair value of the $375.0 million aggregate principal amount of 6.875% senior notes due 2020 (the "2020 Senior Notes") was approximately $397.5 million and $398.4 million at September 30, 2015 and December 31, 2014, respectively. The fair value of Sealy's 8.0% Senior Secured Third Lien Convertible Notes due 2016 ("Sealy 8.0% Notes") was approximately $114.1 million and $110.7 million at September 30, 2015 and December 31, 2014, respectively. The fair value of the 2023 Senior Notes, 2020 Senior Notes and the 8.0% Sealy Notes were based on Level 2 inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(9) Stockholders' Equity

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

(b) Treasury Stock. Tempur Sealy International sold 69,686 shares of Common Stock pursuant to a subscription agreement entered into with the Company's Chief Executive Officer ("CEO") in connection with his hiring by the Company. These shares were issued through treasury stock and the Company received $5.0 million as proceeds from the issuance of the treasury shares. Please refer to "Unregistered Sales of Equity Securities and Use of Proceeds" included in Part II, ITEM 2 for additional information.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) Accumulated Other Comprehensive Loss ("OCL"). Accumulated OCL consisted of the following:

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Foreign Currency Translation
Balance at beginning of period	$(84.4)	$(11.4)	$(54.0)	$(15.6)
Other loss:
Foreign currency translation adjustments (1)	(19.0)	(24.4)	(49.4)	(20.2)
Balance at end of period	$(103.4)	$(35.8)	$(103.4)	$(35.8)

Interest Rate Swap Agreement
Balance at beginning of period	$(0.4)	$(1.2)	$(0.7)	$(1.4)
Other comprehensive income:
Net change from period revaluations:	0.8	0.9	2.3	2.3
Tax expense(2)	(0.3)	(0.3)	(0.9)	(0.9)
Total other comprehensive income before reclassifications, net of tax	$0.5	$0.6	$1.4	$1.4
Net amount reclassified to earnings (3)	(0.5)	(0.5)	(1.5)	(1.5)
Tax benefit (2)	0.2	0.2	0.6	0.6
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(0.3)	$(0.3)	$(0.9)	$(0.9)
Total other comprehensive income	0.2	0.3	0.5	0.5
Balance at end of period	$(0.2)	$(0.9)	$(0.2)	$(0.9)

Pensions
Balance at beginning of period	$(2.5)	$3.5	$(2.4)	$3.2
Other comprehensive (loss) income:
Net change from period revaluations:	—	—	(0.1)	0.5
Tax expense(2)	—	—	—	(0.2)
Total other comprehensive (loss) income before reclassifications, net of tax	$—	$—	$(0.1)	$0.3
Net amount reclassified to earnings (1)	—	—	—	—
Tax benefit	—	—	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—	$—	$—
Total other comprehensive (loss) income	—	—	(0.1)	0.3
Balance at end of period	$(2.5)	$3.5	$(2.5)	$3.5

Foreign Exchange Forward Contracts
Balance at beginning of period	$2.5	$(0.8)	$1.3	$—
Other comprehensive income:
Net change from period revaluations:	6.6	2.2	11.4	1.8
Tax expense(2)	(1.7)	(0.6)	(2.9)	(0.5)
Total other comprehensive income before reclassifications, net of tax	$4.9	$1.6	$8.5	$1.3
Net amount reclassified to earnings(4)	(2.3)	(0.1)	(5.5)	(0.8)
Tax benefit(2)	0.6	—	1.4	0.2
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(1.7)	$(0.1)	$(4.1)	$(0.6)
Total other comprehensive income	3.2	1.5	4.4	0.7
Balance at end of period	$5.7	$0.7	$5.7	$0.7
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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(10) Defined Benefit Pension Plans

The following table represents amounts recorded in the Condensed Consolidated Balance Sheets for the Company's defined benefit plans:

	September 30,	December 31,
(in millions)	2015	2014
Non-current benefit liability	$14.0	$14.9
Non-current benefit asset	0.2	0.3
(11) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 included performance-based restricted stock units ("PRSUs"), non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
PRSU expense	$3.0	$1.6	$10.4	$1.8
Option expense	1.4	1.8	4.8	5.2
RSU/DSU expense	0.5	0.6	1.2	2.4
Total stock-based compensation expense	$4.9	$4.0	$16.4	$9.4

The Company recorded $0.9 million and $4.9 million of accelerated amortization associated with the transition of certain of the Company's former executive officers for the three and nine months ended September 30, 2015, respectively.

The Company recorded a $3.0 million benefit in the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2014, after re-evaluation of the probability of achieving certain financial goals related to PRSUs granted in 2013.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The fair value of stock options granted was estimated using the Black-Scholes option pricing model with the following assumptions during the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected volatility range of stock	34.1% - 34.6%	N/A	34.1% - 36.2%	58.3% - 66.5%
Expected life of option, range in years	3 - 5	N/A	3 - 5	2 - 4
Risk-free interest range rate	1.0% - 1.5%	N/A	1.0% - 1.5%	0.4% - 1.2%
Expected dividend yield on stock	0.0% - 0.0%	N/A	0.0% -0.0%	0.6% - 0.7%

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

A summary of the Company’s PRSU activity and related information for the nine months ended September 30, 2015 is presented below:

(shares and aggregate intrinsic value in millions)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2014	0.28	$53.45
Granted	0.95	67.86
Vested	—	—
Forfeited	(0.05)	56.90
Awards outstanding at September 30, 2015	1.18	$64.55	$84.0

On September 4, 2015, in connection with the hiring of Scott L. Thompson as the new CEO, the Company and Mr. Thompson entered into an agreement by which the Company granted Mr. Thompson 620,000 PRSUs that vest if the Company achieves more than $650 million Adjusted EBITDA by 2017 (the "2017 Aspirational Plan PRSUs"). All of the 2017 Aspirational Plan PRSUs will vest in full if the Company achieves Adjusted EBITDA in 2017 greater than $650 million. In addition, if this target is not met in 2017 but the Company achieves more than $650 million in Adjusted EBITDA for 2018, then one-third of the total 2017 Aspirational Plan PRSUs will vest, and the remaining 2017 Aspirational Plan PRSUs will be forfeited. If the Company does not achieve more than $650 million of Adjusted EBITDA in either 2017 or 2018, then all of the 2017 Aspirational Plan PRSUs will be forfeited. Adjusted EBITDA is defined as the Company’s “Consolidated EBITDA” as such term is defined in the Company’s 2012 Credit Agreement.

The Company did not record any stock-based compensation expense related to the 2017 Aspirational Plan PRSUs during the three months ended September 30, 2015, as it is not considered probable as of this date that the Company will achieve the specified performance target as of December 31, 2017 or December 31, 2018. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for 2017 is $44.5 million, which would be expensed over the service period if it becomes probable of achieving the performance condition. The Company will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.

On October 26, 2015, the Company granted other certain senior executives a total of 720,000 2017 Aspirational Plan PRSUs with substantially the same terms as the 2017 Aspirational Plan PRSUs issued to the CEO as described above. The Company will evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.

The maximum number of shares to be awarded under the PRSUs granted during the nine months ended September 30, 2015 is as follows:

(shares in millions)
Number of Shares Granted	Maximum Number of Shares to be Awarded	Performance Date	Vesting Schedule
0.26	0.78	December 31, 2017	December 31, 2017
0.62	0.62	December 31, 2017(1)	December 31, 2017(1)
0.07	0.07	December 31, 2016	Three annual installments beginning on September 4, 2016

(1)
These shares will vest in full if the Company achieves the performance metric per the award agreement in 2017. In addition, if this target is not met in 2017 but the Company achieves the performance metric in 2018, then one-third, or 0.21 million, of the PRSUs will vest, and the remaining PRSUs shall be forfeited.

During the nine months ended September 30, 2015, there was no common stock issued from treasury stock as a result of PRSUs being earned.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2015 is presented below:

(shares and aggregate intrinsic value in millions)	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding December 31, 2014	2.84	$24.18
Granted	0.76	62.80
Exercised	(1.20)	13.98
Forfeited	(0.09)	57.21
Options outstanding at September 30, 2015	2.31	$40.72	6.53	$67.5
Options exercisable at September 30, 2015	1.50	$29.57	4.95	$62.8

The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2015 was $17.3 million and $59.2 million, respectively.

A summary of the Company’s RSU and DSU activity and related information for the nine months ended September 30, 2015 is presented below:

(shares and aggregate intrinsic value in millions)	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2014	0.11	$50.41
Granted	0.13	70.43
Released	(0.07)	58.73
Forfeited	0.00	49.63
Awards outstanding at September 30, 2015	0.17	$66.38	$12.0

RSUs granted during the nine months ended September 30, 2015 will vest over three years. DSUs granted during the nine months ended September 30, 2015 will vest over one year.

The aggregate intrinsic value of common stock underlying RSUs issued from treasury stock during the three and nine months ended September 30, 2015 was $0.3 million and $4.0 million, respectively.

A summary of total unrecognized stock-based compensation expense based on current performance estimates related to the PRSUs, options, RSUs and DSUs granted during the nine months ended September 30, 2015 is presented below:

($ in millions)	September 30, 2015	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	$10.4	2.70 years
Unrecognized PRSU expense	12.9	2.51 years
Unrecognized RSU/DSU expense	8.8	2.80 years
Total unrecognized stock-based compensation expense	$32.1	2.65 years

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(12) Commitments and Contingencies

(a) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials and components. Amounts committed under these programs are not significant as of September 30, 2015 and December 31, 2014.

(b) Norfolk County Retirement System, Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 20, 2012

Arthur Benning, Jr., Individually and on behalf of all others similarly situated, Plaintiff v. Tempur-Pedic International Inc., Mark A. Sarvary and Dale E. Williams; filed June 25, 2012

On June 20 and 25, 2012, the above suits were filed against the Company and two named executive officers in the United States District Court for the Eastern District of Kentucky, purportedly on behalf of a proposed class of stockholders who purchased the Company’s stock between January 25, 2012 and June 5, 2012. The complaints asserted claims under Sections 10(b) and 20(a) of the Exchange Act, alleging, among other things, false and misleading statements and concealment of material information concerning the Company’s competitive position, projected net sales, earnings per diluted share and related financial performance for the Company’s 2012 fiscal year. The plaintiffs sought damages, interest, costs, attorney’s fees, expert fees and unspecified equitable/injunctive relief. On November 2, 2012, the Court consolidated the two lawsuits and on March 6, 2013, plaintiffs filed a consolidated complaint. On March 31, 2014, the Court issued an Order granting the Company’s motion to dismiss with prejudice the consolidated complaint. The Court issued its memorandum of opinion and entered final judgment on May 23, 2014. On June 6, 2014, the plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Sixth Circuit ("Appeals Court"). Following oral argument, the Appeals Court issued an order on June 4, 2015, ruling in favor of the Company. The Plaintiff had until September 2, 2015 to file a petition seeking review by the United States Supreme Court. The Plaintiff did not file for review, therefore this matter has now been resolved in the Company's favor.

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

(d) German Regulatory Investigation. The German Federal Cartel Office ("FCO") has conducted unannounced inspections of the premises of several mattress wholesaler/manufacturers including the Company's German subsidiary. The order permitting the inspection and collection of records alleged “vertical price fixing”. Representatives of the Company met with the FCO in February 2015 but no resolution was reached. The parties met again in August 2015 and began negotiating a tentative settlement of the issues and claims asserted by the FCO, which was finalized in October 2015, with the Company agreeing to make a €15.5 million payment to resolve all matters between the parties. The Company recognized expense of $17.4 million (€15.5 million),which is presented within other expense (income), net in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015. The Company recorded a corresponding liability for this settlement, which is included within accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2015.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(e) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, and the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company has recorded a reserve as a component of accrued expenses and other current liabilities and other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 for  $2.4 million and $2.5 million, respectively, associated with this remediation project.

The Company has also undertaken a remediation of soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Energy and Environmental Protection (“DEEP”) approval of the remediation plan. In 2012, the Company submitted separate closure reports to the Connecticut DEEP for the lower portion of the site and the upper portion of the site.  The Connecticut DEEP approved the Company’s closure report for the upper portion of the site and also gave conditional approval to the Company’s closure report for the lower portion of the site.  The Company is continuing to work with the Connecticut DEEP and is performing additional testing to obtain closure for the lower portion of the site. The Company has recorded a liability in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 for approximately $0.1 million associated with the completion of the closure of its remediation efforts at the site. The Company does not believe the contamination on this site is attributable to the Company’s operations.

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

(f) Income Tax Assessments. The Company has received income tax assessments from the Danish Tax Authority (“SKAT”). The Company believes it has meritorious defenses to the proposed adjustments and plans to oppose the assessments as necessary in the appropriate Danish venue. The Company believes the litigation process to reach a final resolution of this matter could potentially extend over the next five years. If the Company is not successful in defending its position before the Tribunal or in the Danish courts that the Company owes no additional taxes, or if the Company chooses to pursue a settlement with SKAT, the Company could be required to pay a significant amount to SKAT, which could impair or reduce the Company's liquidity and profitability. In addition, the Company could choose to pursue a settlement with SKAT, which could also require the Company to pay significant amounts to SKAT. For a description of these assessments and additional information with respect to these assessments and the various related legal proceedings, see Note 13, "Income Taxes".

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(13) Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2015 and 2014 was 37.9% and 37.4%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2015 and 2014 was 33.4% and 41.0%, respectively. The Company’s income tax rate for the three and nine months ended September 30, 2015 and 2014 differed from the U.S. federal statutory rate of 35.0% principally due to changes in the Company’s uncertain tax positions, certain foreign income tax rate differentials, state and local income taxes, the production activities deduction, the non-deductibility of the settlement costs related to the antitrust investigation by the German FCO, permanent differences on the goodwill write-off associated with the disposal of the component facilities, and certain other permanent differences.

At September 30, 2015, the Company's tax basis in its top tier foreign subsidiary exceeded the Company’s book basis. Accordingly, no deferred tax has been recorded related to this basis difference. It is reasonably possible that the difference may reverse in the foreseeable future. As it relates to the book to tax basis difference with respect to the stock of each of the Company’s lower tier foreign subsidiaries, as a general matter, the book basis exceeds the tax basis in the hands of the foreign subsidiary shareholder. By operation of the tax laws of the various countries in which such subsidiaries are domiciled, in all material respects the earnings of lower tier foreign subsidiaries are not subject to tax when distributed to the foreign shareholder. It is the Company’s intent that the earnings of each lower tier foreign subsidiary, with the exception of its Danish subsidiary, will be permanently reinvested in its own operations. As it relates to the Danish subsidiary, its earnings may be distributed without any income tax impact in any case. Accordingly, no tax is provided for with respect to the book to tax basis difference of its stock.

The Company has received income tax assessments from SKAT with respect to the tax years 2001 through 2008 relating to the royalty paid by a U.S. subsidiary of Tempur Sealy International to a Danish subsidiary. The royalty is paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production processes. In its assessment, SKAT asserts that the amount of royalty rate paid by the U.S. subsidiary to the Danish subsidiary is not reflective of an arms-length transaction. Accordingly, the tax assessment received from SKAT is based, in part, on a 20% royalty rate, which is substantially higher than that historically used or deemed appropriate by the Company.

The cumulative total tax assessment at September 30, 2015 for all years for which an assessment has been received (2001 - 2008) is approximately Danish Krone ("DKK") 1,349.9 million, including interest and penalties ($203.5 million, based on the DKK to USD exchange rate on September 30, 2015). The cumulative total tax assessment at December 31, 2014 for all years for which an assessment had been received up through that date (2001 - 2008) including interest and penalties was approximately DKK 1,317.2 million ($215.1 million, based on the DKK to USD exchange rate on December 31, 2014). The increase of DKK 32.7 million is due to additional interest for the period between December 31, 2014 and September 30, 2015. In 2013, the Company was notified by SKAT that SKAT had granted the deferral to 2017 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007. In addition, during the quarter ended June 30, 2014, the Company was granted a deferral to 2018 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for 2008. SKAT has withheld refunds of VAT otherwise payable to the Company, pending resolution of this matter, and the total amount of withheld refunds at September 30, 2015 is approximately $23 million. This amount is included in other non-current assets on the condensed consolidated balance sheet. The Company filed timely protests with the Danish National Tax Tribunal (the "Tribunal") challenging the tax assessments. The Tribunal formally agreed to place the Danish tax litigation on hold pending the outcome of a Bilateral Advance Pricing Agreement ("Bilateral APA") between the United States and SKAT. A Bilateral APA involves an agreement between the Internal Revenue Service ("IRS") and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. During the third quarter of 2008, the Company filed the Bilateral APA with the IRS and SKAT. U.S. and Danish competent authorities have met several times to discuss the Company’s Bilateral APA since 2011, most recently in February 2013. At the conclusion of the February 2013 meeting the IRS and SKAT concluded that a mutually acceptable agreement on the matter could not be reached and, as a result, the Bilateral APA process was terminated. The matter is now before the Tribunal. The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. The Company believes it has meritorious defenses to the proposed adjustments and plans to oppose the assessments before the Tribunal and in the Danish courts, as necessary. As part of the Tribunal process, the Company continues to collect and analyze additional information with the assistance of outside advisers to present before the Tribunal.

As part of the Tribunal process, the Tribunal assigned an individual to serve as a case manager on the matter.  It is the responsibility of the case manager to gather data from both SKAT and the Company and independently evaluate such data.  Beginning in April 2014, the Company provided information to the case manager.  The output of the case manager’s evaluation

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

will be a non-binding recommendation made to the Tribunal on how the case manager believes the Tribunal should decide the issues.  In the first half of 2015 the case manager issued a preliminary, non-binding recommendation in favor of each of SKAT’s annual assessments.  In June 2015, at the request of the case manager, the Company submitted additional information to the case manager in response to the preliminary recommendation.  In the submission, the Company reiterated its strong objection to SKAT’s position and SKAT’s assessments and reiterated the merits of the Company’s position.  The Company expects the case manager will issue the non-binding recommendation to the Tribunal before the end of 2015 unless the issuance of the case manager's recommendation is postponed or deferred by the Tribunal. The Company will continue to monitor this matter closely and evaluate all options available to the Company to resolve this matter, including formal discussions with SKAT on a negotiated outcome or litigating the position until final resolution. In the fourth quarter of 2015, the Company expects to meet with SKAT to discuss this matter, including both the Company's and SKAT's evolving positions on this matter.

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

The Company maintains a liability for uncertain tax positions associated with this matter of approximately $19.4 million at September 30, 2015, which is based on a royalty methodology and royalty rates that the Company considers to be reflective of market transactions. This conclusion is based on the Company's evaluation of the facts and circumstances regarding this matter and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards as required by GAAP. As the Company continues to evaluate the options available to resolve this matter, whether in litigation or otherwise, it is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time.

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

If the Company is not successful in defending its position before the Tribunal or in the Danish courts, the Company could be required to pay significant amounts to SKAT in excess of any related reserve. In addition, the Company could choose to pursue a settlement with SKAT, which could also require the Company to pay significant amounts to SKAT in excess of any related reserve. Either of these outcomes could have a material adverse impact on the Company’s profitability and liquidity. In addition, prior to any ultimate resolution of this issue before the Tribunal or the Danish courts, based on a change in facts and circumstances, the Company may be required to increase its uncertain tax liability associated with this matter, which could have a material impact on the Company's reported earnings.

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

The aggregate benefit of uncertain tax positions for all matters (including the Danish royalty matter discussed above) as of September 30, 2015 and December 31, 2014 was $45.9 million and $47.6 million (exclusive of interest and penalties), respectively. Unrecognized tax benefits of $43.3 million and $44.6 million as of September 30, 2015 and December 31, 2014, respectively, would impact the effective tax rate if recognized. The Company had approximately $11.1 million and $10.3 million of accrued interest and penalties at September 30, 2015 and December 31, 2014, respectively.

During 2014, the Company was advised by the IRS that the tax years 2010 and 2011 would not be examined but that 2012 would be examined. That examination was finalized in the second quarter of 2015 with no material adjustments. In the quarter ended September 30, 2015, the Company was advised by the IRS that federal income tax return for 2013 would be examined. The examination had not yet begun. With few exceptions, the Company is no longer subject to tax examinations by the U.S. state and local municipalities for periods prior to 2006, and in non-U.S. jurisdictions for periods prior to 2001. As it relates to Sealy for years prior to the Sealy Acquisition, Sealy or one of its subsidiaries was required to file income tax returns in the U.S. federal

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

jurisdiction, and various states and foreign jurisdictions. Sealy’s U.S. federal income tax returns and with few exceptions its foreign income tax returns are no longer subject to examination for years prior to 2006. Generally Sealy’s state and local jurisdiction income tax returns are no longer subject to examination for years prior to 2010.

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
(14) Major Customers

The top five customers accounted for 40.6% and 35.1% of the Company’s net sales for the three months ended September 30, 2015 and 2014, respectively. The top five customers accounted for 39.6% and 33.6% of the Company's net sales for the nine months ended September 30, 2015 and 2014, respectively. Net sales from one customer (Mattress Firm Holding Corp.) represented more than 10.0% of net sales for the three and nine months ended September 30, 2015 and 2014, which is represented in the North America segment. The top five customers also accounted for 35.6% and 32.0% of accounts receivable as of September 30, 2015 and December 31, 2014, respectively.
(15) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International. As presented on the Company's Condensed Consolidated Statement of Income, the Company has included the effect of the $0.2 million and $1.1 million Comfort Revolution redemption value adjustment, net of tax, for the three and nine months ended September 30, 2015 in Net income attributable to Tempur Sealy International, Inc. below. As of September 30, 2014, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three and nine months ended September 30, 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per common share amounts)	2015	2014	2015	2014
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$40.2	$37.1	$84.8	$62.3

Denominator:
Denominator for basic earnings per common share-weighted average shares	62.1	60.9	61.4	60.8
Effect of dilutive securities:
Employee stock-based compensation	0.8	1.2	1.1	1.2
Denominator for diluted earnings per common share-adjusted weighted average shares	62.9	62.1	62.5	62.0

Basic earnings per common share	$0.65	$0.61	$1.38	$1.02

Diluted earnings per common share	$0.64	$0.60	$1.36	$1.00

The Company excluded 0.0 million and 0.1 million shares issuable upon exercise of outstanding stock options for the three months ended September 30, 2015 and 2014, respectively, and excluded 0.1 million and 0.3 million shares issuable upon exercise of outstanding stock options for the nine months ended September 30, 2015 and 2014, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(16) Segment Information

Effective January 1, 2015, the Company realigned its organizational structure in light of the progress made in 2013 and 2014 integrating Sealy into its business. As a result of these changes, information that the Company's chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed such that it is based on geography.

As a result of this realignment, the Company updated its segment reporting. Effective January 1, 2015, the Company operates in two segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. The North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S. and Canada. The International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America. The Company evaluates segment performance based on net sales, gross profit and operating income.

The Company’s North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company’s accompanying Condensed Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payables.

The historical information presented in the tables below has been restated for the change in the composition of the segments.

The following table summarizes total assets by segment:

	September 30,	December 31,
(in millions)	2015	2014
North America	$2,573.2	$2,507.4
International	484.0	474.3
Corporate	709.2	858.5
Inter-segment eliminations	(1,027.0)	(1,177.6)
Total assets	$2,739.4	$2,662.6

     The following table summarizes property, plant and equipment, net by segment:

	September 30,	December 31,
(in millions)	2015	2014
North America	$239.0	$240.5
International	55.3	60.3
Corporate	66.2	54.8
Total property, plant and equipment, net	$360.5	$355.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information for the three months ended September 30, 2015:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$690.8	$110.2	$—	$—	$801.0
Other sales	50.4	28.6	—	—	79.0
Net sales	741.2	138.8	—	—	880.0

Inter-segment sales	$1.0	$0.2	$—	$(1.2)	$—
Gross profit	287.7	71.9	—	—	359.6
Inter-segment royalty expense (income)	2.0	(2.0)	—	—	—
Operating income (loss)	118.4	23.0	(30.5)	—	110.9
Income (loss) before income taxes	114.4	1.7	(50.2)	—	65.9

Depreciation and amortization(1)	$11.3	$4.0	$7.7	$—	$23.0
Capital expenditures	5.6	4.4	7.1	—	17.1

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the three months ended September 30, 2014:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$645.8	$109.5	$—	$—	$755.3
Other sales	39.5	32.6	—	—	72.1
Net sales	685.3	142.1	—	—	827.4

Inter-segment sales	$2.0	$0.1	$—	$(2.1)	$—
Gross profit	243.9	74.6	—	—	318.5
Inter-segment royalty expense (income)	1.7	(1.7)	—	—	—
Operating income (loss)	86.4	26.1	(25.4)	—	87.1
Income (loss) before income taxes	83.2	25.3	(48.6)	—	59.9

Depreciation and amortization(1)	$10.8	$3.8	$7.0	$—	$21.6
Capital expenditures	5.1	3.9	4.4	—	13.4

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information for the nine months ended September 30, 2015:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$1,854.2	$333.9	$—	$—	$2,188.1
Other sales	111.4	84.4	—	—	195.8
Net sales	1,965.6	418.3	—	—	2,383.9

Inter-segment sales	$4.5	$0.5	$—	$(5.0)	$—
Gross profit	718.2	217.6	—	—	935.8
Inter-segment royalty expense (income)	5.3	(5.3)	—	—	—
Operating income (loss)	240.9	72.0	(95.6)	—	217.3
Income (loss) before income taxes	233.0	47.8	(150.3)	—	130.5

Depreciation and amortization(1)	$33.5	$12.1	$25.7	$—	$71.3
Capital expenditures	23.7	9.8	17.6	—	51.1

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the nine months ended September 30, 2014:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$1,710.8	$337.9	$—	$—	$2,048.7
Other sales	105.0	90.6	—	—	195.6
Net sales	1,815.8	428.5	—	—	2,244.3

Inter-segment sales	$3.8	$0.2	$—	$(4.0)	$—
Gross profit	624.8	231.5	—	—	856.3
Inter-segment royalty expense (income)	4.6	(4.6)	—	—	—
Operating income (loss)	188.3	83.9	(72.4)	—	199.8
Income (loss) before income taxes	163.1	80.5	(137.1)	—	106.5

Depreciation and amortization(1)	$36.7	$12.0	$18.4	$—	$67.1
Capital expenditures	12.2	9.2	8.9	—	30.3

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

	September 30,	December 31,
(in millions)	2015	2014
United States	$298.0	$287.3
Canada	7.2	8.0
Other International	55.3	60.3
Total property, plant and equipment, net	$360.5	$355.6
Total International	$62.5	$68.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes net sales by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
United States	$684.8	$624.8	$1,813.4	$1,653.1
Canada	56.4	60.5	152.2	162.7
Other International	138.8	142.1	418.3	428.5
Total net sales	$880.0	$827.4	$2,383.9	$2,244.3
Total International	$195.2	$202.6	$570.5	$591.2
(17) Guarantor/Non-Guarantor Financial Information

The $375.0 million and $450.0 million aggregate principal amount of 2020 Senior Notes and 2023 Senior Notes (collectively the "Senior Notes"), respectively, are general unsecured senior obligations of Tempur Sealy International and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by all of Tempur Sealy International’s 100% directly or indirectly owned current and future domestic subsidiaries (the "Combined Guarantor Subsidiaries"). The foreign subsidiaries (the "Combined Non-Guarantor Subsidiaries") represent the foreign operations of the Company and do not guarantee the Senior Notes. A subsidiary guarantor will be released from its obligations under the applicable indenture governing the Senior Notes when: (a) the subsidiary guarantor is sold or sells all or substantially all of its assets; (b) the subsidiary is declared "unrestricted" under the applicable indenture governing the Senior Notes; (c) the subsidiary’s guarantee of indebtedness under the 2012 Credit Agreement (as it may be amended, refinanced or replaced) is released (other than a discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the applicable indenture have been satisfied. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned subsidiary guarantors and non-guarantor subsidiaries. The Company has accounted for its investments in its subsidiaries under the equity method.

The following financial information presents Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Operations and Comprehensive Income
Three Months Ended September 30, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$697.8	$195.6	$(13.4)	$880.0
Cost of sales	—	427.2	106.6	(13.4)	520.4
Gross profit	—	270.6	89.0	—	359.6
Selling and marketing expenses	1.1	129.4	45.1	—	175.6
General, administrative and other expenses	4.2	59.1	16.5	—	79.8
Equity income in earnings of unconsolidated affiliates	—	—	(2.0)	—	(2.0)
Royalty income, net of royalty expense	—	(4.7)	—	—	(4.7)
Operating (loss) income	(5.3)	86.8	29.4	—	110.9

Other expense, net:
Third party interest expense, net	6.7	25.8	0.7	—	33.2
Intercompany interest expense (income), net	8.3	(8.9)	0.6	—	—
Interest expense, net	15.0	16.9	1.3	—	33.2
Other (income) expense, net	—	(8.6)	20.4	—	11.8
Total other expense, net	15.0	8.3	21.7	—	45.0

Income from equity investees	55.0	1.4	—	(56.4)	—

Income before income taxes	34.7	79.9	7.7	(56.4)	65.9
Income tax benefit (provision)	6.2	(24.9)	(6.3)	—	(25.0)
Net income before non-controlling interest	40.9	55.0	1.4	(56.4)	40.9
Less: Net income attributable to non-controlling interest	0.7	0.7	—	(0.7)	0.7
Net income attributable to Tempur Sealy International, Inc.	$40.2	$54.3	$1.4	$(55.7)	$40.2

Comprehensive income attributable to Tempur Sealy International, Inc.	$24.6	$53.9	$(21.3)	$(32.6)	$24.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Operations and Comprehensive Income
Three Months Ended September 30, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$639.3	$203.9	$(15.8)	$827.4
Cost of sales	—	414.7	110.0	(15.8)	508.9
Gross profit	—	224.6	93.9	—	318.5
Selling and marketing expenses	0.8	121.1	44.9	—	166.8
General, administrative and other expenses	3.8	49.5	17.5	—	70.8
Equity income in earnings of unconsolidated affiliates	—	—	(1.8)	—	(1.8)
Royalty income, net of royalty expense	—	(4.4)	—	—	(4.4)
Operating (loss) income	(4.6)	58.4	33.3	—	87.1

Other expense, net:
Third party interest expense, net	6.7	17.9	0.7	—	25.3
Intercompany interest expense (income), net	8.2	(8.7)	0.5	—	—
Interest expense, net	14.9	9.2	1.2	—	25.3
Loss on disposal, net	—	2.8	—	—	2.8
Other income, net	—	(0.7)	(0.2)	—	(0.9)
Total other expense, net	14.9	11.3	1.0	—	27.2

Income from equity investees	50.0	25.3	—	(75.3)	—

Income before income taxes	30.5	72.4	32.3	(75.3)	59.9
Income tax benefit (provision)	7.0	(22.4)	(7.0)	—	(22.4)
Net income before non-controlling interest	37.5	50.0	25.3	(75.3)	37.5
Less: Net income attributable to non-controlling interest	0.4	0.4	—	(0.4)	0.4
Net income attributable to Tempur Sealy International, Inc.	$37.1	$49.6	$25.3	$(74.9)	$37.1

Comprehensive income attributable to Tempur Sealy International, Inc.	$14.5	$47.3	$0.5	$(47.8)	$14.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Operations and Comprehensive Income
Nine Months Ended September 30, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,849.2	$572.7	$(38.0)	$2,383.9
Cost of sales	—	1,173.6	312.5	(38.0)	1,448.1
Gross profit	—	675.6	260.2	—	935.8
Selling and marketing expenses	2.8	358.1	137.1	—	498.0
General, administrative and other expenses	15.3	177.5	49.8	—	242.6
Equity income in earnings of unconsolidated affiliates	—	—	(8.4)	—	(8.4)
Royalty income, net of royalty expense	—	(13.7)	—	—	(13.7)
Operating (loss) income	(18.1)	153.7	81.7	—	217.3

Other expense, net:
Third party interest expense, net	20.1	52.0	2.0	—	74.1
Intercompany interest expense (income), net	24.6	(26.5)	1.9	—	—
Interest expense, net	44.7	25.5	3.9	—	74.1
Other (income) expense, net	—	(8.2)	20.9	—	12.7
Total other expense, net	44.7	17.3	24.8	—	86.8

Income from equity investees	130.0	40.1	—	(170.1)	—

Income before income taxes	67.2	176.5	56.9	(170.1)	130.5
Income tax benefit (provision)	19.7	(46.5)	(16.8)	—	(43.6)
Net income before non-controlling interest	86.9	130.0	40.1	(170.1)	86.9
Less: Net income attributable to non-controlling interest	2.1	2.1	—	(2.1)	2.1
Net income attributable to Tempur Sealy International, Inc.	$84.8	$127.9	$40.1	$(168.0)	$84.8

Comprehensive income attributable to Tempur Sealy International, Inc.	$40.2	$127.5	$(14.0)	$(113.5)	$40.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Operations and Comprehensive Income
Nine Months Ended September 30, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,684.1	$592.7	$(32.5)	$2,244.3
Cost of sales	—	1,112.6	307.9	(32.5)	1,388.0
Gross profit	—	571.5	284.8	—	856.3
Selling and marketing expenses	1.7	326.5	136.8	—	465.0
General, administrative and other expenses	9.5	148.6	52.5	—	210.6
Equity income in earnings of unconsolidated affiliates	—	—	(5.6)	—	(5.6)
Royalty income, net of royalty expense	—	(13.5)	—	—	(13.5)
Operating (loss) income	(11.2)	109.9	101.1	—	199.8

Other expense, net:
Third party interest expense, net	20.2	48.6	1.7	—	70.5
Intercompany interest expense (income), net	24.4	(25.9)	1.5	—	—
Interest expense, net	44.6	22.7	3.2	—	70.5
Loss on disposal, net	—	23.2	—	—	23.2
Other (income) expense, net	—	(1.6)	1.2	—	(0.4)
Total other expense, net	44.6	44.3	4.4	—	93.3

Income from equity investees	99.2	74.8	—	(174.0)	—

Income before income taxes	43.4	140.4	96.7	(174.0)	106.5
Income tax benefit (provision)	19.4	(41.2)	(21.9)	—	(43.7)
Net income before non-controlling interest	62.8	99.2	74.8	(174.0)	62.8
Less: Net income attributable to non-controlling interest	0.5	0.5	—	(0.5)	0.5
Net income attributable to Tempur Sealy International, Inc.	$62.3	$98.7	$74.8	$(173.5)	$62.3

Comprehensive income attributable to Tempur Sealy International, Inc.	$43.6	$98.8	$53.4	$(152.2)	$43.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Balance Sheets
September 30, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$40.0	$31.8	$—	$71.8
Accounts receivable, net	—	304.2	150.5	—	454.7
Inventories, net	—	152.7	60.4	—	213.1
Income taxes receivable	184.8	—	—	(184.8)	—
Prepaid expenses and other current assets	0.4	31.0	32.1	—	63.5
Deferred income taxes	15.0	30.0	6.2	—	51.2
Total Current Assets	200.2	557.9	281.0	(184.8)	854.3
Property, plant and equipment, net	—	298.0	62.5	—	360.5
Goodwill	—	501.4	211.3	—	712.7
Other intangible assets, net	—	615.5	86.8	—	702.3
Deferred income taxes	—	—	9.3	—	9.3
Other non-current assets	5.6	51.6	43.1	—	100.3
Net investment in subsidiaries	1,982.0	—	—	(1,982.0)	—
Due from affiliates	114.9	2,103.0	6.6	(2,224.5)	—
Total Assets	$2,302.7	$4,127.4	$700.6	$(4,391.3)	$2,739.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$217.2	$55.1	$—	$272.3
Accrued expenses and other current liabilities	7.8	198.8	84.7	—	291.3
Deferred income taxes	—	—	0.2	—	0.2
Income taxes payable	—	189.9	12.6	(184.8)	17.7
Current portion of long-term debt	—	166.8	7.0	—	173.8
Total Current Liabilities	7.8	772.7	159.6	(184.8)	755.3
Long-term debt	375.0	937.5	—	—	1,312.5
Deferred income taxes	—	216.9	25.5	—	242.4
Other non-current liabilities	—	109.1	6.5	—	115.6
Due to affiliates	1,606.3	109.2	617.9	(2,333.4)	—
Total Liabilities	1,989.1	2,145.4	809.5	(2,518.2)	2,425.8

Redeemable non-controlling interest	14.3	14.3	—	(14.3)	14.3

Total Stockholders’ Equity	299.3	1,967.7	(108.9)	(1,858.8)	299.3
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,302.7	$4,127.4	$700.6	$(4,391.3)	$2,739.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Balance Sheets
December 31, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.4	$25.5	$36.6	$—	$62.5
Accounts receivable, net	—	241.2	144.6	—	385.8
Inventories, net	—	158.3	58.9	—	217.2
Income taxes receivable	144.1	—	—	(144.1)	—
Prepaid expenses and other current assets	—	28.2	28.3	—	56.5
Deferred income taxes	12.4	26.8	5.2	—	44.4
Total Current Assets	156.9	480.0	273.6	(144.1)	766.4
Property, plant and equipment, net	—	287.3	68.3	—	355.6
Goodwill	—	557.2	179.3	—	736.5
Other intangible assets, net	—	611.9	115.2	—	727.1
Deferred income taxes	—	—	8.6	—	8.6
Other non-current assets	6.3	46.4	15.7	—	68.4
Net investment in subsidiaries	1,808.4	—	—	(1,808.4)	—
Due from affiliates	51.4	2,226.0	5.3	(2,282.7)	—
Total Assets	$2,023.0	$4,208.8	$666.0	$(4,235.2)	$2,662.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$170.4	$56.0	$—	$226.4
Accrued expenses and other current liabilities	1.4	166.1	65.8	—	233.3
Deferred income taxes	—	—	0.2	—	0.2
Income taxes payable	—	163.0	(6.9)	(144.1)	12.0
Current portion of long-term debt	—	61.8	4.6	—	66.4
Total Current Liabilities	1.4	561.3	119.7	(144.1)	538.3
Long-term debt	375.0	1,160.9	—	—	1,535.9
Deferred income taxes	—	229.1	29.7	—	258.8
Other non-current liabilities	—	109.3	5.0	—	114.3
Due to affiliates	1,431.3	340.2	849.4	(2,620.9)	—
Total Liabilities	1,807.7	2,400.8	1,003.8	(2,765.0)	2,447.3

Redeemable non-controlling interest	12.6	12.6	—	(12.6)	12.6

Total Stockholders’ Equity	202.7	1,795.4	(337.8)	(1,457.6)	202.7
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,023.0	$4,208.8	$666.0	$(4,235.2)	$2,662.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(63.3)	$158.5	$38.0	$—	$133.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of business and other	—	7.2	—	—	7.2
Purchases of property, plant and equipment	—	(40.3)	(10.8)	—	(51.1)
Other	—	—	(0.3)	—	(0.3)
Net cash (used in) investing activities	—	(33.1)	(11.1)	—	(44.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 2023 Notes	—	450.0	—	—	450.0
Proceeds from borrowings under long-term debt obligations	—	402.9	2.5	—	405.4
Repayments of borrowings under long-term debt obligations	—	(974.4)	—	—	(974.4)
Net activity in investment in and advances from (to) subsidiaries and affiliates	22.8	19.5	(42.3)		—
Proceeds from exercise of stock options	16.7	—	—	—	16.7
Excess tax benefit from stock-based compensation	19.7	—	—	—	19.7
Proceeds from issuance of treasury shares	5.0	—	—	—	5.0
Treasury stock repurchased	(1.3)	—	—	—	(1.3)
Payment of deferred financing costs	—	(6.4)	—	—	(6.4)
Other	—	(2.5)	0.4	—	(2.1)
Net cash provided by (used in) financing activities	62.9	(110.9)	(39.4)	—	(87.4)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	7.7	—	7.7
(Decrease) increase in cash and cash equivalents	(0.4)	14.5	(4.8)	—	9.3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0.4	25.5	36.6	—	62.5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$40.0	$31.8	$—	$71.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(41.1)	$146.0	$76.0	$—	$180.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	—	(8.5)	—	(8.5)
Proceeds from disposition of business	—	43.5	—		43.5
Purchases of property, plant and equipment	—	(20.7)	(9.6)	—	(30.3)
Other	—	2.9	(0.9)	—	2.0
Net cash provided by (used in) investing activities	—	25.7	(19.0)	—	6.7

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	239.5	—	—	239.5
Repayments of borrowings under long-term debt obligations	—	(432.7)	—	—	(432.7)
Net activity in investment in and advances from (to) subsidiaries and affiliates	38.1	32.5	(70.6)	—	—
Proceeds from exercise of stock options	3.9	—	—	—	3.9
Excess tax benefit from stock-based compensation	1.6	—	—	—	1.6
Treasury stock repurchased	(2.2)	—	—	—	(2.2)
Other	—	(1.2)	1.6	—	0.4
Net cash provided by (used in) financing activities	41.4	(161.9)	(69.0)	—	(189.5)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2.7	—	2.7
Increase (decrease) in cash and cash equivalents	0.3	9.8	(9.3)	—	0.8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	30.9	50.1	—	81.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.3	$40.7	$40.8	$—	$81.8

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and nine months ended September 30, 2015, including the following topics:

•	an overview of our business and strategy;

•	factors impacting results of operations;

•	results of operations including our net sales and costs in the periods presented as well as changes between periods;

•	expected sources of liquidity for future operations; and

•	our use of certain non-GAAP financial measures.

Business Overview

General

We are the world's largest bedding provider. We develop, manufacture, market and distribute bedding products, which we sell globally in approximately 100 countries. Our brand portfolio includes many highly recognized brands in the industry, including TEMPUR®, Tempur-Pedic®, Sealy®, Sealy Posturepedic® and Stearns & Foster®. Our comprehensive suite of bedding products offers a variety of products to consumers across a broad range of channels.

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

Strategy

We are the world’s largest bedding provider and the only provider with global scale. We believe our future growth potential is significant in our existing markets and through expansion into new markets. Our goal is to improve the sleep of more people, every night, all around the world. It is our goal to become the market leader in every country we operate in.  In order to achieve our long-term growth potential while managing the current economic and competitive environment, our strategy will focus on the following key strategic priorities: leveraging and strengthening our comprehensive portfolio of iconic brands and products; expanding global distribution and seeking highest dealer advocacy; expanding margins with a focus on driving significant cost improvement; leveraging our global scale for competitive advantage; and, where appropriate, making accretive acquisitions of licensees and joint ventures. Successful execution of these strategic priorities is expected to result in above-industry sales and earnings growth and strong cash flow that will be used to reduce debt to the extent appropriate and return value to stockholders.

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

Exchange Rates

As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign currency exchange rates. Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between our subsidiaries and their customers and suppliers, as well as among certain subsidiaries. These hedging transactions may not succeed in managing our foreign currency exchange rate risk. Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Additionally, the operations of our foreign currency denominated subsidiaries result in foreign currency translation fluctuations in our consolidated operating results. These operations do not constitute transactions which qualify for hedge accounting treatment. Therefore, we do not hedge the translation of foreign currency operating results into the U.S. dollar. Should currency rates change sharply, our results could be negatively impacted. Foreign currency exchange rate changes negatively impacted our net income by approximately 13.9% and 16.1% in the three and nine months ended September 30, 2015, respectively. In the fourth quarter of 2015, we expect foreign currency exchange rate changes will continue to negatively impact our results of operations when compared to the prior year.

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

Our North America segment competes in the non-innerspring, innerspring and hybrid mattress categories, and contributed 84.2% and 82.5% of our net sales for the three and nine months ended September 30, 2015, respectively. These mattress categories are highly competitive, with many competitor products supported by aggressive marketing campaigns and promotions. As a result of this competition, our results could be impacted.

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

In the fourth quarter of 2015, we expect gross margin to benefit from improvement in our North America segment gross margin, primarily driven by sourcing improvements, operational efficiencies and pricing actions. We expect this improvement to be partially offset by a decrease in the gross margin in our International segment, which we expect will decrease as a result of the introduction of Sealy products and unfavorable foreign exchange rates.

New Product Development and Introduction

Each year we invest significant time and resources in research and development to improve our product offerings. There are a number of risks inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, product introduction costs, the speed of the rollout of the product and manufacturing inefficiencies may be greater than anticipated, which could impact profitability. We do not expect significant new product introductions in the fourth quarter of 2015.

Financial Leverage and Liquidity

As of September 30, 2015, we had $1,486.3 million of debt outstanding, and our stockholders’ equity was $299.3 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available. As of September 30, 2015, our ratio of funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement was 3.53 times, within the covenant in our debt agreements which limited this ratio to 4.75 times as of September 30, 2015. For more information on this non-GAAP measure and compliance with our 2012 Credit Agreement, please refer to the section set forth below titled "Non-GAAP Financial Information".

Integration

Our acquisition of Sealy and its subsidiaries ("Sealy Acquisition") was significant, and the organizational integration of the legacy Tempur and Sealy businesses is complete. Through 2014, we aligned our organizational structure by establishing common leadership and realigning employees throughout the business. This organizational integration resulted in relocation, severance and retention program costs. The operational integration of the legacy Tempur and Sealy businesses is ongoing in our North America and International segments. In our North America segment, we are consolidating our distribution network and restructuring our Sealy domestic manufacturing facilities. In our International segment, we have acquired the Sealy brand rights for continental Europe and Japan and are introducing Sealy products in those markets. In 2015, we have continued to focus on consolidating our distribution network, transforming our Sealy domestic manufacturing facilities and introducing Sealy products in Europe and Japan.

We currently expect integration activities to continue through the first half of 2016, and we expect the level of integration expense to decrease over this period. If we are unable to efficiently complete our integration initiatives, this could disrupt our product supply and increase our distribution and other operating costs. The integration may also impose substantial demands on our management and our employees, and we may also experience difficulties in maintaining employee morale and retaining key employees.

Danish Tax Proceeding

As described in Note 13 to the Notes to Condensed Consolidated Financial Statements included in Part I of this Report, the Company is the subject of significant outstanding tax assessments asserted by the Danish taxing authority. Any decision by the Company to achieve a negotiated settlement of this matter, or if the Company does not enter into a negotiated settlement of this matter, a negative outcome in the related legal proceedings could require the Company to make significant payments, which could have a material adverse effect on the Company’s results of operations and liquidity. In addition, if the Company is required to increase its uncertain tax liability for this matter, based on a changes in facts and circumstances, this could have a material impact on the Company's reported earnings.

Results of Operations

A summary of our results for the three months ended September 30, 2015 include:

•
Total net sales increased 6.4% to $880.0 million from $827.4 million in the third quarter of 2014. On a constant currency basis (see below), total net sales increased 10.6%, with growth in both the North America and International business segments.

•
Gross margin under U.S. generally accepted accounting principles ("GAAP") was 40.9% as compared to 38.5% in the third quarter of 2014. Adjusted gross margin, which is a non-GAAP financial measure, was 41.3% as compared to 38.8% in the third quarter of 2014.

•
Earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, increased 14.3% to $121.4 million as compared to $106.2 million for the third quarter of 2014. Adjusted EBITDA, which is a non-GAAP financial measure, increased 19.1% to $142.3 million as compared to $119.5 million for the third quarter of 2014.

•
Operating income was $110.9 million as compared to $87.1 million in the third quarter of 2014. Operating income included $5.5 million of integration costs, $5.2 million of additional costs related to executive management transition and related retention compensation and $2.4 million of restructuring costs. Operating income in the third quarter of 2014 included $10.9 million of integration and financing costs. Adjusted operating income, which is a non-GAAP financial measure, was $124.0 million, or 14.1% of net sales, as compared to $98.0 million, or 11.8% of net sales in the third quarter of 2014.

•
Net income increased 8.4% to $40.2 million as compared to $37.1 million in the third quarter of 2014. The Company reported adjusted net income, which is a non-GAAP financial measure, of $69.9 million as compared to adjusted net income of $54.8 million in the  third quarter of 2014, an increase of 27.6%. On a constant currency basis, adjusted net income increased 37.7%.

•
Earnings per diluted share ("EPS") increased to $0.64 as compared to $0.60 in the third quarter of 2014. Adjusted EPS, which is a non-GAAP financial measure, increased 26.1% to $1.11 as compared to adjusted EPS of $0.88 in the third quarter of 2014. On a constant currency basis, adjusted EPS increased 36.4%.

A summary of our results for the nine months ended September 30, 2015 include:

•
Net sales increased 6.2% to $2,383.9 million from $2,244.3 million in the nine months ended September 30, 2014, driven by strong performance in the North America segment. On a constant currency basis, total net sales increased 10.3%.

•	Net income increased 36.1% to $84.8 million from $62.3 million in the nine months ended September 30, 2014.

•	EPS increased 36.0% to $1.36 from $1.00 in the nine months ended September 30, 2014.

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

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended September 30,
(in millions, except per share amounts)	2015		2014
Net sales	$880.0	100.0%	$827.4	100.0%
Cost of sales	520.4	59.1	508.9	61.5
Gross profit	359.6	40.9	318.5	38.5
Selling and marketing expenses	175.6	20.0	166.8	20.2
General, administrative and other expenses	79.8	9.0	70.8	8.6
Equity income in earnings of unconsolidated affiliates	(2.0)	(0.2)	(1.8)	(0.2)
Royalty income, net of royalty expense	(4.7)	(0.5)	(4.4)	(0.6)
Operating income	110.9	12.6	87.1	10.5

Other expense, net:
Interest expense, net	33.2	3.8	25.3	3.1
Loss on disposal, net	—	—	2.8	0.3
Other expense (income), net	11.8	1.3	(0.9)	(0.1)
Total other expense, net	45.0	5.1	27.2	3.3

Income before income taxes	65.9	7.5	59.9	7.2
Income tax provision	(25.0)	(2.8)	(22.4)	(2.7)
Net income before non-controlling interest	40.9	4.7	37.5	4.5
Less: Net income attributable to non-controlling interest(1),(2)	0.7	0.1	0.4	—
Net income attributable to Tempur Sealy International, Inc.	$40.2	4.6%	$37.1	4.5%

Earnings per common share:
Basic	$0.65		$0.61
Diluted	$0.64		$0.60

Weighted average common shares outstanding:
Basic	62.1		60.9
Diluted	62.9		62.1

(1)
Income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended September 30, 2015 and 2014 represented $0.5 million and $0.4 million, respectively.

(2)
The Company recorded a $0.2 million redemption value adjustment, net of tax, for the three months ended September 30, 2015 to adjust the carrying value of the redeemable non-controlling interest as of September 30, 2015 to its redemption value. As of September 30, 2014, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three months ended September 30, 2014.

	Nine Months Ended September 30,
(in millions, except per share amounts)	2015		2014
Net sales	$2,383.9	100.0%	$2,244.3	100.0%
Cost of sales	1,448.1	60.7	1,388.0	61.8
Gross profit	935.8	39.3	856.3	38.2
Selling and marketing expenses	498.0	20.9	465.0	20.7
General, administrative and other expenses	242.6	10.2	210.6	9.4
Equity income in earnings of unconsolidated affiliates	(8.4)	(0.3)	(5.6)	(0.2)
Royalty income, net of royalty expense	(13.7)	(0.6)	(13.5)	(0.6)
Operating income	217.3	9.1	199.8	8.9

Other expense, net:
Interest expense, net	74.1	3.1	70.5	3.1
Loss on disposal, net	—	—	23.2	1.1
Other expense (income), net	12.7	0.5	(0.4)	—
Total other expense, net	86.8	3.6	93.3	4.2

Income before income taxes	130.5	5.5	106.5	4.7
Income tax provision	(43.6)	(1.9)	(43.7)	(1.9)
Net income before non-controlling interest	86.9	3.7	62.8	2.8
Less: Net income attributable to non-controlling interest(1),(2)	2.1	0.1	0.5	—
Net income attributable to Tempur Sealy International, Inc.	$84.8	3.6%	$62.3	2.8%

Earnings per common share:
Basic	$1.38		$1.02
Diluted	$1.36		$1.00

Weighted average common shares outstanding:
Basic	61.4		60.8
Diluted	62.5		62.0

(1)
Income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the nine months ended September 30, 2015 and 2014 represented $1.0 million and $0.5 million, respectively.

(2)
The Company recorded a $1.1 million redemption value adjustment, net of tax, for the nine months ended September 30, 2015 to adjust the carrying value of the redeemable non-controlling interest as of September 30, 2015 to its redemption value. As of September 30, 2014, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the nine months ended September 30, 2014.

CONSOLIDATED SUMMARY

Net sales and gross profit

(in millions,	Three Months Ended September 30,			Nine Months Ended September 30,
except percentages)	2015	2014	% Change	2015	2014	% Change
Net sales	$880.0	$827.4	6.4%	2,383.9	$2,244.3	6.2%

Net sales by segment:
North America	$741.2	$685.3	8.2%	1,965.6	1,815.8	8.2%
International	138.8	142.1	(2.3)%	418.3	428.5	(2.4)%

Gross profit	$359.6	$318.5	12.9%	935.8	856.3	9.3%
Gross margin	40.9%	38.5%		39.3%	38.2%

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

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Net sales increased $52.6 million, or 6.4%. On a constant currency basis, net sales increased approximately 10.6%, primarily due to growth in our North America segment. North America net sales grew at 8.2%, driven primarily by strong U.S. net sales growth across both the Tempur-Pedic and Sealy brands. International net sales decreased by 2.3%, driven primarily by unfavorable foreign exchange rates. On a constant currency basis, International net sales increased approximately 14.1%, primarily due to strong growth in Asia-Pacific and Latin America.

Gross profit increased $41.1 million, and gross margin increased 240 basis points. The increase in consolidated gross margin was primarily due to supply chain and sourcing improvements of 280 basis points and 2015 pricing actions which increased gross margin 60 basis points in the third quarter of 2015 as compared to the same period in 2014. These factors were partially offset by unfavorable product mix of 140 basis points. The principal factors that impacted gross margin by segment are discussed below in their respective segment discussions.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Net sales increased $139.6 million, or 6.2%. On a constant currency basis, net sales increased approximately 10.3%, primarily due to growth in our North America segment. North America net sales grew at 8.2%, driven primarily by strong U.S. net sales growth across both the Tempur-Pedic and Sealy brands. International net sales decreased by 2.4%, driven primarily by unfavorable foreign exchange rates. On a constant currency basis, International net sales increased approximately 13.6%, due to continued growth in Asia-Pacific and Latin America.

Gross profit increased $79.5 million, and gross margin increased 110 basis points. The increase in consolidated gross margin was primarily due to supply chain and sourcing improvements of 250 basis points and a favorable decrease in discounts of 70 basis points and 2015 pricing actions which increased gross margin 40 basis points in the nine months ended September 30, 2015 as compared to the same period in 2014. These factors were partially offset by unfavorable product mix of 240 basis points. The principal factors that impacted gross margin by segment are discussed below in their respective segment discussions.

OPERATING EXPENSES

Selling and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	% Change	2015	2014	% Change
Total selling and marketing	$175.6	$166.8	5.3%	$498.0	$465.0	7.1%
As a percent of net sales	20.0%	20.2%		20.9%	20.7%
Advertising expenses	$103.1	$92.2	11.8%	$280.2	244.4	14.6%
As a percent of net sales	11.7%	11.1%		11.8%	10.9%
Other selling and marketing expenses	$72.5	$74.6	(2.8)%	$217.8	220.6	(1.3)%
As a percent of net sales	8.2%	9.1%		9.1%	9.8%

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

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Selling and marketing expenses increased $8.8 million, or 5.3%, and decreased slightly as a percentage of net sales.

Our advertising expenses increased $10.9 million, or 11.8%, and increased slightly as a percentage of net sales. The increase in advertising expenses was primarily due to an $11.3 million increase in our North America segment, which was primarily driven by improved participation in our retail cooperative advertising programs. This increase was offset by a slight decrease in our International segment.

All other selling and marketing expenses decreased $2.1 million, or 2.8%, and decreased slightly as a percentage of net sales. The decrease to other selling and marketing expenses is primarily due to a $3.2 million decrease in the North America segment due to fewer in-store marketing investments in the third quarter of 2015 as compared to the same period in 2014 when we rolled out new point of purchase displays to support new product launches. This was partially offset by a $1.0 million increase in our International segment, driven primarily by restructuring charges related to headcount reductions in the third quarter of 2015 as compared to the same period in 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Selling and marketing expenses increased $33.0 million, or 7.1%, and increased slightly as a percentage of net sales.

Our advertising expenses increased $35.8 million, or 14.6%, and increased slightly as a percentage of net sales. The increase in advertising expenses was primarily due to a $41.4 million increase in our North America segment, which was primarily driven by improved participation in our retail cooperative advertising programs. This increase was offset by a $5.6 million decrease in our International segment, which was primarily due to fewer advertising campaigns related to new product introductions in the nine months ended September 30, 2015 as compared to the same period in 2014.

All other selling and marketing expenses decreased $2.8 million to $217.8 million in the nine months ended September 30, 2015 as compared to $220.6 million in the same period in 2014, and decreased slightly as a percentage of net sales. Other selling and marketing expenses in our North America segment decreased $11.1 million due to fewer in-store marketing investments in the nine months ended September 30, 2015 as compared to the same period in 2014 when we rolled out new point of purchase displays to support new product launches. This was primarily offset by a $7.6 million increase in our International segment, driven primarily by additional Company-owned stores and costs associated with marketing and distributing Sealy products in Europe and Japan in the nine months ended September 30, 2015 as compared to the same period in 2014.

General, Administrative and Other Expenses

(in millions,	Three Months Ended September 30,			Nine Months Ended September 30,
except percentages)	2015	2014	% Change	2015	2014	% Change
General, administrative and other expenses	$79.8	$70.8	12.7%	$242.6	$210.6	15.2%
As a percent of net sales	9.0%	8.6%		10.2%	9.4%

General, administrative and other expenses include salaries and related expenses, information technology, professional fees, depreciation of buildings, furniture and fixtures, machinery, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs.

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

General, administrative and other expenses increased $9.0 million, or 12.7%. The increase in general, administrative and other expenses is due to a $5.0 million increase in Corporate expenses, as discussed below, and a $4.6 million increase in North America segment expenses. The increase in our North America segment's general, administrative and other expenses was primarily driven by a $2.4 million increase in research and development expenses. In the third quarter of 2015, we took actions to begin reducing our overhead expenses. In the fourth quarter of 2015, we expect to incur a charge of approximately $8.0 million related to this restructuring, which will include headcount reductions and store closures.

Corporate general, administrative and other expenses were $29.5 million in the third quarter of 2015 as compared to $24.5 million in the third quarter of 2014, an increase of $5.0 million or 20.4%. This increase was driven primarily by $4.8 million of executive transition and related retention expenses.

Research and development expenses for the three months ended September 30, 2015 were $7.4 million compared to $4.8 million for the three months ended September 30, 2014, an increase of $2.6 million, or 54.2%. We plan to continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

General, administrative and other expenses increased $32.0 million, or 15.2%. The increase in general, administrative and other expenses is due to a $22.5 million increase in Corporate expenses, as discussed below, and a $11.7 million increase in North America segment expenses. The increase in our North America segment's general, administrative and other expenses was primarily driven by a $5.9 million increased research and development expenses. In the third quarter of 2015, we took actions to begin reducing our overhead expenses. In the fourth quarter of 2015, we expect to incur a charge of approximately $8.0 million related to this restructuring, which will include headcount reductions and store closures.

Corporate general, administrative and other expenses were $92.9 million in the nine months ended September 30, 2015 as compared to $70.4 million in the same period in 2014, an increase of $22.5 million or 32.0%. This increase was driven primarily by $12.3 million of executive transition and related retention expenses. We also incurred $6.3 million of additional costs related to our 2015 Annual Meeting and related issues.

Research and development expenses for the nine months ended September 30, 2015 were $22.4 million compared to $16.1 million for the nine months ended September 30, 2014, an increase of $6.3 million, or 39.1%. We plan to continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

OPERATING INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	% Change	2015	2014	% Change
Operating income	$110.9	$87.1	27.3%	$217.3	$199.8	8.8%
Operating margin	12.6%	10.5%		9.1%	8.9%

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Operating income increased $23.8 million, or 27.3%, and was primarily impacted by the factors discussed above. Additionally, during the three months ended September 30, 2015, equity income in earnings of unconsolidated affiliates increased $0.2 million and royalty income, net of royalty expense increased $0.3 million as compared to the three months ended September 30, 2014. Our royalty income is based on sales of Sealy® and Stearns & Foster® branded products by various licensees and is offset by royalty expenses we pay to other entities for the use of their names on our Sealy branded products. Our equity income in earnings of unconsolidated affiliates represents our 50.0% interest in the earnings of our Asia-Pacific joint ventures whose purpose is to develop markets for Sealy branded products.

During the three months ended September 30, 2015 and 2014, we incurred $5.5 million and $10.5 million, respectively, of integration costs related to the continued alignment of our business in connection with the Sealy Acquisition, as well as costs related to introducing Sealy products in our International segment. In addition, the third quarter of 2015 included $5.2 million of executive transition and related retention expense and $2.4 million of restructuring costs. We currently expect integration activities to continue through the first half of 2016, and we expect the level of integration expense to decrease over this period. The principal factors that impacted integration costs by segment are discussed below in their respective segment discussions.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Operating income increased $17.5 million, or 8.8%, and was primarily impacted by the factors discussed above. Additionally, during the nine months ended September 30, 2015, equity income in earnings of unconsolidated affiliates increased $2.8 million and royalty income, net of royalty expense increased $0.2 million as compared to the nine months ended September 30, 2014. Our royalty income is based on sales of Sealy® and Stearns & Foster® branded products by various licensees and is offset by royalty expenses we pay to other entities for the use of their names on our Sealy branded products. Our equity income in earnings of unconsolidated affiliates represents our 50.0% interest in the earnings of our Asia-Pacific joint ventures whose purpose is to develop markets for Sealy branded products.

During the nine months ended September 30, 2015 and 2014, we incurred $23.9 million and $23.3 million of integration costs, respectively, related to the continued alignment of our business in connection with the Sealy Acquisition, as well as costs related to introducing Sealy products in our International segment. In addition, the nine months ended September 30, 2015 included $12.7 million of executive transition and related retention expense and $2.4 million of restructuring costs. We also incurred $6.3 million of additional costs related to our 2015 Annual Meeting and related issues in the first half of 2015. We currently expect integration activities to continue through the first half of 2016 as we transition the domestic distribution network and continue to introduce Sealy products in our International segment. However, we expect the level of integration expense to decrease over this period. The principal factors that impacted integration costs by segment are discussed below in their respective segment discussions.

LOSS ON DISPOSAL OF BUSINESS
Three and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014
Effective June 30, 2014, we completed the sale of our three U.S. innerspring component production facilities and equipment, along with associated working capital, to Leggett & Platt ("L&P") for total consideration of approximately $47.8 million.  The working capital adjustment period ended in the quarter ended September 30, 2014, which resulted in a cash payment to L&P of $2.8 million, which reduced the total consideration received to $45.0 million. The carrying amount of the net assets sold in this transaction, including an allocation of reporting unit goodwill determined using the relative fair value method, was approximately $66.8 million.  As a result, a loss on disposal of business was recorded for $23.2 million for the nine months ended September 30, 2014, which included $1.4 million of transaction costs and the $2.8 million working capital adjustment.

INTEREST EXPENSE, NET

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	% Change	2015	2014	% Change
Interest expense, net	$33.2	$25.3	31.2%	$74.1	$70.5	5.1%

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Interest expense, net, increased $7.9 million, or 31.2%. During the three months ended September 30, 2015, we recorded $12.0 million of accelerated amortization of deferred financing costs associated with the $493.8 million voluntary prepayments on our Term A Facility and Term B Facility, subsequent to the issuance of our $450 million aggregate principal amount of 5.625% senior notes due 2023 ("2023 Senior Notes"). Excluding this accelerated amortization, interest expense decreased due to lower average debt levels during the third quarter of 2015 as compared to the same period in 2014. Refer to Note 5, "Debt," in our Condensed Consolidated Financial Statements included in Part I, ITEM 1 for additional information.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Interest expense, net, increased $3.6 million, or 5.1%. During the nine months ended September 30, 2015, we recorded $12.0 million of accelerated amortization of deferred financing costs associated with the $493.8 million voluntary prepayments on our Term A Facility and Term B Facility, subsequent to the issuance of our 2023 Senior Notes. Excluding this accelerated amortization, interest expense decreased due to lower average debt levels during the nine months ended September 30, 2015 as compared to the same period in 2014. Refer to Note 5, "Debt," in our Condensed Consolidated Financial Statements included in Part I, ITEM 1 for additional information.

OTHER EXPENSE (INCOME), NET

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	% Change	2015	2014	% Change
Other expense (income), net	$11.8	$(0.9)	1,411.1%	$12.7	$(0.4)	3,275.0%

Three and nine months ended September 30, 2015 compared to three and nine months ended September 30, 2014

During the third quarter of 2015, we reached a tentative settlement which was finalized in October 2015 of the previously disclosed antitrust investigation by the German Federal Cartel Office ("FCO") regarding vertical price fixing. Our German subsidiary was one of several mattress wholesaler/manufacturers that has reached a settlement with the FCO. Under the terms of the settlement, we will pay approximately €15.5 million (approximately $17.4 million) to fully resolve this matter. The payment is not tax deductible. We expect to pay this amount in the fourth quarter of 2015. Refer to Note 12, "Commitments and Contingencies," in our Condensed Consolidated Financial Statements included in Part I, ITEM 1 for additional information. In addition, in the third quarter of 2015 we recorded $9.5 million of other income from a partial settlement of a legal dispute.

INCOME BEFORE INCOME TAXES

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	% Change	2015	2014	% Change
Income before income taxes	$65.9	$59.9	10.0%	$130.5	$106.5	22.5%

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Income before income taxes increased $6.0 million, or 10.0%. This increase was a result of the factors discussed above.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Income before income taxes increased $24.0 million, or 22.5%. This increase was a result of the factors discussed above.

INCOME TAX PROVISION

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2015	2014	% Change	2015	2014	% Change
Income tax provision	$25.0	$22.4	11.6%	$43.6	$43.7	(0.2)%
Effective tax rate	37.9%	37.4%		33.4%	41.0%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Our income tax provision increased $2.6 million and our effective tax rate increased 0.5 percentage points. For the three months ended September 30, 2015, the income tax provision was favorably impacted by $0.7 million as a result of the filing of income tax returns in the U.S and certain foreign jurisdictions and unfavorably impacted by $5.1 million related to the settlement of the German FCO matter as referenced in Note 13, "Income Taxes," in our Condensed Consolidated Financial Statements included in Part I, ITEM 1. For the three months ended September 30, 2014 the income tax provision was unfavorably impacted by $5.8 million related primarily to the recognition of reserves for uncertain tax positions associated with the filing of income tax returns in the U.S. and certain foreign jurisdictions as well as the favorable impact of $0.6 million related to the expiration of the statutes of limitation for certain uncertain income tax positions.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Our income tax provision decreased $0.1 million and our effective tax rate decreased 7.6 percentage points. For the nine months ended September 30, 2015 our income tax rate was favorably impacted by $0.7 million as a result of the filing of income tax returns in the U.S. and certain foreign jurisdictions and unfavorably impacted by $5.1 million related to the settlement of the German FCO matter as referenced in Note 13, "Income Taxes," in our Condensed Consolidated Financial Statements included in Part I, ITEM 1. For the nine months ended September 30, 2014 the income tax provision was unfavorably impacted by $5.7 million related primarily to the recognition of reserves for uncertain tax positions associated with the filing of the 2013 income tax returns in the U.S. and certain foreign jurisdictions, unfavorably impacted by $8.1 million as a result of a $29.0 million tax gain we recorded on the asset sale of Sealy’s three U.S. innerspring component production facilities and equipment that were sold during the second quarter of 2014. In addition, there was a favorable impact of $0.8 million related to the expiration of the statutes of limitation applicable to uncertain income tax positions and immaterial items.

NORTH AMERICA SEGMENT SUMMARY

(in millions,	Three Months Ended September 30,			Nine Months Ended September 30,
except percentages)	2015	2014	% Change	2015	2014	% Change
Net sales	$741.2	$685.3	8.2%	$1,965.6	$1,815.8	8.2%

Net sales by channel:
Retail	$703.3	$661.0	6.4%	$1,881.4	$1,740.8	8.1%
Other	37.9	24.3	56.0%	84.2	75.0	12.3%

Net sales by product:
Bedding	$690.8	$645.8	7.0%	$1,854.2	$1,710.8	8.4%
Other products	50.4	39.5	27.6%	111.4	105.0	6.1%

Gross profit	$287.7	$243.9	18.0%	$718.2	$624.8	14.9%
Gross margin	38.8%	35.6%		36.5%	34.4%

Operating income	$118.4	$86.4	37.0%	$240.9	$188.3	27.9%
Operating margin	16.0%	12.6%		12.3%	10.4%

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

North America net sales increased $55.9 million, or 8.2%. On a constant currency basis, our North America net sales increased approximately 9.8%. The increase is primarily due to a $45.0 million increase in net sales of Bedding products, driven primarily by strong U.S. net sales growth across both the Tempur-Pedic and Sealy brands, which benefited primarily from new product introductions and 2015 pricing actions. This increase was partially offset by a 6.8% decrease in Canada net sales due to unfavorable foreign exchange rates. On a constant currency basis, Canada net sales grew approximately 12.1%.

Operating income increased $32.0 million, or 37.0%, and was primarily impacted by the following factors:

•
Gross profit increased $43.8 million, and gross margin increased 320 basis points. The increase in gross margin was primarily due to supply chain and sourcing improvements of 310 basis points and favorable 2015 pricing actions of 60 basis points in the third quarter of 2015 as compared to the same period in 2014. These factors were partially offset by unfavorable product mix of 160 basis points.

•
Operating expenses increased $12.7 million to $171.9 million as compared to $159.2 million in the third quarter of 2014. This increase was primarily due to an $11.3 million increase in advertising expenses, driven primarily by improved participation in our retail cooperative advertising programs. The increase in advertising expenses was partially offset by a $3.2 million decrease in other selling and marketing expenses driven by fewer in-store marketing investments in the third quarter of 2015 as compared to the same period in 2014 when rolled out new point of purchase displays to support new product launches. Additionally, research and development expenses increased $2.4 million as we continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

•
During the three months ended September 30, 2015 and 2014, the North America segment incurred $2.8 million and $8.3 million, respectively, of integration costs. During the third quarter of 2015, the North America segment also incurred $0.2 million of retention expense for certain members of senior management related to the executive transitions. The integration costs incurred in the third quarter of 2015 and 2014 were primarily related to the restructuring of Sealy domestic manufacturing facilities and consolidation of our distribution network. We currently expect integration activities to continue through the first half of 2016, and we expect the level of integration expense to decrease over this period.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

North America net sales increased $149.8 million, or 8.2%. On a constant currency basis, our North America net sales increased approximately 9.5%. The increase is primarily due to a $143.4 million increase in net sales of Bedding products, driven primarily by strong U.S. net sales growth across both the Tempur-Pedic and Sealy brands, which benefited from new product introductions, increased sales of adjustable base products and 2015 pricing actions. This increase was partially offset by a 6.5% decrease in Canada net sales due to unfavorable foreign exchange rates. On a constant currency basis, Canada net sales grew 7.9%.

Operating income increased $52.6 million, or 27.9%, and was primarily impacted by the following factors:

•
Gross profit increased $93.4 million, and gross margin increased 210 basis points. The increase in gross margin was primarily due to supply chain and sourcing improvements of 300 basis points, a favorable decrease in discounts of 90 basis points driven by fewer floor model discounts and improved participation in our retail cooperative advertising programs and favorable 2015 pricing actions of 50 basis points in the nine months ended September 30, 2015 as compared to the same period in 2014. These factors were offset primarily by unfavorable product mix of 290 basis points due to the introduction of new products.

•
Operating expense increased $42.0 million to $483.9 million as compared to $441.9 million in the first nine months of 2014. This increase was primarily due to a $41.4 million increase in advertising expense, driven primarily by improved participation in our retail cooperative advertising programs. General, administrative and other expenses increased $11.7 million primarily as a result of a $5.9 million increase in research and development expenses, as well as increases in professional fees and compensation expense. The increase in operating expense was partially offset by an $11.1 million decrease in other selling and marketing expenses driven by fewer in-store marketing investments in the nine months ended September 30, 2015 as compared to the same period in 2014 when rolled out new point of purchase displays to support new product launches.

•
During the nine months ended September 30, 2015 and 2014, the North America segment incurred $16.9 million and $16.3 million, respectively, of integration costs. During the nine months ended September 30, 2015, the North America segment also incurred $0.3 million of retention expense for certain members of senior management related to the executive transitions. The integration costs incurred in the nine months ended September 30, 2015 were primarily related to the restructuring of Sealy domestic manufacturing facilities and consolidation of our distribution network. The integration costs incurred in the nine months ended September 30, 2014 were primarily related to severance, retention, relocation and professional fees related to the restructuring of Sealy domestic manufacturing facilities. We currently expect integration activities to continue through the first half of 2016, and we expect the level of integration expense to decrease over this period.

INTERNATIONAL SEGMENT SUMMARY

(in millions,	Three Months Ended September 30,			Nine Months Ended September 30,
except percentages)	2015	2014	% Change	2015	2014	% Change
Net sales	$138.8	$142.1	(2.3)%	$418.3	$428.5	(2.4)%

Net sales by channel:
Retail	$97.0	$105.7	(8.2)%	$298.7	$323.0	(7.5)%
Other	41.8	36.4	14.8%	119.6	105.5	13.4%

Net sales by product:
Bedding	$110.2	$109.5	0.6%	$333.9	$337.9	(1.2)%
Other products	28.6	32.6	(12.3)%	84.4	90.6	(6.8)%

Gross profit	$71.9	$74.6	(3.6)%	$217.6	$231.5	(6.0)%
Gross margin	51.8%	52.5%		52.0%	54.0%

Operating income	$23.0	$26.1	(11.9)%	$72.0	$83.9	(14.2)%
Operating margin	16.6%	18.4%		17.2%	19.6%

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

International net sales decreased $3.3 million, or 2.3%. On a constant currency basis, our International net sales increased approximately 14.1%, primarily due to strong growth in Asia-Pacific and Latin America. Net sales growth was due primarily to the introduction of Sealy products in certain international markets and increased net sales of Tempur-Pedic products through Company-owned stores.

Operating income decreased $3.1 million, or 11.9%, and was primarily impacted by the following factors:

•
Gross profit decreased $2.7 million, and gross margin declined 70 basis points. The decline in gross margin was driven by unfavorable product mix and manufacturing costs of 210 basis points due to the continued introduction of Sealy products in Europe and Japan and unfavorable channel mix of 80 basis points. These increases were partially offset by a favorable foreign exchange impact of 220 basis points.

•	Operating expenses remained flat at $53.0 million in the third quarter of 2015 as compared to the same period in 2014.

•
During the three months ended September 30, 2015 and 2014, the International segment incurred $0.7 million and $0.8 million, respectively, of integration costs in connection with the introduction of Sealy products in Europe and Japan, which include startup costs related to manufacturing, distribution and marketing of Sealy products. In addition, in the third quarter of 2015, the International segment incurred $1.9 million of restructuring costs related to headcount reduction and store closures.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

International net sales decreased $10.2 million, or 2.4%. On a constant currency basis, our International net sales increased approximately 13.6%, primarily due to strong growth in Asia-Pacific and Latin America. Net sales growth was due primarily to the introduction of Sealy products in certain international markets and increased net sales of Tempur-Pedic products through Company-owned stores.

Operating income decreased $11.9 million, or 14.2%, and was primarily impacted by the following factors:

•
Gross profit decreased $13.9 million, and gross margin declined 200 basis points. The decline in gross margin was driven by unfavorable product mix and manufacturing costs of 160 basis points due to the continued introduction of Sealy products in Europe and Japan and unfavorable channel mix of 50 basis points.

•	Operating expenses decreased $0.2 million to $161.0 million as compared to $161.2 million in the nine months ended September 30, 2014.

•
During the nine months ended September 30, 2015 and 2014, the International segment incurred $2.6 million and $2.5 million, respectively, of integration costs in connection with the introduction of Sealy products in Europe and Japan, which include startup costs related to manufacturing, distribution and marketing of Sealy products. In addition, in the nine months ended September 30, 2015, the International segment incurred $1.9 million of restructuring costs related to headcount reduction and store closures.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, business combinations, capital expenditures and working capital needs. As of September 30, 2015, we had working capital of $99.0 million, including cash and cash equivalents of $71.8 million, as compared to working capital of $228.1 million including $62.5 million in cash and cash equivalents as of December 31, 2014.

The decrease in working capital was primarily driven by the 8.0% Sealy Notes, which mature on July 15, 2016, and are now classified as current liabilities. Additionally, the decrease is driven by increases in accounts payable and accrued expenses and other current liabilities. These factors were partially offset by an increases in accounts receivable. Accounts payable increases are driven primarily by increased costs to support the increased net sales, in addition to the timing of payments to vendors. Accrued expenses and other current liabilities increases are primarily driven by increases in our brand advertising activities, including improved participation in our retail cooperative advertising programs, as well as the accrual related to the settlement with the FCO. Accounts receivable increases are driven primarily by increases in net sales, in addition to timing of customer collections.

The table below presents net cash provided by (used in) operating, investing and financing activities for the periods indicated below:

(in millions)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net cash provided by (used in):
Operating activities	$133.2	$180.9
Investing activities	(44.2)	6.7
Financing activities	(87.4)	(189.5)

Cash provided by operating activities decreased by $47.7 million to $133.2 million for the nine months ended September 30, 2015, as compared to $180.9 million for the same period in 2014. The decrease in cash flow provided by operating activities was primarily the result of increases in cash used by operating assets and liabilities as described above. Sales volume and related costs have increased in the nine months ended September 30, 2015 as compared to the same period in 2014. This increases our operating cash requirements, although we continue to convert working capital to cash on a consistent basis. Due to the timing of certain income tax payments, we paid an additional $33.5 million in income taxes during the nine months ended September 30, 2015 as compared to the same period in 2014. We expect significant operating cash flow generation in the fourth quarter of 2015.

Cash used in investing activities was $44.2 million for the nine months ended September 30, 2015 as compared to cash provided by investing activities of $6.7 million for the nine months ended September 30, 2014, a decrease in cash of $50.9 million. In the nine months ended September 30, 2014, we received cash consideration of $43.5 million from L&P in connection with the sale of our three U.S. innerspring component production facilities and equipment, along with associated working capital. The increase in cash used in investing activities in the nine months ended September 30, 2015 as compared to the same period in 2014 is also due to an increase in capital expenditures, which was driven by planned investments in our domestic manufacturing facilities and information technology.

Cash used in financing activities was $87.4 million for the nine months ended September 30, 2015 as compared to $189.5 million of cash used by financing activities for the nine months ended September 30, 2014. This decrease is primarily due to the $450.0 million issuance of our 2023 Senior Notes in the third quarter of 2015. Refer to Note 5, "Debt," in our Condensed Consolidated Financial Statements included in Part I, ITEM 1 for additional information.

Capital Expenditures

Capital expenditures totaled $51.1 million and $30.3 million for the nine months ended September 30, 2015 and 2014, respectively. We currently expect our 2015 capital expenditures to be approximately $70.0 million, which relate to continued strategic investments that we believe will support our future plans.

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

Adjusted Net Income and Adjusted EPS
A reconciliation of net income to adjusted net income and EPS to adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various integration costs associated with the Sealy Acquisition, including the transition of manufacturing facilities in North America, redemption value adjustments to the carrying value of our redeemable non-controlling interest, the executive management transition and related retention compensation, certain restructuring costs, interest expense and financing costs related to the accelerated amortization of deferred financing costs associated with voluntary prepayments of our 2012 Credit Agreement, legal fees and the settlement we will pay to the FCO to fully resolve the FCO's antitrust investigation, and other non-recurring items, including income from partial settlements of legal disputes.

Adjusted Gross Profit and Gross Margin and Adjusted Operating Income (Expense) and Operating Margin
A reconciliation of gross profit and gross margin to adjusted gross profit and gross margin, respectively, and operating income (expense) and operating margin to adjusted operating income (expense) and operating margin, respectively, is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to our gross profit, operating income and margin performance excluding the impact of various integration costs associated with the Sealy Acquisition, including the transition of manufacturing facilities in North America, the executive management transition and related retention compensation, certain restructuring costs and legal fees associated with the settlement we will pay to the FCO to fully resolve the FCO's antitrust investigation.

EBITDA and Adjusted EBITDA
A reconciliation of net income to EBITDA and adjusted EBITDA are provided below. We believe that the use of EBITDA and adjusted EBITDA also provides investors with useful information with respect to our performance excluding the impact of various integration costs associated with the Sealy Acquisition, including the transition of manufacturing facilities in North America, additional costs related to our 2015 Annual Meeting and related issues, the executive management transition and related retention compensation, certain restructuring costs, interest expense and financing costs related to the accelerated amortization of deferred financing costs associated with voluntary prepayments of our term loans, legal fees and the settlement we will pay to the FCO to fully resolve the FCO's antitrust investigation, and other non-recurring items, including income from partial settlements of legal disputes.

EBITDA in accordance with the Company's 2012 Credit Agreement, Funded debt and Funded debt less qualified cash
A reconciliation of net income to EBITDA in accordance with our 2012 Credit Agreement and a reconciliation of total debt to consolidated funded debt and consolidated funded debt less qualified cash are provided below. In addition, a calculation of the ratio of consolidated funded debt less qualified cash to EBITDA determined in accordance with our 2012 Credit Agreement is provided below. We believe that presenting these non-GAAP measures provides investors with useful information with respect to the terms of our 2012 Credit Agreement and related compliance with key financial covenants.

In addition to providing the ratio calculation in accordance with our 2012 Credit Agreement, as described above, we also provide below a calculation of the ratio of consolidated funded debt less qualified cash to Adjusted EBITDA. Although not relevant for purposes of assessing compliance with our current financial covenants, we provide this as supplemental information to investors to provide more general information about our progress in reducing our leverage.

Reconciliation of net income to adjusted net income and EPS to adjusted EPS

The following table sets forth the reconciliation of our reported net income and EPS to the calculation of adjusted net income and adjusted EPS for the three months ended September 30, 2015 and 2014, respectively:

	Three Months Ended	Three Months Ended
(in millions, except per share amounts)	September 30, 2015	September 30, 2014
GAAP net income	$40.2	$37.1
Plus:
German legal settlement (1)	17.6	—
Interest expense and financing costs, net of tax (2)	8.3	2.7
Other income, net of tax (3)	(6.6)	—
Integration costs, net of tax (4)	4.2	7.6
Executive management transition and retention compensation, net of tax (5)	3.9	—
Restructuring costs, net of tax (6)	1.7	—
Redemption value adjustment on redeemable non-controlling interest, net of tax (7)	0.2	—
Loss on disposal of business, net of tax (8)	—	2.0
Adjustment of income taxes to normalized rate (9)	0.4	5.4
Adjusted net income	$69.9	$54.8

GAAP earnings per share, diluted	$0.64	$0.60
German legal settlement (1)	0.28	—
Interest expense and financing costs, net of tax (2)	0.13	0.04
Other income, net of tax (3)	(0.10)	—
Integration costs, net of tax (4)	0.07	0.12
Executive management transition and retention compensation, net of tax (5)	0.06	—
Restructuring costs, net of tax (6)	0.03	—
Loss on disposal of business, net of tax (8)	—	0.03
Adjustment of income taxes to normalized rate (9)	—	0.09
Adjusted earnings per share, diluted	$1.11	$0.88

Diluted shares outstanding	62.9	62.1

(1)
German legal settlement represents the previously announced €15.5 million settlement we will pay to the FCO to fully resolve the FCO's antitrust investigation and related legal fees, which is presented within other (income) expense, net in the accompanying Condensed Consolidated Statements of Income.

(2)
Interest expense and financing costs in the third quarter of 2015 represents non-cash interest costs related to the accelerated amortization of deferred financing costs associated with the $493.8 million voluntary prepayment on our 2012 Credit Facility, subsequent to our issuance of the 2023 Senior Notes. Interest expense and financing costs in the third quarter of 2014 represents costs related to the accelerated amortization of deferred financing costs associated with a voluntary prepayment on our 2012 Credit Facility. Excluding the tax effect, the interest expense and financing costs are $12.0 million and $3.6 million, for the third quarter of 2015 and 2014, respectively.

(3)
Other income includes income from a partial settlement of a legal dispute in the third quarter of 2015. Excluding the tax effect, other income is $9.5 million, which is presented within other (income) expense, net in the accompanying Condensed Consolidated Statements of Income.

(4)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy Acquisition. Excluding the tax effect, the integration costs are $6.1 million and $10.5 million for the third quarter of 2015 and 2014, respectively. Integration costs are presented within cost of sales; selling and marketing expenses; general, administrative and other expenses; and other (income) expense, net in the accompanying Condensed Consolidated Statements of Income.

(5)
Executive management transition and retention compensation represents certain costs associated with the transition of certain executive officers. Excluding the tax effect, the executive management transition and retention compensation cost is $5.2 million, which is presented within selling and marketing expenses and general, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income.

(6)
Restructuring costs represents costs associated with headcount reduction and store closures. Excluding the tax effect, the restructuring costs are $2.4 million. Restructuring costs are presented within cost of sales; selling and marketing expenses; and general, administrative and other expenses in the accompanying Condensed Consolidated Statements of Income.

(7)
Redemption value adjustment on redeemable non-controlling interest represents a $0.2 million adjustment, net of tax, to adjust the carrying value of the redeemable non-controlling interest as of September 30, 2015 to its redemption value. Excluding the tax effect, the redemption value adjustment on redeemable non-controlling interest is $0.3 million.

(8)
Loss on disposal of business represents costs associated with the disposition of the three Sealy U.S. innerspring component production facilities and related equipment. Excluding the tax effect, the loss on disposal of business is $2.8 million.

(9)	Adjustment of income taxes to normalized rate represents adjustments associated with the aforementioned items and other discrete income tax events.

Reconciliation of gross profit and margin to adjusted gross profit and margin and operating income (expense) and margin to adjusted operating income (expense) and margin

The following table sets forth the reconciliation of the Company's reported gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the three months ended September 30, 2015:

(in millions, except percentages)	Consolidated	Margin	North America (1)	Margin	International (2)	Margin	Corporate (3)
Net sales	$880.0		$741.2		$138.8		—

Gross profit	359.6	40.9%	287.7	38.8%	71.9	51.8%	—
Adjustments	3.5		2.2		1.3		—
Adjusted gross profit	363.1	41.3%	289.9	39.1%	73.2	52.7%	—

Operating income (expense)	110.9	12.6%	118.4	16.0%	23.0	16.6%	(30.5)
Adjustments	13.1		3.0		2.7		7.4
Adjusted operating income (expense)	$124.0	14.1%	$121.4	16.4%	$25.7	18.5%	$(23.1)

(1)
Adjustments for the North America business segment represent integration costs, which include compensation costs, professional fees and other charges related to the transition of manufacturing facilities and distribution network, and other costs to support the continued alignment of the North America business segment related to the Sealy Acquisition, as well as executive management retention compensation incurred in connection with executive management transition.

(2)
Adjustments for the International business segment represent integration costs incurred in connection with the introduction of Sealy products in certain international markets, certain restructuring costs as well as executive management retention compensation incurred in connection with executive management transition.

(3)
Adjustments for Corporate represent integration costs which include legal fees, professional fees and other charges to align the business related to the Sealy Acquisition, certain restructuring costs as well as executive management transition expense and related retention compensation.

The following table sets forth the reconciliation of the Company's reported gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the three months ended September 30, 2014:

(in millions, except percentages)	Consolidated	Margin	North America (1)	Margin	International (2)	Margin	Corporate (3)
Net sales	$827.4		$685.3		$142.1		—

Gross profit	318.5	38.5%	243.9	35.6%	74.6	52.5%	—
Adjustments	2.6		2.5		0.1		—
Adjusted gross profit	321.1	38.8%	246.4	36.0%	74.7	52.6%	—

Operating income (expense)	87.1	10.5%	86.4	12.6%	26.1	18.4%	(25.4)
Adjustments	10.9		8.3		0.8		1.8
Adjusted operating income (expense)	$98.0	11.8%	$94.7	13.8%	$26.9	18.9%	$(23.6)

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
(3)
Adjustments for Corporate represent integration costs which include legal fees, professional fees and other charges to align the business related to the Sealy Acquisition as well as financing costs incurred in connection with the amendment of our 2012 Credit Agreement in the third quarter of 2014.

Reconciliation of net income to EBITDA, EBITDA in accordance with the Company's 2012 Credit Agreement and adjusted EBITDA

The following table sets forth the reconciliation of our net income to the calculation of EBITDA, EBITDA in accordance with our 2012 Credit Agreement and adjusted EBITDA for the twelve months ended September 30, 2015:

Twelve Months Ended
(in millions)	September 30, 2015
Net income	$131.4
Interest expense	95.5
Income taxes	64.8
Depreciation and amortization	94.1
EBITDA	$385.8
Adjustments for financial covenant purposes:
Integration costs (1)	42.9
Other (2)	(23.0)
Restructuring costs (3)	2.2
Financing costs (4)	1.0
Redemption value adjustment on redeemable non-controlling interest, net of tax (5)	1.1
EBITDA in accordance with the Company's senior secured credit facility	$410.0
Additional adjustments:
German legal settlement (6)	17.6
Executive transition and retention compensation (7)	7.3
2015 Annual Meeting costs (8)	4.2
Adjusted EBITDA	$439.1

(1)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy Acquisition.

(2)
Other represents income from certain other non-recurring items, including $25.1 million of income from a partial settlement of a legal dispute, offset by $2.1 million of additional costs related to our 2015 Annual Meeting and related issues.

(3)	Restructuring costs represents costs associated with headcount reduction and store closures.
(4)	Financing costs represent costs incurred in connection with the amendment of our 2012 Credit Agreement.
(5)
Redemption value adjustment on redeemable non-controlling interest represents a $1.1 million adjustment, net of tax, to adjust the carrying value of the redeemable non-controlling interest as of September 30, 2015 to its redemption value.

(6)	German legal settlement represents the previously announced €15.5 million settlement we will pay to the FCO to fully resolve the FCO's antitrust investigation and related legal fees.
(7)	Executive management transition and retention compensation represents certain costs associated with the transition of certain executive officers.
(8)	2015 Annual Meeting costs represent additional costs related to the Company's 2015 Annual Meeting and related issues.

Reconciliation of total debt to consolidated funded debt less qualified cash

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated funded debt less qualified cash as of September 30, 2015. "Consolidated funded debt" and "qualified cash" are terms used in our 2012 Credit Agreement for purposes of certain financial covenants.

(in millions)	As of September 30, 2015
Total debt	$1,486.3
Plus:
Letters of credit outstanding	19.8
Consolidated funded debt	1,506.1
Less:
Domestic qualified cash (1)	40.0
Foreign qualified cash (1)	19.1
Consolidated funded debt less qualified cash	$1,447.0

(1)
Qualified cash as defined in the 2012 Credit Agreement equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Calculation of consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement

The following table calculates our consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement as of September 30, 2015:

(in millions, except ratio)	As of September 30, 2015
Consolidated funded debt less qualified cash	$1,447.0
EBITDA in accordance with the Company's 2012 Credit Agreement	$410.0
	3.53	times	(1)

(1)
The ratio of consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement was 3.53 times, within our covenant, which requires this ratio be less than 4.75 times at September 30, 2015.

Calculation of consolidated funded debt less qualified cash to Adjusted EBITDA

The following table calculates our consolidated funded debt less qualified cash to Adjusted EBITDA as of September 30, 2015:

(in millions, except ratio)	As of September 30, 2015
Consolidated funded debt less qualified cash	$1,447.0
Adjusted EBITDA	439.1
	3.30	times

Debt Service

Our debt decreased to $1,486.3 million as of September 30, 2015 from $1,602.3 million as of December 31, 2014. Total debt under our 2012 Credit Agreement decreased $571.6 million. After giving effect to letters of credit outstanding of $19.8 million, total availability under the revolver was $330.2 million as of September 30, 2015. As of December 31, 2014, our ratio of consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement was 3.89 times, which decreased the applicable interest rates on certain credit facilities in our 2012 Credit Facility by 0.25%. Refer to Note 5, "Debt", in our Condensed Consolidated Financial Statements included in Part I, ITEM 1 for further discussion of our debt and applicable interest rates.

As of September 30, 2015, we were in compliance with all of the financial covenants in our debt agreements. In the first quarter of 2015, we were required to make prepayments of up to $19.5 million on our Term A Facility and Term B Facility, collectively, as a result of the excess cash flow covenant in the 2012 Credit Agreement. Our lenders have the option to decline their respective portions of the prepayment, thereby reducing the amount required per the excess cash flow covenant. In the first quarter of 2015, certain lenders elected to decline their portion of the prepayment. Accordingly, the final prepayment was $17.6 million.

As of September 30, 2015, our ratio of consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement was 3.53 times, which is within the terms of the financial covenants by quarter for the maximum consolidated total net leverage ratio as set forth in the 2012 Credit Agreement, which limited this ratio to 4.75 times as of September 30, 2015.

The maximum consolidated total net leverage ratio under our 2012 Credit Agreement is summarized in the following table:

Fiscal Quarter	Maximum Consolidated Total Net Leverage Ratio
October 1, 2014 through September 30, 2015	4.75:1.00
October 1, 2015 through September 30, 2016	4.50:1.00
October 1, 2016 through December 31, 2017	4.25:1.00
January 1, 2018 and thereafter	4.00:1.00

For additional information, refer to "Non-GAAP Financial Information" above for the calculation of the ratio of consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement. Both consolidated funded debt and EBITDA in accordance with the Company's 2012 Credit Agreement are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Stockholders’ Equity

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flow from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of September 30, 2015, we had $1,486.3 million in total debt outstanding, and our stockholders’ equity was $299.3 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $65.0 million in 2015. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes.

We have received income tax assessments from the SKAT. The cumulative total tax assessment for all years for which an assessment has been received (2001 - 2008) is approximately DKK 1,349.9 million, including interest and penalties ($203.5 million, based on the DKK to USD exchange rate on September 30, 2015). We expect to receive an assessment for the year 2009 in the second half of 2015 (and we would expect to receive the 2010 assessment in 2016, and so forth). We expect the aggregate assessments for the years 2009 - 2015 to be in excess of the amounts assessed for the years 2001 through 2008. If the Company is not successful in defending its position before the Tribunal or in the Danish courts, the Company could be required to pay significant amount to SKAT in excess of any related reserve. In addition, the Company could choose to pursue a settlement with SKAT, which could also require the Company to pay significant amounts to SKAT in excess of any related reserve. Either of these outcomes could have a material adverse impact on the Company profitability and liquidity. Refer to Note 13, "Income Taxes" in our Condensed Consolidated Financial Statements included elsewhere in this Report for further discussion of the matter.

As of September 30, 2015, the 8.0% Sealy Notes had a carrying value of $109.3 million, which includes $13.1 million of accreted interest less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion. The 8.0% Sealy Notes mature on July 15, 2016, at which time we will be required to pay approximately $115.2 million. Holders of the 8.0% Sealy Notes may choose to convert to cash the amount outstanding at their discretion prior to maturity. Upon conversion prior to maturity, we would be required to pay the holders within 3 business days after the receipt of the notice of conversion. The conversion of a significant number of the 8.0% Sealy Notes prior to maturity could have a significant impact on our liquidity.

Based upon the current level of operations, we believe that cash generated from operations and amounts available under our 2012 Credit Agreement will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our debt facilities or otherwise enable us to service our indebtedness or to make anticipated capital expenditures.

At September 30, 2015, total cash and cash equivalents were $71.8 million, of which $40.0 million was held in the U.S. and $31.8 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position. At September 30, 2015, the tax basis in our top tier foreign subsidiary exceeded the book basis. Accordingly, no deferred taxes have been recorded related to this basis difference as it is not apparent that the difference will reverse in the foreseeable future.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1, "Summary of Significant Accounting Policies" to the accompanying consolidated financial statements for a summary of our foreign exchange forward contracts as of September 30, 2015.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthened relative to the euro or other foreign currencies where we have operations, there would be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our net income by approximately 13.9% and 16.1% in the three and nine months ended September 30, 2015, respectively. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at September 30, 2015, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $12.9 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

We are exposed to changes in interest rates on our variable rate debt. In order to manage this risk, on August 8, 2011, we entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. As a result of this swap, we pay interest at a fixed rate and receive payments at a variable rate. As of September 30, 2015, the swap effectively fixed the floating LIBOR-based interest rate to 1.25% plus the applicable margin on $150.0 million of the outstanding balance as of September 30, 2015 under our variable rate debt. The interest rate swap expires on December 30, 2015. We selected the LIBOR-based rate on the hedged portion of our variable rate debt during the term of the swap. The effective portion of the change in value of the swap is reflected as a component of comprehensive income and recognized as interest expense, net as payments are paid or accrued. The remaining gain or loss in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any (i.e., the ineffective portion) or hedge components excluded from the assessment of effectiveness are recognized as interest expense, net during the current period.

Interest rate changes impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. On September 30, 2015, we had variable-rate debt of approximately $523.3 million. After giving effect to our interest rate swap agreement of $150.0 million, we had variable-rate debt of approximately $373.3 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $4.7 million. In light of the continued favorable interest rate environment and as we approach our optimal consolidated total net leverage ratio under our 2012 Credit Agreement, we will evaluate opportunities to improve our debt structure and minimize our interest rate risk through the issuance of fixed rate debt.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2015 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

See Note 12, "Commitments and Contingencies", in the "Notes to Condensed Consolidated Financial Statements," in ITEM 1 under Part I of this Report for a description of certain legal proceedings.

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

As described in the Form 8-K filed on May 11, 2015, the form 8-K filed on June 1, 2015, the Form 8-K filed on July 30, 2015, and the Form 8-K filed on September 8, 2015, the Company announced a number of significant changes in its senior management and Board of Directors. Abrupt changes in our senior management or Board of Directors could adversely impact our ability to manage our business and implement our key strategic priorities. In addition, perceived uncertainties as to our future direction, or any abrupt changes in our management or Board of Directors, may lead to concerns regarding the direction or stability of our business, which may be exploited by our competitors, result in the loss of business opportunities, cause concern to our current or potential customers or suppliers, or make it more difficult to retain existing personnel or attract and retain new personnel. Considering and responding to future demands by stockholders, or abrupt changes in management or the Board, could be time-consuming and result in significant additional costs to us and could be disruptive of our operations and divert the time and attention of management and our employees away from our business operations and executing on our strategic plan. These actions could also cause our stock price to experience periods of volatility.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities. Tempur Sealy International sold 69,686 shares of Common Stock pursuant to a subscription agreement entered into with the Company's CEO on September 4, 2015, in connection with his hiring by the Company. These shares were issued from treasury stock at a price per share equal to $71.75, the closing price of the Common Stock on the New York Stock Exchange on the date of the subscription agreement (September 4, 2015), in a transaction exempt under Section 4(2) of the Securities Act of 1933, as amended. The Company received $4,999,970.50  in cash proceeds upon closing of the transaction, which proceeds were used for general corporate purposes.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2015:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2015 - July 31, 2015	—		$—	—	$—
August 1, 2015 - August 31, 2015	1,459	(1)	$73.02	—	$—
September 1, 2015 - September 30, 2015	—		$—	—	$—
Total	1,459			—

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

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

4.1
Indenture, dated as of September 24, 2015, among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2015). (1)

4.2
Registration Rights Agreement, dated as of September 24, 2015, by and among Tempur Sealy International, Inc., the Guarantors named therein and Merrill Lynch, Pierce, Fenner &Smith Incorporated, as representative of the several Initial Purchasers named therein (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2015). (1)

10.1
Purchase Agreement, dated September 21, 2015, among Tempur Sealy International, Inc., the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2015). (1)

10.2
Amendment No. 5 to Credit Agreement dated September 24, 2015 among Tempur-Pedic America, LLC and Tempur Production USA, LLC, each as a Borrower, the Guarantors identified therein, each lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2015). (1)

10.3
Amendment to the Amended and Restated Employment and Non-Competition Agreement of Dale Williams dated as of July 30, 2015 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed July 30, 2015). (1)(2)

10.4
Amended and Restated Employment and Non-Competition Agreement of Barry Hytinen dated as of July 30, 2015 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed July 30, 2015). (1)(2)

10.5	Employment and Non-Competition Agreement of Scott Thompson dated as of September 4, 2015 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)
10.6	Stock Option Agreement dated as of September 4, between the Company and Scott Thompson (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)
10.7
Restricted Stock Unit Award Agreement dated as of September 4, between the Company and Scott Thompson (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)

10.8
Matching Performance Restricted Stock Unit Award Agreement dated as of September 4, between the Company and Scott Thompson (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)

10.9
2015 Performance Restricted Stock Unit Award Agreement (dated as of September 4, between the Company and Scott Thompson (filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)

10.10	Subscription Agreement (dated as of September 4, between the Company and Scott Thompson (filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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

TEMPUR SEALY INTERNATIONAL, INC.

Date: November 5, 2015	By:	/s/ BARRY A. HYTINEN
Barry A. Hytinen
Executive Vice President and Chief Financial Officer