Form 10-K
period 2015-12-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2016-02-12
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Large Accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
The aggregate market value of the common equity held by nonaffiliates of the registrant on June 30, 2015, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $3,621,804,954.
The number of shares outstanding of the registrant’s common stock as of February 9, 2016 was 62,424,870 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Report”) including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”),which includes information concerning one or more of our plans; objectives; goals; strategies and key strategic growth initiatives; future revenues or performance; our ability to realize the anticipated benefits from our recent asset dispositions and the acquisition of brand rights in certain international markets; the impact of the macroeconomic environment in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; uncertainties arising from global events; general economic, financial and industry conditions, particularly in the retail sector, as well as consumer confidence and the availability of consumer financing; competition in our industry; consumer acceptance of our products; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the ability to expand brand awareness, distribution and new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the effects of consolidation of retailers on revenues and costs; the effects of strategic investments on our operations, including our efforts to expand our global market share; changing commodity costs; changes in product and channel mix and the impact on the Company's gross margin; initiatives to improve gross margin; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carry forwards; effects of changes in foreign exchange rates on our reported earnings; the outcome of pending tax audits or other tax proceedings; the effect of future legislative or regulatory changes; litigation and similar issues; financial flexibility; our expected sources of cash flow; changes in capital expenditures; our ability to effectively manage cash; and our share repurchase program. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, ITEM 7 of this report. When used in this report, the words "assumes," "estimates," "expects," “guidance”, “anticipates,” “proposed,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Report. There are important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this Report, including under the heading “Risk Factors” under Part I, ITEM 1A of this Report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

General

We are the world's largest bedding provider. We develop, manufacture, market, and distribute bedding products, which we sell globally in approximately 100 countries. Our brand portfolio includes many highly recognized brands in the industry, including TEMPUR®, Tempur-Pedic®, Sealy®, Sealy Posturepedic®, and Stearns & Foster®. Our comprehensive suite of bedding products offers a variety of products to consumers across a broad range of channels.

Prior to January 1, 2015, the Company operated under three reportable segments: Tempur North America, Tempur International and Sealy. Effective January 1, 2015, the Company realigned its organizational structure and updated its segments in light of the progress made in 2013 and 2014 integrating Sealy into its historical business. The Company's updated reportable segments are North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S. and Canada. Our International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America. The Company evaluates segment performance based on net sales, gross profit and operating income. Financial information about our segments and geographic areas is included in Part II, ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 18, Business Segment Information, of the Notes to Consolidated Financial Statements, included in Part II, ITEM 8, Financial Statements and Supplementary Data, of this Report.

We sell our products through two distribution channels in each segment: Retail (furniture and bedding retailers, department stores, specialty retailers and warehouse clubs); and Other (direct-to-consumer through e-commerce platforms; company-owned stores and call centers; third party distributors; hospitality and healthcare customers).

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

Our Products and Brands

We have a comprehensive offering of products that appeal to a broad range of consumers, some of which are covered by one or more patents and/or patent applications. We also routinely introduce new mattress models, launch new products and update our existing mattress products in each of our segments. Our products are divided into two categories, as described below:

•	Bedding - Our bedding product category includes mattresses, foundations and adjustable foundations and represented 91.6% of our net sales in 2015.

•	Other - Our other products include pillows, mattress covers, sheets, cushions and various other comfort products and represented 8.4% of our net sales in 2015.

In order to achieve our goal to improve the sleep of more people, every night, all around the world, one of our strategic initiatives is to leverage and strengthen our comprehensive portfolio of iconic brands and products. We offer a complete and complementary portfolio of brands, which are described below:

•
Tempur-Pedic - Founded in 1991, the Tempur brand is our specialty innovation category leader designed to provide life changing sleep for our wellness seeking consumers. Our proprietary Tempur material precisely adapts to the shape, weight and temperature of the consumer and creates fewer pressure points, reduces motion transfer and provides personalized comfort and support.

•
Stearns & Foster - The Stearns & Foster brand offers our consumers high quality mattresses built by certified craftsmen who have been specially trained. Founded in 1846, the brand is designed and built with precise engineering and relentless attention to detail and fuses new innovative technologies with time-honored techniques, creating supremely comfortable beds.

•	Posturepedic - The Posturepedic brand, introduced in 1950, is engineered to provide all-over support and body alignment to allow full relaxation and deliver a comfortable night's sleep.

•
Sealy - The Sealy brand originated in 1881 in Sealy, Texas, and for over a century has focused on offering trusted comfort, durability and excellent value while maintaining contemporary styles and great support.

Our 2015 product introductions included the TEMPUR-Flex collection, which provides all of the famous adaptive sleep benefits of TEMPUR® material with a slightly springy feel. The TEMPUR-Flex collection uses hybrid construction to deliver a unique new TEMPUR feel with more responsive support. The TEMPUR-Flex collection also features an EasyRefresh™ removable cover and a cool-to-the-touch SmartClimate™ system. In addition, we updated our Sealy Posturepedic line in 2015, which includes the Posturepedic Series, Posturepedic Plus Series and Posturepedic Premier Hybrid Series. The new Sealy Posturepedic mattresses feature encased coils, gel memory foam and a core support center. We also introduced a limited edition collection of Stearns & Foster mattresses and, internationally, introduced Tempur North, a new bed system that will be marketed primarily in Northern European markets.

Our 2016 product introductions included the new Stearns & Foster® Reserve Collection, which offers our exclusive Hybrid Pillow Top featuring our Nano Comfort™ Quilt Layer. The innovative mattress top design delivers precise support, superior adaptability and light-as-air comfort. The specially engineered Nano Comfort™ Quilt Layer places thousands of super-small coils between layers of memory foam for durable and conforming support. In addition, we updated our existing Stearns & Foster® Estate, Lux Estate and Lux Estate Hybrid product lines, which, along with the Reserve Collection, now offer four exclusive features: IntelliCoil® Advanced coil design, PrecisionEdge™ high-density border system, PrimaCool™ performance fabric and Advanced Adapt™ memory foam. We also updated our TEMPUR-Breeze line to include a state-of-the art PureCool™ Comfort technology, an ultra breathable design and a premium cooling cover. These upgrades provide more refreshing sleep for consumers seeking a cooler sleeping environment.

Our Channels

We sell our products through two channels: Retail and Other.

Retail

Our Retail channel sells to furniture and bedding retailers, department stores and warehouse clubs, among others and represented 91.2% of net sales in 2015. Our top five customers accounted for approximately 39.4% of our net sales for the year ended December 31, 2015. Mattress Firm Holding Corp., which is represented in the North America segment, is our largest customer. On February 5, 2016, Mattress Firm Holding Corp. acquired all of the outstanding equity interests in HMK Mattress Holdings, LLC ("Sleepy’s"). Sleepy’s was also one of our top 5 customers in 2015 and as a result of this acquisition, based on 2015 net sales, the combined companies will be our largest customer, and will represent a significant portion of our overall sales. Mattress Firm and Sleepy’s together represented approximately 25% of our overall net sales for 2015. Additionally, we have a long-term supply agreement in place with Mattress Firm, which we have recently extended. The loss of one or more of these customers could negatively impact our profitability.

Other

Our Other channel sells directly to consumers through e-commerce platforms, company owned stores and call centers, and to third party, healthcare and hospitality customers and represented 8.8% of net sales in 2015. Third party includes sales to distributors in countries where we do not sell directly through our own subsidiaries. Healthcare includes sales to hospitals, nursing homes, healthcare professionals and medical retailers. Hospitality sales include hotels.

Marketing

Our overall marketing strategy is to drive consumer demand through the use of effective marketing. We invest across multiple media platforms to build brand awareness and drive consumer interest in our products. Our strategy varies by segment; however the majority of our advertising programs are created on a centralized basis through our in-house advertising organization. In 2016 we plan to drive growth through continued investments in new products, marketing and other initiatives.

North America

Our North America segment sells primarily through the Retail channel, which contributed 95.5% of North America segment sales in 2015. In North America, we advertise nationally on television, digitally and through consumer and trade print. In addition, we participate in cooperative advertising on a shared basis with some of our retail customers. Throughout the year, we relied on a series of strategic initiatives, which included: new product introductions, advertising and in-store marketing investments.

International

Our International segment sells primarily through the Retail channel, which contributed 72.0% of International segment net sales in 2015. Our advertising strategy in our International segment focuses on building brand awareness, which we believe is important to increasing our overall market share. We advertise on television, digitally and through consumer and trade print, as well as cooperative advertising on a shared basis with some of our retail customers. We believe there is significant opportunity to drive sales growth in our International segment through the expansion of product lines within existing channels, increasing our market share in previously underpenetrated markets and, where appropriate, entering into new markets.

Seasonality

We believe that our sales of products to furniture and bedding stores are typically subject to modest seasonality inherent in the bedding industry, with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters. Internationally, we are subject to seasonality with European net sales lower in the third quarter as compared to the other quarters during the year. Typical seasonality patterns may be affected by significant new product launches, which also generate an increase in floor model discounts as we deploy new products to our customers. In 2015 and 2014, we experienced stronger sales in the third and fourth quarters due to product launches in the first half of the year.

Operations

Manufacturing and Distribution. Our products are currently manufactured and distributed through our global network of facilities.

Suppliers. We obtain the raw materials used to produce our pressure-relieving TEMPUR® material from outside sources. We currently acquire chemicals and proprietary additives for Tempur products from a number of suppliers with manufacturing locations around the world. These supplier relationships may be revised in order to maintain quality, cost, and delivery expectations. We do not consider ourselves dependent upon any single outside vendor as a source of raw materials for Tempur products and believe that sufficient alternative sources of supply for the same or similar raw materials are available. Additionally, we source a portion of the manufacturing of our adjustable bed bases and foundations from third party manufacturers. We do not consider ourselves dependent upon any single outside manufacturer as a source of these products.

In our Sealy products, our raw materials consist of polyurethane foam, polyester, polyethylene foam and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we source the majority of our requirements for polyurethane foam components and spring components for our Sealy mattress units from a key supplier for each component. In the U.S. and Canada, we rely upon a single supplier for certain polyurethane foam components and spring components in our Sealy mattress units. These components are purchased under a supply agreement. We also purchase a significant portion of our Sealy foundation parts from third party sources under supply agreements, which require that we maintain certain volume allocations based on a proportional amount of material purchases. These volume allocations do not represent fixed purchase commitments. We are also dependent on a single supplier for the visco-elastic components and assembly of our Optimum™ specialty product lines. Except for our dependence regarding polyurethane foam, visco-elastic components and assembly of our Optimum™ specialty product lines, we do not consider ourselves to be dependent upon any single outside vendor as a source of supply to our bedding business, and we believe that sufficient alternative sources of supply for the same, similar or alternative components are available.

Research and Development. We have four research and development centers, three in the U.S. and one in Denmark, which conduct technology and product development. Additionally, we have a product testing facility that conducts hundreds of consumer tests annually. We believe our consumer-research driven approach to innovation results in best-in-class products that benefit the consumer. Research and development expenses were $28.7 million, $21.6 million and $21.0 million in 2015, 2014 and 2013, respectively.

Industry

We compete in the global bedding industry, comprised of mattresses and foundations, pillows and accessories. The mattress market category is comprised of traditional innerspring mattresses, as well as non-innerspring mattresses that include visco-elastic and foam mattresses, innerspring/foam hybrid mattresses, airbeds and latex mattresses. The foundation category is comprised of traditional foundations and adjustable foundations. The primary distribution channels for mattresses and foundations are retail furniture and bedding stores, department stores and warehouse clubs. Additionally, the pillow market is comprised of traditional foam and feather pillows, as well as pillows made of visco-elastic, latex, foam, sponge, rubber and down.

The U.S. is the largest market in which we compete. Since 1995, U.S. wholesale bedding sales, which include mattresses and foundations, have grown at a compound annual growth rate, or CAGR, of 4.9%, reaching approximately $7,524.0 million in 2014 according to the International Sleep Products Association (“ISPA”). This growth has been driven by the increase in the U.S. population, natural replacement cycle of mattresses and an increase in the average unit selling prices (“AUSPs”).

The U.S. mattress industry has benefited from a steady increase in AUSP over the past three decades, due in particular to the growth in premium priced non-innerspring mattresses but also due to various other factors, including an increase in the percentage of larger sized mattresses sold. As consumers have become increasingly aware of the health benefits of a good night’s sleep, which is often associated with the quality of their mattress, consumers have demonstrated a growing willingness to increase spending for higher quality mattresses and related bedding products. This trend has been further supported by the demographic shift in the population to consumers who are 45-64 years old and typically have a higher level of disposable income. The U.S. mattress industry has responded with the development of new, innovative technologies. Mattresses with enhanced features are typically sold at higher prices than traditional innerspring mattresses.

The traditional mattress innerspring category continues to account for the majority of industry mattress revenues; however the market for non-innerspring mattresses continues to grow. In 2014, traditional innerspring mattresses, excluding foundations, represented approximately $4,400.0 million of the bedding industry, and non-innerspring mattresses, excluding foundations, represented approximately $1,900.0 million of the industry, according to ISPA. The market for non-innerspring mattresses was

30.0% of the overall U.S. mattress industry in 2014, according to ISPA.

The U.S. mattress industry has historically been correlated with the health of the overall economy and a significant portion of new mattress purchases are typically driven by the replacement cycle. Factors that have shown some level of association with industry sales include overall GDP, housing turnover, personal disposable income, consumer confidence, interest rates and employment levels. As such, during recessionary periods, demand for mattresses declines as consumers reduce spending and delay discretionary purchases. During the most recent recession in 2008 and 2009, wholesale bedding sales experienced the greatest year-over-year decline in the past 20 years. Although demand improved in subsequent years, the increase in units sold was slower than in years following prior recessionary periods. Assuming the health of the overall economy continues to improve, we believe the mattress industry is well positioned for future growth.

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

We have a portfolio of brands and a complementary product offering, addressing most price points, consumer preferences and points of distribution. Our mattress products compete with a number of different types of mattresses, including innerspring mattresses, visco-elastic mattresses, foam mattresses, hybrid innerspring/foam mattresses, futons, air beds and other air-supported mattresses. These competing products are sold through a variety of channels, including furniture and bedding stores, department stores, mass merchants, wholesale clubs, Internet, telemarketing programs, television infomercials and catalogs. The U.S. pillow industry is characterized by a large number of competitors, none of which are dominant.

The U.S. mattress market has experienced consolidation in recent years. We, together with Serta Simmons, collectively accounted for a significant share of the wholesale bedding industry revenues in 2014 based on figures obtained from ISPA and Furniture/Today industry publications. The balance of the mattress market in the U.S. is served by a large number of other manufacturers, including Select Comfort Corporation, which focuses on air beds and other air-supported mattresses, and many others operating on a regional basis.

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

As of December 31, 2015, we held trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. TEMPUR® and Tempur-Pedic® are trademarks registered with the United States Patent and Trademark Office. In addition, we have U.S. applications pending for additional trademarks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the trademark remains in use. We also own numerous of trademarks, trade names, service marks, logos and design marks, including Sealy®, Stearns & Foster® and Sealy Posturepedic®. We also license the Bassett® trade name in various territories under a long term agreement.

We derive income from royalties by licensing Sealy® brands, technology and trademarks to other manufacturers. Our licenses include rights for the licensees to use trademarks as well as current proprietary or patented technology utilized by us. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. For the year ended December 31, 2015, the licensing group as a whole generated unaffiliated net royalties of approximately $18.3 million.

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

Employees

As of December 31, 2015 we had approximately 7,200 Tempur Sealy employees, approximately 4,700 of which are located in North America and 2,500 in the rest of world. Approximately 40.0% of our employees are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We consider our overall relations with our workforce to be satisfactory. Our current collective bargaining agreements, which are typically three years in length, expire at various times beginning in 2016 through 2019. As of December 31, 2015, our domestic operations employed approximately 770 individuals covered under collective bargaining agreements expiring in 2016. Our international operations employed approximately 400 individuals covered under collective bargaining agreements expiring in 2016.

Executive Officers of the Registrant

This information is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) under the section entitled “Proposal One—Election of Directors—Executive Officers.”

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

Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economy remains unstable, and we expect the economic environment to continue to be challenging. Economic uncertainty may give households less confidence to make discretionary purchases.

There could be a number of other effects from these economic developments on our business, including reduced consumer demand for products; insolvency of our customers, resulting in increased provisions for credit losses; insolvency of our key suppliers resulting in product delays; inability of retailers and consumers to obtain credit to finance purchases of our products; decreased consumer confidence; decreased retail demand, including order delays or cancellations; counterparty failures negatively impacting our treasury operations; inability for us, our customers and our suppliers to accurately forecast future product demand trends; and adverse movements in foreign currency exchange rates. If such conditions are experienced in future periods, our industry, business and results of operations may be severely impacted.

Because we depend on our significant customers, a decrease or interruption in their business with us would reduce our sales and results of operations.

Our top five customers, collectively, account for approximately 39.4% of our net sales for 2015. The credit environment in which our customers operate has been relatively stable over the past few years. We expect that some of the retailers that carry our products may consolidate, undergo restructurings or reorganizations, experience financial difficulty, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the impact of volume and other incentive programs related to these customers. Furthermore, as sales to our large customers grow, our credit exposure to these customers may also increase. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell products to them on favorable terms, if at all. A substantial decrease or interruption in business from these significant customers could result in the loss of future business and could reduce liquidity and profitability. In addition, the timing of large purchases by these customers could have an increasingly significant impact on our quarterly net sales and earnings.

Mattress Firm Holding Corp., which is represented in the North America segment, is our largest customer. On February 5, 2016, Mattress Firm Holding Corp. acquired all of the outstanding equity interests in HMK Mattress Holdings, LLC ("Sleepy’s"). Sleepy’s operates approximately 1,500 specialty mattress retail stores located in 17 states and the combined company will operate approximately 3,500 stores in 48 states. Sleepy’s was also one of our top 5 customers in 2015 and as a result of this acquisition, based on 2015 net sales, the combined company will be our largest customer, and will represent a significant portion of our overall sales. Mattress Firm and Sleepy’s together represented approximately 25% of our overall net sales for 2015. This higher customer concentration will increase the risks associated with large customers described above.

Our sales growth is dependent upon our ability to implement strategic initiatives and actions taken to increase sales growth may not be effective.

Our ability to generate sales growth is dependent upon a number of factors, including the following:

•	our ability to continuously improve our products to offer new and enhanced consumer benefits and better quality;

•	ability of our future product launches to increase net sales;

•	the effectiveness of our advertising campaigns and other marketing programs in building product and brand awareness, driving traffic to our distribution channels and increasing sales;

•	our ability to expand into new distribution channels and grow our existing channels, including our current roll-out of Sealy mattress products in various international markets;

•	our ability to continue to successfully execute our strategic initiatives;

•	the level of consumer acceptance of our products; and

•	general economic factors that negatively impact consumer confidence, disposable income or the availability of consumer financing.

We may be adversely affected by fluctuations in exchange rates, which could affect our results of operations, the costs of our products and our ability to sell our products in foreign markets.

Approximately 25% of our net sales were generated outside of the United States in 2015. As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. If the U.S. dollar strengthened relative to the euro or other foreign currencies where we have operations, there would be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. In 2015, foreign currency exchange rate changes negatively impacted our adjusted EBITDA, which is a non-U.S generally accepted accounting principle ("U.S. GAAP") financial measure, by approximately 6.4%. In 2016, we expect foreign exchange could continue to negatively impact our results of operations. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

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

We are subject to a pending tax proceeding in Denmark, and an adverse decision or a negotiated settlement could adversely impact our results of operations and cash flows.

We have received income tax assessments from the Danish Tax Authority (“SKAT”). We believe the process to reach a final resolution of this matter could potentially extend over a number of years. If we are not successful in defending our position that we owe no additional taxes, we could be required to pay a significant amount to SKAT. In addition, the Company could choose to pursue a settlement with SKAT, which could also require the Company to pay significant amounts to SKAT in excess of any related reserve.  Each of these outcomes could have a material adverse impact on our results of operations and cash flows. In addition, prior to any ultimate resolution of this issue before the Tribunal or the Danish courts, or a settlement of the matter with SKAT, based on a change in facts and circumstances, the Company may be required to further increase its uncertain tax liability associated with this matter, which could have a material impact on the Company's reported earnings. For a description of these assessments and additional information with respect to these assessments and the various related legal proceedings, see “Legal Proceedings” included in Part I, ITEM 3 of this Report and Note 14, “Income Taxes”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report, and "Management's Discussion and Analysis" included in Part II, ITEM 7 of this Report.

We operate in the highly competitive mattress and pillow industries, and if we are unable to compete successfully, we may lose customers and our sales may decline.

Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance and compete across a range of distribution channels.

A number of our significant competitors offer mattress and pillow products that compete directly with our products. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. In addition, mattress and pillow manufacturers and retailers are seeking to increase their channels of distribution and looking for new ways to reach the consumer, including the recent expansion in the number of companies pursuing online direct-to-consumer models for foam mattresses. The pillow industry is characterized by a large number of competitors, none of which are dominant. The highly competitive nature of the mattress and pillow industries means we are continually subject to the risk of loss of market share, loss of significant customers, reductions in margins, and the inability to acquire new customers.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology could harm our ability to effectively operate our business.

Our ability to effectively manage our business depends significantly on our information systems. The failure of our current systems, or future upgrades, to operate effectively or to integrate with other systems, or a breach in security of these systems could cause reduced efficiency of our operations, and remediation of any such failure, problem or breach could reduce our liquidity and profitability. Any disruptions caused by the failure of these systems could adversely impact our day-to-day business and decision making and could have a material adverse effect on its performance.

We have successfully implemented a new enterprise resource planning, or “ERP,” system across several of our global subsidiaries. We are continuing this implementation and expanding into our North America segment. This new system will continue to replace a substantial portion of our legacy systems currently supporting our operations. If we are unable to successfully implement the replacement of the legacy systems, it could lead to a disruption in our business and unanticipated additional use of capital and other resources, which may adversely impact our results of operations.

Changes in tax laws and regulations or other factors could cause our income tax rate to increase, potentially reducing net income and adversely affecting cash flows, and fluctuations in our tax obligations and effective tax rate may result in volatility of our financial results and stock price.

We are subject to taxation in various jurisdictions around the world and at any one time multiple tax years are subject to audit by various taxing jurisdictions. In preparing financial statements, we calculate our annual effective income tax rate based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our effective income tax rate, however, may be higher due to numerous factors, including, but not limited to, changes in accounting methods or policies, tax laws or regulations, the tax litigation environment in each such jurisdiction, and the outcome of pending or future audits, whether the result of litigation or negotiations with taxing authorities. Each such item may result in a tax liability that differs from our original estimate. An effective income tax rate that is significantly higher than currently anticipated could have an adverse effect on our net income and cash flows. In addition, there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated, which could adversely affect our quarterly results of operations and stock price.

Officials in some of the jurisdictions in which we do business, including the United States, have proposed or announced that they are considering tax increases and other revenue raising laws and regulations. Additionally, the global tax environment is becoming more complex, with government tax authorities becoming increasingly more aggressive in asserting claims for taxes. Any resulting changes in tax laws or regulations could increase our effective income tax rate or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

In addition to the increased activity of taxing authorities with respect to income tax, taxing authorities are also becoming more aggressive in asserting claims for indirect taxes such as import duties and value added tax. These types of claims present similar risks and uncertainties as those discussed above. We believe we are in compliance with all tax laws and regulations that govern such indirect taxes in each of the jurisdictions we do business in. However, because claims taxing authorities assert often involve the question of internal product pricing, which is inherently subjective in nature, any such claim may require us to litigate the matter to defend our position or to negotiate a settlement on the matter with the taxing authorities that differs from the amount of potential exposure recorded in the financial statements.

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

•	exposing us to variability in interest rates, as a substantial portion of our indebtedness is and will be at variable rates; and

•	limiting our ability to return capital to our stockholders, including through share repurchases.

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

If we, or our service providers, are unable to adequately protect our information assets from cyber-based attacks or other security incidents, our operations could be disrupted and our reputation could be damaged.

We are increasingly dependent on information technology, including the Internet, for the storage, processing, and transmission of our electronic, business-related information assets. We leverage our internal information technology infrastructures, and those of our service providers, to enable, sustain and support our global business interests. In the event that we or our service providers are unable to prevent, detect and remediate cyber-based attacks or other security incidents in a timely manner, our operations could be disrupted or we may incur financial or reputational losses arising from the theft, alteration, misuse, unauthorized disclosure or destruction of its information assets.

We cannot guarantee that we will repurchase our common stock pursuant to our recently announced stock repurchase program or that our stock repurchase program will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

In February 2016, our board of directors authorized a stock repurchase program. Under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price not to exceed $200 million. Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. Stock may be purchased from time to time, in the open market or through private transactions, subject to market condition, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. For example, the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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

Our ability to service our indebtedness depends on our ability to maintain our profitability. We may not be able to maintain our profitability on a quarterly or annual basis in future periods. Further, our profitability will depend upon a number of factors, including without limitation:

•	general economic conditions in the markets in which we sell our products and the impact on consumers and retailers;

•	the level of competition in the mattress and pillow industry;

•	our ability to successfully identify and respond to emerging trends in the mattress and pillow industry;

•	our ability to successfully launch new products;

•	our ability to effectively sell our products through our distribution channels in volumes sufficient to drive growth and leverage our cost structure and advertising spending;

•	our ability to reduce costs, including our ability to align our cost structure with sales in the existing economic environment;

•	our ability to successfully manage our relationships with our major customers;

•	our ability to absorb fluctuations in commodity costs;

•	our ability to maintain efficient, timely and cost-effective production and utilization of our manufacturing capacity; and

•	our ability to maintain efficient, timely and cost-effective delivery of our products, and our ability to maintain public recognition of our brands.

Our new product launches may not be successful due to development delays, failure of new products to achieve anticipated levels of market acceptance and significant costs associated with failed product introductions, which could adversely affect our revenues and profitability.

Each year we invest significant time and resources in research and development to improve our product offerings and launch new products. There are a number of risks inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, introduction costs, the speed of the rollout of the product and manufacturing inefficiencies may be greater than anticipated, which could impact profitability.

Our advertising expenditures and customer incentives may not result in increased sales or generate the levels of product and brand name awareness we desire and we may not be able to manage our advertising expenditures on a cost-effective basis.

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

Our operating results are subject to fluctuations, including as a result of seasonality, which could make sequential quarter to quarter comparisons an unreliable indication of our performance and adversely affect the market price of our common stock.

A significant portion of our net sales are attributable to our Retail channel, particularly net sales to furniture and bedding stores. We believe that our sales of bedding and other products to furniture and bedding stores are subject to seasonality inherent in the bedding industry, with sales expected to be generally lower in the second and fourth quarters and higher in the first and third quarters, and in Europe, lower in the third quarter as compared to the other quarters during the year. Additionally, typical seasonality patterns may be affected by significant new product launches. In 2015 and 2014, we experienced stronger sales in the third and fourth quarters due to product launches in the first half of the year. This seasonality means that a sequential quarter to quarter comparison may not be a good indication of our performance or of how we will perform in the future.

We are subject to risks from our international operations, such as complying with U.S. and foreign laws, foreign exchange exposure, tariffs, increased costs, political risks and our ability to expand in certain international markets, which could impair our ability to compete and our profitability.

We are a global company, selling our products in approximately 100 countries worldwide. We generated approximately 25% of our net sales outside of the United States in 2015, and we continue to pursue additional international opportunities. We also participate in international license and joint venture arrangements with independent third parties. Our international operations are subject to the customary risks of operating in an international environment, including complying with U.S. laws affecting operations outside of the United States such as the Foreign Corrupt Practices Act; complying with foreign laws and regulations, including disparate anti-corruption laws and regulations; risks associated with varying local business customs; and the potential imposition of trade or foreign exchange restrictions, tariffs and other tax increases, fluctuations in exchange rates, inflation and unstable political situations and labor issues. We are also limited in our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Sealy® bedding products. Fluctuations in the rate of exchange between currencies in which we do business may affect our financial condition or results of operations.

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

A material increase in our product return rates or an inadequacy in our warranty reserves could reduce our liquidity and profitability.

We allow consumers to return certain products for comfort reasons. As we expand our sales, our return rates may not remain within our historical levels. A downturn in general economic conditions may also increase our product return rates. A material increase in return rates could significantly impair our liquidity and profitability.

We provide our consumers warranties on our products ranging from 3 to 25 years. Due to the increase in new product introductions in recent years, we may still see significant warranty claims on products under warranty which are early in their product life cycles. As of March 1, 2014, we shortened the warranty of Tempur mattresses sold in our North America segment from 25 years to 10 years to align with the industry standard. Also, in line with our strategy, as we continue to innovate to provide new products to our customers, we could be susceptible to unanticipated risks with our warranty claims, which could impair our liquidity and profitability.

Because some of our products have been in use by our customers for the full warranty period, we rely on the combination of historical experience and product testing for the development of our estimate for warranty claims. However, our actual level of warranty claims could prove to be greater than the level of warranty claims we estimated based on our products’ performance during product testing. If our warranty reserves are not adequate to cover future warranty claims, their inadequacy could have a material adverse effect on our liquidity and profitability.

We are vulnerable to interest rate risk with respect to our debt, which could lead to an increase in interest expense.

We are subject to interest rate risk in connection with the variable rate debt under our debt agreements. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. Although we refinanced a significant portion of our variable rate debt in 2015 with fixed rate debt, we still have a significant amount of variable rate debt outstanding. For information regarding our sensitivity to changes in interest rates, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, ITEM 7A of this Report.

Loss of suppliers and disruptions in the supply of our raw materials could increase our costs of sales and reduce our ability to compete effectively.

We acquire raw materials and certain components from a number of suppliers with manufacturing locations around the world. If we were unable to obtain raw materials and certain components from these suppliers for any reason, we would have to find replacement suppliers. Any substitute arrangements for raw materials and certain components might not be on terms as favorable to us. In addition, we outsource the procurement of certain goods and services from suppliers in foreign countries. If we were no longer able to outsource through these suppliers, we could source it elsewhere, perhaps at a higher cost. We maintain relatively small supplies of our raw materials and outsourced goods at our manufacturing facilities, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales or could cause an increase in our cost of sales, either of which could decrease our liquidity and profitability.

In connection with the general supply chain risks described above, we are dependent upon single source suppliers for certain structural components or assembly of specific product lines within the Sealy brand portfolio. These products are purchased under a supply agreement and are manufactured in accordance with proprietary designs jointly owned by us and the supplier.

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

The loss of the services of any members of our executive management team could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

We depend on the continued services of our executive management team. The loss of key personnel could have a material adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. We do not maintain key-person insurance for members of our executive management team.

We could face adverse consequences as a result of stockholder actions or abrupt changes in our management or Board of Directors.

As previously disclosed, H Partners Management LLC, together with certain of its affiliates (collectively, "H Partners"), has publicly criticized our operation of our business, our business strategy, corporate governance considerations and other matters and demanded immediate changes in our management and Board of Directors. Although as described in the Form 8-K filed May 13, 2015, the Company entered into an agreement with H Partners on May 11, 2015 that includes a standstill that limits H Partners’ ability to take certain actions, this standstill provision expires after the 2016 Annual Meeting of Stockholders and there can be no assurance that H Partners or another stockholder will not make additional demands in the future.

As described in the Form 8-K Current Reports filed on May 11, 2015, June 1, 2015, July 30, 2015, September 8, 2015 and February 2, 2016, the Company announced a number of significant changes in its senior management and Board of Directors. Abrupt changes in our senior management or Board of Directors could adversely impact our ability to manage our business and implement our key strategic priorities. In addition, perceived uncertainties as to our future direction, or any abrupt changes in our management or Board of Directors, may lead to concerns regarding the direction or stability of our business, which may be exploited by our competitors, result in the loss of business opportunities, cause concern to our current or potential customers or suppliers, or make it more difficult to retain existing personnel or attract and retain new personnel. Considering and responding to future demands by stockholders, or abrupt changes in management or the Board, could be time-consuming and result in significant additional costs to us and could be disruptive of our operations and divert the time and attention of management and our employees away from our business operations and executing on our strategic plan. These actions could also cause our stock price to experience periods of volatility.

Deterioration in labor relations could disrupt our business operations and increase our costs, which could decrease our liquidity and profitability.

As of December 31, 2015, we had approximately 7,200 full-time employees. Approximately 40.0% of our employees are represented by various labor unions with separate collective bargaining agreements or government labor union contracts for certain international locations. Our North American collective bargaining agreements, which are typically three years in length, expire at various times during any given three year period. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew our various collective bargaining agreements on a timely basis or on favorable terms, or at all. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

Our products and our marketing and advertising programs are subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission and the U.S. Food and Drug Administration. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products. These rules and regulations may change from time to time, or may conflict. There may be continuing costs of regulatory compliance including continuous testing, additional quality control processes and appropriate auditing of design and process compliance. For example, the U.S. Consumer Product Safety Commission (“CPSC”) and many foreign jurisdictions have adopted rules relating to fire retardancy standards for the mattress industry. Further, some states and the U.S. Congress continue to consider fire retardancy regulations that may be different or more stringent than the CPSC standard. Adoption of multi-layered regulatory regimes, particularly if they conflict with each other, could increase our costs, alter our manufacturing processes and impair the performance of our products which may have an adverse effect on our business. We are also subject to various health and environmental provisions, such as California Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986) and 16 CFR Part 1633 (Standard for the Flammability (Open Flame) of Mattress Sets).

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

We maintain certain defined benefit pension plans. In addition, hourly employees working at certain of Sealy’s domestic manufacturing facilities are covered by union sponsored retirement and health and welfare plans. These plans cover both active employees and retirees. The plans are currently underfunded, and under certain circumstances we could be required to pay amounts with respect to this underfunding. Such events may significantly impair our profitability and liquidity. For more information, refer to Note 9, “Retirement Plans”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations. The trading price of our common stock may fluctuate significantly in response to various factors, including but not limited to:

•	actual or anticipated variations in our quarterly and annual operating results, including those resulting from seasonal variations in our business;

•	general economic conditions, such as unemployment, changes in short-term and long-term interest rates and fluctuations in both debt and equity capital markets;

•	introductions or announcements of technological innovations or new products by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to patent, or otherwise protect, our products and technologies;

•
changes in estimates by securities analysts of our financial performance or the financial performance of our competitors or major customers or statements by others in the investment community relating to such performance;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding our principal facilities at December 31, 2015.

Name	Location	Approximate Square Footage	Title	Type of Facility
North America
Tempur Production USA, LLC	Albuquerque, New Mexico	800,000	Leased	Manufacturing
Sealy of Maryland and Virginia, LLC	Hagerstown, MD	615,600	Leased	Manufacturing
Sealy Corporation	Plainfield, Indiana	614,000	Leased	Manufacturing
Tempur Production USA, LLC	Duffield, Virginia	581,000	Owned	Manufacturing
Ohio-Sealy Mattress Manufacturing Co.	Conyers, Georgia	300,000	Owned	Manufacturing
Sealy Mattress Co. of Albany, Inc.	Green Island, New York	257,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Richmond, California	241,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Orlando, Florida	225,050	Leased	Manufacturing
Sealy Texas Management, Inc.	Brenham, Texas	220,500	Owned (a)	Manufacturing
Sealy Mattress Company of Illinois	Batavia, Illinois	210,000	Leased	Manufacturing
The Ohio Mattress Company Licensing & Components Group, Inc.	Mountain Top, Pennsylvania	210,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Trinity, North Carolina	180,000	Owned	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	South Gate, California	172,000	Leased	Manufacturing
Sealy Canada, Ltd	Alberta, Canada	144,500	Owned (a)	Manufacturing
Sealy Mattress Company	Medina, Ohio	140,000	Owned (a)	Manufacturing
Sealy of Maryland and Virginia, Inc.	Williamsport, Maryland	134,500	Leased	Manufacturing
Sealy Mattress Co. of Kansas City, Inc.	Kansas City, Kansas	122,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Phoenix, Arizona	120,000	Leased	Manufacturing
Sealy Canada, Ltd	Toronto, Canada	120,000	Leased	Manufacturing
Sealy, Inc.	Trinity, NC	105,500	Owned	Office
Sealy of Minnesota, Inc.	St Paul, Minnesota	93,600	Owned (a)	Manufacturing
Sealy Canada, Ltd	Quebec, Canada	88,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co. Inc.	Denver, Colorado	82,000	Owned (a)	Manufacturing
Tempur-Pedic Management, LLC	Lexington, Kentucky	77,400	Owned	Office
Sealy Mattress Company of Puerto Rico	Carolina, Puerto Rico	44,000	Owned (a)	Manufacturing

International
Dan-Foam ApS	Aarup, Denmark	523,000	Owned	Manufacturing
Sealy Argentina SRL	Buenos Aires, Argentina	144,000	Owned	Manufacturing
Tempur Deutschland GmbH	Steinhagen, German	143,500	Owned	Warehouse
Sealy Mattress Company Mexico, S. de R.L. de C.V.	Toluca, Mexico	130,500	Owned	Manufacturing
Tempur UK Ltd	Middlesex, UK	61,000	Leased	Warehouse
Tempur France	Ile de France, France	53,800	Leased	Warehouse

(a)	We have granted a mortgage or otherwise encumbered our interest in this facility as collateral for secured indebtedness.

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

(b) Sealy Mattress Company of NJ, Inc., David Hertz, individually, as trustee of, respectively, the Allison Lindsay Hertz Trust, the Samuel Douglas Hertz Trust, the Sydney Lauren Hertz Trust, the U/A DTD 08/21/97 Andrew Michael Marcus Trust, the U/A DTD 08/21/97 Julia Robyn Marcus Trust, and the U/A DTD 08/21/97 James Daniel Marcus Trust, and as executor of the Estate of Walter Hertz, Lisa Marcus, Rose Naiman, Michael Shoobs, and Diane Shoobs, individually and as custodian of the Robert S. Shoobs UTMA NJ v. Sealy Corporation, filed June 27, 2013.  With respect to the Sealy Acquisition, holders of approximately 3.1 million shares of Sealy common stock sent notices to Sealy purporting to exercise their appraisal rights in accordance with the Merger Agreement executed on September 26, 2012. On June 27, 2013, an appraisal proceeding was commenced in the Delaware Court of Chancery (the “Appraisal Action”). This matter was settled on March 13, 2015. Sealy paid $2.20 per share for the Sealy common stock formerly held by the former Sealy stockholders seeking the appraisal, plus interest at the statutory rate, less $0.6 million already received in 2013 by one of the petitioners in connection with the closing of the Sealy Acquisition. The agreed upon per share value of $2.20 is equal to the amount paid to non-dissenting stockholders at the time of the closing of the Sealy Acquisition.

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

The complaint alleges that the Company engaged in unfair business practices, false advertising, and misrepresentations or omissions related to the sale of certain products. The plaintiffs seek restitution, injunctive relief and all other relief allowed under applicable state laws, interest, attorneys’ fees and costs. The purported classes do not seek damages for physical injuries. The Company believes the case lacks merit and intends to defend against the claims vigorously. The Court was scheduled to consider class certification motions in the fourth quarter of 2015; however, the Plaintiff’s filed a Motion to Amend the Complaint, at which time the Company filed a Motion to Dismiss the Amended Complaint. A hearing on the Motion to Dismiss was held January 28, 2016 and the Court denied in part and granted in part the Company’s Motion to Dismiss allowing certain claims to proceed. The outcome of this case remains uncertain. As a result, the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that this matter will not have a material adverse effect on the Company’s financial position or results of operations.

(d) German Regulatory Investigation. The German Federal Cartel Office ("FCO") conducted unannounced inspections of the premises of several mattress wholesaler/manufacturers including the Company's German subsidiary. The order permitting the inspection and collection of records alleged “vertical price fixing”. The parties met during 2015 and negotiated a final settlement in October 2015. Under the terms of the settlement, in 2015 the Company paid approximately €15.5 million (approximately $17.4 million) to fully resolve this matter. The Company recognized expense of $17.4 million (€15.5 million), which is presented within other expense (income), net in the accompanying Consolidated Statements of Income for the year ended December 31, 2015.

(e) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, and the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company does not believe this matter is material to the Company's financial statements.

The Company has also undertaken a remediation of soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Energy and Environmental Protection (“DEEP”) approval of the remediation plan. In 2012, the Company submitted separate closure reports to the Connecticut DEEP for the lower portion of the site and the upper portion of the site.  The Connecticut DEEP approved the Company’s closure report for the upper portion of the site and also gave conditional approval to the Company’s closure report for the lower portion of the site.  The Company is continuing to work with the Connecticut DEEP and is performing additional testing to obtain closure for the lower portion of the site. The Company does not believe the contamination on this site is attributable to the Company’s operations, nor will have a material effect on the Company's financial statements.

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

(f) Income tax assessments. The Company has received income tax assessments from SKAT. The Company believes the process to reach a final resolution of this matter could potentially extend over a number of years. If the Company is not successful in defending its position that the Company owes no additional taxes, the Company could be required to pay a significant amount to SKAT. In addition, the Company could choose to pursue a settlement with SKAT, which could also require the Company to pay significant amounts to SKAT in excess of any related reserve.  Each of these outcomes could have a material adverse impact on the Company's results of operations and cash flows. In addition, prior to any ultimate resolution of this issue before the Tribunal or the Danish courts, or a settlement of the matter with SKAT, based on a change in facts and circumstances, the Company may be required to further increase its uncertain tax liability associated with this matter, which could have a material impact on the Company's reported earnings. For a description of these assessments and additional information with respect to these assessments and the various related legal proceedings, see Note 14, “Income Taxes” in the Company's Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

The following table sets forth the high and low sales prices per common share, at closing, of our common stock as reported by the NYSE.

	Price Range
	High	Low
Fiscal 2015
First Quarter	$59.14	$49.17
Second Quarter	67.18	56.35
Third Quarter	78.64	67.50
Fourth Quarter	81.89	70.46

Fiscal 2014
First Quarter	$54.39	$45.64
Second Quarter	59.70	46.79
Third Quarter	61.34	54.28
Fourth Quarter	58.71	49.95

As of February 9, 2016, we had approximately 91 stockholders of record of our common stock.

Dividends

The Company does not pay a dividend. The decision to pay a dividend in future periods is reviewed by our Board of Directors on a periodic basis. Further, the Company is subject to certain customary restrictions on dividends under its 2012 Credit Agreement and Indentures. See Note 6, "Debt", in our Consolidated Financial Statements, included in Part II, Item 8 of this Report, for a discussion of the 2012 Credit Agreement and Indentures.

Recent Sales of Unregistered Securities

The Company sold 69,686 shares of Common Stock pursuant to a subscription agreement entered into with the Company's CEO on September 4, 2015, in connection with his hiring by the Company. These shares were issued from treasury stock at a price per share equal to $71.75, the closing price of the Common Stock on the NYSE on the date of the subscription agreement (September 4, 2015), in a transaction exempt under Section 4(2) of the Securities Act. The Company received $4,999,970.50 in cash proceeds from the CEO upon closing of the transaction, which proceeds were used for general corporate purposes.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock for the three months ended December 31, 2015.

On February 1, 2016, our Board of Directors authorized a new share repurchase authorization of up to $200.0 million of our common stock. Stock repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, financing, regulatory requirements and other market conditions. The program does not require the repurchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Repurchases may be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under federal securities laws.

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

The following table compares cumulative stockholder returns for the Company over the last five years to the Standard & Poor’s ("S&P") 500 Stock Composite Index, and a peer group. The S&P 500 Composite Index is a capitalization weighted index of 500 stocks intended to be a representative sample of leading companies in leading industries within the U.S. economy, and are chosen for market size, liquidity and industry group representation. We believe the peer group closely reflects our business and, as a result, provides meaningful comparison of stock performance.

The peer issuers included in this graph are set forth below:

Peer Group

Brunswick Corp.	Harman International Industries, Inc.	Newell Rubbermaid Inc.
Carter's, Inc.	Hasbro, Inc.	Polaris Industries Inc.
Columbia Sportswear Co.	Jarden Corp.	Select Comfort Corp.
Deckers Outdoor Corp.	Leggett & Platt, Inc.	Steelcase Inc.
Dorel Industries Inc.	Lexmark International, Inc.	Tupperware Brands Corp.
Fossil Group, Inc.	Mattress Firm Holding Corp.	Under Armour, Inc.
Gildan Activewear Inc.	Herman Miller, Inc.	Williams-Sonoma, Inc.
HanesBrands Inc.	Mohawk Industries, Inc.	Wolverine World Wide, Inc.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Tempur Sealy International, Inc.	$100.00	$131.13	$78.61	$134.70	$137.07	$175.89
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Peer Group	100.00	98.55	127.95	198.60	231.57	225.37

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. We have derived our statements of income and balance sheet data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 from our audited financial statements. Our Consolidated Financial Statements as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 are included in Part II, ITEM 8 of this Report.

(in millions, except per common share amounts)
Statement of Income Data:	2015	2014	2013 (1)	2012	2011
Net sales	$3,151.2	$2,989.8	$2,464.3	$1,402.9	$1,417.9
Cost of sales	1,902.3	1,839.4	1,449.4	688.3	674.8
Gross profit	1,248.9	1,150.4	1,014.9	714.6	743.1
Operating expense, net	939.8	874.1	771.1	466.3	402.6
Operating income	309.1	276.3	243.8	248.3	340.5
Interest expense, net	96.1	91.9	110.8	18.8	11.9
Loss on disposal, net	—	23.2	—	—	—
Other expense (income), net	12.9	(13.7)	5.0	0.3	0.2
Income before income taxes	200.1	174.9	128.0	229.2	328.4
Income tax provision(2)	(125.4)	(64.9)	(49.1)	(122.4)	(108.8)
Net income before non-controlling interest	74.7	110.0	78.9	106.8	219.6
Less: income attributable to non-controlling interest	1.2	1.1	0.3	—	—
Net income attributable to Tempur Sealy International, Inc.	$73.5	$108.9	$78.6	$106.8	$219.6

Balance Sheet Data (at end of period):
Cash and cash equivalents	$153.9	$62.5	$81.0	$179.3	$111.4
Total assets (3)	2,655.5	2,582.7	2,729.9	1,319.5	838.2
Total debt (3)	1,420.8	1,537.0	1,808.9	1,025.0	585.0
Capital leases and other debt	34.0	27.7	27.6	—	—
Redeemable non-controlling interest	12.4	12.6	11.5	—	—
Total stockholders' equity	290.2	202.7	118.6	22.3	30.8

Other Financial and Operating Data:
Dividends per common share	$—	$—	$—	$—	$—
Depreciation and amortization (4)	93.9	89.7	91.5	42.0	51.0
Net cash provided by operating activities	234.2	225.2	98.5	189.9	248.7
Net cash used in investing activities	(59.7)	(10.4)	(1,213.0)	(55.0)	(36.1)
Net cash (used in) provided by financing activities	(90.7)	(238.1)	1,013.4	(70.8)	(148.9)
Basic earnings per common share	1.19	1.79	1.30	1.74	3.27
Diluted earnings per common share	1.17	1.75	1.28	1.70	3.18
Capital expenditures	65.9	47.5	40.0	50.5	29.5

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

(2)	Income tax provision for 2015 includes approximately $60.7 million related to changes in estimates related to uncertain tax position regarding the Danish tax matter.

(3)
Includes issuance of $375.0 million of Senior Notes in December 2012 ("2020 Senior Notes"), with cash proceeds held in escrow at December 31, 2012. The net proceeds from the 2020 Senior Notes were used as part of the financing for the Sealy Acquisition. Refer to Note 6, “Debt” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for additional information regarding the 2020 Senior Notes.

(4)
Includes $22.5 million, $13.4 million, $16.9 million, $5.7 million, and $16.7 million in non-cash stock-based compensation expense related to restricted stock units, performance restricted stock units, deferred stock units and stock options in 2015, 2014, 2013, 2012, and 2011, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Part II, ITEM 6 of this Report and the audited consolidated financial statements and accompanying notes thereto included elsewhere in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and Part I, ITEM 1A of this Report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the years ended December 31, 2015, 2014 and 2013, including the following topics:

•	an overview of our business and strategy;

•	factors impacting results of operations;

•	results of operations including our net sales and costs in the periods presented as well as changes between periods;

•	expected sources of liquidity for future operations; and

•	our use of certain non-GAAP financial measures

Business Overview

General

We are the world's largest bedding provider. We develop, manufacture, market, and distribute bedding products, which we sell globally. Our brand portfolio includes many highly recognized brands in the industry, including TEMPUR®, Tempur-Pedic®, Sealy®, Sealy Posturepedic®, and Stearns & Foster®. Our comprehensive suite of bedding products offers a variety of products to consumers across a broad range of channels.

We sell our products through two distribution channels in each operating business segment: Retail (furniture and bedding retailers, department stores, specialty retailers and warehouse clubs); and Other (directly to consumers through e-commerce platforms, company owned stores and call centers, and to third party, healthcare and hospitality and customers).

Business Segments

Prior to January 1, 2015, the Company operated under three reportable segments: Tempur North America, Tempur International and Sealy. Effective January 1, 2015, the Company realigned its organizational structure and updated its segments in light of the progress made in 2013 and 2014 integrating Sealy into its historical business. The Company's updated reportable segments are North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S. and Canada. Our International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America. The Company evaluates segment performance based on net sales, gross profit and operating income.

Strategy

We are the world’s largest bedding provider and the only provider with global scale. For a complete overview of our business, including a description of our business segments, see "Business" under Part I, ITEM 1 of this Report. We believe our future growth potential is significant in our existing markets and through expansion into new markets. Our goal is to improve the sleep of more people, every night, all around the world. It is our goal to become the market leader in every country we compete in.  In order to achieve our long-term growth potential while managing the current economic and competitive environment, our strategy will focus on the following key strategic priorities: leveraging and strengthening our comprehensive portfolio of iconic brands and products; expanding global distribution and seeking highest dealer advocacy; expanding margins with a focus on driving significant cost improvement; leveraging our global scale for competitive advantage; and, where appropriate, making accretive acquisitions of licensees and joint ventures. Successful execution of these strategic priorities is expected to result in above-industry sales and earnings growth and strong cash flow that will be used to reduce debt to the extent appropriate and return value to stockholders.

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

Customer Concentration

Our top five customers, collectively, account for approximately 39.4% of our net sales for 2015. Mattress Firm Holding Corp., which is represented in the North America segment, is our largest customer. On February 5, 2016, Mattress Firm Holding Corp. acquired all of the outstanding equity interests in HMK Mattress Holdings, LLC (Sleepy’s). Sleepy’s operates approximately 1,500 specialty mattress retail stores located in 17 states in the Northeast, New England, the Mid-Atlantic and Illinois and the combined company will operate approximately 3,500 stores in 48 states. Sleepy’s was also one of our top 5 customers in 2015 and as a result of this acquisition, based on 2015 net sales, the combined companies will be our largest customer, and will represent a significant portion of our overall sales. Mattress Firm and Sleepy’s together represented approximately 25% of our overall net sales for 2015. This higher customer concentration will increase the risks associated with large customers as described in "Risk Factors" under Part I, ITEM 1A in this Report.

Exchange Rates

As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign currency exchange rates. Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions between our subsidiaries and their customers and suppliers, as well as among certain subsidiaries. These hedging transactions may not succeed in managing our foreign currency exchange rate risk. Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Additionally, the operations of our foreign currency denominated subsidiaries result in foreign currency translation fluctuations in our consolidated operating results. These operations do not constitute transactions which qualify for hedge accounting treatment. Therefore, we do not hedge the translation of foreign currency operating results into the U.S. dollar. Should currency rates change sharply, our results could be negatively impacted. In 2015, foreign currency exchange rate changes negatively impacted our adjusted EBITDA, which is a non-GAAP financial measure by approximately 6.4%. In 2016, we expect foreign exchange could continue to negatively impact our results of operations.

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

Our North America segment competes in various mattress categories, and contributed 81.8% of our net sales for the year ended December 31, 2015. These mattress categories are highly competitive, with many competitor products supported by aggressive marketing campaigns and promotions. The international market for mattresses and pillows is generally served by a large number of manufacturers, primarily operating on a regional and local basis. These manufacturers offer a broad range of mattress and pillow products. As a result of this or increased competition, our results could be negatively impacted.

Gross Margins

Our gross margin is primarily impacted by the relative amount of net sales contributed by our Tempur and Sealy products. Our Sealy products have a significantly lower gross margin than our Tempur products. Our Sealy mattress products range from value to premium priced offerings, and gross margins are typically higher on premium products compared to value priced offerings. Our Tempur products are exclusively premium priced products. As sales of our Sealy products increase relative to sales of our Tempur products, our gross margins will be negatively impacted in both our North America and International segments. Due to the anticipated growth of Sealy products sold through our International segment, this change in product mix has unfavorably impacted our gross margin in 2015 as compared to prior years. Additionally, sales of our Tempur products in our International segment have historically had higher gross margins than the Tempur products sold in our North America segment.

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

In 2016, we expect gross margin to benefit from improvement in our North America segment gross margin, primarily driven by sourcing improvements, operational efficiencies and pricing actions. We expect this improvement to be partially offset by a decrease in the gross margin in our International segment, which we expect will decrease as a result of increased sales of Sealy products and unfavorable foreign exchange rate. In addition, our ability to increase the profitability of our Sealy operations will depend on our ability to improve the efficiency of our manufacturing of Sealy products and improve the overall gross margins for these products. If we are unable to improve these gross margins this may have a material adverse impact on our overall profitability.

New Product Development and Introduction

Each year we invest significant time and resources in research and development to improve our product offerings. There are a number of risks inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, product introduction costs, the speed of the rollout of the product and manufacturing inefficiencies may be greater than anticipated, which could impact profitability. In 2016, we expect to incur significant costs associated with new product introductions.

Financial Leverage and Liquidity

As of December 31, 2015, we had $1,479.6 million of debt outstanding, and our adjusted EBITDA, which is a non-GAAP financial measure, was $455.8 million. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available. As of December 31, 2015, our ratio of funded debt less qualified cash to EBITDA in accordance with our 2012 Credit Agreement was 3.21 times, within the covenant in our debt agreements which limits this ratio to 4.50 times for the year ended December 31, 2015. For more information on this non-GAAP measure and compliance with our 2012 Credit Agreement, please refer to the section set forth below “Non-GAAP Financial Measures”. The Company expects that it will seek to refinance its senior credit facility in the first half of 2016 to take advantage of the favorable interest rate environment and to obtain some favorable adjustments to certain of the restrictions currently contained in the 2012 Credit Agreement.

Danish Tax Proceeding
As described in Note 14 of the Notes to Consolidated Financial Statements included in Part II, ITEM 8 of this Report, the Company is the subject of significant outstanding tax assessments asserted by SKAT. Any decision by the Company to achieve a negotiated settlement of this matter, or if the Company does not enter into a negotiated settlement of this matter, a negative outcome in the related legal proceedings, could require the Company to make significant payments, which could have a material adverse effect on the Company’s results of operations and liquidity. In addition, if the Company is required to further increase its uncertain tax liability for this matter, based on a changes in facts and circumstances, this could have a material impact on the Company's reported earnings.

Integration

The operational integration of the legacy Tempur and Sealy businesses is substantially complete in our North America and International segments. In 2015, we continued to focus on consolidating our distribution network, transforming our Sealy domestic manufacturing facilities and introducing Sealy products in Europe and Japan. We currently expect integration activities to continue through the first half of 2016, and we expect the level of integration expense to significantly decrease over this period as compared to prior years.

Results of Operations

A summary of our results for the year ended December 31, 2015 include:

•
Total net sales increased 5.4% to $3,151.2 million from $2,989.8 million in 2014. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 9.4%, with growth in both the North America and International business segments.

•	Gross margin was 39.6% as compared to 38.5% in 2014. Adjusted gross margin, which is a non-GAAP financial measure, was 40.1% as compared to 38.9% in 2014.

•
Earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, increased 9.4% to $388.9 million as compared to $355.4 million in 2014. Adjusted EBITDA, which is a non-GAAP financial measure, increased 12.7% to $455.8 million as compared to $404.6 million in 2014.

•
Operating income was $309.1 million as compared to $276.3 million in 2014. Adjusted operating income, which is a non-GAAP financial measure, was $373.8 million, or 11.9% of net sales, as compared to $320.1 million, or 10.7% of net sales in 2014.

•
Net income was $73.5 million as compared to net income of $108.9 million in 2014. During the fourth quarter of 2015, the Company reevaluated its uncertain tax position regarding the previously disclosed Danish tax matter. As a result of the re-evaluation, including consideration of certain events that occurred during the fourth quarter of 2015, the Company recorded a change in estimate of its uncertain tax positions related to this matter of approximately $60.7 million. Adjusted net income, which is a non-GAAP financial measure, increased 21.4% to $199.9 million as compared to $164.6 million in 2014.

•
EPS was $1.17 as compared to $1.75 in 2014. Adjusted EPS, which is a non-GAAP financial measure, increased 20.4% to $3.19 as compared to adjusted EPS of $2.65 in 2014. On a constant currency basis, adjusted EPS increased 31.7%.

We may refer to net sales or earnings or other historical financial information on a “constant currency basis”, which is a non-GAAP financial measure. These references to constant currency basis do not include operational impacts that could result from fluctuations in foreign currency rates. To provide information on a constant currency basis, the applicable financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Constant currency information is not recognized under U.S. GAAP, and it is not intended as an alternative to U.S. GAAP measures. Refer to Part II, ITEM 7A of this Report.

For additional information regarding adjusted gross margin, EBITDA, adjusted EBITDA, adjusted operating income, adjusted net income and adjusted EPS, all of which are non-GAAP financial measures, please refer to the Non-GAAP Financial Information section below.

The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of net sales:

(in millions, except percentages and	Year Ended December 31,
per common share amounts)	2015		2014		2013
Net sales	$3,151.2	100.0%	$2,989.8	100.0%	$2,464.3	100.0%
Cost of sales	1,902.3	60.4	1,839.4	61.5	1,449.4	58.8
Gross profit	1,248.9	39.6	1,150.4	38.5	1,014.9	41.2
Selling and marketing expenses	648.0	20.6	619.9	20.7	522.9	21.2
General, administrative and other	322.0	10.2	280.6	9.4	266.3	10.8
Equity income in earnings of unconsolidated affiliates	(11.9)	(0.4)	(8.3)	(0.3)	(4.4)	(0.2)
Royalty income, net of royalty expense	(18.3)	(0.6)	(18.1)	(0.6)	(13.7)	(0.6)
Operating income	309.1	9.8	276.3	9.3	243.8	10.0

Other expense, net:
Interest expense, net	96.1	3.0	91.9	3.1	110.8	4.5
Loss on disposal, net	—	—	23.2	0.8	—	—
Other expense (income), net	12.9	0.5	(13.7)	(0.4)	5.0	0.2
Total other expense	109.0	3.5	101.4	3.5	115.8	4.7

Income before income taxes	200.1	6.3	174.9	5.8	128.0	5.3
Income tax provision	(125.4)	(4.0)	(64.9)	(2.2)	(49.1)	(2.0)
Net income before non-controlling interest	74.7	2.3	110.0	3.6	78.9	3.3
Less: Net income attributable to non-controlling interest	1.2	—	1.1	—	0.3	—
Net income attributable to Tempur Sealy International, Inc.	$73.5	2.3%	$108.9	3.6%	$78.6	3.3%

Earnings per common share:
Diluted	$1.17		$1.75		$1.28
Weighted average common shares outstanding:
Diluted	62.6		62.1		61.6

CONSOLIDATED SUMMARY

Net sales and gross profit

(in millions, except percentages)	2015	2014	2013	Percentage change 2015 vs. 2014	Percentage change 2014 vs. 2013
Net sales	$3,151.2	$2,989.8	$2,464.3	5.4%	21.3%

Net sales by segment:
North America	2,577.2	2,404.9	1,927.0	7.2%	24.8%
International	574.0	584.9	537.3	(1.9)%	8.9%

Gross profit	1,248.9	1,150.4	1,014.9	8.6%	13.4%
Gross margin	39.6%	38.5%	41.2%	1.1%	(2.7)%

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

Year ended December 31, 2015 compared to year ended December 31, 2014

Net sales increased $161.4 million, or 5.4%. On a constant currency basis, net sales increased approximately 9.4%, primarily due to growth in our North America segment. North America segment net sales grew at 7.2%, driven primarily by U.S. net sales growth across both the Tempur and Sealy brands. International net sales decreased by 1.9%, driven primarily by unfavorable foreign exchange rates. On a constant currency basis, International net sales increased approximately13.2%, due to continued growth in Asia-Pacific and Latin America. Additionally, net sales in our Other distribution channels increased double digits in each of our North America and International segments, primarily driven by our direct business.

Gross profit increased $98.5 million, and gross margin increased 110 basis points. The increase in gross margin was primarily due to supply chain and sourcing improvements of 170 basis points, a favorable decrease in discounts of 50 basis points and 2015 pricing actions which increased gross margin 40 basis points in 2015 as compared to 2014. These factors were primarily offset by unfavorable product mix of 130 basis points. The principal factors that impacted gross margin by segment are discussed below in their respective segment discussions.

Year ended December 31, 2014 compared to year ended December 31, 2013

Net sales increased $525.5 million, or 21.3%. The increase was primarily due to the results of our Sealy business being reflected for the full year ended December 31, 2014 as compared to the post-acquisition period March 18, 2013 through December 31, 2013, as well as increased net sales of our Tempur products in both the North America and International segments.

Gross profit increased $135.5 million, or 13.4%. Gross margin declined 270 basis points. The gross margin decrease was primarily due to Sealy's results being reflected for the full year ended December 31, 2014 as compared to the post-acquisition period March 18, 2013 through December 31, 2013. As sales of our Sealy products increased relative to sales of our Tempur products, our gross margins were negatively impacted.

OPERATING EXPENSES

Selling and Marketing Expenses

(in millions, except percentages)	2015	2014	2013	Percentage change 2015 vs. 2014	Percentage change 2014 vs. 2013
Total selling and marketing	$648.0	$619.9	$522.9	4.5%	18.6%
As a percent of net sales	20.6%	20.7%	21.2%	(0.1)%	(0.5)%
Advertising expenses	360.5	326.7	274.2	10.3%	19.1%
As a percent of net sales	11.4%	10.9%	11.1%	0.5%	(0.2)%
Selling and marketing other	287.5	293.2	248.7	(1.9)%	17.9%
As a percent of net sales	9.2%	9.8%	10.1%	(0.6)%	(0.3)%

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

Year ended December 31, 2015 compared to year ended December 31, 2014

Selling and marketing expenses increased $28.1 million, or 4.5%, and decreased slightly as a percentage of net sales.

Our advertising expenses increased $33.8 million, or 10.3%, and increased slightly as a percentage of net sales. The increase in advertising expenses was primarily due to a $40.7 million increase in our North America segment, which was primarily driven by improved participation in our retail cooperative advertising programs. This increase was offset by a $6.9 million decrease in our International segment.

All other selling and marketing expenses decreased $5.7 million, or 1.9%, and decreased slightly as a percentage of net sales. The decrease to other selling and marketing expenses is primarily due to an $11.4 million decrease in the North America segment driven by fewer in-store marketing investments in 2015 as compared to 2014. This was partially offset by a $4.5 million increase in our International segment, driven primarily by additional company-owned stores and costs associated with marketing and distributing Sealy products in Europe and Japan in 2015 as compared to 2014. In 2015, we took actions to begin reducing our overhead expenses. In the second half of 2015, we incurred $5.1 million related to this restructuring in other selling and marketing expenses, which included headcount reductions and international store closures.

Year ended December 31, 2014 compared to year ended December 31, 2013

Selling and marketing expenses increased $97.0 million, or 18.6%, and decreased 0.5% as a percentage of net sales.

Our advertising expenses increased $52.5 million, or 19.1%, and remained relatively flat as a percentage of net sales. The increase in advertising expenses was primarily driven by the Sealy results being reflected for the full year ended December 31, 2014 as compared to the post-acquisition period March 18, 2013 through December 31, 2013.

All other selling and marketing expenses increased $44.5 million, or 17.9%, and decreased slightly as a percentage of net sales. The increase to other selling and marketing expenses was primarily due to the $24.7 million increase in the International segment, driven primarily by additional openings of company-owned stores and integration costs associated with marketing and distributing Sealy products in certain international markets. Additionally, the North America segment other selling and marketing expenses increased $19.2 million, primarily driven by the Sealy results being reflected for the full year ended December 31, 2014 as compared to the post-acquisition period March 18, 2013 through December 31, 2013.

General, Administrative and Other Expenses

(in millions, except percentages)	2015	2014	2013	Percentage change 2015 vs. 2014	Percentage change 2014 vs. 2013
General, administrative and other expenses	$322.0	$280.6	$266.3	14.8%	5.4%
As a percent of net sales	10.2%	9.4%	10.8%	0.8%	(1.4)%
General, administrative and other expenses include salaries and related expenses, information technology, professional fees, depreciation and amortization of long-lived assets not used in the manufacturing process, expenses for administrative functions and research and development costs.
Year ended December 31, 2015 compared to year ended December 31, 2014

General, administrative and other expenses increased $41.4 million, or 14.8%. The increase in general, administrative and other expenses is due to a $26.7 million increase in Corporate expenses, as discussed below, and a $12.6 million increase in North America segment expenses. The increase in our North America segment's general, administrative and other expenses was primarily driven by a $6.8 million increase in research and development expenses. Additionally, in 2015, we took actions to begin reducing our overhead expenses. In the second half of 2015, we incurred $6.3 million related to this restructuring in general, administrative and other expenses, primarily related to headcount reductions and international store closures.

Corporate general, administrative and other expenses were $121.4 million in 2015 as compared to $94.7 million in 2014, an increase of $26.7 million or 28.2%. This increase was driven primarily by $14.5 million of executive transition and related retention expenses and $3.2 million of restructuring costs related to headcount reductions. We also incurred $6.3 million of additional costs related to our 2015 Annual Meeting and related issues.

Research and development expenses for 2015 were $28.7 million compared to $21.6 million for 2014, an increase of $7.1 million, or 32.9%, as a result of continued new product investment. We plan to continue to invest in research and development to leverage the combined technologies of our portfolio to deliver innovative products.

Year ended December 31, 2014 compared to year ended December 31, 2013

General, administrative and other expenses increased $14.3 million, or 5.4%. The increase was primarily due to a $27.8 million increase in our North America segment, which was driven by the Sealy results being reflected for the full year ended December 31, 2014 as compared to the post-acquisition period March 18, 2013 through December 31, 2013. This increase was offset by a $12.9 million decrease in Corporate expenses, driven by a decrease in transaction expenses associated with the Sealy Acquisition which were not incurred in 2014.

Research and development expenses for 2014 were $21.6 million compared to $21.0 million for 2013, an increase of $0.6 million, or 2.9%.

OPERATING INCOME

(in millions, except percentages)	2015	2014	2013	Percentage change 2015 vs. 2014	Percentage change 2014 vs. 2013
Operating income	$309.1	$276.3	$243.8	11.9%	13.3%
Operating margin	9.8%	9.2%	9.9%	0.6%	(0.7)%

Year ended December 31, 2015 compared to year ended December 31, 2014

Operating income increased $32.8 million, or 11.9%, and was primarily impacted by the factors discussed above. During 2015, equity income in earnings of unconsolidated affiliates and royalty income, net of royalty expense increased $3.6 million and $0.2 million, respectively. Our royalty income is based on sales of Sealy® and Stearns & Foster® branded products by various licensees and is offset by royalty expenses we pay to other entities for the use of their names on our Sealy branded products. Our equity income in earnings of unconsolidated affiliates represents our 50.0% interest in the earnings of our Asia-Pacific joint ventures whose purpose is to develop markets for Sealy branded products.

During 2015 and 2014, we incurred $27.9 million and $42.5 million of integration costs, respectively, related to the continued alignment of our business in connection with the Sealy Acquisition, as well as costs related to introducing Sealy products in our International segment. In addition, 2015 operating income included $16.2 million of executive transition and related retention expense and $13.0 million of restructuring costs. We also incurred $6.3 million of additional costs related to our 2015 Annual Meeting and related issues in the first half of 2015. We currently expect to incur approximately $3.0 million of integration expenses in 2016. The principal factors that impacted integration costs by segment are discussed below in their respective segment discussions.

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

INTEREST EXPENSE, NET

(in millions, except percentages)	2015	2014	2013	Percentage change 2015 vs. 2014	Percentage change 2014 vs. 2013
Interest expense, net	$96.1	$91.9	$110.8	4.6%	(17.1)%

Year ended December 31, 2015 compared to the year ended December 31, 2014

Interest expense, net, increased $4.2 million, or 4.6%. During 2015, we recorded $12.0 million of accelerated amortization of deferred financing costs associated with the $493.8 million voluntary prepayments on our Term A Facility and Term B Facility, subsequent to the issuance of our $450 million aggregate principal amount of 5.625% senior notes due 2023 ("2023 Senior Notes"). Excluding this accelerated amortization, interest expense decreased due to lower average debt levels throughout 2015 as compared to 2014. Refer to Note 6, "Debt", in our Consolidated Financial Statements included in Part II, ITEM 8 for additional information.

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

LOSS ON DISPOSAL OF BUSINESS

Year ended December 31, 2015 compared to year ended December 31, 2014

Effective June 30, 2014, we completed the sale of our three U.S. innerspring component production facilities and equipment, along with associated working capital, to Leggett and Platt ("L&P") for total consideration of approximately $47.8 million.  The working capital adjustment period ended in the quarter ended September 30, 2014, which resulted in a cash payment to L&P of $2.8 million, reduced the total consideration received to $45.0 million. The carrying amount of the net assets sold in this transaction, including an allocation of reporting unit goodwill determined using the relative fair value method, was approximately $66.8 million.  As a result, a loss on disposal of business was recorded for $23.2 million for the year ended December 31, 2014, which included $1.4 million of transaction costs and the $2.8 million working capital adjustment.

OTHER EXPENSE (INCOME), NET

(in millions, except percentages)	2015	2014	2013	Percentage change 2015 vs. 2014	Percentage change 2014 vs. 2013
Other expense (income), net	$12.9	$(13.7)	$5.0	(194.2)%	(374.0)%

Year ended December 31, 2015 compared to year ended December 31, 2014

Other expense, net was $12.9 million in 2015 as compared to other income, net of $(13.7) million in 2014. During 2015, we reached a settlement of the previously disclosed antitrust investigation by the German Federal Cartel Office ("FCO") regarding alleged vertical price fixing. Our German subsidiary was one of several mattress wholesaler/manufacturers that have reached a settlement with the FCO. Under the terms of the settlement, we paid approximately €15.5 million (approximately $17.4 million) to fully resolve this matter. The payment is not tax deductible. Refer to Note 13, "Commitments and Contingencies," in our Consolidated Financial Statements included in Part II, ITEM 8 for additional information. In addition, we recorded $9.5 million and $15.6 million of other income from a partial settlement of a legal dispute in 2015 and 2014, respectively.

Year ended December 31, 2014 compared to year ended December 31, 2013

Other expense, net decreased $14.4 million, or 12.4%. In 2014, we recorded $15.6 million of other income from a partial settlement of a legal dispute.

INCOME BEFORE INCOME TAXES

(in millions, except percentages)	2015	2014	2013	Percentage change 2015 vs. 2014	Percentage change 2014 vs. 2013
Income before income taxes	$200.1	$174.9	$128.0	14.4%	36.6%

Year ended December 31, 2015 compared to year ended December 31, 2014

Income before income taxes increased $25.2 million, or 14.4%. This increase was a result of the factors discussed above.

Year ended December 31, 2014 compared to year ended December 31, 2013

Income before income taxes increased $46.9 million, or 36.6%. This increase was a result of the factors discussed above.

INCOME TAXES

(in millions, except percentages)	2015	2014	2013	Percentage change 2015 vs. 2014	Percentage change 2014 vs. 2013
Income tax	$125.4	$64.9	$49.1	93.2%	32.2%
Effective tax rate	62.7%	37.1%	38.4%	25.6%	(1.3)%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Year ended December 31, 2015 compared to year ended December 31, 2014

Our income tax provision increased $60.5 million and our effective tax rate increased 25.6 percentage points. In 2014, upon the filing of our various 2013 U.S. federal and state income tax returns, we finalized the calculation of the tax on the repatriation of earnings described in Note 14, "Income Taxes" and we recognized an incremental $12.2 million current income tax expense for the repatriation so described to reflect tax positions taken on the various income tax returns when filed. During 2015 the Company increased its uncertain tax liability associated with the Danish tax matter via a charge to income tax expense by $60.7 million. Refer to Note 14, “Income Taxes”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for further information associated with this tax assessment.

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

NORTH AMERICA SEGMENT SUMMARY

(in millions, except percentages)	2015	2014	2013	Percentage change 2015 vs. 2014	Percentage change 2014 vs. 2013
Net sales	$2,577.2	$2,404.9	$1,927.0	7.2%	24.8%

Net sales by channel:
Retail	2,461.5	2,308.6	1,819.2	6.6%	26.9%
Other	115.7	96.3	107.8	20.1%	(10.7)%

Net sales by product:
Bedding	2,428.9	2,261.9	1,779.3	7.4%	27.1%
Other products	148.3	143.0	147.7	3.7%	(3.2)%

Gross profit	954.6	834.8	710.2	14.4%	17.5%
Gross margin	37.0%	34.7%	36.9%	2.3%	(2.2)%

Operating income	335.6	255.0	229.0	31.6%	11.4%
Operating margin	13.0%	10.6%	11.9%	2.4%	(1.3)%

Year ended December 31, 2015 compared to year ended December 31, 2014

North America net sales increased $172.3 million, or 7.2%. On a constant currency basis, our North America net sales increased approximately 8.5%. The increase was primarily due to a $167.0 million increase in net sales of Bedding products, driven primarily by strong U.S. net sales growth across both the Tempur and Sealy brands, which benefited from new product introductions and 2015 pricing actions. This increase was offset by a 6.3% decrease in Canada net sales due to unfavorable foreign exchange rates. On a constant currency basis, Canada net sales grew 8.6%.

Operating income increased $80.6 million, or 31.6%, and was primarily impacted by the following factors:

•
Gross profit increased $119.8 million, or 14.4%. Gross margin increased 230 basis points. The increase in gross margin was primarily due to supply chain and sourcing improvements of 210 basis points, a favorable decrease in discounts of 70 basis points driven by fewer floor model discounts and improved participation in our retail cooperative advertising programs and favorable 2015 pricing actions of 50 basis points in 2015 as compared to 2014. These factors were partially offset by unfavorable product mix of 140 basis points, primarily due to the introduction of new products.

•
Operating expenses increased $41.9 million to $627.7 million as compared to $585.8 million in 2014. This increase was primarily due to a $40.7 million increase in advertising expense, driven primarily by improved participation in our retail cooperative advertising programs. General, administrative and other expenses increased $12.6 million primarily as a result of a $6.8 million increase in research and development expenses, as well as $1.5 million in restructuring costs associated with headcount reductions. The increase in operating expense was partially offset by an $11.4 million decrease in other selling and marketing expenses, driven by fewer in-store marketing investments in 2015 as compared to 2014.

•
During 2015 and 2014, the North America segment incurred $19.4 million and $30.0 million, respectively, of integration costs. In addition, the North America segment also incurred $3.6 million of restructuring costs related to headcount reduction, $1.2 million of retention expense for certain members of senior management related to the executive transitions and $1.3 million of pension expense recorded in conjunction with a settlement offered to terminated, vested participants in a defined benefit pension plan. The integration costs incurred in 2015 were primarily related to the restructuring of Sealy domestic manufacturing facilities and consolidation of our distribution network. The integration costs incurred in 2014 were primarily related to severance, retention, relocation and professional fees related to the restructuring of Sealy domestic manufacturing facilities.

Year ended December 31, 2014 compared to year ended December 31, 2013

North America net sales increased $477.9 million, or 24.8%. The increase was primarily due to the results from our Sealy business being reflected for the full year ended December 31, 2014 as compared to the post-acquisition period March 18, 2013 through December 31, 2013, as well as new product introductions and increased sales of our adjustable base products.

Operating income increased $26.0 million, or 11.4%, and was primarily impacted by the following factors:

•
Gross profit increased $124.6 million, or 17.5%, and gross margin declined 220 basis points. The decrease in gross margin was primarily related to an increase in sales of our adjustable base products and unfavorable channel mix, driven by the impact of higher floor model discounts and rebates.

•
Operating expenses were $585.8 million for the full year 2014, as compared to $486.8 million for the full year 2013, an increase of $99.0 million or 20.3%. The increase was primarily due to the results from our Sealy business being reflected for the full year ended December 31, 2014 as compared to the post-acquisition period March 18, 2013 through December 31, 2013, as well as increases in salaries and benefits to support the expanded business.

INTERNATIONAL SEGMENT SUMMARY

(in millions, except percentages)	2015	2014	2013	Percentage change 2015 vs. 2014	Percentage change 2014 vs. 2013
Net sales	$574.0	$584.9	$537.3	(1.9)%	8.9%

Net sales by channel:
Retail	413.0	441.6	406.4	(6.5)%	8.7%
Other	161.0	143.3	130.9	12.4%	9.5%

Net sales by product:
Bedding	458.3	464.6	419.1	(1.4)%	10.9%
Other products	115.7	120.3	118.2	(3.8)%	1.8%

Gross profit	294.3	315.6	304.7	(6.7)%	3.6%
Gross margin	51.3%	54.0%	56.7%	(2.7)%	(2.7)%

Operating income	98.9	118.8	124.7	(16.8)%	(4.7)%
Operating margin	17.2%	20.3%	23.2%	(3.1)%	(2.9)%

Year ended December 31, 2015 compared to year ended December 31, 2014

International net sales decreased $10.9 million, or 1.9%. On a constant currency basis, our International net sales increased approximately 13.2%, primarily due to strong sales growth of our Sealy products in Asia-Pacific and Latin America. Net sales growth was also driven by an increase in sales of Tempur products through Company-owned stores.

Operating income decreased $19.9 million, or 16.8%, and was primarily impacted by the following factors:

•
Gross profit decreased $21.3 million and gross margin declined 270 basis points. The decline in gross margin was driven by unfavorable product mix and manufacturing costs of 160 basis points due to the increase in sales of our Sealy products relative to sales of our Tempur products. The decrease in gross margin was also due to unfavorable channel mix of 110 basis points.

•	Operating expenses decreased $0.3 million to $216.8 million in 2015 as compared to $217.1 million in 2014.

•
During 2015 and 2014, the International segment incurred $2.3 million and $5.2 million, respectively, of integration costs in connection with the introduction of Sealy products in Europe and Japan, which include startup costs related to manufacturing, distribution and marketing of Sealy products. In addition, the International segment incurred $5.8 million of restructuring costs related to headcount reduction and store closures in 2015.

Year ended December 31, 2014 compared to year ended December 31, 2013

International net sales increased $47.6 million, or 8.9%. On a constant currency basis, our International net sales increased approximately 13.5%. Retail channel net sales increased $35.2 million, or 8.7%, primarily due to solid performance in Asia and Latin America. In addition, the results from our Sealy business are reflected for the full year ended December 31, 2014 as compared to the post-acquisition period March 18, 2013 through December 31, 2013.

Operating income decreased $5.9 million, or 4.7%, and was primarily impacted by the following factors:

•
Gross profit increased $10.9 million, or 3.6%, and gross margin declined 270 basis points. The decline in gross margin was primarily related to unfavorable product and geographic mix, driven by the introduction of Sealy products in certain international markets, as well as unfavorable foreign exchange rates.

•
Operating expenses were $217.1 million for the full year 2014 as compared to $192.5 million for the full year 2013. The increase in operating expenses was driven by a $24.7 million increase in other selling and marketing expenses driven primarily by additional openings of company-owned stores and integration costs associated with marketing and distributing Sealy products in certain international markets.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, business combinations, capital expenditures and working capital needs. At December 31, 2015, we had working capital of $96.1 million, including cash and cash equivalents of $153.9 million as compared to working capital of $183.9 million including $62.5 million in cash and cash equivalents as of December 31, 2014.

The decrease in working capital was primarily driven by Sealy's 8.0% Senior Secured Third Lien Convertible Notes due 2016 ("8.0% Sealy Notes"), which mature on July 15, 2016, and are now classified as current liabilities. Additionally, the decrease is driven by increases in accounts payable and accrued expenses and other current liabilities. These factors were partially offset by increases in cash and prepaid expenses and other current assets. Accounts payable increases are driven primarily by increased costs to support the increased net sales, in addition to the timing of payments to vendors. Accrued expenses and other current liabilities increases are primarily driven by increases in our brand advertising activities, including improved participation in our retail cooperative advertising programs, increased professional fees, as well as interest accrued on our 2023 Senior Notes. Prepaid and other current asset increases are driven primarily by increases in our retail customer incentive programs and foreign exchange forward contract receivables.

The table below presents net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013.

(in millions)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$234.2	$225.2	$98.5
Investing activities	(59.7)	(10.4)	(1,213.0)
Financing activities	(90.7)	(238.1)	1,013.4

Cash provided by operating activities increased $9.0 million in 2015 as compared to 2014. The increase in cash provided by operating activities was primarily driven by the $41.6 million increase in cash provided by operating assets and liabilities, as explained above, which was primarily offset by the $35.3 million decrease in net income before non-controlling interest.

Cash used in investing activities increased $49.3 million in 2015 as compared to 2014. In 2014, we received cash consideration of $43.5 million from L&P in connection with the sale of our three U.S. innerspring component production facilities and equipment, along with associated working capital. The increase in cash used in investing activities in 2015 as compared to 2014 is also due to an increase in capital expenditures, which was driven by planned investments in our domestic manufacturing facilities and information technology.

Cash used in financing activities decreased $147.4 million in 2015 as compared to 2014. This decrease is primarily due to the $450.0 million issuance of our 2023 Senior Notes in the third quarter of 2015. Refer to Note 6, "Debt," in our Condensed Consolidated Financial Statements included in Part II, ITEM 8 for additional information.

Capital Expenditures

Capital expenditures totaled $65.9 million for the year ended December 31, 2015 and $47.5 million for the year ended December 31, 2014. The increase was driven by investments in our domestic manufacturing facilities and information technology.
We currently expect our 2016 capital expenditures to be approximately $75.0 million, which relates primarily to our continued focus on productivity initiatives.

Debt Service

Our debt decreased to $1,479.6 million as of December 31, 2015 from $1,602.3 million as of December 31, 2014. As of December 31, 2015, we had no balance under our revolving credit facility, and total availability under the revolver was $330.2 million after giving effect to letters of credit outstanding of $19.8 million. The 8.0% Sealy Notes mature on July 15, 2016, at which time we will be required to pay approximately $115.2 million. Refer to Note 6, “Debt”, in our Consolidated Financial Statements included in Part II, ITEM 8 for further discussion of our debt.

In the third quarter of 2015, we completed the offering of our 2023 Senior Notes, and used the $450.0 million proceeds to reduce term loan debt outstanding under our 2012 Credit Agreement. In addition, we made a $50.0 million voluntary prepayment on the Term Loan A under our 2012 Credit Agreement. These actions shifted a portion of our debt outstanding to fixed rate debt.

As of December 31, 2015, we were in compliance with all of the financial covenants in our debt agreements. In the first quarter of 2015, we were required to make prepayments of up to $19.5 million on our Term A Facility and Term B Facility, collectively, as a result of the excess cash flow covenant in the 2012 Credit Agreement. Our lenders have the option to decline their respective portions of the prepayment, thereby reducing the amount required per the excess cash flow covenant. In the first quarter of 2015, certain lenders elected to decline their portion of the prepayment. Accordingly, the final prepayment was $17.6 million.

As of December 31, 2015, our ratio of consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement was 3.21 times, which is within the terms of the financial covenants by quarter for the maximum consolidated total net leverage ratio as set forth in the 2012 Credit Agreement, which limited this ratio to 4.50 times as of December 31, 2015.

The Company expects that it will seek to refinance its senior credit facility in the first half of 2016 to take advantage of the favorable interest rate environment and to obtain some favorable adjustments to certain of the restrictions currently contained in the 2012 Credit Agreement.

The maximum consolidated total net leverage ratio under our 2012 Credit Agreement is summarized in the following table:

Fiscal Quarter	Maximum Consolidated Total Net Leverage Ratio
December 31, 2015 through September 30, 2016	4.50:1.00
October 1, 2016 through December 31, 2017	4.25:1.00
January 1, 2018 and thereafter	4.00:1.00

For additional information refer to "Non-GAAP Financial Information" below for the calculation of the ratio of consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement. Both consolidated funded debt and EBITDA in accordance with the Company's 2012 Credit Agreement are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted gross profit, adjusted gross margin, adjusted operating income (expense), adjusted operating margin, EBITDA, EBITDA in accordance with the Company's 2012 Credit Agreement, adjusted EBITDA, consolidated funded debt and consolidated funded debt less qualified cash, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income and earnings per share as a measure of operating performance or total debt. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. For more information about these non-GAAP measures and reconciliation to the nearest GAAP measure, please refer to the reconciliations on the following pages.

Key Highlights

	Year Ended December 31,
(in millions, except percentages and per common share amounts)	2015	2014	% Change	% Change Constant Currency(1)
Net sales	$3,151.2	$2,989.8	5.4%	9.4%
Adjusted operating income(1)	373.8	320.1	16.8%	23.8%
Adjusted EBITDA(1)	455.8	404.6	12.7%	19.8%
Adjusted net income(1)	199.9	164.6	21.4%	32.9%
Adjusted EPS(1)	$3.19	$2.65	20.4%	31.7%

(1)	Non-GAAP financial measure. Please refer to the reconciliations on the following pages.

Adjusted Net Income and Adjusted EPS

A reconciliation of net income to adjusted net income and EPS to adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below. The following table sets forth the reconciliation of our reported net income to the calculation of adjusted net income for the year ended December 31, 2015 and 2014, respectively:

(in millions, except per share amounts)	2015	2014
GAAP net income:	$73.5	$108.9
Integration costs, net of tax (1)	20.2	30.6
German legal settlement (2)	17.6	—
Executive management transition, and retention compensation, net of tax (3)	11.5	—
Restructuring costs, net of tax (4)	9.4	—
Interest expense and financing costs, net of tax (5)	8.3	3.4
Other income, net of tax (6)	(6.6)	(11.3)
2015 Annual Meeting Costs, net of tax (7)	4.4	—
Pension settlement, net of tax (8)	0.9	—
Loss on disposal of business, net of tax (9)	—	16.7
Tax adjustment (10)	60.7	16.3
Adjusted net income	$199.9	$164.6

GAAP earnings per share, diluted	$1.17	$1.75
Integration costs, net of tax (1)	0.33	0.49
German legal settlement (2)	0.28	—
Executive management transition, and retention compensation, net of tax (3)	0.18	—
Restructuring costs, net of tax (4)	0.15	—
Interest expense and financing costs, net of tax (5)	0.13	0.05
Other income, net of tax (6)	(0.11)	(0.18)
2015 Annual Meeting Costs, net of tax (7)	0.07	—
Pension settlement, net of tax (8)	0.01	—
Loss on disposal of business, net of tax (9)	—	0.27
Tax adjustment (10)	0.98	0.27
Adjusted earnings per share, diluted	$3.19	$2.65

Diluted shares outstanding	62.6	62.1

(1)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy Acquisition. Excluding the tax effect, the integration costs are $28.7 million and $42.5 million for 2015 and 2014, respectively.

(2)	German legal settlement represents the previously announced €15.5 million settlement the Company reached with the FCO to fully resolve the FCO's antitrust investigation and related legal fees.
(3)
Executive management transition and retention compensation represents certain costs associated with the transition of certain of the Company's executive officers. Excluding the tax effect, the executive management transition and retention compensation cost is $16.2 million.

(4)
Restructuring costs represents costs associated with headcount reduction and store closures. Excluding the tax effect, the restructuring costs are $13.5 million, which includes $11.2 million of costs associated with severance benefits and $2.3 million of costs associated with international store closures.

(5)
Interest expense and financing costs in 2015 represents non-cash interest costs related to the accelerated amortization of deferred financing costs associated with the $493.8 million voluntary prepayment of the Company’s term loans, subsequent to the issuance by the Company of $450 million aggregate principal amount of 5.625% senior notes due 2023. Interest expense and financing costs in 2014 represents costs related to the accelerated amortization of deferred financing costs associated with a voluntary prepayment of the Company’s term loans. Excluding the tax effect, the interest expense and financing costs are $12.0 million and $4.6 million for 2015 and 2014, respectively.

(6)	Other income includes income from a partial settlement of a legal dispute. Excluding the tax effect, other income is $9.5 million and $15.6 million for 2015 and 2014, respectively.
(7)	2015 Annual Meeting costs represent additional costs related to the Company's 2015 Annual Meeting and related issues. Excluding the tax effect, 2015 Annual Meeting costs are $6.3 million.
(8)
Pension settlement represents pension expense recorded in conjunction with a settlement offered to terminated, vested participants in a defined benefit pension plan. Excluding the tax effect, the pension settlement is $1.3 million.

(9)
Loss on disposal of business represents costs associated with the disposition in 2014 of the three Sealy U.S. innerspring component production facilities and related equipment. Excluding the tax effect, the loss on disposal of business is $23.2 million.

(10)
The Company's 2015 Income tax provision includes approximately $60.7 million related to changes in estimates related to uncertain tax position regarding the Danish tax matter. Additionally, the tax adjustment represents adjustments associated with the aforementioned items and other discrete income tax events.

Adjusted Gross Profit and Gross Margin and Adjusted Operating Income (Expense) and Operating Margin

A reconciliation of gross profit and gross margin to adjusted gross profit and gross margin, respectively, and operating income (expense) and operating margin to adjusted operating income (expense) and operating margin, respectively, is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below.    The following table sets forth the reconciliation of the Company's reported gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the year ended December 31, 2015:

	FULL YEAR 2015
(in millions, except percentages)	Consolidated	Margin	North America (1)	Margin	International (2)	Margin	Corporate (3)
Net sales	$3,151.2		$2,577.2		$574.0		—

Gross profit	1,248.9	39.6%	954.6	37.0%	294.3	51.3%	—
Adjustments	15.4		12.6		2.8		—
Adjusted gross profit	1,264.3	40.1%	967.2	37.5%	297.1	51.8%	—

Operating income (expense)	309.1	9.8%	335.6	13.0%	98.9	17.2%	(125.4)
Adjustments	64.7		25.5		8.8		30.4
Adjusted operating income (expense)	$373.8	11.9%	$361.1	14.0%	$107.7	18.8%	$(95.0)

(1)
Adjustments for the North America business segment represent integration costs, which include compensation costs, professional fees and other charges related to the transition of manufacturing facilities and distribution network, and other costs to support the continued alignment of the North America business segment related to the Sealy Acquisition, certain restructuring costs, pension settlement costs as well as executive management retention compensation incurred in connection with executive management transition.

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

The following table sets forth the reconciliation of the Company's reported gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the year ended December 31, 2014:

	FULL YEAR 2014
(in millions, except percentages)	Consolidated	Margin	North America (1)	Margin	International (2)	Margin	Corporate (3)
Net sales	$2,989.8		$2,404.9		$584.9		—

Gross profit	1,150.4	38.5%	834.8	34.7%	315.6	54.0%	—
Adjustments	11.2		10.9		0.3		—
Adjusted gross profit	1,161.6	38.9%	845.7	35.2%	315.9	54.0%	—

Operating income (expense)	276.3	9.2%	255.0	10.6%	118.8	20.3%	(97.5)
Adjustments	43.8		30.0		5.2		8.6
Adjusted operating income (expense)	$320.1	10.7%	$285.0	11.9%	$124.0	21.2%	$(88.9)

(1)
Adjustments for the North America business segment represent integration costs, which include professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs to support the continued alignment of the North America business related to the Sealy Acquisition.

(2)	Adjustments for the International business segment represent integration costs incurred in connection with the introduction of Sealy products in certain international markets.
(3)
Adjustments for Corporate represent integration and transaction costs which include legal fees, professional fees, compensation costs and other charges to align the business related to the Sealy Acquisition, as well as financing costs incurred in connection with the amendment of the Company's senior secured credit facility.

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

In addition, a reconciliation of net income to EBITDA and adjusted EBITDA are provided below. We believe that the use of EBITDA and adjusted EBITDA also provides investors with useful information with respect to our performance excluding the impact of various adjustments as described in the footnotes below.

The following table sets forth the reconciliation of our net income to the calculation of EBITDA, EBITDA in accordance with our 2012 Credit Agreement and adjusted EBITDA for the twelve months ended December 31, 2015 and 2014, respectively.

(in millions)	2015	2014
Net income	$73.5	$108.9
Interest expense	96.1	91.9
Income taxes	125.4	64.9
Depreciation and amortization	93.9	89.7
EBITDA	$388.9	$355.4
Adjustments for financial covenant purposes:
Integration costs (1)	28.6	40.3
Restructuring (2)	11.9	—
Other income (3)	(9.5)	(15.6)
2015 Annual Meeting costs (4)	2.1	—
Pension settlement (5)	1.3	—
Loss on disposal of business (6)	—	23.2
Financing costs (7)	—	1.3
EBITDA in accordance with the 2012 Credit Agreement	$423.3	$404.6
Additional adjustments:
German legal settlement (8)	17.6	—
Executive transition and retention compensation (9)	10.7	—
2015 Annual Meeting costs (4)	4.2	—
Adjusted EBITDA	$455.8	$404.6

(1)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy Acquisition.

(2)	Restructuring costs represents costs associated with headcount reduction and store closures.
(3)	Other income represents income from a partial settlement of a legal dispute.
(4)	2015 Annual Meeting costs represent additional costs related to the Company's 2015 Annual Meeting and related issues.
(5)	Pension settlement represents pension expense recorded in conjunction with a settlement offered to terminated, vested participants in a defined benefit pension plan.

(6)
Loss on disposal of business represents costs associated with the disposition in 2014 of the three Sealy U.S. innerspring component production facilities and related equipment. Excluding the tax effect, the loss on disposal of business is $23.2 million.

(7)	Financing costs represent costs incurred in connection with the amendment of the Company's senior secured credit facility in 2014.
(8)	German legal settlement represents the previously announced €15.5 million settlement the Company reached with the FCO to fully resolve the FCO's antitrust investigation and related legal fees.
(9)	Executive management transition and retention compensation represents certain costs associated with the transition of certain of the Company's executive officers.

Reconciliation of total debt to consolidated funded debt less qualified cash

The following table sets forth the reconciliation of our total debt to the calculation of consolidated funded debt less qualified cash as of December 31, 2015 and 2014, respectively. “Consolidated funded debt” and “qualified cash” are terms used in our 2012 Credit Agreement for purposes of certain financial covenants.

	As of December 31,
(in millions)	2015	2014
Total debt, net	$1,454.8	$1,564.7
Plus: Deferred financing costs(1)	24.8	37.6
Total debt	1,479.6	1,602.3
Plus: Letters of credit outstanding	19.8	18.2
Consolidated funded debt	$1,499.4	$1,620.5
Less:
Domestic qualified cash (2)	121.8	25.9
Foreign qualified cash (2)	19.3	21.9
Consolidated funded debt less qualified cash	$1,358.3	$1,572.7

(1)
The Company presents deferred financing costs as a direct reduction from the carrying amount of the related debt in the Consolidated Balance Sheets. For purposes of determining total debt for financial covenants, the Company has added these costs back to total debt, net as calculated per the Consolidated Balance Sheets.

(2)
Qualified cash as defined in the credit agreement equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Calculation of consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement

The following table calculates our consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2012 Credit Agreement as of December 31, 2015 and 2014, respectively:

	As of December 31,
($ in millions)	2015		2014
Consolidated funded debt less qualified cash	$1,358.3		$1,572.7
EBITDA in accordance with the Company's senior secured credit facility	423.3		404.6
Ratio (1)	3.21	times	3.89	times

(1)
The ratio of consolidated debt less qualified cash to EBITDA in accordance with the Company's senior secured credit facility was 3.21 times, within the Company's financial covenant under its senior secured credit facility, which requires this ratio to be less than 4.50 times at December 31, 2015.

Calculation of consolidated funded debt less qualified cash to Adjusted EBITDA

The following table calculates our consolidated funded debt less qualified cash to adjusted EBITDA as of December 31, 2015 and 2014, respectively:

	As of December 31,
($ in millions)	2015		2014
Consolidated funded debt less qualified cash	$1,358.3		$1,572.7
Adjusted EBITDA	455.8		404.6
Ratio	2.98	times	3.89	times

Stockholders’ Equity

Share Repurchase Program

We did not repurchase any shares of our common stock during 2015 or 2014. We may complete share repurchases during 2016. On February 1, 2016, our Board of Directors authorized a new share repurchase program of up to $200 million. Stock repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management deems appropriate. These repurchases may be funded by operating cash flows and/or borrowings under our debt arrangements. The timing and actual number of shares repurchased will depend on a variety of factors including price, financing and regulatory requirements and other market conditions. The program is subject to certain limitations in certain of our debt agreements. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Repurchases may be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under federal securities laws.

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flow from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 31, 2015, we had $1,479.6 million in total debt outstanding, and our adjusted EBITDA, which is a non-GAAP financial measure, was $455.8 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $80.0 million in 2016. With respect to the Term A Facility, the scheduled quarterly payments are $12.8 million through December 31, 2017. Upon maturity, the principal payment due is $307.0 million. With respect to the Term B Facility, the scheduled quarterly payments are $1.1 million through December 31, 2019. Upon maturity, the principal payment due is $82.5 million. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes.

We have received income tax assessments from SKAT with respect to the tax years 2001 through 2008 relating to the royalty paid by certain of Tempur Sealy International’s U.S. subsidiaries to a Danish subsidiary. For more information please refer to “Critical Accounting Policies and Estimates - Income Taxes” below  and Note 14, “Income Taxes” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for further discussion of the matter.

As of December 31, 2015, the 8.0% Sealy Notes had a carrying value of $111.1 million, which includes $14.9 million of accreted discount less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion. The 8.0% Sealy Notes mature on July 15, 2016, at which time we will be required to pay approximately $115.2 million. Holders of the 8.0% Sealy Notes may choose to convert to cash the amount outstanding at their discretion prior to maturity. Upon conversion prior to maturity, we would be required to pay the holders within 3 business days after the receipt of the notice of conversion. The conversion of a significant number of the 8.0% Sealy Notes prior to maturity could have a significant impact on our liquidity. Refer to Note 6, "Debt", in our Consolidated Financial Statements included in Part II, ITEM 8 for additional information regarding the 8.0% Sealy Notes.

Based upon the current level of operations, we believe that cash generated from operations and amounts available under our 2012 Credit Agreement will be adequate to meet our anticipated debt service requirements, share repurchases, capital expenditures, and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our debt facilities or otherwise enable us to service our indebtedness or to make anticipated capital expenditures.

At December 31, 2015, total cash and cash equivalents were $153.9 million, of which $121.8 million was held in the U.S. and $32.1 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position.

Off-Balance Sheet Arrangements

We occupy premises and utilize equipment under operating leases that expire at various dates through 2043. In accordance with generally accepted accounting principles, the obligations under those leases are not recorded on our balance sheet. Many of these leases provide for payment of certain expenses and contain renewal and purchase options. During the year ended December 31, 2015, we recognized lease expense of $41.4 million.

We are involved in a group of joint ventures to develop markets for Sealy branded products around the world. These joint ventures are not considered to be variable interest entities and are therefore not consolidated for financial statement purposes. We account for our interest in the joint ventures under the equity method, and our net investment of $13.6 million is recorded as a component of other non-current assets within the Consolidated Balance Sheet at December 31, 2015. We believe that any possible commitments arising from these joint ventures will not be significant to our consolidated financial position or results of operations.

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2015 are summarized below:

(in millions)	Payment Due By Period
Contractual Obligations	2016	2017	2018	2019	2020	After 2020	Total Obligations
Debt(1)	$166.7	$55.6	$311.4	$4.4	$457.5	$450.0	$1,445.6
Letters of credit	19.8	—	—	—	—	—	19.8
Interest payments (2)	64.0	62.6	56.1	54.1	53.9	96.8	387.5
Operating leases	27.3	23.3	20.8	18.4	16.5	40.3	146.6
Capital lease obligations and other	14.8	2.4	2.7	2.9	3.3	7.9	34.0
Pension obligations	0.9	0.9	1.0	1.0	1.1	23.3	28.2
Total (3)	$293.5	$144.8	$392.0	$80.8	$532.3	$618.3	$2,061.7

(1)	Debt excludes capital leases obligations and other and deferred financing costs.

(2)
Interest payments represent obligations under our debt outstanding as of December 31, 2015, applying December 31, 2015 interest rates and assuming scheduled payments are paid as agreed upon through maturity.

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

Goodwill and Indefinite-Lived Intangible Assets. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred.

We test goodwill for impairment by comparing the book values to the fair value at the reporting unit level. Effective January 1, 2015, the Company identified three reporting units for purposes of evaluating goodwill impairment: Tempur Sealy U.S. and Tempur Sealy Canada reporting units within the North America segment and one reporting unit comprising the International segment. We test individual indefinite-lived intangible assets by comparing the book values of each asset to the estimated fair value. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to measure the impairment loss.

The fair value of each reporting unit is determined by using an income approach, which uses a combination of a discounted cash flow approach and market approach. The fair value of each indefinite-lived intangible asset is determined using an income approach. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on each reporting unit. The significant estimates and assumptions include projected sales growth, gross profit rates, selling, general and administrative rates, working capital requirements, capital expenditures and terminal growth rates, discount rates per reporting unit, and the selection of peer company multiples. We determine discount rates separately for each reporting unit using the weighted average cost of capital, which includes a calculation of cost of equity, which is developed using the capital asset pricing model and comparable company betas (a measure of systemic risk), and cost of debt. We also use comparable market earnings multiple data and our market capitalization to corroborate our reporting unit valuations.

Prior to performing a quantitative assessment, we may perform a qualitative assessment of impairment, which includes reviewing cost factors, financial performance, certain industry and market, and other entity-specific events, to determine if it is more likely than not that the fair value of goodwill or an indefinite-lived intangible asset exceeds the carrying value.

We have not made any material changes in the accounting methodology we use to assess impairment loss on goodwill and indefinite-lived intangible assets during the past three fiscal years.

The most recent annual impairment tests performed as of October 1, 2015, indicated that the fair values of each of our reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. Despite that excess, however, impairment charges could still be required if a divestiture decision were made or other significant economic event were made or occurred with respect to one of our reporting units. Subsequent to our October 1, 2015 annual impairment test, no indications of impairment were identified.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and indefinite-lived intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

We have received income tax assessments from SKAT with respect to the tax years 2001 through 2008 relating to the royalty paid by certain of Tempur Sealy International’s U.S. subsidiaries to a Danish subsidiary. The cumulative total tax assessment at December 31, 2015 for all years for which an assessment has been received (2001 - 2008) is approximately Danish Krone ("DKK") 1,363.1 million, including interest and penalties ($199.6 million, based on the DKK to USD exchange rate on December 31, 2015). As of December 31, 2015 SKAT had granted the deferral to 2017 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007. In addition, we were granted a deferral to 2018 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for 2008. From June 2012 through

December 31, 2015 SKAT has withheld refunds of VAT otherwise owed to the Company, pending resolution of this matter. The total amount of withheld refunds at December 31, 2015 and 2014 is approximately $26 million and $15 million, respectively. This amount is included in other non-current assets on the Consolidated Balance Sheets. Absent resolution of this matter via the Tribunal, the Danish courts, or a negotiated settlement, we expect to receive assessments for 2009 and 2010 in the first half of 2016. Further, we would expect to receive an assessment for 2011 in the first half of 2017, and so forth. We expect the aggregate assessments for the years 2009 - 2015 to be in excess of the amounts assessed for the years 2001 through 2008. If we are not successful in defending its position before the Tribunal or in the Danish courts or through the negotiation process, we could be required to pay significant amount to SKAT in excess of any related reserve. In addition, we have had discussions with both SKAT and the IRS regarding re-entering the negotiation process. As such, we could choose to pursue a settlement with SKAT, which could also require us to pay significant amounts to SKAT in excess of any related reserve. Either of these outcomes could have a material adverse impact on our profitability and liquidity.

We maintain an uncertain tax liability associated with this matter, the amount of which is based on a royalty methodology and royalty rates that we consider to be reflective of arm's length transactions. It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time. If we are not successful in defending its position before the Tribunal or in the Danish courts, or through the negotiation process we could be required to pay significant amounts to SKAT. Refer to Note 14, “Income Taxes”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for further information associated with this tax assessment.

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

Impact of Recently Issued Accounting Pronouncements

Refer to Part II, ITEM 8 of this Report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 8, "Derivative Financial Instruments" to the accompanying Consolidated Financial Statements for a summary of our foreign exchange forward contracts as of December 31, 2015.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. As the U.S. dollar strengthens relative to the euro or other foreign currencies where we have operations, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by approximately 6.4% in the twelve months ended December 31, 2015. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at December 31, 2015, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $11.6 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

Interest rate changes impact the amount of our interest payments and therefore, our future earnings and cash flows, assuming other factors are held constant. In the third quarter of 2015, we completed the offering of our 2023 Senior Notes, and used the $450.0 million proceeds to reduce term loan debt outstanding under our 2012 Credit Agreement. In addition, we made a $50.0 million voluntary prepayment on the Term Loan A under our 2012 Credit Agreement. These actions shifted a portion of our debt outstanding to fixed rate debt. In light of these actions, we have not renewed our interest rate swap agreement.

On December 31, 2015, we had variable-rate debt of approximately $509.4 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $4.8 million. In light of the continued favorable interest rate environment, we will evaluate opportunities to improve our debt structure and minimize our interest rate risk through the issuance of fixed rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tempur Sealy International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tempur Sealy International, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tempur Sealy International, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tempur Sealy International, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 12, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 12, 2016

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)

	Year Ended December 31,
	2015	2014	2013
Net sales	$3,151.2	$2,989.8	$2,464.3
Cost of sales	1,902.3	1,839.4	1,449.4
Gross profit	1,248.9	1,150.4	1,014.9
Selling and marketing expenses	648.0	619.9	522.9
General, administrative and other expenses	322.0	280.6	266.3
Equity income in earnings of unconsolidated affiliates	(11.9)	(8.3)	(4.4)
Royalty income, net of royalty expense	(18.3)	(18.1)	(13.7)
Operating income	309.1	276.3	243.8

Other expense, net:
Interest expense, net	96.1	91.9	110.8
Loss on disposal, net	—	23.2	—
Other expense (income), net	12.9	(13.7)	5.0
Total other expense	109.0	101.4	115.8

Income before income taxes	200.1	174.9	128.0
Income tax provision	(125.4)	(64.9)	(49.1)
Net income before non-controlling interest	74.7	110.0	78.9
Less: net income attributable to non-controlling interest	1.2	1.1	0.3
Net income attributable to Tempur Sealy International, Inc.	$73.5	$108.9	$78.6

Earnings per common share:
Basic	$1.19	$1.79	$1.30
Diluted	$1.17	$1.75	$1.28
Weighted average common shares outstanding:
Basic	61.7	60.8	60.3
Diluted	62.6	62.1	61.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2015	2014	2013
Net income before non-controlling interest	$74.7	$110.0	$78.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax	(61.4)	(38.4)	(10.6)
Net change in unrecognized gain on interest rate swap, net of tax	0.7	0.7	1.3
Net change in pension benefits, net of tax	1.0	(5.6)	3.2
Unrealized loss on cash flow hedging derivatives, net of tax	5.3	1.3	—
Other comprehensive (loss), net of tax	(54.4)	(42.0)	(6.1)
Comprehensive income	20.3	68.0	72.8
Less: Comprehensive income attributable to non-controlling interest	1.2	1.1	0.3
Comprehensive income attributable to Tempur Sealy International, Inc.	$19.1	$66.9	$72.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and cash equivalents	$153.9	$62.5
Accounts receivable, net	379.4	385.8
Inventories	199.2	217.2
Prepaid expenses and other current assets	76.6	56.5
Total Current Assets	809.1	722.0
Property, plant and equipment, net	361.7	355.6
Goodwill	709.4	736.5
Other intangible assets, net	695.4	727.1
Deferred income taxes	12.2	10.7
Other non-current assets	67.7	30.8
Total Assets	$2,655.5	$2,582.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$266.3	$226.4
Accrued expenses and other current liabilities	254.0	233.3
Income taxes payable	11.2	12.0
Current portion of long-term debt	181.5	66.4
Total Current Liabilities	713.0	538.1
Long-term debt, net	1,273.3	1,498.3
Deferred income taxes	195.4	216.7
Other non-current liabilities	171.2	114.3
Total Liabilities	2,352.9	2,367.4

Redeemable non-controlling interest	12.4	12.6

Stockholders' Equity
Common stock, $0.01 par value, 300.0 shares authorized; 99.2 million shares issued as of December 31, 2015 and 2014	1.0	1.0
Additional paid in capital	463.4	411.9
Retained earnings	1,110.3	1,036.8
Accumulated other comprehensive loss	(110.1)	(55.7)
Treasury stock at cost; 36.8 and 38.3 shares as of December 31, 2015 and 2014, respectively	(1,174.4)	(1,191.3)
Total Stockholders’ Equity	290.2	202.7
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,655.5	$2,582.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable non-controlling interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings		Total Stockholders' Equity
Balance, December 31, 2012	$—	99.2	$1.0	39.5	$(1,199.4)	$379.0	$849.3	$(7.6)	$22.3
Acquisition of redeemable non-controlling interest	11.2
Net income							78.6		78.6
Net income attributable to non-controlling interest	0.3
Adjustment to pension liability, net of tax of ($2.0)								3.2	3.2
Derivative instruments accounted for as hedges, net of tax of $(0.8)								1.3	1.3
Foreign currency adjustments								(10.6)	(10.6)
Exercise of stock options				(0.6)	6.9	1.8			8.7
Issuances of PRSUs, RSUs, and DSUs				(0.3)	6.4	(6.4)			—
Tax adjustments related to stock compensation						5.2			5.2
Treasury stock repurchased					(7.0)				(7.0)
Amortization of unearned stock-based compensation						16.9			16.9
Balance, December 31, 2013	11.5	99.2	$1.0	38.6	(1,193.1)	396.5	927.9	(13.7)	$118.6
Net income							108.9		108.9
Net income attributable to non-controlling interest	1.1
Adjustment to pension liability, net of tax of ($3.4)								(5.6)	(5.6)
Derivative instruments accounted for as hedges, net of tax of $(0.9)								2.0	2.0
Foreign currency adjustments								(38.4)	(38.4)
Exercise of stock options				(0.2)	2.5	1.8			4.3
Issuances of PRSUs, RSUs, and DSUs				(0.1)	1.5	(1.5)			—
Tax adjustments related to stock compensation						1.7			1.7
Treasury stock repurchased					(2.2)				(2.2)
Amortization of unearned stock-based compensation						13.4			13.4
Balance, December 31, 2014	$12.6	99.2	$1.0	38.3	$(1,191.3)	$411.9	$1,036.8	$(55.7)	$202.7
Net income							73.5		73.5
Net income attributable to non-controlling interest	1.2
Distributions paid to non-controlling interest	(1.4)
Adjustment to pension liability, net of tax of $0.5								1.0	1.0
Derivative instruments accounted for as hedges, net of tax of $(2.4)								6.0	6.0
Foreign currency adjustments								(61.4)	(61.4)
Exercise of stock options				(1.3)	16.5	3.9			20.4
Treasury stock issued to CEO				(0.1)	0.9	4.1			5.0
Issuances of PRSUs, RSUs, and DSUs				(0.1)	0.8	(0.8)			—
Tax adjustments related to stock compensation						21.8			21.8
Treasury stock repurchased					(1.3)				(1.3)
Amortization of unearned stock-based compensation						22.5			22.5
Balance, December 31, 2015	$12.4	99.2	$1.0	36.8	$(1,174.4)	$463.4	$1,110.3	$(110.1)	$290.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$74.7	$110.0	$78.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71.4	76.3	74.6
Amortization of stock-based compensation	22.5	13.4	16.9
Amortization of deferred financing costs	20.3	12.5	7.4
Write-off of deferred financing costs	—	—	4.7
Bad debt expense	6.9	4.9	1.3
Deferred income taxes	(21.3)	(27.2)	(49.1)
Dividends received from unconsolidated affiliates	9.1	2.0	2.5
Equity income in earnings of unconsolidated affiliates	(11.9)	(8.3)	(4.4)
Non-cash interest expense on 8.0% Sealy Notes	6.3	5.1	3.7
Loss on sale of assets	1.5	3.9	0.8
Loss on disposal of business	—	23.2	—
Foreign currency transaction adjustments and other	5.5	1.8	0.1
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(35.3)	(58.8)	(30.1)
Inventories	10.7	(34.0)	(34.5)
Prepaid expenses and other current assets	(58.7)	(14.9)	27.9
Accounts payable	46.1	47.8	28.1
Accrued expenses and other	90.3	56.7	4.4
Income taxes	(3.9)	10.8	(34.7)
Net cash provided by operating activities	234.2	225.2	98.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(8.5)	(1,172.9)
Proceeds from disposition of business	7.2	43.5	—
Purchases of property, plant and equipment	(65.9)	(47.5)	(40.0)
Other	(1.0)	2.1	(0.1)
Net cash used in investing activities	(59.7)	(10.4)	(1,213.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 credit agreement	413.5	271.5	2,992.6
Repayments of 2012 credit agreement	(988.3)	(510.9)	(1,658.3)
Proceeds from issuance of Senior Notes	450.0	—	375.0
Proceeds from 2011 credit facility	—	—	46.5
Repayments of 2011 credit facility	—	—	(696.5)
Proceeds from exercise of stock options	20.4	4.3	8.7
Excess tax benefit from stock based compensation	21.8	1.7	5.4
Proceeds from issuance of treasury stock by CEO	5.0	—	—
Treasury stock repurchased	(1.3)	(2.2)	(7.0)
Payments of deferred financing costs	(8.0)	(3.1)	(52.0)
Other	(3.8)	0.6	(1.0)
Net cash (used in) provided by financing activities	(90.7)	(238.1)	1,013.4

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7.6	4.8	2.8
Increase (decrease) in cash and cash equivalents	91.4	(18.5)	(98.3)
CASH AND CASH EQUIVALENTS, beginning of period	62.5	81.0	179.3
CASH AND CASH EQUIVALENTS, end of period	$153.9	$62.5	$81.0

Supplemental cash flow information:
Cash paid during the period for:
Interest	$59.9	$73.5	$92.1
Income taxes, net of refunds	$94.9	$56.3	$96.4
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

On March 18, 2013, the Company completed the acquisition of Sealy Corporation and its historical subsidiaries (“Sealy”), which manufactures and markets a broad range of mattresses and foundations under the Sealy®, Sealy Posturepedic® and Stearns & Foster® brands. The Company’s acquisition of Sealy (“Sealy Acquisition”) is more fully described in Note 3, “Acquisitions and Divestitures”. The results of operations for Sealy are reported within the Company’s North America and International reportable segments and include results for the years ended December 31, 2015, 2014 and for the period of March 18, 2013 to December 31, 2013.

The Company’s Consolidated Financial Statements include the results of Comfort Revolution, LLC ("Comfort Revolution"), a 45.0% owned joint venture. Comfort Revolution constitutes a variable interest entity (“VIE”) for which the Company is considered to be the primary beneficiary due to the Company's disproportionate share of the economic risk associated with its equity contribution, debt financing and other factors that were considered in the related-party analysis surrounding the identification of the primary beneficiary. The operations of Comfort Revolution are not material to the Company’s Consolidated Financial Statements. Refer to Note 16, “Redeemable Non-controlling Interest” for further discussion.

The Company also has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have effective control, and consolidation is not otherwise required. The Company’s Asia-Pacific joint ventures are more fully described in Note 5, "Unconsolidated Affiliate Companies".

(b) Basis of Consolidation. The accompanying financial statements include the accounts of Tempur Sealy International, its 100.0% owned subsidiary companies and Comfort Revolution. Intercompany balances and transactions have been eliminated. The equity method of accounting is used for joint ventures and investments in associated companies over which the Company has significant influence, but does not have effective control and consolidation is not otherwise required under the Financial Accounting Standards Board’s (“FASB”) authoritative guidance surrounding the consolidation of VIEs. The Company’s equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

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

(e) Foreign Currency. Assets and liabilities of non-U.S. subsidiaries, whose functional currency is the local currency, are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the financial statements of foreign subsidiaries are included in accumulated other comprehensive loss (“AOCL”), a component of stockholders’ equity, and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchanges rates on the transaction date and on the settlement date.

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

For derivative financial instruments that are designated as a hedge, unrealized gains and losses related to the effective portion are either recognized in income immediately to offset the realized gain or loss on the hedged item, or are deferred and reported as a component of AOCL in stockholders' equity and subsequently recognized in net income when the hedged item affects net income. The change in fair value of the ineffective portion of a derivative financial instrument is recognized in net income immediately. For derivative instruments that are not designated as hedges, the gain or loss related to the change in fair value is also recorded to net income immediately.

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

(g) Cash and Cash Equivalents. Cash and cash equivalents consist of all highly liquid investments with initial maturities of three months or less.

(h) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

	December 31,
(in millions)	2015	2014
Finished goods	$126.7	$134.0
Work-in-process	14.0	11.4
Raw materials and supplies	58.5	71.8
	$199.2	$217.2

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

Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2015	2014
Machinery and equipment	$257.0	$243.5
Land and buildings	243.7	247.1
Computer equipment and software	78.2	69.2
Furniture and fixtures	52.3	54.9
Construction in progress	57.4	39.4
Total property, plant, and equipment	$688.6	$654.1
Accumulated depreciation	(326.9)	(298.5)
Total property, plant, and equipment, net	$361.7	$355.6

Depreciation expense, which includes depreciation expense for capital lease assets, for the Company was $53.5 million, $57.7 million and $59.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(j) Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). The Company did not identify any indicators of impairment for the years ended December 31, 2015, 2014, and 2013.

(k) Goodwill and Other Intangible Assets. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate impairment may have occurred. The Company performs an annual impairment test on goodwill and indefinite lived intangible assets on October 1 of each year and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company reviewed goodwill for impairment based on its identified reporting units. The Company identified three reporting units for purposes of evaluating goodwill impairment: Tempur Sealy U.S. and Tempur Sealy Canada reporting units within the North America segment and one reporting unit comprising the International segment. In conducting the impairment test for these reporting units the fair value of each of the Company’s reporting units is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. The Company’s determination of fair value of the reporting units is based on a discounted cash flow approach, with an appropriate risk adjusted discount rate, and a market approach. Any identified impairment would result in an adjustment to the Company’s results of operations.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company also tests its indefinite-lived intangible assets, principally the Tempur and Sealy trade names. The Company tested its Sealy trade names for impairment using a “relief-from-royalty” method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates. As allowed under U.S. GAAP, the Company tested its Tempur trade name through a qualitative analysis which considered indicators of impairment to evaluate whether the fair value was more likely than not in excess of its carrying value.

The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in 2015, 2014 and 2013, none of which resulted in the recognition of impairment charges. For further information on goodwill and other intangible assets refer to Note 4, “Goodwill and Other Intangible Assets”.

(l) Accrued Sales Returns. The Company allows product returns through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. The Company considers the impact of recoverable salvage value on sales returns by segment in determining its estimate of future sales returns. Accrued sales returns are included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

The Company had the following activity for accrued sales returns from December 31, 2013 to December 31, 2015:

(in millions)
Balance as of December 31, 2013	28.7
Amounts accrued	127.4
Returns charged to accrual	(123.8)
Balance as of December 31, 2014	$32.3
Amounts accrued	123.0
Returns charged to accrual	(126.8)
Balance as of December 31, 2015	$28.5

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

The Company had the following activity for warranties from December 31, 2013 to December 31, 2015:

(in millions)
Balance as of December 31, 2013	$26.1
Amounts accrued	34.2
Warranties charged to accrual	(29.0)
Balance as of December 31, 2014	31.3
Amounts accrued	28.8
Warranties charged to accrual	(30.5)
Balance as of December 31, 2015	$29.6

As of December 31, 2015 and 2014, $14.9 million and $16.1 million, of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $14.7 million and $15.2 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance for doubtful accounts based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Consolidated Balance Sheets was $23.3 million and $19.5 million as of December 31, 2015 and 2014, respectively.

The Company reflects all amounts billed to customers for shipping and handling in net sales and the costs incurred from shipping and handling product in cost of sales. Amounts included in net sales for shipping and handling were approximately $11.1 million, $14.7 million and $12.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amounts included in cost of sales for shipping and handling were $161.6 million, $169.2 million and $142.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

During the periods ended December 31, 2015 and 2014, the Company recognized other income, net of expense, of $9.5 million and $15.6 million, respectively, from certain other non-recurring items, including the partial settlement of a legal dispute. No amounts were recognized in 2013.

(p) Cost of Sales. Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Cost of sales also includes shipping and handling costs associated with the delivery of goods to customers and costs associated with internal transfers between plant locations.

(q) Cooperative Advertising, Rebate and Other Promotional Programs. The Company enters into agreements with customers to provide funds for advertising and promotions. The Company also enters into volume and other rebate programs with customers. The Company records the liability associated with cooperative advertising, rebates and other promotion programs when sales are made to these customers. The Company periodically assesses these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. The Company generally negotiates these agreements on a customer-by-customer basis. Some of these agreements extend over several years. Significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by the customers. Subsequent revisions to the estimates are recorded and charged to earnings in the period in which they are identified. Rebates and cooperative advertising are classified as a reduction of revenue and presented within net sales on the accompanying Consolidated Statements of Income. Certain cooperative advertising expenses are reported as components of selling and marketing expenses in the accompanying Consolidated Statements of Income because the Company receives an identifiable benefit and the fair value of the advertising benefit can be reasonably estimated.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(r) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $360.5 million, $326.7 million and $274.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Advertising costs include expenditures for shared advertising costs that the Company reimburses to customers under its integrated and cooperative advertising programs. Cooperative advertising costs paid to customers are recorded as a component of selling and marketing expenses within the Consolidated Statements of Income to the extent of the estimated fair value of the customer's underlying advertisement when the customer provides proof of advertising. The Company periodically assesses the liabilities recorded for cooperative advertising based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $13.7 million and $9.7 million as of December 31, 2015 and 2014, respectively.

(s) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and are included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were $28.7 million, $21.6 million and $21.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(t) Deferred Financing Costs. The Company capitalizes costs associated with the issuance of debt and amortizes these costs as additional interest expense over the lives of the debt instruments using the effective interest method. These costs are recorded as deferred financing costs as a direct reduction from the carrying amount of the corresponding debt liability in the accompanying Consolidated Balance Sheets and the related amortization is included and interest expense, net in the accompanying Consolidated Statements of Income. Upon the prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs.

     (u) Royalty Income and Expense. The Company recognizes royalty income based on sales of Sealy® and Stearns & Foster® branded products by various licensees. The Company also pays royalties to other entities for the use of their names on products produced by the Company. Royalty income, net of royalty expense, was $18.3 million, $18.1 million and $13.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(v) Stock-Based Compensation. The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Stock-based compensation cost for restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and deferred stock units (“DSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost as expense for awards other than its PRSUs ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its PRSUs over the requisite service period if it is probable that the performance conditions will be satisfied. The Company will recognize a benefit from stock-based compensation in additional paid in capital if an incremental tax benefit is realized pursuant to the Internal Revenue Code. Further information regarding stock-based compensation can be found in Note 12, “Stock-based Compensation.”

(w) Treasury Stock. Subject to Delaware law, and the limitations in the Company's 2012 Credit Agreement and the Company's other debt agreements, the Board of Directors may authorize share repurchases of the Company’s common stock (“Stock Repurchase Authorizations”). Stock Repurchase Authorizations may be made through open market transactions, negotiated purchase or otherwise, at times and in such amounts as the Company, and a committee of the Board, deem appropriate. Stock repurchased under Stock Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee stock-based award plans. Treasury stock is accounted for under the cost method and reported as a reduction of stockholders’ equity. Stock Repurchase Authorizations may be suspended, limited or terminated at any time without notice.

During 2015, the Company sold 69,686 shares of Common Stock pursuant to a subscription agreement entered into with the Company's Chief Executive Officer ("CEO") in connection with his hiring by the Company. These shares were issued through treasury stock and the Company received $5.0 million from the CEO as proceeds from the issuance of the treasury shares. Please refer to "Recent Sales of Unregistered Securities" included in Part II, ITEM 5 for additional information.

(x) Self-Insurance. The Company is self-insured up to $0.8 million per claim per year for certain losses related to medical claims with excess loss coverage. The Company also utilizes large deductible policies to insure claims related to general liability, product liability, automobile, and workers’ compensation. The Company’s recorded liability for workers’ compensation represents

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

an estimate of the ultimate cost of claims incurred as of the balance sheet date. The estimated workers' compensation liability is undiscounted and is established based upon analysis of historical and actuarial estimates, and is reviewed by the Company and third party actuaries on a quarterly basis to ensure that the liability is appropriate. As of December 31, 2015 and 2014, $6.6 million and $4.8 million, respectively, of the recorded undiscounted liability is included in accrued expenses and other current liabilities and $11.5 million and $10.0 million, respectively, is included in other non-current liabilities within the accompanying Consolidated Balance Sheets.

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

(z) Pension Obligations. The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at two of its active Sealy plants and nine previously closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.

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

(bb) Restructuring Activities. For the year ended December 31, 2015, the Company initiated certain restructuring activities, which included headcount reductions and store closures. As a result, the Company recognized $13.5 million of restructuring expenses consisting primarily of severance benefits and costs associated with store closures, which are recorded in cost of sales; selling and marketing expenses; and general, administrative and other expenses.

(cc) Subsequent events. On February 1, 2016, the Board of Directors authorized a new Stock Repurchase Authorization for up to $200.0 million of the Company's common stock. Stock repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, financing and regulatory requirements and other market conditions. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Repurchases may be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under federal securities laws.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating this ASU to determine the Company's adoption method and the impact it will have on the Company's Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest- Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability. This ASU is effective for annual reporting periods beginning after December 15, 2015 and must be adopted retrospectively; however, early adoption is permitted. The Company has elected to early adopt this ASU as of December 31, 2015, and as a result debt issuance costs of $24.8 million are reducing the carrying amounts of the Company’s long-term debt. As required under the ASU, this adoption resulted in the reclassification of $37.6 million of debt issuance costs included in other non-current assets to long-term debt on the Consolidated Balance Sheet as of December 31, 2014.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet, rather than separating deferred taxes into current and noncurrent amounts.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and can be adopted prospectively or retrospectively; however, early adoption is permitted. The Company has elected to early adopt this ASU as of December 31, 2015 on a retrospective basis. As required under this ASU, this adoption resulted in the reclassification of $2.2 million current deferred income tax assets to noncurrent deferred income tax assets and $0.2 million current deferred income tax liabilities to noncurrent deferred income tax liabilities in the Consolidated Balance Sheet as of December 31, 2014.

(3) Acquisitions and Divestitures

Sealy Acquisition

On March 18, 2013, the Company completed the Sealy Acquisition. The Company incurred $18.7 million of transaction costs for the year ended December 31, 2013. There were no transaction expenses incurred in 2014 or 2015. These costs are included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. In addition, the Company incurred $19.9 million of incremental interest expense for the year ended December 31, 2013. This includes interest and other fees with respect to the 2020 Senior Notes and the 2012 Credit Agreement for the period prior to March 18, 2013. The incremental interest expense also included commitment fees associated with financing for the closing of the Sealy Acquisition, and the write off of deferred financing costs associated with the 2011 Credit Facility.

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

Other Acquisitions and Divestitures

Sale of Portland Manufacturing Facility

Effective May 6, 2015, the Company sold its Sealy manufacturing facility in Portland, Oregon, which was previously held for sale and recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company received $7.2 million in proceeds on the sale and recorded a gain of $0.4 million, which is included in other expense (income), net in the Consolidated Statement of Income for the year ended December 31, 2015.

Acquisition of Certain Assets and License Rights in Japan

Effective July 1, 2014, the Company acquired certain assets from a third-party licensee relating to its business in Japan. The total purchase price was $8.5 million. The Company accounted for this business combination using the acquisition method. The preliminary allocation of the purchase price was based on estimates of the fair value of assets acquired as of July 1, 2014. The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill, which is non-deductible for income tax purposes. The Company finalized the allocation of the purchase price during the year ended December 31, 2015, which did not result in any material measurement period adjustments.

Disposal of Innerspring Component Production Facilities and Associated Equipment

Effective June 30, 2014, the Company completed the sale of its three U.S. innerspring component production facilities and equipment, along with associated working capital, to Leggett & Platt (“L&P”) for total consideration of approximately $47.8 million, which included $1.5 million of other non-cash consideration. The working capital adjustment period ended during the quarter ended September 30, 2014 and resulted in a cash payment to L&P of $2.8 million, which reduced the total consideration received to $45.0 million. The carrying amount of the net assets sold in this transaction was approximately $66.8 million, including an allocation of goodwill within the historical Sealy segment which was determined using the relative fair value method. As a result, a loss on disposal of business was recorded of $23.2 million for the year ended December 31, 2014, which included $1.4 million of transaction costs and the $2.8 million working capital adjustment discussed above.

(4) Goodwill and Other Intangible Assets

Prior to January 1, 2015, the Company operated under three reportable segments: Tempur North America, Tempur International and Sealy. The following summarizes changes to the Company’s goodwill, by reportable segment for the period December 31, 2013 to December 31, 2014:

(in millions)	Tempur North America	Tempur International	Sealy	Total
Balance as of December 31, 2013	$107.7	$107.3	$544.6	$759.6
Disposal of business	—	—	(21.4)	(21.4)
Goodwill resulting from acquisitions	—	2.3	—	2.3
Foreign currency translation adjustments	(1.5)	(1.2)	(1.3)	(4.0)
Balance as of December 31, 2014	$106.2	$108.4	$521.9	$736.5

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

(in millions)	Reassigned Goodwill by Segment
North America segment:
Tempur North America segment goodwill as of January 1, 2015	$106.2
Sealy segment goodwill as of January 1, 2015 reassigned to the North America segment	468.3
Total North America segment goodwill as of January 1, 2015	$574.5

International segment:
Tempur International segment goodwill as of January 1, 2015	$108.4
Sealy segment goodwill as of January 1, 2015 reassigned to the International segment	53.6
Total International segment goodwill as of January 1, 2015	$162.0

The following summarizes changes to the Company’s goodwill, by new reportable segment for the period January 1, 2015 to December 31, 2015:

(in millions)	North America	International	Consolidated
Balance as of January 1, 2015	$574.5	$162.0	$736.5
Foreign currency translation adjustments and other	(11.7)	(15.4)	(27.1)
Balance as of December 31, 2015	$562.8	$146.6	$709.4

The following table summarizes information relating to the Company’s other intangible assets, net:

($ in millions)		December 31, 2015			December 31, 2014
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade names		$558.1	$—	$558.1	$569.0	$—	$569.0
Amortized intangible assets:
Contractual distributor relationships	15	$84.8	$15.8	$69.0	$88.2	$10.4	$77.8
Technology and other	4-10	90.8	39.2	51.6	92.6	32.6	60.0
Patents, other trademarks, and other trade names	5-20	27.2	16.9	10.3	27.3	14.6	12.7
Customer databases, relationships and reacquired rights	2-5	24.5	18.1	6.4	24.1	16.5	7.6
Total		$785.4	$90.0	$695.4	$801.2	$74.1	$727.1

Amortization expense relating to intangible assets for the Company was $17.9 million, $18.5 million and $15.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is recorded in general, administrative and other expenses in the Company's Consolidated Statements of Income. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any period.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated annual amortization of intangible assets is expected to be as follows for the years ending December 31:

(in millions)	Amount
2016	$17.9
2017	17.2
2018	15.4
2019	14.8
2020	13.8

(5) Unconsolidated Affiliate Companies

The Company has ownership interests in a group of Asia-Pacific joint ventures, as a result of the Sealy Acquisition, to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0% and is accounted for under the equity method. The Company’s net investment of $13.6 million and $12.9 million at December 31, 2015 and 2014, respectively, is recorded in other non-current assets within the accompanying Consolidated Balance Sheets. The Company’s share of earnings for the year ended December 31, 2015 and 2014 is recorded in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

The tables below present summarized financial information for joint ventures as of and for the years ended December 31:

(in millions)	2015	2014
Current assets	$50.0	$49.7
Non-current assets	15.7	5.1
Current liabilities	37.3	29.7
Equity	28.4	25.1

(in millions)	2015	2014
Revenue	$131.6	$99.2
Gross profit	85.0	62.1
Income from operations	26.2	16.8
Net income	20.1	13.1

(6) Debt

Debt for the Company consists of the following:

(in millions)	December 31, 2015		December 31, 2014
Debt:	Amount	Rate	Amount	Rate	Maturity Date
Revolving credit facility	$—	N/A	$16.0	(1)	March 18, 2018
Term A Facility	409.4	(2)	484.5	(2)	March 18, 2018
Term B Facility	100.1	(3)	594.4	(3)	March 18, 2020
2020 Senior Notes	375.0	6.875%	375.0	6.875%	December 15, 2020
2023 Senior Notes	450.0	5.625%	—	—%	October 15, 2023
8.0% Sealy Notes	111.1	8.0%	104.7	8.0%	July 15, 2016
Capital lease obligations and other	34.0		27.7		Various
Total debt	1,479.6		1,602.3
Less: deferred financing costs	(24.8)		(37.6)
Total debt, net	1,454.8		1,564.7
Less: current portion	(181.5)		(66.4)
Total long term debt, net	1,273.3		1,498.3

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)
Interest at Base Rate plus applicable margin of 2.00% or LIBOR plus applicable margin of 3.00% as of December 31, 2014. As of December 31, 2015, there were no borrowings under the Revolver. As of December 31, 2014, the Revolver LIBOR plus applicable margin interest rate was 3.16%.

(2)
Interest at LIBOR plus applicable margin of 2.00% as of December 31, 2015 and 2.25% as of December 31, 2014. As of December 31, 2015 and 2014, the Term A Facility total LIBOR plus applicable margin interest rate was 2.42%.

(3)
Interest at LIBOR, subject to a 0.75% floor plus applicable margin of 2.75% as of December 31, 2015 and December 31, 2014. As of December 31, 2015 and 2014, the Term B Facility total LIBOR plus applicable margin was 3.50%.

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

Obligations under the 2012 Credit Agreement are guaranteed by Tempur Sealy International’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions. The 2012 Credit Agreement is secured by a security interest in substantially all Tempur Sealy International’s and the other subsidiary borrowers’ domestic assets and the domestic assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by a subsidiary guarantor. The 2012 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio and maintenance of a maximum consolidated total net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded on the Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and short-term other debt. The Company is allowed to subtract from consolidated funded debt an amount equal to 100.0% of the domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of December 31, 2015, domestic qualified cash was $121.8 million and foreign qualified cash was $19.3 million.

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

The Company used the proceeds from the issuance of its 5.625% senior notes due 2023 (the "2023 Senior Notes") and an additional $50.0 million of available cash to voluntarily prepay $479.9 on the Term B Facility and $13.9 million on the Term A Facility. In conjunction with the voluntary prepayment, the Company recognized accelerated amortization of $12.0 million of the associated deferred financing costs, which is included within interest expense, net in the accompanying Consolidated Statements of Income.

The Company is in compliance with all applicable covenants at December 31, 2015.

Senior Notes

2023 Senior Notes

On September 24, 2015, Tempur Sealy International issued $450.0 million aggregate principal amount of 5.625% senior notes due 2023 (the "2023 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2023 Senior Notes were issued pursuant to an indenture, dated as of September 24, 2015 (the “2023 Indenture”), among Tempur Sealy International, certain subsidiaries of Tempur Sealy International as guarantors (the “Combined Guarantor Subsidiaries”), and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2023 Senior Notes are general unsecured senior obligations of Tempur Sealy International and are guaranteed on a senior unsecured basis by the Combined Guarantor Subsidiaries. The 2023 Senior Notes mature on October 15, 2023, and interest is payable semi-annually in arrears on each April 15 and October 15, beginning on April 15, 2016. The gross proceeds from the 2023 Senior Notes were used to refinance a portion of the term loan debt under the 2012 Credit Agreement and to pay related fees and expenses.

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

The 2023 Indenture restricts the ability of Tempur Sealy International and the ability of certain of its subsidiaries to, among other things: (i) incur, directly or indirectly, debt; (ii) make, directly or indirectly, certain investments and restricted payments; (iii) incur or suffer to exist, directly or indirectly, liens on its properties or assets; (iv) sell or otherwise dispose of, directly or indirectly, assets; (v) create or otherwise cause or suffer to exist any consensual restriction on the right of certain of the subsidiaries of Tempur Sealy International to pay dividends or make any other distributions on or in respect of their capital stock; (vi) enter into transactions with affiliates; (vii) engage in sale-leaseback transactions; (viii) purchase or redeem capital stock or subordinated indebtedness; (ix) issue or sell stock of restricted subsidiaries; and (x) effect a consolidation or merger. These covenants are subject to a number of exceptions and qualifications.

In conjunction with the issuance and sale of the 2023 Senior Notes, Tempur Sealy International and the Combined Guarantor Subsidiaries have agreed through a Registration Rights Agreement to exchange the 2023 Senior Notes for a new issue of substantially identical senior notes registered under the Securities Act. Tempur Sealy International and the Combined Guarantor Subsidiaries are required to pay additional interest if the 2023 Senior Notes are not registered within the time periods specified within the Registration Rights Agreement.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2020 Senior Notes

On December 19, 2012, Tempur Sealy International issued $375.0 million aggregate principal amount of 6.875% senior notes due 2020 (the “2020 Senior Notes”) to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933 and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2020 Senior Notes were issued pursuant to an indenture, dated as of December 19, 2012 (the “2020 Indenture” and together with the 2023 Indenture, the "Indentures"), among the Company, the Combined Guarantor Subsidiaries (the Combined Guarantor Subsidiaries are the same under both the 2023 Indenture and 2020 Indenture), and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2020 Senior Notes are general unsecured senior obligations of Tempur Sealy International and are guaranteed on a senior unsecured basis by the Combined Guarantor Subsidiaries. The 2020 Senior Notes mature on December 15, 2020, and interest is payable semi-annually in arrears on each June 15 and December 15, beginning on June 15, 2013. The gross proceeds from the 2020 Senior Notes, were funded into escrow and these funds were released from escrow on March 18, 2013 and used as part of the funding of the Sealy Acquisition. Following the completion of the Sealy Acquisition, Sealy and certain of its subsidiaries became Combined Guarantor Subsidiaries of the 2020 Senior Notes.

Tempur Sealy International has the option to redeem all or a portion of the 2020 Senior Notes at any time on or after December 15, 2016. Starting on this date the initial redemption price is 103.438% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline to 101.719% on December 15, 2017 and to 100.0% of the principal amount beginning on December 15, 2018. In addition, Tempur Sealy International has the option at any time prior to December 15, 2016 to redeem some or all of the 2020 Senior Notes at 100.0% of the original principal amount plus a “make-whole” premium and accrued and unpaid interest, if any. Tempur Sealy International may also redeem up to 35.0% of the 2020 Senior Notes prior to December 15, 2015, under certain circumstances with the net cash proceeds from certain equity offerings, at 106.875% of the principal amount plus accrued and unpaid interest, if any. Tempur Sealy International may make such redemptions only if, after any such redemption, at least 65.0% of the original aggregate principal amount of the 2020 Senior Notes issued remains outstanding.

The 2020 Indenture restricts the ability of Tempur Sealy International and the ability of certain of its subsidiaries to, among other things: (i) incur, directly or indirectly, debt; (ii) make, directly or indirectly, certain investments and restricted payments; (iii) incur or suffer to exist, directly or indirectly, liens on its properties or assets; (iv) sell or otherwise dispose of, directly or indirectly, assets; (v) create or otherwise cause or suffer to exist any consensual restriction on the right of certain of the subsidiaries of Tempur Sealy International to pay dividends or make any other distributions on or in respect of their capital stock; (vi) enter into transactions with affiliates; (vii) engage in sale-leaseback transactions; (viii) purchase or redeem capital stock or subordinated indebtedness; (ix) issue or sell stock of restricted subsidiaries; and (x) effect a consolidation or merger. These covenants are subject to a number of exceptions and qualifications.

Also in conjunction with the issuance and sale of the 2020 Senior Notes, Tempur Sealy International and the Combined Guarantor Subsidiaries agreed through a Registration Rights Agreement to exchange the 2020 Senior Notes for a new issue of substantially identical senior notes registered under the Securities Act. Tempur Sealy International and the Combined Guarantor Subsidiaries would have been required to pay additional interest if the 2020 Senior Notes were not registered within the time periods specified within the Registration Rights Agreement. Tempur Sealy International filed a registration statement on Form S-4 on July 12, 2013 in connection with the registration of the 2020 Senior Notes, and the registration statement was declared effective by the Securities and Exchange Commission on July 26, 2013, which was within the specified time period.

8.0% Sealy Notes

In conjunction with the Sealy Acquisition, Sealy’s obligations under its 8.0% Sealy Notes were amended. As a result of the Sealy Acquisition, the 8.0% Sealy Notes became convertible solely into cash, in an amount that declined slightly every day during the Make-Whole Period (as defined under the Supplemental Indenture governing the 8.0% Sealy Notes) that followed the Sealy Acquisition, and then became fixed thereafter. The Make-Whole Period effectively expired on April 12, 2013. As of April 12, 2013, approximately 83.0% of all the 8.0% Sealy Notes outstanding prior to the Sealy Acquisition were converted into cash and paid to the holders. Holders of the 8.0% Sealy Notes who converted on March 19, 2013 received approximately $2,325.43 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The holders of the 8.0% Sealy Notes who convert after April 12, 2013 will receive $2,200 per $1,000 Accreted Principal Amount of the 8.0% Sealy Notes being converted. The Company calculated the fair value of the remaining 8.0% Sealy Notes as part of its purchase price allocation by first calculating the future payout of the remaining 17.0% aggregate principal amount of the 8.0% Sealy Notes still outstanding and the cumulative semi-annual interest payments at the July 15, 2016 maturity, and then calculated the present value using a market discount rate, which resulted in a fair value of $96.2 million at March 18, 2013, the date the Sealy Acquisition closed. As of December 31, 2015,

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the carrying value of the 8.0% Sealy Notes is $111.1 million, which includes $14.9 million of accreted discount. The discount is accreted through non-cash interest expense over the life of the 8.0% Sealy Notes using the effective interest method. As of December 31, 2014, the 8.0% Sealy Notes had a carrying value of $104.7 million, which includes $8.7 million of accreted discount less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion.

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

Capital Leases

The Company is party to capital leases as of December 31, 2015 and 2014. The approximate remaining life of the leases ranges from 2 to 10 years as of December 31, 2015, with several including an option to extend the contract term.

Deferred Financing Costs

In conjunction with the voluntary prepayment on amounts outstanding under the 2012 Credit Facility using the proceeds from issuance of the 2023 Senior Notes and an additional $50.0 million of available cash, the Company recorded accelerated amortization of $12.0 million of the associated deferred financing costs which is included in interest expense, net in the Consolidated Statement of Income. Additionally, as a result of the issuance of the 2023 Senior Notes, $8.0 million of deferred financing costs were capitalized in 2015 and will be amortized as interest expense over the term of the 2023 Senior Notes, using the effective interest method.

In conjunction with the voluntary prepayment on September 30, 2014 on amounts outstanding under the 2012 Credit Agreement, the Company recorded accelerated amortization of $3.3 million of the associated deferred financing costs, which is included in interest expense, net in the Consolidated Statement of Income. On October 17, 2014, the Company capitalized $3.1 million of deferred financing costs in connection with the amendment to the existing 2012 Credit Agreement. These deferred financing costs will be amortized as interest expense over the remaining 3 to 5 years of the debt instrument period, in conjunction with the initial deferred financing costs capitalized in 2013 and discussed above.

As a result of the Company’s issuance of the 2020 Senior Notes and in conjunction with entering into the 2012 Credit Agreement, $54.3 million of deferred financing costs were capitalized in 2013 and 2012 and will be amortized as interest expense over the respective debt instrument period, ranging from 5 to 8 years, using the effective interest method.

In conjunction with the repayment of all outstanding borrowings on the 2011 Credit Facility, the Company wrote off the associated $4.7 million of deferred financing costs in 2013 which is included in interest expense, net in the Consolidated Statement of Income.

Future Obligations

As of December 31, 2015, the scheduled maturities of long-term debt outstanding, including capital lease obligations, for each of the next five years and thereafter are as follows:

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)	Amount
2016	$181.5
2017	58.0
2018	314.1
2019	7.3
2020	460.8
Thereafter	457.9
Total	$1,479.6

(7) Fair Value Measurements

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurement. There were no transfers between levels for the year ended December 31, 2015 and 2014. At December 31, 2015 and 2014, the Company had foreign exchange forward contracts recorded at fair value. Additionally, as of December 31, 2014, the Company had an interest rate swap agreement recorded at fair value. The fair value of the interest rate swap agreement is calculated using standard industry models based on observable forward yield curves. The Company also utilizes foreign currency forward contracts to manage the risk associated with exposures to foreign currency risk related to intercompany debt and associated interest payments. The fair value of the foreign exchange contracts is calculated using standard industry models based on observable forward points and discount curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts. The fair value of the interest rate swap was not material for the years ended December 31, 2015 or 2014.

The following table provides a summary by level of the fair value of foreign exchange forward contracts, which are measured on a recurring basis:

	Fair Value Measurements at December 31, 2015 Using:
(in millions)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange forward contracts	$12.5		$12.5	—
	$12.5	$—	$12.5	$—
Liabilities:
Foreign exchange forward contracts	$1.2	$—	$1.2	$—
	$1.2	$—	$1.2	$—

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Fair Value Measurements at December 31, 2014 Using:
(in millions)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange forward contracts	$1.8	$—	$1.8	$—
	$1.8	$—	$1.8	$—
Liabilities:
Foreign exchange forward contracts	$0.1	$—	$0.1	$—
	$0.1	$—	$0.1	$—

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2012 Credit Agreement are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the 2023 Senior Notes was approximately $453.4 million at December 31, 2015. The fair value of the 2020 Senior Notes was approximately $393.8 million and $398.4 million at December 31, 2015 and 2014, respectively. The fair value of the 8.0% Sealy Notes was approximately $112.7 million and $110.7 million at December 31, 2015 and 2014, respectively. The fair value of the 2023 Senior Notes, 2020 Senior Notes and the 8.0% Sealy Notes were based on Level 2 inputs such as quoted market prices or estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments.

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

Interest Rate Swap Agreement

On August 8, 2011, the Company entered into a four-year interest rate swap agreement to manage interest costs and the risk associated with changing interest rates on its variable rate debt. The Company designated this interest rate swap agreement as a cash flow hedge of floating rate borrowings and expects the hedge to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate. The gains and losses on the designated interest rate swap agreement will offset losses and gains on the transactions being hedged. The Company formally documented the effectiveness of this qualifying hedge instrument (both at the inception of the interest rate swap agreement and on an ongoing basis) in offsetting changes in cash flows of the hedged transaction. The interest rate swap agreement expired on December 30, 2015.

Foreign Exchange Forward Contracts

As of December 31, 2015 and December 31, 2014, the fair value of the Company's derivative financial instruments included in the accompanying Consolidated Balance Sheets was recorded as follows:

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Asset Derivatives
	Balance Sheet Location	Fair Value
(in millions)		December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments
Foreign exchange forward contracts - current	Prepaid expenses and other current assets	$7.7	$1.8
Foreign exchange forward contracts - non-current	Other non-current assets	1.3	—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts - current	Prepaid expenses and other current assets	3.5	—
		$12.5	$1.8

	Liability Derivatives
	Balance Sheet Location	Fair Value
(in millions)		December 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments
Foreign exchange forward contracts - current	Accrued expenses and other current liabilities	$1.2	$0.1
		$1.2	$0.1

Cash Flow Hedges

The Company is exposed to foreign currency risk related to intercompany and third party inventory purchases denominated in foreign currencies. To manage the risk associated with fluctuations in foreign currencies related to these transactions, the Company enters into foreign exchange forward contracts. As of December 31, 2015, the Company had foreign exchange forward contracts designated as cash flow hedges to buy U.S dollars and to sell Canadian dollars with a notional amount outstanding of $87.0 million. These foreign exchange forward contracts have maturities ranging from January 2016 to September 2017. The Company designates certain foreign exchange forward contracts as hedging instruments, and the contracts qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts' gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCL until the underlying hedged item is reflected in the Company's accompanying Consolidated Statements of Income, at which time the effective amount in AOCL is reclassified to cost of sales in the accompanying Consolidated Statements of Income. The Company expects to reclassify a gain of approximately $5.7 million, net of tax, over the next 12 months based on December 31, 2015 exchange rates.

In the event that the gains or losses in AOCL are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other expense, net on the accompanying Consolidated Statements of Income. These amounts are immaterial to the Consolidated Financial Statements.

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

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9) Retirement Plans

401(k) Plan

The Company has a defined contribution plan (“the 401(k) Plan”) whereby eligible employees may contribute up to 15.0% of their pay subject to certain limitations as defined by the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan after 90 days and are eligible to receive matching contributions upon one year of employment with the Company. The 401(k) Plan provides a 100.0% match of the first 3.0% and 50.0% of the next 2.0% of eligible employee contributions. All matching contributions vest immediately. The Company incurred $7.3 million, $5.0 million and $1.7 million of expenses associated with the 401(k) Plan for the years ended December 31, 2015, 2014 and 2013, respectively.

Defined Contribution Plans

Substantially all employees in the Company's North America segment are covered by defined contribution profit sharing plans, where specific amounts (as annually established by the Company) are set aside in trust for retirement benefits. Profit sharing expense was $2.8 million, $1.7 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Company Defined Benefit Pension Plans

The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at two of its active Sealy plants and nine previously closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities (collectively, referred to as the "Plans"). The Plans provide retirement and survivorship benefits based on the employees’ credited years of service. The Company’s funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes.

Pension plan assets consist of investments in various common/collective trusts with equity investment strategies diversified across multiple industry sectors and company market capitalization within specific geographical investment strategies, fixed income common/collective trusts, which invest primarily in investment-grade and high-yield corporate bonds and U.S. treasury securities, as well as money market mutual funds. The fixed income investments are diversified as to ratings, maturities, industries and other factors. The plan assets contain no significant concentrations of risk related to individual securities or industry sectors. The Plans have no direct investment in the Company's common stock.

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

Expenses and Status

Components of net periodic pension cost which is included in general, administrative and other expenses included in the accompanying Consolidated Statements of Income for the years ended December 31 were as follows:

(in millions)	2015	2014	2013
Service cost	$0.8	$0.9	$0.9
Interest cost	1.9	1.8	1.3
Expected return on assets	(2.2)	(2.1)	(1.5)
Curtailment loss	—	0.1	—
Amortization of net gain	—	(0.1)	—
Settlement loss	1.3	—	—
Net periodic pension cost	$1.8	$0.6	$0.7

The other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss for the years ended December 31 were:

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)	2015	2014	2013
Net loss	$0.2	$9.0	$(6.2)
Amortization of prior service cost	—	(0.2)	1.0
Amortization or settlement recognition of net gain (loss)	(1.3)	0.1	—
New prior service cost	0.1	0.1	—
Total recognized in other comprehensive (income) loss	$(1.0)	$9.0	$(5.2)

The following assumptions, calculated on a weighted‑average basis, were used to determine net periodic pension cost for the Company’s defined benefit pension plans for the years ended December 31:

	2015	2014	2013
Discount rate (a)	4.12%	4.01%	4.23%
Expected long term return on plan assets	7.05%	7.00%	6.92%

(a)
The discount rates used in 2015 to determine the expenses for the United States retirement plan and Canadian retirement plan were 3.94% and 4.20%, respectively. The discount rates used in 2014 to determine the expenses for the United States retirement plan and Canadian retirement plan were 3.94% and 5.00%, respectively. The discount rates used in 2013 to determine the expenses for the United States retirement plan and Canadian retirement plan were 4.25% and 4.00%, respectively.

Obligations and Funded Status

The measurement date for the Company’s Plans is December 31. The funded status of the Plans as of December 31 were as follows:

(in millions)	2015	2014
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$47.1	$36.4
Service cost	0.8	0.9
Interest cost	1.9	1.8
Plan amendments	0.1	0.2
Actuarial (gain) loss	(3.3)	9.2
Curtailments	—	(0.1)
Settlements	(16.9)	—
Benefits paid	(0.8)	(0.7)
Expenses paid	(0.1)	(0.2)
Foreign currency exchange rate changes	(0.6)	(0.4)
Projected benefit obligation at end of year	$28.2	$47.1
Change in Plan Assets:
Fair value of plan assets at beginning of year	$32.5	$30.5
Actual (loss) return on assets	(1.3)	2.2
Employer contribution	1.1	1.0
Settlements	(16.9)	—
Benefits paid	(0.8)	(0.7)
Expenses paid	(0.1)	(0.2)
Foreign currency exchange rate changes	(0.6)	(0.3)
Fair value of plan assets at end of year	$13.9	$32.5
Funded status	$(14.3)	$(14.6)

The Company’s defined benefit pension plan for U.S. Sealy employees is underfunded. As of December 31, 2015, the projected benefit obligation and fair value of plan assets were $25.3 million and $10.8 million, respectively. As of December 31, 2014, the projected benefit obligation and fair value of plan assets were $43.7 million and $28.8 million, respectively. The Company’s defined benefit pension plan for employees of Sealy Canada, Ltd. is overfunded. As of December 31, 2015, the projected benefit obligation and fair value of plan assets for the Sealy Canada Ltd. pension plan were $2.9 million and $3.1 million,

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively. As of December 31, 2014, the projected benefit obligation and fair value of plan assets for the Sealy Canada Ltd. pension plan were $3.4 million and $3.7 million, respectively.

During the fourth quarter of 2015, the Company offered a lump-sum settlement to terminated, vested participants in the defined benefit pension plan for U.S. Sealy employees, which resulted in the recognition of a settlement loss of approximately $1.3 million and reduction of the benefit obligation and plan assets of approximately $17.0 million.

The following table represents amounts recorded in the Consolidated Balance Sheets:

	December 31,
(in millions)	2015	2014
Amounts recognized in the Consolidated Balance Sheets:
Non-current benefit liability	$14.5	$14.9
Non-current benefit asset	0.2	0.3

The following assumptions, calculated on a weighted‑average basis, were used to determine benefit obligations for the Company’s defined benefit pension plans as of December 31:

	2015	2014
Discount rate(a)	4.44%	5.00%

(a)
The discount rates used in 2015 to determine the expenses for the United States retirement plan and Canadian retirement plan were 4.26% and 4.30%, respectively. The discount rates used in 2014 to determine the benefit obligations for the United States and Canadian defined benefit pension plans were both 5.00%.

No material amounts are expected to be reclassified from accumulated other comprehensive loss to be recognized as components of net income during 2016.

Plan Contributions and Expected Benefit Payments

During 2016, the Company expects to contribute $3.2 million to the Company's Plans from available cash and cash equivalents.

The following table presents estimated future benefit payments:

(in millions)
Fiscal 2016	$0.9
Fiscal 2017	0.9
Fiscal 2018	1.0
Fiscal 2019	1.0
Fiscal 2020	1.1
Fiscal 2021 ‑ Fiscal 2025	6.5

Pension Plan Asset Information

Investment Objective and Strategies. The Company's investment objectives are to minimize the volatility of the value of the Company's pension assets relative to pension liabilities and to ensure assets are sufficient to pay plan benefits. Target and actual asset allocations are as follows:

	2015 Target	2015 Actual
Common/collective trust consisting primarily of:
Equity securities	60.00%	74.83%
Debt securities	40.00%	21.03%
Other	—%	4.14%
Total plan assets	100.00%	100.00%

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

Expected Long-Term Return on Plan Assets

The expected long-term return assumption at December 31, 2015 was 7.00% for the defined benefit pension plan for U.S. Sealy Employees and 5.50% for the defined benefit pension plan for Sealy Canada Ltd. The expected long-term return assumption is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. The assumption considers various sources, primarily inputs from advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy by plan.

The investments in plan assets primarily consist of common collective trusts and money market funds. Investments in mutual funds and money market funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date. The fair value of the Company’s plan assets at December 31 by asset category was as follows:

(in millions)	2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Common/collective trust
U.S. equity	$7.7	$—	$7.7	$—
International equity	2.7	—	2.7	—
Total equity based funds	10.4	—	10.4	—
Common/collective trust - fixed income	2.9	—	2.9	—
Money market funds	0.6	—	0.6	—
Total	$13.9	$—	$13.9	$—

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)	2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Common/collective trust
U.S. equity	$19.6	$—	$19.6	$—
International equity	5.2	—	5.2	—
Total equity based funds	24.8	—	24.8	—
Common/collective trust - fixed income	7.0	—	7.0	—
Money market funds	0.7	—	0.7	—
Total	$32.5	$—	$32.5	$—

Common/collective trusts are valued at the net asset value ("NAV") per share multiplied by the number of shares held as of the measurement date. The determination of net asset value for the common/collective trusts includes market pricing of the underlying assets as well as broker quotes and other valuation techniques that represent fair value as determined by the respective administrator of the common/collective trust. Management has determined that the NAV is an appropriate estimate of the fair value of the commingled investments funds at December 31, 2015 and 2014, based on the fact that the common/collective trusts are audited and accounted for at fair value by the administrators of the respective common/collective trusts.  Because the Company has the ability to redeem its investment in the respective alternative investment at the net asset value with no significant restrictions on the redemption at the consolidated balance sheet date, the Company has categorized the alternative investment as a Level 2 measurement in the fair value hierarchy. The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair value. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the consolidated balance sheet dates.

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

(in millions)	2015	2014
Multi‑employer retirement plan expense	$5.0	$4.7
Multi‑employer health and welfare plan expense	2.4	2.2

The risks of participating in multi‑employer pension plans are different from the risks of participating in single‑employer pension plans in the following respects: 1) contributed to the multi‑employer plan by one employer may be used to provide benefits to employees of other participating employers; 2) a participating employer ceases its contributions to the plan, the unfunded obligations of the plan allocable to the withdrawing employer may be borne by the remaining participant employers and 3) the Company withdraws from the multi‑employer pension plans in which it participates, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents information regarding the multi‑employer pension plans that are significant to the Company for the year ended December 31, 2015 and 2014, respectively:

(in millions)
Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status(1) 2015	FIP/RP Status Pending/Implemented(2)	Contributions of the Company 2015	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

United Furniture Workers Pension Fund A(4)	13-5511877-001	Red	Implemented	$1.1	Yes, 10%	2016	2013, 2014, 2015
Pension Plan of the National Retirement Fund	13-6130178-001	Red	Implemented	$1.2	Yes, 10%	2016	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	Red	Implemented	$0.5	Yes, 10%	2016	N/A

(in millions)
Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status(1) 2014	FIP/RP Status Pending/Implemented(2)	Contributions of the Company 2014	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

United Furniture Workers Pension Fund A(4)	13-5511877-001	Red	Implemented	$0.9	Yes, 10.0%	2016 and 2017	2013, 2014
Pension Plan of the National Retirement Fund	13-6130178-001	Red	Implemented	$1.1	Yes, 10.0%	2016	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	Red	Implemented	$0.4	Yes, 10.0%	2015	N/A

(1)
The Pension Protection Act of 2006 ranks the funded status of multi-employer pension plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical) if it has a current funded percentage less than 65.0%. A plan is in the Yellow Zone (Endangered) if it has a current funded percentage of less than 80.0%, or projects a credit balance deficit within seven years. A plan is in the Green Zone (Healthy) if it has a current funded percentage greater than 80.0% and does not have a projected credit balance deficit within seven years. The zone status is based on the plan’s year end rather than the Company’s. The zone status listed for each plan is based on information that the Company received from that plan and is certified by that plan’s actuary for the most recent year available.

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

(b) Treasury Stock. Tempur Sealy International sold 69,686 shares of Common Stock pursuant to a subscription agreement entered into with the Company's CEO in connection with his hiring by the Company. These shares were issued through treasury stock and the Company received $5.0 million as proceeds from the issuance of the treasury shares from the CEO. Please refer to "Recent Sales of Unregistered Securities" included in Part II, ITEM 5 for additional information.

(c) Accumulated Other Comprehensive Loss (“AOCL”). AOCL consisted of the following:

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
(in millions)	2015	2014	2013
Foreign Currency Translation
Balance at beginning of period	$(54.0)	$(15.6)	$(5.0)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(61.4)	(38.4)	(13.3)
Tax benefit (1)	—	—	2.7
Balance at end of period	$(115.4)	$(54.0)	$(15.6)

Interest Rate Swap Agreement
Balance at beginning of period	$(0.7)	$(1.4)	$(2.7)
Other comprehensive income:
Net change from period revaluations:	3.1	3.0	5.2
Tax expense (2)	(1.2)	(1.2)	(1.5)
Total other comprehensive income before reclassifications, net of tax	1.9	1.8	3.7
Net amount reclassified to earnings (3)	(1.9)	(1.9)	(3.2)
Tax benefit (2)	0.7	0.8	0.8
Total amount reclassified from accumulated other comprehensive loss, net of tax	(1.2)	(1.1)	(2.4)
Total other comprehensive income	0.7	0.7	1.3
Balance at end of period	$—	$(0.7)	$(1.4)

Pension Benefits
Balance at beginning of period	$(2.4)	$3.2	$—
Other comprehensive income:
Net change from period revaluations:	0.2	(9.0)	5.2
Tax (expense) benefit (2)	—	3.4	(2.0)
Total other comprehensive income (loss) before reclassifications, net of tax	0.2	(5.6)	3.2
Net amount reclassified to earnings	$1.3	$—	$—
Tax benefit(2)	(0.5)	—	0.0
Total amount reclassified from accumulated other comprehensive income, net of tax	0.8	—	—
Total other comprehensive income (loss)	1.0	(5.6)	3.2
Balance at end of period	$(1.4)	$(2.4)	$3.2

Foreign Exchange Forward Contracts
Balance at beginning of period	$1.3	$—	$—
Other comprehensive income (loss):
Net change from period revaluations:	14.6	3.4	—
Tax expense (2)	(3.8)	(0.9)	—
Total other comprehensive income before reclassifications, net of tax	10.8	2.5	—
Net amount reclassified to earnings (4)	(7.4)	(1.6)	—
Tax benefit (2)	1.9	0.4	—
Total amount reclassified from accumulated other comprehensive income, net of tax	(5.5)	(1.2)	—
Total other comprehensive income	5.3	1.3	—
Balance at end of period	$6.6	$1.3	$—

(1)
In 2015, 2014 and 2013, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings. In 2012, a $2.7 million tax impact was recorded which reversed in 2013.

(2)	These amounts were included in the income tax provision on the accompanying Consolidated Statements of Income.

(3)	This amount was included in interest expense, net on the accompanying Consolidated Statements of Income.

(4)	This amount was included in cost of sales, net on the accompanying Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) Other Items

(a) Accrued expenses and other current liabilities.

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in millions)	2015	2014
Wages and benefits	$72.4	$60.0
Advertising	48.4	41.6
Sales returns	28.5	32.3
Rebates	11.5	22.8
Warranty	14.9	16.1
Other	78.3	60.5
	$254.0	$233.3

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

The Amended and Restated 2003 Equity Incentive Plan, as amended (the “2003 Plan”), was administered by the Compensation Committee of the Board of Directors, which, together with the Board of Directors, had the exclusive authority to administer the 2003 Plan, including the power to determine eligibility to receive awards, the types and number of shares of stock subject to the awards, the price and timing of awards and the acceleration or waiver of any vesting and performance of forfeiture restrictions, in each case subject to the terms of the 2003 Plan. Any of the Company’s employees, non-employee directors, consultants and Company advisors, as determined by the Compensation Committee, were eligible to be selected to participate in the 2003 Plan. Tempur Sealy International allowed a maximum of 11.5 million shares of its common stock under the 2003 Plan to be issued. In May 2013 the Company's Board of Directors adopted a resolution that prohibited further grants under the 2003 Plan.

In 2010, the Board of Directors approved the terms of a Long-Term Incentive Plan established under the 2003 Plan. In 2013, the Board of Directors approved the terms of another Long-Term Incentive Plan established under the 2013 Plan. Awards under both Long-Term Incentive Plans have typically consisted primarily of a mix of stock options and performance restricted stock units ("PRSUs"). Shares with respect to the PRSUs will be granted and vest following the end of the applicable performance period and achievement of applicable performance metrics as determined by the Compensation Committee of the Board of Directors.

The Company’s stock-based compensation expense for the year ended December 31, 2015 included PRSUs, stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented below:

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
(in millions)	2015	2014	2013
PRSU expense	$13.7	$3.5	$3.0
Stock option expense	6.6	7.0	8.3
RSU/DSU expense	2.2	2.9	5.6
Total stock-based compensation expense	$22.5	$13.4	$16.9

The Company granted PRSUs during the years ended December 31, 2015, 2014 and 2013. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. The Company recorded a benefit in the accompanying Consolidated Statements of Income of $3.0 million for the year ended December 31, 2014 after re-evaluation of the probability of meeting certain required performance goals and determining that the performance goals would not be met. The Company did not record any similar benefits in 2015 or 2013.

A summary of the Company’s PRSU activity and related information for the years ended December 31, 2015 and 2014 is presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2013	0.3	$39.04
Granted	0.3	51.87
Vested	0.0	37.05
Forfeited	(0.3)	39.38
Awards unvested at December 31, 2014	0.3	$53.45
Granted	1.7	70.43
Vested	—	—
Forfeited	(0.1)	56.74
Awards unvested at December 31, 2015	1.9	$68.17

On September 4, 2015, in connection with the hiring of Scott L. Thompson as the new CEO, the Company and Mr. Thompson entered into an agreement by which the Company granted Mr. Thompson 620,000 PRSUs that vest if the Company achieves more than $650 million Adjusted EBITDA for 2017 (the "2017 Aspirational Plan PRSUs"). All of the 2017 Aspirational Plan PRSUs will vest in full if the Company achieves Adjusted EBITDA in 2017 greater than $650 million. In addition, if this target is not met in 2017 but the Company achieves more than $650 million in Adjusted EBITDA for 2018, then one-third of the total 2017 Aspirational Plan PRSUs will vest, and the remaining 2017 Aspirational Plan PRSUs will be forfeited. If the Company does not achieve more than $650 million of Adjusted EBITDA in either 2017 or 2018, then all of the 2017 Aspirational Plan PRSUs will be forfeited. Adjusted EBITDA is defined as the Company’s “Consolidated EBITDA” as such term is defined in the Company’s 2012 Credit Agreement. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for 2017 is $44.5 million, which would be expensed over the service period if it becomes probable of achieving the performance condition.

Additionally, during the fourth quarter, the Company granted certain other senior executives and key employees a total of 770,000 2017 Aspirational Plan PRSUs with substantially the same terms as the 2017 Aspirational Plan PRSUs issued to the CEO as described above. Based on the price of the Company’s common stock on the respective grant dates, the total unrecognized compensation expense related to these awards if the performance target is met for 2017 is $56.6 million, which would be expensed over the service period if it becomes probable of achieving the performance condition.

The Company did not record any stock-based compensation expense related to the 2017 Aspirational Plan PRSUs during the twelve months ended December 31, 2015, as it is not considered probable as of this date that the Company will achieve the specified performance target as of December 31, 2017 or December 31, 2018. The Company will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.

The following table shows the PRSUs granted under the 2013 Plan and related Long-Term Incentive Plan, the maximum number of shares to be awarded under the PRSUs granted during the twelve months ended December 31, 2015 and the performance date and vesting schedule of the PRSUs granted.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(shares in millions)
Number of Shares Granted	Maximum Number of Shares to be Awarded	Performance Date	Vesting Schedule
0.26	0.78	December 31, 2017	December 31, 2017
1.39	1.39	December 31, 2017(1)	December 31, 2017(1)
0.07	0.07	December 31, 2016	Three annual installments beginning on September 4, 2016

(1)
These shares will vest in full if the Company achieves the performance metric per the award agreement in 2017. In addition, if this target is not met in 2017 but the Company achieves the performance metric in 2018, then one-third, or 0.46 million, of the PRSUs will vest, and the remaining PRSUs shall be forfeited.

During the year ended December 31, 2015, no shares were issued from treasury stock to satisfy payouts under the PRSUs. During the year end December 31, 2014, shares of common stock with an aggregate intrinsic value of $1.4 million were issued from treasury stock to satisfy payouts under the PRSUs following the satisfaction of certain financial metrics over the one year performance period. The shares were issued from treasury stock to satisfy payouts under the PRSUs at 100.0% of the target award, the maximum payout. During the year ended December 31, 2013, shares granted in 2010 with an aggregate intrinsic value of $14.9 million were paid out from treasury stock following the satisfaction of certain financial metrics over the performance period. The PRSUs were paid out from treasury stock at 282.0% of the target award, out of a maximum payout of 300.0%. The aggregate intrinsic value of PRSUs outstanding as of December 31, 2015 was $13.9 million.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options granted. The assumptions used in the Black-Scholes pricing model for the years ended December 31, 2015, 2014 and 2013 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of Tempur Sealy International’s common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award. The Company uses historical data to determine these assumptions.

Year Ended
December 31,
	2015	2014	2013
Expected volatility range of stock	34.0% - 36.2%	56.7% - 66.5%	63.0% - 72.8%
Expected life of option, range in years	3 - 5	2 - 4	2 - 3
Risk-free interest range rate	0.9% - 1.5%	0.4% - 1.4%	0.3% - 0.6%
Expected dividend yield on stock	0.0% - 0.0%	0.6% - 0.7%	0.6% - 0.9%

A summary of the Company’s unvested shares relating to stock options as of December 31, 2015 and 2014, and changes during the years ended December 31, 2015 and 2014, are presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2013	0.6	$42.16
Granted	0.2	52.08
Vested	(0.3)	42.46
Forfeited	0.0	50.53
Options unvested at December 31, 2014	0.5	$46.23
Granted	0.8	63.55
Vested	(0.4)	44.25
Forfeited	(0.1)	57.12
Options unvested at December 31, 2015	0.8	$62.34

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the Company’s stock option activity under the 2003 Plan and 2013 Plan for the years ended December 31, 2015 and 2014 is presented below:

(shares in millions)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	2.8	$21.73
Granted	0.2	52.08
Released	(0.2)	20.82
Forfeited	0.0	50.53
Options outstanding at December 31, 2014	2.8	$24.18
Granted	0.8	63.55
Released	(1.4)	14.70
Forfeited	(0.1)	57.12
Options outstanding at December 31, 2015	2.1	$42.75	6.47	$53.4

Options exercisable at December 31, 2015	1.3	$31.11	4.85	$52.0

The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $71.8 million, $6.7 million and $17.1 million, respectively.

A summary of the Company's RSU and DSU activity and related information for the years ended December 31, 2015 and 2014 is presented below:

(in millions, except release price and years)	Shares	Weighted Average Release Price	Aggregate Intrinsic Value
Awards outstanding at December 31, 2013	0.2	$47.00
Granted	0.0	54.56
Vested	(0.1)	44.47
Terminated	0.0	46.77
Awards outstanding at December 31, 2014	0.1	$50.41
Granted	0.1	70.44
Vested	(0.1)	58.73
Terminated	0.0	49.63
Awards outstanding at December 31, 2015	0.1	$66.41	$11.9

At December 31, 2015, the Company had 0.1 million of unvested DSUs/RSUs. The aggregate intrinsic value of RSU and DSUs vested during the year ended December 31, 2015 was $4.0 million.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Excluding the estimated compensation expense related to the 2017 Aspirational Plan PRSUs discussed above, a summary of total unrecognized stock-based compensation expense based on current performance estimates related to the options, DSUs, RSUs and PRSUs granted during the year ended December 31, 2015 is presented below:

(in millions, except years)	December 31, 2015	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	$9.2	2.49
Unrecognized DSU/RSU expense	7.9	2.59
Unrecognized PRSU expense	10.9	2.29
Total unrecognized stock-based compensation expense	$28.0	2.44

Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares for the years ended December 31, 2015, 2014 and 2013 was $20.4 million, $4.3 million, and $8.7 million, respectively.

(13) Commitments and Contingencies

(a) Lease Commitments. The Company has various operating leases that call for annual rental payments due in equal monthly installments and a lease with a rent free occupancy period. The Company’s policy is to recognize expense for lease payment, including those with escalating provisions and rent free periods, on a straight-line basis over the lease term. Operating lease expenses were $41.4 million, $32.3 million, and $25.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments at December 31, 2015 under these non-cancelable leases are as follows:

(in millions)
Year Ended December 31,
2016	$27.3
2017	23.3
2018	20.8
2019	18.4
2020	16.5
Thereafter	40.3
$146.6

The Company has the option to renew certain plant operating leases, with the longest renewal period extending through 2043. Certain of the operating leases provide for increased rent through increases in general price levels. The Company recognizes rent expense in these situations on a straight-line basis over the lease term.

(b) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant to the Company as of December 31, 2015 and December 31, 2014.

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

(d) Sealy Mattress Company of NJ, Inc., David Hertz, individually, as trustee of, respectively, the Allison Lindsay Hertz Trust, the Samuel Douglas Hertz Trust, the Sydney Lauren Hertz Trust, the U/A DTD 08/21/97 Andrew Michael Marcus Trust, the U/A DTD 08/21/97 Julia Robyn Marcus Trust, and the U/A DTD 08/21/97 James Daniel Marcus Trust, and as executor of the Estate of Walter Hertz, Lisa Marcus, Rose Naiman, Michael Shoobs, and Diane Shoobs, individually and as custodian of the Robert S. Shoobs UTMA NJ v. Sealy Corporation, filed June 27, 2013.  With respect to the Sealy Acquisition, holders of approximately 3.1 million shares of Sealy common stock sent notices to Sealy purporting to exercise their appraisal rights in accordance with the Merger Agreement executed on September 26, 2012. On June 27, 2013, an appraisal proceeding was commenced in the Delaware Court of Chancery (the “Appraisal Action”). This matter was settled on March 13, 2015. Sealy paid $2.20 per share for the Sealy common stock formerly held by the former Sealy stockholders seeking the appraisal, plus interest at the statutory rate, less $0.6 million already received in 2013 by one of the petitioners in connection with the closing of the Sealy Acquisition. The agreed upon per share value of $2.20 is equal to the amount paid to non-dissenting stockholders at the time of the closing of the Sealy Acquisition.

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

The complaint alleges that the Company engaged in unfair business practices, false advertising, and misrepresentations or omissions related to the sale of certain products. The plaintiffs seek restitution, injunctive relief and all other relief allowed under applicable state laws, interest, attorneys’ fees and costs. The purported classes do not seek damages for physical injuries. The Company believes the case lacks merit and intends to defend against the claims vigorously. The Court was scheduled to consider class certification motions in the fourth quarter of 2015; however, the Plaintiff’s filed a Motion to Amend the Complaint, at which time the Company filed a Motion to Dismiss the Amended Complaint. A hearing on the Motion to Dismiss was held January 28, 2016 and the Court denied in part and granted in part the Company’s Motion to Dismiss allowing certain claims to proceed. The outcome of this case remains uncertain. As a result, the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that this matter will not have a material adverse effect on the Company’s financial position or results of operations.

(f) German Regulatory Investigation. The German Federal Cartel Office ("FCO") conducted unannounced inspections of the premises of several mattress wholesaler/manufacturers including the Company's German subsidiary. The order permitting the inspection and collection of records alleged “vertical price fixing”. The parties met during 2015 and negotiated a final settlement in October 2015. Under the terms of the settlement, in 2015 the Company paid approximately €15.5 million (approximately $17.4 million) to fully resolve this matter. The Company recognized expense of $17.4 million (€15.5 million), which is presented within other expense (income), net in the accompanying Consolidated Statements of Income for the year ended December 31, 2015.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(g) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with the New Jersey Department of Environmental Protection approval, and the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company does not believe this matter is material to the Company's financial statements.

The Company has also undertaken a remediation of soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Energy and Environmental Protection (“DEEP”) approval of the remediation plan. In 2012, the Company submitted separate closure reports to the Connecticut DEEP for the lower portion of the site and the upper portion of the site.  The Connecticut DEEP approved the Company’s closure report for the upper portion of the site and also gave conditional approval to the Company’s closure report for the lower portion of the site.  The Company is continuing to work with the Connecticut DEEP and is performing additional testing to obtain closure for the lower portion of the site. The Company does not believe the contamination on this site is attributable to the Company’s operations, nor will have a material effect on the Company's financial statements.

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

(h) Income Tax Assessments. The Company has received income tax assessments from SKAT. The Company believes the process to reach a final resolution of this matter could potentially extend over a number of years. If the Company is not successful in defending its position that its owes no additional taxes, the Company could be required to pay a significant amount to SKAT. In addition, the Company could choose to pursue a settlement with SKAT, which could also require the Company to pay significant amounts to SKAT in excess of any related reserve.  Each of these outcomes could have a material adverse impact on the Company's results of operations and cash flows. In addition, prior to any ultimate resolution of this issue before the Tribunal or the Danish courts, or a settlement of the matter with SKAT, based on a change in facts and circumstances, the Company may be required to further increase its uncertain tax liability associated with this matter, which could have a material impact on the Company's reported earnings. For a description of these assessments and additional information with respect to these assessments and the various related legal proceedings, see Note 14, “Income Taxes”.

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

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14) Income Taxes

The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2015		2014		2013
(dollars in millions)	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Statutory U.S. federal income tax	$70.0	35.0%	$61.2	35.0%	$44.8	35.0%
State income taxes, net of federal benefit	1.1	0.6%	1.1	0.6%	1.7	1.3%
Foreign repatriation, net of foreign tax credits	0.0	0.0%	13.5	7.7%	(16.0)	(12.6)%
Foreign tax differential	(10.0)	(5.0)%	(12.6)	(7.2)%	(12.3)	(9.6)%
Change in valuation allowances	2.5	1.2%	(17.7)	(10.0)%	20.4	15.9%
Uncertain tax positions	59.7	29.8%	10.9	6.1%	4.7	3.7%
Subpart F income	1.9	1.0%	1.9	1.1%	1.5	1.2%
Manufacturing deduction	(1.6)	(0.8)%	(3.7)	(2.1)%	0.1	—%
Goodwill on disposal of business	0.0	0.0%	7.5	4.2%	—	—%
Permanent and other	1.8	0.9%	2.8	1.7%	4.2	3.5%
Effective income tax provision	$125.4	62.7%	$64.9	37.1%	$49.1	38.4%

Subpart F income represents interest and royalties earned by a foreign subsidiary as well as sales made by certain foreign subsidiaries outside of their country of incorporation. Under the Internal Revenue Code of 1986, as amended (the "Code"), such income is taxable to Tempur Sealy International as if earned directly by Tempur Sealy International.

In conjunction with the Sealy Acquisition, the Company repatriated substantially all of its current and accumulated foreign earnings associated with the legacy Tempur foreign subsidiaries in a taxable transaction. The Company had previously tax effected those earnings and at December 31, 2012 had recorded a $48.1 million deferred tax liability on such earnings. As a result of the Sealy Acquisition, the Company recognized the benefit of certain foreign tax credit attributes associated with Sealy’s foreign subsidiaries’ earnings. These foreign tax credits could not be taken into account in calculating the Company’s tax on the book to tax basis difference of its foreign subsidiaries until the Sealy Acquisition closed. As a result of the taxable transaction and taking into consideration the application of these foreign tax credits, the Company has recognized cumulative tax on the repatriation transaction of approximately $63.9 million.

At December 31, 2015, the Company’s book tax basis in its top tier foreign subsidiary exceeded the Company’s tax basis in such subsidiary in the hands of the top tier foreign subsidiary U.S. shareholder. It is the Company’s intent to permanently reinvest the earnings of this foreign subsidiary back into its operations. As such, no deferred tax liability has been recorded related to this basis difference. As it relates to the book to tax basis difference with respect of the stock of each of the Company’s lower tier foreign subsidiaries, as a general matter, the book basis exceeds the tax basis in the hands of the foreign subsidiary shareholder. By operation of the tax laws of the various countries in which such subsidiaries are domiciled, earnings of lower tier foreign subsidiaries are not subject to tax, in all material respects, when distributed to the foreign shareholder. It is the Company’s intent that the earnings of each lower tier foreign subsidiary, with the exception of its Danish subsidiary, will be permanently reinvested in its own operations. As it relates to the Danish subsidiary, its earnings may be distributed without any income tax impact in any case. Thus, no tax is provided for with respect to the book to tax basis difference of its stock.

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

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The cumulative total tax assessment at December 31, 2015 for all years for which an assessment has been received (2001 - 2008) is approximately Danish Krone ("DKK") 1,363.1 million, including interest and penalties ($199.6 million, based on the DKK to USD exchange rate on December 31, 2015). The cumulative total tax assessment at December 31, 2014 for all years for which an assessment had been received up through that date (2001 - 2008) including interest and penalties was approximately DKK 1,317.2 million ($215.1 million, based on the DKK to USD exchange rate on December 31, 2014). The increase of DKK 45.9 million is due to additional interest for the period between December 31, 2014 and December 31, 2015. As of December 31, 2015 and 2014, SKAT had granted the deferral to 2017 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for the period 2001 through 2007. In addition, during the quarter ended June 30, 2014, the Company was granted a deferral to 2018 of the requirement to post a cash deposit or other form of security for taxes that have been assessed for 2008. From June 2012 through December 31, 2015 SKAT has withheld refunds of VAT otherwise owed to the Company, pending resolution of this matter. The total amount of withheld refunds at December 31, 2015 and 2014 is approximately $26 million and $15 million, respectively. This amount is included in other non-current assets on the Consolidated Balance Sheets.

The Company filed timely protests with the Danish National Tax Tribunal (the "Tribunal") challenging the tax assessments. The Tribunal formally agreed to place the Tribunal process on hold pending the outcome of a Bilateral Advance Pricing Agreement ("Bilateral APA") between the United States and SKAT, which the Company filed in the third quarter of 2008. A Bilateral APA involves an agreement between the Internal Revenue Service ("IRS") and the taxpayer, as well as a negotiated agreement with one or more foreign competent authorities under applicable income tax treaties. In February 2013, as part of the Bilateral APA process, the IRS and SKAT concluded that a mutually acceptable agreement on the matter could not be reached and, as a result, the Bilateral APA process was terminated. The matter is now before the Tribunal. The Tribunal is a branch of SKAT that is independent of the discussions and negotiations that have taken place to date. If the Tribunal does not rule to the satisfaction of one or both parties, the party seeking redress may choose to litigate the issue in the Danish court system. The Company believes it has meritorious defenses to the proposed assessments and plans to oppose the assessments before the Tribunal and in the Danish courts in the event the Company does not resolve this matter outside of litigation.

As part of the Tribunal process, the Tribunal assigned an individual to serve as a case manager on the matter.  It is the responsibility of the case manager to gather data from both SKAT and the Company and independently evaluate such data.  Beginning in April 2014, the Company provided information to the case manager.  The output of the case manager’s evaluation is a non-binding recommendation made to the Tribunal on how the case manager believes the Tribunal should decide the issues.  In the first half of 2015 the case manager issued a preliminary, non-binding recommendation in favor of each of SKAT’s annual assessments received by the Company.  In June 2015, at the request of the case manager, the Company submitted additional information in response to the preliminary recommendation.  In the submission, the Company reiterated its strong objection to SKAT’s position and SKAT’s assessments and reiterated the merits of the Company’s position.  The Company had expected the case manager to issue the final non-binding recommendation to the Tribunal before the end of 2015; however, a final recommendation has not yet been received, and the issuance of such recommendation has been postponed as described below.

During 2015, the Company engaged third-party advisors to assist the Company in further evaluating this matter to determine whether the Company should re-enter negotiations with SKAT. The additional analysis provided the Company with information to evaluate the options available to the Company to resolve this matter, through litigation or through a negotiated settlement, in light of the case manager’s preliminary, non-binding recommendation and the current tax litigation environment in Denmark. Upon evaluation of the advisor’s analysis, which was substantially completed in the fourth quarter of 2015, the Company concluded that it should discuss with SKAT the possibility of formally resuming negotiations on this matter. As a result, the Company met with SKAT in November 2015 to discuss the results of the third-party advisor's analysis and to outline a process to resume negotiations.

In November 2015, the Company and its advisors met with SKAT to discuss various matters relating to the assessment. During this meeting, the Company provided general information regarding the output of the analysis of the Company's advisor as well as additional analyses prepared by the Company as a framework for further discussions with SKAT. SKAT and the Company agreed to continue the dialogue regarding a potential negotiated settlement into the future. In anticipation of continuing dialogue with SKAT on this matter, the Company continues to collect and analyze additional information with the assistance of the third-party advisors as well as discussing the tax litigation environment in Denmark with its Danish legal counsel.

In December 2015, in response to a request by both the Company and SKAT the Tribunal agreed to delay the continuance of its process, including the issuance by the case manager of his final non-binding recommendation until the second quarter of 2016. The Company expects that it will continue its discussions with SKAT during this period.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

To date, the Company has received an assessment every year for the next year in the examination cycle. In this regard, the Company had expected to receive an assessment for the year 2009 in the second half of 2015. However, SKAT agreed to delay the issuance of the 2009 assessment until the second quarter of 2016 pending the progress of the discussions with the Company that had resumed in November 2015. If this matter is not resolved or if sufficient progress is not being made, the Company expects that SKAT will issue the 2009 assessment in the second quarter of 2016 as well as its assessment for 2010. Further, in this event the Company would expect to receive an assessment for 2011 in the second quarter of 2017, the 2012 assessment in the second quarter of 2018, and so forth. The Company expects the aggregate assessments for the years 2009 - 2015 to be in excess of the amounts described above as assessed for the years 2001 - 2008.

As the result of the Tribunal case manager’s preliminary non-binding recommendation, the analyses prepared by the Company and its third-party advisors, and the evaluation of the increased risk of tax litigation in Denmark the Company has updated its analysis of this uncertain tax position in accordance with ASC 740 and has recorded a change in estimate to increase the uncertain tax liability for this item by approximately $60.7 million, from $18.9 million recorded at December 31, 2014 to $79.6 million recorded at December 31, 2015.

The Company’s uncertain tax liability associated with this matter is derived using the cumulative probability analysis as required by ASC 740 with possible outcomes based on the Company's updated evaluation of the facts and circumstances regarding this matter and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards as required by GAAP, taking into account both the U.S. and Danish income tax implications of such outcomes.

In conjunction with this tax examination discussed above, during the year ended December 31, 2013 the Company received correspondence from SKAT requesting information regarding the royalty for the years 2009 through 2011. The correspondence indicated that SKAT would be evaluating the royalty paid for each of the years under examination. The Company has responded to SKAT’s request for information. During 2013, the Company and SKAT agreed that the examination of this issue for the years 2009 - 2011 would be placed on hold pending the outcome of the Tribunal process above for the years 2001 - 2008, although SKAT would continue to issue assessments as described above.

If the Company is not successful in defending its position before the Tribunal or in the Danish courts or in negotiating a mutually acceptable settlement, there is significant risk that the Company could be required to pay significant amounts to SKAT in excess of any related reserve. In addition, the Company could choose to pursue a settlement with SKAT, which could also require the Company to pay significant amounts to SKAT in excess of any related reserve in order to resolve this matter without litigation. Either of these outcomes could have a material adverse impact on the Company’s profitability and liquidity. In addition, prior to any ultimate resolution of this issue before the Tribunal or the Danish courts, based on a change in facts and circumstances, the Company may be required to further increase its uncertain tax liability associated with this matter, which could have a material impact on the Company's reported earnings.

As it relates to SKAT’s examination of other items, particularly transactions between the Company’s Danish subsidiary and its foreign distribution subsidiaries, the Company and SKAT continue to discuss various matters. No assessment has been made by SKAT as of December 31, 2015. The Company believes it has meritorious defenses for all such items reported in the Danish income tax returns.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. During 2014, the Company was advised by the IRS that the years 2010 and 2011 would not be examined but that 2012 would be examined. That examination was finalized in the second quarter of 2015 with no material adjustments. In the quarter ended September 30, 2015, the Company was advised by the IRS that the federal income tax return for 2013 would be examined. In November 2015 the IRS began its examination, which is still in progress.

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

Additionally, the Company is currently under examination by various tax authorities around the world. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However,

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements. Other than the changes discussed in the preceding paragraphs, particularly as it relates to the Danish royalty matter, there were no significant changes to the liability for unrecognized tax benefits during the twelve months ended December 31, 2015.

The following sets forth the amount of income or (loss) before income taxes attributable to each of the Company’s geographies for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(in millions)	2015	2014	2013
Income before income taxes:
United States	$120.2	$46.9	$(4.5)
Rest of the world	79.9	128.0	132.5
	$200.1	$174.9	$128.0

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

(in millions)
Balance as of December 31, 2013	$26.1
Additions based on tax positions related to 2014	24.3
Additions for tax positions of prior years	0.5
Expiration of statutes of limitations	(3.2)
Settlements of uncertain tax positions with tax authorities	(0.1)
Balance as of December 31, 2014	47.6
Additions based on tax positions related to 2015	0.9
Additions for tax positions of prior years	25.7
Expiration of statutes of limitations	(2.1)
Settlements of uncertain tax positions with tax authorities	(2.3)
Balance as of December 31, 2015	$69.8

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at December 31, 2015, 2014 and 2013 would be $67.7, $44.6 million and $22.2 million, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $33.5 million, $1.9 million, and $1.8 million in interest and penalties, respectively, in income tax expense. The Company had approximately $43.8 million, $10.3 million, and $11.0 million of accrued interest and penalties at December 31, 2015, 2014, and 2013, respectively.

The Company has the following gross income tax attributes available at December 31, 2015 and 2014 respectively (in millions):

	2015	2014
State net operating losses (“SNOLs”)	128.8	145.3
U.S. federal foreign tax credits (“FTCs”)	7.8	7.8
U.S. state income tax credits ("SITCs")	5.5	1.6
Foreign net operating losses (“FNOLs”)	38.0	44.2
Charitable contribution carryover ("CCCs")	23.7	8.4

The SNOLs, FTCs, FNOLs, SITCs and CCCs generally expire in 2021, 2023, 2023, 2023 and 2019, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of certain of the SNOLs, FTCs, SITCs, FNOLs, CCCs and certain other deferred tax assets related to certain foreign operations (together, the “Tax Attributes”). In assessing the realizability of deferred tax assets (including the Tax Attributes), management considers whether it is more likely than not that some portion of all of such deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance for Tax Attributes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible or creditable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded valuation allowances against approximately $87.0 million of the SNOL, $7.8 million of the FTC, and $3.6 million of SITCs. With respect to all other tax attributes above, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the underlying deferred tax assets. However, there can be no assurance that such assets will be realized if circumstances change.

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

The income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2015	2014	2013
Current provision
Federal	$107.1	$50.7	$48.6
State	7.2	4.5	7.3
Foreign	32.4	36.9	42.3
Total current	$146.7	$92.1	$98.2
Deferred provision
Federal	$(12.3)	$(25.2)	$(47.0)
State	(3.7)	(1.2)	0.4
Foreign	(5.3)	(0.8)	(2.5)
Total deferred	(21.3)	(27.2)	(49.1)
Total income tax provision	$125.4	$64.9	$49.1

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets consisted of the following:

	December 31,
(in millions)	2015	2014
Deferred tax assets:
Stock-based compensation	$16.0	$12.4
Accrued expenses and other	57.6	57.9
Net operating losses, foreign tax credits and charitable contribution carryforward	33.1	30.6
Inventories	5.1	4.5
Transaction costs	22.0	14.5
Property, plant and equipment	2.9	4.0
Total deferred tax assets	136.7	123.9
Valuation allowances	(24.2)	(21.7)
Total net deferred tax assets	$112.5	$102.2
Deferred tax liabilities:
Intangible assets	$(247.8)	$(258.1)
Property, plant and equipment	(42.0)	(45.7)
Accrued expenses and other	(5.9)	(4.5)
Total deferred tax liabilities	(295.7)	(308.3)
Net deferred tax liabilities	$(183.2)	$(206.1)

(15) Major Customers

The top five customers accounted for approximately 39.4%, 34.9% and 27.5% of the Company’s net sales for the years ended December 31, 2015, 2014 and 2013, respectively. Net sales from one customer (Mattress Firm Holding Corp.) represented more than 10.0% of net sales for the year ended December 31, 2015, 2014 and 2013, which is included in the North America segment. The top five customers also accounted for approximately 34.5% and 32.0% of accounts receivable as of December 31, 2015 and 2014, respectively.

On February 5, 2016, Mattress Firm Holding Corp. acquired all of the outstanding equity interests in HMK Mattress Holdings, LLC (Sleepy’s). Sleepy’s was also one of the Company's top five customers in 2015 and as a result of this acquisition, based on 2015 net sales, the combined companies would have represented approximately 25% of the Company's overall net sales for 2015.

(16) Redeemable Non-controlling Interest

The Company is party to a put and call arrangement with respect to the common securities that represent the 55.0% non-controlling interest in Comfort Revolution, a 45.0% owned joint venture. Comfort Revolution constitutes a variable interest entity (“VIE”) for which the Company is considered to be the primary beneficiary due to the Company's disproportionate share of the economic risk associated with its equity contribution, debt financing and other factors that were considered in the related-party analysis surrounding the identification of the primary beneficiary. The call arrangement may be exercised by the Company on June 12, 2017. The put arrangement may be exercised by Comfort Revolution on June 12, 2018. The redemption value for both the put and the call arrangement is equal to 7.5 times EBITDA, as defined in the related LLC agreement, of Comfort Revolution for the preceding 12 months, adjusted for net debt outstanding and multiplied by the 55.0% ownership interest not held by the Company. Due to the existing put and call arrangements, the non-controlling interest is considered to be redeemable and is recorded on the Consolidated Balance Sheet as a redeemable non-controlling interest outside of permanent equity. The redeemable non-controlling interest is recognized at the higher of 1) the accumulated earnings associated with the non-controlling interest or 2) the contractually-defined redemption value as of the balance sheet date. As of December 31, 2015 and 2014, the accumulated earnings exceeded the redemption value and accordingly, a redemption value adjustment was not necessary.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(17) Earnings Per Common Share

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Year Ended December 31,
(in millions, except per common share amounts)	2015	2014	2013
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$73.5	$108.9	$78.6

Denominator:
Denominator for basic earnings per common share—weighted average shares	61.7	60.8	60.3
Effect of dilutive securities:
Employee stock based compensation	0.9	1.3	1.3
Denominator for diluted earnings per common share—adjusted weighted average shares	62.6	62.1	61.6

Basic earnings per common share	$1.19	$1.79	$1.30

Diluted earnings per common share	$1.17	$1.75	$1.28

The Company excluded 0.2 million, 0.3 million and 0.3 million shares issuable upon exercise of outstanding stock options for the years ended December 31, 2015, 2014, and 2013, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive any dividends thereon.

(18) Business Segment Information

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

The Company’s North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company’s accompanying Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payables.

The historical information presented for 2014 in the following tables has been restated for the change in the composition of the segments.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes total assets by segment:

	December 31,	December 31,
(in millions)	2015	2014
North America	$2,533.1	$2,465.2
International	477.1	474.3
Corporate	775.0	820.9
Inter-segment eliminations	(1,129.7)	(1,177.7)
Total assets	$2,655.5	$2,582.7

     The following table summarizes property, plant and equipment, net by segment:

	December 31,	December 31,
(in millions)	2015	2014
North America	$239.2	$240.5
International	54.8	60.3
Corporate	67.7	54.8
Total property, plant and equipment, net	$361.7	$355.6

The following table summarizes segment information for the twelve months ended December 31, 2015:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$2,428.9	$458.3	$—	$—	$2,887.2
Other sales	148.3	115.7	—	—	264.0
Net sales	2,577.2	574.0	—	—	3,151.2

Inter-segment sales	$5.9	$0.7	$—	$(6.6)	$—
Gross profit	954.6	294.3	—	—	1,248.9
Inter-segment royalty expense (income)	7.1	(7.1)	—	—	—
Operating income (loss)	335.6	98.9	(125.4)	—	309.1
Income (loss) before income taxes	324.4	73.2	(197.5)	—	200.1

Depreciation and amortization(1)	$43.3	$16.0	$34.6	$—	$93.9
Capital expenditures	28.9	14.8	22.2	—	65.9

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes segment information for the twelve months ended December 31, 2014:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$2,261.9	$464.6	$—	$—	$2,726.5
Other sales	143.0	120.3	—	—	263.3
Net sales	2,404.9	584.9	—	—	2,989.8

Inter-segment sales	$5.1	$0.3	$—	$(5.4)	$—
Gross profit	834.8	315.6	—	—	1,150.4
Inter-segment royalty expense (income)	6.1	(6.1)	—	—	—
Operating income (loss)	255.0	118.8	(97.5)	—	276.3
Income (loss) before income taxes	228.0	112.2	(165.3)	—	174.9

Depreciation and amortization(1)	$47.9	$16.3	$25.5	$—	$89.7
Capital expenditures	17.8	15.6	14.1	—	47.5

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the twelve months ended December 31, 2013:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$1,779.3	$419.1	$—	$—	$2,198.4
Other sales	147.7	118.2	—	—	265.9
Net sales	1,927.0	537.3	—	—	2,464.3

Inter-segment sales	$0.2	$0.6	$—	$(0.8)	$—
Gross profit	710.2	304.7	—	—	1,014.9
Inter-segment royalty expense (income)	5.8	(5.8)	—	—	—
Operating income (loss)	229.0	124.7	(109.9)	—	243.8
Income (loss) before income taxes	548.3	(204.5)	(215.8)	—	128.0

Depreciation and amortization(1)	$49.9	$14.1	$27.5	$—	$91.5
Capital expenditures	19.5	11.2	9.3	—	40.0

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

	December 31,	December 31,
(in millions)	2015	2014
United States	$300.1	$287.3
Canada	6.8	8.0
Other International	54.8	60.3
Total property, plant and equipment, net	$361.7	$355.6
Total International	61.6	68.3

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes net sales by geographic region:

	Year Ended December 31,
(in millions)	2015	2014	2013
United States	$2,374.7	$2,188.8	$1,736.8
Canada	202.5	216.1	190.2
Other International	574.0	584.9	537.3
Total net sales	$3,151.2	$2,989.8	$2,464.3
Total International	$776.5	$801.0	$727.5

(19) Quarterly Financial Data (unaudited)

Quarterly results of operations for the years ended December 31, 2015 and 2014 are summarized below:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net sales	$739.5	$764.4	$880.0	$767.3
Gross profit	278.7	297.5	359.6	313.1
Operating income	54.4	52.0	110.9	91.8
Net income (loss)	23.4	21.2	40.2	(11.3)
Basic earnings (loss) per common share	$0.38	$0.35	$0.65	$(0.18)
Diluted earnings (loss) per common share	$0.38	$0.34	$0.64	$(0.18)

2014
Net sales	$701.9	$715.0	$827.4	$745.5
Gross profit	269.5	268.3	318.5	294.1
Operating income	62.4	50.3	87.1	76.5
Net income	27.4	(2.2)	37.1	46.6
Basic earnings (loss) per common share	$0.45	$(0.04)	$0.61	$0.77
Diluted earnings (loss) per common share	$0.44	$(0.04)	$0.60	$0.75

As described in Note 14, "Income Taxes", during the fourth quarter of 2015, the Company recorded a change in estimate of its uncertain tax positions related to the Danish tax matter of approximately $60.7 million. In addition, in the third quarter of 2015 and the fourth quarter of 2014, the Company recognized $9.5 million and $15.6 million, respectively, of other income from certain other non-recurring items, including the partial settlement of a legal dispute. The sum of the quarterly earnings per common share amounts may not equal the annual amount reported because per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares. The Company’s quarterly operating results fluctuate as a result of seasonal variations in the Company’s business.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(20) Guarantor/Non-Guarantor Financial Information

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

The following financial information presents Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, and the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the years ended December 31, 2015, 2014 and 2013 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries. Sealy financial information is included from March 18, 2013 through December 31, 2015.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,422.9	$778.9	$(50.6)	$3,151.2
Cost of sales	—	1,532.6	420.3	(50.6)	1,902.3
Gross profit	—	890.3	358.6	—	1,248.9
Selling and marketing expenses	4.1	460.1	183.8	—	648.0
General, administrative and other expenses	20.8	232.6	68.6	—	322.0
Equity income in earnings of unconsolidated affiliates	—	—	(11.9)	—	(11.9)
Royalty income, net of royalty expense	—	(18.3)	—	—	(18.3)
Operating (loss) income	(24.9)	215.9	118.1	—	309.1

Other expense, net:
Third party interest expense, net	27.2	66.2	2.7	—	96.1
Intercompany interest expense (income), net	32.9	(35.5)	2.6	—	—
Interest expense, net	60.1	30.7	5.3	—	96.1
Other (income) expense, net	—	(8.1)	21.0	—	12.9
Total other expense	60.1	22.6	26.3	—	109.0

Income from equity investees	132.9	64.7	—	(197.6)	—

Income before income taxes	47.9	258.0	91.8	(197.6)	200.1
Income tax benefit (provision)	26.8	(125.1)	(27.1)	—	(125.4)
Net income	74.7	132.9	64.7	(197.6)	74.7
Less: net income attributable to non-controlling interest	1.2	1.2	—	(1.2)	1.2
Net income attributable to Tempur Sealy International, Inc.	$73.5	$131.7	$64.7	$(196.4)	$73.5

Comprehensive income	$19.1	$130.9	$(3.3)	$(127.6)	$19.1

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

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,758.2	$728.1	$(22.0)	$2,464.3
Cost of sales	—	1,110.5	360.9	(22.0)	1,449.4
Gross profit	—	647.7	367.2	—	1,014.9
Selling and marketing expenses	2.4	358.1	162.4	—	522.9
General, administrative and other expenses	17.1	181.6	67.6	—	266.3
Equity income in earnings of unconsolidated affiliates	—	—	(4.4)	—	(4.4)
Royalty income, net of royalty expense	—	(13.7)	—	—	(13.7)
Operating (loss) income	(19.5)	121.7	141.6	—	243.8

Other expense, net:
Third party interest expense, net	27.5	81.5	1.8	—	110.8
Intercompany interest expense (income), net	32.7	(34.1)	1.4	—	—
Interest expense (income), net	60.2	47.4	3.2	—	110.8
Other expense, net	—	(0.9)	5.9	—	5.0
Total other expense (income)	60.2	46.5	9.1	—	115.8

Income from equity investees	133.4	93.6	—	(227.0)	—

Income before income taxes	53.7	168.8	132.5	(227.0)	128.0
Income tax benefit (provision)	25.2	(35.4)	(38.9)	—	(49.1)
Net income	78.9	133.4	93.6	(227.0)	78.9
Less: net income attributable to non-controlling interest	0.3	0.3	—	(0.3)	0.3
Net income attributable to Tempur Sealy International, Inc.	$78.6	$133.1	$93.6	$(226.7)	$78.6

Comprehensive income	$72.5	$133.8	$86.2	$(220.0)	$72.5

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Balance Sheets
December 31, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$121.8	$32.1	$—	$153.9
Accounts receivable, net	—	231.9	147.5	—	379.4
Inventories	—	145.3	53.9	—	199.2
Income tax receivable	193.1	—	—	(193.1)	—
Prepaid expenses and other current assets	—	43.5	33.1	—	76.6
Total Current Assets	193.1	542.5	266.6	(193.1)	809.1
Property, plant and equipment, net	—	300.1	61.6	—	361.7
Goodwill	—	501.4	208.0	—	709.4
Other intangible assets, net	—	612.9	82.5	—	695.4
Deferred tax asset	16.0	—	12.2	(16.0)	12.2
Other non-current assets	—	23.3	44.4	—	67.7
Net investment in subsidiaries	1,960.5	—	—	(1,960.5)	—
Due from affiliates	548.1	1,655.3	4.8	(2,208.2)	—
Total Assets	$2,717.7	$3,635.5	$680.1	$(4,377.8)	$2,655.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$212.2	$54.1	$—	$266.3
Accrued expenses and other current liabilities	1.4	183.8	68.8	—	254.0
Income taxes payable	—	196.0	8.3	(193.1)	11.2
Current portion of long-term debt	—	168.7	12.8	—	181.5
Total Current Liabilities	1.4	760.7	144.0	(193.1)	713.0
Long-term debt, net	811.9	461.4	—	—	1,273.3
Deferred income taxes	—	189.8	21.6	(16.0)	195.4
Other non-current liabilities	—	166.6	4.6	—	171.2
Due to affiliates	1,601.8	96.5	604.9	(2,303.2)	—
Total Liabilities	2,415.1	1,675.0	775.1	(2,512.3)	2,352.9

Redeemable non-controlling interest	12.4	12.4	—	(12.4)	12.4

Total Stockholders’ Equity	290.2	1,948.1	(95.0)	(1,853.1)	290.2
Total Liabilities and Stockholders’ Equity	$2,717.7	$3,635.5	$680.1	$(4,377.8)	$2,655.5

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Balance Sheets
December 31, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.4	$25.5	$36.6	$—	$62.5
Accounts receivable, net	—	241.2	144.6	—	385.8
Inventories	—	158.3	58.9	—	217.2
Income tax receivable	144.1	—	—	(144.1)	—
Prepaid expenses and other current assets	—	28.2	28.3	—	56.5
Total Current Assets	144.5	453.2	268.4	(144.1)	722.0
Property, plant and equipment, net	—	287.3	68.3	—	355.6
Goodwill	—	557.2	179.3	—	736.5
Other intangible assets, net	—	611.9	115.2	—	727.1
Deferred tax asset	12.4	—	10.7	(12.4)	10.7
Other non-current assets	—	15.1	15.7	—	30.8
Net investment in subsidiaries	1,808.4	—	—	(1,808.4)	—
Due from affiliates	51.4	2,226.0	5.3	(2,282.7)	—
Total Assets	$2,016.7	$4,150.7	$662.9	$(4,247.6)	$2,582.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$170.4	$56.0	$—	$226.4
Accrued expenses and other current liabilities	1.4	166.1	65.8	—	233.3
Income taxes payable	—	163.0	(6.9)	(144.1)	12.0
Current portion of long-term debt	—	61.8	4.6	—	66.4
Total Current Liabilities	1.4	561.3	119.5	(144.1)	538.1
Long-term debt, net	368.7	1,129.6	—	—	1,498.3
Deferred income taxes	—	202.3	26.8	(12.4)	216.7
Other non-current liabilities	—	109.3	5.0	—	114.3
Due to affiliates	1,431.3	340.2	849.4	(2,620.9)	—
Total Liabilities	1,801.4	2,342.7	1,000.7	(2,777.4)	2,367.4

Redeemable non-controlling interest	12.6	12.6	—	(12.6)	12.6

Total Stockholders’ Equity	202.7	1,795.4	(337.8)	(1,457.6)	202.7
Total Liabilities and Stockholders’ Equity	$2,016.7	$4,150.7	$662.9	$(4,247.6)	$2,582.7

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(87.0)	$274.7	$46.5	$—	$234.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of business	—	7.2	—	—	7.2
Purchases of property, plant and equipment	—	(49.9)	(16.0)		(65.9)
Other	—	(0.7)	(0.3)	—	(1.0)
Net cash used in investing activities	—	(43.4)	(16.3)	—	(59.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	—	402.9	10.6	—	413.5
Repayments 2012 Credit Agreement	—	(988.3)	—	—	(988.3)
Proceeds from issuance of 2023 Senior Notes	450.0	—	—	—	450.0
Net activity in investment in and advances (to) from subsidiaries and affiliates	(401.3)	453.4	(52.1)	—	—
Proceeds from exercise of stock options	20.4	—	—	—	20.4
Excess tax benefit from stock based compensation	21.8	—	—	—	21.8
Proceeds from issuance of treasury stock by CEO	5.0	—	—	—	5.0
Treasury stock repurchased	(1.3)	—	—	—	(1.3)
Payment of deferred financing costs	(8.0)	—	—	—	(8.0)
Other	—	(3.0)	(0.8)	—	(3.8)
Net cash provided by (used in) financing activities	86.6	(135.0)	(42.3)	—	(90.7)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	7.6	—	7.6
Increase (decrease) in cash and cash equivalents	(0.4)	96.3	(4.5)	—	91.4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0.4	25.5	36.6	—	62.5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$121.8	$32.1	$—	$153.9

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2014
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(62.7)	$191.5	$96.4	$—	$225.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	—	(8.5)	—	(8.5)
Proceeds from disposition of business	—	43.5	—	—	43.5
Purchase of property, plant and equipment	—	(31.3)	(16.2)	—	(47.5)
Other	—	3.0	(0.9)	—	2.1
Net cash provided by (used in) investing activities	—	15.2	(25.6)	—	(10.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	$—	$271.5	$—	$—	$271.5
Repayments of the 2012 Credit Agreement	—	(510.9)	—	—	(510.9)
Net activity in investment in and advances from (to) subsidiaries and affiliates	59.3	32.1	(91.4)	—	—
Proceeds from exercise of stock options	4.3	—	—	—	4.3
Excess tax benefit from stock based compensation	1.7	—	—	—	1.7
Treasury stock repurchased	(2.2)	—	—	—	(2.2)
Payment of deferred financing costs	—	(3.1)	—	—	(3.1)
Other	—	(1.7)	2.3	—	0.6
Net cash provided by (used in) financing activities	63.1	(212.1)	(89.1)	—	(238.1)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	4.8	—	4.8
Increase (decrease) in cash and cash equivalents	0.4	(5.4)	(13.5)	—	(18.5)
CASH AND CASH EQUIVALENTS, BEGININNG OF PERIOD	—	30.9	50.1	—	81.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$0.4	$25.5	$36.6	$—	$62.5

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2013
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(66.1)	$80.9	$83.7	$—	$98.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(1,035.3)	(137.6)	—	(1,172.9)
Purchase of property, plant and equipment	—	(28.3)	(11.7)	—	(40.0)
Other	—	(54.7)	54.6	—	(0.1)
Net cash used in investing activities	—	(1,118.3)	(94.7)	—	(1,213.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2012 Credit Agreement	$—	$2,992.6	$—	$—	$2,992.6
Repayments of the 2012 Credit Agreement	—	(1,658.3)	—	—	(1,658.3)
Proceeds from issuance of 2020 Senior Notes	375.0	—	—	—	375.0
Proceeds from the 2011 Credit Facility	—	46.5	—	—	46.5
Repayments of the 2011 Credit Facility	—	(696.5)	—	—	(696.5)
Net activity in investment in and advances (to) from subsidiaries and affiliates	(772.8)	874.9	(102.1)	—	—
Proceeds from exercise of stock options	8.7	—	—	—	8.7
Excess tax benefit from stock based compensation	5.4	—	—	—	5.4
Treasury stock repurchased	458.2	(465.2)	—	—	(7.0)
Payment of deferred financing costs	(8.4)	(43.6)	—	—	(52.0)
Other	—	(1.3)	0.3	—	(1.0)
Net cash provided by (used in) financing activities	66.1	1,049.1	(101.8)	—	1,013.4

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	2.8	—	2.8
Increase in cash and cash equivalents	—	11.7	(110.0)	—	(98.3)
CASH AND CASH EQUIVALENTS, BEGININNG OF PERIOD	—	19.2	160.1	—	179.3
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$30.9	$50.1	$—	$81.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2015, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2015.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company’s internal control over financial reporting as of December 31, 2015. That report appears on page 111 of this Report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Tempur Sealy International, Inc. and Subsidiaries

We have audited Tempur Sealy International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Tempur Sealy International, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying ”Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tempur Sealy International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tempur Sealy International, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 12, 2016

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders (the "Proxy Statement") under the sections entitled “Proposal One—Election of Directors,” and “Board of Directors’ Meetings, Committees of the Board and Related Matters—Corporate Governance,” — "Committees of the Board,” —“Policies Governing Director Nominations,” and “Executive Compensation and Related Information—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Amended and Restated Equity Incentive Plan (1)	1,218,198	$29.43	—
2013 Equity Incentive Plan (2)	3,822,195	61.02	1,343,650
Equity compensation plans not approved by security holders	—	—	—
Total	5,040,393	$53.38	1,343,650

(1)
In May 2013, our Board of Directors adopted a resolution that prohibited further grants under the 2003 Amended and Restated Equity Incentive Plan. The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the 2003 Amended and Restated Equity Incentive Plan includes 404 shares issuable under restricted stock units and deferred stock units. These restricted and deferred stock units are excluded from the weighted average exercise price calculation above.

(2)
The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the 2013 Equity Incentive Plan includes 168,675 shares issuable under restricted stock units and deferred stock units. Additionally, this number includes 2,240,094 performance restricted stock units which reflects a maximum payout of the awards granted. These restricted, deferred and performance restricted stock units are excluded from the weighted average exercise price calculation above.

For information regarding the material features of each of the above plans see Note 12, “Stock-based Compensation”, in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

All other information required by this Item is incorporated by reference from the Proxy Statement under the section entitled "Principal Security Ownership and Certain Beneficial Owners."

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Proposal Two— Ratification of Independent Auditors—Fees for Independent Auditors During fiscal years Ended December 31, 2015 and 2014” and “—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	The following is a list of the financial statements of Tempur Sealy International, Inc. included in this Report, which are filed herewith pursuant to ITEM 8:
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
		Consolidated Statements of Comprehensive Income for the years Ended December 31, 2015, 2014 and 2013
		Consolidated Balance Sheets as of December 31, 2015 and 2014
		Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013
		Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
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

3.2	Amendment to Certificate of Incorporation of Tempur-Pedic International Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 24, 2013). (1)
3.3	Sixth Amended and Restated By-laws of Tempur Sealy International, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on October 14, 2015). (1)
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

4.9
Indenture, dated as of September 24, 2015, among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2015). (1)

4.10
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
10.6
Amendment No. 1, dated as of March 13, 2013, to that certain Credit Agreement, dated as of December 12, 2012 (filed as Exhibit 10.6 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-189063) as filed on July 12, 2013). (1)

10.7
Amendment No. 2, dated as of May 16, 2013, to that certain Credit Agreement, dated as of December 12, 2012 (filed as Exhibit 10.7 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-189063) as filed on July 12, 2013). (1)

10.8
Amendment No. 3, dated as of July 11, 2013, to that certain Credit Agreement, dated as of December 12, 2012, as amended (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on July 12, 2013). (1)

10.9
Amendment No. 4, dated as of October 17, 2014, to that certain Credit Agreement, dated as of December 12, 2012, as amended (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on October 17, 2014). (1)

10.10
Amendment No. 5, dated September 24, 2015, to that certain Credit Agreement dated as of December 12, 2012, as amended (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2015). (1)

10.11
Purchase Agreement, dated September 21, 2015, among Tempur Sealy International, Inc., the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2015). (1)

10.12
Bond Purchase Agreement, dated October 26, 2005, by and among Tempur World LLC, Tempur Production USA, Inc. and Bernalillo County (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006).(1)

10.13
Trust Indenture, dated September 1, 2005, by and between Bernalillo County and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.14
Mortgage, Assignment, Security Agreement and Fixture Filing, dated as of October 27, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.15
Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.16
Agreement by and among H Partners, other members of the H Partners Group and the Company, dated as of May 11, 2015 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 13, 2015.(1)

10.17	Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on July 28, 2010). (1)(2)
10.18
Tempur Sealy International, Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan, which includes as Exhibit A the Form of Acknowledgement and Award Agreement and as Exhibit B the Election Form under such Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 8, 2013). (1)(2)

10.19
Form of Stock Option Agreement under the Tempur Sealy International, Inc. 2013 Equity Incentive Plan (Director) (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 8, 2013). (1)(2)

10.20	Tempur Sealy International, Inc. 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on October 23, 2013) (1)(2)

10.21	Tempur Sealy International, Inc. Severance and Retention Plan (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on October 23, 2013) (1)(2)
10.22
Amended and Restated Tempur-Pedic International Inc. 2003 Equity Incentive Plan (filed as Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-31922) as filed on March 25, 2009). (1)(2)

10.23
First Amendment to the Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Registration Proxy Statement on Schedule 14A (File No. 001-31922) as filed on March 25, 2009). (1)(2)

10.24	Tempur-Pedic International Inc. 2013 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-31922) as filed on April 12, 2013). (1)(2)
10.25	Tempur-Pedic International Inc. Long-term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on February 19, 2010). (1)(2)
10.26	Amended and Restated Annual Incentive Bonus Plan for Senior Executives (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on April 27, 2010). (1)(2)
10.27
Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery (filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 ((File No. 333-109054-02) as filed on October 31, 2003). (1)(2)

10.28
Employment Agreement dated as of July 18, 2006 between Tempur-Pedic International Inc. and Richard Anderson (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed November 7, 2006). (1)(2)

10.29
Amended and Restated Employment Agreement dated March 5, 2008 by and among Tempur-Pedic International Inc., Tempur World, LLC and Dale E. Williams (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed March 7, 2008). (1)(2)

10.30
Amendment to the Amended and Restated Employment and Non-Competition Agreement of Dale Williams dated as of July 30, 2015 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed July 30, 2015). (1)(2)

10.31
Employment and Noncompetition Agreement dated as June 30, 2008, between Tempur-Pedic International Inc. and Mark Sarvary (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on June 30, 2008). (1)(2)

10.32
First Amendment to the Employment and Non-Competition Agreement, by and between the Company and Mark Sarvary, dated as of May 22, 2015 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 1, 2015).(1)(2)

10.33	Letter Agreement, between the Company and Mark Sarvary, dated as of May 22, 2015 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K as filed on June 1, 2015).(1)(2)
10.34
Employment and Non-Competition Agreement by and between Tempur-Pedic International Inc. and Lou Hedrick Jones dated as of June 1, 2009) (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on July 27, 2009). (1)(2)

10.35
Employment and Non-Competition Agreement by and between Tempur-Pedic International Inc. and Brad Patrick dated as of September 1, 2010) (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on October 28, 2010). (1)(2)

10.36
Employment and Noncompetition Agreement dated as of February 4, 2013, between Tempur-Pedic International Inc. and W. Timothy Yaggi (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on February 4,
2013).(1)(2)

10.37
Employment and Noncompetition Agreement dated as of August 28, 2014, between Tempur Sealy International, Inc. and Barry Hytinen (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 7, 2014). (1)(2)

10.38
Amended and Restated Employment and Non-Competition Agreement of Barry Hytinen dated as of July 30, 2015 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed July 30, 2015). (1)(2)

10.39	Employment and Noncompetition Agreement dated as of November 18, 2014, between Tempur Sealy International, Inc. and Jay Spenchian. (2)
10.40	Employment and Non-Competition Agreement of Scott Thompson dated as of September 4, 2015 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)
10.41	Stock Option Agreement dated as of September 4, between the Company and Scott Thompson (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)
10.42
Restricted Stock Unit Award Agreement dated as of September 4, between the Company and Scott Thompson (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)

10.43
Matching Performance Restricted Stock Unit Award Agreement dated as of September 4, between the Company and Scott Thompson (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)

10.44
2015 Performance Restricted Stock Unit Award Agreement (dated as of September 4, between the Company and Scott Thompson (filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)

10.45	Subscription Agreement (dated as of September 4, between the Company and Scott Thompson (filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)
10.46
Amendment to Matching Performance Restricted Stock Unit Award Agreement dated as of October 12, 2015, between the Company and Scott Thompson (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed October 14, 2015). (1)(2)

10.47	Form of 2015 Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed October 29, 2015). (1)(2)
10.48	Form of Stock Option Agreement under the 2003 Equity Incentive Plan (filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1)(2)
10.49	Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Executive) (filed as Exhibit 9.1 to Registrant’s Current Report on Form 8-K as filed on May 19, 2008). (1)(2)
10.50
Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director) (filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K as filed on February 12, 2009). (1)(2)

10.51	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (Executive). (2)
10.52	Form of Performance Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan Executive(2)
10.53
Form of Stock Option Agreement under the United Kingdom Approved Share Option Sub Plan to the 2003 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed on April 30, 2009). (1)(2)

10.54
Form of Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on February 19, 2010). (1)(2)

10.55
Form of Stock Option Agreement under Amended and Restated 2003 Equity Incentive Plan (Executive) (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on February 19, 2010). (1)(2)

10.56
Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director) (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on July 28, 2010). (1)(2)

10.57
Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and David Montgomery (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1)(2)

10.58
Stock Option Agreement dated June 28, 2006 between Tempur-Pedic International Inc. and Dale E. Williams (filed as Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q as filed August 8, 2006). (1)(2)

10.59
Stock Option Agreement dated February 5, 2008 between Tempur-Pedic International, Inc. and Richard Anderson (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on May 6, 2008). (1)(2)

10.60	Stock Option Agreement dated June 30, 2008 between Tempur-Pedic International Inc. and Mark Sarvary (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on June 30, 2008). (1)(2)
10.61	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (Director) (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q as filed on November 8, 2013). (1)(2)
10.62	Amended and Restated Sealy Benefit Equalization Plan dated December 18, 2008 (filed as Exhibit 10.44 to Sealy Corporation's Annual Report on Form 10-K as filed on January 15, 2009). (1)(2)
10.63	Form of Letter Agreement Outlining Retention Program for United States Executive Officers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on June 1, 2015).(1)(2)
10.64	Form of Letter Agreement Outlining Retention Program for non-United States Executive Officer (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on June 1, 2015).(1)(2)
21.1	Subsidiaries of Tempur Sealy International, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)
101
The following materials from Tempur Sealy International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
SCHEDULE II
(in millions)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2013	$8.2	1.3	—	9.8	$19.3
Year Ended December 31, 2014	$19.3	4.9	—	(4.7)	$19.5
Year Ended December 31, 2015	$19.5	6.9	—	(3.1)	$23.3

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2013	$0.1	20.4	18.9	—	$39.4
Year Ended December 31, 2014	$39.4	2.2	—	(19.9)	$21.7
Year Ended December 31, 2015	$21.7	4.6	—	(2.1)	$24.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC. (Registrant)

Date: February 12, 2016	By:	/S/ Scott L. Thompson
Scott L. Thompson Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on the 12th of February, 2016, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/S/ SCOTT L. THOMPSON	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Scott L. Thompson

/S/ BARRY A. HYTINEN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Barry A. Hytinen

/S/ BHASKAR RAO	Chief Accounting Officer and Senior Vice President Finance (Principal Accounting Officer)
Bhaskar Rao

/S/ EVELYN S. DILSAVER	Director
Evelyn S. Dilsaver

/S/ FRANCIS A. DOYLE	Director
Francis A. Doyle

/S/ JOHN A. HEIL	Director
John A. Heil

/S/ PETER K. HOFFMAN	Director
Peter K. Hoffman

/S/ SIR PAUL JUDGE	Director
Sir Paul Judge

/S/ NANCY F. KOEHN	Director
Nancy F. Koehn

/S/ JON L. LUTHER	Director
Jon L. Luther

/S/ USMAN NABI	Director
Usman Nabi

/S/ RICHARD W. NEU	Director
Richard W. Neu

/S/ LAWRENCE J. ROGERS	Director
Lawrence J. Rogers

/S/ ROBERT B. TRUSSELL, JR.	Director
Robert B. Trussell, Jr.