Form 10-Q
period 2016-03-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2016-05-05
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2016 was 60,921,499 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning one or more of our plans; objectives; goals; strategies; future events; future revenues or performance; our implementation of our key strategic priorities and anticipated resulting growth in our sales, earnings and cash flow in both the U.S. and internationally on our business segments; uncertainties arising from global events; general economic, financial and industry conditions, particularly in the retail sector, as well as consumer confidence and the availability of consumer financing; competition in our industry; consumer acceptance of our products; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the ability to expand brand awareness, distribution and new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the effects of consolidation of retailers on revenues and costs; the effects of strategic investments on our operations, including our efforts to expand our global market share; changing commodity costs; changes in product and channel mix and the impact on the Company's gross margin; initiatives to improve gross margin and operating margin; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carry forwards; effects of changes in foreign exchange rates on our reported earnings; the outcome of pending tax audits or other tax, regulatory or litigation proceedings and similar issues; the effect of future legislative or regulatory changes; financial flexibility; our expected sources of cash flow; our expected level of capital expenditures for 2016 and changes in capital expenditures; and our ability to effectively manage cash. Many of these statements appear, in particular, under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 2 of Part I of this Report. When used in this report, the words "estimates," "expects," "guidance," "anticipates," "proposed," "projects," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks, uncertainties and other important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this report, including the risk factors discussed under the heading "Risk Factors" under ITEM 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 and the risks identified in ITEM 1A of this Report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$721.0	$739.5
Cost of sales	430.0	460.8
Gross profit	291.0	278.7
Selling and marketing expenses	150.1	153.8
General, administrative and other expenses	71.7	77.7
Equity income in earnings of unconsolidated affiliates	(2.8)	(3.0)
Royalty income, net of royalty expense	(4.7)	(4.2)
Operating income	76.7	54.4

Other expense, net:
Interest expense, net	21.4	20.4
Other income, net	(1.0)	(1.3)
Total other expense, net	20.4	19.1

Income before income taxes	56.3	35.3
Income tax provision	(17.3)	(10.3)
Net income before non-controlling interest	39.0	25.0
Less: Net (loss) income attributable to non-controlling interest(1)	(0.6)	1.6
Net income attributable to Tempur Sealy International, Inc.	$39.6	$23.4

Earnings per common share:
Basic	$0.64	$0.38
Diluted	$0.63	$0.38

Weighted average common shares outstanding:
Basic	62.0	60.9
Diluted	62.6	62.2

(1)
(Loss) income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended March 31, 2016 and 2015 represented $(0.6) million and $0.6 million, respectively. As of March 31, 2015, the redemption value exceeded the accumulated earnings of the Company's redeemable non-controlling interest in Comfort Revolution, LLC. Accordingly, the Company's net income for the three months ended March 31, 2015 includes a $1.0 million adjustment, net of tax, to adjust the carrying value of redeemable non-controlling interest to its redemption value. As of March 31, 2016, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary.

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income before non-controlling interest	$39.0	$25.0
Other comprehensive income (loss) before tax, net of tax
Foreign currency translation adjustments	19.1	(37.6)
Net change in unrecognized gain on interest rate swap, net of tax	—	0.1
Unrealized (loss) gain on cash flow hedging derivatives, net of tax	(4.9)	1.3
Other comprehensive income (loss), net of tax	14.2	(36.2)
Comprehensive income (loss)	53.2	(11.2)
Less: Comprehensive (loss) income attributable to non-controlling interest (1)	(0.6)	1.6
Comprehensive income (loss) attributable to Tempur Sealy International, Inc.	$53.8	$(12.8)

(1)
(Loss) income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended March 31, 2016 and 2015 represented $(0.6) million and $0.6 million, respectively. As of March 31, 2015, the redemption value exceeded the accumulated earnings of the Company's redeemable non-controlling interest in Comfort Revolution, LLC. Accordingly, the Company's net income for the three months ended March 31, 2015 includes a $1.0 million adjustment, net of tax, to adjust the carrying value of redeemable non-controlling interest to its redemption value. As of March 31, 2016, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary.

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$37.1	$153.9
Accounts receivable, net	384.7	379.4
Inventories, net	214.4	199.2
Prepaid expenses and other current assets	72.7	76.6
Total Current Assets	708.9	809.1
Property, plant and equipment, net	364.9	361.7
Goodwill	717.7	709.4
Other intangible assets, net	696.1	695.4
Deferred income taxes	13.0	12.2
Other non-current assets	76.2	67.7
Total Assets	$2,576.8	$2,655.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$215.5	$266.3
Accrued expenses and other current liabilities	246.8	254.0
Income taxes payable	13.9	11.2
Current portion of long-term debt	178.9	181.5
Total Current Liabilities	655.1	713.0
Long-term debt, net	1,293.7	1,273.3
Deferred income taxes	194.1	195.4
Other non-current liabilities	169.7	171.2
Total Liabilities	2,312.6	2,352.9

Commitments and contingencies—see Note 8

Redeemable non-controlling interest	11.8	12.4

Total Stockholders’ Equity	252.4	290.2
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,576.8	$2,655.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$39.0	$25.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17.6	17.8
Amortization of stock-based compensation	6.1	4.0
Amortization of deferred financing costs	1.8	2.2
Bad debt expense	1.5	1.1
Deferred income taxes	(1.7)	(6.7)
Dividends received from unconsolidated affiliates	2.1	1.9
Equity income in earnings of unconsolidated affiliates	(2.8)	(3.0)
Non-cash interest expense on convertible notes	1.8	1.3
Loss on sale of assets	0.2	0.1
Foreign currency adjustments and other	(1.6)	0.1
Changes in operating assets and liabilities	(82.8)	(50.2)
Net cash used in operating activities	(18.8)	(6.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12.6)	(15.4)
Other	(0.2)	—
Net cash used in investing activities	(12.8)	(15.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	101.5	97.9
Repayments of borrowings under long-term debt obligations	(87.0)	(98.8)
Proceeds from exercise of stock options	3.0	1.6
Excess tax benefit from stock-based compensation	1.2	—
Treasury stock repurchased	(102.0)	(1.1)
Other	0.4	0.2
Net cash used in financing activities	(82.9)	(0.2)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2.3)	4.5
Decrease in cash and cash equivalents	(116.8)	(17.5)
CASH AND CASH EQUIVALENTS, beginning of period	153.9	62.5
CASH AND CASH EQUIVALENTS, end of period	$37.1	$45.0

Supplemental cash flow information:
Cash paid during the period for:
Interest	$5.4	$10.1
Income taxes, net of refunds	18.6	34.4

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

The Company also has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have effective control, and consolidation is not otherwise required. The Company's carrying value in its equity method investments of $14.1 million and $13.6 million at March 31, 2016 and December 31, 2015, respectively, are recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s share of earnings is recorded as equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP" or "GAAP") for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed on February 12, 2016.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

(b) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	March 31,	December 31,
(in millions)	2016	2015
Finished goods	$137.5	$126.7
Work-in-process	13.6	14.0
Raw materials and supplies	63.3	58.5
	$214.4	$199.2

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company had the following activity for sales returns from December 31, 2015 to March 31, 2016:

(in millions)
Balance as of December 31, 2015	$28.5
Amounts accrued	34.2
Returns charged to accrual	(32.8)
Balance as of March 31, 2016	$29.9

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

The Company had the following activity for its accrued warranty expense from December 31, 2015 to March 31, 2016:

(in millions)
Balance as of December 31, 2015	$29.6
Amounts accrued	7.9
Warranties charged to accrual	(8.3)
Balance as of March 31, 2016	$29.2

As of March 31, 2016 and December 31, 2015, $14.2 million and $14.9 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $15.0 million and $14.7 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $24.9 million and $23.3 million as of March 31, 2016 and December 31, 2015, respectively.

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

(g) Derivative Financial Instruments. Derivative financial instruments are used in the normal course of business to manage interest rate and foreign currency exchange risks. The financial instruments used by the Company are straight-forward, non-leveraged instruments. The counterparties to these financial instruments are financial institutions with strong credit ratings. The Company maintains control over the size of positions entered into with any one counterparty and regularly monitors the credit ratings of these institutions. For all transactions designated as hedges, the hedging relationships are formally documented at the inception and on an ongoing basis in offsetting changes in cash flows of the hedged transaction.

The Company records derivative financial instruments on the Condensed Consolidated Balance Sheets as either an asset or liability measured at its fair value. Changes in a derivative's fair value (i.e. unrealized gains or losses) are recorded each period in earnings or other comprehensive loss ("OCL"), depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedging relationship.

For derivative financial instruments that are designated as a hedge, unrealized gains and losses related to the effective portion are either recognized in income immediately to offset the realized gain or loss on the hedged item, or are deferred and reported as a component of accumulated OCL (“AOCL”) in stockholders' equity and subsequently recognized in net income when the hedged item affects net income. The change in fair value of the ineffective portion of a derivative financial instrument is recognized in net income immediately. For derivative instruments that are not designated as hedges, the gain or loss related to the change in fair value is also recorded to net income immediately.

The Company manages a portion of the risk associated with fluctuations in foreign currencies related to intercompany and third party inventory purchases denominated in foreign currencies through foreign exchange forward contracts designated as cash flow hedges. As of March 31, 2016, the Company had foreign exchange forward contracts designated as cash flow hedges to buy U.S. dollars and to sell Canadian dollars with a notional amount outstanding of $81.0 million. These foreign exchange forward contracts have maturities ranging from April 2016 to September 2017. The effectiveness of the cash flow hedge contracts, including time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. The effective portion of the cash flow hedge contracts' gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated OCL until the underlying hedged item is reflected in the Company's accompanying Condensed Consolidated Statements of Income, at which time the effective amount in AOCL is reclassified to cost of sales in the accompanying Condensed Consolidated Statements of Income. The Company expects to reclassify a gain of approximately $1.7 million, net of tax over the next 12 months based on March 31, 2016 exchange rates.

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

(h) Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

effects of tax loss carry forwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which any such change is enacted. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. The Company accounts for uncertain foreign and domestic tax positions utilizing a proscribed recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

(i) Subsequent Events. On April 6, 2016, the Company entered into a senior secured credit agreement ("2016 Credit Agreement") with a syndicate of banks. The 2016 Credit Agreement replaced the prior credit agreement, entered into on December 12, 2012 ("2012 Credit Agreement"). For more information please refer to Note 4, "Debt" in our Condensed Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, that requires lessees to recognize most leases on the balance sheet and provides for expanded disclosures on key information about leasing arrangements. This ASU is effective for interim and annual periods beginning after December 15, 2018, however early adoption is permitted. In transition, entities are required to use a modified retrospective approach for the adoption of the new standard. The Company is currently evaluating this ASU to determine the impact it will have on the Company's Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. When adopting this ASU, entities should use a modified retrospective approach when adopting amendments related to the timing of excess tax benefit recognition, minimum statutory withholding requirements and forfeitures, and a retrospective approach when adopting amendments related to recognition of excess tax benefits and tax deficiencies in the income statement; and entities have the option of using a prospective or a retrospective transition approach when adopting amendments related to the presentation of excess tax benefits on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating this ASU to determine the Company's adoption method and the impact it will have on the Company's Condensed Consolidated Financial Statements.

(3) Goodwill

The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2015	$562.8	$146.6	$709.4
Foreign currency translation adjustments	4.0	4.3	8.3
Balance as of March 31, 2016	$566.8	$150.9	$717.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(4) Debt

Debt for the Company consists of the following:

(in millions, except percentages)	March 31, 2016		December 31, 2015
Debt:	Amount	Rate	Amount	Rate	Maturity Date
Revolver	$33.7	(1)	$—	N/A	March 18, 2018
Term A Facility	396.6	(2)	409.4	(2)	March 18, 2018
Term B Facility	99.0	(3)	100.1	(3)	March 18, 2020
2020 Senior Notes	375.0	6.875%	375.0	6.875%	December 15, 2020
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
8.0% Sealy Notes	112.8	8.0%	111.1	8.0%	July 15, 2016
Capital lease obligations and other	29.1		34.0		Various
Total debt	1,496.2		1,479.6
Less: deferred financing costs	(23.6)		(24.8)
Total debt, net	1,472.6		1,454.8
Less: current portion	(178.9)		(181.5)
Total long-term debt, net	$1,293.7		$1,273.3

(1)	Interest at Base Rate plus applicable margin of 1.50% or LIBOR plus applicable margin of 2.50% as of March 31, 2016.
(2)	Interest at LIBOR plus applicable margin of 1.75% as of March 31, 2016 and 2.00% as of December 31, 2015.
(3)	Interest at LIBOR, subject to a 0.75% floor plus applicable margin of 2.75% as of March 31, 2016 and December 31, 2015.
The Company is in compliance with all applicable covenants as of March 31, 2016.

2016 Credit Agreement

On April 6, 2016, the Company entered into a senior secured credit agreement ("2016 Credit Agreement") with a syndicate of banks. The 2016 Credit Agreement replaced the Company’s 2012 Credit Agreement. The 2016 Credit Agreement provides for a $500.0 million revolving credit facility, a $500.0 million initial term loan facility and a $100.0 million delayed draw term loan facility. At any time, the Company may also elect to request the establishment of one or more incremental term loan facilities and/or increase commitments under the revolving credit facility in an aggregate amount of up to $500.0 million. A portion of the revolving credit facility of up to $250.0 million is available in Canadian Dollars, Pounds Sterling, the Euro and any additional currencies determined by mutual agreement of the Company, the Agent and the lenders under the revolving credit facility. A portion of the revolving credit facility of up to $100.0 million is available for the issuance of letters of credit for the account of the Company and a portion of the revolving credit facility of up to $50.0 million is available for swing line loans to the Company.

Borrowings under the 2016 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the other subsidiary borrowers, at either (i) LIBOR plus the applicable margin or (ii) Base Rate plus the applicable margin. For the revolving credit facility and the initial term loan facility (a) the initial applicable margin for LIBOR advances was 1.75% per annum and the initial applicable margin for Base Rate advances was 0.75% per annum, and (b) thereafter following the delivery of financial statements for the fiscal quarter ending March 31, 2016, such applicable margins are determined by a pricing grid based on the consolidated total net leverage ratio of the Company. Once drawn, the delayed draw term loan facility will have identical pricing to the revolving credit facility and initial term loan facility.

Obligations under the 2016 Credit Agreement are guaranteed by the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions. The 2016 Credit Agreement is secured by a security interest in substantially all of Tempur Sealy International’s and the other subsidiary borrowers’ domestic assets and the domestic assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by a subsidiary guarantor. The 2016 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and short-term other debt. The Company is allowed to subtract from consolidated funded debt an amount equal to 100.0% of the domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of March 31, 2016, domestic qualified cash was $6.3 million and foreign qualified cash was $18.5 million.

The 2016 Credit Agreement contains certain customary negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, transactions with affiliates, use of proceeds, prepayments of certain indebtedness, entry into burdensome agreements and changes to governing documents and other junior financing documents. The 2016 Credit Agreement also contains certain customary affirmative covenants and events of default, including upon a change of control.

The Company is required to pay a commitment fee on the unused portion of the revolving credit facility, which initially will be 0.30% per annum and thereafter following the delivery of financial statements for the fiscal quarter ending March 31, 2016, such fees are determined by a pricing grid based on the consolidated total net leverage ratio of the Company. This unused commitment fee is payable quarterly in arrears and on the date of termination or expiration of the commitments under the revolving credit facility. The Company and the other borrowers also pay customary letter of credit issuance and other fees under the 2016 Credit Agreement.

2012 Credit Agreement

The Company used the proceeds from the 2016 Credit Agreement to repay in full and terminate the 2012 Credit Agreement. The 2012 Credit Agreement initially provided for (i) a revolving credit facility of $350.0 million (the "Revolver"), (ii) a term A facility of $550.0 million (the "Term A Facility") and (iii) a term B facility of $870.0 million (the "Term B Facility").

In conjunction with the repayment of all outstanding borrowings on the 2012 Credit Agreement, the Company will write off approximately $11.0 million of deferred financing costs in the second quarter of 2016.
(5) Fair Value Measurements

The fair value of the foreign exchange forward contracts is calculated using standard industry models based on observable forward points and discount curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts.

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. There were no transfers between levels for the three months ended March 31, 2016 or year ended December 31, 2015. The fair value of our financial instruments which are recorded on a recurring basis at fair value are not material.

Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable, and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2012 Credit Agreement are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair values of the following material financial instruments were based on Level 2 inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. The fair values of material financial instruments are as follows:

	Fair Value
(in millions)	March 31, 2016	December 31, 2015
2020 Senior Notes	$395.2	$393.8
2023 Senior Notes	462.9	453.4
8.0% Sealy Notes	113.8	112.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(6) Stockholder's Equity

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

(b) Treasury Stock. On February 1, 2016, Tempur Sealy International's Board of Directors authorized a new share repurchase authorization of up to $200.0 million of Tempur Sealy International's common stock. During the first quarter of 2016, the Company repurchased 1.7 million shares for approximately $100.0 million under the share repurchase authorization. In addition, the Company acquired 0.1 million and 0.0 million shares upon the vesting of certain performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations in the first quarter of 2016 and 2015, respectively. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or first business day thereafter, resulting in approximately $2.0 million and $1.1 million in treasury stock acquired during the three months ended March 31, 2016 and 2015, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) Accumulated Other Comprehensive Loss ("AOCL"). AOCL consisted of the following:

	Three Months Ended
	March 31,
(in millions)	2016	2015
Foreign Currency Translation
Balance at beginning of period	$(115.4)	$(54.0)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	19.1	(37.6)
Balance at end of period	$(96.3)	$(91.6)

Interest Rate Swap Agreement
Balance at beginning of period	$—	$(0.7)
Other comprehensive income (loss):
Net change from period revaluations:	—	0.7
Tax expense(2)	—	(0.3)
Total other comprehensive income before reclassifications, net of tax	$—	$0.4
Net amount reclassified to earnings (3)	—	(0.5)
Tax benefit (2)	—	0.2
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$(0.3)
Total other comprehensive income	—	0.1
Balance at end of period	$—	$(0.6)

Pensions
Balance at beginning of period	$(1.4)	$(2.4)
Other comprehensive income (loss):
Net change from period revaluations:	—	—
Balance at end of period	$(1.4)	$(2.4)

Foreign Exchange Forward Contracts
Balance at beginning of period	$6.6	$1.3
Other comprehensive (loss) income:
Net change from period revaluations:	(5.0)	3.7
Tax benefit (expense)(2)	1.3	(1.0)
Total other comprehensive (loss) income before reclassifications, net of tax	$(3.7)	$2.7
Net amount reclassified to earnings(4)	(1.6)	(1.9)
Tax benefit(2)	0.4	0.5
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(1.2)	$(1.4)
Total other comprehensive (loss) income	(4.9)	1.3
Balance at end of period	$1.7	$2.6

(1)	In 2016 and 2015, no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision on the accompanying Condensed Consolidated Statements of Income.
(3)	This amount was included in interest expense, net on the accompanying Condensed Consolidated Statements of Income.
(4)	This amount was included in cost of sales, net on the accompanying Condensed Consolidated Statements of Income.
(7) Stock-Based Compensation

The Company’s stock-based compensation expense for the three months ended March 31, 2016 and 2015 included performance-based restricted stock units ("PRSUs"), non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented in the following table.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

	Three Months Ended March 31,
(in millions)	2016	2015
PRSU expense	$2.5	$2.0
Option expense	1.7	1.5
RSU/DSU expense	1.9	0.5
Total stock-based compensation expense	$6.1	$4.0

In the three months ended March 31, 2016, the Company recorded $2.0 million of accelerated amortization associated with executive management transition.

In 2015, the Company granted 1.4 million PRSUs that will vest if the Company achieves more than $650 million of Adjusted EBITDA for 2017 (the "2017 Aspirational Plan PRSUs"). All of the 2017 Aspirational Plan PRSUs will vest in full if the Company achieves Adjusted EBITDA in 2017 greater than $650 million. In addition, if this target is not met in 2017 but the Company achieves more than $650 million in Adjusted EBITDA for 2018, then one-third of the total 2017 Aspirational Plan PRSUs will vest, and the remaining 2017 Aspirational Plan PRSUs will be forfeited. If the Company does not achieve more than $650 million of Adjusted EBITDA in either 2017 or 2018, then all of the 2017 Aspirational Plan PRSUs will be forfeited. Adjusted EBITDA is defined as the Company’s “Consolidated EBITDA” as such term is defined in the Company’s 2012 Credit Agreement.

The Company did not record any stock-based compensation expense related to the 2017 Aspirational Plan PRSUs during the the three months ended March 31, 2016, as it is not considered probable that the Company will achieve the specified performance target as of December 31, 2017 or December 31, 2018. The Company will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for 2017 is $101.1 million, which would be expensed over the service period if it becomes probable of achieving the performance condition.
(8) Commitments and Contingencies

(a) Alvin Todd, and Henry and Mary Thompson, individually and on behalf of all others similarly situated, Plaintiffs v. Tempur Sealy International, Inc., formerly known as Tempur-Pedic International, Inc. and Tempur-Pedic North America, LLC, Defendants; filed October 25, 2013

On October 25, 2013, a suit was filed against Tempur Sealy International and one of its domestic subsidiaries in the United States District Court for the Northern District of California, purportedly on behalf of a proposed class of “consumers” as defined by Cal. Civ. Code § 1761(d) who purchased, not for resale, a Tempur-Pedic mattress or pillow in the State of California. On November 19, 2013, the Company was served for the first time in the case but with an amended petition adding additional class representatives for additional states. The purported classes seek certification of claims under applicable state laws.

The complaint alleges that the Company engaged in unfair business practices, false advertising, and misrepresentations or omissions related to the sale of certain products. The plaintiffs seek restitution, injunctive relief and all other relief allowed under applicable state laws, interest, attorneys’ fees and costs. The purported classes do not seek damages for physical injuries. The Company believes the case lacks merit and intends to defend against the claims vigorously. The Court was scheduled to consider class certification motions in the fourth quarter of 2015; however, the plaintiffs filed a Motion to Amend the Complaint, at which time the Company filed a Motion to Dismiss the Amended Complaint. A hearing on the Motion to Dismiss was held January 28, 2016 and the Court denied in part and granted in part the Company’s Motion to Dismiss, allowing certain claims to proceed. The outcome of this case remains uncertain. As a result, the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that this matter will not have a material adverse effect on the Company’s financial position or results of operations.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(b) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with New Jersey Department of Environmental Protection approval, and the Company has installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company does not believe this matter is material to the Company's financial statements.

The Company has also undertaken a remediation of soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Energy and Environmental Protection (“DEEP”) approval of the remediation plan. In 2012, the Company submitted separate closure reports to the Connecticut DEEP for the lower portion of the site and the upper portion of the site.  The Connecticut DEEP approved the Company’s closure report for the upper portion of the site and also gave conditional approval to the Company’s closure report for the lower portion of the site.  The Company is continuing to work with the Connecticut DEEP and is performing additional testing to obtain closure for the lower portion of the site. The Company does not believe the contamination on this site is attributable to the Company’s operations, nor that it will have a material effect on the Company's financial statements.

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

(c) Income Tax Assessments. We have received income tax assessments from the Danish Tax Authority ("SKAT") with respect to the tax years 2001 through 2008 relating to the royalty paid by certain of Tempur Sealy International’s U.S. subsidiaries to a Danish subsidiary. For more information please refer to Note 9, “Income Taxes” in our Condensed Consolidated Financial Statements.

(d) Other. The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.
(9) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 was 30.7% and 29.2%, respectively. The Company’s income tax rate for the three months ended March 31, 2016 and 2015 differed from the U.S. federal statutory rate of 35.0% principally due to certain foreign income tax rate differentials, state and local income taxes, the production activities deduction, certain other permanent differences and changes in the Company’s uncertain tax positions.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The cumulative total tax assessment at March 31, 2016 for all years for which an assessment has been received (2001 - 2008) is approximately Danish Krone ("DKK") 1,479.0 million, including interest and penalties ($224.4 million, based on the DKK to USD exchange rate on March 31, 2016). The cumulative total tax assessment at December 31, 2015 for all years for which an assessment had been received up through that date (2001 - 2008) including interest and penalties was approximately DKK 1,363.1 million ($199.6 million, based on the DKK to USD exchange rate on December 31, 2015). If SKAT continues to issue assessments for each year not currently assessed, the Company expects the aggregate assessments for such years (2009 - 2015) to be in excess of the amounts described above as assessed for the years 2001 - 2008.

From June 2012 through March 31, 2016, SKAT withheld Value Added Tax refunds otherwise owed to the Company, pending resolution of this matter. Total withheld refunds at March 31, 2016 and December 31, 2015 are approximately $30.0 million and $26.0 million, respectively. These amounts are included as a receivable within other non-current assets in the accompanying Condensed Consolidated Balance Sheets.

In April 2016, the Company and its advisors met with SKAT to continue the discussion initiated during a meeting with SKAT in November 2015. The purpose of the April 2016 meeting was to continue to develop a framework to resolve this matter through a negotiated settlement. The Company and SKAT have agreed to continue negotiations to resolve the matter.

The Company's case is pending before the Danish National Tax Tribunal (the "Tribunal"), the appellate division of SKAT. During the fourth quarter of 2015 the Company and its third-party advisors prepared an additional analysis of the Company’s positions related to this matter. Further, the Company also evaluated the increased risk of tax litigation in Denmark. The Company had updated its analysis of this uncertain tax position at December 31, 2015 and recorded a change in estimate to increase the uncertain tax liability for this item by approximately $59.7 million, from $18.9 million recorded at December 31, 2014 to $78.6 million recorded at December 31, 2015. The amount of the uncertain tax liability for this matter remains at $78.6 million at March 31, 2016. The uncertain tax liability reflects the Company’s best judgment of the facts, circumstances and information available through March 31, 2016.

If the Company is not successful in defending its position before the Tribunal or in the Danish courts or in negotiating a mutually acceptable settlement, there is significant risk that the Company could be required to pay significant amounts to SKAT in excess of any related reserve. Such an outcome could have a material adverse impact on the Company’s profitability and liquidity. In addition, prior to any ultimate resolution of this issue before the Tribunal or the Danish courts, based on a change in facts and circumstances, the Company may be required to further increase its uncertain tax liability associated with this matter, which could have a material impact on the Company's reported earnings.

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at March 31, 2016 and December 31, 2015 would be $67.9 and $67.7 million (exclusive of interest and penalties), respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. It is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, including the Danish tax matter, or the expiration of applicable statute of limitations; however, the Company is not able to estimate the impact of these items at this time. There were no significant changes to the liability for unrecognized tax benefits during the three months ended March 31, 2016.
(10) Major Customers

On February 5, 2016, Mattress Firm Holding Corp. ("Mattress Firm") acquired all of the outstanding equity interests in HMK Mattress Holdings, LLC ("Sleepy’s"). Sleepy’s has historically been one of the Company's top five customers and, as a result of this acquisition, the combined companies represented 20.8% and 22.2% of the Company's sales for the three months ended March 31, 2016 and 2015, respectively. Net sales from this customer are included in the North America segment. The top five customers, including the impact of the Mattress Firm acquisitions, accounted for approximately 40.6%, and 41.2% of the Company’s sales for the three months ended March 31, 2016 and 2015, respectively. The top five customers, including the impact of the Mattress Firm acquisitions, accounted for approximately 37.8% and 37.7% of accounts receivable as of March 31, 2016 and December 31, 2015, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(11) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International. As presented on the Company's Condensed Consolidated Statement of Income, the Company has included the effect of the $1.0 million Comfort Revolution redemption value adjustment, net of tax, for the three months ended March 31, 2015 in net income attributable to Tempur Sealy International, Inc. below. As of March 31, 2016, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary.

	Three Months Ended
	March 31,
(in millions, except per common share amounts)	2016	2015
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$39.6	$23.4

Denominator:
Denominator for basic earnings per common share-weighted average shares	62.0	60.9
Effect of dilutive securities:
Employee stock-based compensation	0.6	1.3
Denominator for diluted earnings per common share-adjusted weighted average shares	62.6	62.2

Basic earnings per common share	$0.64	$0.38

Diluted earnings per common share	$0.63	$0.38

The Company excluded 0.5 million and 0.3 million shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2016 and 2015, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.
(12) Business Segment Information

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes total assets by segment:

	March 31,	December 31,
(in millions)	2016	2015
North America	$2,498.0	$2,533.1
International	488.0	477.1
Corporate	657.3	775.0
Inter-segment eliminations	(1,066.5)	(1,129.7)
Total assets	$2,576.8	$2,655.5

     The following table summarizes property, plant and equipment, net by segment:

	March 31,	December 31,
(in millions)	2016	2015
North America	$238.7	$239.2
International	56.2	54.8
Corporate	70.0	67.7
Total property, plant and equipment, net	$364.9	$361.7

The following table summarizes segment information for the three months ended March 31, 2016:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$554.4	$113.1	$—	$—	$667.5
Other sales	25.6	27.9	—	—	53.5
Net sales	580.0	141.0	—	—	721.0

Inter-segment sales	$1.2	$0.1	$—	$(1.3)	$—
Inter-segment royalty expense (income)	1.7	(1.7)	—	—	—
Gross profit	214.5	76.5	—	—	291.0
Operating income (loss)	77.3	27.3	(27.9)	—	76.7
Income (loss) before income taxes	77.0	24.4	(45.1)	—	56.3

Depreciation and amortization(1)	$10.4	$3.8	$9.5	$—	$23.7
Capital expenditures	5.6	2.3	4.7	—	12.6

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information for the three months ended March 31, 2015:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$558.6	$117.1	$—	$—	$675.7
Other sales	35.5	28.3	—	—	63.8
Net sales	594.1	145.4	—	—	739.5

Inter-segment sales	$1.7	$0.1	$—	$(1.8)	$—
Inter-segment royalty expense (income)	1.5	(1.5)	—	—	—
Gross profit	203.1	75.6	—	—	278.7
Operating income (loss)	57.9	25.3	(28.8)	—	54.4
Income (loss) before income taxes	56.5	25.3	(46.5)	—	35.3

Depreciation and amortization(1)	$10.6	$4.0	$7.2	$—	$21.8
Capital expenditures	8.2	2.1	5.1	—	15.4

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

	March 31,	December 31,
(in millions)	2016	2015
United States	$301.6	$300.1
Canada	7.2	6.8
Other International	56.1	54.8
Total property, plant and equipment, net	$364.9	$361.7
Total International	$63.3	$61.6

The following table summarizes net sales by geographic region:

	Three Months Ended
	March 31,
(in millions)	2016	2015
United States	$537.1	$547.7
Canada	42.9	46.4
Other International	141.0	145.4
Total net sales	$721.0	$739.5
Total International	$183.9	$191.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(13) Guarantor/Non-Guarantor Financial Information

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

The following financial information presents the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2016 and 2015, the Supplemental Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended March 31, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$550.7	$184.1	$(13.8)	$721.0
Cost of sales	—	348.4	95.4	(13.8)	430.0
Gross profit	—	202.3	88.7	—	291.0
Selling and marketing expenses	1.8	102.1	46.2	—	150.1
General, administrative and other expenses	4.8	50.9	16.0	—	71.7
Equity income in earnings of unconsolidated affiliates	—	—	(2.8)	—	(2.8)
Royalty income, net of royalty expense	—	(4.7)	—	—	(4.7)
Operating (loss) income	(6.6)	54.0	29.3	—	76.7

Other expense, net:
Third party interest expense, net	20.0	0.8	0.6	—	21.4
Intercompany interest (income) expense, net	(1.1)	—	1.1	—	—
Interest expense, net	18.9	0.8	1.7	—	21.4
Other (income) expense, net	—	(1.7)	0.7	—	(1.0)
Total other expense (income), net	18.9	(0.9)	2.4	—	20.4

Income from equity investees	56.5	22.0	—	(78.5)	—

Income before income taxes	31.0	76.9	26.9	(78.5)	56.3
Income tax benefit (provision)	8.0	(20.4)	(4.9)	—	(17.3)
Net income before non-controlling interest	39.0	56.5	22.0	(78.5)	39.0
Less: Net loss attributable to non-controlling interest	(0.6)	(0.6)	—	0.6	(0.6)
Net income attributable to Tempur Sealy International, Inc.	$39.6	$57.1	$22.0	$(79.1)	$39.6

Comprehensive income attributable to Tempur Sealy International, Inc.	$53.8	$57.3	$45.2	$(102.5)	$53.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended March 31, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$558.9	$192.9	$(12.3)	$739.5
Cost of sales	—	367.6	105.5	(12.3)	460.8
Gross profit	—	191.3	87.4	—	278.7
Selling and marketing expenses	0.8	105.5	47.5	—	153.8
General, administrative and other expenses	3.6	57.6	16.5	—	77.7
Equity income in earnings of unconsolidated affiliates	—	—	(3.0)	—	(3.0)
Royalty income, net of royalty expense	—	(4.2)	—	—	(4.2)
Operating (loss) income	(4.4)	32.4	26.4	—	54.4

Other expense, net:
Third party interest expense, net	6.7	13.1	0.6	—	20.4
Intercompany interest expense (income), net	8.2	(8.9)	0.7	—	—
Interest expense, net	14.9	4.2	1.3	—	20.4
Other income, net	—	(0.1)	(1.2)	—	(1.3)
Total other expense, net	14.9	4.1	0.1	—	19.1

Income from equity investees	37.5	20.9	—	(58.4)	—

Income before income taxes	18.2	49.2	26.3	(58.4)	35.3
Income tax benefit (provision)	6.8	(11.7)	(5.4)	—	(10.3)
Net income before non-controlling interest	25.0	37.5	20.9	(58.4)	25.0
Less: Net income attributable to non-controlling interest	1.6	1.6	—	(1.6)	1.6
Net income attributable to Tempur Sealy International, Inc.	$23.4	$35.9	$20.9	$(56.8)	$23.4

Comprehensive (loss) income attributable to Tempur Sealy International, Inc.	$(12.8)	$36.1	$(18.3)	$(17.8)	$(12.8)

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
March 31, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$6.3	$30.8	$—	$37.1
Accounts receivable, net	—	239.0	145.7	—	384.7
Inventories, net	—	154.6	59.8	—	214.4
Income taxes receivable	202.5	—	—	(202.5)	—
Prepaid expenses and other current assets	0.8	47.9	24.0	—	72.7
Total Current Assets	203.3	447.8	260.3	(202.5)	708.9
Property, plant and equipment, net	—	301.6	63.3	—	364.9
Goodwill	—	501.3	216.4	—	717.7
Other intangible assets, net	—	609.7	86.4	—	696.1
Deferred income taxes	15.7	—	13.0	(15.7)	13.0
Other non-current assets	—	27.0	49.2	—	76.2
Net investment in subsidiaries	2,059.8	—	—	(2,059.8)	—
Due from affiliates	451.3	1,772.6	2.7	(2,226.6)	—
Total Assets	$2,730.1	$3,660.0	$691.3	$(4,504.6)	$2,576.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$165.2	$50.3	$—	$215.5
Accrued expenses and other current liabilities	20.9	157.8	68.1	—	246.8
Income taxes payable	—	212.9	3.5	(202.5)	13.9
Current portion of long-term debt	—	170.5	8.4	—	178.9
Total Current Liabilities	20.9	706.4	130.3	(202.5)	655.1
Long-term debt, net	812.5	481.2	—	—	1,293.7
Deferred income taxes	—	187.1	22.7	(15.7)	194.1
Other non-current liabilities	—	164.8	4.9	—	169.7
Due to affiliates	1,632.5	60.7	592.4	(2,285.6)	—
Total Liabilities	2,465.9	1,600.2	750.3	(2,503.8)	2,312.6

Redeemable non-controlling interest	11.8	11.8	—	(11.8)	11.8

Total Stockholders’ Equity	252.4	2,048.0	(59.0)	(1,989.0)	252.4
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,730.1	$3,660.0	$691.3	$(4,504.6)	$2,576.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
December 31, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$121.8	$32.1	$—	$153.9
Accounts receivable, net	—	231.9	147.5	—	379.4
Inventories, net	—	145.3	53.9	—	199.2
Income taxes receivable	193.1	—	—	(193.1)	—
Prepaid expenses and other current assets	—	43.5	33.1	—	76.6
Total Current Assets	193.1	542.5	266.6	(193.1)	809.1
Property, plant and equipment, net	—	300.1	61.6	—	361.7
Goodwill	—	501.4	208.0	—	709.4
Other intangible assets, net	—	612.9	82.5	—	695.4
Deferred income taxes	16.0	—	12.2	(16.0)	12.2
Other non-current assets	—	23.3	44.4	—	67.7
Net investment in subsidiaries	1,960.5	—	—	(1,960.5)	—
Due from affiliates	548.1	1,655.3	4.8	(2,208.2)	—
Total Assets	$2,717.7	$3,635.5	$680.1	$(4,377.8)	$2,655.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$212.2	$54.1	$—	$266.3
Accrued expenses and other current liabilities	1.4	183.8	68.8	—	254.0
Deferred income taxes	—	—	—	—	—
Income taxes payable	—	196.0	8.3	(193.1)	11.2
Current portion of long-term debt	—	168.7	12.8	—	181.5
Total Current Liabilities	1.4	760.7	144.0	(193.1)	713.0
Long-term debt, net	811.9	461.4	—	—	1,273.3
Deferred income taxes	—	189.8	21.6	(16.0)	195.4
Other non-current liabilities	—	166.6	4.6	—	171.2
Due to affiliates	1,601.8	96.5	604.9	(2,303.2)	—
Total Liabilities	2,415.1	1,675.0	775.1	(2,512.3)	2,352.9

Redeemable non-controlling interest	12.4	12.4	—	(12.4)	12.4

Total Stockholders’ Equity	290.2	1,948.1	(95.0)	(1,853.1)	290.2
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,717.7	$3,635.5	$680.1	$(4,377.8)	$2,655.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(1.3)	$(37.4)	$19.9	$—	$(18.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(10.2)	(2.4)	—	(12.6)
Other	—	(0.2)	—	—	(0.2)
Net cash used in investing activities	—	(10.4)	(2.4)	—	(12.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	96.3	5.2	—	101.5
Repayments of borrowings under long-term debt obligations	—	(76.5)	(10.5)	—	(87.0)
Net activity in investment in and advances from (to) subsidiaries and affiliates	99.1	(86.9)	(12.2)		—
Proceeds from exercise of stock options	3.0	—	—	—	3.0
Excess tax benefit from stock-based compensation	1.2	—	—	—	1.2
Treasury stock repurchased	(102.0)	—	—	—	(102.0)
Other	—	(0.6)	1.0	—	0.4
Net cash provided by (used in) financing activities	1.3	(67.7)	(16.5)	—	(82.9)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2.3)	—	(2.3)
Decrease in cash and cash equivalents	—	(115.5)	(1.3)	—	(116.8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	121.8	32.1	—	153.9
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$6.3	$30.8	$—	$37.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(13.5)	$10.4	$(3.3)	$—	$(6.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(13.1)	(2.3)	—	(15.4)
Net cash used in investing activities	—	(13.1)	(2.3)	—	(15.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	93.5	4.4	—	97.9
Repayments of borrowings under long-term debt obligations	—	(98.8)	—	—	(98.8)
Net activity in investment in and advances from (to) subsidiaries and affiliates	12.6	(1.4)	(11.2)	—	—
Proceeds from exercise of stock options	1.6	—	—	—	1.6
Treasury stock repurchased	(1.1)	—	—	—	(1.1)
Other	—	(0.4)	0.6	—	0.2
Net cash provided by (used in) financing activities	13.1	(7.1)	(6.2)	—	(0.2)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	4.5	—	4.5
Decrease in cash and cash equivalents	(0.4)	(9.8)	(7.3)	—	(17.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0.4	25.5	36.6	—	62.5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$15.7	$29.3	$—	$45.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the Annual Report, and accompanying Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our strategy, our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" and "Risk Factors" elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three months ended March 31, 2016, including the following topics:

•	an overview of our business;

•	factors impacting results of operations;

•	results of operations including our net sales and costs in the periods presented as well as changes between periods;

•	expected sources of liquidity for future operations; and

•	our use of certain non-GAAP financial measures.

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

Segments

We operate in two segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S. and Canada. Our International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America. We evaluate segment performance based on net sales, gross profit and operating income.

Factors That Could Impact Results of Operations

Please refer to "Risk Factors", under ITEM 1A of Part II and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Results of Operations" included in ITEM 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the factors that could impact our future results of operations.

Results of Operations

A summary of our results for the three months ended March 31, 2016 include:

•
Total net sales decreased 2.5% to $721.0 million from $739.5 million in the first quarter of 2015. On a constant currency basis, which is a non-GAAP financial measure, total net sales were flat, with a decrease of 1.6% in the North America segment and an increase of 5.9% in the International segment.

•	Gross margin was 40.4% as compared to 37.7% in the first quarter of 2015. Adjusted gross margin, which is a non-GAAP financial measure, was 40.4% as compared to 38.5% in the first quarter of 2015.

•
Operating income increased 41.0% to $76.7 million as compared to $54.4 million in the first quarter of 2015. Operating income included $3.0 million of additional costs related to executive management transition and $0.9 million of integration costs. Operating income in the first quarter of 2015 included $11.7 million of integration costs and $2.1 million of additional costs related to the Company's 2015 Annual Meeting. Adjusted operating income, which is a non-GAAP financial measure, increased 18.2% to $80.6 million, or 11.2% of net sales, as compared to $68.2 million, or 9.2% of net sales, in the first quarter of 2015.

•
Earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, increased 34.4% to $102.0 million as compared to $75.9 million for the first quarter of 2015. Adjusted EBITDA, which is a non-GAAP financial measure, increased 14.9% to $104.0 million as compared to $90.5 million in the first quarter of 2015.

•
Net income increased 69.2% to $39.6 million as compared to $23.4 million in the first quarter of 2015. Adjusted net income, which is a non-GAAP financial measure, increased 24.0% to $42.3 million as compared to $34.1 million in the first quarter of 2015.

•
EPS was $0.63 as compared to $0.38 in the first quarter of 2015. Adjusted EPS, which is a non-GAAP financial measure, increased 23.6% to $0.68 as compared to adjusted EPS of $0.55 in the first quarter of 2015. On a constant currency basis, adjusted EPS increased 25.5%.

For a discussion and reconciliation of all non-GAAP financial measures as discussed above to the corresponding GAAP financial results, refer to the non-GAAP financial information set forth below under the heading "Non-GAAP Financial Information."

We may refer to net sales or earnings or other historical financial information on a “constant currency basis,” which is a non-GAAP financial measure. These references to constant currency basis do not include operational impacts that could result from fluctuations in foreign currency rates. To provide information on a constant currency basis, the applicable financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Constant currency information is not recognized under U.S. GAAP, and it is not intended as an alternative to U.S. GAAP measures. Refer to ITEM 3 under Part I of this Report.

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended March 31,
(in millions, except per share amounts)	2016		2015
Net sales	$721.0	100.0%	$739.5	100.0%
Cost of sales	430.0	59.6	460.8	62.3
Gross profit	291.0	40.4	278.7	37.7
Selling and marketing expenses	150.1	20.8	153.8	20.8
General, administrative and other expenses	71.7	9.9	77.7	10.5
Equity income in earnings of unconsolidated affiliates	(2.8)	(0.3)	(3.0)	(0.4)
Royalty income, net of royalty expense	(4.7)	(0.6)	(4.2)	(0.6)
Operating income	76.7	10.6	54.4	7.4

Other expense, net:
Interest expense, net	21.4	3.0	20.4	2.8
Other income, net	(1.0)	(0.2)	(1.3)	(0.2)
Total other expense, net	20.4	2.8	19.1	2.6

Income before income taxes	56.3	7.8	35.3	4.8
Income tax provision	(17.3)	(2.4)	(10.3)	(1.4)
Net income before non-controlling interest	39.0	5.4	25.0	3.4
Less: Net (loss) income attributable to non-controlling interest(1)	(0.6)	(0.1)	1.6	0.2
Net income attributable to Tempur Sealy International, Inc.	$39.6	5.5%	$23.4	3.2%

Earnings per common share:
Basic	$0.64		$0.38
Diluted	$0.63		$0.38

Weighted average common shares outstanding:
Basic	62.0		60.9
Diluted	62.6		62.2

(1)
(Loss) income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended March 31, 2016 and 2015 represented $(0.6) million and $0.6 million, respectively. As of March 31, 2015, the redemption value exceeded the accumulated earnings of the Company's redeemable non-controlling interest in Comfort Revolution, LLC. Accordingly, the Company's net income for the three months ended March 31, 2015 includes a $1.0 million adjustment, net of tax, to adjust the carrying value of redeemable non-controlling interest to its redemption value. As of March 31, 2016, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary.

NET SALES

	Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
(in millions)	Consolidated		North America		International
Net sales by channel
Retail channel	$649.6	$676.1	$549.3	$569.8	$100.3	$106.3
Other channel	71.4	63.4	30.7	24.3	40.7	39.1
Total net sales	$721.0	$739.5	$580.0	$594.1	$141.0	$145.4

Net sales by product
Bedding	$667.5	$675.7	$554.4	$558.6	$113.1	$117.1
Other products	53.5	63.8	25.6	35.5	27.9	28.3
Total net sales	$721.0	$739.5	$580.0	$594.1	$141.0	$145.4

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Net sales decreased 2.5%, and on a constant currency basis net sales were relatively flat. The decrease in net sales was driven by:

•
North America net sales decreased 2.4%. On a constant currency basis, net sales decreased approximately 1.6%. In the first quarter of 2016, net sales declined as the North American bedding market performed below expectations and the scope of our product launch transitions impacted net sales. Net sales of Bedding products decreased $4.2 million, or 0.8%, primarily as a result of a decrease in sales of our Sealy brand products as we transitioned to new products in the first quarter of 2016. Our Tempur brand Bedding products increased slightly as compared to the first quarter of 2015, due primarily to the success of new product introductions. Net sales of Other products decreased $9.9 million, or 27.9%, primarily as a result of a decline in net sales through our U.S. joint venture, which is focused on value accessory sales. Canada net sales decreased 7.5% due to unfavorable foreign exchange rates. On a constant currency basis, Canada net sales increased 2.6%.

•
International net sales decreased 3.0% due to unfavorable foreign exchange rates. On a constant currency basis, International net sales increased approximately 5.9%, primarily due to growth in Latin America and Asia-Pacific. Growth in International was driven by an increase in net sales of our Sealy products in Latin America as we continued to expand distribution. Additionally, direct sales of our Tempur products grew significantly. On a constant currency basis, International Other channel sales increased 18.2%.

GROSS PROFIT

	Three Months Ended March 31,
	2016		2015
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$214.5	37.0%	$203.1	34.2%	2.8%
International	76.5	54.3%	75.6	52.0%	2.3%
Consolidated gross margin	$291.0	40.4%	$278.7	37.7%	2.7%

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

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Gross margin increased 270 basis points. The increase was primarily driven by 250 basis points of operational improvements, including sourcing improvements and decreased commodity costs. In addition, gross margin improved 80 basis points due to a significant decrease in expenses related to the transition of manufacturing and distribution facilities. Gross margin also improved due to pricing actions and channel mix. These factors were partially offset by product mix, as well as unfavorable discounts on new product introductions of 140 basis points, as our product introductions in the first quarter of 2016 were more significant than for 2015.

•
North America gross margin increased 280 basis points. The increase was driven primarily by 290 basis points of operational improvements, including sourcing improvements and decreased commodity costs. In addition, gross margin improved 90 basis points due to a significant decrease in expenses related to the transition of manufacturing and distribution facilities. Gross margin also improved 60 basis points due to pricing actions. These factors were partially offset by product mix and unfavorable discounts on new product introductions of 150 basis points, as our product introductions in the first quarter of 2016 were more significant than for 2015.

•
International gross margin increased 230 basis points. The increase was driven primarily by 180 basis points of operational improvements. In addition, gross margin improved 130 basis points due to channel mix, as we expand distribution through more profitable direct-to-consumer channels. These factors were partially offset by an increase in net sales of Sealy products sold in our International segment relative to net sales of Tempur products, which negatively impacted gross margin by 80 basis points. As sales of our Sealy products increase relative to sales of our Tempur products, our gross margins will be negatively impacted.

OPERATING EXPENSES

	Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$77.0	$80.8	$66.1	$70.1	$10.9	$10.7	$—	$—
Other selling and marketing expenses	73.1	73.0	41.1	40.9	30.2	31.2	1.8	0.9
General, administrative and other expenses	71.7	77.7	31.8	36.1	13.6	13.6	26.3	28.0
Total operating expenses	$221.8	$231.5	$139.0	$147.1	$54.7	$55.5	$28.1	$28.9

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

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Operating expenses decreased $9.7 million or 4.2%, and decreased slightly as a percentage of net sales. In the second half of 2015, we took actions to reduce our overhead expenses. We expect the impact of these headcount reductions and international store closures will reduce our overall operating expenses by approximately $3.5 million per quarter in 2016 as compared to 2015. The primary drivers of changes in operating expenses by segment are explained below.

•
North America advertising expenses decreased $4.0 million, or 5.7%, and decreased slightly as a percentage of net sales. The decrease in advertising expenses is a result of a decrease in our retail cooperative advertising programs, partially offset by an increase in direct advertising. Additionally, general, administrative and other expenses decreased $4.3 million, or 11.9%, primarily as a result of a $2.7 million decrease in integration costs and reduced operating expenses as a result of headcount reductions in the second half of 2015.

•	International operating expenses remained relatively flat and increased slightly as a percentage of net sales.

•
Corporate operating expenses decreased $0.8 million, or 2.8%. Integration expenses decreased $1.3 million in the first quarter of 2016 as compared to 2015. In the first quarter of 2016, we incurred $3.0 million of executive management transition expenses. In the first quarter of 2015, we incurred $2.1 million of additional costs related to our 2015 Annual Meeting.

OPERATING INCOME

	Three Months Ended March 31,
	2016		2015
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$77.3	13.3%	$57.9	9.7%	3.6%
International	27.3	19.4%	25.3	17.4%	2.0%
	104.6		83.2
Corporate expenses	(27.9)		(28.8)
Total operating income	$76.7	10.6%	$54.4	7.4%	3.2%

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Consolidated operating income increased $22.3 million and operating margin improved 320 basis points. The increase was driven by:

•
North America operating income increased $19.4 million and operating margin improved 360 basis points. The improvement in operating margin was primarily driven by improved gross margin of 280 basis points and improved operating expense leverage of 80 basis points.

•
International operating income increased $2.0 million and operating margin improved 200 basis points. The improvement in operating margin was primarily driven by improved gross margin of 230 basis points, offset slightly by an increase in advertising expenses as a percentage of net sales.

INTEREST EXPENSE, NET

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	% Change
Interest expense, net	$21.4	$20.4	4.9%

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Interest expense, net, increased $1.0 million, or 4.9%. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

INCOME TAX PROVISION

	Three Months Ended March 31,
(in millions, except percentages)	2016	2015	% Change
Income tax provision	$17.3	$10.3	68.0%
Effective tax rate	30.7%	29.2%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Our income tax provision increased $7.0 million due to an increase of income before income taxes, and our effective tax rate increased 1.5 percentage points. For the three months ended March 31, 2016 and 2015, there were no material non-recurring items that impacted the effective tax rate in each period, respectively.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of share repurchases, payments of principal and interest on our debt facilities, capital expenditures and working capital needs. As of March 31, 2016, we had working capital of $53.8 million, including cash and cash equivalents of $37.1 million, as compared to working capital of $96.1 million including $153.9 million in cash and cash equivalents as of December 31, 2015.

The decrease in working capital was primarily driven by a decrease in cash and cash equivalents, as we funded our share repurchase program and operating capital needs. This was partially offset by decreases in accounts payable and accrued expenses and other current liabilities, as well as increases in inventories and accounts receivable. Accounts payable decreases are driven primarily by the timing of payments to vendors. Accrued expenses and other current liabilities decreases are primarily driven by the funding of employee compensation and customer incentive programs based on 2015 results. Inventory increased primarily due to the build-up associated with new product introductions in 2016. Accounts receivable increases are driven primarily by net sales, in addition to timing of customer collections.

The table below presents net cash used in operating, investing and financing activities for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2016	2015
Net cash used in:
Operating activities	$(18.8)	$(6.4)
Investing activities	(12.8)	(15.4)
Financing activities	(82.9)	(0.2)

Cash used in operating activities increased $12.4 million in the first quarter of 2016 as compared to the first quarter of 2015. The increase in cash flow used in operating activities was primarily the result of increases in cash used by operating assets and liabilities, driven primarily by foreign exchange volatility in the first quarter of 2016 as compared to the first quarter of 2015. This was offset by an increase in net income before non-controlling interest.

Cash used in investing activities decreased $2.6 million in the first quarter of 2016 as compared to the first quarter of 2015. The decrease in cash used in investing activities is due to a decrease in capital expenditures, which is primarily due to the phasing of planned capital projects.

Cash used in financing activities increased $82.7 million in the first quarter of 2016 as compared to the first quarter of 2015. In the first quarter of 2016, we purchased 1.7 million shares of our common stock for a total cost of $100.0 million.

Capital Expenditures

Capital expenditures totaled $12.6 million and $15.4 million for the three months ended March 31, 2016 and 2015, respectively. We currently expect our 2016 capital expenditures to be approximately $75.0 million, which relate to continued strategic investments that we believe will support our future plans.

Debt Service

Our debt increased to $1,496.2 million as of March 31, 2016 from $1,479.6 million as of December 31, 2015. Total debt under our 2012 Credit Agreement increased $19.8 million. After giving effect to letters of credit outstanding of $18.8 million, total availability under the revolver was $297.5 million as of March 31, 2016. Refer to Note 4, "Debt", in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for further discussion of our debt and applicable interest rates.

On April 6, 2016, we completed the 2016 Credit Agreement, which provides for (i) a $500.0 million revolving credit facility, (ii) a $500.0 million term loan facility and (iii) a $100.0 million delayed draw term loan facility. The Company used $500.0 million of the proceeds under the term loan facility and approximately $27.8 million of the proceeds under the revolving credit facility to repay in full the 2012 Credit Agreement and to pay certain transaction fees and expenses incurred in connection with the 2016 Credit Agreement. As of April 6, 2016, the terms of the 2016 Credit Agreement replaced the terms of the 2012 Credit Agreement.

As of March 31, 2016, our ratio of consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2016 Credit Agreement was 3.18 times, which is within the terms of the financial covenants by quarter for the maximum consolidated total net leverage ratio as set forth in the 2016 Credit Agreement, which limits this ratio to 5.00 times. As of March 31, 2016, we were in compliance with all of the financial covenants in our debt agreements.

Our debt agreements contain certain covenants that limit restricted payments, including share repurchases and dividends.  The 2016 Credit Agreement and 2023 Senior Notes contain similar limitations which, subject to other conditions, allow unlimited restricted payments at times when the ratio of consolidated funded debt less qualified cash to adjusted EBITDA remains below 3.5 times. In addition, both agreements permit limited restricted payments under certain conditions when the ratio of consolidated funded debt less qualified cash to adjusted EBITDA is above 3.5 times. The limit on restricted payments under the 2016 Credit Agreement and 2023 Senior Notes is in part determined by a basket that grows at 50% of adjusted net income each quarter, reduced by restricted payments that are not otherwise permitted. Our 2020 Senior Notes also permit limited restricted payments, subject to other conditions, as determined by a basket that grows at 50% of GAAP net income each quarter, reduced by restricted payments that are not otherwise permitted.

For additional information, refer to "Non-GAAP Financial Information" below for the calculation of the ratio of consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2016 Credit Agreement. Both consolidated funded debt and EBITDA in accordance with the Company's 2016 Credit Agreement are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted gross profit, adjusted gross margin, adjusted operating income (expense), adjusted operating margin, EBITDA, adjusted EBITDA, consolidated funded debt and consolidated funded debt less qualified cash, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income and earnings per share as a measure of operating performance or total debt. We believe that the use of these non-GAAP financial measures provide investors with additional useful information with respect to the impact of various costs associated with the acquisition of Sealy Corporation in 2013 ("Sealy Acquisition") and the exclusion of other costs. We believe that exclusion of these items assists in providing a more complete understanding of our underlying results from continuing operations and trends, and management uses these measures along with the corresponding GAAP financial measures to manage our business, to evaluate our performance compared to prior periods and the marketplace, and to establish operational goals. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. For more information about these non-GAAP measures and reconciliation to the nearest GAAP measure, please refer to the reconciliations on the following pages.

Key Highlights

(in millions, except percentages and per common share amounts)	Three Months Ended		% Change	% Change Constant Currency(1)
	March 31, 2016	March 31, 2015
Net sales	$721.0	$739.5	(2.5)%	(0.1)%
Adjusted EBITDA(1)	104.0	90.5	14.9%	16.7%
Adjusted EPS(1)	$0.68	$0.55	23.6%	25.5%

(1)	Non-GAAP financial measure. Please refer to the reconciliations on the following tables.

Adjusted Net Income and Adjusted EPS.

A reconciliation of net income to adjusted net income and EPS to adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below. The following table sets forth the reconciliation of our reported net income to the calculation of adjusted net income for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended
(in millions, except per share amounts)	March 31, 2016	March 31, 2015
GAAP net income	$39.6	$23.4
Integration costs, net of tax (1)	0.7	8.3
Executive management transition, net of tax (2)	2.1	—
2015 Annual Meeting costs, net of tax (3)	—	1.5
Redemption value adjustment on redeemable non-controlling interest, net of tax(4)	—	1.0
Tax adjustment (5)	(0.1)	(0.1)
Adjusted net income	$42.3	$34.1

GAAP earnings per share, diluted	$0.63	$0.38
Integration costs, net of tax (1)	0.01	0.13
Executive management transition, net of tax (2)	0.04	—
2015 Annual Meeting costs, net of tax (3)	—	0.02
Redemption value adjustment on redeemable non-controlling interest, net of tax(4)	—	0.02
Adjusted earnings per share, diluted	$0.68	$0.55

Diluted shares outstanding	62.6	62.2

(1)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy Acquisition. Excluding the tax effect, total integration costs are $1.0 million and $11.7 million for the first quarter of 2016 and 2015, respectively.

(2)
Executive management transition represents certain costs associated with the transition of certain of the Company's executive officers. Excluding the tax effect, total executive management transition costs are $3.0 million for the first quarter of 2016.

(3)
2015 Annual Meeting costs represent additional costs related to the Company's 2015 Annual Meeting and related issues. Excluding the tax effect, total 2015 Annual Meeting costs are $2.1 million for the first quarter of 2015.

(4)
Redemption value adjustment on redeemable non-controlling interest represents a $1.0 million adjustment, net of tax, to increase the carrying value of the redeemable non-controlling interest as of March 31, 2015.

(5)	Adjustment of income taxes to normalized rate represents adjustments associated with the aforementioned items and other discrete income tax events.

Adjusted Gross Profit and Gross Margin and Adjusted Operating Income (Expense) and Operating Margin.

A reconciliation of gross profit and gross margin to adjusted gross profit and gross margin, respectively, and operating income (expense) and operating margin to adjusted operating income (expense) and operating margin, respectively, is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below. The following table sets forth the reconciliation of our reported net income to the calculation of adjusted net income for the three months ended March 31, 2016.

(in millions, except percentages)	Consolidated	Margin	North America (1)	Margin	International	Margin	Corporate (2)
Net sales	$721.0		$580.0		$141.0		$—

Gross profit	$291.0	40.4%	$214.5	37.0%	$76.5	54.3%	$—
Adjustments	0.2		0.2		—		—
Adjusted gross profit	$291.2	40.4%	$214.7	37.0%	$76.5	54.3%	$—

Operating income (expense)	$76.7	10.6%	$77.3	13.3%	$27.3	19.4%	$(27.9)
Adjustments	3.9		0.3		—		3.6
Adjusted operating income (expense)	$80.6	11.2%	$77.6	13.4%	$27.3	19.4%	$(24.3)

(1)
Adjustments for the North America business segment represent integration costs, which include compensation costs, professional fees and other charges related to the transition of manufacturing facilities, and other costs to support the continued alignment of the North America business segment related to the Sealy Acquisition.

(2)
Adjustments for Corporate represent executive management transition costs and integration costs which include professional fees and other charges to align the business related to the Sealy Acquisition.

The following table sets forth the reconciliation of our reported net income to the calculation of adjusted net income for the three months ended March 31, 2015.

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
(3)
Adjustments for Corporate represent integration costs which include legal fees, professional fees and other charges to align the business related to the Sealy Acquisition, as well as 2015 Annual Meeting costs.

EBITDA, Adjusted EBITDA and Consolidated funded debt less qualified cash.

The following reconciliations are provided below:

•	Net income to EBITDA and adjusted EBITDA

•	Total debt to consolidated funded debt less qualified cash

•	Ratio of consolidated funded debt less qualified cash to adjusted EBITDA

We believe that presenting these non-GAAP measures provides investors with useful information with respect to our operating performance and comparisons from period to period, as well as general information about our progress in reducing our leverage. The following table sets forth the reconciliation of net income to the calculation of adjusted EBITDA for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015
GAAP net income	$39.6	$23.4
Interest expense	21.4	20.4
Income taxes	17.3	10.3
Depreciation and amortization	23.7	21.8
EBITDA	$102.0	$75.9
Adjustments:
Integration costs (1)	1.0	11.5
Executive management transition (2)	1.0	—
2015 Annual Meeting costs (3)	—	2.1
Redeemable non-controlling interest (4)	—	1.0
Adjusted EBITDA	$104.0	$90.5

(1)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy Acquisition.

(2)	Executive management transition represents certain costs associated with the transition of certain of the Company's executive officers.
(3)	2015 Annual Meeting costs represent additional costs related to the Company's 2015 Annual Meeting and related issues.
(4)
Redemption value adjustment on redeemable non-controlling interest represents a $1.0 million adjustment, net of tax, to increase the carrying value of the redeemable non-controlling interest as of March 31, 2015.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended March 31, 2016 and 2015:

	Trailing Twelve Months Ended
(in millions)	March 31, 2016	March 31, 2015
Net income	$89.7	$104.9
Interest expense	97.1	90.1
Income taxes	132.4	63.7
Depreciation and amortization	95.8	87.5
EBITDA	$415.0	$346.2
Adjustments
Integration costs (1)	18.1	45.5
German legal settlement (2)	17.6	—
Restructuring costs (3)	11.9	—
Executive management transition and retention compensation (4)	11.7	—
Other income (5)	(9.5)	(15.6)
2015 Annual Meeting costs (6)	4.2	2.1
Pension settlement (7)	1.3	—
Loss on disposal of business (8)	—	23.2
Financing costs (9)	—	1.3
Redemption value adjustment on redeemable non-controlling interest, net of tax (10)	(1.0)	1.0
Adjusted EBITDA	$469.3	$403.7

Consolidated funded debt less qualified cash	$1,490.2	$1,586.6

Ratio of consolidated funded debt less qualified cash to Adjusted EBITDA	3.18 times	3.93 times

(1)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy acquisition.

(2)
German legal settlement represents the previously announced €15.5 million ($17.6 million) settlement the Company reached in 2015 with the German Foreign Cartel Office ("FCO") to fully resolve the FCO's antitrust investigation, and related legal fees.

(3)	Restructuring costs represents costs associated with headcount reduction and store closures.
(4)	Executive management transition and retention compensation represents certain costs associated with the transition of certain of the Company's executive officers.
(5)	Other income includes income from a partial settlement of a legal dispute.
(6)	2015 Annual Meeting costs represent additional costs related to the Company's 2015 Annual Meeting and related issues.
(7)	Pension settlement represents pension expense recorded in conjunction with a settlement offered to terminated, vested participants in a defined benefit pension plan.
(8)	Loss on disposal of business represents costs associated with the disposition of the three Sealy U.S. innerspring component production facilities and related equipment.
(9)	Financing costs represent costs incurred in connection with the amendment of the 2012 Credit Facility.
(10)
Redemption value adjustment on redeemable non-controlling interest represents a $(1.0) million and $1.0 million adjustment, net of tax, to adjust the carrying value of the redeemable non-controlling interest for the trailing twelve month period ended March 31, 2016 and 2015, respectively, to its redemption value.

On April 6, 2016, the Company's 2016 Credit Agreement replaced the Company's 2012 Credit Agreement. Under the 2016 Credit Agreement, adjusted EBITDA contains certain restrictions that limit adjustments to GAAP net income when calculating adjusted EBITDA. The calculation of adjusted EBITDA for the twelve months ended March 31, 2016 in the table above does not reflect any such restrictions to the adjustments to GAAP net income. However, the ratio of adjusted EBITDA under the 2016 Credit Agreement to consolidated funded debt less qualified cash is also 3.18 times for the twelve months ending March 31, 2016. The 2016 Credit Agreement requires the Company to maintain a ratio of consolidated funded debt less qualified cash to Adjusted EBITDA of less than 5.00:1.00 times. Information for the twelve months ended March 31, 2015 in the table above is presented in accordance with the 2012 Credit Agreement. However, for the twelve months ended March 31, 2015, adjusted EBITDA as calculated under the 2016 Credit Agreement would result in no change to the calculation.

The following table sets forth the reconciliation of our reported total debt to the calculation funded debt less qualified cash as of March 31, 2016 and 2015. "Consolidated funded debt" and "qualified cash" are terms used in our 2016 Credit Agreement and 2012 Credit Agreement for purposes of certain financial covenants.

(in millions)	March 31, 2016	March 31, 2015
Total debt, net	$1,472.6	$1,573.3
Plus: Deferred financing costs(1)	23.6	29.3
Total debt	1,496.2	1,602.6
Plus: Letters of credit outstanding	18.8	17.3
Consolidated funded debt	$1,515.0	$1,619.9
Less:
Domestic qualified cash (2)	6.3	15.7
Foreign qualified cash (2)	18.5	17.6
Consolidated funded debt less qualified cash	$1,490.2	$1,586.6

(1)
The Company presents deferred financing costs as a direct reduction from the carrying amount of the related debt in the Condensed Consolidated Balance Sheets. For purposes of determining total debt for financial covenants, the Company has added these costs back to total debt, net as calculated per the Condensed Consolidated Balance Sheets.

(2)
Qualified cash as defined in the 2016 Credit Agreement and 2012 Credit Agreement equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Stockholders’ Equity

Share Repurchase Program

In the first quarter of 2016, we purchased 1.7 million shares of our common stock for a total cost of $100.0 million. As of March 31, 2016, we had $100.0 million available under our existing share repurchase authorization. For a complete description of our Share Repurchase Program, please refer to our Annual Report on Form 10-K, including "Stockholders' Equity" included in ITEM 7 of Part II of the Annual Report.

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flow from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of March 31, 2016, we had $1,496.2 million in total debt outstanding, and our adjusted EBITDA, which is a non-GAAP financial measure, was $104.0 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $80.0 million in 2016. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes.

The 2016 Credit Agreement provides for (i) a $500.0 million revolving credit facility, (ii) a $500.0 million term loan facility and (iii) a $100.0 million delayed draw term loan facility. At any time, we may also elect to request the establishment of one or more incremental term loan facilities and/or increase commitments under the revolving credit facility of up to $500.0 million. A portion of the revolving credit facility of up to $250.0 million is available in Canadian Dollars, Pounds Sterling, the Euro and any additional currencies determined by mutual agreement of the Company, the Agent and the lenders under the revolving credit facility. A portion of the revolving credit facility of up to $100.0 million is available for the issuance of letters of credit for the account of the Company and a portion of the revolving credit facility of up to $50.0 million is available for swing line loans to the Company. The Company expects to use the remainder of the proceeds of the revolving credit facility to finance working capital needs and for general corporate purposes.

As of March 31, 2016, the 8.0% Sealy Notes had a carrying value of $112.8 million, which includes $16.6 million of accreted interest less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion. The 8.0% Sealy Notes mature on July 15, 2016, at which time we will be required to pay approximately $115.2 million. Holders of the 8.0% Sealy Notes may choose to convert to cash the amount outstanding at their discretion prior to maturity. Upon conversion prior to maturity, we would be required to pay the holders within 3 business days after the receipt of the notice of conversion. The Company intends to use the proceeds of the delayed draw term loan facility to refinance the 8% Sealy Notes due July 2016 issued by Sealy Corporation and Sealy Mattress Company. The delayed draw term loan facility expires on the earlier of the date of its funding or October 5, 2016.

We have received income tax assessments from SKAT with respect to the tax years 2001 through 2008 relating to the royalty paid by certain of Tempur Sealy International’s U.S. subsidiaries to a Danish subsidiary. For more information please refer to Note 9, "Income Taxes" in our Condensed Consolidated Financial Statements included in ITEM 1 of Part I of this Report for further discussion of the matter.

Based upon the current level of operations, we believe that cash generated from operations and amounts available under our 2016 Credit Agreement will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our debt facilities or otherwise enable us to service our indebtedness or to make anticipated capital expenditures.

At March 31, 2016, total cash and cash equivalents were $37.1 million, of which $6.3 million was held in the U.S. and $30.8 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position.

Contractual Obligations

As of April 6, 2016, the terms of the 2016 Credit Agreement replaced the terms of the 2012 Credit Agreement. Under the 2016 Credit Agreement, the $500.0 million initial term loan facility and the $100.0 million delayed draw term loan facility (together, the "Term Loan Facilities") are subject to quarterly amortization of principal in aggregate annual amounts as follows: (i) 5.0% of the original aggregate principal amount of the Term Loan Facilities in each of the first three years following April 6, 2016 (commencing on September 30, 2016 with respect to the $500.0 million initial term loan facility and, with respect to the $100.0 million delayed draw term loan facility, with the end of the fiscal quarter in which such delayed draw term loans are drawn), (ii) 7.5% of the original aggregate principal amount of the Term Loan Facilities in the fourth year following April 6, 2016 and (iii) 10.0% of the original aggregate principal amount of the Term Loan Facilities in the fifth year following April 6, 2016, with the balance payable at final maturity of the Term Loan Facilities on April 6, 2021.
Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates in 2016.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1, "Summary of Significant Accounting Policies" to the accompanying consolidated financial statements for a summary of our foreign exchange forward contracts as of March 31, 2016.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthened relative to the euro or other foreign currencies where we have operations, there would be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by approximately 1.6% in the three months ended March 31, 2016. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at March 31, 2016, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $10.6 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

On March 31, 2016, we had variable-rate debt of approximately $529.3 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $4.6 million. In light of the continued favorable interest rate environment, we will evaluate opportunities to improve our debt structure and minimize our interest rate risk through the issuance of fixed rate debt.
ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2016 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

See Note 8, "Commitments and Contingencies", in the "Notes to Condensed Consolidated Financial Statements," in ITEM 1 under Part I of this Report for a description of certain legal proceedings.

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
ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2016:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share		(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2016 - January 31, 2016	—		$—		—	$—
February 1, 2016 - February 29, 2016	740,353	(1)	$55.97	(1)	705,169	$145.7
March 1, 2016 - March 31, 2016	1,027,647	(1)	$58.91	(1)	1,027,495	$100.0
Total	1,768,000				1,732,664

(1)
Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or first business day thereafter.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

10.1
Form of Matching PRSU Agreement under the Tempur Sealy International, Inc. 2013 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed on February 26, 2016) (1) (2)

10.2	Form of 2016 RSU Agreement under the Tempur Sealy International, Inc. 2013 Equity Incentive Plan
10.3
First Amendment to the Employment and Non-Competition Agreement between Tempur Sealy International, Inc. and W. Timothy Yaggi dated as of March 10, 2016 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on March 10, 2016) (1) (2)

10.4
Separation Agreement between Tempur Sealy International, Inc. and W. Timothy Yaggi dated as of March 10, 2016 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on March 10, 2016) (1) (2)

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
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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

TEMPUR SEALY INTERNATIONAL, INC.

Date: May 5, 2016	By:	/s/ BARRY A. HYTINEN
Barry A. Hytinen
Executive Vice President and Chief Financial Officer