Form 10-Q
period 2016-06-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2016-08-05
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2016 was 58,413,481 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning one or more of our plans; objectives; goals; strategies; future events; future revenues or performance; our implementation of our key strategic priorities and anticipated resulting growth in our sales, earnings and cash flow in both the U.S. and internationally on our business segments; uncertainties arising from global events; general economic, financial and industry conditions, particularly in the retail sector, as well as consumer confidence and the availability of consumer financing; competition in our industry; consumer acceptance of our products; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the ability to expand brand awareness, distribution and new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the effects of consolidation of retailers on revenues and costs; the effects of strategic investments on our operations, including our efforts to expand our global market share; changing commodity costs; changes in product and channel mix and the impact on the Company's gross margin; initiatives to improve gross margin and operating margin; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carry forwards; effects of changes in foreign exchange rates on our reported earnings; the outcome of pending tax audits or other tax, regulatory or litigation proceedings and similar issues; the effect of future legislative or regulatory changes; financial flexibility; our expected sources of cash flow; our expected level of capital expenditures for 2016 and changes in capital expenditures; expectations regarding the impact of costs from headcount reductions and international store closures; and our ability to effectively manage cash. Many of these statements appear, in particular, under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 2 of Part I of this Report. When used in this report, the words "estimates," "expects," "guidance," "anticipates," "proposed," "projects," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$804.4	$764.4	$1,525.4	$1,503.9
Cost of sales	467.5	466.9	897.5	927.7
Gross profit	336.9	297.5	627.9	576.2
Selling and marketing expenses	172.8	168.6	322.9	322.4
General, administrative and other expenses	71.9	85.1	143.6	162.8
Equity income in earnings of unconsolidated affiliates	(3.4)	(3.4)	(6.2)	(6.4)
Royalty income, net of royalty expense	(4.6)	(4.8)	(9.3)	(9.0)
Operating income	100.2	52.0	176.9	106.4

Other expense, net:
Interest expense, net	23.1	20.5	44.5	40.9
Loss on extinguishment of debt	47.2	—	47.2	—
Other expense (income), net	0.7	2.2	(0.3)	0.9
Total other expense, net	71.0	22.7	91.4	41.8

Income before income taxes	29.2	29.3	85.5	64.6
Income tax provision	(9.2)	(8.3)	(26.5)	(18.6)
Net income before non-controlling interest	20.0	21.0	59.0	46.0
Less: Net (loss) income attributable to non-controlling interest(1),(2)	(1.3)	(0.2)	(1.9)	1.4
Net income attributable to Tempur Sealy International, Inc.	$21.3	$21.2	$60.9	$44.6

Earnings per common share:
Basic	$0.35	$0.35	$1.00	$0.73
Diluted	$0.35	$0.34	$0.99	$0.72

Weighted average common shares outstanding:
Basic	60.2	61.3	61.1	61.1
Diluted	60.8	62.4	61.7	62.3

(1)
(Loss) attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended June 30, 2016 and 2015 represented $(1.3) million and $(0.1) million, respectively. (Loss) income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the six months ended June 30, 2016 and 2015 represented $(1.9) million and $0.5 million, respectively.

(2)
As of June 30, 2015, the redemption value exceeded the accumulated earnings of the Company's redeemable non-controlling interest in Comfort Revolution, LLC. Accordingly, for the three and six months ended June 30, 2015, the Company recorded a $(0.1) million and $0.9 million adjustment, net of tax, respectively, to adjust the carrying value of redeemable non-controlling interest to its redemption value. As of June 30, 2016, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three or six months ended June 30, 2016.

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income before non-controlling interest	$20.0	$21.0	$59.0	$46.0
Other comprehensive (loss) income before tax, net of tax
Foreign currency translation adjustments	(2.3)	7.2	16.8	(30.4)
Net change in unrecognized gain on interest rate swap, net of tax	—	0.2	—	0.3
Pension expense, net of tax	—	(0.1)	—	(0.1)
Unrealized (loss) gain on cash flow hedging derivatives, net of tax	(1.0)	(0.1)	(5.9)	1.2
Other comprehensive (loss) income, net of tax	(3.3)	7.2	10.9	(29.0)
Comprehensive income	16.7	28.2	69.9	17.0
Less: Comprehensive (loss) income attributable to non-controlling interest (1),(2)	(1.3)	(0.2)	(1.9)	1.4
Comprehensive income attributable to Tempur Sealy International, Inc.	$18.0	$28.4	$71.8	$15.6

(1)
(Loss) attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended June 30, 2016 and 2015 represented $(1.3) million and $(0.1) million, respectively. (Loss) income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the six months ended June 30, 2016 and 2015 represented $(1.9) million and $0.5 million, respectively.

(2)
As of June 30, 2015, the redemption value exceeded the accumulated earnings of the Company's redeemable non-controlling interest in Comfort Revolution, LLC. Accordingly, for the three and six months ended June 30, 2015, the Company recorded a $(0.1) million and $0.9 million adjustment, net of tax, respectively, to adjust the carrying value of redeemable non-controlling interest to its redemption value. As of June 30, 2016, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three or six months ended June 30, 2016.

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$137.9	$153.9
Accounts receivable, net	414.0	379.4
Inventories, net	225.6	199.2
Prepaid expenses and other current assets	71.4	76.6
Total Current Assets	848.9	809.1
Property, plant and equipment, net	362.2	361.7
Goodwill	719.6	709.4
Other intangible assets, net	691.9	695.4
Deferred income taxes	12.5	12.2
Other non-current assets	84.3	67.7
Total Assets	$2,719.4	$2,655.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$253.5	$266.3
Accrued expenses and other current liabilities	263.7	254.0
Income taxes payable	1.1	11.2
Current portion of long-term debt	150.2	181.5
Total Current Liabilities	668.5	713.0
Long-term debt, net	1,526.6	1,273.3
Deferred income taxes	194.6	195.4
Other non-current liabilities	161.7	171.2
Total Liabilities	2,551.4	2,352.9

Commitments and contingencies—see Note 8

Redeemable non-controlling interest	10.5	12.4

Total Stockholders’ Equity	157.5	290.2
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,719.4	$2,655.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$59.0	$46.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.0	36.6
Amortization of stock-based compensation	10.6	11.7
Amortization of deferred financing costs	2.5	4.5
Bad debt expense	1.8	3.0
Deferred income taxes	(0.9)	(14.7)
Dividends received from unconsolidated affiliates	3.6	1.9
Equity income in earnings of unconsolidated affiliates	(6.2)	(6.4)
Non-cash interest expense on convertible notes	3.6	2.6
Loss on extinguishment of debt	47.2	—
Loss on sale of assets	0.5	0.8
Foreign currency adjustments and other	(1.2)	2.4
Changes in operating assets and liabilities	(104.6)	(87.3)
Net cash provided by operating activities	51.9	1.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24.3)	(34.0)
Proceeds from disposition of business and other	—	7.1
Net cash used in investing activities	(24.3)	(26.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	1,435.3	283.0
Repayments of borrowings under long-term debt obligations	(1,230.4)	(311.5)
Proceeds from exercise of stock options	6.0	10.5
Excess tax benefit from stock-based compensation	3.0	14.7
Treasury stock repurchased	(217.3)	(1.2)
Payments of deferred financing costs	(6.2)	—
Fees paid to lenders	(7.8)	—
Call premium on 2020 Senior Notes	(23.6)	—
Other	0.4	(1.2)
Net cash used in financing activities	(40.6)	(5.7)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3.0)	4.4
Decrease in cash and cash equivalents	(16.0)	(27.1)
CASH AND CASH EQUIVALENTS, beginning of period	153.9	62.5
CASH AND CASH EQUIVALENTS, end of period	$137.9	$35.4

Supplemental cash flow information:
Cash paid during the period for:
Interest	$36.5	$33.1
Income taxes, net of refunds	40.4	58.2

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

The Company’s Condensed Consolidated Financial Statements include the results of Comfort Revolution, LLC ("Comfort Revolution"), a 45.0% owned joint venture. Comfort Revolution constitutes a variable interest entity ("VIE") for which the Company is considered to be the primary beneficiary due to the Company's disproportionate share of the economic risk associated with its equity contribution, debt financing and other factors. The operations of Comfort Revolution are not material to the Company's Condensed Consolidated Financial Statements.

The Company also has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's carrying value in its equity method investments of $15.9 million and $13.6 million at June 30, 2016 and December 31, 2015, respectively, are recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s share of earnings is recorded as equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

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

(b) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	June 30,	December 31,
(in millions)	2016	2015
Finished goods	$150.5	$126.7
Work-in-process	13.3	14.0
Raw materials and supplies	61.8	58.5
	$225.6	$199.2

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company had the following activity for sales returns from December 31, 2015 to June 30, 2016:

(in millions)
Balance as of December 31, 2015	$28.5
Amounts accrued	67.5
Returns charged to accrual	(64.6)
Balance as of June 30, 2016	$31.4

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

The Company had the following activity for its accrued warranty expense from December 31, 2015 to June 30, 2016:

(in millions)
Balance as of December 31, 2015	$29.6
Amounts accrued	21.5
Warranties charged to accrual	(16.8)
Balance as of June 30, 2016	$34.3

As of June 30, 2016 and December 31, 2015, $19.0 million and $14.9 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $15.3 million and $14.7 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $24.8 million and $23.3 million as of June 30, 2016 and December 31, 2015, respectively.

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

The Company records derivative financial instruments on the Condensed Consolidated Balance Sheets as either an asset or liability measured at its fair value. Changes in a derivative's fair value (i.e. unrealized gains or losses) are recorded each period in earnings or other comprehensive income ("OCI"), depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedging relationship.

For derivative financial instruments that are designated as a hedge, unrealized gains and losses related to the effective portion are either recognized in income immediately to offset the realized gain or loss on the hedged item, or are deferred and reported as a component of accumulated other comprehensive loss (“AOCL”) in stockholders' equity and subsequently recognized in net income when the hedged item affects net income. The change in fair value of the ineffective portion of a derivative financial instrument is recognized in net income immediately. For derivative instruments that are not designated as hedges, the gain or loss related to the change in fair value is also recorded to net income immediately.

The Company manages a portion of the risk associated with fluctuations in foreign currencies related to intercompany and third party inventory purchases denominated in foreign currencies through foreign exchange forward contracts designated as cash flow hedges. As of June 30, 2016, the Company had foreign exchange forward contracts designated as cash flow hedges to buy U.S. dollars and to sell Canadian dollars with a notional amount outstanding of $63.8 million. These foreign exchange forward contracts have maturities ranging from July 2016 to September 2017. The effectiveness of the cash flow hedge contracts, including time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. The effective portion of the cash flow hedge contracts' gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated OCL until the underlying hedged item is reflected in the Company's accompanying Condensed Consolidated Statements of Income, at which time the effective amount in AOCL is reclassified to cost of sales in the accompanying Condensed Consolidated Statements of Income. The Company expects to reclassify a gain of approximately $0.8 million, net of tax over the next 12 months based on June 30, 2016 exchange rates.

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

(i) Pensions. In the period ended June 30, 2016, the Company contributed $10.0 million to its U.S. defined benefit pension plan.

(2) Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating this ASU to determine the Company's adoption method and the impact it will have on the Company's Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, that requires lessees to recognize most leases on the balance sheet and provides for expanded disclosures on key information about leasing arrangements. This ASU is effective for interim and annual periods beginning after December 15, 2018, however early adoption is permitted. In transition, entities are required to use a modified retrospective approach for the adoption of this ASU. The Company is currently evaluating this ASU to determine the impact it will have on the Company's Condensed Consolidated Financial Statements.

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
(3) Goodwill

The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2015	$562.8	$146.6	$709.4
Foreign currency translation adjustments	4.3	5.9	10.2
Balance as of June 30, 2016	$567.1	$152.5	$719.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(4) Debt

Debt for the Company consists of the following:

(in millions, except percentages)	June 30, 2016		December 31, 2015
Debt:	Amount	Rate	Amount	Rate	Maturity Date
2016 Credit Agreement
Term A Facility	$500.0	(1)	$—	N/A	April 6, 2021
2012 Credit Agreement
Term A Facility	—	N/A	409.4	(2)	March 18, 2018
Term B Facility	—	N/A	100.1	(3)	March 18, 2020
2026 Senior Notes	600.0	5.500%	—	N/A	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
2020 Senior Notes	—	N/A	375.0	6.875%	December 15, 2020
8.0% Sealy Notes	114.7	8.0%	111.1	8.0%	July 15, 2016
Capital lease obligations and other	23.4		34.0		Various
Total debt	1,688.1		1,479.6
Less: deferred financing costs	(11.3)		(24.8)
Total debt, net	1,676.8		1,454.8
Less: current portion	(150.2)		(181.5)
Total long-term debt, net	$1,526.6		$1,273.3

(1)	Interest at LIBOR plus applicable margin of 1.50% as of June 30, 2016.
(2)	Interest at LIBOR plus applicable margin of 2.00% as of December 31, 2015.
(3)	Interest at LIBOR, subject to a 0.75% floor plus applicable margin of 2.75% as of December 31, 2015.

The Company is in compliance with all applicable covenants as of June 30, 2016.

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

Borrowings under the 2016 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the other subsidiary borrowers, at either (i) LIBOR plus the applicable margin or (ii) Base Rate plus the applicable margin. For the revolving credit facility and the initial term loan facility (a) the initial applicable margin for LIBOR advances was 1.75% per annum and the initial applicable margin for Base Rate advances was 0.75% per annum, and (b) thereafter following the delivery of consolidated financial statements for the fiscal quarter ending March 31, 2016, such applicable margins are determined by a pricing grid based on the consolidated total net leverage ratio of the Company. Once drawn, the delayed draw term loan facility will have identical pricing to the revolving credit facility and initial term loan facility.

Obligations under the 2016 Credit Agreement are guaranteed by the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions. The 2016 Credit Agreement is secured by a security interest in substantially all of Tempur Sealy International’s and the other subsidiary borrowers’ domestic assets and the domestic assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by a subsidiary guarantor. The 2016 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and short-term other debt. The Company is allowed to subtract from consolidated funded debt an amount equal to 100.0% of the domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of June 30, 2016, domestic qualified cash was $61.9 million and foreign qualified cash was $45.6 million.

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

The Company is required to pay a commitment fee on the unused portion of the revolving credit facility, which initially was 0.30% per annum and thereafter following the delivery of consolidated financial statements for the fiscal quarter ending March 31, 2016, such fees are determined by a pricing grid based on the consolidated total net leverage ratio of the Company. This unused commitment fee is payable quarterly in arrears and on the date of termination or expiration of the commitments under the revolving credit facility. The Company and the other borrowers also pay customary letter of credit issuance and other fees under the 2016 Credit Agreement.

As a result of the Company’s 2016 Credit Agreement, $3.6 million of deferred financing costs were capitalized in the second quarter of 2016 and will be amortized as interest expense over the respective debt instrument period, 5 years, using the effective interest method. In addition, the Company expensed $1.9 million of lender fees associated with this transaction in the second quarter of 2016, which is included in loss on extinguishment of debt in the Condensed Consolidated Statement of Income.

2012 Credit Agreement

The Company used the proceeds from the 2016 Credit Agreement to repay in full and terminate the 2012 Credit Agreement. The 2012 Credit Agreement initially provided for (i) a revolving credit facility of $350.0 million (the "Revolver"), (ii) a term A facility of $550.0 million (the "Term A Facility") and (iii) a term B facility of $870.0 million (the "Term B Facility").

In conjunction with the repayment of all outstanding borrowings on the 2012 Credit Agreement, the Company wrote off approximately $11.0 million of deferred financing costs in the second quarter of 2016, which is included in loss on extinguishment of debt in the Condensed Consolidated Statement of Income.

Senior Notes

2026 Senior Notes

On May 24, 2016, Tempur Sealy International issued $600.0 million aggregate principal amount of 5.500% senior notes due 2026 (the "2026 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2026 Senior Notes were issued pursuant to an indenture, dated as of May 24, 2016 (the "2026 Indenture"), among Tempur Sealy International, certain subsidiaries of Tempur Sealy International as guarantors (the "Combined Guarantor Subsidiaries"), and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2026 Senior Notes are general unsecured senior obligations of Tempur Sealy International and are guaranteed on a senior unsecured basis by the Combined Guarantor Subsidiaries. The 2026 Senior Notes mature on June 15, 2026, and interest is payable semi-annually in arrears on each June 15 and December 15, beginning on December 15, 2016. The gross proceeds from the 2026 Senior Notes were used to refinance the $375.0 million aggregate principal amount of 6.875% senior notes due 2020 (the "2020 Senior Notes") and to pay related fees and expenses, and the remaining funds will be used for general corporate purposes.

Tempur Sealy International has the option to redeem all or a portion of the 2026 Senior Notes at any time on or after June 15, 2021. The initial redemption price is 102.750% of the principal amount, plus accrued and unpaid interest, if any. The redemption

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

price will decline each year after 2021 until it becomes 100.0% of the principal amount beginning on June 15, 2024. In addition, Tempur Sealy International has the option at any time prior to June 15, 2021 to redeem some or all of the 2026 Senior Notes at 100.0% of the original principal amount plus a “make-whole” premium and accrued and unpaid interest, if any. Tempur Sealy International may also redeem up to 35.0% of the 2026 Senior Notes prior to June 15, 2019, under certain circumstances with the net cash proceeds from certain equity offerings, at 105.500% of the principal amount plus accrued and unpaid interest, if any. Tempur Sealy International may make such redemptions as described in the preceding sentence only if, after any such redemption, at least 65.0% of the original aggregate principal amount of the 2026 Senior Notes issued remains outstanding.

The 2026 Indenture restricts the ability of Tempur Sealy International and the ability of certain of its subsidiaries to, among other things: (i) incur, directly or indirectly, debt; (ii) make, directly or indirectly, certain investments and restricted payments; (iii) incur or suffer to exist, directly or indirectly, liens on its properties or assets; (iv) sell or otherwise dispose of, directly or indirectly, assets; (v) create or otherwise cause or suffer to exist any consensual restriction on the right of certain of the subsidiaries of Tempur Sealy International to pay dividends or make any other distributions on or in respect of their capital stock; (vi) enter into transactions with affiliates; (vii) engage in sale-leaseback transactions; (viii) purchase or redeem capital stock or subordinated indebtedness; (ix) issue or sell stock of restricted subsidiaries; and (x) effect a consolidation or merger. These covenants are subject to a number of exceptions and qualifications.

In conjunction with the issuance and sale of the 2026 Senior Notes, Tempur Sealy International and the Combined Guarantor Subsidiaries agreed through a Registration Rights Agreement to exchange the 2026 Senior Notes for a new issue of substantially identical senior notes registered under the Securities Act. Tempur Sealy International and the Combined Guarantor Subsidiaries are required to pay additional interest if the 2026 Senior Notes are not registered within the time periods specified within the Registration Rights Agreement.

As a result of the issuance of the 2026 Senior Notes, $3.1 million of deferred financing costs were capitalized in the second quarter of 2016 and will be amortized as interest expense over the respective debt instrument period, 10 years, using the effective interest method. In addition, the Company expensed $5.9 million of lender fees associated with this transaction in the second quarter of 2016, which is included in loss on extinguishment of debt in the Condensed Consolidated Statement of Income.

2020 Senior Notes

The Company used the proceeds from the 2026 Senior Notes to refinance the 2020 Senior Notes and to pay related fees and expenses. The 2020 Notes were redeemed at a price equal to the principal amount thereof and the applicable "make-whole" premium, $23.6 million, which is included in loss on extinguishment of debt in the Condensed Consolidated Statement of Income. In conjunction with the repayment of all outstanding borrowings on the 2012 Credit Agreement, the Company wrote off approximately $4.8 million of deferred financing costs in the second quarter of 2016, which is included in loss on extinguishment of debt in the Condensed Consolidated Statement of Income.

Repayment of 8.0% Sealy Notes

In July 2016, the Company paid a total of approximately $115.0 million in cash to holders of the 8.0% Senior Secured Third Lien Convertible Notes issued by Sealy Corporation and Sealy Mattress Company (the “8.0% Sealy Notes”) who properly converted their Sealy Notes in advance of the maturity date, pursuant to the terms of the 8.0% Sealy Notes.

In connection with the making of conversion payments with respect to, and the repayment of, the 8% Sealy Notes, on July 14, 2016, the Company also borrowed $100.0 million using the delayed draw term loan facility under the Company's 2016 Credit Agreement. The commitment to provide the delayed draw term loan facility terminated with its funding.
(5) Fair Value Measurements

The fair value of the foreign exchange forward contracts is calculated using standard industry models based on observable forward points and discount curves. The fair values of all derivative instruments are adjusted for credit risk and restrictions and other terms specific to the contracts.

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. There were no transfers between levels for the six months ended June 30, 2016

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

or year ended December 31, 2015. The fair value of our financial instruments which are recorded on a recurring basis at fair value are not material.

Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable, and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2012 Credit Agreement and 2016 Credit Agreement are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair values of the following material financial instruments were based on Level 2 inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of the debt instruments. The fair values of material financial instruments are as follows:

	Fair Value
(in millions)	June 30, 2016	December 31, 2015
2020 Senior Notes	$—	$393.8
2023 Senior Notes	463.5	453.4
2026 Senior Notes	588.8	—
8.0% Sealy Notes	115.0	112.7
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

(b) Treasury Stock. On February 1, 2016, the Board authorized a new share repurchase authorization of up to $200.0 million of Tempur Sealy International's common stock. On June 7, 2016, the Board increased the authorization under the Company's share repurchase program by an additional $200.0 million. As of June 30, 2016 the Company repurchased 3.8 million shares for approximately $222.0 million under the share repurchase authorization. In the normal course of business, share repurchase transactions settle three days after the transaction date. As of June 30, 2016, approximately $6.7 million of cash related to the share repurchases was in transit.

On July 25, 2016, the Board increased the authorization under the Company's share repurchase program by an additional $200.0 million. From July 1, 2016 through July 27, 2016, the Company repurchased approximately 0.6 million shares for approximately $34.2 million. As of July 27, 2016, the Company had approximately $343.8 million remaining under the existing share repurchase authorization.

In addition, the Company acquired 0.1 million and 0.0 million shares upon the vesting of certain performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during the six months ended June 30, 2016 and 2015, respectively. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or first business day thereafter, resulting in approximately $2.0 million and $1.2 million in treasury stock acquired during the six months ended June 30, 2016 and 2015, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) Accumulated Other Comprehensive Loss ("AOCL"). AOCL consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Foreign Currency Translation
Balance at beginning of period	$(96.3)	$(91.6)	$(115.4)	$(54.0)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(2.3)	7.2	16.8	(30.4)
Balance at end of period	$(98.6)	$(84.4)	$(98.6)	$(84.4)

Interest Rate Swap Agreement
Balance at beginning of period	$—	$(0.6)	$—	$(0.7)
Other comprehensive income (loss):
Net change from period revaluations	—	0.8	—	1.5
Tax expense(2)	—	(0.3)	—	(0.6)
Total other comprehensive income before reclassifications, net of tax	$—	$0.5	$—	$0.9
Net amount reclassified to earnings (3)	—	(0.5)	—	(1.0)
Tax benefit (2)	—	0.2	—	0.4
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$(0.3)	$—	$(0.6)
Total other comprehensive income	—	0.2	—	0.3
Balance at end of period	$—	$(0.4)	$—	$(0.4)

Pensions
Balance at beginning of period	$(1.4)	$(2.4)	$(1.4)	$(2.4)
Other comprehensive loss:
Net change from period revaluations	—	(0.1)	—	(0.1)
Balance at end of period	$(1.4)	$(2.5)	$(1.4)	$(2.5)

Foreign Exchange Forward Contracts
Balance at beginning of period	$1.7	$2.6	$6.6	$1.3
Other comprehensive (loss) income:
Net change from period revaluations	(0.3)	1.1	(5.3)	4.8
Tax benefit (expense)(2)	0.1	(0.2)	1.4	(1.2)
Total other comprehensive (loss) income before reclassifications, net of tax	$(0.2)	$0.9	$(3.9)	$3.6
Net amount reclassified to earnings(4)	(1.1)	(1.3)	(2.7)	(3.2)
Tax benefit(2)	0.3	0.3	0.7	0.8
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(0.8)	$(1.0)	$(2.0)	$(2.4)
Total other comprehensive (loss) income	(1.0)	(0.1)	(5.9)	1.2
Balance at end of period	$0.7	$2.5	$0.7	$2.5

(1)	In 2016 and 2015, no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision on the accompanying Condensed Consolidated Statements of Income.
(3)	This amount was included in interest expense, net on the accompanying Condensed Consolidated Statements of Income.
(4)	This amount was included in cost of sales, net on the accompanying Condensed Consolidated Statements of Income.
(7) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 included performance-based restricted stock units ("PRSUs"), non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented in the following table.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
PRSU expense	$1.7	$5.4	$4.2	$7.4
Option expense	1.1	2.0	2.8	3.5
RSU/DSU expense	1.7	0.2	3.6	0.7
Total stock-based compensation expense	$4.5	$7.6	$10.6	$11.6

In the six months ended June 30, 2016, the Company recorded $2.0 million of accelerated amortization associated with executive management transition. The Company recorded $4.0 million of accelerated amortization associated with executive management transition for the three and six months ended June 30, 2015.

The Company has 1.3 million PRSUs outstanding that will vest if the Company achieves more than $650 million of Adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") for 2017 (the "2017 Aspirational Plan PRSUs"). All of the 2017 Aspirational Plan PRSUs will vest in full if the Company achieves Adjusted EBITDA in 2017 greater than $650 million. In addition, if this target is not met in 2017 but the Company achieves more than $650 million in Adjusted EBITDA for 2018, then one-third of the total 2017 Aspirational Plan PRSUs will vest, and the remaining 2017 Aspirational Plan PRSUs will be forfeited. If the Company does not achieve more than $650 million of Adjusted EBITDA in either 2017 or 2018, then all of the 2017 Aspirational Plan PRSUs will be forfeited. Adjusted EBITDA is defined as the Company’s "Consolidated EBITDA" as such term is defined in the Company’s 2012 Credit Agreement.

The Company did not record any stock-based compensation expense related to the 2017 Aspirational Plan PRSUs during the three or six months ended June 30, 2016 or 2015, as it is not considered probable that the Company will achieve the specified performance target as of December 31, 2017 or December 31, 2018. The Company will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for 2017 is $92.4 million, which would be expensed over the service period if it becomes probable of achieving the performance condition.
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

The complaint alleges that the Company engaged in unfair business practices, false advertising, and misrepresentations or omissions related to the sale of certain products. The plaintiffs seek restitution, injunctive relief and all other relief allowed under applicable state laws, interest, attorneys’ fees and costs. The purported classes do not seek damages for physical injuries. The Company believes the case lacks merit and intends to defend against the claims vigorously. The Court was scheduled to consider class certification motions in the fourth quarter of 2015; however, the plaintiffs filed a Motion to Amend the Complaint, at which time the Company filed a Motion to Dismiss the Amended Complaint. A hearing on the Motion to Dismiss was held January 28, 2016 and the Court denied in part and granted in part the Company’s Motion to Dismiss, allowing certain claims to proceed. The Court is now scheduled to consider class certification motions in the fourth quarter of 2016. The outcome of this case remains uncertain. As a result, the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that this matter will not have a material adverse effect on the Company’s financial position or results of operations.

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

The Company has also undertaken a remediation of soil and groundwater contamination at an inactive facility located in Oakville, Connecticut. Although the Company is conducting the remediation voluntarily, it obtained Connecticut Department of Energy and Environmental Protection (“DEEP”) approval of the remediation plan. In 2012, the Company submitted separate closure reports to the Connecticut DEEP for the lower portion of the site and the upper portion of the site.  The Connecticut DEEP approved the Company’s closure report for the upper portion of the site and also gave conditional approval to the Company’s closure report for the lower portion of the site.  The Company is continuing to work with the Connecticut DEEP and is performing additional testing to obtain closure for the lower portion of the site. The Company does not believe the contamination on this site is attributable to the Company’s operations, or that it will have a material effect on the Company's financial statements.

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

(c) Income Tax Assessments. We have received income tax assessments from the Danish Tax Authority ("SKAT") with respect to the tax years 2001 through 2008 relating to the royalty paid by certain of Tempur Sealy International’s U.S. subsidiaries to a Danish subsidiary. For more information please refer to Note 9, “Income Taxes”, in our Condensed Consolidated Financial Statements.

(d) Other. The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.
(9) Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2016 and 2015 was 31.5% and 28.3%, respectively. The Company’s effective tax rate for the six months ended June 30, 2016 and 2015 was 31.0% and 28.8%, respectively. The Company’s income tax rate for the three and six months ended June 30, 2016 and 2015 differed from the U.S. federal statutory rate of 35.0% principally due to certain foreign income tax rate differentials, state and local income taxes, the production activities deduction, certain other permanent differences, and changes in the Company’s uncertain tax positions.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The cumulative total tax assessment at June 30, 2016 for all years for which an assessment has been received (2001 - 2008) is approximately Danish Krone ("DKK") 1,501.7 million, including interest and penalties ($223.8 million, based on the DKK to USD exchange rate on June 30, 2016). The cumulative total tax assessment at December 31, 2015 for all years for which an assessment had been received up through that date (2001 - 2008) including interest and penalties was approximately DKK 1,363.1 million ($199.6 million, based on the DKK to USD exchange rate on December 31, 2015). If SKAT continues to issue assessments for each year not currently assessed, the Company expects the aggregate assessments for such years (2009 - 2015) to be in excess of the amounts described above as assessed for the years 2001 - 2008.

The Company and SKAT continued negotiations with respect to this matter in the second quarter of 2016 and the Company expects such negotiations to continue into the third quarter of 2016. At June 30, 2016, the Company had accrued approximately $79.0 million for this matter, which was adjusted to reflect additional interest during the second quarter of 2016. In July 2016, the Company paid a deposit to SKAT consistent with its reserve position for this royalty matter to mitigate additional interest and foreign exchange exposure. The uncertain tax liability reflects the Company’s best judgment of the facts, circumstances and information available through June 30, 2016.

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

From June 2012 through June 30, 2016, SKAT withheld Value Added Tax refunds otherwise owed to the Company, pending resolution of this matter. Total withheld refunds at June 30, 2016 and December 31, 2015 are approximately $32.6 million and $26.0 million, respectively, and are included within other non-current assets on the Condensed Consolidated Balance Sheets.

Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. It is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, including the Danish tax matter, or the expiration of applicable statute of limitations; however, the Company is not able to estimate the impact of these items at this time. There were no significant changes to the liability for unrecognized tax benefits during the three months ended June 30, 2016.
(10) Major Customers

On February 5, 2016, Mattress Firm Holding Corp. ("Mattress Firm") acquired all of the outstanding equity interests in HMK Mattress Holdings, LLC ("Sleepy’s"). Sleepy’s has historically been one of the Company's top five customers and, as a result of this acquisition, the combined companies represented 23.8% and 25.8% of the Company's sales for the three months ended June 30, 2016 and 2015, respectively. Net sales for the combined companies represented 22.4% and 24.0% of the Company's sales for the six months ended June 30, 2016 and 2015. Net sales from this customer are included in the North America segment.

The top five customers, including the impact of the Mattress Firm acquisitions, accounted for approximately 40.4% and 42.8% of the Company’s sales for the three months ended June 30, 2016 and 2015, respectively. The top five customers, including the impact of the Mattress Firm acquisition of Sleepy's and prior acquisitions, accounted for approximately 40.5% and 42.0% of the Company's sales for the six months ended June 30, 2016 and 2015, respectively. The top five customers, including the impact of the Mattress Firm acquisitions, accounted for approximately 40.9%, 37.7% and 41.9% of accounts receivable, net as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(11) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International. As presented on the Company's Condensed Consolidated Statements of Income, the Company has included the effect of the $(0.1) million and $0.9 million Comfort Revolution redemption value adjustment, net of tax, for the three and six months ended June 30, 2015 in Net income attributable to Tempur Sealy International, Inc. below. As of June 30, 2016, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three or six months ended June 30, 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per common share amounts)	2016	2015	2016	2015
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$21.3	$21.2	$60.9	$44.6

Denominator:
Denominator for basic earnings per common share-weighted average shares	60.2	61.3	61.1	61.1
Effect of dilutive securities:
Employee stock-based compensation	0.6	1.1	0.6	1.2
Denominator for diluted earnings per common share-adjusted weighted average shares	60.8	62.4	61.7	62.3

Basic earnings per common share	$0.35	$0.35	$1.00	$0.73

Diluted earnings per common share	$0.35	$0.34	$0.99	$0.72

The Company excluded 0.4 million and 0.1 million shares issuable upon exercise of outstanding stock options for the three months ended June 30, 2016 and 2015, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. The Company excluded 0.4 million shares issuable upon exercise of outstanding stock options for the six months ended June 30, 2016 and 2015 from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.
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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes total assets by segment:

	June 30,	December 31,
(in millions)	2016	2015
North America	$2,577.4	$2,533.1
International	521.6	477.1
Corporate	700.7	775.0
Inter-segment eliminations	(1,080.3)	(1,129.7)
Total assets	$2,719.4	$2,655.5

     The following table summarizes property, plant and equipment, net by segment:

	June 30,	December 31,
(in millions)	2016	2015
North America	$237.8	$239.2
International	54.3	54.8
Corporate	70.1	67.7
Total property, plant and equipment, net	$362.2	$361.7

The following table summarizes segment information for the three months ended June 30, 2016:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$636.2	$108.6	$—	$—	$744.8
Other sales	32.0	27.6	—	—	59.6
Net sales	668.2	136.2	—	—	804.4

Inter-segment sales	$1.3	$0.1	$—	$(1.4)	$—
Inter-segment royalty expense (income)	2.1	(2.1)	—	—	—
Gross profit	267.3	69.6	—	—	336.9
Operating income (loss)	103.3	23.2	(26.3)	—	100.2
Income (loss) before income taxes	100.2	21.0	(92.0)	—	29.2

Depreciation and amortization(1)	$10.9	$3.9	$8.1	$—	$22.9
Capital expenditures	5.7	2.4	3.6	—	11.7

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information for the three months ended June 30, 2015:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$604.8	$106.6	$—	$—	$711.4
Other sales	25.5	27.5	—	—	53.0
Net sales	630.3	134.1	—	—	764.4

Inter-segment sales	$1.8	$0.2	$—	$(2.0)	$—
Inter-segment royalty expense (income)	1.8	(1.8)	—	—	—
Gross profit	227.4	70.1	—	—	297.5
Operating income (loss)	64.6	23.7	(36.3)	—	52.0
Income (loss) before income taxes	62.1	20.8	(53.6)	—	29.3

Depreciation and amortization(1)	$11.6	$4.1	$10.8	$—	$26.5
Capital expenditures	9.9	3.3	5.4	—	18.6

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the six months ended June 30, 2016:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$1,190.6	$221.7	$—	$—	$1,412.3
Other sales	57.6	55.5	—	—	113.1
Net sales	1,248.2	277.2	—	—	1,525.4

Inter-segment sales	$2.5	$0.1	$—	$(2.6)	$—
Inter-segment royalty expense (income)	3.8	(3.8)	—	—	—
Gross profit	481.8	146.1	—	—	627.9
Operating income (loss)	180.6	50.5	(54.2)	—	176.9
Income (loss) before income taxes	177.2	45.4	(137.1)	—	85.5

Depreciation and amortization(1)	$21.2	$7.8	$17.6	$—	$46.6
Capital expenditures	11.3	4.7	8.3	—	24.3

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the six months ended June 30, 2015:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$1,163.4	$223.7	$—	$—	$1,387.1
Other sales	61.0	55.8	—	—	116.8
Net sales	1,224.4	279.5	—	—	1,503.9

Inter-segment sales	$3.5	$0.3	$—	$(3.8)	$—
Inter-segment royalty expense (income)	3.3	(3.3)	—	—	—
Gross profit	430.5	145.7	—	—	576.2
Operating income (loss)	122.5	49.0	(65.1)	—	106.4
Income (loss) before income taxes	118.6	46.1	(100.1)	—	64.6

Depreciation and amortization(1)	$22.2	$8.1	$18.0	$—	$48.3
Capital expenditures	18.1	5.4	10.5	—	34.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes property, plant and equipment, net by geographic region:

	June 30,	December 31,
(in millions)	2016	2015
United States	$300.8	$300.1
Canada	7.1	6.8
Other International	54.3	54.8
Total property, plant and equipment, net	$362.2	$361.7
Total International	$61.4	$61.6

The following table summarizes net sales by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
United States	$614.1	$580.9	$1,151.3	$1,128.6
Canada	54.1	49.4	96.9	95.8
Other International	136.2	134.1	277.2	279.5
Total net sales	$804.4	$764.4	$1,525.4	$1,503.9
Total International	$190.3	$183.5	$374.1	$375.3
(13) Guarantor/Non-Guarantor Financial Information

The $375.0 million, $450.0 million and $600 million aggregate principal amount of 2020 Senior Notes, 2023 Senior Notes, and 2026 Senior Notes (collectively the "Senior Notes"), respectively, are general unsecured senior obligations of Tempur Sealy International and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by all of Tempur Sealy International’s 100% directly or indirectly owned current and future domestic subsidiaries (the "Combined Guarantor Subsidiaries"). The foreign subsidiaries (the "Combined Non-Guarantor Subsidiaries") represent the foreign operations of the Company and do not guarantee the Senior Notes. A subsidiary guarantor will be released from its obligations under the applicable indenture governing the Senior Notes when: (a) the subsidiary guarantor is sold or sells all or substantially all of its assets; (b) the subsidiary is declared "unrestricted" under the applicable indenture governing the Senior Notes; (c) the subsidiary’s guarantee of indebtedness under the 2012 Credit Agreement (as it may be amended, refinanced or replaced) is released (other than a discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the applicable indenture have been satisfied. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned subsidiary guarantors and non-guarantor subsidiaries. The Company has accounted for its investments in its subsidiaries under the equity method.

The following financial information presents the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2016 and 2015, the Supplemental Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended June 30, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$628.3	$190.8	$(14.7)	$804.4
Cost of sales	—	376.9	105.3	(14.7)	467.5
Gross profit	—	251.4	85.5	—	336.9
Selling and marketing expenses	0.9	126.1	45.8	—	172.8
General, administrative and other expenses	4.0	51.0	16.9	—	71.9
Equity income in earnings of unconsolidated affiliates	—	—	(3.4)	—	(3.4)
Royalty (income) expense, net	—	(4.7)	0.1	—	(4.6)
Operating (loss) income	(4.9)	79.0	26.1	—	100.2

Other expense, net:
Third party interest expense, net	16.1	6.1	0.9	—	23.1
Intercompany interest (income) expense, net	(1.1)	0.1	1.0	—	—
Interest expense, net	15.0	6.2	1.9	—	23.1
Loss on extinguishment of debt	34.3	12.9	—	—	47.2
Other expense, net	—	0.2	0.5	—	0.7
Total other expense, net	49.3	19.3	2.4	—	71.0

Income from equity investees	55.2	19.2	—	(74.4)	—

Income before income taxes	1.0	78.9	23.7	(74.4)	29.2
Income tax benefit (provision)	19.0	(23.7)	(4.5)	—	(9.2)
Net income before non-controlling interest	20.0	55.2	19.2	(74.4)	20.0
Less: Net loss attributable to non-controlling interest	(1.3)	(1.3)	—	1.3	(1.3)
Net income attributable to Tempur Sealy International, Inc.	$21.3	$56.5	$19.2	$(75.7)	$21.3

Comprehensive income attributable to Tempur Sealy International, Inc.	$18.0	$57.0	$15.4	$(72.4)	$18.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended June 30, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$592.5	$184.2	$(12.3)	$764.4
Cost of sales	—	378.7	100.5	(12.3)	466.9
Gross profit	—	213.8	83.7	—	297.5
Selling and marketing expenses	0.9	123.3	44.4	—	168.6
General, administrative and other expenses	7.3	60.9	16.9	—	85.1
Equity income in earnings of unconsolidated affiliates	—	—	(3.4)	—	(3.4)
Royalty income, net of royalty expense	—	(4.8)	—	—	(4.8)
Operating (loss) income	(8.2)	34.4	25.8	—	52.0

Other expense, net:
Third party interest expense, net	6.7	13.2	0.6	—	20.5
Intercompany interest expense (income), net	8.2	(8.9)	0.7	—	—
Interest expense, net	14.9	4.3	1.3	—	20.5
Other expense, net	—	0.6	1.6	—	2.2
Total other expense, net	14.9	4.9	2.9	—	22.7

Income from equity investees	37.4	17.7	—	(55.1)	—

Income before income taxes	14.3	47.2	22.9	(55.1)	29.3
Income tax benefit (provision)	6.7	(9.8)	(5.2)	—	(8.3)
Net income before non-controlling interest	21.0	37.4	17.7	(55.1)	21.0
Less: Net loss attributable to non-controlling interest	(0.2)	(0.2)	—	0.2	(0.2)
Net income attributable to Tempur Sealy International, Inc.	$21.2	$37.6	$17.7	$(55.3)	$21.2

Comprehensive income attributable to Tempur Sealy International, Inc.	$28.4	$37.4	$25.4	$(62.8)	$28.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,179.0	$374.8	$(28.4)	$1,525.4
Cost of sales	—	725.2	200.7	(28.4)	897.5
Gross profit	—	453.8	174.1	—	627.9
Selling and marketing expenses	2.7	228.3	91.9	—	322.9
General, administrative and other expenses	8.8	102.0	32.8	—	143.6
Equity income in earnings of unconsolidated affiliates	—	—	(6.2)	—	(6.2)
Royalty (income) expense, net	—	(9.5)	0.2	—	(9.3)
Operating (loss) income	(11.5)	133.0	55.4	—	176.9

Other expense, net:
Third party interest expense, net	36.2	6.9	1.4	—	44.5
Intercompany interest (income) expense, net	(2.2)	—	2.2	—	—
Interest expense, net	34.0	6.9	3.6	—	44.5
Loss on extinguishment of debt	34.3	12.9	—	—	47.2
Other (income) expense, net	—	(1.4)	1.1	—	(0.3)
Total other expense, net	68.3	18.4	4.7	—	91.4

Income from equity investees	111.7	41.2	—	(152.9)	—

Income before income taxes	31.9	155.8	50.7	(152.9)	85.5
Income tax benefit (provision)	27.1	(44.1)	(9.5)	—	(26.5)
Net income before non-controlling interest	59.0	111.7	41.2	(152.9)	59.0
Less: Net (loss) income attributable to non-controlling interest	(1.9)	(1.9)	—	1.9	(1.9)
Net income attributable to Tempur Sealy International, Inc.	$60.9	$113.6	$41.2	$(154.8)	$60.9

Comprehensive income attributable to Tempur Sealy International, Inc.	$71.8	$114.2	$51.4	$(165.6)	$71.8

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
June 30, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$61.9	$76.0	$—	$137.9
Accounts receivable, net	—	276.5	137.5	—	414.0
Inventories, net	—	167.6	58.0	—	225.6
Income taxes receivable	219.9	—	—	(219.9)	—
Prepaid expenses and other current assets	0.5	46.8	24.1	—	71.4
Total Current Assets	220.4	552.8	295.6	(219.9)	848.9
Property, plant and equipment, net	—	300.8	61.4	—	362.2
Goodwill	—	501.4	218.2	—	719.6
Other intangible assets, net	—	606.3	85.6	—	691.9
Deferred income taxes	19.2	—	12.5	(19.2)	12.5
Other non-current assets	—	30.9	53.4	—	84.3
Net investment in subsidiaries	2,096.1	—	—	(2,096.1)	—
Due from affiliates	505.3	1,688.2	5.0	(2,198.5)	—
Total Assets	$2,841.0	$3,680.4	$731.7	$(4,533.7)	$2,719.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6.7	$195.1	$51.7	$—	$253.5
Accrued expenses and other current liabilities	8.9	186.4	68.4	—	263.7
Income taxes payable	—	215.8	5.2	(219.9)	1.1
Current portion of long-term debt	—	146.9	3.3	—	150.2
Total Current Liabilities	15.6	744.2	128.6	(219.9)	668.5
Long-term debt, net	1,039.7	486.9	—	—	1,526.6
Deferred income taxes	—	191.4	22.4	(19.2)	194.6
Other non-current liabilities	—	156.4	5.3	—	161.7
Due to affiliates	1,617.7	5.4	579.1	(2,202.2)	—
Total Liabilities	2,673.0	1,584.3	735.4	(2,441.3)	2,551.4

Redeemable non-controlling interest	10.5	10.5	—	(10.5)	10.5

Total Stockholders’ Equity	157.5	2,085.6	(3.7)	(2,081.9)	157.5
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,841.0	$3,680.4	$731.7	$(4,533.7)	$2,719.4

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(29.9)	$32.3	$49.5	$—	$51.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	(19.4)	(4.9)	—	(24.3)
Contributions (paid to) received from subsidiaries and affiliates	—	(40.1)	40.1	—	—
Net cash (used in) provided by investing activities	—	(59.5)	35.2	—	(24.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	600.0	830.1	5.2	—	1,435.3
Repayments of borrowings under long-term debt obligations	(375.0)	(839.6)	(15.8)	—	(1,230.4)
Net activity in investment in and advances from (to) subsidiaries and affiliates	45.7	(17.1)	(28.6)		—
Proceeds from exercise of stock options	6.0	—	—	—	6.0
Excess tax benefit from stock-based compensation	3.0	—	—	—	3.0
Treasury stock repurchased	(217.3)	—	—	—	(217.3)
Payment of deferred financing costs	(2.9)	(3.3)	—	—	(6.2)
Fees paid to lenders	(6.0)	(1.8)	—	—	(7.8)
Call premium on 2020 Senior Notes	(23.6)	—	—	—	(23.6)
Other	—	(1.0)	1.4	—	0.4
Net cash provided by (used in) financing activities	29.9	(32.7)	(37.8)	—	(40.6)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3.0)	—	(3.0)
(Decrease) increase in cash and cash equivalents	—	(59.9)	43.9	—	(16.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	121.8	32.1	—	153.9
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$61.9	$76.0	$—	$137.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(49.6)	$31.6	$19.1	$—	$1.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(27.8)	(6.2)	—	(34.0)
Proceeds from disposition of business and other	—	7.2	(0.1)		7.1
Net cash used in investing activities	—	(20.6)	(6.3)	—	(26.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	283.0	—	—	283.0
Repayments of borrowings under long-term debt obligations	—	(311.5)	—	—	(311.5)
Net activity in investment in and advances from (to) subsidiaries and affiliates	25.2	3.1	(28.3)	—	—
Proceeds from exercise of stock options	10.5	—	—	—	10.5
Excess tax benefit from stock-based compensation	14.7	—	—	—	14.7
Treasury stock repurchased	(1.2)	—	—	—	(1.2)
Other	—	(2.1)	0.9	—	(1.2)
Net cash provided by (used in) financing activities	49.2	(27.5)	(27.4)	—	(5.7)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	4.4	—	4.4
Decrease in cash and cash equivalents	(0.4)	(16.5)	(10.2)	—	(27.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0.4	25.5	36.6	—	62.5
CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$9.0	$26.4	$—	$35.4

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and six months ended June 30, 2016, including the following topics:

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

Results of Operations

A summary of our results for the three months ended June 30, 2016 include:

•
Total net sales increased 5.2% to $804.4 million from $764.4 million in the second quarter of 2015. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 6.6%, with an increase of 6.4% in the North America segment and an increase of 7.6% in the International segment.

•	Gross margin was 41.9% as compared to 38.9% in the second quarter of 2015.

•
Operating income increased 92.7% to $100.2 million as compared to $52.0 million in the second quarter of 2015. Operating income in the second quarter of 2016 included $1.0 million of integration costs. Operating income in the second quarter of 2015 included $6.7 million of integration costs and $11.7 million of additional costs related to the Company's 2015 Annual Meeting and related executive management transition and retention compensation.

•
Earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, increased 61.7% to $123.7 million as compared to $76.5 million for the second quarter of 2015. Adjusted EBITDA, which is a non-GAAP financial measure, increased 38.1% to $124.7 million as compared to $90.3 million in the second quarter of 2015.

•
The Company incurred a $47.2 million loss on extinguishment of debt in the second quarter of 2016 associated with the completion of the 2016 Credit Agreement, issuance of the 2026 Senior Notes and redemption of the 2020 Senior Notes.

•	Net income increased 0.5% to $21.3 million as compared to $21.2 million in the second quarter of 2015.

•	Earnings per diluted share ("EPS") was $0.35 as compared to $0.34 in the second quarter of 2015.

A summary of our results for the six months ended June 30, 2016 include:

•
Net sales increased 1.4% to $1,525.4 million from $1,503.9 million in the six months ended June 30, 2015, driven by new product introductions in the North America segment. On a constant currency basis, total net sales increased 3.3%.

•	Net income increased 36.5% to $60.9 million from $44.6 million in the six months ended June 30, 2015.

•	EPS increased 37.5% to $0.99 from $0.72 in the six months ended June 30, 2015.

For a discussion and reconciliation of non-GAAP financial measures as discussed above to the corresponding GAAP financial results, refer to the non-GAAP financial information set forth below under the heading "Non-GAAP Financial Information."

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

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended June 30,
(in millions, except per share amounts)	2016		2015
Net sales	$804.4	100.0%	$764.4	100.0%
Cost of sales	467.5	58.1	466.9	61.1
Gross profit	336.9	41.9	297.5	38.9
Selling and marketing expenses	172.8	21.5	168.6	22.1
General, administrative and other expenses	71.9	8.9	85.1	11.1
Equity income in earnings of unconsolidated affiliates	(3.4)	(0.4)	(3.4)	(0.4)
Royalty income, net of royalty expense	(4.6)	(0.6)	(4.8)	(0.7)
Operating income	100.2	12.5	52.0	6.8

Other expense, net:
Interest expense, net	23.1	2.9	20.5	2.7
Loss on extinguishment of debt	47.2	5.9	—	—
Other income, net	0.7	—	2.2	0.3
Total other expense, net	71.0	8.8	22.7	3.0

Income before income taxes	29.2	3.6	29.3	3.8
Income tax provision	(9.2)	(1.1)	(8.3)	(1.0)
Net income before non-controlling interest	20.0	2.5	21.0	2.8
Less: Net loss attributable to non-controlling interest(1)	(1.3)	(0.2)	(0.2)	—
Net income attributable to Tempur Sealy International, Inc.	$21.3	2.6%	$21.2	2.8%

Earnings per common share:
Basic	$0.35		$0.35
Diluted	$0.35		$0.34

Weighted average common shares outstanding:
Basic	60.2		61.3
Diluted	60.8		62.4

(1)
Loss attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended June 30, 2016 and 2015 represented $(1.3) million and $(0.1) million, respectively. As of June 30, 2015, the redemption value exceeded the accumulated earnings of the Company's redeemable non-controlling interest in Comfort Revolution, LLC. Accordingly, for the three months ended June 30, 2015, the Company recorded a $(0.1) million adjustment, net of tax, to adjust the carrying value of redeemable non-controlling interest to its redemption value. As of June 30, 2016, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three months ended June 30, 2016.

NET SALES

	Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
(in millions)	Consolidated		North America		International
Net sales by channel
Retail channel	$725.5	$703.7	$630.9	$608.3	$94.6	$95.4
Other channel	78.9	60.7	37.3	22.0	41.6	38.7
Total net sales	$804.4	$764.4	$668.2	$630.3	$136.2	$134.1

Net sales by product
Bedding	$744.8	$711.4	$636.2	$604.8	$108.6	$106.6
Other products	59.6	53.0	32.0	25.5	27.6	27.5
Total net sales	$804.4	$764.4	$668.2	$630.3	$136.2	$134.1

Net sales increased 5.2%, and on a constant currency basis increased 6.6%. The increase in net sales was driven by:

•
North America net sales increased 6.0%. On a constant currency basis, net sales increased approximately 6.4%. Net sales of Bedding products increased $31.4 million, or 5.2%, primarily due to the success of new product introductions and expanded distribution. Net sales of Other products increased $6.5 million, or 25.5%, primarily as a result of an increase in net sales through our U.S. joint venture. Canada net sales increased 9.5% and, on a constant currency basis, increased 15.0%.

•
International net sales increased 1.6%. On a constant currency basis, International net sales increased approximately 7.6%, with growth across all major regions. The increase in net sales was primarily due to the success of new product introductions, an increase in direct sales of our Tempur products in Asia-Pacific and an increase in net sales of our Sealy products in Latin America. International Other channel sales increased 16.5% on a constant currency basis, primarily driven by increases in net sales through the Internet and our company-owned stores.

GROSS PROFIT

	Three Months Ended June 30,
	2016		2015
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$267.3	40.0%	$227.4	36.1%	3.9%
International	69.6	51.1%	70.1	52.3%	(1.2)%
Consolidated gross margin	$336.9	41.9%	$297.5	38.9%	3.0%

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

Gross margin increased 300 basis points. The increase was primarily driven by 150 basis points of operational improvements, including sourcing improvements and decreased commodity costs. In addition, gross margin improved 150 basis points due to pricing actions and product mix. Gross margin also improved 50 basis points due to a decrease in expenses related to the transition of manufacturing and distribution facilities. These factors were partially offset by unfavorable discounts on new product introductions of 40 basis points, as our product introductions in the second quarter of 2016 were more significant than in 2015.

•
North America gross margin increased 390 basis points. The increase was driven primarily by 190 basis points of operational improvements, including sourcing improvements and decreased commodity costs. In addition, gross margin improved 190 basis points due to pricing actions and product mix. Gross margin also improved 50 basis points due to a decrease in expenses related to the transition of manufacturing and distribution facilities. These factors were partially offset by un favorable discounts on new product introductions of 50 basis points, as our product introductions in the second quarter of 2016 were more significant than in 2015.

•
International gross margin decreased 120 basis points. The decrease was driven primarily by 60 basis points of costs associated with product introductions, and 30 basis points of unfavorable product mix. Gross margin was also impacted by an increase in net sales of Sealy products sold in our International segment relative to net sales of Tempur products, which negatively impacts our gross margin, as well as unfavorable foreign exchange rates. These factors were slightly offset by a 30 basis point improvement in channel mix, as we expand distribution through more profitable direct-to-consumer channels.

OPERATING EXPENSES

	Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$93.8	$96.3	$86.0	$87.9	$7.8	$8.4	$—	$—
Other selling and marketing expenses	79.0	72.3	47.4	41.7	30.7	29.7	0.9	0.9
General, administrative and other expenses	71.9	85.1	32.5	35.3	14.0	14.4	25.4	35.4
Total operating expenses	$244.7	$253.7	$165.9	$164.9	$52.5	$52.5	$26.3	$36.3

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

Operating expenses decreased $9.0 million or 3.5%, and decreased 280 basis points as a percentage of net sales. In the second half of 2015, we took actions to reduce our overhead expenses. We expect the impact of these headcount reductions and international store closures will reduce our overall operating expenses by approximately $3.5 million per quarter in 2016 as compared to 2015. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses increased $1.0 million and decreased 140 basis points as a percentage of net sales. This increase was primarily driven by a $5.7 million increase in other selling and marketing expenses, primarily due to in-store marketing and media investments associated with new product introductions. This increase was partially offset by a $2.8 million decrease in general, administrative and other expenses, primarily as a result of a $1.4 million decrease in research and development costs.

•	International operating expenses remained relatively flat and decreased slightly as a percentage of net sales.

•
Corporate operating expenses decreased $10.0 million, or 27.5%. In the second quarter of 2015, we incurred $7.4 million of executive management transition and retention compensation and $4.2 million of additional costs related to our 2015 Annual Meeting and related issues, which were not incurred in the second quarter of 2016. These decreases were partially offset by an increase in performance related compensation expense.

Research and development expenses for the three months ended June 30, 2016 were $6.9 million compared to $8.1 million for the three months ended June 30, 2015, a decrease of $1.2 million, or 14.8%.

OPERATING INCOME

	Three Months Ended June 30,
	2016		2015
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$103.3	15.5%	$64.6	10.2%	5.3%
International	23.2	17.0%	23.7	17.7%	(0.7)%
	126.5		88.3
Corporate expenses	(26.3)		(36.3)
Total operating income	$100.2	12.5%	$52.0	6.8%	5.7%

Operating income increased $48.2 million and operating margin improved 570 basis points. The increase was driven by:

•
North America operating income increased $38.7 million and operating margin improved 530 basis points. The improvement in operating margin was primarily driven by improved gross margin of 390 basis points and an improvement of operating expense leverage of 140 basis points.

•
International operating income decreased $0.5 million and operating margin decreased 70 basis points. The decrease in operating margin was primarily driven by a decrease in gross margin of 120 basis points, offset slightly by an improvement in operating expense leverage of 60 basis points.

INTEREST EXPENSE, NET

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	% Change
Interest expense, net	$23.1	$20.5	12.7%

Interest expense, net, increased $2.6 million or 12.7%. In connection with the overlapping period between the issuance of the 2026 Senior Notes on May 24, 2016 and redemption of the 2020 Senior Notes on June 23, 2016, we incurred an additional $2.1 million of interest compared to the three months ended June 30, 2015. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

LOSS ON EXTINGUISHMENT OF DEBT

In the second quarter of 2016, we issued our 2026 Senior Notes and completed our 2016 Credit Agreement. The net proceeds of the 2026 Senior Notes offering were used in part to redeem the 2020 Senior Notes. The net proceeds from the 2016 Credit Agreement were used to repay in full the 2012 Credit Agreement and to pay certain transaction fees and expenses incurred in connection with the 2016 Credit Agreement. In association with these transactions, we recorded a $47.2 million loss on extinguishment of debt. The $47.2 million loss includes a $23.6 million premium on the prepayment of our 2020 Senior Notes, $11.0 million and $4.8 million of deferred financing costs ("DFCs") write-offs for the 2012 Credit Agreement and 2020 Senior Notes, respectively, and $1.9 million and $5.9 million of lender expenses for the 2016 Credit Agreement and 2026 Senior Notes, respectively. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

INCOME TAX PROVISION

	Three Months Ended June 30,
(in millions, except percentages)	2016	2015	% Change
Income tax provision	$9.2	$8.3	10.8%
Effective tax rate	31.5%	28.3%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $0.9 million due primarily to normal permanent book to tax difference items as well as an increase of income before income taxes, and our effective tax rate increased 320 basis points. For the three months ended June 30, 2016 and 2015, there were no material non-recurring items that impacted the effective tax rate in each period, respectively.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Six Months Ended June 30,
(in millions, except per share amounts)	2016		2015
Net sales	$1,525.4	100.0%	$1,503.9	100.0%
Cost of sales	897.5	58.8	927.7	61.7
Gross profit	627.9	41.2	576.2	38.3
Selling and marketing expenses	322.9	21.2	322.4	21.4
General, administrative and other expenses	143.6	9.4	162.8	10.8
Equity income in earnings of unconsolidated affiliates	(6.2)	(0.4)	(6.4)	(0.4)
Royalty income, net of royalty expense	(9.3)	(0.6)	(9.0)	(0.6)
Operating income	176.9	11.6	106.4	7.1

Other expense, net:
Interest expense, net	44.5	2.9	40.9	2.7
Loss on extinguishment of debt	47.2	3.1	—	—
Other (income) expense, net	(0.3)	—	0.9	0.1
Total other expense, net	91.4	6.0	41.8	2.8

Income before income taxes	85.5	5.6	64.6	4.3
Income tax provision	(26.5)	(1.7)	(18.6)	(1.2)
Net income before non-controlling interest	59.0	3.9	46.0	3.1
Less: Net (loss) income attributable to non-controlling interest(1)	(1.9)	(0.1)	1.4	0.1
Net income attributable to Tempur Sealy International, Inc.	$60.9	4.0%	$44.6	3.0%

Earnings per common share:
Basic	$1.00		$0.73
Diluted	$0.99		$0.72

Weighted average common shares outstanding:
Basic	61.1		61.1
Diluted	61.7		62.3

(1)
(Loss) income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the six months ended June 30, 2016 and 2015 represented $(1.9) million and $0.5 million, respectively. As of June 30, 2015, the redemption value exceeded the accumulated earnings of the Company's redeemable non-controlling interest in Comfort Revolution, LLC. Accordingly, for the six months ended June 30, 2015, the Company recorded a $0.9 million adjustment, net of tax, to adjust the carrying value of redeemable non-controlling interest to its redemption value. As of June 30, 2016, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the six months ended June 30, 2016.

NET SALES

	Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
(in millions)	Consolidated		North America		International
Net sales by channel
Retail channel	$1,375.1	$1,379.8	$1,180.2	$1,178.1	$194.9	$201.7
Other channel	150.3	124.1	68.0	46.3	82.3	77.8
Total net sales	$1,525.4	$1,503.9	$1,248.2	$1,224.4	$277.2	$279.5

Net sales by product
Bedding	$1,412.3	$1,387.1	$1,190.6	$1,163.4	$221.7	$223.7
Other products	113.1	116.8	57.6	61.0	55.5	55.8
Total net sales	$1,525.4	$1,503.9	$1,248.2	$1,224.4	$277.2	$279.5

Net sales increased 1.4%, and on a constant currency basis increased 3.3%. The increase in net sales was driven by:

•
North America net sales increased 1.9%. On a constant currency basis, net sales increased approximately 2.5%. Net sales of Bedding products increased $27.2 million, or 2.3%, primarily due to the success of new product introductions and expanded distribution. Net sales of Other products decreased $3.4 million, or 5.6% primarily as a result of a decline in net sales through our U.S. joint venture. Canada net sales increased 1.1%, and, on a constant currency basis, increased 8.9%.

•
International net sales decreased 0.8% due to unfavorable foreign exchange rates. On a constant currency basis, International net sales increased approximately 6.7%, with growth across all major regions. Constant currency growth in International was primarily driven by the success of new product introductions, an increase in direct sales of our Tempur products in Asia-Pacific and an increase in net sales of our Sealy products in Latin America. On a constant currency basis, International Other channel sales increased 17.4%, primarily driven by an increase in net sales through the Internet and our company-owned stores.

GROSS PROFIT

	Six Months Ended June 30,
	2016		2015
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$481.8	38.6%	$430.5	35.2%	3.4%
International	146.1	52.7%	145.7	52.1%	0.6%
Consolidated gross margin	$627.9	41.2%	$576.2	38.3%	2.9%

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

Gross margin increased 290 basis points. The increase was primarily driven by 210 basis points of operational improvements, including sourcing improvements and decreased commodity costs. In addition, gross margin improved 70 basis points due to pricing actions and 60 basis points due to a decrease in expenses related to the transition of manufacturing and distribution facilities. These factors were partially offset by product mix, as well as unfavorable discounts on new product introductions of 30 basis points, as our product introductions in the first half of 2016 were more significant than in 2015.

•
North America gross margin increased 340 basis points. The increase was driven primarily by 270 basis points of operational improvements, including sourcing improvements and decreased commodity costs. In addition, gross margin improved 90 basis points due to pricing actions and 70 basis points due to a decrease in expenses related to the transition of manufactu ring and distribution facilities. These factors were partially offset by unfavorable discounts on new product introductions of 40 basis points, as our product introductions in the first half of 2016 were more significant than in 2015.

•
International gross margin increased 60 basis points. The increase was driven primarily by channel mix, as we expand distribution through more profitable direct-to-consumer channels, and operational improvements. These factors were partially offset by an increase in net sales of Sealy products and product introductions.

OPERATING EXPENSES

	Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$170.8	$177.1	$152.1	$158.0	$18.7	$19.1	$—	$—
Other selling and marketing expenses	152.1	145.3	88.5	82.6	60.9	60.9	2.7	1.8
General, administrative and other expenses	143.6	162.8	64.3	71.4	27.6	28.0	51.7	63.4
Total operating expenses	$466.5	$485.2	$304.9	$312.0	$107.2	$108.0	$54.4	$65.2

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

Operating expenses decreased $18.7 million or 3.9% and decreased 170 basis points as a percentage of net sales. In the second half of 2015, we took actions to reduce our overhead expenses. We expect the impact of these headcount reductions and international store closures will reduce our overall operating expenses by approximately $3.5 million per quarter in 2016 as compared to 2015. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses decreased $7.1 million and decreased 110 basis points as a percentage of net sales. This decrease was primarily driven by a $7.1 million decrease in general, administrative and other expenses, primarily as a result of a $2.1 million decrease in research and development costs and reduced operating expenses as a result of headcount reductions in the second half of 2015. Additionally, advertising expenses decreased $5.9 million, or 3.7%, and decreased 70 basis points as a percentage of net sales. These decreases were partially offset by a $5.9 million increase in other selling and marketing expenses, primarily due to in-store marketing and media investments associated with new product introductions.

•	International operating expenses remained relatively flat and increased slightly as a percentage of net sales.

•
Corporate operating expenses decreased $10.8 million, or 16.6%. In the first half of 2016, executive management transition and retention compensation decreased $4.4 million and integration costs decreased $1.2 million. In addition, in the first half of 2015 we incurred $6.3 million of additional costs related to our 2015 Annual Meeting which were not incurred in 2016. These decreases were partially offset by an increase in performance related compensation expense.

Research and development expenses for the six months ended June 30, 2016 were $13.1 million compared to $15.0 million for the six months ended June 30, 2015, a decrease of $1.9 million, or 12.7%.

OPERATING INCOME

	Six Months Ended June 30,
	2016		2015
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$180.6	14.5%	$122.5	10.0%	4.5%
International	50.5	18.2%	49.0	17.5%	0.7%
	231.1		171.5
Corporate expenses	(54.2)		(65.1)
Total operating income	$176.9	11.6%	$106.4	7.1%	4.5%

Operating income increased $70.5 million and operating margin improved 450 basis points. The increase was driven by:

•
North America operating income increased $58.1 million and operating margin improved 450 basis points. The improvement in operating margin was primarily driven by improved gross margin of 340 basis points and an improvement in operating expense leverage of 110 basis points.

•
International operating income increased $1.5 million and operating margin improved 70 basis points. The improvement in operating margin was primarily driven by improved gross margin of 60 basis points.

INTEREST EXPENSE, NET

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	% Change
Interest expense, net	$44.5	$40.9	8.8%

Interest expense, net, increased $3.6 million or 8.8%. In connection with the overlapping period between the issuance of the 2026 Senior Notes on May 24, 2016 and redemption of the 2020 Senior Notes on June 23, 2016, we incurred an additional $2.1 million of interest compared to the first half of 2015. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

LOSS ON EXTINGUISHMENT OF DEBT

In the second quarter of 2016, we issued our 2026 Senior Notes and completed our 2016 Credit Agreement. The net proceeds of the 2026 Senior Notes offering were used in part to redeem the 2020 Senior Notes. The net proceeds from the 2016 Credit Agreement were used to repay in full the 2012 Credit Agreement and to pay certain transaction fees and expenses incurred in connection with the 2016 Credit Agreement. In association with these transactions, we recorded a $47.2 million loss on extinguishment of debt. The $47.2 million loss includes a $23.6 million premium on the prepayment of our 2020 Senior Notes, $11.0 million and $4.8 million of DFCs write-offs for the 2012 Credit Agreement and 2020 Senior Notes, respectively, and $1.9 million and $5.9 million of lender expenses for the 2016 Credit Agreement and 2026 Senior Notes, respectively. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

INCOME TAX PROVISION

	Six Months Ended June 30,
(in millions, except percentages)	2016	2015	% Change
Income tax provision	$26.5	$18.6	42.5%
Effective tax rate	31.0%	28.8%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $7.9 million due primarily to an increase of income before income taxes, particularly that earned in higher taxing jurisdictions, and our effective tax rate increased 220 basis points. For the six months ended June 30, 2016 and 2015, there were no material non-recurring items that impacted the effective tax rate in each period, respectively.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of share repurchases, payments of principal and interest on our debt facilities, capital expenditures and working capital needs. As of June 30, 2016, we had working capital of $180.4 million, including cash and cash equivalents of $137.9 million, as compared to working capital of $96.1 million including $153.9 million in cash and cash equivalents as of December 31, 2015.

The increase in working capital was primarily driven by increases in accounts receivable and inventories, as well as decreases in accounts payable, income taxes payable and the current portion of long-term debt. This was partially offset by a decrease in cash and cash equivalents, as we funded our share repurchase program and other capital requirements, and increases in accrued expenses and other current liabilities. Accounts receivable increases are driven primarily by net sales, in addition to timing of customer collections. Inventory increased primarily due to the build-up associated with new product introductions in 2016.  Accounts payable decreases are driven primarily by the timing of payments to vendors. Income taxes payable decreases are driven primarily by the timing of estimated income tax payments. The current portion of long-term debt decreased due to the revised repayment terms negotiated for the term loan facility under our 2016 Credit Agreement. Accrued expenses and other current liabilities increases are driven primarily by the funding of employee compensation and customer incentive programs based on results year-to-date, which were offset by a $10.0 million contribution to our U.S. defined benefit pension plan during the second quarter of 2016.

The table below presents net cash used in operating, investing and financing activities for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$51.9	$1.1
Investing activities	(24.3)	(26.9)
Financing activities	(40.6)	(5.7)

Cash provided by operating activities increased $50.8 million in the first half of 2016 as compared to the first half of 2015. The increase in cash provided by operating activities was primarily the result of an increase in net income, excluding the impact of the loss on extinguishment of debt of $47.2 million. The loss on extinguishment of debt was composed of a non-cash write-off of $15.8 million in deferred financing costs associated with the 2012 Credit Agreement and 2020 Senior Notes, $7.8 million of fees paid to lenders associated with the 2016 Credit Agreement and 2026 Senior Notes, and $23.6 million of a call premium on our 2020 Senior Notes. The lender fees and call premium are presented as uses of cash in financing activities. Cash provided by operating activities also increased due to deferred income taxes, which was offset by increases in cash used in operating assets and liabilities.

Cash used in investing activities decreased $2.6 million in the first half of 2016 as compared to the first half of 2015. The decrease in cash used in investing activities is due to a decrease in capital expenditures, which is primarily due to the phasing of planned capital projects.

Cash used in financing activities increased $34.9 million in the first half of 2016 as compared to the first half of 2015. In the first half of 2016, we repurchased 3.8 million shares of treasury stock for $222.0 million, including $6.7 million for shares which settled immediately following June 30, 2016. Our other primary sources and uses of cash for financing activities in the first half of 2016 relate to the repayment of our 2012 Credit Agreement using proceeds from our 2016 Credit Agreement, as well as the repayment of our 2020 Senior Notes using proceeds from our 2026 Senior Notes. In April 2016, we received proceeds of $524.5 million under our 2016 Credit Agreement and repaid $521.4 million outstanding under our 2012 Credit Agreement. In May 2016, we received proceeds of $600.0 million from the issuance of our 2026 Senior Notes and, in June 2016, redeemed the 2020 Senior Notes for $375.0 million plus a call premium of $23.6 million. In connection with the 2016 Credit Agreement and 2026 Senior Notes, we paid $6.2 million in deferred financing costs and $7.8 million in fees to lenders. Additional borrowings to fund share repurchases and other financing and operating activities during the first half of 2016 were $310.8 million, offset by repayments of $334.0 million. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

Capital Expenditures

Capital expenditures totaled $24.3 million and $34.0 million for the six months ended June 30, 2016 and 2015, respectively. We currently expect our 2016 capital expenditures to be approximately $70.0 million, which relate to continued strategic investments that we believe will support our future plans.

Debt Service

On April 6, 2016, we entered into our 2016 Credit Agreement, which provides for (i) a $500.0 million revolving credit facility, (ii) a $500.0 million term loan facility and (iii) a $100.0 million delayed draw term loan facility. The Company used $500.0 million of the proceeds under the term loan facility and approximately $27.8 million of the proceeds under the revolving credit facility to repay in full the 2012 Credit Agreement and to pay certain transaction fees and expenses incurred in connection with the 2016 Credit Agreement. As of April 6, 2016, the terms of the 2016 Credit Agreement replaced the terms of the 2012 Credit Agreement.

Our total debt increased to $1,688.1 million as of June 30, 2016 from $1,479.6 million as of December 31, 2015. After giving effect to letters of credit outstanding of $18.8 million, total availability under the revolver was $481.2 million as of June 30, 2016. Refer to Note 4, "Debt", in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for further discussion of our debt and applicable interest rates.

As of June 30, 2016, our ratio of consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2016 Credit Agreement was 3.18 times, within the terms of the financial covenants by quarter for the maximum consolidated total net leverage ratio as set forth in the 2016 Credit Agreement, which limits this ratio to 5.00 times. As of June 30, 2016, we were in compliance with all of the financial covenants in our debt agreements.

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

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted gross profit, adjusted gross margin, adjusted operating income (expense), adjusted operating margin, EBITDA, adjusted EBITDA, consolidated funded debt and consolidated funded debt less qualified cash, which are not recognized terms under U.S. GAAP and do not purport to be alternatives to net income and earnings per share as a measure of operating performance or total debt. We believe these non-GAAP measures provide investors with performance measures that better reflect our underlying operations and trends, including trends in changes in margin and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments management makes to derive the non-GAAP measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP measure, but which management does not consider to be the fundamental attributes or primary drivers of its business, including costs associated with its 2013 acquisition of Sealy Corporation and its subsidiaries ("Sealy Acquisition") and the exclusion of other costs associated with the 2015 Annual Meeting (including executive management transition and retention compensation), legal settlements, costs associated with the completion of the 2016 Credit Agreement and 2026 Senior Notes offering in the second quarter of 2016 and other costs.

We believe that exclusion of these items assists in providing a more complete understanding of our underlying results from continuing operations and trends, and management uses these measures along with the corresponding GAAP financial measures to manage our business, to evaluate its consolidated and segment performance compared to prior periods and the marketplace, to establish operational goals and to provide continuity to investors for comparability purposes. These non-GAAP measures should be considered supplemental in nature and should not be construed as more significant than comparable measures defined by U.S. GAAP. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with U.S. GAAP. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. For more information about these non-GAAP measures and a reconciliation to the nearest GAAP measure, please refer to the reconciliations on the following pages.

Second Quarter 2016 Key Highlights

(in millions, except percentages and per common share amounts)	Three Months Ended		% Change	% Change Constant Currency(1)
	June 30, 2016	June 30, 2015
Net sales	$804.4	$764.4	5.2%	6.6%
Net income	21.3	21.2	0.5%	13.7%
EPS	0.35	0.34	2.9%	17.6%
Adjusted EBITDA(1)	124.7	90.3	38.1%	42.7%
Adjusted EPS(1)	$0.92	$0.53	73.6%	83.0%

(1)	Non-GAAP financial measure. Please refer to the reconciliations on the following tables.

Adjusted Net Income and Adjusted EPS.

A reconciliation of net income to adjusted net income and a calculation of adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below. The following table sets forth the reconciliation of our reported net income to the calculation of adjusted net income for the three months ended June 30, 2016 and 2015, respectively.

	Three Months Ended
(in millions, except per share amounts)	June 30, 2016	June 30, 2015
GAAP net income	$21.3	$21.2
Loss on extinguishment of debt (1)	47.2	—
Interest expense (2)	2.1	—
Integration costs (3)	1.0	6.7
Executive management transition and retention compensation (4)	—	7.5
2015 Annual Meeting costs (5)	—	4.2
Tax adjustment (6)	(15.9)	(6.3)
Adjusted net income	$55.7	$33.3

Adjusted earnings per common share, diluted	$0.92	$0.53

Diluted shares outstanding	60.8	62.4

(1)	Loss on extinguishment of debt represents costs associated with the completion of the 2016 Credit Facility and the offering of Senior Notes due 2026 in the second quarter of 2016.
(2)
Interest expense represents incremental interest incurred upon the Senior Notes due 2026 sold in the second quarter of 2016 and the Senior Notes due 2020, which were repaid with a portion of the proceeds of the Senior Notes due 2026.

(3)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy Acquisition.

(4)	Executive management transition and retention compensation represents certain costs associated with the transition of certain of the Company's executive officers following the 2015 Annual Meeting.
(5)	2015 Annual Meeting costs represent additional costs related to the Company's 2015 Annual Meeting and related issues.
(6)	Adjusted income tax provision represents adjustments associated with the aforementioned items and other discrete income tax events.

Adjusted Gross Profit and Gross Margin and Adjusted Operating Income (Expense) and Operating Margin.

A reconciliation of gross profit and gross margin to adjusted gross profit and gross margin, respectively, and operating income (expense) and operating margin to adjusted operating income (expense) and operating margin, respectively, is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below. The following table sets forth the reconciliation of the Company's reported GAAP gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the three months ended June 30, 2016.

	Three Months Ended June 30, 2016
(in millions, except percentages)	Consolidated	Margin	North America (1)	Margin	International	Margin	Corporate (2)
Net sales	$804.4		$668.2		$136.2		$—

Gross profit	$336.9	41.9%	$267.3	40.0%	$69.6	51.1%	$—
Adjustments	0.1		0.1		—		—
Adjusted gross profit	$337.0	41.9%	$267.4	40.0%	$69.6	51.1%	$—

Operating income (expense)	$100.2	12.5%	$103.3	15.5%	$23.2	17.0%	$(26.3)
Adjustments	1.0		0.4		—		0.6
Adjusted operating income (expense)	$101.2	12.6%	$103.7	15.5%	$23.2	17.0%	$(25.7)

(1)
Adjustments for the North America segment represent executive management retention costs, integration costs (which include compensation costs, professional fees and other charges related to the transition of manufacturing facilities) and other costs to support the continued alignment of the North America segment related to the Sealy Acquisition.

(2)
Adjustments for Corporate represent executive management transition and retention costs and integration costs which include professional fees and other charges to align the business related to the Sealy Acquisition.

The following table sets forth the reconciliation of the Company's reported GAAP gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the three months ended June 30, 2015.

	Three Months Ended June 30, 2015
(in millions, except percentages)	Consolidated	Margin	North America (1)	Margin	International (2)	Margin	Corporate (3)
Net sales	$764.4		$630.3		$134.1		$—

Gross profit	$297.5	38.9%	$227.4	36.1%	$70.1	52.3%	$—
Adjustments	3.5		3.4		0.1		—
Adjusted gross profit	$301.0	39.4%	$230.8	36.6%	$70.2	52.3%	$—

Operating income (expense)	$52.0	6.8%	$64.6	10.2%	$23.7	17.7%	$(36.3)
Adjustments	18.4		5.7		0.6		12.1
Adjusted operating income (expense)	$70.4	9.2%	$70.3	11.2%	$24.3	18.1%	$(24.2)

(1)
Adjustments for the North America segment represent executive management retention costs, integration costs (which include compensation costs, professional fees and other charges related to the transition of manufacturing facilities) and other costs to support the continued alignment of the North America segment related to the Sealy Acquisition.

(2)
Adjustments for the International segment represent executive management retention costs and integration costs incurred in connection with the introduction of Sealy products in certain international markets.

(3)
Adjustments for Corporate represent executive management transition and retention costs and integration costs which include professional fees and other charges to align the business related to the Sealy Acquisition.

EBITDA, Adjusted EBITDA and Consolidated funded debt less qualified cash.

The following reconciliations are provided below:

•	Net income to EBITDA and adjusted EBITDA

•	Total debt to consolidated funded debt less qualified cash

•	Ratio of consolidated funded debt less qualified cash to adjusted EBITDA

We believe that presenting these non-GAAP measures provides investors with useful information with respect to our operating performance and comparisons from period to period, as well as general information about our progress in reducing our leverage. The following table sets forth the reconciliation of net income to the calculation of adjusted EBITDA for the three months ended June 30, 2016 and 2015.

	Three Months Ended
(in millions)	June 30, 2016	June 30, 2015
GAAP net income	$21.3	$21.2
Loss on extinguishment of debt	47.2	—
Interest expense	23.1	20.5
Income taxes	9.2	8.3
Depreciation and amortization	22.9	26.5
EBITDA	$123.7	$76.5
Adjustments:
Integration costs (1)	1.0	6.7
2015 Annual Meeting costs (2)	—	4.2
Executive management transition (3)	—	3.0
Redeemable non-controlling interest (4)	—	(0.1)
Adjusted EBITDA	$124.7	$90.3

(1)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy Acquisition.

(2)	2015 Annual Meeting costs represent additional costs related to the Company's 2015 Annual Meeting and related issues.
(3)	Executive management transition and retention compensation represents certain costs associated with the transition of certain of the Company's executive officers following the 2015 Annual Meeting.
(4)	Redemption value adjustment on redeemable non-controlling interest represents an adjustment to the carrying value of the redeemable non-controlling interest to its redemption value.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended June 30, 2016 and 2015:

	Trailing Twelve Months Ended
(in millions)	June 30, 2016	June 30, 2015
Net income	$89.8	$128.3
Interest expense	99.7	87.6
Loss on extinguishment of debt	47.2	—
Income taxes	133.3	62.2
Depreciation and amortization	92.2	92.5
EBITDA	$462.2	$370.6
Adjustments
German legal settlement (1)	17.6	—
Integration costs (2)	12.4	47.0
Restructuring costs (3)	11.9	—
Other income (4)	(9.5)	(15.6)
Executive management transition and retention compensation (5)	8.7	3.0
2015 Annual Meeting costs (6)	—	6.3
Pension settlement (7)	1.3	—
Loss on disposal of business (8)	—	2.8
Financing costs (9)	—	1.3
Redemption value adjustment on redeemable non-controlling interest, net of tax (10)	(0.9)	0.9
Adjusted EBITDA	$503.7	$416.3

Consolidated funded debt less qualified cash	$1,599.4	$1,568.4

Ratio of consolidated funded debt less qualified cash to Adjusted EBITDA	3.18 times	3.77 times

(1)
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

(3)	Restructuring costs represents costs associated with headcount reduction and store closures.
(4)	Other income includes income from a partial settlement of a legal dispute.
(5)	Executive management transition and retention compensation represents certain costs associated with the transition of certain of the Company's executive officers following the 2015 Annual Meeting.
(6)	2015 Annual Meeting costs represent additional costs related to the Company's 2015 Annual Meeting and related issues.
(7)	Pension settlement represents pension expense recorded in conjunction with a settlement offered to terminated, vested participants in a defined benefit pension plan.
(8)	Loss on disposal of business represents costs associated with the disposition of the three Sealy U.S. innerspring component production facilities and related equipment.
(9)	Financing costs represent costs incurred in connection with the amendment of the 2012 Credit Facility.
(10)	Redemption value adjustment on redeemable non-controlling interest represents an adjustment to the carrying value of the redeemable non-controlling interest to its redemption value.

On April 6, 2016, our 2016 Credit Agreement replaced our 2012 Credit Agreement. The 2016 Credit Agreement requires us to maintain a ratio of consolidated funded debt less qualified cash to Adjusted EBITDA of less than 5.00:1.00 times. Under the 2016 Credit Agreement, adjusted EBITDA contains certain restrictions that limit adjustments to GAAP net income when calculating adjusted EBITDA. For the twelve months ended June 30, 2016, and 2015, adjustments to GAAP net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2016 Credit Agreement.

The following table sets forth the reconciliation of our reported total debt to the calculation funded debt less qualified cash as of June 30, 2016 and 2015. "Consolidated funded debt" and "qualified cash" are terms used in our 2016 Credit Agreement for purposes of certain financial covenants.

(in millions)	June 30, 2016	June 30, 2015
Total debt, net	$1,676.8	$1,542.8
Plus: Deferred financing costs(1)	11.3	33.2
Total debt	1,688.1	1,576.0
Plus: Letters of credit outstanding	18.8	17.3
Consolidated funded debt	$1,706.9	$1,593.3
Less:
Domestic qualified cash (2)	61.9	9.0
Foreign qualified cash (2)	45.6	15.9
Consolidated funded debt less qualified cash	$1,599.4	$1,568.4

(1)
The Company presents deferred financing costs as a direct reduction from the carrying amount of the related debt in the Condensed Consolidated Balance Sheets. For purposes of determining total debt for financial covenants, the Company has added these costs back to total debt, net as calculated per the Condensed Consolidated Balance Sheets.

(2)
Qualified cash as defined in the 2016 Credit Agreement equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Stockholders’ Equity

Share Repurchase Program

On June 7, 2016, our Board increased the existing authorization under our share repurchase program by an additional $200.0 million to a total of $400.0 million. In the six months ended June 30, 2016, we purchased 3.8 million shares of our common stock for a total cost of $222.0 million. As of June 30, 2016, we had $178.0 million available under our existing share repurchase authorization. Additionally, on July 25, 2016, our Board increased the existing share repurchase authorization by $200.0 million. For a complete description of our Share Repurchase Program, please refer to our Annual Report on Form 10-K, including "Stockholders' Equity" included in ITEM 7 of Part II of the Annual Report.

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flows from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of June 30, 2016, we had $1,688.1 million in total debt outstanding, and our adjusted EBITDA, which is a non-GAAP financial measure, was $124.7 million. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $85.0 million in 2016. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes.

Our 2016 Credit Agreement provides for (i) a $500.0 million revolving credit facility, (ii) a $500.0 million term loan facility and (iii) a $100.0 million delayed draw term loan facility. At any time, we may also elect to request the establishment of one or more incremental term loan facilities and/or increase commitments under the revolving credit facility of up to $500.0 million. A portion of the revolving credit facility of up to $250.0 million is available in Canadian Dollars, Pounds Sterling, the Euro and any additional currencies determined by mutual agreement of the Company, the Agent and the lenders under the revolving credit facility. A portion of the revolving credit facility of up to $100.0 million is available for the issuance of letters of credit for the account of the Company and a portion of the revolving credit facility of up to $50.0 million is available for swing line loans to the Company. The Company expects to use the revolving credit facility from time to time to finance working capital needs and for general corporate purposes.

As of June 30, 2016, the 8.0% Sealy Notes had a carrying value of $114.7 million, which includes $18.5 million of accreted interest less conversion payments made to holders of certain 8.0% Sealy Notes that were tendered for conversion. In July 2016, the Company paid a total of approximately $115.0 million in cash to holders of the 8.0% Sealy Notes who properly converted their 8.0% Sealy Notes in advance of the maturity date, pursuant to the terms of the 8.0% Sealy Notes.

In connection with the making of conversion payments with respect to, and the repayment of, the 8.0% Sealy Notes, on July 14, 2016, the Company also borrowed $100.0 million using the delayed draw term loan facility under the Company's 2016 Credit Agreement. The commitment to provide the delayed draw term loan facility terminated with its funding.

We have received income tax assessments from SKAT with respect to the tax years 2001 through 2008 relating to the royalty paid by certain of Tempur Sealy International’s U.S. subsidiaries to a Danish subsidiary. In July 2016, we paid a deposit to SKAT consistent with our reserve position for this royalty matter to mitigate additional interest and foreign exchange exposure. For more information please refer to Note 9, "Income Taxes" in our Condensed Consolidated Financial Statements included in ITEM 1 of Part I of this Report for further discussion of the matter.

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

At June 30, 2016, total cash and cash equivalents were $137.9 million, of which $61.9 million was held in the U.S. and $76.0 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, and is not material to our overall liquidity or financial position.

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

On May 24, 2016, the Company issued the 2026 Senior Notes. The 2026 Senior Notes mature on June 15, 2026, and 5.500% interest is payable semi-annually in arrears on each June 15 and December 15, beginning on December 15, 2016. The gross proceeds from the 2026 Senior Notes were used to redeem the 2020 Senior Notes and pay related fees and expenses and for general corporate purposes. The 2020 Senior Notes were redeemed on June 23, 2016 for $1,062.80 per $1,000 principal amount, which included a make-whole premium for the early redemption of the 2020 Notes as determined in accordance with the indenture governing the 2020 Notes.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1, "Summary of Significant Accounting Policies" to the accompanying consolidated financial statements for a summary of our foreign exchange forward contracts as of June 30, 2016.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthened relative to the euro or other foreign currencies where we have operations, there would be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by approximately 3.4% and 2.7% in the three and six months ended June 30, 2016, respectively. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at June 30, 2016, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $8.7 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

On June 30, 2016, we had variable-rate debt of approximately $500.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $5.0 million. In light of the continued favorable interest rate environment, we will evaluate opportunities to improve our debt structure and minimize our interest rate risk through the issuance of fixed rate debt.
ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2016 and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2016:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share		(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2016 - April 30, 2016	—		$—		—	$—
May 1, 2016 - May 31, 2016	1,524,186	(1)	$57.96	(1)	1,523,891	$11.7
June 1, 2016 - June 30, 2016	578,757		$58.11		578,757	$178.0	(2)
Total	2,102,943				2,102,648

(1)
Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or first business day thereafter.

(2)	On June 7th, 2016, the Board increased the authorization under the Company's share repurchase program by an additional $200.0 million.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

4.1
Indenture, dated as of May 24, 2016, among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on May 24, 2016) (1)

4.2
Registration Rights Agreement, dated as of May 24, 2016, by and among Tempur Sealy International, Inc., the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the several Initial Purchasers named therein.(filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on May 24, 2016) (1)

10.1
Credit Agreement, dated as of April 6, 2016, by and among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 7, 2016) (1)

10.2
Purchase Agreement, dated May 19, 2016, among Tempur Sealy International, Inc., the Guarantors named therein, and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 24, 2016) (1)

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
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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

TEMPUR SEALY INTERNATIONAL, INC.

Date: August 5, 2016	By:	/s/ BARRY A. HYTINEN
Barry A. Hytinen
Executive Vice President and Chief Financial Officer