Form 10-Q
period 2016-09-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2016-11-04
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2016 was 57,900,644 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning one or more of our plans; objectives; goals; strategies; future events; future revenues or performance; our implementation of our key strategic priorities and anticipated resulting growth in our sales, earnings and cash flow in both the U.S. and internationally on our business segments; uncertainties arising from global events; general economic, financial and industry conditions, particularly in the retail sector, as well as consumer confidence and the availability of consumer financing; competition in our industry; consumer acceptance of our products; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the ability to expand brand awareness, distribution and new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the effects of consolidation of retailers on revenues and costs; changes in demand for the Company's products by significant retailer customers; the effects of strategic investments on our operations, including our efforts to expand our global market share; changing commodity costs; changes in product and channel mix and the impact on the Company's gross margin; initiatives to improve gross margin and operating margin; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carry forwards; effects of changes in foreign exchange rates on our reported earnings; the outcome of pending tax audits or other tax, regulatory or litigation proceedings and similar issues; the effect of future legislative or regulatory changes; financial flexibility; our expected sources of cash flow; our expected level of capital expenditures for 2016 and changes in capital expenditures; expectations regarding the impact of costs from headcount reductions and international store closures; and our ability to effectively manage cash. Many of these statements appear, in particular, under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 2 of Part I of this Report. When used in this report, the words "estimates," "expects," "guidance," "anticipates," "proposed," "projects," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$832.4	$880.0	$2,357.8	$2,383.9
Cost of sales	470.3	520.4	1,367.8	1,448.1
Gross profit	362.1	359.6	990.0	935.8
Selling and marketing expenses	175.2	175.6	498.1	498.0
General, administrative and other expenses	64.0	79.8	207.6	242.6
Equity income in earnings of unconsolidated affiliates	(2.4)	(2.0)	(8.6)	(8.4)
Royalty income, net of royalty expense	(5.8)	(4.7)	(15.1)	(13.7)
Operating income	131.1	110.9	308.0	217.3

Other expense, net:
Interest expense, net	20.5	33.2	65.0	74.1
Loss on extinguishment of debt	—	—	47.2	—
Other expense, net	0.3	11.8	—	12.7
Total other expense, net	20.8	45.0	112.2	86.8

Income before income taxes	110.3	65.9	195.8	130.5
Income tax provision	(33.7)	(25.0)	(60.2)	(43.6)
Net income before non-controlling interest	76.6	40.9	135.6	86.9
Less: Net (loss) income attributable to non-controlling interest (1),(2)	(1.2)	0.7	(3.1)	2.1
Net income attributable to Tempur Sealy International, Inc.	$77.8	$40.2	$138.7	$84.8

Earnings per common share:
Basic	$1.34	$0.65	$2.31	$1.38
Diluted	$1.32	$0.64	$2.28	$1.36

Weighted average common shares outstanding:
Basic	58.2	62.1	60.1	61.4
Diluted	58.8	62.9	60.8	62.5

(1)
Net (loss) income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended September 30, 2016 and 2015 represented $(1.2) million and $0.5 million, respectively. Net (loss) income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the nine months ended September 30, 2016 and 2015 represented $(3.1) million and $1.0 million, respectively.

(2)
As of September 30, 2015, the redemption value exceeded the accumulated earnings of the Company's redeemable non-controlling interest in Comfort Revolution, LLC. Accordingly, for the three and nine months ended September 30, 2015, the Company recorded a $0.2 million and $1.1 million adjustment, net of tax, respectively, to adjust the carrying value of redeemable non-controlling interest to its redemption value. As of September 30, 2016, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three or nine months ended September 30, 2016.

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income before non-controlling interest	$76.6	$40.9	$135.6	$86.9
Other comprehensive (loss) income before tax, net of tax
Foreign currency translation adjustments	(5.0)	(19.0)	11.8	(49.4)
Net change in unrecognized gain on interest rate swap, net of tax	—	0.2	—	0.5
Pension expense, net of tax	—	—	—	(0.1)
Unrealized (loss) gain on cash flow hedging derivatives, net of tax	(0.2)	3.2	(6.1)	4.4
Other comprehensive (loss) income, net of tax	(5.2)	(15.6)	5.7	(44.6)
Comprehensive income	71.4	25.3	141.3	42.3
Less: Comprehensive (loss) income attributable to non-controlling interest (1),(2)	(1.2)	0.7	(3.1)	2.1
Comprehensive income attributable to Tempur Sealy International, Inc.	$72.6	$24.6	$144.4	$40.2

(1)
Net (loss) income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended September 30, 2016 and 2015 represented $(1.2) million and $0.5 million, respectively. Net (loss) income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the nine months ended September 30, 2016 and 2015 represented $(3.1) million and $1.0 million, respectively.

(2)
As of September 30, 2015, the redemption value exceeded the accumulated earnings of the Company's redeemable non-controlling interest in Comfort Revolution, LLC. Accordingly, for the three and nine months ended September 30, 2015, the Company recorded a $0.2 million and $1.1 million adjustment, net of tax, respectively, to adjust the carrying value of redeemable non-controlling interest to its redemption value. As of September 30, 2016, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three or nine months ended September 30, 2016.

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$89.0	$153.9
Accounts receivable, net	404.3	379.4
Inventories, net	214.3	199.2
Prepaid expenses and other current assets	61.7	76.6
Total Current Assets	769.3	809.1
Property, plant and equipment, net	365.1	361.7
Goodwill	719.7	709.4
Other intangible assets, net	686.3	695.4
Deferred income taxes	25.4	12.2
Other non-current assets	180.4	67.7
Total Assets	$2,746.2	$2,655.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$237.9	$266.3
Accrued expenses and other current liabilities	285.1	254.0
Income taxes payable	23.1	11.2
Current portion of long-term debt	66.1	181.5
Total Current Liabilities	612.2	713.0
Long-term debt, net	1,619.0	1,273.3
Deferred income taxes	192.2	195.4
Other non-current liabilities	162.2	171.2
Total Liabilities	2,585.6	2,352.9

Commitments and contingencies—see Note 8

Redeemable non-controlling interest	9.3	12.4

Total Stockholders’ Equity	151.3	290.2
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,746.2	$2,655.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$135.6	$86.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.3	54.9
Amortization of stock-based compensation	15.3	16.4
Amortization of deferred financing costs	3.0	18.7
Bad debt expense	3.2	4.4
Deferred income taxes	(15.7)	(21.4)
Dividends received from unconsolidated affiliates	7.3	3.0
Equity income in earnings of unconsolidated affiliates	(8.6)	(8.4)
Non-cash interest expense on 8.0% Sealy Notes	4.0	4.5
Loss on extinguishment of debt	47.2	—
Loss on sale of assets	0.8	1.2
Foreign currency adjustments and other	(1.5)	4.7
Changes in operating assets and liabilities	(135.1)	(31.7)
Net cash provided by operating activities	109.8	133.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(41.9)	(51.1)
Proceeds from disposition of business and other	—	6.9
Net cash used in investing activities	(41.9)	(44.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	1,871.5	855.4
Repayments of borrowings under long-term debt obligations	(1,659.3)	(974.4)
Proceeds from exercise of stock options	15.2	16.7
Excess tax benefit from stock-based compensation	6.0	19.7
Treasury stock repurchased	(319.7)	(1.3)
Payment of deferred financing costs	(6.6)	(6.4)
Fees paid to lenders	(7.8)	—
Call premium on 2020 Senior Notes	(23.6)	—
Proceeds from purchase of treasury shares by CEO	—	5.0
Other	0.1	(2.1)
Net cash used in financing activities	(124.2)	(87.4)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8.6)	7.7
(Decrease) increase in cash and cash equivalents	(64.9)	9.3
CASH AND CASH EQUIVALENTS, beginning of period	153.9	62.5
CASH AND CASH EQUIVALENTS, end of period	$89.0	$71.8

Supplemental cash flow information:
Cash paid during the period for:
Interest	$41.0	$41.6
Income taxes, net of refunds	57.2	64.6

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

The Company also has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's carrying value in its equity method investments of $14.9 million and $13.6 million at September 30, 2016 and December 31, 2015, respectively, are recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s share of earnings is recorded as equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

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

(b) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	September 30,	December 31,
(in millions)	2016	2015
Finished goods	$137.3	$126.7
Work-in-process	12.4	14.0
Raw materials and supplies	64.6	58.5
	$214.3	$199.2

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company had the following activity for sales returns from December 31, 2015 to September 30, 2016:

(in millions)
Balance as of December 31, 2015	$28.5
Amounts accrued	100.6
Returns charged to accrual	(96.2)
Balance as of September 30, 2016	$32.9

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

The Company had the following activity for its accrued warranty expense from December 31, 2015 to September 30, 2016:

(in millions)
Balance as of December 31, 2015	$29.6
Amounts accrued	29.2
Warranties charged to accrual	(25.5)
Balance as of September 30, 2016	$33.3

As of September 30, 2016 and December 31, 2015, $17.8 million and $14.9 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $15.5 million and $14.7 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $22.8 million and $23.3 million as of September 30, 2016 and December 31, 2015, respectively.

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

The Company manages a portion of the risk associated with fluctuations in foreign currencies related to intercompany and third party inventory purchases denominated in foreign currencies through foreign exchange forward contracts designated as cash flow hedges. As of September 30, 2016, the Company had foreign exchange forward contracts designated as cash flow hedges to buy U.S. dollars and to sell Canadian dollars with a notional amount outstanding of $42.1 million. These foreign exchange forward contracts have maturities ranging from October 2016 to September 2017. The effectiveness of the cash flow hedge contracts, including time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as other timing and probability criteria. The effective portion of the cash flow hedge contracts' gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCL until the underlying hedged item is reflected in the Company's accompanying Condensed Consolidated Statements of Income, at which time the effective amount in AOCL is reclassified to cost of sales in the accompanying Condensed Consolidated Statements of Income. The Company expects to reclassify a gain of approximately $0.5 million, net of tax, over the next 12 months based on September 30, 2016 exchange rates.

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

(i) Pensions. The Company contributed $10.0 million to its U.S. defined benefit pension plan in the second quarter of 2016.

(j) German Regulatory Investigation. For the three and nine months ended September 30, 2015, the Company recognized expense of $17.4 million (€15.5 million) related to the settlement of the antitrust investigation by the German Federal Cartel Office ("FCO") regarding vertical price fixing, which is presented within other expense, net in the accompanying Condensed Consolidated Statements of Income. This matter is fully resolved and all amounts were paid to the FCO in 2015.

(k) Subsequent Events. During October 2016, the Company initiated certain restructuring activities, including moving to a more centralized structure and store closures, primarily in the Company's International segment. During the three months ending December 31, 2016, the Company expects to incur approximately $7.0 million of expense related to these restructuring activities.

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
(3) Goodwill

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2015	$562.8	$146.6	$709.4
Foreign currency translation	3.4	6.9	10.3
Balance as of September 30, 2016	$566.2	$153.5	$719.7
(4) Debt

Debt for the Company consists of the following:

(in millions, except percentages)	September 30, 2016		December 31, 2015
Debt:	Amount	Rate	Amount	Rate	Maturity Date
2016 Credit Agreement
Term A Facility	$592.5	(1)	$—	N/A	April 6, 2021
2012 Credit Agreement
Term A Facility	—	N/A	409.4	(2)
Term B Facility	—	N/A	100.1	(3)
2026 Senior Notes	600.0	5.500%	—	N/A	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
2020 Senior Notes	—	N/A	375.0	6.875%
8.0% Sealy Notes	—	8.0%	111.1	8.0%
Capital lease obligations and other	53.5		34.0		Various
Total debt	1,696.0		1,479.6
Less: deferred financing costs	(10.9)		(24.8)
Total debt, net	1,685.1		1,454.8
Less: current portion	(66.1)		(181.5)
Total long-term debt, net	$1,619.0		$1,273.3

(1)	Interest at LIBOR plus applicable margin of 1.50% as of September 30, 2016.
(2)	Interest at LIBOR plus applicable margin of 2.00% as of December 31, 2015.
(3)	Interest at LIBOR, subject to a 0.75% floor plus applicable margin of 2.75% as of December 31, 2015.

The Company is in compliance with all applicable covenants as of September 30, 2016.

2016 Credit Agreement

On April 6, 2016, the Company entered into a senior secured credit agreement ("2016 Credit Agreement") with a syndicate of banks. The 2016 Credit Agreement replaced the Company’s 2012 Senior Secured Credit Agreement ("2012 Credit Agreement"). The 2016 Credit Agreement provides for a $500.0 million revolving credit facility, a $500.0 million initial term loan facility and a $100.0 million delayed draw term loan facility. At any time, the Company may also elect to request the establishment of one or more incremental term loan facilities and/or increase commitments under the revolving credit facility in an aggregate amount of up to $500.0 million. A portion of the revolving credit facility of up to $250.0 million is available in Canadian Dollars, Pounds Sterling, the Euro and any additional currencies determined by mutual agreement of the Company, the Agent and the lenders under the revolving credit facility. A portion of the revolving credit facility of up to $100.0 million is available for the issuance of letters of credit for the account of the Company and a portion of the revolving credit facility of up to $50.0 million is available for swing line loans to the Company.

Borrowings under the 2016 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the other subsidiary borrowers, at either (i) LIBOR plus the applicable margin or (ii) Base Rate plus the applicable margin. The applicable margins are determined by a pricing grid based on the consolidated total net leverage ratio of the Company following

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

the delivery of the consolidated financial statements of the Company for the most recent quarter. The delayed draw term loan facility has identical pricing to the revolving credit facility and initial term loan facility. For the period ended September 30, 2016, the margin was either (i) LIBOR plus 1.50% per annum (ii) Base Rate plus 0.50%.

Obligations under the 2016 Credit Agreement are guaranteed by the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions. The 2016 Credit Agreement is secured by a security interest in substantially all of Tempur Sealy International’s and the other subsidiary borrowers’ domestic assets and the domestic assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by a subsidiary guarantor. The 2016 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and other short-term debt. The Company is allowed to subtract from consolidated funded debt an amount equal to 100.0% of the domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of September 30, 2016, domestic qualified cash was $33.8 million and foreign qualified cash was $33.1 million.

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

The Company is required to pay a commitment fee on the unused portion of the revolving credit facility. The commitment fee rate is determined by a pricing grid based on the consolidated total net leverage ratio of the Company. The commitment fee is payable quarterly in arrears following the delivery of consolidated financial statements for the most recent quarter and on the date of termination or expiration of the commitments under the revolving credit facility. The Company and the other borrowers also pay customary letter of credit issuance and other fees under the 2016 Credit Agreement. For the period ended September 30, 2016, the Company's commitment fee rate was 0.25%.

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

2012 Credit Agreement

The Company used the proceeds from the 2016 Credit Agreement to repay in full and terminate the 2012 Credit Agreement. The 2012 Credit Agreement initially provided for (i) a revolving credit facility of $350.0 million, (ii) a term A facility of $550.0 million and (iii) a term B facility of $870.0 million.

In conjunction with the repayment of all outstanding borrowings on the 2012 Credit Agreement, the Company wrote off approximately $11.0 million of deferred financing costs in the second quarter of 2016, which is included in loss on extinguishment of debt in the Condensed Consolidated Statement of Income.

Senior Notes

2026 Senior Notes

On May 24, 2016, Tempur Sealy International issued $600.0 million aggregate principal amount of 5.500% senior notes due 2026 (the "2026 Senior Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2026 Senior Notes were issued pursuant to an indenture, dated as of May 24, 2016 (the "2026 Indenture"), among Tempur Sealy International, certain subsidiaries of Tempur Sealy International as guarantors (the "Combined Guarantor Subsidiaries"),

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2026 Senior Notes are general unsecured senior obligations of Tempur Sealy International and are guaranteed on a senior unsecured basis by the Combined Guarantor Subsidiaries. The 2026 Senior Notes mature on June 15, 2026, and interest is payable semi-annually in arrears on each June 15 and December 15, beginning on December 15, 2016. The gross proceeds from the 2026 Senior Notes were used to refinance the $375.0 million aggregate principal amount of 6.875% senior notes due 2020 (the "2020 Senior Notes") and to pay related fees and expenses, and the remaining funds were used for share repurchase and general corporate purposes.

Tempur Sealy International has the option to redeem all or a portion of the 2026 Senior Notes at any time on or after June 15, 2021. The initial redemption price is 102.750% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline each year after 2021 until it becomes 100.0% of the principal amount beginning on June 15, 2024. In addition, Tempur Sealy International has the option at any time prior to June 15, 2021 to redeem some or all of the 2026 Senior Notes at 100.0% of the original principal amount plus a “make-whole” premium and accrued and unpaid interest, if any. Tempur Sealy International may also redeem up to 35.0% of the 2026 Senior Notes prior to June 15, 2019, under certain circumstances with the net cash proceeds from certain equity offerings, at 105.500% of the principal amount plus accrued and unpaid interest, if any. Tempur Sealy International may make such redemptions as described in the preceding sentence only if, after any such redemption, at least 65.0% of the original aggregate principal amount of the 2026 Senior Notes issued remains outstanding.

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

In conjunction with the issuance and sale of the 2026 Senior Notes, Tempur Sealy International and the Combined Guarantor Subsidiaries agreed through a Registration Rights Agreement to exchange the 2026 Senior Notes for a new issue of substantially identical senior notes registered under the Securities Act (the "Exchange Offer"). On October 18, 2016, Tempur Sealy International completed the Exchange Offer, with 100% of the outstanding notes tendered and received for new 2026 Senior Notes registered under the Securities Act.

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

2020 Senior Notes

The Company used the proceeds from the 2026 Senior Notes to refinance the 2020 Senior Notes and to pay related fees and expenses. The 2020 Senior Notes were redeemed at a price equal to the principal amount thereof and the applicable "make-whole" premium, $23.6 million, which is included in loss on extinguishment of debt in the Condensed Consolidated Statement of Income. In conjunction with the refinancing of the 2020 Senior Notes, the Company wrote off approximately $4.8 million of deferred financing costs in the second quarter of 2016, which is included in loss on extinguishment of debt in the Condensed Consolidated Statement of Income.

Repayment of 8.0% Sealy Notes

In July 2016, the Company paid a total of approximately $115.0 million in cash to holders of the 8.0% Senior Secured Third Lien Convertible Notes issued by Sealy Corporation and Sealy Mattress Company (the “8.0% Sealy Notes”) who properly converted their 8.0% Sealy Notes in advance of the maturity date, pursuant to the terms of the 8.0% Sealy Notes.

In connection with the repayment of the 8.0% Sealy Notes, on July 14, 2016, the Company also borrowed $100.0 million using the delayed draw term loan facility under the Company's 2016 Credit Agreement. The commitment to provide the delayed draw term loan facility terminated with its funding.

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

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. There were no transfers between levels for the nine months ended September 30, 2016 or the year ended December 31, 2015. The fair value of the Company's financial instruments which are recorded on a recurring basis at fair value are not material.

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

	Fair Value
(in millions)	September 30, 2016	December 31, 2015
2020 Senior Notes	$—	$393.8
2023 Senior Notes	477.0	453.4
2026 Senior Notes	618.0	—
8.0% Sealy Notes	—	112.7
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

(b) Treasury Stock. On February 1, 2016, the Board authorized a new share repurchase authorization of up to $200.0 million of Tempur Sealy International's common stock. On both June 7, 2016 and July 27, 2016, the Board increased the authorization under the Company's share repurchase program by an additional $200.0 million. As of September 30, 2016, the Company had repurchased 5.2 million shares for approximately $317.7 million under the share repurchase authorization. As of September 30, 2016, the Company had approximately $280 million remaining under the existing share repurchase authorization.

In addition, the Company acquired 0.1 million shares upon the vesting of certain performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during the nine months ended September 30, 2016 and 2015, respectively. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or first business day thereafter, resulting in approximately $2.0 million and $1.3 million in treasury stock acquired during the nine months ended September 30, 2016 and 2015, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) Accumulated Other Comprehensive Loss. AOCL consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Foreign Currency Translation
Balance at beginning of period	$(98.6)	$(84.4)	$(115.4)	$(54.0)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(5.0)	(19.0)	11.8	(49.4)
Balance at end of period	$(103.6)	$(103.4)	$(103.6)	$(103.4)

Interest Rate Swap Agreement
Balance at beginning of period	$—	$(0.4)	$—	$(0.7)
Other comprehensive income (loss):
Net change from period revaluations	—	0.8	—	2.3
Tax expense (2)	—	(0.3)	—	(0.9)
Total other comprehensive income before reclassifications, net of tax	$—	$0.5	$—	$1.4
Net amount reclassified to earnings (3)	—	(0.5)	—	(1.5)
Tax benefit (2)	—	0.2	—	0.6
Total amount reclassified from AOCL, net of tax	$—	$(0.3)	$—	$(0.9)
Total other comprehensive income, net of tax	—	0.2	—	0.5
Balance at end of period	$—	$(0.2)	$—	$(0.2)

Pensions
Balance at beginning of period	$(1.4)	$(2.5)	$(1.4)	$(2.4)
Other comprehensive loss:
Net change from period revaluations, net of tax	—	—	—	(0.1)
Balance at end of period	$(1.4)	$(2.5)	$(1.4)	$(2.5)

Foreign Exchange Forward Contracts
Balance at beginning of period	$0.7	$2.5	$6.6	$1.3
Other comprehensive income (loss):
Net change from period revaluations	0.8	6.6	(4.5)	11.4
Tax (expense) benefit (2)	(0.2)	(1.7)	1.2	(2.9)
Total other comprehensive income (loss) before reclassifications, net of tax	$0.6	$4.9	$(3.3)	$8.5
Net amount reclassified to earnings (4)	(1.1)	(2.3)	(3.8)	(5.5)
Tax benefit (2)	0.3	0.6	1.0	1.4
Total amount reclassified from AOCL, net of tax	$(0.8)	$(1.7)	$(2.8)	$(4.1)
Total other comprehensive (loss) income	(0.2)	3.2	(6.1)	4.4
Balance at end of period	$0.5	$5.7	$0.5	$5.7

(1)	In 2016 and 2015, no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision on the accompanying Condensed Consolidated Statements of Income.
(3)	This amount was included in interest expense, net on the accompanying Condensed Consolidated Statements of Income.
(4)	This amount was included in cost of sales on the accompanying Condensed Consolidated Statements of Income.
(7) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 included PRSUs, non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented in the following table.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
PRSU expense	$1.8	$3.0	$6.0	$10.4
Option expense	1.2	1.4	4.0	4.8
RSU/DSU expense	1.7	0.5	5.3	1.2
Total stock-based compensation expense	$4.7	$4.9	$15.3	$16.4

In the nine months ended September 30, 2016, the Company recorded $2.0 million of accelerated amortization associated with executive management transition. The Company recorded $0.9 million and $4.9 million of accelerated amortization associated with executive management transition for the three and nine months ended September 30, 2015.

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

The Company did not record any stock-based compensation expense related to the 2017 Aspirational Plan PRSUs during the three or nine months ended September 30, 2016 or 2015, as it is not considered probable that the Company will achieve the specified performance target as of December 31, 2017 or December 31, 2018. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for 2017 is $92.4 million, which would be expensed over the remaining service period if achieving the performance condition becomes probable.
(8) Commitments and Contingencies

(a) Alvin Todd, and Henry and Mary Thompson, individually and on behalf of all others similarly situated, Plaintiffs v. Tempur Sealy International, Inc., formerly known as Tempur-Pedic International, Inc. and Tempur-Pedic North America, LLC, Defendants; filed October 25, 2013.

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

The complaint alleges that the Company engaged in unfair business practices, false advertising, and misrepresentations or omissions related to the sale of certain products. The plaintiffs seek restitution, injunctive relief and all other relief allowed under applicable state laws, interest, attorneys’ fees and costs. The purported classes do not seek damages for physical injuries. The Company believes the case lacks merit and intends to defend against the claims vigorously. The Court was scheduled to consider class certification motions in the fourth quarter of 2015; however, the plaintiffs filed a Motion to Amend the Complaint, at which time the Company filed a Motion to Dismiss the Amended Complaint. A hearing on the Motion to Dismiss was held January 28, 2016 and the Court denied in part and granted in part the Company’s Motion to Dismiss, allowing certain claims to proceed. The Court considered class certification motions on August 18, 2016, and on September 30, 2016, denied the Plaintiffs’ motion for class certification. The plaintiffs have indicated that they will appeal the ruling.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(b) Environmental. The Company is currently conducting an environmental cleanup at a formerly owned facility in South Brunswick, New Jersey pursuant to the New Jersey Industrial Site Recovery Act. Sealy and one of its subsidiaries are parties to an Administrative Consent Order issued by the New Jersey Department of Environmental Protection. Pursuant to that order, Sealy and its subsidiary agreed to conduct soil and groundwater remediation at the property. The Company does not believe that its manufacturing processes were the source of contamination. The Company sold the property in 1997. The Company retained primary responsibility for the required remediation. Previously, the Company removed and disposed of contaminated soil from the site with New Jersey Department of Environmental Protection approval, and the Company installed a groundwater remediation system on the site. During 2005, with the approval of the New Jersey Department of Environmental Protection, the Company removed and disposed of sediment in Oakeys Brook adjoining the site. The Company continues to monitor ground water at the site. During 2012, with the approval of the New Jersey Department of Environmental Protection, the Company commenced the removal and disposal of additional contaminated soil from the site. The Company does not believe this matter is material to the Company's financial statements.

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

(c) Income Tax Assessments. The Company received income tax assessments from the Danish Tax Authority ("SKAT") with respect to the tax years 2001 through 2008 relating to the royalty paid by a U.S. subsidiary of Tempur Sealy International to a Danish subsidiary. For more information please refer to Note 9, “Income Taxes."

(d) Other. The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.
(9) Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2016 and 2015 was 30.6% and 37.9%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2016 and 2015 was 30.7% and 33.4%, respectively. The Company’s income tax rate for the three and nine months ended September 30, 2016 and 2015 differed from the U.S. federal statutory rate of 35.0% principally due to certain foreign income tax rate differentials, state and local income taxes, the production activities deduction, the non-deductibility of the settlement costs related to the antitrust investigation by the German FCO, certain other permanent differences, and changes in the Company’s uncertain tax positions.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The cumulative total tax assessment at September 30, 2016 for all years for which an assessment has been received (2001 - 2008) is approximately Danish Krone ("DKK") 1,524.5 million, including interest and penalties ($229.6 million, based on the DKK to USD exchange rate on September 30, 2016). The cumulative total tax assessment at December 31, 2015 for all years for which an assessment had been received up through that date (2001 - 2008) including interest and penalties was approximately DKK 1,363.1 million ($199.6 million, based on the DKK to USD exchange rate on December 31, 2015). If SKAT continues to issue assessments for each year not currently assessed, the Company expects the aggregate assessments for such years (2009 - 2015) to be in excess of the amounts described above.

The Company and SKAT continued negotiations with respect to this matter in the third quarter of 2016 and the Company expects such negotiations to continue into 2017. At September 30, 2016, the Company’s Condensed Consolidated Balance Sheets reflect approximately $84.7 million for the combined U.S. and Danish income tax impact related to this matter, which includes the foreign exchange impact and additional interest accrued during 2016. In July 2016, the Company put on deposit with SKAT substantially all the Company’s estimate of the liability for Danish income tax and related interest (the “Tax Deposit”) to mitigate additional interest and foreign exchange exposure related to this matter. The Tax Deposit is included within other non-current assets on the Condensed Consolidated Balance Sheets. The Condensed Consolidated Balance Sheets, including the uncertain income tax liability related to this matter, reflect the Company’s evaluation and analysis of the facts, circumstances and information available through September 30, 2016.

If the Company is not successful in defending its position before the Danish National Tax Tribunal (the "Tribunal"), or in the Danish courts or in negotiating a mutually acceptable settlement, there is significant risk that the Company could be required to pay significant amounts to SKAT in excess of any related reserve or Tax Deposit. Such an outcome could have a material adverse impact on the Company’s profitability and liquidity. In addition, prior to any ultimate resolution of this issue before the Tribunal or the Danish courts, based on a change in facts and circumstances, the Company may be required to further increase its uncertain tax liability associated with this matter, which could have a material impact on the Company's reported earnings.

From June 2012 through September 30, 2016, SKAT withheld Value Added Tax refunds otherwise owed to the Company, pending resolution of this matter. Total withheld refunds at September 30, 2016 and December 31, 2015 are approximately $36.0 million and $26.0 million, respectively, and are included within other non-current assets on the Condensed Consolidated Balance Sheets. Certain of these refunds may ultimately be applied by the Company in full or partial satisfaction of the liability for Danish tax and interest related to the royalty matter discussed herein.

Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. It is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, including the Danish tax matter, or the expiration of applicable statute of limitations; however, the Company is not able to estimate the impact of these items at this time. There were no significant changes to the liability for unrecognized tax benefits during the three months ended September 30, 2016.
(10) Major Customers

Mattress Firm Holding Corp. (“Mattress Firm”), which was acquired by Steinhoff International Holdings N.V. in September 2016 and a customer within the North America segment, is our largest customer. In February 2016, Mattress Firm acquired all of the outstanding equity interests in HMK Mattress Holdings, LLC ("Sleepy’s"). Sleepy’s has historically been one of the Company's top five customers and, as a result of this acquisition, the combined companies represented 20.6% and 24.0% of the Company's sales for the three months ended September 30, 2016 and 2015, respectively. Sales for the combined companies represented 21.8% and 24.0% of the Company's sales for the nine months ended September 30, 2016 and 2015, respectively.

The top five customers, including the impact of the Mattress Firm acquisition of Sleepy's and prior acquisitions, accounted for approximately 38.9% and 40.9% of the Company’s sales for the three months ended September 30, 2016 and 2015, respectively. The top five customers, including the impact of the Mattress Firm acquisitions, accounted for approximately 39.5% and 41.2% of the Company's sales for the nine months ended September 30, 2016 and 2015, respectively. The top five customers, including the impact of the Mattress Firm acquisitions, accounted for approximately 40.6% and 37.7% of accounts receivable, net as of September 30, 2016, and December 31, 2015, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(11) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International. As presented on the Company's Condensed Consolidated Statements of Income, the Company has included the effect of the $0.2 million and $1.1 million Comfort Revolution redemption value adjustment, net of tax, for the three and nine months ended September 30, 2015 in net income attributable to Tempur Sealy International, Inc. below. As of September 30, 2016, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three or nine months ended September 30, 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per common share amounts)	2016	2015	2016	2015
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$77.8	$40.2	$138.7	$84.8

Denominator:
Denominator for basic earnings per common share-weighted average shares	58.2	62.1	60.1	61.4
Effect of dilutive securities:
Employee stock-based compensation	0.6	0.8	0.7	1.1
Denominator for diluted earnings per common share-adjusted weighted average shares	58.8	62.9	60.8	62.5

Basic earnings per common share	$1.34	$0.65	$2.31	$1.38

Diluted earnings per common share	$1.32	$0.64	$2.28	$1.36

The Company excluded 0.4 million and 0.0 million shares issuable upon exercise of outstanding stock options for the three months ended September 30, 2016 and 2015, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. The Company excluded 0.4 million and 0.1 million shares issuable upon exercise of outstanding stock options for the nine months ended September 30, 2016 and 2015, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.
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

The Company’s North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company’s accompanying Condensed Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payable.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes total assets by segment:

	September 30,	December 31,
(in millions)	2016	2015
North America	$2,521.2	$2,533.1
International	604.8	477.1
Corporate	665.6	775.0
Inter-segment eliminations	(1,045.4)	(1,129.7)
Total assets	$2,746.2	$2,655.5

     The following table summarizes property, plant and equipment, net by segment:

	September 30,	December 31,
(in millions)	2016	2015
North America	$240.0	$239.2
International	54.9	54.8
Corporate	70.2	67.7
Total property, plant and equipment, net	$365.1	$361.7

The following table summarizes segment information for the three months ended September 30, 2016:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$667.6	$106.1	$—	$—	$773.7
Other sales	30.9	27.8	—	—	58.7
Net sales	698.5	133.9	—	—	832.4

Inter-segment sales	$1.0	$0.2	$—	$(1.2)	$—
Inter-segment royalty expense (income)	1.8	(1.8)	—	—	—
Gross profit	290.1	72.0	—	—	362.1
Operating income (loss)	128.3	25.6	(22.8)	—	131.1
Income (loss) before income taxes	127.1	23.6	(40.4)	—	110.3

Depreciation and amortization (1)	$10.8	$4.0	$8.2	$—	$23.0
Capital expenditures	10.7	3.6	3.3	—	17.6

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information for the three months ended September 30, 2015:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$690.8	$110.2	$—	$—	$801.0
Other sales	50.4	28.6	—	—	79.0
Net sales	741.2	138.8	—	—	880.0

Inter-segment sales	$1.0	$0.2	$—	$(1.2)	$—
Inter-segment royalty expense (income)	2.0	(2.0)	—	—	—
Gross profit	287.7	71.9	—	—	359.6
Operating income (loss)	118.4	23.0	(30.5)	—	110.9
Income (loss) before income taxes	114.4	1.7	(50.2)	—	65.9

Depreciation and amortization (1)	$11.3	$4.0	$7.7	$—	$23.0
Capital expenditures	5.6	4.4	7.1	—	17.1

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the nine months ended September 30, 2016:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$1,858.2	$327.8	$—	$—	$2,186.0
Other sales	88.5	83.3	—	—	171.8
Net sales	1,946.7	411.1	—	—	2,357.8

Inter-segment sales	$3.5	$0.4	$—	$(3.9)	$—
Inter-segment royalty expense (income)	5.6	(5.6)	—	—	—
Gross profit	771.9	218.1	—	—	990.0
Operating income (loss)	308.9	76.1	(77.0)	—	308.0
Income (loss) before income taxes	304.3	69.0	(177.5)	—	195.8

Depreciation and amortization (1)	$32.1	$11.7	$25.8	$—	$69.6
Capital expenditures	22.0	8.3	11.6	—	41.9

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the nine months ended September 30, 2015:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$1,854.2	$333.9	$—	$—	$2,188.1
Other sales	111.4	84.4	—	—	195.8
Net sales	1,965.6	418.3	—	—	2,383.9

Inter-segment sales	$4.5	$0.5	$—	$(5.0)	$—
Inter-segment royalty expense (income)	5.3	(5.3)	—	—	—
Gross profit	718.2	217.6	—	—	935.8
Operating income (loss)	240.9	72.0	(95.6)	—	217.3
Income (loss) before income taxes	233.0	47.8	(150.3)	—	130.5

Depreciation and amortization (1)	$33.5	$12.1	$25.7	$—	$71.3
Capital expenditures	23.7	9.8	17.6	—	51.1
(1)    Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes property, plant and equipment, net by geographic region:

	September 30,	December 31,
(in millions)	2016	2015
United States	$303.2	$300.1
Canada	7.0	6.8
Other International	54.9	54.8
Total property, plant and equipment, net	$365.1	$361.7
Total International	$61.9	$61.6

The following table summarizes net sales by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
United States	$641.4	$684.8	$1,792.7	$1,813.4
Canada	57.1	56.4	154.0	152.2
Other International	133.9	138.8	411.1	418.3
Total net sales	$832.4	$880.0	$2,357.8	$2,383.9
Total International	$191.0	$195.2	$565.1	$570.5
(13) Guarantor/Non-Guarantor Financial Information

The $450.0 million and $600.0 million aggregate principal amount of 2023 Senior Notes and 2026 Senior Notes (collectively the "Senior Notes"), respectively, are general unsecured senior obligations of Tempur Sealy International and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by all of Tempur Sealy International’s 100% directly or indirectly owned current and future domestic subsidiaries (the "Combined Guarantor Subsidiaries"). The $375.0 million aggregate principal amount of 2020 Senior Notes were general unsecured senior obligations at December 31, 2015. The foreign subsidiaries (the "Combined Non-Guarantor Subsidiaries") represent the foreign operations of the Company and do not guarantee the Senior Notes. A subsidiary guarantor will be released from its obligations under the applicable indenture governing the Senior Notes when: (a) the subsidiary guarantor is sold or sells all or substantially all of its assets; (b) the subsidiary is declared "unrestricted" under the applicable indenture governing the Senior Notes; (c) the subsidiary’s guarantee of indebtedness under the 2012 Credit Agreement (as it may be amended, refinanced or replaced) is released (other than a discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the applicable indenture have been satisfied. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned subsidiary guarantors and non-guarantor subsidiaries. The Company has accounted for its investments in its subsidiaries under the equity method.

The following financial information presents the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, the Supplemental Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended September 30, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$656.0	$191.5	$(15.1)	$832.4
Cost of sales	—	381.1	104.3	(15.1)	470.3
Gross profit	—	274.9	87.2	—	362.1
Selling and marketing expenses	1.0	129.6	44.6	—	175.2
General, administrative and other expenses	4.0	44.5	15.5	—	64.0
Equity income in earnings of unconsolidated affiliates	—	—	(2.4)	—	(2.4)
Royalty income, net of royalty expense	—	(5.6)	(0.2)	—	(5.8)
Operating (loss) income	(5.0)	106.4	29.7	—	131.1

Other expense, net:
Third party interest expense, net	15.0	4.7	0.8	—	20.5
Intercompany interest (income) expense, net	(1.0)	—	1.0	—	—
Interest expense, net	14.0	4.7	1.8	—	20.5
Other expense, net	—	—	0.3	—	0.3
Total other expense, net	14.0	4.7	2.1	—	20.8

Income from equity investees	89.0	21.1	—	(110.1)	—

Income before income taxes	70.0	122.8	27.6	(110.1)	110.3
Income tax benefit (provision)	6.6	(33.8)	(6.5)	—	(33.7)
Net income before non-controlling interest	76.6	89.0	21.1	(110.1)	76.6
Less: Net loss attributable to non-controlling interest	(1.2)	(1.2)	—	1.2	(1.2)
Net income attributable to Tempur Sealy International, Inc.	$77.8	$90.2	$21.1	$(111.3)	$77.8

Comprehensive income attributable to Tempur Sealy International, Inc.	$72.6	$90.5	$15.8	$(106.3)	$72.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended September 30, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$697.8	$195.6	$(13.4)	$880.0
Cost of sales	—	427.2	106.6	(13.4)	520.4
Gross profit	—	270.6	89.0	—	359.6
Selling and marketing expenses	1.1	129.4	45.1	—	175.6
General, administrative and other expenses	4.2	59.1	16.5	—	79.8
Equity income in earnings of unconsolidated affiliates	—	—	(2.0)	—	(2.0)
Royalty income, net of royalty expense	—	(4.7)	—	—	(4.7)
Operating (loss) income	(5.3)	86.8	29.4	—	110.9

Other expense, net:
Third party interest expense, net	6.7	25.8	0.7	—	33.2
Intercompany interest expense (income), net	8.3	(8.9)	0.6	—	—
Interest expense, net	15.0	16.9	1.3	—	33.2
Other (income) expense, net	—	(8.6)	20.4	—	11.8
Total other expense, net	15.0	8.3	21.7	—	45.0

Income from equity investees	55.0	1.4	—	(56.4)	—

Income before income taxes	34.7	79.9	7.7	(56.4)	65.9
Income tax benefit (provision)	6.2	(24.9)	(6.3)	—	(25.0)
Net income before non-controlling interest	40.9	55.0	1.4	(56.4)	40.9
Less: Net income attributable to non-controlling interest	0.7	0.7	—	(0.7)	0.7
Net income attributable to Tempur Sealy International, Inc.	$40.2	$54.3	$1.4	$(55.7)	$40.2

Comprehensive income (loss) attributable to Tempur Sealy International, Inc.	$24.6	$53.9	$(21.3)	$(32.6)	$24.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,835.0	$566.4	$(43.6)	$2,357.8
Cost of sales	—	1,106.3	305.1	(43.6)	1,367.8
Gross profit	—	728.7	261.3	—	990.0
Selling and marketing expenses	3.7	358.0	136.4	—	498.1
General, administrative and other expenses	12.8	146.3	48.5	—	207.6
Equity income in earnings of unconsolidated affiliates	—	—	(8.6)	—	(8.6)
Royalty income, net of royalty expense	—	(15.1)	—	—	(15.1)
Operating (loss) income	(16.5)	239.5	85.0	—	308.0

Other expense, net:
Third party interest expense, net	51.1	11.7	2.2	—	65.0
Intercompany interest (income) expense, net	(3.1)	(0.1)	3.2	—	—
Interest expense, net	48.0	11.6	5.4	—	65.0
Loss on extinguishment of debt	34.3	12.9	—	—	47.2
Other (income) expense, net	—	(1.4)	1.4	—	—
Total other expense, net	82.3	23.1	6.8	—	112.2

Income from equity investees	200.8	62.3	—	(263.1)	—

Income before income taxes	102.0	278.7	78.2	(263.1)	195.8
Income tax benefit (provision)	33.6	(77.9)	(15.9)	—	(60.2)
Net income before non-controlling interest	135.6	200.8	62.3	(263.1)	135.6
Less: Net loss attributable to non-controlling interest	(3.1)	(3.1)	—	3.1	(3.1)
Net income attributable to Tempur Sealy International, Inc.	$138.7	$203.9	$62.3	$(266.2)	$138.7

Comprehensive income attributable to Tempur Sealy International, Inc.	$144.4	$204.9	$67.2	$(272.1)	$144.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,849.2	$572.7	$(38.0)	$2,383.9
Cost of sales	—	1,173.6	312.5	(38.0)	1,448.1
Gross profit	—	675.6	260.2	—	935.8
Selling and marketing expenses	2.8	358.1	137.1	—	498.0
General, administrative and other expenses	15.3	177.5	49.8	—	242.6
Equity income in earnings of unconsolidated affiliates	—	—	(8.4)	—	(8.4)
Royalty income, net of royalty expense	—	(13.7)	—	—	(13.7)
Operating (loss) income	(18.1)	153.7	81.7	—	217.3

Other expense, net:
Third party interest expense, net	20.1	52.0	2.0	—	74.1
Intercompany interest expense (income), net	24.6	(26.5)	1.9	—	—
Interest expense, net	44.7	25.5	3.9	—	74.1
Other (income) expense, net	—	(8.2)	20.9	—	12.7
Total other expense, net	44.7	17.3	24.8	—	86.8

Income from equity investees	130.0	40.1	—	(170.1)	—

Income before income taxes	67.2	176.5	56.9	(170.1)	130.5
Income tax benefit (provision)	19.7	(46.5)	(16.8)	—	(43.6)
Net income before non-controlling interest	86.9	130.0	40.1	(170.1)	86.9
Less: Net income attributable to non-controlling interest	2.1	2.1	—	(2.1)	2.1
Net income attributable to Tempur Sealy International, Inc.	$84.8	$127.9	$40.1	$(168.0)	$84.8

Comprehensive income (loss) attributable to Tempur Sealy International, Inc.	$40.2	$127.5	$(14.0)	$(113.5)	$40.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
September 30, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$33.6	$55.4	$—	$89.0
Accounts receivable, net	—	265.7	138.6	—	404.3
Inventories, net	—	154.5	59.8	—	214.3
Income taxes receivable	229.0	—	—	(229.0)	—
Prepaid expenses and other current assets	0.2	40.2	21.3	—	61.7
Total Current Assets	229.2	494.0	275.1	(229.0)	769.3
Property, plant and equipment, net	—	303.2	61.9	—	365.1
Goodwill	—	501.4	218.3	—	719.7
Other intangible assets, net	—	602.8	83.5	—	686.3
Deferred income taxes	19.6	—	25.4	(19.6)	25.4
Other non-current assets	—	31.9	148.5	—	180.4
Net investment in subsidiaries	2,164.3	48.9	—	(2,213.2)	—
Due from affiliates	414.7	1,632.5	4.0	(2,051.2)	—
Total Assets	$2,827.8	$3,614.7	$816.7	$(4,513.0)	$2,746.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1.6	$185.3	$51.0	$—	$237.9
Accrued expenses and other current liabilities	23.3	190.2	71.6	—	285.1
Income taxes payable	—	242.2	9.9	(229.0)	23.1
Current portion of long-term debt	—	32.3	33.8	—	66.1
Total Current Liabilities	24.9	650.0	166.3	(229.0)	612.2
Long-term debt, net	1,040.1	578.9	—	—	1,619.0
Deferred income taxes	—	190.1	21.7	(19.6)	192.2
Other non-current liabilities	—	30.1	132.1	—	162.2
Due to affiliates	1,602.2	1.3	447.7	(2,051.2)	—
Total Liabilities	2,667.2	1,450.4	767.8	(2,299.8)	2,585.6

Redeemable non-controlling interest	9.3	9.3	—	(9.3)	9.3

Total Stockholders’ Equity	151.3	2,155.0	48.9	(2,203.9)	151.3
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,827.8	$3,614.7	$816.7	$(4,513.0)	$2,746.2

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016

(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(30.4)	$38.2	$102.0	$—	$109.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(33.2)	(8.7)	—	(41.9)
Contributions (paid to) received from subsidiaries and affiliates	—	(76.8)	76.8	—	—
Net cash (used in) provided by investing activities	—	(110.0)	68.1	—	(41.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	600.0	1,214.6	56.9	—	1,871.5
Repayments of borrowings under long-term debt obligations	(375.0)	(1,246.6)	(37.7)	—	(1,659.3)
Net activity in investment in and advances from (to) subsidiaries and affiliates	136.5	22.6	(159.1)		—
Proceeds from exercise of stock options	15.2	—	—	—	15.2
Excess tax benefit from stock-based compensation	6.0	—	—	—	6.0
Treasury stock repurchased	(319.7)	—	—	—	(319.7)
Payment of deferred financing costs	(3.0)	(3.6)	—	—	(6.6)
Fees paid to lenders	(6.0)	(1.8)	—	—	(7.8)
Call premium on 2020 Senior Notes	(23.6)	—	—	—	(23.6)
Other	—	(1.6)	1.7	—	0.1
Net cash provided by (used in) financing activities	30.4	(16.4)	(138.2)	—	(124.2)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(8.6)	—	(8.6)
(Decrease) increase in cash and cash equivalents	—	(88.2)	23.3	—	(64.9)
CASH AND CASH EQUIVALENTS, beginning of period	—	121.8	32.1	—	153.9
CASH AND CASH EQUIVALENTS, end of period	$—	$33.6	$55.4	$—	$89.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(63.3)	$158.5	$38.0	$—	$133.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(40.3)	(10.8)	—	(51.1)
Proceeds from disposition of business and other	—	7.2	(0.3)		6.9
Net cash used in investing activities	—	(33.1)	(11.1)	—	(44.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	852.9	2.5	—	855.4
Repayments of borrowings under long-term debt obligations	—	(974.4)	—	—	(974.4)
Net activity in investment in and advances from (to) subsidiaries and affiliates	22.8	19.5	(42.3)	—	—
Proceeds from exercise of stock options	16.7	—	—	—	16.7
Excess tax benefit from stock-based compensation	19.7	—	—	—	19.7
Treasury stock repurchased	(1.3)	—	—	—	(1.3)
Payment of deferred financing costs		(6.4)	—	—	(6.4)
Proceeds from purchase of treasury shares by CEO	5.0	—	—	—	5.0
Other	—	(2.5)	0.4	—	(2.1)
Net cash provided by (used in) financing activities	62.9	(110.9)	(39.4)	—	(87.4)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	7.7	—	7.7
(Decrease) increase in cash and cash equivalents	(0.4)	14.5	(4.8)	—	9.3
CASH AND CASH EQUIVALENTS, beginning of period	0.4	25.5	36.6	—	62.5
CASH AND CASH EQUIVALENTS, end of period	$—	$40.0	$31.8	$—	$71.8

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and nine months ended September 30, 2016, including the following topics:

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

Factors That Could Impact Results of Operations

The factors outlined below could impact our future results of operations. For more extensive discussion of these and other risk factors that could impact our future results of operations, please refer to "Risk Factors", under ITEM 1A of Part II and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Results of Operations" included in ITEM 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

General Business and Economic Conditions

Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. We believe the retail environment in the U.S. weakened in the third quarter of 2016 with respect to consumer durable goods companies. Our net sales declined 5.4% in the third quarter of 2016 as compared to the same period in the prior year, and we believe the retail environment in the U.S. will continue to be challenging for the remainder of

2016. We expect our net sales to decline in the fourth quarter of 2016 as compared to the same period in the prior year. Additionally, the global economic environment continues to be challenging, and we expect this uncertainty to continue.

Customer Concentration

Mattress Firm Holding Corp. (“Mattress Firm”), which was acquired by Steinhoff International Holdings N.V. in September 2016 and a customer within the North America segment, is our largest customer. In February 2016, Mattress Firm acquired all of the outstanding equity interests in HMK Mattress Holdings, LLC (Sleepy’s), another large customer. As a result of this acquisition, Mattress Firm and Sleepy's combined represented 20.6% and 24.0% of our sales for the three months ended September 30, 2016 and 2015, respectively. Sales for the combined companies represented 21.8% and 24.0% of our sales for the nine months ended September 30, 2016 and 2015, respectively. We experienced a decline in sales to Mattress Firm in the third quarter of 2016 as compared to the same period in the prior year, primarily due to the challenging U.S. retail environment, the impact of Mattress Firm's current program of rebranding and remerchandising its newly acquired stores, and because we did not have our Stearns & Foster® products in the Mattress Firm stores. In the fourth quarter, we will complete the Stearns & Foster® launch into the Mattress Firm stores. However, we expect our sales to Mattress Firm will also decline in the fourth quarter of 2016 as compared to the same period in the prior year.

The risks associated with our largest customers is further described in "Risk Factors," under ITEM 1A of Part II and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Results of Operations" included in ITEM 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

Financial Leverage and Liquidity

Our debt agreements contain certain covenants that limit restricted payments, including share repurchases and dividends.  The 2016 Credit Agreement and 2023 Senior Notes contain similar limitations which, subject to other conditions, allow unlimited restricted payments at times when the ratio of consolidated funded debt less qualified cash to adjusted EBITDA remains below 3.5 times. In addition, both agreements permit limited restricted payments under certain conditions when the ratio of consolidated funded debt less qualified cash to adjusted EBITDA is above 3.5 times and less than 4.5 times. The limit on restricted payments under the 2016 Credit Agreement and 2023 Senior Notes is in part determined by a basket that grows at 50% of adjusted net income each quarter, reduced by restricted payments that are not otherwise permitted.

During the nine months ended September 30, 2016, we repurchased 5.2 million shares for approximately $317.7 million under the current share repurchase authorization. As of September 30, 2016, we had approximately $280.0 million remaining under the existing share repurchase authorization. We estimate the restricted payment basket under the 2016 Credit Agreement and 2023 Senior Notes will be approximately $460.0 million after the filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2016. We believe that repurchasing our shares creates value for our shareholders, and subject to market conditions, we expect that, in the fourth quarter of 2016, we will continue to repurchase shares opportunistically in accordance with our debt covenants under our current share repurchase authorization.

New Product Development and Introduction

In the fourth quarter of 2016, we expect to incur significant costs associated with new product introductions. We typically do not introduce products in the fourth quarter. As a result, we expect our profitability in the fourth quarter of 2016 to be negatively impacted by incremental floor model discounts and product launch costs as compared to the same period in the prior year.

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

Restructuring

During October 2016, we initiated certain restructuring activities, including moving to a more centralized structure and store closures, primarily in our International segment. We expect to incur costs of approximately $7.0 million related to these restructuring activities, which is also the approximate anticipated reduction of our annual operating costs as a result of the restructuring.

Results of Operations

A summary of our results for the three months ended September 30, 2016 include:

•
Total net sales decreased 5.4% to $832.4 million from $880.0 million in the third quarter of 2015. On a constant currency basis, which is a non-GAAP financial measure, total net sales decreased 4.6%, with a decrease of 5.8% in the North America business segment and an increase of 1.8% in the International business segment.

•	Gross margin was 43.5% as compared to 40.9% in the third quarter of 2015.

•
Operating income increased 18.2% to $131.1 million, or 15.7% of net sales, as compared to $110.9 million, or 12.6% of net sales, in the third quarter of 2015. Operating income in the third quarter of 2015 included $5.5 million of integration costs, $5.2 million of additional costs related to executive management transition and retention compensation and $2.4 million of restructuring costs.

•	Net income increased 93.5% to $77.8 million as compared to $40.2 million in the third quarter of 2015.

•
Earnings before interest, tax, depreciation and amortization ("EBITDA") increased 27.7% to $155.0 million as compared to $121.4 million for the third quarter of 2015. EBITDA increased 8.9% as compared to adjusted EBITDA, which is a non-GAAP financial measure, of $142.3 million in the third quarter of 2015.

•	Earnings per diluted share ("EPS") increased 106.3% to $1.32 as compared to $0.64 in the third quarter of 2015.

A summary of our results for the nine months ended September 30, 2016 include:

•	Net sales decreased 1.1% to $2,357.8 million from $2,383.9 million in the nine months ended September 30, 2015. On a constant currency basis, total net sales increased 0.4%.

•	Net income increased 63.6% to $138.7 million from $84.8 million in the nine months ended September 30, 2015.

•	EPS increased 67.6% to $2.28 from $1.36 in the nine months ended September 30, 2015.

For a discussion and reconciliation of non-GAAP financial measures as discussed above to the corresponding GAAP financial results, refer to the non-GAAP financial information set forth below under the heading "Non-GAAP Financial Information."

We may refer to net sales or earnings or other historical financial information on a “constant currency basis,” which is a non-GAAP financial measure. These references to constant currency basis do not include operational impacts that could result from fluctuations in foreign currency rates. To provide information on a constant currency basis, the applicable financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Constant currency information is not recognized under U.S. GAAP, and it is not intended as an alternative to U.S. GAAP measures. Refer to ITEM 3 under Part I of this Report for a discussion of our foreign currency disclosure.

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended September 30,
(in millions, except per share amounts)	2016		2015
Net sales	$832.4	100.0%	$880.0	100.0%
Cost of sales	470.3	56.5	520.4	59.1
Gross profit	362.1	43.5	359.6	40.9
Selling and marketing expenses	175.2	21.0	175.6	20.0
General, administrative and other expenses	64.0	7.7	79.8	9.0
Equity income in earnings of unconsolidated affiliates	(2.4)	(0.2)	(2.0)	(0.2)
Royalty income, net of royalty expense	(5.8)	(0.7)	(4.7)	(0.5)
Operating income	131.1	15.7	110.9	12.6

Other expense, net:
Interest expense, net	20.5	2.5	33.2	3.8
Other expense, net	0.3	—	11.8	1.3
Total other expense, net	20.8	2.5	45.0	5.1

Income before income taxes	110.3	13.3	65.9	7.5
Income tax provision	(33.7)	(4.1)	(25.0)	(2.8)
Net income before non-controlling interest	76.6	9.2	40.9	4.7
Less: Net (loss) income attributable to non-controlling interest (1)	(1.2)	(0.1)	0.7	0.1
Net income attributable to Tempur Sealy International, Inc.	$77.8	9.3%	$40.2	4.6%

Earnings per common share:
Basic	$1.34		$0.65
Diluted	$1.32		$0.64

Weighted average common shares outstanding:
Basic	58.2		62.1
Diluted	58.8		62.9

(1)
Net (loss) income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the three months ended September 30, 2016 and 2015 represented $(1.2) million and $0.5 million, respectively. As of September 30, 2015, the redemption value exceeded the accumulated earnings of the Company's redeemable non-controlling interest in Comfort Revolution, LLC. Accordingly, for the three months ended September 30, 2015, the Company recorded a $0.2 million adjustment, net of tax, to adjust the carrying value of redeemable non-controlling interest to its redemption value. As of September 30, 2016, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the three months ended September 30, 2016.

NET SALES

	Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
(in millions)	Consolidated		North America		International
Net sales by channel
Retail channel	$753.7	$800.3	$663.1	$703.3	$90.6	$97.0
Other channel	78.7	79.7	35.4	37.9	43.3	41.8
Total net sales	$832.4	$880.0	$698.5	$741.2	$133.9	$138.8

Net sales by product
Bedding	$773.7	$801.0	$667.6	$690.8	$106.1	$110.2
Other products	58.7	79.0	30.9	50.4	27.8	28.6
Total net sales	$832.4	$880.0	$698.5	$741.2	$133.9	$138.8

Net sales decreased 5.4%, and on a constant currency basis decreased 4.6%. The decrease in net sales was driven by:

•
North America net sales decreased 5.8%. Net sales of Bedding products decreased $23.2 million, or 3.4%, primarily due to a decrease in net sales of our Tempur products. Tempur product net sales were impacted by three primary factors. The retail environment in the U.S. in the third quarter was less robust than we had expected. We also experienced some significant weakness in our largest national account, which is in the process of rebranding and remerchandising certain stores. In addition, we believe our advertising campaign overemphasized our new product introductions and did not adequately support our legacy Tempur products. Net sales of Other products decreased $19.5 million, or 38.7%, primarily as a result of a decline in net sales of pillows and products sold through Comfort Revolution.

•
International net sales decreased 3.5%. On a constant currency basis, International net sales increased approximately 1.8%, with growth across all major regions. The increase in net sales on a constant currency basis was primarily due to an increase in direct sales of our Tempur products in Asia-Pacific, and an increase in net sales of our Sealy products in Latin America. International Other channel sales increased 13.4% on a constant currency basis, primarily driven by increases in net sales through the Internet and our company-owned stores.

GROSS PROFIT

	Three Months Ended September 30,
	2016		2015
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$290.1	41.5%	$287.7	38.8%	2.7%
International	72.0	53.8%	71.9	51.8%	2.0%
Consolidated gross margin	$362.1	43.5%	$359.6	40.9%	2.6%

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

Gross margin increased 260 basis points. The increase was driven primarily by 150 basis points of operational improvements, including sourcing improvements and decreased commodity costs, and 110 basis points due to favorable pricing actions and product mix.

•	North America gross margin increased 270 basis points. The increase was driven primarily by 170 basis points of operational efficiencies and 90 basis points due to pricing actions and product mix.

•	International gross margin increased 200 basis points. The increase was driven primarily by 110 basis points of operational improvements and 90 basis points due to improved product mix.

OPERATING EXPENSES

	Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$104.3	$103.1	$95.8	$93.7	$8.5	$9.4	$—	$—
Other selling and marketing expenses	70.9	72.5	39.3	41.6	30.7	29.9	0.9	1.0
General, administrative and other expenses	64.0	79.8	29.4	36.6	12.7	13.7	21.9	29.5
Total operating expenses	$239.2	$255.4	$164.5	$171.9	$51.9	$53.0	$22.8	$30.5

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

Operating expenses decreased $16.2 million or 6.3%, and remained relatively flat as a percentage of net sales. In the second half of 2015, we took actions to reduce our overhead expenses. The impact, which included headcount reductions and international store closures, reduced our overall operating expenses by approximately $3.5 million in the third quarter of 2016 as compared to the same period in 2015. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses decreased $7.4 million and remained relatively flat as a percentage of net sales. The decrease was primarily driven by decreased incentive compensation expenses, as well as lower overall operating expense management in selling and marketing expenses and general, administrative and other expenses. These decreases were offset by increased national advertising spend of $5.4 million.

•	International operating expenses decreased slightly and remained relatively flat as a percentage of net sales.

•
Corporate operating expenses decreased $7.7 million, or 25.2%. In the third quarter of 2015, we incurred $4.9 million of additional costs related to executive management transition and retention compensation, $2.0 million of integration costs and $0.5 million of restructuring costs, which were not incurred in the third quarter of 2016.

OPERATING INCOME

	Three Months Ended September 30,
	2016		2015
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$128.3	18.4%	$118.4	16.0%	2.4%
International	25.6	19.1%	23.0	16.6%	2.5%
	153.9		141.4
Corporate expenses	(22.8)		(30.5)
Total operating income	$131.1	15.7%	$110.9	12.6%	3.1%

Operating income increased $20.2 million and operating margin improved 310 basis points. The increase was driven by:

•
North America operating income increased $9.9 million and operating margin improved 240 basis points. The improvement in operating margin was primarily driven by improved gross margin of 270 basis points, offset slightly by a decrease in operating expense leverage of 40 basis points.

•
International operating income increased $2.6 million and operating margin increased 250 basis points. The increase in operating margin was primarily driven by an increase in gross margin of 200 basis points and an increase in royalty income, net of royalty expense, of $1.0 million or 47.6%, which increased operating margin by 80 basis points.

•	Corporate operating expenses decreased $7.7 million, as discussed above, which improved our consolidated operating margin by 90 basis points.

INTEREST EXPENSE, NET

	Three Months Ended September 30,
(in millions, except percentages)	2016	2015	% Change
Interest expense, net	$20.5	$33.2	(38.3)%

Interest expense, net, decreased $12.7 million or 38.3%. During the three months ended September 30, 2015, we recorded $12.0 million of accelerated amortization of deferred financing costs associated with the $493.8 million voluntary prepayments on our 2012 Credit Agreement, subsequent to the issuance of our 2023 Senior Notes. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

OTHER EXPENSE, NET

During the third quarter of 2015, we reached a settlement related to the previously disclosed antitrust investigation by the German Federal Cartel Office ("FCO"). Our German subsidiary was one of several mattress wholesaler/manufacturers that have reached a settlement with the FCO. Under the terms of the settlement, we paid approximately €15.5 million (approximately $17.4 million) to fully resolve this matter. In addition, in the third quarter of 2015 we recorded $9.5 million of other income from a partial settlement of a legal dispute.

INCOME TAX PROVISION

	Three Months Ended September 30,
(in millions, except percentages)	2016	2015	% Change
Income tax provision	$33.7	$25.0	34.8%
Effective tax rate	30.6%	37.9%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $8.7 million. Our effective tax rate decreased 730 basis points. For the three months ended September 30, 2016 there were no material discrete items that impacted the effective tax rate. During the three months ended September 30, 2015 the income tax rate was adversely impacted by approximately 770 basis points related to the non-deductible settlement costs associated with the antitrust investigation by the German FCO as well as other non-recurring permanent items.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Nine Months Ended September 30,
(in millions, except per share amounts)	2016		2015
Net sales	$2,357.8	100.0%	$2,383.9	100.0%
Cost of sales	1,367.8	58.0	1,448.1	60.7
Gross profit	990.0	42.0	935.8	39.3
Selling and marketing expenses	498.1	21.1	498.0	20.9
General, administrative and other expenses	207.6	8.8	242.6	10.2
Equity income in earnings of unconsolidated affiliates	(8.6)	(0.4)	(8.4)	(0.3)
Royalty income, net of royalty expense	(15.1)	(0.6)	(13.7)	(0.6)
Operating income	308.0	13.1	217.3	9.1

Other expense, net:
Interest expense, net	65.0	2.8	74.1	3.1
Loss on extinguishment of debt	47.2	2.0	—	—
Other expense, net	—	—	12.7	0.5
Total other expense, net	112.2	4.8	86.8	3.6

Income before income taxes	195.8	8.3	130.5	5.5
Income tax provision	(60.2)	(2.5)	(43.6)	(1.9)
Net income before non-controlling interest	135.6	5.8	86.9	3.7
Less: Net (loss) income attributable to non-controlling interest (1)	(3.1)	(0.1)	2.1	0.1
Net income attributable to Tempur Sealy International, Inc.	$138.7	5.9%	$84.8	3.6%

Earnings per common share:
Basic	$2.31		$1.38
Diluted	$2.28		$1.36

Weighted average common shares outstanding:
Basic	60.1		61.4
Diluted	60.8		62.5

(1)
Net (loss) income attributable to the Company's redeemable non-controlling interest in Comfort Revolution, LLC for the nine months ended September 30, 2016 and 2015 represented $(3.1) million and $1.0 million, respectively. As of September 30, 2015, the redemption value exceeded the accumulated earnings of the Company's redeemable non-controlling interest in Comfort Revolution, LLC. Accordingly, for the nine months ended September 30, 2015, the Company recorded a $1.1 million adjustment, net of tax, to adjust the carrying value of redeemable non-controlling interest to its redemption value. As of September 30, 2016, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary for the nine months ended September 30, 2016.

NET SALES

	Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
(in millions)	Consolidated		North America		International
Net sales by channel
Retail channel	$2,128.8	$2,180.1	$1,843.3	$1,881.4	$285.5	$298.7
Other channel	229.0	203.8	103.4	84.2	125.6	119.6
Total net sales	$2,357.8	$2,383.9	$1,946.7	$1,965.6	$411.1	$418.3

Net sales by product
Bedding	$2,186.0	$2,188.1	$1,858.2	$1,854.2	$327.8	$333.9
Other products	171.8	195.8	88.5	111.4	83.3	84.4
Total net sales	$2,357.8	$2,383.9	$1,946.7	$1,965.6	$411.1	$418.3

Net sales decreased 1.1%, and on a constant currency basis increased 0.4%. The increase in net sales was driven by:

•
North America net sales decreased 1.0%. On a constant currency basis, net sales decreased approximately 0.6%. Net sales of Bedding products were relatively flat, primarily due to a decrease in net sales of our Tempur products. Tempur product net sales were impacted by three primary factors in the third quarter. The retail environment in the U.S. was less robust than we had expected. We also experienced some significant weakness in our largest national account, which is in the process of rebranding and remerchandising certain stores. In addition, we believe our advertising campaign overemphasized our new product introductions and did not adequately support our legacy Tempur products. Net sales of Other products decreased $22.9 million, or 20.6%, primarily as a result of a decline in net sales net sales of pillows and products sold through Comfort Revolution. Canada net sales increased 1.2%, and, on a constant currency basis, increased 5.8%.

•
International net sales decreased 1.7% due to unfavorable foreign exchange rates. On a constant currency basis, International net sales increased approximately 5.1%, with growth across all major regions. Constant currency growth in International was primarily driven by the success of new product introductions, an increase in direct sales of our Tempur products in Asia-Pacific and an increase in net sales of our Sealy products in Latin America. On a constant currency basis, International Other channel sales increased 15.9%, primarily driven by an increase in net sales through the Internet and our company-owned stores.

GROSS PROFIT

	Nine Months Ended September 30,
	2016		2015
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$771.9	39.7%	$718.2	36.5%	3.2%
International	218.1	53.1%	217.6	52.0%	1.1%
Consolidated gross margin	$990.0	42.0%	$935.8	39.3%	2.7%

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

Gross margin increased 270 basis points. The increase was primarily driven by 280 basis points of operational improvements, including sourcing improvements and decreased commodity costs, and 50 basis points due to pricing actions. These factors were partially offset by unfavorable discounts on new product introductions of 50 basis points, as our product introductions in the nine months ended September 30, 2016 were more significant than in 2015.

•
North America gross margin increased 320 basis points. The increase was driven primarily by 250 basis points of operational improvements, including sourcing improvements and decreased commodity costs, and 70 basis points due to pricing actions.

•
International gross margin increased 110 basis points. The increase was driven by 100 basis points of operational improvements and 60 basis points of favorable channel mix, as we expand distribution through more profitable direct-to-consumer channels. These factors were partially offset by 70 basis points of discounts associated with promotional activity.

OPERATING EXPENSES

	Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$275.1	$280.2	$247.9	$251.7	$27.2	$28.5	$—	$—
Other selling and marketing expenses	223.0	217.8	127.8	124.2	91.6	90.8	3.6	2.8
General, administrative and other expenses	207.6	242.6	93.7	108.0	40.3	41.7	73.6	92.9
Total operating expenses	$705.7	$740.6	$469.4	$483.9	$159.1	$161.0	$77.2	$95.7

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

Operating expenses decreased $34.9 million or 4.7% and decreased 120 basis points as a percentage of net sales. In the second half of 2015, we took actions to reduce our overhead expenses. The impact, which included headcount reductions and international store closures, reduced our overall operating expenses by approximately $10.5 million in 2016 as compared to the same period in 2015. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses decreased $14.5 million and decreased 50 basis points as a percentage of net sales. The decrease was primarily driven by decreased incentive compensation expenses, as well as lower overall operating expenses in selling and marketing expenses and general, administrative and other expenses.These decreases were offset by increased national advertising spend of $5.7 million.

•	International operating expenses decreased slightly and remained relatively flat as a percentage of net sales.

•
Corporate operating expenses decreased $18.5 million, or 19.3%. In the nine months ended September 30, 2016, executive management transition and retention compensation decreased $9.3 million and integration costs decreased $3.1 million. In addition, in the first half of 2015 we incurred $6.3 million of additional costs related to our 2015 Annual Meeting which were not incurred in 2016.

OPERATING INCOME

	Nine Months Ended September 30,
	2016		2015
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$308.9	15.9%	$240.9	12.3%	3.6%
International	76.1	18.5%	72.0	17.2%	1.3%
	385.0		312.9
Corporate expenses	(77.0)		(95.6)
Total operating income	$308.0	13.1%	$217.3	9.1%	4.0%

Operating income increased $90.7 million and operating margin improved 400 basis points. The increase was driven by:

•
North America operating income increased $68.0 million and operating margin improved 360 basis points. The improvement in operating margin was primarily driven by improved gross margin of 320 basis points and an improvement in operating expense leverage of 50 basis points.

•
International operating income increased $4.1 million and operating margin improved 130 basis points. The improvement in operating margin was primarily driven by improved gross margin of 110 basis points.

•	Corporate operating expenses decreased $18.6 million, as discussed above, which improved our consolidated operating margin by 80 basis points.

INTEREST EXPENSE, NET

	Nine Months Ended September 30,
(in millions, except percentages)	2016	2015	% Change
Interest expense, net	$65.0	$74.1	(12.3)%

Interest expense, net, decreased $9.1 million or 12.3%. In connection with the overlapping period between the issuance of the 2026 Senior Notes on May 24, 2016 and redemption of the 2020 Senior Notes on June 23, 2016, we incurred an additional $2.1 million of interest compared to the nine months ended September 30, 2015. Additionally, during the nine months ended September 30, 2015, we recorded $12.0 million of accelerated amortization of deferred financing costs associated with the $493.8 million voluntary prepayments on our 2012 Credit Agreement, subsequent to the issuance of our 2023 Senior Notes. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

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

OTHER EXPENSE, NET

During the nine months ended September 30, 2015, we reached a settlement related to the previously disclosed antitrust investigation by the German FCO. Our German subsidiary was one of several mattress wholesaler/manufacturers that has reached a settlement with the FCO. Under the terms of the settlement, we paid approximately €15.5 million (approximately $17.4 million) to fully resolve this matter. In addition, in the nine months ended September 30, 2015 we recorded $9.5 million of other income from a partial settlement of a legal dispute.

INCOME TAX PROVISION

	Nine Months Ended September 30,
(in millions, except percentages)	2016	2015	% Change
Income tax provision	$60.2	$43.6	38.1%
Effective tax rate	30.7%	33.4%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $16.6 million due primarily to an increase of income before income taxes, and our effective tax rate decreased 270 basis points. For the nine months ended September 30, 2016 there were no material non-recurring items that impacted the effective tax rate. For the nine months ended September 30, 2015 the income tax rate was adversely impacted by approximately 390 basis points related to the non-deductible settlement costs associated with the antitrust investigation by the German FCO as well as other non-recurring permanent items.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, share repurchases, capital expenditures and working capital needs. As of September 30, 2016, we had working capital of $157.1 million, including cash and cash equivalents of $89.0 million, as compared to working capital of $96.1 million including $153.9 million in cash and cash equivalents as of December 31, 2015.

The increase in working capital was primarily driven by increases in accounts receivable and inventories, as well as decreases in accounts payable and the current portion of long-term debt. This was partially offset by decreases in cash and cash equivalents, as we funded our share repurchase program and other capital requirements, decreases in prepaid expenses and other current assets, and increases in accrued expenses and other current liabilities and income taxes payable. Accounts receivable increases are driven primarily by net sales, in addition to timing of customer collections. Inventory increased primarily due to the decrease in net sales of our Tempur products and due to planned Sealy product introductions in the fourth quarter of 2016.  Accounts payable decreases are driven primarily by the timing of payments to vendors. The current portion of long-term debt decreased primarily due to the repayment of our 8.0% Sealy Notes. Prepaid expenses and other current assets decreases are driven primarily by decreases in our foreign exchange forward contracts. Accrued expenses and other current liabilities increases are driven primarily by the timing of interest payments on our senior notes and customer incentive programs based on year-to-date results, which were offset by a $10.0 million contribution to our U.S. defined benefit pension plan during the second quarter of 2016. Income taxes payable increases are driven primarily by the increase in taxable income and timing of estimated income tax payments.

The table below presents net cash provided by (used in) operating, investing and financing activities for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2016	2015
Net cash provided by (used in):
Operating activities	$109.8	$133.2
Investing activities	(41.9)	(44.2)
Financing activities	(124.2)	(87.4)

Cash provided by operating activities decreased $23.4 million in the nine months ended September 30, 2016 as compared to the same period in 2015. The decrease in cash provided by operating activities was primarily the result of an increase in cash used by operating assets and liabilities, which was due to the $92.0 million payment on deposit with the Danish Tax Authority ("SKAT"). This decrease was offset by an increase in net income before non-controlling interest, as well as excluding the impact of the loss on extinguishment of debt of $47.2 million. The loss on extinguishment of debt was composed of a non-cash write-off of $15.8 million in deferred financing costs associated with the 2012 Credit Agreement and 2020 Senior Notes, $7.8 million of fees paid to lenders associated with the 2016 Credit Agreement and 2026 Senior Notes, and $23.6 million of a call premium on our 2020 Senior Notes. The lender fees and call premium are presented as uses of cash in financing activities.

Cash used in investing activities decreased $2.3 million in the nine months ended September 30, 2016 as compared to the same period in 2015. The decrease in cash used in investing activities is due to a decrease in capital expenditures, which is primarily due to the phasing of planned capital projects.

Cash used in financing activities increased $36.8 million in the nine months ended September 30, 2016 as compared to the same period in 2015. In the nine months ended September 30, 2016, we repurchased 5.3 million shares of treasury stock for $319.7 million. Our other primary sources and uses of cash for financing activities in the nine months ended September 30, 2016 relate to the repayment of our 2012 Credit Agreement using proceeds from our 2016 Credit Agreement, as well as the repayment of our 2020 Senior Notes using proceeds from our 2026 Senior Notes. In April 2016, we received proceeds of $524.5 million under our 2016 Credit Agreement and repaid $521.4 million outstanding under our 2012 Credit Agreement. In May 2016, we received gross proceeds of $600.0 million from the issuance of our 2026 Senior Notes and, in June 2016, redeemed the 2020 Senior Notes for $375.0 million plus a call premium of $23.6 million. In connection with the 2016 Credit Agreement and 2026 Senior Notes, we paid $6.6 million in deferred financing costs and $7.8 million in fees to lenders. Additional borrowings to fund share repurchases and other financing and operating activities during the nine months ended September 30, 2016 were $747.0 million, offset by repayments of $762.9 million. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

Capital Expenditures

Capital expenditures totaled $41.9 million and $51.1 million for the nine months ended September 30, 2016 and 2015, respectively. We currently expect our 2016 capital expenditures to be approximately $65.0 million, which relate to continued strategic investments that we believe will support our future plans.

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

Our total debt increased to $1,696.0 million as of September 30, 2016 from $1,479.6 million as of December 31, 2015. After giving effect to letters of credit outstanding of $19.8 million, total availability under the revolver was $480.2 million as of September 30, 2016. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for further discussion of our debt and applicable interest rates.

As of September 30, 2016, our ratio of consolidated funded debt less qualified cash to EBITDA in accordance with the Company's 2016 Credit Agreement was 3.19 times, within the terms of the consolidated total net leverage ratio covenant set forth in the 2016 Credit Agreement, which limits this ratio to 5.00 times. As of September 30, 2016, we were in compliance with all of the financial covenants in our debt agreements.

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

Non-GAAP Financial Information

The Company provides information regarding adjusted net income, adjusted EPS, adjusted gross profit, adjusted gross margin, adjusted operating income (expense), adjusted operating margin, EBITDA, adjusted EBITDA, consolidated funded debt and consolidated funded debt less qualified cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income and earnings per share as a measure of operating performance or total debt. The Company believes these non-GAAP measures provide investors with performance measures that better reflect the Company’s underlying operations and trends, including trends in changes in margin and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments management makes to derive the non-GAAP measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP measure, but which management does not consider to be the fundamental attributes or primary drivers of the Company's business, including costs associated with its 2013 acquisition of Sealy Corporation and its subsidiaries (the "Sealy Acquisition") and the exclusion of other costs associated with the 2015 Annual Meeting

(including executive management transition and retention compensation), legal settlements, costs associated with the completion of the 2016 Credit Facility and 2026 Senior Notes offering in the second quarter of 2016 and other costs.

The Company believes that exclusion of these items assists in providing a more complete understanding of the Company’s underlying results from continuing operations and trends, and management uses these measures along with the corresponding GAAP financial measures to manage the Company’s business, to evaluate its consolidated and business segment performance compared to prior periods and the marketplace, to establish operational goals and to provide continuity to investors for comparability purposes. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with U.S. GAAP and these non-GAAP measures should be considered supplemental in nature and should not be construed as more significant than comparable measures defined by U.S. GAAP. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. For more information about these non-GAAP measures and a reconciliation to the nearest GAAP measure, please refer to the reconciliations on the following pages.

Third Quarter 2016 Key Highlights

(in millions, except percentages and per common share amounts)	Three Months Ended		% Change	% Change Constant Currency(1)
	September 30, 2016	September 30, 2015
Net sales	$832.4	$880.0	(5.4)%	(4.6)%
Net income	77.8	40.2	93.5%	98.5%
EPS	1.32	0.64	106.3%	110.9%
Adjusted EPS(1)	1.32	1.11	18.9%	21.6%
EBITDA(1)	155.0	121.4	27.7%	30.2%
Adjusted EBITDA(1)	155.0	142.3	8.9%	11.1%

(1)	Non-GAAP financial measure. Please refer to the reconciliations on the following tables. No adjustments were made to EPS or EBITDA in the three months ended September 30, 2016.

Adjusted Net Income and Adjusted EPS.

A reconciliation of GAAP net income to adjusted net income and a calculation of adjusted EPS is provided below. Management believes that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes at the end of the following table.

The following table sets forth the reconciliation of the Company’s GAAP net income to adjusted net income and a calculation of adjusted EPS for the three months ended September 30, 2016 and 2015:

	Three Months Ended
(in millions, except per share amounts)	September 30, 2016	September 30, 2015
GAAP net income	$77.8	$40.2
German legal settlement (1)	—	17.6
Interest expense (2)	—	12.0
Other income (3)	—	(9.5)
Integration costs (4)	—	6.1
Executive management transition and retention compensation (5)	—	5.2
Restructuring costs (6)	—	2.4
Tax adjustments (7)	—	(4.1)
Adjusted net income	$77.8	$69.9

Adjusted earnings per common share, diluted	$1.32	$1.11

Diluted shares outstanding	58.8	62.9

(1)
German legal settlement represents the previously announced €15.5 million ($17.6 million) settlement the Company reached in 2015 with the German FCO to fully resolve the FCO's antitrust investigation, and related legal fees.

(2)
Interest expense represents non-cash interest costs related to the accelerated amortization of deferred financing costs associated with the $493.8 million voluntary prepayment of the Company’s term loans, subsequent to the issuance by the Company of $450.0 million aggregate principal amount of 5.625% senior notes due 2023.

(3)	Other income includes income from a partial settlement of a legal dispute.
(4)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy Acquisition.

(5)	Executive management transition and retention compensation represents certain costs associated with the transition of certain of the Company's executive officers following the 2015 Annual Meeting.
(6)	Restructuring costs represents costs associated with headcount reduction and store closures.
(7)	Tax adjustments represent adjustments associated with the aforementioned items and other discrete income tax events.

Adjusted Gross Profit and Gross Margin and Adjusted Operating Income (Expense) and Operating Margin.

A reconciliation of GAAP gross profit and gross margin to adjusted gross profit and gross margin, respectively, and GAAP operating income (expense) and operating margin to adjusted operating income (expense) and operating margin, respectively, is provided below. Management believes that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes at the end of the following table.

The following table sets forth the Company's reported GAAP gross profit and operating income (expense) for the three months ended September 30, 2016. The Company had no adjustments to GAAP gross profit and operating income (expense) for the three months ended September 30, 2016.

	Three Months Ended September 30, 2016
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$832.4		$698.5		$133.9		$—

Gross profit	$362.1	43.5%	$290.1	41.5%	$72.0	53.8%	$—

Operating income (expense)	$131.1	15.7%	$128.3	18.4%	$25.6	19.1%	$(22.8)

The following table sets forth the reconciliation of the Company's reported GAAP gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the three months ended September 30, 2015.

	Three Months Ended September 30, 2015
(in millions, except percentages)	Consolidated	Margin	North America (1)	Margin	International (2)	Margin	Corporate (3)
Net sales	$880.0		$741.2		$138.8		$—

Gross profit	$359.6	40.9%	$287.7	38.8%	$71.9	51.8%	$—
Adjustments	3.5		2.2		1.3		—
Adjusted gross profit	$363.1	41.3%	$289.9	39.1%	$73.2	52.7%	$—

Operating income (expense)	$110.9	12.6%	$118.4	16.0%	$23.0	16.6%	$(30.5)
Adjustments	13.1		3.0		2.7		7.4
Adjusted operating income (expense)	$124.0	14.1%	$121.4	16.4%	$25.7	18.5%	$(23.1)

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

EBITDA, Adjusted EBITDA and Consolidated funded debt less qualified cash.

The following reconciliations are provided below:

•	GAAP net income to EBITDA and adjusted EBITDA

•	Total debt to consolidated funded debt less qualified cash

•	Ratio of consolidated funded debt less qualified cash to adjusted EBITDA

Management believes that presenting these non-GAAP measures provides investors with useful information with respect to the Company’s operating performance and comparisons from period to period, as well as general information about the Company's progress in reducing its leverage.

The following table sets forth the reconciliation of the Company’s reported GAAP net income to the calculations of EBITDA and adjusted EBITDA for the three months ended September 30, 2016 and 2015:

	Three Months Ended
(in millions)	September 30, 2016	September 30, 2015
GAAP net income	$77.8	$40.2
Interest expense	20.5	33.2
Income taxes	33.7	25.0
Depreciation and amortization	23.0	23.0
EBITDA	$155.0	$121.4
Adjustments:
German legal settlement (1)	—	17.6
Other income (2)	—	(9.5)
Integration costs (3)	—	6.1
Executive management transition and retention compensation (4)	—	4.3
Restructuring costs (5)	—	2.2
Redemption value adjustment on redeemable non-controlling interest, net of tax (6)	—	0.2
Adjusted EBITDA	$155.0	$142.3

(1)
German legal settlement represents the previously announced €15.5 million ($17.6 million) settlement the Company reached in 2015 with the German FCO to fully resolve the FCO's antitrust investigation, and related legal fees.

(2)	Other income includes income from a partial settlement of a legal dispute.
(3)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy Acquisition.

(4)	Executive management transition and retention compensation represents certain costs associated with the transition of certain of the Company's executive officers following the 2015 Annual Meeting.
(5)	Restructuring costs represents costs associated with headcount reduction and store closures.
(6)	Redemption value adjustment on redeemable non-controlling interest represents an adjustment to the carrying value of the redeemable non-controlling interest to its redemption value.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended September 30, 2016 and 2015:

	Trailing Twelve Months Ended
(in millions)	September 30, 2016	September 30, 2015
Net income	$127.4	$131.4
Interest expense	87.0	95.5
Loss on extinguishment of debt	47.2	—
Income taxes	142.0	64.8
Depreciation and amortization	92.2	94.1
EBITDA	$495.8	$385.8
Adjustments
Restructuring costs (1)	9.7	2.2
Integration costs (2)	6.3	42.9
Executive management transition and retention compensation (3)	4.4	7.3
Pension settlement (4)	1.3	—
Other income (5)	—	(25.1)
German legal settlement (6)	—	17.6
2015 Annual Meeting costs (7)	—	6.3
Financing costs (8)	—	1.0
Redemption value adjustment on redeemable non-controlling interest, net of tax (9)	(1.1)	1.1
Adjusted EBITDA	$516.4	$439.1

Consolidated funded debt less qualified cash	$1,648.9	$1,447.0

Ratio of consolidated funded debt less qualified cash to Adjusted EBITDA	3.19 times	3.30 times

(1)	Restructuring costs represents costs associated with headcount reduction and store closures.
(2)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy Acquisition.

(3)	Executive management transition and retention compensation represents certain costs associated with the transition of certain of the Company's executive officers following the 2015 Annual Meeting.
(4)	Pension settlement represents pension expense recorded in conjunction with a settlement offered to terminated, vested participants in a defined benefit pension plan.
(5)	Other income includes income from a partial settlement of a legal dispute.
(6)
German legal settlement represents the previously announced €15.5 million ($17.6 million) settlement the Company reached in 2015 with the German FCO to fully resolve the FCO's antitrust investigation, and related legal fees.

(7)	2015 Annual Meeting costs represent additional costs related to the Company's 2015 Annual Meeting and related issues.
(8)	Financing costs represent costs incurred in connection with the amendment of the 2012 Credit Agreement.
(9)	Redemption value adjustment on redeemable non-controlling interest represents an adjustment to the carrying value of the redeemable non-controlling interest to its redemption value.

On April 6, 2016, the Company entered into a senior secured credit agreement ("2016 Credit Agreement") with a syndicate of banks, replacing the Company's previous senior secured credit agreement dated December 12, 2012 ("2012 Credit Agreement"). Under the Company's 2016 Credit Agreement, adjusted EBITDA contains certain restrictions that limit adjustments to GAAP net income when calculating adjusted EBITDA. For the twelve months ended September 30, 2016 and 2015, the Company's adjustments to GAAP net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2016 Credit Agreement.

The ratio of adjusted EBITDA under the Company's 2016 Credit Agreement to consolidated funded debt less qualified cash is 3.19 times for the trailing twelve months ending September 30, 2016. The Company's 2016 Credit Agreement requires the Company to maintain a ratio of consolidated funded debt less qualified cash to Adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of the Company's reported total debt to the calculation of consolidated funded debt less qualified cash as of September 30, 2016 and 2015. "Consolidated funded debt" and "qualified cash" are terms used in the Company's 2016 Credit Agreement and 2012 Credit Agreement for purposes of certain financial covenants.

(in millions)	September 30, 2016	September 30, 2015
Total debt, net	$1,685.1	$1,459.4
Plus: Deferred financing costs (1)	10.9	26.9
Total debt	1,696.0	1,486.3
Plus: Letters of credit outstanding	19.8	19.8
Consolidated funded debt	$1,715.8	$1,506.1
Less:
Domestic qualified cash (2)	33.8	40.0
Foreign qualified cash (2)	33.1	19.1
Consolidated funded debt less qualified cash	$1,648.9	$1,447.0

(1)
The Company presents deferred financing costs as a direct reduction from the carrying amount of the related debt in the Condensed Consolidated Balance Sheets. For purposes of determining total debt for financial covenants, the Company has added these costs back to total debt, net as calculated in the Condensed Consolidated Balance Sheets.

(2)
Qualified cash as defined in the 2016 Credit Agreement and 2012 Credit Agreement equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Stockholders’ Equity

Share Repurchase Program

On February 1, 2016, the Board authorized a new share repurchase authorization of up to $200.0 million of Tempur Sealy International's common stock. On both June 7, 2016 and July 27, 2016, the Board increased the authorization under our share repurchase program by an additional $200.0 million to a total of $600.0 million. In the nine months ended September 30, 2016, we purchased 5.2 million shares of our common stock for a total cost of $317.7 million. As of September 30, 2016, we had approximately $280 million available under our existing share repurchase authorization. For a complete description of our Share Repurchase Program, please refer to our Annual Report on Form 10-K, including "Stockholders' Equity" included in ITEM 7 of Part II of the Annual Report.

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flows from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of September 30, 2016, we had $1,696.0 million in total debt outstanding, and our adjusted EBITDA, which is a non-GAAP financial measure, was $155.0 million for the three months ended September 30, 2016. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $85.0 million in 2016. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes that were retired in July 2016.

Our 2016 Credit Agreement provides for (i) a $500.0 million revolving credit facility, (ii) a $500.0 million term loan facility and (iii) a $100.0 million delayed draw term loan facility. We borrowed $100.0 million using the delayed draw term loan facility to repay the 8.0% Sealy Notes. At any time, we may also elect to request the establishment of one or more incremental term loan facilities and/or increase commitments under the revolving credit facility of up to $500.0 million. A portion of the revolving credit facility of up to $250.0 million is available in Canadian Dollars, Pounds Sterling, the Euro and any additional currencies determined by mutual agreement of the Company, the Agent and the lenders under the revolving credit facility. A portion of the revolving credit facility of up to $100.0 million is available for the issuance of letters of credit for the account of the Company and a portion of the revolving credit facility of up to $50.0 million is available for swing line loans to the Company. The Company expects to use the revolving credit facility from time to time to finance working capital needs and for general corporate purposes.

We have received income tax assessments from SKAT with respect to the tax years 2001 through 2008 relating to the royalty paid by a U.S. subsidiary of Tempur Sealy International to a Danish subsidiary. In July 2016, we put on deposit with SKAT an amount approximately equal to our estimate of the liability for Danish income tax and related interest, in order to mitigate additional interest and foreign exchange exposure related to this matter. For more information please refer to Note 9, "Income Taxes," in our Condensed Consolidated Financial Statements included in ITEM 1 of Part I of this Report for further discussion of the matter.

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

At September 30, 2016, total cash and cash equivalents were $89.0 million, of which $61.9 million was held in the U.S. and $27.1 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position.

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

On May 24, 2016, the Company issued the 2026 Senior Notes. The 2026 Senior Notes mature on June 15, 2026, and 5.5% interest is payable semi-annually in arrears on each June 15 and December 15, beginning on December 15, 2016. The gross proceeds from the 2026 Senior Notes were used to redeem the 2020 Senior Notes and pay related fees and expenses and for general corporate purposes. The 2020 Senior Notes were redeemed on June 23, 2016 for $1,062.80 per $1,000 principal amount, which included a make-whole premium for the early redemption of the 2020 Notes as determined in accordance with the indenture governing the 2020 Notes.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1, "Summary of Significant Accounting Policies" to the accompanying consolidated financial statements for a summary of our foreign exchange forward contracts as of September 30, 2016.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthened relative to the euro or other foreign currencies where we have operations, there would be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by approximately 2.0% and 4.0% in the three and nine months ended September 30, 2016, respectively. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at September 30, 2016, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $9.4 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

On September 30, 2016, we had variable-rate debt of approximately $592.5 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $5.9 million. In light of the continued favorable interest rate environment, we will evaluate opportunities to improve our debt structure and minimize our interest rate risk through the issuance of fixed rate debt.
ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2016, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

See Note 8, "Commitments and Contingencies," in the "Notes to Condensed Consolidated Financial Statements," in ITEM 1 under Part I of this Report for a description of certain legal proceedings.

We are involved in various other legal proceedings incidental to the operations of our business. We believe that the outcome of all such pending other legal proceedings in the aggregate will not have a material adverse effect on our business, financial condition, liquidity or operating results.
ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2016:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share		(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2016 - July 31, 2016	635,581		$58.53		635,581	$340.8	(2)
August 1, 2016 - August 31, 2016	726,683		$77.75		726,683	$284.3
September 1, 2016 - September 30, 2016	26,591	(1)	$79.11	(1)	25,285	$282.3
Total	1,388,855				1,387,549

(1)
Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or first business day thereafter.

(2)	On July 27th, 2016, the Board increased the authorization under the Company's share repurchase program by an additional $200.0 million.
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
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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

TEMPUR SEALY INTERNATIONAL, INC.

Date: November 4, 2016	By:	/s/ BARRY A. HYTINEN
Barry A. Hytinen
Executive Vice President and Chief Financial Officer