Form 10-Q
period 2017-03-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2017-05-10
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 4, 2017 was 53,897,463 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning one or more of our plans; objectives; goals; strategies; future events; future revenues or performance; our implementation of our key strategic priorities and anticipated resulting growth in our sales, earnings and cash flow in both the United States and internationally on our business segments; uncertainties arising from global events; general economic, financial and industry conditions, particularly in the retail sector, as well as consumer confidence and the availability of consumer financing; competition in our industry; consumer acceptance of our products; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the ability to expand brand awareness, distribution and new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the wholesale channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the effects of consolidation of retailers on revenues and costs; changes in demand for the Company's products by significant retailer customers; the effects of strategic investments on our operations, including our efforts to expand our global market share; changing commodity costs; changes in product and channel mix and the impact on the Company's gross margin; initiatives to improve gross margin and operating margin; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carry forwards; effects of changes in foreign exchange rates on our reported earnings; the outcome of pending tax audits or other tax, regulatory or litigation proceedings and similar issues; the effect of future legislative or regulatory changes; financial flexibility; our expected sources of cash flow; our expected level of capital expenditures for 2017 and changes in capital expenditures; expectations regarding the impact of costs from headcount reductions and international store closures; and our ability to effectively manage cash. Many of these statements appear, in particular, under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 2 of Part I of this Report. When used in this report, the words "estimates," "expects," "guidance," "anticipates," "proposed," "projects," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks, uncertainties and other important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this report, including the risk factors discussed under the heading "Risk Factors" under ITEM 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 and the risks identified in ITEM 1A of this Report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events, or otherwise.

When used in this Report, except as specifically noted otherwise, the term "Tempur Sealy International" refers to Tempur Sealy International, Inc. only, and the terms "Company," "we," "our," "ours" and "us" refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term "Sealy" refers to Sealy Corporation and its historical subsidiaries. In addition, "2026 Senior Notes" refers to the 5.50% senior notes due 2026 issued in 2016 and "2023 Senior Notes" refers to the 5.625% senior notes due 2023 issued in 2015.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$722.1	$721.0
Cost of sales	435.5	430.0
Gross profit	286.6	291.0
Selling and marketing expenses	153.7	150.1
General, administrative and other expenses	66.5	71.7
Customer termination charges, net	14.4	—
Equity income in earnings of unconsolidated affiliates	(2.7)	(2.8)
Royalty income, net of royalty expense	(4.8)	(4.7)
Operating income	59.5	76.7

Other expense, net:
Interest expense, net	22.1	21.4
Other income, net	(9.2)	(1.0)
Total other expense, net	12.9	20.4

Income before income taxes	46.6	56.3
Income tax provision	(14.6)	(17.3)
Net income before non-controlling interests	32.0	39.0
Less: Net loss attributable to non-controlling interests	(1.9)	(0.6)
Net income attributable to Tempur Sealy International, Inc.	$33.9	$39.6

Earnings per common share:
Basic	$0.63	$0.64
Diluted	$0.62	$0.63

Weighted average common shares outstanding:
Basic	53.9	62.0
Diluted	54.6	62.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income before non-controlling interests	$32.0	$39.0
Other comprehensive income before tax, net of tax
Foreign currency translation adjustments	8.8	19.1
Unrealized loss on cash flow hedging derivatives, net of tax	(0.5)	(4.9)
Other comprehensive income, net of tax	8.3	14.2
Comprehensive income	40.3	53.2
Less: Comprehensive loss attributable to non-controlling interests	(1.9)	(0.6)
Comprehensive income attributable to Tempur Sealy International, Inc.	$42.2	$53.8

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$42.5	$65.7
Accounts receivable, net	344.1	345.1
Inventories, net	192.2	196.8
Prepaid expenses and other current assets	62.0	63.9
Total Current Assets	640.8	671.5
Property, plant and equipment, net	420.1	422.2
Goodwill	724.2	722.5
Other intangible assets, net	675.4	678.7
Deferred income taxes	24.0	22.5
Other non-current assets	195.8	185.2
Total Assets	$2,680.3	$2,702.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$228.7	$219.3
Accrued expenses and other current liabilities	239.6	250.1
Income taxes payable	15.5	5.8
Current portion of long-term debt	66.9	70.3
Total Current Liabilities	550.7	545.5
Long-term debt, net	1,789.8	1,817.8
Deferred income taxes	170.2	174.6
Other non-current liabilities	180.9	169.3
Total Liabilities	2,691.6	2,707.2

Commitments and contingencies—see Note 7

Redeemable non-controlling interest	6.5	7.6

Total Stockholders' Deficit	(17.8)	(12.2)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Deficit	$2,680.3	$2,702.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interests	$32.0	$39.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19.6	17.6
Amortization of stock-based compensation	(3.4)	6.1
Amortization of deferred financing costs	0.5	1.8
Bad debt expense	2.4	1.5
Deferred income taxes	(5.3)	(1.7)
Dividends received from unconsolidated affiliates	1.3	2.1
Equity income in earnings of unconsolidated affiliates	(2.7)	(2.8)
Non-cash interest expense on 8.0% Sealy Notes	—	1.8
Loss on sale of assets	0.3	0.2
Foreign currency adjustments and other	(0.1)	(1.6)
Changes in operating assets and liabilities	22.6	(82.8)
Net cash provided by (used in) operating activities	67.2	(18.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12.9)	(12.6)
Other	0.9	(0.2)
Net cash used in investing activities	(12.0)	(12.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	302.9	101.5
Repayments of borrowings under long-term debt obligations	(331.8)	(87.0)
Proceeds from exercise of stock options	0.1	3.0
Excess tax benefit from stock-based compensation	—	1.2
Treasury stock repurchased	(43.8)	(102.0)
Other	(3.4)	0.4
Net cash used in financing activities	(76.0)	(82.9)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2.4)	(2.3)
Decrease in cash and cash equivalents	(23.2)	(116.8)
CASH AND CASH EQUIVALENTS, beginning of period	65.7	153.9
CASH AND CASH EQUIVALENTS, end of period	$42.5	$37.1

Supplemental cash flow information:
Cash paid during the period for:
Interest	$6.6	$5.4
Income taxes, net of refunds	11.2	18.6

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

The Company develops, manufactures, markets and sells bedding products, which include mattresses, foundations and adjustable bases, and other products, which include pillows and other accessories. The Company also derives income from royalties by licensing Sealy® and Stearns & Foster® brands, technology and trademarks to other manufacturers. The Company sells its products through two sales channels: Wholesale and Direct.

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

The Company also has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's carrying value in its equity method investments of $17.3 million and $15.5 million at March 31, 2017 and December 31, 2016, respectively, is recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s equity in the net income and losses of these investments is recorded as equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP" or "GAAP") for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed on February 24, 2017.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

(b) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	March 31,	December 31,
(in millions)	2017	2016
Finished goods	$129.4	$130.1
Work-in-process	11.5	10.7
Raw materials and supplies	51.3	56.0
	$192.2	$196.8

For the three months ended March 31, 2017, the Company wrote off $5.4 million of inventory that was unique to Mattress Firm Inc. ("Mattress Firm"). See Note 1(h) in Notes to Condensed Consolidation Financial Statements for additional information.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company had the following activity for sales returns from December 31, 2016 to March 31, 2017:

(in millions)
Balance as of December 31, 2016	$30.3
Amounts accrued	34.3
Returns charged to accrual	(34.9)
Balance as of March 31, 2017	$29.7

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

The Company had the following activity for its accrued warranty expense from December 31, 2016 to March 31, 2017:

(in millions)
Balance as of December 31, 2016	$29.9
Amounts accrued	14.8
Warranties charged to accrual	(7.5)
Balance as of March 31, 2017	$37.2

As of March 31, 2017 and December 31, 2016, $16.3 million and $14.3 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $20.9 million and $15.6 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively. For the three months ended March 31, 2017, the Company accrued $6.1 million related to warranty costs associated with claims historically retained by Mattress Firm. See Note 1(h) in Notes to Condensed Consolidation Financial Statements for additional information.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $21.3 million and $22.1 million as of March 31, 2017 and December 31, 2016, respectively.

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

The Company records derivative financial instruments on the Condensed Consolidated Balance Sheets as either an asset or liability measured at its fair value. Changes in a derivative's fair value (i.e. unrealized gains or losses) are recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedging relationship.

For derivative financial instruments that are designated as a hedge, unrealized gains and losses related to the effective portion are either recognized in income immediately to offset the realized gain or loss on the hedged item, or are deferred and reported as a component of accumulated other comprehensive loss (“AOCL”) in stockholders' equity and subsequently recognized in net income when the hedged item affects net income. The change in fair value of the ineffective portion of a derivative financial instrument is recognized in net income immediately. For derivative instruments that are not designated as hedges, the gain or loss related to the change in fair value is also recorded in net income immediately.

The Company manages a portion of the risk associated with fluctuations in foreign currencies related to intercompany and third party inventory purchases denominated in foreign currencies through foreign exchange forward contracts designated as cash flow hedges. As of March 31, 2017, the Company had foreign exchange forward contracts designated as cash flow hedges to buy U.S. dollars and to sell Canadian dollars with a notional amount outstanding of $12.8 million. These foreign exchange forward contracts have maturities ranging from April 2017 to September 2017. The effectiveness of the cash flow hedge contracts, including time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as other timing and probability criteria. The Company expects to reclassify a gain of approximately $0.1 million, net of tax, over the next 6 months based on March 31, 2017 exchange rates.

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

The fair value of the Company's financial instruments that are recorded on a recurring basis at fair value is not material.

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

(h) Customer Contract Termination. During the week of January 23, 2017, the Company was unexpectedly notified by the senior management of Mattress Firm and representatives of Steinhoff International Holdings Ltd. ("Steinhoff"), its parent company, of Mattress Firm's intent to terminate its business relationship with the Company if the Company did not agree to considerable changes to its agreements with Mattress Firm, including significant economic concessions. The Company engaged in discussions to facilitate a mutually agreeable supply arrangement with Mattress Firm. However, the parties were unable to reach an agreement, and on January 27, 2017, Tempur-Pedic North America, LLC. ("Tempur-Pedic") and Sealy Mattress Company ("Sealy Mattress") issued formal termination notices for all of their products to Mattress Firm. On January 30, 2017, Tempur-Pedic and Sealy Mattress entered into transition agreements with Mattress Firm in which they agreed, among other things, to continue supplying Mattress Firm until April 3, 2017, at which time the parties’ business relationship ended.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

In the first quarter of 2017, the Company took steps to manage its cost structure as a result of the termination of the contracts with Mattress Firm. For the three months ended March 31, 2017, the Company recognized $25.9 million of net charges associated with the termination of the relationship with Mattress Firm. This amount includes $11.5 million of charges within cost of sales and $14.4 million of charges within customer termination charges, net on the Condensed Consolidated Statements of Income for the three months ended March 31, 2017. The following amounts are recognized in cost of sales: $5.4 million of charges related to the write-off of customer-unique inventory and $6.1 million of increased warranty costs associated with claims historically retained by Mattress Firm. The following amounts are recognized in customer termination charges, net: $22.8 million of charges related to the write-off of Mattress Firm incentives and marketing assets, employee-related expenses and professional fees; and $0.9 million of accelerated stock-based compensation expense. These charges are offset by $9.3 million of benefit related to the change in estimate associated with performance-based stock compensation that is no longer probable of payout as a result of the termination of the contracts with Mattress Firm.

In the three months ended March 31, 2017, the Company also recognized $9.3 million related to the payments received pursuant to the transition agreements with Mattress Firm. This amount is included within other income, net on the Condensed Consolidated Statements of Income.

The termination of the Mattress Firm relationship was identified by the Company as an indicator of potential impairment. The Company conducted an interim impairment analysis as of March 31, 2017 of its North America reporting unit and indefinite-lived intangible assets, which indicated that the fair values were substantially in excess of their carrying values. The Company also conducted a recoverability analysis of its long-lived assets and did not identify an impairment.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(2) Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The new standard is effective for the Company beginning January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company is evaluating the effect of the adoption of this standard on its financial position and results of operations. The Company has conducted a risk assessment and has developed a transition plan that will enable the Company to meet the implementation requirement. The Company is performing an analysis to quantify the adoption impact of the provisions of the new standard. The Company anticipates using the modified retrospective method of adoption as of January 1, 2018 and having enhanced disclosures surrounding revenue recognition.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The Company adopted this ASU as of January 1, 2017. As a result of the adoption of this ASU, the Company implemented the following simplification initiatives in the Condensed Consolidated Financial Statements:

•
The Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit in the Condensed Consolidated Statement of Income. The Company recognized a $1.0 million deficiency in the three months ended March 31, 2017.

•	The Company is prospectively presenting these excess tax benefits and tax deficiencies as an operating activity on the Condensed Consolidated Statement of Cash Flows.

•
The Company adopted a change in accounting policy to recognize forfeitures of awards as they occur instead of estimating potential forfeitures. Historically, the Company estimated the number of awards expected to be forfeited and adjusted the estimate when it was no longer probable that employees would fulfill their service conditions. The effect of this change in accounting policy is not material.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which is accounting guidance that will change how employers who sponsor defined benefit pension and/or postretirement benefit plans present the net periodic benefit cost in the Condensed Consolidated Statements of Income. This guidance requires employers to present the service cost component of net periodic benefit cost in the same caption within the Condensed Consolidated Statements of Income as other employee compensation costs from services rendered during the period. All other components of the net periodic benefit cost will be presented separately outside of the operating income caption. This guidance must be applied retrospectively and will become effective for the Company on January 1, 2018. The Company expects this guidance will result in a reclassification of pension and other postretirement plan non-service income and remeasurement adjustments, net from within operating income to non-operating income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(3) Goodwill
The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2016	$572.0	$150.5	$722.5
Foreign currency translation	0.6	1.1	1.7
Balance as of March 31, 2017	$572.6	$151.6	$724.2

(4) Debt

Debt for the Company consists of the following:

	March 31, 2017		December 31, 2016
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2016 Credit Agreement
Term A Facility	$577.5	(1)	$585.0	(2)	April 6, 2021
Revolver	136.9	(1)	156.9	(2)	April 6, 2021
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
Capital lease obligations (3)	72.4		73.3		Various
Other	32.3		35.8
Total debt	1,869.1		1,901.0
Less: deferred financing costs	(12.4)		(12.9)
Total debt, net	1,856.7		1,888.1
Less: current portion	(66.9)		(70.3)
Total long-term debt, net	$1,789.8		$1,817.8

(1)	Interest at LIBOR plus applicable margin of 1.75% as of March 31, 2017.
(2)	Interest at LIBOR plus applicable margin of 1.50% as of December 31, 2016.
(3)	Capital lease obligations are a non-cash financing activity.

2016 Credit Agreement

On April 6, 2016, the Company entered into a senior secured credit agreement ("2016 Credit Agreement") with a syndicate of banks. The 2016 Credit Agreement replaced the Company’s 2012 Senior Secured Credit Agreement.

The 2016 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and other short-term debt. The Company is allowed to subtract from consolidated funded debt an amount equal to 100.0% of domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of March 31, 2017, domestic qualified cash was $11.5 million and foreign qualified cash was $18.6 million.

The Company is in compliance with all applicable covenants as of March 31, 2017.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Fair Value of Financial Instruments

Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable, and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value using Level 1 inputs because of the short-term maturity of those instruments. Borrowings under the 2016 Credit Agreement are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the following material financial instruments were based on Level 2 inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of debt instruments. The fair values of these material financial instruments are as follows:

	Fair Value
(in millions)	March 31, 2017	December 31, 2016
2023 Senior Notes	$454.2	$468.5
2026 Senior Notes	591.9	606.8

Accounts Receivable Securitization

On April 12, 2017, the Company and certain of its subsidiaries entered into a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (the "Accounts Receivable Securitization"). In connection with this transaction, the Company and its wholly-owned special purpose subsidiary, Tempur Sealy Receivables, LLC, entered into a credit agreement that provides for revolving loans to be made from time to time in a maximum amount that varies over the course of the year based on seasonality subject to an overall limit of $120.0 million. The revolving loans will bear interest at a floating rate equal to a one month LIBOR index plus 80 basis points.

The obligations of the Company under the Accounts Receivable Securitization are secured by the accounts receivable and certain related rights and contain customary events of default. The accounts receivable will continue to be owned by the Company and its subsidiaries and will continue to be reflected as assets on the Company’s Condensed Consolidated Balance Sheets. Borrowings under this facility will be classified as long-term debt within the Condensed Consolidated Balance Sheets. The Accounts Receivable Securitization matures on April 12, 2019.
(5) Stockholder's Equity

(a) Common Stock. Tempur Sealy International has 300.0 million authorized shares of common stock with $0.01 per share par value and 0.01 million authorized shares of preferred stock with $0.01 per share par value. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of the common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors ("Board") out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of the common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

The Board is authorized, subject to any limitations prescribed by law, without further vote or action by the stockholders, to issue from time to time shares of preferred stock in one or more series. Each such series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as determined by the Board, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

(b) Treasury Stock. In February 2017, the Board authorized an increase of $200.0 million to its existing share repurchase authorization for repurchases of Tempur Sealy International's common stock. For the three months ended March 31, 2017, the Company repurchased 0.6 million shares for approximately $40.1 million. As of March 31, 2017, the Company had approximately $226.9 million remaining under the existing share repurchase authorization.

In addition, the Company acquired 0.1 million shares upon the vesting of certain performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the three months ended March 31, 2017 and 2016. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or first business day thereafter, resulting in approximately $3.7 million and $2.0 million in treasury stock acquired during the three months ended March 31, 2017 and 2016, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) Shareholder Rights Agreement. On February 8, 2017, the Board authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $0.01 per share (the “Common Shares”), of the Company to stockholders of record at the close of business on February 20, 2017 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at an exercise price of $90 per one one-thousandth of a Preferred Share, subject to adjustment (the “Exercise Price”). Generally, the Rights become exercisable in the event any person or group (including a group of persons that are acting in concert with each other) acquires 20% or more of the Common Shares without the approval of the Board, and until such time are inseparable from and trade with the Company's common stock. The Rights have a de minimis fair value. The Rights were issued pursuant to the Rights Agreement dated as of February 8, 2017 (the "Original Rights Agreement"), between the Company and American Stock Transfer & Trust Company, LLC ("AST"), the Company's rights agent. These Rights expire February 7, 2018 or upon an earlier redemption or exchange as provided in the Rights Agreement.

On March 14, 2017, the Company entered into an Amended and Restated Rights Agreement (the "Amended Rights Agreement") with AST, as rights agent, to amend certain provisions of the Original Rights Agreement. The primary purpose of the amendment and restatement of the Original Rights Agreement is to provide the holders of the Common Shares and the attached Rights issued under the Original Rights Agreement with the ability to exempt an offer to acquire, or engage in another business combination transaction involving, the Company that is deemed a "Qualifying Offer" (as defined in the Amended and Restated Rights Agreement) from the terms of the Amended and Restated Rights Agreement. The Amended Rights Agreement has a de minimis fair value as of March 31, 2017.

(d) AOCL. AOCL consisted of the following:

	Three Months Ended
	March 31,
(in millions)	2017	2016
Foreign Currency Translation
Balance at beginning of period	$(119.9)	$(115.4)
Other comprehensive income:
Foreign currency translation adjustments (1)	8.8	19.1
Balance at end of period	$(111.1)	$(96.3)

Pensions
Balance at beginning of period	$(2.2)	$(1.4)
Other comprehensive income (loss):
Net change from period revaluations, net of tax	—	—
Balance at end of period	$(2.2)	$(1.4)

Foreign Exchange Forward Contracts
Balance at beginning of period	$0.6	$6.6
Other comprehensive loss:
Net change from period revaluations	(0.3)	(5.0)
Tax benefit (2)	0.1	1.3
Total other comprehensive loss before reclassifications, net of tax	$(0.2)	$(3.7)
Net amount reclassified to earnings (3)	(0.4)	(1.6)
Tax benefit (2)	0.1	0.4
Total amount reclassified from AOCL, net of tax	$(0.3)	$(1.2)
Total other comprehensive loss	(0.5)	(4.9)
Balance at end of period	$0.1	$1.7

(1)	In 2017 and 2016, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision on the accompanying Condensed Consolidated Statements of Income.
(3)	This amount was included in cost of sales on the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(6) Stock-Based Compensation

The Company’s stock-based compensation expense for the three months ended March 31, 2017 and 2016 included PRSUs, non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented in the following table.

	Three Months Ended March 31,
(in millions)	2017	2016
PRSU (benefit) expense	$(9.3)	$2.5
Option expense	2.0	1.7
RSU/DSU expense	3.9	1.9
Total stock-based compensation expense	$(3.4)	$6.1

In the three months ended March 31, 2017, the Company recorded a $9.3 million benefit in the Condensed Consolidated Statements of Income related to a change in estimate associated with performance-based stock compensation that is no longer probable of payout as a result of the termination of the Mattress Firm relationship. Additionally, in the three months ended March 31, 2017 and 2016, the Company recorded $0.9 million and $2.0 million of accelerated stock-based compensation expense.

The Company has 1.2 million PRSUs outstanding that will vest if the Company achieves more than $650.0 million of adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") for 2017 (the "2017 Aspirational Plan PRSUs"). All of the 2017 Aspirational Plan PRSUs will vest in full if the Company achieves Adjusted EBITDA in 2017 greater than $650.0 million. In addition, if this target is not met in 2017 but the Company achieves more than $650.0 million in Adjusted EBITDA for 2018, then one-third of the total 2017 Aspirational Plan PRSUs will vest, and the remaining 2017 Aspirational Plan PRSUs will be forfeited. If the Company does not achieve more than $650.0 million of Adjusted EBITDA in either 2017 or 2018, then all of the 2017 Aspirational Plan PRSUs will be forfeited. Adjusted EBITDA is defined as the Company’s "Consolidated EBITDA" as such term is defined in the Company’s 2016 Credit Agreement.

The Company did not record any stock-based compensation expense related to the 2017 Aspirational Plan PRSUs during the three months ended March 31, 2017 or during 2016, as it is not considered probable that the Company will achieve the specified performance target as of December 31, 2017 or December 31, 2018. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for 2017 is $84.1 million, which would be expensed over the remaining service period if achievement of the performance condition becomes probable.

(7) Commitments and Contingencies

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The complaint alleges that the Company engaged in unfair business practices, false advertising, and misrepresentations or omissions related to the sale of certain products. The plaintiffs seek restitution, injunctive relief and all other relief allowed under applicable state laws, interest, attorneys’ fees and costs. The purported classes do not seek damages for physical injuries. The Company believes the case lacks merit and intends to defend against the claims vigorously. The Court was scheduled to consider class certification motions in the fourth quarter of 2015; however, the plaintiffs filed a Motion to Amend the Complaint, at which time the Company filed a Motion to Dismiss the Amended Complaint. A hearing on the Motion to Dismiss was held January 28, 2016 and the Court denied in part and granted in part the Company’s Motion to Dismiss, allowing certain claims to proceed. The Court considered class certification motions on August 18, 2016, and on September 30, 2016, denied the Plaintiffs’ motion for class certification. In December 2016, the Ninth Circuit Court of Appeals affirmed the lower court’s decision. The Company filed a Motion to Sever the Claims made by each of the Plaintiffs on March 22, 2017 following the denial of class certification by the District Court and affirmed by the Ninth Circuit Court of Appeals. The Plaintiffs then filed a Motion for Reconsideration with respect to the denial of class certification on April 12, 2017. The Court granted the Plaintiffs’ Motion for Reconsideration and requested briefs from the parties on whether the prior Order denying class certification should be modified. As a result, the outcome of the case remains unclear, and the Company is unable to reasonably estimate the possible loss or range of losses, if any, arising from this litigation, or whether the Company’s applicable insurance policies will provide sufficient coverage for these claims. Accordingly, the Company can give no assurance that this matter will not have a material adverse effect on the Company’s financial position or results of operations.

(b) David Buehring, Individually and on Behalf of All Others Similarly Situated v. Tempur Sealy International, Inc., Scott L. Thompson, and Barry A. Hytinen, filed March 24, 2017.

On March 24, 2017, a suit was filed against Tempur Sealy International, Inc., and two of its officers in the U.S. District Court for the Southern District of New York, purportedly on behalf of a proposed class of stockholders who purchased Tempur Sealy common stock between July 28, 2016 and January 27, 2017. The complaint alleges that the Company made materially false and misleading statements regarding its then existing and future financial prospects, including those with one of its retailers, Mattress Firm, allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company does not believe the claims have merit and intends to vigorously defend against these claims. The case is in the early stages of litigation. As a result, the outcome of the case is unclear and the Company is unable to reasonably estimate the possible loss or range of loss, if any. Accordingly, the Company can give no assurance that this matter will not have a material adverse effect on the Company’s financial position or results of operations.

(c) Mattress Firm, Inc. v. Tempur-Pedic North America, LLC and Sealy Mattress Company, filed March 30, 2017.

On March 30, 2017, a suit was filed against Tempur-Pedic and Sealy Mattress (two wholly-owned subsidiaries of the Company) in the District Court of Harris County, Texas by Mattress Firm. The complaint alleges breach of contract, tortious interference and seeks a declaratory judgment with respect to the interpretation of its agreements with the Company. On April 7, 2017, the Company's subsidiaries named above filed suit against Mattress Firm, Inc. in the U.S. District Court for the Southern District of Texas, Houston Division seeking injunctive relief and damages for trademark infringement, unfair competition and trademark dilution in violation of the Lanham Act, and breach of contract and other state law violations. The complaint alleges that Mattress Firm violated the parties' transition agreements dated January 30, 2017, and consequently, federal and state law, by its use of the Company’s trademarks after April 3, 2017. On April 28, 2017, the complaint was amended to add a claim by Sealy Mattress for nonpayment by Mattress Firm for products sold and delivered. The Company does not believe the claims asserted by Mattress Firm have merit and intends to vigorously defend against them. The cases are in the early stages of litigation. As a result, the outcome remains unclear and the Company is unable to reasonably estimate the possible loss or range of loss, if any. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(d) Other. The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

(8) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was 31.3% and 30.7%, respectively. The Company’s income tax rate for the three months ended March 31, 2017 and 2016 differed from the U.S. federal statutory rate

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

of 35.0% principally due to certain foreign income tax rate differentials, state and local income taxes, the production activities deduction, certain other permanent differences, changes in the Company’s uncertain tax positions, and for the three months ended March 31, 2017, the excess tax deficiency related to stock-based compensation.

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

The cumulative total tax assessment at March 31, 2017 for all years for which an assessment has been received (2001 - 2008) is approximately Danish Krone ("DKK") 1,570.1 million, including interest and penalties ($225.5 million, based on the DKK to USD exchange rate on March 31, 2017). The cumulative total tax assessment at December 31, 2016 for all years for which an assessment had been received up through that date (2001 - 2008) including interest and penalties was approximately DKK 1,547.3 million ($219.3 million), based on the DKK to USD exchange rate on December 31, 2016). If SKAT continues to issue assessments for each year not currently assessed, the Company expects the aggregate assessments for such years (2009 - 2016) to be in excess of the amounts described above as assessed for the years 2001 - 2008 (collectively the years 2001 through 2016 are referred to as the "Danish Tax Matter").

At March 31, 2017 and December 31, 2016 the Company had accrued Danish tax and interest for the Danish Tax Matter of approximately DKK 852 million (approximately $122.7 million using the March 31, 2017 exchange rate) and DKK 850 million (approximately $120.6 million using the December 31, 2016 exchange rate), respectively, as an uncertain income tax liability. On both March 31, 2017 and December 31, 2016 approximately DKK 835 million (approximately $120.5 million using March 31, 2017 exchange rate and $118.5 million using the December 31, 2016 exchange rate) represents the amount that the Company and SKAT preliminarily agreed to in a non-binding proposed resolution for the years 2001 through 2011. The balance at March 31, 2017 and December 31, 2016, respectively, of approximately DKK 17 million (approximately $2.5 million using the March 31, 2017 exchange rate) and DKK 15 million (approximately $2.1 million using the December 31, 2016 exchange rate) may be subject to further negotiation in the future as part of an Advanced Pricing Agreement the Company may choose to pursue for years after 2011. The amount accrued is included in other non-current liabilities on the Company's Condensed Consolidated Balance Sheets. In addition, at March 31, 2017 and December 31, 2016 the Company had recorded a deferred tax asset of approximately $44.3 million and $43.5 million, respectively, for the U.S. correlative benefit related to this matter. The Company has recorded a valuation allowance with respect to this benefit of approximately $17.6 million for both periods related to years for which relief may not be realized.

The Company’s uncertain tax liability associated with the Danish Tax Matter is derived using the cumulative probability analysis with possible outcomes based on the Company's updated evaluation of the facts and circumstances regarding this matter and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards as required by GAAP, taking into account both the U.S. and Danish income tax implications of such outcomes. Both the uncertain tax liability and the deferred tax asset discussed herein reflects the Company’s best judgment of the facts, circumstances and information available through March 31, 2017.

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

From June 2012 through March 31, 2017, SKAT withheld Value Added Tax refunds otherwise owed to the Company, pending resolution of the Danish Tax Matter. Total withheld refunds at March 31, 2017 and December 31, 2016 are approximately DKK 276.3 million (approximately $39.9 at the March 31, 2017 exchange rate) and DKK 258.0 million (approximately $36.6 million at the December 31, 2016 exchange rate), respectively. In July 2016, the Company paid a deposit to SKAT in the amount of approximately DKK 615.2 (approximately $88.8 million using the exchange rate at March 31, 2017) (the “Tax Deposit”) and

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

applied approximately DKK 224.6 million (approximately $32.4 million using the exchange rate at March 31, 2017) of its Value Added Tax refund (the “VAT Refund Applied”) to the aforementioned potential Danish income tax liability, consistent with the Company’s reserve position for the Danish Tax Matter. The deposit was made to mitigate additional interest and foreign exchange exposure. The Tax Deposit and the VAT Refund Applied are included within other non-current assets on the Condensed Consolidated Balance Sheets.

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at March 31, 2017 and December 31, 2016 would be $21.8 and $21.4 million (exclusive of interest and penalties), respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax provision. It is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, including the Danish Tax Matter, or the expiration of applicable statute of limitations; however, the Company is not able to estimate the impact of these items at this time. There were no significant changes to the liability for unrecognized tax benefits during the three months ended March 31, 2017.
(9) Major Customers

Mattress Firm, our largest customer in 2016 and the first quarter of 2017, represented 13.1% and 20.8% of the Company's sales for the three months ended March 31, 2017 and 2016, respectively. In January 2017, two of the Company's subsidiaries entered into transition agreements terminating their business relationships with Mattress Firm effective April 3, 2017.
(10) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended
	March 31,
(in millions, except per common share amounts)	2017	2016
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$33.9	$39.6

Denominator:
Denominator for basic earnings per common share-weighted average shares	53.9	62.0
Effect of dilutive securities:
Employee stock-based compensation	0.7	0.6
Denominator for diluted earnings per common share-adjusted weighted average shares	54.6	62.6

Basic earnings per common share	$0.63	$0.64

Diluted earnings per common share	$0.62	$0.63

The Company excluded 1.5 million and 0.5 million shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2017 and 2016, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.
(11) Business Segment Information

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes total assets by segment:

	March 31,	December 31,
(in millions)	2017	2016
North America	$2,614.4	$2,581.4
International	590.0	572.6
Corporate	664.3	658.7
Inter-segment eliminations	(1,188.4)	(1,110.1)
Total assets	$2,680.3	$2,702.6

     The following table summarizes property, plant and equipment, net by segment:

	March 31,	December 31,
(in millions)	2017	2016
North America	$296.8	$297.4
International	54.4	54.9
Corporate	68.9	69.9
Total property, plant and equipment, net	$420.1	$422.2

The following table summarizes segment information for the three months ended March 31, 2017:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$582.3	$139.8	$—	$—	$722.1

Inter-segment sales	$0.9	$0.1	$—	$(1.0)	$—
Inter-segment royalty expense (income)	1.7	(1.7)	—	—	—
Gross profit	214.5	72.1	—	—	286.6
Operating income (loss)	51.4	25.9	(17.8)	—	59.5
Income (loss) before income taxes	59.4	23.7	(36.5)	—	46.6

Depreciation and amortization (1)	$12.3	$3.7	$0.2	$—	$16.2
Capital expenditures	8.6	1.5	2.8	—	12.9

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the three months ended March 31, 2016:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$580.0	$141.0	$—	$—	$721.0

Inter-segment sales	$1.2	$0.1	$—	$(1.3)	$—
Inter-segment royalty expense (income)	1.7	(1.7)	—	—	—
Gross profit	214.5	76.5	—	—	291.0
Operating income (loss)	77.3	27.3	(27.9)	—	76.7
Income (loss) before income taxes	77.0	24.4	(45.1)	—	56.3

Depreciation and amortization (1)	$10.4	$3.8	$9.5	$—	$23.7
Capital expenditures	5.6	2.3	4.7	—	12.6

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes property, plant and equipment, net by geographic region:

	March 31,	December 31,
(in millions)	2017	2016
United States	$358.9	$360.7
Canada	6.8	6.6
Other International	54.4	54.9
Total property, plant and equipment, net	$420.1	$422.2
Total International	$61.2	$61.5

The following table summarizes net sales by geographic region:

	Three Months Ended
	March 31,
(in millions)	2017	2016
United States	$533.5	$537.1
Canada	48.8	42.9
Other International	139.8	141.0
Total net sales	$722.1	$721.0
Total International	$188.6	$183.9

(12) Guarantor/Non-Guarantor Financial Information

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

The following supplemental financial information presents the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2017 and 2016, the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended March 31, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$529.8	$212.7	$(20.4)	$722.1
Cost of sales	—	330.3	125.6	(20.4)	435.5
Gross profit	—	199.5	87.1	—	286.6
Selling and marketing expenses	1.4	104.9	47.4	—	153.7
General, administrative and other expenses	4.0	44.3	18.2	—	66.5
Customer termination charges, net	(8.4)	21.8	1.0	—	14.4
Equity income in earnings of unconsolidated affiliates	—	—	(2.7)	—	(2.7)
Royalty income, net of royalty expense	—	(4.8)	—	—	(4.8)
Operating income	3.0	33.3	23.2	—	59.5

Other expense, net:
Third party interest expense, net	14.9	6.5	0.7	—	22.1
Intercompany interest (income) expense, net	(1.2)	(0.3)	1.5	—	—
Interest expense, net	13.7	6.2	2.2	—	22.1
Other (income) expense, net	—	(9.3)	0.1	—	(9.2)
Total other expense (income), net	13.7	(3.1)	2.3	—	12.9

Income from equity investees	40.6	15.6	—	(56.2)	—

Income before income taxes	29.9	52.0	20.9	(56.2)	46.6
Income tax benefit (provision)	2.1	(11.4)	(5.3)	—	(14.6)
Net income before non-controlling interests	32.0	40.6	15.6	(56.2)	32.0
Less: Net loss attributable to non-controlling interests	(1.9)	—	(1.9)	1.9	(1.9)
Net income attributable to Tempur Sealy International, Inc.	$33.9	$40.6	$17.5	$(58.1)	$33.9

Comprehensive income attributable to Tempur Sealy International, Inc.	$42.2	$36.1	$30.4	$(66.5)	$42.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended March 31, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$550.7	$184.1	$(13.8)	$721.0
Cost of sales	—	348.4	95.4	(13.8)	430.0
Gross profit	—	202.3	88.7	—	291.0
Selling and marketing expenses	1.8	102.1	46.2	—	150.1
General, administrative and other expenses	4.8	50.9	16.0	—	71.7
Equity income in earnings of unconsolidated affiliates	—	—	(2.8)	—	(2.8)
Royalty income, net of royalty expense	—	(4.7)	—	—	(4.7)
Operating (loss) income	(6.6)	54.0	29.3	—	76.7

Other expense, net:
Third party interest expense, net	20.0	0.8	0.6	—	21.4
Intercompany interest (income) expense, net	(1.1)	—	1.1	—	—
Interest expense, net	18.9	0.8	1.7	—	21.4
Other (income) expense, net	—	(1.7)	0.7	—	(1.0)
Total other expense (income), net	18.9	(0.9)	2.4	—	20.4

Income from equity investees	56.5	22.0	—	(78.5)	—

Income before income taxes	31.0	76.9	26.9	(78.5)	56.3
Income tax benefit (provision)	8.0	(20.4)	(4.9)	—	(17.3)
Net income before non-controlling interests	39.0	56.5	22.0	(78.5)	39.0
Less: Net loss attributable to non-controlling interests	(0.6)	(0.6)	—	0.6	(0.6)
Net income attributable to Tempur Sealy International, Inc.	$39.6	$57.1	$22.0	$(79.1)	$39.6

Comprehensive income attributable to Tempur Sealy International, Inc.	$53.8	$57.3	$45.2	$(102.5)	$53.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
March 31, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$5.6	$36.9	$—	$42.5
Accounts receivable, net	—	193.4	150.7	—	344.1
Inventories, net	—	107.6	84.6	—	192.2
Income taxes receivable	241.9	—	—	(241.9)	—
Prepaid expenses and other current assets	0.7	43.0	18.3	—	62.0
Total Current Assets	242.6	349.6	290.5	(241.9)	640.8
Property, plant and equipment, net	—	345.0	75.1	—	420.1
Goodwill	—	500.2	224.0	—	724.2
Other intangible assets, net	—	586.7	88.7	—	675.4
Deferred income taxes	14.9	—	24.0	(14.9)	24.0
Other non-current assets	—	45.4	150.4	—	195.8
Net investment in subsidiaries	2,310.3	—	—	(2,310.3)	—
Due from affiliates	129.3	2,071.4	11.8	(2,212.5)	—
Total Assets	$2,697.1	$3,898.3	$864.5	$(4,779.6)	$2,680.3

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$—	$163.8	$64.9	$—	$228.7
Accrued expenses and other current liabilities	21.4	152.5	65.7	—	239.6
Income taxes payable	—	254.4	3.0	(241.9)	15.5
Current portion of long-term debt	—	34.5	32.4	—	66.9
Total Current Liabilities	21.4	605.2	166.0	(241.9)	550.7
Long-term debt, net	1,040.7	748.1	1.0	—	1,789.8
Deferred income taxes	—	164.4	20.7	(14.9)	170.2
Other non-current liabilities	—	47.6	133.3	—	180.9
Due to affiliates	1,646.3	22.7	565.6	(2,234.6)	—
Total Liabilities	2,708.4	1,588.0	886.6	(2,491.4)	2,691.6

Redeemable non-controlling interest	6.5	—	6.5	(6.5)	6.5

Total Stockholders' (Deficit) Equity	(17.8)	2,310.3	(28.6)	(2,281.7)	(17.8)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ (Deficit) Equity	$2,697.1	$3,898.3	$864.5	$(4,779.6)	$2,680.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
December 31, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$7.9	$57.8	$—	$65.7
Accounts receivable, net	—	197.7	147.4	—	345.1
Inventories, net	—	117.1	79.7	—	196.8
Income taxes receivable	234.2	—	—	(234.2)	—
Prepaid expenses and other current assets	—	48.9	15.0	—	63.9
Total Current Assets	234.2	371.6	299.9	(234.2)	671.5
Property, plant and equipment, net	—	346.9	75.3	—	422.2
Goodwill	—	500.2	222.3	—	722.5
Other intangible assets, net	—	589.8	88.9	—	678.7
Deferred income taxes	20.6	—	22.5	(20.6)	22.5
Other non-current assets	—	41.7	143.5	—	185.2
Net investment in subsidiaries	2,207.4	77.7	—	(2,285.1)	—
Due from affiliates	168.4	1,874.7	14.3	(2,057.4)	—
Total Assets	$2,630.6	$3,802.6	$866.7	$(4,597.3)	$2,702.6

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$0.1	$157.0	$62.2	$—	$219.3
Accrued expenses and other current liabilities	6.8	172.6	70.7	—	250.1
Income taxes payable	—	235.9	4.1	(234.2)	5.8
Current portion of long-term debt	—	34.4	35.9	—	70.3
Total Current Liabilities	6.9	599.9	172.9	(234.2)	545.5
Long-term debt, net	1,040.4	776.5	0.9	—	1,817.8
Deferred income taxes	—	174.9	20.3	(20.6)	174.6
Other non-current liabilities	—	43.3	126.0	—	169.3
Due to affiliates	1,587.9	0.6	468.9	(2,057.4)	—
Total Liabilities	2,635.2	1,595.2	789.0	(2,312.2)	2,707.2

Redeemable non-controlling interest	7.6	—	7.6	(7.6)	7.6

Total Stockholders' (Deficit) Equity	(12.2)	2,207.4	70.1	(2,277.5)	(12.2)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ (Deficit) Equity	$2,630.6	$3,802.6	$866.7	$(4,597.3)	$2,702.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$0.1	$55.1	$12.0	$—	$67.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(10.6)	(2.3)	—	(12.9)
Other	—	0.8	0.1	—	0.9
Net cash used in investing activities	—	(9.8)	(2.2)	—	(12.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	251.4	51.5	—	302.9
Repayments of borrowings under long-term debt obligations	—	(278.9)	(52.9)	—	(331.8)
Net activity in investment in and advances from (to) subsidiaries and affiliates	43.6	(19.0)	(24.6)	—	—
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Treasury stock repurchased	(43.8)	—	—	—	(43.8)
Other	—	(1.1)	(2.3)	—	(3.4)
Net cash used in financing activities	(0.1)	(47.6)	(28.3)	—	(76.0)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2.4)	—	(2.4)
Decrease in cash and cash equivalents	—	(2.3)	(20.9)	—	(23.2)
CASH AND CASH EQUIVALENTS, beginning of period	—	7.9	57.8	—	65.7
CASH AND CASH EQUIVALENTS, end of period	$—	$5.6	$36.9	$—	$42.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(1.3)	$(37.4)	$19.9	$—	$(18.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(10.2)	(2.4)	—	(12.6)
Other	—	(0.2)	—	—	(0.2)
Net cash used in investing activities	—	(10.4)	(2.4)	—	(12.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	96.3	5.2	—	101.5
Repayments of borrowings under long-term debt obligations	—	(76.5)	(10.5)	—	(87.0)
Net activity in investment in and advances from (to) subsidiaries and affiliates	99.1	(86.9)	(12.2)	—	—
Proceeds from exercise of stock options	3.0	—	—	—	3.0
Excess tax benefit from stock-based compensation	1.2	—	—	—	1.2
Treasury stock repurchased	(102.0)	—	—	—	(102.0)
Other	—	(0.6)	1.0	—	0.4
Net cash provided by (used in) financing activities	1.3	(67.7)	(16.5)	—	(82.9)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2.3)	—	(2.3)
Decrease in cash and cash equivalents	—	(115.5)	(1.3)	—	(116.8)
CASH AND CASH EQUIVALENTS, beginning of period	—	119.7	34.2	—	153.9
CASH AND CASH EQUIVALENTS, end of period	$—	$4.2	$32.9	$—	$37.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the Annual Report, and accompanying Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our strategy, our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" and "Risk Factors" elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three months ended March 31, 2017, including the following topics:

•	an overview of our business;

•	factors impacting results of operations;

•	results of operations including our net sales and costs in the periods presented as well as changes between periods;

•	expected sources of liquidity for future operations; and

•	our use of certain non-GAAP financial measures.

Business Overview

General

We develop, manufacture and market bedding products, which we sell globally. Our brand portfolio includes many highly recognized brands in the industry, including Tempur®, Tempur-Pedic®, Sealy® featuring Posturepedic® Technology, and Stearns & Foster®. Our comprehensive suite of bedding products offers a variety of products to consumers across a broad range of channels.

Our Channels

In the first quarter of 2017, we updated our primary selling channels to Wholesale and Direct. These channels better align to the margin characteristics of our business and our marketplace. Wholesale includes all third party retailers, including third party distribution, hospitality and healthcare. Direct includes company-owned stores, e-commerce, and call centers. Historically, we reported our net sales in the Retail and Other sales channels. Retail included furniture and bedding retailers, department stores, specialty retailers and warehouse clubs. Other included direct-to-consumer, third party distributors, hospitality and healthcare customers.

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

Factors That Could Impact Results of Operations

The factors outlined below could impact our future results of operations. For more extensive discussion of these and other risk factors that could impact our future results of operations, please refer to "Risk Factors", under ITEM 1A of Part II and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Results of Operations" included in ITEM 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

General Business and Economic Conditions

Our business has been affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to continue. We continue to make strategic investments, including: introducing new products; investing in increasing our global brand awareness; expanding our North American margins while maintaining market share; investing in our operating infrastructure to meet the requirements of our business; and taking other actions to further strengthen our business.

Termination of Mattress Firm Relationship
Mattress Firm Inc. ("Mattress Firm") is a customer within the North America segment and was our largest customer for 2016 and for the first quarter of 2017. Mattress Firm represented 13.1% and 20.8% of our sales in the first quarters of 2017 and 2016, respectively. Our net sales to Mattress Firm declined 37.0% in the first quarter of 2017 as compared to the first quarter of 2016. Excluding net sales to Mattress Firm, our net sales increased 9.9% in the first quarter of 2017 as compared to 2016.

During the week of January 23, 2017, we were unexpectedly notified by the senior management of Mattress Firm and representatives of Steinhoff International Holdings N. V. ("Steinhoff"), its parent company, of Mattress Firm's intent to terminate Mattress Firm's business relationship with us if we did not agree to considerable changes to our relationship with Mattress Firm, including significant economic concessions. We engaged in discussions to facilitate a mutually agreeable supply arrangement with Mattress Firm. However, the parties were unable to reach an agreement, and, on January 27, 2017, Tempur-Pedic North America, LLC ("Tempur-Pedic") and Sealy Mattress Company ("Sealy Mattress") issued formal termination notices for all of their products to Mattress Firm. On January 30, 2017, Tempur-Pedic and Sealy Mattress entered into transition agreements with Mattress Firm in which they agreed, among other things, to continue supplying Mattress Firm until April 3, 2017, at which time the parties’ business relationship ended. We expect that the termination of our relationship with Mattress Firm will have a significant negative impact on our financial performance in the short-term, but that this termination is in the long-term interests of our stockholders.

In the short-term, the wind down of our relationship with Mattress Firm has disrupted the retail mattress market as Mattress Firm closes out its inventory of Tempur and Sealy products, and we expect this will continue into the second quarter of 2017. In addition, we expect that the loss of Mattress Firm as a customer will cause a decrease in our market share in the United States in 2017 and will cause our net sales in 2017 to decline from our net sales in 2016, and as a result we expect to be less profitable in 2017 as compared to 2016. In order to address this issue and recapture market share and lost sales, we are working with our existing retailers to expand their offerings of our products and expand our distribution with new retailers and other distribution channels. Our ability to improve our net sales performance in 2017 as compared to current expectations will be driven primarily by how quickly we can recapture market share and net sales.

In the first quarter of 2017, we took steps to manage our cost structure as a result of the termination of the business relationship with Mattress Firm. Accordingly, we incurred certain customer termination charges, including non-cash write-offs. We incurred $25.9 million in net charges associated with the termination of Mattress Firm. Cost of sales included $11.5 million of charges related to the write-off of customer-unique inventory and increased product obligations. Operating expenses included $14.4 million of net charges associated with the termination of Mattress Firm, including $22.8 million of charges related to the write-off of the March 31, 2017 value of Mattress Firm incentives and marketing assets, employee-related expenses and professional fees, which were offset by $8.4 million of benefit primarily related to the change in estimate associated with performance-based stock compensation that is no longer probable of payout as a result of the termination of the Mattress Firm relationship.

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

With respect to our cash flow and liquidity, we expect that the impact of the Mattress Firm termination will be unfavorable in 2017 as compared to 2016. With respect to the financial covenants in our debt facilities, we expect to remain in compliance with our financial covenants through the end of 2017 and beyond, notwithstanding the decrease in net sales and other impacts referred to above.

For further discussion of the risks associated with large customers, refer to "Risk Factors," under ITEM 1A of Part II and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Results of Operations" included in ITEM 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

Financial Leverage and Liquidity

As of March 31, 2017, we had $1,869.1 million of debt outstanding, and our adjusted earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, was $538.7 million for the twelve months ended March 31, 2017. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available. As of March 31, 2017, our ratio of consolidated funded debt less qualified cash to adjusted EBITDA calculated in accordance with our 2016 Credit Agreement was 3.46 times, within the covenant in our debt agreements which limits this ratio to 5.00 times for the trailing twelve months ended March 31, 2017. For more information on this non-GAAP measure and compliance with our 2016 Credit Agreement, please refer to “Non-GAAP Financial Information” below.

Results of Operations

A summary of our results for the three months ended March 31, 2017 include:

•
Total net sales increased 0.2% to $722.1 million from $721.0 million in the first quarter of 2016. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 0.7%, with an increase of 0.1% in the North America business segment and an increase of 3.2% in the International business segment.

•
Gross margin was 39.7% as compared to 40.4% in the first quarter of 2016. Gross margin in the first quarter of 2017 included $11.5 million of charges associated with the termination of the relationship with Mattress Firm. Adjusted gross margin, which is a non-GAAP financial measure, was 41.3% as compared to 40.4% in the first quarter of 2016.

•
Operating income decreased 22.4% to $59.5 million as compared to $76.7 million in the first quarter of 2016. Operating income in the first quarter of 2017 included $25.9 million of net charges associated with the Mattress Firm termination. Adjusted operating income, which is a non-GAAP financial measure, increased $4.8 million to $85.4 million as compared to adjusted operating income of $80.6 million in the first quarter of 2016.

•
Net income decreased 14.4% to $33.9 million as compared to $39.6 million in the first quarter of 2016. Adjusted net income, which is a non-GAAP financial measure, increased 23.4% to $52.2 million as compared to adjusted net income of $42.3 million in the first quarter of 2016.

•
Earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, decreased 14.9% to $86.8 million as compared to $102.0 million for the first quarter of 2016. Adjusted EBITDA, which is a non-GAAP financial measure, increased 16.4% to $121.1 million as compared to adjusted EBITDA of $104.0 million in the first quarter of 2016. Adjusted EBITDA excludes $34.3 million of charges related to the Mattress Firm termination.

•
Earnings per diluted share ("EPS") decreased 1.6% to $0.62 as compared to $0.63 in the first quarter of 2016. Adjusted EPS, which is a non-GAAP financial measure, increased 41.2% to $0.96 as compared to adjusted EPS of $0.68 in the first quarter of 2016.

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

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended March 31,
(in millions, except percentages and per share amounts)	2017		2016
Net sales	$722.1	100.0%	$721.0	100.0%
Cost of sales	435.5	60.3	430.0	59.6
Gross profit	286.6	39.7	291.0	40.4
Selling and marketing expenses	153.7	21.3	150.1	20.8
General, administrative and other expenses	66.5	9.2	71.7	9.9
Customer termination charges, net	14.4	2.0	—	—
Equity income in earnings of unconsolidated affiliates	(2.7)	(0.4)	(2.8)	(0.3)
Royalty income, net of royalty expense	(4.8)	(0.7)	(4.7)	(0.6)
Operating income	59.5	8.2	76.7	10.6

Other expense, net:
Interest expense, net	22.1	3.1	21.4	3.0
Other income, net	(9.2)	(1.3)	(1.0)	(0.2)
Total other expense, net	12.9	1.8	20.4	2.8

Income before income taxes	46.6	6.5	56.3	7.8
Income tax provision	(14.6)	(2.0)	(17.3)	(2.4)
Net income before non-controlling interests	32.0	4.4	39.0	5.4
Less: Net loss attributable to non-controlling interests	(1.9)	(0.3)	(0.6)	(0.1)
Net income attributable to Tempur Sealy International, Inc.	$33.9	4.7%	$39.6	5.5%

Earnings per common share:
Basic	$0.63		$0.64
Diluted	$0.62		$0.63

Weighted average common shares outstanding:
Basic	53.9		62.0
Diluted	54.6		62.6

NET SALES

	Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale channel	$672.3	$685.1	$558.2	$569.5	$114.1	$115.6
Direct channel	49.8	35.9	24.1	10.5	25.7	25.4
Total net sales	$722.1	$721.0	$582.3	$580.0	$139.8	$141.0

Net sales increased 0.2%, and on a constant currency basis increased 0.7%. The increase in net sales was driven by:

•
North America net sales increased 0.4%. Net sales in the Wholesale channel decreased $11.3 million, or 2.0%, driven primarily by lower sales to Mattress Firm. Excluding sales to Mattress Firm, Wholesale net sales increased 10.5% driven primarily by domestic growth from Stearns & Foster® and Tempur-Pedic®. Our sales to Mattress Firm decreased 37.0% to $94.5 million as compared to the first quarter of 2016. Canada net sales increased 10.0% on a constant currency basis. Net sales in our Direct channel increased $13.6 million, or 129.5%, driven primarily by growth in e-commerce.

•
International net sales decreased 0.9%. On a constant currency basis, International net sales increased 3.2%, with growth across all major regions. Net sales in the Wholesale channel increased 3.0% on a constant currency basis. Net sales in the Direct channel increased 3.9% on a constant currency basis.

GROSS PROFIT

	Three Months Ended March 31,
	2017		2016
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$214.5	36.8%	$214.5	37.0%	(0.2)%
International	72.1	51.6%	76.5	54.3%	(2.7)%
Consolidated gross margin	$286.6	39.7%	$291.0	40.4%	(0.7)%

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

Gross margin decreased 70 basis points. The decrease was driven primarily by 160 basis points of costs associated with the termination of the relationship with Mattress Firm, primarily offset by 90 basis points of operational improvements, including sourcing improvements and manufacturing efficiencies.

•
North America gross margin was relatively flat. In the first quarter of 2017, we recorded charges associated with the Mattress Firm termination for an unfavorable impact of 190 basis points. These charges included a $5.4 million write-off of customer-unique inventory and $6.1 million of increased product obligations. Additionally, brand mix was unfavorable by 100 basis points. These were offset by 120 basis points of productivity across our operations, including sourcing improvements and manufacturing efficiencies, 90 basis points of lower floor model discounts and 70 basis points of channel mix.

•
International gross margin decreased 270 basis points. The decrease was driven primarily by 190 basis points of increased floor model discounts due to new product introductions in the first quarter of 2017 and 50 basis points of unfavorable foreign exchange. These were slightly offset by favorable channel mix.

OPERATING EXPENSES

	Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016	2017	2016
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$73.2	$77.0	$64.8	$66.1	$8.4	$10.9	$—	$—
Other selling and marketing expenses	80.5	73.1	48.7	41.1	30.3	30.2	1.5	1.8
General, administrative and other expenses	66.5	71.7	30.7	31.8	12.2	13.6	23.6	26.3
Customer termination charges, net	14.4	—	20.9	—	0.8	—	(7.3)	—
Total operating expenses	$234.6	$221.8	$165.1	$139.0	$51.7	$54.7	$17.8	$28.1

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

Operating expenses increased $12.8 million or 5.8%, and increased 170 basis points as a percentage of net sales. In the first quarter of 2017, we recorded $14.4 million of net charges related to the Mattress Firm termination. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses increased $26.1 million or 18.8% and increased 440 basis points as a percentage of net sales. In the first quarter of 2017, we recorded $20.9 million of charges related to the Mattress Firm termination including the $17.2 million write-off of the March 31, 2017 value of customer incentives and marketing assets and $3.7 million of employee-related and professional fees. Additionally, we increased investments in our brand advertising campaign, which were offset by decreased participation in our wholesale cooperative advertising programs.

•
International operating expenses decreased $3.0 million or 5.5% and decreased 180 basis points as a percentage of net sales. The decrease in operating expenses is primarily driven by lower advertising expenses of $2.5 million as compared to the same period in the prior year. Additionally, we recorded $0.8 million of charges for certain employee-related expenses in the first quarter of 2017.

•
Corporate operating expenses decreased $10.3 million, or 36.7%. The decrease in operating expenses is primarily driven by a $9.3 million benefit recorded in the first quarter of 2017 for the change in estimate associate with performance-based stock compensation that is no longer probable of payout following the Mattress Firm termination, offset by $0.9 million of accelerated stock-based compensation and $1.1 million of other employee-related expenses and professional fees. In the first quarter of 2016, we also incurred $3.0 million of executive management transition expenses.

OPERATING INCOME

	Three Months Ended March 31,
	2017		2016
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$51.4	8.8%	$77.3	13.3%	(4.5)%
International	25.9	18.5%	27.3	19.4%	(0.9)%
	77.3		104.6
Corporate expenses	(17.8)		(27.9)
Total operating income	$59.5	8.2%	$76.7	10.6%	(2.4)%

Operating income decreased $17.2 million and operating margin decreased 240 basis points. In the first quarter of 2017, we recorded $25.9 million of net charges related to the Mattress Firm termination. The primary drivers of changes in operating income by segment are explained below.

•
North America operating income decreased $25.9 million and operating margin decreased 450 basis points. The decline in operating margin was primarily driven by charges of $32.4 million recorded in the first quarter of 2017 associated with the Mattress Firm termination. Cost of sales included $11.5 million of charges related to the write-off of customer-unique inventory and increased product obligations. Operating expenses included $20.9 million of charges related to the write-off of customer incentives and marketing assets, as well as employee-related expenses.

•
International operating income decreased $1.4 million and operating margin decreased 90 basis points. The decline in operating margin was primarily driven by the decrease in gross margin of 270 basis points, offset by improved operating expense leverage of 180 basis points.

•
Corporate operating expenses decreased $10.1 million, which improved our consolidated operating margin by 140 basis points. In the first quarter of 2017, we recorded $8.4 million of net stock-based compensation benefit.

INTEREST EXPENSE, NET

	Three Months Ended March 31,
(in millions, except percentages)	2017	2016	% Change
Interest expense, net	$22.1	$21.4	3.3%

Interest expense, net, increased $0.7 million or 3.3%. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

OTHER INCOME, NET

Other income included $9.3 million of payments received pursuant to the transition agreements with Mattress Firm, which were entered into during the first quarter of 2017. In the fourth quarter of 2016, the Company spent approximately $13 million to support Mattress Firm with store transitions and product launches. The $9.3 million of payments from Mattress Firm were intended to partially reimburse that prior investment.

INCOME TAX PROVISION

	Three Months Ended March 31,
(in millions, except percentages)	2017	2016	% Change
Income tax provision	$14.6	$17.3	(15.6)%
Effective tax rate	31.3%	30.7%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $2.7 million due to a decrease in income before income taxes. Our effective tax rate increased 60 basis points as the result of the net impact of discrete items for the three months ended March 31, 2017. There was no material net impact as the result of discrete items that impacted the effective tax rate in the period ending March 31, 2016.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, share repurchases, capital expenditures and working capital needs. As of March 31, 2017, we had working capital of $90.1 million, including cash and cash equivalents of $42.5 million, as compared to working capital of $126.0 million including $65.7 million in cash and cash equivalents as of December 31, 2016.

The decrease in working capital was primarily driven by a decrease in cash and cash equivalents, as we funded payments of principal and interest on our debt facilities, our share repurchase program and operating capital needs. Additionally, working capital decreased due to changes in accounts payable and income taxes payable. Accounts payable changes are driven primarily by the timing of payments to vendors. Income taxes payable changes are driven primarily by the timing of estimated income tax payments. This was partially offset by decreases in accrued expenses and other current liabilities. Accrued expenses and other current liabilities decreases are driven primarily by the funding of employee compensation and customer incentive programs based on 2016 results.

The table below presents net cash provided by (used in) operating, investing and financing activities for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$67.2	$(18.8)
Investing activities	(12.0)	(12.8)
Financing activities	(76.0)	(82.9)

Cash provided by operating activities increased $86.0 million in the three months ended March 31, 2017 as compared to the same period in 2016. The increase in cash provided by operating activities is primarily driven by changes in accounts payable and inventory. Additionally, cash provided by operating activities includes $9.3 million for payments received pursuant to the transition agreements with Mattress Firm, or $6.4 million net of tax.

Cash used in investing activities decreased $0.8 million in the three months ended March 31, 2017 as compared to the same period in 2016.

Cash used in financing activities decreased $6.9 million in the three months ended March 31, 2017 as compared to the same period in 2016. In the first quarter of 2017, share repurchases decreased $58.2 million as compared to the same period in 2016. This decrease was primarily offset by net repayments of $43.4 million for our credit facilities.

Capital Expenditures

Capital expenditures totaled $12.9 million and $12.6 million for the three months ended March 31, 2017 and 2016, respectively. We currently expect our 2017 capital expenditures to be approximately $60 to $70 million, which relate to continued strategic investments that we believe will support our future plans.

Debt Service

On April 12, 2017, we entered into a securitization transaction with respect to certain accounts receivable. In connection with this transaction, we entered into a credit agreement that provides for revolving loans to be made from time to time in a maximum amount that varies over the course of the year based on seasonality subject to an overall limit of $120.0 million. The revolving loans will bear interest at a floating rate equal to a one month LIBOR index plus 80 basis points.

Our obligations under the securitization transaction are secured by the accounts receivable and certain related rights and contain customary events of default. We will continue to own the accounts receivable, which will continue to be reflected as assets on our Condensed Consolidated Balance Sheets. Borrowings under this facility will be classified as long-term debt within the Condensed Consolidated Balance Sheets. This credit agreement matures on April 12, 2019.

Our total debt decreased to $1,869.1 million as of March 31, 2017 from $1,901.0 million as of December 31, 2016. After giving effect to letters of credit outstanding of $21.9 million under the 2016 Credit Agreement, total availability under the revolver was $341.2 million as of March 31, 2017. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for further discussion of our debt and applicable interest rates.

As of March 31, 2017, our ratio of consolidated funded debt less qualified cash to adjusted EBITDA in accordance with our 2016 Credit Agreement was 3.46 times, within the terms of the consolidated total net leverage ratio covenant set forth in the 2016 Credit Agreement, which limits this ratio to 5.00 times. As of March 31, 2017, we were in compliance with all of the financial covenants in our debt agreements.

Our business continues to generate significant cash flows from operations. In the near term, we expect to use our cash flows from operations primarily for debt repayment. Our target ratio of consolidated funded debt less qualified cash to adjusted EBITDA is 3.5 times, and we expect that this ratio could typically range from 3.0 times to 4.0 times. Subject to market conditions, we also expect to continue repurchasing shares.

For additional information, refer to "Non-GAAP Financial Information" below for the calculation of the ratio of consolidated funded debt less qualified cash to adjusted EBITDA calculated in accordance with our 2016 Credit Agreement. Both consolidated funded debt and adjusted EBITDA in accordance with our 2016 Credit Agreement are terms that are not recognized under U.S. GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted gross profit, adjusted gross margin, adjusted operating income (expense), adjusted operating margin, EBITDA, adjusted EBITDA, free cash flow, consolidated funded debt and consolidated funded debt less qualified cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income and earnings per share as a measure of operating performance or total debt. We believe these non-GAAP measures provide investors with performance measures that better reflect our underlying operations and trends, including trends in changes in margin and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments management makes to derive the non-GAAP measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP measure, but which management does not consider to be the fundamental attributes or primary drivers of our business, including costs associated with our 2013 acquisition of Sealy Corporation and its subsidiaries, the exclusion of other costs associated with the 2015 Annual Meeting (including executive management transition and retention compensation), legal settlements, costs associated with the completion of the 2016 Credit Agreement and senior notes offering in the second quarter of 2016, the exclusion of charges associated with the Mattress Firm termination in the first quarter of 2017 and other costs.

We believe that exclusion of these items assists in providing a more complete understanding of our underlying results from continuing operations and trends, and management uses these measures along with the corresponding GAAP financial measures to manage our business, to evaluate its consolidated and business segment performance compared to prior periods and the marketplace, to establish operational goals and to provide continuity to investors for comparability purposes. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with U.S. GAAP and these non-GAAP measures should be considered supplemental in nature and should not be construed as more significant than comparable measures defined by U.S. GAAP. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. For more information about these non-GAAP measures and a reconciliation to the nearest GAAP measure, please refer to the reconciliations on the following pages.

First Quarter 2017 Key Highlights

(in millions, except percentages and per common share amounts)	Three Months Ended		% Change	% Change Constant Currency (1)
	March 31, 2017	March 31, 2016
Net sales	$722.1	$721.0	0.2%	0.7%
Net income	33.9	39.6	(14.4)%	(9.6)%
Adjusted net income (1)	52.2	42.3	23.4%	27.9%
EPS	0.62	0.63	(1.6)%	3.2%
Adjusted EPS (1)	0.96	0.68	41.2%	45.6%
EBITDA (1)	86.8	102.0	(14.9)%	(12.2)%
Adjusted EBITDA (1)	121.1	104.0	16.4%	19.1%

(1)	Non-GAAP financial measure. Please refer to the reconciliations in the following tables.

Adjusted Net Income and Adjusted EPS

A reconciliation of GAAP net income to adjusted net income and a calculation of adjusted EPS is provided below. Management believes that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes at the end of the following table.

The following table sets forth the reconciliation of our GAAP net income to adjusted net income and a calculation of adjusted EPS for the three months ended March 31, 2017 and 2016:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2017	March 31, 2016
GAAP net income (1)	$33.9	$39.6
Customer termination charges, net (2)	25.9	—
Integration costs (3)	—	1.0
Executive management transition (4)	—	3.0
Tax adjustments (5)	(7.6)	(1.3)
Adjusted net income	$52.2	$42.3

Adjusted earnings per common share, diluted	$0.96	$0.68

Diluted shares outstanding	54.6	62.6

(1)
Net income includes other income of $9.3 million of payments received pursuant to the transition agreements with Mattress Firm, which were entered into during the first quarter of 2017. This other income is not included as an adjustment to adjusted net income. In the fourth quarter of 2016, we spent approximately $13 million to support Mattress Firm with store transitions and product launches. The $9.3 million of payments from Mattress Firm were intended to partially offset that prior investment.

(2)
We recorded $25.9 million of net charges related to the termination of the relationship with Mattress Firm. Cost of sales included $11.5 million of charges related to the write-off of customer-unique inventory and product obligations. Operating expenses included $14.4 million of net charges, which included a write-off of $17.2 million for customer incentives and marketing assets, $5.8 million of employee-related costs and $0.7 million of professional fees. These charges were offset by $9.3 million of benefit related to the change in estimate associated with performance-based stock compensation that is no longer probable of payout following the Mattress Firm termination.

(3)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy acquisition.

(4)	Executive management transition represents certain costs associated with the transition of certain of our executive officers.
(5)	Tax adjustments represents adjustments associated with the aforementioned items and other discrete income tax events.

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

The following table sets forth the reconciliation of our reported GAAP gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the three months ended March 31, 2017:

	1Q 2017
(in millions, except percentages)	Consolidated (1)	Margin	North America (2)	Margin	International (3)	Margin	Corporate (4)
Net sales	$722.1		$582.3		$139.8		$—

Gross profit	$286.6	39.7%	$214.5	36.8%	$72.1	51.6%	$—
Adjustments	11.5		11.5		—		—
Adjusted gross profit	$298.1	41.3%	$226.0	38.8%	$72.1	51.6%	$—

Operating income (expense)	$59.5	8.2%	$51.4	8.8%	$25.9	18.5%	$(17.8)
Adjustments	25.9		32.4		0.8		(7.3)
Adjusted operating income (expense)	$85.4	11.8%	$83.8	14.4%	$26.7	19.1%	$(25.1)

(1)
We recorded $25.9 million of net charges related to the termination of the relationship with Mattress Firm. Cost of sales included $11.5 million of charges related to the write-off of customer-unique inventory and product obligations. Operating expenses included $14.4 million of net charges, which included a write-off of $17.2 million for customer incentives and marketing assets, $5.8 million of employee-related costs and $0.7 million of professional fees. These charges were offset by $9.3 million of benefit related to the change in estimate associated with performance-based stock compensation that is no longer probable of payout following the Mattress Firm termination.

(2)
Adjustments for the North America business segment included $32.4 million of costs related to the Mattress Firm termination. Cost of sales included $11.5 million of charges related to the write-off of customer-unique inventory and product obligations. Operating expenses included $20.9 million of charges, which included a write-off of $17.2 million for customer incentives and marketing assets, and $3.7 million of employee-related costs and professional fees.

(3)	Adjustments for the International business segment represent certain employee-related expenses.
(4)
Adjustments for Corporate represent costs related to the Mattress Firm termination. We recorded $9.3 million of benefit related to the change in estimate associated with performance-based stock compensation that is no longer probable of payout, $0.9 million of accelerated stock-based compensation expense and $1.1 million of other employee-related expenses and professional fees.

The following table sets forth the reconciliation of our reported GAAP gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the three months ended March 31, 2016:

	1Q 2016
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

EBITDA, Adjusted EBITDA, Consolidated Funded Debt Less Qualified Cash and Free Cash Flow

The following reconciliations are provided below:

•	GAAP net income to EBITDA and adjusted EBITDA

•	Total debt to consolidated funded debt less qualified cash

•	Ratio of consolidated funded debt less qualified cash to adjusted EBITDA

•	Net cash from operating activities to free cash flow

Management believes that presenting these non-GAAP measures provides investors with useful information with respect to our operating performance and comparisons from period to period, as well as general information about our progress in reducing its leverage.

The following table sets forth the reconciliation of our reported GAAP net income to the calculations of EBITDA and adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	Three Months Ended
(in millions)	March 31, 2017	March 31, 2016
GAAP net income (1)	$33.9	$39.6
Interest expense, net	22.1	21.4
Income taxes	14.6	17.3
Depreciation and amortization	16.2	23.7
EBITDA	$86.8	$102.0
Adjustments:
Customer termination charges (2)	34.3	—
Integration costs (3)	—	1.0
Executive management transition (4)	—	1.0
Adjusted EBITDA	$121.1	$104.0

(1)
GAAP net income includes other income of $9.3 million of payments received pursuant to the transition agreements with Mattress Firm, which were entered into during the first quarter of 2017. This other income is not included as an adjustment to EBITDA and adjusted EBITDA. In the fourth quarter of 2016, we spent approximately $13 million to support Mattress Firm with store transitions and product launches. The $9.3 million of payments from Mattress Firm were intended to partially offset that prior investment.

(2)
Adjusted EBITDA excludes $34.3 million of charges related to the termination of the relationship with Mattress Firm. This amount represents the $25.9 million of net charges and adds the net amortization impact of $8.4 million of stock-based compensation benefit, as discussed in the footnotes to the GAAP net income to adjusted net income reconciliation above.

(3)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy acquisition.

(4)	Executive management transition represents certain costs associated with the transition of certain of our executive officers.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended March 31, 2017 and 2016:

	Trailing Twelve Months Ended
(in millions)	March 31, 2017	March 31, 2016
Net income	$196.4	$89.7
Interest expense, net	85.9	97.1
Loss on extinguishment of debt	47.2	—
Income taxes	84.1	132.4
Depreciation and amortization	82.0	95.8
EBITDA	$495.6	$415.0
Adjustments
Customer termination charges (1)	34.3	—
Integration costs (2)	1.0	18.1
German legal settlement (3)	—	17.6
Restructuring costs (4)	7.8	11.9
Executive management transition and retention compensation (5)		11.7
Other income (6)	—	(9.5)
2015 Annual Meeting costs (7)	—	4.2
Pension settlement (8)	—	1.3
Redemption value adjustment on redeemable non-controlling interest, net of tax (9)	—	(1.0)
Adjusted EBITDA	$538.7	$469.3

Consolidated funded debt less qualified cash	$1,861.9	$1,490.2

Ratio of consolidated funded debt less qualified cash to adjusted EBITDA	3.46 times	3.18 times

(1)
Adjusted EBITDA excludes $34.3 million of charges related to the termination of the relationship with Mattress Firm. This amount represents the $25.9 million of net charges and adds the net amortization impact of $8.4 million of stock-based compensation benefit, as discussed in the footnotes to the GAAP net income to adjusted net income reconciliation above.

(2)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy acquisition.

(3)
German legal settlement represents the €15.5 million ($17.6 million) settlement we reached in 2015 with the German Foreign Cartel Office ("FCO") to fully resolve the FCO's antitrust investigation, and related legal fees.

(4)	Restructuring costs represents costs associated with headcount reduction and store closures.
(5)	Executive management transition represents certain costs associated with the transition of certain of our executive officers.
(6)	Other income includes income from a partial settlement of a legal dispute.
(7)	2015 Annual Meeting costs represent additional costs related to our 2015 Annual Meeting and related issues.
(8)	Pension settlement represents pension expense recorded in conjunction with a settlement offered to terminated, vested participants in a defined benefit pension plan.
(9)
Redemption value adjustment on redeemable non-controlling interest represents a $(1.0) million adjustment, net of tax, to adjust the carrying value of the redeemable non-controlling interest for the trailing twelve month period ended March 31, 2016 to its redemption value.

Under our 2016 Credit Agreement, adjusted EBITDA contains certain restrictions that limit adjustments to GAAP net income when calculating adjusted EBITDA. For the twelve months ended March 31, 2017 and 2016, our adjustments to GAAP net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2016 Credit Agreement.

The ratio of adjusted EBITDA under our 2016 Credit Agreement to consolidated funded debt less qualified cash is 3.46 times for the trailing twelve months ended March 31, 2017. Our 2016 Credit Agreement requires us to maintain a ratio of consolidated funded debt less qualified cash to adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated funded debt less qualified cash as of March 31, 2017 and 2016. "Consolidated funded debt" and "qualified cash" are terms used in our 2016 Credit Agreement and our prior senior credit facility (the "2012 Credit Agreement") for purposes of certain financial covenants.

(in millions)	March 31, 2017	March 31, 2016
Total debt, net	$1,856.7	$1,472.6
Plus: Deferred financing costs (1)	12.4	23.6
Total debt	1,869.1	1,496.2
Plus: Letters of credit outstanding	22.9	18.8
Consolidated funded debt	$1,892.0	$1,515.0
Less:
Domestic qualified cash (2)	11.5	6.3
Foreign qualified cash (2)	18.6	18.5
Consolidated funded debt less qualified cash	$1,861.9	$1,490.2

(1)
We present deferred financing costs as a direct reduction from the carrying amount of the related debt in the Condensed Consolidated Balance Sheets. For purposes of determining total debt for financial covenants, we have added these costs back to total debt, net as calculated per the Condensed Consolidated Balance Sheets.

(2)
Qualified cash as defined in the 2016 Credit Agreement and our prior senior secured credit facility equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

The following table sets forth the reconciliation of our net cash from operating activities to free cash flow for the three months ended and trailing twelve months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Trailing Twelve Months Ended March 31,
(in millions)	2017	2016	2017	2016
Net cash provided by (used in) operating activities	$67.2	$(18.8)	$251.5	$221.8
Subtract: Purchases of property, plant and equipment	12.9	12.6	62.7	63.1
Free cash flow	$54.3	$(31.4)	$188.8	$158.7

Stockholders’ Equity

Share Repurchase Program

In February 2017, the Board authorized a $200.0 million increase in the existing share repurchase authorization for repurchases of Tempur Sealy International's common stock. During the three months ended March 31, 2017, we repurchased 0.6 million shares for approximately $40.1 million. As of March 31, 2017, we had approximately $226.9 million remaining under the existing share repurchase authorization. For a complete description of our Share Repurchase Program, please refer to our Annual Report on Form 10-K, including "Stockholders' Equity" included in ITEM 7 of Part II of the Annual Report.

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flows from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of March 31, 2017, we had $1,869.1 million in total debt outstanding, and our adjusted EBITDA, which is a non-GAAP financial measure, was $121.1 million for the three months ended March 31, 2017. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately$85.0 million in 2017.

On April 12, 2017, we entered into a securitization transaction with respect to certain accounts receivable. In connection with this transaction, we entered into a credit agreement that provides for revolving loans to be made from time to time in a maximum amount that varies over the course of the year based on seasonality subject to an overall limit of $120.0 million. The revolving loans will bear interest at a floating rate equal to a one month LIBOR index plus 80 basis points.

Based upon the current level of operations, we believe that cash generated from operations and amounts available under our credit facilities will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our debt facilities or otherwise enable us to service our indebtedness or to make anticipated capital expenditures.

At March 31, 2017, total cash and cash equivalents were $42.5 million, of which $11.5 million was held in the U.S. and $31.0 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position.
Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates in 2017, other than Goodwill and Indefinite-Lived Intangible Assets discussed below.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are evaluated for impairment annually as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred.

We test goodwill for impairment by comparing the book values to the fair value at the reporting unit level. Our reporting units are our North America and International segments. We test individual indefinite-lived intangible assets by comparing the book values of each asset to the estimated fair value. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to measure the impairment loss.

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

We have not made any material changes in our reporting units or the accounting methodology we use to assess impairment loss on goodwill and indefinite-lived intangible assets since December 31, 2016.

On January 30, 2017, we agreed to terminate our relationship with Mattress Firm effective April 3, 2017. Mattress Firm is a customer within the North America segment and was our largest customer for 2016 and the first quarter of 2017. We conducted an interim impairment analysis on our North America reporting unit and indefinite-lived intangible assets during the first quarter of 2017, which indicated that the fair values of the North America reporting unit and indefinite-lived intangible assets remained substantially in excess of their carrying values. Despite that excess, however, impairment charges could still be required in the future if other significant economic events occur or our assumptions on how quickly we can recapture market share and net sales following the termination of our Mattress Firm relationship do not meet our current expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1, "Summary of Significant Accounting Policies," to the accompanying consolidated financial statements for a summary of our foreign exchange forward contracts as of March 31, 2017.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthened relative to the euro or other foreign currencies where we have operations, there would be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by approximately 2.3% in the three months ended March 31, 2017. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at March 31, 2017, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $3.8 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

On March 31, 2017, we had variable-rate debt of approximately $714.4 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $7.0 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

See Note 7, "Commitments and Contingencies," in the "Notes to Condensed Consolidated Financial Statements," in ITEM 1 under Part I of this Report for a description of certain legal proceedings.

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

ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2017:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2017 - January 31, 2017	632,914		$63.32	632,914	$26,988,428
February 1, 2017 - February 28, 2017	74,504	(1)	$46.00	—	$226,988,428	(2)
March 1, 2017 - March 31, 2017	5,807	(1)	$45.85	—	$226,988,428
Total	713,225			632,914

(1)
Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.

(2)	In February 2017, the Board increased the authorization under our share repurchase program by an additional $200.0 million.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

3.1
Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Tempur Sealy International, Inc. (Incorporated by reference from Exhibit 3.1 of the Company's current report on Form 8-K dated March 14, 2017).

4.1
Amended and Restated Rights Agreement, dated as of March 14, 2017, by and between Tempur Sealy International, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (Incorporated by reference from Exhibit 4.1 of the Company's current report on Form 8-K dated March 14, 2017).

10.1
Amendment to Employment and Non-Competition Agreement, dated as of February 15, 2017, between Jay Spenchian and the Company (Incorporated by reference from Exhibit 10.1 of the Registrant's current report on Form 8-K dated February 13, 2017).

10.2
Letter Agreement, dated as of February 15, 2017, between Jay Spenchian and the Company. (Incorporated by reference from Exhibit 10.2 of the Registrant's current report on Form 8-K dated February 13, 2017).

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
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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

TEMPUR SEALY INTERNATIONAL, INC.

Date: May 10, 2017	By:	/s/ BARRY A. HYTINEN
Barry A. Hytinen
Executive Vice President and Chief Financial Officer