Form 10-Q
period 2017-06-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2017-08-03
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2017 was 53,973,796 shares.

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

When used in this Report, except as specifically noted otherwise, the term "Tempur Sealy International" refers to Tempur Sealy International, Inc. only, and the terms "Company," "we," "our," "ours" and "us" refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term "Sealy" refers to Sealy Corporation and its historical subsidiaries. In addition, when used in this Report "2016 Credit Agreement" refers to the Company's senior credit facility entered into in the first quarter of 2016; "2012 Credit Agreement" refers to the Company's prior senior credit facility entered into in 2012; "2026 Senior Notes" refers to the 5.50% senior notes due 2026 issued in 2016; and "2023 Senior Notes" refers to the 5.625% senior notes due 2023 issued in 2015.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$659.3	$804.4	$1,381.4	$1,525.4
Cost of sales	390.7	467.5	826.2	897.5
Gross profit	268.6	336.9	555.2	627.9
Selling and marketing expenses	152.3	172.8	306.0	322.9
General, administrative and other expenses	69.0	71.9	135.5	143.6
Customer termination charges, net	—	—	14.4	—
Equity income in earnings of unconsolidated affiliates	(4.4)	(3.4)	(7.1)	(6.2)
Royalty income, net of royalty expense	(4.9)	(4.6)	(9.7)	(9.3)
Operating income	56.6	100.2	116.1	176.9

Other expense, net:
Interest expense, net	22.1	23.1	44.2	44.5
Loss on extinguishment of debt	—	47.2	—	47.2
Other (income) expense, net	(0.3)	0.7	(9.5)	(0.3)
Total other expense, net	21.8	71.0	34.7	91.4

Income before income taxes	34.8	29.2	81.4	85.5
Income tax provision	(13.1)	(9.2)	(27.7)	(26.5)
Net income before non-controlling interests	21.7	20.0	53.7	59.0
Less: Net loss attributable to non-controlling interests	(2.8)	(1.3)	(4.7)	(1.9)
Net income attributable to Tempur Sealy International, Inc.	$24.5	$21.3	$58.4	$60.9

Earnings per common share:
Basic	$0.45	$0.35	$1.08	$1.00
Diluted	$0.45	$0.35	$1.07	$0.99

Weighted average common shares outstanding:
Basic	53.9	60.2	53.9	61.1
Diluted	54.5	60.8	54.6	61.7

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income before non-controlling interests	$21.7	$20.0	$53.7	$59.0
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	9.3	(2.3)	18.1	16.8
Unrealized loss on cash flow hedging derivatives, net of tax	(0.1)	(1.0)	(0.6)	(5.9)
Other comprehensive income (loss), net of tax	9.2	(3.3)	17.5	10.9
Comprehensive income	30.9	16.7	71.2	69.9
Less: Comprehensive loss attributable to non-controlling interests	(2.8)	(1.3)	(4.7)	(1.9)
Comprehensive income attributable to Tempur Sealy International, Inc.	$33.7	$18.0	$75.9	$71.8

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$38.5	$65.7
Accounts receivable, net	356.2	345.1
Inventories	194.5	196.8
Prepaid expenses and other current assets	58.4	63.9
Total Current Assets	647.6	671.5
Property, plant and equipment, net	424.8	422.2
Goodwill	727.6	722.5
Other intangible assets, net	672.9	678.7
Deferred income taxes	25.5	22.5
Other non-current assets	212.8	185.2
Total Assets	$2,711.2	$2,702.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$231.8	$219.3
Accrued expenses and other current liabilities	227.5	250.1
Income taxes payable	9.9	5.8
Current portion of long-term debt	68.4	70.3
Total Current Liabilities	537.6	545.5
Long-term debt, net	1,793.2	1,817.8
Deferred income taxes	163.3	174.6
Other non-current liabilities	190.0	169.3
Total Liabilities	2,684.1	2,707.2

Commitments and contingencies—see Note 8

Redeemable non-controlling interest	5.3	7.6

Total Stockholders' Equity (Deficit)	21.8	(12.2)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity (Deficit)	$2,711.2	$2,702.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interests	$53.7	$59.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.7	36.0
Amortization of stock-based compensation	2.6	10.6
Amortization of deferred financing costs	1.1	2.5
Bad debt expense	6.0	1.8
Deferred income taxes	(13.4)	(0.9)
Dividends received from unconsolidated affiliates	3.5	3.6
Equity income in earnings of unconsolidated affiliates	(7.1)	(6.2)
Non-cash interest expense on 8.0% Sealy Notes	—	3.6
Loss on extinguishment of debt	—	47.2
(Gain) loss on sale of assets	(1.3)	0.5
Foreign currency adjustments and other	0.7	(1.2)
Changes in operating assets and liabilities	(10.3)	(104.6)
Net cash provided by operating activities	75.2	51.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(25.9)	(24.3)
Other	0.9	—
Net cash used in investing activities	(25.0)	(24.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	718.9	1,435.3
Repayments of borrowings under long-term debt obligations	(745.9)	(1,230.4)
Proceeds from exercise of stock options	1.9	6.0
Excess tax benefit from stock-based compensation	—	3.0
Treasury stock repurchased	(44.1)	(217.3)
Payments of deferred financing costs	(0.4)	(6.2)
Fees paid to lenders	—	(7.8)
Call premium on 2020 Senior Notes	—	(23.6)
Other	(2.7)	0.4
Net cash used in financing activities	(72.3)	(40.6)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5.1)	(3.0)
Decrease in cash and cash equivalents	(27.2)	(16.0)
CASH AND CASH EQUIVALENTS, beginning of period	65.7	153.9
CASH AND CASH EQUIVALENTS, end of period	$38.5	$137.9

Supplemental cash flow information:
Cash paid during the period for:
Interest	$43.0	$36.5
Income taxes, net of refunds	37.1	40.4

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

The Company also has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's carrying value in its equity method investments of $20.1 million and $15.5 million at June 30, 2017 and December 31, 2016, respectively, is recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s equity in the net income and losses of these investments is recorded as equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

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

(b) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	June 30,	December 31,
(in millions)	2017	2016
Finished goods	$133.1	$130.1
Work-in-process	10.4	10.7
Raw materials and supplies	51.0	56.0
	$194.5	$196.8

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company had the following activity for sales returns from December 31, 2016 to June 30, 2017:

(in millions)
Balance as of December 31, 2016	$30.3
Amounts accrued	61.7
Returns charged to accrual	(59.3)
Balance as of June 30, 2017	$32.7

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

The Company had the following activity for its accrued warranty expense from December 31, 2016 to June 30, 2017:

(in millions)
Balance as of December 31, 2016	$29.9
Amounts accrued	23.0
Warranties charged to accrual	(13.6)
Balance as of June 30, 2017	$39.3

As of June 30, 2017 and December 31, 2016, $19.3 million and $14.3 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $20.0 million and $15.6 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $23.5 million and $22.1 million as of June 30, 2017 and December 31, 2016, respectively.

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

The Company manages a portion of the risk associated with fluctuations in foreign currencies related to intercompany and third party inventory purchases denominated in foreign currencies through foreign exchange forward contracts designated as cash flow hedges. As of June 30, 2017, the Company had foreign exchange forward contracts designated as cash flow hedges to buy U.S. dollars and to sell Canadian dollars with a notional amount outstanding of $4.7 million. These foreign exchange forward contracts have maturities ranging from July 2017 to September 2017. The effectiveness of the cash flow hedge contracts, including time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as other timing and probability criteria. The Company expects to reclassify a loss of approximately $0.1 million, net of tax, over the next three months based on June 30, 2017 exchange rates.

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

(h) Customer Contract Termination. During the week of January 23, 2017, the Company was unexpectedly notified by the senior management of Mattress Firm, Inc. ("Mattress Firm") and representatives of Steinhoff International Holdings Ltd. ("Steinhoff"), its parent company, of Mattress Firm's intent to terminate its business relationship with the Company if the Company did not agree to considerable changes to its agreements with Mattress Firm, including significant economic concessions. The Company engaged in discussions to facilitate a mutually agreeable supply arrangement with Mattress Firm. However, the parties were unable to reach an agreement, and on January 27, 2017, Tempur-Pedic North America, LLC ("Tempur-Pedic") and Sealy Mattress Company ("Sealy Mattress") issued formal termination notices for all of their products to Mattress Firm. On January 30, 2017, Tempur-Pedic and Sealy Mattress entered into transition agreements with Mattress Firm in which they agreed, among other things, to continue supplying Mattress Firm until April 3, 2017, at which time the parties’ business relationship ended.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(2) Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The new standard is effective for the Company on January 1, 2018 and the Company will be using the modified retrospective method of adoption.

The Company has conducted a risk assessment and has developed a transition plan that will enable the Company to meet the implementation requirement. Revenue streams and performance obligations include product sales, sales-based royalties and warranties. The Company's contracts also include forms of variable consideration, including rebates (volume, cash and cooperative advertising), trade or other support, free products, slotting fees, and sales returns. Based on the evaluation of the Company's current contracts and the related revenue streams and performance obligations, most will be recorded consistently under both the current and new standard. The majority of the Company's revenue transactions are not accounted for under industry-specific guidance that will be superseded by ASC 606 and generally consist of a single performance obligation to transfer promised goods.

Upon adoption of ASC 606, the Company expects the largest impacts to result from the new qualitative and quantitative disclosures that will be required upon adoption of the new standard. Other anticipated presentation and disclosure changes include the reclassification of royalty income to revenue and changes in the balance sheet classification for sales returns. Under the new standard, the Company will continue to recognize the amount of consideration received or receivable that is expected to be returned as a refund liability, representing the Company's obligation to return the customer’s consideration. The Company will also recognize a return asset (and adjust cost of sales) for the right to recover the goods returned by the customer, which will be subject to impairment assessments. The Company continues to evaluate the impact of the adoption on the classification of cooperative advertising programs and other promotional programs with the Company's customers. The impact of adoption to these promotional programs are not anticipated to impact the timing or recognition of costs, but could result in material changes in the Company's presentation of costs within the Company's consolidated statements of comprehensive income.

Leases

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

Employee Share-Based Payments

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The Company adopted this ASU as of January 1, 2017. As a result of the adoption of this ASU, the Company implemented the following simplification initiatives in the Condensed Consolidated Financial Statements:

•
The Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit in the Condensed Consolidated Statement of Income. The Company recognized excess tax deficiencies of $0.1 million and $1.1 million in the three and six months ended June 30, 2017, respectively.

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

Pensions

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
(3) Goodwill
The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2016	$572.0	$150.5	$722.5
Foreign currency translation	2.3	2.8	5.1
Balance as of June 30, 2017	$574.3	$153.3	$727.6

(4) Debt

Debt for the Company consists of the following:

	June 30, 2017		December 31, 2016
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2016 Credit Agreement
Term A Facility	$570.0	(1)	$585.0	(1)	April 6, 2021
Revolver	87.0	(1)	156.9	(1)	April 6, 2021
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
Securitized debt	60.1	(3)	—	N/A	April 12, 2019
Capital lease obligations (2)	73.5		73.3		Various
Other	33.2		35.8		Various
Total debt	1,873.8		1,901.0
Less: deferred financing costs	(12.2)		(12.9)
Total debt, net	1,861.6		1,888.1
Less: current portion	(68.4)		(70.3)
Total long-term debt, net	$1,793.2		$1,817.8

(1)	Interest at LIBOR plus applicable margin of 1.50% as of June 30, 2017 and December 31, 2016.
(2)	Capital lease obligations are a non-cash financing activity.
(3)	Interest at one month LIBOR index plus 80 basis points.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

2016 Credit Agreement

On April 6, 2016, the Company entered into a senior secured credit agreement ("2016 Credit Agreement") with a syndicate of banks. The 2016 Credit Agreement replaced the Company’s 2012 Senior Secured Credit Agreement.

The 2016 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and other short-term debt. The Company is allowed to subtract from consolidated funded debt an amount equal to 100.0% of domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of June 30, 2017, domestic qualified cash was $14.9 million and foreign qualified cash was $14.1 million.

The Company is in compliance with all applicable covenants as of June 30, 2017.

Securitized Debt

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

The obligations of the Company under the Accounts Receivable Securitization are secured by the accounts receivable and certain related rights and contain customary events of default. The accounts receivable will continue to be owned by the Company and its subsidiaries and will continue to be reflected as assets on the Company’s Condensed Consolidated Balance Sheets and represent collateral up to the amount of the borrowings under this facility. Borrowings under this facility will be classified as long-term debt within the Condensed Consolidated Balance Sheets.

Fair Value of Financial Instruments

Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable, and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value using Level 1 inputs because of the short-term maturity of those instruments. Borrowings under the 2016 Credit Agreement and the securitized debt are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the following material financial instruments were based on Level 2 inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of debt instruments. The fair values of these material financial instruments are as follows:

	Fair Value
(in millions)	June 30, 2017	December 31, 2016
2023 Senior Notes	$468.1	$468.5
2026 Senior Notes	610.2	606.8

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

(b) Treasury Stock. In February 2017, the Board authorized an increase of $200.0 million to its existing share repurchase authorization for repurchases of Tempur Sealy International's common stock. For the six months ended June 30, 2017, the Company repurchased 0.6 million shares for approximately $40.1 million. As of June 30, 2017, the Company had approximately $226.9 million remaining under the existing share repurchase authorization.

In addition, the Company acquired 0.1 million shares upon the vesting of certain performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the six months ended June 30, 2017 and 2016. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or first business day thereafter, resulting in approximately $0.3 million and $2.0 million in treasury stock acquired during the three months ended June 30, 2017 and 2016, respectively.

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

On March 14, 2017, the Company entered into an Amended and Restated Rights Agreement (the "Amended Rights Agreement") with AST, as rights agent, to amend certain provisions of the Original Rights Agreement. The primary purpose of the amendment and restatement of the Original Rights Agreement is to provide the holders of the Common Shares and the attached Rights issued under the Original Rights Agreement with the ability to exempt an offer to acquire, or engage in another business combination transaction involving, the Company that is deemed a "Qualifying Offer" (as defined in the Amended and Restated Rights Agreement) from the terms of the Amended and Restated Rights Agreement. The Rights have a de minimis fair value as of June 30, 2017.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(d) AOCL. AOCL consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Foreign Currency Translation
Balance at beginning of period	$(111.1)	$(96.3)	$(119.9)	$(115.4)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	9.3	(2.3)	18.1	16.8
Balance at end of period	$(101.8)	$(98.6)	$(101.8)	$(98.6)

Pensions
Balance at beginning of period	$(2.2)	$(1.4)	$(2.2)	$(1.4)
Other comprehensive income (loss):
Net change from period revaluations, net of tax	—	—	—	—
Balance at end of period	$(2.2)	$(1.4)	$(2.2)	$(1.4)

Foreign Exchange Forward Contracts
Balance at beginning of period	$0.1	$1.7	$0.6	$6.6
Other comprehensive loss:
Net change from period revaluations	(0.1)	(0.3)	(0.4)	(5.3)
Tax benefit (2)	—	0.1	0.1	1.4
Total other comprehensive loss before reclassifications, net of tax	$(0.1)	$(0.2)	$(0.3)	$(3.9)
Net amount reclassified to earnings (3)	—	(1.1)	(0.4)	(2.7)
Tax benefit (2)	—	0.3	0.1	0.7
Total amount reclassified from AOCL, net of tax	$—	$(0.8)	$(0.3)	$(2.0)
Total other comprehensive loss	(0.1)	(1.0)	(0.6)	(5.9)
Balance at end of period	$—	$0.7	$—	$0.7

(1)	In 2017 and 2016, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision on the accompanying Condensed Consolidated Statements of Income.
(3)	This amount was included in cost of sales on the accompanying Condensed Consolidated Statements of Income.

(6) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2017	December 31, 2016
Wages and benefits	$45.0	$65.5
Advertising	37.5	48.6
Sales returns	32.7	30.3
Warranty	19.3	14.3
Rebates	6.9	8.4
Other	86.1	83.0
	$227.5	$250.1

(7) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 included PRSUs, non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented in the following table.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
PRSU expense (benefit)	$1.2	$1.7	$(8.1)	$4.2
Option expense	1.8	1.1	3.8	2.8
RSU/DSU expense	3.0	1.7	6.9	3.6
Total stock-based compensation expense	$6.0	$4.5	$2.6	$10.6

During the six months ended June 30, 2017, the Company recorded a $9.3 million benefit in the Condensed Consolidated Statements of Income related to a change in estimate associated with performance-based stock compensation that is no longer probable of payout as a result of the termination of the Mattress Firm relationship.

The Company did not record any accelerated stock-based compensation expense during each of the three months ended June 30, 2017 and 2016. During the six months ended June 30, 2017 and 2016, the Company recorded $0.9 million and $2.0 million of accelerated stock-based compensation expense associated with executive management transition, respectively.

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

The Company did not record any stock-based compensation expense related to the 2017 Aspirational Plan PRSUs during the three and six months ended June 30, 2017 and 2016, as it is not considered probable that the Company will achieve the specified performance target as of December 31, 2017 or December 31, 2018. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for 2017 is $83.9 million, which would be expensed over the remaining service period if achievement of the performance condition becomes probable.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The complaint alleges that the Company engaged in unfair business practices, false advertising, and misrepresentations or omissions related to the sale of certain products. The Plaintiffs seek restitution, injunctive relief and all other relief allowed under applicable state laws, interest, attorneys’ fees and costs. The purported classes do not seek damages for physical injuries. The Company believes the case lacks merit and intends to defend against the claims vigorously. The Court was scheduled to consider class certification motions in the fourth quarter of 2015; however, the Plaintiffs filed a Motion to Amend the Complaint, at which time the Company filed a Motion to Dismiss the Amended Complaint. A hearing on the Motion to Dismiss was held January 28, 2016 and the Court denied in part and granted in part the Company’s Motion to Dismiss, allowing certain claims to proceed. The Court considered class certification motions on August 18, 2016, and on September 30, 2016, denied the Plaintiffs’ Motion for class certification. In December 2016, the Ninth Circuit Court of Appeals affirmed the lower court’s decision. The Company filed a Motion to Sever the Claims made by each of the Plaintiffs on March 22, 2017 following the denial of class certification by the District Court which was affirmed by the Ninth Circuit Court of Appeals. The Plaintiffs then filed a Motion for Reconsideration at the District Court with respect to the denial of class certification on April 12, 2017 based on a change in the law. That Motion was denied on June 30, 2017. The Court also granted the Company's Motion to Sever the claims on June 30, 2017, dissolving the potential class and requiring the Plaintiffs to file individual cases in their home states if they wish to proceed. The Company is unable to determine whether the Company's applicable insurance policies will provide sufficient coverage for these claims and the costs of defense of these claims. Accordingly, the Company can give no assurance that this matter will not have a material adverse effect on the Company's financial position or results of operations.

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

(c) Myla Gardner v. Scott L. Thompson, Barry A. Hytinen, Evelyn S. Dilsaver, John A. Heil, Jon L. Luther, Usman Nabi, Richard W. Neu, Robert B. Trussell, Jr. and Tempur Sealy International, Inc., filed July 10, 2017; Paul Onesti v. Scott L. Thompson, Barry A. Hytinen, Evelyn S. Dilsaver, John A. Heil, Jon L. Luther, Usman Nabi, Richard W. Neu, Robert B. Trussell, Jr. and Tempur Sealy International, Inc., filed July 21, 2017; and Joseph L. Doherty v. Scott L. Thompson, Barry A. Hytinen, Evelyn S. Dilsaver, John A. Heil, Jon L. Luther, Usman Nabi, Richard W. Neu, Robert B. Trussell, Jr. and Tempur Sealy International, Inc., filed July 20, 2017.

During July, three putative shareholder derivative suits were filed against the Company, each member of its Board of Directors and two of its officers. Each complaint alleges that the Board of Directors and officers caused the Company to make materially false and misleading statements regarding its business and financial prospects, including those with one of its retailers, Mattress Firm, which was a violation of the fiduciary duties they owed to the Company. The Company does not believe any of the suits have merit and intends to vigorously defend against the claims in each case. These cases are in the early stages of litigation. As a result, the outcome of each case is unclear and the Company is unable to reasonably estimate the possible loss or range of loss, if any. The Plaintiffs in two of the cases have agreed to Orders staying their respective actions until forty-five days after a decision is rendered on the Motion to Dismiss in the Buehring action noted above.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(d) Mattress Firm, Inc. v. Tempur-Pedic North America, LLC and Sealy Mattress Company, filed March 30, 2017.

On March 30, 2017, a suit was filed against Tempur-Pedic and Sealy Mattress (two wholly-owned subsidiaries of the Company) in the District Court of Harris County, Texas by Mattress Firm. The complaint alleges breach of contract, tortious interference and seeks a declaratory judgment with respect to the interpretation of its agreements with the Company. On April 7, 2017, the Company's subsidiaries named above filed suit against Mattress Firm, Inc. in the U.S. District Court for the Southern District of Texas, Houston Division seeking injunctive relief and damages for trademark infringement, unfair competition and trademark dilution in violation of the Lanham Act, and breach of contract and other state law violations. The complaint alleges that Mattress Firm violated the parties' transition agreements dated January 30, 2017, and consequently, federal and state law, by its use of the Company’s trademarks after April 3, 2017. On April 28, 2017, the complaint was amended to add a claim by Sealy Mattress for nonpayment by Mattress Firm for products sold and delivered. On May 23, 2017, the complaint was further amended to add allegations that Mattress Firm continued to use the Company’s trade names and trademarks on its website and in advertising in an inappropriate manner. On July 11, 2017, the Court issued a preliminary injunction prohibiting Mattress Firm from using the Company’s names and marks in such manner. The Company does not believe the claims asserted by Mattress Firm have merit and intends to vigorously defend against them. The cases are in the early stages of litigation. As a result, the outcome remains unclear and the Company is unable to reasonably estimate the possible loss or range of loss, if any. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(e) Other. The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.
(9) Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2017 and 2016 was 37.6% and 31.5%, respectively. The Company’s effective tax rate for the six months ended June 30, 2017 and 2016 was 34.0% and 31.0%, respectively. The Company’s income tax rate for the three and six months ended June 30, 2017 and 2016 differed from the U.S. federal statutory rate of 35.0% principally due to certain foreign income tax rate differentials, state and local income taxes, the production activities deduction, certain other permanent differences, changes in the Company’s uncertain tax positions, and for the three and six months ended June 30, 2017, the excess tax deficiency related to stock-based compensation.

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

The cumulative total tax assessment at June 30, 2017 for all years for which an assessment has been received (2001 - 2008) is approximately Danish Krone ("DKK") 1,592.8 million, including interest and penalties ($244.4 million, based on the DKK to USD exchange rate on June 30, 2017). The cumulative total tax assessment at December 31, 2016 for all years for which an assessment had been received up through that date (2001 - 2008) including interest and penalties was approximately DKK 1,547.3 million ($219.3 million), based on the DKK to USD exchange rate on December 31, 2016. If SKAT continues to issue assessments for each year not currently assessed, the Company expects the aggregate assessments for such years (2009 - 2016) to be in excess of the amounts described above as assessed for the years 2001 - 2008 (collectively the years 2001 through 2016 are referred to as the "Danish Tax Matter").

At June 30, 2017 and December 31, 2016 the Company had accrued Danish tax and interest for the Danish Tax Matter of approximately DKK 852 million (approximately $131.0 million using the June 30, 2017 exchange rate) and DKK 850 million (approximately $120.6 million using the December 31, 2016 exchange rate), respectively, as an uncertain income tax liability. On both June 30, 2017 and December 31, 2016 approximately DKK 835 million (approximately $128.5 million using June 30, 2017 exchange rate and $118.5 million using the December 31, 2016 exchange rate) represents the amount that the Company and SKAT preliminarily agreed to in a non-binding proposed resolution for the years 2001 through 2011. The balance at June 30, 2017 and December 31, 2016, respectively, of approximately DKK 17 million (approximately $2.5 million using the June 30, 2017 exchange

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

rate) and DKK 15 million (approximately $2.1 million using the December 31, 2016 exchange rate) may be subject to further negotiation in the future as part of an Advanced Pricing Agreement the Company may choose to pursue for years after 2011. The amount accrued is included in other non-current liabilities on the Company's Condensed Consolidated Balance Sheets. In addition, at June 30, 2017 and December 31, 2016 the Company had recorded a deferred tax asset of approximately $44.3 million and $43.5 million, respectively, for the U.S. correlative benefit related to this matter. The Company has recorded a valuation allowance with respect to this benefit of approximately $17.6 million for both periods related to years for which relief may not be realized.

The Company’s uncertain tax liability associated with the Danish Tax Matter is derived using the cumulative probability analysis with possible outcomes based on the Company's updated evaluation of the facts and circumstances regarding this matter and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards as required by GAAP, taking into account both the U.S. and Danish income tax implications of such outcomes. Both the uncertain tax liability and the deferred tax asset discussed herein reflects the Company’s best judgment of the facts, circumstances and information available through June 30, 2017.

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

From June 2012 through June 30, 2017, SKAT withheld Value Added Tax refunds otherwise owed to the Company, pending resolution of the Danish Tax Matter. Total withheld refunds at June 30, 2017 and December 31, 2016 are approximately DKK 296.7 million (approximately $45.5 at the June 30, 2017 exchange rate) and DKK 258.0 million (approximately $36.6 million at the December 31, 2016 exchange rate), respectively. In July 2016, the Company paid a deposit to SKAT in the amount of approximately DKK 615.2 (approximately $94.4 million using the exchange rate at June 30, 2017) (the “Tax Deposit”) and applied approximately DKK 224.6 million (approximately $34.5 million using the exchange rate at June 30, 2017) of its Value Added Tax refund (the “VAT Refund Applied”) to the aforementioned potential Danish income tax liability, consistent with the Company’s reserve position for the Danish Tax Matter. The deposit was made to mitigate additional interest and foreign exchange exposure. The Tax Deposit and the VAT Refund Applied are included within other non-current assets on the Condensed Consolidated Balance Sheets.

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at June 30, 2017 and December 31, 2016 would be $27.5 and $21.4 million (exclusive of interest and penalties), respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax provision. It is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, including the Danish Tax Matter, or the expiration of applicable statute of limitations; however, the Company is not able to estimate the impact of these items at this time. There were no significant changes to the liability for unrecognized tax benefits during the three months ended June 30, 2017.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(10) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per common share amounts)	2017	2016	2017	2016
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$24.5	$21.3	$58.4	$60.9

Denominator:
Denominator for basic earnings per common share-weighted average shares	53.9	60.2	53.9	61.1
Effect of dilutive securities:
Employee stock-based compensation	0.6	0.6	0.7	0.6
Denominator for diluted earnings per common share-adjusted weighted average shares	54.5	60.8	54.6	61.7

Basic earnings per common share	$0.45	$0.35	$1.08	$1.00

Diluted earnings per common share	$0.45	$0.35	$1.07	$0.99

The Company excluded 1.5 million and 0.4 million shares issuable upon exercise of outstanding stock options for the three months ended June 30, 2017 and 2016, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. The Company excluded 1.5 million and 0.4 million shares issuable upon exercise of outstanding stock options for the six months ended June 30, 2017 and 2016, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.
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

The following table summarizes total assets by segment:

(in millions)	June 30, 2017	December 31, 2016
North America	$2,689.1	$2,581.4
International	612.4	572.6
Corporate	649.9	658.7
Inter-segment eliminations	(1,240.2)	(1,110.1)
Total assets	$2,711.2	$2,702.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

     The following table summarizes property, plant and equipment, net by segment:

(in millions)	June 30, 2017	December 31, 2016
North America	$295.8	$297.4
International	54.0	54.9
Corporate	75.0	69.9
Total property, plant and equipment, net	$424.8	$422.2

The following table summarizes segment information for the three months ended June 30, 2017:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$525.4	$133.9	$—	$—	$659.3

Inter-segment sales	$1.3	$0.2	$—	$(1.5)	$—
Inter-segment royalty expense (income)	1.2	(1.2)	—	—	—
Gross profit	198.9	69.7	—	—	268.6
Operating income (loss)	55.8	26.3	(25.5)	—	56.6
Income (loss) before income taxes	54.3	24.9	(44.4)	—	34.8

Depreciation and amortization (1)	$12.9	$3.6	$9.6	$—	$26.1
Capital expenditures	5.1	2.1	5.8	—	13.0

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the three months ended June 30, 2016:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$668.2	$136.2	$—	$—	$804.4

Inter-segment sales	$1.3	$0.1	$—	$(1.4)	$—
Inter-segment royalty expense (income)	2.1	(2.1)	—	—	—
Gross profit	267.3	69.6	—	—	336.9
Operating income (loss)	103.3	23.2	(26.3)	—	100.2
Income (loss) before income taxes	100.2	21.0	(92.0)	—	29.2

Depreciation and amortization (1)	$10.9	$3.9	$8.1	$—	$22.9
Capital expenditures	5.7	2.4	3.6	—	11.7

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information for the six months ended June 30, 2017:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,107.7	$273.7	$—	$—	$1,381.4

Inter-segment sales	$2.2	$0.3	$—	$(2.5)	$—
Inter-segment royalty expense (income)	2.9	(2.9)	—	—	—
Gross profit	413.4	141.8	—	—	555.2
Operating income (loss)	107.1	52.2	(43.2)	—	116.1
Income (loss) before income taxes	113.7	48.6	(80.9)	—	81.4

Depreciation and amortization (1)	$25.2	$7.3	$9.8	$—	$42.3
Capital expenditures	13.7	3.6	8.6	—	25.9

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the six months ended June 30, 2016:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,248.2	$277.2	$—	$—	$1,525.4

Inter-segment sales	$2.5	$0.1	$—	$(2.6)	$—
Inter-segment royalty expense (income)	3.8	(3.8)	—	—	—
Gross profit	481.8	146.1	—	—	627.9
Operating income (loss)	180.6	50.5	(54.2)	—	176.9
Income (loss) before income taxes	177.2	45.4	(137.1)	—	85.5

Depreciation and amortization (1)	$21.2	$7.8	$17.6	$—	$46.6
Capital expenditures	11.3	4.7	8.3	—	24.3

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	June 30, 2017	December 31, 2016
United States	$363.8	$360.7
Canada	7.0	6.6
Other International	54.0	54.9
Total property, plant and equipment, net	$424.8	$422.2
Total International	$61.0	$61.5

The following table summarizes net sales by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
United States	$471.2	$614.1	$1,004.7	$1,151.3
Canada	54.2	54.1	103.0	96.9
Other International	133.9	136.2	273.7	277.2
Total net sales	$659.3	$804.4	$1,381.4	$1,525.4
Total International	$188.1	$190.3	$376.7	$374.1

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

The following supplemental financial information presents the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2017 and 2016, the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended June 30, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$472.4	$205.7	$(18.8)	$659.3
Cost of sales	—	290.2	119.3	(18.8)	390.7
Gross profit	—	182.2	86.4	—	268.6
Selling and marketing expenses	1.4	102.3	48.6	—	152.3
General, administrative and other expenses	4.9	45.5	18.6	—	69.0
Equity income in earnings of unconsolidated affiliates	—	—	(4.4)	—	(4.4)
Royalty income, net of royalty expense	—	(4.9)	—	—	(4.9)
Operating (loss) income	(6.3)	39.3	23.6	—	56.6

Other expense, net:
Third party interest expense, net	14.9	6.4	0.8	—	22.1
Intercompany interest (income) expense, net	(1.2)	3.0	(1.8)	—	—
Interest expense (income), net	13.7	9.4	(1.0)	—	22.1
Other expense (income), net	—	0.2	(0.5)	—	(0.3)
Total other expense (income), net	13.7	9.6	(1.5)	—	21.8

Income from equity investees	34.7	16.3	—	(51.0)	—

Income before income taxes	14.7	46.0	25.1	(51.0)	34.8
Income tax benefit (provision)	7.0	(11.3)	(8.8)	—	(13.1)
Net income before non-controlling interests	21.7	34.7	16.3	(51.0)	21.7
Less: Net loss attributable to non-controlling interests	(2.8)	—	(2.8)	2.8	(2.8)
Net income attributable to Tempur Sealy International, Inc.	$24.5	$34.7	$19.1	$(53.8)	$24.5

Comprehensive income attributable to Tempur Sealy International, Inc.	$33.7	$34.5	$28.5	$(63.0)	$33.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended June 30, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$628.3	$190.8	$(14.7)	$804.4
Cost of sales	—	376.9	105.3	(14.7)	467.5
Gross profit	—	251.4	85.5	—	336.9
Selling and marketing expenses	0.9	126.1	45.8	—	172.8
General, administrative and other expenses	4.0	51.0	16.9	—	71.9
Equity income in earnings of unconsolidated affiliates	—	—	(3.4)	—	(3.4)
Royalty (income) expense, net	—	(4.7)	0.1	—	(4.6)
Operating (loss) income	(4.9)	79.0	26.1	—	100.2

Other expense, net:
Third party interest expense, net	16.1	6.1	0.9	—	23.1
Intercompany interest (income) expense, net	(1.1)	0.1	1.0	—	—
Interest expense, net	15.0	6.2	1.9	—	23.1
Loss on extinguishment of debt	34.3	12.9	—	—	47.2
Other expense, net	—	0.2	0.5	—	0.7
Total other expense, net	49.3	19.3	2.4	—	71.0

Income from equity investees	55.2	19.2	—	(74.4)	—

Income before income taxes	1.0	78.9	23.7	(74.4)	29.2
Income tax benefit (provision)	19.0	(23.7)	(4.5)	—	(9.2)
Net income before non-controlling interests	20.0	55.2	19.2	(74.4)	20.0
Less: Net loss attributable to non-controlling interests	(1.3)	(1.3)	—	1.3	(1.3)
Net income attributable to Tempur Sealy International, Inc.	$21.3	$56.5	$19.2	$(75.7)	$21.3

Comprehensive income attributable to Tempur Sealy International, Inc.	$18.0	$57.0	$15.4	$(72.4)	$18.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$1,002.2	$418.4	$(39.2)		$1,381.4
Cost of sales	—	620.5	244.9	(39.2)		826.2
Gross profit	—	381.7	173.5	—		555.2
Selling and marketing expenses	2.8	207.2	96.0	—		306.0
General, administrative and other expenses	8.9	89.8	36.8	—		135.5
Customer termination charges, net	(8.4)	21.8	1.0			14.4
Equity income in earnings of unconsolidated affiliates	—	—	(7.1)	—		(7.1)
Royalty income, net of royalty expense	—	(9.7)	—	—		(9.7)
Operating (loss) income	(3.3)	72.6	46.8	—		116.1

Other expense, net:
Third party interest expense, net	29.7	12.9	1.6	—		44.2
Intercompany interest (income) expense, net	(2.4)	2.8	(0.4)	—		—
Interest expense, net	27.3	15.7	1.2	—		44.2
Other income, net	—	(9.2)	(0.3)	—	—	(9.5)
Total other expense, net	27.3	6.5	0.9	—		34.7

Income from equity investees	75.3	31.9	—	(107.2)		—

Income before income taxes	44.7	98.0	45.9	(107.2)		81.4
Income tax benefit (provision)	9.0	(22.7)	(14.0)	—		(27.7)
Net income before non-controlling interests	53.7	75.3	31.9	(107.2)		53.7
Less: Net loss attributable to non-controlling interests	(4.7)	—	(4.7)	4.7		(4.7)
Net income attributable to Tempur Sealy International, Inc.	$58.4	$75.3	$36.6	$(111.9)		$58.4

Comprehensive income attributable to Tempur Sealy International, Inc.	$75.9	$70.6	$58.8	$(129.4)		$75.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,179.0	$374.8	$(28.4)	$1,525.4
Cost of sales	—	725.2	200.7	(28.4)	897.5
Gross profit	—	453.8	174.1	—	627.9
Selling and marketing expenses	2.7	228.3	91.9	—	322.9
General, administrative and other expenses	8.8	102.0	32.8	—	143.6
Equity income in earnings of unconsolidated affiliates	—	—	(6.2)	—	(6.2)
Royalty (income) expense, net	—	(9.5)	0.2	—	(9.3)
Operating (loss) income	(11.5)	133.0	55.4	—	176.9

Other expense, net:
Third party interest expense, net	36.2	6.9	1.4	—	44.5
Intercompany interest (income) expense, net	(2.2)	—	2.2	—	—
Interest expense, net	34.0	6.9	3.6	—	44.5
Loss on extinguishment of debt	34.3	12.9	—	—	47.2
Other (income) expense, net	—	(1.4)	1.1	—	(0.3)
Total other expense, net	68.3	18.4	4.7	—	91.4

Income from equity investees	111.7	41.2	—	(152.9)	—

Income before income taxes	31.9	155.8	50.7	(152.9)	85.5
Income tax benefit (provision)	27.1	(44.1)	(9.5)	—	(26.5)
Net income before non-controlling interests	59.0	111.7	41.2	(152.9)	59.0
Less: Net loss attributable to non-controlling interests	(1.9)	(1.9)	—	1.9	(1.9)
Net income attributable to Tempur Sealy International, Inc.	$60.9	$113.6	$41.2	$(154.8)	$60.9

Comprehensive income attributable to Tempur Sealy International, Inc.	$71.8	$114.2	$51.4	$(165.6)	$71.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
June 30, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.2	$6.5	$31.8	$—	$38.5
Accounts receivable, net	—	41.5	314.7	—	356.2
Inventories, net	—	107.8	86.7	—	194.5
Income taxes receivable	247.5	—	—	(247.5)	—
Prepaid expenses and other current assets	0.5	37.4	20.5	—	58.4
Total Current Assets	248.2	193.2	453.7	(247.5)	647.6
Property, plant and equipment, net	—	350.0	74.8	—	424.8
Goodwill	—	500.2	227.4	—	727.6
Other intangible assets, net	—	583.3	89.6	—	672.9
Deferred income taxes	16.4	—	25.5	(16.4)	25.5
Other non-current assets	—	47.2	165.6	—	212.8
Net investment in subsidiaries	2,328.6	110.5	—	(2,439.1)	—
Due from affiliates	102.6	2,043.3	11.9	(2,157.8)	—
Total Assets	$2,695.8	$3,827.7	$1,048.5	$(4,860.8)	$2,711.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$166.4	$65.4	$—	$231.8
Accrued expenses and other current liabilities	6.9	153.0	67.6	—	227.5
Income taxes payable	—	245.0	12.4	(247.5)	9.9
Current portion of long-term debt	—	35.2	33.2	—	68.4
Total Current Liabilities	6.9	599.6	178.6	(247.5)	537.6
Long-term debt, net	1,041.1	691.4	60.7	—	1,793.2
Deferred income taxes	—	161.7	18.0	(16.4)	163.3
Other non-current liabilities	—	45.9	144.1	—	190.0
Due to affiliates	1,620.7	0.5	536.6	(2,157.8)	—
Total Liabilities	2,668.7	1,499.1	938.0	(2,421.7)	2,684.1

Redeemable non-controlling interest	5.3	—	5.3	(5.3)	5.3

Total Stockholders' Equity	21.8	2,328.6	105.2	(2,433.8)	21.8
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,695.8	$3,827.7	$1,048.5	$(4,860.8)	$2,711.2

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(27.9)	$226.9	$(123.8)	$—	$75.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(20.8)	(5.1)	—	(25.9)
Contributions (paid to) received from subsidiaries and affiliates	—	(107.0)	107.0	—	—
Other	—	0.8	0.1	—	0.9
Net cash (used in) provided by investing activities	—	(127.0)	102.0	—	(25.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	453.7	265.2	—	718.9
Repayments of borrowings under long-term debt obligations	—	(538.6)	(207.3)	—	(745.9)
Net activity in investment in and advances from (to) subsidiaries and affiliates	70.3	(16.6)	(53.7)	—	—
Proceeds from exercise of stock options	1.9	—	—	—	1.9
Treasury stock repurchased	(44.1)	—	—	—	(44.1)
Payment of deferred financing costs	—	—	(0.4)	—	(0.4)
Other	—	0.2	(2.9)	—	(2.7)
Net cash provided by (used in) financing activities	28.1	(101.3)	0.9	—	(72.3)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(5.1)	—	(5.1)
Increase (decrease) in cash and cash equivalents	0.2	(1.4)	(26.0)	—	(27.2)
CASH AND CASH EQUIVALENTS, beginning of period	—	7.9	57.8	—	65.7
CASH AND CASH EQUIVALENTS, end of period	$0.2	$6.5	$31.8	$—	$38.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(29.9)	$32.3	$49.5	$—	$51.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(19.4)	(4.9)	—	(24.3)
Contributions (paid to) received from subsidiaries and affiliates	—	(40.1)	40.1	—	—
Net cash (used in) provided by investing activities	—	(59.5)	35.2	—	(24.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	600.0	830.1	5.2	—	1,435.3
Repayments of borrowings under long-term debt obligations	(375.0)	(839.6)	(15.8)	—	(1,230.4)
Net activity in investment in and advances from (to) subsidiaries and affiliates	45.7	(17.1)	(28.6)	—	—
Proceeds from exercise of stock options	6.0	—	—	—	6.0
Excess tax benefit from stock-based compensation	3.0	—	—	—	3.0
Treasury stock repurchased	(217.3)	—	—	—	(217.3)
Payment of deferred financing costs	(2.9)	(3.3)	—	—	(6.2)
Fees paid to lenders	(6.0)	(1.8)	—	—	(7.8)
Call premium on 2020 Senior Notes	(23.6)	—	—	—	(23.6)
Other	—	(1.0)	1.4	—	0.4
Net cash provided by (used in) financing activities	29.9	(32.7)	(37.8)	—	(40.6)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3.0)	—	(3.0)
(Decrease) increase in cash and cash equivalents	—	(59.9)	43.9	—	(16.0)
CASH AND CASH EQUIVALENTS, beginning of period	—	119.7	34.2	—	153.9
CASH AND CASH EQUIVALENTS, end of period	$—	$59.8	$78.1	$—	$137.9

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and six months ended June 30, 2017, including the following topics:

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

Factors That Could Impact Results of Operations

The factors outlined below could impact our future results of operations. For more extensive discussion of these and other risk factors that could impact our future results of operations, please refer to "Risk Factors," under ITEM 1A of Part I and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Results of Operations" included in ITEM 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Termination of Mattress Firm Relationship

Mattress Firm, Inc. ("Mattress Firm") was a customer within the North America segment and was our largest customer in 2016. Mattress Firm represented 6.9% and 22.4% of our sales in the first half of 2017 and 2016, respectively. Our net sales to Mattress Firm declined 72.0% in the first half of 2017 as compared to the first half of 2016. Excluding net sales to Mattress Firm, our net sales increased 8.6% in the first half of 2017 as compared to 2016.

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

In the second quarter of 2017, the wind down of our relationship with Mattress Firm disrupted the retail mattress market as Mattress Firm closed out its inventory of Tempur and Sealy products. We expect that the loss of Mattress Firm as a customer will cause a decrease in our market share in the United States in 2017 and will cause our net sales in 2017 to decline from our net sales in 2016, and as a result we expect to be less profitable in 2017 as compared to 2016. In order to address this issue and recapture market share and lost sales, we are working with our existing retailers to expand their offerings of our products and expand our distribution with new retailers and other distribution channels. Our ability to improve our net sales performance in 2017 as compared to current expectations will be driven primarily by how quickly we can recapture market share and net sales.

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

For further discussion of the risks associated with large customers, refer to "Risk Factors," under ITEM 1A of Part I and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Results of Operations" included in ITEM 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

Financial Leverage and Liquidity

As of June 30, 2017, we had $1,873.8 million of total debt outstanding, and our adjusted earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, was $499.8 million for the twelve months ended June 30, 2017. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available. As of June 30, 2017, our ratio of consolidated funded debt less qualified cash to adjusted EBITDA calculated in accordance with our 2016 Credit Agreement was 3.74 times, within the covenant in our debt agreements which limits this ratio to 5.00 times for the trailing twelve months ended June 30, 2017. For more information on this non-GAAP measure and compliance with our 2016 Credit Agreement, please refer to “Non-GAAP Financial Information” below.

Results of Operations

A summary of our results for the three months ended June 30, 2017 include:

•
Total net sales decreased 18.0% to $659.3 million from $804.4 million in the second quarter of 2016. On a constant currency basis, which is a non-GAAP financial measure, total net sales decreased 17.2%, with a decrease of 21.0% in the North America business segment and an increase of 1.6% in the International business segment.

•	Gross margin was 40.7% as compared to 41.9% in the second quarter of 2016.

•	Operating income decreased 43.5% to $56.6 million as compared to $100.2 million in the second quarter of 2016.

•
Net income increased 15.0% to $24.5 million as compared to $21.3 million in the second quarter of 2016. Net income decreased 56.0% to $24.5 million as compared to adjusted net income, which is a non-GAAP financial measure, of $55.7 million in the second quarter of 2016. We had no adjustments to net income in the second quarter of 2017. We incurred a $47.2 million loss on extinguishment of debt in the second quarter of 2016 in connection with financing activities in the second quarter of 2016.

•
EBITDA, which is a non-GAAP financial measure, decreased 30.6% to $85.8 million as compared to $123.7 million for the second quarter of 2016. EBITDA decreased 31.2% as compared to adjusted EBITDA, which is a non-GAAP financial measure, of $124.7 million in the second quarter of 2016. We had no adjustments to EBITDA in the second quarter of 2017.

•
Earnings per diluted share ("EPS") increased 28.6% to $0.45 as compared to $0.35 in the second quarter of 2016. EPS decreased 51.1% to $0.45 as compared to adjusted EPS, which is a non-GAAP financial measure, of $0.92 in the second quarter of 2016.

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

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended June 30,
(in millions, except percentages and per share amounts)	2017		2016
Net sales	$659.3	100.0%	$804.4	100.0%
Cost of sales	390.7	59.3	467.5	58.1
Gross profit	268.6	40.7	336.9	41.9
Selling and marketing expenses	152.3	23.1	172.8	21.5
General, administrative and other expenses	69.0	10.5	71.9	8.9
Equity income in earnings of unconsolidated affiliates	(4.4)	(0.7)	(3.4)	(0.4)
Royalty income, net of royalty expense	(4.9)	(0.8)	(4.6)	(0.6)
Operating income	56.6	8.6	100.2	12.5

Other expense, net:
Interest expense, net	22.1	3.3	23.1	2.9
Loss on extinguishment of debt	—	—	47.2	5.9
Other (income) expense, net	(0.3)	—	0.7	—
Total other expense, net	21.8	3.3	71.0	8.8

Income before income taxes	34.8	5.3	29.2	3.6
Income tax provision	(13.1)	(2.0)	(9.2)	(1.1)
Net income before non-controlling interests	21.7	3.3	20.0	2.5
Less: Net loss attributable to non-controlling interests	(2.8)	(0.4)	(1.3)	(0.1)
Net income attributable to Tempur Sealy International, Inc.	$24.5	3.7%	$21.3	2.6%

Earnings per common share:
Basic	$0.45		$0.35
Diluted	$0.45		$0.35

Weighted average common shares outstanding:
Basic	53.9		60.2
Diluted	54.5		60.8

NET SALES

	Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale channel	$604.4	$766.0	$496.0	$655.8	$108.4	$110.2
Direct channel	54.9	38.4	29.4	12.4	25.5	26.0
Total net sales	$659.3	$804.4	$525.4	$668.2	$133.9	$136.2

Net sales decreased 18.0%, and on a constant currency basis decreased 17.2%. The decrease in net sales was driven by:

•
North America net sales decreased $142.8 million, or 21.4%. Net sales to Mattress Firm were $1.2 million prior to the termination of our contract at the beginning of the quarter, which resulted in a net sales decrease of $190.2 million in the second quarter of 2017 as compared to the same period in 2016. Excluding Mattress Firm, North America net sales increased $47.5 million, or 10%, driven by growth across all of our brands. Net sales in the Wholesale channel decreased $159.8 million, or 24.4%, driven primarily by the termination of our contract with Mattress Firm. Excluding sales to Mattress Firm, Wholesale net sales increased 6.5%. Net sales in our Direct channel increased $17.0 million, or 137.1%, driven primarily by growth in e-commerce. Canada net sales increased 4.6% on a constant currency basis.

•
International net sales decreased 1.7%. On a constant currency basis, International net sales increased 1.6%, driven primarily by growth in Asia-Pacific and Latin America, which was offset by weakness in certain European markets. Net sales in the Wholesale channel increased 1.5% on a constant currency basis. Net sales in the Direct channel increased 1.9% on a constant currency basis.

GROSS PROFIT

	Three Months Ended June 30,
	2017		2016
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$198.9	37.9%	$267.3	40.0%	(2.1)%
International	69.7	52.1%	69.6	51.1%	1.0%
Consolidated gross margin	$268.6	40.7%	$336.9	41.9%	(1.2)%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Gross margin decreased 120 basis points. The principal factors impacting gross margin for each segment are discussed below.

•
North America gross margin decreased 210 basis points. The decrease was driven primarily by the termination of the Mattress Firm relationship, which resulted in fixed cost deleverage of 300 basis points on lower net sales and unfavorable brand mix of 150 basis points. The loss of net sales had a disproportionate impact on higher gross margin Tempur products. This was offset by 150 basis points of operational improvements. In addition, channel mix and floor model discounts were also favorable.

•	International gross margin increased 100 basis points. The increase was driven primarily by mix, partially offset by product launch expenses.

OPERATING EXPENSES

	Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$70.8	$93.8	$62.2	$86.0	$8.6	$7.8	$—	$—
Other selling and marketing expenses	81.5	79.0	50.3	47.4	29.8	30.7	1.4	0.9
General, administrative and other expenses	69.0	71.9	32.7	32.5	12.2	14.0	24.1	25.4
Total operating expenses	$221.3	$244.7	$145.2	$165.9	$50.6	$52.5	$25.5	$26.3

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

Operating expenses decreased $23.4 million or 9.6%, and increased 320 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses decreased $20.7 million or 12.5% and increased 280 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreased participation in our wholesale cooperative advertising programs. This decrease was offset by increased investments in our brand advertising campaign.

•
International operating expenses decreased $1.9 million or 3.6% and decreased 70 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by improved operating expense leverage, which was offset by increased investments in our advertising.

•	Corporate operating expenses decreased $0.8 million, or 3.0%.

OPERATING INCOME

	Three Months Ended June 30,
	2017		2016
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$55.8	10.6%	$103.3	15.5%	(4.9)%
International	26.3	19.6%	23.2	17.0%	2.6%
	82.1		126.5
Corporate expenses	(25.5)		(26.3)
Total operating income	$56.6	8.6%	$100.2	12.5%	(3.9)%

Operating income decreased $43.6 million and operating margin decreased 390 basis points. The primary drivers of changes in operating income by segment are explained below.

•
North America operating income decreased $47.5 million and operating margin decreased 490 basis points. The decline in operating margin was primarily driven by the termination of our contract with Mattress Firm at the beginning of the second quarter, which resulted in gross margin decline and unfavorable operating expense leverage. We also increased investments in our brand advertising campaign.

•
International operating income increased $3.1 million and operating margin increased 260 basis points. The increase in operating margin was primarily driven by the improvement in gross margin, improved operating expense leverage and improved performance in our Asia joint venture operations, which was offset by increased investments in our direct advertising.

•	Corporate operating expenses decreased $0.8 million.

INTEREST EXPENSE, NET

	Three Months Ended June 30,
(in millions, except percentages)	2017	2016	% Change
Interest expense, net	$22.1	$23.1	(4.3)%

Interest expense, net, decreased $1.0 million or 4.3%. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

LOSS ON EXTINGUISHMENT OF DEBT

In the second quarter of 2016, we issued our 2026 Senior Notes and completed our 2016 Credit Agreement. The net proceeds of the 2026 Senior Notes offering were used in part to redeem the 2020 Senior Notes. The net proceeds from the 2016 Credit Agreement were used to repay in full the 2012 Credit Agreement and to pay certain transaction fees and expenses incurred in connection with the 2016 Credit Agreement. In association with these transactions, we recorded a $47.2 million loss on extinguishment of debt. The $47.2 million loss includes a $23.6 million premium on the prepayment of our 2020 Senior Notes, $11.0 million and $4.8 million of deferred financing costs ("DFC") write-offs for the 2012 Credit Agreement and 2020 Senior Notes, respectively, and $1.9 million and $5.9 million of lender expenses for the 2016 Credit Agreement and 2026 Senior Notes, respectively. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

INCOME TAX PROVISION

	Three Months Ended June 30,
(in millions, except percentages)	2017	2016	% Change
Income tax provision	$13.1	$9.2	42.4%
Effective tax rate	37.6%	31.5%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $3.9 million. Our effective tax rate increased 610 basis points due to the net impact of discrete items for the three months ended June 30, 2017, which primarily related to the resolution of a tax matter in Latin America and the repatriation of cash from our Canadian subsidiary. There was no material net impact as the result of discrete items that impacted the effective tax rate in the period ending June 30, 2016.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Six Months Ended June 30,
(in millions, except per share amounts)	2017		2016
Net sales	$1,381.4	100.0%	$1,525.4	100.0%
Cost of sales	826.2	59.8	897.5	58.8
Gross profit	555.2	40.2	627.9	41.2
Selling and marketing expenses	306.0	22.2	322.9	21.2
General, administrative and other expenses	135.5	9.8	143.6	9.4
Customer termination charges, net	14.4	1.0	—	—
Equity income in earnings of unconsolidated affiliates	(7.1)	(0.5)	(6.2)	(0.4)
Royalty income, net of royalty expense	(9.7)	(0.7)	(9.3)	(0.6)
Operating income	116.1	8.4	176.9	11.6

Other expense, net:
Interest expense, net	44.2	3.2	44.5	2.9
Loss on extinguishment of debt	—	—	47.2	3.1
Other income, net	(9.5)	(0.7)	(0.3)	—
Total other expense, net	34.7	2.5	91.4	6.0

Income before income taxes	81.4	5.9	85.5	5.6
Income tax provision	(27.7)	(2.0)	(26.5)	(1.7)
Net income before non-controlling interests	53.7	3.9	59.0	3.9
Less: Net loss attributable to non-controlling interests	(4.7)	(0.3)	(1.9)	(0.1)
Net income attributable to Tempur Sealy International, Inc.	$58.4	4.2%	$60.9	4.0%

Earnings per common share:
Basic	$1.08		$1.00
Diluted	$1.07		$0.99

Weighted average common shares outstanding:
Basic	53.9		61.1
Diluted	54.6		61.7

NET SALES

	Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale channel	$1,276.7	$1,451.1	$1,054.2	$1,225.3	$222.5	$225.8
Direct channel	104.7	74.3	53.5	22.9	51.2	51.4
Total net sales	$1,381.4	$1,525.4	$1,107.7	$1,248.2	$273.7	$277.2

Net sales decreased $144.0 million, or 9.4%, and on a constant currency basis decreased 8.7%. The decrease in net sales was driven by:

•
North America net sales decreased $140.5 million, or 11.3%. Net sales to Mattress Firm were $95.7 million prior to the termination of our contract at the beginning of the second quarter, which resulted in a net sales decrease of $245.7 million in the first half of 2017 as compared to the same period in 2016. Excluding Mattress Firm, North America net sales increased $105.2 million, or 11.6%, driven by growth across all of our brands. Net sales in the Wholesale channel decreased $171.1 million, or 14.0%, driven primarily by the termination of our contract with Mattress Firm. Excluding sales to Mattress Firm, Wholesale net sales increased 8.4%. Net sales in our Direct channel increased $30.6 million, or 133.6%, driven primarily by growth in e-commerce. Canada net sales increased 7.1% on a constant currency basis.

•
International net sales decreased 1.3%. On a constant currency basis, International net sales increased 2.4%, driven primarily by growth in Asia-Pacific and Latin America, which was offset by weakness in certain European markets. Net sales in the Wholesale channel increased 2.3% on a constant currency basis. Net sales in the Direct channel increased 2.7% on a constant currency basis.

GROSS PROFIT

	Six Months Ended June 30,
	2017		2016
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$413.4	37.3%	$481.8	38.6%	(1.3)%
International	141.8	51.8%	146.1	52.7%	(0.9)%
Consolidated gross margin	$555.2	40.2%	$627.9	41.2%	(1.0)%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Gross margin decreased 100 basis points. The principal factors impacting gross margin for each segment are discussed below.

•
North America gross margin decreased 130 basis points. The decrease was driven primarily by the termination of the Mattress Firm relationship, which resulted in unfavorable brand mix of 130 basis points and fixed cost deleverage of 110 basis points. In the first quarter of 2017, we also recorded charges associated with the Mattress Firm termination for an unfavorable impact of 100 basis points. These charges included a $5.4 million write-off of customer-unique inventory and $6.1 million of increased product obligations. These were offset by 100 basis points of favorable channel mix. In addition, operational improvements and floor model discounts were also favorable.

•	International gross margin decreased 90 basis points. The decrease was driven primarily by product launch expenses.

OPERATING EXPENSES

	Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$144.0	$170.8	$127.0	$152.1	$17.0	$18.7	$—	$—
Other selling and marketing expenses	162.0	152.1	99.0	88.5	60.2	60.9	2.8	2.7
General, administrative and other expenses	135.5	143.6	63.5	64.3	24.3	27.6	47.7	51.7
Customer termination charges, net	14.4	—	20.9	—	0.8	—	(7.3)	—
Total operating expenses	$455.9	$466.5	$310.4	$304.9	$102.3	$107.2	$43.2	$54.4

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

Operating expenses decreased $10.6 million or 2.3% and increased 240 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses increased $5.5 million and increased 360 basis points as a percentage of net sales. In the first quarter of 2017, we recorded $20.9 million of charges related to the Mattress Firm termination, which included the $17.2 million write-off of the March 31, 2017 value of customer incentives and marketing assets and $3.7 million of employee-related and professional fees. Additionally, we increased investments in our brand advertising campaign, which were offset by decreased participation in our wholesale cooperative advertising programs.

•
International operating expenses decreased $4.9 million and decreased 130 basis points as a percentage of net sales. The decrease in operating expenses was driven by improved operating expense leverage and lower advertising expenses. Additionally, we recorded $0.8 million of charges for certain employee-related expenses in the first quarter of 2017.

•
Corporate operating expenses decreased $11.2 million, or 20.6%. The decrease in operating expenses was primarily driven by a $9.3 million benefit recorded in the first quarter of 2017 for the change in estimate associate with performance-based stock compensation that is no longer probable of payout following the Mattress Firm termination, offset by $0.9 million of accelerated stock-based compensation and $1.1 million of other employee-related expenses and professional fees. Additionally, we incurred $3.0 million of executive management transition expenses in the first quarter of 2016.

Research and development expenses for the six months ended June 30, 2017 were $11.5 million compared to $13.1 million for the six months ended June 30, 2016, a decrease of $1.6 million, or 12.2%.

OPERATING INCOME

	Six Months Ended June 30,
	2017		2016
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$107.1	9.7%	$180.6	14.5%	(4.8)%
International	52.2	19.1%	50.5	18.2%	0.9%
	159.3		231.1
Corporate expenses	(43.2)		(54.2)
Total operating income	$116.1	8.4%	$176.9	11.6%	(3.2)%

Operating income decreased $60.8 million and operating margin decreased 320 basis points. The decrease was driven by:

•
North America operating income decreased $73.5 million and operating margin declined 480 basis points. The decline in operating margin was primarily driven by the termination of our contract with Mattress Firm at the beginning of the second quarter, which resulted in gross margin decline and unfavorable operating expense leverage. The decline in operating margin was also driven by charges of $32.4 million recorded in the first quarter of 2017 associated with the Mattress Firm termination. Cost of sales included $11.5 million of charges related to the write-off of customer-unique inventory and increased product obligations. Operating expenses included $20.9 million of charges related to the write-off of customer incentives and marketing assets, as well as employee-related expenses.

•
International operating income increased $1.7 million and operating margin improved 90 basis points. The increase in operating margin was primarily driven by improved operating expense leverage and improved performance in our Asia joint venture operations.

•
Corporate operating expenses decreased $11.0 million, which improved our consolidated operating margin by 80 basis points. In the first quarter of 2017, we recorded $8.4 million of net stock-based compensation benefit.

INTEREST EXPENSE, NET

	Six Months Ended June 30,
(in millions, except percentages)	2017	2016	% Change
Interest expense, net	$44.2	$44.5	(0.7)%

Interest expense, net, decreased $0.3 million or 0.7%. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

LOSS ON EXTINGUISHMENT OF DEBT

In the second quarter of 2016, we issued our 2026 Senior Notes and completed our 2016 Credit Agreement. The net proceeds of the 2026 Senior Notes offering were used in part to redeem the 2020 Senior Notes. The net proceeds from the 2016 Credit Agreement were used to repay in full the 2012 Credit Agreement and to pay certain transaction fees and expenses incurred in connection with the 2016 Credit Agreement. In association with these transactions, we recorded a $47.2 million loss on extinguishment of debt. The $47.2 million loss includes a $23.6 million premium on the prepayment of our 2020 Senior Notes, $11.0 million and $4.8 million of DFC write-offs for the 2012 Credit Agreement and 2020 Senior Notes, respectively, and $1.9 million and $5.9 million of lender expenses for the 2016 Credit Agreement and 2026 Senior Notes, respectively. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

OTHER INCOME, NET

Other income included $9.3 million of payments received pursuant to the transition agreements with Mattress Firm, which were entered into during the first quarter of 2017. In the fourth quarter of 2016, we spent approximately $13 million to support Mattress Firm with store transitions and product launches. The $9.3 million of payments received from Mattress Firm in the first quarter of 2017 were intended to partially reimburse that prior investment.

INCOME TAX PROVISION

	Six Months Ended June 30,
(in millions, except percentages)	2017	2016	% Change
Income tax provision	$27.7	$26.5	4.5%
Effective tax rate	34.0%	31.0%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $1.2 million. Our effective tax rate increased 300 basis points as the result of the net impact of discrete items for the six months ended June 30, 2017, which primarily related to the resolution of a tax matter in Latin America and the repatriation of cash from our Canadian subsidiary. There was no material net impact as the result of discrete items that impacted the effective tax rate in the period ending June 30, 2016.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, share repurchases, capital expenditures and working capital needs. As of June 30, 2017, we had working capital of $110.0 million, including cash and cash equivalents of $38.5 million, as compared to working capital of $126.0 million including $65.7 million in cash and cash equivalents as of December 31, 2016.

The decrease in working capital was primarily driven by decreases in cash and cash equivalents and prepaid expenses and other current assets, as well as increases in accounts payable and income taxes payable. These were offset by a decrease in accrued expenses and other current liabilities and an increase in accounts receivable. The decrease in cash and cash equivalents was primarily due to payments of principal and interest on our debt facilities, our share repurchase program and operating capital needs. Prepaid expenses and other current assets decreases were driven primarily by decreases in marketing assets as a result of the Mattress Firm termination. Accounts payable changes are driven primarily by the timing of payments to vendors. Income taxes payable changes are driven primarily by the timing of estimated income tax payments. Accrued expenses and other current liabilities decreases are driven primarily by the funding of employee compensation and customer incentive programs based on 2016 results. Accounts receivable changes are driven primarily by net sales, in addition to timing of customer collections.

The table below presents net cash provided by (used in) operating, investing and financing activities for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$75.2	$51.9
Investing activities	(25.0)	(24.3)
Financing activities	(72.3)	(40.6)

Cash provided by operating activities increased $23.3 million in the six months ended June 30, 2017 as compared to the same period in 2016. The increase in cash provided by operating activities was primarily driven by changes in accounts receivable, inventories and accounts payable, which were offset by accrued expenses and other current liabilities. Additionally, we recorded a loss on extinguishment of debt of $47.2 million associated with financing activities in 2016. Cash provided by operating activities includes $9.3 million for payments received pursuant to the transition agreements with Mattress Firm, or $6.4 million net of tax.

Cash used in investing activities increased $0.7 million in the six months ended June 30, 2017 as compared to the same period in 2016.

Cash used in financing activities increased $31.7 million in the six months ended June 30, 2017 as compared to the same period in 2016. In the first half of 2017, we made net repayments of $27.0 million on our credit facilities, as compared to net borrowings of $204.9 million in the first half of 2016. This decrease was primarily offset by a decrease in share repurchases of $173.2 million in the first half of 2017 as compared to the same period in 2016. Additionally, we incurred other costs associated with the financing activities in the first half of 2016.

Capital Expenditures

Capital expenditures totaled $25.9 million and $24.3 million for the six months ended June 30, 2017 and 2016, respectively. We currently expect our 2017 capital expenditures to be approximately $60 to $70 million, which relate to continued strategic investments that we believe will support our future plans.

Debt Service

On April 12, 2017, we entered into a securitization transaction with respect to certain accounts receivable. In connection with this transaction, we entered into a credit agreement that provides for revolving loans to be made from time to time in a maximum amount that varies over the course of the year based on seasonality subject to an overall limit of $120.0 million. The revolving loans bear interest at a floating rate equal to a one month LIBOR index plus 80 basis points.

Our obligations under the securitization transaction are secured by the accounts receivable and certain related rights and contain customary events of default. We continue to own the accounts receivable, which continue to be reflected as assets on our Condensed Consolidated Balance Sheets. Borrowings under this facility are classified as long-term debt within the Condensed Consolidated Balance Sheets. This credit agreement matures on April 12, 2019. As of June 30, 2017, the amount outstanding under this facility was $60.1 million.

Our total debt decreased to $1,873.8 million as of June 30, 2017 from $1,901.0 million as of December 31, 2016. After giving effect to letters of credit outstanding of $21.9 million under the 2016 Credit Agreement, total availability under the revolver was $391.1 million as of June 30, 2017. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for further discussion of our debt and applicable interest rates.

As of June 30, 2017, our ratio of consolidated funded debt less qualified cash to adjusted EBITDA in accordance with our 2016 Credit Agreement was 3.74 times, within the terms of the consolidated total net leverage ratio covenant set forth in the 2016 Credit Agreement, which limits this ratio to 5.00 times. As of June 30, 2017, we were in compliance with all of the financial covenants in our debt agreements.

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

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted gross profit, adjusted gross margin, adjusted operating income (expense), adjusted operating margin, EBITDA, adjusted EBITDA, free cash flow, consolidated funded debt and consolidated funded debt less qualified cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income and earnings per share as a measure of operating performance or total debt. We believe these non-GAAP measures provide investors with performance measures that better reflect our underlying operations and trends, including trends in changes in margin and operating expenses, providing a perspective not immediately apparent from net income and operating income. The adjustments management makes to derive the non-GAAP measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP measure, but which management does not consider to be the fundamental attributes or primary drivers of our business, including costs associated with our 2013 acquisition of Sealy Corporation and its subsidiaries ("Sealy Acquisition"), the exclusion of other costs associated with the 2015 Annual Meeting (including executive management transition and retention compensation), legal settlements, costs associated with the completion of the 2016 Credit Agreement and senior notes offering in the second quarter of 2016, the exclusion of charges associated with the Mattress Firm termination in the first quarter of 2017 and other costs.

We believe that exclusion of these items assists in providing a more complete understanding of our underlying results from continuing operations and trends, and management uses these measures along with the corresponding GAAP financial measures to manage our business, to evaluate our consolidated and business segment performance compared to prior periods and the marketplace, to establish operational goals and to provide continuity to investors for comparability purposes. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with U.S. GAAP and these non-GAAP measures should be considered supplemental in nature and should not be construed as more significant than comparable measures defined by U.S. GAAP. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. For more information about these non-GAAP measures and a reconciliation to the nearest GAAP measure, please refer to the reconciliations on the following pages.

Second Quarter 2017 Key Highlights

(in millions, except percentages and per common share amounts)	Three Months Ended		% Change	% Change Constant Currency (1)
	June 30, 2017	June 30, 2016
Net sales	$659.3	$804.4	(18.0)%	(17.2)%
Net income	24.5	21.3	15.0%	20.2%
EPS	0.45	0.35	28.6%	34.3%
Adjusted EPS (1)	0.45	0.92	(51.1)%	(48.9)%
EBITDA (1)	85.8	123.7	(30.6)%	(29.2)%

(1)	Non-GAAP financial measure. Please refer to the reconciliations in the following tables.

Adjusted Net Income and Adjusted EPS

A reconciliation of GAAP net income to adjusted net income and a calculation of adjusted EPS is provided below. Management believes that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes at the end of the following table.

The following table sets forth the reconciliation of our GAAP net income to adjusted net income and a calculation of adjusted EPS for the three months ended June 30, 2017 and 2016:

	Three Months Ended
(in millions, except per share amounts)	June 30, 2017	June 30, 2016
GAAP net income	$24.5	$21.3
Loss on extinguishment of debt (1)	—	47.2
Interest expense (2)	—	2.1
Integration costs (3)	—	1.0
Tax adjustments (4)	—	(15.9)
Adjusted net income	$24.5	$55.7

Adjusted earnings per common share, diluted	$0.45	$0.92

Diluted shares outstanding	54.5	60.8

(1)	Loss on extinguishment of debt represents costs associated with the completion of a credit facility and senior notes offering in the second quarter of 2016.
(2)	Interest expense represents incremental interest incurred in connection with the completion of a senior notes offering in the second quarter of 2016.
(3)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy Acquisition.

(4)	Adjusted income tax provision represents adjustments associated with the aforementioned items and other discrete income tax events.

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

The following table sets forth our reported GAAP gross profit and operating income (expense) for the three months ended June 30, 2017.We had no adjustments to GAAP gross profit and operating income (expense) for the three months ended June 30, 2017:

	Three Months Ended June 30, 2017
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$659.3		$525.4		$133.9		$—

Gross profit	$268.6	40.7%	$198.9	37.9%	$69.7	52.1%	$—

Operating income (expense)	$56.6	8.6%	$55.8	10.6%	$26.3	19.6%	$(25.5)

The following table sets forth the reconciliation of our reported GAAP gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the three months ended June 30, 2016:

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

(1)
Adjustments for the North America business segment represent integration costs (which include compensation costs, professional fees and other charges related to the transition of manufacturing facilities) and other costs to support the continued alignment of the North America business segment related to the Sealy Acquisition in the second quarter of 2016.

(2)	Adjustments for Corporate represent integration costs, which include professional fees and other charges to align the business related to the Sealy Acquisition in the second quarter of 2016.

EBITDA, Adjusted EBITDA, Consolidated Funded Debt Less Qualified Cash and Free Cash Flow

The following reconciliations are provided below:

•	GAAP net income to EBITDA and adjusted EBITDA

•	Total debt to consolidated funded debt less qualified cash

•	Ratio of consolidated funded debt less qualified cash to adjusted EBITDA

•	Net cash from operating activities to free cash flow

We believe that presenting these non-GAAP measures provides investors with useful information with respect to our operating performance and comparisons from period to period, as well as general information about our progress in reducing our leverage.

The following table sets forth the reconciliation of our reported GAAP net income to the calculations of EBITDA and adjusted EBITDA for the three months ended June 30, 2017 and 2016:

	Three Months Ended
(in millions)	June 30, 2017	June 30, 2016
GAAP net income	$24.5	$21.3
Loss on extinguishment of debt (1)	—	47.2
Interest expense, net	22.1	23.1
Income taxes	13.1	9.2
Depreciation and amortization	26.1	22.9
EBITDA	$85.8	$123.7
Adjustments:
Integration costs (2)	—	1.0
Adjusted EBITDA	$85.8	$124.7

(1)	Loss on extinguishment of debt represents costs associated with the completion of a credit facility and senior notes offering in the second quarter of 2016.
(2)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the Sealy Acquisition.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended June 30, 2017:

Trailing Twelve Months Ended
(in millions)	June 30, 2017
Net income	$199.6
Interest expense, net	84.9
Income taxes	88.0
Depreciation and amortization	85.2
EBITDA	$457.7
Adjustments
Customer termination charges (1)	34.3
Restructuring costs (2)	7.8
Adjusted EBITDA	$499.8

Consolidated funded debt less qualified cash	$1,867.7

Ratio of consolidated funded debt less qualified cash to adjusted EBITDA	3.74 times

(1)
Adjusted EBITDA excludes $34.3 million of charges related to the termination of the relationship with Mattress Firm. This amount represents the $25.9 million of net charges and adds the net amortization impact of $8.4 million of stock-based compensation benefit incurred in the first quarter of 2017.

(2)	Restructuring costs represents costs associated with headcount reduction and store closures.

Under our 2016 Credit Agreement, adjusted EBITDA contains certain restrictions that limit adjustments to GAAP net income when calculating adjusted EBITDA. For the twelve months ended June 30, 2017 and 2016, our adjustments to GAAP net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2016 Credit Agreement.

The ratio of adjusted EBITDA under our 2016 Credit Agreement to consolidated funded debt less qualified cash is 3.74 times for the trailing twelve months ended June 30, 2017. Our 2016 Credit Agreement requires us to maintain a ratio of consolidated funded debt less qualified cash to adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated funded debt less qualified cash as of June 30, 2017. "Consolidated funded debt" and "qualified cash" are terms used in our 2016 Credit Agreement for purposes of certain financial covenants.

(in millions)	June 30, 2017
Total debt, net	$1,861.6
Plus: Deferred financing costs (1)	12.2
Total debt	1,873.8
Plus: Letters of credit outstanding	22.9
Consolidated funded debt	$1,896.7
Less:
Domestic qualified cash (2)	14.9
Foreign qualified cash (2)	14.1
Consolidated funded debt less qualified cash	$1,867.7

(1)
The Company presents deferred financing costs as a direct reduction from the carrying amount of the related debt in the Condensed Consolidated Balance Sheets. For purposes of determining total debt for financial covenant purposes, the Company has added these costs back to total debt, net as calculated per the Condensed Consolidated Balance Sheets.

(2)
Qualified cash as defined in the 2016 Credit Agreement equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

The following table sets forth the reconciliation of our net cash from operating activities to free cash flow for the six months ended and trailing twelve months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Trailing Twelve Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net cash provided by operating activities	$75.2	$51.9	$188.8	$285.0
Subtract: Purchases of property, plant and equipment	25.9	24.3	64.0	56.2
Free cash flow	$49.3	$27.6	$124.8	$228.8

Stockholders’ Equity

Share Repurchase Program

In February 2017, the Board authorized a $200.0 million increase in the existing share repurchase authorization for repurchases of Tempur Sealy International's common stock. During the first quarter of 2017, we repurchased 0.6 million shares for approximately $40.1 million. We did not repurchase any shares during the second quarter of 2017 under this program. As of June 30, 2017, we had approximately $226.9 million remaining under the existing share repurchase authorization. For a complete description of our Share Repurchase Program, please refer to our Annual Report on Form 10-K, including "Stockholders' Equity" included in ITEM 7 of Part II of the Annual Report.

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flows from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of June 30, 2017, we had $1,873.8 million in total debt outstanding, and our adjusted EBITDA, which is a non-GAAP financial measure, was $85.8 million for the three months ended June 30, 2017. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $85.0 to $90.0 million in 2017.

On April 12, 2017, we entered into a securitization transaction with respect to certain accounts receivable. In connection with this transaction, we entered into a credit agreement that provides for revolving loans to be made from time to time in a maximum amount that varies over the course of the year based on seasonality subject to an overall limit of $120.0 million. The revolving loans bear interest at a floating rate equal to a one month LIBOR index plus 80 basis points.

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

At June 30, 2017, total cash and cash equivalents were $38.5 million, of which $14.9 million was held in the U.S. and $23.6 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position.

Contractual Obligations

On April 12, 2017, we entered into a securitization transaction with respect to certain accounts receivable. In connection with this transaction, we entered into a credit agreement that provides for revolving loans to be made from time to time in a maximum amount that varies over the course of the year based on seasonality subject to an overall limit of $120.0 million. The revolving loans bear interest at a floating rate equal to a one month LIBOR index plus 80 basis points.

Our obligations under the securitization transaction are secured by the accounts receivable and certain related rights and contain customary events of default. We continue to own the accounts receivable, which continue to be reflected as assets on our Condensed Consolidated Balance Sheets. Borrowings under this facility are classified as long-term debt within the Condensed Consolidated Balance Sheets. This credit agreement matures on April 12, 2019. As of June 30, 2017, the amount outstanding under this facility was $60.1 million.

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

We test goodwill for impairment by comparing the book values to the fair value at the reporting unit level. Our reporting units are our North America and International segments. We test individual indefinite-lived intangible assets by comparing the book value of each asset to the estimated fair value. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to measure the impairment loss.

The fair value of each reporting unit is determined by using an income approach, which uses a discounted cash flow approach and a market approach. The fair value of each indefinite-lived intangible asset is determined using an income approach. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on each reporting unit. The significant estimates and assumptions include projected sales growth, gross profit rates, selling, general and administrative rates, working capital requirements, capital expenditures and terminal growth rates, discount rates per reporting unit and the selection of peer company multiples. We determine discount rates separately for each reporting unit using the weighted average cost of capital, which includes a calculation of cost of equity, which is developed using the capital asset pricing model and comparable company betas (a measure of systemic risk) and cost of debt. We also use comparable market earnings multiple data and our market capitalization to corroborate our reporting unit valuations.

We have not made any material changes in our reporting units or the accounting methodology we use to assess impairment loss on goodwill and indefinite-lived intangible assets since December 31, 2016.

On January 30, 2017, we agreed to terminate our relationship with Mattress Firm effective April 3, 2017. Mattress Firm is a customer within the North America segment and was our largest customer for 2016 and the first quarter of 2017. We conducted an interim impairment analysis on our North America reporting unit and indefinite-lived intangible assets during the first quarter of 2017, which indicated that the fair values of the North America reporting unit and indefinite-lived intangible assets remained substantially in excess of their carrying values. Despite that excess, however, impairment charges could still be required in the future if other significant economic events occur or our assumptions on how quickly we can recapture market share and net sales following the termination of our Mattress Firm relationship do not meet our current expectations. No additional impairment indicators were identified during the three months ended June 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1, "Summary of Significant Accounting Policies," to the accompanying consolidated financial statements for a summary of our foreign exchange forward contracts as of June 30, 2017.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar strengthened relative to the euro or other foreign currencies where we have operations, there would be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by approximately 2.1% and 2.2% in the three and six months ended June 30, 2017, respectively. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at June 30, 2017, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $3.3 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

On June 30, 2017, we had variable-rate debt of approximately $717.1 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $7.2 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2017, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2017:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
April 1, 2017 - April 30, 2017	—		$—	—	$226.9
May 1, 2017 - May 31, 2017	4,256	(1)	$47.47	—	$226.9
June 1, 2017 - June 30, 2017	1,489	(1)	$48.08	—	$226.9
Total	5,745			—

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

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

10.1
Credit and Security Agreement, dated as of April 12, 2017 among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer, and Wells Fargo Bank, National Association, as lender. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 18, 2017).

10.2
Receivables Sale and Contribution Agreement, dated as of April 12, 2017, between Tempur-Pedic North America, LLC, as seller and contributor, and Tempur Sealy Receivables, LLC, as purchaser and contributee. (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated April 18, 2017).

10.3
Receivables Sale Agreement, dated as of April 12, 2017, between Sealy Mattress Manufacturing Company, LLC, as seller, and Tempur-Pedic North America, LLC, as purchaser. (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated April 18, 2017).

10.4	Tempur Sealy International, Inc. Amended and Restated 2013 Equity Incentive Plan. (Incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K dated May 2, 2017).
10.5	Tempur Sealy International, Inc. Amended and Restated Long-Term Incentive Plan. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 26, 2017).
10.6
Non-Disclosure and Standstill Agreement, dated as of June 26, 2017, by and among Tempur Sealy International, Inc., Usman Nabi, H Partners Management, LLC and the other parties named therein. (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 28, 2017).

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
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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

TEMPUR SEALY INTERNATIONAL, INC.

Date: August 3, 2017	By:	/s/ BARRY A. HYTINEN
Barry A. Hytinen
Executive Vice President and Chief Financial Officer