Form 10-Q
period 2017-09-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2017-11-09
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2017 was 54,180,629 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning one or more of our plans; objectives; goals; strategies; future events; future revenues or performance; our implementation of our key strategic priorities and anticipated resulting growth in our sales, earnings and cash flow in both the United States and internationally; uncertainties arising from global events; general economic, financial and industry conditions, particularly in the retail sector, as well as consumer confidence and the availability of consumer financing; competition in our industry; consumer acceptance of our products; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the ability to expand brand awareness, distribution and new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the wholesale channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the effects of consolidation of retailers on revenues and costs; changes in demand for the Company's products by significant retailer customers; the effects of strategic investments on our operations, including our efforts to expand our global market share; changing commodity costs; changes in product and channel mix and the impact on the Company's gross margin; initiatives to improve gross margin and operating margin; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carry forwards; effects of changes in foreign exchange rates on our reported earnings; the outcome of pending tax audits or other tax, regulatory or litigation proceedings and similar issues; the effect of future legislative or regulatory changes; financial flexibility; our expected sources of cash flow; our expected level of capital expenditures for 2017 and changes in capital expenditures; expectations regarding the impact of costs from headcount reductions and international store closures; and our ability to effectively manage cash. Many of these statements appear, in particular, under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 2 of Part I of this Report. When used in this report, the words "estimates," "expects," "guidance," "anticipates," "proposed," "projects," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$724.8	$832.4	$2,106.2	$2,357.8
Cost of sales	412.6	470.3	1,238.8	1,367.8
Gross profit	312.2	362.1	867.4	990.0
Selling and marketing expenses	155.4	175.2	461.4	498.1
General, administrative and other expenses	71.0	64.0	206.5	207.6
Customer termination charges, net	—	—	14.4	—
Equity income in earnings of unconsolidated affiliates	(3.5)	(2.4)	(10.6)	(8.6)
Royalty income, net of royalty expense	(5.3)	(5.8)	(15.0)	(15.1)
Operating income	94.6	131.1	210.7	308.0

Other expense, net:
Interest expense, net	32.0	20.5	76.2	65.0
Loss on extinguishment of debt	—	—	—	47.2
Other expense (income), net	1.1	0.3	(8.4)	—
Total other expense, net	33.1	20.8	67.8	112.2

Income before income taxes	61.5	110.3	142.9	195.8
Income tax provision	(20.3)	(33.7)	(48.0)	(60.2)
Net income before non-controlling interests	41.2	76.6	94.9	135.6
Less: Net loss attributable to non-controlling interests	(3.4)	(1.2)	(8.1)	(3.1)
Net income attributable to Tempur Sealy International, Inc.	$44.6	$77.8	$103.0	$138.7

Earnings per common share:
Basic	$0.83	$1.34	$1.91	$2.31
Diluted	$0.81	$1.32	$1.89	$2.28

Weighted average common shares outstanding:
Basic	54.0	58.2	54.0	60.1
Diluted	54.9	58.8	54.6	60.8

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income before non-controlling interests	$41.2	$76.6	$94.9	$135.6
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	9.6	(5.0)	27.7	11.8
Unrealized loss on cash flow hedging derivatives, net of tax	—	(0.2)	(0.6)	(6.1)
Other comprehensive income (loss), net of tax	9.6	(5.2)	27.1	5.7
Comprehensive income	50.8	71.4	122.0	141.3
Less: Comprehensive loss attributable to non-controlling interests	(3.4)	(1.2)	(8.1)	(3.1)
Comprehensive income attributable to Tempur Sealy International, Inc.	$54.2	$72.6	$130.1	$144.4

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$41.8	$65.7
Accounts receivable, net	363.6	345.1
Inventories	188.8	196.8
Prepaid expenses and other current assets	63.1	63.9
Total Current Assets	657.3	671.5
Property, plant and equipment, net	424.1	422.2
Goodwill	732.9	722.5
Other intangible assets, net	671.9	678.7
Deferred income taxes	27.3	22.5
Other non-current assets	221.8	185.2
Total Assets	$2,735.3	$2,702.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$244.7	$219.3
Accrued expenses and other current liabilities	273.2	250.1
Income taxes payable	26.4	5.8
Current portion of long-term debt	66.3	70.3
Total Current Liabilities	610.6	545.5
Long-term debt, net	1,686.7	1,817.8
Deferred income taxes	160.4	174.6
Other non-current liabilities	190.0	169.3
Total Liabilities	2,647.7	2,707.2

Commitments and contingencies—see Note 8

Redeemable non-controlling interest	3.4	7.6

Total Stockholders' Equity (Deficit)	84.2	(12.2)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity (Deficit)	$2,735.3	$2,702.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interests	$94.9	$135.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60.7	54.3
Amortization of stock-based compensation	8.5	15.3
Amortization of deferred financing costs	1.6	3.0
Bad debt expense	10.1	3.2
Deferred income taxes	(18.4)	(15.7)
Dividends received from unconsolidated affiliates	8.7	7.3
Equity income in earnings of unconsolidated affiliates	(10.6)	(8.6)
Non-cash interest expense on 8.0% Sealy Notes	—	4.0
Loss on extinguishment of debt	—	47.2
(Gain) loss on sale of assets	(0.4)	0.8
Foreign currency adjustments and other	(2.3)	(1.5)
Changes in operating assets and liabilities	49.7	(135.1)
Net cash provided by operating activities	202.5	109.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(43.4)	(41.9)
Other	4.9	—
Net cash used in investing activities	(38.5)	(41.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	985.9	1,871.5
Repayments of borrowings under long-term debt obligations	(1,124.7)	(1,659.3)
Proceeds from exercise of stock options	6.5	15.2
Excess tax benefit from stock-based compensation	—	6.0
Treasury stock repurchased	(44.9)	(319.7)
Payments of deferred financing costs	(0.5)	(6.6)
Fees paid to lenders	—	(7.8)
Call premium on 2020 Senior Notes	—	(23.6)
Other	(2.9)	0.1
Net cash used in financing activities	(180.6)	(124.2)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7.3)	(8.6)
Decrease in cash and cash equivalents	(23.9)	(64.9)
CASH AND CASH EQUIVALENTS, beginning of period	65.7	153.9
CASH AND CASH EQUIVALENTS, end of period	$41.8	$89.0

Supplemental cash flow information:
Cash paid during the period for:
Interest	$59.0	$41.0
Income taxes, net of refunds	45.3	57.2

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

The Company also has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's carrying value in its equity method investments of $18.8 million and $15.5 million at September 30, 2017 and December 31, 2016, respectively, is recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s equity in the net income and losses of these investments is recorded as equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States ("GAAP") for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2017.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

(b) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	September 30,	December 31,
(in millions)	2017	2016
Finished goods	$127.6	$130.1
Work-in-process	11.3	10.7
Raw materials and supplies	49.9	56.0
	$188.8	$196.8

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company had the following activity for sales returns from December 31, 2016 to September 30, 2017:

(in millions)
Balance as of December 31, 2016	$30.3
Amounts accrued	88.1
Returns charged to accrual	(85.5)
Balance as of September 30, 2017	$32.9

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

The Company provides warranties on mattresses with varying warranty terms. Tempur-Pedic mattresses sold in the North America segment and all Sealy mattresses have warranty terms ranging from 10 to 25 years, generally non-prorated for the first 10 to 15 years and then prorated for the balance of the warranty term. Tempur-Pedic mattresses sold in the International segment have warranty terms ranging from 5 to 15 years, non-prorated for the first 5 years and then prorated on a straight-line basis for the last 10 years of the warranty term. Tempur-Pedic pillows have a warranty term of 3 years, non-prorated.

The Company had the following activity for its accrued warranty expense from December 31, 2016 to September 30, 2017:

(in millions)
Balance as of December 31, 2016	$29.9
Amounts accrued	29.0
Warranties charged to accrual	(20.0)
Balance as of September 30, 2017	$38.9

As of September 30, 2017 and December 31, 2016, $19.9 million and $14.3 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $19.0 million and $15.6 million of accrued warranty expense is included in other non-current liabilities in the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $26.7 million and $22.1 million as of September 30, 2017 and December 31, 2016, respectively.

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

The Company records derivative financial instruments in the Condensed Consolidated Balance Sheets as either an asset or liability measured at its fair value. Changes in a derivative's fair value (i.e. unrealized gains or losses) are recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedging relationship.

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

The Company manages a portion of the risk associated with fluctuations in foreign currencies related to intercompany and third party inventory purchases denominated in foreign currencies through foreign exchange forward contracts designated as cash flow hedges. During 2017, the Company had foreign exchange forward contracts designated as cash flow hedges to buy U.S. dollars and to sell Canadian dollars. These foreign exchange forward contracts matured in September 2017.

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

The fair value of the Company's derivative financial instruments that are recorded on a recurring basis at fair value is not material.

(g) Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which any such change is enacted. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. The Company accounts for uncertain foreign and domestic tax positions utilizing an established recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

In the first quarter of 2017, the Company took steps to manage its cost structure as a result of the termination of the contracts with Mattress Firm. For the three months ended March 31, 2017, the Company recognized $25.9 million of net charges associated with the termination of the relationship with Mattress Firm. This amount includes $11.5 million of charges within cost of sales and $14.4 million of charges within customer termination charges, net in the Condensed Consolidated Statements of Income. The following amounts are recognized in cost of sales: $5.4 million of charges related to the write-off of customer-unique inventory and $6.1 million of increased warranty costs associated with claims historically retained by Mattress Firm. The following amounts are recognized in customer termination charges, net: $22.8 million of charges related to the write-off of Mattress Firm incentives and marketing assets, employee-related expenses and professional fees; and $0.9 million of accelerated stock-based compensation expense. These charges are offset by $9.3 million of benefit related to the change in estimate associated with performance-based stock compensation that is no longer probable of payout as a result of the termination of the contracts with Mattress Firm.

In the three months ended March 31, 2017, the Company also recognized $9.3 million related to the payments received pursuant to the transition agreements with Mattress Firm. This amount is included within other income, net in the Condensed Consolidated Statements of Income.

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

Upon adoption of ASC 606, the Company expects the largest impacts to result from the new qualitative and quantitative disclosures that will be required upon adoption of the new standard. Other anticipated presentation and disclosure changes include the reclassification of royalty income to revenue and changes in the balance sheet classification for sales returns. Under the new standard, the Company will continue to recognize the amount of consideration received or receivable that is expected to be returned as a refund liability, representing the Company's obligation to return the customer’s consideration. The Company will also recognize a return asset (and adjust cost of sales) for the right to recover the goods returned by the customer, which will be subject to impairment assessments. The Company evaluated the impact of the adoption on the classification of cooperative advertising programs and other promotional programs with the Company's customers. The impact of adoption to these promotional programs is not expected to result in material changes in the Company's recognition or presentation of costs within the Company's consolidated statements of comprehensive income.

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

Employee Share-Based Payments

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The Company adopted this ASU as of January 1, 2017. As a result of the adoption of this ASU:

•
The Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit in the Condensed Consolidated Statement of Income. The Company recognized excess tax benefits of $0.3 million and excess tax deficiencies of $0.8 million in the three and nine months ended September 30, 2017, respectively.

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

Pensions

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which is accounting guidance that will change how employers who sponsor defined benefit pension and/or postretirement benefit plans present the net periodic benefit cost in the Condensed Consolidated Statements of Income. This guidance requires employers to present the service cost component of net periodic benefit cost in the same caption within the Condensed Consolidated Statements of Income as other employee compensation costs from services rendered during the period. All other components of the net periodic benefit cost will be presented separately outside of the operating income caption. This guidance must be applied retrospectively and will become effective for the Company on January 1, 2018. Adoption of this guidance will result in a reclassification of pension and other postretirement plan non-service income and remeasurement adjustments, net from within operating income to non-operating income.
(3) Goodwill
The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2016	$572.0	$150.5	$722.5
Foreign currency translation	4.9	5.5	10.4
Balance as of September 30, 2017	$576.9	$156.0	$732.9

(4) Debt

Debt for the Company consists of the following:

	September 30, 2017		December 31, 2016
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2016 Credit Agreement
Term A Facility	$562.5	(1)	$585.0	(2)	April 6, 2021
Revolver	—	(1)	156.9	(2)	April 6, 2021
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
Securitized debt	46.5	(3)	—	N/A	April 12, 2019
Capital lease obligations (4)	73.2		73.3		Various
Other	30.7		35.8		Various
Total debt	1,762.9		1,901.0
Less: deferred financing costs	(9.9)		(12.9)
Total debt, net	1,753.0		1,888.1
Less: current portion	(66.3)		(70.3)
Total long-term debt, net	$1,686.7		$1,817.8

(1)	Interest at LIBOR plus applicable margin of 1.75% as of September 30, 2017.
(2)	Interest at LIBOR plus applicable margin of 1.50% as of December 31, 2016.
(3)	Interest at one month LIBOR index plus 80 basis points.
(4)	Capital lease obligations are a non-cash financing activity.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

2016 Credit Agreement

On April 6, 2016, the Company entered into a senior secured credit agreement ("2016 Credit Agreement") with a syndicate of banks. The 2016 Credit Agreement replaced the Company’s 2012 Credit Agreement.

The 2016 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded in the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and other short-term debt. The Company is allowed to subtract from consolidated funded debt an amount equal to 100.0% of domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of September 30, 2017, domestic qualified cash was $17.2 million and foreign qualified cash was $14.7 million.

The Company is in compliance with all applicable covenants as of September 30, 2017.

Securitized Debt

On April 12, 2017, the Company and certain of its subsidiaries entered into a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (the "Accounts Receivable Securitization"). In connection with this transaction, the Company and its wholly-owned special purpose subsidiary, Tempur Sealy Receivables, LLC, entered into a credit agreement that provides for revolving loans to be made from time to time in a maximum amount that varies over the course of the year based on the seasonality of our accounts receivable and is subject to an overall limit of $120.0 million.

The obligations of the Company under the Accounts Receivable Securitization are secured by the accounts receivable and certain related rights and the facility agreements contain customary events of default. The accounts receivable will continue to be owned by the Company and its subsidiaries and will continue to be reflected as assets on the Company’s Condensed Consolidated Balance Sheets and represent collateral up to the amount of the borrowings under this facility. Borrowings under this facility will be classified as long-term debt within the Condensed Consolidated Balance Sheets.

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

	Fair Value
(in millions)	September 30, 2017	December 31, 2016
2023 Senior Notes	$473.9	$468.5
2026 Senior Notes	615.9	606.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(5) Stockholders' Equity

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

(b) Treasury Stock. In February 2017, the Board authorized an increase of $200.0 million to its existing share repurchase authorization for repurchases of Tempur Sealy International's common stock. For the nine months ended September 30, 2017, the Company repurchased 0.6 million shares for approximately $40.1 million. As of September 30, 2017, the Company had approximately $226.9 million remaining under the existing share repurchase authorization.

In addition, the Company acquired 0.1 million shares upon the vesting of certain performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the nine months ended September 30, 2017 and 2016. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or first business day thereafter, resulting in approximately $4.8 million and $2.0 million in treasury stock acquired during the nine months ended September 30, 2017 and 2016, respectively.

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

On March 14, 2017, the Company entered into an Amended and Restated Rights Agreement (the "Amended Rights Agreement") with AST, as rights agent, to amend certain provisions of the Original Rights Agreement. The primary purpose of the amendment and restatement of the Original Rights Agreement is to provide the holders of the Common Shares and the attached Rights issued under the Original Rights Agreement with the ability to exempt an offer to acquire, or engage in another business combination transaction involving, the Company that is deemed a "Qualifying Offer" (as defined in the Amended and Restated Rights Agreement) from the terms of the Amended and Restated Rights Agreement. The Rights have a de minimis fair value as of September 30, 2017.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(d) AOCL. AOCL consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Foreign Currency Translation
Balance at beginning of period	$(101.8)	$(98.6)	$(119.9)	$(115.4)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	9.6	(5.0)	27.7	11.8
Balance at end of period	$(92.2)	$(103.6)	$(92.2)	$(103.6)

Pensions
Balance at beginning of period	$(2.2)	$(1.4)	$(2.2)	$(1.4)
Other comprehensive loss:
Net change from period revaluations, net of tax	—	—	—	—
Balance at end of period	$(2.2)	$(1.4)	$(2.2)	$(1.4)

Foreign Exchange Forward Contracts
Balance at beginning of period	$—	$0.7	$0.6	$6.6
Other comprehensive (loss) income:
Net change from period revaluations	(0.2)	0.8	(0.6)	(4.5)
Tax (provision) benefit (2)	—	(0.2)	0.1	1.2
Total other comprehensive (loss) income before reclassifications, net of tax	$(0.2)	$0.6	$(0.5)	$(3.3)
Net amount reclassified to earnings (3)	0.3	(1.1)	(0.1)	(3.8)
Tax (provision) benefit (2)	(0.1)	0.3	—	1.0
Total amount reclassified from AOCL, net of tax	$0.2	$(0.8)	$(0.1)	$(2.8)
Total other comprehensive loss	—	(0.2)	(0.6)	(6.1)
Balance at end of period	$—	$0.5	$—	$0.5

(1)	In 2017 and 2016, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision in the accompanying Condensed Consolidated Statements of Income.
(3)	This amount was included in cost of sales in the accompanying Condensed Consolidated Statements of Income.

(6) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2017	December 31, 2016
Wages and benefits	$55.5	$65.5
Advertising	44.6	48.6
Sales returns	32.9	30.3
Warranty	19.9	14.3
Rebates	10.8	8.4
Other	109.5	83.0
	$273.2	$250.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(7) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 included PRSUs, non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
PRSU expense (benefit)	$1.0	$1.8	$(7.1)	$6.0
Option expense	1.8	1.2	5.6	4.0
RSU/DSU expense	3.1	1.7	10.0	5.3
Total stock-based compensation expense	$5.9	$4.7	$8.5	$15.3

During the nine months ended September 30, 2017, the Company recorded a $9.3 million benefit in the Condensed Consolidated Statements of Income related to a change in estimate associated with performance-based stock compensation that is no longer probable of payout as a result of the termination of the Mattress Firm relationship.

The Company did not record any accelerated stock-based compensation expense during each of the three months ended September 30, 2017 and 2016. During the nine months ended September 30, 2017 and 2016, the Company recorded $0.9 million and $2.0 million of accelerated stock-based compensation expense associated with executive management transition, respectively.

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

The Company did not record any stock-based compensation expense related to the 2017 Aspirational Plan PRSUs during the three and nine months ended September 30, 2017 and 2016, as it is not considered probable that the Company will achieve the specified performance target as of December 31, 2017 or December 31, 2018. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for 2017 is $83.9 million, which would be expensed over the remaining service period if achievement of the performance condition becomes probable.
During the three months ended September 30, 2017, the Company granted executive officers and certain members of management 1.5 million PRSUs if the Company achieves a certain level of Adjusted EBITDA during four consecutive fiscal quarters as described below (the "2019 Aspirational Plan PRSUs"). The 2019 Aspirational Plan PRSUs will vest based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2018 and December 31, 2019 (the “First Designated Period”). If the highest Adjusted EBITDA in the First Designated Period is $600.0 million, 66% will vest; if the highest Adjusted EBITDA equals or exceeds $650.0 million, then 100% will vest; if the highest Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if the highest Adjusted EBITDA is less than $600.0 million then one-half of the 2019 Aspirational Plan PRSUs will no longer be available for vesting based on performance and the remaining one-half will remain available for vesting based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2020 and December 31, 2020 (the “Second Designated Period”). If the highest Adjusted EBITDA in the Second Designated Period is $600.0 million then 66% of the remaining 2019 Aspirational Plan PRSUs will vest; if the Adjusted EBITDA is $650.0 million or more 100% will vest; if Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if Adjusted EBITDA is below $600.0 million then all of the remaining 2019 Aspirational Plan PRSUs will be forfeited. Adjusted EBITDA units is defined as the Company’s "Consolidated EBITDA" as such term is defined in the Company’s 2016 Credit Agreement.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company did not record any stock-based compensation expense related to the 2019 Aspirational Plan PRSUs during the three months ended September 30, 2017, as it is not considered probable that the Company will achieve the specified performance target for either the First Designated Period or Second Designated Period. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for the First Designated Period is $90.0 million, which would be expensed over the remaining service period if achievement of the performance condition becomes probable.

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

The complaint alleged that the Company engaged in unfair business practices, false advertising, and misrepresentations or omissions related to the sale of certain products. The Plaintiffs sought restitution, injunctive relief and all other relief allowed under applicable state laws, interest, attorneys’ fees and costs. The purported classes did not seek damages for physical injuries. The Court was scheduled to consider class certification motions in the fourth quarter of 2015; however, the Plaintiffs filed a Motion to Amend the Complaint, at which time the Company filed a Motion to Dismiss the Amended Complaint. A hearing on the Motion to Dismiss was held January 28, 2016 and the Court denied in part and granted in part the Company’s Motion to Dismiss, allowing certain claims to proceed. The Court considered class certification motions on August 18, 2016, and on September 30, 2016, denied the Plaintiffs’ Motion for Class Certification. In December 2016, the Ninth Circuit Court of Appeals affirmed the lower court’s decision. The Company filed a Motion to Sever the Claims made by each of the Plaintiffs on March 22, 2017 following the denial of class certification by the District Court which was affirmed by the Ninth Circuit Court of Appeals. The Plaintiffs then filed a Motion for Reconsideration at the District Court with respect to the denial of class certification on April 12, 2017 based on a change in the law. That Motion was denied on June 30, 2017. The Court also granted the Company's Motion to Sever the claims on June 30, 2017, dissolving the potential class and requiring the Plaintiffs to file individual cases in their home states if they wished to proceed. In September 2017, the Company entered into settlement agreements with each of the Plaintiffs and their cases were then dismissed by the District Court. The settlement amounts were not material in nature.

(b) David Buehring, Individually and on Behalf of All Others Similarly Situated v. Tempur Sealy International, Inc., Scott L. Thompson, and Barry A. Hytinen, filed March 24, 2017.

On March 24, 2017, a suit was filed against Tempur Sealy International, Inc., and two of its officers in the U.S. District Court for the Southern District of New York, purportedly on behalf of a proposed class of stockholders who purchased Tempur Sealy common stock between July 28, 2016 and January 27, 2017. The complaint alleges that the Company made materially false and misleading statements regarding its then existing and future financial prospects, including those with one of its retailers, Mattress Firm, allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company does not believe the claims have merit and intends to vigorously defend against these claims. A Motion to Dismiss the case was filed by the Company on October 5, 2017. The case is in the early stages of litigation. As a result, the outcome of the case is unclear and the Company is unable to reasonably estimate the possible loss or range of loss, if any. Accordingly, the Company can give no assurance that this matter will not have a material adverse effect on the Company’s financial position or results of operations.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) Myla Gardner v. Scott L. Thompson, Barry A. Hytinen, Evelyn S. Dilsaver, John A. Heil, Jon L. Luther, Usman Nabi, Richard W. Neu, Robert B. Trussell, Jr. and Tempur Sealy International, Inc., filed July 10, 2017; Joseph L. Doherty v. Scott L. Thompson, Barry A. Hytinen, Evelyn S. Dilsaver, John A. Heil, Jon L. Luther, Usman Nabi, Richard W. Neu, Robert B. Trussell, Jr. and Tempur Sealy International, Inc., filed July 20, 2017; and Paul Onesti v. Scott L. Thompson, Barry A. Hytinen, Evelyn S. Dilsaver, John A. Heil, Jon L. Luther, Usman Nabi, Richard W. Neu, Robert B. Trussell, Jr. and Tempur Sealy International, Inc., filed July 21, 2017.

During July 2017, three putative shareholder derivative suits were filed against the Company, each member of its Board of Directors and two of its officers. Each complaint alleges that the Board of Directors and officers caused the Company to make materially false and misleading statements regarding its business and financial prospects, including those with one of its retailers, Mattress Firm, which was a violation of the fiduciary duties they owed to the Company. The Company does not believe any of the suits have merit and intends to vigorously defend against the claims in each case. The Plaintiffs in each of the cases have agreed to stay their respective actions until after a decision is rendered on the Motion to Dismiss in the Buehring action noted above. These cases are in the early stages of litigation. As a result, the outcome of each case is unclear and the Company is unable to reasonably estimate the possible loss or range of loss, if any.

(d) Mattress Firm, Inc. v. Tempur-Pedic North America, LLC and Sealy Mattress Company, filed March 30, 2017.

On March 30, 2017, a suit was filed against Tempur-Pedic and Sealy Mattress (two wholly-owned subsidiaries of the Company) in the District Court of Harris County, Texas by Mattress Firm. The complaint alleges breach of contract, tortious interference and seeks a declaratory judgment with respect to the interpretation of its agreements with the Company. On April 7, 2017, the Company's subsidiaries named above filed suit against Mattress Firm, Inc. in the U.S. District Court for the Southern District of Texas, Houston Division seeking injunctive relief and damages for trademark infringement, unfair competition and trademark dilution in violation of the Lanham Act, and breach of contract and other state law violations. The complaint alleges that Mattress Firm violated the parties' transition agreements dated January 30, 2017, and consequently, federal and state law, by its use of the Company’s trademarks after April 3, 2017. On April 28, 2017, the complaint was amended to add a claim by Sealy Mattress for nonpayment by Mattress Firm for products sold and delivered. On May 23, 2017, the complaint was further amended to add allegations that Mattress Firm continued to use the Company’s trade names and trademarks on its website and in advertising in an inappropriate manner. On July 11, 2017, the Court issued a preliminary injunction prohibiting Mattress Firm from using the Company’s names and marks in such manner. The Company does not believe the claims asserted by Mattress Firm have merit and intends to vigorously defend against them. Discovery is proceeding in the case. The cases are in the early stages of litigation. As a result, the outcome remains unclear and the Company is unable to reasonably estimate the possible loss or range of loss, if any. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(e) Other. The Company is involved in various other legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.
(9) Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2017 and 2016 was 33.0% and 30.6%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2017 and 2016 was 33.6% and 30.7%, respectively. The Company’s income tax rate for the three and nine months ended September 30, 2017 and 2016 differed from the U.S. federal statutory rate of 35.0% principally due to certain foreign income tax rate differentials, state and local income taxes, the production activities deduction, certain other permanent differences, changes in the Company’s uncertain tax positions, and for the three and nine months ended September 30, 2017, the excess tax deficiency (or benefit) related to stock-based compensation.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The cumulative total tax assessment at September 30, 2017 for all years for which an assessment has been received (2001 - 2008) is approximately Danish Krone ("DKK") 1,615.6 million, including interest and penalties ($256.4 million, based on the DKK to USD exchange rate on September 30, 2017). The cumulative total tax assessment at December 31, 2016 for all years for which an assessment had been received up through that date (2001 - 2008) including interest and penalties was approximately DKK 1,547.3 million ($219.3 million, based on the DKK to USD exchange rate on December 31, 2016). If SKAT continues to issue assessments for each year not currently assessed, the Company expects the aggregate assessments for such years (2009 - 2016) to be in excess of the amounts described above as assessed for the years 2001 - 2008 (collectively the years 2001 through 2016 are referred to as the "Danish Tax Matter").

At September 30, 2017 and December 31, 2016 the Company had accrued Danish tax and interest for the Danish Tax Matter of approximately DKK 852 million (approximately $135.2 million using the September 30, 2017 exchange rate) and DKK 850 million (approximately $120.6 million using the December 31, 2016 exchange rate), respectively, as an uncertain income tax liability. On both September 30, 2017 and December 31, 2016 approximately DKK 835 million (approximately $132.6 million using the September 30, 2017 exchange rate and $118.5 million using the December 31, 2016 exchange rate) represents the amount that the Company and SKAT preliminarily agreed to in a non-binding proposed resolution for the years 2001 through 2011. The balance at September 30, 2017 and December 31, 2016, respectively, of approximately DKK 17 million (approximately $2.6 million using the September 30, 2017 exchange rate) and DKK 15 million (approximately $2.1 million using the December 31, 2016 exchange rate) may be subject to further negotiation in the future as part of an Advanced Pricing Agreement the Company may choose to pursue for years after 2011. The uncertain income tax liability accrued is included in other non-current liabilities in the Company's Condensed Consolidated Balance Sheets. In addition, at September 30, 2017 and December 31, 2016 the Company had recorded a deferred tax asset of approximately $44.3 million and $43.5 million, respectively, for the U.S. correlative benefit related to the Danish Tax Matter. The Company has recorded a valuation allowance with respect to this benefit of approximately $17.6 million for both periods related to years for which relief may not be realized.

The Company’s uncertain tax liability associated with the Danish Tax Matter is derived using the cumulative probability analysis with possible outcomes based on the Company's updated evaluation of the facts and circumstances regarding this matter and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards as required by GAAP, taking into account both the U.S. and Danish income tax implications of such outcomes. Both the uncertain tax liability and the deferred tax asset discussed herein reflects the Company’s best judgment of the facts, circumstances and information available through September 30, 2017.

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

From June 2012 through September 30, 2017, SKAT withheld Value Added Tax refunds otherwise owed to the Company, pending resolution of the Danish Tax Matter. Total withheld refunds at September 30, 2017 and December 31, 2016 are approximately DKK 314.6 million (approximately $49.9 at the September 30, 2017 exchange rate) and DKK 258.0 million (approximately $36.6 million at the December 31, 2016 exchange rate), respectively. In July 2016, the Company paid a deposit to SKAT in the amount of approximately DKK 615.2 (approximately $97.6 million using the exchange rate at September 30, 2017) (the “Tax Deposit”) and applied approximately DKK 224.6 million (approximately $35.6 million using the exchange rate at September 30, 2017) of its Value Added Tax refund (the “VAT Refund Applied”) to the aforementioned potential Danish income tax liability, consistent with the Company’s reserve position for the Danish Tax Matter. The deposit was made to mitigate additional interest and foreign exchange exposure. The Tax Deposit and the VAT Refund Applied are included within other non-current assets on the Condensed Consolidated Balance Sheets.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at September 30, 2017 and December 31, 2016 would be $30.1 and $21.4 million (exclusive of interest and penalties), respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax provision. It is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, including the Danish Tax Matter, or the expiration of applicable statute of limitations; however, the Company is not able to estimate the impact of these items at this time. There were no significant changes to the liability for unrecognized tax benefits during the three months ended September 30, 2017.

(10) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per common share amounts)	2017	2016	2017	2016
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$44.6	$77.8	$103.0	$138.7

Denominator:
Denominator for basic earnings per common share-weighted average shares	54.0	58.2	54.0	60.1
Effect of dilutive securities:
Employee stock-based compensation	0.9	0.6	0.6	0.7
Denominator for diluted earnings per common share-adjusted weighted average shares	54.9	58.8	54.6	60.8

Basic earnings per common share	$0.83	$1.34	$1.91	$2.31

Diluted earnings per common share	$0.81	$1.32	$1.89	$2.28

The Company excluded 1.1 million and 0.4 million shares issuable upon exercise of outstanding stock options for the three months ended September 30, 2017 and 2016, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. The Company excluded 1.3 million and 0.4 million shares issuable upon exercise of outstanding stock options for the nine months ended September 30, 2017 and 2016, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.
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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes total assets by segment:

(in millions)	September 30, 2017	December 31, 2016
North America	$2,731.7	$2,581.4
International	613.6	572.6
Corporate	604.2	658.7
Inter-segment eliminations	(1,214.2)	(1,110.1)
Total assets	$2,735.3	$2,702.6

     The following table summarizes property, plant and equipment, net by segment:

(in millions)	September 30, 2017	December 31, 2016
North America	$295.8	$297.4
International	54.4	54.9
Corporate	73.9	69.9
Total property, plant and equipment, net	$424.1	$422.2

The following table summarizes segment information for the three months ended September 30, 2017:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$580.6	$144.2	$—	$—	$724.8

Inter-segment sales	$0.9	$0.4	$—	$(1.3)	$—
Inter-segment royalty expense (income)	1.5	(1.5)	—	—	—
Gross profit	238.4	73.8	—	—	312.2
Operating income (loss)	99.7	20.8	(25.9)	—	94.6
Income (loss) before income taxes	97.0	9.3	(44.8)	—	61.5

Depreciation and amortization (1)	$13.1	$3.8	$10.0	$—	$26.9
Capital expenditures	9.3	1.8	6.4	—	17.5

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the three months ended September 30, 2016:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$698.5	$133.9	$—	$—	$832.4

Inter-segment sales	$1.0	$0.2	$—	$(1.2)	$—
Inter-segment royalty expense (income)	1.8	(1.8)	—	—	—
Gross profit	290.1	72.0	—	—	362.1
Operating income (loss)	128.3	25.6	(22.8)	—	131.1
Income (loss) before income taxes	127.1	23.6	(40.4)	—	110.3

Depreciation and amortization (1)	$10.8	$4.0	$8.2	$—	$23.0
Capital expenditures	10.7	3.6	3.3	—	17.6

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information for the nine months ended September 30, 2017:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,688.3	$417.9	$—	$—	$2,106.2

Inter-segment sales	$3.1	$0.7	$—	$(3.8)	$—
Inter-segment royalty expense (income)	4.4	(4.4)	—	—	—
Gross profit	651.8	215.6	—	—	867.4
Operating income (loss)	206.9	73.0	(69.2)	—	210.7
Income (loss) before income taxes	210.7	58.0	(125.8)	—	142.9

Depreciation and amortization (1)	$38.3	$11.1	$19.8	$—	$69.2
Capital expenditures	23.0	5.4	15.0	—	43.4

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the nine months ended September 30, 2016:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,946.7	$411.1	$—	$—	$2,357.8

Inter-segment sales	$3.5	$0.4	$—	$(3.9)	$—
Inter-segment royalty expense (income)	5.6	(5.6)	—	—	—
Gross profit	771.9	218.1	—	—	990.0
Operating income (loss)	308.9	76.1	(77.0)	—	308.0
Income (loss) before income taxes	304.3	69.0	(177.5)	—	195.8

Depreciation and amortization (1)	$32.1	$11.7	$25.8	$—	$69.6
Capital expenditures	22.0	8.3	11.6	—	41.9

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	September 30, 2017	December 31, 2016
United States	$362.3	$360.7
Canada	7.4	6.6
Other International	54.4	54.9
Total property, plant and equipment, net	$424.1	$422.2
Total International	$61.8	$61.5

The following table summarizes net sales by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
United States	$517.8	$641.4	$1,522.5	$1,792.7
Canada	62.8	57.1	165.8	154.0
Other International	144.2	133.9	417.9	411.1
Total net sales	$724.8	$832.4	$2,106.2	$2,357.8
Total International	$207.0	$191.0	$583.7	$565.1

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

The following supplemental financial information presents the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended September 30, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$520.2	$222.8	$(18.2)	$724.8
Cost of sales	—	300.4	130.4	(18.2)	412.6
Gross profit	—	219.8	92.4	—	312.2
Selling and marketing expenses	1.4	101.7	52.3	—	155.4
General, administrative and other expenses	4.9	42.4	23.7	—	71.0
Equity income in earnings of unconsolidated affiliates	—	—	(3.5)	—	(3.5)
Royalty income, net of royalty expense	—	(5.3)	—	—	(5.3)
Operating (loss) income	(6.3)	81.0	19.9	—	94.6

Other expense, net:
Third party interest expense, net	14.8	6.7	10.5	—	32.0
Intercompany interest (income) expense, net	(1.1)	2.8	(1.7)	—	—
Interest expense, net	13.7	9.5	8.8	—	32.0
Other (income) expense, net	—	(4.5)	5.6	—	1.1
Total other expense, net	13.7	5.0	14.4	—	33.1

Income from equity investees	53.8	1.7	—	(55.5)	—

Income before income taxes	33.8	77.7	5.5	(55.5)	61.5
Income tax benefit (provision)	7.4	(23.9)	(3.8)	—	(20.3)
Net income before non-controlling interests	41.2	53.8	1.7	(55.5)	41.2
Less: Net loss attributable to non-controlling interests	(3.4)	—	(3.4)	3.4	(3.4)
Net income attributable to Tempur Sealy International, Inc.	$44.6	$53.8	$5.1	$(58.9)	$44.6

Comprehensive income attributable to Tempur Sealy International, Inc.	$54.2	$54.0	$14.6	$(68.6)	$54.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended September 30, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$656.0	$191.5	$(15.1)	$832.4
Cost of sales	—	381.1	104.3	(15.1)	470.3
Gross profit	—	274.9	87.2	—	362.1
Selling and marketing expenses	1.0	129.6	44.6	—	175.2
General, administrative and other expenses	4.0	44.5	15.5	—	64.0
Equity income in earnings of unconsolidated affiliates	—	—	(2.4)	—	(2.4)
Royalty income, net of royalty expense	—	(5.6)	(0.2)	—	(5.8)
Operating (loss) income	(5.0)	106.4	29.7	—	131.1

Other expense, net:
Third party interest expense, net	15.0	4.7	0.8	—	20.5
Intercompany interest (income) expense, net	(1.0)	—	1.0	—	—
Interest expense, net	14.0	4.7	1.8	—	20.5
Other expense, net	—	—	0.3	—	0.3
Total other expense, net	14.0	4.7	2.1	—	20.8

Income from equity investees	89.0	21.1	—	(110.1)	—

Income before income taxes	70.0	122.8	27.6	(110.1)	110.3
Income tax benefit (provision)	6.6	(33.8)	(6.5)	—	(33.7)
Net income before non-controlling interests	76.6	89.0	21.1	(110.1)	76.6
Less: Net loss attributable to non-controlling interests	(1.2)	(1.2)	—	1.2	(1.2)
Net income attributable to Tempur Sealy International, Inc.	$77.8	$90.2	$21.1	$(111.3)	$77.8

Comprehensive income attributable to Tempur Sealy International, Inc.	$72.6	$90.5	$15.8	$(106.3)	$72.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$1,522.4	$641.2	$(57.4)		$2,106.2
Cost of sales	—	920.9	375.3	(57.4)		1,238.8
Gross profit	—	601.5	265.9	—		867.4
Selling and marketing expenses	4.2	308.9	148.3	—		461.4
General, administrative and other expenses	13.8	132.2	60.5	—		206.5
Customer termination charges, net	(8.4)	21.8	1.0	—		14.4
Equity income in earnings of unconsolidated affiliates	—	—	(10.6)	—		(10.6)
Royalty income, net of royalty expense	—	(15.0)	—	—		(15.0)
Operating (loss) income	(9.6)	153.6	66.7	—		210.7

Other expense, net:
Third party interest expense, net	44.7	19.4	12.1	—		76.2
Intercompany interest (income) expense, net	(3.6)	5.6	(2.0)	—		—
Interest expense, net	41.1	25.0	10.1	—		76.2
Other (income) expense, net	—	(13.6)	5.2	—	—	(8.4)
Total other expense, net	41.1	11.4	15.3	—		67.8

Income from equity investees	129.1	33.6	—	(162.7)		—

Income before income taxes	78.4	175.8	51.4	(162.7)		142.9
Income tax benefit (provision)	16.5	(46.7)	(17.8)	—		(48.0)
Net income before non-controlling interests	94.9	129.1	33.6	(162.7)		94.9
Less: Net loss attributable to non-controlling interests	(8.1)	—	(8.1)	8.1		(8.1)
Net income attributable to Tempur Sealy International, Inc.	$103.0	$129.1	$41.7	$(170.8)		$103.0

Comprehensive income attributable to Tempur Sealy International, Inc.	$130.1	$124.6	$73.4	$(198.0)		$130.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,835.0	$566.4	$(43.6)	$2,357.8
Cost of sales	—	1,106.3	305.1	(43.6)	1,367.8
Gross profit	—	728.7	261.3	—	990.0
Selling and marketing expenses	3.7	358.0	136.4	—	498.1
General, administrative and other expenses	12.8	146.3	48.5	—	207.6
Equity income in earnings of unconsolidated affiliates	—	—	(8.6)	—	(8.6)
Royalty income, net of royalty expense	—	(15.1)	—	—	(15.1)
Operating (loss) income	(16.5)	239.5	85.0	—	308.0

Other expense, net:
Third party interest expense, net	51.1	11.7	2.2	—	65.0
Intercompany interest (income) expense, net	(3.1)	(0.1)	3.2	—	—
Interest expense, net	48.0	11.6	5.4	—	65.0
Loss on extinguishment of debt	34.3	12.9	—	—	47.2
Other (income) expense, net	—	(1.4)	1.4	—	—
Total other expense, net	82.3	23.1	6.8	—	112.2

Income from equity investees	200.8	62.3	—	(263.1)	—

Income before income taxes	102.0	278.7	78.2	(263.1)	195.8
Income tax benefit (provision)	33.6	(77.9)	(15.9)	—	(60.2)
Net income before non-controlling interests	135.6	200.8	62.3	(263.1)	135.6
Less: Net loss attributable to non-controlling interests	(3.1)	(3.1)	—	3.1	(3.1)
Net income attributable to Tempur Sealy International, Inc.	$138.7	$203.9	$62.3	$(266.2)	$138.7

Comprehensive income attributable to Tempur Sealy International, Inc.	$144.4	$204.9	$67.2	$(272.1)	$144.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
September 30, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.7	$8.0	$33.1	$—	$41.8
Accounts receivable, net	—	12.6	351.0	—	363.6
Inventories	—	101.8	87.0	—	188.8
Income taxes receivable	254.1	—	—	(254.1)	—
Prepaid expenses and other current assets	0.2	48.0	14.9	—	63.1
Total Current Assets	255.0	170.4	486.0	(254.1)	657.3
Property, plant and equipment, net	—	348.5	75.6	—	424.1
Goodwill	—	500.2	232.7	—	732.9
Other intangible assets, net	—	580.4	91.5	—	671.9
Deferred income taxes	17.2	—	27.3	(17.2)	27.3
Other non-current assets	—	50.1	171.7	—	221.8
Net investment in subsidiaries	2,380.8	174.2	—	(2,555.0)	—
Due from affiliates	107.0	1,994.1	15.7	(2,116.8)	—
Total Assets	$2,760.0	$3,817.9	$1,100.5	$(4,943.1)	$2,735.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$169.1	$75.6	$—	$244.7
Accrued expenses and other current liabilities	21.4	166.6	85.2	—	273.2
Income taxes payable	—	267.0	13.5	(254.1)	26.4
Current portion of long-term debt	—	35.5	30.8	—	66.3
Total Current Liabilities	21.4	638.2	205.1	(254.1)	610.6
Long-term debt, net	1,041.4	598.2	47.1	—	1,686.7
Deferred income taxes	—	159.7	17.9	(17.2)	160.4
Other non-current liabilities	—	41.0	149.0	—	190.0
Due to affiliates	1,609.6	—	507.2	(2,116.8)	—
Total Liabilities	2,672.4	1,437.1	926.3	(2,388.1)	2,647.7

Redeemable non-controlling interest	3.4	—	3.4	(3.4)	3.4

Total Stockholders' Equity	84.2	2,380.8	170.8	(2,551.6)	84.2
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,760.0	$3,817.9	$1,100.5	$(4,943.1)	$2,735.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
December 31, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$7.9	$57.8	$—	$65.7
Accounts receivable, net	—	197.7	147.4	—	345.1
Inventories	—	117.1	79.7	—	196.8
Income taxes receivable	234.2	—	—	(234.2)	—
Prepaid expenses and other current assets	—	48.9	15.0	—	63.9
Total Current Assets	234.2	371.6	299.9	(234.2)	671.5
Property, plant and equipment, net	—	346.9	75.3	—	422.2
Goodwill	—	500.2	222.3	—	722.5
Other intangible assets, net	—	589.8	88.9	—	678.7
Deferred income taxes	20.6	—	22.5	(20.6)	22.5
Other non-current assets	—	41.7	143.5	—	185.2
Net investment in subsidiaries	2,207.4	77.7	—	(2,285.1)	—
Due from affiliates	168.4	1,874.7	14.3	(2,057.4)	—
Total Assets	$2,630.6	$3,802.6	$866.7	$(4,597.3)	$2,702.6

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$0.1	$157.0	$62.2	$—	$219.3
Accrued expenses and other current liabilities	6.8	172.6	70.7	—	250.1
Income taxes payable	—	235.9	4.1	(234.2)	5.8
Current portion of long-term debt	—	34.4	35.9	—	70.3
Total Current Liabilities	6.9	599.9	172.9	(234.2)	545.5
Long-term debt, net	1,040.4	776.5	0.9	—	1,817.8
Deferred income taxes	—	174.9	20.3	(20.6)	174.6
Other non-current liabilities	—	43.3	126.0	—	169.3
Due to affiliates	1,587.9	0.6	468.9	(2,057.4)	—
Total Liabilities	2,635.2	1,595.2	789.0	(2,312.2)	2,707.2

Redeemable non-controlling interest	7.6	—	7.6	(7.6)	7.6

Total Stockholders' (Deficit) Equity	(12.2)	2,207.4	70.1	(2,277.5)	(12.2)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,630.6	$3,802.6	$866.7	$(4,597.3)	$2,702.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(27.0)	$352.8	$(123.3)	$—	$202.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(35.9)	(7.5)	—	(43.4)
Contributions (paid to) received from subsidiaries and affiliates	—	(159.5)	159.5	—	—
Other	—	0.9	4.0	—	4.9
Net cash (used in) provided by investing activities	—	(194.5)	156.0	—	(38.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	523.8	462.1	—	985.9
Repayments of borrowings under long-term debt obligations	—	(703.2)	(421.5)	—	(1,124.7)
Net activity in investment in and advances from (to) subsidiaries and affiliates	66.1	21.4	(87.5)	—	—
Proceeds from exercise of stock options	6.5	—	—	—	6.5
Treasury stock repurchased	(44.9)	—	—	—	(44.9)
Payments of deferred financing costs	—	—	(0.5)	—	(0.5)
Other	—	(0.2)	(2.7)	—	(2.9)
Net cash provided by (used in) financing activities	27.7	(158.2)	(50.1)	—	(180.6)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(7.3)	—	(7.3)
Increase (decrease) in cash and cash equivalents	0.7	0.1	(24.7)	—	(23.9)
CASH AND CASH EQUIVALENTS, beginning of period	—	7.9	57.8	—	65.7
CASH AND CASH EQUIVALENTS, end of period	$0.7	$8.0	$33.1	$—	$41.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(30.4)	$38.2	$102.0	$—	$109.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(33.2)	(8.7)	—	(41.9)
Contributions (paid to) received from subsidiaries and affiliates	—	(76.8)	76.8	—	—
Net cash (used in) provided by investing activities	—	(110.0)	68.1	—	(41.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	600.0	1,214.6	56.9	—	1,871.5
Repayments of borrowings under long-term debt obligations	(375.0)	(1,246.6)	(37.7)	—	(1,659.3)
Net activity in investment in and advances from (to) subsidiaries and affiliates	136.5	22.6	(159.1)	—	—
Proceeds from exercise of stock options	15.2	—	—	—	15.2
Excess tax benefit from stock-based compensation	6.0	—	—	—	6.0
Treasury stock repurchased	(319.7)	—	—	—	(319.7)
Payments of deferred financing costs	(3.0)	(3.6)	—	—	(6.6)
Fees paid to lenders	(6.0)	(1.8)	—	—	(7.8)
Call premium on 2020 Senior Notes	(23.6)	—	—	—	(23.6)
Other	—	(1.6)	1.7	—	0.1
Net cash provided by (used in) financing activities	30.4	(16.4)	(138.2)	—	(124.2)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(8.6)	—	(8.6)
(Decrease) increase in cash and cash equivalents	—	(88.2)	23.3	—	(64.9)
CASH AND CASH EQUIVALENTS, beginning of period	—	119.7	34.2	—	153.9
CASH AND CASH EQUIVALENTS, end of period	$—	$31.5	$57.5	$—	$89.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the Annual Report, and accompanying Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our strategy, our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 and "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and nine months ended September 30, 2017, including the following topics:

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

General Business and Economic Conditions

Our business is affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to continue. We continue to make strategic investments, including: introducing new products; investing in increasing our global brand awareness; expanding our North American margins while maintaining market share; investing in our operating infrastructure to meet the requirements of our business; and taking other actions to further strengthen our business.

Termination of Mattress Firm Relationship

Mattress Firm, Inc. ("Mattress Firm") was a customer within the North America segment and was our largest customer in 2016. Mattress Firm represented 4.5% and 21.8% of our sales for the nine months ended September 30, 2017 and September 30, 2016, respectively. Our net sales to Mattress Firm declined 81.3% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Excluding net sales to Mattress Firm, our net sales increased 9.0% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

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

We intend to manage our business and costs going forward with the primary goal of recapturing market share and net sales. Accordingly, our expense reductions in the areas of manufacturing and marketing are not expected to be significant. With respect to our manufacturing, we will expect to experience certain lower operating efficiencies in the short term in order to retain our high-quality manufacturing capabilities, which we expect the market will need over time. We also expect to increase our marketing investment as a percentage of sales consistent with our long-term strategy of building and maintaining our brands to drive sales, and this may have an incremental negative impact on our profitability in the short-term.

With respect to our cash flow and liquidity, we do not expect that the Mattress Firm termination will have an unfavorable impact in 2017 as compared to 2016. With respect to the financial covenants in our debt facilities, we expect to remain in compliance with our financial covenants through the end of 2017 and beyond, notwithstanding the decrease in net sales and other impacts referred to above.

For further discussion of the risks associated with large customers, refer to "Risk Factors," under ITEM 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Results of Operations" included in ITEM 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

Financial Leverage

As of September 30, 2017, we had $1,762.9 million of total debt outstanding, and our adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA"), which is not accepted under U.S. generally accepted accounting principles ("GAAP") as a financial measure, was $474.1 million for the trailing twelve months ended September 30, 2017. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available. As of September 30, 2017, our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA calculated in accordance with our 2016 Credit Agreement was 3.70 times, within the covenant in our debt agreements which limits this ratio to 5.00 times for the trailing twelve months ended September 30, 2017. For more information on this non-GAAP measure and compliance with our 2016 Credit Agreement, please refer to “Non-GAAP Financial Information” below.

Commodities

Future changes in raw material prices could have a significant impact on our gross margin, and we expect commodity inflation of approximately $10 million in the fourth quarter of 2017. We also expect commodity inflation to continue in 2018.

Results of Operations

A summary of our results for the three months ended September 30, 2017 include:

•
Total net sales decreased 12.9% to $724.8 million from $832.4 million in the third quarter of 2016. On a constant currency basis, which is a non-GAAP financial measure, total net sales decreased 13.3%, with a decrease of 17.2% in the North America business segment and an increase of 7.0% in the International business segment.

•	Gross margin was 43.1% as compared to 43.5% in the third quarter of 2016.

•
Operating income decreased 27.8% to $94.6 million as compared to $131.1 million in the third quarter of 2016. Adjusted operating income, which is a non-GAAP financial measure, decreased 23.6% to $100.1 million as compared to $131.1 million in the third quarter of 2016.

•
Net income decreased 42.7% to $44.6 million as compared to $77.8 million in the third quarter of 2016. Adjusted net income, which is a non-GAAP financial measure, decreased 29.4% to $54.9 million as compared to $77.8 million in the third quarter of 2016.

•
Earnings before interest, tax, depreciation and amortization ("EBITDA") decreased 20.1% to $123.8 million as compared to $155.0 million for the third quarter of 2016. Adjusted EBITDA decreased 16.6% to $129.3 million as compared to $155.0 million in the third quarter of 2016.

•
Earnings per diluted share ("EPS") decreased 38.6% to $0.81 as compared to $1.32 in the third quarter of 2016. Adjusted EPS, which is a non-GAAP financial measure, decreased 24.2% to $1.00 as compared to $1.32 in the third quarter of 2016.

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

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE
THREE MONTHS ENDED SEPTEMBER 30, 2016

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended September 30,
(in millions, except percentages and per share amounts)	2017		2016
Net sales	$724.8	100.0%	$832.4	100.0%
Cost of sales	412.6	56.9	470.3	56.5
Gross profit	312.2	43.1	362.1	43.5
Selling and marketing expenses	155.4	21.4	175.2	21.0
General, administrative and other expenses	71.0	9.8	64.0	7.7
Equity income in earnings of unconsolidated affiliates	(3.5)	(0.5)	(2.4)	(0.2)
Royalty income, net of royalty expense	(5.3)	(0.7)	(5.8)	(0.7)
Operating income	94.6	13.1	131.1	15.7

Other expense, net:
Interest expense, net	32.0	4.4	20.5	2.5
Other expense, net	1.1	0.2	0.3	—
Total other expense, net	33.1	4.6	20.8	2.5

Income before income taxes	61.5	8.5	110.3	13.3
Income tax provision	(20.3)	(2.8)	(33.7)	(4.1)
Net income before non-controlling interests	41.2	5.7	76.6	9.2
Less: Net loss attributable to non-controlling interests	(3.4)	(0.5)	(1.2)	(0.1)
Net income attributable to Tempur Sealy International, Inc.	$44.6	6.2%	$77.8	9.3%

Earnings per common share:
Basic	$0.83		$1.34
Diluted	$0.81		$1.32

Weighted average common shares outstanding:
Basic	54.0		58.2
Diluted	54.9		58.8

NET SALES

	Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale channel	$664.0	$791.3	$547.3	$685.1	$116.7	$106.2
Direct channel	60.8	41.1	33.3	13.4	27.5	27.7
Total net sales	$724.8	$832.4	$580.6	$698.5	$144.2	$133.9

Net sales decreased 12.9%, and on a constant currency basis decreased 13.3%. The decrease in net sales was driven by:

•
North America net sales decreased $117.9 million, or 16.9%. Excluding Mattress Firm, North America net sales increased $53.6 million, or 10.2%, driven by growth across all of our brands. In the third quarter of 2016, net sales to Mattress Firm were $171.5 million. Net sales in the Wholesale channel decreased $137.8 million, or 20.1%, driven primarily by the termination of our contract with Mattress Firm. Excluding sales to Mattress Firm, Wholesale net sales increased 6.6%. During the third quarter of 2017, hurricanes impacted operations in two of our largest markets, Texas and Florida. We estimate that the hurricanes impacted our net sales in the third quarter by approximately $10 to $15 million. Additionally, sales to a national department store retailer in the wholesale channel significantly declined in 2017 as compared to 2016. Net sales in our Direct channel increased $19.9 million, or 148.5%, driven primarily by growth in e-commerce. Canada net sales increased 5.8% on a constant currency basis.

•
International net sales increased $10.3 million, or 7.7%. On a constant currency basis, International net sales increased 7.0%, driven primarily by growth in Asia-Pacific and Latin America. Net sales in the Wholesale channel increased 7.7% on a constant currency basis. Net sales in the Direct channel increased 4.3% on a constant currency basis.

GROSS PROFIT

	Three Months Ended September 30,
	2017		2016
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$238.4	41.1%	$290.1	41.5%	(0.4)%
International	73.8	51.2%	72.0	53.8%	(2.6)%
Consolidated gross margin	$312.2	43.1%	$362.1	43.5%	(0.4)%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Gross margin declined 40 basis points. The principal factors impacting gross margin for each segment are discussed below.

•
North America gross margin declined 40 basis points. The decline was primarily driven by the termination of the Mattress Firm relationship, which resulted in fixed cost deleverage of 160 basis points on lower net sales and 80 basis points of unfavorable brand mix. The loss of net sales had a disproportionate impact on higher gross margin Tempur products. We also recorded $1.0 million of hurricane-related manufacturing and logistics costs in the third quarter of 2017 due to the impact on certain manufacturing facilities and distribution centers. Additionally, the decline in gross margin was due to unfavorable commodity costs of 150 basis points, offset by operational improvements of 160 basis points, favorable channel mix of 100 basis points and favorable product mix of 60 basis points.

•	International gross margin declined 260 basis points. The decline was primarily driven by product launch costs of 130 basis points, as well as unfavorable channel mix and brand mix.

OPERATING EXPENSES

	Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$76.9	$104.3	$66.4	$95.8	$10.5	$8.5	$—	$—
Other selling and marketing expenses	78.5	70.9	45.5	39.3	31.6	30.7	1.4	0.9
General, administrative and other expenses	71.0	64.0	29.1	29.4	17.4	12.7	24.5	21.9
Total operating expenses	$226.4	$239.2	$141.0	$164.5	$59.5	$51.9	$25.9	$22.8

Selling and marketing expenses include advertising and media production associated with the promotion of our brands, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, and sales force compensation. We also include certain new product development costs, including market research and new product testing in selling and marketing expenses.

General, administrative and other expenses include salaries and related expenses, information technology, professional fees, depreciation of buildings, furniture and fixtures, machinery, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs.

Operating expenses decreased $12.8 million, or 5.4%, and improved 250 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses decreased $23.5 million, or 14.3%, and improved 70 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreased participation in our wholesale cooperative advertising programs, offset by unfavorable operating expense leverage, which includes investments in marketing.

•
International operating expenses increased $7.6 million, or 14.6%, and improved 250 basis points as a percentage of net sales. In the third quarter of 2017, we recognized $2.5 million of additional non-income tax obligations in one of our Latin American subsidiaries. We also recognized $1.9 million of additional bad debt expense associated with a European customer who initiated bankruptcy proceedings. The remaining changes in operating expenses were driven by increased investments in our advertising.

•	Corporate operating expenses increased $3.1 million, or 13.6%. The increase is primarily due to professional fees incurred in 2017 as compared to the same period in 2016.

OPERATING INCOME

	Three Months Ended September 30,
	2017		2016
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$99.7	17.2%	$128.3	18.4%	(1.2)%
International	20.8	14.4%	25.6	19.1%	(4.7)%
	120.5		153.9
Corporate expenses	(25.9)		(22.8)
Total operating income	$94.6	13.1%	$131.1	15.7%	(2.6)%

Operating income decreased $36.5 million and operating margin declined 260 basis points. The decreases in operating income and operating margin by segment are discussed below.

•
North America operating income decreased $28.6 million and operating margin declined 120 basis points. The decline in operating margin was primarily driven by the termination of our contract with Mattress Firm at the beginning of the second quarter, which resulted in gross margin decline and unfavorable operating expense leverage.

•
International operating income decreased $4.8 million and operating margin declined 470 basis points. The decline in operating margin was primarily driven by the decline in gross margin and increases in operating expenses. Operating expense increases include additional non-income tax obligations in one of our Latin American subsidiaries, additional bad debt expense associated with the bankruptcy of a European customer and increased investments in our advertising.

•	Corporate operating expenses increased $3.1 million, or 13.6%. The increase is primarily due to professional fees incurred in 2017 as compared to the same period in 2016.

INTEREST EXPENSE, NET

	Three Months Ended September 30,
(in millions, except percentages)	2017	2016	% Change
Interest expense, net	$32.0	$20.5	56.1%

Interest expense, net, increased $11.5 million, or 56.1%. In the third quarter of 2017, we incurred approximately $9.2 million of interest expense related to deferred payment programs on non-income tax obligations and local market financing arrangements in one of our Latin American subsidiaries. We are in the process of unwinding the deferred payment programs and financing arrangements, and we do not expect this type of interest expense to recur in the future.

INCOME TAX PROVISION

	Three Months Ended September 30,
(in millions, except percentages)	2017	2016	% Change
Income tax provision	$20.3	$33.7	(39.8)%
Effective tax rate	33.0%	30.6%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $13.4 million, or 39.8%. Our effective tax rate increased 240 basis points as the result of the net impact of discrete items for the three months ended September 30, 2017, which primarily related to the recognition of valuation allowances in one of our Latin American subsidiaries. There was no material net impact as the result of discrete items that impacted the effective tax rate in the period ending September 30, 2016.

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 2016

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Nine Months Ended September 30,
(in millions, except per share amounts)	2017		2016
Net sales	$2,106.2	100.0%	$2,357.8	100.0%
Cost of sales	1,238.8	58.8	1,367.8	58.0
Gross profit	867.4	41.2	990.0	42.0
Selling and marketing expenses	461.4	21.9	498.1	21.1
General, administrative and other expenses	206.5	9.8	207.6	8.8
Customer termination charges, net	14.4	0.7	—	—
Equity income in earnings of unconsolidated affiliates	(10.6)	(0.5)	(8.6)	(0.4)
Royalty income, net of royalty expense	(15.0)	(0.7)	(15.1)	(0.6)
Operating income	210.7	10.0	308.0	13.1

Other expense, net:
Interest expense, net	76.2	3.6	65.0	2.8
Loss on extinguishment of debt	—	—	47.2	2.0
Other income, net	(8.4)	(0.4)	—	—
Total other expense, net	67.8	3.2	112.2	4.8

Income before income taxes	142.9	6.8	195.8	8.3
Income tax provision	(48.0)	(2.3)	(60.2)	(2.5)
Net income before non-controlling interests	94.9	4.5	135.6	5.8
Less: Net loss attributable to non-controlling interests	(8.1)	(0.4)	(3.1)	(0.1)
Net income attributable to Tempur Sealy International, Inc.	$103.0	4.9%	$138.7	5.9%

Earnings per common share:
Basic	$1.91		$2.31
Diluted	$1.89		$2.28

Weighted average common shares outstanding:
Basic	54.0		60.1
Diluted	54.6		60.8

NET SALES

	Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale channel	$1,940.7	$2,242.4	$1,601.5	$1,910.4	$339.2	$332.0
Direct channel	165.5	115.4	86.8	36.3	78.7	79.1
Total net sales	$2,106.2	$2,357.8	$1,688.3	$1,946.7	$417.9	$411.1

Net sales decreased $251.6 million, or 10.7%, and on a constant currency basis decreased 10.4%. The decrease in net sales was driven by:

•
North America net sales decreased $258.4 million, or 13.3%. Net sales to Mattress Firm were $95.7 million prior to the termination of our contract at the beginning of the second quarter of 2017 as compared to $512.9 million for the nine months ended September 30, 2016, which resulted in a net sales decrease of $417.2 million. Excluding Mattress Firm, North America net sales increased $158.8 million, or 11.1%, driven by growth across all of our brands. Net sales in the Wholesale channel decreased $308.9 million, or 16.2%, driven primarily by the termination of our contract with Mattress Firm. Excluding sales to Mattress Firm, wholesale net sales increased 7.7%. During the third quarter of 2017, hurricanes impacted operations in two of our largest markets, Texas and Florida. We estimate that the hurricanes impacted our net sales in the third quarter by approximately $10 to $15 million. Additionally, sales to a national department store retailer in the Wholesale channel significantly declined in 2017 as compared to 2016. Net sales in our Direct channel increased $50.5 million, or 139.1%, driven primarily by growth in e-commerce. Canada net sales increased 6.6% on a constant currency basis.

•
International net sales increased $6.8 million, or 1.7%. On a constant currency basis, International net sales increased 3.8%, driven primarily by growth in Asia-Pacific and Latin America, which was offset by weakness in certain European markets. Net sales in the Wholesale channel increased 4.0% on a constant currency basis. Net sales in the Direct channel increased 3.2% on a constant currency basis.

GROSS PROFIT

	Nine Months Ended September 30,
	2017		2016
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$651.8	38.6%	$771.9	39.7%	(1.1)%
International	215.6	51.6%	218.1	53.1%	(1.5)%
Consolidated gross margin	$867.4	41.2%	$990.0	42.0%	(0.8)%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Gross margin declined 80 basis points. The principal factors impacting gross margin for each segment are discussed below.

•
North America gross margin declined 110 basis points. The decline was driven primarily by the termination of the Mattress Firm relationship, which resulted in unfavorable brand mix of 110 basis points and fixed cost deleverage of 110 basis points. In the first quarter of 2017, we also recorded charges associated with the Mattress Firm termination for an unfavorable impact of 70 basis points. These charges included a $5.4 million write-off of customer-unique inventory and $6.1 million of increased product obligations. The decline in gross margin was also due to unfavorable commodity costs of 90 basis points, offset by favorable channel mix of 140 basis points and operational productivity of 90 basis points. We recorded $1.0 million of hurricane-related manufacturing and logistics costs in the third quarter of 2017 due to the impact on certain manufacturing facilities and distribution centers.

•	International gross margin declined 150 basis points. The decline was driven primarily by product launch costs and mix.

OPERATING EXPENSES

	Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$220.9	$275.1	$193.4	$247.9	$27.5	$27.2	$—	$—
Other selling and marketing expenses	240.5	223.0	144.6	127.8	91.7	91.6	4.2	3.6
General, administrative and other expenses	206.5	207.6	92.5	93.7	41.7	40.3	72.3	73.6
Customer termination charges, net	14.4	—	20.9	—	0.8	—	(7.3)	—
Total operating expenses	$682.3	$705.7	$451.4	$469.4	$161.7	$159.1	$69.2	$77.2

Selling and marketing expenses include advertising and media production associated with the promotion of our brands, other marketing materials such as catalogs, brochures, videos, product samples, direct customer mailings and point of purchase materials, and sales force compensation. We also include certain new product development costs, including market research and new product testing in selling and marketing expenses.

General, administrative and other expenses include salaries and related expenses, information technology, professional fees, depreciation of buildings, furniture and fixtures, machinery, leasehold improvements and computer equipment, expenses for administrative functions and research and development costs.

Operating expenses decreased $23.4 million, or 3.3%, and improved 250 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses decreased $18.0 million and improved 260 basis points as a percentage of net sales. In the first quarter of 2017, we recorded $20.9 million of charges related to the Mattress Firm termination, which included the $17.2 million write-off of the March 31, 2017 value of customer incentives and marketing assets and $3.7 million of employee-related and professional fees. Additionally, we had unfavorable operating expense leverage, including investments in marketing. These were offset by decreased participation in our wholesale cooperative advertising programs.

•
International operating expenses increased $2.6 million and were flat as a percentage of net sales. In the third quarter of 2017, we recognized $2.5 million of non-income tax obligations in one of our Latin American subsidiaries. We also recognized $1.9 million of additional bad debt expense associated with a customer in Europe who went bankrupt. In the first quarter of 2017, we recorded $0.8 million of charges for certain employee-related expenses. These increases were offset by improved operating expense leverage.

•
Corporate operating expenses decreased $8.0 million, or 10.4%. The decrease in operating expenses was primarily driven by a $9.3 million benefit recorded in the first quarter of 2017 for the change in estimate associated with performance-based stock compensation that is no longer probable of payout following the Mattress Firm termination, offset by $0.9 million of accelerated stock-based compensation and $1.1 million of other employee-related expenses and professional fees. Additionally, we incurred $3.0 million of executive management transition expenses in the first quarter of 2016.

Research and development expenses for the nine months ended September 30, 2017 were $16.9 million compared to $19.7 million for the nine months ended September 30, 2016, a decrease of $2.8 million, or 14.2%.

OPERATING INCOME

	Nine Months Ended September 30,
	2017		2016
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$206.9	12.3%	$308.9	15.9%	(3.6)%
International	73.0	17.5%	76.1	18.5%	(1.0)%
	279.9		385.0
Corporate expenses	(69.2)		(77.0)
Total operating income	$210.7	10.0%	$308.0	13.1%	(3.1)%

Operating income decreased $97.3 million and operating margin declined 310 basis points. The decreases in operating income and operating margin by segment are discussed below.

•
North America operating income decreased $102.0 million and operating margin declined 360 basis points. The decline in operating margin was primarily driven by the termination of our contract with Mattress Firm at the beginning of the second quarter, which resulted in gross margin decline and unfavorable operating expense leverage. The decline in operating margin was also driven by charges of $32.4 million recorded in the first quarter of 2017 associated with the Mattress Firm termination. Cost of sales included $11.5 million of charges related to the write-off of customer-unique inventory and increased product obligations. Operating expenses included $20.9 million of charges related to the write-off of customer incentives and marketing assets, as well as employee-related expenses.

•	International operating income decreased $3.1 million and operating margin declined 100 basis points, which is primarily due to the decline in gross margin.

•
Corporate operating expenses decreased $7.8 million, which improved our consolidated operating margin by 40 basis points. In the first quarter of 2017, we recorded $8.4 million of net stock-based compensation benefit.

INTEREST EXPENSE, NET

	Nine Months Ended September 30,
(in millions, except percentages)	2017	2016	% Change
Interest expense, net	$76.2	$65.0	17.2%

Interest expense, net, increased $11.2 million, or 17.2%. During the third quarter of 2017, we incurred approximately $9.2 million of interest expense related to deferred payment programs on non-income tax obligations and local market financing arrangements in one of our Latin American subsidiaries. We are in the process of unwinding the deferred payment programs and financing arrangements, and we do not expect this type of interest expense to recur in the future. Additionally, during the second quarter of 2016, we incurred an additional $2.1 million of interest related to overlapping periods between the issuance of the 2026 Senior Notes on May 24, 2016 and redemption of the 2020 Senior Notes on June 23, 2016.

LOSS ON EXTINGUISHMENT OF DEBT

In the second quarter of 2016, we issued our 2026 Senior Notes and completed our 2016 Credit Agreement. The net proceeds of the 2026 Senior Notes offering were used in part to redeem the Company's 2020 Senior Notes. The net proceeds from the 2016 Credit Agreement were used to repay the 2012 Credit Agreement in full and to pay certain transaction fees and expenses incurred in connection with the negotiation and execution of 2016 Credit Agreement. In association with these transactions, we recorded a $47.2 million loss on extinguishment of debt. The $47.2 million loss includes a $23.6 million premium on the prepayment of our 2020 Senior Notes, $11.0 million and $4.8 million of deferred financing cost write-offs for the 2012 Credit Agreement and 2020 Senior Notes, respectively, and $1.9 million and $5.9 million of lender expenses for the 2016 Credit Agreement and 2026 Senior Notes, respectively.

OTHER INCOME, NET

Other income primarily includes $9.3 million of payments received pursuant to the transition agreements with Mattress Firm, which were entered into during the first quarter of 2017. During the fourth quarter of 2016, we spent approximately $13 million to support Mattress Firm with store transitions and product launches. The $9.3 million of payments received from Mattress Firm during the first quarter of 2017 were intended to partially reimburse that prior investment.

INCOME TAX PROVISION

	Nine Months Ended September 30,
(in millions, except percentages)	2017	2016	% Change
Income tax provision	$48.0	$60.2	(20.3)%
Effective tax rate	33.6%	30.7%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $12.2 million, or 20.3%. Our effective tax rate increased 290 basis points as the result of the net impact of discrete items for the nine months ended September 30, 2017, which primarily related to the recognition of valuation allowances in one of our Latin American subsidiaries, increases in uncertain tax positions, and the repatriation of cash from our Canadian subsidiary. There was no material net impact as the result of discrete items that impacted the effective tax rate in the period ending September 30, 2016.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, share repurchases, capital expenditures and working capital needs. As of September 30, 2017, we had working capital of $46.7 million, including cash and cash equivalents of $41.8 million, as compared to working capital of $126.0 million including $65.7 million in cash and cash equivalents as of December 31, 2016.

The decrease in working capital was primarily driven by decreases in cash and cash equivalents, as well as increases in accounts payable, income taxes payable and accrued expenses and other current liabilities. These changes were offset by an increase in accounts receivable. The decrease in cash and cash equivalents was primarily due to timing of principal and interest payments on our debt facilities, our share repurchase program and operating capital needs. Accounts payable changes are primarily driven by the timing of payments to vendors. Income taxes payable changes are primarily driven by the timing of estimated income tax payments. Accrued expenses and other current liabilities increases are primarily driven by the timing of interest payments on our senior notes, offset by the funding of employee compensation programs. Accounts receivable changes are primarily driven by net sales, in addition to timing of customer collections.

The table below presents net cash provided by (used in) operating, investing and financing activities for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$202.5	$109.8
Investing activities	(38.5)	(41.9)
Financing activities	(180.6)	(124.2)

Cash provided by operating activities increased $92.7 million in the nine months ended September 30, 2017 as compared to the same period in 2016. The increase in cash provided by operating activities was primarily the result of an increase in cash provided by operating assets and liabilities. In the third quarter of 2016, we paid a $92.0 million deposit with the Danish Tax Authority ("SKAT"). The remaining increase in cash provided by operating assets and liabilities was primarily due to changes in accounts payable and inventories. Additionally, we recorded a loss on extinguishment of debt of $47.2 million associated with financing activities in 2016. Cash provided by operating activities includes $9.3 million for payments received pursuant to the transition agreements with Mattress Firm.

Cash used in investing activities decreased $3.4 million in the nine months ended September 30, 2017 as compared to the same period in 2016. In 2017, we received $4.9 million in proceeds related to the sale of assets.

Cash used in financing activities increased $56.4 million in the nine months ended September 30, 2017 as compared to the same period in 2016. In 2017, we made net repayments of $138.8 million on our credit facilities, as compared to net borrowings of $212.2 million in 2016. This decrease was primarily offset by a decrease in share repurchases of $274.8 million in 2017 as compared to 2016. Additionally, we incurred other costs associated with the financing activities in 2016.

Capital Expenditures

Capital expenditures totaled $43.4 million and $41.9 million for the nine months ended September 30, 2017 and 2016, respectively. We currently expect our 2017 capital expenditures to be approximately $60 to $70 million, which relate to continued strategic investments that we believe will support our future plans.

Debt Service

On April 12, 2017, we entered into a securitization transaction with respect to certain accounts receivable. In connection with this transaction, we entered into a credit agreement that provides for revolving loans to be made from time to time in a maximum amount that varies over the course of the year based on the seasonality of our accounts receivable and that is subject to an overall limit of $120.0 million. Revolving loans extended under this facility bear interest at a floating rate equal to a one month LIBOR index plus 80 basis points.

Our obligations under the securitization facility are secured by the accounts receivable and certain related rights and the facility agreements contain customary events of default. We continue to own the accounts receivable, which continue to be reflected as assets on our Condensed Consolidated Balance Sheets. Borrowings under this facility are classified as long-term debt within the Condensed Consolidated Balance Sheets. This credit agreement matures on April 12, 2019. As of September 30, 2017, the amount outstanding under this facility was $46.5 million.

Our total debt decreased to $1,762.9 million as of September 30, 2017 from $1,901.0 million as of December 31, 2016. After giving effect to letters of credit outstanding of $21.9 million under the 2016 Credit Agreement, total availability under the revolving facility was $478.1 million as of September 30, 2017. Refer to Note 4, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for further discussion of our debt and applicable interest rates.

As of September 30, 2017, our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA as calculated in accordance with our 2016 Credit Agreement was 3.70 times, which was within the terms of the consolidated total net leverage ratio covenant set forth in the 2016 Credit Agreement, which limits this ratio to 5.00 times. As of September 30, 2017, we were in compliance with all of the financial covenants in our debt agreements.

Our business continues to generate significant cash flows from operations. Our target ratio of consolidated funded debt less qualified cash to Adjusted EBITDA is 3.5 times, and we expect that this ratio could typically range from 3.0 times to 4.0 times. We expect to continue to use excess cash flows from operations for debt repayment. Subject to market conditions, we may also resume our share repurchase program sometime in 2018.

For additional information, refer to "Non-GAAP Financial Information" below for the calculation of the ratio of consolidated funded debt less qualified cash to Adjusted EBITDA calculated in accordance with our 2016 Credit Agreement. Both consolidated funded debt and Adjusted EBITDA as used in discussion of our 2016 Credit Agreement are terms that are not recognized under GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted gross profit, adjusted gross margin, adjusted operating income (expense), adjusted operating margin, EBITDA, Adjusted EBITDA, consolidated funded debt and consolidated funded debt less qualified cash, and free cash flow, which are not recognized terms under GAAP and do not purport to be alternatives to net income and earnings per share as a measure of operating performance or an alternative to total debt. We believe these non-GAAP measures provide investors with performance measures that better reflect our underlying operations and trends, providing a perspective not immediately apparent from net income and operating income. The adjustments management makes to derive the non-GAAP measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP measure, but which management does not consider to be the fundamental attributes or primary drivers of our business, including the exclusion of charges associated with the Mattress Firm termination in the first quarter of 2017 and other costs.

We believe that exclusion of these items assists in providing a more complete understanding of our underlying results from continuing operations and trends, and management uses these measures along with the corresponding GAAP financial measures to manage our business, to evaluate our consolidated and business segment performance compared to prior periods and the marketplace, to establish operational goals and to provide continuity to investors for comparability purposes. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with GAAP and these non-GAAP measures should be considered supplemental in nature and should not be construed as more significant than comparable measures defined by GAAP. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. For more information about these non-GAAP measures and a reconciliation to the nearest GAAP measure, please refer to the reconciliations on the following pages.

Third Quarter 2017 Key Highlights

(in millions, except percentages and per common share amounts)	Three Months Ended		% Change	% Change Constant Currency (1)
	September 30, 2017	September 30, 2016
Net sales	$724.8	$832.4	(12.9)%	(13.3)%
Net income	44.6	77.8	(42.7)%	(43.3)%
Adjusted net income (1)	54.9	77.8	(29.4)%	(30.1)%
EPS	0.81	1.32	(38.6)%	(39.4)%
Adjusted EPS (1)	1.00	1.32	(24.2)%	(25.0)%
EBITDA (1)	123.8	155.0	(20.1)%	(20.6)%
Adjusted EBITDA (1)	129.3	155.0	(16.6)%	(17.1)%

(1)	This is a non-GAAP financial measure. Please refer to the reconciliations in the following tables.

Adjusted Net Income and Adjusted EPS

A reconciliation of GAAP net income to adjusted net income and a calculation of adjusted EPS is provided below. Management believes that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes at the end of the following table.

The following table sets forth the reconciliation of our GAAP net income to adjusted net income and a calculation of adjusted EPS for the three months ended September 30, 2017 and 2016:

	Three Months Ended
(in millions, except per share amounts)	September 30, 2017	September 30, 2016
GAAP net income	$44.6	$77.8
Latin American subsidiary charges (1)	11.7	—
Other costs (2)	3.0	—
Tax adjustments (3)	(4.4)	—
Adjusted net income	$54.9	$77.8

Adjusted earnings per common share, diluted	$1.00	$1.32

Diluted shares outstanding	54.9	58.8

(1)
In the third quarter of 2017, we recorded $11.7 million of charges related to non-income taxes and financing arrangements in one of our Latin American subsidiaries. Interest expense includes $9.2 million of charges, comprised of $4.9 million of interest expense on the non-income tax obligations and $4.3 million of interest expense on the financing arrangements. Operating expenses include $2.5 million of non-income tax charges.

(2)
In the third quarter of 2017, we incurred $3.0 million in other costs. Cost of sales include $1.0 million of hurricane-related manufacturing and logistics costs due to the impact on certain manufacturing facilities and distribution centers. Operating expenses include $2.0 million of bad debt expense associated with a customer's bankruptcy and donations for hurricane relief efforts.

(3)	Adjusted income tax provision represents adjustments associated with the aforementioned items and other discrete income tax events.

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

The following table sets forth the reconciliation of our reported GAAP gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
(in millions, except percentages)	Consolidated	Margin	North America (1)	Margin	International (2)	Margin	Corporate
Net sales	$724.8		$580.6		$144.2		$—

Gross profit	$312.2	43.1%	$238.4	41.1%	$73.8	51.2%	$—
Adjustments	1.0		1.0		—		—
Adjusted gross profit	$313.2	43.2%	$239.4	41.2%	$73.8	51.2%	$—

Operating income (expense)	$94.6	13.1%	$99.7	17.2%	$20.8	14.4%	$(25.9)
Adjustments	5.5		1.1		4.4		—
Adjusted operating income (expense)	$100.1	13.8%	$100.8	17.4%	$25.2	17.5%	$(25.9)

(1)	Adjustments for the North America business segment represent $1.1 million of hurricane-related costs, which were recorded primarily in cost of sales.
(2)
Adjustments for the International business segment represent $2.5 million of non-income tax charges in one of our Latin American subsidiaries and $1.9 million of bad debt expense associated with a customer's bankruptcy.

The following table sets forth our reported GAAP gross profit and operating income (expense) for the three months ended September 30, 2016. We had no adjustments to GAAP gross profit and operating income (expense) for the three months ended September 30, 2016:

	Three Months Ended September 30, 2016
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$832.4		$698.5		$133.9		$—

Gross profit	$362.1	43.5%	$290.1	41.5%	$72.0	53.8%	$—

Operating income (expense)	$131.1	15.7%	$128.3	18.4%	$25.6	19.1%	$(22.8)

EBITDA, Adjusted EBITDA, Consolidated Funded Debt Less Qualified Cash and Free Cash Flow

The following reconciliations are provided below:

•	GAAP net income to EBITDA and Adjusted EBITDA

•	Total debt to consolidated funded debt less qualified cash

•	Ratio of consolidated funded debt less qualified cash to Adjusted EBITDA

•	Net cash provided by operating activities to free cash flow

We believe that presenting these non-GAAP measures provides investors with useful information with respect to our operating performance and comparisons from period to period, as well as general information about our progress in reducing our leverage.

The following table sets forth the reconciliation of our reported GAAP net income to the calculations of EBITDA and Adjusted EBITDA for the three months ended September 30, 2017 and 2016:

	Three Months Ended
(in millions)	September 30, 2017	September 30, 2016
GAAP net income	$44.6	$77.8
Interest expense, net	32.0	20.5
Income taxes	20.3	33.7
Depreciation and amortization	26.9	23.0
EBITDA	$123.8	$155.0
Adjustments:
Latin American subsidiary charges (1)	2.5	—
Other costs (2)	3.0	—
Adjusted EBITDA	$129.3	$155.0

(1)
In the third quarter of 2017, we recorded $11.7 million of charges related to non-income taxes and financing arrangements in one of our Latin American subsidiaries. Interest expense includes $9.2 million of charges, comprised of $4.9 million of interest expense on the non-income tax obligations and $4.3 million of interest expense on the financing arrangements. Operating expenses include $2.5 million of non-income tax charges.

(2)
In the third quarter of 2017, the we incurred $3.0 million in other costs. Cost of sales include $1.0 million of hurricane-related manufacturing and logistics costs due to the impact on certain manufacturing facilities and distribution centers. Operating expenses include $2.0 million of bad debt expense associated with a customer's bankruptcy and donations for hurricane relief efforts.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and Adjusted EBITDA for the trailing twelve months ended September 30, 2017:

Trailing Twelve Months Ended
(in millions)	September 30, 2017
GAAP net income	$166.4
Interest expense, net	96.4
Income taxes	74.6
Depreciation and amortization	89.1
EBITDA	$426.5
Adjustments:
Customer termination charges (1)	34.3
Restructuring costs (2)	7.8
Latin American subsidiary charges (3)	2.5
Other costs (4)	3.0
Adjusted EBITDA	$474.1

Consolidated funded debt less qualified cash	$1,753.4

Ratio of consolidated funded debt less qualified cash to Adjusted EBITDA	3.70 times

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
(3)
In the third quarter of 2017, we recorded $11.7 million of charges related to non-income taxes and financing arrangements in one of our Latin American subsidiaries. Interest expense includes $9.2 million of charges, comprised of $4.9 million of interest expense on the non-income tax obligations and $4.3 million of interest expense on the financing arrangements. Operating expenses include $2.5 million of non-income tax charges.

(4)
In the third quarter of 2017, we incurred $3.0 million in other costs. Cost of sales include $1.0 million of hurricane-related manufacturing and logistics costs due to the impact on certain manufacturing facilities and distribution centers. Operating expenses include $2.0 million of bad debt expense associated with a customer's bankruptcy and donations for hurricane relief efforts.

Under our 2016 Credit Agreement, Adjusted EBITDA contains certain restrictions that limit adjustments to GAAP net income when calculating Adjusted EBITDA. For the twelve months ended September 30, 2017 and 2016, our adjustments to GAAP net income when calculating Adjusted EBITDA did not exceed the allowable amount under the 2016 Credit Agreement.

The ratio of Adjusted EBITDA under our 2016 Credit Agreement to consolidated funded debt less qualified cash is 3.70 times for the trailing twelve months ended September 30, 2017. Our 2016 Credit Agreement requires us to maintain a ratio of consolidated funded debt less qualified cash to Adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated funded debt less qualified cash as of September 30, 2017. "Consolidated funded debt" and "qualified cash" are terms used in our 2016 Credit Agreement for purposes of certain financial covenants.

(in millions)	September 30, 2017
Total debt, net	$1,753.0
Plus: Deferred financing costs (1)	9.9
Total debt	1,762.9
Plus: Letters of credit outstanding	22.4
Consolidated funded debt	$1,785.3
Less:
Domestic qualified cash (2)	17.2
Foreign qualified cash (2)	14.7
Consolidated funded debt less qualified cash	$1,753.4

(1)
We present deferred financing costs as a direct reduction from the carrying amount of the related debt in the Condensed Consolidated Balance Sheets. For purposes of determining total debt for financial covenant purposes, we have added these costs back to total debt, net as calculated in the Condensed Consolidated Balance Sheets.

(2)
Qualified cash as defined in the 2016 Credit Agreement equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

The following table sets forth the reconciliation of our net cash from operating activities to free cash flow for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2,017	2,016	2,017	2,016
Net cash provided by operating activities	$127.3	$57.9	$202.5	$109.8
Subtract: Purchases of property, plant and equipment	17.5	17.6	43.4	41.9
Free cash flow	$109.8	$40.3	$159.1	$67.9

Stockholders’ Equity

Share Repurchase Program

In February 2017, the Board authorized a $200.0 million increase in the existing share repurchase authorization for repurchases of Tempur Sealy International's common stock. During the first quarter of 2017, we repurchased 0.6 million shares for approximately $40.1 million. We did not repurchase any shares during the second quarter or third quarter of 2017 under this program. As of September 30, 2017, we had approximately $226.9 million remaining under the existing share repurchase authorization. For a complete description of our Share Repurchase Program, please refer to our Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations -Stockholders' Equity" included in ITEM 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flows from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of September 30, 2017, we had $1,762.9 million in total debt outstanding, and our Adjusted EBITDA was $129.3 million for the three months ended September 30, 2017. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $85.0 to $90.0 million in 2017.

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

During the third quarter of 2017, we recorded $11.7 million of charges, including interest expense of $9.2 million, related to deferred payment programs on non-income tax obligations and local market financing arrangements in one of our Latin American subsidiaries. We are in the process of unwinding the deferred payment programs and financing arrangements, and we will begin repaying these obligations and related interest in the fourth quarter of 2017.

At September 30, 2017, total cash and cash equivalents were $41.8 million, of which $17.2 million was held in the U.S. and $24.6 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position.

Contractual Obligations

On April 12, 2017, we entered into a securitization transaction with respect to certain accounts receivable. In connection with this transaction, we entered into a credit agreement that provides for revolving loans to be made from time to time in a maximum amount that varies over the course of the year based on the seasonality of our accounts receivable and that is subject to an overall limit of $120.0 million. The revolving loans bear interest at a floating rate equal to a one month LIBOR index plus 80 basis points.

Our obligations under the securitization transaction facility are secured by the accounts receivable and certain related rights and the facility agreements contain customary events of default. We continue to own the accounts receivable, which continue to be reflected as assets on our Condensed Consolidated Balance Sheets. Borrowings under this facility are classified as long-term debt within the Condensed Consolidated Balance Sheets. This credit agreement matures on April 12, 2019. As of September 30, 2017, the amount outstanding under this facility was $46.5 million.

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

On January 30, 2017, we agreed to terminate our relationship with Mattress Firm effective April 3, 2017. Mattress Firm was a customer within the North America segment and was our largest customer for 2016 and the first quarter of 2017. We conducted an interim impairment analysis on our North America reporting unit and indefinite-lived intangible assets during the first quarter of 2017, which indicated that the fair values of the North America reporting unit and indefinite-lived intangible assets remained substantially in excess of their carrying values. Despite that excess, however, impairment charges could still be required in the future if other significant economic events occur or our assumptions on how quickly we can recapture market share and net sales following the termination of our Mattress Firm relationship do not meet our current expectations. No additional impairment indicators were identified during the three months ended September 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1, "Summary of Significant Accounting Policies," to the accompanying consolidated financial statements for a summary of our foreign exchange forward contracts as of September 30, 2017.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. If the U.S. dollar weakened relative to the euro or other foreign currencies where we have operations, there would be a positive impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes positively impacted our Adjusted EBITDA by approximately 0.6% in the three months ended September 30, 2017. If the U.S. dollar strengthened relative to the euro or other foreign currencies where we have operations, there would be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our Adjusted EBITDA by approximately 1.1% in the nine months ended September 30, 2017. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at September 30, 2017, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $5.2 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

On September 30, 2017, we had variable-rate debt of approximately $609.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $6.1 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2017, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2017:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
July 1, 2017 - July 31, 2017	—		$—	—	$226.9
August 1, 2017 - August 31, 2017	—		$—	—	$226.9
September 1, 2017 - September 30, 2017	13,255	(1)	$62.10	—	$226.9
Total	13,255			—

(1)
Includes shares withheld upon the vesting of certain equity awards to satisfy tax withholding obligations. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or prior business day.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

10.1	Tempur Sealy International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31922) filed on July 26, 2017) (1)
10.2
Form of 2017 Performance Restricted Stock Unit Award Agreement (Project 650 Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-31922) filed on August 7, 2017) (1)

10.3	Employment and Non-Competition Agreement dated September 5, 2017, by and between Tempur Sealy International, Inc. and H. Clifford Buster, III (1)
10.4	2017 Performance Restricted Stock Unit Award Agreement dated as of September 5, 2017, between Tempur Sealy International, Inc. and H. Clifford Buster, III (1)
10.5	Restricted Stock Unit Award Agreement dated as of September 5, 2017, between Tempur Sealy International, Inc. and H. Clifford Buster, III (1)
10.6	Employment and Non-Competition Agreement dated October 13, 2017 by and between Tempur Sealy International, Inc. and Bhaskar Rao (1)
10.7	2017 Performance Restricted Stock Unit Award Agreement dated as of October 13, 2017, between Tempur Sealy International, Inc. and Bhaskar Rao (1)
10.8	Restricted Stock Unit Award Agreement dated October 13, 2017, between Tempur Sealy International, Inc. and Bhaskar Rao (1)
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

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

TEMPUR SEALY INTERNATIONAL, INC.

Date: November 9, 2017	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer