Form 10-K
period 2017-12-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2018-03-01
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
 None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
The aggregate market value of the common equity held by nonaffiliates of the registrant on June 30, 2017, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $2,453,261,637.
The number of shares outstanding of the registrant’s common stock as of February 26, 2018 was 54,324,879 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
On February 22, 2018, Tempur Sealy International, Inc. (the "Company") issued a press release to announce its financial results for the fourth quarter and year ended December 31, 2017. Subsequently, and in preparation of this 2017 Annual Report on Form 10-K, adjustments to previously reported net income were identified by management to record additional non-income tax obligations related to a Latin American subsidiary. As revised, the charges for 2017 are $25.7 million and for the prior years 2016, 2015, 2014 and 2013 are approximately $47.7 million in the aggregate. All the incremental charges since the Company’s press release are recorded as general, administrative and other expenses in the Company’s Consolidated Statement of Income, and the cumulative impact in each period is recorded in accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets. These adjustments are appropriately reflected in the audited financial statements included in this 2017 Annual Report on Form 10-K. These errors are immaterial to each of the prior reporting periods affected.
Additional information with respect to these changes can be found in Note 2, and additional updated quarterly information can be found in Note 17, of the Notes to Consolidated Financial Statements contained herein. The incremental charges do not impact adjusted EBITDA, adjusted EPS, adjusted operating profit or adjusted operating margin, which are non-GAAP financial measures, as reported in the Company’s February 22, 2018 press release.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which includes information concerning one or more of our plans; objectives; goals; strategies and key strategic growth initiatives; future revenues or performance; the anticipated impact on our business and financial performance resulting from the termination of our relationship with Mattress Firm, Inc. ("Mattress Firm"); the impact of the macroeconomic environment in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; uncertainties arising from global events; risks associated with our international operations; general economic, financial and industry conditions, particularly in the retail sector, as well as consumer confidence and the availability of consumer financing; competition in our industry; consumer acceptance of our products; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the ability to expand brand awareness; the ability to expand distribution both through third parties and through direct sales; the ability to develop and successfully launch new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the effects of consolidation of retailers on revenues and costs; the effects of strategic investments on our operations, including our efforts to expand our global market share; changing commodity costs; changes in product and channel mix and the impact on the Company's gross margin; initiatives to improve gross margin; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; effects of changes in foreign exchange rates on our reported earnings; the outcome of pending tax audits or other tax proceedings; the effect of future legislative or regulatory changes, including implementation of the European General Data Protection Regulation in May 2018; the outcome of regulatory and investigation proceedings, and outstanding litigation; financial flexibility; our expected sources of cash flow; changes in capital expenditures; our ability to effectively manage cash; and expectations regarding our target leverage and our share repurchase program. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, ITEM 7 of this Report. When used in this Report, the words "assumes," "estimates," "expects," “guidance,” “anticipates,” “proposed,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

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

When used in this Report, except as specifically noted otherwise, the term “Tempur Sealy International” refers to Tempur Sealy International, Inc. only, and the terms “Company,” “we,” “our,” “ours” and “us” refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term “Sealy” refers to Sealy Corporation and its historical subsidiaries. In addition, when used in this Report, “2016 Credit Agreement” refers to the Company’s senior credit facility entered into in the first quarter of 2016; “2012 Credit Agreement” refers to the Company’s prior senior credit facility entered into in 2012; “2026 Senior Notes” refers to the 5.50% senior notes due 2026 issued in 2016; “2023 Senior Notes” refers to the 5.625% senior notes due 2023 issued in 2015; ”2020 Senior Notes” refers to the 6.875% senior notes due 2020 retired in 2016; and "8.0% Sealy Notes” refers to Sealy’s 8.0% Senior Secured Third Lien Convertible Notes retired in 2016.

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

Strategy

Our long-term strategy is to drive earnings growth. Our goal is to improve the sleep of more people, every night, all around the world. In order to achieve our long-term strategy while managing the current economic and competitive environments, we will focus on developing the most innovative bedding products in all the markets we serve, investing in our brands, expanding our North America margins while executing our sales growth strategy, and optimizing our worldwide distribution. Through our strategy, we intend to generate earnings growth and strong cash flow that will be used to reduce debt to the extent appropriate and return value to stockholders.

Our Products and Brands

We have a comprehensive offering of products that appeal to a broad range of consumers, some of which are covered by one or more patents and/or patent applications. We also routinely introduce new mattress models, launch new products and update our existing mattress products in each of our segments.

In order to achieve our goal to improve the sleep of more people, every night, all around the world, one of our strategic initiatives is to leverage and strengthen our comprehensive portfolio of iconic brands and products. Our brand portfolio includes many highly recognized brands, including TEMPUR®, Tempur-Pedic®, Sealy® featuring Posturepedic® Technology and Stearns & Foster®, which are described below:

•
Tempur-Pedic® - Founded in 1991, the Tempur brand is our specialty innovation category leader designed to provide life changing sleep for our wellness-seeking consumers. Our proprietary Tempur material precisely adapts to the shape, weight and temperature of the consumer and creates fewer pressure points, reduces motion transfer and provides personalized comfort and support.

•
Stearns & Foster® - The Stearns & Foster brand offers our consumers high quality mattresses built by certified craftsmen who have been specially trained. Founded in 1846, the brand is designed and built with precise engineering and relentless attention to detail and fuses new innovative technologies with time-honored techniques, creating supremely comfortable beds.

•
Sealy® featuring Posturepedic® Technology - The Sealy brand originated in 1881 in Sealy, Texas, and for over a century has focused on offering trusted comfort, durability and excellent value while maintaining contemporary styles and great support. The Sealy Posturepedic brand, introduced in 1950, was engineered to provide all-over support and body alignment to allow full relaxation and deliver a comfortable night's sleep. In 2017, Sealy Posturepedic no longer represented its own separate brand as we united all of our Sealy products under one masterbrand, which features the Posturepedic Technology™ in the Sealy Performance™ and Sealy Premium™ collections.

•
Cocoon by SealyTM - The Cocoon by Sealy brand, introduced in 2016, is our offering in the below $1,000 e-commerce space, made with the high quality materials that consumers expect from Sealy, sold online at www.cocoonbysealy.com and delivered in a box directly to consumers' doorsteps.

In 2017, we introduced new products in our North America and International segments. In North America, we united all of our Sealy products under one masterbrand. Product introductions included new Sealy products in two distinct lines: Response and Conform. The new Sealy Essentials™, Sealy Performance™, and Sealy Premium™ Collections combine smart innovation, precise engineering and industry-leading testing to ensure quality and durability. Sealy's exclusive Posturepedic Technology™ is featured in the Performance and Premium Collections, offering the highest quality materials to target the right level of support for each area of the body. In addition, we relaunched our flagship line of Tempur mattresses in International to feature the iconic aesthetics similar to Tempur-Pedic mattresses available in North America.

In 2018, we are launching a new line of Tempur-Pedic products and a new Sealy Hybrid line in North America. The new Tempur-Pedic line includes the Tempur-Adapt and Tempur-ProAdapt series which are made from a unique combination of innovative materials that adapt and respond to the body’s needs. Both series feature a new, advanced pressure relief TEMPUR® material called TEMPUR-APR™. We are also launching a new line of Tempur-Adapt pillows and a new portfolio of adjustable bases. The new Sealy Hybrid line completes the relaunch of Sealy products under one masterbrand. The Sealy Hybrid line leverages the best technologies from the Sealy Response and Conform lines and features the DuoChill™ Cooling Sleep System which offers twice the cool-to-the-touch technology, nested coil technology with 20% more coils and Duraflex™ Coil Edge technology offering better edge support compared to our existing Sealy Hybrid.

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

Wholesale

Our Wholesale channel includes all third party retailers, including third party distribution, hospitality and healthcare, and represented 91.7% of net sales in 2017. Our top five customers, collectively and including Mattress Firm, accounted for approximately 22.8% of our sales for 2017.

Direct

Our Direct channel includes company-owned stores, e-commerce and call centers and represented 8.3% of net sales in 2017.

Marketing

Our overall marketing strategy is to drive consumer demand through the use of effective marketing. We invest across multiple media platforms to build brand awareness and drive consumer interest in our products. Our strategy varies by segment; however, the majority of our advertising programs are created on a centralized basis through our in-house advertising organization. In 2018, we plan to drive net sales through continued investments in new products, marketing and other initiatives.

North America

Our North America segment sells primarily through the Wholesale channel, which contributed 94.4% of North America segment sales in 2017. In North America, we advertise nationally on television, digitally and through consumer and trade print. In addition, we participate in cooperative advertising on a shared basis with some of our retail customers. Throughout the year, we relied on a series of strategic initiatives, which include new product introductions, advertising and in-store marketing investments.

International

Our International segment sells primarily through the Wholesale channel, which contributed 81.3% of International segment net sales in 2017. Our advertising strategy in our International segment focuses on building brand awareness, which we believe is important to increasing our overall market share. We advertise on television, digitally and through consumer and trade print, as well as cooperative advertising on a shared basis with some of our retail customers. We believe there is significant opportunity to drive sales growth in our International segment through the expansion of product lines within existing channels, increasing our market share in previously underpenetrated markets and, where appropriate, entering into new markets.

Seasonality

We believe that sales of products to furniture and bedding stores are typically subject to modest seasonality inherent in the bedding industry, with sales expected to be generally lower in the second and fourth quarters. We did not experience our typical seasonality in 2017 as we pursued our strategy to recapture market share in the U.S. following the termination of our relationship with Mattress Firm. Our sales in a particular quarter can also be impacted by new product launches. Additionally, the U.S. bedding industry generally experiences increases in sales around holidays and promotional periods.

Operations

Manufacturing and Distribution

Our products are currently manufactured and distributed through our global network of facilities. For a list of our principal manufacturing and distribution facilities, please refer to Item 2, "Properties".

Suppliers

We obtain the raw materials used to produce our pressure-relieving TEMPUR® material from outside sources. We currently acquire chemicals and proprietary additives for Tempur products from a number of suppliers with manufacturing locations around the world. These supplier relationships may be modified in order to maintain quality, cost, and delivery expectations. We do not consider ourselves dependent upon any single outside vendor as a source of raw materials for Tempur products and believe that sufficient alternative sources of supply for the same or similar raw materials are available. Additionally, we source a portion of the manufacturing of our adjustable bed bases and foundations from third party manufacturers. We do not consider ourselves dependent upon any single outside manufacturer as a source of these products.

Sealy product raw materials consist of polyurethane foam, polyester, polyethylene foam and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we source the majority of our requirements for polyurethane foam components and spring components for our Sealy and Stearns & Foster mattress units from a key supplier for each component.  These components are purchased under supply agreements. We also purchase a significant portion of our Sealy foundation parts from third party sources under supply agreements. We do not consider ourselves to be dependent in the long term upon any single outside vendor as a source of supply to our bedding business, and we believe over time that sufficient alternative sources of supply for the same, similar or alternative components are available. However if a key supplier for an applicable component failed to supply components in the amount we require, this could significantly interrupt production of our products and increase our production costs in the near term.

Research and Development

We have four research and development centers, three in the U.S. and one in Denmark, that conduct technology and product development. Additionally, we have a product testing facility that conducts hundreds of consumer tests annually. We believe our consumer-research driven approach to innovation results in best-in-class products that benefit the consumer. Research and development expenses were $21.7 million, $26.7 million and $28.7 million in 2017, 2016 and 2015, respectively.

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

We encounter competition from a number of bedding manufacturers in both the highly concentrated domestic and highly fragmented international markets. Participants in each of these markets compete primarily on price, quality, brand name recognition, product availability and product performance. Mattress and pillow manufacturers and retailers are seeking to increase their channels of distribution and are looking for new ways to reach the consumer, including the recent expansion in the number of U.S. and international companies pursuing online direct-to-consumer models for foam mattresses. In addition, retailers in both the U.S. and internationally are increasingly seeking to integrate vertically in the furniture and bedding industries, including by offering their own brands of mattresses and pillows.

The U.S. is the largest market in which we compete. Since 1996, U.S. wholesale bedding sales, which include mattresses and foundations, have grown at a compound annual growth rate, or "CAGR", of 6.0%, reaching over $8.0 billion in 2016 according to the International Sleep Products Association (“ISPA”). According to ISPA, U.S. mattress producer shipments increased 3.1% in 2016 as compared to 2015, making 2016 the seventh consecutive annual unit increase since 2010. Additionally, the value of mattress shipments increased 4.4% in 2016, also the seventh consecutive annual increase in dollar value since 2010. The value of mattress shipments set a new high in 2016. Unit shipments in 2016 set a new post-recession high, but are still below historical records, according to ISPA.

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

The U.S. mattress market has experienced consolidation among manufacturers in recent years. We, together with Serta Simmons Bedding, LLC, which sells products under the Serta and Simmons brands, collectively accounted for a significant share of the wholesale bedding industry revenues in 2016 based on figures obtained from ISPA and Furniture Today industry publications. The balance of the mattress market in the U.S. is served by a large number of other manufacturers. In addition, there has been consolidation of mattress retailers in the U.S. over the last several years, driven principally by Mattress Firm.

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

As of December 31, 2017, we held trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. TEMPUR® and Tempur-Pedic® are trademarks registered with the U.S. Patent and Trademark Office. In addition, we have U.S. applications pending for additional trademarks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the trademark remains in use. We also own numerous trademarks, trade names, service marks, logos and design marks, including Sealy®, Stearns & Foster® and Sealy Posturepedic®. We also license the Bassett® trade name in various territories under a long-term agreement.

We derive income from royalties by licensing Sealy® brands, technology and trademarks to other manufacturers. Our licenses include rights for the licensees to use trademarks as well as current proprietary or patented technology that we utilize. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. For the year ended December 31, 2017, our licensing activities as a whole generated unaffiliated net royalties of approximately $20.8 million.

Governmental Regulation

Our operations are subject to international, federal, state, and local consumer protection and other regulations, primarily relating to the mattress and pillow industry. These regulations vary among the states, countries, and localities in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. The U.S. Consumer Product Safety Commission has adopted rules relating to fire retardancy standards for the mattress industry. Many foreign jurisdictions also regulate fire retardancy standards. Future changes to these standards may require modifications to our products to comply with such changes. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products and the conduct of our operations and facilities. We have made and will continue to make capital and other expenditures necessary to comply with these requirements. Currently these expenditures are immaterial to our financial results.

Our principal waste products are foam and fabric scraps, wood, cardboard and other non-hazardous materials derived from product component supplies and packaging. We also periodically dispose of small amounts of used machine lubricating oil and air compressor waste oil, primarily by recycling. In the U.S., we are subject to federal, state and local laws and regulations relating to environmental health and safety, including the Federal Water Pollution Control Act and the Comprehensive Environmental Response, Compensation and Liability Act. We believe that we are in compliance with all applicable international, federal, state and local environmental statutes and regulations. We do not expect that compliance with international, federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, earnings or competitive position. We are not aware of any pending federal environmental legislation that would have a material impact on our operations, and have not been required to make, and do not expect to make, any material capital expenditures for environmental control facilities in the foreseeable future.

In connection with sales of our products, we often collect and process personal data from our customers. As such, we are subject to certain regulations relating to information technology and data privacy. For example, the European Union recently adopted the General Data Protection Regulation (“GDPR”), which is scheduled to take effect in May 2018. The GDPR will impose a new and expanded set of compliance requirements on companies, including us, that collect or process personal data from citizens living in the European Union. We have implemented a system in order to ensure compliance by the May 2018 deadline.

Employees

As of December 31, 2017, we had approximately 7,000 Tempur Sealy employees, approximately 4,600 of which are located in North America and 2,400 in the rest of the world. Approximately 34.5% of our employees are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We consider our overall relations with our workforce to be satisfactory. Our current collective bargaining agreements, which are typically one to three years in length, expire at various times through 2019. As of December 31, 2017, our North America segment employed approximately 300 individuals covered under collective bargaining agreements expiring in 2018 and our International segment employed approximately 500 individuals covered under collective bargaining agreements expiring in 2018.

Executive Officers of the Registrant

This information is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) under the section entitled “Proposal One—Election of Directors—Executive Officers.”

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

Our sales growth is dependent upon our ability to implement strategic initiatives and actions taken to increase sales growth may not be effective.

Our ability to generate sales growth is dependent upon a number of factors, including the following:

•	our ability to continuously improve our products to offer new and enhanced consumer benefits and better quality;

•	the ability of our future product launches to increase net sales;

•	the effectiveness of our advertising campaigns and other marketing programs in building product and brand awareness, driving traffic to our distribution channels and increasing sales;

•	our ability to expand into new distribution channels and grow our existing channels;

•	our ability to continue to successfully execute our strategic initiatives;

•	the level of consumer acceptance of our products; and

•	general economic factors that impact consumer confidence, disposable income or the availability of consumer financing.

Our new product launches may not be successful due to development delays, failure of new products to achieve anticipated levels of market acceptance and significant costs associated with failed product introductions, which could adversely affect our revenues and profitability.

Each year we invest significant time and resources in research and development to improve our product offerings and launch new products. We are planning a major product launch for our Tempur products in the U.S. in 2018, and our financial performance for 2018 is substantially dependent on the success of this launch. There are a number of risks inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, introduction costs, the speed of the rollout of the product and manufacturing inefficiencies may be greater than anticipated, which could impact profitability.

We operate in the highly competitive mattress and pillow industries, and if we are unable to compete successfully, we may lose customers and our sales may decline.

Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance across a range of distribution channels.

A number of our significant competitors offer mattress and pillow products that compete directly with our products. Any such competition by established manufacturers or new entrants into the market could have a material adverse effect on our business, financial condition and operating results. In addition, mattress and pillow manufacturers and retailers are seeking to increase their channels of distribution and are looking for new ways to reach the consumer, including the recent expansion in the number of companies pursuing online direct-to-consumer models for foam mattresses and in retailers offering their own lines of mattresses. In addition, retailers in the U.S. and internationally have integrated vertically in the furniture and bedding industries, and it is possible that such vertical integration may create circumstances that would negatively impact our net sales and results of operations. The pillow industry is characterized by a large number of competitors, none of which are dominant. The highly competitive nature of the mattress and pillow industries means we are continually subject to the risk of loss of market share, loss of significant customers, reductions in margins, and the inability to acquire new customers.

Because we depend on our significant customers, a decrease or interruption in their business with us would reduce our sales and results of operations.

No customer represented 10.0% or more of our net sales for 2017. Our top five customers, collectively and including Mattress Firm, accounted for approximately 22.8% of our sales for 2017. The credit environment in which our customers operate has been relatively stable over the past few years. We expect that some of the retailers that carry our products may consolidate, undergo restructurings or reorganizations, experience financial difficulty, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the impact of volume and other incentive programs related to these customers. Furthermore, as sales to our large customers grow, our credit exposure to these customers may also increase. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell products to them on favorable terms, if at all. A substantial decrease or interruption in business from these significant customers could result in the loss of future business and could reduce liquidity and profitability. In addition, the timing of large purchases by these customers could have an increasingly significant impact on our quarterly net sales and earnings.

We terminated our relationship with Mattress Firm, previously a customer in the North America segment, in 2017. Mattress Firm represented 21.4% and 23.7% of the Company’s sales for the years ended December 31, 2016 and 2015, respectively.

We are subject to a pending tax proceeding in Denmark, and an adverse decision or a negotiated settlement could adversely impact our results of operations and cash flows.
We have received income tax assessments from the Danish Tax Authority (“SKAT”). We believe the process to reach a final resolution of this matter could potentially extend over a number of years. If we are not successful in defending our position that we owe no additional taxes, we could be required to pay a significant amount to SKAT. In addition, we are pursuing a settlement with SKAT, which could also require us to pay a significant amount to SKAT. Each of these outcomes could have a material adverse impact on our results of operations and cash flows. In addition, prior to any ultimate resolution of this issue before the Danish National Tax Tribunal ("Tribunal"), the appeals division within SKAT, or the Danish courts, or a settlement of the matter with SKAT, based on a change in facts and circumstances, we may be required to further increase our uncertain tax liability associated with this matter, which could have a material impact on our reported earnings. For a description of these assessments and additional information with respect to these assessments please refer to Note 13, “Income Taxes,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report, and "Management's Discussion and Analysis" included in Part II, ITEM 7 of this Report.

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

Officials in some of the jurisdictions in which we do business have proposed or announced that they are considering changes in tax laws and/or other revenue raising laws and regulations, including how U.S. multi-national corporations are taxed on earnings. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017 (public law 115-97, the “U.S. Tax Reform Act”). The estimated impacts of the U.S. Tax Reform Act recorded during 2017, as well as the forward-looking estimates, are provisional in nature, and we will continue to assess the impact of the U.S. Tax Reform Act and provide additional information and record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable during the measurement period. Accordingly, the impact of the U.S. Tax Reform Act may differ from the our provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions we have currently made, including actions that we may take in future periods as a result of the U.S. Tax Reform Act.
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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including cyber-based attacks, could harm our ability to effectively operate our business.
We are increasingly dependent on information technology, including the Internet, for the storage, processing, and transmission of our electronic, business-related information assets. We leverage our internal information technology, infrastructures, and those of our service providers, to enable, sustain and support our global business interests. As such, our ability to effectively manage our business depends significantly on our information systems. The failure of our current systems, or future upgrades, to operate effectively or to integrate with other systems, or a breach in security of these systems could cause reduced efficiency of our operations, and remediation of any such failure, problem or breach could reduce our liquidity and profitability. Any disruptions caused by the failure of these systems could adversely impact our day-to-day business and decision making and could have a material adverse effect on our performance.

We are subject to laws and regulations relating to information technology security. For example, the GDPR, which is scheduled to take effect in May 2018, will impose a new and expanded set of compliance requirements on companies, including us, that collect or process personal data from citizens living in the European Union. While we have implemented a system in order to ensure compliance by the May 2018 deadline, that system may not be successful. Failure to comply with the GDPR could expose us to potentially significant liabilities.

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

In the event that we or our service providers are unable to prevent or detect and remediate cyber-based attacks or other security incidents in a timely manner, our operations could be disrupted or we may incur financial or reputational losses arising from the theft, misuse, unauthorized disclosure or destruction of our information assets.

Our leverage may limit our flexibility and increase our risk of default.

We operate in the ordinary course of our business with a certain amount of leverage. Our degree of leverage could have important consequences to our investors, such as:

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

•
limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting;

•	exposing us to variability in interest rates, as a substantial portion of our indebtedness is and will be at variable rates; and

•	limiting our ability to return capital to our stockholders, including through share repurchases.

In addition, the instruments governing our debt contain financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities and reduce our flexibility to respond to changing business and economic conditions, which could put us at a competitive disadvantage. Our failure to comply with these covenants may result in an event of default. If such event of default is not cured or waived, we may suffer adverse effects on our operations, business or financial condition, including acceleration of our debt. For further discussion regarding our debt covenants and compliance, refer to “Management’s Discussion and Analysis” included in Part II, ITEM 7 of this Report and Note 7, “Debt,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

Approximately 29% of our net sales were generated outside of the U.S. in 2017. As a multi-national company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. If the U.S. dollar strengthened relative to the Euro or other foreign currencies where we have operations, there would be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. In 2017, foreign currency exchange rate changes negatively impacted our net income by approximately 1.3% and negatively impacted adjusted EBITDA, which is a non-U.S. generally accepted accounting principle ("GAAP") financial measure, by approximately 0.6%. In 2018, we expect foreign exchange may negatively impact our results of operations. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions among certain subsidiaries. These hedging transactions may not succeed in managing our foreign currency exchange rate risk.

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

The bedding industry has been challenged by volatility in the price of petroleum-based and steel products, which affects the cost of polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Given the significance of the cost of these materials to our products, volatility in the prices of the underlying commodities can significantly affect profitability. We currently expect increases in many of our commodity costs in 2018. To the extent we are unable to absorb higher costs, or pass any such higher costs to our customers, our gross margin could be negatively affected, which could result in a decrease in our liquidity and profitability.

We cannot guarantee that we will repurchase our common stock pursuant to our stock repurchase program or that our stock repurchase program will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

On February 1, 2016, our Board of Directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase shares of our common stock. During 2016 and 2017, our Board of Directors increased the total authorization to $800.0 million. As of December 31, 2017, the Company had repurchased 9.3 million shares for approximately $573.1 million under the share repurchase authorization and had approximately $226.9 million remaining under the existing share repurchase authorization. Although our Board of Directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. Stock may be purchased from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. For example, the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

Our operating results are subject to fluctuations, including as a result of seasonality, which could make sequential quarter-to-quarter comparisons an unreliable indication of our performance and adversely affect the market price of our common stock.

A significant portion of our net sales are attributable to our Wholesale channel, particularly net sales to furniture and bedding stores. We believe that our sales of products to furniture and bedding stores are typically subject to modest seasonality inherent in the bedding industry, with sales expected to be generally lower in the second and fourth quarters. Our sales in a particular quarter can be impacted by new product launches. Additionally, the U.S. bedding industry generally experiences increases in sales around holidays and promotional periods. This seasonality means that a sequential quarter-to-quarter comparison may not be a good indication of our performance or of how we will perform in the future.

We are subject to risks from our international operations, such as complying with U.S. and foreign laws, foreign exchange exposure, tariffs, increased costs, political risks and our ability to expand in certain international markets, which could impair our ability to compete and our profitability.

We are a global company, selling our products in approximately 100 countries worldwide. We generated approximately 29% of our net sales outside of the U.S. in 2017, including in geographic areas where corruption has historically been a problem, and we continue to pursue additional international opportunities. We also participate in international license and joint venture arrangements with independent third parties. Our international operations are subject to the customary risks of operating in an international environment, including complying with U.S. laws affecting operations outside of the U.S. such as the Foreign Corrupt Practices Act; complying with foreign laws and regulations, including disparate anti-corruption laws and regulations; risks associated with varying local business customs; and the potential imposition of trade or foreign exchange restrictions, tariffs and other tax increases, fluctuations in exchange rates, inflation and unstable political situations and labor issues. We are also limited in our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Sealy® bedding products. Fluctuations in the rate of exchange between currencies in which we do business may affect our financial condition or results of operations.

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

Sealy product raw materials consist of polyurethane foam, polyester, polyethylene foam and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we source the majority of our requirements for polyurethane foam components and spring components for our Sealy and Stearns & Foster mattress units from a key supplier for each component.  These components are purchased under supply agreements. We also purchase a significant portion of our Sealy foundation parts from third party sources under supply agreements. We do not consider ourselves to be dependent in the long term upon any single outside vendor as a source of supply to our bedding business, and we believe over time that sufficient alternative sources of supply for the same, similar or alternative components are available. However, if a key supplier for an applicable component failed to supply components in the amount we require this could significantly interrupt production of our products and increase our production costs in the near term.

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

As of December 31, 2017, we had approximately 7,000 full-time employees. Approximately 34.5% of our employees are represented by various labor unions with separate collective bargaining agreements or government labor union contracts for certain international locations. Our North American collective bargaining agreements, which are typically three years in length, expire at various times during any given three year period. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew our various collective bargaining agreements on a timely basis or on favorable terms, or at all. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

We maintain certain defined benefit pension plans. In addition, hourly employees working at certain of Sealy’s domestic manufacturing facilities are covered by union sponsored retirement and health and welfare plans. These plans cover both active employees and retirees. The plans are currently underfunded, and under certain circumstances, including the decision to close or sell a facility, we could be required to pay amounts with respect to this underfunding. Such events may significantly impair our profitability and liquidity and the possibility of having to make these payments could affect our decision on whether to close or sell a particular facility. For more information, refer to Note 8, “Retirement Plans,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

In addition, our Board of Directors adopted a short-term stockholder rights agreement in February 2017 with an expiration date of February 7, 2018 and an ownership trigger threshold of 20%. This stockholder rights agreement was approved by the stockholders in May 2017, but expired pursuant to its terms in February 2018. However, our Board of Directors could determine in the future that adoption of a similar stockholder rights agreement is in the best interest of our stockholders and any such stockholder rights agreement, if adopted, could render more difficult, or discourage, a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding our principal facilities at December 31, 2017.

Name	Location	Approximate Square Footage	Title	Type of Facility
North America
Tempur Production USA, LLC	Albuquerque, New Mexico	800,000	Leased (a)	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Hagerstown, Maryland	615,600	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Plainfield, Indiana	614,000	Leased	Manufacturing
Tempur Production USA, LLC	Duffield, Virginia	581,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Conyers, Georgia	300,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Green Island, New York	257,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Richmond, California	241,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Orlando, Florida	225,050	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Brenham, Texas	220,500	Owned (a)	Manufacturing
Tempur Production USA, LLC	Mountain Top, Pennsylvania	210,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Trinity, North Carolina	180,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co., LLC	South Gate, California	172,000	Leased	Manufacturing
Sealy Canada, Ltd	Alberta, Canada	144,500	Owned	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Medina, Ohio	140,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Lacey, Washington	134,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Kansas City, Kansas	122,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Phoenix, Arizona	120,000	Leased	Manufacturing
Sealy Canada, Ltd	Toronto, Canada	120,000	Leased	Manufacturing
Sealy, Inc.	Trinity, North Carolina	105,500	Owned (a)	Office
Sealy Mattress Manufacturing Co., LLC	St. Paul, Minnesota	93,600	Owned (a)	Manufacturing
Sealy Canada, Ltd	Quebec, Canada	88,000	Owned	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Denver, Colorado	82,000	Owned (a)	Manufacturing
Tempur-Pedic Management, LLC	Lexington, Kentucky	77,400	Owned (a)	Office
Sealy Mattress Company of Puerto Rico	Carolina, Puerto Rico	44,000	Owned	Manufacturing
Tempur Retail Stores, LLC	Irving, Texas	10,225	Leased	Office

International
Dan-Foam ApS	Aarup, Denmark	523,000	Owned	Manufacturing
Sealy Argentina SRL	Buenos Aires, Argentina	144,000	Owned	Manufacturing
Tempur Deutschland GmbH	Steinhagen, Germany	143,500	Owned	Warehouse
Sealy Mattress Company Mexico, S. de R.L. de C.V.	Toluca, Mexico	130,500	Owned	Manufacturing
Tempur UK Ltd	Middlesex, United Kingdom	61,000	Leased	Warehouse
Tempur France	Ile de France, France	53,800	Leased	Warehouse

(a)	We have granted a mortgage or otherwise encumbered our interest in this facility as collateral for secured indebtedness.

 In addition to the properties listed above, we have other facilities in the U.S. and other countries, the majority under leases with one to ten year terms. The manufacturing facility in Albuquerque, New Mexico is leased as part of the related industrial revenue bond financing. We have an option to repurchase the property for one dollar upon termination of the lease.

We believe that our existing properties are suitable for the conduct of our business, are adequate for our present needs and will be adequate to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

(a) David Buehring, Individually and on Behalf of All Others Similarly Situated v. Tempur Sealy International, Inc., Scott L. Thompson, and Barry A. Hytinen, filed March 24, 2017.
On March 24, 2017, a suit was filed against Tempur Sealy International, Inc. and two of its officers in the U.S. District Court for the Southern District of New York, purportedly on behalf of a proposed class of stockholders who purchased Tempur Sealy common stock between July 28, 2016 and January 27, 2017. The complaint alleges that the Company made materially false and misleading statements regarding its then existing and future financial prospects, including those with one of its retailers, Mattress Firm, allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company does not believe the claims have merit and intends to vigorously defend against these claims. A Motion to Dismiss the case was filed by the Company on October 5, 2017. The plaintiffs filed their opposition to the Motion to Dismiss on November 20, 2017, and the Company filed its reply on December 21, 2017. The Court has not yet ruled on the Company’s Motion to Dismiss. The case is still in the early stages of litigation and there has been no discovery in the case. As a result, the outcome of the case is unclear and the Company is unable to reasonably estimate the possible loss, or range of loss, if any. Accordingly, the Company can give no assurance that this matter will not have a material adverse effect on the Company’s financial position or results of operations.

(b) Myla Gardner v. Scott L. Thompson, Barry A. Hytinen, Evelyn S. Dilsaver, John A. Heil, Jon L. Luther, Usman Nabi, Richard W. Neu, Robert B. Trussell, Jr. and Tempur Sealy International, Inc., filed July 10, 2017; Joseph L. Doherty v. Scott L. Thompson, Barry A. Hytinen, Evelyn S. Dilsaver, John A. Heil, Jon L. Luther, Usman Nabi, Richard W. Neu, Robert B. Trussell, Jr. and Tempur Sealy International, Inc., filed July 20, 2017; and Paul Onesti v. Scott L. Thompson, Barry A. Hytinen, Evelyn S. Dilsaver, John A. Heil, Jon L. Luther, Usman Nabi, Richard W. Neu, Robert B. Trussell, Jr. and Tempur Sealy International, Inc., filed July 21, 2017.
Three putative shareholder derivative suits were filed against the Company, each member of its Board of Directors and two of its officers in July 2017. Two suits were filed in the Fayette County Circuit Court on July 10, 2017 and July 14, 2017, respectively, and the third was filed in the U.S. District Court for the Eastern District of Kentucky on July 21, 2017. Each complaint alleges that the Board of Directors and officers caused the Company to make materially false and misleading statements regarding its business and financial prospects, including those with one of its retailers, Mattress Firm, which was a violation of the fiduciary duties they owed to the Company. The Company does not believe any of the suits have merit and intends to vigorously defend against the claims in each case. The Plaintiffs in each of the cases have agreed to stay their respective actions until after a decision is rendered on the Motion to Dismiss in the Buehring action noted above. These cases are in the early stages of litigation, and as a result the outcome of each case is unclear, so the Company is unable to reasonably estimate the possible loss, or range of loss, if any.

(c) Mattress Firm, Inc. v. Tempur-Pedic North America, LLC and Sealy Mattress Company, filed March 30, 2017.
On March 30, 2017, a suit was filed against Tempur-Pedic North America, LLC and Sealy Mattress Company (two wholly-owned subsidiaries of the Company) in the District Court of Harris County, Texas by Mattress Firm. The complaint alleges breach of contract, tortious interference and seeks a declaratory judgment with respect to the interpretation of its agreements with the Company. On April 7, 2017, the Company's subsidiaries named above, among others, filed suit against Mattress Firm in the U.S. District Court for the Southern District of Texas, Houston Division, seeking injunctive relief and damages for trademark infringement, unfair competition and trademark dilution in violation of the Lanham Act, and breach of contract and other state law violations. The complaint alleges that Mattress Firm violated the parties' transition agreements dated January 30, 2017, and consequently, federal and state law, by its use of the Company’s trademarks after April 3, 2017. On April 28, 2017, the complaint was amended to add a claim by Sealy Mattress Company for nonpayment by Mattress Firm for products sold and delivered. On May 23, 2017, the complaint was further amended to add allegations that Mattress Firm continued to use the Company’s trade names and trademarks on its website and in advertising in an inappropriate manner. On July 11, 2017, the Court issued a preliminary injunction prohibiting Mattress Firm from using the Company’s names and marks in such manner. On July 17, 2017, the complaint was further amended to add allegations that despite representations to the contrary, Mattress Firm continued to use the Company’s trade names and trademarks on its website and in advertising. On July 31, 2017, the complaint was further amended to address false and misleading advertising by Mattress Firm in the form of a YouTube video in violation of federal and state law, and in violation of the agreements between the parties. On December 7, 2017, the complaint was further amended to address false and misleading advertising by Mattress Firm through their Dare to Compare advertising campaign. Discovery is proceeding in both the Texas District Court case filed by Mattress Firm and the U.S. District Court case filed by the Company’s subsidiaries.

The Company does not believe the claims asserted by Mattress Firm have merit and intends to vigorously defend against them. The cases are still in the early stages of litigation, and as a result, the outcome remains unclear so the Company is unable to reasonably estimate the possible loss, or range of loss, if any. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our sole class of common equity is our $0.01 par value common stock, which trades on the New York Stock Exchange ("NYSE") under the symbol “TPX.” Trading of our common stock commenced on the NYSE on December 18, 2003. Prior to that time, there was no public trading market for our common stock.

The following table sets forth the high and low sales prices per common share, at closing, of our common stock as reported by the NYSE.

	Price Range
	High	Low
Fiscal 2017
First Quarter	$69.50	$42.20
Second Quarter	53.39	40.58
Third Quarter	64.52	50.11
Fourth Quarter	67.63	51.32

Fiscal 2016
First Quarter	$69.32	$52.51
Second Quarter	62.76	53.95
Third Quarter	82.04	53.95
Fourth Quarter	68.99	50.94

As of February 26, 2018, we had approximately 81 stockholders of record of our common stock.

Dividends

We do not pay a dividend. The decision to pay a dividend in future periods is reviewed by our Board of Directors on a periodic basis. Further, we are subject to certain customary restrictions on dividends under our 2016 Credit Agreement and Indentures. See Note 7, "Debt," in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a discussion of the 2016 Credit Agreement and Indentures.

Issuer Purchases of Equity Securities

In 2016, our Board of Directors authorized a stock repurchase program pursuant to which we were authorized to repurchase shares of our common stock for a total repurchase price of not more than $600.0 million. In February 2017, the Board authorized an increase of $200.0 million to its existing share repurchase authorization for repurchases of Tempur Sealy International's common stock. For the year ended December 31, 2017, we repurchased 0.6 million shares for approximately $40.1 million under the share repurchase authorization and had approximately $226.9 million remaining under the existing share repurchase authorization.

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

The following table shows that we made no purchases of our common stock for the three months ended December 31, 2017:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
October 1, 2017 - October 31, 2017	—	$—	—	$226.9
November 1, 2017 - November 30, 2017	—	$—	—	$226.9
December 1, 2017 - December 31, 2017	—	$—	—	$226.9
Total	—		—

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

The following table compares cumulative stockholder returns for us over the last five years to the Standard & Poor’s ("S&P") 500 Stock Composite Index, and a peer group. The S&P 500 Composite Index is a capitalization weighted index of 500 stocks intended to be a representative sample of leading companies in leading industries within the U.S. economy. The stocks are chosen for market size, liquidity and industry group representation. We believe the peer group discussed below closely reflects our business and, as a result, provides a meaningful comparison of stock performance.

The peer issuers included in this graph are set forth below in the table. In 2017, the peer group was changed to remove Lexmark International, Inc., which was acquired in 2016 by Ninestar Holdings Company Limited, and to remove Harman International Industries, Inc., which was acquired in 2016 by Samsung Electronics Co., Ltd. In addition, in 2017 Dorel Industries Inc., Fossil Group, Inc., and Mohawk Industries, Inc. were removed due to no longer meeting our revenue criteria and RH was added to the peer group.

2017 Peer Group

Brunswick Corporation (BC)	La-Z-Boy Incorporated (LZB)	Steelcase Inc. (SCS)
Carter's, Inc. (CRI)	Leggett & Platt, Incorporated (LEG)	Tupperware Brands Corporation (TUP)
Columbia Sportswear Company (COLM)	lululemon athletica inc. (LULU)	Under Armour, Inc. (UA)
Deckers Outdoor Corporation (DECK)	Herman Miller, Inc. (MLHR)	Williams-Sonoma, Inc. (WSM)
Gildan Activewear Inc. (DII/A)	Polaris Industries Inc. (PII)	Wolverine World Wide, Inc. (WWW)
Hanesbrands Inc. (HBI)	RH (RH)
Hasbro, Inc. (HAS)	Sleep Number Corporation (SNBR)

2016 Peer Group

Brunswick Corporation (BC)	Harman International Industries,Inc.(HAR)	Polaris Industries Inc. (PII)
Carter's, Inc. (CRI)	Hasbro, Inc. (HAS)	Sleep Number Corporation (SNBR)
Columbia Sportswear Company (COLM)	La-Z-Boy Incorporated (LZB)	Steelcase Inc. (SCS)
Deckers Outdoor Corporation (DECK)	Leggett & Platt, Incorporated (LEG)	Tupperware Brands Corporation (TUP)
Dorel Industries Inc. (DII/A)	Lexmark International, Inc. (LXK)	Under Armour, Inc. (UA)
Fossil Group, Inc. (FOSL)	lululemon athletica inc. (LULU)	Williams-Sonoma, Inc. (WSM)
Gildan Activewear Inc. (GIL)	Herman Miller, Inc. (MLHR)	Wolverine World Wide, Inc. (WWW)
Hanesbrands Inc. (HBI)	Mohawk Industries, Inc. (MHK)

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Tempur Sealy International, Inc.	$100.00	$171.36	$174.37	$223.75	$216.83	$199.08
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
2016 Peer Group	100.00	142.09	155.93	143.10	148.25	174.21
2017 Peer Group	100.00	142.76	161.75	148.06	149.64	176.40

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. As described in Note 2, "Revisions of Previously-Issued Financial Statements" of the Notes to the Consolidated Financial Statements included in Part II, ITEM 8 of this Report, amounts presented for 2016 and prior periods reflect revisions to correct certain immaterial errors related to a subsidiary in Latin America. Our Consolidated Financial Statements as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 are included in Part II, ITEM 8 of this Report.

(in millions, except per common share amounts)
Statement of Income Data:	2017	2016	2015	2014	2013 (1)
Net sales	$2,754.4	$3,128.9	$3,154.6	$2,986.0	$2,456.8
Cost of sales	1,613.7	1,821.4	1,905.4	1,840.4	1,457.7
Gross profit	1,140.7	1,307.5	1,249.2	1,145.6	999.1
Operating expense, net	852.3	897.1	942.7	875.5	775.4
Operating income	288.4	410.4	306.5	270.1	223.7
Interest expense, net	108.0	91.6	102.5	92.8	110.8
Loss on extinguishment of debt	—	47.2	—	—	—
Loss on disposal, net	—	—	—	23.2	—
Other (income) expense, net	(8.0)	(0.2)	12.9	(13.7)	5.0
Income before income taxes	188.4	271.8	191.1	167.8	107.9
Income tax provision (2)	(47.7)	(86.8)	(125.4)	(64.9)	(49.1)
Net income before non-controlling interests	140.7	185.0	65.7	102.9	58.8
Less: net (loss) income attributable to non-controlling interests	(10.7)	(5.6)	1.2	1.1	0.3
Net income attributable to Tempur Sealy International, Inc.	$151.4	$190.6	$64.5	$101.8	$58.5

Balance Sheet Data (at end of period):
Cash and cash equivalents	$41.9	$65.7	$153.9	$62.5	$81.0
Total assets	2,694.0	2,698.8	2,652.0	2,573.2	2,722.6
Total debt, net	1,644.6	1,779.0	1,420.8	1,537.0	1,808.9
Capital leases and other debt	108.5	109.1	34.0	27.7	27.6
Redeemable non-controlling interest	2.2	7.6	12.4	12.6	11.5
Total stockholders' equity (deficit)	112.5	(41.9)	267.8	180.6	99.1

Other Financial and Operating Data:
Dividends per common share	$—	$—	$—	$—	$—
Depreciation and amortization (3)	94.6	89.5	93.9	89.7	91.5
Net cash provided by operating activities	222.9	165.5	234.2	225.2	98.5
Net cash used in investing activities	(62.1)	(62.4)	(59.7)	(10.4)	(1,213.0)
Net cash (used in) provided by financing activities	(175.2)	(185.1)	(90.7)	(238.1)	1,013.4
Basic earnings per common share	2.80	3.23	1.05	1.67	0.97
Diluted earnings per common share	2.77	3.19	1.03	1.64	0.95
Capital expenditures	67.0	62.4	65.9	47.5	40.0

(1)
Includes Sealy results of operations from March 18, 2013 through December 31, 2013. Information presented for periods prior to our acquisition of Sealy on March 18, 2013 do not include Sealy and as a result, the information may not be comparable.

(2)
Income tax provision for 2015 includes approximately $60.7 million related to changes in estimate related to the uncertain tax position regarding the Danish Tax Matter, as defined in Note 13, "Income Taxes," in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report. The income tax provision for 2017 includes the provisional impact of the U.S. Tax Reform Act.

(3)
Includes $13.3 million, $16.2 million, $22.5 million, $13.4 million, $16.9 million in non-cash, stock-based compensation expense related to restricted stock units, performance restricted stock units, deferred stock units and stock options in 2017, 2016, 2015, 2014, and 2013, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Part II, ITEM 6 of this Report and the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Report. In addition, certain prior period amounts have been revised to correct for errors related to those prior periods. Refer to Note 2, Revisions of Previously-Issued Financial Statements, of the Notes to the Consolidated Financial Statements included in Part II, ITEM 8 of this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and Part I, ITEM 1A of this Report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the years ended December 31, 2017, 2016 and 2015, including the following topics:

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

We sell our products through two distribution channels in each operating business segment: Wholesale (third party retailers, including third party distribution, hospitality and healthcare); and Direct (company-owned stores, e-commerce, and call centers).

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

Termination of Mattress Firm Relationship

Mattress Firm was a customer within the North America segment and was our largest customer in 2016. Mattress Firm represented 3.5% and 21.4% of our sales for the year ended December 31, 2017 and 2016, respectively. During the week of January 23, 2017, we were unexpectedly notified by the senior management of Mattress Firm and representatives of Steinhoff International Holdings Ltd., its parent company, of Mattress Firm's intent to terminate its business relationship with us if we did not agree to considerable changes to our agreements with Mattress Firm, including significant economic concessions. We engaged in discussions to facilitate a mutually agreeable supply arrangement with Mattress Firm. However, we were unable to reach an agreement, and on January 27, 2017, Tempur-Pedic North America, LLC. ("Tempur-Pedic") and Sealy Mattress Company ("Sealy Mattress") issued formal termination notices for all of their products to Mattress Firm. On January 30, 2017, Tempur-Pedic and Sealy Mattress entered into transition agreements with Mattress Firm in which they agreed, among other things, to continue supplying Mattress Firm until April 3, 2017, at which time the parties’ business relationship ended.

While the loss of the Mattress Firm relationship had a material impact on our operating results in 2017, we believe the termination of the business relationship is in the long-term interests of our stockholders. Our net sales to Mattress Firm declined 85.7% in 2017 as compared to 2016. Excluding net sales to Mattress Firm, our net sales increased 8.1% in 2017 as compared to 2016.

During 2017, we took steps to manage our cost structure as a result of the termination of the business relationship with Mattress Firm. In 2017, we managed our business and costs with the primary goal of recapturing market share and net sales. Accordingly, our expense reductions in the areas of manufacturing and marketing were not significant. With respect to our manufacturing, we experienced certain lower operating efficiencies in the short term in order to retain our high-quality manufacturing capabilities, which we expect the market will need over time. In addition, we increased our marketing investment as a percentage of sales consistent with our long-term strategy of building and maintaining our brands to drive sales.

To improve net sales and volume leverage in 2018, we will continue to focus on increasing the balance of share with our Wholesale customers and increasing doors in certain under-served markets.

Strategy

Our long-term strategy is to drive earnings growth. Our goal is to improve the sleep of more people, every night, all around the world. In order to achieve our long-term strategy while managing the current economic and competitive environments, we will focus on developing the most innovative bedding products in all the markets we serve, investing in our brands, expanding our North America margins while executing our sales growth strategy and optimizing our worldwide distribution. Through our strategy, we intend to generate earnings growth and strong cash flow that will be used to reduce debt to the extent appropriate and return value to stockholders. For a complete overview of our business, including a description of our business segments, see "Business" under Part I, ITEM 1 of this Report.

Factors That Could Impact Results of Operations

The factors outlined below could impact our future results of operations. For more extensive discussion of these and other risk factors, please refer to "Risk Factors" under Part I, ITEM 1A in this Report.

General Business and Economic Conditions

Our business is affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to continue. We continue to make strategic investments, including: introducing new products; investing in increasing our global brand awareness; expanding our North America margins while executing our sales growth strategy; investing in our operating infrastructure to meet the requirements of our business; and taking other actions to further strengthen our business.

Termination of Mattress Firm Relationship

As discussed above, in January 2017, Tempur-Pedic and Sealy Mattress issued formal termination notices for all of their products to Mattress Firm and entered into transitional supply arrangements with Mattress Firm, which ended our business relationship on April 3, 2017. In the first quarter of 2017, our sales to Mattress Firm were $94.5 million and we received $9.3 million of one-time payments pursuant to the transition agreements with Mattress Firm. Since we will have no sales to Mattress Firm in the first quarter of 2018, our year-over-year comparison will be negatively impacted.

Exchange Rates

As a multi-national company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign currency exchange rates. Foreign currency exchange rate movements also create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions among certain subsidiaries. These hedging transactions may not succeed in managing our foreign currency exchange rate risk. Consequently, our reported earnings and financial position could fluctuate materially as a result of foreign exchange gains or losses. Additionally, the operations of our foreign currency denominated subsidiaries result in foreign currency translation fluctuations in our consolidated operating results. These operations do not constitute transactions which qualify for hedge accounting treatment. Therefore, we do not hedge the translation of foreign currency operating results into the U.S. dollar. Should currency rates change sharply, our results could be negatively impacted. In 2017, foreign currency exchange rate changes negatively impacted our net income by 1.3% and negatively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by approximately 0.6%. In 2018, we expect foreign exchange rate fluctuations may negatively impact our results of operations.

Competition

Participants in the bedding industry compete primarily on price, quality, brand name recognition, product availability, and product performance. We compete with a number of different types of mattress alternatives, including standard innerspring mattresses, visco-elastic mattresses, foam mattresses, hybrid innerspring/foam mattresses, futons, air beds and other air-supported mattresses. These alternative products are sold through a variety of channels, including furniture and bedding stores, department stores, mass merchants, wholesale clubs, the internet, telemarketing programs, television infomercials, television advertising and catalogs.

Our North America segment competes in various mattress categories, and contributed 78.9% of our net sales for the year ended December 31, 2017. These mattress categories are highly competitive, with many competitor products supported by aggressive marketing campaigns and promotions. The North American bedding market is also changing rapidly, becoming more focused on the consumer, rationalizing store count, evolving media spend and investing in online capabilities.     The international market for mattresses and pillows is generally served by a large number of manufacturers, primarily operating on a regional and local basis. These manufacturers offer a broad range of mattress and pillow products. In addition, mattress and pillow manufacturers and retailers are seeking to increase their channels of distribution and are looking for new ways to reach the consumer, including the recent expansion in the number of companies pursuing online direct-to-consumer models for foam mattresses. Additionally, retailers in both the U.S. and internationally are increasingly seeking to integrate vertically in the furniture and bedding industries, including offering their own brands of mattresses and pillows. These factors, along with increased competition, may negatively impact our results.

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

Our gross margin is also impacted by fixed cost leverage based on manufacturing unit volumes; the cost of raw materials; operational efficiencies due to the utilization in our manufacturing facilities; product, channel and geographic mix; foreign exchange fluctuations; volume incentives offered to certain retail accounts; participation in our retail cooperative advertising programs; and costs associated with new product introductions. Future changes in raw material prices could have a significant impact on our gross margin. We expect significant commodity inflation in 2018, which we expect to be offset by our price increases scheduled to take effect in 2018 and operational initiatives. Our margins are also impacted by the growth in our Wholesale channel as sales in our Wholesale channel are at wholesale prices whereas sales in our Direct channel are at retail prices.

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

In 2018, we are planning significant new product introductions in our North America segment. We are launching new Tempur-Pedic mattresses and pillows, Sealy hybrid mattresses and a new portfolio of adjustable bases. In 2017, we united all of our Sealy products under one masterbrand. In 2018, we expect to incur higher costs associated with new product introductions in our North America segment due to the expanded launch activities around premium products as compared to 2017. We also expect retailers to reduce their inventory levels of our products in anticipation of new floor model shipments in the first quarter of 2018. In addition, we expect lower costs associated with launch activities in the International segment in 2018 as compared to 2017 when we relaunched our flagship line of Tempur mattresses.

Tax Cuts and Jobs Act of 2017

We recorded a net income tax benefit of $23.8 million related to the enactment of the U.S. Tax Reform Act. This amount is comprised of a $69.7 million deferred tax benefit related to the change in the U.S. income tax rate, and is partially offset by the one-time transition tax expense on the accumulated earnings of the Company's foreign subsidiaries ("Transition Tax") of $45.9 million. The estimated impacts of the U.S. Tax Reform Act recorded during the year ended December 31, 2017 are provisional in nature, and we will continue to assess the impact of the U.S. Tax Reform Act and will record adjustments through the income tax provision in the relevant period as authoritative guidance is made available to the public. In addition, in reflecting the impact of the U.S. Tax Reform Act in our 2017 financial statements it was necessary to, in some cases, make estimates of one or more items to calculate such impact during the measurement period. Accordingly, the impact of the U.S. Tax Reform Act may differ from our provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions we have currently made, including actions we may take in future periods as a result of the U.S. Tax Reform Act.

Financial Leverage

As of December 31, 2017, we had $1,762.5 million of debt outstanding, and our adjusted EBITDA, which is a non-GAAP financial measure, was $448.5 million for 2017. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available. As of December 31, 2017, our ratio of funded debt less qualified cash to Adjusted EBITDA in accordance with our 2016 Credit Agreement was 3.91 times, within the covenant in our debt agreements which limits this ratio to 5.00 times for the year ended December 31, 2017. For more information on this non-GAAP measure and compliance with our 2016 Credit Agreement, please refer to “Non-GAAP Financial Information” below.

Danish Tax Proceeding

As described in Note 13, "Income Taxes," of the Notes to the Consolidated Financial Statements included in Part II, ITEM 8 of this Report, we are subject to significant outstanding tax assessments asserted by SKAT. Any decision we make to achieve a negotiated settlement of this matter or if we do not enter into a negotiated settlement of this matter, or a negative outcome in the related legal proceedings is reached, could require us to make a significant payment, which could have a material adverse effect on our results of operations and liquidity. In addition, if we are required to further increase the uncertain tax liability for this matter based on a change in facts and circumstances, it could have a material impact on our reported earnings.

Revision of Previously Issued Financial Statements

During 2017, we identified accounting and operational irregularities in one of our Latin American subsidiaries that violated our policies. As a result, we conducted a thorough review of this subsidiary’s operations and its internal controls over financial reporting. Errors were identified that related to both 2017 and prior periods. The effect of the errors identified were immaterial to each of the prior reporting periods affected. However, we concluded that the cumulative effect of correcting the errors in fiscal 2017 would materially misstate our consolidated statement of income for the year ended December 31, 2017. We recorded charges of $25.7 million in 2017 related to the wind-down of certain operations, leadership termination charges, professional fees, non-income tax charges and interest expense. Additionally, the financial results for the prior periods have been revised to reflect the impact of these errors on those periods. Additional charges have been recorded for prior years 2016, 2015, 2014, and 2013 in the amounts of $11.5 million, $9.0 million, $7.1 million, and $20.1 million, respectively. Latin American senior leadership and personnel associated with the accounting and operational irregularities have been terminated.

Results of Operations

A summary of our results for the year ended December 31, 2017 include:

•	Total net sales decreased 12.0% to $2,754.4 million from $3,128.9 million in 2016.

•	Gross margin was 41.4% as compared to 41.8% in 2016. Adjusted gross margin, which is a non-GAAP financial measure, was 42.0% as compared to 41.9% in 2016.

•
Operating income was $288.4 million, as compared to $410.4 million in 2016. Adjusted operating income, which is a non-GAAP financial measure, was $326.5 million, or 11.9% of net sales, as compared to $425.0 million, or 13.6% of net sales, in 2016.

•	Net income was $151.4 million as compared to $190.6 million in 2016. Adjusted net income, which is a non-GAAP financial measure, was $175.2 million as compared to $242.4 million in 2016.

•
Earnings before interest, taxes, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, was $401.7 million as compared to $505.7 million in 2016. Adjusted EBITDA, which is a non-GAAP financial measure, was $448.5 million as compared to $521.6 million in 2016.

•	Earnings per share ("EPS") was $2.77 as compared to $3.19 in 2016. Adjusted EPS, which is a non-GAAP financial measure, was $3.20 as compared to $4.05 in 2016.

•	Operating cash flow for the full year 2017 was $222.9 million as compared to $165.5 million in 2016.

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

As described in Note 2, "Revisions of Previously-Issued Financial Statements," of the Notes to the Consolidated Financial Statements included in Part II, ITEM 8 of this Report, amounts presented for 2016 and 2015 have been revised to correct certain immaterial errors related to a subsidiary in Latin America.

The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of net sales:

(in millions, except percentages and	Year Ended December 31,
per common share amounts)	2017		2016		2015
Net sales	$2,754.4	100.0%	$3,128.9	100.0%	$3,154.6	100.0%
Cost of sales	1,613.7	58.6	1,821.4	58.2	1,905.4	60.4
Gross profit	1,140.7	41.4	1,307.5	41.8	1,249.2	39.6
Selling and marketing expenses	601.3	21.8	648.5	20.7	648.0	20.5
General, administrative and other expenses	273.0	9.9	281.4	9.0	324.9	10.3
Customer termination charges, net	14.4	0.5	—	—	—	—
Equity income in earnings of unconsolidated affiliates	(15.6)	(0.6)	(13.3)	(0.4)	(11.9)	(0.4)
Royalty income, net of royalty expense	(20.8)	(0.8)	(19.5)	(0.6)	(18.3)	(0.6)
Operating income	288.4	10.5	410.4	13.1	306.5	9.7

Other expense, net:
Interest expense, net	108.0	3.9	91.6	2.9	102.5	3.3
Loss on extinguishment of debt	—	—	47.2	1.5	—	—
Other (income) expense, net	(8.0)	(0.3)	(0.2)	—	12.9	0.4
Total other expense. net	100.0	3.6	138.6	4.4	115.4	3.7

Income before income taxes	188.4	6.8	271.8	8.7	191.1	6.1
Income tax provision	(47.7)	(1.7)	(86.8)	(2.8)	(125.4)	(4.0)
Net income before non-controlling interests	140.7	5.1	185.0	5.9	65.7	2.1
Less: Net (loss) income attributable to non-controlling interests	(10.7)	(0.4)	(5.6)	(0.2)	1.2	—
Net income attributable to Tempur Sealy International, Inc.	$151.4	5.5%	$190.6	6.1%	$64.5	2.0%

Earnings per common share:
Diluted	$2.77		$3.19		$1.03
Weighted average common shares outstanding:
Diluted	54.7		59.8		62.6

NET SALES

	Year Ended December 31,
	Consolidated			North America			International
(in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net sales by channel
Wholesale	$2,524.5	$2,964.2	$3,004.1	$2,052.6	$2,511.7	$2,531.4	$471.9	$452.5	$472.7
Direct	229.9	164.7	150.5	121.2	58.4	45.8	108.7	106.3	104.7
Total net sales	$2,754.4	$3,128.9	$3,154.6	$2,173.8	$2,570.1	$2,577.2	$580.6	$558.8	$577.4

Year ended December 31, 2017 compared to year ended December 31, 2016

Net sales decreased 12.0%, and on a constant currency basis decreased 12.0%. The decrease in net sales was driven by the following:

•
North America net sales decreased $396.3 million, or 15.4%. Net sales to Mattress Firm were $95.7 million prior to the termination of our contract at the beginning of the second quarter of 2017, as compared to $668.6 million for 2016, which resulted in a net sales decrease of $572.9 million. Excluding Mattress Firm, North America net sales increased $176.6 million or 9.3%, driven by growth across all of our brands. Net sales in the Wholesale channel decreased $459.1 million, or 18.3%, driven primarily by the termination of our contract with Mattress Firm. Excluding sales to Mattress Firm, Wholesale net sales increased 6.2%. Additionally, sales to a national department store retailer in the Wholesale channel significantly declined in 2017 as compared to 2016. Net sales in our Direct channel increased $62.8 million, or 107.5%, driven primarily by growth in e-commerce. Canada net sales increased 3.4% on a constant currency basis.

•
International net sales increased $21.8 million, or 3.9%. On a constant currency basis, our International net sales increased 4.6%, driven primarily by growth in Asia-Pacific and Latin America. Net sales in the Wholesale channel increased 4.4% on a constant currency basis. Net sales in the Direct channel increased 5.4% on a constant currency basis.

Year ended December 31, 2016 compared to year ended December 31, 2015

Net sales decreased 0.8%, and on a constant currency basis increased 0.7%. The decrease in net sales was driven by the following:

•
North America net sales decreased 0.3%. Net sales in the Wholesale channel were relatively flat. Our sales to Mattress Firm decreased approximately $80.0 million as compared to 2015. Excluding Mattress Firm, our sales increased 4.0%. Net sales in our Direct channel increased $12.6 million or 27.5%, driven primarily by growth in e-commerce. Canada net sales increased 2.9% and, on a constant currency basis, increased 6.2%.

•
International net sales decreased 3.2% due to unfavorable foreign exchange rates. On a constant currency basis, our International net sales increased 3.7%, primarily driven by the success of new product introductions, an increase in direct sales of our Tempur products in Asia-Pacific and an increase in net sales of our Sealy products in Latin America.

GROSS PROFIT

	Year Ended December 31,
	2017		2016		2015		Margin Change
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	2017 vs 2016	2016 vs 2015
North America	$844.7	38.9%	$1,017.4	39.6%	$954.6	37.0%	(0.7)%	2.6%
International	296.0	51.0%	290.1	51.9%	294.6	51.0%	(0.9)%	0.9%
Consolidated	$1,140.7	41.4%	$1,307.5	41.8%	$1,249.2	39.6%	(0.4)%	2.2%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Year ended December 31, 2017 compared to year ended December 31, 2016

Gross margin declined 40 basis points. The principal factors impacting gross margin for each segment are discussed below.

•
North America gross margin declined 70 basis points. The decline was driven primarily by the termination of the Mattress Firm relationship, which resulted in fixed cost deleverage of 120 basis points and unfavorable brand mix of 90 basis points. In 2017, we also recorded charges associated with the Mattress Firm termination for an unfavorable impact of 60 basis points. These charges included a $5.4 million write-off of customer-unique inventory and $6.1 million of increased product obligations. The decline in gross margin was also due to unfavorable commodity costs of 100 basis points, offset by favorable channel mix of 130 basis points, operational productivity of 100 basis points and lower floor model discounts of 60 basis points.

•	International gross margin declined 90 basis points. The decline was driven primarily by new product launch costs and mix.

Year ended December 31, 2016 compared to year ended December 31, 2015

Gross margin improved 220 basis points. The principal factors impacting gross margin for each segment are discussed below.

•
North America gross margin improved 260 basis points. The increase was driven primarily by 180 basis points of operational improvements, including sourcing improvements, 50 basis points due to pricing actions, and 30 basis points from favorable product mix.

•
International gross margin improved 90 basis points. The increase was driven by 60 basis points operational improvements and 50 basis points of favorable channel mix as we expand distribution through more profitable direct-to-consumer channels.

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

Year ended December 31, 2017 compared to year ended December 31, 2016

	Year Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising	$284.1	$352.7	$248.7	$316.5	$35.4	$36.2	$—	$—
Other selling and marketing	317.2	295.8	186.7	169.5	124.8	123.4	5.7	2.9
General, administrative and other	273.0	281.4	124.0	127.3	57.7	57.8	91.3	96.3
Customer termination charges, net	14.4	—	20.9	—	0.8	—	(7.3)	—
Total operating expense	$888.7	$929.9	$580.3	$613.3	$218.7	$217.4	$89.7	$99.2

Operating expenses decreased $41.2 million, and increased 260 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are discussed below.

•
North America operating expenses decreased $33.0 million and increased 280 basis points as a percentage of net sales. In the first quarter of 2017, we recorded $20.9 million of charges related to the Mattress Firm termination, which included $17.2 million write-off of customer incentives and marketing assets in the first quarter and $3.7 million of employee-related and professional fees. Additionally, we had unfavorable operating expense leverage, including investments in marketing. These were offset by decreased participation in our wholesale cooperative advertising programs.

•
International operating expenses increased $1.3 million and decreased 120 basis points as a percentage of net sales, primarily driven by improved operating expense leverage. During 2017, we recognized $4.6 million of restructuring charges, which relate to the wind down of certain operations, leadership termination charges and professional fees, as well as $3.8 million of non-income tax charges related to a subsidiary in Latin America. We also recognized $2.7 million of charges for a European customer's bankruptcy and other employee-related expenses. During 2016, we recognized $3.2 million of charges related to a subsidiary in Latin America.

•
Corporate operating expenses decreased $9.5 million, or 9.6%. The decrease in operating expenses was primarily driven by a $9.3 million benefit recorded in the first quarter of 2017 for the change in estimate associated with performance-based stock compensation that is no longer probable of payout following the Mattress Firm termination.

Research and development expenses for the year ended December 31, 2017 were $21.7 million compared to $26.7 million for the year ended December 31, 2016, a decrease of $5.0 million, or 18.7%.

Year ended December 31, 2016 compared to year ended December 31, 2015

	Year Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising	$352.7	$360.5	$316.5	$323.0	$36.2	$37.5	$—	$—
Other selling and marketing	295.8	287.5	169.5	161.1	123.4	122.3	2.9	4.1
General, administrative and other	281.4	324.9	127.3	143.6	57.8	59.9	96.3	121.4
Total operating expense	$929.9	$972.9	$613.3	$627.7	$217.4	$219.7	$99.2	$125.5

Operating expenses decreased $43.0 million or 4.4%, and decreased 110 basis points as a percentage of net sales. During 2015 and 2016, we took actions to reduce our overall operating expenses, including headcount reductions and international store closings. The primary drivers of changes in operating expenses by segment are discussed below.

•
North America operating expenses decreased $14.4 million and decreased 50 basis points as a percentage of net sales. The decrease was primarily driven by decreased incentive compensation expenses, as well as lower overall operating expenses in selling and marketing expenses and general, administrative and other expenses.

•	International operating expenses decreased $2.3 million and increased 90 basis points as a percentage of net sales.

•
Corporate operating expenses decreased $26.3 million, or 21.0%. Executive management transition and retention compensation decreased $11.6 million and integration costs decreased $4.6 million, and additional costs related to our 2015 Annual Meeting which were not incurred in 2016 were $6.3 million. We also recorded a stock compensation benefit of $3.8 million, representing the fourth quarter change in estimate to reduce accumulated performance-based stock compensation amortization to actual cost based on financial results for the year ended December 31, 2016.

Research and development expenses for the year ended December 31, 2016 were $26.7 million compared to $28.7 million for the year ended December 31, 2015, a decrease of $2.0 million, or 7.0%.

OPERATING INCOME

	Year Ended December 31,
	2017		2016		2015		Margin Change
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin	2017 vs 2016	2016 vs 2015
North America	$273.2	12.6%	$411.8	16.0%	$335.6	13.0%	(3.4)%	3.0%
International	104.9	18.1%	97.6	17.5%	96.3	16.7%	0.6%	0.8%
	378.1		509.4		431.9
Corporate expenses	(89.7)		(99.0)		(125.4)
Total operating income	$288.4	10.5%	$410.4	13.1%	$306.5	9.7%	(2.6)%	3.4%

Year ended December 31, 2017 compared to year ended December 31, 2016

Operating income decreased $122.0 million and operating margin declined 260 basis points. The decrease was driven by the following:

•
North America operating income decreased $138.6 million and operating margin declined 340 basis points. The decline in operating margin was primarily driven by the termination of our contracts with Mattress Firm at the beginning of the second quarter, which resulted in gross margin decline and unfavorable operating expense leverage. The decline in operating margin was also driven by charges of $32.4 million recorded in the first quarter of 2017 associated with the Mattress Firm termination. Cost of sales included $11.5 million of charges related to the write-off of customer-unique inventory and increased product obligations. Operating expenses included $20.9 million of charges related to the write-off of customer incentives and marketing assets, as well as employee-related expenses.

•
International operating income increased $7.3 million and operating margin improved 60 basis points, primarily driven by improved operating expense leverage. Operating income includes $4.6 million of restructuring charges, which relate to the wind down of certain operations, leadership termination charges and professional fees, as well as $3.8 million of non-income tax charges related to a subsidiary in Latin America.

•	Corporate operating expenses decreased $9.3 million as discussed above, improving our consolidated operating margin by 30 basis points.

Year ended December 31, 2016 compared to year ended December 31, 2015

Operating income increased $103.9 million and operating margin improved 340 basis points. The increase was driven by the following:

•
North America operating income increased $76.2 million and operating margin improved 300 basis points. The improvement in operating margin was primarily driven by improved gross margin of 230 basis points and an improvement in operating expense leverage of 50 basis points.

•
International operating income increased $1.3 million and operating margin improved 80 basis points. The improvement in operating margin was primarily driven by improved gross margin of 90 basis points.

•	Corporate operating expenses decreased $26.3 million, as discussed above, which improved our consolidated operating margin by 80 basis points.

INTEREST EXPENSE, NET

	Year Ended December 31,			Percent change
(in millions, except percentages)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Interest expense, net	$108.0	$91.6	$102.5	17.9%	(10.6)%

Year ended December 31, 2017 compared to year ended December 31, 2016

Interest expense, net, increased $16.4 million, or 17.9%. During 2017, we incurred approximately $16.6 million of additional interest expense related to non-income tax obligations, financing arrangements and accelerated customer collections in a Latin American subsidiary. During 2016, we incurred approximately $6.4 million of interest expense related to non-income tax obligations and accelerated customer collections in a Latin American subsidiary. Refer to Note 2, "Revisions of Previously-Issued Financial Statements," and Note 7, "Debt," in our Consolidated Financial Statements included in Part II, ITEM 8 for additional information.

Year ended December 31, 2016 compared to year ended December 31, 2015

Interest expense, net, decreased $10.9 million, or 10.6%. During 2015, we recorded $12.0 million of accelerated amortization of deferred financing costs associated with the $493.8 million voluntary prepayments on our 2012 Credit Agreement, subsequent to the issuance of $450 million aggregate principal amount of 2023 Senior Notes. Refer to Note 7, "Debt," in our Consolidated Financial Statements included in Part II, ITEM 8 for additional information. During 2016, we incurred approximately $6.4 million of interest expense related to non-income tax obligations and accelerated customer collections in a Latin American subsidiary. During 2015, we incurred approximately $6.4 million of interest expense related to non-income tax obligations and accelerated customer collections in a Latin American subsidiary.

LOSS ON EXTINGUISHMENT OF DEBT

In 2016, we issued our 2026 Senior Notes and entered into our 2016 Credit Agreement. The net proceeds of the 2026 Senior Notes offering were used in part to redeem the 2020 Senior Notes. The net proceeds from the 2016 Credit Agreement were also used to repay in full the 2012 Credit Agreement and to pay certain transaction fees and expenses incurred in connection with the 2016 Credit Agreement. In association with these transactions, we recorded a $47.2 million loss on extinguishment of debt. The $47.2 million loss includes a $23.6 million premium on the prepayment of our 2020 Senior Notes, $11.0 million and $4.8 million of deferred financing costs write-offs for the 2012 Credit Agreement and 2020 Senior Notes, respectively, and $1.9 million and $5.9 million of lender expenses for the 2016 Credit Agreement and 2026 Senior Notes, respectively. Refer to Note 7, "Debt," in our Consolidated Financial Statements included in ITEM 8 under Part II for additional information.

OTHER (INCOME) EXPENSE, NET

	Year Ended December 31,			Percent change
(in millions, except percentages)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Other (income) expense, net	$(8.0)	$(0.2)	$12.9	3,900.0%	(101.6)%

Year ended December 31, 2017 compared to year ended December 31, 2016

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

INCOME TAXES

	Year Ended December 31,			Percent change
(in millions, except percentages)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Income tax	$47.7	$86.8	$125.4	(45.0)%	(30.8)%
Effective tax rate	25.3%	31.9%	65.6%	(6.6)%	(33.7)%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Year ended December 31, 2017 compared to year ended December 31, 2016

Our income tax provision decreased $39.1 million and our effective tax rate decreased 660 basis points. The decrease in effective tax rate from 2016 to 2017 is primarily the result of the net favorable effect from the enactment of U.S. Tax Reform Act and the associated revaluation of deferred income tax assets and liabilities, net of the unfavorable impact of the Transition Tax. The 2017 income tax provision also included an unfavorable impact of charges at a Latin American subsidiary. Refer to Note 13, “Income Taxes,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for further information.

Year ended December 31, 2016 compared to year ended December 31, 2015

Our income tax provision decreased $38.6 million and our effective tax rate decreased 3,370 basis points. During 2015, we increased our uncertain tax liability associated with the Danish Tax Matter through a charge to income tax expense of $60.7 million. Refer to Note 13, “Income Taxes,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for further information.

Liquidity and Capital Resources

Liquidity
Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, share repurchases, capital expenditures and working capital needs. At December 31, 2017, we had working capital of $30.5 million, including cash and cash equivalents of $41.9 million, as compared to working capital of $106.6 million including $65.7 million in cash and cash equivalents as of December 31, 2016.

The decrease in working capital was primarily driven by decreases in accounts receivable, cash and cash equivalents, and inventories, as well as increases in income taxes payable and accounts payable. These changes were offset by a decrease in accrued expenses and other current liabilities. Accounts receivable changes are primarily driven by net sales, in addition to timing of customer collections. The decrease in cash and cash equivalents was primarily due to timing of payments on our debt facilities and operating capital needs. The decrease in inventories is due to lower sales. Income taxes payable changes are primarily driven by the impact of the Transition Tax mandated by the U.S. Tax Reform Act. Accounts payable changes are primarily driven by the timing of payments to vendors. Accrued expenses and other current liabilities decreases are primarily driven by the funding of employee compensation programs.

The table below presents net cash provided by (used in) operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015.

(in millions)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$222.9	$165.5	$234.2
Investing activities	(62.1)	(62.4)	(59.7)
Financing activities	(175.2)	(185.1)	(90.7)

Cash provided by operating activities increased $57.4 million in 2017 as compared to 2016. The increase in cash provided by operating activities was primarily the result of an increase in cash provided by operating assets and liabilities. During 2016, we paid a $92.0 million deposit to the Danish Tax Authority ("SKAT"), related to the Danish Tax Matter. The remaining increase in cash provided by operating assets and liabilities was primarily due to changes in accounts payable, inventories, and deferred income taxes. During 2017, we used operating cash of $35.3 million to fund the working capital needs of a Latin American subsidiary, including the repayment of non-income tax obligations and local financing arrangements. Cash provided by operating activities includes $9.3 million for payments received pursuant to the transition agreements with Mattress Firm. In 2016, we recorded a loss on extinguishment of debt of $47.2 million associated with financing activities.

Cash used in investing activities decreased $0.3 million in 2017 as compared to 2016. The decrease in cash used in investing activities is due to an increase in capital expenditures, which is primarily due to the phasing of planned capital projects, offset by $4.9 million in proceeds related to the sale of assets.

Cash used in financing activities decreased $9.9 million in 2017 as compared to 2016. In 2017, we made net repayments of $138.6 million on our credit facilities, as compared to net borrowings of $365.6 million in 2016. This decrease was primarily offset by a decrease in share repurchases of $490.1 million in 2017 as compared to 2016. Additionally, we incurred other costs associated with the financing activities in 2016. Refer to Note 7, "Debt," in our Consolidated Financial Statements included in Part II, ITEM 8 for additional information.

Capital Expenditures

Capital expenditures totaled $67.0 million for the year ended December 31, 2017 and $62.4 million for the year ended December 31, 2016. We currently expect our 2018 capital expenditures to be approximately $65 to $75 million, which includes investments in our Canadian ERP project, investments in our domestic manufacturing facilities and investments in other information technology.

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

Our obligations under the securitization facility are secured by the accounts receivable and certain related rights and the facility agreements contain customary events of default. We continue to own the accounts receivable, which continue to be reflected as assets on our Consolidated Balance Sheets. Borrowings under this facility are classified as long-term debt within the Consolidated Balance Sheets. This credit agreement matures on April 12, 2019. As of December 31, 2017, the amount outstanding under this facility was $49.0 million.

Our total debt decreased to $1,762.5 million as of December 31, 2017 from $1,901.0 million as of December 31, 2016. As of December 31, 2017, we had no borrowings outstanding under our revolving credit facility, and total availability under the revolver was $477.4 million after giving effect to letters of credit outstanding of $22.6 million. Refer to Note 7, “Debt,” in our Consolidated Financial Statements included in Part II, ITEM 8 for further discussion of our debt.

As of December 31, 2017, our ratio of consolidated funded debt less qualified cash to EBITDA, which is a non-GAAP financial measure, in accordance with our 2016 Credit Agreement was 3.91 times, within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2016 Credit Agreement, which limits this ratio to 5.00 times. As of December 31, 2017, we were in compliance with all of the financial covenants in our debt agreements.

Our debt agreements contain certain covenants that limit restricted payments, including share repurchases and dividends.  The 2016 Credit Agreement, 2026 Senior Notes and 2023 Senior Notes contain similar limitations which, subject to other conditions, allow unlimited restricted payments at times when the ratio of consolidated funded debt less qualified cash to adjusted EBITDA remains below 3.5 times. In addition, these agreements permit limited restricted payments under certain conditions when the ratio of consolidated funded debt less qualified cash to adjusted EBITDA is above 3.5 times. The limit on restricted payments under the 2016 Credit Agreement, 2023 Senior Notes and 2026 Senior Notes is in part determined by a basket that grows at 50% of adjusted net income each quarter, reduced by restricted payments that are not otherwise permitted.

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

For additional information, refer to "Non-GAAP Financial Information" below for the calculation of the ratio of consolidated funded debt less qualified cash to adjusted EBITDA in accordance with our 2016 Credit Agreement. Both consolidated funded debt and adjusted EBITDA in accordance with the our 2016 Credit Agreement are terms that are not recognized under GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted gross profit, adjusted gross margin, adjusted operating income (expense), adjusted operating margin, EBITDA, adjusted EBITDA, consolidated funded debt and consolidated funded debt less qualified cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income and earnings per share as a measure of operating performance or an alternative to total debt. We believe these non-GAAP measures provide investors with performance measures that better reflect our underlying operations and trends, providing a perspective not immediately apparent from net income and operating income. The adjustments we make to derive the non-GAAP measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP measure, but which we do not consider to be the fundamental attributes or primary drivers of our business, including the exclusion of charges associated with the Mattress Firm termination in the first quarter of 2017, charges related to our Latin American operations and other costs.

We believe that exclusion of these items assists in providing a more complete understanding of our underlying results from continuing operations and trends, and we use these measures along with the corresponding GAAP financial measures to manage our business, to evaluate our consolidated and business segment performance compared to prior periods and the marketplace, to establish operational goals and to provide continuity to investors for comparability purposes. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with GAAP and these non-GAAP measures should be considered supplemental in nature and should not be construed as more significant than comparable measures defined by GAAP. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. For more information about these non-GAAP measures and a reconciliation to the nearest GAAP measure, please refer to the reconciliations on the following pages.

Key Highlights

	Year Ended December 31,
(in millions, except percentages and per common share amounts)	2017	2016	% Change	% Change Constant Currency (1)
Net sales	$2,754.4	$3,128.9	(12.0)%	(12.0)%
Net income	151.4	190.6	(20.6)%	(19.5)%
Adjusted net income (1)	175.2	242.4	(27.7)%	(26.9)%
EPS	2.77	3.19	(13.2)%	(11.9)%
Adjusted EPS (1)	3.20	4.05	(21.0)%	(20.0)%
EBITDA (1)	401.7	505.7	(20.6)%	(20.8)%
Adjusted EBITDA (1)	448.5	521.6	(14.0)%	(14.2)%

(1)	Non-GAAP financial measure. Please refer to the reconciliations in the following tables.

Adjusted Net Income and Adjusted EPS

A reconciliation of net income to adjusted net income and a calculation of adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below. The following table sets forth the reconciliation of our reported net income to the calculation of adjusted net income for the years ended December 31, 2017 and 2016, respectively.

	Year Ended
(in millions, except per common share amounts)	December 31, 2017	December 31, 2016
GAAP net income	$151.4	$190.6
Latin American subsidiary charges (1)	25.7	11.5
Customer termination charges (2)	25.9	—
Other costs (3)	3.4	—
Restructuring costs (4)	—	8.3
Loss on extinguishment of debt (5)	—	47.2
Executive management transition and retention compensation (6)	—	3.0
Interest expense (7)	—	2.1
Integration costs (8)	—	2.0
Stock compensation benefit (9)	—	(3.8)
Tax adjustments (10)	(31.2)	(18.5)
Adjusted net income	$175.2	$242.4

Adjusted earnings per share, diluted	$3.20	$4.05

Diluted shares outstanding	54.7	59.8

(1)
In 2017, we recorded $25.7 million of charges associated with a Latin American subsidiary. Operating income includes $5.1 million of restructuring charges, which relate to the wind down of certain operations, leadership termination charges and professional fees, as well as $3.8 million of non-income tax charges. Interest expense includes $16.6 million of charges, comprised of $8.3 million of interest expense on non-income tax obligations, $6.3 million on financing arrangements and $2.0 million of interest expense for accelerated customer collections. Other expense, net includes $0.2 million of other charges. We also revised our financial statements for the fourth quarter of 2016 to record $11.5 million of charges associated with this subsidiary. As revised, operating income includes $4.1 million of charges related to misstatements of accounts receivable and accounts payable and $1.0 million of non-income tax obligations. Interest expense includes $6.4 million of misstatements, comprised of $1.8 million of interest expense on non-income tax obligations and $4.6 million of interest expense on accelerated customer collections.

(2)
In the first quarter of 2017, we recorded $25.9 million of net charges related to the termination of the relationship with Mattress Firm. Cost of sales included $11.5 million of charges related to the write-off of customer-unique inventory and product obligations. Operating expenses included $14.4 million of net charges, which included a write-off of $17.2 million for customer incentives and marketing assets, $5.8 million of employee-related costs and $0.7 million of professional fees. These charges were offset by $9.3 million of benefit related to the change in estimate associated with performance-based stock compensation that is no longer probable of payout following the Mattress Firm termination.

(3)
In 2017, we incurred $3.4 million in other costs. In the fourth quarter of 2017, we incurred $0.4 million in costs associated with an early lease termination. Additionally, we incurred $3.0 million in charges for hurricane-related costs and a customer's bankruptcy.

(4)	Restructuring costs represents costs associated with headcount reduction, store closures and costs related to the early termination of certain leased facilities.
(5)	Loss on extinguishment of debt represents costs associated with the completion of a new credit facility and senior notes offering in the second quarter of 2016.
(6)	Executive management transition and retention compensation represents certain costs associated with the transition of certain of our executive officers following the 2015 Annual Meeting.
(7)
Interest expense in 2016 represents incremental interest incurred upon the senior notes due 2026 sold in the second quarter of 2016 and the senior notes due 2020, which were repaid with the proceeds of the new senior notes due 2026.

(8)
Integration costs represents costs, including legal fees, professional fees, compensation costs and other charges related to the transition of manufacturing facilities, and other costs related to the continued alignment of the North America business segment related to the 2013 acquisition of the Sealy Corporation (the "Sealy Acquisition").

(9)
Stock compensation benefit represents the fourth quarter change in estimate to reduce accumulated performance-based stock compensation amortization to actual cost based on financial results for the year ended December 31, 2016.

(10)
Adjusted income tax provision represents adjustments associated with the aforementioned items and other discrete income tax events. In the fourth quarter of 2017, we recorded a net income tax benefit of $23.8 million in accordance with the U.S. Tax Reform Act. This is comprised of a $69.7 million deferred tax benefit related to the reduction in the U.S. income tax rate, net of a one-time tax charge for the Transition Tax on foreign subsidiary earnings of $42.1 million.

Adjusted Gross Profit and Gross Margin and Adjusted Operating Income (Expense) and Operating Margin

Reconciliations of GAAP gross profit and gross margin to adjusted gross profit and gross margin, respectively, and GAAP operating income (expense) and operating margin to adjusted operating income (expense) and operating margin, respectively, are provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below. The following table sets forth the reconciliation of our reported GAAP gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the year ended December 31, 2017:

	FULL YEAR 2017
(in millions, except percentages)	Consolidated	Margin	North America (1)	Margin	International (2)	Margin	Corporate (3)
Net sales	$2,754.4		$2,173.8		$580.6		$—

Gross profit	$1,140.7	41.4%	$844.7	38.9%	$296.0	51.0%	$—
Adjustments	15.6		12.4		3.2		—
Adjusted gross profit	$1,156.3	42.0%	$857.1	39.4%	$299.2	51.5%	$—

Operating income (expense)	$288.4	10.5%	$273.2	12.6%	$104.9	18.1%	$(89.7)
Adjustments	38.1		33.7		11.2		(6.8)
Adjusted operating income (expense)	$326.5	11.9%	$306.9	14.1%	$116.1	20.0%	$(96.5)

(1)	Adjustments for the North America business segment represent costs related to the Mattress Firm termination, hurricane-related costs and costs related to the early termination of a lease.
(2)
Adjustments for the International business segment represent charges associated with a Latin American subsidiary discussed in Footnote 1 of the table above under the heading "Adjusted Net Income and Adjusted EPS", certain employee-related expenses and bad debt expense associated with a customer's bankruptcy.

(3)	Adjustments for the Corporate business segment are primarily related to a stock compensation benefit, offset by legal charges associated with a Latin American subsidiary.

The following table sets forth the reconciliation of the Company's reported GAAP gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the year ended December 31, 2016:

	FULL YEAR 2016
(in millions, except percentages)	Consolidated	Margin	North America (1)	Margin	International (2)	Margin	Corporate (3)
Net sales	$3,128.9		$2,570.1		$558.8		$—

Gross profit	$1,307.5	41.8%	$1,017.4	39.6%	$290.1	51.9%	$—
Adjustments	4.0		1.0		3.0		—
Adjusted gross profit	$1,311.5	41.9%	$1,018.4	39.6%	$293.1	52.5%	$—

Operating income (expense)	$410.4	13.1%	$411.8	16.0%	$97.6	17.5%	$(99.0)
Adjustments	14.6		1.6		10.9		2.1
Adjusted operating income (expense)	$425.0	13.6%	$413.4	16.1%	$108.5	19.4%	$(96.9)

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

(2)
Adjustments for the International business segment represent charges related to misstatements of accounts receivable, accounts payable and non-income tax obligations associated with a Latin American subsidiary, executive management retention compensation and restructuring costs related to headcount reduction and store closures.

(3)
Adjustments for Corporate represent executive management transition and retention costs, integration costs which include professional fees and other charges to align the business related to the Sealy Acquisition, and restructuring costs related to headcount reductions, offset by a stock compensation benefit.

EBITDA, Adjusted EBITDA and Consolidated Funded Debt Less Qualified Cash

The following reconciliations are provided below:

•	Net income to EBITDA and adjusted EBITDA

•	Total debt to consolidated funded debt less qualified cash

•	Ratio of consolidated funded debt less qualified cash to adjusted EBITDA

We believe that presenting these non-GAAP measures provides investors with useful information with respect to our operating performance and leverage and comparisons from period to period. The following table sets forth the reconciliation of net income to the calculation of EBITDA and adjusted EBITDA for the years ended December 31, 2017 and 2016:

	Year Ended
(in millions)	December 31, 2017	December 31, 2016
GAAP net income	$151.4	$190.6
Interest expense, net	108.0	91.6
Loss on extinguishment of debt (1)	—	47.2
Income taxes	47.7	86.8
Depreciation and amortization	94.6	89.5
EBITDA	$401.7	$505.7
Adjustments:
Customer termination charges (2)	34.3	—
Latin American subsidiary charges (3)	9.1	5.1
Other costs (4)	3.4	—
Restructuring costs (5)	—	7.8
Integration costs (6)	—	2.0
Executive management transition and retention compensation (7)	—	1.0
Adjusted EBITDA	$448.5	$521.6

Consolidated funded debt less qualified cash	$1,753.1	$1,879.5

Ratio of consolidated funded debt less qualified cash to Adjusted EBITDA	3.91 times	3.60 times

(1)	Loss on extinguishment of debt represents costs associated with the completion of a new credit facility and senior notes offering in the second quarter of 2016.
(2)
Adjusted EBITDA excludes $34.3 million of charges related to the termination of the relationship with Mattress Firm. This amount represents the $25.9 million of net charges, and adds the net amortization impact of $8.4 million of stock-based compensation benefit incurred in the first quarter of 2017.

(3)
In 2017, we recorded $25.7 million of charges associated with a Latin American subsidiary. Operating income includes $5.1 million of restructuring charges, which relate to the wind down of certain operations, leadership termination charges and professional fees, as well as $3.8 million of non-income tax charges. Interest expense includes $16.6 million of charges, comprised of $8.3 million of interest expense on non-income tax obligations, $6.3 million on financing arrangements and $2.0 million of interest expense for accelerated customer collections. Other expense, net includes $0.2 million of other charges. We also revised our financial statements for the fourth quarter of 2016 to record $11.5 million of charges associated with this subsidiary. As revised, operating income includes $4.1 million of charges related to misstatements of accounts receivable and accounts payable and $1.0 million of non-income tax obligations. Interest expense includes $6.4 million of misstatements, comprised of $1.8 million of interest expense on non-income tax obligations and $4.6 million of interest expense on accelerated customer collections.

(4)
In 2017, we incurred $3.4 million in other costs. In the fourth quarter of 2017, we incurred $0.4 million in costs associated with an early lease termination. Additionally, we incurred $3.0 million in charges for hurricane-related costs and a customer's bankruptcy.

(5)	Restructuring costs represents costs associated with headcount reduction, store closures and costs related to the early termination of certain leased facilities.
(6)
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
Under the 2016 Credit Agreement, the definition of adjusted EBITDA contains certain restrictions that limit adjustments to GAAP net income when calculating adjusted EBITDA. For the years ended December 31, 2017 and 2016, respectively, adjustments to GAAP net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2016 Credit Agreement.

The following table sets forth the reconciliation of our total debt in accordance with GAAP to the calculation of funded debt less qualified cash as of December 31, 2017 and 2016. "Consolidated funded debt" and "qualified cash" are terms used in our 2016 Credit Agreement for purposes of certain financial covenants.

(in millions)	December 31, 2017	December 31, 2016
Total debt, net	$1,753.1	$1,888.1
Plus: Deferred financing costs (1)	9.4	12.9
Total debt	1,762.5	1,901.0
Plus: Letters of credit outstanding	23.1	23.0
Consolidated funded debt	$1,785.6	$1,924.0
Less:
Domestic qualified cash (2)	18.4	12.7
Foreign qualified cash (2)	14.1	31.8
Consolidated funded debt less qualified cash	$1,753.1	$1,879.5

(1)
We present deferred financing costs as a direct reduction from the carrying amount of the related debt in the Consolidated Balance Sheets. For purposes of determining total debt for financial covenant purposes, we added these costs back to total debt, net as calculated in the Consolidated Balance Sheets.

(2)
Qualified cash as defined in the 2016 Credit Agreement equals 100.0% of unrestricted domestic cash plus 60.0% of unrestricted foreign cash. For purposes of calculating leverage ratios, qualified cash is capped at $150.0 million.

Stockholders’ Equity

Share Repurchase Program

In 2016, our Board of Directors authorized a share repurchase program pursuant to which we were authorized to repurchase shares of our common stock for a total repurchase price of not more than $600.0 million. In February 2017, the Board authorized an increase of $200.0 million to its existing share repurchase authorization for repurchases of Tempur Sealy International's common stock. In 2017, we repurchased 0.6 million shares for approximately $40.1 million. As of December 31, 2017, we had approximately $226.9 million remaining under the existing share repurchase authorization. Stock repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management deems appropriate. These repurchases may be funded by operating cash flows and/or borrowings under our debt arrangements. The timing and actual number of shares repurchased will depend on a variety of factors including price, financing and regulatory requirements and other market conditions. The program is subject to certain limitations under our debt agreements. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Repurchases may be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under federal securities laws.

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flows from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 31, 2017, we had $1,762.5 million in total debt outstanding, and our adjusted EBITDA, which is a non-GAAP financial measure, was $448.5 million for the year ended December 31, 2017. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Principal uses of funds consist of payments of principal and interest on our debt facilities, share repurchases, capital expenditures and working capital needs. Total cash interest payments related to our borrowings are expected to be approximately $90 to $95 million in 2018. Interest expense in the periods presented also includes non-cash amortization of deferred financing costs and accretion on the 8.0% Sealy Notes that were retired in July 2016.

Our 2016 Credit Agreement provides for (i) a $500.0 million revolving credit facility, (ii) a $500.0 million term loan facility and (iii) a $100.0 million delayed draw term loan facility. In July 2016, we borrowed $100.0 million using the delayed draw term loan facility to repay the 8.0% Sealy Notes. At any time, we may also elect to request the establishment of one or more incremental term loan facilities and/or increase commitments under the revolving credit facility of up to $500.0 million. A portion of the revolving credit facility of up to $250.0 million is available in Canadian Dollars, Pounds Sterling, the Euro and any additional currencies determined by mutual agreement of us, the administrative agent and the lenders under the revolving credit facility. A portion of the revolving credit facility of up to $100.0 million is available to us for the issuance of letters of credit for our account and a portion of the revolving credit facility of up to $50.0 million is available to us for swing line loans. We expect to use the revolving credit facility from time to time to finance working capital needs and for general corporate purposes.

We have received income tax assessments from SKAT with respect to the tax years 2001 through 2008 relating to the royalty paid by a U.S. subsidiary of Tempur Sealy International to a Danish subsidiary. In July 2016, we put on deposit with SKAT an amount approximately equal to our estimate of the liability for Danish income tax and related interest, in order to mitigate additional interest and foreign exchange exposure related to this matter. For more information please refer to “Critical Accounting Policies and Estimates - Income Taxes” below and Note 13, “Income Taxes,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for further discussion of the matter.

Based upon the current level of operations, we believe that cash generated from operations and amounts available under our 2016 Credit Agreement will be adequate to meet our anticipated debt service requirements, share repurchases, capital expenditures, and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our debt facilities or otherwise enable us to service our indebtedness or to make anticipated capital expenditures. Our target ratio of consolidated funded debt less qualified cash to adjusted EBITDA is 3.5 times, and we expect that this ratio could typically range from 3.0 times to 4.0 times. In the first quarter of 2018, we expect to be slightly above this range. We expect to continue to use excess cash flows from operations for debt repayment. Subject to market conditions, we may also resume our share repurchase program sometime in 2018.
During 2017, we recorded $25.7 million in charges, including interest expense of $16.6 million related to interest expense on non-income tax obligations, financing arrangements and accelerated customer collections associated with a Latin American subsidiary. In 2018, we expect to use cash of approximately $15 to $20 million to fund the Latin American subsidiary's working capital needs.
On December 22, 2017, the U.S. Tax Reform Act was enacted. The U.S. Tax Reform Act implements a new territorial tax system that imposes the Transition Tax on the deemed repatriation of the earnings and profits of our controlled and non-controlled foreign subsidiaries to the extent such earnings and profits have not previously been subject to U.S. income tax. The Transition Tax may be deferred at our option and payable in annual installments through 2025. The impact of the Transition Tax is not expected to have a material impact on our liquidity and may be mitigated by U.S. federal and state income tax refunds otherwise due to us for 2017, or any prior or subsequent year through 2025. At December 31, 2017, our Transition Tax is recorded as a current obligation. The overall net impact of the U.S. Tax Reform Act is expected to result in a net decrease in our overall effective tax rates in future periods, driven by the reduction in the U.S. federal tax rate from 35% to 21% in 2018. The impact of the rate reduction will be partially offset in future periods by changing or limiting certain tax deductions. The estimated impacts of the U.S. Tax Reform Act recorded during 2017, as well as the forward-looking estimates, are provisional in nature, and we will continue to assess the impact of the U.S. Tax Reform Act and provide additional information and record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable during the measurement period. Accordingly, the impact of the U.S. Tax Reform Act may differ from our provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions we have currently made, including actions we may take in future periods as a result of the U.S. Tax Reform Act.

At December 31, 2017, total cash and cash equivalents were $41.9 million, of which $18.4 million was held in the U.S. and $23.5 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position.

Off-Balance Sheet Arrangements

We occupy premises and utilize equipment under operating leases that expire at various dates through 2029. In accordance with GAAP, the obligations under those leases are not recorded on our balance sheet. Many of these leases provide for payment of certain expenses and contain renewal and purchase options. During the year ended December 31, 2017, we recognized lease expense of $41.6 million.

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2017 are summarized below:

(in millions)	Payment Due By Period
Contractual Obligations	2018		2019	2020	2021	2022	After 2022	Total Obligations
Debt (1)	$30.0		$86.5	$52.5	$435.0	$—	$1,050.0	$1,654.0
Letters of credit	22.6		—	—	—	—	—	22.6
Interest payments (2)	74.4		72.8	71.3	58.8	55.6	130.7	463.6
Operating leases	39.5	—	29.6	22.5	20.1	15.5	40.1	167.3
Capital lease obligations and other	42.4		6.4	6.8	7.1	5.7	40.1	108.5
Pension obligations	1.0		1.0	1.1	1.1	1.2	26.7	32.1
Transition Tax (4)	3.4		3.4	3.4	3.4	3.5	25.0	42.1
Total (3)	$213.3		$199.7	$157.6	$525.5	$81.5	$1,312.6	$2,490.2

(1)	Debt excludes capital lease obligations and other and deferred financing costs.

(2)
Interest payments represent obligations under our debt outstanding as of December 31, 2017, applying December 31, 2017 interest rates and assuming scheduled payments are paid as contractually required through maturity.

(3)	Uncertain tax positions are excluded from this table given the timing of payments cannot be reasonably estimated.

(4)
This represents the Transition Tax resulting from the U.S. Tax Reform Act associated with the Company's accumulated earnings of foreign subsidiaries as of 2017. The payments are presented at the statutory installments.

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

On January 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts with Customers ("ASU 2014-09," as codified in "ASC 606"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The adoption of the standard will not have a significant impact on our financial statements or our critical accounting policies related to revenue recognition as a result of adoption. See Note 3, "Recently Issued Accounting Pronouncements," in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report for additional information.

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

The most recent annual impairment tests performed as of October 1, 2017 indicated that the fair values of each of our reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. Despite that excess, however, impairment charges could still be required if a divestiture decision were made or other significant economic event were made or occurred with respect to one of our reporting units. Subsequent to our October 1, 2017 annual impairment test, no indications of impairment were identified.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and indefinite-lived intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Income Taxes. Accounting for income taxes requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date, including the impact of the U.S. Tax Reform Act.

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

Our effective income tax rate is also affected by changes in tax law (e.g., the U.S. Tax Reform Act), the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits. Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions. Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

The U.S. Tax Reform Act significantly changes how the U.S. taxes corporations. It requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the law and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Department of the Treasury, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the law will be applied or otherwise administered that is different from our interpretation underlying our income tax accruals. As we complete our analysis of U.S. Tax Reform Act, collect data and prepare the necessary calculations, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

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

We maintain an uncertain tax liability associated with the Danish Assessments, as well as for unassessed years 2009 through 2017 (collectively the years 2001 through 2017 are referred to as the "Danish Tax Matter"). It is reasonably possible the amount of unrecognized tax benefits may change in the next twelve months. An estimate of the amount of such change cannot be made at this time. If we are not successful in defending our position before the Tribunal or in the Danish courts, or in negotiating a mutually acceptable settlement, we could be required to pay a significant amount to SKAT. Refer to Note 13, “Income Taxes,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for further information associated with this tax assessment.

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

Impact of Recently Issued Accounting Pronouncements

Refer to Note 3, "Recently Issued Accounting Pronouncements," in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1(f), "Derivative Financial Instruments," to the accompanying Consolidated Financial Statements for a summary of our foreign exchange forward contracts as of December 31, 2017.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. As the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by approximately 0.6% in the year ended December 31, 2017. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at December 31, 2017, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $3.5 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

On December 31, 2017, we had variable-rate debt of $639.6 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of $6.4 million. In light of the continued favorable interest rate environment, we will evaluate opportunities to improve our debt structure and minimize our interest rate risk. We do not have interest rate swap agreements in effect to hedge interest rate risk in our variable rate debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tempur Sealy International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tempur Sealy International, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.
Louisville, Kentucky
March 1, 2018

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)

	Year Ended December 31,
	2017	2016	2015
Net sales	$2,754.4	$3,128.9	$3,154.6
Cost of sales	1,613.7	1,821.4	1,905.4
Gross profit	1,140.7	1,307.5	1,249.2
Selling and marketing expenses	601.3	648.5	648.0
General, administrative and other expenses	273.0	281.4	324.9
Customer termination charges, net	14.4	—	—
Equity income in earnings of unconsolidated affiliates	(15.6)	(13.3)	(11.9)
Royalty income, net of royalty expense	(20.8)	(19.5)	(18.3)
Operating income	288.4	410.4	306.5

Other expense, net:
Interest expense, net	108.0	91.6	102.5
Loss on extinguishment of debt	—	47.2	—
Other (income) expense, net	(8.0)	(0.2)	12.9
Total other expense, net	100.0	138.6	115.4

Income before income taxes	188.4	271.8	191.1
Income tax provision	(47.7)	(86.8)	(125.4)
Net income before non-controlling interests	140.7	185.0	65.7
Less: Net (loss) income attributable to non-controlling interests	(10.7)	(5.6)	1.2
Net income attributable to Tempur Sealy International, Inc.	$151.4	$190.6	$64.5

Earnings per common share:
Basic	$2.80	$3.23	$1.05
Diluted	$2.77	$3.19	$1.03

Weighted average common shares outstanding:
Basic	54.0	59.0	61.7
Diluted	54.7	59.8	62.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2017	2016	2015
Net income before non-controlling interests	$140.7	$185.0	$65.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	29.1	(0.3)	(52.7)
Net change in unrecognized gain on interest rate swap, net of tax	—	—	0.7
Net change in pension benefits, net of tax	(0.5)	(0.8)	1.0
Unrealized (loss) income on cash flow hedging derivatives, net of tax	(0.6)	(6.0)	5.3
Other comprehensive income (loss), net of tax	28.0	(7.1)	(45.7)
Comprehensive income	168.7	177.9	20.0
Less: Comprehensive (loss) income attributable to non-controlling interests	(10.7)	(5.6)	1.2
Comprehensive income attributable to Tempur Sealy International, Inc.	$179.4	$183.5	$18.8

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2017	December 31, 2016
ASSETS

Current Assets:
Cash and cash equivalents	$41.9	$65.7
Accounts receivable, net	317.7	341.6
Inventories	183.0	196.5
Prepaid expenses and other current assets	64.8	63.9
Total Current Assets	607.4	667.7
Property, plant and equipment, net	435.1	422.2
Goodwill	733.1	722.5
Other intangible assets, net	667.4	678.7
Deferred income taxes	23.6	22.5
Other non-current assets	227.4	185.2
Total Assets	$2,694.0	$2,698.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$241.2	$235.0
Accrued expenses and other current liabilities	234.2	250.0
Income taxes payable	29.1	5.8
Current portion of long-term debt	72.4	70.3
Total Current Liabilities	576.9	561.1
Long-term debt, net	1,680.7	1,817.8
Deferred income taxes	114.3	174.6
Other non-current liabilities	207.4	179.6
Total Liabilities	2,579.3	2,733.1

Redeemable non-controlling interest	2.2	7.6

Stockholders' Equity (Deficit):
Common stock, $0.01 par value, 300.0 million shares authorized; 99.2 million shares issued as of December 31, 2017 and 2016	1.0	1.0
Additional paid in capital	508.0	492.8
Retained earnings	1,416.2	1,264.8
Accumulated other comprehensive loss	(75.5)	(103.5)
Treasury stock at cost; 45.0 million and 44.8 million shares as of December 31, 2017 and 2016, respectively	(1,737.2)	(1,700.0)
Total stockholders' equity (deficit), net of non-controlling interests in subsidiaries	112.5	(44.9)
Non-controlling interest in subsidiaries	—	3.0
Total Stockholders' Equity (Deficit)	112.5	(41.9)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity (Deficit)	$2,694.0	$2,698.8

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

		Tempur Sealy International, Inc. Stockholders' Equity (Deficit)
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity (Deficit)
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, January 1, 2015	$12.6	99.2	$1.0	38.3	$(1,191.3)	$411.9	$1,009.7	$(50.7)	$—	$180.6
Net income							64.5			64.5
Net income attributable to non-controlling interest	1.2
Distributions paid to non-controlling interest	(1.4)
Adjustment to pension liability, net of tax of $0.5								1.0		1.0
Derivative instruments accounted for as hedges, net of tax of $(2.4)								6.0		6.0
Foreign currency adjustments								(52.7)		(52.7)
Exercise of stock options				(1.3)	16.5	3.9				20.4
Treasury stock issued to CEO				(0.1)	0.9	4.1				5.0
Issuances of PRSUs, RSUs, and DSUs				(0.1)	0.8	(0.8)				—
Tax adjustments related to stock compensation						21.8				21.8
Treasury stock repurchased					(1.3)					(1.3)
Amortization of unearned stock-based compensation						22.5				22.5
Balance, December 31, 2015	$12.4	99.2	$1.0	36.8	$(1,174.4)	$463.4	$1,074.2	$(96.4)	$—	$267.8
Net income							190.6			190.6
Net loss attributable to non-controlling interests	(4.8)								(0.8)	(0.8)
Acquisition of non-controlling interest in subsidiary									3.8	3.8
Adjustment to pension liability, net of tax of $(0.5)								(0.8)		(0.8)
Derivative instruments accounted for as hedges, net of tax of $(2.2)								(6.0)		(6.0)
Foreign currency adjustments								(0.3)		(0.3)
Exercise of stock options				(0.6)	7.9	7.8				15.7
Issuances of PRSUs, RSUs, and DSUs				(0.1)	1.5	(1.6)				(0.1)
Tax adjustments related to stock compensation						7.0				7.0
Treasury stock repurchased				8.7	(533.0)					(533.0)
Treasury stock repurchased - PRSU/RSU/DSU releases				—	(2.0)					(2.0)
Amortization of unearned stock-based compensation						16.2				16.2
Balance, December 31, 2016	$7.6	99.2	$1.0	44.8	$(1,700.0)	$492.8	$1,264.8	$(103.5)	$3.0	$(41.9)
Net income							151.4			151.4
Net loss attributable to non-controlling interests	(5.4)								(5.3)	(5.3)
Adjustment to pension liability, net of tax of $(0.3)								(0.5)		(0.5)
Derivative instruments accounted for as hedges, net of tax of $(0.1)								(0.6)		(0.6)
Foreign currency adjustments								29.1		29.1
Exercise of stock options				(0.3)	4.5	8.3				12.8
Issuances of PRSUs, RSUs, and DSUs				(0.2)	3.2	(3.2)				—
Treasury stock repurchased				0.6	(40.1)					(40.1)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.1	(4.8)					(4.8)
Amortization of unearned stock-based compensation						13.3				13.3
Acquisition of non-controlling interest						(3.2)			2.3	(0.9)
Balance, December 31, 2017	$2.2	99.2	$1.0	45.0	$(1,737.2)	$508.0	$1,416.2	$(75.5)	$—	$112.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interests	$140.7	$185.0	$65.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81.3	73.3	71.4
Amortization of stock-based compensation	13.3	16.2	22.5
Amortization of deferred financing costs	2.2	3.5	20.3
Bad debt expense	10.4	4.6	6.9
Deferred income taxes	(60.2)	(31.1)	(21.3)
Dividends received from unconsolidated affiliates	11.3	10.8	9.1
Equity income in earnings of unconsolidated affiliates	(15.6)	(13.3)	(11.9)
Non-cash interest expense on 8.0% Sealy Notes	—	4.0	6.3
Loss on extinguishment of debt	—	47.2	—
Loss on sale of assets	0.3	1.3	1.5
Foreign currency adjustments and other	(3.2)	(0.5)	5.5
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	22.3	17.6	(38.4)
Inventories	17.1	1.8	10.7
Prepaid expenses and other assets	(16.2)	(124.4)	(58.7)
Accounts payable	(1.6)	(40.6)	52.8
Accrued expenses and other	(4.1)	6.8	95.7
Income taxes	24.9	3.3	(3.9)
Net cash provided by operating activities	222.9	165.5	234.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of business	—	—	7.2
Purchases of property, plant and equipment	(67.0)	(62.4)	(65.9)
Proceeds from sale of property, plant and equipment	4.9	0.2	—
Other	—	(0.2)	(1.0)
Net cash used in investing activities	(62.1)	(62.4)	(59.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	1,332.9	2,233.3	863.5
Repayments of borrowings under long-term debt obligations	(1,471.5)	(1,867.7)	(988.3)
Proceeds from exercise of stock options	12.8	15.7	20.4
Excess tax benefit from stock-based compensation	—	7.0	21.8
Treasury stock repurchased	(44.9)	(535.0)	(1.3)
Payment of deferred financing costs	(0.5)	(6.9)	(8.0)
Fees paid to lenders	—	(7.8)	—
Call premium on 2020 Senior Notes	—	(23.6)	—
Proceeds from purchase of treasury shares by CEO	—	—	5.0
Other	(4.0)	(0.1)	(3.8)
Net cash used in financing activities	(175.2)	(185.1)	(90.7)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(9.4)	(6.2)	7.6
(Decrease) increase in cash and cash equivalents	(23.8)	(88.2)	91.4
CASH AND CASH EQUIVALENTS, beginning of period	65.7	153.9	62.5
CASH AND CASH EQUIVALENTS, end of period	$41.9	$65.7	$153.9

Supplemental cash flow information:
Cash paid during the period for:
Interest	$106.3	$83.2	$66.5
Income taxes, net of refunds	$81.2	$81.3	$94.9
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

The Company also has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have effective control, and consolidation is not otherwise required. The Company’s equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income. The Company’s Asia-Pacific joint ventures are more fully described in Note 6, "Unconsolidated Affiliate Companies."

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

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. There were no transfers between levels for the years ended December 31, 2017 or 2016. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. The fair value of the Company's financial instruments that are recorded on a recurring basis at fair value is not material.

(e) Foreign Currency. Assets and liabilities of non-U.S. subsidiaries, whose functional currency is the local currency, are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the financial statements of foreign subsidiaries are included in accumulated other comprehensive loss (“AOCL”), a component of stockholders’ equity/(deficit), and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and on the settlement date. These amounts are not considered material to the Consolidated Financial Statements.

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

For derivative financial instruments that are designated as a hedge, unrealized gains and losses related to the effective portion are either recognized in income immediately to offset the realized gain or loss on the hedged item, or are deferred and reported as a component of AOCL in stockholders' equity/(deficit) and subsequently recognized in net income when the hedged item affects net income. The change in fair value of the ineffective portion of a derivative financial instrument is recognized in net income immediately. For derivative instruments that are not designated as hedges, the gain or loss related to the change in fair value is also recorded to net income immediately. The effectiveness of the cash flow hedge contracts, including time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as other timing and probability criteria. For derivative instruments that are not designated as hedges, the gain or loss related to the change in fair value is also recorded in net income immediately.

The Company manages a portion of the risk associated with fluctuations in foreign currencies related to intercompany and third party inventory purchases denominated in foreign currencies through foreign exchange forward contracts designated as cash flow hedges. During 2017, the Company had foreign exchange forward contracts designated as cash flow hedges to buy U.S. dollars and to sell Canadian dollars. These foreign exchange forward contracts matured in September 2017. The forward exchange contract asset and liability as of December 31, 2016 and 2015 were based on Level 2 inputs and were not material in either period.

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

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(h) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

	December 31,
(in millions)	2017	2016
Finished goods	$121.8	$130.1
Work-in-process	11.5	10.7
Raw materials and supplies	49.7	55.7
	$183.0	$196.5

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

Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2017	2016
Machinery and equipment	$315.0	$283.9
Land and buildings	316.2	302.6
Computer equipment and software	114.0	97.2
Furniture and fixtures	57.4	50.4
Construction in progress	63.2	52.9
Total property, plant, and equipment	865.8	787.0
Accumulated depreciation	(430.7)	(364.8)
Total property, plant and equipment, net	$435.1	$422.2

Depreciation expense, which includes depreciation expense for capital lease assets, for the Company was $65.3 million, $56.1 million and $53.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(j) Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). The Company did not identify any impairments for the years ended December 31, 2017, 2016 and 2015.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(k) Goodwill and Other Intangible Assets. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate impairment may have occurred. The Company performs an annual impairment test on goodwill and indefinite-lived intangible assets on October 1 of each year and whenever events or circumstances make it more likely than not that impairment may have occurred. In conducting the impairment test for the North America and International reporting units, the fair value of each of the Company's reporting units is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. The Company’s determination of fair value of the reporting units is based on a discounted cash flow approach, with an appropriate risk-adjusted discount rate, and a market approach. Any identified impairment would result in an adjustment to the Company’s results of operations.

The Company also tests its indefinite-lived intangible assets, principally the Tempur and Sealy trade names. The Company tested both trade names for impairment using a “relief-from-royalty” method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates.

The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in 2017, 2016 and 2015, and an interim impairment test for its North America reporting unit in March 2017, none of which resulted in the recognition of impairment charges. The most recent annual impairment tests performed as of October 1, 2017, indicated that the fair values of each of the Company's reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. For further information on goodwill and other intangible assets, refer to Note 5, “Goodwill and Other Intangible Assets.”

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

The Company had the following activity for accrued sales returns from December 31, 2015 to December 31, 2017:

(in millions)
Balance as of December 31, 2015	$28.5
Amounts accrued	130.6
Returns charged to accrual	(128.8)
Balance as of December 31, 2016	$30.3
Amounts accrued	102.1
Returns charged to accrual	(102.4)
Balance as of December 31, 2017	$30.0

As of December 31, 2017 and 2016, $19.6 million and $20.0 million of accrued sales returns is included as a component of accrued expenses and other current liabilities and $10.4 million and $10.3 million of accrued sales returns is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

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

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company had the following activity for warranties from December 31, 2015 to December 31, 2017:

(in millions)
Balance as of December 31, 2015	$29.6
Amounts accrued	50.0
Warranties charged to accrual	(49.7)
Balance as of December 31, 2016	$29.9
Amounts accrued	50.3
Warranties charged to accrual	(43.5)
Balance as of December 31, 2017	$36.7

As of December 31, 2017 and 2016, $16.7 million and $14.3 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $20.0 million and $15.6 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

 (n) Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change. The deferred tax assets and liabilities have been re-valued pursuant to the U.S. Tax Reform Act as discussed in Note 13 - Income Taxes. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. The Company accounts for uncertain foreign and domestic tax positions utilizing a proscribed recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance for doubtful accounts based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Consolidated Balance Sheets was $27.4 million and $22.4 million as of December 31, 2017 and 2016, respectively.

The Company reflects all amounts billed to customers for shipping and handling in net sales and the costs incurred from shipping and handling product in cost of sales. Amounts included in net sales for shipping and handling were $11.3 million, $11.7 million and $11.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amounts included in cost of sales for shipping and handling were $159.3 million, $155.1 million and $161.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

(r) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $284.1 million, $352.7 million and $360.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Advertising costs include expenditures for shared advertising costs that the Company reimburses to customers under its integrated and cooperative advertising programs. Cooperative advertising costs paid to customers are recorded as a component of selling and marketing expenses within the Consolidated Statements of Income to the extent of the estimated fair value of the customer's underlying advertisement when the customer provides proof of advertising. The Company periodically assesses the liabilities recorded for cooperative advertising based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $3.8 million and $7.4 million as of December 31, 2017 and 2016, respectively.

(s) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and are included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were $21.7 million, $26.7 million and $28.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(t) Royalty Income and Expense. The Company recognizes royalty income based on sales of Sealy® and Stearns & Foster® branded products by various licensees. The Company also pays royalties to other entities for the use of their names on products produced by the Company. Royalty income, net of royalty expense, was $20.8 million, $19.5 million and $18.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(v) Treasury Stock. Subject to Delaware law, and the limitations in the Company's 2016 Credit Agreement (as defined in Note 7, "Debt") and the Company's other debt agreements, the Board of Directors may authorize share repurchases of the Company’s common stock (“Stock Repurchase Authorizations”). Purchases made pursuant to Stock Repurchase Authorizations may be carried out through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company deems appropriate. Stock repurchased under Stock Repurchase Authorizations is held in treasury for general corporate purposes, including issuances under various employee stock-based award plans. On February 1, 2016, the Board of Directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase shares of Tempur Sealy International's common stock. For the year ended December 31, 2017, the Company repurchased 0.6 million shares for approximately $40.1 million under the share repurchase authorization. As of December 31, 2017, the Company had approximately $226.9 million remaining under the existing share repurchase authorization.

In addition, the Company acquired 0.1 million and 0.0 million shares upon the vesting of certain PRSUs, which were withheld to satisfy tax withholding obligations during the year ended December 31, 2017 and 2016, respectively. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or last business day prior to the vesting date, resulting in approximately $4.8 million and $2.0 million in treasury stock acquired during the year ended December 31, 2017 and 2016, respectively.

Treasury stock is accounted for under the cost method and reported as a reduction of stockholders’ equity/(deficit). Stock Repurchase Authorizations may be suspended, limited or terminated at any time without notice.

(w) Self-Insurance. The Company is self-insured up to $0.8 million per claim per year for certain losses related to medical claims with excess loss coverage. The Company also utilizes large deductible policies to insure claims related to general liability, product liability, automobile, and workers’ compensation. The Company’s recorded liability for workers’ compensation represents an estimate of the ultimate cost of claims incurred as of the Consolidated Balance Sheet date. The estimated workers' compensation liability is undiscounted and is established based upon analysis of historical and actuarial estimates, and is reviewed by the Company and third party actuaries on a quarterly basis to ensure that the liability is appropriate. As of December 31, 2017 and 2016, $4.8 million and $8.6 million, respectively, of the recorded undiscounted liability is included in accrued expenses and other current liabilities and $15.9 million and $12.3 million, respectively, is included in other non-current liabilities within the accompanying Consolidated Balance Sheets. During 2016, the Company entered into a retroactive insurance policy to limit exposure on historical worker's compensation claims. As of December 31, 2017 and 2016, $2.4 million and $0.0 million, respectively, are included in prepaid expenses and other current assets and $7.6 million and $14.2 million, respectively, are included in other non-current assets within the accompanying Consolidated Balance Sheets, which together represent the value of expected recoveries related to the underlying insured events. The related liabilities for the Company's worker's compensation exposure are included in other non-current liabilities within the accompanying Consolidated Balance Sheets.

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

(y) Restructuring Activities. For the year ended December 31, 2016, the Company initiated certain restructuring activities, which included headcount reductions and store closures. As a result, the Company recognized $8.3 million of restructuring expenses consisting primarily of severance benefits and costs associated with store closures, which are recorded in cost of sales, selling and marketing expenses, and general, administrative and other expenses.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(z) Customer Contract Termination. During the week of January 23, 2017, the Company was unexpectedly notified by the senior management of Mattress Firm, Inc. ("Mattress Firm") and representatives of Steinhoff International Holdings Ltd., its parent company, of Mattress Firm's intent to terminate its business relationship with the Company if the Company did not agree to considerable changes to its agreements with Mattress Firm, including significant economic concessions. The Company engaged in discussions to facilitate a mutually agreeable supply arrangement with Mattress Firm. However, the parties were unable to reach an agreement, and on January 27, 2017, Tempur-Pedic North America, LLC and Sealy Mattress Company issued formal termination notices for all of their products to Mattress Firm. On January 30, 2017, Tempur-Pedic and Sealy Mattress entered into transition agreements with Mattress Firm in which they agreed, among other things, to continue supplying Mattress Firm until April 3, 2017, at which time the parties’ business relationship ended.

In the first quarter of 2017, the Company took steps to manage its cost structure as a result of the termination of the contracts with Mattress Firm. For the three months ended March 31, 2017, the Company recognized $25.9 million of net charges associated with the termination of the relationship with Mattress Firm. This amount includes $11.5 million of charges within cost of sales and $14.4 million of charges within customer termination charges, net in the Consolidated Statements of Income. The following amounts are recognized in cost of sales: $5.4 million of charges related to the write-off of customer-unique inventory and $6.1 million of increased warranty costs associated with claims historically retained by Mattress Firm. The following amounts are recognized in customer termination charges, net: $22.8 million of charges related to the write-off of Mattress Firm incentives and marketing assets, employee-related expenses and professional fees; and $0.9 million of accelerated stock-based compensation expense. These charges are offset by $9.3 million of benefit related to the change in estimate associated with performance-based stock compensation that is no longer probable of payout as a result of the termination of the contracts with Mattress Firm.

In the three months ended March 31, 2017, the Company also recognized $9.3 million related to the payments received pursuant to the transition agreements with Mattress Firm. This amount is included within other income (expense), net in the Consolidated Statements of Income.

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

(2) Revisions of Previously-Issued Financial Statements

During the fourth quarter of 2017, the Company identified accounting and operational irregularities associated with a Latin American subsidiary. These errors were immaterial to each of the prior reporting periods affected. However, the Company concluded that the cumulative effect of correcting the errors in 2017 would materially misstate the Company’s Consolidated Statement of Income for the year ended December 31, 2017. Accordingly, the prior period results have been revised.
The cumulative impact for both Income before income taxes and Net income attributable to Tempur Sealy International, Inc. for the periods prior to January 1, 2015 is $27.2 million and is reflected in beginning retained earnings for January 1, 2015.

The table below illustrates the effect of the corrections on the Company's consolidated financial statements for the periods presented.

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Previously Reported	Correction	As Revised	Previously Reported	Correction	As Revised
Net sales	$3,127.3	$1.6	$3,128.9	$3,151.2	$3.4	$3,154.6
Gross profit	1,309.4	(1.9)	1,307.5	1,248.9	0.3	1,249.2
Operating income	415.5	(5.1)	410.4	309.1	(2.6)	306.5
Income before income taxes	283.3	(11.5)	271.8	200.1	(9.0)	191.1
Income tax provision	(86.8)	—	(86.8)	(125.4)	—	(125.4)
Net income before non-controlling interests	196.5	(11.5)	185.0	74.7	(9.0)	65.7
Net income attributable to Tempur Sealy International, Inc.	$202.1	$(11.5)	$190.6	$73.5	$(9.0)	$64.5

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2016
	Previously Reported	Correction	As Revised
Total assets	$2,702.6	$(3.8)	$2,698.8
Total liabilities	2,707.2	25.9	2,733.1
Retained earnings	1,312.4	(47.6)	1,264.8
Total stockholders' deficit	(12.2)	(29.7)	(41.9)
Total liabilities, redeemable non-controlling interest and stockholders' deficit	$2,702.6	$(3.8)	$2,698.8

(3) Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (Topic 606), that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This ASU is based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

The Company conducted a risk assessment and had developed a transition plan that enabled the Company to meet the implementation requirement. Revenue streams and performance obligations include product sales, sales-based royalties and warranties. The Company's contracts also include forms of variable consideration, including rebates (volume, cash and cooperative advertising), trade or other support, free products, slotting fees, and sales returns. Based on the evaluation of the Company's current contracts and the related revenue streams and performance obligations, most will be recorded consistently under both the current and new standard. The majority of the Company's revenue transactions are not accounted for under industry-specific guidance that will be superseded by Topic 606 and generally consist of a single performance obligation to transfer promised goods.

The Company adopted the new revenue guidance effective January 1, 2018 using the modified retrospective method of adoption. The largest impacts as a result of the new standard are the new required qualitative and quantitative disclosures. Other presentation and disclosure changes include the reclassification of royalty income to revenue and changes in the balance sheet classification for sales returns. Under the new standard, the Company will continue to recognize the amount of consideration received or receivable that is expected to be returned as a refund liability, representing the Company's obligation to return the customer’s consideration. The Company evaluated the impact of the adoption on the classification of cooperative advertising programs and other promotional programs with the Company's customers. The impact of adoption to these promotional programs did not result in material changes in the Company's recognition or presentation of costs within the Company's Consolidated Statements of Income.

As required under the new standard, the Company will establish a return asset for the right to recover the goods returned by the customer in 2018. The Company recognized a cumulative effect of initially applying the new standard as a decrease to the opening balance of retained earnings for approximately $3.0 million, net of tax. The Company does not expect the impact to cost of sales as a result of adjusting the return asset on an ongoing basis to be material. The return asset will be subject to impairment assessments on an ongoing basis.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases, that requires lessees to recognize most leases on the balance sheet and provides for expanded disclosures on key information about leasing arrangements. This ASU is effective for interim and annual periods beginning after December 5, 2018, which means it will become effective for the Company on January 1, 2019. In transition, the Company is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating this ASU to determine the impact it will have on the Company's Consolidated Financial Statements. The Company expects that the adoption of the standard will result in a material increase to the assets and liabilities within the Consolidated Balance Sheets.

Employee Share-Based Payments

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The Company adopted this ASU as of January 1, 2017. As a result of the adoption of this ASU:

•
The Company recognized all excess tax benefits and tax deficiencies as income tax provision or benefit in the Consolidated Statement of Income. The Company recognized excess tax deficiencies of $0.7 million for the year ended December 31, 2017.

•	The Company is prospectively presenting these excess tax benefits and tax deficiencies as an operating activity on the Consolidated Statement of Cash Flows.

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

Pensions

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which is accounting guidance that will change how employers who sponsor defined benefit pension and/or postretirement benefit plans present the net periodic benefit cost in the Consolidated Statements of Income. This guidance requires employers to present the service cost component of net periodic benefit cost in the same caption within the Consolidated Statements of Income as other employee compensation costs from services rendered during the period. All other components of the net periodic benefit cost will be presented separately outside of the operating income caption. This guidance must be applied retrospectively and will become effective for the Company on January 1, 2018. Adoption of this guidance will result in a reclassification of pension and other postretirement plan non-service income and re-measurement adjustments, net from within operating income to non-operating income.

(4) Acquisitions and Divestitures

On October 3, 2016, the Company acquired 51% of the outstanding equity of an entity included in the North America segment. Upon acquisition, the remaining 49% of the outstanding equity represented a non-controlling interest, which is presented as a separate component of total equity. The acquisition was valued at $7.7 million, and the purchase price allocation primarily included inventory, goodwill and non-controlling interest. On December 1, 2017, the Company acquired the remaining 49% equity interest of the entity. The results of operations were not material to the Company’s Consolidated Financial Statements for the years ended December 31, 2017 and 2016, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Goodwill and Other Intangible Assets

The following summarizes the Company's goodwill by reportable segment:

(in millions)	North America	International	Consolidated
Balance as of January 1, 2016	$562.8	$146.6	$709.4
Goodwill resulting from acquisition	7.4	—	7.4
Foreign currency translation adjustments and other	1.8	3.9	5.7
Balance as of December 31, 2016	$572.0	$150.5	$722.5
Foreign currency translation adjustments and other	4.6	6.0	10.6
Balance as of December 31, 2017	$576.6	$156.5	$733.1

The following table summarizes information relating to the Company’s other intangible assets, net:

($ in millions)		December 31, 2017			December 31, 2016
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade names		$561.7	$—	$561.7	$559.8	$—	$559.8
Amortized intangible assets:
Contractual distributor relationships	15	$86.0	$27.5	$58.5	$85.0	$21.5	$63.5
Technology and other	4-10	91.4	54.3	37.1	90.4	46.5	43.9
Patents, other trademarks and other trade names	5-20	27.3	19.0	8.3	27.1	19.2	7.9
Customer databases, relationships and reacquired rights	2-5	23.9	22.1	1.8	24.2	20.6	3.6
Total		$790.3	$122.9	$667.4	$786.5	$107.8	$678.7

Amortization expense relating to intangible assets for the Company was $16.1 million, $17.2 million and $17.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is recorded in general, administrative and other expenses in the Company's Consolidated Statements of Income. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any period.

Estimated annual amortization of intangible assets is expected to be as follows for the years ending December 31:

(in millions)
2018	$16.1
2019	15.1
2020	14.6
2021	14.5
2022	13.3

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) Unconsolidated Affiliate Companies

The Company has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0% and is accounted for under the equity method. The Company’s investment of $21.5 million and $15.5 million at December 31, 2017 and 2016, respectively, is recorded in other non-current assets in the accompanying Consolidated Balance Sheets. The Company’s share of earnings for the years ended December 31, 2017 and 2016, respectively, are recorded in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

The tables below present summarized financial information for joint ventures as of and for the years ended December 31:

(in millions)	2017	2016
Current assets	$73.7	$58.6
Non-current assets	17.8	14.2
Current liabilities	52.3	41.8
Equity	39.2	31.0

(in millions)	2017	2016	2015
Net sales	$195.1	$155.2	$131.6
Gross profit	129.9	101.7	85.0
Income from operations	43.3	32.2	26.2
Net income	31.7	24.8	20.1
(7) Debt

Debt for the Company consists of the following:

(in millions)	December 31, 2017		December 31, 2016
Debt:	Amount	Rate	Amount	Rate	Maturity Date
2016 Credit Agreement:
Term A Facility	$555.0	(1)	$585.0	(2)	April 6, 2021
Revolver	—	(1)	156.9	(2)	April 6, 2021
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
Securitized debt	49.0	(3)	—	N/A	April 12, 2019
Capital lease obligations (4)	71.8		73.3		Various
Other	36.7		35.8		Various
Total debt	1,762.5		1,901.0
Less: deferred financing costs	(9.4)		(12.9)
Total debt, net	1,753.1		1,888.1
Less: current portion	(72.4)		(70.3)
Total long-term debt, net	$1,680.7		$1,817.8

(1)	Interest at LIBOR plus applicable margin of 1.75% as of December 31, 2017.
(2)	Interest at LIBOR plus applicable margin of 1.50% as of December 31, 2016.
(3)	Interest at one month LIBOR index plus 80 basis points.
(4)	Capital lease obligations are a non-cash financing activity.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2016 Credit Agreement

On April 6, 2016, the Company entered into a senior secured credit agreement ("2016 Credit Agreement") with a syndicate of banks. The 2016 Credit Agreement replaced the Company’s 2012 Senior Secured Credit Agreement ("2012 Credit Agreement"). The 2016 Credit Agreement provides for a $500.0 million revolving credit facility, a $500.0 million initial term loan facility and a $100.0 million delayed draw term loan facility. At any time, the Company may also elect to request the establishment of one or more incremental term loan facilities and/or increase commitments under the revolving credit facility in an aggregate amount of up to $500.0 million. A portion of the revolving credit facility of up to $250.0 million is available in Canadian Dollars, Pounds Sterling, the Euro and any additional currencies determined by mutual agreement of the Company, the administrative agent and the lenders under the revolving credit facility. A portion of the revolving credit facility of up to $100.0 million is available for the issuance of letters of credit for the account of the Company and a portion of the revolving credit facility of up to $50.0 million is available for swing line loans to the Company.

Borrowings under the 2016 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the other subsidiary borrowers, at either (i) LIBOR plus the applicable margin or (ii) Base Rate plus the applicable margin. The applicable margins are determined by a pricing grid based on the consolidated total net leverage ratio of the Company following the delivery of the Consolidated Financial Statements of the Company for the most recent quarter. The delayed draw term loan facility has identical pricing to the revolving credit facility and initial term loan facility. For the period ended December 31, 2017, the margin was either (i) LIBOR plus 1.75% per annum, or (ii) Base Rate plus 0.75%.

Obligations under the 2016 Credit Agreement are guaranteed by the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions. The 2016 Credit Agreement is secured by a security interest in substantially all of Tempur Sealy International’s and the other subsidiary borrowers’ domestic assets and the domestic assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by a subsidiary guarantor. The 2016 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded on the Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and other short-term debt. The Company is allowed to subtract from consolidated funded debt an amount equal to 100.0% of domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of December 31, 2017, domestic qualified cash was $18.4 million and foreign qualified cash was $14.1 million. As of December 31, 2017, the Company's consolidated total net leverage ratio was 3.91 times, within the covenant in the Company's debt agreements which limits this ratio to 5.00 times for the year ended December 31, 2017.

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

The Company was in compliance with all applicable covenants in the 2016 Credit Agreement at December 31, 2017.

The Company is required to pay a commitment fee on the unused portion of the revolving credit facility. The commitment fee rate is determined by a pricing grid based on the consolidated total net leverage ratio of the Company. The commitment fee is payable quarterly in arrears following the delivery of Consolidated Financial Statements for the most recent quarter and on the date of termination or expiration of the commitments under the revolving credit facility. The Company and the other borrowers also pay customary letter of credit issuance and other fees under the 2016 Credit Agreement. For the period ended December 31, 2017, the Company's commitment fee rate was 0.30%.

In 2016, the Company also borrowed $100.0 million using the delayed draw term loan facility under the Company's 2016 Credit Agreement in connection with the repayment of the 8.0% Sealy Notes. The commitment to provide the delayed draw term loan facility terminated with its funding.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As a result of the Company’s 2016 Credit Agreement, $3.6 million of deferred financing costs were capitalized in 2016 and will be amortized as interest expense over the respective debt instrument period, 5 years, using the effective interest method. In addition, the Company expensed $1.9 million of lender fees associated with this transaction in 2016, which is included in loss on extinguishment of debt in the Consolidated Statements of Income.

The Company used the proceeds from the 2016 Credit Agreement to repay in full and terminate the 2012 Credit Agreement. The 2012 Credit Agreement initially provided for (i) a revolving credit facility of $350.0 million, (ii) a Term A facility of $550.0 million and (iii) a Term B facility of $870.0 million. In conjunction with the repayment of all outstanding borrowings on the 2012 Credit Agreement, the Company expensed approximately $11.0 million of deferred financing costs in 2016, which is included in loss on extinguishment of debt in the Consolidated Statements of Income.

Senior Notes

2026 Senior Notes

On May 24, 2016, Tempur Sealy International issued $600.0 million aggregate principal amount of 5.500% 2026 Senior Notes in a private offering to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2026 Senior Notes were issued pursuant to an indenture, dated as of May 24, 2016 (the "2026 Indenture"), among Tempur Sealy International, certain subsidiaries of Tempur Sealy International as guarantors (the "Combined Guarantor Subsidiaries"), and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2026 Senior Notes are general unsecured senior obligations of Tempur Sealy International and are guaranteed on a senior unsecured basis by the Combined Guarantor Subsidiaries. The 2026 Senior Notes mature on June 15, 2026, and interest is payable semi-annually in arrears on each June 15 and December 15, which began on December 15, 2016. The gross proceeds from the 2026 Senior Notes were used to refinance the $375.0 million aggregate principal amount of 6.875% 2020 Senior Notes and to pay related fees and expenses, and the remaining funds were used for share repurchases and general corporate purposes.

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

As a result of the issuance of the 2026 Senior Notes, $3.1 million of deferred financing costs were capitalized in 2016 and will be amortized as interest expense over the respective debt instrument period, 10 years, using the effective interest method. In addition, the Company expensed $5.9 million of lender fees associated with this transaction in 2016, which is included in loss on extinguishment of debt in the Consolidated Statements of Income.

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

2023 Senior Notes

On September 24, 2015, Tempur Sealy International issued $450.0 million aggregate principal amount of 5.625% 2023 Senior Notes in a private offering to qualified institutional buyers pursuant to Rule 144A of the Securities Act, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2023 Senior Notes were issued pursuant to an indenture, dated as of September 24, 2015 (the “2023 Indenture”), among Tempur Sealy International, the Combined Guarantor Subsidiaries (the Combined Guarantor Subsidiaries are the same under the 2026 Indenture, the 2023 Indenture and the 2020 Indenture), and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2023 Senior Notes are general unsecured senior obligations of Tempur Sealy International and are guaranteed on a senior unsecured basis by the Combined Guarantor Subsidiaries. The 2023 Senior Notes mature on October 15, 2023, and interest is payable semi-annually in arrears on each April 15 and October 15, which began on April 15, 2016. The gross proceeds from the 2023 Senior Notes were used to refinance a portion of the term loan debt under the 2012 Credit Agreement and to pay related fees and expenses.

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

Securitized Debt

On April 12, 2017, Tempur Sealy International and certain of its subsidiaries entered into a securitization transaction with respect to certain accounts receivable due to and certain of the Company's subsidiaries (the "Accounts Receivable Securitization"). In connection with this transaction, Tempur Sealy International and its wholly-owned special purpose subsidiary, Tempur Sealy Receivables, LLC, entered into a credit agreement that provides for revolving loans to be made from time to time in a maximum amount that varies over the course of the year based on the seasonality of the Company's accounts receivable and is subject to an overall limit of $120.0 million.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The obligations of the Company under the Accounts Receivable Securitization are secured by the accounts receivable and certain related rights and the facility agreements contain customary events of default. The accounts receivable continue to be owned by the Company and its subsidiaries and continue to be reflected as assets on the Company’s Consolidated Balance Sheets and represent collateral up to the amount of the borrowings under this facility. Borrowings under this facility are classified as long-term debt within the Consolidated Balance Sheets.

Fair Value

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

	Fair Value
(in millions)	December 31, 2017	December 31, 2016
2023 Senior Notes	$470.9	$468.5
2026 Senior Notes	618.1	606.8

Capital Leases

The Company is party to capital leases as of December 31, 2017 and 2016. The approximate remaining life of the leases ranges from 1 to 14 years as of December 31, 2017, with several including an option to extend the lease term.

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

Future Obligations

As of December 31, 2017, the scheduled maturities of long-term debt outstanding, including capital lease obligations, for each of the next five years and thereafter are as follows:

(in millions)
2018	$72.4
2019	92.9
2020	59.3
2021	442.1
2022	5.7
Thereafter	1,090.1
Total	$1,762.5

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) Retirement Plans

401(k) Plan

The Company has a defined contribution plan ("the 401(k) Plan") whereby eligible employees may contribute up to 85.0% of their pay subject to certain limitations as defined by the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan upon hire and are eligible to receive matching contributions upon six months of continuous employment with the Company. The 401(k) Plan provides a 100.0% match of the first 3.0% and 50.0% of the next 2.0% of eligible employee contributions. The match for union employees is based on the applicable collective bargaining arrangement. All matching contributions vest immediately. The Company incurred $4.0 million, $6.7 million and $7.3 million of expenses associated with the 401(k) Plan for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in the Consolidated Statements of Income.

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

Expenses and Status

Components of net periodic pension cost which is included in general, administrative and other expenses included in the accompanying Consolidated Statements of Income for the years ended December 31 were as follows:

(in millions)	2017	2016	2015
Service cost	$0.9	$0.8	$0.8
Interest cost	1.2	1.2	1.9
Expected return on assets	(1.5)	(1.3)	(2.2)
Amortization of prior service cost	0.1	—	—
Settlement loss	—	0.2	1.3
Net periodic pension cost	$0.7	$0.9	$1.8

The other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) for the years ended December 31 were:

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)	2017	2016	2015
Net loss	$0.4	$1.5	$0.2
Amortization of prior service cost	(0.1)	—	—
Amortization or settlement recognition of net loss	—	(0.2)	(1.3)
New prior service cost	0.5	—	0.1
Total recognized in other comprehensive loss (income)	$0.8	$1.3	$(1.0)

The following assumptions, calculated on a weighted-average basis, were used to determine net periodic pension cost for the Company’s Plans for the years ended December 31:

	2017	2016	2015
Discount rate (a)	4.07%	4.27%	4.12%
Expected long-term return on plan assets	6.64%	6.71%	7.05%

(a)
The discount rates used in 2017 to determine the expenses for the U.S. retirement plan and Canadian retirement plan were 4.06% and 4.10%, respectively. The discount rates used in 2016 to determine the expenses for the U.S. retirement plan and Canadian retirement plan were 4.26% and 4.30%, respectively.

Obligations and Funded Status

The measurement date for the Company's Plans is December 31. The funded status of the Plans as of December 31 was as follows:

(in millions)	2017	2016
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$28.0	$28.2
Service cost	0.9	0.8
Interest cost	1.2	1.2
Plan amendments	0.5	—
Actuarial loss	2.3	0.8
Settlements	—	(2.0)
Benefits paid	(0.9)	(1.1)
Expenses paid	(0.1)	—
Foreign currency exchange rate changes	0.2	0.1
Projected benefit obligation at end of year	$32.1	$28.0
Change in Plan Assets:
Fair value of plan assets at beginning of year	$21.7	$13.9
Actual return on plan assets	3.5	0.6
Employer contribution	0.9	10.2
Settlements	—	(2.0)
Benefits paid	(0.9)	(1.1)
Expenses paid	(0.1)	—
Foreign currency exchange rate changes	0.2	0.1
Fair value of plan assets at end of year	$25.3	$21.7
Funded status	$(6.8)	$(6.3)

The Company’s defined benefit pension plan for U.S. Sealy employees is underfunded. As of December 31, 2017, the projected benefit obligation and fair value of plan assets were $28.3 million and $21.0 million, respectively. As of December 31, 2016, the projected benefit obligation and fair value of plan assets were $24.9 million and $18.6 million, respectively. As of December 31, 2017, the projected benefit obligation and fair value of plan assets for the Sealy Canada Ltd. pension plan were $3.8 million and $4.3 million, respectively. As of December 31, 2016, the projected benefit obligation and fair value of plan assets for the Sealy Canada Ltd. pension plan were $3.1 million and $3.1 million, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The accumulated benefit obligation for all pension plans was $32.1 million at December 31, 2017 and $28.0 million at December 31, 2016.

The following table represents amounts recorded in the Consolidated Balance Sheets:

	December 31,
(in millions)	2017	2016
Amounts recognized in the Consolidated Balance Sheets:
Non-current benefit liability	$7.3	$6.3
Non-current benefit asset	0.5	—

The following assumption, calculated on a weighted-average basis, was used to determine benefit obligations for the Company’s defined benefit pension plans as of December 31:

	2017	2016
Discount rate (a)	3.56%	4.06%

(a)
The discount rates used in 2017 to determine the expenses for the U.S. retirement plan and Canadian retirement plan were 3.54% and 3.70%, respectively. The discount rates used in 2016 to determine the benefit obligations for the U.S. and Canadian defined benefit pension plans were 4.06% and 4.10%, respectively.

No material amounts are expected to be reclassified from AOCL to be recognized as components of net income during 2018.

Plan Contributions and Expected Benefit Payments

During 2018, the Company expects to contribute $0.3 million to the Company's Plans from available cash and cash equivalents.

The following table presents estimated future benefit payments:

(in millions)
Fiscal 2018	$1.0
Fiscal 2019	1.0
Fiscal 2020	1.1
Fiscal 2021	1.1
Fiscal 2022	1.2
Fiscal 2023 ‑ Fiscal 2027	7.0

Pension Plan Asset Information

Investment Objective and Strategies

The Company's investment objectives are to minimize the volatility of the value of the Company's pension assets relative to pension liabilities and to ensure assets are sufficient to pay plan benefits. Target and actual asset allocations are as follows:

	2017 Target	2017 Actual
Common/collective trust consisting primarily of:
Equity securities	60.00%	76.47%
Debt securities	40.00%	23.28%
Other	—%	0.25%
Total plan assets	100.00%	100.00%

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

Expected Long-Term Return on Plan Assets

The expected long-term return assumption at December 31, 2017 was 7.00% for the defined benefit pension plan for U.S. Sealy employees and 5.50% for the defined benefit pension plan for Sealy Canada, Ltd. The expected long-term return assumption is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. The assumption considers various sources, primarily inputs from advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of the Company's investment strategy by plan.

The investments in plan assets primarily consist of common collective trusts and money market funds. Investments in common collective trusts and money market funds are valued at the net asset value ("NAV") per share or unit multiplied by the number of shares or units held as of the measurement date. The determination of NAV for the common/collective trusts includes market pricing of the underlying assets as well as broker quotes and other valuation techniques that represent fair value as determined by the respective administrator of the common/collective trust. Management has determined that the NAV is an appropriate estimate of the fair value of the common collective trusts at December 31, 2017 and 2016, based on the fact that the common/collective trusts are audited and accounted for at fair value by the administrators of the respective common/collective trusts.  The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair value. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the Consolidated Balance Sheet dates.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of the Company’s plan assets at December 31 by asset category was as follows:

(in millions)	2017	2016
Asset Category
Common/collective trust
U.S. equity	$15.1	$12.5
International equity	4.2	3.7
Total equity based funds	19.3	16.2
Common/collective trust - fixed income	5.9	4.9
Money market funds	0.1	0.6
Total	$25.3	$21.7

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

(in millions)	2017	2016	2015
Multi‑employer retirement plan expense	$4.3	$4.9	$5.0
Multi‑employer health and welfare plan expense	3.5	2.8	2.4

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

The following table presents information regarding the multi‑employer pension plans that are significant to the Company for the years ended December 31, 2017 and 2016, respectively:

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2017	FIP/RP Status Pending/Implemented(2)	Contributions of the Company 2017	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/28/17	Red	Implemented	$1.1	No	2020	2015, 2016, 2017
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/16	Red	Implemented	$0.8	Yes, 10.0%	2019	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/16	Red	Implemented	$0.7	Yes, 10.0%	2018	N/A

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2016	FIP/RP Status Pending/Implemented(2)	Contributions of the Company 2016	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/29/16	Red	Implemented	$1.2	Yes, 10.0%	2017	2014, 2015, 2016
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/15	Red	Implemented	$1.3	Yes, 10.0%	2019	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/15	Red	Implemented	$0.3	Yes, 10.0%	2018	N/A

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

(2)	Funding Improvement Plan or Rehabilitation Plan as defined in the Employee Retirement Income Security Act of 1974 has been implemented or is pending.

(3)	Indicates whether the Company paid a surcharge to the plan in the most current year due to funding shortfalls and the amount of the surcharge.

(4)	The Company represented more than 5.0% of the total contributions for the most recent plan year available. For year ended December 31, 2015, the Company contributed $1.1 million to the plan.

(9) Stockholders' Equity (Deficit)

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

(b) Shareholder Rights Agreement. On February 8, 2017, the Board of Directors of the Company authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $0.01 per share (the “Common Shares”), of the Company to stockholders of record at the close of business on February 20, 2017. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company at an exercise price of $90 per one one-thousandth of a Preferred Share, subject to adjustment. Generally, the Rights become exercisable in the event any person or group (including a group of persons that are acting in concert with each other) acquires 20% or more of the Common Shares without the approval of the Board of Directors, and until such time are inseparable from and trade with the Company's Common Shares. The Rights have a de minimis fair value. The Rights are issued pursuant to the Amended and Restated Rights Agreement dated as of March 14, 2017 ("Amended Rights Agreement"), between the Company and American Stock Transfer & Trust Company, LLC, the Company's rights agent. Pursuant to the Amended Rights Agreement these Rights expired on February 7, 2018.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(c) AOCL. AOCL consisted of the following:

	Year Ended December 31,
(in millions)	2017	2016	2015
Foreign Currency Translation
Balance at beginning of period	$(101.9)	$(101.6)	$(48.9)
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	29.1	(0.3)	(52.7)
Balance at end of period	$(72.8)	$(101.9)	$(101.6)

Interest Rate Swap Agreement
Balance at beginning of period	$—	$—	$(0.7)
Other comprehensive income:
Net change from period revaluation:	—	—	3.1
Tax expense (2)	—	—	(1.2)
Total other comprehensive income before reclassifications, net of tax	—	—	1.9
Net amount reclassified to earnings (3)	—	—	(1.9)
Tax benefit (2)	—	—	0.7
Total amount reclassified from accumulated other comprehensive loss, net of tax	—	—	(1.2)
Total other comprehensive income	—	—	0.7
Balance at end of period	$—	$—	$—

Pension Benefits
Balance at beginning of period	$(2.2)	$(1.4)	$(2.4)
Other comprehensive (loss) income:
Net change from period revaluation:	(0.8)	(1.5)	0.2
Tax benefit (2)	0.3	0.6	—
Total other comprehensive (loss) income before reclassifications, net of tax	(0.5)	(0.9)	0.2
Net amount reclassified to earnings	—	0.2	1.3
Tax expense (2)	—	(0.1)	(0.5)
Total amount reclassified from accumulated other comprehensive loss, net of tax	—	0.1	0.8
Total other comprehensive (loss) income	(0.5)	(0.8)	1.0
Balance at end of period	$(2.7)	$(2.2)	$(1.4)

Foreign Exchange Forward Contracts
Balance at beginning of period	$0.6	$6.6	$1.3
Other comprehensive (loss) income:
Net change from period revaluation:	(0.6)	(3.6)	14.6
Tax benefit (expense) (2)	0.1	1.0	(3.8)
Total other comprehensive (loss) income before reclassifications, net of tax	(0.5)	(2.6)	10.8
Net amount reclassified to earnings (4)	(0.1)	(4.6)	(7.4)
Tax benefit (2)	—	1.2	1.9
Total amount reclassified from accumulated other comprehensive loss, net of tax	(0.1)	(3.4)	(5.5)
Total other comprehensive (loss) income	(0.6)	(6.0)	5.3
Balance at end of period	$—	$0.6	$6.6

(1)	In 2017, 2016 and 2015, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.

(2)	These amounts were included in the income tax provision in the accompanying Consolidated Statements of Income.

(3)	This amount was included in interest expense, net in the accompanying Consolidated Statements of Income.

(4)	This amount was included in cost of sales, net in the accompanying Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in millions)	2017	2016
Wages and benefits	$57.6	$74.3
Advertising	44.5	48.6
Sales returns	19.6	20.0
Rebates	11.4	8.4
Warranty	16.7	14.3
Other	84.4	84.4
	$234.2	$250.0

(11) Stock-based Compensation

Tempur Sealy International has two stock-based compensation plans which provide for grants of non-qualified and incentive stock options, stock appreciation rights, restricted stock and stock unit awards, performance shares, stock grants and performance based awards to employees, non-employee directors, consultants and Company advisors. The plan under which equity awards may be granted in the future is the Amended and Restated 2013 Equity Incentive Plan (the "2013 Plan"). It is the policy of the Company to issue stock out of treasury shares upon issuance or exercise of share-based awards. The Company believes that awards and purchases made under these plans better align the interests of the plan participants with those of its stockholders.

On May 11, 2017, the Company's stockholders approved the amendment and restatement of the original 2013 Plan. The 2013 Plan provides for grants of stock options to purchase shares of common stock to employees and directors of the Company. The 2013 Plan may be administered by the Compensation Committee of the Board of Directors, by the Board of Directors directly, or, in certain cases, by an executive officer or officers of the Company designated by the Compensation Committee. The shares issued or to be issued under the 2013 Plan may be either authorized but unissued shares of the Company’s common stock or shares held by the Company in its treasury. Tempur Sealy International may issue a maximum of 8.7 million shares of common stock under the 2013 Plan, subject to certain adjustment provisions.

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

The Company’s stock-based compensation expense for the year ended December 31, 2017 included PRSUs, stock options, RSUs and DSUs. A summary of the Company’s stock-based compensation expense is presented below:

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
(in millions)	2017	2016	2015
PRSU (benefit) expense	$(6.5)	$3.9	$13.7
Stock option expense	7.1	5.3	6.6
RSU/DSU expense	12.7	7.0	2.2
Total stock-based compensation expense	$13.3	$16.2	$22.5

The Company granted PRSUs during the years ended December 31, 2017, 2016 and 2015. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. The Company recorded a benefit in the accompanying Consolidated Statements of Income of $9.3 million and $3.8 million for the years ended December 31, 2017 and 2016 after the change in estimate to reduce accumulated performance based stock compensation amortization to actual cost based on updated projected or final financial results.

Performance Restricted Stock Units

A summary of the Company’s PRSU activity and related information for the years ended December 31, 2017 and 2016 is presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2015	1.9	$68.17
Granted	0.2	60.78
Vested	(0.1)	51.87
Forfeited	(0.3)	70.43
Awards unvested at December 31, 2016	1.7	68.02
Granted	1.6	59.64
Vested	(0.2)	59.39
Forfeited	(0.4)	65.48
Awards unvested at December 31, 2017	2.7	$64.13

During 2017, the Company granted executive officers and certain members of management PRSUs if the Company achieves a certain level of adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") during four consecutive fiscal quarters as described below (the "2019 Aspirational Plan PRSUs"). Adjusted EBITDA is defined as the Company’s "Consolidated EBITDA" as such term is defined in the Company’s 2016 Credit Agreement. The 2019 Aspirational Plan PRSUs will vest based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2018 and December 31, 2019 (the “First Designated Period”). If the highest Adjusted EBITDA in the First Designated Period is $600.0 million, 66% will vest; if the highest Adjusted EBITDA equals or exceeds $650.0 million, then 100% will vest; if the highest Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if the highest Adjusted EBITDA is less than $600.0 million then one-half of the 2019 Aspirational Plan PRSUs will no longer be available for vesting based on performance and the remaining one-half will remain available for vesting based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2020 and December 31, 2020 (the “Second Designated Period”). If the highest Adjusted EBITDA in the Second Designated Period is $600.0 million then 66% of the remaining 2019 Aspirational Plan PRSUs will vest; if the Adjusted EBITDA is $650.0 million or more 100% will vest; if Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if Adjusted EBITDA is below $600.0 million then all of the remaining 2019 Aspirational Plan PRSUs will be forfeited.
The Company did not record any stock-based compensation expense related to the 2019 Aspirational Plan PRSUs during the year ended December 31, 2017, as it is not considered probable that the Company will achieve the specified performance target for either the First Designated Period or Second Designated Period. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for the First Designated Period is $85.5 million, which would be expensed over the remaining service period if achievement of the performance condition becomes probable.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2017, the Company has 1.1 million PRSUs outstanding that will vest if the Company achieves more than $650.0 million of Adjusted EBITDA for 2017 (the "2017 Aspirational Plan PRSUs"). Adjusted EBITDA is defined as the Company’s "Consolidated EBITDA" as such term is defined in the Company’s 2012 Credit Agreement. The Company expects that in early March 2018 the Compensation Committee of the Board of Directors will formally determine that the Company did not have more than $650.0 million in Adjusted EBITDA for 2017. As a result, two-thirds of the total 2017 Aspirational Plan PRSUs will be forfeited as of this date. The remaining one-third of the total 2017 Aspirational Plan PRSUs will vest if the Company achieves more than $650.0 million in Adjusted EBITDA for 2018. All remaining 2017 Aspirational Plan PRSUs will be forfeited if the performance metric is not met in 2018.
The Company did not record any stock-based compensation expense related to the 2017 Aspirational Plan PRSUs during the years ended December 31, 2017 and 2016, as it is not considered probable that the Company will achieve the specified performance target as of December 31, 2017 or December 31, 2018. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for 2017 is $74.7 million, which would be expensed over the remaining service period if achievement of the performance condition becomes probable.
As of December 31, 2017, the Company has 0.2 million PRSUs outstanding that will vest if the Company achieves certain financial metrics over the three year performance period that ended December 31, 2017. The Company expects that in early March 2018, the Compensation Committee of the Board of Directors will formally determine that the Company did not meet the financial metrics for 2017. As a result, these PRSUs will be forfeited as of this date.
During the year ended December 31, 2017, shares granted in 2014 with an aggregate intrinsic value of $2.9 million were paid out from treasury stock following the satisfaction of certain financial metrics over the three year performance period that ended December 31, 2016. The PRSUs were paid out from treasury stock at 71.2% of the target award, out of a maximum potential payout of 300%. During the year ended December 31, 2016, shares granted in 2014 with an aggregate intrinsic value of $5.6 million were paid out from treasury stock following the satisfaction of certain financial metrics over the two year performance period that ended December 31, 2015. The PRSUs were paid out from treasury stock at 79.0% of the target award, out of a maximum potential payout of 200%. The aggregate intrinsic value of PRSUs outstanding as of December 31, 2017 was $173.6 million.

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options granted. During the year ended December 31, 2016, no stock options were granted. The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2017, 2016 and 2015 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of Tempur Sealy International’s common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award. During 2017, the Company adopted a change in accounting policy to recognize forfeitures of awards as they occur instead of estimating potential forfeitures. Historically, the Company estimated the number of awards expected to be forfeited and adjusted the estimate when it was no longer probable that employees would fulfill their service conditions. The Company uses historical data to determine these assumptions.

	Year Ended December 31,
	2017	2016	2015
Expected volatility range of stock	37.4% - 40.8%	N/A	34.0% - 36.2%
Expected life of option, range in years	5	N/A	3 - 5
Risk-free interest range rate	1.8% - 1.9%	N/A	0.9% - 1.5%
Expected dividend yield on stock	0.0% - 0.0%	N/A	0.0% - 0.0%

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the Company’s stock option activity under the 2003 Plan and 2013 Plan for the years ended December 31, 2017 and 2016 is presented below:

(in millions, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	2.1	$42.75
Granted	—	—
Released	(0.6)	24.72
Forfeited	—	58.37
Options outstanding at December 31, 2016	1.5	$50.46
Granted	0.6	69.04
Released	(0.3)	38.44
Forfeited	(0.1)	67.45
Options outstanding at December 31, 2017	1.7	$58.93	6.98	$1.5

Options exercisable at December 31, 2017	0.9	$51.57	5.66	$10.2

The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $5.4 million, $23.9 million and $71.8 million, respectively.

Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares, for the years ended December 31, 2017, 2016 and 2015, was $12.8 million, $15.7 million, and $20.4 million, respectively.

A summary of the Company’s unvested shares relating to stock options as of December 31, 2017 and 2016, and changes during the years ended December 31, 2017 and 2016, are presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2015	0.8	$62.34
Granted	—	—
Vested	(0.3)	61.28
Forfeited	—	58.37
Options unvested at December 31, 2016	0.5	$63.09
Granted	0.6	69.04
Vested	(0.3)	61.69
Forfeited	(0.1)	67.45
Options unvested at December 31, 2017	0.7	$67.95

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted/Deferred Stock Units

A summary of the Company's RSU and DSU activity and related information for the years ended December 31, 2017 and 2016 is presented below:

(in millions, except per share amounts)	Shares	Weighted Average Release Price	Aggregate Intrinsic Value
Awards outstanding at December 31, 2015	0.1	$66.41
Granted	0.3	53.77
Vested	—	60.17
Terminated	—	53.45
Awards outstanding at December 31, 2016	0.4	$59.37
Granted	0.4	68.08
Vested	(0.1)	54.20
Terminated	(0.1)	64.66
Awards outstanding at December 31, 2017	0.6	$64.94	$41.7

The aggregate intrinsic value of RSUs and DSUs vested during the year ended December 31, 2017 was $4.6 million.

Excluding any potential compensation expense related to the 2017 Aspirational Plan PRSUs and 2019 Aspirational Plan PRSUs discussed above, a summary of total unrecognized stock-based compensation expense based on current performance estimates related to stock options, DSUs, RSUs and PRSUs for the year ended December 31, 2017 is presented below:

(in millions, except years)	December 31, 2017	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	$12.0	2.66
Unrecognized DSU/RSU expense	4.8	2.65
Unrecognized PRSU expense	25.8	2.69
Total unrecognized stock-based compensation expense	$42.6	2.67

(12) Commitments and Contingencies

(a) Lease Commitments. The Company has various operating leases that call for annual rental payments due in equal monthly installments and a lease with a rent free occupancy period. The Company’s policy is to recognize expense for lease payment, including those with escalating provisions and rent free periods, on a straight-line basis over the lease term. Operating lease expenses were $41.6 million, $33.5 million, and $41.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments at December 31, 2017 under these non-cancelable leases are as follows:

(in millions)
Year Ended December 31,
2018	$39.5
2019	29.6
2020	22.5
2021	20.1
2022	15.5
Thereafter	40.1
$167.3

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

(b) Purchase Commitments. The Company will, from time to time, enter into limited purchase commitments for the purchase of certain raw materials. Amounts committed under these programs are not significant to the Company as of December 31, 2017 and 2016.

(c) David Buehring, Individually and on Behalf of All Others Similarly Situated v. Tempur Sealy International, Inc., Scott L. Thompson, and Barry A. Hytinen, filed March 24, 2017.
On March 24, 2017, a suit was filed against Tempur Sealy International, Inc. and two of its officers in the U.S. District Court for the Southern District of New York, purportedly on behalf of a proposed class of stockholders who purchased Tempur Sealy common stock between July 28, 2016 and January 27, 2017. The complaint alleges that the Company made materially false and misleading statements regarding its then existing and future financial prospects, including those with one of its retailers, Mattress Firm, allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company does not believe the claims have merit and intends to vigorously defend against these claims. A Motion to Dismiss the case was filed by the Company on October 5, 2017. The plaintiffs filed their opposition to the Motion to Dismiss on November 20, 2017, and the Company filed its reply on December 21, 2017. The Court has not yet ruled on the Company’s Motion to Dismiss. The case is still in the early stages of litigation and there has been no discovery in the case. As a result, the outcome of the case is unclear and the Company is unable to reasonably estimate the possible loss, or range of loss, if any. Accordingly, the Company can give no assurance that this matter will not have a material adverse effect on the Company’s financial position or results of operations.
(d) Myla Gardner v. Scott L. Thompson, Barry A. Hytinen, Evelyn S. Dilsaver, John A. Heil, Jon L. Luther, Usman Nabi, Richard W. Neu, Robert B. Trussell, Jr. and Tempur Sealy International, Inc., filed July 10, 2017; Joseph L. Doherty v. Scott L. Thompson, Barry A. Hytinen, Evelyn S. Dilsaver, John A. Heil, Jon L. Luther, Usman Nabi, Richard W. Neu, Robert B. Trussell, Jr. and Tempur Sealy International, Inc., filed July 20, 2017; and Paul Onesti v. Scott L. Thompson, Barry A. Hytinen, Evelyn S. Dilsaver, John A. Heil, Jon L. Luther, Usman Nabi, Richard W. Neu, Robert B. Trussell, Jr. and Tempur Sealy International, Inc., filed July 21, 2017.
Three putative shareholder derivative suits were filed against the Company, each member of its Board of Directors and two of its officers in July 2017. Two suits were filed in the Fayette County Circuit Court on July 10, 2017 and July 14, 2017, respectively, and the third was filed in the U.S. District Court for the Eastern District of Kentucky on July 21, 2017. Each complaint alleges that the Board of Directors and officers caused the Company to make materially false and misleading statements regarding its business and financial prospects, including those with one of its retailers, Mattress Firm, which was a violation of the fiduciary duties they owed to the Company. The Company does not believe any of the suits have merit and intends to vigorously defend against the claims in each case. The Plaintiffs in each of the cases have agreed to stay their respective actions until after a decision is rendered on the Motion to Dismiss in the Buehring action noted above. These cases are in the early stages of litigation, and as a result the outcome of each case is unclear, so the Company is unable to reasonably estimate the possible loss, or range of loss, if any.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(e) Mattress Firm, Inc. v. Tempur-Pedic North America, LLC and Sealy Mattress Company, filed March 30, 2017.
On March 30, 2017, a suit was filed against Tempur-Pedic North America, LLC and Sealy Mattress Company (two wholly-owned subsidiaries of the Company) in the District Court of Harris County, Texas by Mattress Firm. The complaint alleges breach of contract, tortious interference and seeks a declaratory judgment with respect to the interpretation of its agreements with the Company. On April 7, 2017, the Company's subsidiaries named above, among others, filed suit against Mattress Firm in the U.S. District Court for the Southern District of Texas, Houston Division, seeking injunctive relief and damages for trademark infringement, unfair competition and trademark dilution in violation of the Lanham Act, and breach of contract and other state law violations. The complaint alleges that Mattress Firm violated the parties' transition agreements dated January 30, 2017, and consequently, federal and state law, by its use of the Company’s trademarks after April 3, 2017. On April 28, 2017, the complaint was amended to add a claim by Sealy Mattress Company for nonpayment by Mattress Firm for products sold and delivered. On May 23, 2017, the complaint was further amended to add allegations that Mattress Firm continued to use the Company’s trade names and trademarks on its website and in advertising in an inappropriate manner. On July 11, 2017, the Court issued a preliminary injunction prohibiting Mattress Firm from using the Company’s names and marks in such manner. On July 17, 2017, the complaint was further amended to add allegations that despite representations to the contrary, Mattress Firm continued to use the Company’s trade names and trademarks on its website and in advertising. On July 31, 2017, the complaint was further amended to address false and misleading advertising by Mattress Firm in the form of a YouTube video in violation of federal and state law, and in violation of the agreements between the parties. On December 7, 2017, the complaint was further amended to address false and misleading advertising by Mattress Firm through their Dare to Compare advertising campaign. Discovery is proceeding in both the Texas District Court case filed by Mattress Firm and the U.S. District Court case filed by the Company’s subsidiaries.
    The Company does not believe the claims asserted by Mattress Firm have merit and intends to vigorously defend against them. The cases are still in the early stages of litigation, and as a result, the outcome remains unclear so the Company is unable to reasonably estimate the possible loss, or range of loss, if any. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.
(f) Other. The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

(13) Income Taxes

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017 (public law 115-97, the “U.S. Tax Reform Act”). The U.S. Tax Reform Act reduces the U.S. federal corporate income tax rate from 35% to 21%. The U.S. Tax Reform Act implements a new territorial tax system that imposes a one-time transition tax, or deemed repatriation, on the earnings and profits of the Company’s controlled and non-controlled foreign subsidiaries to the extent such earnings and profits have not previously been subject to U.S. income tax (the “Transition Tax”). The amount subject to tax is reduced pursuant to the U.S. Tax Reform Act by a dividend received deduction, and as such, the amount that is taxable is substantially less than the amount of previously untaxed earnings and profits. The amount of the Transition Tax is based in part on the amount of earnings held by the foreign subsidiaries in cash and other specified assets. While the effective date of the new corporate tax rates for the Company is January 1, 2018, the Company is required to calculate the effects of changes in tax rates and laws on deferred tax balances in 2017, the period in which the legislation was enacted. For the year-ended December 31, 2017, enactment of the U.S. Tax Reform Act resulted in the following impacts to income tax provision:

Remeasurement of deferred taxes

The remeasurement of deferred tax assets and liabilities at the lower enacted U.S. federal corporate tax rate resulted in a net benefit to income tax provision of approximately $69.7 million for the year ended December 31, 2017, which represents a benefit to the Company’s effective income tax rate of approximately 37.0%. The reduction in the federal income tax rate indirectly impacted the Company’s state income tax rate applicable to its state deferred income tax assets and liabilities to the extent such items are reported net of federal income tax expense or benefit. The applicable combined income tax rate used to measure the deferred income tax assets and liabilities of the U.S. companies in the consolidated group at December 31, 2017 and 2016 was approximately 25.7% and 39.0%, respectively.

Transition tax

The Transition Tax resulted in a $45.9 million increase in income tax expense for the year ended December 31, 2017, which represents an increase to the Company’s effective tax rate of approximately 24.4%.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Global Intangible Low-Taxed Income

The U.S. Tax Reform Act subjects U.S. taxpayers to current tax on “global intangible low-taxed income” (“GILTI”) of its controlled foreign corporations. GAAP provides that a taxpayer may elect to either record a charge for the GILTI tax in a future period to the extent such tax arises in that period, or to record the future impact to the taxpayer of GILTI as part of deferred taxes related to its controlled foreign corporations. The Company is evaluating the accounting for the effects of the GILTI tax law provisions. Such evaluation is not yet complete. As such, the Company has not yet made an accounting policy election with respect to GILTI.

The estimated impacts of the U.S. Tax Reform Act recorded during the year ended December 31, 2017 are provisional in nature, and the Company will continue to assess the impact of the U.S. Tax Reform Act and will record adjustments through the income tax provision in the relevant period as authoritative guidance is made available to the public. In addition, in reflecting the impact of the U.S. Tax Reform Act in the Company’s 2017 consolidated financial statements it was necessary to, in some cases, make estimates of one or more items to calculate such impact during the measurement period. Accordingly, the impact of the U.S. Tax Reform Act may differ from the Company's provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions the Company has currently made, including actions the Company may take in future periods as a result of the U.S. Tax Reform Act.

In particular, there is currently a lack of clarity regarding the application of the executive compensation deduction limitations and state tax implications as a result of the U.S. Tax Reform Act. The Company currently estimates that the effect of the U.S. Tax Reform Act on executive compensation deduction limitations will primarily be effective in future periods. With regard to state tax implications, the Company generally expects state taxable income will increase as a result of deduction limitations associated with the U.S. Tax Reform Act, though the impact is not currently reasonably estimable as most U.S. state tax jurisdictions have not responded to the specific effects of the U.S. Tax Reform Act. The Company will make relevant updates to management's estimates and assumptions as additional information becomes available.

The following sets forth the amount of income before income taxes attributable to each of the Company’s geographies for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(in millions)	2017	2016	2015
Income before income taxes:
United States	$97.2	$179.0	$120.2
Rest of the world	91.2	92.8	70.9
	$188.4	$271.8	$191.1

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2017		2016		2015
(dollars in millions)	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Statutory U.S. federal income tax	$65.9	35.0%	$95.1	35.0%	$66.9	35.0%
State income taxes, net of federal benefit	(0.6)	(0.3)%	8.0	2.9%	1.1	0.6%
Foreign repatriation, net of foreign tax credits	—	—	(4.3)	(1.6)%	—	—
Foreign tax differential	(11.6)	(6.1)%	(11.9)	(4.4)%	(10.0)	(5.2)%
Change in valuation allowances	8.3	4.4%	20.2	7.4%	2.5	1.3%
Uncertain tax positions	0.2	0.0%	(27.1)	(9.9)%	59.7	31.2%
Subpart F income	2.7	1.4%	2.0	0.7%	1.9	1.0%
Manufacturing deduction	(1.9)	(1.0)%	(4.2)	(1.5)%	(1.6)	(0.8)%
Remeasurement of deferred taxes	(69.7)	(37.0)%	—	—	—	—
Transition Tax	45.9	24.4%	—	—	—	—
Permanent and other	8.5	4.5%	9.0	3.3%	4.9	2.5%
Effective income tax provision	$47.7	25.3%	$86.8	31.9%	$125.4	65.6%

Subpart F income represents interest and royalties earned by a foreign subsidiary as well as sales made by certain foreign subsidiaries outside of their country of incorporation and is taxable to Tempur Sealy International as if earned directly by Tempur Sealy International. The Transition Tax represents taxes on certain foreign sourced earnings and profits that were previously tax deferred.

The income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2017	2016	2015
Current provision
Federal	$73.5	$73.5	$107.1
State	3.1	4.5	7.2
Foreign	31.3	39.9	32.4
Total current	$107.9	$117.9	$146.7
Deferred provision
Federal	$(67.7)	$(21.4)	$(12.3)
State	7.5	1.6	(3.7)
Foreign	—	(11.3)	(5.3)
Total deferred	(60.2)	(31.1)	(21.3)
Total income tax provision	$47.7	$86.8	$125.4

The income tax provision includes federal, state, and foreign income taxes currently payable and those deferred or prepaid because of temporary differences between financial statement and tax bases of assets and liabilities. The Company records income taxes under the liability method. Under this method, deferred income taxes are recognized for the estimated future tax effects of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws. The amount provided for deferred income taxes reflects that impact of the revaluation of the Company's deferred income tax assets and liabilities required as the result of the change in the U.S. federal and state income tax rates, as discussed above.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets, determined using the income tax rate applicable to each period, consist of the following:

	December 31,
(in millions)	2017	2016
Deferred tax assets:
Stock-based compensation	$10.6	$18.4
Accrued expenses and other	36.3	49.9
Net operating losses, foreign tax credits and other tax attribute carryforwards	92.9	98.5
Inventories	6.2	7.2
Transaction costs	13.4	10.2
Property, plant and equipment	2.8	3.4
Total deferred tax assets	162.2	187.6
Valuation allowances	(55.1)	(45.2)
Total net deferred tax assets	$107.1	$142.4
Deferred tax liabilities:
Intangible assets	$(161.9)	$(242.4)
Property, plant and equipment	(29.5)	(42.4)
Accrued expenses and other	(6.4)	(9.7)
Total deferred tax liabilities	(197.8)	(294.5)
Net deferred tax liabilities	$(90.7)	$(152.1)

No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the Transition Tax, or any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. At December 31, 2017, the Company’s tax basis in its top tier foreign subsidiary exceeded the Company’s book basis in this subsidiary in the hands of the top tier foreign subsidiary's U.S. shareholder. The Company has not recorded a deferred tax asset on such excess tax basis as it is not apparent that the excess tax basis will reverse in the foreseeable future. As it relates to the book to tax basis difference with respect to the stock of each of the Company’s lower tier foreign subsidiaries, as a general matter, the book basis exceeds the tax basis in the hands of such foreign subsidiaries' shareholders. By operation of the tax laws of the various countries in which these subsidiaries are domiciled, earnings of lower tier foreign subsidiaries are not subject to tax, in all material respects, when distributed to a foreign shareholder. It is the Company’s intent that the earnings of each lower tier foreign subsidiary, with the exception of its Danish subsidiary and one of its Canadian subsidiaries, will be permanently reinvested in each such foreign subsidiaries' own operations. As it relates to the Danish subsidiary, its earnings may be distributed without any income tax impact. Thus, no tax is provided for with respect to the book to tax basis difference of its stock. With respect to the Canadian subsidiary, Canadian income tax withholding applies to any distribution it makes to its foreign parent company. At December 31, 2017, the Company has concluded that the Canadian subsidiary does not have accumulated earnings in excess of its operating needs. As such no Canadian withholding tax has been accrued at December 31, 2017.

The Company has the following gross income tax attributes available at December 31, 2017 and 2016, respectively:

(in millions)	2017	2016
State net operating losses (“SNOLs”)	$133.9	$131.2
U.S. federal foreign tax credits (“FTCs”)	12.2	12.2
U.S. state income tax credits ("SITCs")	8.1	4.0
Foreign net operating losses (“FNOLs”)	33.1	34.1
Charitable contribution carryover ("CCCs")	18.0	38.4

The SNOLs, FTCs, SITCs, FNOLs and CCCs generally expire in 2021, 2023, 2023, 2023 and 2020, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of certain of the SNOLs, FTCs, SITCs, FNOLs, CCCs and certain other deferred tax assets related to certain foreign operations (together, the “Tax Attributes”). In assessing the realizability of deferred tax assets (including the Tax Attributes), management considers whether it is more likely than not that some portion of all of such deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance for certain Tax Attributes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible or creditable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded valuation allowances against approximately $124.2 million of the SNOLs, $12.2 million of the FTCs, and $8.1 million of SITCs. With respect to all other tax attributes above, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the underlying deferred tax assets. However, there can be no assurance that such assets will be realized if circumstances change.

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

(in millions)
Balance as of December 31, 2015	$69.8
Additions based on tax positions related to 2016	2.5
Additions for tax positions of prior years	29.2
Expiration of statutes of limitations	(5.0)
Settlements of uncertain tax positions with tax authorities	(24.8)
Balance as of December 31, 2016	$71.7
Additions based on tax positions related to 2017	3.9
Additions for tax positions of prior years	11.4
Expiration of statutes of limitations	—
Settlements of uncertain tax positions with tax authorities	(2.5)
Balance as of December 31, 2017	$84.5

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at December 31, 2017, 2016 and 2015 would be $31.7 million, $21.4 million and $67.7 million, respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. During the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $0.4 million, $1.6 million, and $33.5 million in interest and penalties, respectively, in income tax expense. The Company had approximately $59.9 million, $52.3 million, and $43.8 million of accrued interest and penalties at December 31, 2017, 2016, and 2015, respectively.

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

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The cumulative total tax assessment for the Danish Assessments at December 31, 2017 for all years for which an assessment has been received (2001 - 2008) is approximately Danish Krone ("DKK") 1,638.4 million, including interest and penalties ($264.3 million, based on the DKK to USD exchange rate on December 31, 2017). The cumulative total tax assessment at December 31, 2016 for all years for which an assessment had been received up through that date (2001 - 2008), including interest and penalties, was approximately DKK 1,547.3 million ($219.3 million, based on the DKK to USD exchange rate on December 31, 2016). If SKAT continues to issue assessments for each year not currently assessed, the Company expects the aggregate assessments for such years (2009 - 2017) to be in excess of the amounts described above as assessed for the years 2001 - 2008 (collectively the years 2001 through 2017 are referred to as the "Danish Tax Matter").

At December 31, 2017 and 2016, the Company had accrued Danish tax and interest for the Danish Tax Matter of approximately DKK 854 million and DKK 850 million respectively (approximately $137.8 million and $120.6 million using the December 31, 2017 and 2016 exchange rates, as applicable) as an uncertain income tax liability. Approximately DKK 835 million (approximately $134.8 million and $118.5 million using December 31, 2017 and 2016 exchange rates, as applicable) represents the amount that the Company and SKAT preliminarily agreed to in a non-binding proposed resolution for the years 2001 through 2011. The balance of approximately DKK 18 million and DKK 15 million (approximately $3.0 million and $2.1 million respectively using the December 31, 2017 and 2016 exchange rates, as applicable) may be subject to further negotiation in the future as part of an Advanced Pricing Agreement the Company may choose to pursue for years after 2011. The amount accrued is included in other non-current liabilities on the Company's Consolidated Balance Sheets. In addition, at December 31, 2017 and 2016 the Company had recorded a deferred tax asset of approximately $47.2 million and $43.5 million, respectively, for the U.S. correlative benefit related to this matter. At December 31, 2017 and 2016, the Company has recorded a valuation allowance with respect to this benefit of approximately $19.3 million and $17.6 million related to years for which relief may not be realized. Because the Company is in a net deferred tax liability position, the deferred tax asset referred to herein is netted with the Company’s deferred tax liabilities as reflected on the Consolidated Balance Sheets at December 31, 2017 and 2016.

The Company’s uncertain tax liability associated with the Danish Tax Matter is derived using the cumulative probability analysis with possible outcomes based on the Company's updated evaluation of the facts and circumstances regarding this matter and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards as required by GAAP, taking into account both the U.S. and Danish income tax implications of such outcomes. Both the uncertain tax liability and the deferred tax asset discussed herein reflects the Company’s best judgment of the facts, circumstances and information available through December 31, 2017.

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

From June 2012 through December 31, 2017, SKAT withheld Value Added Tax refunds otherwise owed to the Company, pending resolution of this matter. Total withheld refunds at December 31, 2017 and 2016 are approximately DKK 336.5 million (approximately $54.1 million) and DKK 258.0 million (approximately $36.6 million), respectively. In July 2016, the Company paid a deposit to SKAT in the amount of approximately DKK 615.2 (approximately $98.9 million and $87.2 million using the applicable exchange rates at December 31, 2017 and 2016, respectively) (the “Tax Deposit”) and applied approximately DKK 224.6 million (approximately $36.1 million and $31.8 million using the exchange rate at December 31, 2017 and 2016) of its Value Added Tax refund (the “VAT Refund Applied”) to the aforementioned potential Danish income tax liability, consistent with the Company’s reserve position for this royalty matter. The deposit was made to mitigate additional interest and foreign exchange exposure. The Tax Deposit and the VAT Refund Applied are included within other non-current assets on the Consolidated Balance Sheets.

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

Additionally, the Company is currently under examination by various tax authorities around the world. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the Consolidated Financial Statements. Other than the changes discussed in the preceding paragraphs, particularly as it relates to the Danish royalty matter, there were no significant changes to the liability for unrecognized tax benefits during the year ended December 31, 2017.

(14) Non-controlling Interests

The Company's call arrangement with Comfort Revolution may be exercised by the Company on December 31, 2019. The put arrangement may be exercised by Comfort Revolution on December 31, 2020. The redemption value for both the put and the call arrangement is equal to 7.5 times EBITDA, as defined in the related limited liability company ("LLC") agreement, of Comfort Revolution for the preceding 12 months, adjusted for net debt outstanding and multiplied by the 55.0% ownership interest not held by the Company. Due to the existing put and call arrangements, the non-controlling interest is considered to be redeemable and is recorded on the Consolidated Balance Sheets as a redeemable non-controlling interest outside of permanent equity. The redeemable non-controlling interest is recognized at the higher of 1) the accumulated earnings associated with the non-controlling interest or 2) the contractually-defined redemption value as of the balance sheet date. As of December 31, 2017 and 2016, the accumulated earnings exceeded the redemption value and, accordingly, a redemption value adjustment was not necessary.

During the year ended December 31, 2016, the Company acquired 51% of the outstanding equity of an entity included in the North America segment with the remaining 49% representing non-controlling interest. The non-controlling interest was originally recorded at its acquisition date fair value in “Stockholders’ (deficit) equity” in the Consolidated Balance Sheets at December 31, 2016 as the non-controlling interest is not redeemable currently or in future periods. During the year ended December 31, 2017, the Company acquired the remaining 49% equity interest.

(15) Earnings Per Common Share

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Year Ended December 31,
(in millions, except per common share amounts)	2017	2016	2015
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$151.4	$190.6	$64.5

Denominator:
Denominator for basic earnings per common share—weighted average shares	54.0	59.0	61.7
Effect of dilutive securities:
Employee stock-based compensation	0.7	0.8	0.9
Denominator for diluted earnings per common share—adjusted weighted average shares	54.7	59.8	62.6

Basic earnings per common share	$2.80	$3.23	$1.05

Diluted earnings per common share	$2.77	$3.19	$1.03

The Company excluded 1.3 million, 0.4 million and 0.2 million shares issuable upon exercise of outstanding stock options for the years ended December 31, 2017, 2016, and 2015, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive any dividends thereon.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(16) Business Segment Information

The Company operates in two segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. The North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S. and Canada. The International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America. The Company evaluates segment performance based on net sales, gross profit and operating income. There were no customers that contributed more than 10% of the Company's sales in 2017. Mattress Firm, previously a customer in the North America segment, represented 21.4% and 23.7% of the Company's sales for the year ended December 31, 2016, and 2015, respectively.

The Company’s North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company’s accompanying Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payable.

The following table summarizes total assets by segment:

	December 31,	December 31,
(in millions)	2017	2016
North America	$2,759.4	$2,581.4
International	609.4	568.8
Corporate	627.3	658.7
Inter-segment eliminations	(1,302.1)	(1,110.1)
Total assets	$2,694.0	$2,698.8

     The following table summarizes property, plant and equipment, net, by segment:

	December 31,	December 31,
(in millions)	2017	2016
North America	$307.6	$297.4
International	54.7	54.9
Corporate	72.8	69.9
Total property, plant and equipment, net	$435.1	$422.2

The following table summarizes segment information for the year ended December 31, 2017:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$2,051.8	$470.0	$—	$—	$2,521.8
Other sales	122.0	110.6	—	—	232.6
Net sales	2,173.8	580.6	—	—	2,754.4

Inter-segment sales	$3.8	$0.9	$—	$(4.7)	$—
Gross profit	844.7	296.0	—	—	1,140.7
Inter-segment royalty expense (income)	5.5	(5.5)	—	—	—
Operating income (loss)	273.2	104.9	(89.7)	—	288.4
Income (loss) before income taxes	276.0	77.5	(165.1)	—	188.4

Depreciation and amortization (1)	$51.4	$14.7	$28.5	$—	$94.6
Capital expenditures	39.9	9.4	17.7	—	67.0

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes segment information for the year ended December 31, 2016:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$2,447.8	$445.1	$—	$—	$2,892.9
Other sales	122.3	113.7	—	—	236.0
Net sales	2,570.1	558.8	—	—	3,128.9

Inter-segment sales	$4.5	$0.4	$—	$(4.9)	$—
Gross profit	1,017.4	290.1	—	—	1,307.5
Inter-segment royalty expense (income)	7.2	(7.2)	—	—	—
Operating income (loss)	411.8	97.6	(99.0)	—	410.4
Income (loss) before income taxes	406.8	82.5	(217.5)	—	271.8

Depreciation and amortization (1)	$43.7	$15.6	$30.2	$—	$89.5
Capital expenditures	32.8	15.3	14.3	—	62.4

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the year ended December 31, 2015:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$2,428.9	$461.1	$—	$—	$2,890.0
Other sales	148.3	116.3	—	—	264.6
Net sales	2,577.2	577.4	—	—	3,154.6

Inter-segment sales	$5.9	$0.7	$—	$(6.6)	$—
Gross profit	954.6	294.6	—	—	1,249.2
Inter-segment royalty expense (income)	7.1	(7.1)	—	—	—
Operating income (loss)	335.6	96.3	(125.4)	—	306.5
Income (loss) before income taxes	324.4	64.2	(197.5)	—	191.1

Depreciation and amortization (1)	$43.3	$16.0	$34.6	$—	$93.9
Capital expenditures	28.9	14.8	22.2	—	65.9

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

	December 31,	December 31,
(in millions)	2017	2016
United States	$373.2	$360.7
Canada	7.2	6.6
Other International	54.7	54.9
Total property, plant and equipment, net	$435.1	$422.2
Total International	$61.9	$61.5

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes net sales by geographic region:

	Year Ended December 31,
(in millions)	2017	2016	2015
United States	$1,954.2	$2,361.8	$2,374.7
Canada	219.6	208.3	202.5
Other International	580.6	558.8	577.4
Total net sales	$2,754.4	$3,128.9	$3,154.6
Total International	$800.2	$767.1	$779.9

(17) Quarterly Financial Data (unaudited)

Quarterly results of operations for the years ended December 31, 2017 and 2016 are summarized below:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Net sales	$722.1	$659.3	$724.8	$648.2
Gross profit	286.6	268.6	312.2	273.3
Operating income	59.5	56.6	94.6	77.7
Net income	33.9	24.5	44.6	48.4
Basic earnings per common share	$0.63	$0.45	$0.83	$0.89
Diluted earnings per common share	$0.62	$0.45	$0.81	$0.88

2016
Net sales	$721.0	$804.4	$832.4	$771.1
Gross profit	291.0	336.9	362.1	317.5
Operating income	76.7	100.2	131.1	102.4
Net income	39.6	21.3	77.8	51.9
Basic earnings per common share	$0.64	$0.35	$1.34	$0.93
Diluted earnings per common share	$0.63	$0.35	$1.32	$0.92

In the second quarter of 2016, the Company recognized a $47.2 million loss on extinguishment of debt. As described in Note 13, "Income Taxes," during the fourth quarter of 2015, the Company recorded a change in estimate of its uncertain tax positions related to the Danish Tax Matter of approximately $60.7 million. In addition, in the third quarter of 2015 the Company recognized $9.5 million of other income from certain other non-recurring items, including the partial settlement of a legal dispute. In the first quarter of 2017, the Company recorded $25.9 million of net charges related to the termination of the relationship with Mattress Firm. As previously disclosed, in the third quarter of 2017, the Company recorded $11.7 million of charges related to a Latin American subsidiary. In the fourth quarter of 2017, the Company recorded $14.0 million of charges associated with this subsidiary. The Company has revised its financial statements for the fourth quarter of 2016 to record $11.5 million of charges associated with this subsidiary.
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

The following financial information presents Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, and the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the years ended December 31, 2017, 2016 and 2015 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,961.2	$862.5	$(69.3)	$2,754.4
Cost of sales	—	1,185.4	497.6	(69.3)	1,613.7
Gross profit	—	775.8	364.9	—	1,140.7
Selling and marketing expenses	5.6	406.8	188.9	—	601.3
General, administrative and other expenses	17.5	176.6	78.9	—	273.0
Customer termination charges, net	(8.4)	21.7	1.1	—	14.4
Equity income in earnings of unconsolidated affiliates	—	—	(15.6)	—	(15.6)
Royalty income, net of royalty expense	—	(20.8)	—	—	(20.8)
Operating (loss) income	(14.7)	191.5	111.6	—	288.4

Other expense, net:
Third party interest expense, net	59.6	26.0	22.4	—	108.0
Intercompany interest (income) expense, net	(4.7)	8.3	(3.6)	—	—
Interest expense, net	54.9	34.3	18.8	—	108.0
Other (income) expense, net	—	(17.2)	9.2	—	(8.0)
Total other expense, net	54.9	17.1	28.0	—	100.0

Income from equity investees	193.1	51.3	—	(244.4)	—

Income before income taxes	123.5	225.7	83.6	(244.4)	188.4
Income tax benefit (provision)	17.2	(32.6)	(32.3)	—	(47.7)
Net income before non-controlling interests	140.7	193.1	51.3	(244.4)	140.7
Less: Net loss attributable to non-controlling interests	(10.7)	(5.2)	(5.5)	10.7	(10.7)
Net income attributable to Tempur Sealy International, Inc.	$151.4	$198.3	$56.8	$(255.1)	$151.4

Comprehensive income	$179.4	$193.0	$89.9	$(282.9)	$179.4

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,355.9	$837.6	$(64.6)	$3,128.9
Cost of sales	—	1,409.4	476.6	(64.6)	1,821.4
Gross profit	—	946.5	361.0	—	1,307.5
Selling and marketing expenses	2.9	458.6	187.0	—	648.5
General, administrative and other expenses	14.8	186.8	79.8	—	281.4
Equity income in earnings of unconsolidated affiliates	—	—	(13.3)	—	(13.3)
Royalty income, net of royalty expense	—	(19.5)	—	—	(19.5)
Operating (loss) income	(17.7)	320.6	107.5	—	410.4

Other expense, net:
Third party interest expense, net	66.0	15.4	10.2	—	91.6
Intercompany interest (income) expense, net	(4.1)	(0.1)	4.2	—	—
Interest expense, net	61.9	15.3	14.4	—	91.6
Loss on extinguishment of debt	34.3	12.9	—	—	47.2
Other (income) expense, net	—	(1.4)	1.2	—	(0.2)
Total other expense, net	96.2	26.8	15.6	—	138.6

Income from equity investees	260.1	65.3	—	(325.4)	—

Income before income taxes	146.2	359.1	91.9	(325.4)	271.8
Income tax benefit (provision)	38.8	(99.0)	(26.6)	—	(86.8)
Net income before non-controlling interests	185.0	260.1	65.3	(325.4)	185.0
Less: Net loss attributable to non-controlling interests	(5.6)	—	(5.6)	5.6	(5.6)
Net income attributable to Tempur Sealy International, Inc.	$190.6	$260.1	$70.9	$(331.0)	$190.6

Comprehensive income	$183.5	$260.4	$63.5	$(323.9)	$183.5

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,422.9	$782.4	$(50.7)	$3,154.6
Cost of sales	—	1,532.6	423.5	(50.7)	1,905.4
Gross profit	—	890.3	358.9	—	1,249.2
Selling and marketing expenses	4.1	460.1	183.8	—	648.0
General, administrative and other expenses	20.8	232.6	71.5	—	324.9
Equity income in earnings of unconsolidated affiliates	—	—	(11.9)	—	(11.9)
Royalty income, net of royalty expense	—	(18.3)	—	—	(18.3)
Operating (loss) income	(24.9)	215.9	115.5	—	306.5

Other expense, net:
Third party interest expense, net	27.2	66.2	9.1	—	102.5
Intercompany interest expense (income), net	32.9	(35.5)	2.6	—	—
Interest expense, net	60.1	30.7	11.7	—	102.5
Other (income) expense, net	—	(8.1)	21.0	—	12.9
Total other expense, net	60.1	22.6	32.7	—	115.4

Income from equity investees	123.9	55.7	—	(179.6)	—

Income before income taxes	38.9	249.0	82.8	(179.6)	191.1
Income tax benefit (provision)	26.8	(125.1)	(27.1)	—	(125.4)
Net income before non-controlling interests	65.7	123.9	55.7	(179.6)	65.7
Less: Net income attributable to non-controlling interests	1.2	1.2	—	(1.2)	1.2
Net income attributable to Tempur Sealy International, Inc.	$64.5	$122.7	$55.7	$(178.4)	$64.5

Comprehensive income	$18.8	$121.9	$(2.4)	$(119.5)	$18.8

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Balance Sheets
December 31, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.1	$12.3	$29.5	$—	$41.9
Accounts receivable, net	—	5.1	322.2	(9.6)	317.7
Inventories	—	103.4	79.6	—	183.0
Income tax receivable	260.2	—	—	(260.2)	—
Prepaid expenses and other current assets	0.8	50.6	13.4	—	64.8
Total Current Assets	261.1	171.4	444.7	(269.8)	607.4
Property, plant and equipment, net	—	360.4	74.7	—	435.1
Goodwill	—	507.6	225.5	—	733.1
Other intangible assets, net	—	577.5	89.9	—	667.4
Deferred income taxes	11.8	—	23.6	(11.8)	23.6
Other non-current assets	—	47.2	180.2	—	227.4
Net investment in subsidiaries	2,381.0	127.7	—	(2,508.7)	—
Due from affiliates	87.2	1,975.9	15.6	(2,078.7)	—
Total Assets	$2,741.1	$3,767.7	$1,054.2	$(4,869.0)	$2,694.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$174.6	$76.2	$(9.6)	$241.2
Accrued expenses and other current liabilities	7.6	144.2	82.4	—	234.2
Income taxes payable	—	279.3	10.0	(260.2)	29.1
Current portion of long-term debt	—	35.7	36.7	—	72.4
Total Current Liabilities	7.6	633.8	205.3	(269.8)	576.9
Long-term debt, net	1,041.6	589.4	49.7	—	1,680.7
Deferred income taxes	—	107.8	18.3	(11.8)	114.3
Other non-current liabilities	—	55.2	152.2	—	207.4
Due to affiliates	1,577.2	0.5	501.0	(2,078.7)	—
Total Liabilities	2,626.4	1,386.7	926.5	(2,360.3)	2,579.3

Redeemable non-controlling interest	2.2	—	2.2	(2.2)	2.2

Total Stockholder's Equity	112.5	2,381.0	125.5	(2,506.5)	112.5
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,741.1	$3,767.7	$1,054.2	$(4,869.0)	$2,694.0

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Balance Sheets
December 31, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$7.9	$57.8	$—	$65.7
Accounts receivable, net	—	197.7	143.9	—	341.6
Inventories	—	117.1	79.4	—	196.5
Income tax receivable	234.2	—	—	(234.2)	—
Prepaid expenses and other current assets	—	48.9	15.0	—	63.9
Total Current Assets	234.2	371.6	296.1	(234.2)	667.7
Property, plant and equipment, net	—	346.9	75.3	—	422.2
Goodwill	—	500.2	222.3	—	722.5
Other intangible assets, net	—	589.8	88.9	—	678.7
Deferred income taxes	20.6	—	22.5	(20.6)	22.5
Other non-current assets	—	41.7	143.5	—	185.2
Net investment in subsidiaries	2,171.3	48.1	—	(2,219.4)	—
Due from affiliates	168.4	1,868.1	14.4	(2,050.9)	—
Total Assets	$2,594.5	$3,766.4	$863.0	$(4,525.1)	$2,698.8

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$0.1	$157.0	$77.9	$—	$235.0
Accrued expenses and other current liabilities	6.8	162.3	80.9	—	250.0
Income taxes payable	—	235.9	4.1	(234.2)	5.8
Current portion of long-term debt	—	34.4	35.9	—	70.3
Total Current Liabilities	6.9	589.6	198.8	(234.2)	561.1
Long-term debt, net	1,040.4	776.5	0.9	—	1,817.8
Deferred income taxes	—	174.9	20.3	(20.6)	174.6
Other non-current liabilities	—	53.6	126.0	—	179.6
Due to affiliates	1,581.5	0.5	468.9	(2,050.9)	—
Total Liabilities	2,628.8	1,595.1	814.9	(2,305.7)	2,733.1

Redeemable non-controlling interest	7.6	—	7.6	(7.6)	7.6

Total stockholders' (deficit) equity, net of non-controlling interests in subsidiaries	(44.9)	2,171.3	37.5	(2,208.8)	(44.9)
Non-controlling interest in subsidiaries	3.0	—	3.0	(3.0)	3.0
Total Stockholders’ (Deficit) Equity	(41.9)	2,171.3	40.5	(2,211.8)	(41.9)
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ (Deficit) Equity	$2,594.5	$3,766.4	$863.0	$(4,525.1)	$2,698.8

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(55.3)	$376.9	$(98.7)	$—	$222.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions (paid to) received from subsidiaries and affiliates	—	(129.7)	129.7	—	—
Purchases of property, plant and equipment	—	(55.8)	(11.2)	—	(67.0)
Proceeds from sale of property, plant and equipment	—	0.8	4.1	—	4.9
Net cash (used in) provided by investing activities	—	(184.7)	122.6	—	(62.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	603.9	729.0	—	1,332.9
Repayments of borrowings under long-term debt obligations	—	(790.8)	(680.7)	—	(1,471.5)
Net activity in investment in and advances from (to) subsidiaries and affiliates	87.5	0.5	(88.0)	—	—
Proceeds from exercise of stock options	12.8	—	—	—	12.8
Treasury stock repurchased	(44.9)	—	—	—	(44.9)
Payment of deferred financing costs	—	—	(0.5)	—	(0.5)
Other	—	(1.4)	(2.6)	—	(4.0)
Net cash provided by (used in) financing activities	55.4	(187.8)	(42.8)	—	(175.2)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(9.4)	—	(9.4)
Increase (decrease) in cash and cash equivalents	0.1	4.4	(28.3)	—	(23.8)
CASH AND CASH EQUIVALENTS, beginning of period	—	7.9	57.8	—	65.7
CASH AND CASH EQUIVALENTS, end of period	$0.1	$12.3	$29.5	$—	$41.9

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(63.1)	$110.7	$117.9	$—	$165.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions (paid to) received from subsidiaries and affiliates	—	(76.7)	76.7	—	—
Purchases of property, plant and equipment	—	(43.0)	(19.4)	—	(62.4)
Proceeds from sale of property, plant and equipment	—	0.1	0.1	—	0.2
Other	—	(0.1)	(0.1)	—	(0.2)
Net cash (used in) provided by investing activities	—	(119.7)	57.3	—	(62.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	600.0	1,523.6	109.7	—	2,233.3
Repayments of borrowings under long-term debt obligations	(375.0)	(1,406.2)	(86.5)	—	(1,867.7)
Net activity in investment in and advances from (to) subsidiaries and affiliates	383.1	(212.5)	(170.6)	—	—
Proceeds from exercise of stock options	15.7	—	—	—	15.7
Excess tax benefit from stock-based compensation	7.0	—	—	—	7.0
Treasury stock repurchased	(535.0)	—	—	—	(535.0)
Payment of deferred financing costs	(3.1)	(3.8)	—	—	(6.9)
Fees paid to lenders	(6.0)	(1.8)	—	—	(7.8)
Call premium on 2020 Senior Notes	(23.6)	—	—	—	(23.6)
Other	—	(2.1)	2.0	—	(0.1)
Net cash provided by (used in) financing activities	63.1	(102.8)	(145.4)	—	(185.1)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(6.2)	—	(6.2)
(Decrease) increase in cash and cash equivalents	—	(111.8)	23.6	—	(88.2)
CASH AND CASH EQUIVALENTS, beginning of period	—	119.7	34.2	—	153.9
CASH AND CASH EQUIVALENTS, end of period	$—	$7.9	$57.8	$—	$65.7

TEMPUR SEALY INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2015
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(87.0)	$274.7	$46.5	$—	$234.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of business	—	7.2	—	—	7.2
Purchases of property, plant and equipment	—	(49.9)	(16.0)	—	(65.9)
Other	—	(0.7)	(0.3)	—	(1.0)
Net cash used in investing activities	—	(43.4)	(16.3)	—	(59.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	450.0	402.9	10.6	—	863.5
Repayments of borrowings under long-term debt obligations	—	(988.3)	—	—	(988.3)
Net activity in investment in and advances (to) from subsidiaries and affiliates	(401.3)	453.4	(52.1)	—	—
Proceeds from exercise of stock options	20.4	—	—	—	20.4
Excess tax benefit from stock-based compensation	21.8	—	—	—	21.8
Treasury stock repurchased	(1.3)	—	—	—	(1.3)
Payment of deferred financing costs	(8.0)	—	—	—	(8.0)
Proceeds from purchase of treasury shares by CEO	5.0	—	—	—	5.0
Other	—	(3.0)	(0.8)	—	(3.8)
Net cash provided by (used in) financing activities	86.6	(135.0)	(42.3)	—	(90.7)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	7.6	—	7.6
(Decrease) increase in cash and cash equivalents	(0.4)	96.3	(4.5)	—	91.4
CASH AND CASH EQUIVALENTS, beginning of period	0.4	23.4	38.7	—	62.5
CASH AND CASH EQUIVALENTS, end of period	$—	$119.7	$34.2	$—	$153.9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2017, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2017.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company’s internal control over financial reporting as of December 31, 2017. That report appears on page 105 of this Report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Tempur Sealy International, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Tempur Sealy International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Tempur Sealy International, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Louisville, Kentucky
March 1, 2018

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders (the "Proxy Statement") under the sections entitled “Proposal One—Election of Directors,” and “Board of Directors’ Meetings, Committees of the Board and Related Matters—Corporate Governance,” — "Committees of the Board,” —“Policies Governing Director Nominations,” and “Executive Compensation and Related Information—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Amended and Restated 2003 Equity Incentive Plan (1)	385,421	$37.47	—
Amended and Restated 2013 Equity Incentive Plan (2)	5,100,936	65.42	2,285,591
Equity compensation plans not approved by security holders	—	—	—
Total	5,486,357	$58.93	2,285,591

(1)
In May 2013, our Board of Directors adopted a resolution that prohibited further grants under the Amended and Restated 2003 Equity Incentive Plan. The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the Amended and Restated 2003 Equity Incentive Plan includes 404 shares issuable under restricted stock units and deferred stock units. These restricted and deferred stock units are excluded from the weighted average exercise price calculation above.

(2)
The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the Amended and Restated 2013 Equity Incentive Plan includes 665,324 shares issuable under restricted stock units and deferred stock units. Additionally, this number includes 3,160,506 performance restricted stock units which reflects a maximum payout of the awards granted. These restricted, deferred and performance restricted stock units are excluded from the weighted average exercise price calculation above.

For information regarding the material features of each of the above plans see Note 11, “Stock-based Compensation,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Proposal Two— Ratification of Independent Auditors—Fees for Independent Auditors During the Years Ended December 31, 2017 and 2016” and “—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	The following is a list of the financial statements of Tempur Sealy International, Inc. included in this Report, which are filed herewith pursuant to ITEM 8:
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
		Consolidated Balance Sheets as of December 31, 2017 and 2016
		Consolidated Statements of Stockholders' Equity/(deficit) for the years ended December 31, 2017, 2016, and 2015
		Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
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
3.4
Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Tempur Sealy International, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on March 15, 2017). (1)

4.1	Specimen certificate for shares of common stock.
4.2
Indenture, dated as of September 24, 2015, among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2015). (1)

4.3
Registration Rights Agreement, dated as of September 24, 2015, by and among Tempur Sealy International, Inc., the Guarantors named therein and Merrill Lynch, Pierce, Fenner &Smith Incorporated, as representative of the several Initial Purchasers named therein (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2015).  (1)

4.4
Indenture, dated as of May 24, 2016, among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2016). (1)

4.5
Registration Rights Agreement, dated as of May 24, 2016, by and among Tempur Sealy International, Inc., the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the several Initial Purchasers named therein (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on May 24, 2016). (1)

4.6
Amended and Restated Rights Agreement, dated as of March 14, 2017, by and between Tempur Sealy International, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on March 15, 2017). (1)

10.1	Credit Agreement dated as of December 12, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 13, 2012). (1)
10.2
Amendment No. 1, dated as of March 13, 2013, to that certain Credit Agreement, dated as of December 12, 2012 (filed as Exhibit 10.6 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-189063) as filed on July 12, 2013). (1)

10.3
Amendment No. 2, dated as of May 16, 2013, to that certain Credit Agreement, dated as of December 12, 2012 (filed as Exhibit 10.7 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 (File No. 333-189063) as filed on July 12, 2013). (1)

10.4
Amendment No. 3, dated as of July 11, 2013, to that certain Credit Agreement, dated as of December 12, 2012, as amended (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on July 12, 2013). (1)

10.5
Amendment No. 4, dated as of October 17, 2014, to that certain Credit Agreement, dated as of December 12, 2012, as amended (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on October 21, 2014). (1)

10.6
Amendment No. 5, dated September 24, 2015, to that certain Credit Agreement dated as of December 12, 2012, as amended (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2015). (1)

10.7
Purchase Agreement, dated September 21, 2015, among Tempur Sealy International, Inc., the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2015). (1)

10.8
Credit Agreement, dated as of April 6, 2016, by and among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 7, 2016). (1)

10.9
Purchase Agreement dated May 19, 2016, among Tempur Sealy International, Inc., the Guarantors named therein and JP Morgan Securities LLC, as representative of the Initial Purchasers named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 24, 2016). (1)

10.10
Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.11
Receivables Sale and Contribution Agreement, dated as of April 12, 2017, between Tempur-Pedic North America, LLC, as seller and contributor, and Tempur Sealy Receivables LLC, as purchaser and contribute (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.12
Receivables Sale Agreement, dated as of April 12, 2017, between Sealy Mattress Manufacturing Company, LLC, as seller and Tempur-Pedic North America, LLC, as purchaser (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.13
Bond Purchase Agreement, dated October 26, 2005, by and among Tempur World LLC, Tempur Production USA, Inc. and Bernalillo County (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.14
Trust Indenture, dated September 1, 2005, by and between Bernalillo County and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.15
Mortgage, Assignment, Security Agreement and Fixture Filing, dated as of October 27, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.16
Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.17
Non-Disclosure and Standstill Agreement, dated as of June 26, 2017, by and among Tempur Sealy International, Inc., Usman Nabi, H Partners Management, LLC and the other parties named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 28, 2017). (1)

10.18	Amended and Restated Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.19	Tempur Sealy International, Inc. Amended and Restated 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on July 26, 2017). (1)(2)
10.20	Tempur Sealy International, Inc. Severance and Retention Plan (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on October 23, 2013). (1)(2)
10.21
Amended and Restated Tempur-Pedic International Inc. 2003 Equity Incentive Plan (filed as Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-31922) as filed on March 25, 2009). (1)(2)

10.22
First Amendment to the Amended and Restated 2003 Equity Incentive Plan (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-31922) as filed on March 25, 2009). (1)(2)

10.23	Tempur Sealy International, Inc. Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed on May 2, 2017). (1)(2)
10.24	Second Amended and Restated Annual Incentive Bonus Plan for Senior Executives (filed as Appendix B to the Registrant’s Definitive Proxy Statement (File No.001-31922) filed on March 16, 2015). (1)(2)
10.25
Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery (filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 ((File No. 333-109054-02) as filed on October 31, 2003). (1)(2)

10.26
Employment Agreement dated as of July 18, 2006 between Tempur-Pedic International Inc. and Richard Anderson (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed November 7, 2006). (1)(2)

10.27
Amended and Restated Employment and Non-Competition Agreement of Barry Hytinen dated as of July 30, 2015 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed July 30, 2015). (1)(2)

10.28
Employment and Noncompetition Agreement dated as of November 18, 2014, between Tempur Sealy International, Inc. and Jay Spenchian (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed on February 13, 2015). (1)(2)

10.29
First Amendment to Employment and Non-Competition Agreement dated February 15, 2017 between Jay Spenchian and Tempur Sealy International, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on February 17, 2017). (1)(2)

10.30
Letter agreement, dated as of February 15, 2017, between Jay Spenchian and Tempur Sealy International, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on February 17, 2017). (1)(2)

10.31
Employment and Non-Competition Agreement dated as of September 4, 2015, by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.32	First Amendment to Employment and Non-Competition Agreement dated November 27, 2017 by and between Tempur Sealy International, Inc. and Scott L. Thompson (2)
10.33
Employment and Non-Competition Agreement dated September 5, 2017, by and between Tempur Sealy International, Inc. and H. Clifford Buster, III (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.34
Employment and Non-Competition Agreement dated October 13, 2017, by and between Tempur Sealy International, Inc. and Bhaskar Rao (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.35	Employment and Non-Competition Agreement dated February 27, 2018, by and between Tempur Sealy International, Inc. and Scott Vollet. (2)
10.36	Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Executive) (filed as Exhibit 9.01 to Registrant’s Current Report on Form 8-K as filed on May 19, 2008). (1)(2)
10.37
Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director) (filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K as filed on February 12, 2009). (1)(2)

10.38
Form of Stock Option Agreement under the United Kingdom Approved Share Option Sub Plan to the 2003 Equity Incentive Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed on April 30, 2009). (1)(2)

10.39	Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K as filed on February 19, 2010). (1)(2)
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

10.42	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (Director) (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q as filed on November 8, 2013). (1)(2)
10.43	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.37 to Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.44
Stock Option Agreement dated as of September 4, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)

10.45	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.57 to Registrant's Annual Report on Form 10-K filed on February 24, 2017). (1)(2)
10.46	Form of Special Grant Stock Option Agreement under the Amended and Restated 2013 Equity Incentive Plan (2)
10.47	Form of Amendment to Stock Option Agreement. (2)
10.48
Form of Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2003 Equity Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on February 19, 2010). (1)(2)

10.49	Form of Performance Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.38 to Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.50
2015 Performance Restricted Stock Unit Award Agreement dated as of September 4, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.51	Form of 2015 Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on October 29, 2015). (1)(2)
10.52	Form of 2017 Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on August 7, 2017). (1)(2)
10.53
2017 Performance Restricted Stock Unit Award Agreement dated October 13, 2017 by and between Tempur Sealy International, Inc. and Bhaskar Rao (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.54
2017 Performance Restricted Stock Unit Award Agreement dated September 5, 2017 by and between Tempur Sealy International, Inc. and H. Clifford Buster, III (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.55
Matching Performance Restricted Stock Unit Award Agreement dated as of September 4, 2015 between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.56
Amendment to Matching Performance Restricted Stock Unit Award Agreement dated as of October 12, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on October 14, 2015). (1)(2)

10.57	Form of Matching PRSU Award Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2016). (1)(2)
10.58	Form of Amendment to Matching PRSU Agreement. (2)
10.59
Restricted Stock Unit Award Agreement dated as of September 4, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.60	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.58 to Registrant's Annual Report on Form 10-K as filed on February 24, 2017). (1)(2)
10.61
Restricted Stock Unit Award Agreement dated October 13, 2017 by and between Tempur Sealy International, Inc. and Bhaskar Rao (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.62
Restricted Stock Unit Award Agreement dated September 5, 2017 by and between Tempur Sealy International, Inc. and H. Clifford Buster, III (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.63	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan. (2)
10.64	Form of Amendment to RSU Award Agreement. (2)
10.65
Subscription Agreement dated as of September 4, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.66	Amended and Restated Sealy Benefit Equalization Plan dated December 18, 2008 (filed as Exhibit 10.44 to Sealy Corporation's Annual Report on Form 10-K as filed on January 15, 2009). (1)(2)
10.67	Form of Letter Agreement Outlining Retention Program for United States Executive Officers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on June 1, 2015). (1)(2)
10.68	Form of Letter Agreement Outlining Retention Program for non-United States Executive Officer (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed on June 1, 2015). (1)(2)
21.1	Subsidiaries of Tempur Sealy International, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)
101
The following materials from Tempur Sealy International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
SCHEDULE II
(in millions)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2015	$19.5	6.9	—	(3.1)	$23.3
Year Ended December 31, 2016	$23.3	4.6	—	(5.5)	$22.4
Year Ended December 31, 2017	$22.4	10.4	—	(5.4)	$27.4

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2015	$21.7	4.6	—	(2.1)	$24.2
Year Ended December 31, 2016	$24.2	20.2	0.8	—	$45.2
Year Ended December 31, 2017	$45.2	9.9	—	—	$55.1

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC. (Registrant)

Date: March 1, 2018	By:	/S/ Scott L. Thompson
Scott L. Thompson Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on the 1st day of March, 2018, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/S/ SCOTT L. THOMPSON	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Scott L. Thompson

/S/ BHASKAR RAO	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Bhaskar Rao

/S/ EVELYN S. DILSAVER	Director
Evelyn S. Dilsaver

/S/ JOHN A. HEIL	Director
John A. Heil

/S/ JON L. LUTHER	Director
Jon L. Luther

/S/ USMAN S. NABI	Director
Usman S. Nabi

/S/ RICHARD W. NEU	Director
Richard W. Neu

/S/ ROBERT B. TRUSSELL, JR.	Director
Robert B. Trussell, Jr.