Form 10-Q
period 2018-03-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2018-05-09
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of May 7, 2018 was 54,395,919 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the information incorporated by reference herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning one or more of our plans; objectives; goals; strategies; future events; future revenues or performance; the anticipated impact on our business and financial performance resulting from the termination of our relationship with Mattress Firm, Inc. ("Mattress Firm"); the impact of the macroeconomic environment in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; uncertainties arising from global events; risks associated with our international operations; general economic, financial and industry conditions, particularly in the retail sector, as well as consumer confidence and the availability of consumer financing; price and product competition in our industry, particularly as a result of the importation of goods from outside the United States; consumer acceptance of our products; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the ability to expand brand awareness, the ability to expand distribution both through third parties and through direct sales; the ability to develop and successfully launch new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the effects of consolidation of retailers on revenues and costs; changes in demand for the Company's products by significant retailer customers; the effects of strategic investments on our operations, including our efforts to expand our global market share; changing commodity costs; changes in product and channel mix and the impact on the Company's gross margin; initiatives to improve gross margin; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; effects of changes in foreign exchange rates on our reported earnings; the outcome of pending tax audits or other tax, regulatory or litigation proceedings and similar issues; the effect of future legislative or regulatory changes, including implementation of the European General Data Protection Regulation in May 2018; the outcome of regulatory and investigation proceedings, and outstanding litigation; financial flexibility; our expected sources of cash flow; changes in capital expenditures; our ability to effectively manage cash, and expectations regarding our target leverage and our share repurchase program. Many of these statements appear, in particular, under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 2 of Part I of this Report. When used in this report, the words "assumes," "estimates," "expects," "guidance," "anticipates," "proposed," "projects," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks, uncertainties and other important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this report, including the risk factors discussed under the heading "Risk Factors" under ITEM 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 and the risks identified in ITEM 1A of this Report. There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$648.0	$722.1
Cost of sales	380.1	435.5
Gross profit	267.9	286.6
Selling and marketing expenses	148.9	153.7
General, administrative and other expenses	69.0	66.5
Customer termination charges, net	—	14.4
Equity income in earnings of unconsolidated affiliates	(3.9)	(2.7)
Royalty income, net of royalty expense	—	(4.8)
Operating income	53.9	59.5

Other expense, net:
Interest expense, net	22.9	22.1
Other income, net	(1.8)	(9.2)
Total other expense, net	21.1	12.9

Income before income taxes	32.8	46.6
Income tax provision	(10.0)	(14.6)
Net income before non-controlling interest	22.8	32.0
Less: Net loss attributable to non-controlling interest	(0.3)	(1.9)
Net income attributable to Tempur Sealy International, Inc.	$23.1	$33.9

Earnings per common share:
Basic	$0.43	$0.63
Diluted	$0.42	$0.62

Weighted average common shares outstanding:
Basic	54.3	53.9
Diluted	54.9	54.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income before non-controlling interest	$22.8	$32.0
Other comprehensive income, net of tax
Foreign currency translation adjustments	5.0	8.8
Pension benefits loss, net of tax	(0.6)	—
Unrealized loss on cash flow hedging derivatives, net of tax	—	(0.5)
Other comprehensive income, net of tax	4.4	8.3
Comprehensive income	27.2	40.3
Less: Comprehensive loss attributable to non-controlling interest	(0.3)	(1.9)
Comprehensive income attributable to Tempur Sealy International, Inc.	$27.5	$42.2

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$34.5	$41.9
Accounts receivable, net	339.4	317.7
Inventories	214.7	183.0
Prepaid expenses and other current assets	71.2	64.8
Total Current Assets	659.8	607.4
Property, plant and equipment, net	436.8	435.1
Goodwill	731.1	733.1
Other intangible assets, net	661.7	667.4
Deferred income taxes	25.1	23.6
Other non-current assets	235.5	227.4
Total Assets	$2,750.0	$2,694.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$248.7	$241.2
Accrued expenses and other current liabilities	226.5	234.2
Income taxes payable	28.7	29.1
Current portion of long-term debt	65.6	72.4
Total Current Liabilities	569.5	576.9
Long-term debt, net	1,707.6	1,680.7
Deferred income taxes	113.5	114.3
Other non-current liabilities	214.9	207.4
Total Liabilities	2,605.5	2,579.3

Commitments and contingencies—see Note 9

Redeemable non-controlling interest	1.9	2.2

Total Stockholders' Equity	142.6	112.5
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,750.0	$2,694.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interest	$22.8	$32.0
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20.9	19.6
Amortization of stock-based compensation	6.3	(3.4)
Amortization of deferred financing costs	0.6	0.5
Bad debt expense	1.4	2.4
Deferred income taxes	0.1	(5.3)
Dividends received from unconsolidated affiliates	1.6	1.3
Equity income in earnings of unconsolidated affiliates	(3.9)	(2.7)
Loss on sale of assets	0.2	0.3
Foreign currency adjustments and other	(3.5)	(0.1)
Changes in operating assets and liabilities	(56.2)	22.6
Net cash (used in) provided by operating activities	(9.7)	67.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(21.8)	(12.9)
Other	4.2	0.9
Net cash used in investing activities	(17.6)	(12.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	417.1	302.9
Repayments of borrowings under long-term debt obligations	(394.8)	(331.8)
Proceeds from exercise of stock options	1.9	0.1
Treasury stock repurchased	(2.9)	(43.8)
Other	(1.8)	(3.4)
Net cash provided by (used in) financing activities	19.5	(76.0)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	0.4	(2.4)
Decrease in cash and cash equivalents	(7.4)	(23.2)
CASH AND CASH EQUIVALENTS, beginning of period	41.9	65.7
CASH AND CASH EQUIVALENTS, end of period	$34.5	$42.5

Supplemental cash flow information:
Cash paid during the period for:
Interest	$7.9	$6.6
Income taxes, net of refunds	9.4	11.2

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

The Company also has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's carrying value in its equity method investments of $25.0 million and $21.5 million at March 31, 2018 and December 31, 2017, respectively, is recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s equity in the net income and losses of these investments is recorded as equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States ("GAAP") for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

(b) Adoption of New Accounting Standards.

Revenue Recognition. On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective method. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying the new revenue standard as a decrease to the opening balance of retained earnings. Adoption of Topic 606 did not have a material impact on the Company's financial statements. For additional information, see Note 3, "Recently Issued Accounting Pronouncements" of the Consolidated Condensed Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Pensions. In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", which is accounting guidance that will change how employers who sponsor defined benefit pension and/or postretirement benefit plans present the net periodic benefit cost in the Condensed Consolidated Statements of Income. This guidance requires employers to present the service cost component of net periodic benefit cost in the same caption within the Condensed Consolidated Statements of Income as other employee compensation costs from services rendered during the period. All other components of the net periodic benefit cost will be presented separately outside of the operating income caption. Adoption of this guidance will result in a reclassification of pension and other postretirement plan non-service income and remeasurement adjustments, net from within operating income to non-operating income. The Company adopted ASU No. 2017-07 as of January 1, 2018 and applied the accounting guidance retrospectively. The impact of adoption is not material to the Condensed Consolidated Statement of Income in the current year or prior years.

Accumulated Other Comprehensive Income.    In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows entities to reclassify tax effects stranded in accumulated other comprehensive loss ("AOCL") as a result of the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform Act") to retained earnings. The Company early adopted ASU No. 2018-02 on March 31, 2018. The reclassification from AOCL to retained earnings is not material to the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Comprehensive Income.

(c) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	March 31,	December 31,
(in millions)	2018	2017
Finished goods	$146.8	$121.8
Work-in-process	12.2	11.5
Raw materials and supplies	55.7	49.7
	$214.7	$183.0

(d) Accrued Sales Returns. The Company allows product returns through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets. Effective January 1, 2018 with the Company's adoption of Topic 606, the Company recognizes a return asset for the right to recover the goods returned by the customer. The right of return asset is recognized on a gross basis outside of the accrued sales returns and is not material to the Company's Condensed Consolidated Balance Sheet.

The Company had the following activity for sales returns from December 31, 2017 to March 31, 2018:

(in millions)
Balance as of December 31, 2017	$30.0
Reclassification and remeasurement of sales return asset under Topic 606	1.7
Balance as of January 1, 2018	31.7
Amounts accrued	22.9
Returns charged to accrual	(21.6)
Balance as of March 31, 2018	$33.0

As of March 31, 2018 and December 31, 2017, $21.0 million and $19.6 million of accrued sales returns is included as a component of accrued expenses and other current liabilities and $12.0 million and $10.4 million of accrued sales returns is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(e) Warranties. The Company provides warranties on certain products, which vary by segment, product and brand. Estimates of warranty expenses are based primarily on historical claims experience and product testing. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized. The Company considers the impact of recoverable salvage value on warranty costs in determining its estimate of future warranty obligations.

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

The Company had the following activity for its accrued warranty expense from December 31, 2017 to March 31, 2018:

(in millions)
Balance as of December 31, 2017	$36.7
Remeasurement of obligations under Topic 606	2.8
Balance as of January 1, 2018	39.5
Amounts accrued	10.5
Warranties charged to accrual	(11.4)
Balance as of March 31, 2018	$38.6

As of March 31, 2018 and December 31, 2017, $16.9 million and $16.7 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $21.7 million and $20.0 million of accrued warranty expense is included in other non-current liabilities in the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

(f) Allowance for Doubtful Accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $28.2 million and $27.4 million as of March 31, 2018 and December 31, 2017, respectively.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The forward exchange contract asset and liability as of March 31, 2018 and December 31, 2017 were based on Level 2 inputs and were not material in either period.

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

(i) Customer Contract Termination. During the week of January 23, 2017, the Company was unexpectedly notified by the senior management of Mattress Firm and representatives of Steinhoff International Holdings Ltd. ("Steinhoff"), its parent company, of Mattress Firm's intent to terminate its business relationship with the Company if the Company did not agree to considerable changes to its agreements with Mattress Firm, including significant economic concessions. The Company engaged in discussions to facilitate a mutually agreeable supply arrangement with Mattress Firm. However, the parties were unable to reach an agreement, and on January 27, 2017, Tempur-Pedic North America, LLC ("Tempur-Pedic") and Sealy Mattress Company ("Sealy Mattress") issued formal termination notices for all of their products to Mattress Firm. On January 30, 2017, Tempur-Pedic and Sealy Mattress entered into transition agreements with Mattress Firm in which they agreed, among other things, to continue supplying Mattress Firm until April 3, 2017, at which time the parties’ business relationships ended.

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

(2) Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", that requires lessees to recognize most assets and liabilities on the balance sheet for the rights and obligations created by leases and provides for expanded disclosures on key information about leasing arrangements. Topic 842 is effective for the Company on January 1, 2019. In transition, the Company is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating Topic 842 to determine the specific impact it will have on the Company's Condensed Consolidated Financial Statements, but the adoption is expected to result in a material increase in the assets and liabilities recorded on the balance sheet.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(3) Revenue Recognition

Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method. The largest impacts as a result of the new standard are the new required qualitative and quantitative disclosures. Other presentation and disclosure changes include the classification of royalty income to net sales and changes in the balance sheet classification and measurement for accrued sales returns and accrued warranty expenses.

The Company recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings for approximately $3.0 million, net of tax. Additionally, as a result of the new standard and effective January 1, 2018, the Company classifies royalty income within net sales. The comparative information has not been restated and continues to be reported under the accounting standards in effect for each period presented.

The Company evaluated the impact of the adoption on the classification of cooperative advertising programs and other promotional programs with the Company's customers. The impact of adoption to these promotional programs did not result in material changes in the Company's recognition or presentation of costs within the Company's Condensed Consolidated Statements of Income.

The following table summarizes the impact of adopting Topic 606 on the Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2018:

(in millions)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Statement of Income
Net sales	$648.0	$642.7	$5.3
Royalty income, net of royalty expense	—	5.3	(5.3)

Balance Sheet
Assets
Prepaid expenses and other current assets	$71.2	$69.9	$1.3
Deferred income taxes	25.1	24.1	1.0
Other non-current assets	235.5	234.7	0.8

Liabilities
Accrued expenses and other current liabilities	$226.5	$223.9	$2.6
Other non-current liabilities	214.9	212.0	2.9

Stockholders' Equity
Total stockholders' equity	$142.6	$145.0	$(2.4)

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Disaggregation of revenue
The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended March 31, 2018:

(in millions)	North America	International	Consolidated
Channel
Wholesale	$454.0	$134.2	$588.2
Direct	31.0	28.8	59.8
Net sales	$485.0	$163.0	$648.0

	North America	International	Consolidated
Product
Bedding products	$452.3	$133.2	$585.5
Other products	32.7	29.8	62.5
Net sales	$485.0	$163.0	$648.0

	North America	International	Consolidated
Geographical region
United States	$440.2	$—	$440.2
Canada	44.8	—	44.8
International	—	163.0	163.0
Net sales	$485.0	$163.0	$648.0

The North America and International segments sell product through two channels: Wholesale and Direct. The Wholesale channel includes all product sales to third party retailers, including third party distribution, hospitality and healthcare. The Direct channel includes product sales to company-owned stores, e-commerce and call centers. The North America and International segments classify products into two major categories: Bedding and Other. Bedding products include mattresses, foundations and adjustable foundations. Other products include pillows, mattress covers, sheets, cushions and various other comfort products.

The Wholesale channel also includes income from royalties derived by licensing Sealy® and Stearns & Foster® brands, technology and trademarks to other manufacturers. The licenses include rights for the licensees to use trademarks as well as current proprietary or patented technology that the Company utilizes. The Company also provides its licensees with product specifications, research and development, statistical services and marketing programs. The Company recognizes royalty income based on the occurrence of sales of Sealy® and Stearns & Foster® branded products by various licensees.

For product sales in each of the Company's channels, the Company recognizes a sale when the obligations under the terms of the contract with the customer is satisfied, which is generally when control of the product has transferred to the customer. Transferring control of each product sold is considered a separate performance obligation. The Company transfers control and recognizes a sale when it ships the product to a customer or when the customer receives the product based upon agreed shipping terms. Each unit sold is considered an independent, unbundled performance obligation. The Company does not have any additional performance obligations other than product sales that are material in the context of the contract. The Company also offers assurance type warranties on certain of its products. A warranty is considered an assurance type warranty if it provides the consumer with assurance that the product will function as intended. Assurance type warranties are not accounted for as separate performance obligations under the revenue model.

The transaction price is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives, and correspondingly, the revenue that is recognized, varies due to sales incentives and returns the Company offers to its wholesale and retail channel customers. Specifically, the Company extends volume discounts, as well as promotional allowances, floor sample discounts, commissions paid to retail associates and slotting fees to its Wholesale channel customers and reflects these amounts as a reduction of sales at the time revenue is recognized based on historical experience. The Company allows returns following a sale, depending on the channel and promotion. The Company reduces revenue and cost of sales for its estimate of the expected returns, which is primarily based on the level of

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

historical sales returns. The Company does not offer extended payment terms beyond one year to customers. As such, the Company does not adjust its consideration for financing arrangements.

The Company is subject to certain non-income taxes in certain jurisdictions including, but not limited to, sales tax, value added tax, excise tax and other taxes. These taxes are excluded from the transaction price, and therefore, excluded from revenue.    The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by Topic 606. Accordingly, the Company reflects all amounts billed to customers for shipping and handling in revenue and the costs of fulfillment in cost of sales.

(4) Goodwill
The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2017	$576.6	$156.5	$733.1
Foreign currency translation and other	(1.9)	(0.1)	(2.0)
Balance as of March 31, 2018	$574.7	$156.4	$731.1

(5) Debt

Debt for the Company consists of the following:

	March 31, 2018		December 31, 2017
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2016 Credit Agreement
Term A Facility	$547.5	(1)	$555.0	(2)	April 6, 2021
Revolver	1.0	(1)	—	(2)	April 6, 2021
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
Securitized debt	85.0	(3)	49.0	(3)	April 12, 2019
Capital lease obligations (4)	70.5		71.8		Various
Other	29.8		36.7		Various
Total debt	1,783.8		1,762.5
Less: deferred financing costs	(10.6)		(9.4)
Total debt, net	1,773.2		1,753.1
Less: current portion	(65.6)		(72.4)
Total long-term debt, net	$1,707.6		$1,680.7

(1)	Interest at LIBOR plus applicable margin of 1.75% as of March 31, 2018
(2)	Interest at LIBOR plus applicable margin of 1.75% as of December 31, 2017.
(3)	Interest at one month LIBOR index plus 80 basis points.
(4)	Capital lease obligations are a non-cash financing activity.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

2016 Credit Agreement

On April 6, 2016, the Company entered into a senior secured credit agreement ("2016 Credit Agreement") with a syndicate of banks. The 2016 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded in the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and other short-term debt. The Company is allowed to subtract from consolidated funded debt an amount equal to 100.0% of domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of March 31, 2018, domestic qualified cash was $14.3 million and foreign qualified cash was $12.1 million.

The Company is in compliance with all applicable covenants as of March 31, 2018.

Securitized Debt

On April 12, 2017, the Company and certain of its subsidiaries entered into a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (the "Accounts Receivable Securitization"). In connection with this transaction, the Company and a wholly-owned special purpose subsidiary, entered into a credit agreement that provides for revolving loans to be made from time to time in a maximum amount that varies over the course of the year based on the seasonality of the Company's accounts receivable and is subject to an overall limit of $120.0 million.

The obligations of the Company and its relevant subsidiaries under the Accounts Receivable Securitization are secured by the accounts receivable and certain related rights and the facility agreements contain customary events of default. The accounts receivable will continue to be owned by the Company and its subsidiaries and will continue to be reflected as assets on the Company’s Condensed Consolidated Balance Sheets and represent collateral up to the amount of the borrowings under this facility. Borrowings under this facility will be classified as long-term debt within the Condensed Consolidated Balance Sheets.

On April 2, 2018, the Company and its subsidiaries entered into an amendment to its Accounts Receivable Securitization that modified certain covenants and calculations. This amendment was designed to create more flexibility and to increase average availability on the line, while not changing the overall limit.

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

	Fair Value
(in millions)	March 31, 2018	December 31, 2017
2023 Senior Notes	$453.6	$470.9
2026 Senior Notes	582.3	618.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(6) Stockholders' Equity

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

(b) Treasury Stock. As of March 31, 2018, the Company had approximately $226.9 million remaining under the existing share repurchase authorization for repurchases of Tempur Sealy International's common stock. The Company did not repurchase any shares during the three months ended March 31, 2018. For the three months ended March 31, 2017, the Company repurchased 0.6 million shares for approximately $40.1 million.

In addition, the Company acquired 0.1 million shares upon the vesting of certain performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during both the three months ended March 31, 2018 and 2017. The shares withheld were valued at the closing price of the common stock on the New York Stock Exchange on the vesting date or first business day thereafter, resulting in approximately $2.9 million and $3.7 million in treasury stock acquired during the three months ended March 31, 2018 and 2017, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) AOCL. AOCL consisted of the following:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Foreign Currency Translation
Balance at beginning of period	$(72.8)	$(119.9)
Other comprehensive income:
Foreign currency translation adjustments (1)	5.0	8.8
Balance at end of period	$(67.8)	$(111.1)

Pensions
Balance at beginning of period	$(2.7)	$(2.2)
Other comprehensive loss:
Net change from period revaluations, net of tax	—	—
Tax expense (2)	—	—
Total other comprehensive income before reclassifications, net of tax	$—	$—
Net amount reclassified to earnings (1)	—	—
U.S. tax reform - reclassification to retained earnings upon adoption of ASU No. 2018-02	(0.5)	—
Tax benefit (2)	(0.1)	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	$(0.6)	$—
Total other comprehensive loss	(0.6)	—
Balance at end of period	$(3.3)	$(2.2)

Foreign Exchange Forward Contracts
Balance at beginning of period	$—	$0.6
Other comprehensive loss:
Net change from period revaluations	—	(0.3)
Tax benefit (2)	—	0.1
Total other comprehensive loss before reclassifications, net of tax	$—	$(0.2)
Net amount reclassified to earnings (3)	—	(0.4)
Tax benefit (2)	—	0.1
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$(0.3)
Total other comprehensive loss	—	(0.5)
Balance at end of period	$—	$0.1

(1)	In 2018 and 2017, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision in the accompanying Condensed Consolidated Statements of Income.
(3)	This amount was included in cost of sales in the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(7) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
Wages and benefits	$47.4	$57.6
Advertising	36.1	44.5
Sales returns	21.0	19.6
Warranty	16.9	16.7
Rebates	5.7	11.4
Other	99.4	84.4
	$226.5	$234.2

(8) Stock-Based Compensation

The Company’s stock-based compensation expense for the three months ended March 31, 2018 and 2017 included PRSUs, non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense (benefit) is presented in the following table:

	Three Months Ended March 31,
(in millions)	2018	2017
PRSU expense (benefit)	$0.8	$(9.3)
Option expense	1.9	2.0
RSU/DSU expense	3.6	3.9
Total stock-based compensation expense (benefit)	$6.3	$(3.4)

During the three months ended March 31, 2017, the Company recorded a $9.3 million benefit in the Condensed Consolidated Statements of Income related to a change in estimate associated with performance-based stock compensation that was no longer probable of payout as a result of the termination of the Mattress Firm relationship.

In March 2018, the Compensation Committee of the Board of Directors formally determined that the Company did not have more than $650.0 million of adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") for 2017 (the "2017 Aspirational Plan PRSUs"). As a result, approximately two-thirds of the PRSUs previously granted with a performance period for 2017 ("2017 Aspirational PRSUs") were forfeited as of this date. At March 31, 2018, the Company has 0.3 million of these 2017 Aspirational PRSUs still outstanding that will vest if the Company achieves more than $650.0 million of Adjusted EBITDA for 2018. If the Company does not achieve more than $650.0 million of Adjusted EBITDA in 2018, then all remaining 2017 Aspirational Plan PRSUs will be forfeited. Adjusted EBITDA is defined as the Company’s "Consolidated EBITDA" as such term is defined in the Company’s 2012 Credit Agreement.

The Company did not record any stock-based compensation expense related to the 2017 Aspirational Plan PRSUs during the three months ended March 31, 2018 and 2017, as it is not considered probable that the Company will achieve the specified performance target as of December 31, 2018. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for 2018 is $24.9 million, which would be expensed over the remaining service period if achievement of the performance condition becomes probable.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company has 1.5 million PRSUs outstanding that will vest if the Company achieves a certain level of Adjusted EBITDA during four consecutive fiscal quarters as described below (the "2019 Aspirational Plan PRSUs"). The 2019 Aspirational Plan PRSUs will vest based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2018 and December 31, 2019 (the “First Designated Period”). If the highest Adjusted EBITDA in the First Designated Period is $600.0 million, 66% will vest; if the highest Adjusted EBITDA equals or exceeds $650.0 million, then 100% will vest; if the highest Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if the highest Adjusted EBITDA is less than $600.0 million then one-half of the 2019 Aspirational Plan PRSUs will no longer be available for vesting based on performance and the remaining one-half will remain available for vesting based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2020 and December 31, 2020 (the “Second Designated Period”). If the highest Adjusted EBITDA in the Second Designated Period is $600.0 million then 66% of the remaining 2019 Aspirational Plan PRSUs will vest; if the Adjusted EBITDA is $650.0 million or more 100% will vest; if Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if Adjusted EBITDA is below $600.0 million then all of the remaining 2019 Aspirational Plan PRSUs will be forfeited. Adjusted EBITDA is defined for purposes of the 2019 Aspirational PRSUs as the Company’s "Consolidated EBITDA" as such term is defined in the Company’s 2016 Credit Agreement.
The Company did not record any stock-based compensation expense related to the 2019 Aspirational Plan PRSUs during the three months ended March 31, 2018, as it is not considered probable that the Company will achieve the specified performance target for either the First Designated Period or Second Designated Period. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for the First Designated Period is $92.0 million, which would be expensed over the remaining service period if achievement of the performance condition becomes probable.
(9) Commitments and Contingencies

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

(c) Mattress Firm, Inc. v. Tempur-Pedic North America, LLC and Sealy Mattress Company, filed March 30, 2017.

On March 30, 2017, a suit was filed against Tempur-Pedic and Sealy Mattress (two wholly-owned subsidiaries of the Company) in the District Court of Harris County, Texas by Mattress Firm. The complaint alleges breach of contract, tortious interference and seeks a declaratory judgment with respect to the interpretation of its agreements with the Company. On April 7, 2017, the Company's subsidiaries named above filed suit against Mattress Firm in the U.S. District Court for the Southern District of Texas, Houston Division seeking injunctive relief and damages for trademark infringement, unfair competition and trademark dilution in violation of the Lanham Act, and breach of contract and other state law violations. The complaint alleges that Mattress Firm violated the parties' transition agreements dated January 30, 2017, and consequently, federal and state law, by its use of the Company’s trademarks after April 3, 2017. On April 28, 2017, the complaint was amended to add a claim by Sealy Mattress for nonpayment by Mattress Firm for products sold and delivered. On May 23, 2017, the complaint was further amended to add allegations that Mattress Firm continued to use the Company’s trade names and trademarks on its website and in advertising in an inappropriate manner. On July 11, 2017, the Court issued a preliminary injunction prohibiting Mattress Firm from using the Company’s names and marks in such manner.

Discovery is complete in the federal court case, and Motions for Summary Judgment on certain claims were filed by both parties in early 2018. A trial date has not been set. The discovery period in the state court case has been extended with an expected trial date in September 2018. Discovery is proceeding in the state court case. The Company does not believe the claims asserted by Mattress Firm in the federal and state court cases have merit and intends to vigorously defend against them. The outcomes of the cases remain unclear and the Company is unable to reasonably estimate the possible loss or range of loss, if any. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(d) Other. The Company is involved in various other legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.
(10) Income Taxes

On December 22, 2017, President Trump signed into law the U.S. Tax Reform Act. The provisions of the U.S. Tax Reform Act are effective for the Company’s year beginning January 1, 2018. As such, the income tax rate for the three months ended March 31, 2018 reflects the impact of the provisions of the U.S. Tax Reform Act.

The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 30.5% and 31.3%, respectively. The Company’s income tax rate for the three months ended March 31, 2018 and 2017 differed from the U.S. federal statutory rates of 21.0% and 35.0%, respectively, principally due to subpart F income (for the three months ended March 31, 2018 subpart F income is primarily due to global intangible low-taxed income (“GILTI”) earned by the Company’s foreign subsidiaries), certain foreign income tax rate differentials, state and local income taxes, certain other permanent differences, changes in the Company’s uncertain tax positions, and the excess tax deficiency (or benefit) related to stock-based compensation. The Company accounts for the GILTI tax in the period in which such tax arises.

The estimated impacts of the U.S. Tax Reform Act recorded during 2017 and the three months ended March 31, 2018, are provisional in nature. The Company will continue to assess the impact of the U.S. Tax Reform Act and will record adjustments through the income tax provision in the relevant period as authoritative guidance is made available to the public. Accordingly, the impact of the U.S. Tax Reform Act may differ from the Company's provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions the Company has currently made, including actions the Company may take in future periods as a result of the U.S. Tax Reform Act.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The cumulative total tax assessment at March 31, 2018 for all years for which an assessment has been received (2001 - 2008) is approximately Danish Krone ("DKK") 1,661.1 million, including interest and penalties ($274.6 million, based on the DKK to USD exchange rate on March 31, 2018). The cumulative total tax assessment at December 31, 2017 for all years for which an assessment had been received up through that date (2001 - 2008) including interest and penalties was approximately DKK 1,638.4 million ($264.3 million, based on the DKK to USD exchange rate on December 31, 2017). If SKAT continues to issue assessments for each year not currently assessed, the Company expects the aggregate assessments for such years (2009 - 2017) to be in excess of the amounts described above as assessed for the years 2001 - 2008 (collectively the years 2001 through 2017 are referred to as the "Danish Tax Matter").

At March 31, 2018 and December 31, 2017, the Company had accrued Danish tax and interest for the Danish Tax Matter of approximately DKK 860.5 million and DKK 854.7 million (approximately $142.2 million and $137.9 million using the March 31, 2018 and December 31, 2017 exchange rates, as applicable), respectively, as an uncertain income tax liability. On both March 31, 2018 and December 31, 2017 approximately DKK 836.3 million (approximately $138.2 million and $134.9 million using the March 31, 2018 and December 31, 2017 exchange rates, as applicable) represents the amount that the Company and SKAT preliminarily agreed to in a non-binding proposed resolution for the years 2001 through 2011. The remaining balance of the amount accrued for the Danish Tax Matter at March 31, 2018 and December 31, 2017, respectively, of approximately DKK 24.2 million and DKK 18.4 million (approximately $4.0 million and $3.0 million using the March 31, 2018 and December 31, 2017 exchange rates, as applicable) may be subject to further negotiation in the future as part of an Advanced Pricing Agreement the Company may choose to pursue for years after 2011. The uncertain income tax liability accrued is included in other non-current liabilities in the Company's Condensed Consolidated Balance Sheets. In addition, at both March 31, 2018 and December 31, 2017 the Company had recorded a deferred tax asset of approximately $49.0 million and $48.3 million, respectively, for the U.S. correlative benefit related to the Danish Tax Matter. The Company has recorded a valuation allowance with respect to this benefit of approximately $19.3 million for both periods related to years for which relief may not be realized.

The Company’s uncertain tax liability associated with the Danish Tax Matter is derived using the cumulative probability analysis with possible outcomes based on the Company's updated evaluation of the facts and circumstances regarding this matter and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards as required by GAAP, taking into account both the U.S. and Danish income tax implications of such outcomes. Both the uncertain tax liability and the deferred tax asset discussed herein reflects the Company’s best judgment of the facts, circumstances and information available through March 31, 2018.

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

From June 2012 through March 31, 2018, SKAT withheld Value Added Tax refunds otherwise owed to the Company, pending resolution of the Danish Tax Matter. Total withheld refunds at March 31, 2018 and December 31, 2017 are approximately DKK 357.5 million and DKK 336.5 million (approximately $59.1 million and $54.2 million using the March 31, 2018 and December 31, 2017 exchange rates, as applicable), respectively. In July 2016, the Company paid a deposit to SKAT in the amount of approximately DKK 615.2 (approximately $101.7 million using the exchange rate at March 31, 2018) (the “Tax Deposit”) and applied approximately DKK 224.6 million (approximately $37.1 million using the exchange rate at March 31, 2018) of its Value Added Tax refund (the “VAT Refund Applied”) to the aforementioned potential Danish income tax liability, consistent with the Company’s reserve position for the Danish Tax Matter. The deposit was made to mitigate additional interest and foreign exchange exposure. The Tax Deposit and the VAT Refund Applied are included within other non-current assets on the Condensed Consolidated Balance Sheets.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at March 31, 2018 and December 31, 2017 would be $33.7 million and $31.7 million (exclusive of interest and penalties), respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax provision. It is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, including the Danish Tax Matter, or the expiration of applicable statute of limitations; however, the Company is not able to estimate the impact of these items at this time. There were no significant changes to the liability for unrecognized tax benefits during the three months ended March 31, 2018.

(11) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended
	March 31,
(in millions, except per common share amounts)	2018	2017
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$23.1	$33.9

Denominator:
Denominator for basic earnings per common share-weighted average shares	54.3	53.9
Effect of dilutive securities:
Employee stock-based compensation	0.6	0.7
Denominator for diluted earnings per common share-adjusted weighted average shares	54.9	54.6

Basic earnings per common share	$0.43	$0.63

Diluted earnings per common share	$0.42	$0.62

The Company excluded 1.5 million shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2018 and 2017 from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.
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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes total assets by segment:

(in millions)	March 31, 2018	December 31, 2017
North America	$2,790.0	$2,759.4
International	639.5	609.4
Corporate	629.1	627.3
Inter-segment eliminations	(1,308.6)	(1,302.1)
Total assets	$2,750.0	$2,694.0

     The following table summarizes property, plant and equipment, net by segment:

(in millions)	March 31, 2018	December 31, 2017
North America	$310.6	$307.6
International	54.7	54.7
Corporate	71.5	72.8
Total property, plant and equipment, net	$436.8	$435.1

The following table summarizes segment information for the three months ended March 31, 2018:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$485.0	$163.0	$—	$—	$648.0

Inter-segment sales	$0.6	$0.2	$—	$(0.8)	$—
Inter-segment royalty expense (income)	0.5	(0.5)	—	—	—
Gross profit	184.0	83.9	—	—	267.9
Operating income (loss)	54.0	26.9	(27.0)	—	53.9
Income (loss) before income taxes	51.8	26.5	(45.5)	—	32.8

Depreciation and amortization (1)	$13.4	$3.7	$10.1	$—	$27.2
Capital expenditures	16.8	2.9	2.1	—	21.8

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the three months ended March 31, 2017:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$582.3	$139.8	$—	$—	$722.1

Inter-segment sales	$0.9	$0.1	$—	$(1.0)	$—
Inter-segment royalty expense (income)	1.7	(1.7)	—	—	—
Gross profit	214.5	72.1	—	—	286.6
Operating income (loss)	51.4	25.9	(17.8)	—	59.5
Income (loss) before income taxes	59.4	23.7	(36.5)	—	46.6

Depreciation and amortization (1)	$12.3	$3.7	$0.2	$—	$16.2
Capital expenditures	8.6	1.5	2.8	—	12.9

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	March 31, 2018	December 31, 2017
United States	$375.2	$373.2
Canada	6.9	7.2
Other International	54.7	54.7
Total property, plant and equipment, net	$436.8	$435.1
Total International	$61.6	$61.9

The following table summarizes net sales by geographic region:

	Three Months Ended
	March 31,
(in millions)	2018	2017
United States	$440.2	$533.5
Canada	44.8	48.8
Other International	163.0	139.8
Total net sales	$648.0	$722.1
Total International	$207.8	$188.6

(13) Guarantor/Non-Guarantor Financial Information

The $450.0 million and $600.0 million aggregate principal amount of 2023 Senior Notes and 2026 Senior Notes (collectively the "Senior Notes"), respectively, are general unsecured senior obligations of Tempur Sealy International and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by all of Tempur Sealy International’s 100% directly or indirectly owned current and future domestic subsidiaries (the "Combined Guarantor Subsidiaries"), subject to certain exceptions. The foreign subsidiaries (the "Combined Non-Guarantor Subsidiaries") represent the foreign operations of the Company and do not guarantee the Senior Notes. A subsidiary guarantor will be released from its obligations under the applicable indenture governing the Senior Notes when: (a) the subsidiary guarantor is sold or sells all or substantially all of its assets; (b) the subsidiary is declared "unrestricted" under the applicable indenture governing the Senior Notes; (c) the subsidiary’s guarantee of indebtedness under the 2016 Credit Agreement (as it may be amended, refinanced or replaced) is released (other than a discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the applicable indenture have been satisfied. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned subsidiary guarantors and non-guarantor subsidiaries. The Company has accounted for its investments in its subsidiaries under the equity method.

The following supplemental financial information presents the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2018 and 2017, the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended March 31, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$440.7	$224.8	$(17.5)	$648.0
Cost of sales	—	266.4	131.2	(17.5)	380.1
Gross profit	—	174.3	93.6	—	267.9
Selling and marketing expenses	1.9	93.1	53.9	—	148.9
General, administrative and other expenses	4.7	47.5	16.8	—	69.0
Equity income in earnings of unconsolidated affiliates	—	—	(3.9)	—	(3.9)
Operating (loss) income	(6.6)	33.7	26.8	—	53.9

Other expense, net:
Third party interest expense, net	14.9	6.9	1.1	—	22.9
Intercompany interest (income) expense, net	(1.8)	1.8	—	—	—
Interest expense, net	13.1	8.7	1.1	—	22.9
Other (income) expense, net	—	(2.2)	0.4	—	(1.8)
Total other expense, net	13.1	6.5	1.5	—	21.1

Income from equity investees	39.1	19.0	—	(58.1)	—

Income before income taxes	19.4	46.2	25.3	(58.1)	32.8
Income tax benefit (provision)	3.4	(7.1)	(6.3)	—	(10.0)
Net income before non-controlling interest	22.8	39.1	19.0	(58.1)	22.8
Less: Net loss attributable to non-controlling interest	(0.3)	—	(0.3)	0.3	(0.3)
Net income attributable to Tempur Sealy International, Inc.	$23.1	$39.1	$19.3	$(58.4)	$23.1

Comprehensive income attributable to Tempur Sealy International, Inc.	$27.5	$38.5	$24.3	$(62.8)	$27.5

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
March 31, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$7.8	$26.7	$—	$34.5
Accounts receivable, net	—	5.1	323.2	11.1	339.4
Inventories	—	130.3	84.4	—	214.7
Income taxes receivable	264.4	—	—	(264.4)	—
Prepaid expenses and other current assets	0.6	52.8	17.8	—	71.2
Total Current Assets	265.0	196.0	452.1	(253.3)	659.8
Property, plant and equipment, net	—	362.7	74.1	—	436.8
Goodwill	—	507.6	223.5	—	731.1
Other intangible assets, net	—	574.6	87.1	—	661.7
Deferred income taxes	11.1	—	25.1	(11.1)	25.1
Other non-current assets	—	44.2	191.3	—	235.5
Net investment in subsidiaries	544.9	116.5	—	(661.4)	—
Due from affiliates	432.8	131.1	21.2	(585.1)	—
Total Assets	$1,253.8	$1,932.7	$1,074.4	$(1,510.9)	$2,750.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$159.8	$77.8	$11.1	$248.7
Accrued expenses and other current liabilities	21.4	124.4	80.7	—	226.5
Income taxes payable	—	285.9	7.2	(264.4)	28.7
Current portion of long-term debt	—	35.8	29.8	—	65.6
Total Current Liabilities	21.4	605.9	195.5	(253.3)	569.5
Long-term debt, net	1,042.0	580.0	85.6	—	1,707.6
Deferred income taxes	—	107.1	17.5	(11.1)	113.5
Other non-current liabilities	—	57.7	157.2	—	214.9
Due to affiliates	45.9	37.1	502.1	(585.1)	—
Total Liabilities	1,109.3	1,387.8	957.9	(849.5)	2,605.5

Redeemable non-controlling interest	1.9	—	1.9	(1.9)	1.9

Total Stockholders' Equity	142.6	544.9	114.6	(659.5)	142.6
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$1,253.8	$1,932.7	$1,074.4	$(1,510.9)	$2,750.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
December 31, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.1	$12.3	$29.5	$—	$41.9
Accounts receivable, net	—	5.1	322.2	(9.6)	317.7
Inventories	—	103.4	79.6	—	183.0
Income taxes receivable	260.2	—	—	(260.2)	—
Prepaid expenses and other current assets	0.8	50.6	13.4	—	64.8
Total Current Assets	261.1	171.4	444.7	(269.8)	607.4
Property, plant and equipment, net	—	360.4	74.7	—	435.1
Goodwill	—	507.6	225.5	—	733.1
Other intangible assets, net	—	577.5	89.9	—	667.4
Deferred income taxes	11.8	—	23.6	(11.8)	23.6
Other non-current assets	—	47.2	180.2	—	227.4
Net investment in subsidiaries	2,381.0	127.7	—	(2,508.7)	—
Due from affiliates	87.2	1,975.9	15.6	(2,078.7)	—
Total Assets	$2,741.1	$3,767.7	$1,054.2	$(4,869.0)	$2,694.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$174.6	$76.2	$(9.6)	$241.2
Accrued expenses and other current liabilities	7.6	144.2	82.4	—	234.2
Income taxes payable	—	279.3	10.0	(260.2)	29.1
Current portion of long-term debt	—	35.7	36.7	—	72.4
Total Current Liabilities	7.6	633.8	205.3	(269.8)	576.9
Long-term debt, net	1,041.6	589.4	49.7	—	1,680.7
Deferred income taxes	—	107.8	18.3	(11.8)	114.3
Other non-current liabilities	—	55.2	152.2	—	207.4
Due to affiliates	1,577.2	0.5	501.0	(2,078.7)	—
Total Liabilities	2,626.4	1,386.7	926.5	(2,360.3)	2,579.3

Redeemable non-controlling interest	2.2	—	2.2	(2.2)	2.2

Total Stockholders' Equity	112.5	2,381.0	125.5	(2,506.5)	112.5
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,741.1	$3,767.7	$1,054.2	$(4,869.0)	$2,694.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1.0	$(18.2)	$7.5	$—	$(9.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(18.7)	(3.1)	—	(21.8)
Contributions received from (paid to) subsidiaries and affiliates	—	35.2	(35.2)	—	—
Other	—	—	4.2	—	4.2
Net cash provided by (used in) by investing activities	—	16.5	(34.1)	—	(17.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	185.3	231.8	—	417.1
Repayments of borrowings under long-term debt obligations	—	(191.8)	(203.0)	—	(394.8)
Net activity in investment in and advances (to) from subsidiaries and affiliates	(0.1)	5.0	(4.9)	—	—
Proceeds from issuance of treasury shares	1.9	—	—	—	1.9
Treasury stock repurchased	(2.9)	—	—	—	(2.9)
Other	—	(1.3)	(0.5)	—	(1.8)
Net cash (used in) provided by financing activities	(1.1)	(2.8)	23.4	—	19.5

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.4	—	0.4
Decrease in cash and cash equivalents	(0.1)	(4.5)	(2.8)	—	(7.4)
CASH AND CASH EQUIVALENTS, beginning of period	0.1	12.3	29.5	—	41.9
CASH AND CASH EQUIVALENTS, end of period	$—	$7.8	$26.7	$—	$34.5

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the Annual Report, and accompanying Condensed Consolidated Financial Statements and accompanying notes included in this Form 10-Q. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for our Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our strategy, our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 and "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three months ended March 31, 2018, including the following topics:

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

We sell our products through two distribution channels in each operating business segment: Wholesale and Direct. Our Wholesale channel consists of third party retailers, including third party distribution, hospitality and healthcare. Effective January 1, 2018, we adopted the new revenue recognition accounting standard and included royalty income in our Wholesale channel. Our Direct channel includes company-owned stores, e-commerce and call centers.

Business Segments

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

Factors That Could Impact Results of Operations

The factors outlined below could impact our future results of operations. For more extensive discussion of these and other risk factors that could impact our future results of operations, please refer to "Risk Factors," under ITEM 1A of Part I and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Results of Operations" included in ITEM 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

General Business and Economic Conditions

Our business is affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to continue. Recently, we also have experienced a decline in certain North America department store accounts. We also face increasing pressure from foreign competition on the lower end of our product line, as some of our competitors source a portion of their components and finished products offshore. In addition to lower labor rates, foreign competitors benefit (at times) from lower raw material costs. They may also benefit from currency factors and more lenient regulatory climates. We continue to make strategic investments, including: introducing new products; investing in increasing our global brand awareness; expanding our North American margins while executing our sales growth strategy; investing in our operating infrastructure to meet the requirements of our business; and taking other actions to further strengthen our business.

Termination of Mattress Firm Relationship

Mattress Firm, Inc. ("Mattress Firm") was a customer within the North America segment and was our largest customer in 2016.     During the week of January 23, 2017, we were unexpectedly notified by the senior management of Mattress Firm and representatives of Steinhoff, its parent company, of Mattress Firm's intent to terminate its business relationship with us if we did not agree to considerable changes to our agreements with Mattress Firm, including significant economic concessions. We engaged in discussions to facilitate a mutually agreeable supply arrangement with Mattress Firm. However, we were unable to reach an agreement, and on January 27, 2017, Tempur-Pedic North America, LLC ("Tempur-Pedic") and Sealy Mattress Company ("Sealy Mattress") issued formal termination notices for all of their products to Mattress Firm. On January 30, 2017, Tempur-Pedic and Sealy Mattress entered into transition agreements with Mattress Firm in which they agreed, among other things, to continue supplying Mattress Firm until April 3, 2017, at which time the parties’ business relationship ended.

In the first quarter of 2017, our sales to Mattress Firm were $94.5 million, representing 13.1% of our sales for the period, and we received $9.3 million of one-time payments pursuant to the transition agreements with Mattress Firm. Since we have no sales to Mattress Firm in the first quarter of 2018, our year-over-year comparison is negatively impacted. Additionally, North America sales trends were unfavorably impacted in the first quarter of 2018 due to Mattress Firm's discounting practices.

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

For further discussion of the risks associated with large customers, refer to "Risk Factors," under ITEM 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Results of Operations" included in ITEM 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In 2018 and the beginning of 2019, we are planning significant new product introductions in our North America segment. We are launching new Tempur-Pedic mattresses and pillows, Sealy hybrid mattresses and a new portfolio of adjustable bases. In 2017, we united all of our Sealy products under one masterbrand. In 2018, we expect to incur higher costs associated with new product introductions in our North America segment due to the expanded launch activities around premium products as compared to 2017. We also expect retailers to reduce their inventory levels of our products in anticipation of new floor model shipments during 2018. In addition, we expect lower costs associated with launch activities in the International segment in 2018 as compared to 2017 when we relaunched our flagship line of Tempur mattresses.

Financial Leverage

As of March 31, 2018, we had $1,783.8 million of total debt outstanding, and our adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA"), which is not accepted under U.S. generally accepted accounting principles ("GAAP") as a financial measure, was $410.6 million for the trailing twelve months ended March 31, 2018. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available. As of March 31, 2018, our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA calculated in accordance with our 2016 Credit Agreement was 4.34 times, within the covenant in our debt agreements which limits this ratio to 5.00 times for the trailing twelve months ended March 31, 2018. For more information on this non-GAAP measure and compliance with our 2016 Credit Agreement, please refer to “Non-GAAP Financial Information” below.

Commodities

In the first quarter of 2018, commodity cost inflation unfavorably impacted our gross margin by approximately $12 million. Future changes in raw material prices could have an additional unfavorable impact on our gross margin. We currently expect commodity cost inflation of approximately $45 million in 2018.

Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform Act")

The estimated impacts of the U.S. Tax Reform Act recorded during 2017 and the three months ended March 31, 2018, are provisional in nature. We will continue to assess the impact of the U.S. Tax Reform Act and will record adjustments through the income tax provision in the relevant period as authoritative guidance is made available to the public. Accordingly, the impact of the U.S. Tax Reform Act may differ from our provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions we have currently made, including actions we may take in future periods as a result of the U.S. Tax Reform Act.

Results of Operations

A summary of our results for the three months ended March 31, 2018 include:

•
Total net sales decreased 10.3% to $648.0 million from $722.1 million in the first quarter of 2017. On a constant currency basis, which is a non-GAAP financial measure, total net sales decreased 12.2%, with a decrease of 17.1% in the North America business segment and an increase of 8.2% in the International business segment. Total net sales in the first quarter of 2017 included $94.5 million in sales to Mattress Firm.

•
Gross margin was 41.3% as compared to 39.7% in the first quarter of 2017, which included $11.5 million of charges associated with the termination of the relationship with Mattress Firm. Gross margin was 41.3% as compared to adjusted gross margin, which is a non-GAAP financial measure, of 41.3% in the first quarter of 2017.

•
Operating income decreased 9.4% to $53.9 million as compared to $59.5 million in the first quarter of 2017, which included $25.9 million of net charges associated with the Mattress Firm termination. Operating income decreased 36.9% to $53.9 million as compared to adjusted operating income, which is a non-GAAP financial measure, of $85.4 million in the first quarter of 2017.

•
Net income decreased 31.9% to $23.1 million as compared to $33.9 million in the first quarter of 2017. Net income decreased 55.7% to $23.1 million as compared to adjusted net income, which is a non-GAAP financial measure, of $52.2 million in the first quarter of 2017.

•
Earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, decreased 4.1% to $83.2 million as compared to $86.8 million for the first quarter of 2017, which includes $34.3 million of charges related to the Mattress Firm termination. EBITDA decreased 31.3% to $83.2 million as compared to adjusted EBITDA, which is a non-GAAP financial measure, of $121.1 million in the first quarter of 2017.

•
Earnings per diluted share ("EPS") decreased 32.3% to $0.42 as compared to $0.62 in the first quarter of 2017. EPS decreased 56.3% to $0.42 as compared to adjusted EPS, which is a non-GAAP financial measure, of $0.96 in the first quarter of 2017.

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

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2017

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended March 31,
(in millions, except percentages and per share amounts)	2018		2017
Net sales	$648.0	100.0%	$722.1	100.0%
Cost of sales	380.1	58.7	435.5	60.3
Gross profit	267.9	41.3	286.6	39.7
Selling and marketing expenses	148.9	23.0	153.7	21.3
General, administrative and other expenses	69.0	10.6	66.5	9.2
Customer termination charges, net	—	—	14.4	2.0
Equity income in earnings of unconsolidated affiliates	(3.9)	(0.6)	(2.7)	(0.4)
Royalty income, net of royalty expense	—	—	(4.8)	(0.7)
Operating income	53.9	8.3	59.5	8.2

Other expense, net:
Interest expense, net	22.9	3.5	22.1	3.1
Other income, net	(1.8)	(0.3)	(9.2)	(1.3)
Total other expense, net	21.1	3.3	12.9	1.8

Income before income taxes	32.8	5.1	46.6	6.5
Income tax provision	(10.0)	(1.5)	(14.6)	(2.0)
Net income before non-controlling interest	22.8	3.5	32.0	4.4
Less: Net loss attributable to non-controlling interest	(0.3)	—	(1.9)	(0.3)
Net income attributable to Tempur Sealy International, Inc.	$23.1	3.6%	$33.9	4.7%

Earnings per common share:
Basic	$0.43		$0.63
Diluted	$0.42		$0.62

Weighted average common shares outstanding:
Basic	54.3		53.9
Diluted	54.9		54.6

NET SALES

	Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale channel	$588.2	$672.3	$454.0	$558.2	$134.2	$114.1
Direct channel	59.8	49.8	31.0	24.1	28.8	25.7
Total net sales	$648.0	$722.1	$485.0	$582.3	$163.0	$139.8

Net sales decreased 10.3%, and on a constant currency basis decreased 12.2%. The decrease in net sales was driven by:

•
North America net sales decreased $97.3 million, or 16.7%. Excluding Mattress Firm, North America net sales decreased $2.8 million, or 0.6%. In the first quarter of 2017, net sales to Mattress Firm were $94.5 million. Net sales in the Wholesale channel decreased $104.2 million, or 18.7%, driven primarily by the termination of our contract with Mattress Firm. Additionally, we experienced a decline in certain department store accounts. Excluding sales to Mattress Firm, Wholesale net sales decreased 2.1%. Net sales in our Direct channel increased $6.9 million, or 28.6%, driven primarily by growth from expanded retail stores and increased web sales. Canada net sales decreased 12.1% on a constant currency basis, which is primarily due to the bankruptcy of a major customer.

•
International net sales increased $23.2 million, or 16.6%. On a constant currency basis, International net sales increased 8.2%, driven primarily by growth across all regions. Net sales in the Wholesale channel increased 7.6% on a constant currency basis. Net sales in the Direct channel increased 10.5% on a constant currency basis.

GROSS PROFIT

	Three Months Ended March 31,
	2018		2017
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$184.0	37.9%	$214.5	36.8%	1.1%
International	83.9	51.5%	72.1	51.6%	(0.1)%
Consolidated gross margin	$267.9	41.3%	$286.6	39.7%	1.6%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Gross margin improved 160 basis points. The principal factors impacting gross margin for each segment are discussed below.

•
North America gross margin improved 110 basis points. The improvement in gross margin was primarily driven by costs incurred in the first quarter of 2017 as a result of the termination of the Mattress Firm relationship, which resulted in a favorable impact of 200 basis points. These prior year costs included a $5.4 million write-off of customer-unique inventory and $6.1 million of increased product obligations. The improvement in gross margin was also driven by improved channel mix of 100 basis points, operational improvements of 100 basis points and favorable product mix of 70 basis points. These were offset by unfavorable commodity costs of 180 basis points, fixed cost deleverage on lower unit volume of 130 basis points and unfavorable brand mix of 70 basis points.

•	International gross margin declined 10 basis points.

OPERATING EXPENSES

	Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017	2018	2017
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$63.1	$73.2	$50.2	$64.8	$12.9	$8.4	$—	$—
Other selling and marketing expenses	85.8	80.5	48.6	48.7	35.3	30.3	1.9	1.5
General, administrative and other expenses	69.0	66.5	31.2	30.7	12.7	12.2	25.1	23.6
Customer termination charges, net	—	14.4	—	20.9	—	0.8	—	(7.3)
Total operating expenses	$217.9	$234.6	$130.0	$165.1	$60.9	$51.7	$27.0	$17.8

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

Operating expenses decreased $16.7 million, or 7.1%, and increased 110 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses decreased $35.1 million, or 21.3%, and decreased 160 basis points as a percentage of net sales. In the first quarter of 2017, we recorded $20.9 million of charges related to the Mattress Firm termination, which included the $17.2 million write-off of the March 31, 2017 value of customer incentives and marketing assets and $3.7 million of employee-related and professional fees. Additionally, the decrease in operating expenses was driven by decreased participation in our wholesale cooperative advertising programs.

•
International operating expenses increased $9.2 million, or 17.8%, and increased 40 basis points as a percentage of net sales. The increase in operating expenses is primarily driven by increased investments in our advertising.

•
Corporate operating expenses increased $9.2 million, or 51.7%. The increase in operating expenses is primarily driven by a $9.3 million benefit recorded in the first quarter of 2017 for the change in estimate associate with performance-based stock compensation that was no longer probable of payout following the Mattress Firm termination, offset by $0.9 million of accelerated stock-based compensation and $1.1 million of other employee-related expenses and professional fees.

OPERATING INCOME

	Three Months Ended March 31,
	2018		2017
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$54.0	11.1%	$51.4	8.8%	2.3%
International	26.9	16.5%	25.9	18.5%	(2.0)%
	80.9		77.3
Corporate expenses	(27.0)		(17.8)
Total operating income	$53.9	8.3%	$59.5	8.2%	0.1%

Operating income decreased $5.6 million and operating margin improved 10 basis points. The decreases in operating income and operating margin by segment are discussed below.

•
North America operating income increased $2.6 million and operating margin improved 230 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin and lower operating expenses due to costs incurred in the first quarter of 2017 in connection with the Mattress Firm termination. In the first quarter of 2017, we recorded $32.4 million of charges associated with the Mattress Firm termination. Cost of sales included $11.5 million of charges related to the write-off of customer-unique inventory and increased product obligations. Operating expenses included $20.9 million of charges related to the write-off of customer incentives and marketing assets, as well as employee-related expenses.

•
International operating income increased $1.0 million and operating margin declined 200 basis points. The decline in operating margin was primarily driven by increased investments in our advertising, as well as the change in classification of royalty income due to the adoption of the new revenue recognition accounting standard.

•
Corporate operating expenses increased $9.2 million, which negatively impacted our consolidated operating margin by 140 basis points. The increase in operating expenses is primarily driven by $8.4 million of net stock-based compensation benefit recorded in the first quarter of 2017.

INTEREST EXPENSE, NET

	Three Months Ended March 31,
(in millions, except percentages)	2018	2017	% Change
Interest expense, net	$22.9	$22.1	3.6%

Interest expense, net, increased $0.8 million, or 3.6%. Refer to Note 5, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for additional information.

OTHER INCOME, NET

In the first quarter of 2017, we recognized as other income $9.3 million of payments received pursuant to the transition agreements with Mattress Firm, which were entered into during the first quarter of 2017. In the fourth quarter of 2016, the Company spent approximately $13 million to support Mattress Firm with store transitions and product launches. The $9.3 million of payments from Mattress Firm were intended to partially reimburse that prior investment.

INCOME TAX PROVISION

	Three Months Ended March 31,
(in millions, except percentages)	2018	2017	% Change
Income tax provision	$10.0	$14.6	(31.5)%
Effective tax rate	30.5%	31.3%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $4.6 million due to a decrease in income before income taxes. Our effective tax rate decreased 80 basis points, which includes the favorable impact to our effective tax rate of the lower U.S. statutory rates as a result of the U.S. Tax Reform Act. The effective tax rate for the three months ended March 31, 2018 and 2017 included a net unfavorable impact as the result of discrete items.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our debt facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures and working capital needs. As of March 31, 2018, we had working capital of $90.3 million, including cash and cash equivalents of $34.5 million, as compared to working capital of $30.5 million including $41.9 million in cash and cash equivalents as of December 31, 2017.

The increase in working capital was primarily driven by increases in inventories and accounts receivable, as well as a decrease in accrued expenses and other current liabilities. These changes were offset by an increase in accounts payable and decrease in cash and cash equivalents. The increase in inventories was primarily due to new product introductions in 2018. Accounts receivable increases are primarily driven by timing of customer collections. The decrease in accrued expenses and other current liabilities was primarily driven by the funding of employee compensation and customer incentive programs based on 2017 results, offset by interest on our debt facilities. Accounts payable changes are primarily driven by the timing of payments to vendors. The decrease in cash and cash equivalents was primarily due to timing of payments on our debt facilities and operating capital needs.

The table below presents net cash (used in) provided by operating, investing and financing activities for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2018	2017
Net cash (used in) provided by:
Operating activities	$(9.7)	$67.2
Investing activities	(17.6)	(12.0)
Financing activities	19.5	(76.0)

Cash used in operating activities increased $76.9 million in the three months ended March 31, 2018, as compared to the same period in 2017. The increase in cash used in operating activities is primarily driven by the increase in inventories as a result of new product introductions in 2018 and changes in accounts receivable due to timing of customer collections. Additionally, cash provided by operating activities for the same period of 2017 includes $9.3 million for payments received pursuant to the transition agreements with Mattress Firm.

Cash used in investing activities increased $5.6 million in the three months ended March 31, 2018 as compared to the same period in 2017. The increase in cash used in investing activities is due primarily to an increase in capital expenditures, which is primarily due to the phasing of planned capital projects.

Cash provided by financing activities increased $95.5 million in the three months ended March 31, 2018 as compared to the same period in 2017. In 2018, we had net borrowings of $22.3 million on our credit facilities, as compared to net repayments of $28.9 million in 2017. In the first quarter of 2018, share repurchases decreased $40.9 million as compared to the same period in 2017.

Capital Expenditures

Capital expenditures totaled $21.8 million and $12.9 million for the three months ended March 31, 2018 and 2017, respectively. We currently expect our 2018 capital expenditures to be approximately $65 to $75 million, which includes investments in our Canadian ERP project, domestic manufacturing facilities, other information technology and our company-owned retail stores.

Debt Service

Our total debt increased to $1,783.8 million as of March 31, 2018 from $1,762.5 million as of December 31, 2017. After giving effect to letters of credit outstanding of $22.6 million under the 2016 Credit Agreement, total availability under the revolving facility was $476.4 million as of March 31, 2018. Refer to Note 5, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for further discussion of our debt and applicable interest rates.

As of March 31, 2018, our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA as calculated in accordance with our 2016 Credit Agreement was 4.34 times, which was within the terms of the consolidated total net leverage ratio covenant set forth in the 2016 Credit Agreement, which limits this ratio to 5.00 times. As of March 31, 2018, we were in compliance with all of the financial covenants in our debt agreements.

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

Our business continues to generate significant cash flows from operations. Our target ratio of consolidated funded debt less qualified cash to Adjusted EBITDA is 3.5 times, and we expect that this ratio could typically range from 3.0 times to 4.0 times. We expect to continue to use excess cash flows from operations for debt repayment. Subject to market conditions, we may also resume our share repurchase program.

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

Adjusted Net Income and Adjusted EPS

A reconciliation of GAAP net income to adjusted net income and a calculation of adjusted EPS are provided below. Management believes that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes at the end of the following table.

The following table sets forth the reconciliation of our GAAP net income to adjusted net income and a calculation of adjusted EPS for the three months ended March 31, 2018 and 2017:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2018	March 31, 2017
GAAP net income (1)	$23.1	$33.9
Customer termination charges, net (2)	—	25.9
Tax adjustments (3)	—	(7.6)
Adjusted net income	$23.1	$52.2

Adjusted earnings per common share, diluted	$0.42	$0.96

Diluted shares outstanding	54.9	54.6

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

(3)	Tax adjustments represent adjustments associated with the aforementioned items and other discrete income tax events.

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

The following table sets forth our reported GAAP gross profit and operating income (expense) for the three months ended March 31, 2018. We had no adjustments to GAAP gross profit and operating income (expense) for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$648.0		$485.0		$163.0		$—

Gross profit	$267.9	41.3%	$184.0	37.9%	$83.9	51.5%	$—

Operating income (expense)	$53.9	8.3%	$54.0	11.1%	$26.9	16.5%	$(27.0)

The following table sets forth the reconciliation of our reported GAAP gross profit and operating income (expense) to the calculation of adjusted gross profit and operating income (expense) for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
(in millions, except percentages)	Consolidated	Margin	North America (1)	Margin	International(2)	Margin	Corporate (3)
Net sales	$722.1		$582.3		$139.8		$—

Gross profit	$286.6	39.7%	$214.5	36.8%	$72.1	51.6%	$—
Adjustments	11.5		11.5		—		—
Adjusted gross profit	$298.1	41.3%	$226.0	38.8%	$72.1	51.6%	$—

Operating income (expense)	$59.5	8.2%	$51.4	8.8%	$25.9	18.5%	$(17.8)
Adjustments	25.9		32.4		0.8		(7.3)
Adjusted operating income (expense)	$85.4	11.8%	$83.8	14.4%	$26.7	19.1%	$(25.1)

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

(2)	Adjustments for the International business segment represent certain employee-related expenses.
(3)
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

The following table sets forth the reconciliation of our reported GAAP net income to the calculations of EBITDA and adjusted EBITDA for the three months ended March 31, 2018 and 2017:

	Three Months Ended
(in millions)	March 31, 2018	March 31, 2017
GAAP net income	$23.1	$33.9
Interest expense, net	22.9	22.1
Income taxes	10.0	14.6
Depreciation and amortization	27.2	16.2
EBITDA	$83.2	$86.8
Adjustments:
Customer termination charges (1)	—	34.3
Adjusted EBITDA	$83.2	$121.1

(1)
Adjusted EBITDA excludes $34.3 million of charges related to the termination of the relationship with Mattress Firm. This amount represents the $25.9 million of net charges discussed in Footnote 2 of the table above under the heading "Adjusted Net Income and Adjusted EPS," and adds the net amortization impact of $8.4 million of stock-based compensation benefit incurred in the first quarter of 2017.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended March 31, 2018:

Trailing Twelve Months Ended
(in millions)	March 31, 2018
GAAP net income	$140.6
Interest expense, net	108.8
Income taxes	43.1
Depreciation and amortization	105.6
EBITDA	$398.1
Adjustments:
Latin American subsidiary charges (1)	9.1
Other costs (2)	3.4
Adjusted EBITDA	$410.6

Consolidated funded debt less qualified cash	$1,780.5

Ratio of consolidated funded debt less qualified cash to Adjusted EBITDA	4.34 times

(1)
In the third and fourth quarters of 2017, we recorded a total of $9.1 million of non-interest related charges associated with a Latin American subsidiary. Operating income includes $5.1 million of restructuring charges, which relate to the wind down of certain operations, leadership termination charges and professional fees, as well as $3.8 million of non-income tax charges. Other expense, net includes $0.2 million of other charges.

(2)
In the third and fourth quarters of 2017, we incurred a total of $3.4 million in other costs. In the third quarter of 2017, we recorded $3.0 million in charges for hurricane-related costs and a customer's bankruptcy. In the fourth quarter of 2017, we incurred $0.4 million in costs associated with an early lease termination.

Under our 2016 Credit Agreement, Adjusted EBITDA contains certain restrictions that limit adjustments to GAAP net income when calculating Adjusted EBITDA. For the twelve months ended March 31, 2018, our adjustments to GAAP net income when calculating Adjusted EBITDA did not exceed the allowable amount under the 2016 Credit Agreement.

The ratio of Adjusted EBITDA under our 2016 Credit Agreement to consolidated funded debt less qualified cash is 4.34 times for the trailing twelve months ended March 31, 2018. Our 2016 Credit Agreement requires us to maintain a ratio of consolidated funded debt less qualified cash to Adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated funded debt less qualified cash as of March 31, 2018. "Consolidated funded debt" and "qualified cash" are terms used in our 2016 Credit Agreement for purposes of certain financial covenants.

(in millions)	March 31, 2018
Total debt, net	$1,773.2
Plus: Deferred financing costs (1)	10.6
Total debt	1,783.8
Plus: Letters of credit outstanding	23.1
Consolidated funded debt	$1,806.9
Less:
Domestic qualified cash (2)	14.3
Foreign qualified cash (2)	12.1
Consolidated funded debt less qualified cash	$1,780.5

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

The following table sets forth the reconciliation of our net cash from operating activities to free cash flow for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in millions)	2018	2017
Net cash (used in) provided by operating activities	$(9.7)	$67.2
Subtract: Purchases of property, plant and equipment	21.8	12.9
Free cash flow	$(31.5)	$54.3

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flows from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of March 31, 2018, we had $1,783.8 million in total debt outstanding, and our adjusted EBITDA was $83.2 million for the three months ended March 31, 2018. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $85 to $90 million in 2018.

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

The U.S. Tax Reform Act implements a new territorial tax system that imposes the Transition Tax on the deemed repatriation of the earnings and profits of our controlled and non-controlled foreign subsidiaries to the extent such earnings and profits have not previously been subject to U.S. income tax. The Transition Tax may be deferred at our option and payable in annual installments through 2025. The impact of the Transition Tax is not expected to have a material impact on our liquidity and may be mitigated by U.S. federal and state income tax refunds otherwise due to us for 2017, or any prior or subsequent year through 2025. At March 31, 2018, our Transition Tax is recorded as a current obligation. The overall net impact of the U.S. Tax Reform Act is expected to result in a net decrease in our overall effective tax rates in future periods, driven by the reduction in the U.S. federal tax rate from 35% to 21% in 2018. The impact of the rate reduction will be partially offset in future periods by changing or limiting certain tax deductions. The estimated impacts of the U.S. Tax Reform Act recognized to date by the Company, as well as the forward-looking estimates, are provisional in nature, and we will continue to assess the impact of the U.S. Tax Reform Act and provide additional information and record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable during the measurement period. Accordingly, the impact of the U.S. Tax Reform Act may differ from our provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions we have currently made, including actions we may take in future periods as a result of the U.S. Tax Reform Act.

At March 31, 2018, total cash and cash equivalents were $34.5 million, of which $14.3 million was held in the U.S. and $20.2 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position.

Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies and estimates in 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1(g), "Derivative Financial Instruments" to the accompanying Condensed Consolidated Financial Statements for a summary of our foreign exchange forward contracts as of March 31, 2018.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. As the U.S. dollar weakens relative to the Euro or other foreign currencies where we have operations, there would be a positive impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes positively impacted our adjusted EBITDA by approximately 5.0% in the three months ended March 31, 2018. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at March 31, 2018, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $2.6 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Interest Rate Risk

On March 31, 2018, we had variable-rate debt of approximately $662.8 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $6.6 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

See Note 9, "Commitments and Contingencies," in the "Notes to Condensed Consolidated Financial Statements," in ITEM 1 under Part I of this Report for a description of certain legal proceedings.

We are involved in various other legal proceedings incidental to the operations of our business. We believe that the outcome of all such other pending legal proceedings in the aggregate will not have a material adverse effect on our business, financial condition, liquidity or operating results.

ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2018:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
January 1, 2018 - January 31, 2018	6,653	(1)	$62.45	—	$226.9
February 1, 2018 - February 28, 2018	20,602	(1)	$55.74	—	$226.9
March 1, 2018 - March 31, 2018	25,973	(1)	$49.78	—	$226.9
Total	53,228			—

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
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

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

TEMPUR SEALY INTERNATIONAL, INC.

Date: May 9, 2018	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer