Form 10-Q
period 2018-06-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2018-08-02
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2018 was 54,439,813 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, ("this Report"), including the information incorporated by reference herein, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which includes information concerning one or more of our plans; objectives; goals; strategies; future events; future revenues or performance; the anticipated impact on our business and financial performance resulting from the termination of our relationship with Mattress Firm, Inc. ("Mattress Firm"); the impact of the macroeconomic environment in both the U.S. and internationally (including the impact of highly inflationary economies) on our business segments and expectations regarding growth of the mattress industry; uncertainties arising from global events; risks associated with our international operations; general economic, financial and industry conditions, particularly in the retail sector, as well as consumer confidence and the availability of consumer financing; price and product competition in our industry, particularly as a result of the importation of goods from outside the United States; consumer acceptance of our products; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the ability to expand brand awareness, the ability to expand distribution both through third parties and through direct sales; the ability to develop and successfully launch new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the effects of consolidation of retailers on revenues and costs; changes in demand for the Company's products by significant retailer customers; the effects of strategic investments on our operations, including our efforts to expand our global market share; changing commodity costs; changes in product and channel mix and the impact on the Company's gross margin; initiatives to improve gross margin; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; changes in tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; effects of changes in foreign exchange rates on our reported earnings; our determination to apply highly inflationary accounting to the financial statements of our Argentine subsidiary, the outcome of pending tax audits or other tax, regulatory or litigation proceedings and similar issues; the effect of future legislative or regulatory changes, including implementation of the European General Data Protection Regulation in May 2018; the outcome of regulatory and investigation proceedings, and outstanding litigation; financial flexibility; our expected sources of cash flow; changes in capital expenditures; our ability to effectively manage cash, and expectations regarding our target leverage and our share repurchase program. Many, but not all, of these statements appear, in particular, under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 2 of Part I of this Report. When used in this report, the words "assumes," "estimates," "expects," "guidance," "anticipates," "proposed," "projects," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks, uncertainties and other important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this report, including the risk factors discussed under the heading "Risk Factors" under ITEM 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 and the risks, if any, identified in ITEM 1A of Part II of this Report. In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$669.7	$659.3	$1,317.7	$1,381.4
Cost of sales	393.6	390.7	773.7	826.2
Gross profit	276.1	268.6	544.0	555.2
Selling and marketing expenses	157.4	152.3	306.3	306.0
General, administrative and other expenses	67.0	69.0	136.0	135.5
Customer termination charges, net	—	—	—	14.4
Equity income in earnings of unconsolidated affiliates	(3.8)	(4.4)	(7.7)	(7.1)
Royalty income, net of royalty expense	—	(4.9)	—	(9.7)
Operating income	55.5	56.6	109.4	116.1

Other expense, net:
Interest expense, net	24.5	22.1	47.4	44.2
Other expense (income), net	1.2	(0.3)	(0.6)	(9.5)
Total other expense, net	25.7	21.8	46.8	34.7

Income before income taxes	29.8	34.8	62.6	81.4
Income tax provision	(8.6)	(13.1)	(18.6)	(27.7)
Net income before non-controlling interests	21.2	21.7	44.0	53.7
Less: Net loss attributable to non-controlling interests	(1.6)	(2.8)	(1.9)	(4.7)
Net income attributable to Tempur Sealy International, Inc.	$22.8	$24.5	$45.9	$58.4

Earnings per common share:
Basic	$0.42	$0.45	$0.84	$1.08
Diluted	$0.42	$0.45	$0.83	$1.07

Weighted average common shares outstanding:
Basic	54.4	53.9	54.4	53.9
Diluted	54.9	54.5	55.0	54.6

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income before non-controlling interests	$21.2	$21.7	$44.0	$53.7
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(16.1)	9.3	(11.1)	18.1
Pension benefits loss, net of tax	—	—	(0.6)	—
Unrealized loss on cash flow hedging derivatives, net of tax	—	(0.1)	—	(0.6)
Other comprehensive (loss) income, net of tax	(16.1)	9.2	(11.7)	17.5
Comprehensive income	5.1	30.9	32.3	71.2
Less: Comprehensive loss attributable to non-controlling interests	(1.6)	(2.8)	(1.9)	(4.7)
Comprehensive income attributable to Tempur Sealy International, Inc.	$6.7	$33.7	$34.2	$75.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$32.6	$41.9
Accounts receivable, net	359.4	317.7
Inventories	224.4	183.0
Prepaid expenses and other current assets	69.8	64.8
Total Current Assets	686.2	607.4
Property, plant and equipment, net	433.1	435.1
Goodwill	727.1	733.1
Other intangible assets, net	659.4	667.4
Deferred income taxes	23.6	23.6
Other non-current assets	236.2	227.4
Total Assets	$2,765.6	$2,694.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$247.3	$241.2
Accrued expenses and other current liabilities	227.2	234.2
Income taxes payable	29.3	29.1
Current portion of long-term debt	77.3	72.4
Total Current Liabilities	581.1	576.9
Long-term debt, net	1,706.8	1,680.7
Deferred income taxes	110.4	114.3
Other non-current liabilities	209.0	207.4
Total Liabilities	2,607.3	2,579.3

Commitments and contingencies—see Note 9

Redeemable non-controlling interest	0.3	2.2

Total Stockholders' Equity	158.0	112.5
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,765.6	$2,694.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before non-controlling interests	$44.0	$53.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.0	39.7
Amortization of stock-based compensation	13.1	2.6
Amortization of deferred financing costs	1.2	1.1
Bad debt expense	1.8	6.0
Deferred income taxes	(2.5)	(13.4)
Dividends received from unconsolidated affiliates	3.7	3.5
Equity income in earnings of unconsolidated affiliates	(7.7)	(7.1)
Loss (gain) on sale of assets	0.2	(1.3)
Foreign currency adjustments and other	(1.9)	0.7
Changes in operating assets and liabilities	(92.3)	(10.3)
Net cash provided by operating activities	1.6	75.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(40.6)	(25.9)
Other	0.6	0.9
Net cash used in investing activities	(40.0)	(25.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	732.2	718.9
Repayments of borrowings under long-term debt obligations	(697.8)	(745.9)
Proceeds from exercise of stock options	2.6	1.9
Treasury stock repurchased	(3.0)	(44.1)
Payments of deferred financing costs	—	(0.4)
Other	(3.4)	(2.7)
Net cash provided by (used in) financing activities	30.6	(72.3)
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1.5)	(5.1)
Decrease in cash and cash equivalents	(9.3)	(27.2)
CASH AND CASH EQUIVALENTS, beginning of period	41.9	65.7
CASH AND CASH EQUIVALENTS, end of period	$32.6	$38.5

Supplemental cash flow information:
Cash paid during the period for:
Interest	$46.7	$43.0
Income taxes, net of refunds	17.9	37.1

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

The Company’s Condensed Consolidated Financial Statements include the results of Comfort Revolution, LLC ("Comfort Revolution"), a 45.0% owned joint venture. Comfort Revolution constitutes a variable interest entity for which the Company is considered to be the primary beneficiary due to the Company's disproportionate share of the economic risk associated with its equity contribution, debt financing and other factors. The operations of Comfort Revolution are not material to the Company's Condensed Consolidated Financial Statements. On July 11, 2018, the Company acquired the remaining 55% equity interest in Comfort Revolution, which will not result in a material impact to the Company's Condensed Consolidated Financial Statements.

The Company also has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's carrying value in its equity method investments of $24.3 million and $21.5 million at June 30, 2018 and December 31, 2017, respectively, is recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s equity in the net income and losses of these investments is recorded as equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

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

(b) Adoption of New Accounting Standards.

Revenue Recognition. On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective method. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying the new revenue standard as a decrease to the opening balance of retained earnings. Adoption of Topic 606 did not have a material impact on the Company's financial statements. For additional information, see Note 3, "Revenue Recognition" of the Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Pensions. In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", which is accounting guidance that changed how employers who sponsor defined benefit pension and/or postretirement benefit plans present the net periodic benefit cost in the Condensed Consolidated Statements of Income. This guidance requires employers to present the service cost component of net periodic benefit cost in the same caption within the Condensed Consolidated Statements of Income as other employee compensation costs from services rendered during the period. All other components of the net periodic benefit cost are presented separately outside of the operating income caption. The Company adopted ASU No. 2017-07 as of January 1, 2018 and applied the accounting guidance retrospectively. Adoption of this guidance resulted in a reclassification of pension and other postretirement plan non-service income and remeasurement adjustments, net, from within operating income to non-operating income. The adoption of this guidance was not material to the Condensed Consolidated Statement of Income in the current or prior year.

Accumulated Other Comprehensive Income.    In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows entities to reclassify tax effects stranded in accumulated other comprehensive loss ("AOCL") as a result of the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform Act") to retained earnings. The Company early adopted ASU No. 2018-02 on March 31, 2018. The reclassification from AOCL to retained earnings is not material to the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Income or Comprehensive Income.

(c) Inventories. Inventories are stated at the lower of cost or market, determined by the first-in, first-out method, and consist of the following:

	June 30,	December 31,
(in millions)	2018	2017
Finished goods	$149.1	$121.8
Work-in-process	10.8	11.5
Raw materials and supplies	64.5	49.7
	$224.4	$183.0

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

The Company had the following activity for sales returns from December 31, 2017 to June 30, 2018:

(in millions)
Balance as of December 31, 2017	$30.0
Reclassification and remeasurement of sales return asset under Topic 606	1.7
Balance as of January 1, 2018	31.7
Amounts accrued	46.5
Returns charged to accrual	(43.3)
Balance as of June 30, 2018	$34.9

As of June 30, 2018 and December 31, 2017, $22.4 million and $19.6 million of accrued sales returns are included as a component of accrued expenses and other current liabilities and $12.5 million and $10.4 million of accrued sales returns are included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

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

The Company had the following activity for its accrued warranty expense from December 31, 2017 to June 30, 2018:

(in millions)
Balance as of December 31, 2017	$36.7
Remeasurement of obligations under Topic 606	2.8
Balance as of January 1, 2018	39.5
Amounts accrued	19.1
Warranties charged to accrual	(21.4)
Balance as of June 30, 2018	$37.2

As of June 30, 2018 and December 31, 2017, $16.0 million and $16.7 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $21.2 million and $20.0 million of accrued warranty expense is included in other non-current liabilities in the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

(f) Allowance for Doubtful Accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $26.4 million and $27.4 million as of June 30, 2018 and December 31, 2017, respectively.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The forward exchange contract asset and liability as of June 30, 2018 and December 31, 2017 were based on Level 2 inputs and were not material in either period.

The Company is also exposed to foreign currency risk related to intercompany debt and certain intercompany accounts receivable and accounts payable. To manage the risk associated with fluctuations in foreign currencies related to these assets and liabilities, the Company enters into foreign exchange forward contracts. The Company considers these contracts to be economic hedges. Accordingly, changes in the fair value of these instruments affect earnings during the current period. These foreign exchange forward contracts protect against the reduction in value of forecasted foreign currency cash flows resulting from payments in foreign currencies.

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

(j) Highly Inflationary Economy. Effective June 30, 2018, the Company determined that the economy in Argentina is highly inflationary. As a result, the Company will apply highly inflationary accounting to the financial statements of its Argentinian subsidiary beginning July 1, 2018.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(2) Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", which requires lessees to recognize most assets and liabilities on the balance sheet for the rights and obligations created by leases and provides for expanded disclosures on key information about leasing arrangements. Topic 842 is effective for the Company on January 1, 2019. In transition, the Company is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.

The FASB recently issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements", which allows entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the consolidated financial statements. This ASU allows entities to continue to apply the legacy guidance in Topic 840, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The Company expects to elect this transition option.

The Company's operating lease portfolio primarily includes manufacturing facility, warehouse, retail store and equipment leases. Upon adoption of Topic 842, the Company expects to recognize a right of use asset and liability related to substantially all operating lease arrangements. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company expects to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company does not expect to elect the hindsight practical expedient to determine the lease term for existing leases.

The Company has conducted a risk assessment and has developed a transition plan that will enable the Company to meet the implementation requirement. The Company is in the process of determining the scope of the impact and gathering and assessing data. Additionally, the Company is evaluating its processes and internal controls to meet the accounting, reporting and disclosure requirements of Topic 842. While the Company is currently evaluating Topic 842 to determine the specific impact it will have on the Company's Condensed Consolidated Financial Statements, the adoption is expected to result in a material increase in the assets and liabilities recorded on the balance sheet.

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

The following tables summarize the impact of adopting Topic 606 on the Company’s Condensed Consolidated Financial Statements as of and for the periods ended June 30, 2018:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in millions)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Statement of Income
Net sales	$669.7	$664.2	$5.5	$1,317.7	$1,306.9	$10.8
Royalty income, net of royalty expense	—	5.5	(5.5)	—	10.8	(10.8)

	June 30, 2018
(in millions)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Prepaid expenses and other current assets	$69.8	$68.6	$1.2
Deferred income taxes	23.6	22.7	0.9
Other non-current assets	236.2	235.3	0.9

Liabilities
Accrued expenses and other current liabilities	$227.2	$224.7	$2.5
Other non-current liabilities	209.0	206.2	2.8

Stockholders' Equity
Total stockholders' equity	$158.0	$160.3	$(2.3)

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Disaggregation of Revenue
The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$494.3	$108.5	$602.8	$948.3	$242.7	$1,191.0
Direct	33.5	33.4	66.9	64.5	62.2	126.7
Net sales	$527.8	$141.9	$669.7	$1,012.8	$304.9	$1,317.7

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding products	$497.4	$112.8	$610.2	$949.7	$246.0	$1,195.7
Other products	30.4	29.1	59.5	63.1	58.9	122.0
Net sales	$527.8	$141.9	$669.7	$1,012.8	$304.9	$1,317.7

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$477.7	$—	$477.7	$917.9	$—	$917.9
Canada	50.1	—	50.1	94.9	—	94.9
International	—	141.9	141.9	—	304.9	304.9
Net sales	$527.8	$141.9	$669.7	$1,012.8	$304.9	$1,317.7

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The transaction price is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives, and correspondingly, the revenue that is recognized, varies due to sales incentives and returns the Company offers to its wholesale and retail channel customers. Specifically, the Company extends volume discounts, as well as promotional allowances, floor sample discounts, commissions paid to retail associates and slotting fees to its Wholesale channel customers and reflects these amounts as a reduction of sales at the time revenue is recognized based on historical experience. The Company allows returns following a sale, depending on the channel and promotion. The Company reduces revenue and cost of sales for its estimate of the expected returns, which is primarily based on the level of historical sales returns. The Company does not offer extended payment terms beyond one year to customers. As such, the Company does not adjust its consideration for financing arrangements.

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

(4) Goodwill
The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2017	$576.6	$156.5	$733.1
Foreign currency translation and other	(3.2)	(2.8)	(6.0)
Balance as of June 30, 2018	$573.4	$153.7	$727.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(5) Debt

Debt for the Company consists of the following:

	June 30, 2018		December 31, 2017
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2016 Credit Agreement
Term A Facility	$540.0	(1)	$555.0	(2)	April 6, 2021
Revolver	—	(1)	—	(2)	April 6, 2021
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
Securitized debt	92.4	(3)	49.0	(3)	April 12, 2019
Capital lease obligations (4)	69.2		71.8		Various
Other	41.0		36.7		Various
Total debt	1,792.6		1,762.5
Less: deferred financing costs	(8.5)		(9.4)
Total debt, net	1,784.1		1,753.1
Less: current portion	(77.3)		(72.4)
Total long-term debt, net	$1,706.8		$1,680.7

(1)	Interest at LIBOR plus applicable margin of 2.00% as of June 30, 2018
(2)	Interest at LIBOR plus applicable margin of 1.75% as of December 31, 2017.
(3)	Interest at one month LIBOR index plus 80 basis points.
(4)	Capital lease obligations are a non-cash financing activity.

2016 Credit Agreement

On April 6, 2016, the Company entered into a senior secured credit agreement ("2016 Credit Agreement") with a syndicate of banks. The 2016 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded in the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and other short-term debt. The Company is allowed to subtract from consolidated funded debt an amount equal to 100.0% of domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of June 30, 2018, domestic qualified cash was $15.3 million and foreign qualified cash was $10.4 million.

The Company is in compliance with all applicable covenants as of June 30, 2018.

Securitized Debt

On April 12, 2017, the Company and certain of its subsidiaries entered into a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (the "Accounts Receivable Securitization"). In connection with this transaction, the Company and a wholly-owned special purpose subsidiary, entered into a credit agreement that provides for revolving loans to be made from time to time in a maximum amount that varies over the course of the year based on the seasonality of the Company's accounts receivable and is subject to an overall limit of $120.0 million. The Accounts Receivable Securitization matures on April 12, 2019.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The obligations of the Company and its relevant subsidiaries under the Accounts Receivable Securitization are secured by the accounts receivable and certain related rights and the facility agreements contain customary events of default. The accounts receivable will continue to be owned by the Company and its subsidiaries and will continue to be reflected as assets on the Company’s Condensed Consolidated Balance Sheets and represent collateral up to the amount of the borrowings under this facility. Borrowings under this facility are classified as long-term debt within the Condensed Consolidated Balance Sheets, based on the Company's ability and intent to refinance on a long-term basis as of June 30, 2018.

On April 2, 2018, the Company and its subsidiaries entered into an amendment to its Accounts Receivable Securitization that modified certain covenants and calculations. This amendment was designed to create more flexibility and to increase average availability on the line, while not changing the overall limit or maturity.

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

	Fair Value
(in millions)	June 30, 2018	December 31, 2017
2023 Senior Notes	$451.1	$470.9
2026 Senior Notes	581.5	618.1

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

(b) Treasury Stock. As of June 30, 2018, the Company had approximately $226.9 million remaining under the existing share repurchase authorization for repurchases of Tempur Sealy International's common stock. The Company did not repurchase any shares during the six months ended June 30, 2018. For the six months ended June 30, 2017, the Company repurchased 0.6 million shares for approximately $40.1 million.

In addition, the Company acquired 0.1 million shares upon the vesting of certain performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during both the six months ended June 30, 2018 and 2017. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day thereafter, resulting in approximately $3.0 million and $0.3 million in treasury stock acquired during the six months ended June 30, 2018 and 2017, respectively.

(c) AOCL. AOCL consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Foreign Currency Translation
Balance at beginning of period	$(67.8)	$(111.1)	$(72.8)	$(119.9)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(16.1)	9.3	(11.1)	18.1
Balance at end of period	$(83.9)	$(101.8)	$(83.9)	$(101.8)

Pensions
Balance at beginning of period	$(3.3)	$(2.2)	$(2.7)	$(2.2)
Other comprehensive loss:
Net change from period revaluations, net of tax	—	—	—	—
Tax expense (2)	—	—	—	—
Total other comprehensive income before reclassifications, net of tax	$—	$—	$—	$—
Net amount reclassified to earnings (1)	—	—	—	—
U.S. tax reform - reclassification to retained earnings upon adoption of ASU No. 2018-02	—	—	(0.5)	—
Tax benefit (2)	—	—	(0.1)	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—	$(0.6)	$—
Total other comprehensive loss	—	—	(0.6)	—
Balance at end of period	$(3.3)	$(2.2)	$(3.3)	$(2.2)

Foreign Exchange Forward Contracts
Balance at beginning of period	$—	$0.1	$—	$0.6
Other comprehensive loss:
Net change from period revaluations	—	(0.1)	—	(0.4)
Tax benefit (2)	—	—	—	0.1
Total other comprehensive loss before reclassifications, net of tax	$—	$(0.1)	$—	$(0.3)
Net amount reclassified to earnings (3)	—	—	—	(0.4)
Tax benefit (2)	—	—	—	0.1
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—	$—	$(0.3)
Total other comprehensive loss	—	(0.1)	—	(0.6)
Balance at end of period	$—	$—	$—	$—

(1)	In 2018 and 2017, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision in the accompanying Condensed Consolidated Statements of Income.
(3)	This amount was included in cost of sales in the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(7) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
Advertising	$47.9	$44.5
Wages and benefits	43.4	57.6
Sales returns	22.4	19.6
Warranty	16.0	16.7
Rebates	7.5	11.4
Other	90.0	84.4
	$227.2	$234.2

(8) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 included PRSUs, non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense (benefit) is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
PRSU expense (benefit)	$0.7	$1.2	$1.5	$(8.1)
Option expense	1.9	1.8	3.8	3.8
RSU/DSU expense	4.2	3.0	7.8	6.9
Total stock-based compensation expense	$6.8	$6.0	$13.1	$2.6

During the six months ended June 30, 2017, the Company recorded a $9.3 million benefit in the Condensed Consolidated Statements of Income related to a change in estimate associated with performance-based stock compensation that was no longer probable of payout as a result of the termination of the Mattress Firm relationship.

In March 2018, the Compensation Committee of the Board of Directors formally determined that the Company did not have more than $650.0 million of adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") for 2017 (the "2017 Aspirational Plan PRSUs"). As a result, approximately two-thirds of the PRSUs previously granted with a performance period for 2017 ("2017 Aspirational PRSUs") were forfeited as of this date. At June 30, 2018, the Company has 0.3 million of these 2017 Aspirational PRSUs still outstanding that will vest if the Company achieves more than $650.0 million of Adjusted EBITDA for 2018. If the Company does not achieve more than $650.0 million of Adjusted EBITDA in 2018, then all remaining 2017 Aspirational Plan PRSUs will be forfeited. Adjusted EBITDA is defined as the Company’s "Consolidated EBITDA" as such term is defined in the Company’s 2012 Credit Agreement.

The Company did not record any stock-based compensation expense related to the 2017 Aspirational Plan PRSUs during the three and six months ended June 30, 2018 and 2017, as it is not considered probable that the Company will achieve the specified performance target as of December 31, 2018. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for 2018 is $24.8 million, which would be expensed over the remaining service period if achievement of the performance condition becomes probable.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company has 1.6 million PRSUs outstanding that will vest if the Company achieves a certain level of Adjusted EBITDA during four consecutive fiscal quarters as described below (the "2019 Aspirational Plan PRSUs"). The 2019 Aspirational Plan PRSUs will vest based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2018 and December 31, 2019 (the “First Designated Period”). If the highest Adjusted EBITDA in the First Designated Period is $600.0 million, 66% will vest; if the highest Adjusted EBITDA equals or exceeds $650.0 million, then 100% will vest; if the highest Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if the highest Adjusted EBITDA is less than $600.0 million then one-half of the 2019 Aspirational Plan PRSUs will no longer be available for vesting based on performance and the remaining one-half will remain available for vesting based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2020 and December 31, 2020 (the “Second Designated Period”). If the highest Adjusted EBITDA in the Second Designated Period is $600.0 million then 66% of the remaining 2019 Aspirational Plan PRSUs will vest; if the Adjusted EBITDA is $650.0 million or more 100% will vest; if Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if Adjusted EBITDA is below $600.0 million then all of the remaining 2019 Aspirational Plan PRSUs will be forfeited. Adjusted EBITDA is defined for purposes of the 2019 Aspirational PRSUs as the Company’s "Consolidated EBITDA" as such term is defined in the Company’s 2016 Credit Agreement.
The Company did not record any stock-based compensation expense related to the 2019 Aspirational Plan PRSUs during the three and six months ended June 30, 2018, as it is not considered probable that the Company will achieve the specified performance target for either the First Designated Period or Second Designated Period. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for the First Designated Period is $93.9 million, which would be expensed over the remaining service period if achievement of the performance condition becomes probable.
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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) Mattress Firm, Inc. v. Tempur-Pedic North America, LLC and Sealy Mattress Company, filed March 30, 2017.

On March 30, 2017, a suit was filed against Tempur-Pedic and Sealy Mattress (two wholly-owned subsidiaries of the Company) in the District Court of Harris County, Texas by Mattress Firm. The complaint alleges breach of contract and tortious interference and seeks a declaratory judgment with respect to the interpretation of its agreements with the Company. On April 7, 2017, the Company's subsidiaries named above filed suit against Mattress Firm in the U.S. District Court for the Southern District of Texas, Houston Division seeking injunctive relief and damages for trademark infringement, unfair competition and trademark dilution in violation of the Lanham Act, and breach of contract and other state law violations. The complaint alleges that Mattress Firm violated the parties' transition agreements dated January 30, 2017, and consequently, federal and state law, by its use of the Company’s trademarks after April 3, 2017. On April 28, 2017, the complaint was amended to add a claim by Sealy Mattress for nonpayment by Mattress Firm for products sold and delivered. On May 23, 2017, the complaint was further amended to add allegations that Mattress Firm continued to use the Company’s trade names and trademarks on its website and in advertising in an inappropriate manner. On July 11, 2017, the Court issued a preliminary injunction prohibiting Mattress Firm from using the Company’s names and marks in such manner.

Discovery is complete in the federal court case, and Motions for Summary Judgment on certain claims were filed by both parties in early 2018. The Court issued orders resolving all issues contained in those Motions for Summary Judgment during June and July 2018. The Company anticipates that a trial date will be set in the near future. The discovery period in the state court case has been extended into September 2018, and the trial date initially set for September is expected to be reset for a later date. Discovery is proceeding in the state court case.

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
(10) Income Taxes

On December 22, 2017, President Trump signed into law the U.S. Tax Reform Act. The provisions of the U.S. Tax Reform Act are effective for the Company’s year beginning January 1, 2018. As such, the income tax rate for the three and six months ended June 30, 2018 reflects the impact of the provisions of the U.S. Tax Reform Act.

The Company’s effective tax rate for the three months ended June 30, 2018 and 2017 was 28.9% and 37.6%, respectively. The Company's effective tax rate for the six months ended June 30, 2018 and 2017 was 29.7% and 34.0% respectively. The Company’s income tax rate for the three and six months ended June 30, 2018 and 2017 differed from the U.S. federal statutory rates of 21.0% and 35.0%, respectively, principally due to subpart F income (for the six months ended June 30, 2018 subpart F income is primarily due to global intangible low-taxed income (“GILTI”) earned by the Company’s foreign subsidiaries), certain foreign income tax rate differentials, state and local income taxes, certain other permanent differences, changes in the Company’s uncertain tax positions, and the excess tax deficiency (or benefit) related to stock-based compensation. The Company accounts for the GILTI tax in the period in which such tax arises.

The estimated impacts of the U.S. Tax Reform Act recorded during 2017 and the three and six months ended June 30, 2018, are provisional in nature. The Company will continue to assess the impact of the U.S. Tax Reform Act and will record adjustments through the income tax provision in the relevant period as authoritative guidance is made available to the public. Accordingly, the impact of the U.S. Tax Reform Act may differ from the Company's provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions the Company has currently made, including actions the Company may take in future periods as a result of the U.S. Tax Reform Act.

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

The cumulative total tax assessment at June 30, 2018 for all years for which an assessment has been received (2001 - 2008) is approximately Danish Krone ("DKK") 1,683.9 million, including interest and penalties ($263.7 million, based on the DKK to USD exchange rate on June 30, 2018). The cumulative total tax assessment at December 31, 2017 for all years for which an assessment had been received up through that date (2001 - 2008) including interest and penalties was approximately DKK 1,638.4 million ($264.3 million, based on the DKK to USD exchange rate on December 31, 2017). If SKAT continues to issue assessments for each year not currently assessed, the Company expects the aggregate assessments for such years (2009 - 2017) to be in excess of the amounts described above as assessed for the years 2001 - 2008 (collectively the years 2001 through 2017 are referred to as the "Danish Tax Matter").

At June 30, 2018 and December 31, 2017, the Company had accrued Danish tax and interest for the Danish Tax Matter of approximately DKK 860.5 million and DKK 854.7 million (approximately $134.8 million and $137.9 million using the June 30, 2018 and December 31, 2017 exchange rates, as applicable), respectively, as an uncertain income tax liability. On both June 30, 2018 and December 31, 2017 approximately DKK 836.3 million (approximately $131.0 million and $134.9 million using the June 30, 2018 and December 31, 2017 exchange rates, as applicable) represents the amount that the Company and SKAT preliminarily agreed to in a non-binding proposed resolution for the years 2001 through 2011. The remaining balance of the amount accrued for the Danish Tax Matter at June 30, 2018 and December 31, 2017, respectively, of approximately DKK 24.2 million and DKK 18.4 million (approximately $3.8 million and $3.0 million using the June 30, 2018 and December 31, 2017 exchange rates, as applicable) may be subject to further negotiation in the future as part of an Advanced Pricing Agreement the Company may choose to pursue for years after 2011. The uncertain income tax liability accrued is included in other non-current liabilities in the Company's Condensed Consolidated Balance Sheets. In addition, at both June 30, 2018 and December 31, 2017 the Company had recorded a deferred tax asset of approximately $49.0 million and $48.3 million, respectively, for the U.S. correlative benefit related to the Danish Tax Matter. The Company has recorded a valuation allowance with respect to this benefit of approximately $19.3 million for both periods related to years for which relief may not be realized.

The Company’s uncertain tax liability associated with the Danish Tax Matter is derived using the cumulative probability analysis with possible outcomes based on the Company's updated evaluation of the facts and circumstances regarding this matter and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards as required by GAAP, taking into account both the U.S. and Danish income tax implications of such outcomes. Both the uncertain tax liability and the deferred tax asset discussed herein reflects the Company’s best judgment of the facts, circumstances and information available through June 30, 2018.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

From June 2012 through June 30, 2018, SKAT withheld Value Added Tax refunds otherwise owed to the Company, pending resolution of the Danish Tax Matter. Total withheld refunds at June 30, 2018 and December 31, 2017 are approximately DKK 375.6 million and DKK 336.5 million (approximately $58.8 million and $54.2 million using the June 30, 2018 and December 31, 2017 exchange rates, as applicable), respectively. In July 2016, the Company paid a deposit to SKAT in the amount of approximately DKK 615.2 (approximately $96.3 million using the exchange rate at June 30, 2018) (the “Tax Deposit”) and applied approximately DKK 224.6 million (approximately $35.2 million using the exchange rate at June 30, 2018) of its Value Added Tax refund (the “VAT Refund Applied”) to the aforementioned potential Danish income tax liability, consistent with the Company’s reserve position for the Danish Tax Matter. The deposit was made to mitigate additional interest and foreign exchange exposure. The Tax Deposit and the VAT Refund Applied are included within other non-current assets on the Condensed Consolidated Balance Sheets.

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at June 30, 2018 and December 31, 2017 would be $29.2 million and $31.7 million (exclusive of interest and penalties and translated at the applicable exchange rates on June 30, 2018 and December 31, 2017, as applicable), respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax provision. It is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, including the Danish Tax Matter, or the expiration of applicable statute of limitations; however, the Company is not able to estimate the impact of these items at this time. There were no significant changes to the liability for unrecognized tax benefits during the three months ended June 30, 2018.

(11) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per common share amounts)	2018	2017	2018	2017
Numerator:
Net income attributable to Tempur Sealy International, Inc.	$22.8	$24.5	$45.9	$58.4

Denominator:
Denominator for basic earnings per common share-weighted average shares	54.4	53.9	54.4	53.9
Effect of dilutive securities:
Employee stock-based compensation	0.5	0.6	0.6	0.7
Denominator for diluted earnings per common share-adjusted weighted average shares	54.9	54.5	55.0	54.6

Basic earnings per common share	$0.42	$0.45	$0.84	$1.08

Diluted earnings per common share	$0.42	$0.45	$0.83	$1.07

The Company excluded 1.6 million and 1.5 million shares issuable upon exercise of outstanding stock options for the three months ended June 30, 2018 and 2017, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. The Company excluded 1.6 million and 1.5 million shares issuable upon exercise of outstanding stock options for the six months ended June 30, 2018 and 2017, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.

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

The following table summarizes total assets by segment:

(in millions)	June 30, 2018	December 31, 2017
North America	$2,852.7	$2,759.8
International	601.6	609.4
Corporate	603.3	614.9
Inter-segment eliminations	(1,292.0)	(1,290.1)
Total assets	$2,765.6	$2,694.0

     The following table summarizes property, plant and equipment, net by segment:

(in millions)	June 30, 2018	December 31, 2017
North America	$326.1	$320.0
International	51.8	54.7
Corporate	55.2	60.4
Total property, plant and equipment, net	$433.1	$435.1

The following table summarizes segment information for the three months ended June 30, 2018:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$527.8	$141.9	$—	$—	$669.7

Inter-segment sales	$0.6	$—	$—	$(0.6)	$—
Inter-segment royalty expense (income)	0.8	(0.8)	—	—	—
Gross profit	203.4	72.7	—	—	276.1
Operating income (loss)	64.2	18.4	(27.1)	—	55.5
Income (loss) before income taxes	63.4	12.7	(46.3)	—	29.8

Depreciation and amortization (1)	$13.8	$3.4	$10.7	$—	$27.9
Capital expenditures	14.1	3.2	1.5	—	18.8

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information for the three months ended June 30, 2017:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$525.4	$133.9	$—	$—	$659.3

Inter-segment sales	$1.3	$0.2	$—	$(1.5)	$—
Inter-segment royalty expense (income)	1.2	(1.2)	—	—	—
Gross profit	198.9	69.7	—	—	268.6
Operating income (loss)	55.8	26.3	(25.5)	—	56.6
Income (loss) before income taxes	54.3	24.9	(44.4)	—	34.8

Depreciation and amortization (1)	$12.9	$3.6	$9.6	$—	$26.1
Capital expenditures	5.1	2.1	5.8	—	13.0

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the six months ended June 30, 2018:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,012.8	$304.9	$—	$—	$1,317.7

Inter-segment sales	$1.2	$0.2	$—	$(1.4)	$—
Inter-segment royalty expense (income)	1.3	(1.3)	—	—	—
Gross profit	387.4	156.6	—	—	544.0
Operating income (loss)	118.1	45.4	(54.1)	—	109.4
Income (loss) before income taxes	115.2	39.2	(91.8)	—	62.6

Depreciation and amortization (1)	$27.2	$7.1	$20.8	$—	$55.1
Capital expenditures	30.9	6.1	3.6	—	40.6

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the six months ended June 30, 2017:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,107.7	$273.7	$—	$—	$1,381.4

Inter-segment sales	$2.2	$0.3	$—	$(2.5)	$—
Inter-segment royalty expense (income)	2.9	(2.9)	—	—	—
Gross profit	413.4	141.8	—	—	555.2
Operating income (loss)	107.1	52.2	(43.2)	—	116.1
Income (loss) before income taxes	113.7	48.6	(80.9)	—	81.4

Depreciation and amortization (1)	$25.2	$7.3	$9.8	$—	$42.3
Capital expenditures	13.7	3.6	8.6	—	25.9

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	June 30, 2018	December 31, 2017
United States	$360.7	$373.2
Canada	20.6	7.2
Other International	51.8	54.7
Total property, plant and equipment, net	$433.1	$435.1
Total International	$72.4	$61.9

The following table summarizes net sales by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
United States	$477.7	$471.2	$917.9	$1,004.7
Canada	50.1	54.2	94.9	103.0
Other International	141.9	133.9	304.9	273.7
Total net sales	$669.7	$659.3	$1,317.7	$1,381.4
Total International	$192.0	$188.1	$399.8	$376.7

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

The following supplemental financial information presents the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2018 and 2017, the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended June 30, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$482.7	$202.9	$(15.9)	$669.7
Cost of sales	—	289.4	120.1	(15.9)	393.6
Gross profit	—	193.3	82.8	—	276.1
Selling and marketing expenses	2.1	103.5	51.8	—	157.4
General, administrative and other expenses	5.0	45.6	16.4	—	67.0
Equity income in earnings of unconsolidated affiliates	—	—	(3.8)	—	(3.8)
Operating (loss) income	(7.1)	44.2	18.4	—	55.5

Other expense, net:
Third party interest expense, net	14.9	7.5	2.1	—	24.5
Intercompany interest (income) expense, net	(1.7)	2.1	(0.4)	—	—
Interest expense, net	13.2	9.6	1.7	—	24.5
Other (income) expense, net	—	(3.5)	4.7	—	1.2
Total other expense, net	13.2	6.1	6.4	—	25.7

Income from equity investees	37.2	7.8	—	(45.0)	—

Income before income taxes	16.9	45.9	12.0	(45.0)	29.8
Income tax benefit (provision)	4.3	(8.7)	(4.2)	—	(8.6)
Net income before non-controlling interests	21.2	37.2	7.8	(45.0)	21.2
Less: Net loss attributable to non-controlling interests	(1.6)	—	(1.6)	1.6	(1.6)
Net income attributable to Tempur Sealy International, Inc.	$22.8	$37.2	$9.4	$(46.6)	$22.8

Comprehensive income (loss) attributable to Tempur Sealy International, Inc.	$6.7	$36.9	$(6.7)	$(30.2)	$6.7

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

Other expense (income), net:
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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$923.3	$427.7	$(33.3)		$1,317.7
Cost of sales	—	555.8	251.2	(33.3)		773.7
Gross profit	—	367.5	176.5	—		544.0
Selling and marketing expenses	4.0	196.6	105.7	—		306.3
General, administrative and other expenses	9.7	93.0	33.3	—		136.0
Equity income in earnings of unconsolidated affiliates	—	—	(7.7)	—		(7.7)
Operating (loss) income	(13.7)	77.9	45.2	—		109.4
						—
Other expense, net:
Third party interest expense, net	29.9	14.5	3.0	—		47.4
Intercompany interest (income) expense, net	(3.6)	3.9	(0.3)	—		—
Interest expense, net	26.3	18.4	2.7	—		47.4
Other (income) expense, net	—	(5.8)	5.2	—	—	(0.6)
Total other expense, net	26.3	12.6	7.9	—		46.8

Income from equity investees	76.3	26.8	—	(103.1)		—

Income before income taxes	36.3	92.1	37.3	(103.1)		62.6
Income tax benefit (provision)	7.7	(15.8)	(10.5)	—		(18.6)
Net income before non-controlling interests	44.0	76.3	26.8	(103.1)		44.0
Less: Net loss attributable to non-controlling interests	$(1.9)	$—	$(1.9)	$1.9		$(1.9)
Net income attributable to Tempur Sealy International, Inc.	45.9	76.3	28.7	(105.0)		45.9

Comprehensive income attributable to Tempur Sealy International, Inc.	$34.2	$75.4	$17.6	$(93.0)		$34.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,002.2	$418.4	$(39.2)	$1,381.4
Cost of sales	—	620.5	244.9	(39.2)	826.2
Gross profit	—	381.7	173.5	—	555.2
Selling and marketing expenses	2.8	207.2	96.0	—	306.0
General, administrative and other expenses	8.9	89.8	36.8	—	135.5
Customer termination charges, net	(8.4)	21.8	1.0	—	14.4
Equity income in earnings of unconsolidated affiliates	—	—	(7.1)	—	(7.1)
Royalty income, net of royalty expense	—	(9.7)	—	—	(9.7)
Operating (loss) income	(3.3)	72.6	46.8	—	116.1

Other expense, net:
Third party interest expense, net	29.7	12.9	1.6	—	44.2
Intercompany interest (income) expense, net	(2.4)	2.8	(0.4)	—	—
Interest expense, net	27.3	15.7	1.2	—	44.2
Other income, net	—	(9.2)	(0.3)	—	(9.5)
Total other expense, net	27.3	6.5	0.9	—	34.7

Income from equity investees	75.3	31.9	—	(107.2)	—

Income before income taxes	44.7	98.0	45.9	(107.2)	81.4
Income tax benefit (provision)	9.0	(22.7)	(14.0)	—	(27.7)
Net income before non-controlling interests	53.7	75.3	31.9	(107.2)	53.7
Less: Net loss attributable to non-controlling interests	(4.7)	—	(4.7)	4.7	(4.7)
Net income attributable to Tempur Sealy International, Inc.	$58.4	$75.3	$36.6	$(111.9)	$58.4

Comprehensive income attributable to Tempur Sealy International, Inc.	$75.9	$70.6	$58.8	$(129.4)	$75.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
June 30, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$11.3	$21.3	$—	$32.6
Accounts receivable, net	—	5.4	294.9	59.1	359.4
Inventories	—	140.8	83.6	—	224.4
Income taxes receivable	270.9	—	—	(270.9)	—
Prepaid expenses and other current assets	0.4	49.8	19.6	—	69.8
Total Current Assets	271.3	207.3	419.4	(211.8)	686.2
Property, plant and equipment, net	—	348.5	84.6	—	433.1
Goodwill	—	507.6	219.5	—	727.1
Other intangible assets, net	—	571.9	87.5	—	659.4
Deferred income taxes	12.2	—	23.6	(12.2)	23.6
Other non-current assets	—	51.4	184.8	—	236.2
Net investment in subsidiaries	574.0	94.0	—	(668.0)	—
Due from affiliates	416.9	153.5	17.7	(588.1)	—
Total Assets	$1,274.4	$1,934.2	$1,037.1	$(1,480.1)	$2,765.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$125.2	$63.0	$59.1	$247.3
Accrued expenses and other current liabilities	6.8	140.4	80.0	—	227.2
Income taxes payable	—	292.4	7.8	(270.9)	29.3
Current portion of long-term debt	—	36.2	41.1	—	77.3
Total Current Liabilities	6.8	594.2	191.9	(211.8)	581.1
Long-term debt, net	1,042.4	571.4	93.0	—	1,706.8
Deferred income taxes	—	105.7	16.9	(12.2)	110.4
Other non-current liabilities	—	58.9	150.1	—	209.0
Due to affiliates	66.9	30.0	491.2	(588.1)	—
Total Liabilities	1,116.1	1,360.2	943.1	(812.1)	2,607.3

Redeemable non-controlling interest	0.3	—	0.3	(0.3)	0.3

Total Stockholders' Equity	158.0	574.0	93.7	(667.7)	158.0
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$1,274.4	$1,934.2	$1,037.1	$(1,480.1)	$2,765.6

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(30.0)	$4.1	$27.5	$—	$1.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(34.1)	(6.5)	—	(40.6)
Contributions received from (paid to) subsidiaries and affiliates	—	50.9	(50.9)	—	—
Other	—	0.1	0.5	—	0.6
Net cash provided by (used in) by investing activities	—	16.9	(56.9)	—	(40.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	335.6	396.6	—	732.2
Repayments of borrowings under long-term debt obligations	—	(350.6)	(347.2)	—	(697.8)
Net activity in investment in and advances from (to) subsidiaries and affiliates	30.3	(4.3)	(26.0)	—	—
Proceeds from exercise of stock options	2.6	—	—	—	2.6
Treasury stock repurchased	(3.0)	—	—	—	(3.0)
Other	—	(2.7)	(0.7)	—	(3.4)
Net cash provided by (used in) financing activities	29.9	(22.0)	22.7	—	30.6

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1.5)	—	(1.5)
Decrease in cash and cash equivalents	(0.1)	(1.0)	(8.2)	—	(9.3)
CASH AND CASH EQUIVALENTS, beginning of period	0.1	12.3	29.5	—	41.9
CASH AND CASH EQUIVALENTS, end of period	$—	$11.3	$21.3	$—	$32.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(27.9)	$226.9	$(123.8)	$—	$75.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(20.8)	(5.1)	—	(25.9)
Contributions (paid to) received from subsidiaries and affiliates	—	(107.0)	107.0		—
Other	—	0.8	0.1	—	0.9
Net cash (used in) provided by investing activities	—	(127.0)	102.0	—	(25.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	453.7	265.2	—	718.9
Repayments of borrowings under long-term debt obligations	—	(538.6)	(207.3)	—	(745.9)
Net activity in investment in and advances from (to) subsidiaries and affiliates	70.3	(16.6)	(53.7)	—	—
Proceeds from exercise of stock options	1.9	—	—	—	1.9
Treasury stock repurchased	(44.1)	—	—	—	(44.1)
Payments of deferred financing costs	—	—	(0.4)	—	(0.4)
Other	—	0.2	(2.9)	—	(2.7)
Net cash provided by (used in) financing activities	28.1	(101.3)	0.9	—	(72.3)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(5.1)	—	(5.1)
Increase (decrease) in cash and cash equivalents	0.2	(1.4)	(26.0)	—	(27.2)
CASH AND CASH EQUIVALENTS, beginning of period	—	7.9	57.8	—	65.7
CASH AND CASH EQUIVALENTS, end of period	$0.2	$6.5	$31.8	$—	$38.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the Annual Report, and accompanying Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our strategy, our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 and "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and six months ended June 30, 2018, including the following topics:

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

We sell our products through two distribution channels in each operating segment: Wholesale and Direct. Our Wholesale channel consists of third party retailers, including third party distribution, hospitality and healthcare. Effective January 1, 2018, we adopted the new revenue recognition accounting standard and included royalty income in our Wholesale channel. Our Direct channel includes company-owned stores, e-commerce and call centers.

Business Segments

We operate in two segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, a joint venture and licensees located in the U.S. and Canada. Our International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America. We evaluate segment performance based on net sales, gross profit and operating income.

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

General Business and Economic Conditions

Our business is affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to continue. Low end bedding imports from China have significantly increased in the first half of 2018 and are competing against our value priced Sealy products in the U.S. market. These imports may be sold below cost, which is likely not sustainable. Bedding sales have also increased significantly online, as a growing segment of consumers prefer to purchase bedding products through this channel. These factors have placed significant pressure on traditional bedding retailers, who are experiencing lower consumer traffic. Additionally, we have experienced a decline in certain North America department store accounts.

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

In the first half of 2017, our sales to Mattress Firm were $95.7 million, representing 6.9% of our sales for the period, and we received $9.3 million of one-time payments pursuant to the transition agreements with Mattress Firm. Since we have no sales to Mattress Firm in the first half of 2018, our year-over-year comparison is negatively impacted. Additionally, North America sales trends were unfavorably impacted in the first half of 2018 due to Mattress Firm's discounting practices, primarily impacting sales of our value priced Sealy products.

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

For further discussion of the risks associated with large customers, refer to "Risk Factors," under ITEM 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Results of Operations" included in ITEM 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

New Product Development and Introduction

Each year we invest significant time and resources in research and development to improve our product offerings. There are a number of risks inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, product introduction costs, the speed and order of the product rollout and manufacturing inefficiencies may unfavorably impact our profitability.

In the first half of 2018, we began launching significant new products in our North America segment. We launched entry-level Tempur mattresses, Tempur pillows, Sealy Hybrid mattresses and adjustable bases. We expect to introduce our higher-end Tempur mattresses in the second half of 2018 and first quarter of 2019. In the second quarter of 2018, our profitability in North America was unfavorably impacted by the order of our Tempur mattress rollout, as some consumers purchased our new mattresses instead of our existing higher-end mattresses. We expect this trend to continue until we complete the introduction of our higher-end Tempur mattresses. During the second quarter of 2018, we also delayed the launch of our Tempur products to meet our high quality standards, which unfavorably impacted both our Wholesale and Direct channel sales. Sales in both of our channels will also be unfavorably impacted as retailers discount and sell through their existing inventory of our products in anticipation of our new products.

In 2018, we expect to incur incremental product launch costs of $12.0 million as compared to 2017 due to the significant launch of our premium Tempur products in the North America segment. In 2017, we launched our value priced Sealy products under a unified masterbrand. In our International segment, we expect lower product launch costs in 2018 as compared to 2017 when we relaunched our flagship line of Tempur mattresses.

Financial Leverage

As of June 30, 2018, we had $1,792.6 million of total debt outstanding, and our adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA"), which is not accepted under U.S. generally accepted accounting principles ("GAAP") as a financial measure, was $415.5 million for the trailing twelve months ended June 30, 2018. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowing will be available. As of June 30, 2018, our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA calculated in accordance with our 2016 Credit Agreement was 4.31 times, within the covenant in our debt agreements which limits this ratio to 5.00 times for the trailing twelve months ended June 30, 2018. For more information on this non-GAAP financial measure and compliance with our 2016 Credit Agreement, please refer to “Non-GAAP Financial Information” below.

Commodities

In the first half of 2018, commodity cost inflation unfavorably impacted our gross margin by approximately $27.0 million. Future changes in raw material prices could have an additional unfavorable impact on our gross margin. We currently expect commodity cost inflation of approximately $50.0 million in 2018. As a result of this significant commodity cost pressure, we increased prices in the first quarter of 2018 and will be increasing prices in the fourth quarter of 2018.

Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform Act")

The estimated impacts of the U.S. Tax Reform Act recorded during 2017 and the three and six months ended June 30, 2018, are provisional in nature. We will continue to assess the impact of the U.S. Tax Reform Act and will record adjustments through the income tax provision in the relevant period as authoritative guidance is made available to the public. Accordingly, the impact of the U.S. Tax Reform Act may differ from our provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions we have currently made, including actions we may take in future periods as a result of the U.S. Tax Reform Act.

Restructuring Costs

We recently completed an evaluation of our International segment operations to determine the proper allocation of our resources in markets where the risk and return are reasonable. We identified certain subsidiaries with low profitability, difficult operating environments and higher operational risk. As a result, we are converting these subsidiaries to licensee and third-party distribution arrangements. During the second quarter of 2018, we incurred $6.9 million of restructuring costs associated with these International segment simplification efforts, including headcount reduction, professional fees and store closure costs. We expect to incur additional restructuring costs in the second half of 2018 as we complete additional conversions. These conversions will reduce our foreign exchange risk.

Recent Changes to Revenue Recognition Accounting Standards

On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." As a result of adopting Topic 606, we changed the classification of royalty income from a component of operating income to revenue. In the three and six months ended June 30, 2018, this accounting standard adoption increased North America wholesale net sales by $2.1 million and $4.0 million, respectively, and increased International wholesale net sales by $3.4 million and $6.8 million, respectively, as compared to the same period in the prior year. There is no impact to reported operating income, net income, or EBITDA arising from this change in classification. Although these earnings measures did not change, net sales and gross margin increased compared to the same period in the prior year and operating margin was negatively impacted by this change in accounting standard. This will continue to impact our results and their comparability to the prior year period, in each quarter of 2018.

Results of Operations

A summary of our results for the three months ended June 30, 2018 include:

•
Total net sales increased 1.6% to $669.7 million from $659.3 million in the second quarter of 2017. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 1.2%, with an increase of 0.1% in the North America business segment and an increase of 5.4% in the International business segment.

•	Gross margin was 41.2% as compared to 40.7% in the second quarter of 2017.

•
Operating income decreased 1.9% to $55.5 million as compared to $56.6 million in the second quarter of 2017. Operating income in the second quarter of 2018 included $6.9 million of restructuring charges. Adjusted operating income, which is a non-GAAP financial measure, increased 10.2% to $62.4 million as compared to operating income of $56.6 million in the second quarter of 2017. The Company had no adjustments to operating income in the second quarter of 2017.

•
Net income decreased 6.9% to $22.8 million as compared to $24.5 million in the second quarter of 2017. Adjusted net income, which is a non-GAAP financial measure, increased 16.3% to $28.5 million as compared to net income of $24.5 million in the second quarter of 2017. The Company had no adjustments to net income in the second quarter of 2017.

•
Earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, decreased 2.3% to $83.8 million as compared to $85.8 million for the second quarter of 2017. Adjusted EBITDA, which is a non-GAAP financial measure, increased 5.7% to $90.7 million as compared to EBITDA of $85.8 million in the second quarter of 2017. The Company had no adjustments to EBITDA in the second quarter of 2017.

•
Earnings per diluted share ("EPS") decreased 6.7% to $0.42 as compared to $0.45 in the second quarter of 2017. Adjusted EPS, which is a non-GAAP financial measure, increased 15.6% to $0.52 as compared to EPS of $0.45 in the second quarter of 2017. The Company no adjustments to EPS in the second quarter of 2017.

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

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 2017

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended June 30,
(in millions, except percentages and per share amounts)	2018		2017
Net sales	$669.7	100.0%	$659.3	100.0%
Cost of sales	393.6	58.8	390.7	59.3
Gross profit	276.1	41.2	268.6	40.7
Selling and marketing expenses	157.4	23.5	152.3	23.1
General, administrative and other expenses	67.0	10.0	69.0	10.5
Equity income in earnings of unconsolidated affiliates	(3.8)	(0.6)	(4.4)	(0.7)
Royalty income, net of royalty expense	—	—	(4.9)	(0.8)
Operating income	55.5	8.3	56.6	8.6

Other expense, net:
Interest expense, net	24.5	3.7	22.1	3.3
Other expense (income), net	1.2	0.2	(0.3)	—
Total other expense, net	25.7	3.8	21.8	3.3

Income before income taxes	29.8	4.4	34.8	5.3
Income tax provision	(8.6)	(1.3)	(13.1)	(2.0)
Net income before non-controlling interests	21.2	3.2	21.7	3.3
Less: Net loss attributable to non-controlling interests	(1.6)	(0.2)	(2.8)	(0.4)
Net income attributable to Tempur Sealy International, Inc.	$22.8	3.4%	$24.5	3.7%

Earnings per common share:
Basic	$0.42		$0.45
Diluted	$0.42		$0.45

Weighted average common shares outstanding:
Basic	54.4		53.9
Diluted	54.9		54.5

NET SALES

	Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale channel	$602.8	$604.4	$494.3	$496.0	$108.5	$108.4
Direct channel	66.9	54.9	33.5	29.4	33.4	25.5
Total net sales	$669.7	$659.3	$527.8	$525.4	$141.9	$133.9

Net sales increased 1.6%, and on a constant currency basis increased 1.2%. The increase in net sales was driven by:

•
North America net sales increased $2.4 million, or 0.5%. Net sales in the Wholesale channel decreased $1.7 million, or 0.3%. Net sales in our Direct channel increased $4.1 million, or 13.9%, driven by growth from expanded retail stores, offset by a decline in web and call center sales. Canada net sales decreased 11.1% on a constant currency basis, which is primarily due to the bankruptcy of a major customer.

•
International net sales increased $8.0 million, or 6.0%. On a constant currency basis, International net sales increased 5.4%, driven primarily by Direct channel growth. Net sales in the Wholesale channel decreased 2.9% on a constant currency basis. Net sales in the Direct channel increased 40.4% on a constant currency basis across several regions.

GROSS PROFIT

	Three Months Ended June 30,
	2018		2017
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$203.4	38.5%	$198.9	37.9%	0.6%
International	72.7	51.2%	69.7	52.1%	(0.9)%
Consolidated gross margin	$276.1	41.2%	$268.6	40.7%	0.5%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Gross margin improved 50 basis points. The principal factors impacting gross margin for each segment are discussed below:

•
North America gross margin improved 60 basis points. The improvement in gross margin was primarily driven by operational improvements of 150 basis points, increased pricing of 80 basis points and favorable brand mix of 70 basis points. These were partially offset by commodity cost inflation of 240 basis points and incremental costs from our product launches.

•
International gross margin declined 90 basis points. The decline in gross margin was driven primarily by commodity cost inflation of 80 basis points, unfavorable foreign exchange of 80 basis points and unfavorable mix. These were partially offset by the change in classification of royalty income due to the adoption of the new revenue recognition accounting standard of 120 basis points.

OPERATING EXPENSES

	Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$66.9	$70.8	$58.4	$62.2	$8.5	$8.6	$—	$—
Other selling and marketing expenses	90.5	81.5	51.5	50.3	36.8	29.8	2.2	1.4
General, administrative and other expenses	67.0	69.0	29.3	32.7	12.8	12.2	24.9	24.1
Total operating expenses	$224.4	$221.3	$139.2	$145.2	$58.1	$50.6	$27.1	$25.5

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

Operating expenses increased $3.1 million, or 1.4%, and decreased 10 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses decreased $6.0 million, or 4.1%, and decreased 120 basis points as a percentage of net sales. The decrease in operating expenses was driven by improved operating expense leverage, primarily a result of decreased investments in our advertising programs.

•
International operating expenses increased $7.5 million, or 14.8%, and increased 310 basis points as a percentage of net sales. In the second quarter of 2018, we recorded $4.9 million of costs associated with International simplification efforts, including headcount reduction, professional fees and store closures. Additionally, the increase in operating expenses is driven by other selling and marketing expense, primarily driven by unfavorable foreign exchange.

•
Corporate operating expenses increased $1.6 million, or 6.3%. In the second quarter of 2018, we recorded $2.0 million of professional fees costs associated with our International simplification efforts.

OPERATING INCOME

	Three Months Ended June 30,
	2018		2017
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$64.2	12.2%	$55.8	10.6%	1.6%
International	18.4	13.0%	26.3	19.6%	(6.6)%
	82.6		82.1
Corporate expenses	(27.1)		(25.5)
Total operating income	$55.5	8.3%	$56.6	8.6%	(0.3)%

Operating income decreased $1.1 million and operating margin declined 30 basis points. The decreases in operating income and operating margin by segment are discussed below.

•
North America operating income increased $8.4 million and operating margin improved 160 basis points. The improvement in operating margin was primarily driven by favorable operating expense leverage of 160 basis points and the improvement in gross margin.

•
International operating income decreased $7.9 million and operating margin declined 660 basis points. In the second quarter of 2018, we recognized $4.9 million of costs associated with our International simplification efforts, including headcount reduction, professional fees and store closures. Additionally, the decline in operating margin was driven by the change in classification of royalty income due to the adoption of the new revenue recognition accounting standard and the decline in gross margin.

•
Corporate operating expenses increased $1.6 million, which negatively impacted our consolidated operating margin by 20 basis points. The increase in operating expenses is primarily driven by $2.0 million of professional fees incurred as a result of our International simplification efforts.

INTEREST EXPENSE, NET

	Three Months Ended June 30,
(in millions, except percentages)	2018	2017	% Change
Interest expense, net	$24.5	$22.1	10.9%

Interest expense, net, increased $2.4 million, or 10.9%. The increase in interest expense, net, was driven by higher interest rates on our variable rate debt, offset in part by reduced levels of outstanding debt.

INCOME TAX PROVISION

	Three Months Ended June 30,
(in millions, except percentages)	2018	2017	% Change
Income tax provision	$8.6	$13.1	(34.4)%
Effective tax rate	28.9%	37.6%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $4.5 million due to a decrease in income before income taxes. Our effective tax rate decreased 870 basis points, which includes the favorable impact to our effective tax rate of the lower U.S. statutory rates as a result of the U.S. Tax Reform Act. The effective tax rate for the three months ended June 30, 2018 and 2017 included a net unfavorable impact as the result of discrete items.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2017

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Six Months Ended June 30,
(in millions, except percentages and per share amounts)	2018		2017
Net sales	$1,317.7	100.0%	$1,381.4	100.0%
Cost of sales	773.7	58.7	826.2	59.8
Gross profit	544.0	41.3	555.2	40.2
Selling and marketing expenses	306.3	23.2	306.0	22.2
General, administrative and other expenses	136.0	10.3	135.5	9.8
Customer termination charges, net	—	—	14.4	1.0
Equity income in earnings of unconsolidated affiliates	(7.7)	(0.6)	(7.1)	(0.5)
Royalty income, net of royalty expense	—	—	(9.7)	(0.7)
Operating income	109.4	8.3	116.1	8.4

Other expense, net:
Interest expense, net	47.4	3.6	44.2	3.2
Other income, net	(0.6)	—	(9.5)	(0.7)
Total other expense, net	46.8	3.6	34.7	2.5

Income before income taxes	62.6	4.8	81.4	5.9
Income tax provision	(18.6)	(1.4)	(27.7)	(2.0)
Net income before non-controlling interests	44.0	3.3	53.7	3.9
Less: Net loss attributable to non-controlling interests	(1.9)	(0.1)	(4.7)	(0.3)
Net income attributable to Tempur Sealy International, Inc.	$45.9	3.5%	$58.4	4.2%

Earnings per common share:
Basic	$0.84		$1.08
Diluted	$0.83		$1.07

Weighted average common shares outstanding:
Basic	54.4		53.9
Diluted	55.0		54.6

NET SALES

	Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale channel	$1,191.0	$1,276.7	$948.3	$1,054.2	$242.7	$222.5
Direct channel	126.7	104.7	64.5	53.5	62.2	51.2
Total net sales	$1,317.7	$1,381.4	$1,012.8	$1,107.7	$304.9	$273.7

Net sales decreased 4.6%, and on a constant currency basis decreased 5.8%. The decrease in net sales was driven by:

•
North America net sales decreased $94.9 million, or 8.6%. Excluding Mattress Firm, North America net sales were flat. In the first half of 2017, net sales to Mattress Firm were $95.7 million. Net sales in the Wholesale channel decreased $105.9 million, or 10.0%, driven primarily by the termination of our contract with Mattress Firm. Additionally, we experienced a decline in certain department store accounts. Excluding sales to Mattress Firm, Wholesale net sales decreased 1.1%. Net sales in our Direct channel increased $11.0 million, or 20.6%. Canada net sales decreased 11.6% on a constant currency basis, which is primarily due to the bankruptcy of a major customer.

•
International net sales increased $31.2 million, or 11.4%. On a constant currency basis, International net sales increased 6.8%, driven primarily by growth across all regions. Net sales in the Wholesale channel increased 2.5% on a constant currency basis. Net sales in the Direct channel increased 25.4% on a constant currency basis.

GROSS PROFIT

	Six Months Ended June 30,
	2018		2017
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$387.4	38.3%	$413.4	37.3%	1.0%
International	156.6	51.4%	141.8	51.8%	(0.4)%
Consolidated gross margin	$544.0	41.3%	$555.2	40.2%	1.1%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Gross margin improved 110 basis points. The principal factors impacting gross margin for each segment are discussed below.

•
North America gross margin improved 100 basis points. The improvement in gross margin was primarily driven by costs incurred in the first quarter of 2017 as a result of the termination of the Mattress Firm relationship, which resulted in a favorable impact of 100 basis points. These prior year costs included a $5.4 million write-off of customer-unique inventory and $6.1 million of increased product obligations. The improvement in gross margin was also driven by operational improvements of 150 basis points and increased pricing. These were offset by unfavorable commodity costs of 210 basis points and fixed cost deleverage on lower unit volume.

•
International gross margin declined 40 basis points. The decline in gross margin was driven primarily by unfavorable mix of 220 basis points and commodity cost inflation. These were partially offset by the change in classification of royalty income due to the adoption of the new revenue recognition accounting standard of 80 basis points, operational improvements and lower product launch expenses.

OPERATING EXPENSES

	Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$130.0	$144.0	$108.5	$127.0	$21.5	$17.0	$—	$—
Other selling and marketing expenses	176.3	162.0	100.2	99.0	72.0	60.2	4.1	2.8
General, administrative and other expenses	136.0	135.5	60.6	63.5	25.4	24.3	50.0	47.7
Customer termination charges, net	—	14.4	—	20.9	—	0.8	—	(7.3)
Total operating expenses	$442.3	$455.9	$269.3	$310.4	$118.9	$102.3	$54.1	$43.2

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

Operating expenses decreased $13.6 million, or 3.0%, and increased 60 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses decreased $41.1 million, or 13.2%, and decreased 140 basis points as a percentage of net sales. In the first quarter of 2017, we recorded $20.9 million of charges related to the Mattress Firm termination, which included the $17.2 million write-off of the March 31, 2017 value of customer incentives and marketing assets and $3.7 million of employee-related and professional fees. Additionally, the decrease in operating expenses was driven by decreased participation in our wholesale cooperative advertising programs.

•
International operating expenses increased $16.6 million, or 16.2% and increased 160 basis points as a percentage of net sales. In the second quarter of 2018, we recorded $4.9 million of costs associated with our International simplification efforts, including headcount reduction, professional fees and store closures. The increase in operating expenses is primarily driven by increased other selling and marketing expenses, primarily driven by unfavorable foreign exchange.

•
Corporate operating expenses increased $10.9 million, or 25.2%. The increase in operating expenses is primarily driven by a $9.3 million benefit recorded in the first quarter of 2017 for the change in estimate associate with performance-based stock compensation that was no longer probable of payout following the Mattress Firm termination, offset by $0.9 million of accelerated stock-based compensation and $1.1 million of other employee-related expenses and professional fees. Additionally, in the second quarter of 2018, we recorded $2.0 million of professional fees costs associated with our International simplification efforts.

Research and development expenses for the six months ended June 30, 2018 were $11.2 million compared to $11.5 million for the six months ended June 30, 2017, a decrease of $0.3 million, or 2.6%.

OPERATING INCOME

	Six Months Ended June 30,
	2018		2017
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$118.1	11.7%	$107.1	9.7%	2.0%
International	45.4	14.9%	52.2	19.1%	(4.2)%
	163.5		159.3
Corporate expenses	(54.1)		(43.2)
Total operating income	$109.4	8.3%	$116.1	8.4%	(0.1)%

Operating income decreased $6.7 million and operating margin declined 10 basis points. The decreases in operating income and operating margin by segment are discussed below.

•
North America operating income increased $11.0 million and operating margin improved 200 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin and lower operating expenses due to costs incurred in the first quarter of 2017 in connection with the Mattress Firm termination. In the first quarter of 2017, we recorded $32.4 million of charges associated with the Mattress Firm termination. Cost of sales included $11.5 million of charges related to the write-off of customer-unique inventory and increased product obligations. Operating expenses included $20.9 million of charges related to the write-off of customer incentives and marketing assets, as well as employee-related expenses.

•
International operating income decreased $6.8 million and operating margin declined 420 basis points. In the second quarter of 2018, we recorded $4.9 million of costs associated with our International simplification efforts, including headcount reduction, professional fees and store closures. Additionally, the decline in operating margin was driven by the change in classification of royalty income due to the adoption of the new revenue recognition accounting standard, as well as the decline in gross margin.

•
Corporate operating expenses increased $10.9 million, which negatively impacted our consolidated operating margin by 80 basis points. In the first quarter of 2017, we recorded $8.4 million of net stock-based compensation benefit. Additionally, in the second quarter of 2018, we recorded $2.0 million of professional fees costs associated with our International simplification efforts.

INTEREST EXPENSE, NET

	Six Months Ended June 30,
(in millions, except percentages)	2018	2017	% Change
Interest expense, net	$47.4	$44.2	7.2%

Interest expense, net, increased $3.2 million, or 7.2%. The increase in interest expense, net, was driven by higher interest rates on our variable rate debt, offset in part by reduced levels of outstanding debt.

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

INCOME TAX PROVISION

	Six Months Ended June 30,
(in millions, except percentages)	2018	2017	% Change
Income tax provision	$18.6	$27.7	(32.9)%
Effective tax rate	29.7%	34.0%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $9.1 million due to a decrease in income before income taxes. Our effective tax rate decreased 430 basis points, which includes the favorable impact to our effective tax rate of the lower U.S. statutory rates as a result of the U.S. Tax Reform Act. The effective tax rate for the six months ended June 30, 2018 and 2017 included a net unfavorable impact as a result of discrete items.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our debt facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures and working capital needs. As of June 30, 2018, we had working capital of $105.1 million, including cash and cash equivalents of $32.6 million, as compared to working capital of $30.5 million including $41.9 million in cash and cash equivalents as of December 31, 2017.

The increase in working capital was primarily driven by increases in accounts receivable and inventories, as well as a decrease in accrued expenses and other current liabilities. These changes were offset by a decrease in cash and cash equivalents and an increase in accounts payable. Accounts receivable increases are primarily driven by timing of customer collections. The increase in inventories was primarily due to new product introductions in 2018. The decrease in accrued expenses and other current liabilities was primarily driven by the funding of employee compensation. The decrease in cash and cash equivalents was primarily due to timing of payments on our debt facilities and operating capital needs. Accounts payable changes are primarily driven by the timing of payments to vendors.

The table below presents net cash provided by (used in) operating, investing and financing activities for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities	$1.6	$75.2
Investing activities	(40.0)	(25.0)
Financing activities	30.6	(72.3)

Cash provided by operating activities decreased $73.6 million in the six months ended June 30, 2018, as compared to the same period in 2017. The decrease in cash provided by operating activities is primarily driven by the increase in inventories as a result of new product introductions in 2018 and changes in accounts receivable due to timing of customer collections. Additionally, cash provided by operating activities for the same period of 2017 includes $9.3 million for payments received pursuant to the transition agreements with Mattress Firm. These decreases were offset by increases in accounts payable and accrued expenses and other current liabilities.

Cash used in investing activities increased $15.0 million in the six months ended June 30, 2018 as compared to the same period in 2017. The increase in cash used in investing activities is due primarily to an increase in capital expenditures, which is primarily due to the phasing of planned capital projects.

Cash provided by financing activities increased $102.9 million in the six months ended June 30, 2018 as compared to the same period in 2017. In 2018, we had net borrowings of $34.4 million on our credit facilities, as compared to net repayments of $27.0 million in 2017. In the first half of 2018, share repurchases decreased $41.1 million as compared to the same period in 2017.

Capital Expenditures

Capital expenditures totaled $40.6 million and $25.9 million for the six months ended June 30, 2018 and 2017, respectively. We currently expect our 2018 capital expenditures to be approximately $70 to $75 million, which includes investments in our Canadian and U.S. ERP projects, domestic manufacturing facilities, other information technology and our company-owned retail stores.

Debt Service

Our total debt increased to $1,792.6 million as of June 30, 2018 from $1,762.5 million as of December 31, 2017. After giving effect to letters of credit outstanding of $22.6 million under the 2016 Credit Agreement, total availability under the revolving facility was $477.4 million as of June 30, 2018. Refer to Note 5, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for further discussion of our debt and applicable interest rates.

As of June 30, 2018, our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA as calculated in accordance with our 2016 Credit Agreement was 4.31 times, which was within the terms of the consolidated total net leverage ratio covenant set forth in the 2016 Credit Agreement, which limits this ratio to 5.00 times. As of June 30, 2018, we were in compliance with all of the financial covenants in our debt agreements.

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

Our business continues to generate significant cash flows from operations. Our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA was 4.31 times as of June 30, 2018, which is above our target ratio of 3.0 times to 4.0 times. We expect to be within the target range by the end of 2018 by continuing to use excess cash flows from operations for debt repayment. We may also consider other allocations of our capital.

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

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted operating income (expense), adjusted operating margin, EBITDA, adjusted EBITDA, consolidated funded debt and consolidated funded debt less qualified cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income and earnings per share as a measure of operating performance or an alternative to total debt. We believe these non-GAAP measures provide investors with performance measures that better reflect our underlying operations and trends, providing a perspective not immediately apparent from net income and operating income. The adjustments we make to derive the non-GAAP measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP measure, but which management does not consider to be the fundamental attributes or primary drivers of our business, including the exclusion of charges associated with the Mattress Firm termination in the first quarter of 2017 and other costs.

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

The following table sets forth the reconciliation of our GAAP net income to adjusted net income and a calculation of adjusted EPS for the three months ended June 30, 2018 and 2017:

	Three Months Ended
(in millions, except per share amounts)	June 30, 2018	June 30, 2017
GAAP net income	$22.8	$24.5
Restructuring costs (1)	6.9	—
Tax adjustments (2)	(1.2)	—
Adjusted net income	$28.5	$24.5

Adjusted earnings per common share, diluted	$0.52	$0.45

Diluted shares outstanding	54.9	54.5

(1)	Restructuring costs represent costs associated with International business segment simplification efforts, including headcount reduction, professional fees and store closures.
(2)	Tax adjustments represent adjustments associated with the aforementioned items and other discrete income tax events.

Gross Profit and Gross Margin and Adjusted Operating Income (Expense) and Operating Margin

A reconciliation of GAAP operating income (expense) and operating margin to adjusted operating income (expense) and operating margin, respectively, are provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes at the end of the following table.

The following table sets forth the reconciliation of our reported operating income (expense) to the calculation of adjusted operating income (expense) for the three months ended June 30, 2018. We had no adjustments to GAAP gross profit for the three months ended June 30, 2018.

	Three Months Ended June 30, 2018
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International(1)	Margin	Corporate (2)
Net sales	$669.7		$527.8		$141.9		$—

Gross profit	$276.1	41.2%	$203.4	38.5%	$72.7	51.2%	$—

Operating income (expense)	$55.5	8.3%	$64.2	12.2%	$18.4	13.0%	$(27.1)
Adjustments	6.9		—		4.9		2.0
Adjusted operating income (expense)	$62.4	9.3%	$64.2	12.2%	$23.3	16.4%	$(25.1)

(1)	Adjustments to the International business segment represent costs associated with simplification efforts, including headcount reduction, professional fees and store closures.
(2)	Adjustments to Corporate represent professional fees incurred as a result of International simplification efforts.

The following table sets forth our reported GAAP gross profit and operating income (expense) for the three months ended June 30, 2017. We had no adjustments to GAAP gross profit and operating income (expense) for the three months ended June 30, 2017.

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

The following table sets forth the reconciliation of our reported GAAP net income to the calculations of EBITDA and adjusted EBITDA for the three months ended June 30, 2018 and 2017:

	Three Months Ended
(in millions)	June 30, 2018	June 30, 2017
GAAP net income	$22.8	$24.5
Interest expense, net	24.5	22.1
Income taxes	8.6	13.1
Depreciation and amortization	27.9	26.1
EBITDA	$83.8	$85.8
Adjustments:
Restructuring costs (1)	6.9	—
Adjusted EBITDA	$90.7	$85.8

(1)	Restructuring costs represent costs associated with International business segment simplification efforts, including headcount reduction, professional fees and store closures.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and adjusted EBITDA for the trailing twelve months ended June 30, 2018:

Trailing Twelve Months Ended
(in millions)	June 30, 2018
GAAP net income	$138.9
Interest expense, net	111.2
Income taxes	38.6
Depreciation and amortization	107.4
EBITDA	$396.1
Adjustments:
Latin American subsidiary charges (1)	9.1
Restructuring costs (2)	6.9
Other costs (3)	3.4
Adjusted EBITDA	$415.5

Consolidated funded debt less qualified cash	$1,790.0

Ratio of consolidated funded debt less qualified cash to Adjusted EBITDA	4.31 times

(1)
In the third and fourth quarters of 2017, we recorded a total of $9.1 million of non-interest related charges associated with a Latin American subsidiary. Operating income includes $5.1 million of restructuring charges, which relate to the wind-down of certain operations, leadership termination charges, and professional fees, as well as $3.8 million of non-income tax charges. Other expense, net includes $0.2 million of other charges.

(2)	Restructuring costs represent costs associated with International business segment simplification efforts, including headcount reduction, professional fees and store closures.
(3)
In the third and fourth quarters of 2017, we incurred a total of $3.4 million in other costs. In the third quarter of 2017, we recorded $3.0 million in charges for hurricane-related costs and a customer's bankruptcy. In the fourth quarter of 2017, we incurred $0.4 million in costs associated with an early lease termination.

Under our 2016 Credit Agreement, Adjusted EBITDA contains certain restrictions that limit adjustments to GAAP net income when calculating Adjusted EBITDA. For the twelve months ended June 30, 2018, our adjustments to GAAP net income when calculating Adjusted EBITDA did not exceed the allowable amount under the 2016 Credit Agreement.

The ratio of Adjusted EBITDA under our 2016 Credit Agreement to consolidated funded debt less qualified cash is 4.31 times for the trailing twelve months ended June 30, 2018. Our 2016 Credit Agreement requires us to maintain a ratio of consolidated funded debt less qualified cash to Adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated funded debt less qualified cash as of June 30, 2018. "Consolidated funded debt" and "qualified cash" are terms used in our 2016 Credit Agreement for purposes of certain financial covenants.

(in millions)	June 30, 2018
Total debt, net	$1,784.1
Plus: Deferred financing costs (1)	8.5
Total debt	1,792.6
Plus: Letters of credit outstanding	23.1
Consolidated funded debt	$1,815.7
Less:
Domestic qualified cash (2)	15.3
Foreign qualified cash (2)	10.4
Consolidated funded debt less qualified cash	$1,790.0

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

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flows from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of June 30, 2018, we had $1,792.6 million in total debt outstanding, and our adjusted EBITDA was $90.7 million for the three months ended June 30, 2018. Our debt service obligations could, under certain circumstances, have material consequences to our security holders. Total cash interest payments related to our borrowings are expected to be approximately $90 to $95 million in 2018.

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

The U.S. Tax Reform Act implemented a new territorial tax system that imposed the one-time transition tax in 2017 on the deemed repatriation of the accumulated earnings of the Company's controlled and non-controlled foreign subsidiaries ("Transition Tax") to the extent such earnings and profits have not previously been subject to U.S. income tax. The Transition Tax may be deferred at our option and payable in annual installments through 2025. The impact of the Transition Tax is not expected to have a material impact on our liquidity and may be mitigated by U.S. federal income tax credits to the extent applicable and federal and state income tax refunds otherwise due to us for 2017, or any prior or subsequent year through 2025. At June 30, 2018, our Transition Tax is recorded as a current obligation. The overall net impact of the U.S. Tax Reform Act is expected to result in a net decrease in our overall effective tax rates in future periods, driven by the reduction in the U.S. federal tax rate from 35% to 21% in 2018. The impact of the rate reduction will be partially offset in future periods by changing or limiting certain tax deductions. The estimated impacts of the U.S. Tax Reform Act recognized to date by the Company, as well as the forward-looking estimates, are provisional in nature, and we will continue to assess the impact of the U.S. Tax Reform Act and provide additional information and record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable during the measurement period. Accordingly, the impact of the U.S. Tax Reform Act may differ from our provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions we have currently made, including actions we may take in future periods as a result of the U.S. Tax Reform Act.

At June 30, 2018, total cash and cash equivalents were $32.6 million, of which $15.3 million was held in the U.S. and $17.3 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1(g), "Derivative Financial Instruments" to the accompanying Condensed Consolidated Financial Statements for a summary of our foreign exchange forward contracts as of June 30, 2018.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. As the U.S. dollar weakens relative to the Euro or other foreign currencies where we have operations, there would be a positive impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our adjusted EBITDA by approximately 0.3% in the three months ended June 30, 2018 and positively impacted our adjusted EBITDA by 2.2% in the six months ended June 30, 2018. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at June 30, 2018, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $6.1 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

Effective June 30, 2018, the Company determined that the economy in Argentina is highly inflationary. As a result, the Company will apply highly inflationary accounting to the financial statements of its Argentinian subsidiary beginning July 1, 2018.

Interest Rate Risk

On June 30, 2018, we had variable-rate debt of approximately $673.3 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $6.7 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2018, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2018:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
April 1, 2018 - April 30, 2018	—	(1)	$—	—	$226.9
May 1, 2018 - May 31, 2018	499	(1)	$43.80	—	$226.9
June 1, 2018 - June 30, 2018	1,359	(1)	$48.10	—	$226.9
Total	1,858			—

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

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

10.1
Amendment No. 1, dated as of September 25, 2017, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, NationalAssociation, as lender

10.2
Amendment No. 2, dated as of April 2, 2018, to that certain Credit and Security Agreement, dated as of April 12, 2017, among TempurSealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, NationalAssociation, as lender

10.3
Letter Agreement, dated March 23, 2018, by and between Tempur Sealy International, Inc., H Partners Management, LLC,H Partners, LP, H Partners Capital, LLC, H Offshore Fund LTD, Rehan Jaffer, Arik Ruchim and Usman Nabi (filed as Exhibit 10.1to Registrant’s Current Report on Form 8-K as filed on March 26, 2018)

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
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

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

TEMPUR SEALY INTERNATIONAL, INC.

Date: August 2, 2018	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer