Form 10-Q
period 2018-09-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2018-11-08
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock as of November 5, 2018 was 54,499,053 shares.

Special Note Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, (this "Report"), including the information incorporated by reference herein, may be characterized as forward-looking under the Private Securities Litigation Reform Act of 1995. These statements may include information concerning one or more of our plans; objectives; goals; strategies; future events; future revenues or performance; the anticipated impact on our business and financial performance resulting from the termination of our relationship with Mattress Firm, Inc. ("Mattress Firm"); the impact of the macroeconomic environment in both the U.S. and internationally (including the impact of highly inflationary economies) on our business segments and expectations regarding growth of the mattress industry; uncertainties arising from global events; the effects of discontinued operations on our operating results and future performance, risks associated with our international operations; general economic, financial and industry conditions, particularly conditions relating to the financial performance and related credit issues present in the retail sector, as well as consumer confidence and the availability of consumer financing; price and product competition in our industry, particularly as a result of the importation of goods from outside the United States; consumer acceptance of our products; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the ability to expand brand awareness, the ability to expand distribution both through third parties and through direct sales; the ability to develop and successfully launch new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the effects of consolidation of retailers on revenues and costs; changes in demand for the Company's products by significant retailer customers; the effects of strategic investments on our operations, including our efforts to expand our global market share; changing commodity costs; changes in product and channel mix and the impact on the Company's gross margin; initiatives to improve gross margin; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; changes in tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; effects of changes in foreign exchange rates on our reported earnings; our determination to apply highly inflationary accounting to the financial statements of our Argentine subsidiary, the outcome of pending tax audits or other tax, regulatory or litigation proceedings and similar issues; the effect of legislative or regulatory changes, including implementation of the European General Data Protection Regulation in May 2018; the outcome of regulatory and investigation proceedings, and outstanding litigation; financial flexibility; our expected sources of cash flow; changes in capital expenditures; our ability to effectively manage cash, and expectations regarding our target leverage and our share repurchase program. Many, but not all, of these statements appear, in particular, under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 2 of Part I of this Report. When used in this report, the words "assumes," "estimates," "expects," "guidance," "anticipates," "proposed," "projects," "plans," "targets," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

There are a number of risks, uncertainties and other important factors, many of which are beyond the Company’s control, that could cause our actual results to differ materially from those expressed as forward-looking statements in this report, including the risk factors discussed under the heading "Risk Factors" under ITEM 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 and the risks identified in ITEM 1A of Part II of this Report. In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$729.5	$711.5	$2,026.8	$2,069.2
Cost of sales	429.5	404.5	1,189.3	1,216.1
Gross profit	300.0	307.0	837.5	853.1
Selling and marketing expenses	145.9	152.0	444.6	451.4
General, administrative and other expenses	73.2	66.5	206.0	199.8
Customer termination charges, net	—	—	—	14.4
Equity income in earnings of unconsolidated affiliates	(3.8)	(3.5)	(11.5)	(10.6)
Royalty income, net of royalty expense	—	(5.3)	—	(15.0)
Operating income	84.7	97.3	198.4	213.1

Other expense, net:
Interest expense, net	23.6	22.1	69.5	65.4
Other expense (income), net	1.4	1.0	(1.8)	(6.7)
Total other expense, net	25.0	23.1	67.7	58.7

Income from continuing operations before income taxes	59.7	74.2	130.7	154.4
Income tax provision	(15.6)	(21.0)	(34.4)	(46.5)
Income from continuing operations	44.1	53.2	96.3	107.9
Loss from discontinued operations, net of tax	(2.7)	(12.0)	(10.9)	(13.0)
Net income before non-controlling interest	41.4	41.2	85.4	94.9
Less: Net loss attributable to non-controlling interest	(0.9)	(3.4)	(2.8)	(8.1)
Net income attributable to Tempur Sealy International, Inc.	$42.3	$44.6	$88.2	$103.0

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.83	$1.05	$1.82	$2.15
Loss per share for discontinued operations	(0.05)	(0.22)	(0.20)	(0.24)
Earnings per share	$0.78	$0.83	$1.62	$1.91

Diluted
Earnings per share for continuing operations	$0.82	$1.03	$1.80	$2.13
Loss per share for discontinued operations	(0.05)	(0.22)	(0.20)	(0.24)
Earnings per share	$0.77	$0.81	$1.60	$1.89

Weighted average common shares outstanding:
Basic	54.5	54.0	54.4	54.0
Diluted	55.1	54.9	55.0	54.6
See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income before non-controlling interests	$41.4	$41.2	$85.4	$94.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2.4	9.6	(8.7)	27.7
Pension benefits loss, net of tax	—	—	(0.6)	—
Unrealized loss on cash flow hedging derivatives, net of tax	—	—	—	(0.6)
Other comprehensive income (loss), net of tax	2.4	9.6	(9.3)	27.1
Comprehensive income	43.8	50.8	76.1	122.0
Less: Comprehensive loss attributable to non-controlling interest	(0.9)	(3.4)	(2.8)	(8.1)
Comprehensive income attributable to Tempur Sealy International, Inc.	$44.7	$54.2	$78.9	$130.1

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$32.1	$41.1
Accounts receivable, net	374.1	310.8
Inventories	220.5	179.1
Prepaid expenses and other current assets	243.3	63.4
Current assets of discontinued operations	7.6	13.0
Total Current Assets	877.6	607.4
Property, plant and equipment, net	421.0	433.5
Goodwill	726.5	732.7
Other intangible assets, net	657.0	667.1
Deferred income taxes	22.8	23.4
Other non-current assets	102.3	227.3
Non-current assets of discontinued assets	1.5	2.6
Total Assets	$2,808.7	$2,694.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$266.6	$228.3
Accrued expenses and other current liabilities	376.0	222.3
Income taxes payable	11.2	28.2
Current portion of long-term debt	73.0	72.4
Current liabilities of discontinued operations	6.9	25.7
Total Current Liabilities	733.7	576.9
Long-term debt, net	1,616.0	1,680.7
Deferred income taxes	121.7	114.3
Other non-current liabilities	126.7	206.1
Non-current liabilities of discontinued operations	1.1	1.3
Total Liabilities	2,599.2	2,579.3

Commitments and contingencies—see Note 10

Redeemable non-controlling interest	—	2.2

Total Stockholders' Equity	209.5	112.5
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,808.7	$2,694.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions) (unaudited)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interests	$85.4	$94.9
Loss from discontinued operations, net of tax	10.9	13.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65.2	60.1
Amortization of stock-based compensation	19.6	8.5
Amortization of deferred financing costs	1.8	1.6
Bad debt expense	9.7	9.0
Deferred income taxes	9.2	(17.1)
Dividends received from unconsolidated affiliates	13.0	8.7
Equity income in earnings of unconsolidated affiliates	(11.5)	(10.6)
Loss on disposal of assets	2.2	1.7
Foreign currency adjustments and other	(2.4)	(2.1)
Changes in operating assets and liabilities	(72.5)	48.9
Net cash provided by operating activities from continuing operations	130.6	216.6

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(55.8)	(43.1)
Other	0.3	0.9
Net cash used in investing activities from continuing operations	(55.5)	(42.2)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	863.0	985.9
Repayments of borrowings under long-term debt obligations	(922.7)	(1,124.7)
Proceeds from exercise of stock options	4.2	6.5
Treasury stock repurchased	(3.5)	(44.9)
Payments of deferred financing costs	—	(0.5)
Other	(4.7)	(2.9)
Net cash used in financing activities from continuing operations	(63.7)	(180.6)

Net cash provided by (used in) continuing operations	11.4	(6.2)

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows	(17.6)	(14.1)
Investing cash flows	(0.2)	3.7
Financing cash flows	—	—
Net cash used in discontinued operations	(17.8)	(10.4)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2.1)	(7.3)
Decrease in cash and cash equivalents	(8.5)	(23.9)
CASH AND CASH EQUIVALENTS, beginning of period	41.9	65.7
CASH AND CASH EQUIVALENTS, end of period	33.4	41.8
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	1.3	2.2
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$32.1	$39.6

Supplemental cash flow information:
Cash paid during the period for:
Interest	$54.0	$50.6
Income taxes, net of refunds	22.0	44.2

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

The Company completed an evaluation of its International operations and identified certain Latin American subsidiaries with low profitability and difficult operating environments with higher operational risk and volatility. As a result, the Company has decided to divest of the net assets of certain subsidiaries in the Latin American region and enter into licensee arrangements in these markets. The decision to convert the Latin American region to a licensee model represents a strategic shift in the Company’s business.  Accordingly, the Company has classified the Latin American region results of operations and cash flows as discontinued operations in its Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for all periods presented. For additional information, see Note 4, "Discontinued Operations," of the Condensed Consolidated Financial Statements.

The Company’s Condensed Consolidated Financial Statements include the results of Comfort Revolution, LLC ("Comfort Revolution"). Prior to July 11, 2018, Comfort Revolution constituted a variable interest entity for which the Company was considered to be the primary beneficiary due to the Company's disproportionate share of the economic risk associated with its equity ownership of 45%, debt financing and other factors. On July 11, 2018, the Company acquired the remaining 55% equity interest in Comfort Revolution, which was accounted for as an equity transaction and did not result in a material impact to the Company's Condensed Consolidated Financial Statements.

The Company also has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's carrying value in its equity method investments of $18.7 million and $21.5 million at September 30, 2018 and December 31, 2017, respectively, is recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s equity in the net income and losses of these investments is recorded as equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

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

Accumulated Other Comprehensive Income.    In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows entities to reclassify tax effects stranded in accumulated other comprehensive loss ("AOCL") as a result of the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform Act") to retained earnings. The Company early adopted ASU No. 2018-02 on March 31, 2018. The reclassification from AOCL to retained earnings is not material to the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Income or Comprehensive Income.

Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which simplifies hedge accounting by better aligning a company's financial reporting for hedging relationships with its risk management activities. This guidance expands an entity’s ability to hedge non-financial and financial risk components and reduces complexity in fair value hedges of interest rate risk; eliminates the requirement to separately measure and report hedge ineffectiveness and present the entire change in the fair value of a hedging instrument in the same income statement line as the hedged item; eases certain documentation and assessment requirements; and modifies the accounting for components excluded from the assessment of hedge effectiveness.

The Company early adopted this ASU in the third quarter of 2018, retrospectively. There were no adjustments to the Company's Condensed Consolidated Financial Statements as a result of the adoption.

(c) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method, and consist of the following:

	September 30,	December 31,
(in millions)	2018	2017
Finished goods	$144.0	$119.6
Work-in-process	12.1	11.3
Raw materials and supplies	64.4	48.2
	$220.5	$179.1

(d) Accrued Sales Returns. The Company allows product returns through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. Accrued sales returns are included in accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets. Effective January 1, 2018 with the Company's adoption of Topic 606, the Company recognizes a return asset for the right to recover the goods returned by the customer. The right of return asset is recognized on a gross basis outside of the accrued sales returns and is not material to the Company's Condensed Consolidated Balance Sheets.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company had the following activity for sales returns from December 31, 2017 to September 30, 2018:

(in millions)
Balance as of December 31, 2017	$30.0
Reclassification and remeasurement of sales return asset under Topic 606	1.7
Balance as of January 1, 2018	31.7
Amounts accrued	72.5
Returns charged to accrual	(68.4)
Balance as of September 30, 2018	$35.8

As of September 30, 2018 and December 31, 2017, $23.4 million and $19.6 million of accrued sales returns are included as a component of accrued expenses and other current liabilities and $12.4 million and $10.4 million, respectively, of accrued sales returns are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets.

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

The Company had the following activity for its accrued warranty expense from December 31, 2017 to September 30, 2018:

(in millions)
Balance as of December 31, 2017	$36.7
Remeasurement of obligations under Topic 606	2.8
Balance as of January 1, 2018	39.5
Amounts accrued	29.0
Warranties charged to accrual	(31.8)
Balance as of September 30, 2018	$36.7

As of September 30, 2018 and December 31, 2017, $15.1 million and $16.7 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $21.6 million and $20.0 million of accrued warranty expense is included in other non-current liabilities in the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

(f) Allowance for Doubtful Accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $31.9 million and $24.7 million as of September 30, 2018 and December 31, 2017, respectively.

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

The Company records derivative financial instruments in its Condensed Consolidated Balance Sheets as either assets or liabilities measured at fair value. Changes in a derivative's fair value (i.e., unrealized gains or losses) are recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedging relationship.

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

The forward exchange contract asset and liability as of September 30, 2018 and December 31, 2017 were based on Level 2 inputs and were not material in either period.

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

In October 2018, the Company entered into cross currency interest rate swap agreements with a notional amount of $50.0 million maturing in June of 2021. The net effect of these cross currency swap agreements is to convert a portion of the Company's 5.50% fixed-rate USD-denominated 2026 Senior notes, including the semi-annual interest payments thereunder, to fixed-rate DKK denominated debt at a rate of 2.0575%. The Company has designated these cross currency swap agreements as net investment hedges. The differential in the interest rate is recognized through interest expense on the Condensed Consolidated Statement of Income and all other changes in the fair value of the net investment hedge are recognized through equity.

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

(j) Highly Inflationary Economy. Effective June 30, 2018, the Company determined that the economy in Argentina is highly inflationary. Beginning July 1, 2018, the U.S. Dollar is the functional currency for the Company's subsidiaries in Argentina. Remeasurement adjustments in a highly inflationary economy and other transactional gains and losses are reflected in net earnings and were not material for the three months ended September 30, 2018. These subsidiaries are included in loss from discontinued operations, net of tax, within the Company's Condensed Consolidated Statements of Income.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(3) Revenue Recognition

Revenue from Contracts with Customers

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method. Topic 606 required additional qualitative and quantitative disclosures. Other presentation and disclosure changes include the classification of royalty income to net sales and changes in the balance sheet classification and measurement for accrued sales returns and accrued warranty expenses.

The Company recognized the cumulative effect of adoption as an adjustment to the opening balance of retained earnings for approximately $3.0 million, net of tax. Additionally, as a result of the new standard and effective January 1, 2018, the Company classifies royalty income within net sales. The comparative information has not been restated and continues to be reported under the accounting standards in effect for each period presented.

The Company evaluated the impact of the adoption on the classification of cooperative advertising programs and other promotional programs with the Company's customers. The impact of adoption to these promotional programs did not result in material changes in the Company's recognition or presentation of costs within the Company's Condensed Consolidated Statements of Income.

The following tables summarize the impact of adopting Topic 606 on the Company’s Condensed Consolidated Financial Statements as of and for the periods ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(in millions)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Statement of Income
Net sales	$729.5	$724.0	$5.5	$2,026.8	$2,010.5	$16.3
Royalty income, net of royalty expense	—	5.5	(5.5)	—	16.3	(16.3)

	September 30, 2018
(in millions)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Prepaid expenses and other current assets	$243.3	$242.0	$1.3
Deferred income taxes	22.8	21.9	0.9
Other non-current assets	102.3	101.4	0.9

Liabilities
Accrued expenses and other current liabilities	$376.0	$373.4	$2.6
Other non-current liabilities	126.7	123.8	2.9

Stockholders' Equity
Total stockholders' equity	$209.5	$211.9	$(2.4)

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Disaggregation of Revenue
The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$553.6	$107.3	$660.9	$1,501.9	$343.7	$1,845.6
Direct	42.2	26.4	68.6	106.7	74.5	181.2
Net sales	$595.8	$133.7	$729.5	$1,608.6	$418.2	$2,026.8

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding products	$563.0	$108.3	$671.3	$1,512.7	$335.9	$1,848.6
Other products	32.8	25.4	58.2	95.9	82.3	178.2
Net sales	$595.8	$133.7	$729.5	$1,608.6	$418.2	$2,026.8

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$536.8	$—	$536.8	$1,454.6	$—	$1,454.6
Canada	59.0	—	59.0	154.0	—	154.0
International	—	133.7	133.7	—	418.2	418.2
Net sales	$595.8	$133.7	$729.5	$1,608.6	$418.2	$2,026.8

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

In certain jurisdictions, the Company is subject to certain non-income taxes including, but not limited to, sales tax, value added tax, excise tax and other taxes. These taxes are excluded from the transaction price, and therefore, excluded from revenue.    The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by Topic 606. Accordingly, the Company reflects all amounts billed to customers for shipping and handling in revenue and the costs of fulfillment in cost of sales.

(4) Discontinued Operations

The Company completed an evaluation of its International segment operations and identified certain subsidiaries with low profitability and difficult operating environments with higher operational risk and volatility. As a result of this evaluation, the Company has decided to divest of the net assets of certain subsidiaries in the Latin American region and enter into licensee relationships in those markets. The Company expects to receive royalty payments from these licensee relationships in future years.

Certain of the dispositions occurred during the three months ended September 30, 2018, with the remaining actions expected to be taken over the next several months. The total gain on disposition during the three months ended September 30, 2018 was not material to the Company's Condensed Consolidated Financial Statements. The decision to convert these markets in the Latin American region to a licensee model represents a strategic shift in the Company’s business.  Accordingly, the Company has classified the Latin American region results of operations and cash flows as discontinued operations in its Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows for all periods presented. Certain assets and liabilities of the identified subsidiaries not yet disposed as of September 30, 2018 are classified as held for sale in the Company's Condensed Consolidated Balance Sheets. The Company will retain and has agreed to indemnify the buyers for certain liabilities of the disposed subsidiaries arising prior to the closing of the sale, including certain tax and environmental remediation liabilities.  These liabilities, which are not material individually or in the aggregate, are included within accrued expenses and other current liabilities at September 30, 2018.

Components of amounts reflected in the Condensed Consolidated Statements of Income related to discontinued operations are presented in the following table for each of the periods ended September 30.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$6.4	$13.3	$26.8	$37.0
Cost of sales	5.0	8.1	18.9	22.7
Gross profit	1.4	5.2	7.9	14.3
Selling and marketing expenses	2.6	3.4	10.2	10.0
General, administrative and other expenses	1.6	4.5	4.8	6.7
Operating loss	(2.8)	(2.7)	(7.1)	(2.4)

Interest expense, net and other	(0.3)	10.0	3.8	9.1

Loss from discontinued operations before income taxes	(2.5)	(12.7)	(10.9)	(11.5)
Income tax (provision) benefit	(0.2)	0.7	—	(1.5)
Net loss from discontinued operations, net of tax	$(2.7)	$(12.0)	$(10.9)	$(13.0)

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table presents the captions of assets and liabilities of the subsidiaries that are held for sale and presented as discontinued operations within the Company’s Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$1.3	$0.8
Accounts receivable, net	3.5	6.9
Inventories	1.9	3.9
Prepaid expenses and other current assets	0.9	1.4
Current assets of discontinued operations	$7.6	$13.0

Property, plant and equipment, net	$1.0	$1.6
Other non-current assets	0.5	1.0
Non-current assets of discontinued operations	$1.5	$2.6

Accounts payable	$3.4	$12.9
Accrued expenses and other current liabilities	2.8	11.9
Income taxes payable	0.7	0.9
Current liabilities of discontinued operations	$6.9	$25.7

Other non-current liabilities	$1.1	$1.3
Non-current liabilities of discontinued operations	$1.1	$1.3
(5) Goodwill
The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2017	$576.6	$156.1	$732.7
Foreign currency translation and other	(2.1)	(4.1)	(6.2)
Balance as of September 30, 2018	$574.5	$152.0	$726.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(6) Debt

Debt for the Company consists of the following:

	September 30, 2018		December 31, 2017
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2016 Credit Agreement
Term A Facility	$532.5	(1)	$555.0	(2)	April 6, 2021
Revolver	—	(1)	—	(2)	April 6, 2021
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
Securitized debt	13.7	(3)	49.0	(3)	April 12, 2019
Capital lease obligations (4)	68.0		71.8		Various
Other	32.9		36.7		Various
Total debt	1,697.1		1,762.5
Less: deferred financing costs	(8.1)		(9.4)
Total debt, net	1,689.0		1,753.1
Less: current portion	(73.0)		(72.4)
Total long-term debt, net	$1,616.0		$1,680.7

(1)	Interest at LIBOR plus applicable margin of 2.00% as of September 30, 2018
(2)	Interest at LIBOR plus applicable margin of 1.75% as of December 31, 2017.
(3)	Interest at one month LIBOR index plus 80 basis points.
(4)	Capital lease obligations are a non-cash financing activity.

2016 Credit Agreement

On April 6, 2016, the Company entered into the 2016 Credit Agreement with a syndicate of banks. The 2016 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded in the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and other short-term debt. The Company is allowed to subtract from consolidated funded debt an amount equal to 100.0% of domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of September 30, 2018, domestic qualified cash was $12.8 million and foreign qualified cash was $11.6 million.

The Company is in compliance with all applicable covenants as of September 30, 2018.

Securitized Debt

On April 12, 2017, the Company and certain of its subsidiaries entered into a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (the "Accounts Receivable Securitization"). In connection with this transaction, the Company and a wholly-owned special purpose subsidiary entered into a credit agreement that provides for revolving loans to be made from time to time in a maximum amount that varies over the course of the year based on the seasonality of the Company's accounts receivable and is subject to an overall limit of $120.0 million. The Accounts Receivable Securitization matures on April 12, 2019.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The obligations of the Company and its relevant subsidiaries under the Accounts Receivable Securitization are secured by the accounts receivable and certain related rights and the facility agreements contain customary events of default. The accounts receivable will continue to be owned by the Company and its subsidiaries and will continue to be reflected as assets on the Company’s Condensed Consolidated Balance Sheets and represent collateral up to the amount of the borrowings under this facility. Borrowings under this facility are classified as long-term debt within the Condensed Consolidated Balance Sheets based on the Company's ability and intent to refinance on a long-term basis as of September 30, 2018.

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

	Fair Value
(in millions)	September 30, 2018	December 31, 2017
2023 Senior Notes	$449.3	$470.9
2026 Senior Notes	576.9	618.1

(7) Stockholders' Equity

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

(b) Treasury Stock. As of September 30, 2018, the Company had approximately $226.9 million remaining under the existing share repurchase authorization for repurchases of Tempur Sealy International's common stock. The Company did not repurchase any shares during the nine months ended September 30, 2018. For the nine months ended September 30, 2017, the Company repurchased 0.6 million shares for approximately $40.1 million.

In addition, the Company acquired 0.1 million shares upon the vesting of certain performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during each of the nine months ended September 30, 2018 and 2017. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day thereafter, resulting in approximately $3.5 million and $4.8 million in treasury stock acquired during the nine months ended September 30, 2018 and 2017, respectively.

(c) AOCL. AOCL consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Foreign Currency Translation
Balance at beginning of period	$(83.9)	$(101.8)	$(72.8)	$(119.9)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	2.4	9.6	(8.7)	27.7
Balance at end of period	$(81.5)	$(92.2)	$(81.5)	$(92.2)

Pensions
Balance at beginning of period	$(3.3)	$(2.2)	$(2.7)	$(2.2)
Other comprehensive loss:
Net change from period revaluations, net of tax	—	—	—	—
Tax expense (2)	—	—	—	—
Total other comprehensive income before reclassifications, net of tax	$—	$—	$—	$—
Net amount reclassified to earnings (1)	—	—	—	—
U.S. tax reform - reclassification to retained earnings upon adoption of ASU No. 2018-02	—	—	(0.5)	—
Tax benefit (2)	—	—	(0.1)	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—	$(0.6)	$—
Total other comprehensive loss	—	—	(0.6)	—
Balance at end of period	$(3.3)	$(2.2)	$(3.3)	$(2.2)

Foreign Exchange Forward Contracts
Balance at beginning of period	$—	$—	$—	$0.6
Other comprehensive loss:
Net change from period revaluations	—	(0.2)	—	(0.6)
Tax benefit (2)	—	—	—	0.1
Total other comprehensive loss before reclassifications, net of tax	$—	$(0.2)	$—	$(0.5)
Net amount reclassified to earnings (3)	—	0.3	—	(0.1)
Tax benefit (2)	—	(0.1)	—	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$0.2	$—	$(0.1)
Total other comprehensive loss	—	—	—	(0.6)
Balance at end of period	$—	$—	$—	$—

(1)	In 2018 and 2017, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision in the accompanying Condensed Consolidated Statements of Income.
(3)	This amount was included in cost of sales in the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(8) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
Advertising	$51.4	$44.4
Wages and benefits	41.3	51.4
Sales returns	23.4	19.6
Warranty	15.1	16.7
Rebates	9.4	11.4
Taxes	138.6	6.3
Other	96.8	72.5
	$376.0	$222.3

(9) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 included PRSUs, non-qualified stock options, restricted stock units ("RSUs") and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense (benefit) is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
PRSU expense (benefit)	$0.7	$1.0	$2.2	$(7.1)
Option expense	1.6	1.8	5.4	5.6
RSU/DSU expense	4.2	3.1	12.0	10.0
Total stock-based compensation expense	$6.5	$5.9	$19.6	$8.5

During the nine months ended September 30, 2017, the Company recorded a $9.3 million benefit in the Condensed Consolidated Statements of Income related to a change in estimate associated with performance-based stock compensation that was no longer probable of payout as a result of the termination of the Mattress Firm relationship.

In March 2018, the Compensation Committee of the Board of Directors formally determined that the Company did not have more than $650.0 million of adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") for 2017 (the "2017 Aspirational Plan PRSUs"). As a result, approximately two-thirds of the PRSUs previously granted with a performance period for 2017 ("2017 Aspirational PRSUs") were forfeited as of this date. At September 30, 2018, the Company has 0.3 million of these 2017 Aspirational PRSUs still outstanding that will vest if the Company achieves more than $650.0 million of Adjusted EBITDA for 2018. If the Company does not achieve more than $650.0 million of Adjusted EBITDA in 2018, then all remaining 2017 Aspirational Plan PRSUs will be forfeited. Adjusted EBITDA is defined as the Company’s "Consolidated EBITDA" as such term is defined in the 2012 Credit Agreement.

The Company did not record any stock-based compensation expense related to the 2017 Aspirational Plan PRSUs during the three and nine months ended September 30, 2018 and 2017, as it is not considered probable that the Company will achieve the specified performance target as of December 31, 2018. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for 2018 is $24.8 million, which would be expensed over the remaining service period if achievement of the performance condition becomes probable.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company has 1.6 million PRSUs outstanding that will vest if the Company achieves a certain level of Adjusted EBITDA during four consecutive fiscal quarters as described below (the "2019 Aspirational Plan PRSUs"). The 2019 Aspirational Plan PRSUs will vest based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2018 and December 31, 2019 (the "First Designated Period"). If the highest Adjusted EBITDA in the First Designated Period is $600.0 million, 66% will vest; if the highest Adjusted EBITDA equals or exceeds $650.0 million, then 100% will vest; if the highest Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if the highest Adjusted EBITDA is less than $600.0 million then one-half of the 2019 Aspirational Plan PRSUs will no longer be available for vesting based on performance and the remaining one-half will remain available for vesting based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2020 and December 31, 2020 (the "Second Designated Period"). If the highest Adjusted EBITDA in the Second Designated Period is $600.0 million then 66% of the remaining 2019 Aspirational Plan PRSUs will vest; if the Adjusted EBITDA is $650.0 million or more 100% will vest; if Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if Adjusted EBITDA is below $600.0 million then all of the remaining 2019 Aspirational Plan PRSUs will be forfeited. Adjusted EBITDA is defined for purposes of the 2019 Aspirational PRSUs as the Company’s "Consolidated EBITDA" as such term is defined in the 2016 Credit Agreement.
The Company did not record any stock-based compensation expense related to the 2019 Aspirational Plan PRSUs during the three and nine months ended September 30, 2018, as it is not considered probable that the Company will achieve the specified performance target for either the First Designated Period or Second Designated Period. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for the First Designated Period is $93.9 million, which would be expensed over the remaining service period if achievement of the performance condition becomes probable.
(10) Commitments and Contingencies

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) Mattress Firm, Inc. v. Tempur-Pedic North America, LLC and Sealy Mattress Company, filed March 30, 2017, and a related matter.

On March 30, 2017, a suit was filed against Tempur-Pedic and Sealy Mattress (two wholly-owned subsidiaries of the Company) in the District Court of Harris County, Texas (the "Texas State Court Case") by Mattress Firm. The complaint alleges breach of contract and tortious interference and seeks a declaratory judgment with respect to the interpretation of its agreements with the Company. On April 7, 2017, the Company's subsidiaries named above filed suit against Mattress Firm in the U.S. District Court for the Southern District of Texas, Houston Division (the "Federal Court Case") seeking injunctive relief and damages for trademark infringement, unfair competition and trademark dilution in violation of the Lanham Act, and breach of contract and other state law violations. The complaint alleges that Mattress Firm violated the parties' transition agreements dated January 30, 2017, and consequently, federal and state law, by its use of the Company’s trademarks after April 3, 2017. On April 28, 2017, the complaint was amended to add a claim by Sealy Mattress for nonpayment by Mattress Firm for products sold and delivered. On May 23, 2017, the complaint was further amended to add allegations that Mattress Firm continued to use the Company’s trade names and trademarks on its website and in advertising in an inappropriate manner. On July 11, 2017, the Court in the Federal Court Case issued a preliminary injunction prohibiting Mattress Firm from using the Company’s names and marks in such manner.

Discovery is complete in the Federal Court Case, and Motions for Summary Judgment on certain claims filed by both parties in early 2018 were ruled on by the court during June and July 2018. A trial date was set for October 10, 2018, but all Mattress Firm litigation was stayed on October 5, 2018 when Mattress Firm filed for bankruptcy under Chapter 11 of the Bankruptcy Code. The Company expects the Federal Court Case to continue to trial upon Mattress Firm's exit from bankruptcy.

The discovery period in the Texas State Court case was extended, and the trial date initially set for September 2018 was reset for early 2019. Discovery was proceeding in the case until Mattress Firm's bankruptcy filing on October 5, 2018 when the litigation was stayed. The Company expects discovery to be restarted in the Texas State Court Case and for it to proceed to trial following Mattress Firm's exit from bankruptcy.

The Company does not believe the claims asserted by Mattress Firm in either case have merit and intends to vigorously defend against them. The outcomes of the cases remain unclear and the Company is unable to reasonably estimate the possible loss or range of loss, if any. Accordingly, the Company can give no assurance that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(d) Other. The Company is involved in various other legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.
(11) Income Taxes

On December 22, 2017, the President signed the U.S. Tax Reform Act into law. The provisions of the U.S. Tax Reform Act are effective for the Company’s year beginning January 1, 2018. As such, the income tax rate for the three and nine months ended September 30, 2018 reflects the impact of the provisions of the U.S. Tax Reform Act.

The Company’s effective tax rate for the three months ended September 30, 2018 and 2017 was 26.1% and 28.3%, respectively. The Company's effective tax rate for the nine months ended September 30, 2018 and 2017 was 26.3% and 30.1% respectively. The Company’s income tax rate for the three and nine months ended September 30, 2018 and 2017 differed from the U.S. federal statutory rates of 21.0% and 35.0%, respectively, principally due to subpart F income (for the nine months ended September 30, 2018 subpart F income is primarily due to global intangible low-taxed income ("GILTI") earned by the Company’s foreign subsidiaries), changes in the Company’s uncertain tax positions, related valuation allowances as described more fully below, and certain other permanent items. The Company accounts for the GILTI tax in the period in which such tax arises.

The impact of the U.S. Tax Reform Act has been reflected in the Company's U.S. federal and state income tax returns the Company filed during the quarter ended September 30, 2018. The estimated impact of the U.S. Tax Reform Act as filed by the Company within its federal and state income tax returns has been reflected within the Company’s income tax provision for the three and nine month periods ended September 30, 2018 and remains provisional. The Company will continue to assess the impact of the U.S. Tax Reform Act and will record adjustments through the income tax provision in the relevant period as authoritative guidance is made available to the public. Accordingly, the impact of the U.S. Tax Reform Act may ultimately differ from the impact reflected in the Company's U.S. federal and state income tax returns and income tax provision due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions the Company has currently made, including actions the Company may take in future periods as a result of the U.S. Tax Reform Act.

The Company has been involved in a dispute with the Danish Tax Authority ("SKAT") regarding the royalty paid by a U.S. subsidiary of Tempur Sealy International to a Danish subsidiary (the "Danish Tax Matter"). The royalty is paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production process.

With respect to the Danish Tax Matter, the Company has received income tax assessments from SKAT for the tax years 2001 through 2008 (the "Danish Assessments") asserting the royalties paid by the U.S. to the Danish subsidiary were too low, which the Company has disputed. In its assessments, SKAT asserts that the amount of royalty paid annually (reflected as a royalty rate) by the U.S. subsidiary to the Danish subsidiary is not reflective of an arm's-length transaction. Accordingly, the tax assessments received from SKAT were based, in part, on a 20% royalty rate, which is substantially higher than that historically used or deemed appropriate by the Company. The Company expected SKAT to continue issuing income tax assessments for tax years 2009 and thereafter reflecting SKAT's view that a 20% royalty rate was appropriate.

During the three month period ended September 30, 2018, the Company reached agreements with both SKAT and the U.S. Internal Revenue Service ("IRS") to settle the Danish Tax Matter for tax years 2001 to 2011 (the "Settlement Years"). The agreement to resolve the Settlement Years is hereinafter referred to as the "Settlement". The terms of the Settlement reflected the amount of the Danish liability for tax and interest that was previously accrued by the Company as an uncertain income tax position. At September 30, 2018, the Danish liability related to the Settlement (i.e., approximately DKK 835.0 million; approximately $130.0 million using the September 30, 2018 exchange rate) is included in accrued expenses and other current liabilities within the Company’s Condensed Consolidated Balance Sheet. It is anticipated that SKAT will issue the Company final tax assessments for each of the Settlement Years within the next twelve month period reflecting the Settlement, at which time the liability will be extinguished. The deferred tax asset representing the U.S. correlative benefit related to the Settlement was $46.3 million. The Company had previously recorded a valuation allowance related to such deferred tax asset of approximately $19.3 million. The Company realized the beneficial impact of the Settlement in its U.S. federal and state income tax returns for 2017 (which the Company filed in the quarter ended September 30, 2018). As such, the full correlative relief related to the Settlement was reflected in the Company’s 2017 U.S. federal and state income tax liabilities. As a result, the associated valuation allowance was released and reflected as a benefit within the Company’s income tax provision for the three month period ended September 30, 2018.

At September 30, 2018, the Company also had accrued Danish tax and interest for tax years subsequent to 2011 (the "Post-2011 Years") of approximately DKK 221.0 million ($34.4 million using the September 30, 2018 exchange rates) as an uncertain income tax liability. The amount accrued is included in other non-current liabilities on the Company's Condensed Consolidated Balance Sheet at September 30, 2018. The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish tax for the Post-2011 Years is approximately $8.4 million. The Post-2011 Years are subject to further negotiation as part of an Advance Pricing Agreement request ("APA") the Company filed with the IRS on October 26, 2018. In the APA process, the IRS will negotiate the matter for the Post-2011 Years directly with SKAT. The negotiation process is not expected to conclude in the near term.

At December 31, 2017, the Company had accrued Danish tax and interest for the Danish Tax Matter of approximately DKK 854.7 million (approximately $137.8 million using the December 31, 2017 exchange rate) as an uncertain income tax position. Approximately DKK 835.0 million (approximately $134.8 million using December 31, 2017 exchange rate) represents the amount accrued with respect to the Settlement Years. The balance of approximately DKK 19.7 million (approximately $3.2 million using the December 31, 2017 exchange rates) are accrued for the Post-2011 Years. The amount accrued at December 31, 2017 was included in other non-current liabilities on the Company's Consolidated Balance Sheet. In addition, at December 31, 2017, the Company had recorded a deferred tax asset for the U.S. correlative benefit related to the Danish Tax Matter of approximately $48.3 million. At December 31, 2017, the Company maintained a valuation allowance with respect to this benefit (specifically related to the Settlement Years) of approximately $19.3 million as it was more likely than not that this portion of the deferred tax asset would not be realized. The gross deferred tax asset was netted with the Company's U.S. deferred tax liabilities in non-current liabilities in the Company's Condensed Consolidated Balance Sheet at December 31, 2017.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company’s uncertain income tax position associated with the Danish Tax Matter is derived using the cumulative probability analysis with possible outcomes based on the Company's updated evaluation of the facts and circumstances regarding this matter and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards as required by GAAP, taking into account both the U.S. and Danish income tax implications of such outcomes. Both the uncertain income tax position and the deferred tax asset discussed herein reflects the Company’s best judgment of the facts, circumstances and information available through September 30, 2018.

If the Company is not successful in resolving the Danish Tax Matter for the Post-2011 Years or there is a change in facts and circumstances, the Company may be required to further increase its uncertain income tax position associated with this matter, or decrease its deferred tax asset, also related to this matter, which could have a material impact on the Company's reported earnings.

From June 2012 through September 30, 2018, SKAT withheld Value Added Tax refunds otherwise owed to the Company, pending resolution of the Danish Tax Matter. Total withheld refunds at September 30, 2018 and December 31, 2017 are approximately DKK 392.6 million and DKK 336.5 million, respectively, (the "VAT Withheld Refund," approximately $61.1 million and $54.1 million using the applicable exchange rates). In July 2016, the Company paid a deposit to SKAT in the amount of approximately DKK 615.2 (approximately $95.8 million and $98.9 million using the applicable exchange rates) (the "Tax Deposit") and applied approximately DKK 220.7 million (approximately $34.4 million and $35.6 million using the applicable exchange rates) of its Value Added Tax refund (the "VAT Refund Applied") to the aforementioned Danish tax liability related to the Settlement. The deposit was made to mitigate additional interest and foreign exchange exposure. At September 30, 2018, the Tax Deposit and the VAT Refund Applied are included in "Prepaid expenses and other current assets" in the Company's Condensed Consolidated Balance Sheet. At December 31, 2017, the Tax Deposit and the VAT Refund Applied are included in other non-current assets in the Company's Condensed Consolidated Balance Sheets. The balance of the VAT Withheld Refund, approximately DKK 171.9 million (approximately $26.8 million using the September 30, 2018 exchange rate) may be refunded in the future or applied to the Danish tax liability for the Post-2011 Years (as may ultimately be agreed upon with SKAT as part of the negotiation of the Post-2011 Years).

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at September 30, 2018 and December 31, 2017 would be $84.5 million and $31.7 million (exclusive of interest and penalties and translated at the applicable exchange rates, respectively. There were no other significant changes to the liability for unrecognized income tax benefits during the three months ended September 30, 2018, other than those items discussed herein. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. It is reasonably possible that there could be material changes to the amount of uncertain income tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, including the Danish tax matter, or the expiration of applicable statute of limitations; however, the Company is not able to estimate the impact of these items at this time.

(12) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per common share amounts)	2018	2017	2018	2017
Numerator:
Income from continuing operations, net of loss attributable to non-controlling interest	$45.0	$56.6	$99.1	$116.0

Denominator:
Denominator for basic earnings per common share-weighted average shares	54.5	54.0	54.4	54.0
Effect of dilutive securities:
Employee stock-based compensation	0.6	0.9	0.6	0.6
Denominator for diluted earnings per common share-adjusted weighted average shares	55.1	54.9	55.0	54.6

Basic earnings per common share for continuing operations	$0.83	$1.05	$1.82	$2.15

Diluted earnings per common share for continuing operations	$0.82	$1.03	$1.80	$2.13

The Company excluded 1.4 million and 1.1 million shares issuable upon exercise of outstanding stock options for the three months ended September 30, 2018 and 2017, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. The Company excluded 1.5 million and 1.3 million shares issuable upon exercise of outstanding stock options for the nine months ended September 30, 2018 and 2017, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(13) Business Segment Information

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

The following table summarizes total assets by segment:

(in millions)	September 30, 2018	December 31, 2017
North America	$2,880.5	$2,771.9
International	596.0	593.8
Corporate	665.1	614.9
Inter-segment eliminations	(1,342.0)	(1,302.2)
Discontinued operations	9.1	15.6
Total assets	$2,808.7	$2,694.0

     The following table summarizes property, plant and equipment, net by segment:

(in millions)	September 30, 2018	December 31, 2017
North America	$317.0	$320.0
International	51.0	53.1
Corporate	53.0	60.4
Total property, plant and equipment, net	$421.0	$433.5

The following table summarizes segment information for the three months ended September 30, 2018:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$595.8	$133.7	$—	$—	$729.5

Inter-segment sales	$1.1	$0.2	$—	$(1.3)	$—
Inter-segment royalty expense (income)	0.9	(0.9)	—	—	—
Gross profit	229.2	70.8	—	—	300.0
Operating income (loss)	81.9	25.8	(23.0)	—	84.7
Income (loss) from continuing operations before income taxes	78.5	23.5	(42.3)	—	59.7

Depreciation and amortization (1)	$16.6	$3.3	$10.0	$—	$29.9
Capital expenditures	11.2	2.9	1.2	—	15.3

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information for the three months ended September 30, 2017:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$580.6	$130.9	$—	$—	$711.5

Inter-segment sales	$0.9	$0.4	$—	$(1.3)	$—
Inter-segment royalty expense (income)	1.5	(1.5)	—	—	—
Gross profit	238.4	68.6	—	—	307.0
Operating income (loss)	99.7	23.5	(25.9)	—	97.3
Income (loss) from continuing operations before income taxes	97.0	22.0	(44.8)	—	74.2

Depreciation and amortization (1)	$13.1	$3.6	$10.0	$—	$26.7
Capital expenditures	9.3	1.7	6.4	—	17.4

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the nine months ended September 30, 2018:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,608.6	$418.2	$—	$—	$2,026.8

Inter-segment sales	$2.3	$0.4	$—	$(2.7)	$—
Inter-segment royalty expense (income)	2.2	(2.2)	—	—	—
Gross profit	616.7	220.8	—	—	837.5
Operating income (loss)	200.1	75.5	(77.2)	—	198.4
Income (loss) from continuing operations before income taxes	193.7	71.0	(134.0)	—	130.7

Depreciation and amortization (1)	$43.8	$10.2	$30.8	$—	$84.8
Capital expenditures	42.1	8.9	4.8	—	55.8

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the nine months ended September 30, 2017:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,688.3	$380.9	$—	$—	$2,069.2

Inter-segment sales	$3.1	$0.7	$—	$(3.8)	$—
Inter-segment royalty expense (income)	4.4	(4.4)	—	—	—
Gross profit	651.8	201.3	—	—	853.1
Operating income (loss)	206.9	75.4	(69.2)	—	213.1
Income (loss) from continuing operations before income taxes	210.7	69.5	(125.8)	—	154.4

Depreciation and amortization (1)	$38.3	$10.5	$19.8	$—	$68.6
Capital expenditures	23.1	5.0	15.0	—	43.1

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	September 30, 2018	December 31, 2017
United States	$349.6	$373.2
Canada	20.4	7.2
Other International	51.0	53.1
Total property, plant and equipment, net	$421.0	$433.5
Total International	$71.4	$60.3

The following table summarizes net sales by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
United States	$536.8	$517.8	$1,454.6	$1,522.5
Canada	59.0	62.8	154.0	165.8
Other International	133.7	130.9	418.2	380.9
Total net sales	$729.5	$711.5	$2,026.8	$2,069.2
Total International	$192.7	$193.7	$572.2	$546.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(14) Guarantor/Non-Guarantor Financial Information

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

The following supplemental financial information presents the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended September 30, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$556.6	$197.4	$(24.5)	$729.5
Cost of sales	—	338.6	114.1	(23.2)	429.5
Gross profit	—	218.0	83.3	(1.3)	300.0
Selling and marketing expenses	2.2	98.2	48.1	(2.6)	145.9
General, administrative and other expenses	4.6	56.3	13.8	(1.5)	73.2
Equity income in earnings of unconsolidated affiliates	—	—	(3.8)	—	(3.8)
Operating (loss) income	(6.8)	63.5	25.2	2.8	84.7

Other expense, net:
Third party interest expense, net	14.9	7.8	1.1	(0.2)	23.6
Intercompany interest (income) expense, net	(1.7)	3.3	(1.6)	—	—
Interest expense (income), net	13.2	11.1	(0.5)	(0.2)	23.6
Other (income) expense, net	—	(1.5)	2.5	0.4	1.4
Total other expense, net	13.2	9.6	2.0	0.2	25.0

Income (loss) from equity investees	57.8	(14.9)	—	(42.9)	—

Income from continuing operations before income taxes	37.8	39.0	23.2	(40.3)	59.7
Income tax benefit (provision)	3.6	18.8	(38.1)	0.1	(15.6)
Income (loss) from continuing operations	41.4	57.8	(14.9)	(40.2)	44.1
Loss from discontinued operations, net of tax	—	—	—	(2.7)	(2.7)
Net income (loss) before non-controlling interest	41.4	57.8	(14.9)	(42.9)	41.4
Less: Net loss attributable to non-controlling interest	(0.9)	(0.8)	(0.1)	0.9	(0.9)
Net income (loss) attributable to Tempur Sealy International, Inc.	$42.3	$58.6	$(14.8)	$(43.8)	$42.3

Comprehensive income (loss) attributable to Tempur Sealy International, Inc.	$44.7	$58.6	$(12.4)	$(46.2)	$44.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended September 30, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$520.2	$222.8	$(31.5)	$711.5
Cost of sales	—	300.4	130.4	(26.3)	404.5
Gross profit	—	219.8	92.4	(5.2)	307.0
Selling and marketing expenses	1.4	101.7	52.3	(3.4)	152.0
General, administrative and other expenses	4.9	42.4	23.7	(4.5)	66.5
Equity income in earnings of unconsolidated affiliates	—	—	(3.5)	—	(3.5)
Royalty income, net of royalty expense	—	(5.3)	—	—	(5.3)
Operating (loss) income	(6.3)	81.0	19.9	2.7	97.3

Other expense, net:
Third party interest expense, net	14.8	6.7	10.5	(9.9)	22.1
Intercompany interest (income) expense, net	(1.1)	2.8	(1.7)	—	—
Interest expense, net	13.7	9.5	8.8	(9.9)	22.1
Other (income) expense, net	—	(4.5)	5.6	(0.1)	1.0
Total other expense, net	13.7	5.0	14.4	(10.0)	23.1

Income from equity investees	53.8	1.7	—	(55.5)	—

Income from continuing operations before income taxes	33.8	77.7	5.5	(42.8)	74.2
Income tax benefit (provision)	7.4	(23.9)	(3.8)	(0.7)	(21.0)
Income from continuing operations	41.2	53.8	1.7	(43.5)	53.2
Loss from discontinued operations, net of tax	—	—	—	(12.0)	(12.0)
Net income before non-controlling interest	41.2	53.8	1.7	(55.5)	41.2
Less: Net loss attributable to non-controlling interest	(3.4)	—	(3.4)	3.4	(3.4)
Net income attributable to Tempur Sealy International, Inc.	$44.6	$53.8	$5.1	$(58.9)	$44.6

Comprehensive income attributable to Tempur Sealy International, Inc.	$54.2	$54.0	$14.6	$(68.6)	$54.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations		Consolidated
Net sales	$—	$1,507.6	$594.3	$(75.1)		$2,026.8
Cost of sales	—	918.0	338.5	(67.2)		1,189.3
Gross profit	—	589.6	255.8	(7.9)		837.5
Selling and marketing expenses	6.3	296.5	152.0	(10.2)		444.6
General, administrative and other expenses	14.3	154.0	42.5	(4.8)		206.0
Equity income in earnings of unconsolidated affiliates	—	—	(11.5)	—		(11.5)
Operating (loss) income	(20.6)	139.1	72.8	7.1		198.4

Other expense, net:
Third party interest expense, net	44.7	22.3	4.2	(1.7)		69.5
Intercompany interest (income) expense, net	(5.3)	7.8	(2.5)	—		—
Interest expense, net	39.4	30.1	1.7	(1.7)		69.5
Other (income) expense, net	—	(7.1)	7.4	(2.1)	—	(1.8)
Total other expense, net	39.4	23.0	9.1	(3.8)		67.7

Income from equity investees	134.1	15.1	—	(149.2)		—

Income from continuing operations before income taxes	74.1	131.2	63.7	(138.3)		130.7
Income tax benefit (provision)	11.3	2.9	(48.6)	—		(34.4)
Income from continuing operations	85.4	134.1	15.1	(138.3)		96.3
Loss from discontinued operations, net of tax	—	—	—	(10.9)		(10.9)
Net income before non-controlling interest	85.4	134.1	15.1	(149.2)		85.4
Less: Net loss attributable to non-controlling interest	(2.8)	(2.6)	(0.2)	2.8		(2.8)
Net income attributable to Tempur Sealy International, Inc.	$88.2	$136.7	$15.3	$(152.0)		$88.2

Comprehensive income attributable to Tempur Sealy International, Inc.	$78.9	$136.1	$6.6	$(142.7)		$78.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$1,522.4	$641.2	$(94.4)	$2,069.2
Cost of sales	—	920.9	375.3	(80.1)	1,216.1
Gross profit	—	601.5	265.9	(14.3)	853.1
Selling and marketing expenses	4.2	308.9	148.3	(10.0)	451.4
General, administrative and other expenses	13.8	132.2	60.5	(6.7)	199.8
Customer termination charges, net	(8.4)	21.8	1.0	—	14.4
Equity income in earnings of unconsolidated affiliates	—	—	(10.6)	—	(10.6)
Royalty income, net of royalty expense	—	(15.0)	—	—	(15.0)
Operating (loss) income	(9.6)	153.6	66.7	2.4	213.1

Other expense, net:
Third party interest expense, net	44.7	19.4	12.1	(10.8)	65.4
Intercompany interest (income) expense, net	(3.6)	5.6	(2.0)	—	—
Interest expense, net	41.1	25.0	10.1	(10.8)	65.4
Other (income) expense, net	—	(13.6)	5.2	1.7	(6.7)
Total other expense, net	41.1	11.4	15.3	(9.1)	58.7

Income from equity investees	129.1	33.6	—	(162.7)	—

Income from continuing operations before income taxes	78.4	175.8	51.4	(151.2)	154.4
Income tax benefit (provision)	16.5	(46.7)	(17.8)	1.5	(46.5)
Income from continuing operations	94.9	129.1	33.6	(149.7)	107.9
Loss from discontinued operations, net of tax	—	—	—	(13.0)	(13.0)
Net income before non-controlling interest	94.9	129.1	33.6	(162.7)	94.9
Less: Net loss attributable to non-controlling interest	(8.1)	—	(8.1)	8.1	(8.1)
Net income attributable to Tempur Sealy International, Inc.	$103.0	$129.1	$41.7	$(170.8)	$103.0

Comprehensive income attributable to Tempur Sealy International, Inc.	$130.1	$124.6	$73.4	$(198.0)	$130.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
September 30, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$10.5	$22.9	$(1.3)	$32.1
Accounts receivable, net	—	12.8	352.1	9.2	374.1
Inventories	—	160.8	61.6	(1.9)	220.5
Prepaid expenses and other current assets	274.3	97.0	147.0	(275.0)	243.3
Current assets of discontinued operations	—	—	—	7.6	7.6
Total Current Assets	274.3	281.1	583.6	(261.4)	877.6
Property, plant and equipment, net	—	349.6	72.4	(1.0)	421.0
Goodwill	—	508.8	218.0	(0.3)	726.5
Other intangible assets, net	—	575.8	81.3	(0.1)	657.0
Deferred income taxes	12.7	—	22.8	(12.7)	22.8
Other non-current assets	—	51.9	50.5	(0.1)	102.3
Net investment in subsidiaries	645.6	215.1	—	(860.7)	—
Due from affiliates	420.1	127.2	25.4	(572.7)	—
Non-current assets of discontinued operations	—	—	—	1.5	1.5
Total Assets	$1,352.7	$2,109.5	$1,054.0	$(1,707.5)	$2,808.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$196.0	$61.3	$9.3	$266.6
Accrued expenses and other current liabilities	21.4	150.2	207.2	(2.8)	376.0
Income taxes payable	—	270.4	15.6	(274.8)	11.2
Current portion of long-term debt	—	40.2	32.8	—	73.0
Current liabilities of discontinued operations	—	—	—	6.9	6.9
Total Current Liabilities	21.4	656.8	316.9	(261.4)	733.7
Long-term debt, net	1,042.7	559.7	13.6	—	1,616.0
Deferred income taxes	—	117.8	16.6	(12.7)	121.7
Other non-current liabilities	—	76.8	51.0	(1.1)	126.7
Due to affiliates	79.1	52.8	440.8	(572.7)	—
Non-current liabilities of discontinued operations	—	—	—	1.1	1.1
Total Liabilities	1,143.2	1,463.9	838.9	(846.8)	2,599.2

Total Stockholders' Equity	209.5	645.6	215.1	(860.7)	209.5
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$1,352.7	$2,109.5	$1,054.0	$(1,707.5)	$2,808.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
December 31, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.1	$12.3	$29.5	$(0.8)	$41.1
Accounts receivable, net	—	5.1	322.2	(16.5)	310.8
Inventories	—	103.4	79.6	(3.9)	179.1
Prepaid expenses and other current assets	261.0	50.6	13.4	(261.6)	63.4
Current assets of discontinued operations	—	—	—	13.0	13.0
Total Current Assets	261.1	171.4	444.7	(269.8)	607.4
Property, plant and equipment, net	—	360.4	74.7	(1.6)	433.5
Goodwill	—	507.6	225.5	(0.4)	732.7
Other intangible assets, net	—	577.5	89.9	(0.3)	667.1
Deferred income taxes	11.8	—	23.6	(12.0)	23.4
Other non-current assets	—	47.2	180.2	(0.1)	227.3
Net investment in subsidiaries	2,381.0	127.7	—	(2,508.7)	—
Due from affiliates	87.2	1,975.9	15.6	(2,078.7)	—
Non-current assets of discontinued operations	—	—	—	2.6	2.6
Total Assets	$2,741.1	$3,767.7	$1,054.2	$(4,869.0)	$2,694.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$174.6	$76.2	$(22.5)	$228.3
Accrued expenses and other current liabilities	7.6	144.2	82.4	(11.9)	222.3
Income taxes payable	—	279.3	10.0	(261.1)	28.2
Current portion of long-term debt	—	35.7	36.7	—	72.4
Current liabilities of discontinued operations	—	—	—	25.7	25.7
Total Current Liabilities	7.6	633.8	205.3	(269.8)	576.9
Long-term debt, net	1,041.6	589.4	49.7	—	1,680.7
Deferred income taxes	—	107.8	18.3	(11.8)	114.3
Other non-current liabilities	—	55.2	152.2	(1.3)	206.1
Due from affiliates	1,577.2	0.5	501.0	(2,078.7)	—
Non-current liabilities of discontinued operations	—	—	—	1.3	1.3
Total Liabilities	2,626.4	1,386.7	926.5	(2,360.3)	2,579.3

Redeemable non-controlling interest	2.2	—	2.2	(2.2)	2.2

Total Stockholders' Equity	112.5	2,381.0	125.5	(2,506.5)	112.5
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,741.1	$3,767.7	$1,054.2	$(4,869.0)	$2,694.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

 Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(28.4)	$132.7	$8.7	$17.6	$130.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(46.4)	(9.6)	0.2	(55.8)
Contributions (paid to) received from subsidiaries and affiliates	—	(83.6)	83.6	—	—
Other	—	0.1	0.2	—	0.3
Net cash (used in) provided by investing activities from continuing operations	—	(129.9)	74.2	0.2	(55.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	335.6	527.4	—	863.0
Repayments of borrowings under long-term debt obligations	—	(358.1)	(564.6)	—	(922.7)
Net activity in investment in and advances from (to) subsidiaries and affiliates	27.6	21.7	(49.3)	—	—
Proceeds from exercise of stock options	4.2	—	—	—	4.2
Treasury stock repurchased	(3.5)	—	—	—	(3.5)
Other	—	(3.8)	(0.9)	—	(4.7)
Net cash provided by (used in) financing activities from continuing operations	28.3	(4.6)	(87.4)	—	(63.7)

Net cash (used in) provided by continuing operations	(0.1)	(1.8)	(4.5)	17.8	11.4

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows, net	—	—	—	(17.6)	(17.6)
Investing cash flows, net	—	—	—	(0.2)	(0.2)
Financing cash flows, net	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	(17.8)	(17.8)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2.1)	—	(2.1)
Decrease in cash and cash equivalents	(0.1)	(1.8)	(6.6)	—	(8.5)
CASH AND CASH EQUIVALENTS, beginning of period	0.1	12.3	29.5	—	41.9
CASH AND CASH EQUIVALENTS, end of period	$—	$10.5	$22.9	$—	$33.4
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	$—	—	1.3	—	1.3
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$—	10.5	$21.6	—	32.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(27.0)	$352.8	$(123.3)	$14.1	$216.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(35.9)	(7.5)	0.3	(43.1)
Contributions (paid to) received from subsidiaries and affiliates	—	(159.5)	159.5		—
Other	—	0.9	4.0	(4.0)	0.9
Net cash (used in) provided by investing activities from continuing operations	—	(194.5)	156.0	(3.7)	(42.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	523.8	462.1	—	985.9
Repayments of borrowings under long-term debt obligations	—	(703.2)	(421.5)	—	(1,124.7)
Net activity in investment in and advances from (to) subsidiaries and affiliates	66.1	21.4	(87.5)	—	—
Proceeds from exercise of stock options	6.5	—	—	—	6.5
Treasury stock repurchased	(44.9)	—	—	—	(44.9)
Payments of deferred financing costs	—	—	(0.5)	—	(0.5)
Other	—	(0.2)	(2.7)	—	(2.9)
Net cash provided by (used in) financing activities from continuing operations	27.7	(158.2)	(50.1)	—	(180.6)

Net cash provided by (used in) continuing operations	0.7	0.1	(17.4)	10.4	(6.2)

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows, net	—	—	—	(14.1)	(14.1)
Investing cash flows, net	—	—	—	3.7	3.7
Financing cash flows, net	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	(10.4)	(10.4)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(7.3)	—	(7.3)
Increase (decrease) in cash and cash equivalents	0.7	0.1	(24.7)	—	(23.9)
CASH AND CASH EQUIVALENTS, beginning of period	—	7.9	57.8	—	65.7
CASH AND CASH EQUIVALENTS, end of period	$0.7	$8.0	$33.1	$—	$41.8
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	—	2.2	—	2.2
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$—	$8.0	$30.9	$—	$39.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (the "Annual Report"), including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the Annual Report, and the accompanying Condensed Consolidated Financial Statements and notes thereto included in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our strategy, our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report, in the Annual Report and the section titled "Risk Factors" contained in Item 1A or Part I of the Annual Report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and nine months ended September 30, 2018, including the following topics:

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

Business Segments

We operate in two segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, and licensees located in the U.S. and Canada. Our International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America. We evaluate segment performance based on net sales, gross profit and operating income.

Discontinued Operations

We completed an evaluation of our International segment operations and identified certain subsidiaries with low profitability and difficult operating environments with higher operational risk and volatility. As a result of this evaluation, we decided to divest of the net assets of certain subsidiaries in the Latin American region and enter into licensee relationships in those markets. Certain of the dispositions occurred during the three months ended September 30, 2018, with the remaining actions expected to be taken over the next several months. We have accounted for these subsidiaries as discontinued operations in our financial statements. These subsidiaries earned $6.4 million and $26.8 million in net sales for the three and nine months ended September 30, 2018, respectively. We expect to receive royalty payments from these licensee relationships in future years.

Factors That Could Impact Results of Operations

The factors outlined below could impact our future results of operations. For more extensive discussion of these and other risk factors that could impact our future results of operations, please refer to "Risk Factors," under ITEM 1A of Part I and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Results of Operations" included in ITEM 7 of Part II of the Annual Report.

General Business and Economic Conditions

Our business is affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to continue. Low end bedding imports from China have significantly increased during 2018 and are competing against our value priced Sealy products in the U.S. market. These imports may be sold below cost. In September 2018, we and other industry participants filed a petition with the U.S. Department of Commerce and the U.S. International Trade Commission, alleging that many of these Chinese imports are being dumped into the U.S. market at prices below cost. As a result of this petition, the U.S. International Trade Commission commenced an investigation which is expected to take nine to thirteen months to complete.

We have experienced a decline in certain North America department store accounts. In the third quarter of 2018, we recorded $8.0 million of bad debt expense as a result of the declining performance in traditional bedding and department store retailers.

We are focused on developing our North America distribution network by opening more company-owned stores and expanding our online availability. We currently expect to have 60 to 80 company-owned retail stores in operation by the end of 2019, which may grow to 150 company-owned stores over the long term. We expect these company-owned stores to complement our existing third-party retail partners by increasing our product's brand awareness in the local markets. We also plan to expand our offerings in our own e-commerce platform and with third-party online retailers where our market share is still very low. Bedding sales have increased significantly online, as a growing segment of consumers prefer to purchase bedding products through this channel.

We continue to make strategic investments, including: introducing new products; investing in increasing our global brand awareness; implementing initiatives to expand our North American margins while executing our sales growth strategy; investing in our operating infrastructure to meet the requirements of our business; and taking other actions to further strengthen our business.

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

For the nine months ended September 30, 2017, our sales to Mattress Firm were $95.7 million, representing 4.6% of our sales for the period, and we received $9.3 million of one-time payments pursuant to the transition agreements with Mattress Firm. Since we have no sales to Mattress Firm in the nine months ended September 30, 2018, our year-over-year comparison is negatively impacted. Additionally, North America sales trends were unfavorably impacted in 2018 due to Mattress Firm's discounting practices and free product offers, primarily impacting sales of our value priced Sealy products.

While the loss of the Mattress Firm relationship had a material impact on our operating results in 2017, we believe the termination of the business relationship was and continues to be in the long-term interests of our stockholders. To improve net sales and volume leverage in 2018, we will continue to focus on increasing the balance of our market share with our Wholesale customers and increasing doors in certain under-served markets.

For further discussion of the risks associated with large customers, refer to "Risk Factors," under ITEM 1A of Part I of the Annual Report and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Results of Operations" included in ITEM 7 of Part II of the Annual Report.

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

In the first half of 2018, we began launching significant new products in our North America segment. We launched entry-level Tempur mattresses, Tempur pillows, Sealy Hybrid mattresses and adjustable bases. During the second quarter of 2018, we delayed the launch of our Tempur products to meet our high quality standards, which unfavorably impacted both our Wholesale and Direct channel sales. We expect to introduce our higher-end Tempur mattresses in the fourth quarter of 2018 and first quarter of 2019, and we plan to introduce our new Stearns & Foster lineup in the first quarter of 2019. In 2018, our profitability in North America was unfavorably impacted by the order of our Tempur mattress rollout, as some consumers purchased our new mattresses instead of our existing higher-end mattresses. We expect this trend to continue until we complete the introduction of our higher-end Tempur mattresses. Sales in both of our channels will also be unfavorably impacted as retailers discount and sell through their existing inventory of our products in anticipation of the release of our new products.

In 2018, we expect to incur incremental product launch costs of $12.0 million as compared to 2017 due to the significant launch of our Tempur products in the North America segment. In 2017, we launched our value priced Sealy products under a unified masterbrand. In our International segment, we expect lower product launch costs in 2018 as compared to 2017 when we relaunched our flagship line of Tempur mattresses.

Financial Leverage

As of September 30, 2018, we had $1,697.1 million of total debt outstanding, net income was $42.3 million for the third quarter of 2018 and our adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA"), which is not accepted under U.S. generally accepted accounting principles ("GAAP") as a financial measure, was $418.6 million for the trailing twelve months ended September 30, 2018. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations to service our current debt obligations or that future borrowing will be available. As of September 30, 2018, our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA calculated in accordance with the 2016 Credit Agreement was 4.05 times, which was within the covenant in our debt agreements which limits this ratio to 5.00 times for the trailing twelve months ended September 30, 2018. For more information on this non-GAAP financial measure and compliance with the 2016 Credit Agreement, please refer to "Non-GAAP Financial Information" below.

Commodities

In the nine months ended September 30, 2018, commodity cost inflation unfavorably impacted our gross margin by approximately $40 million. Future changes in raw material prices could have an additional unfavorable impact on our gross margin. We currently expect commodity cost inflation of approximately $55 million in 2018. As a result of significant commodity cost increases, we have implemented price increases on our products three times in 2018. In the first quarter of 2019, we also plan to implement a price increase on our adjustable bases imported from China as a result of import tariffs that will be absorbed in the fourth quarter of 2018, as there is generally a lag to fully offset these inflationary pressures.

Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform Act")

The estimated impacts of the U.S. Tax Reform Act recorded during 2017 and the three and nine months ended September 30, 2018, are provisional in nature. We will continue to assess the impact of the U.S. Tax Reform Act and will record adjustments through the income tax provision in the relevant period as authoritative guidance is made available to the public. Accordingly, the impact of the U.S. Tax Reform Act may differ from our provisional estimates for a number of reasons, including information that is not currently available, changes in the interpretation of tax laws and the issuance of additional guidance. We may also change our current assumptions and take alternative actions in future periods as a result of the U.S. Tax Reform Act.

Restructuring Costs

We recently completed an evaluation of our International segment operations to determine the proper allocation of our resources in markets where the risk and return are reasonable. We identified certain subsidiaries with low profitability and difficult operating environments with higher operational risk and volatility. Certain of these subsidiaries are included in discontinued operations in our financial statements. As a result, we are converting certain of these subsidiaries to licensee and third-party distribution arrangements. During the second and third quarters of 2018, we incurred $5.8 million of restructuring costs associated with these International segment simplification efforts, including headcount reduction, professional fees and store closure costs. We expect to incur additional restructuring costs in the fourth quarter of 2018 as we continue to streamline the operating structure of our International business.

Recent Changes to Revenue Recognition Accounting Standards

On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." As a result of adopting Topic 606, we changed the classification of royalty income from a component of operating income to revenue. In the three and nine months ended September 30, 2018, this accounting standard adoption increased North America wholesale net sales by $1.6 million and $5.6 million, respectively, and increased International wholesale net sales by $3.9 million and $10.7 million, respectively, as compared to the same period in the prior year. There is no impact to reported operating income, net income, or EBITDA arising from this change in classification. Although these earnings measures did not change, net sales and gross margin increased compared to the same period in the prior year and operating margin was negatively impacted by this change in accounting standard. This will continue to impact our results and their comparability to the prior year period, in each quarter of 2018.

Results of Operations

A summary of our results for the three months ended September 30, 2018 include:

•
Total net sales increased 2.5% to $729.5 million from $711.5 million in the third quarter of 2017. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 3.4%, with an increase of 3.0% in the North America business segment and an increase of 4.9% in the International business segment.

•
Gross margin was 41.1% as compared to 43.1% in the third quarter of 2017. Gross margin in the third quarter of 2018 included $4.9 million of restructuring charges and $3.7 million of supply chain transition costs. Adjusted gross margin, which is a non-GAAP financial measure, was 42.3% as compared to 43.3% in the third quarter of 2017.

•
Operating income decreased 12.9% to $84.7 million as compared to $97.3 million in the third quarter of 2017. Operating income in the third quarter of 2018 included $9.4 million of restructuring charges and $3.7 million of supply chain transition costs. Adjusted operating income, which is a non-GAAP financial measure, decreased 2.5% to $97.8 million as compared to $100.3 million in the third quarter of 2017.

•
Net income decreased 5.2% to $42.3 million as compared to $44.6 million in the third quarter of 2017. Adjusted net income, which is a non-GAAP financial measure, increased 0.9% to $56.1 million as compared to $55.6 million in the third quarter of 2017.

•
Earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, decreased 1.5% to $112.7 million as compared to $114.4 million for the third quarter of 2017. Adjusted EBITDA, which is a non-GAAP financial measure, decreased 1.3% to $127.7 million as compared to $129.4 million in the third quarter of 2017.

•
Earnings per diluted share ("EPS") decreased 4.9% to $0.77 as compared to $0.81 in the third quarter of 2017. Adjusted EPS, which is a non-GAAP financial measure, increased 1.0% to $1.02 as compared to $1.01 in the third quarter of 2017.

For a discussion and reconciliation of non-GAAP financial measures as discussed above to the corresponding GAAP financial results, refer to the non-GAAP financial information set forth below under the heading "Non-GAAP Financial Information."

We may refer to net sales or earnings or other historical financial information on a "constant currency basis," which is a non-GAAP financial measure. These references to constant currency basis do not include operational impacts that could result from fluctuations in foreign currency rates. To provide information on a constant currency basis, the applicable financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior year period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Constant currency information is not recognized under GAAP, and it is not intended as an alternative to GAAP measures. Refer to ITEM 3 under Part I of this Report for a discussion of our foreign currency disclosure.

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE
THREE MONTHS ENDED SEPTEMBER 30, 2017

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended September 30,
(in millions, except percentages and per share amounts)	2018		2017
Net sales	$729.5	100.0%	$711.5	100.0%
Cost of sales	429.5	58.9	404.5	56.9
Gross profit	300.0	41.1	307.0	43.1
Selling and marketing expenses	145.9	20.0	152.0	21.4
General, administrative and other expenses	73.2	10.0	66.5	9.3
Equity income in earnings of unconsolidated affiliates	(3.8)	(0.5)	(3.5)	(0.5)
Royalty income, net of royalty expense	—	—	(5.3)	(0.7)
Operating income	84.7	11.6	97.3	13.7

Other expense, net:
Interest expense, net	23.6	3.2	22.1	3.1
Other expense, net	1.4	0.2	1.0	0.1
Total other expense, net	25.0	3.4	23.1	3.2

Income from continuing operations before income taxes	59.7	8.2	74.2	10.4
Income tax provision	(15.6)	(2.1)	(21.0)	(3.0)
Income from continuing operations	44.1	6.0	53.2	7.5
Loss from discontinued operations, net of tax	(2.7)	(0.4)	(12.0)	(1.7)
Net income before non-controlling interest	41.4	5.7	41.2	5.8
Less: Net loss attributable to non-controlling interest	(0.9)	(0.1)	(3.4)	(0.5)
Net income attributable to Tempur Sealy International, Inc.	$42.3	5.8%	$44.6	6.3%

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.83		$1.05
Loss per share for discontinued operations	$(0.05)		$(0.22)
Earnings per share	$0.78		$0.83

Diluted
Earnings per share for continuing operations	$0.82		$1.03
Loss per share for discontinued operations	$(0.05)		$(0.22)
Earnings per share	$0.77		$0.81

Weighted average common shares outstanding:
Basic	54.5		54.0
Diluted	55.1		54.9

NET SALES

	Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale channel	$660.9	$658.2	$553.6	$547.3	$107.3	$110.9
Direct channel	68.6	53.3	42.2	33.3	26.4	20.0
Total net sales	$729.5	$711.5	$595.8	$580.6	$133.7	$130.9

Net sales increased 2.5%, and on a constant currency basis increased 3.4%. The increase in net sales was driven by:

•
North America net sales increased $15.2 million, or 2.6%. Net sales in the Wholesale channel increased $6.3 million, or 1.2%. Net sales in our Direct channel increased $8.9 million, or 26.7%, driven by growth from expanded retail stores. On a constant currency basis, North America net sales increased 3.0%.

•
International net sales increased $2.8 million, or 2.1%. On a constant currency basis, International net sales increased 4.9%, driven primarily by Direct channel growth. Net sales in the Wholesale channel decreased 0.7% on a constant currency basis. Net sales in the Direct channel increased 36.0% on a constant currency basis, driven by growth from company-owned stores.

GROSS PROFIT

	Three Months Ended September 30,
	2018		2017
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$229.2	38.5%	$238.4	41.1%	(2.6)%
International	70.8	53.0%	68.6	52.4%	0.6%
Consolidated gross margin	$300.0	41.1%	$307.0	43.1%	(2.0)%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Gross margin declined 200 basis points. The principal factors impacting gross margin for each segment are discussed below:

•
North America gross margin declined 260 basis points. The decline in gross margin was primarily driven by commodity cost inflation of 170 basis points and unfavorable product mix of 150 basis points. We also recorded $4.9 million of restructuring charges related to our acquisition of the remaining interest in a joint venture and $3.7 million of supply chain transition costs to consolidate certain manufacturing and distribution facilities, resulting in an unfavorable impact of 130 basis points. These were partially offset by favorable brand mix of 90 basis points, favorable pricing of 60 basis points and other favorable operational improvements.

•
International gross margin improved 60 basis points. The improvement in gross margin was driven primarily by the change in classification of royalty income due to the adoption of the new revenue recognition accounting standard of 100 basis points, favorable operational improvements of 70 basis points and favorable product launch costs of 70 basis points. These were partially offset by unfavorable mix of 130 basis points, unfavorable foreign exchange and commodity cost inflation.

OPERATING EXPENSES

	Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$69.1	$76.8	$59.2	$66.4	$9.9	$10.4	$—	$—
Other selling and marketing expenses	76.8	75.2	45.7	45.5	28.9	28.3	2.2	1.4
General, administrative and other expenses	73.2	66.5	42.4	29.1	10.0	12.9	20.8	24.5
Total operating expenses	$219.1	$218.5	$147.3	$141.0	$48.8	$51.6	$23.0	$25.9

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

Operating expenses increased $0.6 million, or 0.3%, and decreased 70 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses increased $6.3 million, or 4.5%, and increased 40 basis points as a percentage of net sales. The increase in operating expenses was driven by increased bad debt expense of $6.7 million, primarily driven by the bankruptcy of a department store retailer. We also recorded $4.1 million of restructuring charges related to our acquisition of the remaining interest in a joint venture. These increases were partially offset by decreased investments in our advertising programs, as well as decreased incentive compensation.

•
International operating expenses decreased $2.8 million, or 5.4%, and decreased 290 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by a decrease in general, administrative and other expenses. In the third quarter of 2017, we recognized $1.9 million of customer-related charges. In the third quarter of 2018, we recorded $0.4 million of costs associated with International simplification efforts, including headcount reduction and professional fees.

•	Corporate operating expenses decreased $2.9 million, or 11.2%, primarily driven by decreased incentive compensation costs.

OPERATING INCOME

	Three Months Ended September 30,
	2018		2017
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$81.9	13.7%	$99.7	17.2%	(3.5)%
International	25.8	19.3%	23.5	18.0%	1.3%
	107.7		123.2
Corporate expenses	(23.0)		(25.9)
Total operating income	$84.7	11.6%	$97.3	13.7%	(2.1)%

Operating income decreased $12.6 million and operating margin declined 210 basis points. The decreases in operating income and operating margin by segment are discussed below.

•
North America operating income decreased $17.8 million and operating margin declined 350 basis points. The decline in operating margin was primarily driven by the decline in gross margin. In the third quarter of 2018, we recorded $9.0 million of restructuring charges related to our acquisition of the remaining interest in a joint venture and $3.7 million of supply chain transition costs. In addition, we recognized additional bad debt expense associated with the bankruptcy of a department store retailer, partially offset by decreased investments in direct advertising.

•
International operating income increased $2.3 million and operating margin improved 130 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin and decreases in operating expenses. These drivers were partially offset by the change in classification of royalty income due to the adoption of the new revenue recognition accounting standard. In the third quarter of 2017, we recognized $1.9 million of customer-related charges. In the third quarter of 2018, we recognized $0.4 million of costs associated with our International simplification efforts, including headcount reduction and professional fees.

•	Corporate operating expenses decreased $2.9 million, which positively impacted our consolidated operating margin by 40 basis points.

INTEREST EXPENSE, NET

	Three Months Ended September 30,
(in millions, except percentages)	2018	2017	% Change
Interest expense, net	$23.6	$22.1	6.8%

Interest expense, net, increased $1.5 million, or 6.8%. The increase in interest expense, net, was driven by higher interest rates on our variable rate debt, offset in part by reduced levels of outstanding debt.

INCOME TAX PROVISION

	Three Months Ended September 30,
(in millions, except percentages)	2018	2017	% Change
Income tax provision	$15.6	$21.0	(25.7)%
Effective tax rate	26.1%	28.3%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $5.4 million due to a decrease in income before income taxes. Our effective tax rate decreased 220 basis points, which included the favorable impact to our effective tax rate of the lower U.S. statutory rates as a result of the U.S. Tax Reform Act. The effective tax rate for the three months ended September 30, 2018 included the net impact of the Danish Tax Matter and the impact of the U.S. Tax Reform Act as reflected on the Company’s U.S. income tax returns filed during the three months ended September 30, 2018 and other discrete items.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 2017

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Nine Months Ended September 30,
(in millions, except percentages and per share amounts)	2018		2017
Net sales	$2,026.8	100.0%	$2,069.2	100.0%
Cost of sales	1,189.3	58.7	1,216.1	58.8
Gross profit	837.5	41.3	853.1	41.2
Selling and marketing expenses	444.6	21.9	451.4	21.8
General, administrative and other expenses	206.0	10.2	199.8	9.7
Customer termination charges, net	—	—	14.4	0.7
Equity income in earnings of unconsolidated affiliates	(11.5)	(0.6)	(10.6)	(0.5)
Royalty income, net of royalty expense	—	—	(15.0)	(0.7)
Operating income	198.4	9.8	213.1	10.3

Other expense, net:
Interest expense, net	69.5	3.4	65.4	3.2
Other income, net	(1.8)	(0.1)	(6.7)	(0.3)
Total other expense, net	67.7	3.3	58.7	2.8

Income from continuing operations before income taxes	130.7	6.4	154.4	7.5
Income tax provision	(34.4)	(1.7)	(46.5)	(2.2)
Income from continuing operations	96.3	4.8	107.9	5.2
Loss from discontinued operations, net of tax	(10.9)	(0.5)	(13.0)	(0.6)
Net income before non-controlling interest	85.4	4.2	94.9	4.6
Less: Net loss attributable to non-controlling interest	(2.8)	(0.1)	(8.1)	(0.4)
Net income attributable to Tempur Sealy International, Inc.	$88.2	4.4%	$103.0	5.0%

Earnings per common share:

Basic
Earnings per share for continuing operations	$1.82		$2.15
Loss per share for discontinued operations	$(0.20)		$(0.24)
Earnings per share	$1.62		$1.91

Diluted
Earnings per share for continuing operations	$1.80		$2.13
Loss per share for discontinued operations	$(0.20)		$(0.24)
Earnings per share	$1.60		$1.89

Weighted average common shares outstanding:
Basic	54.4		54.0
Diluted	55.0		54.6

NET SALES

	Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale channel	$1,845.6	$1,924.9	$1,501.9	$1,601.5	$343.7	$323.4
Direct channel	181.2	144.3	106.7	86.8	74.5	57.5
Total net sales	$2,026.8	$2,069.2	$1,608.6	$1,688.3	$418.2	$380.9

Net sales decreased 2.0%, and on a constant currency basis decreased 2.9%. The decrease in net sales was driven by:

•
North America net sales decreased $79.7 million, or 4.7%. Excluding Mattress Firm, North America net sales were flat. In 2017, net sales to Mattress Firm were $95.7 million. Net sales in the Wholesale channel decreased $99.6 million, or 6.2%, driven primarily by the termination of our contract with Mattress Firm. Additionally, we experienced a decline in certain department store accounts. Excluding sales to Mattress Firm, Wholesale net sales decreased 0.3%. Net sales in our Direct channel increased $19.9 million, or 22.9%, primarily driven by expanded retail stores. On a constant currency basis, North America net sales decreased 4.8%.

•
International net sales increased $37.3 million, or 9.8%. On a constant currency basis, International net sales increased 5.7%, driven primarily by growth across all regions. Net sales in the Wholesale channel increased 1.9% on a constant currency basis. Net sales in the Direct channel increased 26.8% on a constant currency basis, primarily driven by growth from company-owned stores.

GROSS PROFIT

	Nine Months Ended September 30,
	2018		2017
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$616.7	38.3%	$651.8	38.6%	(0.3)%
International	220.8	52.8%	201.3	52.8%	—%
Consolidated gross margin	$837.5	41.3%	$853.1	41.2%	0.1%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Gross margin improved 10 basis points. The principal factors impacting gross margin for each segment are discussed below.

•
North America gross margin declined 30 basis points. The decline in gross margin was primarily driven by commodity cost inflation of 200 basis points and unfavorable product mix. We also recorded $4.9 million of restructuring charges related to our acquisition of the remaining interest in a joint venture and $3.7 million of supply chain transition costs to consolidate certain manufacturing and distribution facilities. The decline in gross margin was offset by operational improvements of 130 basis points, favorable brand mix and favorable pricing. In the first quarter of 2017, we also recorded costs associated with a $5.4 million write-off of customer-unique inventory and $6.1 million of increased product obligations as a result of the termination of the Mattress Firm relationship.

•
International gross margin was flat. The change in gross margin was primarily driven by unfavorable mix of 140 basis points and unfavorable commodity cost inflation. These were partially offset by operational improvements of 80 basis points, the change in classification of royalty income due to the adoption of the new revenue recognition accounting standard of 70 basis points and favorable product launch costs.

OPERATING EXPENSES

	Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$198.8	$220.5	$167.8	$193.4	$31.0	$27.1	$—	$—
Other selling and marketing expenses	245.8	230.9	145.8	144.6	93.7	82.1	6.3	4.2
General, administrative and other expenses	206.0	199.8	103.0	92.5	32.1	35.0	70.9	72.3
Customer termination charges, net	—	14.4	—	20.9	—	0.8	—	(7.3)
Total operating expenses	$650.6	$665.6	$416.6	$451.4	$156.8	$145.0	$77.2	$69.2

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

Operating expenses decreased $15.0 million, or 2.3%, and decreased 10 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses decreased $34.8 million, or 7.7%, and decreased 80 basis points as a percentage of net sales. In the first quarter of 2017, we recorded $20.9 million of charges related to the Mattress Firm termination, which included the $17.2 million write-off of the March 31, 2017 value of customer incentives and marketing assets and $3.7 million of employee-related and professional fees. The decrease was also driven by decreased participation in our wholesale cooperative advertising programs and decreased investments in our advertising programs. These decreases in 2018 as compared to 2017 were offset by $4.1 million of restructuring charges related to our acquisition of the remaining interest in a joint venture and a bad debt expense increase of $3.5 million, primarily driven by the bankruptcy of a department store retailer.

•
International operating expenses increased $11.8 million, or 8.1% and decreased 60 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by increased other selling and marketing expenses, which was impacted by unfavorable foreign exchange. In 2018, we recorded $3.8 million of costs associated with our International simplification efforts, including headcount reduction, professional fees and store closures.

•
Corporate operating expenses increased $8.0 million, or 11.6%. The increase in operating expenses was primarily driven by a $9.3 million benefit recorded in the first quarter of 2017 for the change in estimate associated with performance-based stock compensation that was no longer probable of payout following the Mattress Firm termination, offset by $0.9 million of accelerated stock-based compensation and $1.1 million of other employee-related expenses and professional fees. In 2018, we also recorded $2.0 million of professional fees associated with our International simplification efforts.

Research and development expenses for the nine months ended September 30, 2018 were $16.1 million compared to $16.9 million for the nine months ended September 30, 2017, a decrease of $0.8 million, or 4.7%.

OPERATING INCOME

	Nine Months Ended September 30,
	2018		2017
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$200.1	12.4%	$206.9	12.3%	0.1%
International	75.5	18.1%	75.4	19.8%	(1.7)%
	275.6		282.3
Corporate expenses	(77.2)		(69.2)
Total operating income	$198.4	9.8%	$213.1	10.3%	(0.5)%

Operating income decreased $14.7 million and operating margin declined 50 basis points. The decreases in operating income and operating margin by segment are discussed below.

•
North America operating income decreased $6.8 million and operating margin improved 10 basis points. The improvement in operating margin was primarily driven by lower operating expenses due to costs incurred in the first quarter of 2017 in connection with the Mattress Firm termination. In the first quarter of 2017, we recorded $32.4 million of charges associated with the Mattress Firm termination. Cost of sales included $11.5 million of charges related to the write-off of customer-unique inventory and increased product obligations. Operating expenses included $20.9 million of charges related to the write-off of customer incentives and marketing assets, as well as employee-related expenses. This improvement was offset by the decline in gross margin.

•
International operating income increased $0.1 million and operating margin declined 170 basis points. In 2018, we recorded $3.8 million of costs associated with our International simplification efforts, including headcount reduction, professional fees and store closures. In 2017, we recognized $1.9 million of customer-related charges. The decline in operating margin was driven by the change in classification of royalty income due to the adoption of the new revenue recognition accounting standard.

•
Corporate operating expenses increased $8.0 million, which negatively impacted our consolidated operating margin by 40 basis points. In the first quarter of 2017, we recorded $8.4 million of net stock-based compensation benefit.

INTEREST EXPENSE, NET

	Nine Months Ended September 30,
(in millions, except percentages)	2018	2017	% Change
Interest expense, net	$69.5	$65.4	6.3%

Interest expense, net, increased $4.1 million, or 6.3%. The increase in interest expense, net, was driven by higher interest rates on our variable rate debt, offset in part by reduced levels of outstanding debt.

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

INCOME TAX PROVISION

	Nine Months Ended September 30,
(in millions, except percentages)	2018	2017	% Change
Income tax provision	$34.4	$46.5	(26.0)%
Effective tax rate	26.3%	30.1%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision decreased $12.1 million due to a decrease in income before income taxes. Our effective tax rate decreased 380 basis points, which included the favorable impact to our effective tax rate of the lower U.S. statutory rates as a result of the U.S. Tax Reform Act. The effective tax rate for the nine months ended September 30, 2018 included a net favorable impact of the settlement of the previously-disclosed Danish Tax Matter for the years 2001 - 2011 and the impact of the U.S. Tax Reform Act as reflected on the Company’s U.S. income tax returns filed during the nine months ended September 30, 2018 and other discrete items.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our debt facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures and working capital needs. As of September 30, 2018, we had working capital of $143.9 million, including cash and cash equivalents of $32.1 million, as compared to working capital of $30.5 million including $41.1 million in cash and cash equivalents as of December 31, 2017.

The increase in working capital was primarily driven by increases in prepaid expenses and other current assets, accounts receivable and inventories, as well as decreases in current liabilities from discontinued operations and income taxes payable. These changes were offset by increases in accrued expenses and other current liabilities and accounts payable. During the third quarter of 2018, we reached an agreement with SKAT and the U.S. Internal Revenue Service ("IRS") regarding the previously-disclosed Danish Tax Matter. As a result, the $130.0 million liability owed to SKAT was reclassified from other non-current liabilities to accrued expenses and other current liabilities. We also reclassified $130.0 million from other non-current assets to prepaid expenses and other current assets for amounts on deposit with SKAT. These changes offset each other in working capital. Prepaid expenses and other current assets also increased $32.2 million for income taxes receivable, primarily driven by correlative relief provided by the IRS for the settlement of the Danish Tax Matter. Accounts receivable increases are primarily driven by the timing of customer collections. The increase in inventories was primarily due to new product introductions in 2018 and the first quarter of 2019. The decrease in current liabilities from discontinued operations was primarily due to the payment of non-income tax obligations and related interest expense. The decrease in income taxes payable was primarily due to the reclassification of certain tax liabilities to other non-current liabilities. The additional decrease in accrued expenses and other current liabilities was primarily driven by the timing of interest payments on our 2023 Senior Notes and 2026 Senior Notes and decreased incentive compensation. Accounts payable changes are primarily driven by the timing of payments to vendors.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2018	2017
Net cash provided by (used in) continuing operations:
Operating activities	$130.6	$216.6
Investing activities	(55.5)	(42.2)
Financing activities	(63.7)	(180.6)

Cash provided by operating activities from continuing operations decreased $86.0 million in the nine months ended September 30, 2018, as compared to the same period in 2017. The decrease in cash provided by operating activities is primarily driven by changes in accounts receivable, inventories and income taxes. These were offset by changes in accrued expenses and other current liabilities, accounts payable and deferred income taxes.

Cash used in investing activities from continuing operations increased $13.3 million in the nine months ended September 30, 2018 as compared to the same period in 2017. The increase in cash used in investing activities was due primarily to an increase in capital expenditures, which was primarily due to the phasing of planned capital projects.

Cash used in financing activities from continuing operations decreased $116.9 million in the nine months ended September 30, 2018 as compared to the same period in 2017. In 2018, we had net repayments of $59.7 million on our credit facilities, as compared to net repayments of $138.8 million in 2017. In the nine months ended September 30, 2018, share repurchases decreased $41.4 million as compared to the same period in 2017.

Cash Used in Discontinued Operations

The table below presents net cash used in operating, investing and financing activities from discontinued operations for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2018	2017
Net cash used in discontinued operations:
Operating activities	$(17.6)	$(14.1)
Investing activities	(0.2)	3.7
Financing activities	—	—

Cash used in discontinued operations increased $7.4 million in the nine months ended September 30, 2018, primarily due to the payment of non-income tax obligations and related interest expense.

Capital Expenditures

Capital expenditures totaled $55.8 million and $43.1 million for the nine months ended September 30, 2018 and 2017, respectively. We currently expect our 2018 capital expenditures to be approximately $75 million, which includes investments in our Canadian and U.S. enterprise resource planning projects, domestic manufacturing facilities, other information technology and our company-owned retail stores.

Debt Service

Our total debt decreased to $1,697.1 million as of September 30, 2018 from $1,762.5 million as of December 31, 2017. After giving effect to letters of credit outstanding of $22.6 million under the 2016 Credit Agreement, total availability under the revolving facility was $477.4 million as of September 30, 2018. Refer to Note 6, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for further discussion of our debt and applicable interest rates.

As of September 30, 2018, our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA as calculated in accordance with the 2016 Credit Agreement was 4.05 times, which was within the terms of the consolidated total net leverage ratio covenant set forth in the 2016 Credit Agreement, which limits this ratio to 5.00 times. As of September 30, 2018, we were in compliance with all of the financial covenants in our debt agreements. Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2016 Credit Agreement. These subsidiaries are excluded from the Company's adjusted financial measures for covenant compliance purposes.

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

Our business continues to generate significant cash flows from operations. Our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA was 4.05 times as of September 30, 2018, which is above our target ratio of 3.0 times to 4.0 times. We expect to be within the target range by the end of 2018 by continuing to use excess cash flows from operations for debt repayment. We may also consider other allocations of our capital.

For additional information, refer to "Non-GAAP Financial Information" below for the calculation of the ratio of consolidated funded debt less qualified cash to Adjusted EBITDA calculated in accordance with the 2016 Credit Agreement. Both consolidated funded debt and Adjusted EBITDA as used in discussion of the 2016 Credit Agreement are terms that are not recognized under GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted gross margin, adjusted gross profit, adjusted operating income (expense), adjusted operating margin, EBITDA, Adjusted EBITDA, consolidated funded debt and consolidated funded debt less qualified cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income and earnings per share as a measure of operating performance or an alternative to total debt. We believe these non-GAAP measures provide investors with performance measures that better reflect our underlying operations and trends, providing a perspective not immediately apparent from net income and operating income. The adjustments we make to derive the non-GAAP measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP measure, but which management does not consider to be the fundamental attributes or primary drivers of our business, including the exclusion of charges associated with the Mattress Firm termination in the first quarter of 2017 and other costs.

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

The following table sets forth the reconciliation of our GAAP net income to adjusted net income and a calculation of adjusted EPS for the three months ended September 30, 2018 and 2017:

	Three Months Ended
(in millions, except per share amounts)	September 30, 2018	September 30, 2017
GAAP net income	$42.3	$44.6
Loss from discontinued operations, net of tax (1)	2.7	12.0
Restructuring costs (2)	10.4	—
Supply chain transition costs (3)	4.5	—
Other costs (4)	—	3.0
Tax adjustments (5)	(3.8)	(4.0)
Adjusted net income	$56.1	$55.6

Adjusted earnings per common share, diluted	$1.02	$1.01

Diluted shares outstanding	55.1	54.9

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2016 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In the third quarter of 2018, we recorded $10.4 million of restructuring costs. These costs included $10.0 million of charges associated with the operational alignment of a joint venture that was wholly acquired in the North America business segment, including $2.6 million of depreciation expense. Restructuring costs also included $0.4 million of operating expenses associated with International simplification efforts, including headcount reduction and professional fees.

(3)	In the third quarter of 2018, we recorded $4.5 million of supply chain transition costs which represent charges incurred to consolidate certain manufacturing and distribution facilities.
(4)	In the third quarter of 2017, we recorded a total of $3.0 million in charges for hurricane-related costs and customer-related charges.
(5)	Tax adjustments represent adjustments associated with the aforementioned items and other discrete income tax events.

Adjusted Gross Profit and Adjusted Gross Margin and Adjusted Operating Income (Expense) and Adjusted Operating Margin

Reconciliations of GAAP gross profit and gross margin to adjusted gross profit and adjusted gross margin, respectively, and GAAP operating income (expense) and operating margin to adjusted operating income (expense) and adjusted operating margin, respectively, are provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes at the end of the following tables.

The following tables set forth the reconciliation of the Company's reported GAAP gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
(in millions, except percentages)	Consolidated	Margin	North America (1)	Margin	International(2)	Margin	Corporate
Net sales	$729.5		$595.8		$133.7		$—

Gross profit	$300.0	41.1%	$229.2	38.5%	$70.8	53.0%	$—
Adjustments	8.6		8.6		—		—
Adjusted gross profit	$308.6	42.3%	$237.8	39.9%	$70.8	53.0%	$—

Operating income (expense)	$84.7	11.6%	$81.9	13.7%	$25.8	19.3%	$(23.0)
Adjustments	13.1		12.7		0.4		—
Adjusted operating income (expense)	$97.8	13.4%	$94.6	15.9%	$26.2	19.6%	$(23.0)

(1)
Adjustments for the North America segment represent $12.7 million of restructuring charges associated with the operational alignment of a joint venture that was wholly acquired and supply chain transition costs. Cost of sales included $4.9 million of restructuring charges related to the acquired joint venture and $3.7 million of supply chain transition costs. Operating expenses included $4.1 million of restructuring charges related to the acquired joint venture.

(2)	Adjustments to the International business segment represent $0.4 million of headcount reduction and professional fees related to International simplification efforts.

	Three Months Ended September 30, 2017
(in millions, except percentages)	Consolidated	Margin	North America (1)	Margin	International(2)	Margin	Corporate
Net sales	$711.5		$580.6		$130.9		$—

Gross profit	$307.0	43.1%	$238.4	41.1%	$68.6	52.4%	$—
Adjustments	1.0		1.0		—		—
Adjusted gross profit	$308.0	43.3%	$239.4	41.2%	$68.6	52.4%	$—

Operating income (expense)	$97.3	13.7%	$99.7	17.2%	$23.5	18.0%	$(25.9)
Adjustments	3.0		1.1		1.9		—
Adjusted operating income (expense)	$100.3	14.1%	$100.8	17.4%	$25.4	19.4%	$(25.9)

(1)	Adjustments for the North America business segment represent $1.1 million of hurricane-related costs, which we recorded primarily in cost of sales.
(2)	Adjustments to the International business segment represents $1.9 million of customer-related charges.

EBITDA, Adjusted EBITDA, Consolidated Funded Debt Less Qualified Cash and Free Cash Flow

The following reconciliations are provided below:

•	GAAP net income to EBITDA and Adjusted EBITDA

•	Ratio of consolidated funded debt less qualified cash to Adjusted EBITDA

•	Total debt to consolidated funded debt less qualified cash

We believe that presenting these non-GAAP measures provides investors with useful information with respect to our operating performance and comparisons from period to period, as well as general information about our progress in reducing our leverage.

The following table sets forth the reconciliation of our reported GAAP net income to the calculations of EBITDA and Adjusted EBITDA for the three months ended September 30, 2018 and 2017:

	Three Months Ended
(in millions)	September 30, 2018	September 30, 2017
GAAP net income	$42.3	$44.6
Interest expense, net	23.6	22.1
Income taxes	15.6	21.0
Depreciation and amortization	31.2	26.7
EBITDA	$112.7	$114.4
Adjustments:
Loss from discontinued operations, net of tax (1)	$2.7	$12.0
Restructuring costs (2)	7.8	—
Supply chain transition costs (3)	4.5	—
Other costs (4)	—	3.0
Adjusted EBITDA	$127.7	$129.4

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2016 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In the third quarter of 2018, we recorded $10.4 million of restructuring costs. These costs included $10.0 million of charges associated with the operational alignment of a joint venture that was wholly acquired in the North America business segment, including $2.6 million of depreciation expense. Restructuring costs also included $0.4 million of operating expenses associated with International simplification efforts, including headcount reduction and professional fees.

(3)	In the third quarter of 2018, we recorded $4.5 million of supply chain transition costs which represent charges incurred to consolidate certain manufacturing and distribution facilities.
(4)	In the third quarter of 2017, we recorded a total of $3.0 million in charges for hurricane-related costs and customer-related charges.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and Adjusted EBITDA for the trailing twelve months ended September 30, 2018:

Trailing Twelve Months Ended
(in millions)	September 30, 2018
GAAP net income	$136.6
Interest expense, net	91.4
Income taxes	31.7
Depreciation and amortization	111.5
EBITDA	$371.2
Adjustments:
Loss from discontinued operations, net of tax (1)	28.8
Restructuring costs (2)	13.2
Supply chain transition costs (3)	4.5
Latin American subsidiary charges (4)	0.5
Other costs (5)	0.4
Adjusted EBITDA	$418.6

Consolidated funded debt less qualified cash	$1,695.8

Ratio of consolidated funded debt less qualified cash to Adjusted EBITDA	4.05 times

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2016 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
Restructuring costs represent $5.4 million and $7.8 million for the second and third quarters of 2018, respectively. These costs are related to the operational alignment of a wholly acquired joint venture in the North America business segment and International simplification efforts, including headcount reduction, professional fees and store closures.

(3)	In the third quarter of 2018, we recorded $4.5 million of supply chain transition costs which represent charges incurred to consolidate certain manufacturing and distribution facilities.
(4)	In the fourth quarter of 2017, we incurred $0.5 million of legal charges associated with a Latin American subsidiary.
(5)	In the fourth quarter of 2017, we incurred $0.4 million in costs associated with an early lease termination.

Under the 2016 Credit Agreement, Adjusted EBITDA contains certain restrictions that limit adjustments to GAAP net income when calculating Adjusted EBITDA. For the twelve months ended September 30, 2018, our adjustments to GAAP net income when calculating Adjusted EBITDA did not exceed the allowable amount under the 2016 Credit Agreement.

The ratio of Adjusted EBITDA under the 2016 Credit Agreement to consolidated funded debt less qualified cash was 4.05 times for the trailing twelve months ended September 30, 2018. The 2016 Credit Agreement requires us to maintain a ratio of consolidated funded debt less qualified cash to Adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated funded debt less qualified cash as of September 30, 2018. "Consolidated funded debt" and "qualified cash" are terms used in the 2016 Credit Agreement for purposes of certain financial covenants.

(in millions)	September 30, 2018
Total debt, net	$1,689.0
Plus: Deferred financing costs (1)	8.1
Total debt	1,697.1
Plus: Letters of credit outstanding	23.1
Consolidated funded debt	$1,720.2
Less:
Domestic qualified cash (2)	12.8
Foreign qualified cash (2)	11.6
Consolidated funded debt less qualified cash	$1,695.8

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

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flows from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of September 30, 2018, we had $1,697.1 million in total debt outstanding, and our Adjusted EBITDA was $127.7 million for the three months ended September 30, 2018. Our debt service obligations could, under certain circumstances, have material consequences to our stockholders. Total cash interest payments related to our borrowings are expected to be approximately $90.0 to $95.0 million in 2018.

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

The U.S. Tax Reform Act implemented a new territorial tax system that imposed the one-time transition tax in 2017 on the deemed repatriation of the accumulated earnings of the Company's controlled and non-controlled foreign subsidiaries ("Transition Tax") to the extent such earnings and profits have not previously been subject to U.S. income tax. The Transition Tax will be payable in annual installments through 2025. The impact of the Transition Tax is not expected to have a material impact on our liquidity and may be mitigated by U.S. federal income tax credits to the extent applicable and federal and state income tax refunds otherwise due to us for 2017, or any prior or subsequent year through 2025. The overall net impact of the U.S. Tax Reform Act is expected to result in a net decrease in our overall effective tax rates in future periods, driven by the reduction in the U.S. federal tax rate from 35% to 21% in 2018. The impact of the rate reduction will be partially offset in future periods by changing or limiting certain tax deductions. The estimated impacts of the U.S. Tax Reform Act recognized to date by the Company, as well as the forward-looking estimates, are provisional in nature, and we will continue to assess the impact of the U.S. Tax Reform Act and provide additional information and record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable during the measurement period. Accordingly, the impact of the U.S. Tax Reform Act may differ from our provisional estimates due to and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions we have currently made, including actions we may take in future periods as a result of the U.S. Tax Reform Act.

During the three months ended September 30, 2018, we reached agreements with SKAT and the IRS to settle the previously disclosed Danish Tax Matter. The resolution of this matter did not have a material impact on our financial position or liquidity as we maintain funds equal to the estimated Danish tax liability on deposit with SKAT. Our go forward effective tax rate is not expected to be materially impacted by the agreement.

At September 30, 2018, total cash and cash equivalents were $32.1 million, of which $12.8 million was held in the U.S. and $19.3 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position.

Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report . There have been no material changes to our critical accounting policies and estimates in 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1(g), "Derivative Financial Instruments" to the accompanying Condensed Consolidated Financial Statements for a summary of our foreign exchange forward contracts as of September 30, 2018.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. As the U.S. dollar weakens relative to the Euro or other foreign currencies where we have operations, there would be a positive impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our Adjusted EBITDA by approximately 2.6% in the three months ended September 30, 2018 and positively impacted our Adjusted EBITDA by 0.1% in the nine months ended September 30, 2018.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at September 30, 2018, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $17.7 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

In October 2018, we converted a portion of our 5.50% fixed-rate USD-denominated 2026 Senior Notes, including the semi-annual interest payments thereunder, to fixed-rate DKK denominated debt at a rate of 2.0575%. We have designated these cross currency swap agreements as qualifying hedging instruments and are accounting for these as net investment hedges.

Effective June 30, 2018, we determined that the economy in Argentina is highly inflationary. Beginning July 1, 2018, the U.S. Dollar is the functional currency for our subsidiaries in Argentina. Remeasurement adjustments in a highly inflationary economy and other transactional gains and losses are reflected in net earnings and were not material for the three months ended September 30, 2018. These subsidiaries are included in loss from discontinued operations, net of tax on our Condensed Consolidated Statements of Income.

Interest Rate Risk

On September 30, 2018, we had variable-rate debt of approximately $579.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $5.8 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2018, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

See Note 10, "Commitments and Contingencies," in the "Notes to Condensed Consolidated Financial Statements," in ITEM 1 under Part I of this Report for a description of certain legal proceedings.

We are involved in various other legal proceedings incidental to the operations of our business. We believe that the outcome of all such other pending legal proceedings in the aggregate will not have a material adverse effect on our business, financial condition, liquidity or operating results.

ITEM 1A.     RISK FACTORS

The following risk factors and other information included in this Report should be carefully considered. Please also see "Special Note Regarding Forward-Looking Statements” on page 3.
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

The credit environment in which our customers operate has been relatively stable over the past few years. However, there have been signs of deterioration in the retail sector. Recently, a significant department store retail customer filed for bankruptcy protection. We expect that some retailers that carry our products may consolidate, undergo restructurings or reorganizations, experience financial difficulty or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the impact of volume and other incentive programs related to these customers. Furthermore, if sales to our large customers grow, our credit exposure to these customers may also increase. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell products to them on favorable terms, if at all. A substantial decrease or interruption in business from these significant customers could result in the loss of future business and could reduce revenue, liquidity and profitability. In addition, the timing of large purchases by these customers could have an increasingly significant impact on our quarterly net sales and earnings.

We are subject to a pending tax proceeding in Denmark, and an adverse decision or a negotiated settlement could adversely impact our results of operations and cash flows.

During the three months ended September 30, 2018, we reached agreements with both the Danish Tax Authority ("SKAT") and the U.S. Internal Revenue Service ("IRS") to settle the previously-disclosed Danish Tax Matter relating to the appropriate royalty rate to be paid to the Company’s Danish subsidiary for the right to utilize certain intangible assets owned by such subsidiary for the disputed tax years 2001 to 2011. As we have previously disclosed, we received significant income tax assessments from SKAT for prior tax years, which we disputed. While we resolved this matter in a way that did not have a material impact on our financial position or liquidity as we maintain funds equal to the estimated Danish tax liability on deposit with SKAT, we are in the process of entering into negotiations with the IRS and SKAT to reach a mutual agreement with respect to substantially similar subject matter for tax years after 2011. We have accrued Danish tax and interest for this matter as an uncertain income tax position in an amount that we think is appropriate. However, if this matter is not resolved successfully or there is a change in facts or circumstances, we may be required to further increase our uncertain income tax provision or to decrease our deferred tax asset related to this matter, which could have a material impact on the Company’s reported earnings. For a description of these matters and additional information please refer to Note 11, "Income Taxes," to the accompanying Condensed Consolidated Financial Statements.

We are subject to risks from our international operations, such as complying with U.S. and foreign laws, foreign exchange exposure, tariffs, increased costs, political risks and our ability to expand in certain international markets, which could impair our ability to compete and our profitability.

We are a global company, selling our products in approximately 100 countries worldwide. We generated approximately 28% of our net sales outside of the U.S. in the nine months ended September 30, 2018, including in geographic areas where corruption has historically been a problem, and we continue to pursue additional international opportunities. In connection with these activities, we recently completed an evaluation of our International segment operations and identified certain subsidiaries with low profitability and difficult operating environments with higher operational risk and volatility. As a result of this evaluation, we decided to divest of the net assets of certain of these subsidiaries and enter into licensee relationships in those markets. We have incurred costs associated with this process and will continue to do so in the short term. Please refer to "Factors That Could Impact Results of Operations" under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, Part I of this Report for further discussion of this matter. We also participate in international license and joint venture arrangements with independent third parties. Our international operations are subject to the customary risks of operating in an international environment, including complying with U.S. laws affecting operations outside of the U.S. such as the Foreign Corrupt Practices Act; complying with foreign laws and regulations, including disparate anti-corruption laws and regulations; risks associated with varying local business customs; and the potential imposition of trade or foreign exchange restrictions, tariffs and other tax increases, fluctuations in exchange rates, inflation and unstable political situations and labor issues. We are also limited in our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Sealy® bedding products. Fluctuations in the rate of exchange between currencies in which we do business may affect our financial condition or results of operations. Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact our business. For example, in 2018, the U.S. implemented tariffs on thousands of categories of goods; as a result of these tariffs, we may be required to raise our prices, which may results in the loss of customers and harm our operating results. Given the uncertainty regarding the scope and duration of these trade actions, the impact on our operations or results remains uncertain.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2018:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
July 1, 2018 - July 31, 2018	—	(1)	$—	—	$226.9
August 1, 2018 - August 31, 2018	—	(1)	$—	—	$226.9
September 1, 2018 - September 30, 2018	10,604	(1)	$55.40	—	$226.9
Total	10,604			—

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

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

10.1
Omnibus Amendment dated as of October 31, 2018, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender

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
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

*
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

TEMPUR SEALY INTERNATIONAL, INC.

Date: November 8, 2018	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer