Form 10-K
period 2018-12-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2019-02-25
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
 None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
The aggregate market value of the common equity held by nonaffiliates of the registrant on June 30, 2018, computed by reference to the closing price for such stock on the New York Stock Exchange on such date, was approximately $2,192,144,163.
The number of shares outstanding of the registrant’s common stock as of February 18, 2019 was 54,641,297 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which includes information concerning one or more of our plans; objectives; goals; strategies and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, ITEM 7 of this Report. When used in this Report, the words "assumes," "estimates," "expects," “guidance,” “anticipates,” “projects,” “plans,” “proposed,” “targets,” “intends,” “believes,” “will” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.
Numerous factors, many of which are beyond the Company’s control, could cause actual results to differ materially from those expressed as forward-looking statements in this Report, including risks associated with the impact of the macroeconomic environment in both the U.S. and internationally (including the impact of our highly inflationary economies) on our business segments and expectations regarding growth of the mattress industry; uncertainties arising from global events; the effects of strategic investments on our operations, including our efforts to expand our global market share; the ability to develop and successfully launch new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the effects of consolidation of retailers on revenues and costs; competition in our industry; consumer acceptance of our products; the effects of discontinued operations on our operating results and future performance; general economic, financial and industry conditions, particularly conditions relating to the financial performance and related credit issues present in the retail sector; financial distress among our business partners, customers and competitors; financial solvency and related problems experienced by other market participants; our reliance on information technology and the associated risks involving potential security lapses and/or cyber-based attacks; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; our capital structure and increased debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; changing commodity costs; disruptions in the supply of raw materials, or loss of suppliers; expectations regarding our target leverage and our share repurchase program; sales fluctuations due to seasonality; the effect of future legislative or regulatory changes, including changes in international trade duties, tariffs and other aspects of international trade policy; our ability to protect our intellectual property; and disruptions to the implementation of our strategic priorities and business plan caused by abrupt changes in our executive management team.
Other potential risk factors include the risk factors discussed under the heading “Risk Factors” under Part I, ITEM 1A of this Report. In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.
    All forward-looking statements attributable to us apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events, or otherwise.
     When used in this Report, except as specifically noted otherwise, the term “Tempur Sealy International” refers to Tempur Sealy International, Inc. only, and the terms “Company,” “we,” “our,” “ours” and “us” refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term “Sealy” may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. In addition, when used in this Report, “2016 Credit Agreement” refers to the Company’s senior credit facility entered into in 2016; “2012 Credit Agreement” refers to the Company’s prior senior credit facility entered into in 2012; “2023 Senior Notes” refers to the 5.625% senior notes due 2023 issued in 2015; “2026 Senior Notes” refers to the 5.50% senior notes due 2026 issued in 2016; "2020 Senior Notes" refers to the 6.875% senior notes due 2020 retired in 2016; and "8.0% Sealy Notes” refers to Sealy’s 8.0% Senior Secured Third Lien Convertible Notes retired in 2016.

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

We operate in two segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries and licensees located in the U.S. and Canada. Our International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America. We recently divested certain of our manufacturing and distribution subsidiaries in Latin America.

Our primary selling channels are Wholesale and Direct. These channels align to the margin characteristics of our business and our marketplace. Wholesale includes all third party retailers, including third party distribution, hospitality and healthcare. Direct includes company-owned stores, e-commerce, and call centers.

Our long-term strategy is to drive earnings growth. Our goal is to improve the sleep of more people, every night, all around the world. In order to achieve our long-term strategy while managing the current economic and competitive environments, we will focus on developing the most innovative bedding products in all the markets we serve, making significant investments in our global brands and optimizing our worldwide distribution through all channels. We also intend to generate earnings growth through ongoing investments in research and development and productivity initiatives, which will improve our profitability and create long-term stockholder value.

Our principal executive office is located at 1000 Tempur Way, Lexington, Kentucky 40511 and our telephone number is (800) 878-8889. Tempur Sealy International, Inc. was incorporated under the laws of the State of Delaware in September 2002. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at www.tempursealy.com as soon as reasonably practicable after such reports are electronically filed with the SEC. Our website and its contents are not deemed incorporated by reference into this Report.

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

In 2018, we launched a new line of Tempur-Pedic products and a new Sealy Hybrid line in North America. The new Tempur-Pedic line includes the Tempur-Adapt®, Tempur-ProAdapt®, and Tempur LuxeAdaptTM series which are made from a unique combination of innovative materials that adapt and respond to the body’s needs. Our AdaptTM and ProAdaptTM series feature a new advanced pressure relief TEMPUR® material called TEMPUR-APR™, while our LuxeAdaptTM series features TEMPUR-APR+TM, providing better pressure relief and higher conforming features than ever before. We also launched a new line of Tempur-Adapt pillows and a new portfolio of adjustable bases. The new Sealy Hybrid line completes the relaunch of Sealy products under one masterbrand. The Sealy Hybrid line leverages the best technologies from the Sealy Response and Conform lines and features the DuoChill™ Cooling Sleep System which offers twice the cool-to-the-touch technology, nested coil technology with 20% more coils and Duraflex™ Coil Edge technology offering better edge support compared to our existing Sealy Hybrid.

In 2019, we are launching the all-new Tempur-Breeze® products as well as a new Stearns & Foster lineup in North America. The new Breeze line includes PRObreezeTM and LUXEbreezeTM models offering the most innovative cooling system in the market, re-designed to deliver all night cooling comfort. The new Breeze products complete the largest Tempur rollout in our history. The new Stearns & Foster design utilizes the finest materials and legendary craftsmanship, featuring a premium, timeless look. Our all new IntelliCoil® HD innerspring incorporates 20% more coils, allowing sleepers to find their perfect level of support. This lineup also features for the first time, the proprietary memory foam engineered exclusively for Stearns & Foster by Tempur-Pedic.

Our Channels

Wholesale

Our Wholesale channel includes all third party retailers, including third party distribution, hospitality and healthcare, and represented 90.7% of net sales in 2018. Our top five customers accounted for approximately 22.7% of our sales for 2018.

Direct

Our Direct channel includes company-owned stores, e-commerce and call centers and represented 9.3% of net sales in 2018.

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

North America

Our North America segment sells primarily through the Wholesale channel, which contributed 93.1% of North America segment sales in 2018. In North America, we advertise nationally on television, digitally and through consumer and trade print. In addition, we participate in cooperative advertising on a shared basis with some of our retail customers. Throughout the year, we invested in a series of strategic marketing initiatives, which included new product introductions, advertising and in-store marketing investments.

International

Our International segment sells primarily through the Wholesale channel, which contributed 81.7% of International segment net sales in 2018. The advertising strategy in our International segment focuses on building brand awareness, which we believe is important to increasing our overall market share. We advertise on television, digitally and through consumer and trade print, as well as cooperative advertising on a shared basis with some of our retail customers. We expect continued growth in our International segment through expanding product lines within existing channels, increasing our market share in previously under-penetrated markets and, where appropriate, entering into new markets.

Seasonality

We believe that sales of products to furniture and bedding stores are typically subject to modest seasonality inherent in the bedding industry, with sales expected to be generally lower in the second and fourth quarters. We did not experience our typical seasonality in 2018 as this was impacted by our phased rollout of new Tempur products, with new product shipping in the second and fourth quarter. Sales in a particular quarter can also be impacted by competitive industry dynamics. Additionally, the U.S. bedding industry generally experiences increases in sales around holidays and promotional periods.

Operations

Manufacturing and Distribution

Our products are currently manufactured and distributed through our global network of facilities. For a list of our principal manufacturing and distribution facilities, please refer to Item 2, "Properties".

Suppliers

We obtain the raw materials used to produce our pressure-relieving TEMPUR® material and components used in the manufacture of Tempur products from outside sources. We currently acquire chemicals and proprietary additives for Tempur products as well as other components such as textiles from a number of suppliers with manufacturing locations around the world. These supplier relationships may be modified in order to maintain quality, cost, and delivery expectations. We do not consider ourselves dependent upon any single outside vendor as a source of raw materials for Tempur products and believe that sufficient alternate sources of supply for the same or similar raw materials are available. Additionally, we source the manufacturing of our adjustable bed bases and foundations from third party manufacturers. We do not consider ourselves dependent upon any single outside manufacturer as a source of these products.

Sealy product raw materials consist of polyurethane foam, polyethylene foam, textiles, and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we source the majority of our requirements for polyurethane foam components and spring components for our Sealy and Stearns & Foster mattress units and adjustable bed bases from a key supplier for each component.  We also purchase a significant portion of our Sealy foundation parts from third party sources. All components are purchased under supply agreements. We do not consider ourselves to be dependent in the long term upon any single outside vendor as a source of supply to our bedding business, and we believe over time that sufficient alternate sources of supply for the same, similar or alternate components are available. However if a key supplier for an applicable component failed to supply components in the amount we require, this could significantly interrupt production of our products and increase our production costs in the near term.

Research and Development

We have four research and development centers, three in the U.S. and one in Denmark, that conduct technology and product development. Additionally, we have a product testing facility that conducts hundreds of consumer tests annually. We believe our consumer-research driven approach to innovation results in best-in-class products that benefit the consumer.

Industry and Competition

We compete in the global bedding industry. The bedding industry is comprised of mattresses and foundations, pillows and accessories. The mattress market category is comprised of traditional innerspring mattresses and non-innerspring mattresses, which includes visco-elastic and foam mattresses, innerspring/foam hybrid mattresses, airbeds and latex mattresses. The foundation category is comprised of traditional foundations and adjustable foundations. Additionally, the pillow market is comprised of traditional foam and feather pillows, as well as pillows made of visco-elastic, latex, foam, sponge, rubber and down. The primary distribution channels for mattresses and foundations are retail furniture and bedding stores, department stores, wholesale clubs and the internet.

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

The U.S. is the largest market in which we compete. Since 1997, U.S. wholesale bedding sales, which include mattresses and foundations, have grown at a compound annual growth rate, or "CAGR", of 5.6%, reaching $8.4 billion in 2017 according to the International Sleep Products Association (“ISPA”). According to ISPA, U.S. mattress producer shipments decreased 4.4% and the total dollar value of mattress shipments decreased 2.0% in 2017 as compared to 2016. Despite the decrease in shipments and total dollar value recognized by ISPA, average unit selling price (“AUSP”) for mattresses increased 3.3% in 2017 compared to 2016. The increases in AUSP are primarily due to consumer awareness of the ongoing new health benefits of better sleep discovered by the medical community, as well as increases in overall consumer brand awareness and consumer sentiment.

The recent trend change in industry shipments has largely been impacted by the increasing role played by imports. We believe imported units grew significantly during the period 2016 through 2018, and China accounted for the largest share of the imported units. Because of the influx of low-priced, imported mattresses, an anti-dumping duty petition was filed with the U.S. International Trade Commission and the U.S. Department of Commerce in September of 2018, by a number of domestic “Mattress Petitioners.” In November 2018, the U.S. International Trade Commission found a reasonable indication that unfairly traded imports of mattresses from China caused material injury to the U.S. mattress industry. The petition seeks the imposition of anti-dumping duties to offset the level of dumping. The U.S. Department of Commerce is currently investigating whether and to what extent mattresses imported from China and sold in the United States have been dumped. The U.S. Department of Commerce preliminary determination on this issue is expected in May 2019. If the U.S. Department of Commerce finds that dumping has occurred, anti-dumping duties on future imports of mattresses from China will be levied in an amount equal to the dumping margin.

The U.S. mattress market has experienced consolidation among manufacturers in recent years. We, together with Serta Simmons Bedding, LLC, which sells products under the Serta and Simmons brands, collectively accounted for a significant share of the wholesale bedding industry revenues in 2017 based on figures obtained from ISPA and Furniture Today industry publications. The balance of the mattress market in the U.S. is served by a large number of other manufacturers. In addition, there has been consolidation of mattress retailers in the U.S. over the last several years.

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

Intellectual Property

Patents, Trademarks and Licensing

We hold U.S. and foreign patents and patent applications regarding certain elements of the design and function of many of our mattress and pillow products.

As of December 31, 2018, we held trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. TEMPUR® and Tempur-Pedic® are trademarks registered with the U.S. Patent and Trademark Office. In addition, we have U.S. applications pending for additional trademarks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the trademark remains in use. We also own numerous trademarks, trade names, service marks, logos and design marks, including Sealy®, Stearns & Foster® and Sealy Posturepedic®. In addition, we license the Bassett® trade name in various territories under a long-term agreement.

We derive income from royalties by licensing Sealy® brands, technology and trademarks to other manufacturers. Under the license arrangements, licensees have the right to use certain trademarks and current proprietary and/or patented technology that we utilize. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. For the year ended December 31, 2018, our licensing activities as a whole generated unaffiliated net royalties of approximately $20.9 million.

Governmental Regulation

Our operations are subject to international, federal, state, and local consumer protection and other regulations, primarily relating to the mattress and pillow industry. These regulations vary among the states, countries, and localities in which we do business. The regulations generally impose requirements as to the proper labeling of bedding merchandise, restrictions regarding the identification of merchandise as “new” or otherwise, controls as to hygiene and other aspects of product handling and sale and penalties for violations. The U.S. Consumer Product Safety Commission ("CPSC") has adopted rules relating to fire retardancy standards for the mattress industry. Many foreign jurisdictions also regulate fire retardancy standards. Future changes to these standards may require modifications to our products to comply with such changes. We are also subject to environmental and health and safety requirements with regard to the manufacture of our products and the conduct of our operations and facilities. We have made and will continue to make capital and other expenditures necessary to comply with these requirements. Currently these expenditures are immaterial to our financial results. For a discussion of the risks associated with our compliance programs in connection with these regulations, please refer to "Risk Factors" under Part I, Item 1A of this Report.

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

In connection with sales of our products, we often collect and process personal data from our customers. As such, we are subject to certain regulations relating to information technology security and personal data protection and privacy. For example, the European Union recently adopted the General Data Protection Regulation (“GDPR”), which took effect in May 2018. GDPR imposes a new and expanded set of ongoing compliance requirements on companies, including us, that process personal data from citizens living in the European Union. In addition, there are country-specific data privacy laws forthcoming which may or may not follow the principles laid out in GDPR. We have implemented a compliance system and have put reasonable measures in place to facilitate adherence to the continuing compliance requirements of GDPR.

Employees

As of December 31, 2018, we had approximately 6,200 Tempur Sealy employees, approximately 4,300 of which are located in North America and 1,900 in the rest of the world. Approximately 29.4% of our employees are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We consider our overall relations with our workforce to be satisfactory. Our current collective bargaining agreements, which are typically one to three years in length, expire at various times beginning in 2019 through 2021. As of December 31, 2018, our North America segment employed approximately 500 individuals covered under collective bargaining agreements expiring in 2019 and our International segment employed approximately 400 individuals covered under collective bargaining agreements expiring in 2019.

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

Our business is affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economy has stabilized somewhat since the financial crisis, but we expect economic conditions specific to our markets to remain challenging. Further, economic and market conditions are inherently complex and subject to change, and any deterioration in those conditions may give households less confidence to make discretionary purchases.

There could be a number of other effects from these economic developments on our business, some of which we have already experienced, including reduced consumer demand for products; liquidity problems among our customers and related market participants; insolvency of and bankruptcy filings by our customers and related market participants resulting in increased provisions for credit losses and/or write downs of existing assets; liquidity problems and/or insolvency of our key suppliers resulting in product delays; inability of retailers and consumers to obtain credit to finance purchases of our products; decreased consumer confidence; decreased retail demand, including order delays or cancellations; counterparty failures negatively impacting our treasury operations; inability for us, our customers and our suppliers to accurately forecast future product demand trends; and adverse movements in foreign currency exchange rates. If such conditions are experienced in future periods, our industry, business and results of operations may be severely impacted.

Our sales growth is dependent upon our ability to implement strategic initiatives and actions taken to increase sales growth may not be effective.

Our ability to generate sales growth is dependent upon a number of factors, including the following:

•	our ability to continuously improve our products to offer new and enhanced consumer benefits and better quality;

•	the ability of our current and future product launches to increase net sales;

•	the effectiveness of our advertising campaigns and other marketing programs to build product and brand awareness, driving traffic to our distribution channels and increasing sales;

•	our ability to continue to expand into new distribution channels and optimize our existing channels;

•	our ability to continue to successfully execute our strategic initiatives;

•	the level of consumer acceptance of our products at optimal price points;

•
our ability to successfully mitigate the impact of headwinds facing our business, including increased commodity prices and the influx of low-end, imported beds that compete with certain of our products; and

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

Each year we invest significant time and resources in research and development to improve our product offerings and launch new products. We began a major product launch for our Tempur products in the U.S. in 2018 that is ongoing. The launch was challenged in the short-term by certain discrete factors, including incremental product launch costs, cannibalization of higher-priced Tempur products and a temporary delay in the launch to ensure product quality. Our financial performance for 2018 was impacted by these factors and positive performance during 2019 will be substantially dependent on the tapering of those short-term factors and continued overall success of the launch. There are a number of risks that continue to be inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Further, introduction costs, the speed of the rollout of the product and manufacturing inefficiencies may be greater than anticipated, each of which could impact profitability.

We operate in the highly competitive mattress and pillow industries, and if we are unable to compete successfully, we may lose customers and our sales may decline.

Participants in the mattress and pillow industries compete primarily on price, quality, brand name recognition, product availability and product performance across a range of distribution channels.

A number of our significant competitors offer mattress and pillow products that compete directly with our products. The effectiveness of our competition relative to our performance, including by established manufacturers or new entrants into the market, could have a material adverse effect on our business, financial condition and/or operating results. For example, market participants continue to improve their channels of distribution to optimize their reach to the consumer, including by pursuing online direct-to-consumer models for foam mattresses and offering their own lines of mattresses. In addition, retailers in the U.S. and internationally have integrated vertically in the furniture and bedding industries, and it is possible that such vertical integration may provide conditions that would negatively impact our net sales and results of operations. The pillow industry in particular is characterized by a large number of competitors, none of which is dominant. As such, conditions that substantially increase a single participant's market share would likely be detrimental to our financial performance. The highly competitive nature of the mattress and pillow industries means we are continually subject to the risk of loss of market share, loss of significant customers, reductions in margins, and the inability to acquire new customers.

Because we depend on certain significant customers, a decrease or interruption in their business with us would reduce our sales and results of operations.

No customer represented 10.0% or more of our net sales for 2018. Our top five customers accounted for approximately 22.7% of our sales for 2018.

The credit environment in which our customers operate has been relatively stable over the past few years. However, there have been signs of deterioration in the U.S. retail sector. Recently, a national department store retail customer and a regional retail customer in the U.S. each filed for bankruptcy protection and the resolution of each matter is still pending. We expect that some additional retailers that carry our products may consolidate, undergo restructurings or reorganizations, experience financial difficulty, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the impact of volume and other incentive programs related to these customers. Furthermore, if sales to our large customers grow, our credit exposure to these customers may also increase. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell products to them on favorable terms, if at all. A substantial decrease or interruption in business from these significant customers could result in the loss of future business and could reduce revenue, liquidity and profitability. In addition, the timing of large purchases by these customers could have an increasingly significant impact on our quarterly net sales and earnings.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including cyber-based attacks, could harm our ability to effectively operate our business.
Consistent with other manufacturing and retail operations, we are increasingly dependent on information technology, including the Internet, for the storage, processing, and transmission of our electronic, business-related information assets. We leverage our internal information technology, infrastructures, and those of our service providers, to enable, sustain and support our global business interests. As such, our ability to effectively manage our business depends significantly on our information systems. The failure of our current systems, or future upgrades, to operate effectively or to integrate with other systems, or a breach in security of these systems could cause reduced efficiency of our operations, and remediation of any such failure, problem or breach could reduce our liquidity and profitability. Any disruptions caused by the failure of these systems could adversely impact our day-to-day business and decision making and could have a material adverse effect on our performance.

We are subject to laws and regulations relating to information technology security and personal data protection and privacy. For example, GDPR, which took effect in May 2018, has imposed a new and expanded set of ongoing compliance requirements on companies, including us, that process personal data from citizens living in the European Union. In addition, there are country-specific data privacy laws forthcoming which may or may not follow the principles laid out in GDPR. We are actively working to ensure ongoing compliance with GDPR, which involves substantial costs. Despite our ongoing efforts to bring our practices into compliance with GDPR, however, we may not be successful due to various factors within or outside of our control. Failure to comply with GDPR or the upcoming country-specific laws could result in costly investigations and litigation, expose us to potentially significant penalties, and result in negative publicity that could damage our reputation and credibility.

Historically, we have successfully implemented a new enterprise resource planning, or “ERP,” system across several of our global subsidiaries. We are currently planning the ERP implementation for certain significant U.S. subsidiaries, which is expected to occur no earlier than 2020. This new system replaces a substantial portion of our legacy systems that have supported our operations in the past. If we are unable to successfully continue the implementation of the replacement system, it could lead to a disruption in our business and unanticipated additional use of capital and other resources, which may adversely impact our results of operations. In addition, if the cost of implementing this ERP system increases above our estimates, this could have a significant adverse effect on our profitability.

We rely on third party technology service providers in the ordinary course of our Direct to Consumer business. The services provided include website infrastructure and hosting services, digital advertising platforms, private label credit card financing program and credit card payment authorization and capture services in support of our business, all of which are customarily provided by third party technology service providers for similarly-situated retail business operations. Like others in the industry, we experience cyber-based attacks and incidents from time to time. In the event that we or our service providers are unable to prevent or detect and remediate cyber-based attacks or other security incidents in a timely manner, our operations could be disrupted or we may incur financial or reputational losses arising from the theft, misuse, unauthorized disclosure or destruction of our information assets.

We are subject to a pending tax proceeding in Denmark, and an adverse decision or a negotiated settlement could adversely impact our results of operations and cash flows.
During the third quarter of 2018, we reached agreements with both the Danish Tax Authority ("SKAT") and the U.S. Internal Revenue Service ("IRS") to settle the previously-disclosed Danish Tax Matter relating to the appropriate royalty rate to be paid to the Company’s Danish subsidiary for the right to utilize certain intangible assets owned by such subsidiary for the disputed tax years 2001 to 2011. As we have previously disclosed, we received significant income tax assessments from SKAT for prior tax years, which we disputed. We resolved this matter in a way that did not have a material impact on our financial position or liquidity as we maintain funds equal to the estimated Danish tax liability on deposit with SKAT. We have entered into an advanced pricing agreement program for the tax years 2012 through 2022 in which the IRS, on our behalf, will negotiate directly with SKAT the royalty to be paid by the U.S. subsidiary to the Danish subsidiary to reach a mutual agreement for such years. We have accrued Danish tax and interest for this matter as an uncertain income tax position in an amount that we think is appropriate. However, if this matter is not resolved successfully or there is a change in facts or circumstances, we may be required to further increase our uncertain income tax provision or to decrease our deferred tax asset related to this matter, which could have a material impact on the Company’s reported earnings. For a description of these matters and additional information please refer to Note 14, "Income Taxes," to the accompanying Consolidated Financial Statements.

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

•	making it more difficult for us to satisfy the obligations related to our indebtedness;

•	restricting us from making strategic acquisitions or investments or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

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

In addition, the instruments governing our debt contain customary financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities and reduce our flexibility to respond to changing business and economic conditions. These covenants could put us at a competitive disadvantage. Failure to comply with our debt covenants may result in a default or event of default under the related credit document. If such default or event of default is not cured or waived, as applicable. We may suffer adverse effects on our operations, business or financial condition, including acceleration of the maturity date of all amounts outstanding under our debt facilities. For further discussion regarding our debt covenants and compliance, refer to “Management’s Discussion and Analysis” included in Part II, ITEM 7 of this Report and Note 8, “Debt,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

Our ability to service our indebtedness depends on our ability to maintain our profitability. We may not be able to maintain our profitability on a quarterly or annual basis in future periods. Further, our profitability will depend upon a number of factors, including without limitation:

•	general economic conditions in the markets in which we sell our products and the related impacts on consumers and retailers;

•	the level of competition in the mattress and pillow industry;

•	our ability to successfully identify and respond to emerging trends in the mattress and pillow industry;

•	our ability to successfully launch new products;

•
our ability to effectively sell our products through our distribution channels, including our new distribution channels, in volumes sufficient to drive growth and leverage our cost structure and advertising spending;

•	our ability to reduce costs, including our ability to align our cost structure with sales in the existing economic environment;

•	our ability to successfully manage our relationships with our major customers and navigate any financial difficulties those customers may experience from time to time;

•	our ability to absorb fluctuations in commodity costs;

•	our ability to maintain efficient, timely and cost-effective production and utilization of our manufacturing capacity;

•	our ability to maintain efficient, timely and cost-effective delivery of our products; and

•	our ability to maintain public recognition of our brands.

We are vulnerable to interest rate risk with respect to our debt, which could lead to an increase in interest expense.

We are subject to interest rate risk in connection with the variable rate debt under our debt agreements. Interest rate changes could increase the amount of our interest payments and thus, negatively impact our future earnings and cash flows. Although we refinanced a significant portion of our variable rate debt with fixed rate debt in 2016 and 2015, we still have a significant amount of variable rate debt outstanding. For information regarding our sensitivity to changes in interest rates, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, ITEM 7A of this Report.

We may be adversely affected by fluctuations in exchange rates, which could affect our results of operations, the costs of our products and our ability to sell our products in foreign markets.

Approximately 29% of our net sales were generated outside of the U.S. in 2018. As a multi-national company, we conduct our business in a wide variety of currencies and are therefore subject to market risk relating to changes in foreign exchange rates. If the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, for example, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. In 2018, foreign currency exchange rate changes positively impacted our net income by approximately 1.4% and negatively impacted adjusted EBITDA, which is a non-U.S. GAAP financial measure, by approximately 0.4%. In 2019, we expect that foreign exchange translation may negatively impact our results of operations. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. Except for the use of foreign exchange forwards contracts described immediately below, we do not hedge the translation of foreign currency operating results into the U.S. dollar.

We use foreign exchange forward contracts to manage a portion of the exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions among certain subsidiaries. These hedging transactions may not succeed or may be only partially successful in managing our foreign currency exchange rate risk.

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

The bedding industry has been challenged by volatility in the price of petroleum-based and steel products, which affects the cost of polyurethane foam, polyester, polyethylene foam and steel innerspring component parts. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Given the significance of the cost of these materials to our products, volatility in the prices of the underlying commodities can significantly affect profitability. While we currently expect the negative impact on profitability associated with commodities costs to abate somewhat in 2019 compared to prior years, the markets for these materials are fluid and always subject to change. To the extent we are unable to absorb higher costs, or pass any such higher costs to our customers, our gross margin could be negatively affected, which could result in a decrease in our liquidity and profitability.

Loss of suppliers and disruptions in the supply of our raw materials could increase our costs of sales and reduce our ability to compete effectively.

We acquire raw materials and certain components from a number of suppliers with manufacturing locations around the world. If we were unable to obtain raw materials and certain components from these suppliers for any reason, we would have to find replacement suppliers. Any substitute arrangements for raw materials and certain components might not be on terms as favorable to us. In addition, we outsource the procurement of certain goods and services from suppliers in foreign countries. If we were no longer able to outsource through these suppliers, we could source them elsewhere, which may be at a higher cost. We maintain relatively small supplies of our raw materials and outsourced goods at our manufacturing facilities, and any disruption in the on-going shipment of supplies to us could interrupt production of our products, which could result in a decrease of our sales or could cause an increase in our cost of sales, either of which could decrease our liquidity and profitability.

Sealy product raw materials consist of polyurethane foam, polyester, polyethylene foam and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we source the majority of our requirements for polyurethane foam components and spring components for our Sealy and Stearns & Foster mattress units from a key supplier for each component.  These components are purchased under supply agreements. We also purchase a significant portion of our Sealy foundation parts from third party sources under supply agreements. We do not consider ourselves to be dependent in the long term upon any single outside vendor as a source of supply to our bedding business, and we believe over time that sufficient alternative sources of supply for the same, similar or alternative components are available. However, if a key supplier for an applicable component failed to supply components in the amount we require this could significantly interrupt production of our products and increase our production costs in the near term. Such a disruption could occur for a variety of reasons, including changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad. For further information relating to this risk in particular, please refer to the discussion under the heading “We are subject to risks from our international operations, such as complying with U.S. and foreign laws, foreign exchange exposure, tariffs, increased costs, political risks and our ability to expand in certain international markets, which could impair our ability to compete and our profitability.”

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

On February 1, 2016, our Board of Directors authorized a share repurchase program pursuant to which the Company was authorized to repurchase shares of our common stock. During 2016 and 2017, our Board of Directors increased the total authorization to $800.0 million. We made no share repurchases during the year ended December 31, 2018. As of December 31, 2018, the Company had repurchased an aggregate of 9.3 million shares for approximately $573.1 million under the share repurchase program and had approximately $226.9 million remaining under the existing share repurchase program. Although our Board of Directors has authorized the share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. Shares may be repurchased from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our share repurchase program could affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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

We are a global company, selling our products in approximately 100 countries worldwide. We generated approximately 29% of our net sales outside of the U.S. in the year ended December 31, 2018, including in geographic areas where corruption has historically been a problem, and we continue to pursue additional international opportunities. In connection with these activities, we completed an evaluation of our International operations and identified certain Latin American subsidiaries with higher operational risk and volatility. As a result, we decided to divest of the net assets of certain of these subsidiaries in the Latin American region and enter into licensee relationships in these markets. Please refer to "Factors That Could Impact Results of Operations" under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, Part II of this Report for further discussion of this matter. We also participate in international license and joint venture arrangements with independent third parties. Our international operations are subject to the customary risks of operating in an international environment, including complying with U.S. laws affecting operations outside of the U.S. such as the Foreign Corrupt Practices Act; complying with foreign laws and regulations, including disparate anti-corruption laws and regulations; risks associated with varying local business customs; and the potential imposition of trade or foreign exchange restrictions, tariffs and other tax increases, fluctuations in exchange rates, inflation and unstable political situations and labor issues. We are also limited in our ability to independently expand in certain international markets where we have granted licenses to manufacture and sell Sealy® bedding products. Fluctuations in the rate of exchange between currencies in which we do business may affect our financial condition or results of operations. Additionally, changes in international trade duties and other aspects of international trade policy, both in the U.S. and abroad, could materially impact our business. For example, in 2018, the U.S. implemented tariffs on thousands of categories of goods. These tariffs caused us to alter our behavior, which included raising prices and purchasing products in amounts and at times that we otherwise may not have. These behaviors likely negatively impacted our operating results and could lead to the loss of customers. Given the uncertainty regarding the scope and duration of these trade actions, the continuing impact on our operations and/or results is difficult to predict.

Our business operations and financial results may be impacted by the United Kingdom’s (“UK”) planned departure from the European Union (“EU”), commonly referred to as Brexit. The UK’s deadline to reach an agreement with the EU is March 29, 2019 and it is unclear whether the parties will agree to terms before then. As such, and even if a deal is reached, Brexit may, among other things, result in adverse tax consequences for us relating to the movement of products and related matters between the UK and EU.

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

As of December 31, 2018, we had approximately 6,200 full-time employees. Approximately 29.4% of our employees are represented by various labor unions with separate collective bargaining agreements or government labor union contracts for certain international locations. Our North American collective bargaining agreements, which are typically three years in length, expire at various times during any given three year period. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew our various collective bargaining agreements on a timely basis or on favorable terms, or at all. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

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

Our products and our marketing and advertising programs are subject to regulation in the U.S. by various federal, state and local regulatory authorities, including the Federal Trade Commission and the U.S. Food and Drug Administration. In addition, other governments and agencies in other jurisdictions regulate the sale and distribution of our products. These rules and regulations may change from time to time, or may conflict. There may be continuing costs of regulatory compliance including continuous testing, additional quality control processes and appropriate auditing of design and process compliance. For example, the CPSC and many foreign jurisdictions have adopted rules relating to fire retardancy standards for the mattress industry. Further, some states and the U.S. Congress continue to consider fire retardancy regulations that may be different or more stringent than the CPSC standard. Adoption of multi-layered regulatory regimes, particularly if they conflict with each other, could increase our costs, alter our manufacturing processes and impair the performance of our products which may have an adverse effect on our business. We are also subject to various health and environmental provisions, such as California Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986) and 16 CFR Part 1633 (Standard for the Flammability (Open Flame) of Mattress Sets).

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

We maintain certain defined benefit pension plans. In addition, hourly employees working at certain of Sealy’s domestic manufacturing facilities are covered by union sponsored retirement and health and welfare plans. These plans cover both active employees and retirees. The plans are currently underfunded, and under certain circumstances, including the decision to close or sell a facility, we could be required to pay amounts with respect to this underfunding. Such events may significantly impair our profitability and liquidity and the possibility of having to make these payments could affect our decision on whether to close or sell a particular facility. For more information, refer to Note 9, “Retirement Plans,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

•	the use or non-use of our share repurchase program;

•	bankruptcies of any of our nationally or regionally-significant customers;

•	loss of any of our major customers;

•	conditions or trends in the mattress industry generally;

•	additions or departures of key personnel;

•	announcements by us or our competitors or significant retailer customers of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

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

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions, any of which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors that some stockholders may consider favorable.

Provisions of Delaware law and our certificate of incorporation and by-laws could hamper a third party’s acquisition of us, or discourage a third party from attempting to acquire control of us. You may not have the opportunity to participate in these transactions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

•	our ability to issue preferred stock with rights senior to those of the common stock without any further vote or action by the holders of our common stock;

•	the requirements that our stockholders provide advance notice and certain disclosures when nominating our directors; and

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding our principal facilities at December 31, 2018.

Name	Location	Approximate Square Footage	Title	Type of Facility
North America
Tempur Production USA, LLC	Albuquerque, New Mexico	800,000	Leased (a)	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Hagerstown, Maryland	615,600	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Plainfield, Indiana	614,000	Leased	Manufacturing
Tempur Production USA, LLC	Duffield, Virginia	581,000	Owned (a)	Manufacturing
Comfort Revolution, LLC	Belmont, MS	432,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	City of Industry, California	430,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Conyers, Georgia	300,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Green Island, New York	257,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Richmond, California	241,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Orlando, Florida	225,050	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Brenham, Texas	220,500	Owned (a)	Manufacturing
Tempur Production USA, LLC	Mountain Top, Pennsylvania	210,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Trinity, North Carolina	180,000	Owned (a)	Manufacturing
Sealy Canada, Ltd	Alberta, Canada	144,500	Owned	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Medina, Ohio	140,000	Owned (a)	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Lacey, Washington	134,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Kansas City, Kansas	122,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Phoenix, Arizona	120,000	Leased	Manufacturing
Sealy Canada, Ltd	Toronto, Canada	120,000	Leased	Manufacturing
Sealy, Inc.	Trinity, North Carolina	105,500	Owned (a)	Office
Sealy Canada, Ltd	Quebec, Canada	88,000	Owned	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Denver, Colorado	82,000	Owned (a)	Manufacturing
Tempur-Pedic Management, LLC	Lexington, Kentucky	77,400	Owned (a)	Office
Sealy Mattress Company of Puerto Rico	Carolina, Puerto Rico	44,000	Owned	Manufacturing
Tempur Retail Stores, LLC	Irving, Texas	10,225	Leased	Office

International
Dan-Foam ApS	Aarup, Denmark	523,000	Owned	Manufacturing
Tempur Deutschland GmbH	Steinhagen, Germany	143,500	Owned	Warehouse
Sealy Mattress Company Mexico, S. de R.L. de C.V.	Toluca, Mexico	130,500	Owned	Manufacturing
Tempur UK Ltd	Middlesex, United Kingdom	61,000	Leased	Warehouse
Tempur France	Ile de France, France	53,800	Leased	Warehouse

(a)	We have granted a mortgage or otherwise encumbered our interest in this facility as collateral for secured indebtedness.

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

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings can be found in Note 13, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements, included in Part II, ITEM 8, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

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

As of February 18, 2019, we had approximately 76 stockholders of record of our common stock.

Dividends

We do not pay a dividend. The decision to pay a dividend in future periods is reviewed by our Board of Directors on a periodic basis. Further, we are subject to certain customary restrictions on dividends under our 2016 Credit Agreement and Indentures. See Note 8, "Debt," in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a discussion of the 2016 Credit Agreement and Indentures.

Issuer Purchases of Equity Securities

In 2016, our Board of Directors authorized a share repurchase program pursuant to which we were authorized to repurchase shares of our common stock for a total repurchase price of not more than $600.0 million. In February 2017, the Board authorized an increase of $200.0 million to its existing share repurchase program for repurchases of Tempur Sealy International's common stock. The Company did not repurchase any shares during the year ended December 31, 2018 under the existing share repurchase program. As of December 31, 2018, the Company had approximately $226.9 million remaining under the existing share repurchase program for repurchases of Tempur Sealy International's common stock.

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

The following table sets forth purchases of our common stock for the three months ended December 31, 2018:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
October 1, 2018 - October 31, 2018	—	(1)	$—	—	$226.9
November 1, 2018 - November 30, 2018	32	(1)	$49.11	—	$226.9
December 1, 2018 - December 31, 2018	25,085	(1)	$42.45	—	$226.9
Total	25,117			—

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

The following table compares cumulative stockholder returns for us over the last five years to the Standard & Poor’s ("S&P") 500 Stock Composite Index, and a peer group. The S&P 500 Composite Index is a capitalization weighted index of 500 stocks intended to be a representative sample of leading companies in leading industries within the U.S. economy. We selected these stocks based on market size, liquidity and industry group representation. We believe the peer group discussed below closely reflects our business and, as a result, provides a meaningful comparison of stock performance.

The peer issuers included in this graph are set forth below in the table. In 2018, HNI Corporation was added to the peer group.

2018 Peer Group

Brunswick Corporation (BC)	HNI Corporation (HNI)	Sleep Number Corporation (SNBR)
Carter's, Inc. (CRI)	La-Z-Boy Incorporated (LZB)	Steelcase Inc. (SCS)
Columbia Sportswear Company (COLM)	Leggett & Platt, Incorporated (LEG)	Tupperware Brands Corporation (TUP)
Deckers Outdoor Corporation (DECK)	lululemon athletica inc. (LULU)	Under Armour, Inc. (UA)
Gildan Activewear Inc. (GIL)	Herman Miller, Inc. (MLHR)	Williams-Sonoma, Inc. (WSM)
Hanesbrands Inc. (HBI)	Polaris Industries Inc. (PII)	Wolverine World Wide, Inc. (WWW)
Hasbro, Inc. (HAS)	RH (RH)

2017 Peer Group

Brunswick Corporation (BC)	La-Z-Boy Incorporated (LZB)	Steelcase Inc. (SCS)
Carter's, Inc. (CRI)	Leggett & Platt, Incorporated (LEG)	Tupperware Brands Corporation (TUP)
Columbia Sportswear Company (COLM)	lululemon athletica inc. (LULU)	Under Armour, Inc. (UA)
Deckers Outdoor Corporation (DECK)	Herman Miller, Inc. (MLHR)	Williams-Sonoma, Inc. (WSM)
Gildan Activewear Inc. (GIL)	Polaris Industries Inc. (PII)	Wolverine World Wide, Inc. (WWW)
Hanesbrands Inc. (HBI)	RH (RH)
Hasbro, Inc. (HAS)	Sleep Number Corporation (SNBR)

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Tempur Sealy International, Inc.	$100.00	$101.76	$130.58	$126.54	$116.18	$76.72
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
2017 Peer Group	100.00	113.30	103.71	104.82	123.56	118.23
2018 Peer Group	100.00	113.78	103.59	105.90	123.36	118.01

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. Our Consolidated Financial Statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 are included in Part II, ITEM 8 of this Report. The table has been adjusted to reflect certain Latin American subsidiaries as discontinued operations for all periods presented.

(in millions, except per common share amounts)
Statement of Income Data:	2018	2017	2016	2015	2014
Net sales	$2,702.9	$2,700.6	$3,079.7	$3,089.3	$2,936.3
Cost of sales	1,582.2	1,579.6	1,790.2	1,864.4	1,808.6
Gross profit	1,120.7	1,121.0	1,289.5	1,224.9	1,127.7
Operating expense, net (1)	864.4	825.5	876.1	918.3	854.0
Operating income	256.3	295.5	413.4	306.6	273.7
Interest expense, net	92.3	87.3	82.9	94.0	90.1
Loss on extinguishment of debt	—	—	47.2	—	—
Loss on disposal, net	—	—	—	—	23.2
Other (income) expense, net	(1.0)	(7.2)	(0.3)	9.7	(14.6)
Income before income taxes from continuing operations	165.0	215.4	283.6	202.9	175.0
Income tax provision (2)	(49.6)	(43.8)	(86.3)	(125.2)	(65.1)
Income from continuing operations	115.4	171.6	197.3	77.7	109.9
Loss from discontinued operations, net of tax	(17.8)	(30.9)	(12.3)	(12.0)	(7.0)
Net income before non-controlling interests	97.6	140.7	185.0	65.7	102.9
Less: net (loss) income attributable to non-controlling interests	(2.9)	(10.7)	(5.6)	1.2	1.1
Net income attributable to Tempur Sealy International, Inc.	$100.5	$151.4	$190.6	$64.5	$101.8

Balance Sheet Data (at end of period):
Cash and cash equivalents	$45.8	$41.1	$64.6	$153.0	$61.8
Total assets	2,715.4	2,694.0	2,698.8	2,652.0	2,573.2
Total debt, net	1,576.5	1,644.6	1,779.0	1,420.8	1,537.0
Capital leases and other debt	69.7	108.5	109.1	34.0	27.7
Redeemable non-controlling interest	—	2.2	7.6	12.4	12.6
Total stockholders' equity (deficit)	217.5	112.5	(41.9)	267.8	180.6

Other Financial and Operating Data:
Dividends per common share	$—	$—	$—	$—	$—
Depreciation and amortization (3)	111.9	94.0	88.6	92.6	88.2
Net cash provided by operating activities from continuing operations	207.5	256.5	168.1	231.6	233.1
Net cash used in investing activities from continuing operations	(71.2)	(65.7)	(61.9)	(58.9)	(9.5)
Net cash used in financing activities from continuing operations	(107.0)	(175.2)	(185.1)	(90.7)	(238.1)
Basic earnings per common share for continuing operations	2.17	3.37	3.44	1.24	1.79
Diluted earnings per common share for continuing operations	2.15	3.33	3.39	1.22	1.75
Capital expenditures	73.6	66.6	61.9	65.1	46.5

(1)	Operating expense, net for 2018 includes $31.3 million of bad debt expense, which includes the impact of certain customer bankruptcies.

(2)
Income tax provision for 2015 includes approximately $60.7 million related to changes in estimate related to the uncertain tax position regarding the Danish Tax Matter, as defined in Note 14, "Income Taxes," in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report. The income tax provision for 2017 includes the provisional impact of the U.S. Tax Reform Act.

(3)
Includes $24.8 million, $13.3 million, $16.2 million, $22.5 million, $13.4 million in non-cash, stock-based compensation expense related to restricted stock units, performance restricted stock units, deferred stock units and stock options in 2018, 2017, 2016, 2015, and 2014, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Part II, ITEM 6 of this Report and the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Report. In addition, prior period amounts have been revised to reflect certain Latin American subsidiaries as discontinued operations. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and Part I, ITEM 1A of this Report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the years ended December 31, 2018, 2017 and 2016, including the following topics:

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

Business Segments

We operate under two reportable segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. Our North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries and licensees located in the U.S. and Canada. Our International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America. We evaluate segment performance based on net sales, gross profit and operating income.

Customer Bankruptcies

We have experienced a decline in certain North America traditional bedding and department store retailers. In 2018, we recorded $31.3 million of bad debt expense, which includes the impact of certain customer bankruptcies.

On January 11, 2019, a customer in our North America business segment, Innovative Mattress Solutions, LLC ("iMS"), filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Eastern District of Kentucky (the "Bankruptcy Court"). In connection with the bankruptcy filing, we agreed to provide debtor-in-possession financing (the “DIP Financing”) to iMS, which was subsequently approved by the Bankruptcy Court. For the year ended December 31, 2018, iMS represented less than 2% of our global net sales. In 2018, we recorded charges of $21.2 million associated with certain iMS-related assets, primarily made up of trade and other receivables, to fully reserve this account.

On February 12, 2019, in connection with our review of strategic alternatives related to iMS during the iMS bankruptcy proceedings, we submitted a stalking horse bid in the form of an asset purchase agreement (the "Asset Purchase Agreement") pursuant to which we agreed to purchase certain assets of iMS. Under the terms of the Asset Purchase Agreement, upon consummation of the transactions contemplated thereby, iMS will assign all of its rights, title and interest in and to substantially all assets and related contractual rights, other than certain specified excluded assets and contractual rights (the "Assets"), to us in exchange for consideration consisting of (i) a credit bid of amounts outstanding as of the closing date under the DIP Financing and pre-petition obligations, (ii) assumption of certain liabilities; and (iii) cash consisting of cure costs, a wind down payment and certain unpaid professional fees as of the closing date, all of which is subject to the approval of the Bankruptcy Court. The purchase price is expected to be up to $26 million based on the aggregate value of clauses (i)-(iii), but will depend on the timing of the Section 363 auction to be supervised by the Bankruptcy Court (the “Section 363 Auction”) and closing. The transaction contemplated by the Asset Purchase Agreement (the "Transaction") is expected to close during the second quarter of 2019. The Assets will not be fully determined until just before closing, which is currently anticipated to be around April 1, 2019, and will likely include inventory, receivables, leases, intellectual property, contractual rights, personal property and goodwill. The closing is subject to a number of customary conditions, including being selected as the winning bidder after the Section 363 Auction and the Bankruptcy Court’s approval of the Asset Purchase Agreement. The Transaction may be terminated by either party, subject to conditions including a drop-dead date of May 1, 2019, and the Asset Purchase Agreement includes customary conditions, representations and warranties and covenants. We can provide no assurance that we will be selected as the winning bidder in the Section 363 Auction or that the Bankruptcy Court will approve the Asset Purchase Agreement.

Discontinued Operations

During 2018, we completed an evaluation of our International operations and identified certain Latin American subsidiaries with low profitability and difficult operating environments with higher operational risk and volatility. As a result, we decided to divest of the net assets of certain of these subsidiaries in the Latin American region and enter into licensee relationships in these markets. These actions were completed in 2018 with the sale of certain subsidiaries, including our largest subsidiary in the region which was sold to an unrelated third party on December 28, 2018. The decision to convert certain subsidiaries of the Latin American region to a licensee model represents a strategic shift in our business. Accordingly, we classified the results of operations and cash flows of certain of these subsidiaries in the Latin American region as discontinued operations in our Consolidated Statements of Income and Consolidated Statements of Cash Flows for all periods presented. The net assets of these Latin American subsidiaries have been retrospectively reflected as held for sale at December 31, 2017.

Termination of Mattress Firm Relationship

Mattress Firm, Inc. ("Mattress Firm") was a customer within the North America segment and was our largest customer in 2016, but only represented 3.5% of net sales in 2017. In January 2017, Tempur-Pedic North America, LLC. ("Tempur-Pedic") and Sealy Mattress Company ("Sealy Mattress") entered into transition agreements with Mattress Firm in which they agreed, among other things, to continue supplying Mattress Firm until April 3, 2017, at which time the parties' business relationships ended. The parties have been subject to ongoing litigation since 2017. Effective February 11, 2019, the parties agreed to settle all such litigation, in consideration of full mutual releases of all claims.

Factors That Could Impact Results of Operations

The factors outlined below could impact our future results of operations. For more extensive discussion of these and other risk factors, please refer to "Risk Factors" under Part I, ITEM 1A in this Report.

General Business and Economic Conditions

Our business is affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to continue. Low end bedding imports from China significantly increased during 2018 and are competing against our value priced Sealy products in the U.S. market. These imports may be sold below cost. In September 2018, we and other industry participants filed petitions with the U.S. International Trade Commission and the U.S. Department of Commerce, alleging that many of these Chinese imports are being dumped into the U.S. market at prices below cost. As a result of this petition, the U.S. International Trade Commission and the U.S. Department of Commerce have commenced investigations which are expected to take fifteen months to complete. A final determination of their investigations are expected in late 2019.

We are focused on developing our North America distribution network by opening more company-owned stores and expanding our online availability. We currently expect to have at least 60 company-owned retail stores in operation by the end of 2019. We expect these company-owned stores to complement our existing third-party retail partners by increasing our product's brand awareness in the local markets. We also plan to expand our offerings in our own e-commerce platform and with third-party online retailers where our market share is still very low. Bedding sales have increased significantly online, as a growing segment of consumers prefer to purchase bedding products through this channel.

We continue to make strategic investments, including: introducing new products; investing in increasing our global brand awareness; investing in research and development and productivity initiatives; and taking other actions to further strengthen our business. In 2019, we also expect to pay incentive compensation of approximately $20 million at target, which was not earned in 2018.

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

In 2018, foreign currency exchange rate changes positively impacted our net income by 1.4% and positively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by approximately 0.4%. In the first half of 2019, we expect foreign exchange rate fluctuations will negatively impact our results of operations as the U.S. Dollar is projected to strengthen relative to all major foreign currencies. As a result, we expect net sales will be unfavorably impacted by approximately $30 million as compared to 2018. We also expect net income and EBITDA, which is a non-GAAP financial measure, will be unfavorably impacted by approximately $3 million and $5 million, respectively.

Competition

We compete in the global bedding industry. Participants in the bedding industry compete primarily on price, quality, brand name recognition, product availability, and product performance. We compete with a number of different types of mattress alternatives, including standard innerspring mattresses, visco-elastic mattresses, foam mattresses, hybrid innerspring/foam mattresses, futons, air beds and other air-supported mattresses. These alternative products are primarily sold through a variety of channels, including retail furniture and bedding stores, department stores, wholesale clubs and the internet.

Our North America segment competes in various mattress categories, and contributed 79.0% of our net sales for the year ended December 31, 2018. These mattress categories are highly competitive, with many competitor products supported by aggressive marketing campaigns and promotions. The North American bedding market is also changing rapidly, becoming more focused on the consumer, rationalizing store count, evolving media spend and investing in online direct-to-consumer models. Our International segment competes in a highly fragmented market, which is generally served by a large number of manufacturers operating primarily on a regional and local basis. These manufacturers offer a broad range of mattress and pillow products. In addition, mattress and pillow manufacturers and retailers are seeking to increase their channels of distribution and are looking for new ways to reach the consumer, including the recent expansion in the number of companies pursuing online direct-to-consumer models for foam mattresses. Additionally, retailers in both the U.S. and international markets are seeking to integrate vertically in the furniture and bedding industries, including offering their own brands of mattresses and pillows. These factors, along with increased competition, may negatively impact our results.

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

In 2019, we expect gross margin to be favorably impacted by several factors: sales growth of Tempur products in North America, 2018 and 2019 pricing actions of approximately $30 million, improved merchandising mix as we complete the launch of new products and expansion of our Direct channel. We expect these factors may be offset by a slight decline in Sealy product sales in North America.
We do not expect significant commodity inflation in 2019. As a result of significant commodity cost increases in 2018, we implemented price increases on our products three times. In 2019, we also plan to implement certain price increases on our adjustable bases imported from China as a result of import tariffs in 2018, as there is generally a lag to fully offset these inflationary pressures. Our gross margins may be unfavorably impacted if import tariffs increase in 2019.

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

In our North America segment in 2019, we will introduce our higher-end Tempur Breeze products to complete the largest Tempur rollout in our history, and we will introduce our new Stearns & Foster lineup. In 2018, we launched entry-level Tempur mattresses, Tempur pillows, Sealy Hybrid mattresses and adjustable bases. Our profitability in North America was unfavorably impacted, as some consumers purchased our new entry-level mattresses instead of our existing higher-end mattresses. We expect this trend to continue in the first half of 2019, when our higher-end Tempur mattresses are fully floored with our retailers. We expect to incur launch costs for the Tempur Breeze and Stearns & Foster product introductions comparable to the launch costs incurred in 2018. Sales in our Wholesale and Direct channels will also be unfavorably impacted as retailers discount and sell their existing inventory of our products in anticipation of the release of our new products.

The U.S. Tax Reform Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Reform Act”) was signed into law making significant changes to U.S. tax law. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 (the "Transition Tax"). In accordance with the U.S. Tax Reform Act, we recorded an income tax benefit of $23.8 million in the fourth quarter of 2017, the period in which the legislation was enacted. The total benefit included a tax benefit of $69.7 million related to the remeasurement of certain deferred tax assets and liabilities net of $45.9 million in additional income tax expense related to the Transition Tax. During 2018, we completed our analysis based on subsequent guidance issued with respect to the U.S. Tax Reform Act currently available which resulted in an additional tax benefit of $6.8 million related to the finalization of the Transition Tax obligation. The overall net impact of the U.S. Tax Reform Act on future periods is expected to result in a net decrease in our overall effective tax rates as compared to periods prior to enactment, driven by the reduction in the U.S. federal tax rate. The impact of the rate reduction will be partially offset in future periods by changing or limiting certain tax deductions and certain international provisions of the U.S. Tax Reform Act. The impact of the U.S. Tax Reform Act on future periods may differ due to changes in tax law interpretations, issuance of additional guidance, and other changes in facts and circumstances. We expect our effective tax rate to range from 26% to 28% in 2019.

For more extensive discussion of the U.S. Tax Reform Act, please refer to Note 14, "Income Taxes," of the Notes to the Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

Danish Tax Proceeding

Since 2001, we have been involved in a dispute with SKAT regarding the royalty paid by a U.S. subsidiary of Tempur Sealy International to a Danish subsidiary (the "Danish Tax Matter") for the right to utilize certain intangible assets. During 2018, we negotiated a settlement with SKAT for the tax years 2001 through 2011 (the “Settlement Years”). In addition, we have entered into an Advance Pricing Agreement program (the “APA Program”) for the tax years 2012 through 2022 in which the IRS, on our behalf, will negotiate directly with SKAT the royalty to be paid by the U.S. subsidiary to the Danish Subsidiary. We maintain an uncertain income tax liability for both the Settlement Years and for the tax years 2012 through 2018 that are included in the APA Program. If we are required to further increase the uncertain tax liability for either or both periods based on a change in facts and circumstances, it could have a material impact on our reported earnings. Further, if the IRS and SKAT are unable to reach a mutually acceptable agreement with respect to the tax years included in the APA Program, we could be required to make a significant payment to SKAT for Danish tax related to such years, which could have a material adverse effect on our results of operations and liquidity.

For more extensive discussion of the Danish Tax Proceeding, please refer to Note 14, "Income Taxes," of the Notes to the Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

Financial Leverage

As of December 31, 2018, we had $1,653.8 million of debt outstanding, and our adjusted EBITDA, which is a non-GAAP financial measure, was $424.7 million for 2018. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available. As of December 31, 2018, our ratio of funded debt less qualified cash to Adjusted EBITDA in accordance with our 2016 Credit Agreement was 3.87 times, within the covenant in our debt agreements which limits this ratio to 5.00 times for the year ended December 31, 2018. For more information on this non-GAAP measure and compliance with our 2016 Credit Agreement, please refer to “Non-GAAP Financial Information” below.

2018 Results of Operations

A summary of our results for the year ended December 31, 2018 include:

•	Total net sales increased 0.1% to $2,702.9 million from $2,700.6 million in 2017.

•	Gross margin was 41.5% in both 2018 and 2017. Adjusted gross margin, which is a non-GAAP financial measure, was 41.9% as compared to 42.0% in 2017.

•
GAAP operating income was $256.3 million, or 9.5% of net sales, as compared to $295.5 million, or 10.9% of net sales, in 2017. Adjusted operating income, which is a non-GAAP financial measure was $307.6 million, or 11.4% of net sales, as compared to $325.3 million, or 12.0% of net sales, in 2017.

•	GAAP net income was $100.5 million as compared to $151.4 million in 2017. Adjusted net income, which is a non-GAAP financial measure, was $163.0 million as compared to $179.2 million in 2017.

•	GAAP earnings per diluted share ("EPS") was $1.82 as compared to $2.77 in 2017. Adjusted EPS, which is a non-GAAP financial measure, was $2.96 as compared to $3.28 in 2017.

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

The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of net sales:

(in millions, except percentages and	Year Ended December 31,
per common share amounts)	2018		2017		2016
Net sales	$2,702.9	100.0%	$2,700.6	100.0%	$3,079.7	100.0%
Cost of sales	1,582.2	58.5	1,579.6	58.5	1,790.2	58.1
Gross profit	1,120.7	41.5	1,121.0	41.5	1,289.5	41.9
Selling and marketing expenses	587.8	21.7	586.1	21.7	635.5	20.6
General, administrative and other expenses	294.2	10.9	261.4	9.7	273.4	8.9
Customer termination charges, net	—	—	14.4	0.5	—	—
Equity income in earnings of unconsolidated affiliates	(17.6)	(0.7)	(15.6)	(0.6)	(13.3)	(0.4)
Royalty income, net of royalty expense	—	—	(20.8)	(0.8)	(19.5)	(0.6)
Operating income	256.3	9.5	295.5	10.9	413.4	13.4

Other expense, net:
Interest expense, net	92.3	3.4	87.3	3.2	82.9	2.7
Loss on extinguishment of debt	—	—	—	—	47.2	1.5
Other income, net	(1.0)	—	(7.2)	(0.3)	(0.3)	—
Total other expense. net	91.3	3.4	80.1	3.0	129.8	4.2

Income from continuing operations before income taxes	165.0	6.1	215.4	8.0	283.6	9.2
Income tax provision	(49.6)	(1.8)	(43.8)	(1.6)	(86.3)	(2.8)
Income from continuing operations	115.4	4.3	171.6	6.4	197.3	6.4
Loss from discontinued operations, net of tax	(17.8)	(0.6)	(30.9)	(1.1)	(12.3)	(0.4)
Net income before non-controlling interests	97.6	3.6	140.7	5.2	185.0	6.0
Less: Net loss attributable to non-controlling interests	(2.9)	(0.1)	(10.7)	(0.4)	(5.6)	(0.2)
Net income attributable to Tempur Sealy International, Inc.	$100.5	3.7%	$151.4	5.6%	$190.6	6.2%

Earnings per common share:

Basic
Earnings per share for continuing operations	$2.17		$3.37		$3.44
Loss per share for discontinued operations	(0.32)		(0.57)		(0.21)
Earnings per share	$1.85		$2.80		$3.23

Diluted
Earnings per share for continuing operations	$2.15		$3.33		$3.39
Loss per share for discontinued operations	(0.33)		(0.56)		(0.20)
Earnings per share	$1.82		$2.77		$3.19

Weighted average common shares outstanding:
Basic	54.4		54.0		59.0
Diluted	55.1		54.7		59.8

NET SALES

	Year Ended December 31,
	Consolidated			North America			International
(in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net sales by channel
Wholesale	$2,452.1	$2,499.9	$2,949.0	$1,989.1	$2,052.6	$2,511.7	$463.0	$447.3	$437.3
Direct	250.8	200.7	130.7	147.1	121.2	58.4	103.7	79.5	72.3
Total net sales	$2,702.9	$2,700.6	$3,079.7	$2,136.2	$2,173.8	$2,570.1	$566.7	$526.8	$509.6

Year ended December 31, 2018 compared to year ended December 31, 2017

Net sales increased 0.1%, and on a constant currency basis decreased 0.3%. The change in net sales was driven by the following:

•
North America net sales decreased $37.6 million, or 1.7%. Excluding Mattress Firm, North America net sales increased 2.8%. In 2017, net sales to Mattress Firm were $95.7 million prior to the termination of our contract on April 3, 2017. Net sales in the Wholesale channel decreased $63.5 million, or 3.1%, driven primarily by the termination of our contract with Mattress Firm.  Additionally, we experienced a decline in certain traditional bedding and department store retailers in 2018. Net sales in our Direct channel increased $25.9 million, or 21.4%, driven primarily by expanded retail stores. On a constant currency basis, North America net sales decreased 1.7%.

•
International net sales increased $39.9 million, or 7.6%. On a constant currency basis, our International net sales increased 5.6%, driven primarily by growth across all regions and the change in classification of royalty income due to the adoption of new revenue recognition guidance. Net sales in the Wholesale channel increased 1.3% on a constant currency basis. Net sales in the Direct channel increased 29.6% on a constant currency basis, primarily driven by growth from company-owned stores.

Year ended December 31, 2017 compared to year ended December 31, 2016

Net sales decreased 12.3%, and on a constant currency basis decreased 12.5%. The change in net sales was driven by the following:

•
North America net sales decreased $396.3 million or 15.4%. Net sales to Mattress Firm were $95.7 million prior to the termination of our contract on April 3, 2017, as compared to $668.6 million for 2016, which resulted in a net sales decrease of $572.9 million. Excluding Mattress Firm, North America net sales increased $176.6 million or 9.3%, driven by growth across all of our brands. Net sales in the Wholesale channel decreased $459.1 million, or 18.3%, driven primarily by the termination of our contract with Mattress Firm. Excluding sales to Mattress Firm, Wholesale net sales increased 6.2%. Additionally, sales to a national department store retailer in the Wholesale channel significantly declined in 2017 as compared to 2016. Net sales in our Direct channel increased $62.8 million or 107.5%, driven primarily by growth in e-commerce.

•
International net sales increased $17.2 million, or 3.4%. On a constant currency basis, our International net sales increased 3.2%, driven primarily by growth in Asia-Pacific and Latin America. Net sales in the Wholesale channel increased 1.8% on a constant currency basis. Net sales in the Direct channel increased 11.3% on a constant currency basis.

GROSS PROFIT

	Year Ended December 31,
	2018		2017		2016		Margin Change
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	2018 vs 2017	2017 vs 2016
North America	$823.4	38.5%	$844.7	38.9%	$1,017.4	39.6%	(0.4)%	(0.7)%
International	297.3	52.5%	276.3	52.4%	272.1	53.4%	0.1%	(1.0)%
Consolidated	$1,120.7	41.5%	$1,121.0	41.5%	$1,289.5	41.9%	—%	(0.4)%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Year ended December 31, 2018 compared to year ended December 31, 2017

Gross margin was flat. The principal factors impacting gross margin for each segment are discussed below.

•
North America gross margin declined 40 basis points. The decline in gross margin was primarily driven by commodity cost inflation of 220 basis points and unfavorable merchandising mix of 90 basis points. We also recorded $6.1 million of restructuring charges related to our acquisition of the remaining interest in a joint venture and $5.6 million of supply chain transition costs to consolidate certain manufacturing and distribution facilities. The decline in gross margin was offset by operational improvements of 80 basis points, favorable brand mix of 70 basis points and favorable pricing of 70 basis points. In the first quarter of 2017, we also recorded costs associated with a $5.4 million write-off of customer-unique inventory and $6.1 million of increased product obligations as a result of the termination of the Mattress Firm relationship.

•
International gross margin improved 10 basis points. The change in gross margin was primarily driven by operational improvements of 80 basis points, the change in classification of royalty income due to the adoption of the new revenue recognition accounting standard of 70 basis points and favorable product launch costs. These were partially offset by unfavorable mix of 130 basis points and unfavorable commodity cost inflation.

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

•	International gross margin declined 100 basis points. The decline was driven primarily by new product launch costs and mix.

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

Year ended December 31, 2018 compared to year ended December 31, 2017

	Year Ended December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising	$259.3	$283.4	$220.5	$248.7	$38.8	$34.7	$—	$—
Other selling and marketing	328.5	302.7	194.4	186.7	125.7	110.3	8.4	5.7
General, administrative and other	294.2	261.4	158.5	124.0	42.9	46.1	92.8	91.3
Customer termination charges, net	—	14.4	—	20.9	—	0.8	—	(7.3)
Total operating expense	$882.0	$861.9	$573.4	$580.3	$207.4	$191.9	$101.2	$89.7

Operating expenses increased $20.1 million, and increased 70 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are discussed below.

•
North America operating expenses decreased $6.9 million and increased 10 basis points as a percentage of net sales. The decrease was driven by decreased participation in our wholesale cooperative advertising programs and decreased investments in our advertising programs, which was partially offset by investments in our retail store expansion. In 2018, we also recorded $20.9 million of charges associated with a Wholesale customer bankruptcy, primarily made up of the write-off of trade and other receivables. Additionally, in 2018, we recorded $4.1 million of restructuring charges related to our acquisition of the remaining interest in a joint venture and bad debt expenses of $3.5 million, primarily driven by the bankruptcy of a department store retailer. In 2017, we recorded $20.9 million of charges related to the Mattress Firm termination.

•
International operating expenses increased $15.5 million and increased 20 basis points as a percentage of net sales. In 2018, we recorded $8.2 million of costs associated with our International simplification efforts, including headcount reduction, professional fees and store closures. The remaining increase in operating expenses was primarily driven by increased other selling and marketing expenses for certain retail store expansions.

•
Corporate operating expenses increased $11.5 million, or 12.8%. The increase in operating expenses was primarily driven by a $9.3 million benefit recorded in the first quarter of 2017 for the change in estimate associated with performance-based stock compensation that was no longer probable of payout following the Mattress Firm termination, offset by $0.9 million of accelerated stock-based compensation and $1.1 million of other employee-related expenses and professional fees. In 2018, we also recorded $4.9 million of professional fees related to restructuring activities.

Research and development expenses for the year ended December 31, 2018 were $21.9 million compared to $21.7 million for the year ended December 31, 2017, a decrease of $0.2 million, or 0.9%.

Year ended December 31, 2017 compared to year ended December 31, 2016

	Year Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising	$283.4	$352.3	$248.7	$316.5	$34.7	$35.8	$—	$—
Other selling and marketing	302.7	283.2	186.7	169.5	110.3	110.8	5.7	2.9
General, administrative and other	261.4	273.4	124.0	127.3	46.1	49.8	91.3	96.3
Customer termination charges, net	$14.4	$—	$20.9	$—	$0.8	$—	$(7.3)	$—
Total operating expense	$861.9	$908.9	$580.3	$613.3	$191.9	$196.4	$89.7	$99.2

Operating expenses decreased $47.0 million and increased 240 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are discussed below.

•
North America operating expenses decreased $33.0 million and increased 280 basis points as a percentage of net sales. In the first quarter of 2017, we recorded $20.9 million of charges related to the Mattress Firm termination, which included a $17.2 million write-off of customer incentives and marketing assets and $3.7 million of employee-related and professional fees. Additionally, we had unfavorable operating expense leverage, including investments in marketing. These were offset by decreased participation in our wholesale cooperative advertising programs.

•
International operating expenses decreased $4.5 million and decreased 210 basis points as a percentage of net sales, primarily driven by improved operating expense leverage. In 2017, we recognized $2.7 million of charges for a European customer's bankruptcy and other employee-related expenses.

•
Corporate operating expenses decreased $9.5 million, or 9.6%. The decrease in operating expenses was primarily driven by a $9.3 million benefit recorded in the first quarter of 2017 for the change in estimate associated with performance-based stock compensation that was no longer probable of payout following the Mattress Firm termination.

Research and development expenses for the year ended December 31, 2017 were $21.7 million compared to $26.7 million for the year ended December 31, 2016, a decrease of $5.0 million, or 18.7%.

OPERATING INCOME

	Year Ended December 31,
	2018		2017		2016		Margin Change
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin	2018 vs 2017	2017 vs 2016
North America	$250.0	11.7%	$273.2	12.6%	$411.8	16.0%	(0.9)%	(3.4)%
International	107.5	19.0%	112.0	21.3%	100.6	19.7%	(2.3)%	1.6%
	357.5		385.2		512.4
Corporate expenses	(101.2)		(89.7)		(99.0)
Total operating income	$256.3	9.5%	$295.5	10.9%	$413.4	13.4%	(1.4)%	(2.5)%

Year ended December 31, 2018 compared to year ended December 31, 2017

Operating income decreased $39.2 million and operating margin declined 140 basis points. The decrease was driven by the following:

•
North America operating income decreased $23.2 million and operating margin declined 90 basis points, primarily driven by the decline in gross margin. In 2018, we recorded $20.9 million of charges associated with a Wholesale customer bankruptcy, primarily made up of the write-off of trade and other receivables. Additionally, in 2018, we recorded $4.1 million of restructuring charges related to our acquisition of the remaining interest in a joint venture and bad debt expenses of $3.5 million, primarily driven by the bankruptcy of a department store retailer. In 2017, we recorded $20.9 million of charges related to the Mattress Firm termination.

•
International operating income decreased $4.5 million and operating margin declined 230 basis points. In 2018, we recorded $8.5 million of costs associated with our International simplification efforts, including headcount reduction, professional fees and store closures. In 2017, we recognized $1.9 million of customer-related charges. The decline in operating margin was driven by the change in classification of royalty income due to the adoption of the new revenue recognition accounting standard.

•
Corporate operating expenses increased $11.5 million, which negatively impacted our consolidated operating margin by 40 basis points. In the first quarter of 2017, we recorded $8.4 million of net stock-based compensation benefit. In 2018, we recorded $4.9 million of professional fees related to restructuring activities.

Year ended December 31, 2017 compared to year ended December 31, 2016

Operating income decreased $117.9 million and operating margin declined 250 basis points. The decrease was driven by the following:

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

•	International operating income increased $11.4 million and operating margin improved 160 basis points, primarily driven by improved operating expense leverage.

•	Corporate operating expenses decreased $9.3 million, as discussed above, which improved our consolidated operating margin by 40 basis points.

INTEREST EXPENSE, NET

	Year Ended December 31,			Percent change
(in millions, except percentages)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Interest expense, net	$92.3	$87.3	$82.9	5.7%	5.3%

Year ended December 31, 2018 compared to year ended December 31, 2017

Interest expense, net, increased $5.0 million, or 5.7%. The increase in interest expense, net, was driven by higher interest rates on our variable rate debt, offset in part by reduced levels of outstanding debt.

Year ended December 31, 2017 compared to year ended December 31, 2016

Interest expense, net, increased $4.4 million, or 5.3%. The increase in interest expense, net, was driven by higher interest rates on our variable rate debt, offset in part by reduced levels of outstanding debt.

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

OTHER INCOME, NET

	Year Ended December 31,			Percent change
(in millions, except percentages)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Other income, net	$(1.0)	$(7.2)	$(0.3)	(86.1)%	2,300.0%

Year ended December 31, 2018 compared to year ended December 31, 2017

In 2017, we recognized other income of $9.3 million for payments received pursuant to the transition agreements with Mattress Firm, which did not recur in 2018.

Year ended December 31, 2017 compared to year ended December 31, 2016

In the first quarter of 2017, we recognized other income of $9.3 million for payments received pursuant to the transition agreements with Mattress Firm. In the fourth quarter of 2016, we spent approximately $13 million to support Mattress Firm with store transitions and product launches. The $9.3 million of payments from Mattress Firm were intended to partially reimburse that prior investment.

INCOME TAXES

	Year Ended December 31,			Percent change
(in millions, except percentages)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Income tax	$49.6	$43.8	$86.3	13.2%	(49.2)%
Effective tax rate	30.1%	20.3%	30.4%	9.8%	(10.1)%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Year ended December 31, 2018 compared to year ended December 31, 2017

Our income tax provision increased $5.8 million and our effective tax rate increased 980 basis points, primarily due to discrete, one-time tax matters impacting 2018 and 2017. During 2018, we recorded income tax expense of $12.8 million, net, related to the Danish Tax Matter and a tax benefit of $6.8 million related to the finalization of our Transition Tax obligation. The 2017 income tax provision includes $23.8 million, net, favorable impact of U.S. Tax Reform, which included the initial estimate of the Transition Tax.  The 2018 income tax provision includes the benefit of lower U.S. federal corporate tax rates offset in part by the international provisions and other changes to various deductions resulting from U.S. Tax Reform. Refer to Note 14, “Income Taxes,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for further information.

Year ended December 31, 2017 compared to year ended December 31, 2016

Our income tax provision decreased $42.5 million and our effective tax rate decreased 1,010 basis points. The decrease in effective tax rate is primarily the result of the net favorable effect of the revaluation of deferred income tax assets and liabilities required as a result of the U.S. Tax Reform Act, net of the unfavorable impact of the Transition Tax. Refer to Note 14, “Income Taxes,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for further information.

Liquidity and Capital Resources

Liquidity
Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, share repurchases, capital expenditures and working capital needs. At December 31, 2018, we had working capital of $136.4 million, including cash and cash equivalents of $45.8 million, as compared to working capital of $30.5 million including $41.1 million in cash and cash equivalents as of December 31, 2017.

The increase in working capital was primarily driven by increases in prepaid expenses and other current assets and inventories, as well as decreases in current liabilities from discontinued operations, current portion of long-term debt and income taxes payable. These changes were offset by increases in accrued expenses and other current liabilities and accounts payable. During 2018, we reached an agreement with SKAT and the IRS regarding the previously-disclosed Danish Tax Matter. As a result, the $130.0 million liability owed to SKAT was reclassified from other non-current liabilities to accrued expenses and other current liabilities. We also reclassified $130.0 million from other non-current assets to prepaid expenses and other current assets for amounts on deposit with SKAT. These changes offset each other in working capital. The increase in inventories was primarily due to new product introductions in 2018 and the first quarter of 2019. The decrease in current liabilities from discontinued operations was primarily due to the payment of non-income tax obligations and related interest expense. The decrease in current portion of long-term debt was primarily driven by repayments of International segment debt obligations. The decrease in income taxes payable was primarily due to the payment of our one-time transition tax liability. Accounts payable changes are primarily driven by the timing of payments to vendors.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
(in millions)	2018	2017	2016
Net cash provided by (used in) continuing operations:
Operating activities	$207.5	$256.5	$168.1
Investing activities	(71.2)	(65.7)	(61.9)
Financing activities	(107.0)	(175.2)	(185.1)

Cash provided by operating activities from continuing operations decreased $49.0 million in 2018 as compared to 2017. The decrease in cash provided by operating activities was primarily driven by changes in accounts receivable, inventories and income taxes payable. These were primarily offset by changes in accrued expenses and other current liabilities, accounts payable and deferred income taxes.

Cash used in investing activities from continuing operations increased $5.5 million in 2018 as compared to 2017. The increase in cash used in investing activities was due primarily to an increase in capital expenditures, which was primarily due to the phasing of planned capital projects.

Cash used in financing activities from continuing operations decreased $68.2 million in 2018 as compared to 2017. In 2018, we had net repayments of $100.9 million on our credit facilities, as compared to net repayments of $138.6 million in 2017. In 2018, share repurchases decreased $40.3 million and proceeds from exercise of stock options decreased $8.2 million as compared to the same period in 2017.

Cash Used in Discontinued Operations

The table below presents net cash used in operating, investing and financing activities from discontinued operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(in millions)	2018	2017	2016
Net cash used in discontinued operations:
Operating activities	$(24.4)	$(33.6)	$(2.6)
Investing activities	2.1	3.6	(0.5)
Financing activities	—	—	—

Cash used in discontinued operations decreased $7.7 million in 2018 as compared to 2017, primarily due to the payment of non-income tax obligations and related interest expense.

Capital Expenditures

Capital expenditures totaled $73.6 million for the year ended December 31, 2018 and $66.6 million for the year ended December 31, 2017. We currently expect our 2019 capital expenditures to be approximately $70 to $75 million, which includes investments in our U.S. enterprise resource planning projects, domestic manufacturing facilities, other information technology and our company-owned retail stores.

Debt Service

Our total debt decreased to $1,653.8 million as of December 31, 2018 from $1,762.5 million as of December 31, 2017. As of December 31, 2018, we had no borrowings outstanding under our revolving credit facility, and total availability under the revolver was $476.8 million after giving effect to letters of credit outstanding of $22.7 million. Refer to Note 8, “Debt,” in our Consolidated Financial Statements included in Part II, ITEM 8 for further discussion of our debt.

As of December 31, 2018, our ratio of consolidated funded debt less qualified cash to EBITDA, which is a non-GAAP financial measure, in accordance with our 2016 Credit Agreement was 3.87 times, within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2016 Credit Agreement, which limits this ratio to 5.00 times. As of December 31, 2018, we were in compliance with all of the financial covenants in our debt agreements.

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

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted gross profit, adjusted gross margin, adjusted operating income (expense), adjusted operating margin, EBITDA, adjusted EBITDA, consolidated funded debt and consolidated funded debt less qualified cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income, earnings per share, gross profit, gross margin, operating income (expense) and operating margin as a measure of operating performance or an alternative to total debt as a measure of liquidity. We believe these non-GAAP financial measures provide investors with performance measures that better reflect our underlying operations and trends, providing a perspective not immediately apparent from net income, gross profit, and operating income. The adjustments we make to derive the non-GAAP financial measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP measure, but which we do not consider to be the fundamental attributes or primary drivers of our business.

We believe that exclusion of these items assists in providing a more complete understanding of our underlying results from continuing operations and trends, and we use these measures along with the corresponding GAAP financial measures to manage our business, to evaluate our consolidated and business segment performance compared to prior periods and the marketplace, to establish operational goals and to provide continuity to investors for comparability purposes. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with GAAP and these non-GAAP measures should be considered supplemental in nature and should not be construed as more significant than comparable measures defined by GAAP. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. For more information about these non-GAAP measures and a reconciliation to the nearest GAAP financial measure, please refer to the reconciliations on the following pages.

Key Highlights

	Year Ended December 31,
(in millions, except percentages)	2018	2017	% Change	% Change Constant Currency (1)
Net sales	$2,702.9	$2,700.6	0.1%	(0.3)%
Net income	100.5	151.4	(33.6)%	(32.7)%
Adjusted net income(1)	163.0	179.2	(9.0)%	(8.3)%
EBITDA (1)	356.1	376.5	(5.4)%	(5.0)%
Adjusted EBITDA (1)	424.7	445.6	(4.7)%	(4.4)%

(1)	Non-GAAP financial measure. Please refer to the reconciliations in the following tables.

Adjusted Net Income and Adjusted EPS

A reconciliation of net income to adjusted net income and a calculation of adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional information with respect to the impact of various adjustments as described in the footnotes below. The following table sets forth the reconciliation of our reported net income to the calculation of adjusted net income and a calculation of adjusted EPS for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
(in millions, except per common share amounts)	2018	2017
GAAP net income	$100.5	$151.4
Loss from discontinued operations, net of tax (1)	17.8	30.9
Restructuring costs (2)	24.9	—
Customer-related charges (3)	21.2	—
Supply chain transition costs (4)	7.3	—
Customer termination charges (5)	—	25.9
Other costs (6)	—	3.4
Latin American subsidiary charges (7)	—	0.5
Tax adjustments (8)	(8.7)	(32.9)
Adjusted net income	$163.0	$179.2

Adjusted earnings per share, diluted	$2.96	$3.28

Diluted shares outstanding	55.1	54.7

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2016 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In 2018, we recorded $24.9 million of restructuring costs, including $2.6 million of depreciation expense. These costs included $11.5 million of charges related to the operational alignment of a joint venture that was wholly acquired in the North America business segment, including $2.6 million of depreciation expense and $1.3 million of other expense, net. Restructuring costs also included $8.5 million of expenses in the International business segment related to International simplification efforts, including headcount reduction, professional fees and store closures, and $4.9 million of Corporate professional fees related to restructuring activities.

(3)
On January 11, 2019, iMS, a customer, filed a voluntary petition in U.S. Bankruptcy Court for the Eastern District of Kentucky seeking relief under Chapter 11 of the U.S. Bankruptcy Code. In the fourth quarter of 2018, we recorded charges of $21.2 million associated with certain iMS-related assets on the our Consolidated Balance Sheet as of December 31, 2018, primarily made up of trade and other receivables, to fully reserve this account.

(4)
In 2018, we recorded $7.3 million of supply chain transition costs which represent charges incurred to consolidate certain manufacturing and distribution facilities, including $0.8 million of other expense.

(5)
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

(6)
In 2017, we incurred $3.4 million in other costs. We incurred $1.9 million of customer-related charges, $1.1 million in charges for hurricane-related costs and $0.4 million in costs associated with an early lease termination.

(7)	In the fourth quarter of 2017, we incurred $0.5 million of legal charges associated with a Latin American subsidiary.
(8)	Adjusted income tax provision represents the tax effects associated with the aforementioned items and other discrete income tax events.

Adjusted Gross Profit and Gross Margin and Adjusted Operating Income (Expense) and Operating Margin

Reconciliations of gross profit and gross margin to adjusted gross profit and adjusted gross margin, respectively, and operating income (expense) and operating margin to adjusted operating income (expense) and adjusted operating margin, respectively, are provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below. The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the year ended December 31, 2018:

	FULL YEAR 2018
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$2,702.9		$2,136.2		$566.7		$—

Gross profit	$1,120.7	41.5%	$823.4	38.5%	$297.3	52.5%	$—
Adjustments
Restructuring costs (1)	6.4		6.1		0.3		—
Supply chain transition costs (2)	5.6		5.6		—		—
Adjusted gross profit	$1,132.7	41.9%	$835.1	39.1%	$297.6	52.5%	$—

Operating income (expense)	$256.3	9.5%	$250.0	11.7%	$107.5	19.0%	$(101.2)
Adjustments:
Restructuring costs (1)	23.6		10.2		8.5		4.9
Customer-related charges (3)	21.2		20.9		—		0.3
Supply chain transition costs (2)	6.5		6.5		—		—
Adjusted operating income (expense)	$307.6	11.4%	$287.6	13.5%	$116.0	20.5%	$(96.0)

(1)
In 2018, we recorded $24.9 million of restructuring costs, including $2.6 million of depreciation expense. These costs included $11.5 million of charges related to the operational alignment of a joint venture that was wholly acquired in the North America business segment, including $2.6 million of depreciation expense and $1.3 million of other expense, net. Restructuring costs also included $8.5 million of expenses in the International business segment related to International simplification efforts, including headcount reduction, professional fees and store closures, and $4.9 million of Corporate professional fees related to restructuring activities.

(2)
In 2018, we recorded $7.3 million of supply chain transition costs which represent charges incurred to consolidate certain manufacturing and distribution facilities, including $0.8 million of other expense.

(3)
On January 11, 2019, iMS, a customer, filed a voluntary petition in U.S. Bankruptcy Court for the Eastern District of Kentucky seeking relief under Chapter 11 of the U.S. Bankruptcy Code. In the fourth quarter of 2018, we recorded charges of $21.2 million associated with certain iMS-related assets on the our Consolidated Balance Sheet as of December 31, 2018, primarily made up of trade and other receivables, to fully reserve this account.

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the year ended December 31, 2017:

	FULL YEAR 2017
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$2,700.6		$2,173.8		$526.8		$—

Gross profit	$1,121.0	41.5%	$844.7	38.9%	$276.3	52.4%	$—
Adjustments:
Customer termination charges (1)	11.5		11.5		—		—
Other costs (2)	1.0		1.0		—		—
Adjusted gross profit	$1,133.5	42.0%	$857.2	39.4%	$276.3	52.4%	$—

Operating income (expense)	$295.5	10.9%	$273.2	12.6%	$112.0	21.3%	$(89.7)
Adjustments:
Customer termination charges (1)	25.9		32.4		0.8		(7.3)
Other costs (2)	3.4		1.5		1.9		—
Latin American subsidiary charges(3)	0.5		—		—		0.5
Adjusted operating income (expense)	$325.3	12.0%	$307.1	14.1%	$114.7	21.8%	$(96.5)

(1)
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

(2)
In 2017, we incurred $3.4 million in other costs. We incurred $1.9 million of customer-related charges, $1.1 million in charges for hurricane-related costs and $0.4 million in costs associated with an early lease termination.

(3)	In the fourth quarter of 2017, we incurred $0.5 million of legal charges associated with a Latin American subsidiary.

EBITDA, Adjusted EBITDA and Consolidated Funded Debt Less Qualified Cash

The following reconciliations are provided below:

•	Net income to EBITDA and adjusted EBITDA

•	Total debt to consolidated funded debt less qualified cash

•	Ratio of consolidated funded debt less qualified cash to adjusted EBITDA

We believe that presenting these non-GAAP measures provides investors with useful information with respect to our operating performance, cash flow generation and comparisons from period to period, as well as general information about our progress in reducing our leverage. The following table sets forth the reconciliation of net income to the calculations of EBITDA and adjusted EBITDA for the year ended December 31, 2018 and 2017:

	Year Ended
(in millions)	December 31, 2018	December 31, 2017
GAAP net income	$100.5	$151.4
Interest expense, net	92.3	87.3
Income taxes	49.6	43.8
Depreciation and amortization	113.7	94.0
EBITDA	$356.1	$376.5
Adjustments:
Loss from discontinued operations, net of tax (1)	17.8	30.9
Restructuring costs (2)	22.3	—
Customer-related charges (3)	21.2	—
Supply chain transition costs (4)	7.3	—
Customer termination charges (5)	—	34.3
Other costs (6)	—	3.4
Latin American subsidiary charges (7)	—	0.5
Adjusted EBITDA	$424.7	$445.6

Consolidated funded debt less qualified cash	$1,644.6	---(8)

Ratio of consolidated funded debt less qualified cash to Adjusted EBITDA	3.87 times	---(8)

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2016 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In 2018, we recorded $24.9 million of restructuring costs, including $2.6 million of depreciation expense. These costs included $11.5 million of charges related to the operational alignment of a joint venture that was wholly acquired in the North America business segment, including $2.6 million of depreciation expense and $1.3 million of other expense, net. Restructuring costs also included $8.5 million of expenses in the International business segment related to International simplification efforts, including headcount reduction, professional fees and store closures, and $4.9 million of Corporate professional fees related to restructuring activities.

(3)
On January 11, 2019, iMS, a customer, filed a voluntary petition in U.S. Bankruptcy Court for the Eastern District of Kentucky seeking relief under Chapter 11 of the U.S. Bankruptcy Code. In the fourth quarter of 2018, we recorded charges of $21.2 million associated with certain iMS-related assets on the our Consolidated Balance Sheet as of December 31, 2018, primarily made up of trade and other receivables, to fully reserve this account.

(4)
In 2018, we recorded $7.3 million of supply chain transition costs which represent charges incurred to consolidate certain manufacturing and distribution facilities, including $0.8 million of other expense.

(5)
Adjusted EBITDA for 2017 excludes $34.3 million of charges related to the termination of the relationship with Mattress Firm. This amount represents the $25.9 million of net charges and adds the net amortization impact of $8.4 million of stock-based compensation benefit incurred in the first quarter of 2017.

(6)
In 2017, we incurred $3.4 million in other costs. We incurred $1.9 million of customer-related charges, $1.1 million in charges for hurricane-related costs and $0.4 million in costs associated with an early lease termination.

(7)	In 2017, we incurred $0.5 million of legal charges associated with a Latin American subsidiary.
(8)
In 2018, certain subsidiaries in the Latin American region are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2016 Credit Agreement. Therefore, these subsidiaries are excluded from the Company's adjusted financial measures for covenant compliance purposes and have not been recalculated for the year ended December 31, 2017. The reconciliations in the table above for 2017 EBITDA and adjusted EBITDA are provided for comparison purposes only.

Under the 2016 Credit Agreement, the definition of adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the years ended December 31, 2018 and 2017, respectively, adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2016 Credit Agreement.

The following table sets forth the reconciliation of our total debt in accordance with GAAP to the calculation of funded debt less qualified cash as of December 31, 2018 and 2017. "Consolidated funded debt" and "qualified cash" are terms used in our 2016 Credit Agreement for purposes of certain financial covenants.

(in millions)	December 31, 2018	December 31, 2017
Total debt, net	$1,646.2	$1,753.1
Plus: Deferred financing costs (1)	7.6	9.4
Total debt	1,653.8	1,762.5
Plus: Letters of credit outstanding	23.7	23.1
Consolidated funded debt	$1,677.5	$1,785.6
Less:
Domestic qualified cash (2)	13.6	18.4
Foreign qualified cash (2)	19.3	13.6
Consolidated funded debt less qualified cash	$1,644.6	$1,753.6

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

Stockholders’ Equity

Share Repurchase Program

Our Board of Directors authorized a share repurchase program pursuant to which we were authorized to repurchase shares of our common stock for a total repurchase price of not more than $800.0 million. We did not repurchase any shares under the share repurchase program during 2018. For the years ended 2017 and 2016, we repurchased 0.6 million and 8.7 million shares under the share repurchase program for approximately $40.1 million and $533.0 million, respectively. As of December 31, 2018, we had approximately $226.9 million remaining under the existing share repurchase program. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management deems appropriate. These repurchases may be funded by operating cash flows and/or borrowings under our debt arrangements. The timing and actual number of shares repurchased will depend on a variety of factors including price, financing and regulatory requirements and other market conditions. The program is subject to certain limitations under our debt agreements. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Repurchases may be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under federal securities laws.

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flows from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 31, 2018, we had $1,653.8 million in total debt outstanding, and our adjusted EBITDA, which is a non-GAAP financial measure, was $424.7 million for the year ended December 31, 2018. Our debt service obligations could, under certain circumstances, have material consequences to our stockholders. Total cash interest payments related to our borrowings are expected to be approximately $80 to $85 million in 2019.

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

Based upon the current level of operations, we believe that cash generated from operations and amounts available under our credit facilities will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our debt facilities or otherwise enable us to service our indebtedness or to make anticipated capital expenditures. The midpoint of our target range for our ratio of consolidated funded debt less qualified cash to adjusted EBITDA is 3.5 times, and we expect that this ratio could typically range from 3.0 times to 4.0 times. In 2019, we expect to be within this range. We expect to continue to use excess cash flows from operations for debt repayment. We may also consider other capital allocations.
At December 31, 2018, total cash and cash equivalents were $45.8 million, of which $13.6 million was held in the U.S. and $32.2 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Off-Balance Sheet Arrangements

We occupy premises and utilize equipment under operating leases that expire at various dates through 2029. In accordance with GAAP, the obligations under those leases are not recorded on our balance sheet as of December 31, 2018. Many of these leases provide for payment of certain expenses and contain renewal and purchase options. During the year ended December 31, 2018, we recognized lease expense of $56.9 million.

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2018 are summarized below:

(in millions)	Payment Due By Period
Contractual Obligations	2019	2020	2021	2022	2023	After 2023	Total Obligations
Debt (1)	$46.6	$52.5	$435	$—	$450.0	$600.0	$1,584.1
Letters of credit	23.2	—	—	—	—	—	23.2
Interest payments (2)	78.9	77.0	60.0	55.6	50.9	78.4	400.8
Operating leases	49.4	40.1	34.8	28.7	22.1	60.9	236.0
Capital lease obligations and other (3)	9.7	7.0	7.2	6.0	5.1	34.7	69.7
Pension obligations	1.0	1.0	1.1	1.2	1.2	24.5	30.0
Total (4)	$208.8	$177.6	$538.1	$91.5	$529.3	$798.5	$2,343.8

(1)	Debt excludes capital lease obligations and other and deferred financing costs.

(2)
Interest payments represent obligations under our debt outstanding as of December 31, 2018, applying December 31, 2018 interest rates and assuming scheduled payments are paid as contractually required through maturity.

(3)	The payments due for capital lease obligation exclude $25.0 million in future payments for interest.

(4)	Uncertain tax positions are excluded from this table given the timing of payments cannot be reasonably estimated.

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

Revenue Recognition. Sales of product are recognized when the obligations under the terms of the contract with the customer are satisfied, which is generally when control of the product has transferred to the customer. Transferring control of each product sold is considered a separate performance obligation. We transfer control and recognize a sale when the product ships to the customer or when the customer receives the product based upon agreed shipping terms. Each unit sold is considered an independent, unbundled performance obligation. We do not have any additional performance obligations other than product sales that are material in the context of the contract. We extend volume discounts to certain customers and reflect these amounts as a reduction of net sales.

We estimate the liability for sales returns at the time of sale, based on our level of historical sales returns. We allow returns following a sale, depending on the channel and promotion. Our level of sales returns differs by channel, with our Direct channel typically experiencing the higher rate of returns.

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

The credit environment in which our customers operate has been relatively stable over the past few years. Historically, less than 1.0% of net sales ultimately prove to be uncollectible. However, there have been signs of deterioration in the U.S. retail sector. Recently, a national department store retail customer and a regional customer in the U.S. each filed for bankruptcy protection and the resolution of each matter is still pending. Total bad debt expense was $31.3 million in 2018, which includes the impact of these customer bankruptcies. Bad debt expense in 2017 and 2016 were $9.8 million and $4.0 million, respectively.

We regularly review the adequacy of our allowance for doubtful accounts based on the latest information available and accrue losses from uncollectible receivables when such losses can reasonably be estimated. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Consolidated Balance Sheets was $47.6 million and $24.7 million as of December 31, 2018 and 2017, respectively. If circumstances change, for example, due to the occurrence of higher-than-expected defaults or a significant adverse change in a major customer’s ability to meet our financial obligations, estimates of the recoverability of receivable amounts due could be reduced.

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

On January 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue From Contracts with Customers ("ASU 2014-09," as codified in "ASC 606"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The adoption of the standard did not have a significant impact on our financial statements or our critical accounting policies related to revenue recognition as a result of adoption. See Note 2, "Recently Issued Accounting Pronouncements," in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report for additional information.

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

The most recent annual impairment tests performed as of October 1, 2018 indicated that the fair values of each of our reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. Despite that excess, however, impairment charges could still be required if a divestiture decision were made or other significant economic event were made or occurred with respect to one of our reporting units. Subsequent to our October 1, 2018 annual impairment test, no indications of impairment were identified.

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

We recognize deferred tax assets in our Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. A valuation allowance is recorded against certain deferred tax assets to reduce the consolidated deferred tax asset to an amount that will, more likely than not, be realized in future periods. At December 31, 2018 the valuation allowance of $43.1 million was primarily related to certain tax attributes and various foreign jurisdictions. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of foreign and state tax loss carryforwards, and credits and the expiration dates of such tax loss carryforwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in our opinion, are reasonable under the circumstances.

Our consolidated effective tax rate and related tax reserves are subject to uncertainties in the application of complex tax regulations from numerous tax jurisdictions around the world. We recognize liabilities for anticipated taxes in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, taxes are and could be due. Our effective income tax rate is also affected by changes in tax law, such as the U.S. Tax Reform Act , the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits. On December 22, 2017, the U.S. Tax Reform Act was signed into law making significant changes to U.S. tax law. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time Transition Tax. In accordance with the U.S. Tax Reform Act, we recorded an income tax benefit of $23.8 million in the fourth quarter of 2017, the period in which the legislation was enacted. The total benefit included a tax benefit of $69.7 million related to the remeasurement of certain deferred tax assets and liabilities net of $45.9 million in additional income tax expense related to the Transition Tax. During 2018, we completed our analysis based on subsequent guidance issued with respect to the U.S. Tax Reform Act currently available which resulted in an additional tax benefit of $6.8 million in 2018 related to the finalization of the Transition Tax obligation.

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2018, our estimated gross unrecognized tax benefits were $103.8 million of which $91.4 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

Since 2001, we have been involved in a dispute with SKAT regarding the Danish Tax Matter. During 2018, we negotiated a settlement with SKAT for the tax years 2001 through 2011 (the “Settlement Years”). In addition, we have entered into the Advance Pricing Agreement program (the “APA Program”) for the tax years 2012 through 2022 in which the IRS, on our behalf, will negotiate directly with SKAT the royalty to be paid by the U.S. subsidiary to the Danish Subsidiary. We maintain an uncertain income tax liability for both the Settlement Years and for the tax years 2012 through 2018 that are included in the APA Program. If we are required to further increase the uncertain tax liability for either or both periods based on a change in facts and circumstances, it could have a material impact on our reported earnings. Further, if the IRS and SKAT are unable to reach a mutually acceptable agreement with respect to the tax years included in the APA Program, we could be required to make a significant payment to SKAT for Danish tax related to such years, which could have a material adverse effect on our results of operations and liquidity.

Impact of Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended. Topic 842 requires entities to recognize a right-of-use asset and a lease liability for substantially all leases, with the exception of short term leases, and disclose key information about leasing arrangements for certain leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. We adopted the new standard on January 1, 2019, using a modified retrospective approach. We expect adoption of the new standard will result in the recognition of additional right-of-use assets and lease liabilities between $195 million and $235 million as of January 1, 2019.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1(g), "Derivative Financial Instruments," to the accompanying Consolidated Financial Statements for a summary of our foreign exchange forward contracts as of December 31, 2018.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. As the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes positively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by approximately 0.4% in the year ended December 31, 2018. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at December 31, 2018, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $11.1 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

In the fourth quarter of 2018, we converted $75 million of our 5.50% fixed-rate USD-denominated 2026 Senior Notes, including the semi-annual interest payments thereunder, to fixed-rate DKK denominated debt at an average rate of 2.1310%. During January 2019, we converted an additional $25 million of our 5.50% fixed-rate USD-denominated 2026 Senior Notes, including the semi-annual interest payments thereunder, to fixed-rate DKK denominated debt at an average rate of 2.3160%. We have designated these cross currency swap agreements as qualifying hedging instruments and are accounting for these as net investment hedges.

Effective June 30, 2018, we determined that the economy in Argentina is highly inflationary. Beginning July 1, 2018, the U.S. Dollar is the functional currency for our subsidiaries in Argentina. Remeasurement adjustments in a highly inflationary economy and other transactional gains and losses are reflected in net earnings and were not material for the six months ended December 31, 2018. These subsidiaries are included in loss from discontinued operations, net of tax, on our Consolidated Statements of Income.

Interest Rate Risk

On December 31, 2018, we had variable-rate debt of $537.2 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of $5.4 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize our interest rate risk and expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tempur Sealy International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tempur Sealy International, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2019, expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2014-09

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, as amended.

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
February 25, 2019

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)

	Year Ended December 31,
	2018	2017	2016
Net sales	$2,702.9	$2,700.6	$3,079.7
Cost of sales	1,582.2	1,579.6	1,790.2
Gross profit	1,120.7	1,121.0	1,289.5
Selling and marketing expenses	587.8	586.1	635.5
General, administrative and other expenses	294.2	261.4	273.4
Customer termination charges, net	—	14.4	—
Equity income in earnings of unconsolidated affiliates	(17.6)	(15.6)	(13.3)
Royalty income, net of royalty expense	—	(20.8)	(19.5)
Operating income	256.3	295.5	413.4

Other expense, net:
Interest expense, net	92.3	87.3	82.9
Loss on extinguishment of debt	—	—	47.2
Other income, net	(1.0)	(7.2)	(0.3)
Total other expense, net	91.3	80.1	129.8

Income from continuing operations before income taxes	165.0	215.4	283.6
Income tax provision	(49.6)	(43.8)	(86.3)
Income from continuing operations	115.4	171.6	197.3
Loss from discontinued operations, net of tax	(17.8)	(30.9)	(12.3)
Net income before non-controlling interests	97.6	140.7	185.0
Less: Net loss attributable to non-controlling interests	(2.9)	(10.7)	(5.6)
Net income attributable to Tempur Sealy International, Inc.	$100.5	$151.4	$190.6

Earnings per common share:

Basic
Earnings per share for continuing operations	$2.17	$3.37	$3.44
Loss per share for discontinued operations	(0.32)	(0.57)	(0.21)
Earnings per share	$1.85	$2.80	$3.23

Diluted
Earnings per share for continuing operations	$2.15	$3.33	$3.39
Loss per share for discontinued operations	(0.33)	(0.56)	(0.20)
Earnings per share	$1.82	$2.77	$3.19

Weighted average common shares outstanding:
Basic	54.4	54.0	59.0
Diluted	55.1	54.7	59.8

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2018	2017	2016
Net income before non-controlling interests	$97.6	$140.7	$185.0
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(18.9)	29.1	(0.3)
Net change in pension benefits, net of tax	(0.9)	(0.5)	(0.8)
Unrealized loss on cash flow hedging derivatives, net of tax	—	(0.6)	(6.0)
Other comprehensive (loss) income, net of tax	(19.8)	28.0	(7.1)
Comprehensive income	77.8	168.7	177.9
Less: Comprehensive loss attributable to non-controlling interests	(2.9)	(10.7)	(5.6)
Comprehensive income attributable to Tempur Sealy International, Inc.	$80.7	$179.4	$183.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2018	December 31, 2017
ASSETS

Current Assets:
Cash and cash equivalents	$45.8	$41.1
Accounts receivable, net	321.5	310.8
Inventories	222.3	179.1
Prepaid expenses and other current assets	215.8	63.4
Current assets of discontinued operations	—	13.0
Total Current Assets	805.4	607.4
Property, plant and equipment, net	420.8	433.5
Goodwill	723.0	732.7
Other intangible assets, net	649.3	667.1
Deferred income taxes	22.6	23.4
Other non-current assets	94.3	227.3
Non-current assets of discontinued operations	—	2.6
Total Assets	$2,715.4	$2,694.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$253.0	$228.3
Accrued expenses and other current liabilities	359.2	222.3
Income taxes payable	9.7	28.2
Current portion of long-term debt	47.1	72.4
Current liabilities of discontinued operations	—	25.7
Total Current Liabilities	669.0	576.9
Long-term debt, net	1,599.1	1,680.7
Deferred income taxes	117.5	114.3
Other non-current liabilities	112.3	206.1
Non-current liabilities of discontinued operations	—	1.3
Total Liabilities	2,497.9	2,579.3

Redeemable non-controlling interest	—	2.2

Stockholders' Equity:
Common stock, $0.01 par value, 300.0 million shares authorized; 99.2 million shares issued as of December 31, 2018 and 2017	1.0	1.0
Additional paid in capital	532.1	508.0
Retained earnings	1,513.8	1,416.2
Accumulated other comprehensive loss	(95.3)	(75.5)
Treasury stock at cost; 44.7 million and 45.0 million shares as of December 31, 2018 and 2017, respectively	(1,737.0)	(1,737.2)
Total stockholders' equity, net of non-controlling interest in subsidiaries	214.6	112.5
Non-controlling interest in subsidiaries	2.9	—
Total Stockholders' Equity	217.5	112.5
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders' Equity	$2,715.4	$2,694.0
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

		Tempur Sealy International, Inc. Stockholders' Equity (Deficit)
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity (Deficit)
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, December 31, 2015	$12.4	99.2	$1.0	36.8	$(1,174.4)	$463.4	$1,074.2	$(96.4)	$—	$267.8
Net income							190.6			190.6
Net loss attributable to non-controlling interests	(4.8)								(0.8)	(0.8)
Acquisition of non-controlling interest in subsidiary									3.8	3.8
Adjustment to pension liability, net of tax of $(0.5)								(0.8)		(0.8)
Derivative instruments accounted for as hedges, net of tax of $(2.2)								(6.0)		(6.0)
Foreign currency adjustments								(0.3)		(0.3)
Exercise of stock options				(0.6)	7.9	7.8				15.7
Issuances of PRSUs, RSUs, and DSUs				(0.1)	1.5	(1.6)				(0.1)
Tax adjustments related to stock compensation						7.0				7.0
Treasury stock repurchased				8.7	(533.0)					(533.0)
Treasury stock repurchased - PRSU/RSU/DSU releases				—	(2.0)					(2.0)
Amortization of unearned stock-based compensation						16.2				16.2
Balance, December 31, 2016	$7.6	99.2	$1.0	44.8	$(1,700.0)	$492.8	$1,264.8	$(103.5)	$3.0	$(41.9)
Net income							151.4			151.4
Net loss attributable to non-controlling interests	(5.4)								(5.3)	(5.3)
Adjustment to pension liability, net of tax of $(0.3)								(0.5)		(0.5)
Derivative instruments accounted for as hedges, net of tax of $(0.1)								(0.6)		(0.6)
Foreign currency adjustments								29.1		29.1
Exercise of stock options				(0.3)	4.5	8.3				12.8
Issuances of PRSUs, RSUs, and DSUs				(0.2)	3.2	(3.2)				—
Treasury stock repurchased				0.6	(40.1)					(40.1)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.1	(4.8)					(4.8)
Amortization of unearned stock-based compensation						13.3				13.3
Acquisition of non-controlling interest						(3.2)			2.3	(0.9)
Balance as of December 31, 2017	$2.2	99.2	$1.0	45.0	$(1,737.2)	$508.0	$1,416.2	$(75.5)	$—	$112.5
Adoption of accounting standards effective January 1, 2018							(2.9)	(0.5)		(3.4)
Net income							100.5			100.5
Net loss attributable to non-controlling interests	(2.7)								(0.2)	(0.2)
Acquisition of non-controlling interest in subsidiary									3.1	3.1
Adjustment to pension liability, net of tax of ($0.1)								(0.4)		(0.4)
Foreign currency adjustments								(18.9)		(18.9)
Exercise of stock options				(0.2)	2.1	2.5				4.6
Issuances of PRSUs, RSUs, and DSUs				(0.2)	2.7	(2.7)				—
Treasury stock repurchased - PRSU/RSU/DSU releases				0.1	(4.6)					(4.6)
Amortization of unearned stock-based compensation						24.8				24.8
Acquisition of non-controlling interest	0.5					(0.5)				(0.5)
Balance, December 31, 2018	—	99.2	$1.0	44.7	$(1,737.0)	$532.1	$1,513.8	$(95.3)	$2.9	$217.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interests	$97.6	$140.7	$185.0
Loss from discontinued operations, net of tax	17.8	30.9	12.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87.1	80.7	72.4
Amortization of stock-based compensation	24.8	13.3	16.2
Amortization of deferred financing costs	2.3	2.2	3.5
Bad debt expense	31.3	9.8	4.0
Deferred income taxes	6.0	(61.1)	(31.1)
Dividends received from unconsolidated affiliates	14.8	11.3	10.8
Equity income in earnings of unconsolidated affiliates	(17.6)	(15.6)	(13.3)
Non-cash interest expense on 8.0% Sealy Notes	—	—	4.0
Loss on extinguishment of debt	—	—	47.2
Loss on sale of assets	3.3	2.2	1.3
Foreign currency adjustments and other	(2.1)	(2.9)	(0.4)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(46.3)	21.0	21.5
Inventories	(44.6)	16.3	0.7
Prepaid expenses and other assets	(14.4)	(15.2)	(124.1)
Accounts payable	28.7	3.8	(48.3)
Accrued expenses and other liabilities	43.2	(4.9)	3.1
Income taxes payable	(24.4)	24.0	3.3
Net cash provided by operating activities from continuing operations	207.5	256.5	168.1

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(73.6)	(66.6)	(61.9)
Other	2.4	0.9	—
Net cash used in investing activities from continuing operations	(71.2)	(65.7)	(61.9)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	1,094.9	1,332.9	2,233.3
Repayments of borrowings under long-term debt obligations	(1,195.8)	(1,471.5)	(1,867.7)
Proceeds from exercise of stock options	4.6	12.8	15.7
Excess tax benefit from stock-based compensation	—	—	7.0
Treasury stock repurchased	(4.6)	(44.9)	(535.0)
Payment of deferred financing costs	—	(0.5)	(6.9)
Fees paid to lenders	—	—	(7.8)
Call premium on 2020 Senior Notes	—	—	(23.6)
Other	(6.1)	(4.0)	(0.1)
Net cash used in financing activities from continuing operations	(107.0)	(175.2)	(185.1)

Net cash provided by (used in) continuing operations	29.3	15.6	(78.9)

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows	(24.4)	(33.6)	(2.6)
Investing cash flows	2.1	3.6	(0.5)
Financing cash flows	—	—	—
Net cash used in discontinued operations	(22.3)	(30.0)	(3.1)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3.1)	(9.4)	(6.2)
Increase (decrease) in cash and cash equivalents	3.9	(23.8)	(88.2)
CASH AND CASH EQUIVALENTS, beginning of period	41.9	65.7	153.9
CASH AND CASH EQUIVALENTS, end of period	45.8	41.9	65.7
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	0.8	$1.1
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$45.8	$41.1	64.6

Supplemental cash flow information:
Cash paid during the period for:
Interest	$91.8	$86.6	$75.4
Income taxes, net of refunds	$32.5	$79.8	$81.3
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

The Company classified the results of operations and cash flows for certain subsidiaries in the Latin American region as discontinued operations in its Consolidated Statements of Income and Consolidated Statements of Cash Flows for all periods presented. The net assets of these Latin American subsidiaries have been retrospectively reflected as held for sale as of December 31, 2017. See Note 3, “Discontinued Operations” for additional information.

(b) Basis of Consolidation. The accompanying financial statements include the accounts of Tempur Sealy International and its controlled subsidiaries. Intercompany balances and transactions have been eliminated.

The Company's Consolidated Financial Statements include the results of Comfort Revolution, LLC ("Comfort Revolution"). Prior to July 11, 2018, Comfort Revolution constituted a variable interest entity for which the Company was considered to be the primary beneficiary due to the Company's disproportionate share of the economic risk associated with its equity contribution, debt financing and other factors. On July 11, 2018, the Company acquired the remaining 55% equity interest in Comfort Revolution, which did not result in a material impact to the Company's Consolidated Financial Statements.

The Company has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have effective control, and consolidation is not otherwise required. The Company’s equity in the net income and losses of these investments is reported in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income. The Company’s Asia-Pacific joint ventures are more fully described in Note 7, "Unconsolidated Affiliate Companies."

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

(d) Adoption of New Accounting Standards.

Employee Share-Based Payments. In March 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The Company adopted this ASU as of January 1, 2017, which did not have a material impact on the Company's Consolidated Financial Statements. As a result of the adoption of this ASU:

•
The Company recognized all excess tax benefits and tax deficiencies as income tax provision or benefit in the Consolidated Statement of Income. The Company recognized excess tax deficiencies of $1.1 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.

•	The Company is prospectively presenting these excess tax benefits and tax deficiencies as an operating activity on the Consolidated Statement of Cash Flows.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Revenue Recognition. On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" using the modified retrospective method. Under the modified retrospective method, the Company recognized the cumulative effect of initially applying the new revenue standard as a decrease to the opening balance of retained earnings. Topic 606 required additional qualitative and quantitative disclosures. Other presentation and disclosure changes include the classification of royalty income to net sales and changes in the balance sheet classification and measurement for accrued sales returns. For additional information, see Note 4, "Revenue Recognition" of the Consolidated Financial Statements.

Pensions. In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", which is accounting guidance that changed how employers who sponsor defined benefit pension and/or postretirement benefit plans present the net periodic benefit cost in the Consolidated Statements of Income. This guidance requires employers to present the service cost component of net periodic benefit cost in the same caption within the Consolidated Statements of Income as other employee compensation costs from services rendered during the period. All other components of the net periodic benefit cost are presented separately outside of the operating income caption. The Company adopted ASU No. 2017-07 as of January 1, 2018 and applied the accounting guidance retrospectively. Adoption of this guidance resulted in a reclassification of pension and other postretirement plan non-service income and remeasurement adjustments, net, from within operating income to non-operating income. The adoption of this guidance was not material to the Consolidated Statement of Income for any periods presented.

Accumulated Other Comprehensive Income.    In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income", which allows entities to reclassify tax effects stranded in accumulated other comprehensive loss ("AOCL") as a result of the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform Act") to retained earnings. The Company early adopted ASU No. 2018-02 on March 31, 2018. The impact of adoption was not material to the Company's Consolidated Financial Statements.

Derivatives and Hedging. In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which simplifies hedge accounting by better aligning a company's financial reporting for hedging relationships with its risk management activities. This guidance expands an entity’s ability to hedge non-financial and financial risk components and reduces complexity in fair value hedges of interest rate risk; eliminates the requirement to separately measure and report hedge ineffectiveness and present the entire change in the fair value of a hedging instrument in the same income statement line as the hedged item; eases certain documentation and assessment requirements; and modifies the accounting for components excluded from the assessment of hedge effectiveness. The Company early adopted this ASU in the third quarter of 2018. There were no adjustments to the Company's Consolidated Financial Statements as a result of the adoption.

(e) Fair Value Measurements. The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the Consolidated Financial Statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The classification of fair value measurements within the established three-level hierarchy is based upon the lowest level of input that is significant to the measurements. There were no transfers between levels for the years ended December 31, 2018 or 2017. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. The fair value of the Company's financial instruments that are recorded on a recurring basis at fair value are not material.

(f) Foreign Currency. Assets and liabilities of non-U.S. subsidiaries, whose functional currency is the local currency, are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustments resulting from translating the financial statements of foreign subsidiaries are included in accumulated other comprehensive loss (“AOCL”), a component of stockholders’ equity/(deficit), and included in net earnings only upon sale or liquidation of the underlying foreign subsidiary or affiliated company. Foreign currency transaction gains and losses are recognized in net earnings based on differences between foreign exchange rates on the transaction date and on the settlement date. These amounts are not considered material to the Consolidated Financial Statements.

Effective June 30, 2018, the Company determined that the economy in Argentina is highly inflationary. Beginning July 1, 2018, the U.S. Dollar is the functional currency for the Company's subsidiaries in Argentina. Remeasurement adjustments in a highly inflationary economy and other transactional gains and losses are reflected in net earnings and were not material for the year ended December 31, 2018. These subsidiaries are included in loss from discontinued operations, net of tax, within the Company's Consolidated Statements of Income.

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

The Company records derivative financial instruments on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. Changes in a derivative's fair value (i.e. unrealized gains or losses) are recorded each period in earnings unless the derivative qualifies as a hedge on future cash flows or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of AOCL and subsequently recognized in the Statements of Consolidated Comprehensive Income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately.

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

The forward exchange contract assets and liabilities as of December 31, 2018 and 2017 were based on Level 2 inputs and were not material in any period presented.

(h) Cash and Cash Equivalents. Cash and cash equivalents consist of all highly liquid investments with initial maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of those instruments.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(i) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method and consist of the following:

	December 31,
(in millions)	2018	2017
Finished goods	$148.9	$119.6
Work-in-process	11.8	11.3
Raw materials and supplies	61.6	48.2
	$222.3	$179.1

     (j) Property, Plant and Equipment. Property, plant and equipment are carried at cost at acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives (in years)
Buildings	25-30
Computer equipment and software	3-7
Leasehold improvements	4-7
Machinery and equipment	3-7
Office furniture and fixtures	5-7

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

Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2018	2017
Machinery and equipment	$319.3	$313.0
Land and buildings	328.5	315.5
Computer equipment and software	142.2	113.4
Furniture and fixtures	50.4	56.7
Construction in progress	52.4	63.2
Total property, plant, and equipment	892.8	861.8
Accumulated depreciation	(472.0)	(428.3)
Total property, plant and equipment, net	$420.8	$433.5

Depreciation expense, which includes depreciation expense for capital lease assets, for the Company was $71.8 million, $64.8 million and $55.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(k) Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). The Company did not identify any impairments for the years ended December 31, 2018, 2017 and 2016.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(l) Goodwill and Other Intangible Assets. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate impairment may have occurred. The Company performs an annual impairment test on goodwill and indefinite-lived intangible assets on October 1 of each year and whenever events or circumstances make it more likely than not that impairment may have occurred. In conducting the impairment test for the North America and International reporting units, the fair value of each of the Company's reporting units is compared to its respective carrying amount including goodwill. If the fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the fair value, further analysis is performed to assess impairment. The Company’s determination of fair value of the reporting units is based on a discounted cash flow approach, with an appropriate risk-adjusted discount rate, and a market approach. Any identified impairment would result in an adjustment to the Company’s results of operations.

The Company also tests its indefinite-lived intangible assets, principally the Tempur and Sealy trade names. The Company tested both trade names for impairment using a “relief-from-royalty” method. Significant assumptions inherent in the methodologies are employed and include such estimates as royalty and discount rates.

The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in 2018, 2017 and 2016, none of which resulted in the recognition of impairment charges. The most recent annual impairment tests performed as of October 1, 2018, indicated that the fair values of each of the Company's reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. For further information on goodwill and other intangible assets, refer to Note 6, “Goodwill and Other Intangible Assets.”

(m) Accrued Sales Returns. The Company allows product returns through certain sales channels and on certain products. Estimated sales returns are provided at the time of sale based on historical sales channel return rates. Estimated future obligations related to these products are provided by a reduction of sales in the period in which the revenue is recognized. The Company considers the impact of recoverable salvage value on sales returns by segment in determining its estimate of future sales returns. Effective January 1, 2018 with the Company's adoption of Topic 606, the Company recognizes a return asset for the right to recover the goods returned by the customer. The right of return asset is recognized on a gross basis outside of the accrued sales returns and is not material to the Company's Consolidated Balance Sheets.

The Company had the following activity for accrued sales returns from December 31, 2016 to December 31, 2018:

(in millions)
Balance as of December 31, 2016	$30.3
Amounts accrued	81.6
Returns charged to accrual	(81.9)
Balance as of December 31, 2017	30.0
Reclassification and remeasurement of sales return asset under Topic 606	1.7
Balance as of January 1, 2018	31.7
Amounts accrued	83.8
Returns charged to accrual	(81.2)
Balance as of December 31, 2018	$34.3

As of December 31, 2018 and 2017, $22.0 million and $19.6 million of accrued sales returns is included as a component of accrued expenses and other current liabilities and $12.3 million and $10.4 million of accrued sales returns is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

(n) Warranties. The Company provides warranties on certain products, which vary based by segment, product and brand. Estimates of warranty expenses are based primarily on historical claims experience and product testing. Estimated future obligations related to these products are charged to cost of sales in the period in which the related revenue is recognized. In estimating its warranty obligations, the Company considers the impact of recoverable salvage value on warranty costs by segment in determining its estimate of future warranty obligations.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
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

The Company had the following activity for warranties from December 31, 2016 to December 31, 2018:

(in millions)
Balance as of December 31, 2016	$29.9
Amounts accrued	34.5
Warranties charged to accrual	(27.7)
Balance as of December 31, 2017	36.7
Remeasurement of obligations under Topic 606	2.8
Balance as of January 1, 2018	39.5
Amounts accrued	21.9
Warranties charged to accrual	(25.0)
Balance as of December 31, 2018	$36.4

As of December 31, 2018 and 2017, $14.9 million and $16.7 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $21.5 million and $20.0 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

(o) Allowance for Doubtful Accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance for doubtful accounts based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Consolidated Balance Sheets was $47.6 million and $24.7 million as of December 31, 2018 and 2017, respectively.

 (p) Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. The Company accounts for uncertain foreign and domestic tax positions utilizing a proscribed recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

(q) Cost of Sales. Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Cost of sales also includes shipping and handling costs associated with the delivery of goods to customers and costs associated with internal transfers between plant locations. Amounts included in cost of sales for shipping and handling were $169.1 million, $155.9 million and $156.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, cost of sales for 2018 also includes royalties that the Company pays to other entities for the use of their names on products produced by the Company. Prior to the adoption of Topic 606 as of January 1, 2018, royalty income net of royalty expense was an operating expense line item presented separately on the Company's Consolidated Statements of Income. For additional information, please refer to Note 4, Revenue Recognition . Royalty expense is not material to the Company's Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(r) Cooperative Advertising, Rebate and Other Promotional Programs. The Company enters into programs with customers to provide funds for advertising and promotions. The Company also enters into volume and other rebate programs with customers. When sales are made to these customers, the Company records liabilities pursuant to these programs. The Company periodically assesses these liabilities based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer or whether the customer will meet the requirements to receive rebate funds. The Company generally negotiates these programs on a customer-by-customer basis. Some of these agreements extend over several years. Significant estimates are required at any point in time with regard to the ultimate reimbursement to be claimed by the customers. Subsequent revisions to the estimates are recorded and charged to earnings in the period in which they are identified. Rebates and cooperative advertising are classified as a reduction of revenue and presented within net sales in the accompanying Consolidated Statements of Income. Certain cooperative advertising expenses are reported as components of selling and marketing expenses in the accompanying Consolidated Statements of Income because the Company receives an identifiable benefit and the fair value of the advertising benefit can be reasonably estimated.

(s) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $259.3 million, $283.5 million and $352.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Advertising costs include expenditures for shared advertising costs that the Company reimburses to customers under its integrated and cooperative advertising programs. Cooperative advertising costs paid to customers are recorded as a component of selling and marketing expenses within the Consolidated Statements of Income to the extent the fair value of the distinct good or service can reasonably be estimated. The Company periodically assesses the liabilities recorded for cooperative advertising based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $8.5 million and $3.8 million as of December 31, 2018 and 2017, respectively.

(t) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and are included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were $21.9 million, $21.7 million and $26.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

(v) Treasury Stock. Subject to Delaware law, and the limitations in the 2016 Credit Agreement (as defined in Note 8, "Debt") and the Company's other debt agreements, the Board of Directors may authorize share repurchases of the Company’s common stock. Purchases made pursuant to this authorizations may be carried out through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company deems appropriate. Shares repurchased under such authorization are held in treasury for general corporate purposes, including issuances under various employee stock-based award plans. On February 1, 2016, the Board of Directors authorized a share repurchase program pursuant to which the Company was permitted to repurchase shares of Tempur Sealy International's common stock. The Board of Directors authorized an increase in the amount of shares available for repurchase under this program in February 2017. Treasury stock is accounted for under the cost method and reported as a reduction of stockholders’ equity. The authority provided under the share repurchase program may be suspended, limited or terminated at any time without notice. Please refer to Note 10, "Stockholder's Equity", for additional information.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(w) Self-Insurance. The Company is self-insured up to $0.8 million per claim per year for certain losses related to medical claims with excess loss coverage. The Company also utilizes large deductible policies to insure claims related to general liability, product liability, automobile, and workers’ compensation. The Company’s recorded liability for workers’ compensation represents an estimate of the ultimate cost of claims incurred as of the Consolidated Balance Sheet date. The estimated workers' compensation liability is undiscounted and is established based upon analysis of historical and actuarial estimates, and is reviewed by the Company and third party actuaries on a quarterly basis to ensure that the liability is appropriate. As of December 31, 2018 and 2017, $5.2 million and $4.8 million, respectively, of the recorded undiscounted liability is included in accrued expenses and other current liabilities and $16.3 million and $15.9 million, respectively, is included in other non-current liabilities within the accompanying Consolidated Balance Sheets. During 2016, the Company entered into a retroactive insurance policy to limit exposure on historical worker's compensation claims. As of December 31, 2018 and 2017, $1.9 million and $2.4 million, respectively, are included in prepaid expenses and other current assets and $6.0 million and $7.6 million, respectively, are included in other non-current assets within the accompanying Consolidated Balance Sheets, which together represent the value of expected recoveries related to the underlying insured events.

(x) Pension Obligations. The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at two of its active Sealy plants and ten previously-closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.

(y) Customer Contract Termination. During the week of January 23, 2017, the Company was unexpectedly notified by the senior management of Mattress Firm, Inc. ("Mattress Firm") and representatives of Steinhoff International Holdings Ltd., its parent company, of Mattress Firm's intent to terminate its business relationship with the Company if the Company did not agree to considerable changes to its agreements with Mattress Firm, including significant economic concessions. The Company engaged in discussions to facilitate a mutually agreeable supply arrangement with Mattress Firm. However, the parties were unable to reach an agreement, and on January 27, 2017, Tempur-Pedic North America, LLC and Sealy Mattress Company issued formal termination notices for all of their products to Mattress Firm. On January 30, 2017, Tempur-Pedic and Sealy Mattress entered into transition agreements with Mattress Firm in which they agreed, among other things, to continue supplying Mattress Firm until April 3, 2017, at which time the parties’ business relationship ended.

In the first quarter of 2017, the Company took steps to manage its cost structure as a result of the termination of the contracts with Mattress Firm. During this period, the Company recognized $25.9 million of net charges associated with the termination of the relationship with Mattress Firm. This amount includes $11.5 million of charges within cost of sales and $14.4 million of charges within customer termination charges, net in the Consolidated Statements of Income. The following amounts are recognized in cost of sales: $5.4 million of charges related to the write-off of customer-unique inventory and $6.1 million of increased warranty costs associated with claims historically retained by Mattress Firm. The following amounts are recognized in customer termination charges, net: $22.8 million of charges related to the write-off of Mattress Firm incentives and marketing assets, employee-related expenses and professional fees; and $0.9 million of accelerated stock-based compensation expense. These charges are offset by $9.3 million of benefit related to the change in estimate associated with performance-based stock compensation that is no longer probable of payout as a result of the termination of the contracts with Mattress Firm. The Company also recognized $9.3 million related to the payments received pursuant to the transition agreements with Mattress Firm. This amount is included within other income, net in the Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) Recently Issued Accounting Pronouncements

Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended. Topic 842 requires entities to recognize a right-of-use asset and a lease liability for substantially all leases, with the exception of short term leases, and disclose key information about leasing arrangements for certain leases. The new guidance will continue to classify leases as either financing or operating, with classification affecting the pattern of expense recognition. The Company adopted the new standard on January 1, 2019, using a modified retrospective approach. Under the modified retrospective approach, the Company will not adjust the comparative period financial information or make the new required lease disclosures for periods before the effective date.
The new guidance provides a number of optional practical expedients in transition. The Company plans to elect the ‘package of practical expedients’, which allows the Company not to reassess under the new guidance its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight practical expedient. The Company plans to elect the short-term lease recognition exemption for all leases that qualify which means it will not recognize right-of-use assets or lease liabilities for these leases.
The Company has designed new processes and controls, cataloged and entered its leases into a recently implemented software solution and evaluated its population of leased assets to assess the effect of the new guidance on the Company's consolidated financial statements. The Company expects that the adoption of the new standard will result in a material increase to the assets and liabilities on its consolidated balance sheets, but will not have a material effect on its consolidated results of operations or cash flows. The Company expects adoption of the new standard will result in the recognition of additional right-of-use assets and lease liabilities between $195 million and $235 million as of January 1, 2019.
(3) Discontinued Operations

During 2018, the Company completed an evaluation of its International segment operations and identified certain Latin American subsidiaries with low profitability and difficult operating environments with higher operational risk and volatility. As a result of this evaluation, the Company decided to divest of the net assets of certain of these subsidiaries in the Latin American region and enter into licensee relationships in these markets. These actions were completed by December 31, 2018 with the sale of certain subsidiaries, including the largest subsidiary in the region. The Company expects to receive royalty payments from these licensee relationships in future years.

The decision to convert these markets in the Latin American region to a licensee model represents a strategic shift in the Company’s business. Accordingly, the Company has classified the results of operations and cash flows for these subsidiaries in the Latin American region as discontinued operations in its Consolidated Statements of Income and Consolidated Statements of Cash Flows for all periods presented. The net assets of the Latin American subsidiaries have been retrospectively reflected as held for sale as of December 31, 2017.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Components of amounts reflected in the Consolidated Statements of Income related to discontinued operations are presented in the following table for the years ended December 31.

	Twelve Months Ended
	December 31,
	2018	2017	2016
Net sales	$31.1	$53.8	$49.2
Cost of sales	23.0	34.1	31.2
Gross profit	8.1	19.7	18.0
Selling and marketing expenses	12.4	15.2	13.0
General, administrative and other expenses	6.8	11.6	8.0
Operating loss	(11.1)	(7.1)	21.0

Interest expense, net and other	7.7	19.9	8.8

Loss from discontinued operations before income taxes	(18.8)	(27.0)	(11.8)
Income tax provision	—	(3.9)	(0.5)
Loss generated from discontinued operations, net of tax	(18.8)	(30.9)	(12.3)
Gain on disposal of business	1.0	—	—
Loss from discontinued operations, net of tax	$(17.8)	$(30.9)	$(12.3)
The following table presents the captions of assets and liabilities of the subsidiaries that are held for sale and presented as discontinued operations within the Company’s Consolidated Balance Sheets as of December 31, 2017.

December 31, 2017
Cash and cash equivalents	$0.8
Accounts receivable, net	6.9
Inventories	3.9
Prepaid expenses and other current assets	1.4
Current assets of discontinued operations	$13.0

Property, plant and equipment, net	$1.6
Other non-current assets	1.0
Non-current assets of discontinued operations	$2.6

Accounts payable	$12.9
Accrued expenses and other current liabilities	11.9
Income taxes payable	0.9
Current liabilities of discontinued operations	$25.7

Other non-current liabilities	$1.3
Non-current liabilities of discontinued operations	$1.3

(4) Revenue Recognition

Revenue from Contracts with Customers

The Company recognized the cumulative effect of the adoption of Topic 606 as an adjustment to the opening balance of retained earnings for approximately $3.0 million, net of tax. Additionally, as a result of the new standard and effective January 1, 2018, the Company classifies royalty income within net sales. The comparative information has not been restated and continues to be reported under the accounting standards in effect for each period presented.

The Company evaluated the impact of the adoption on the classification of cooperative advertising programs and other promotional programs with the Company's customers. The impact of adoption to these promotional programs did not result in material changes in the Company's recognition or presentation of costs within the Company's Consolidated Statements of Income.

The following tables summarize the impact of adopting Topic 606 on the Company’s Consolidated Financial Statements as of and for the periods ended December 31, 2018:

	Twelve Months Ended December 31, 2018
(in millions)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Statement of Income
Net sales	$2,702.9	$2,682.0	$20.9
Royalty income, net of royalty expense	—	20.9	(20.9)

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2018
(in millions)	As Reported	Balances Without Adoption of Topic 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Prepaid expenses and other current assets	$215.8	$214.5	1.3
Deferred income taxes	22.6	21.7	0.9
Other non-current assets	94.3	93.4	0.9

Liabilities
Accrued expenses and other current liabilities	$359.2	$356.7	$2.5
Other non-current liabilities	112.3	109.4	2.9

Stockholders' Equity
Total stockholders' equity	$217.5	$219.8	$(2.3)

Disaggregation of Revenue
The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the twelve months ended December 31, 2018:

	Twelve Months Ended December 31, 2018
(in millions)	North America	International	Consolidated
Channel
Wholesale	$1,989.1	$463.0	$2,452.1
Direct	147.1	103.7	250.8
Net sales	$2,136.2	$566.7	$2,702.9

	North America	International	Consolidated
Product
Bedding products	$2,002.1	$453.2	$2,455.3
Other products	134.1	113.5	247.6
Net sales	$2,136.2	$566.7	$2,702.9

	North America	International	Consolidated
Geographical region
United States	$1,928.9	$—	$1,928.9
Canada	207.3	—	207.3
International	—	566.7	566.7
Net sales	$2,136.2	$566.7	$2,702.9

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Wholesale channel also includes income from royalties derived by licensing Sealy® and Stearns & Foster® brands, technology and trademarks to other manufacturers. The licenses include rights for the licensees to use trademarks as well as current proprietary or patented technology that the Company utilizes. The Company also provides its licensees with product specifications, research and development, statistical services and marketing programs. The Company recognizes royalty income based on the occurrence of sales of Sealy® and Stearns & Foster® branded products by various licensees. Royalty income was $20.9 million, $20.8 million and $19.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

In certain jurisdictions, the Company is subject to certain non-income taxes including, but not limited to, sales tax, value added tax, excise tax and other taxes. These taxes are excluded from the transaction price, and therefore, excluded from revenue. The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by Topic 606. Accordingly, the Company reflects all amounts billed to customers for shipping and handling in revenue and the costs of fulfillment in cost of sales. Amounts included in net sales for shipping and handling were $13.6 million, $11.3 million and $11.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(5) Acquisitions and Divestitures

During 2018, the Company decided to divest of the net assets of certain subsidiaries in the Latin American region. On December 28, 2018, a subsidiary of the Company in Latin America completed a transaction pursuant to which it sold substantially all of its assets to an unrelated third party, for approximately $2.6 million in cash, subject to certain working capital adjustments. The Company retained and has agreed to indemnify the buyers for certain liabilities of the disposed subsidiary arising prior to the closing of the sale, including certain tax and environmental remediation liabilities. These liabilities, which are not material individually or in the aggregate, are included within accrued expenses and other current liabilities at December 31, 2018. Costs directly related to these retained liabilities have been included within discontinued operations. The gain on sale was $1.0 million and is also recognized within discontinued operations.

On July 11, 2018, the Company acquired the remaining 55% equity interest in Comfort Revolution, which was accounted for as an equity transaction and did not result in a material impact to the Company's Consolidated Financial Statements for the year ended December 31, 2018.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) Goodwill and Other Intangible Assets

The following summarizes the Company's goodwill by reportable segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2016	$572.0	$127.2	$699.2
Foreign currency translation adjustments and other	4.6	28.9	33.5
Balance as of December 31, 2017	$576.6	$156.1	$732.7
Foreign currency translation adjustments and other	(5.5)	(4.2)	(9.7)
Balance as of December 31, 2018	$571.1	$151.9	$723.0

The following table summarizes information relating to the Company’s other intangible assets, net:

($ in millions)		December 31, 2018			December 31, 2017
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade names		$556.5	$—	$556.5	$561.7	$—	$561.7
Amortized intangible assets:
Contractual distributor relationships	15	84.7	32.7	52.0	86.0	27.5	58.5
Technology and other	4-10	90.2	61.1	29.1	91.4	54.3	37.1
Patents, other trademarks and other trade names	5-20	32.0	21.0	11.0	27.3	19.0	8.3
Customer databases, relationships and reacquired rights	2-5	21.3	20.6	0.7	23.5	22.0	1.5
Total		$784.7	$135.4	$649.3	$789.9	$122.8	$667.1

Amortization expense relating to intangible assets for the Company was $15.3 million, $16.0 million and $17.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is recorded in general, administrative and other expenses in the Company's Consolidated Statements of Income. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any period.

Estimated annual amortization of intangible assets is expected to be as follows for the years ending December 31:

(in millions)
2019	$14.8
2020	14.8
2021	14.4
2022	14.4
2023	7.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) Unconsolidated Affiliate Companies

The Company has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0% and is accounted for under the equity method. The Company’s investment of $22.5 million and $21.5 million at December 31, 2018 and 2017, respectively, is recorded in other non-current assets in the accompanying Consolidated Balance Sheets. The Company’s share of earnings for the years ended December 31, 2018 and 2017, respectively, are recorded in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

The tables below present summarized financial information for joint ventures as of and for the years ended December 31:

(in millions)	2018	2017
Current assets	$81.8	$73.7
Non-current assets	18.6	17.8
Total liabilities	59.0	52.3
Equity	41.4	39.2

(in millions)	2018	2017	2016
Net sales	$220.5	$195.1	$155.2
Gross profit	147.8	129.9	101.7
Income from operations	46.6	43.3	32.2
Net income	33.5	31.7	24.8
(8) Debt

Debt for the Company consists of the following:

(in millions)	December 31, 2018		December 31, 2017
Debt:	Amount	Rate	Amount	Rate	Maturity Date
2016 Credit Agreement:
Term A Facility	$525.0	(1)	$555.0	(2)	April 6, 2021
Revolver	—	(1)	—	(2)	April 6, 2021
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
Securitized debt	9.1	(3)	49.0	(3)	April 12, 2019
Capital lease obligations (4)	66.7		71.8		Various
Other	3.0		36.7		Various
Total debt	1,653.8		1,762.5
Less: Deferred financing costs	7.6		9.4
Total debt, net	1,646.2		1,753.1
Less: Current portion	47.1		72.4
Total long-term debt, net	$1,599.1		$1,680.7

(1)	Interest at LIBOR plus applicable margin of 2.00% as of December 31, 2018.
(2)	Interest at LIBOR plus applicable margin of 1.75% as of December 31, 2017.
(3)	Interest at one month LIBOR index plus 80 basis points.
(4)	Capital lease obligations are a non-cash financing activity.

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

Borrowings under the 2016 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the other subsidiary borrowers, at either (i) LIBOR plus the applicable margin or (ii) Base Rate plus the applicable margin. The applicable margins are determined by a pricing grid based on the consolidated total net leverage ratio of the Company following the delivery of the Consolidated Financial Statements of the Company for the most recent quarter. The delayed draw term loan facility has identical pricing to the revolving credit facility and initial term loan facility. As of December 31, 2018, the margin was either (i) LIBOR plus 2.00% per annum, or (ii) Base Rate plus 1.00%.

Obligations under the 2016 Credit Agreement are guaranteed by the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions. The 2016 Credit Agreement is secured by a security interest in substantially all of Tempur Sealy International’s and the other subsidiary borrowers’ domestic assets and the domestic assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by a subsidiary guarantor. The 2016 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded on the Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and other short-term debt. The Company is allowed to subtract from consolidated funded debt an amount equal to 100.0% of domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of December 31, 2018, domestic qualified cash was $13.6 million and foreign qualified cash was $19.3 million. As of December 31, 2018, the Company's consolidated total net leverage ratio was 3.87 times, within the covenant in the Company's debt agreements which limits this ratio to 5.00 times for the year ended December 31, 2018.

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

The Company was in compliance with all applicable covenants in the 2016 Credit Agreement at December 31, 2018.

The Company is required to pay a commitment fee on the unused portion of the revolving credit facility. The commitment fee rate is determined by a pricing grid based on the consolidated total net leverage ratio of the Company. The commitment fee is payable quarterly in arrears following the delivery of Consolidated Financial Statements for the most recent quarter and on the date of termination or expiration of the commitments under the revolving credit facility. The Company and the other borrowers also pay customary letter of credit issuance and other fees under the 2016 Credit Agreement. As of December 31, 2018, the Company's commitment fee rate was 0.35%.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
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

Since October 15, 2018, Tempur Sealy International has had the option to redeem all or a portion of the 2023 Senior Notes at any time. The initial redemption price is 104.219% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline each year after 2018 until it becomes 100.0% of the principal amount beginning on October 15, 2021.

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
The obligations of the Company and its relevant subsidiaries under the Accounts Receivable Securitization are secured by the accounts receivable and certain related rights and the facility agreements contain customary events of default. The accounts receivable continue to be owned by the Company and its subsidiaries and continue to be reflected as assets on the Company’s Consolidated Balance Sheets and represent collateral up to the amount of the borrowings under this facility. Borrowings under this facility are classified as long-term debt within the Consolidated Balance Sheets based on the Company's ability and intent to refinance on a long-term basis as of December 31, 2018.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On April 2, 2018, the Company and its subsidiaries entered into an amendment to its Accounts Receivable Securitization that modified certain covenants and calculations. This amendment was designed to create more flexibility and to increase average availability on the line, while not changing the overall limit of maturity.

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

	Fair Value
(in millions)	December 31, 2018	December 31, 2017
2023 Senior Notes	$435.6	$470.9
2026 Senior Notes	549.3	618.1

Capital Leases

The Company is party to capital leases as of December 31, 2018 and 2017. The approximate remaining life of the leases ranges from 1 to 14 years as of December 31, 2018, with several including an option to extend the lease term.

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

Future Obligations

As of December 31, 2018, the scheduled maturities of long-term debt outstanding, including capital lease obligations, for each of the next five years and thereafter are as follows:

(in millions)
2019	$56.1
2020	59.4
2021	442.2
2022	5.9
2023	455.3
Thereafter	634.9
Total	$1,653.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9) Retirement Plans

401(k) Plan

The Company has a defined contribution plan ("the 401(k) Plan") whereby eligible employees may contribute up to 85.0% of their pay subject to certain limitations as defined by the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan upon hire and are eligible to receive matching contributions upon six months of continuous employment with the Company. The 401(k) Plan provides a 100.0% match of the first 3.0% and 50.0% of the next 2.0% of eligible employee contributions. The match for union employees is based on the applicable collective bargaining arrangement. All matching contributions vest immediately. The Company incurred $5.8 million, $4.0 million and $6.7 million of expenses associated with the 401(k) Plan for the years ended December 31, 2018, 2017 and 2016, respectively, which are included in the Consolidated Statements of Income.

Defined Benefit Pension Plans

The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at two of its active Sealy plants and ten previously closed Sealy U.S. facilities. Sealy Canada, Ltd. (a wholly-owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities (collectively, referred to as the "Plans"). The Plans provide retirement and survivorship benefits based on the employees’ credited years of service. The Company’s funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes.
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

Expenses and Status

The Company recognizes the service cost component of net periodic pension cost within general, administrative and other expenses and all other components of net periodic pension cost are recognized within other income, net, in the accompanying Consolidated Statements of Income. Components of total net periodic pension cost for the years ended December 31 were as follows:

(in millions)	2018	2017	2016
Service cost	$1.0	$0.9	$0.8
Interest cost	1.1	1.2	1.2
Expected return on assets	(1.5)	(1.5)	(1.3)
Amortization of prior service cost	0.1	0.1	—
Settlement loss	—	—	0.2
Net periodic pension cost	$0.7	$0.7	$0.9

The other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income for the years ended December 31 were:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)	2018	2017	2016
Net loss	$0.6	$0.4	$1.5
Amortization of prior service cost	(0.1)	(0.1)	—
Amortization or settlement recognition of net loss	—	—	(0.2)
New prior service cost	0.1	0.5	—
Total recognized in other comprehensive (loss) income	$0.6	$0.8	$1.3

The following assumptions, calculated on a weighted-average basis, were used to determine net periodic pension cost for the Company’s Plans for the years ended December 31:

	2018	2017	2016
Discount rate (a)	3.58%	4.07%	4.27%
Expected long-term return on plan assets	6.25%	6.64%	6.71%

(a)
The discount rates used in 2018 to determine the expenses for the U.S. retirement plan and Canadian retirement plan were 3.54% and 3.70%, respectively. The discount rates used in 2017 to determine the expenses for the U.S. retirement plan and Canadian retirement plan were 4.06% and 4.10%, respectively.

Obligations and Funded Status

The measurement date for the Company's Plans is December 31. The funded status of the Plans as of December 31 was as follows:

(in millions)	2018	2017
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$32.1	$28.0
Service cost	1.0	0.9
Interest cost	1.1	1.2
Plan amendments	0.1	0.5
Actuarial (gain) loss	(3.0)	2.3
Benefits paid	(0.9)	(0.9)
Expenses paid	(0.1)	(0.1)
Foreign currency exchange rate changes	(0.3)	0.2
Projected benefit obligation at end of year	$30.0	$32.1
Change in Plan Assets:
Fair value of plan assets at beginning of year	$25.3	$21.7
Actual return on plan assets	(2.1)	3.5
Employer contribution	0.3	0.9
Benefits paid	(0.9)	(0.9)
Expenses paid	(0.1)	(0.1)
Foreign currency exchange rate changes	(0.3)	0.2
Fair value of plan assets at end of year	$22.2	$25.3
Funded status	$(7.8)	$(6.8)

The Company’s defined benefit pension plan for U.S. Sealy employees is underfunded. As of December 31, 2018, the projected benefit obligation and fair value of plan assets were $26.5 million and $18.4 million, respectively. As of December 31, 2017, the projected benefit obligation and fair value of plan assets were $28.3 million and $21.0 million, respectively. As of December 31, 2018, the projected benefit obligation and fair value of plan assets for the Sealy Canada Ltd. pension plan were $3.5 million and $3.8 million, respectively. As of December 31, 2017, the projected benefit obligation and fair value of plan assets for the Sealy Canada Ltd. pension plan were $3.8 million and $4.3 million, respectively.

The accumulated benefit obligation for all pension plans was $30.0 million at December 31, 2018 and $32.1 million at December 31, 2017.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents amounts recorded in the Consolidated Balance Sheets:

	December 31,
(in millions)	2018	2017
Amounts recognized in the Consolidated Balance Sheets:
Non-current benefit liability	$8.1	$7.3
Non-current benefit asset	0.3	0.5

The following assumption, calculated on a weighted-average basis, was used to determine benefit obligations for the Company’s defined benefit pension plans as of December 31:

	2018	2017
Discount rate (a)	4.13%	3.56%

(a)
The discount rates used in 2018 to determine the expenses for the U.S. retirement plan and Canadian retirement plan were 4.16% and 3.90%, respectively. The discount rates used in 2017 to determine the benefit obligations for the U.S. and Canadian defined benefit pension plans were 3.54% and 3.70%, respectively.

No material amounts are expected to be reclassified from AOCL to be recognized as components of net income during 2019.

Plan Contributions and Expected Benefit Payments

During 2019, the Company expects to contribute $1.4 million to the Company's Plans from available cash and cash equivalents.

The following table presents estimated future benefit payments:

(in millions)
Fiscal 2019	$1.0
Fiscal 2020	1.0
Fiscal 2021	1.1
Fiscal 2022	1.2
Fiscal 2023	1.2
Fiscal 2024 ‑ Fiscal 2028	7.4

Pension Plan Asset Information

Investment Objective and Strategies

The Company's investment objectives are to minimize the volatility of the value of the Company's pension assets relative to pension liabilities and to ensure assets are sufficient to pay plan benefits. Target and actual asset allocations are as follows:

	2018 Target	2018 Actual
Common/collective trust consisting primarily of:
Equity securities	60.0%	79.5%
Debt securities	40.0%	20.0%
Other	—%	0.5%
Total plan assets	100.0%	100.0%

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Expected Long-Term Return on Plan Assets

The expected long-term return assumption at December 31, 2018 was 6.50% for the defined benefit pension plan for U.S. Sealy employees and 5.50% for the defined benefit pension plan for Sealy Canada, Ltd. The expected long-term return assumption is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. The assumption considers various sources, primarily inputs from advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of the Company's investment strategy by plan.

The investments in plan assets primarily consist of common collective trusts and money market funds. Investments in common collective trusts and money market funds are valued at the net asset value ("NAV") per share or unit multiplied by the number of shares or units held as of the measurement date. The determination of NAV for the common/collective trusts includes market pricing of the underlying assets as well as broker quotes and other valuation techniques that represent fair value as determined by the respective administrator of the common/collective trust. Management has determined that the NAV is an appropriate estimate of the fair value of the common collective trusts at December 31, 2018 and 2017, based on the fact that the common/collective trusts are audited and accounted for at fair value by the administrators of the respective common/collective trusts.  The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair value. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the Consolidated Balance Sheet dates.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of the Company’s plan assets, all valued at NAV, at December 31 by asset category was as follows:

(in millions)	2018	2017
Asset Category
Common/collective trust
U.S. equity	$14.1	$15.1
International equity	3.6	4.2
Total equity based funds	17.7	19.3
Common/collective trust - fixed income	4.4	5.9
Money market funds	0.1	0.1
Total	$22.2	$25.3

Multi‑Employer Benefit Plans

Approximately 25.5% of the Company’s domestic employees are represented by various labor unions with separate collective bargaining agreements. Hourly employees working at nine of the Company’s domestic manufacturing facilities are covered by union sponsored retirement plans. Further, employees working at three of the Company’s domestic manufacturing facilities are covered by union sponsored health and welfare plans. These plans cover both active employees and retirees. Through the health and welfare plans, employees receive medical, dental, vision, prescription and disability coverage. The Company’s cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The expense recognized by the Company for such contributions for the years ended December 31 was follows:

(in millions)	2018	2017	2016
Multi‑employer retirement plan expense	$3.9	$4.3	$4.9
Multi‑employer health and welfare plan expense	3.6	3.5	2.8

The risks of participating in multi‑employer pension plans are different from the risks of sponsoring single‑employer pension plans in the following respects: 1) contributions to the multi‑employer plan by one employer may be used to provide benefits to employees of other participating employers; 2) if a participating employer ceases its contributions to the plan, the unfunded obligations of the plan allocable to the withdrawing employer may be borne by the remaining participating employers; and 3) if the Company withdraws from the multi‑employer pension plans in which it participates, the Company may be required to pay those plans an amount based on its allocable share of the underfunded status of the plan.

The following table presents information regarding the multi‑employer pension plans that are significant to the Company for the years ended December 31, 2018 and 2017, respectively:

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2018	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2018	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/28/18	Red	Implemented	$0.7	No	2020	2016, 2017, 2018
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/17	Red	Implemented	$0.7	Yes, 10.0%	2019	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/17	Red	Implemented	$0.8	Yes, 10.0%	2021	N/A

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2017	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2017	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/28/17	Red	Implemented	$1.1	No	2020	2015, 2016, 2017
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/16	Red	Implemented	$0.8	Yes, 10.0%	2019	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/16	Red	Implemented	$0.7	Yes, 10.0%	2018	N/A

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

(2)	Funding Improvement Plan or Rehabilitation Plan as defined in the Employee Retirement Income Security Act of 1974 has been implemented or is pending.

(3)	Indicates whether the Company paid a surcharge to the plan in the most current year due to funding shortfalls and the amount of the surcharge.

(4)	The Company represented more than 5.0% of the total contributions for the most recent plan year available. For year ended December 31, 2016, the Company contributed $1.2 million to the plan.

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

(b) Treasury Stock. As of December 31, 2018, the Company had approximately $226.9 million remaining under an existing share repurchase program initially authorized by the Board of Directors in 2016. The Company did not repurchase any shares under the program during the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, the Company repurchased 0.6 million and 8.7 million shares for approximately $40.1 million and $533.0 million, respectively, under the program.

In addition, the Company acquired 0.1 million, 0.1 million, and 0.0 million shares upon the vesting of certain performance restricted stock units ("PRSUs"), which were withheld to satisfy tax withholding obligations during the years ended December 31, 2018, 2017, and 2016, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day thereafter, resulting in approximately $4.6 million, $4.8 million, and 2.0 million in treasury stock acquired during the years ended December 31, 2018, 2017, and 2016, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(c) AOCL. AOCL consisted of the following:

	Year Ended December 31,
(in millions)	2018	2017	2016
Foreign Currency Translation
Balance at beginning of period	$(72.8)	$(101.9)	$(101.6)
Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(18.9)	29.1	(0.3)
Balance at end of period	$(91.7)	$(72.8)	$(101.9)

Pension Benefits
Balance at beginning of period	$(2.7)	$(2.2)	$(1.4)
Other comprehensive loss:
Net change from period revaluation:	(0.4)	(0.8)	(1.5)
Tax benefit (2)	0.1	0.3	0.6
Total other comprehensive loss before reclassifications, net of tax	(0.3)	(0.5)	(0.9)
Net amount reclassified to earnings	—	—	0.2
U.S tax reform - reclassification to retained earnings upon adoption of ASU No. 2018-02	(0.5)	—	—
Tax expense (2)	(0.1)	—	(0.1)
Total amount reclassified from accumulated other comprehensive loss, net of tax	(0.6)	—	0.1
Total other comprehensive loss	(0.9)	(0.5)	(0.8)
Balance at end of period	$(3.6)	$(2.7)	$(2.2)

Foreign Exchange Forward Contracts
Balance at beginning of period	$—	$0.6	$6.6
Other comprehensive loss:
Net change from period revaluation:	—	(0.6)	(3.6)
Tax benefit (2)	—	0.1	1.0
Total other comprehensive loss before reclassifications, net of tax	—	(0.5)	(2.6)
Net amount reclassified to earnings (3)	—	(0.1)	(4.6)
Tax benefit (2)	—	—	1.2
Total amount reclassified from accumulated other comprehensive loss, net of tax	—	(0.1)	(3.4)
Total other comprehensive loss	—	(0.6)	(6.0)
Balance at end of period	$—	$—	$0.6

(1)	In 2018, 2017 and 2016, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.

(2)	These amounts were included in the income tax provision in the accompanying Consolidated Statements of Income.

(3)	This amount was included in cost of sales, net in the accompanying Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in millions)	2018	2017
Taxes	$136.8	$6.3
Advertising	46.1	44.4
Wages and benefits	43.7	51.4
Sales returns	22.0	19.6
Warranty	14.9	16.7
Rebates	11.6	11.4
Other	84.1	72.5
	$359.2	$222.3

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

The Company’s stock-based compensation expense for the year ended December 31, 2018 included PRSUs, stock options, RSUs and DSUs. A summary of the Company’s stock-based compensation expense is presented below:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
(in millions)	2018	2017	2016
PRSU expense (benefit)	$2.5	$(6.5)	$3.9
Stock option expense	6.7	7.1	5.3
RSU/DSU expense	15.6	12.7	7.0
Total stock-based compensation expense	$24.8	$13.3	$16.2

The Company granted PRSUs during the years ended December 31, 2018, 2017 and 2016. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. The Company recorded a benefit in the accompanying Consolidated Statements of Income of $9.3 million and $3.8 million for the years ended December 31, 2017 and 2016, respectively, after the change in estimate to reduce accumulated performance based stock compensation amortization to actual cost based on updated projected or final financial results.

Performance Restricted Stock Units

A summary of the Company’s PRSU activity and related information for the years ended December 31, 2018 and 2017 is presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2016	1.7	$68.02
Granted	1.6	59.64
Vested	(0.2)	59.39
Forfeited	(0.4)	65.48
Awards unvested at December 31, 2017	2.7	64.13
Granted	0.2	51.72
Vested	(0.1)	68.57
Forfeited	(0.8)	68.07
Awards unvested at December 31, 2018	2.0	$61.07

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
The Company did not record any stock-based compensation expense related to the 2019 Aspirational Plan PRSUs during the year ended December 31, 2018, as it is not considered probable that the Company will achieve the specified performance target for either the First Designated Period or Second Designated Period. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. At December 31, 2018, the Company has 1.6 million of these 2019 Aspirational PRSUs outstanding that will fully vest if the Company achieves more than $650.0 million of Adjusted EBITDA for 2019. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for the First Designated Period is $93.6 million, which would be expensed over the remaining service period if achievement of the performance condition becomes probable.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2018, the Compensation Committee of the Board of Directors formally determined that the Company did not have more than $650.0 million of Adjusted EBITDA for 2017 ("the 2017 Aspirational Plan PRSUs"). As a result, approximately two-thirds of the PRSUs previously granted with a performance period for 2017 ("2017 Aspirational PRSUs") were forfeited as of this date. At December 31, 2018, the Company has 0.3 million of these 2017 Aspirational PRSUs still outstanding that will vest if the Company achieves more than $650.0 million of Adjusted EBITDA for 2018. The Company expects that in early March 2019 the Compensation Committee of the Board of Directors will formally determine that the Company did not have more than $650.0 million in Adjusted EBITDA for 2018. As a result, the remaining one-third of the total 2017 Aspirational Plan PRSUs will be forfeit as of this date.
The Company did not record any stock-based compensation expense related to the 2017 Aspirational Plan PRSUs during the years ended December 31, 2018 and 2017, as it was not considered probable that the Company will achieve the specified performance target as of December 31, 2018. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target was met for 2018 is $24.6 million, which would have been expensed over the remaining service period if achievement of the performance condition became probable.
Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options granted. During the year ended December 31, 2016, no stock options were granted. The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2018, 2017 and 2016 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of Tempur Sealy International’s common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award. During 2017, the Company adopted a change in accounting policy to recognize forfeitures of awards as they occur instead of estimating potential forfeitures. Historically, the Company estimated the number of awards expected to be forfeited and adjusted the estimate when it was no longer probable that employees would fulfill their service conditions. The Company uses historical data to determine these assumptions.

	Year Ended December 31,
	2018	2017	2016
Expected volatility range of stock	39.8% - 40.1%	37.4% - 40.8%	N/A
Expected life of option, range in years	5	5	N/A
Risk-free interest range rate	2.2% - 2.8%	1.8% - 1.9%	N/A
Expected dividend yield on stock	—%	—%	N/A

A summary of the Company’s stock option activity under the 2003 Plan and 2013 Plan for the years ended December 31, 2018 and 2017 is presented below:

(in millions, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	1.5	$50.46
Granted	0.6	69.04
Exercised	(0.3)	38.44
Forfeited	(0.1)	67.45
Options outstanding at December 31, 2017	1.7	$58.93
Granted	0.3	61.84
Exercised	(0.2)	28.20
Forfeited	(0.2)	60.45
Options outstanding at December 31, 2018	1.6	$62.51	6.91	—

Options exercisable at December 31, 2018	1.0	$59.93	5.87	—

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $3.9 million, $5.4 million and $23.9 million, respectively.

Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares, for the years ended December 31, 2018, 2017 and 2016, was $4.6 million, $12.8 million, and $15.7 million, respectively.

A summary of the Company’s unvested shares relating to stock options as of December 31, 2018 and 2017, and changes during the years ended December 31, 2018 and 2017, are presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2016	0.5	$63.09
Granted	0.6	69.04
Vested	(0.3)	61.69
Forfeited	(0.1)	67.45
Options unvested at December 31, 2017	0.7	$67.95
Granted	0.3	61.84
Vested	(0.2)	66.72
Forfeited	(0.2)	60.45
Options unvested at December 31, 2018	0.6	$66.20

Restricted/Deferred Stock Units

A summary of the Company's RSU and DSU activity and related information for the years ended December 31, 2018 and 2017 is presented below:

(in millions, except per share amounts)	Shares	Weighted Average Release Price	Aggregate Intrinsic Value
Awards outstanding at December 31, 2016	0.4	$59.37
Granted	0.4	68.08
Vested	(0.1)	54.20
Terminated	(0.1)	64.66
Awards outstanding at December 31, 2017	0.6	$64.94
Granted	0.3	61.29
Vested	(0.1)	62.85
Terminated	—	64.00
Awards outstanding at December 31, 2018	0.8	$63.82	$34.6

The aggregate intrinsic value of RSUs and DSUs vested during the year ended December 31, 2018 was $9.3 million.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Excluding any potential compensation expense related to the 2017 Aspirational Plan PRSUs and 2019 Aspirational Plan PRSUs discussed above, a summary of total unrecognized stock-based compensation expense based on current performance estimates related to stock options, DSUs, RSUs and PRSUs for the year ended December 31, 2018 is presented below:

(in millions, except years)	December 31, 2018	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	$11.5	2.42
Unrecognized DSU/RSU expense	29.6	2.46
Unrecognized PRSU expense	3.4	2.65
Total unrecognized stock-based compensation expense	$44.5	2.46

(13) Commitments and Contingencies

(a) Lease Commitments. The Company has various operating leases that call for annual rental payments due in equal monthly installments and a lease with a rent free occupancy period. The Company’s policy is to recognize expense for lease payment, including those with escalating provisions and rent free periods, on a straight-line basis over the lease term. Operating lease expenses were $56.9 million, $41.6 million, and $33.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments at December 31, 2018 under these non-cancelable leases are as follows:

(in millions)
Year Ended December 31,
2019	$49.4
2020	40.1
2021	34.8
2022	28.7
2023	22.1
Thereafter	60.9
$236.0

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
(d) Mattress Firm, Inc. v. Tempur-Pedic North America, LLC and Sealy Mattress Company, filed March 30, 2017 and a related matter.
On March 30, 2017, a suit was filed against Tempur-Pedic North America, LLC and Sealy Mattress Company (two wholly-owned subsidiaries of the Company) in the District Court of Harris County, Texas (the "Texas State Court Case") by Mattress Firm. The complaint alleged breach of contract and tortious interference and sought a declaratory judgment with respect to the interpretation of its agreements with the Company.
On April 7, 2017, the Company’s subsidiaries named above, among others, filed suit against Mattress Firm in the U.S. District Court for the Southern District of Texas, Houston Division (the "Federal Court Case"), seeking injunctive relief and damages for trademark infringement, unfair competition and trademark dilution in violation of the Lanham Act, and breach of contract and other state law violations. The complaint alleged that Mattress Firm violated the parties' transition agreements dated January 30, 2017, and consequently, federal and state law, by its use of the Company’s trademarks after April 3, 2017. On April 28, 2017, the complaint was amended to add a claim by Sealy Mattress Company for nonpayment by Mattress Firm for products sold and delivered. On May 23, 2017, the complaint was further amended to add allegations that Mattress Firm continued to use the Company’s trade names and trademarks on its website and in advertising in an inappropriate manner. On July 11, 2017, the Court in the Federal Court Case issued a preliminary injunction prohibiting Mattress Firm from using the Company’s names and marks in such manner. The complaint was further amended by the Company on July 31, 2017 and December 7, 2017 to add additional claims against Mattress Firm.
The discovery period in the Texas State Court case was extended, and the trial date initially set for September 2018 was reset for early 2019. Discovery was proceeding in the case until Mattress Firm's bankruptcy filing under Chapter 11 of the Bankruptcy Code on October 5, 2018, which stayed all Mattress Firm litigation.
In the Federal Court Case, discovery was completed and motions for summary judgment on certain claims filed by both parties in early 2018 were ruled on by the Court during June and July 2018. A trial date was set for October 10, 2018, but all Mattress Firm litigation was stayed on October 5, 2018 when Mattress Firm filed for bankruptcy. The Federal Court Case recommenced in November 2018 following Mattress Firm's exit from bankruptcy proceedings.
On January 11, 2019, the parties agreed to a joint motion for a 30-day stay of the Federal Court Case to allow the parties the opportunity to discuss a global settlement of all litigation between them. Effective February 11, 2019, the parties agreed to settle all such litigation, including, but not limited to, the Texas State Court Case and the Federal Court Case, in consideration of full mutual releases of all claims. The parties remain subject to certain remaining obligations that were negotiated under their prior commercial agreements.
(e) Other. The Company is involved in various other legal proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending legal proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14) Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act”) was signed into law, making significant changes to U.S. tax law. Changes include, but are not limited to, a corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In accordance with the Act, the Company recorded an income tax benefit of $23.8 million in the fourth quarter of 2017, the period in which the legislation was enacted. The total benefit included a tax benefit of $69.7 million related to the remeasurement of certain deferred tax assets and liabilities net of $45.9 million in additional income tax expense related to the transition tax on foreign earnings. Additionally, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed its analysis based on subsequent guidance issued with respect to the Act currently available which resulted in an additional SAB 118 tax benefit of $6.8 million in 2018 related to the finalization of the Company’s transition tax obligation.

The following sets forth the amount of income before income taxes attributable to each of the Company’s geographies for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(in millions)	2018	2017	2016
Income before income taxes:
United States	$59.2	$97.2	$179.0
Rest of the world	105.8	118.2	104.6
	$165.0	$215.4	$283.6

The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2018		2017		2016
(dollars in millions)	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Statutory U.S. federal income tax	$34.6	21.0%	$75.4	35.0%	$99.3	35.0%
State income taxes, net of federal benefit	1.8	1.1%	(0.6)	(0.3)%	8.0	2.8%
Foreign repatriation, net of foreign tax credits	—	—	—	—	(4.3)	(1.5)%
Foreign tax differential	2.5	1.5%	(11.9)	(5.5)%	(12.0)	(4.2)%
Change in valuation allowances	(17.7)	(10.7)%	5.6	2.6%	19.4	6.8%
Uncertain tax positions	33.1	20.1%	(1.0)	(0.5)%	(27.1)	(9.6)%
Subpart F income	6.6	4.0%	2.7	1.2%	2.0	0.7%
Manufacturing deduction	—	—	(1.9)	(0.9)%	(4.2)	(1.5)%
Remeasurement of deferred taxes	—	—	(69.7)	(32.3)%	—	—
Transition Tax	(6.8)	(4.1)%	45.9	21.3%	—	—
Permanent and other	(4.5)	(2.8)%	(0.7)	(0.3)%	5.2	1.9%
Effective income tax provision	$49.6	30.1%	$43.8	20.3%	$86.3	30.4%

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For 2018, Subpart F income includes Global Intangible Low-Taxed Income, or "GILTI" as well as certain sales made by foreign subsidiaries outside their respective countries of incorporation and taxable to Tempur Sealy International as if earned directly by Tempur Sealy International. The Company recognizes GILTI in the period in which such tax arises. For years prior to 2018, subpart F income represents interest and royalties earned by a foreign subsidiary as well as sales made by certain foreign subsidiaries outside of their country of incorporation and is taxable to Tempur Sealy International as if earned directly by Tempur Sealy International. The Transition Tax represents taxes on certain foreign sourced earnings and profits that were previously tax deferred.

The income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2018	2017	2016
Current provision
Federal	$(14.6)	$73.5	$73.5
State	1.1	3.1	4.6
Foreign	57.1	28.3	39.3
Total current	$43.6	$104.9	$117.4
Deferred provision
Federal	$11.4	$(67.7)	$(21.4)
State	(4.5)	7.6	1.6
Foreign	(0.9)	(1.0)	(11.3)
Total deferred	6.0	(61.1)	(31.1)
Total income tax provision	$49.6	$43.8	$86.3

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

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets, determined using the income tax rate applicable to each period, consist of the following:

	December 31,
(in millions)	2018	2017
Deferred tax assets:
Stock-based compensation	$12.8	$10.6
Accrued expenses and other	49.1	36.3
Net operating losses, foreign tax credits and other tax attribute carryforwards	56.1	92.9
Inventories	6.0	6.2
Transaction costs	13.5	13.4
Property, plant and equipment	3.6	2.8
Total deferred tax assets	141.1	162.2
Valuation allowances	(43.1)	(55.1)
Total net deferred tax assets	$98.0	$107.1
Deferred tax liabilities:
Intangible assets	$(156.8)	$(162.1)
Property, plant and equipment	(30.3)	(29.5)
Accrued expenses and other	(5.8)	(6.4)
Total deferred tax liabilities	(192.9)	(198.0)
Net deferred tax liabilities	$(94.9)	$(90.9)

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the Transition Tax, or any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. At December 31, 2018, the Company’s tax basis in its top tier foreign subsidiary exceeded the Company’s book basis in this subsidiary in the hands of the top tier foreign subsidiary's U.S. shareholder. The Company has not recorded a deferred tax asset on such excess tax basis as it is not apparent that the excess tax basis will reverse in the foreseeable future. As it relates to the book to tax basis difference with respect to the stock of each of the Company’s lower tier foreign subsidiaries, as a general matter, the book basis exceeds the tax basis in the hands of such foreign subsidiaries' shareholders. By operation of the tax laws of the various countries in which these subsidiaries are domiciled, earnings of lower tier foreign subsidiaries are not subject to tax, in all material respects, when distributed to a foreign shareholder. It is the Company’s intent that the earnings of each lower tier foreign subsidiary, with the exception of its Danish subsidiary and one of its Canadian subsidiaries, will be permanently reinvested in each such foreign subsidiaries' own operations. As it relates to the Danish subsidiary, its earnings may be distributed without any income tax impact. Thus, no tax is provided for with respect to the book to tax basis difference of its stock. With respect to the Canadian subsidiary, Canadian income tax withholding applies to any distribution it makes to its foreign parent company. At December 31, 2018, the Company has concluded that the Canadian subsidiary does not have material accumulated earnings in excess of its operating needs and as such no material Canadian withholding tax has been accrued.

The Company has the following gross income tax attributes available at December 31, 2018 and 2017, respectively:

(in millions)	2018	2017
State net operating losses (“SNOLs”)	$355.7	$133.9
U.S. federal foreign tax credits (“FTCs”)	12.2	12.2
U.S. state income tax credits ("SITCs")	8.0	8.1
Foreign net operating losses (“FNOLs”)	57.0	33.1
Charitable contribution carryover ("CCCs")	39.6	18.0
Interest limitation carryover ("ILC")	10.6	—

The SNOLs, FTCs, SITCs, FNOLs and CCCs generally expire in 2021, 2023, 2023, 2023 and 2020, respectively. The ILC has an indefinite life.

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of certain of the SNOLs, FTCs, SITCs, FNOLs, CCCs, the ILC and certain other deferred tax assets related to certain foreign operations (together, the “Tax Attributes”). In assessing the realizability of deferred tax assets (including the Tax Attributes), management considers whether it is more likely than not that some portion of all of such deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance for certain Tax Attributes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible or creditable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded valuation allowances against approximately $124.2 million of the SNOLs, $12.2 million of the FTCs, and $8.1 million of SITCs. With respect to all other Tax Attributes above, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the underlying deferred tax assets. However, there can be no assurance that such assets will be realized if circumstances change.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in millions)
Balance as of December 31, 2016	$71.7
Additions based on tax positions related to 2017	3.9
Additions for tax positions of prior years	11.4
Expiration of statutes of limitations	—
Settlements of uncertain tax positions with tax authorities	(2.5)
Balance as of December 31, 2017	$84.5
Additions based on tax positions related to 2018	2.5
Additions for tax positions of prior years	21.2
Expiration of statutes of limitations	—
Settlements of uncertain tax positions with tax authorities	(4.4)
Balance as of December 31, 2018	$103.8

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at December 31, 2018, 2017 and 2016 would be $91.4 million, $31.7 million and $21.4 million, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $6.4 million, $0.4 million, and $1.6 million in interest and penalties, respectively, in income tax expense. The Company had approximately $66.3 million, $59.9 million, and $52.3 million of accrued interest and penalties at December 31, 2018, 2017, and 2016, respectively.

Since 2001, the Company has been involved in a dispute with the Danish Tax Authority ("SKAT") regarding the royalty paid by a U.S. subsidiary of Tempur Sealy International to a Danish subsidiary (the "Danish Tax Matter"). The royalty is paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production process. SKAT has issued assessments to the Company asserting the royalties paid by the U.S. to the Danish subsidiary were too low, which the Company disputed. The tax assessments received from SKAT were based, in part, on a 20% royalty rate, which is substantially higher than that historically used or deemed appropriate by the Company.

During 2018, the Company reached agreements with both SKAT and the U.S. Internal Revenue Service ("IRS") with respect to the adjusted amount of royalties for tax years 2001 through 2011 (the "Settlement Years"). The Company has also entered into the Advance Pricing Agreement program (the “APA Program”) for the tax years 2012 through 2022 in which the IRS, on the Company’s behalf, will negotiate directly with SKAT the royalty to be paid by the U.S. subsidiary to the Danish Subsidiary. The Company maintains an uncertain income tax liability for both the Settlement Years and for the tax years 2012 through 2018 that are included in the APA Program. The APA Program request was filed with the IRS on October 26, 2018. The APA Program negotiation process is not expected to conclude in the near term.

The income tax assessed by SKAT for the Settlement Years is DKK 470.5 million ($72.2 million using the December 31, 2018 exchange rate) and has been accrued for by the Company at December 31, 2018 as an uncertain income tax position. The assessed value reflects materially the amount of the Danish tax liability that was historically accrued by the Company as an uncertain income tax position. The Company has determined the interest on such tax to be approximately DKK 376.8 million (approximately $57.8 million using the December 31, 2018 exchange rate), which has also been accrued for by the Company at December 31, 2018. The total tax and interest accrued at December 31, 2018 related to the Settlement Years is DKK 847.3 million (approximately $130.0 million using the December 31, 2018 exchange rate). The liability for the uncertain tax position and related interest is included in accrued expenses and other current liabilities within the Company’s Consolidated Balance Sheet. During 2018 the Company recorded approximately DKK 210.6 million (approximately $32.1 million) for Danish tax and interest related to the Danish Tax Matter for the years 2012 through 2018, applying the concepts of the settlement negotiated with SKAT to the APA Program years. At December 31, 2018, the Company maintained an uncertain Danish tax position and related interest for such years of approximately DKK 230.2 million ($35.3 million using the December 31, 2018 exchange rates). The amount accrued is included in other non-current liabilities on the Company's Consolidated Balance Sheet at December 31, 2018. The deferred tax asset for the U.S. correlative benefit associated with this accrual is approximately $4.2 million.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2017, the Company had accrued Danish tax and interest for the Danish Tax Matter of approximately DKK 854.7 million (approximately $137.8 million using the December 31, 2017 exchange rate) as an uncertain income tax position. Approximately DKK 835.0 million (approximately $134.8 million using December 31, 2017 exchange rate) represents the amount accrued with respect to the Settlement Years. The balance of approximately DKK 19.7 million (approximately $3.2 million using the December 31, 2017 exchange rates) was accrued for the tax years 2012 through 2017. The amount accrued at December 31, 2017 is included in other non-current liabilities on the Company's Consolidated Balance Sheet. In addition, the Company had recorded a deferred tax asset for the U.S. correlative benefit related to the Danish Tax Matter of approximately $48.3 million at December 31, 2017. The Company maintained a valuation allowance with respect to this benefit (specifically related to the Settlement Years) of approximately $19.3 million at December 31, 2017, as it was more likely than not that this portion of the deferred tax asset would not be realized as certain periods were closed tax years in the U.S. The gross deferred tax asset was netted with the Company's U.S. deferred tax liabilities in non-current liabilities in the Company's Consolidated Balance Sheet at December 31, 2017. As a result of the settlement with SKAT and the IRS, the Company was able to realize the entire U.S. correlative benefit in its 2017 U.S. federal and state income tax returns (which the Company filed in September 2018). Accordingly, the associated valuation allowance was released and reflected as a benefit within the Company’s 2018 income tax provision.

The Company’s uncertain tax liability associated with the Danish Tax Matter is derived using the cumulative probability analysis with possible outcomes based on the Company's updated evaluation of the facts and circumstances regarding this matter and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards as required by GAAP, taking into account both the U.S. and Danish income tax implications of such outcomes. Both the uncertain tax liability and the deferred tax asset discussed herein reflects the Company’s best judgment of the facts, circumstances and information available through December 31, 2018.

It is reasonably possible that there could be material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, including the Danish Tax Matter, or the expiration of applicable statute of limitations; however, the Company is not able to estimate the impact of these items at this time. The Company continues to discuss certain matters with SKAT relating to the Danish Tax Matter. For instance, the Company’s calculation of interest for the Settlement Years differs from the amount asserted by SKAT by approximately DKK 125.0 million (approximately $19.2 million using the December 31, 2018 exchange rate). The Company believes its calculations properly reflect the mechanics of the calculation of interest as provided in Danish tax law and as such has not recorded a liability for the incremental interest proposed by SKAT. Further, if the IRS and SKAT are unable to reach a mutually acceptable agreement with respect to the years included in the APA Program, the Company could be required to make a significant payment to SKAT for Danish tax related to such years, which could have a material adverse effect on the Company’s results of operations and liquidity.

From June 2012 through December 31, 2018, SKAT withheld Value Added Tax refunds otherwise owed to the Company, pending resolution of the Danish Tax Matter. Total withheld refunds at December 31, 2018 and 2017 are approximately DKK 347.1 million (approximately $53.3 million at the December 31, 2018 exchange rate) and DKK 336.5 million (approximately $54.1 million at the December 31, 2017 exchange rate), respectively. In July 2016, the Company paid a deposit to SKAT in the amount of approximately DKK 615.2 million (approximately $94.4 million and $98.9 million using the applicable exchange rates at December 31, 2018 and 2017, respectively) (the “Tax Deposit”) and applied approximately DKK 232.1 million (approximately $35.6 million and $37.4 million using the exchange rates at December 31, 2018 and 2017, respectively) of its Value Added Tax refund (the “VAT Refund Applied”) to the aforementioned potential Danish income tax liability, consistent with the Company’s reserve position for this royalty matter. The deposit was made to mitigate additional interest and foreign exchange exposure. The Tax Deposit and the VAT Refund Applied are included within prepaid and other current assets and other non-current assets on the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.

With few exceptions, the Company is no longer subject to tax examinations by the U.S. state and local municipalities for periods prior to 2011, and in non-U.S. jurisdictions for periods prior to 2001. The Company is currently under examination by various tax authorities around the world. The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the Consolidated Financial Statements. Other than the changes relating to the Danish Tax Matter discussed in the preceding paragraphs, there were no significant changes to the liability for unrecognized tax benefits during the year ended December 31, 2018.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(15) Earnings Per Common Share

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Year Ended December 31,
(in millions, except per common share amounts)	2018	2017	2016
Numerator:
Net income from continuing operations, net of loss attributable to non-controlling interests	$118.3	$182.3	$202.9

Denominator:
Denominator for basic earnings per common share—weighted average shares	54.4	54.0	59.0
Effect of dilutive securities:
Employee stock-based compensation	0.7	0.7	0.8
Denominator for diluted earnings per common share—adjusted weighted average shares	55.1	54.7	59.8

Basic earnings per common share for continuing operations	$2.17	$3.37	$3.44

Diluted earnings per common share for continuing operations	$2.15	$3.33	$3.39

The Company excluded 1.5 million, 1.3 million and 0.4 million shares issuable upon exercise of outstanding stock options for the years ended December 31, 2018, 2017, and 2016, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive any dividends thereon.

(16) Business Segment Information

The Company operates in two segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. The North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S. and Canada. The International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America. The Company evaluates segment performance based on net sales, gross profit and operating income. There were no customers that contributed more than 10% of the Company's sales in 2018 or 2017. Mattress Firm, previously a customer in the North America segment, represented 21.7% of the Company's sales for the year ended December 31, 2016.

The Company’s North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company’s accompanying Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payable.

The following table summarizes total assets by segment:

	December 31,	December 31,
(in millions)	2018	2017
North America	$2,788.1	$2,771.9
International	604.8	593.8
Corporate	569.0	614.9
Inter-segment eliminations	(1,246.5)	(1,302.2)
Discontinued operations	—	15.6
Total assets	$2,715.4	$2,694.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes property, plant and equipment, net, by segment:

	December 31,	December 31,
(in millions)	2018	2017
North America	$317.5	$320.0
International	51.1	53.1
Corporate	52.2	60.4
Total property, plant and equipment, net	$420.8	$433.5

The following table summarizes segment information for the year ended December 31, 2018:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$2,002.1	$453.2	$—	$—	$2,455.3
Other sales	134.1	113.5	—	—	247.6
Net sales	$2,136.2	$566.7	$—	$—	$2,702.9

Inter-segment sales	$3.4	$0.5	$—	$(3.9)	$—
Inter-segment royalty expense (income)	3.1	(3.1)	—	—	—
Gross profit	823.4	297.3	—	—	1,120.7
Operating income (loss)	250.0	107.5	(101.2)	—	256.3
Income (loss) from continuing operations before income taxes	241.1	101.0	(177.1)	—	165.0

Depreciation and amortization (1)	$59.0	$13.5	$39.4	$—	$111.9
Capital expenditures	52.7	14.0	6.9	—	73.6

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the year ended December 31, 2017:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$2,051.8	$421.6	$—	$—	$2,473.4
Other sales	122.0	105.2	—	—	227.2
Net sales	$2,173.8	$526.8	$—	$—	$2,700.6

Inter-segment sales	$3.8	$1.0	$—	$(4.8)	$—
Gross profit	844.7	276.3	—	—	1,121.0
Inter-segment royalty expense (income)	5.5	(5.5)	—	—	—
Operating income (loss)	273.2	112.0	(89.7)	—	295.5
Income (loss) from continuing operations before income taxes	276.0	104.5	(165.1)	—	215.4

Depreciation and amortization (1)	$51.4	$14.1	$28.5	$—	$94.0
Capital expenditures	39.9	9.0	17.7	—	66.6

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes segment information for the year ended December 31, 2016:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$2,447.8	$399.9	$—	$—	$2,847.7
Other sales	122.3	109.7	—	—	232.0
Net sales	$2,570.1	$509.6	$—	$—	$3,079.7

Inter-segment sales	$4.5	$0.4	$—	$(4.9)	$—
Gross profit	1,017.4	272.1	—	—	1,289.5
Inter-segment royalty expense (income)	(7.2)	7.2	—	—	—
Operating income (loss)	411.8	100.6	(99.0)	—	413.4
Income (loss) from continuing operations before income taxes	406.8	94.3	(217.5)	—	283.6

Depreciation and amortization (1)	$43.7	$14.7	$30.2	$—	$88.6
Capital expenditures	32.8	14.8	14.3	—	61.9

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

	December 31,	December 31,
(in millions)	2018	2017
United States	$350.7	$373.2
Canada	19.1	7.2
Other International	51.0	53.1
Total property, plant and equipment, net	$420.8	$433.5
Total International	$70.1	$60.3

The following table summarizes net sales by geographic region:

	Year Ended December 31,
(in millions)	2018	2017	2016
United States	$1,928.9	$1,954.2	$2,361.9
Canada	207.3	219.6	208.2
Other International	566.7	526.8	509.6
Total net sales	$2,702.9	$2,700.6	$3,079.7
Total International	$774.0	$746.4	$717.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(17) Quarterly Financial Data (unaudited)

Quarterly results of operations for the years ended December 31, 2018 and 2017 are summarized below:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Net sales	$637.4	$659.9	$729.5	$676.1
Gross profit	264.7	272.8	300.0	283.2
Operating income	55.7	58.0	84.7	57.9
Income from continuing operations	25.6	26.6	44.1	19.1
Net income attributable to Tempur Sealy International, Inc.	23.1	22.8	42.3	12.3
Basic earnings per common share for continuing operations	$0.48	$0.52	$0.83	$0.35
Diluted earnings per common share for continuing operations	$0.47	$0.52	$0.82	$0.35

2017
Net sales	$710.4	$647.3	$711.5	$631.4
Gross profit	282.0	264.1	307.0	267.9
Operating income	59.3	56.5	97.3	82.4
Income from continuing operations	32.6	22.1	53.2	63.7
Net income attributable to Tempur Sealy International, Inc.	33.9	24.5	44.6	48.4
Basic earnings per common share for continuing operations	$0.64	$0.46	$1.05	$1.22
Diluted earnings per common share for continuing operations	$0.63	$0.46	$1.03	$1.21

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
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

The following financial information presents Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, and the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the years ended December 31, 2018, 2017 and 2016 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$2,000.9	$800.5	$(98.5)	$2,702.9
Cost of sales	—	1,208.3	464.3	(90.4)	1,582.2
Gross profit	—	792.6	336.2	(8.1)	1,120.7
Selling and marketing expenses	8.4	392.0	199.8	(12.4)	587.8
General, administrative and other expenses	17.8	225.8	57.4	(6.8)	294.2
Equity income in earnings of unconsolidated affiliates	—	—	(17.6)	—	(17.6)
Operating (loss) income	(26.2)	174.8	96.6	11.1	256.3

Other expense, net:
Third party interest expense, net	59.2	30.2	4.6	(1.7)	92.3
Intercompany interest (income) expense, net	(6.9)	10.8	(3.9)	—	—
Interest expense, net	52.3	41.0	0.7	(1.7)	92.3
Other (income) expense, net	—	(9.9)	13.9	(5.0)	(1.0)
Total other expense, net	52.3	31.1	14.6	(6.7)	91.3

Income from equity investees	162.0	26.6	—	(188.6)	—

Income from continuing operations before income taxes	83.5	170.3	82.0	(170.8)	165.0
Income tax benefit (provision)	14.1	(8.3)	(55.4)	—	(49.6)
Income from continuing operations	97.6	162.0	26.6	(170.8)	115.4
Loss from discontinued operations, net of tax	—	—	—	(17.8)	(17.8)
Net income before non-controlling interests	97.6	162.0	26.6	(188.6)	97.6
Less: Net loss attributable to non-controlling interest	(2.9)	(2.6)	(0.3)	2.9	(2.9)
Net income attributable to Tempur Sealy International, Inc.	$100.5	$164.6	$26.9	$(191.5)	$100.5

Comprehensive income attributable to Tempur Sealy International, Inc.	$80.7	$164.2	$7.5	$(171.7)	$80.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$1,961.2	$862.5	$(123.1)	$2,700.6
Cost of sales	—	1,185.4	497.6	(103.4)	1,579.6
Gross profit	—	775.8	364.9	(19.7)	1,121.0
Selling and marketing expenses	5.6	406.8	188.9	(15.2)	586.1
General, administrative and other expenses	17.5	176.6	78.9	(11.6)	261.4
Customer termination charges, net	(8.4)	21.7	1.1	—	14.4
Equity income in earnings of unconsolidated affiliates	—	—	(15.6)	—	(15.6)
Royalty income, net of royalty expense	—	(20.8)	—	—	(20.8)
Operating (loss) income	(14.7)	191.5	111.6	7.1	295.5

Other expense, net:
Third party interest expense, net	59.6	26.0	22.4	(20.7)	87.3
Intercompany interest (income) expense, net	(4.7)	8.3	(3.6)	—	—
Interest expense, net	54.9	34.3	18.8	(20.7)	87.3
Other (income) expense, net	—	(17.2)	9.2	0.8	(7.2)
Total other expense, net	54.9	17.1	28.0	(19.9)	80.1

Income from equity investees	193.1	51.3	—	(244.4)	—

Income from continuing operations before income taxes	123.5	225.7	83.6	(217.4)	215.4
Income tax benefit (provision)	17.2	(32.6)	(32.3)	3.9	(43.8)
Income from continuing operations	140.7	193.1	51.3	(213.5)	171.6
Loss from discontinued operations, net of tax	—	—	—	(30.9)	(30.9)
Net income before non-controlling interests	140.7	193.1	51.3	(244.4)	140.7
Less: Net loss attributable to non-controlling interests	(10.7)	(5.2)	(5.5)	10.7	(10.7)
Net income attributable to Tempur Sealy International, Inc.	$151.4	$198.3	$56.8	$(255.1)	$151.4

Comprehensive income attributable to Tempur Sealy International, Inc.	$179.4	$193.0	$89.9	$(282.9)	$179.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$2,355.9	$837.6	$(113.8)	$3,079.7
Cost of sales	—	1,409.4	476.6	(95.8)	1,790.2
Gross profit	—	946.5	361.0	(18.0)	1,289.5
Selling and marketing expenses	2.9	458.6	187.0	(13.0)	635.5
General, administrative and other expenses	14.8	186.8	79.8	(8.0)	273.4
Equity income in earnings of unconsolidated affiliates	—	—	(13.3)	—	(13.3)
Royalty income, net of royalty expense	—	(19.5)	—	—	(19.5)
Operating (loss) income	(17.7)	320.6	107.5	3.0	413.4

Other expense, net:
Third party interest expense, net	66.0	15.4	10.2	(8.7)	82.9
Intercompany interest (income) expense, net	(4.1)	(0.1)	4.2	—	—
Interest expense, net	61.9	15.3	14.4	(8.7)	82.9
Loss on extinguishment of debt	34.3	12.9	—	—	47.2
Other (income) expense, net	—	(1.4)	1.2	(0.1)	(0.3)
Total other expense, net	96.2	26.8	15.6	(8.8)	129.8

Income from equity investees	260.1	65.3	—	(325.4)	—

Income from continuing operations before income taxes	146.2	359.1	91.9	(313.6)	283.6
Income tax benefit (provision)	38.8	(99.0)	(26.6)	0.5	(86.3)
Income from continuing operations	185.0	260.1	65.3	(313.1)	197.3
Loss from discontinued operations	—	—	—	(12.3)	(12.3)
Net income before non-controlling interests	185.0	260.1	65.3	(325.4)	185.0
Less: Net income attributable to non-controlling interests	(5.6)	—	(5.6)	5.6	(5.6)
Net income attributable to Tempur Sealy International, Inc.	$190.6	$260.1	$70.9	$(331.0)	$190.6

Comprehensive income attributable to Tempur Sealy International, Inc.	$183.5	$260.4	$63.5	$(323.9)	$183.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Balance Sheets
December 31, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.1	$6.2	$39.5	$—	$45.8
Accounts receivable, net	—	15.2	303.3	3.0	321.5
Inventories	—	159.4	62.9	—	222.3
Prepaid expenses and other current assets	276.9	65.4	148.1	(274.6)	215.8
Total Current Assets	277.0	246.2	553.8	(271.6)	805.4
Property, plant and equipment, net	—	350.7	70.1	—	420.8
Goodwill	—	508.8	214.2	—	723.0
Other intangible assets, net	—	572.7	76.6	—	649.3
Deferred income taxes	15.0	—	22.6	(15.0)	22.6
Other non-current assets	—	49.2	45.1	—	94.3
Net investment in subsidiaries	661.7	210.0	—	(871.7)	—
Due from affiliates	422.1	153.8	15.4	(591.3)	—
Total Assets	$1,375.8	$2,091.4	$997.8	$(1,749.6)	$2,715.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$186.7	$63.3	$3.0	$253.0
Accrued expenses and other current liabilities	6.7	143.9	208.6	—	359.2
Income taxes payable	—	274.7	9.6	(274.6)	9.7
Current portion of long-term debt	—	44.0	3.1	—	47.1
Total Current Liabilities	6.7	649.3	284.6	(271.6)	669.0
Long-term debt, net	1,043.0	547.1	9.0	—	1,599.1
Deferred income taxes	—	118.0	14.5	(15.0)	117.5
Other non-current liabilities	1.9	58.2	52.2	—	112.3
Due to affiliates	106.7	57.1	427.5	(591.3)	—
Total Liabilities	1,158.3	1,429.7	787.8	(877.9)	2,497.9

Total Stockholder's Equity	217.5	661.7	210.0	(871.7)	217.5
Total Liabilities and Stockholders’ Equity	$1,375.8	$2,091.4	$997.8	$(1,749.6)	$2,715.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Balance Sheets
December 31, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.1	$12.3	$29.5	$(0.8)	$41.1
Accounts receivable, net	—	5.1	322.2	(16.5)	310.8
Inventories	—	103.4	79.6	(3.9)	179.1
Prepaid expenses and other current assets	261.0	50.6	13.4	(261.6)	63.4
Current assets of discontinued operations	—	—	—	13.0	13.0
Total Current Assets	261.1	171.4	444.7	(269.8)	607.4
Property, plant and equipment, net	—	360.4	74.7	(1.6)	433.5
Goodwill	—	507.6	225.5	(0.4)	732.7
Other intangible assets, net	—	577.5	89.9	(0.3)	667.1
Deferred income taxes	11.8	—	23.6	(12.0)	23.4
Other non-current assets	—	47.2	180.2	(0.1)	227.3
Net investment in subsidiaries	2,381.0	127.7	—	(2,508.7)	—
Due from affiliates	87.2	1,975.9	15.6	(2,078.7)	—
Non-current assets of discontinued operations	—	—	—	2.6	2.6
Total Assets	$2,741.1	$3,767.7	$1,054.2	$(4,869.0)	$2,694.0

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable	$—	$174.6	$76.2	$(22.5)	$228.3
Accrued expenses and other current liabilities	7.6	144.2	82.4	(11.9)	222.3
Income taxes payable	—	279.3	10.0	(261.1)	28.2
Current portion of long-term debt	—	35.7	36.7	—	72.4
Current liabilities of discontinued operations	—	—	—	25.7	25.7
Total Current Liabilities	7.6	633.8	205.3	(269.8)	576.9
Long-term debt, net	1,041.6	589.4	49.7	—	1,680.7
Deferred income taxes	—	107.8	18.3	(11.8)	114.3
Other non-current liabilities	—	55.2	152.2	(1.3)	206.1
Due to affiliates	1,577.2	0.5	501.0	(2,078.7)	—
Non-current liabilities of discontinued operations	—	—	—	1.3	1.3
Total Liabilities	2,626.4	1,386.7	926.5	(2,360.3)	2,579.3

Redeemable non-controlling interest	2.2	—	2.2	(2.2)	2.2

Total Stockholders’ Equity	112.5	2,381.0	125.5	(2,506.5)	112.5
Total Liabilities, Redeemable Non-Controlling Interest and Stockholders’ Equity	$2,741.1	$3,767.7	$1,054.2	$(4,869.0)	$2,694.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(55.8)	$166.6	$72.3	$24.4	$207.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions (paid to) received from subsidiaries and affiliates	—	(75.8)	75.8	—	—
Purchases of property, plant and equipment	—	(58.8)	(15.3)	0.5	(73.6)
Other	—	0.1	4.9	(2.6)	2.4
Net cash (used in) provided by investing activities from continuing operations	—	(134.5)	65.4	(2.1)	(71.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	414.0	680.9	—	1,094.9
Repayments of borrowings under long-term debt obligations	—	(444.0)	(751.8)	—	(1,195.8)
Net activity in investment in and advances from (to) subsidiaries and affiliates	55.8	(3.0)	(52.8)	—	—
Proceeds from exercise of stock options	4.6	—	—	—	4.6
Treasury stock repurchased	(4.6)	—	—	—	(4.6)
Other	—	(5.2)	(0.9)	—	(6.1)
Net cash provided by (used in) financing activities from continuing operations	55.8	(38.2)	(124.6)	—	(107.0)

Net cash (used in) provided by continuing operations	—	(6.1)	13.1	22.3	29.3

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows, net	—	—	—	(24.4)	(24.4)
Investing cash flows, net	—	—	—	2.1	2.1
Financing cash flows, net	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	(22.3)	(22.3)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3.1)	—	(3.1)
(Decrease) increase in cash and cash equivalents	—	(6.1)	10.0	—	3.9
CASH AND CASH EQUIVALENTS, beginning of period	0.1	12.3	29.5	—	41.9
CASH AND CASH EQUIVALENTS, end of period	$0.1	$6.2	$39.5	$—	$45.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(55.3)	$376.9	$(98.7)	$33.6	$256.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions (paid to) received from subsidiaries and affiliates	—	(129.7)	129.7	—	—
Purchases of property, plant and equipment	—	(55.8)	(11.2)	0.4	(66.6)
Other	—	0.8	4.1	(4.0)	0.9
Net cash (used in) provided by investing activities from continuing operations	—	(184.7)	122.6	(3.6)	(65.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations		603.9	729.0	—	1,332.9
Repayments of borrowings under long-term debt obligations		(790.8)	(680.7)	—	(1,471.5)
Net activity in investment in and advances from (to) subsidiaries and affiliates	87.5	0.5	(88.0)	—	—
Proceeds from exercise of stock options	12.8	—	—	—	12.8
Treasury stock repurchased	(44.9)	—	—	—	(44.9)
Payment of deferred financing costs			(0.5)	—	(0.5)
Other	—	(1.4)	(2.6)	—	(4.0)
Net cash provided by (used in) financing activities from continuing operations	55.4	(187.8)	(42.8)	—	(175.2)

Net cash provided by (used in) continuing operations	0.1	4.4	(18.9)	30.0	15.6

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows, net	—	—	—	(33.6)	(33.6)
Investing cash flow, net	—	—	—	3.6	3.6
Financing cash flows, net	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	(30.0)	(30.0)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(9.4)	—	(9.4)
Increase (decrease) in cash and cash equivalents	0.1	4.4	(28.3)	—	(23.8)
CASH AND CASH EQUIVALENTS, beginning of period	—	7.9	57.8	—	65.7
CASH AND CASH EQUIVALENTS, end of period	0.1	12.3	29.5	—	41.9
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	—	0.8	—	0.8
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$0.1	$12.3	$28.7	$—	$41.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2016
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(63.1)	$110.7	$117.9	$2.6	$168.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions (paid to) received from subsidiaries and affiliates	—	(76.7)	76.7	—	—
Purchases of property, plant and equipment	—	(43.0)	(19.4)	0.5	(61.9)
Net cash (used in) provided by investing activities from continuing operations	—	(119.7)	57.3	0.5	(61.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	600.0	1,523.6	109.7	—	2,233.3
Repayments of borrowings under long-term debt obligations	(375.0)	(1,406.2)	(86.5)	—	(1,867.7)
Net activity in investment in and advances from (to) subsidiaries and affiliates	383.1	(212.5)	(170.6)	—	—
Proceeds from exercise of stock options	15.7	—	—	—	15.7
Excess tax benefit from stock-based compensation	7.0	—	—	—	7.0
Treasury stock repurchased	(535.0)	—	—	—	(535.0)
Payment of deferred financing costs	(3.1)	(3.8)	—	—	(6.9)
Fees paid to lenders	(6.0)	(1.8)	—	—	(7.8)
Call premium on 2020 Senior Notes	(23.6)	—	—	—	(23.6)
Other	—	(2.1)	2.0	—	(0.1)
Net cash provided by (used in) financing activities from continuing operations	63.1	(102.8)	(145.4)	—	(185.1)

Net cash (used in) provided by continuing operations	—	(111.8)	29.8	3.1	(78.9)

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows, net	—	—	—	(2.6)	(2.6)
Investing cash flow, net	—	—	—	(0.5)	(0.5)
Financing cash flows, net	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	(3.1)	(3.1)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(6.2)	—	(6.2)
(Decrease) increase in cash and cash equivalents	—	(111.8)	23.6	—	(88.2)
CASH AND CASH EQUIVALENTS, beginning of period	—	119.7	34.2	—	153.9
CASH AND CASH EQUIVALENTS, end of period	—	7.9	57.8	—	65.7
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	—	1.1	—	1.1
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$—	$7.9	$56.7	$—	$64.6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2018.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company’s internal control over financial reporting as of December 31, 2018. That report appears on page 105 of this Report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Tempur Sealy International, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Tempur Sealy International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Tempur Sealy International, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company, and our report dated February 25, 2019 expressed an unqualified opinion thereon.

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
February 25, 2019

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders (the "Proxy Statement") under the sections entitled “Proposal One—Election of Directors,” and “Board of Directors’ Meetings, Committees of the Board and Related Matters—Corporate Governance,” — "Committees of the Board,” —“Policies Governing Director Nominations,” and “Executive Compensation and Related Information—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Amended and Restated 2003 Equity Incentive Plan (1)	201,334	$41.59	—
Amended and Restated 2013 Equity Incentive Plan (2)	4,263,926	65.45	3,752,785
Equity compensation plans not approved by security holders	—	—	—
Total	4,465,260	$62.51	3,752,785

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

(2)
The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the Amended and Restated 2013 Equity Incentive Plan includes 836,122 shares issuable under restricted stock units and deferred stock units. Additionally, this number includes 2,007,319 performance restricted stock units which reflects a maximum payout of the awards granted. These restricted, deferred and performance restricted stock units are excluded from the weighted average exercise price calculation above.

For information regarding the material features of each of the above plans see Note 12, “Stock-based Compensation,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Proposal Two— Ratification of Independent Auditors—Fees for Independent Auditors During the Years Ended December 31, 2018 and 2017” and “—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	The following is a list of the financial statements of Tempur Sealy International, Inc. included in this Report, which are filed herewith pursuant to ITEM 8:
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
		Consolidated Balance Sheets as of December 31, 2018 and 2017
		Consolidated Statements of Stockholders' Equity/(deficit) for the years ended December 31, 2018, 2017, and 2016
		Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
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

3.2	Amendment to Certificate of Incorporation of Tempur-Pedic International Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on May 24, 2013). (1)
3.3	Seventh Amended and Restated By-laws of Tempur Sealy International, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on February 11, 2019). (1)
3.4
Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of Tempur Sealy International, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on March 15, 2017). (1)

4.1	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018). (1)
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

4.4
Indenture, dated as of May 24, 2016, among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2016). (1)

4.5
Registration Rights Agreement, dated as of May 24, 2016, by and among Tempur Sealy International, Inc., the Guarantors named therein and J.P. Morgan Securities LLC, as representative of the several Initial Purchasers named therein (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on May 24, 2016). (1)

4.6
Amended and Restated Rights Agreement, dated as of March 14, 2017, by and between Tempur Sealy International, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on March 15, 2017). (1)

10.1
Purchase Agreement, dated September 21, 2015, among Tempur Sealy International, Inc., the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2015). (1)

10.2
Credit Agreement, dated as of April 6, 2016, by and among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 7, 2016). (1)

10.3
Amendment No. 1 to Credit Agreement dated as of April 4, 2017 among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.4
Amendment No. 2 to Credit Agreement dated as of January 8, 2019 among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.5
Purchase Agreement dated May 19, 2016, among Tempur Sealy International, Inc., the Guarantors named therein and JP Morgan Securities LLC, as representative of the Initial Purchasers named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on May 24, 2016). (1)

10.6
Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.7
Receivables Sale and Contribution Agreement, dated as of April 12, 2017, between Tempur-Pedic North America, LLC, as seller and contributor, and Tempur Sealy Receivables LLC, as purchaser and contribute (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.8
Receivables Sale Agreement, dated as of April 12, 2017, between Sealy Mattress Manufacturing Company, LLC, as seller and Tempur-Pedic North America, LLC, as purchaser (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.9
Amendment No. 1, dated as of September 25, 2017, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed on August 2, 2018). (1)

10.10
Amendment No. 2, dated as of April 2, 2018, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on August 2, 2018). (1)

10.11
Omnibus Amendment dated as of October 31, 2018 and constituting (a) Amendment No. 3 to the Credit and Security Agreement dated as of April 12, 2017 among Tempur Sealy Receivables, LLC, Tempur Sealy International, Inc. and Wells Fargo Bank, National Association, (b) Amendment No. 1 to the Receivables Sale and Contribution Agreement dated as of April 12, 2017 by and between Tempur Pedic North America, LLC and Tempur Sealy Receivables, LLC and (c) Amendment No. 1 to the Receivables Sale Agreement dated as of April 12, 2017 by and between Sealy Mattress Manufacturing Company, LLC and Tempur Pedic North America, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q as filed on November 8, 2018). (1)

10.12
Bond Purchase Agreement, dated October 26, 2005, by and among Tempur World LLC, Tempur Production USA, Inc. and Bernalillo County (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.13
Trust Indenture, dated September 1, 2005, by and between Bernalillo County and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.14
Mortgage, Assignment, Security Agreement and Fixture Filing, dated as of October 27, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.15
Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.16
Non-Disclosure and Standstill Agreement, dated as of June 26, 2017, by and among Tempur Sealy International, Inc., Usman Nabi, H Partners Management, LLC and the other parties named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 28, 2017). (1)

10.17
Letter Agreement dated March 23, 2018 from Tempur Sealy International, Inc. to H Partners Management, LLC and the other H Partners Group Members listed therein (filed as filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on March 26, 2018).  (1)

10.18	Amended and Restated Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.19	Tempur Sealy International, Inc. Amended and Restated 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on July 26, 2017). (1)(2)
10.20	Tempur Sealy International, Inc. Severance and Retention Plan (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed on October 23, 2013). (1)(2)
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
10.25
Employment Agreement dated September 12, 2003, between Tempur International Limited and David Montgomery (filed as Exhibit 10.13 to Amendment No. 1 to the Registrant’s registration statement on Form S-4 ((File No. 333-109054-02) as filed on October 31, 2003). (1)(2)

10.26
Employment Agreement dated as of July 18, 2006 between Tempur-Pedic International Inc. and Richard Anderson (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed November 7, 2006). (1)(2)

10.27
Employment and Non-Competition Agreement dated as of September 4, 2015, by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.28
First Amendment to Employment and Non-Competition Agreement dated November 27, 2017 by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)

10.29
Employment and Non-Competition Agreement dated September 5, 2017, by and between Tempur Sealy International, Inc. and H. Clifford Buster, III (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.30
Employment and Non-Competition Agreement dated October 13, 2017, by and between Tempur Sealy International, Inc. and Bhaskar Rao (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.31
Employment and Non-Competition Agreement dated February 27, 2018, by and between Tempur Sealy International, Inc. and Scott Vollet (filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)

10.32	Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Executive) (filed as Exhibit 9.01 to Registrant’s Current Report on Form 8-K as filed on May 19, 2008). (1)(2)
10.33
Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director) (filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K as filed on February 12, 2009). (1)(2)

10.34
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
10.36
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

10.38	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (Director) (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q as filed on November 8, 2013). (1)(2)
10.39	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.37 to Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.40
Stock Option Agreement dated as of September 4, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)

10.41	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.57 to Registrant's Annual Report on Form 10-K filed on February 24, 2017). (1)(2)
10.42
Form of Special Grant Stock Option Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018).(1) (2)

10.43	Form of Amendment to Stock Option Agreement (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)
10.44	Form of Performance Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.38 to Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.45
2015 Performance Restricted Stock Unit Award Agreement dated as of September 4, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.46	Form of 2015 Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on October 29, 2015). (1)(2)
10.47	Form of 2017 Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on August 7, 2017). (1)(2)
10.48
2017 Performance Restricted Stock Unit Award Agreement dated October 13, 2017 by and between Tempur Sealy International, Inc. and Bhaskar Rao (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.49
2017 Performance Restricted Stock Unit Award Agreement dated September 5, 2017 by and between Tempur Sealy International, Inc. and H. Clifford Buster, III (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.50
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

10.52	Form of Matching PRSU Award Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2016). (1)(2)
10.53	Form of Amendment to Matching PRSU Agreement (filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018). (1)(2)
10.54
Restricted Stock Unit Award Agreement dated as of September 4, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.55	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.58 to Registrant's Annual Report on Form 10-K as filed on February 24, 2017). (1)(2)
10.56
Restricted Stock Unit Award Agreement dated October 13, 2017 by and between Tempur Sealy International, Inc. and Bhaskar Rao (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.57
Restricted Stock Unit Award Agreement dated September 5, 2017 by and between Tempur Sealy International, Inc. and H. Clifford Buster, III (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.58
Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.63 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)

10.59	Form of Amendment to RSU Award Agreement (filed as Exhibit 10.64 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)
10.60	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan. (2)
10.61
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
101
The following materials from Tempur Sealy International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
SCHEDULE II
(in millions)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2016	$22.4	4.0	—	(5.5)	$20.9
Year Ended December 31, 2017	$20.9	9.8	—	(6.0)	$24.7
Year Ended December 31, 2018	$24.7	31.3	—	(8.4)	$47.6

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2016	$24.2	20.2	0.8	—	$45.2
Year Ended December 31, 2017	$45.2	9.9	—	—	$55.1
Year Ended December 31, 2018	$55.1	9.5	—	(21.5)	$43.1

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC. (Registrant)

Date: February 25, 2019	By:	/S/ Scott L. Thompson
Scott L. Thompson Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 25, 2019, on behalf of the registrant and in the capacities indicated.

Signature	Capacity

/S/ SCOTT L. THOMPSON	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Scott L. Thompson

/S/ BHASKAR RAO	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Bhaskar Rao

/S/ EVELYN S. DILSAVER	Director
Evelyn S. Dilsaver

/S/ CATHY R. GATES	Director
Cathy R. Gates

/S/ JOHN A. HEIL	Director
John A. Heil

/S/ JON L. LUTHER	Director
Jon L. Luther

/S/ RICHARD W. NEU	Director
Richard W. Neu

/S/ ARIK W. RUCHIM	Director
Arik W. Ruchim

/S/ ROBERT B. TRUSSELL, JR.	Director
Robert B. Trussell, Jr.