Form 10-Q
period 2019-03-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2019-05-09
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value	TPX	New York Stock Exchange

The number of shares outstanding of the registrant’s common stock as of May 6, 2019 was 54,731,458 shares.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, (this "Report"), including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which includes information concerning one or more of our plans; objectives; goals; strategies and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, ITEM 2 of this Report. When used in this Report, the words "assumes," "estimates," "expects," “guidance,” “anticipates,” “projects,” “plans,” “proposed,” “targets,” “intends,” “believes,” “will” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from those expressed as forward-looking statements in this Report, including risks associated with the impact of the macroeconomic environment in both the U.S. and internationally (including the impact of our highly inflationary economies) on our business segments and expectations regarding growth of the mattress industry; uncertainties arising from global events; the effects of strategic investments on our operations, including our efforts to expand our global market share; the ability to develop and successfully launch new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the ability to continuously improve and expand our product line, maintain efficient, timely and cost-effective production and delivery of products, and manage growth; the effects of consolidation of retailers on revenues and costs; competition in our industry; consumer acceptance of our products; the effects of discontinued operations on our operating results and future performance; general economic, financial and industry conditions, particularly conditions relating to the financial performance and related credit issues present in the retail sector; financial distress among our business partners, customers and competitors; financial solvency and related problems experienced by other market participants; our ability to execute on our strategy to optimize and integrate the assets of Innovative Mattress Solutions, LLC ("iMS") acquired by our affiliate Sleep Outfitters USA, LLC ("Sleep Outfitters"); our reliance on information technology and the associated risks involving potential security lapses and/or cyber-based attacks; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; changing commodity costs; disruptions in the supply of raw materials, or loss of suppliers; expectations regarding our target leverage and our share repurchase program; sales fluctuations due to seasonality; the effect of future legislative or regulatory changes, including changes in international trade duties, tariffs and other aspects of international trade policy; our ability to protect our intellectual property; and disruptions to the implementation of our strategic priorities and business plan caused by abrupt changes in our executive management team.

Other potential risk factors include the risk factors discussed under the heading "Risk Factors" under ITEM 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report"). In addition, there may be other factors that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. Except as may be required by law, we undertake no obligation to publicly update or revise any of the forward-looking statements, whether as a result of new information, future events, or otherwise.

When used in this Report, except as specifically noted otherwise, the term "Tempur Sealy International" refers to Tempur Sealy International, Inc. only, and the terms "Company," "we," "our," "ours" and "us" refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. In addition, when used in this Report "2016 Credit Agreement" refers to the Company's senior credit facility entered into in 2016; "2023 Senior Notes" refers to the 5.625% senior notes due 2023 issued in 2015; "2026 Senior Notes" refers to the 5.50% senior notes due 2026 issued in 2016; and "2020 Senior Notes" refers to the 6.875% senior notes due 2020 retired in 2016.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$690.9	$637.4
Cost of sales	409.1	372.7
Gross profit	281.8	264.7
Selling and marketing expenses	153.5	145.4
General, administrative and other expenses	70.7	67.5
Equity income in earnings of unconsolidated affiliates	(2.9)	(3.9)
Operating income	60.5	55.7

Other expense, net:
Interest expense, net	22.4	22.7
Other income, net	(7.8)	(2.6)
Total other expense, net	14.6	20.1

Income from continuing operations before income taxes	45.9	35.6
Income tax provision	(16.9)	(10.0)
Income from continuing operations	29.0	25.6
Loss from discontinued operations, net of tax	(0.4)	(2.8)
Net income before non-controlling interest	28.6	22.8
Less: Net income (loss) attributable to non-controlling interest	0.2	(0.3)
Net income attributable to Tempur Sealy International, Inc.	$28.4	$23.1

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.53	$0.48
Loss per share for discontinued operations	(0.01)	(0.05)
Earnings per share	$0.52	$0.43

Diluted
Earnings per share for continuing operations	$0.52	$0.47
Loss per share for discontinued operations	(0.01)	(0.05)
Earnings per share	$0.51	$0.42

Weighted average common shares outstanding:
Basic	54.7	54.3
Diluted	55.7	54.9
See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income before non-controlling interest	$28.6	$22.8
Other comprehensive income, net of tax
Foreign currency translation adjustments	4.0	5.0
Pension benefits loss, net of tax	—	(0.6)
Other comprehensive income, net of tax	4.0	4.4
Comprehensive income	32.6	27.2
Less: Comprehensive income (loss) attributable to non-controlling interest	0.2	(0.3)
Comprehensive income attributable to Tempur Sealy International, Inc.	$32.4	$27.5

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$39.6	$45.8
Accounts receivable, net	356.4	321.5
Inventories	239.7	222.3
Prepaid expenses and other current assets	217.3	215.8
Total Current Assets	853.0	805.4
Property, plant and equipment, net	418.5	420.8
Goodwill	725.5	723.0
Other intangible assets, net	646.9	649.3
Operating lease right-of-use assets	191.9	—
Deferred income taxes	21.9	22.6
Other non-current assets	108.0	94.3
Total Assets	$2,965.7	$2,715.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$245.7	$253.0
Accrued expenses and other current liabilities	401.8	359.2
Current portion of long-term debt	55.5	47.1
Income taxes payable	22.5	9.7
Total Current Liabilities	725.5	669.0
Long-term debt, net	1,604.1	1,599.1
Long-term operating lease obligations	157.2	—
Deferred income taxes	115.5	117.5
Other non-current liabilities	109.9	112.3
Total Liabilities	2,712.2	2,497.9

Commitments and contingencies—see Note 10

Total Stockholders' Equity	253.5	217.5
Total Liabilities and Stockholders' Equity	$2,965.7	$2,715.4

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2018	$—	99.2	$1.0	44.7	$(1,737.0)	$532.1	$1,513.8	$(95.3)	$2.9	$217.5
Net income							28.4			28.4
Net income attributable to non-controlling interest									0.2	0.2
Repurchase of interest in subsidiary									(1.9)	(1.9)
Foreign currency adjustments								4.0		4.0
Exercise of stock options				(0.1)	0.8	1.6				2.4
Issuances of PRSUs, RSUs, and DSUs				(0.2)	3.2	(3.2)				—
Treasury stock repurchased					(0.8)					(0.8)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.1	(2.9)					(2.9)
Amortization of unearned stock-based compensation						6.6				6.6
Balance, March 31, 2019	$—	99.2	$1.0	44.5	$(1,736.7)	$537.1	$1,542.2	$(91.3)	$1.2	$253.5

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2017	$2.2	99.2	$1.0	45.0	$(1,737.2)	$508.0	$1,416.2	$(75.5)	$—	$112.5
Adoption of accounting standards effective January 1, 2018							(2.9)	(0.5)		(3.4)
Net income							23.1			23.1
Net loss attributable to non-controlling interest	(0.3)									—
Adjustment to pension liability, net of tax								(0.1)		(0.1)
Foreign currency adjustments								5.0		5.0
Exercise of stock options				—	0.6	1.3				1.9
Issuances of PRSUs, RSUs, and DSUs				(0.1)	2.0	(2.0)				—
Treasury stock repurchased - PRSU/RSU/DSU releases				0.1	(2.9)					(2.9)
Amortization of unearned stock-based compensation						6.3				6.3
Balance, March 31, 2018	$1.9	99.2	$1.0	45.0	$(1,737.5)	$513.6	$1,436.4	$(71.1)	$—	$142.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions) (unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interest	$28.6	$22.8
Loss from discontinued operations, net of tax	0.4	2.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.5	20.8
Amortization of stock-based compensation	6.6	6.3
Non-cash lease expense	0.8	—
Amortization of deferred financing costs	0.6	0.6
Bad debt expense	1.6	1.3
Deferred income taxes	(1.8)	0.1
Dividends received from unconsolidated affiliates	1.3	1.6
Equity income in earnings of unconsolidated affiliates	(2.9)	(3.9)
Loss on disposal of assets	0.2	0.2
Foreign currency adjustments and other	(6.7)	(3.9)
Changes in operating assets and liabilities	(45.6)	(47.8)
Net cash provided by operating activities from continuing operations	4.6	0.9

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(19.1)	(21.8)
Debtor-in-possession financing arrangement	(9.5)	—
Other	8.3	4.2
Net cash used in investing activities from continuing operations	(20.3)	(17.6)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	212.6	417.1
Repayments of borrowings under long-term debt obligations	(198.7)	(394.8)
Proceeds from exercise of stock options	2.4	1.9
Treasury stock repurchased	(3.7)	(2.9)
Other	(1.6)	(1.8)
Net cash provided by financing activities from continuing operations	11.0	19.5

Net cash (used in) provided by continuing operations	(4.7)	2.8

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows	(0.7)	(10.6)
Investing cash flows	—	—
Financing cash flows	—	—
Net cash used in discontinued operations	(0.7)	(10.6)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.8)	0.4
Decrease in cash and cash equivalents	(6.2)	(7.4)
CASH AND CASH EQUIVALENTS, beginning of period	45.8	41.9
CASH AND CASH EQUIVALENTS, end of period	39.6	34.5
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	1.1
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$39.6	$33.4

Supplemental cash flow information:
Cash paid during the period for:
Interest	$8.1	$7.7
Income taxes, net of refunds	7.6	9.4
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

The Company has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's carrying value in its equity method investments of $22.3 million and $22.5 million at March 31, 2019 and December 31, 2018, respectively, is recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s equity in the net income and losses of these investments is recorded as equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States ("GAAP") for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2019.

The results of operations for the interim periods are not necessarily indicative of results of operations for a full year. It is the opinion of management that all necessary adjustments for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

(b) Adoption of New Accounting Standards.

Leases. Effective January 1, 2019, the Company adopted Accounting Standards Codification 842, Leases ("ASC 842"). ASC 842 consists of a comprehensive lease accounting standard requiring most leases to be recognized on the Condensed Consolidated Balance Sheet and significant new disclosures. The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward the historical lease classification.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded within the Condensed Consolidated Balance Sheet and are expensed on a straight-line basis over the lease term within the Condensed Consolidated Statement of Income. The lease term is determined by assuming the exercise of renewal options that are reasonably certain. As most leases do not provide an implicit interest rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. When contracts contain lease and non-lease components, the Company generally accounted for both components as a single lease component.

The adoption of ASC 842 resulted in the recognition of right-of-use assets of $197.2 million and operating lease liabilities of $203.3 million as of January 1, 2019. The adoption of ASC 842 did not have a material impact on the Company's results of operations, cash flows or debt covenants. For additional information, see Note 8, "Leases" of the Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method, and consist of the following:

	March 31,	December 31,
(in millions)	2019	2018
Finished goods	$154.6	$148.9
Work-in-process	12.0	11.8
Raw materials and supplies	73.1	61.6
	$239.7	$222.3

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

The Company had the following activity for sales returns from December 31, 2018 to March 31, 2019:

(in millions)
Balance as of December 31, 2018	$34.3
Amounts accrued	24.6
Returns charged to accrual	(24.0)
Balance as of March 31, 2019	$34.9

As of March 31, 2019 and December 31, 2018, $22.7 million and $22.0 million of accrued sales returns are included as a component of accrued expenses and other current liabilities and $12.2 million and $12.3 million, of accrued sales returns are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The Company had the following activity for its accrued warranty expense from December 31, 2018 to March 31, 2019:

(in millions)
Balance as of December 31, 2018	$36.4
Amounts accrued	7.9
Warranties charged to accrual	(7.2)
Balance as of March 31, 2019	$37.1

As of March 31, 2019 and December 31, 2018, $15.1 million and $14.9 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $22.0 million and $21.5 million of accrued warranty expense is included in other non-current liabilities in the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(f) Allowance for Doubtful Accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $49.5 million and $47.6 million as of March 31, 2019 and December 31, 2018, respectively.

(2) Recently Issued Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to estimate expected lifetime credit losses on financial assets and provide expanded disclosures. This ASU is effective on January 1, 2020. In transition, entities are required to use a modified retrospective approach for the adoption of the new standard. The ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is currently evaluating this ASU to determine the impact it will have on the Company's Condensed Consolidated Financial Statements.

(3) Revenue Recognition

Disaggregation of Revenue

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$501.8	$114.1	$615.9	$454.0	$129.1	$583.1
Direct	42.2	32.8	75.0	31.0	23.3	54.3
Net sales	$544.0	$146.9	$690.9	$485.0	$152.4	$637.4

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding products	$514.4	$115.4	$629.8	$452.3	$123.7	$576.0
Other products	29.6	31.5	61.1	32.7	28.7	61.4
Net sales	$544.0	$146.9	$690.9	$485.0	$152.4	$637.4

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$497.2	$—	$497.2	$440.2	$—	$440.2
Canada	46.8	—	46.8	44.8	—	44.8
International	—	146.9	146.9	—	152.4	152.4
Net sales	$544.0	$146.9	$690.9	$485.0	$152.4	$637.4

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

For product sales in each of the Company's channels, the Company recognizes a sale when the obligations under the terms of the contract with the customer is satisfied, which is generally when control of the product has transferred to the customer. Transferring control of each product sold is considered a separate performance obligation. The Company transfers control and recognizes a sale when the customer receives the product. Each unit sold is considered an independent, unbundled performance obligation. The Company does not have any additional performance obligations other than product sales that are material in the context of the contract. The Company also offers assurance type warranties on certain of its products, which is not accounted for as separate performance obligations under the revenue model.

The transaction price is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. The amount of consideration the Company receives, and correspondingly, the revenue that is recognized, varies due to sales incentives and returns the Company offers to its Wholesale and Direct channel customers. Specifically, the Company extends volume discounts, as well as promotional allowances, floor sample discounts, commissions paid to retail associates and slotting fees to its Wholesale channel customers and reflects these amounts as a reduction of sales at the time revenue is recognized based on historical experience. The Company allows returns following a sale, depending on the channel and promotion. The Company reduces revenue and cost of sales for its estimate of the expected returns, which is primarily based on the level of historical sales returns. The Company does not offer extended payment terms beyond one year to customers. As such, the Company does not adjust its consideration for financing arrangements.

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

(4) Discontinued Operations

The Company presents the financial position and results of operations of certain businesses in the Latin American region as discontinued operations in the accompanying Condensed Consolidated Financial Statements. In 2018, the Company divested of the net assets of certain subsidiaries in the Latin American region.

Components of amounts reflected in the Condensed Consolidated Statements of Income related to discontinued operations are presented in the following table for each of the periods ended March 31.

	Three Months Ended
	March 31,
	2019	2018
Net sales	$0.2	$10.6
Cost of sales	0.2	7.4
Gross profit	—	3.2
Selling and marketing expenses	0.1	3.5
General, administrative and other expenses	0.6	1.5
Operating loss	(0.7)	(1.8)

Interest (income) expense, net and other	(0.3)	1.0

Loss from discontinued operations before income taxes	(0.4)	(2.8)
Income tax provision	—	—
Net loss from discontinued operations, net of tax	$(0.4)	$(2.8)

(5) Acquisitions

Acquisition of Innovative Mattress Solutions, LLC

Effective April 1, 2019, (the "Closing Date"), the Company acquired substantially all of the net assets of iMS through its affiliate Sleep Outfitters. iMS, a customer of the Company prior to the acquisition, filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Kentucky (the “Bankruptcy Court”) on January 11, 2019, seeking relief under Chapter 11 of the U.S. Bankruptcy Code (the “iMS Chapter 11 Proceedings”). With approval from the Bankruptcy Court, the Company through its affiliates provided debtor-in-possession financing (the “DIP Financing”) to iMS in connection with the iMS Chapter 11 Proceedings, and then submitted a stalking horse bid to purchase substantially all of the assets of iMS. The purchase price was approximately $24 million and consisted of (i) a credit bid of amounts outstanding as of the Closing Date under the DIP Financing including rolled up pre-petition obligations; (ii) assumption of certain liabilities of iMS; and (iii) a cash payment consisting of, among other things, contract assumption cure costs. The purchase price was subject to adjustment based on certain events occurring up to, including and after the Closing Date.

The Company will account for this transaction as a business combination. The Company is in the process of determining the allocation of the purchase price to the assets acquired and liabilities assumed, which include inventory, receivables, leases, intellectual property, contractual rights, personal property, accounts payable, accrued liabilities and the amounts owed under the DIP Financing to the Company. Any excess of the purchase price over the fair value of the net assets acquired will be recorded as goodwill, which is deductible for income tax purposes.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(6) Goodwill
The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2018	$571.1	$151.9	$723.0
Foreign currency translation and other	1.3	1.2	2.5
Balance as of March 31, 2019	$572.4	$153.1	$725.5

(7) Debt

Debt for the Company consists of the following:

	March 31, 2019		December 31, 2018
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2016 Credit Agreement
Term A Facility	$467.5	(1)	$525.0	(2)	April 6, 2021
Revolver	—	(1)	—	(2)	April 6, 2021
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
Securitized debt	76.0	(3)	9.1	(3)	April 6, 2021
Financing/capital lease obligations (4)	65.8		66.7		Various
Other	7.5		3.0		Various
Total debt	1,666.8		1,653.8
Less: deferred financing costs	7.2		7.6
Total debt, net	1,659.6		1,646.2
Less: current portion	55.5		47.1
Total long-term debt, net	$1,604.1		$1,599.1

(1)	Interest at LIBOR plus applicable margin of 1.75% as of March 31, 2019.
(2)	Interest at LIBOR plus applicable margin of 2.00% as of December 31, 2018.
(3)	Interest at one month LIBOR index plus 80 basis points.
(4)	Financing/capital lease obligations are a non-cash financing activity.

2016 Credit Agreement

On April 6, 2016, the Company entered into the 2016 Credit Agreement with a syndicate of banks. The 2016 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated funded debt less qualified cash. Consolidated funded debt includes debt recorded in the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and other short-term debt. The Company is allowed to subtract from consolidated funded debt an amount equal to 100.0% of domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. As of March 31, 2019, domestic qualified cash was $19.4 million and foreign qualified cash was $10.4 million. During the three months ended March 31, 2019, the Company prepaid $50.0 million on the Term A Facility.

The Company was in compliance with all applicable covenants as of March 31, 2019.

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

On April 5, 2019, the Company and its subsidiaries entered into a new amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 6, 2021.

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

	Fair Value
(in millions)	March 31, 2019	December 31, 2018
2023 Senior Notes	$457.9	$435.6
2026 Senior Notes	600.3	549.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(8) Leases
ASC 842 Summary

The Company leases retail stores, manufacturing and distribution facilities, office space and equipment under operating lease agreements. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to several years, with the longest renewal period extending through 2043. The exercise of lease renewal options are at the Company's sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheet as of March 31, 2019:

(in millions)		March 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$191.9
Finance lease assets	Property, plant and equipment, net	57.2
Total leased assets		$249.1

Liabilities
Short-term:
Operating lease obligations	Accrued expenses and other current liabilities	$40.7
Finance lease obligations	Current portion of long-term debt	6.8
Long-term:
Operating lease obligations	Long-term operating lease obligations	157.2
Finance lease obligations	Long-term debt, net	59.0
Total lease obligations		$263.7

The following table summarizes the classification of lease expense in the Company's Condensed Consolidated Statement of Income for the three months ended March 31, 2019:

Three Months Ended
(in millions)	March 31, 2019
Operating lease expense (1)	$19.1
Finance lease expense:
Amortization of right-of-use assets	1.9
Interest on lease obligations	1.2
Total lease expense	$22.2

(1)	Includes short-term leases and variable lease expenses, which are immaterial.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table sets forth the scheduled maturities of lease obligations as of March 31, 2019:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2019 (excluding the three months ended March 31, 2019)	$47.7	$8.6	$56.3
2020	55.1	11.2	66.3
2021	48.0	10.9	58.9
2022	39.4	9.0	48.4
2023	31.0	7.5	38.5
Thereafter	105.3	43.2	148.5
Total lease payments	326.5	90.4	416.9
Less: Interest	128.6	24.6	153.2
Present value of lease obligations	$197.9	$65.8	$263.7

The following table provides lease term and discount rate information related to operating and finance leases as of March 31, 2019:

March 31, 2019
Weighted average remaining lease term (years):
Operating leases	6.1
Finance leases	9.9

Weighted average discount rate:
Operating leases	5.67%
Finance leases	6.37%

The following table provides supplemental information related to the Company's Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019:

Three Months Ended
(in millions)	March 31, 2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases	$13.4
Financing cash flows paid for finance leases	1.6

Right-of-use assets obtained in exchange for new operating lease obligations	$5.4

(9) Stockholders' Equity

(a) Common Stock. Tempur Sealy International has 300.0 million authorized shares of common stock with $0.01 per share par value and 0.01 million authorized shares of preferred stock with $0.01 per share par value. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time to time by the Company's Board of Directors (the "Board") out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(b) Treasury Stock. As of March 31, 2019, the Company had approximately $226.1 million remaining under the existing share repurchase authorization for repurchases of Tempur Sealy International's common stock. The Company repurchased 15,731 shares for approximately $0.8 million during the three months ended March 31, 2019. The Company did not repurchase any shares during the three months ended March 31, 2018.

In addition, the Company acquired 0.1 million shares upon the vesting of certain restricted stock units ("RSUs"), which were withheld to satisfy tax withholding obligations during each of the three months ended March 31, 2019 and 2018. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day thereafter, resulting in approximately $2.9 million in treasury stock acquired during each of the three months ended March 31, 2019 and 2018.

(c) AOCL. AOCL consisted of the following:

	Three Months Ended
	March 31,
(in millions)	2019	2018
Foreign Currency Translation
Balance at beginning of period	$(91.7)	$(72.8)
Other comprehensive loss:
Foreign currency translation adjustments (1)	4.0	5.0
Balance at end of period	$(87.7)	$(67.8)

Pensions
Balance at beginning of period	$(3.6)	$(2.7)
Other comprehensive loss:
Net change from period revaluations, net of tax	—	—
Tax expense (2)	—	—
Total other comprehensive income before reclassifications, net of tax	$—	$—
Net amount reclassified to earnings (1)	—	—
U.S. tax reform - reclassification to retained earnings upon adoption of ASU No. 2018-02	—	(0.5)
Tax benefit (2)	—	(0.1)
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$(0.6)
Total other comprehensive loss	—	(0.6)
Balance at end of period	$(3.6)	$(3.3)

(1)	In 2019 and 2018, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision in the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(10) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Taxes	$132.4	$136.8
Wages and benefits	47.9	43.7
Operating lease obligations	40.7	—
Advertising	31.0	46.1
Sales returns	22.7	22.0
Warranty	15.1	14.9
Rebates	8.7	11.6
Other	103.3	84.1
	$401.8	$359.2

(11) Stock-Based Compensation

The Company’s stock-based compensation expense for the three months ended March 31, 2019 and 2018 included performance restricted stock units ("PRSUs"), non-qualified stock options, RSUs and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented in the following table:

	Three Months Ended March 31,
(in millions)	2019	2018
PRSU expense	$0.3	$0.8
Option expense	1.2	1.9
RSU/DSU expense	5.1	3.6
Total stock-based compensation expense	$6.6	$6.3

The Company grants PRSUs to executive officers and certain members of management. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals.

In March 2019, the Compensation Committee of the Board formally determined that the Company did not meet the performance metric of $650.0 million of adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") for payout under the PRSUs granted in 2017 (the "2017 Aspirational Plan PRSUs"). As a result, the remaining one-third of the 2017 Aspirational Plan PRSUs previously granted with a performance period for 2018 were forfeited as of this date.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

At March 31, 2019, the Company had 1.6 million PRSUs outstanding (the "2019 Aspirational Plan PRSUs") that will vest if the Company achieves a certain level of Adjusted EBITDA during four consecutive fiscal quarters as described below. The 2019 Aspirational Plan PRSUs will vest based on the highest Adjusted EBITDA for any four consecutive fiscal quarter period ending between (and including) March 31, 2018 and December 31, 2019 (the "First Designated Period"). If the highest Adjusted EBITDA in the First Designated Period is $600.0 million, 66% will vest; if the highest Adjusted EBITDA equals or exceeds $650.0 million, then 100% will vest; if the highest Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if the highest Adjusted EBITDA is less than $600.0 million then one-half of the 2019 Aspirational Plan PRSUs will no longer be available for vesting based on performance and the remaining one-half will remain available for vesting based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2020 and December 31, 2020 (the "Second Designated Period"). If the highest Adjusted EBITDA in the Second Designated Period is $600.0 million then 66% of the remaining 2019 Aspirational Plan PRSUs will vest; if the Adjusted EBITDA is $650.0 million or more 100% will vest; if Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if Adjusted EBITDA is below $600.0 million then all of the remaining 2019 Aspirational Plan PRSUs will be forfeited. Adjusted EBITDA is defined for purposes of the 2019 Aspirational PRSUs as the Company’s "Consolidated EBITDA" as such term is defined in the 2016 Credit Agreement.
The Company did not record any stock-based compensation expense related to the 2019 Aspirational Plan PRSUs during the three months ended March 31, 2019, as it is not considered probable that the Company will achieve the specified performance target for either the First Designated Period or Second Designated Period. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for the First Designated Period is $93.6 million, which would be expensed over the remaining service period if achievement of the performance condition becomes probable.
(12) Commitments and Contingencies

(a) David Buehring, Individually and on Behalf of All Others Similarly Situated v. Tempur Sealy International, Inc., Scott L. Thompson, and Barry A. Hytinen, filed March 24, 2017.

On March 24, 2017, a suit was filed against Tempur Sealy International, Inc., and two of its officers in the U.S. District Court for the Southern District of New York, purportedly on behalf of a proposed class of stockholders who purchased Tempur Sealy common stock between July 28, 2016 and January 27, 2017. The complaint alleges that the Company made materially false and misleading statements regarding its then existing and future financial prospects, including those with one of its retailers, Mattress Firm, allegedly in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. A Motion to Dismiss the case was filed by the Company on October 5, 2017. On March 26, 2019, the Company's Motion to Dismiss was granted in its entirety and is no longer subject to appeal. As such, this case is now closed.

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

During July 2017, three putative shareholder derivative suits were filed against the Company, each member of its Board and two of its officers. Each complaint alleges that the Board and officers caused the Company to make materially false and misleading statements regarding its business and financial prospects, including those with one of its retailers, Mattress Firm, which was a violation of the fiduciary duties they owed to the Company. The Company does not believe any of the suits have merit and has vigorously defended against the claims in each case. The Plaintiffs in each of the cases agreed to stay their respective actions until after a decision was rendered on the Motion to Dismiss in the Buehring action noted above. Now that the Motion to Dismiss in the Buehring case has been granted in its entirety and is no longer subject to appeal, we expect to resolve these matters during the coming months. We do not believe the outcome of this matter will have a material adverse impact on the Company.

(c) Other. The Company is involved in various other legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(13) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was 36.8% and 28.1%, respectively. The Company’s income tax rate for the three months ended March 31, 2019 and 2018 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., GILTI earned by the Company’s foreign subsidiaries), certain foreign income tax rate differentials, state and local taxes, changes in the Company’s uncertain tax positions, the excess tax deficiency (or benefit) related to stock-based compensation and certain other permanent items.

The Company has been involved in a dispute with the Danish Tax Authority ("SKAT") regarding the royalty paid by a U.S. subsidiary of Tempur Sealy International to a Danish subsidiary (the "Danish Tax Matter") for tax years 2001 through current. The royalty is paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production process.

During 2018, the Company reached agreements with both SKAT and the U.S. Internal Revenue Service ("IRS") (the "Settlement") with respect to the adjusted amount of royalties for tax years 2001 through 2011. The Company and SKAT are currently discussing the appropriate administrative process required to implement the Settlement as it relates to both tax and interest. During this process, the Company continues to maintain a liability on its balance sheet for tax and interest under the terms of the Settlement. At March 31, 2019 and December 31, 2018, the Danish liability related to the Settlement is DKK 847.3 million (approximately $127.3 million and $130.0 million using the applicable exchange rates at March 31, 2019 and December 31, 2018, respectively) and is included in accrued expenses and other current liabilities within the Company’s Condensed Consolidated Balance Sheet. The Company also continues to maintain an asset of DKK 962.3 million (approximately $144.5 million and $145.7 million using the applicable exchange rates at March 31, 2019 and December 31, 2018, respectively) held on deposit by SKAT for the satisfaction of the anticipated liability for both tax and interest once the administrative process is concluded. The deposit held by SKAT is included in "Prepaid expenses and other current assets" within the Company's Condensed Consolidated Balance Sheet.

SKAT has issued preliminary income tax assessments for the years 2012 through 2017, asserting an increase in the royalty earned by the Danish subsidiary. The Company expects to continue to receive preliminary income tax assessments from SKAT for the tax years 2018 and forward, asserting the royalties paid by the U.S. to the Danish subsidiary were too low, which the Company has disputed and will continue to dispute.

The Company entered into the Advance Pricing Agreement program (the "APA Program") for the tax years 2012 through 2022 (the "Post-2011 Years") in which the IRS, on the Company’s behalf, will negotiate directly with SKAT for a mutually agreeable royalty due from the U.S. subsidiary to the Danish Subsidiary (the "APA"). That APA is in the early stages of negotiations. Such negotiations are not expected to be concluded in the near term. The Company anticipates such negotiations will result in an increase in the amount of royalties due from the U.S subsidiary to the Danish subsidiary (the "Post-2011 Years Adjustment") for the years 2012 - 2018 as well as the three month period ended March 31, 2019 (the "2012 to Current Period"). It is expected that the Post-2011 Years Adjustment will result in additional income tax in Denmark and a reduction of tax in the United States for the 2012 to Current Period. Consequently, the Company maintains an uncertain income tax liability for its estimate of the potential Danish income tax liability and a deferred tax asset for the associated United States tax benefit for the Post-2011 Years Adjustment. As of March 31, 2019 and December 31, 2018, the Company had accrued Danish tax and interest for Post-2011 Years of approximately DKK 238.2 million and DKK 230.3 million ($35.8 million and $35.3 million using the applicable exchange rates at March 31, 2019 and December 31, 2018, respectively) as an uncertain income tax liability, which is included in other non-current liabilities on the Company's Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018. The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish tax for the Post-2011 Years as of March 31, 2019 and December 31, 2018 is approximately $4.9 million and $4.2 million, respectively.

The Company’s uncertain income tax position associated with the Danish Tax Matter is derived using the cumulative probability analysis with possible outcomes based on the Company's updated evaluation of the facts and circumstances regarding this matter and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards as required by GAAP, taking into account both the U.S. and Danish income tax implications of such outcomes. Both the uncertain income tax position and the deferred tax asset discussed herein reflects the Company’s best judgment of the facts, circumstances and information available through March 31, 2019. If the Company is not successful in resolving the Danish Tax Matter for the Post-2011 Years or there is a change in facts and circumstances, the Company may be required to further increase its uncertain income tax position associated with this matter, or decrease its deferred tax asset, also related to this matter, which could have a material impact on the Company's reported earnings.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at March 31, 2019 and December 31, 2018 would be $90.7 million and $91.4 million (exclusive of interest and penalties and translated at the applicable exchange rates, respectively. There were no other significant changes to the liability for unrecognized income tax benefits during the three months ended March 31, 2019, other than those items discussed herein. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. It is reasonably possible that there could be material changes to the amount of uncertain income tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, including the Danish tax matter, or the expiration of applicable statute of limitations; however, the Company is not able to estimate the impact of these items at this time.

(14) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended
	March 31,
(in millions, except per common share amounts)	2019	2018
Numerator:
Income from continuing operations, net of loss attributable to non-controlling interest	$28.8	$25.9

Denominator:
Denominator for basic earnings per common share-weighted average shares	54.7	54.3
Effect of dilutive securities:
Employee stock-based compensation	1.0	0.6
Denominator for diluted earnings per common share-adjusted weighted average shares	55.7	54.9

Basic earnings per common share for continuing operations	$0.53	$0.48

Diluted earnings per common share for continuing operations	$0.52	$0.47

The Company excluded 1.2 million and 1.5 million shares issuable upon exercise of outstanding stock options for the three months ended March 31, 2019 and 2018, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not maintain voting rights or maintain rights to receive any dividends thereon.
(15) Business Segment Information

The Company operates in two segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. The North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries and licensees located in the U.S. and Canada. The International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America. The Company evaluates segment performance based on net sales, gross profit and operating income.

The Company’s North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company’s accompanying Condensed Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payable.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes total assets by segment:

(in millions)	March 31, 2019	December 31, 2018
North America	$3,015.1	$2,788.1
International	632.9	604.8
Corporate	562.9	569.0
Inter-segment eliminations	(1,245.2)	(1,246.5)
Total assets	$2,965.7	$2,715.4

     The following table summarizes property, plant and equipment, net by segment:

(in millions)	March 31, 2019	December 31, 2018
North America	$316.3	$317.5
International	50.1	51.1
Corporate	52.1	52.2
Total property, plant and equipment, net	$418.5	$420.8

The following table summarizes segment information for the three months ended March 31, 2019:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$544.0	$146.9	$—	$—	$690.9

Inter-segment sales	$1.0	$0.3	$—	$(1.3)	$—
Inter-segment royalty expense (income)	1.0	(1.0)	—	—	—
Gross profit	204.4	77.4	—	—	281.8
Operating income (loss)	64.3	25.2	(29.0)	—	60.5
Income (loss) from continuing operations before income taxes	62.4	29.8	(46.3)	—	45.9

Depreciation and amortization (1)	$15.0	$3.3	$9.8	$—	$28.1
Capital expenditures	12.9	2.9	3.3	—	19.1

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the three months ended March 31, 2018:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$485.0	$152.4	$—	$—	$637.4

Inter-segment sales	$0.6	$0.2	$—	$(0.8)	$—
Inter-segment royalty expense (income)	0.5	(0.5)	—	—	—
Gross profit	184.0	80.7		—	264.7
Operating income (loss)	54.0	28.7	(27.0)	—	55.7
Income (loss) from continuing operations before income taxes	51.8	29.3	(45.5)	—	35.6

Depreciation and amortization (1)	$13.4	$3.6	$10.1	$—	$27.1
Capital expenditures	16.8	2.9	2.1	—	21.8

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	March 31, 2019	December 31, 2018
United States	$349.4	$350.7
Canada	19.0	19.1
Other International	50.1	51.0
Total property, plant and equipment, net	$418.5	$420.8
Total International	$69.1	$70.1

The following table summarizes net sales by geographic region:

	Three Months Ended
	March 31,
(in millions)	2019	2018
United States	$497.2	$440.2
Canada	46.8	44.8
Other International	146.9	152.4
Total net sales	$690.9	$637.4
Total International	$193.7	$197.2

(16) Guarantor/Non-Guarantor Financial Information

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

The following supplemental financial information presents the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and 2018, the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended March 31, 2019
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$514.0	$193.3	$(16.4)	$690.9
Cost of sales	—	316.3	109.2	(16.4)	409.1
Gross profit	—	197.7	84.1	—	281.8
Selling and marketing expenses	2.8	101.4	49.4	(0.1)	153.5
General, administrative and other expenses	4.3	52.6	14.4	(0.6)	70.7
Equity income in earnings of unconsolidated affiliates	—	—	(2.9)	—	(2.9)
Operating (loss) income	(7.1)	43.7	23.2	0.7	60.5

Other expense, net:
Third party interest expense, net	14.1	7.7	0.6	—	22.4
Intercompany interest (income) expense, net	(2.6)	2.4	0.2	—	—
Interest expense, net	11.5	10.1	0.8	—	22.4
Other income, net	—	(3.0)	(5.1)	0.3	(7.8)
Total other expense (income), net	11.5	7.1	(4.3)	0.3	14.6

Income from equity investees	44.3	22.1	—	(66.4)	—

Income from continuing operations before income taxes	25.7	58.7	27.5	(66.0)	45.9
Income tax benefit (provision)	2.9	(14.4)	(5.4)	—	(16.9)
Income from continuing operations	28.6	44.3	22.1	(66.0)	29.0
Loss from discontinued operations, net of tax	—	—	—	(0.4)	(0.4)
Net income before non-controlling interest	28.6	44.3	22.1	(66.4)	28.6
Less: Net income attributable to non-controlling interest	0.2	—	0.2	(0.2)	0.2
Net income attributable to Tempur Sealy International, Inc.	$28.4	$44.3	$21.9	$(66.2)	$28.4

Comprehensive income attributable to Tempur Sealy International, Inc.	$32.4	$46.6	$23.6	$(70.2)	$32.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended March 31, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$440.7	$224.8	$(28.1)	$637.4
Cost of sales	—	266.4	131.2	(24.9)	372.7
Gross profit	—	174.3	93.6	(3.2)	264.7
Selling and marketing expenses	1.9	93.1	53.9	(3.5)	145.4
General, administrative and other expenses	4.7	47.5	16.8	(1.5)	67.5
Equity income in earnings of unconsolidated affiliates	—	—	(3.9)	—	(3.9)
Operating (loss) income	(6.6)	33.7	26.8	1.8	55.7

Other expense, net:
Third party interest expense, net	14.9	6.9	1.1	(0.2)	22.7
Intercompany interest (income) expense, net	(1.8)	1.8	—	—	—
Interest expense, net	13.1	8.7	1.1	(0.2)	22.7
Other (income) expense, net	—	(2.2)	0.4	(0.8)	(2.6)
Total other expense, net	13.1	6.5	1.5	(1.0)	20.1

Income from equity investees	39.1	19.0	—	(58.1)	—

Income from continuing operations before income taxes	19.4	46.2	25.3	(55.3)	35.6
Income tax benefit (provision)	3.4	(7.1)	(6.3)	—	(10.0)
Income from continuing operations	22.8	39.1	19.0	(55.3)	25.6
Loss from discontinued operations, net of tax	—	—	—	(2.8)	(2.8)
Net income before non-controlling interest	22.8	39.1	19.0	(58.1)	22.8
Less: Net loss attributable to non-controlling interest	(0.3)	—	(0.3)	0.3	(0.3)
Net income attributable to Tempur Sealy International, Inc.	$23.1	$39.1	$19.3	$(58.4)	$23.1

Comprehensive income attributable to Tempur Sealy International, Inc.	$27.5	$38.5	$24.3	$(62.8)	$27.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
March 31, 2019
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$0.3	$11.3	$28.0	$—	$39.6
Accounts receivable, net	—	15.1	294.4	46.9	356.4
Inventories	—	172.0	67.7	—	239.7
Prepaid expenses and other current assets	282.1	65.2	149.1	(279.1)	217.3
Total Current Assets	282.4	263.6	539.2	(232.2)	853.0
Property, plant and equipment, net	—	349.4	69.1	—	418.5
Goodwill	—	508.8	216.7	—	725.5
Other intangible assets, net	—	569.7	77.2	—	646.9
Operating lease right-of-use assets	—	145.0	46.9	—	191.9
Deferred income taxes	13.4	—	21.9	(13.4)	21.9
Other non-current assets	0.6	63.1	44.3	—	108.0
Net investment in subsidiaries	710.8	166.8	—	(877.6)	—
Due from affiliates	425.4	144.9	15.9	(586.2)	—
Total Assets	$1,432.6	$2,211.3	$1,031.2	$(1,709.4)	$2,965.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$141.6	$57.2	$46.9	$245.7
Accrued expenses and other current liabilities	20.5	166.6	214.7	—	401.8
Current portion of long-term debt	—	48.0	7.5	—	55.5
Income taxes payable	—	290.6	11.0	(279.1)	22.5
Total Current Liabilities	20.5	646.8	290.4	(232.2)	725.5
Long-term debt, net	1,043.3	484.8	76.0	—	1,604.1
Long-term operating lease obligations	—	124.7	32.5	—	157.2
Deferred income taxes	—	116.6	12.3	(13.4)	115.5
Other non-current liabilities	0.1	57.0	52.8	—	109.9
Due to affiliates	115.2	70.6	400.4	(586.2)	—
Total Liabilities	1,179.1	1,500.5	864.4	(831.8)	2,712.2

Total Stockholders' Equity	253.5	710.8	166.8	(877.6)	253.5
Total Liabilities and Stockholders’ Equity	$1,432.6	$2,211.3	$1,031.2	$(1,709.4)	$2,965.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
December 31, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.1	$6.2	$39.5	$—	$45.8
Accounts receivable, net	—	15.2	303.3	3.0	321.5
Inventories	—	159.4	62.9	—	222.3
Prepaid expenses and other current assets	276.9	65.4	148.1	(274.6)	215.8
Total Current Assets	277.0	246.2	553.8	(271.6)	805.4
Property, plant and equipment, net	—	350.7	70.1	—	420.8
Goodwill	—	508.8	214.2	—	723.0
Other intangible assets, net	—	572.7	76.6	—	649.3
Deferred income taxes	15.0	—	22.6	(15.0)	22.6
Other non-current assets	—	49.2	45.1	—	94.3
Net investment in subsidiaries	661.7	210.0	—	(871.7)	—
Due from affiliates	422.1	153.8	15.4	(591.3)	—
Total Assets	$1,375.8	$2,091.4	$997.8	$(1,749.6)	$2,715.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$186.7	$63.3	$3.0	$253.0
Accrued expenses and other current liabilities	6.7	143.9	208.6	—	359.2
Current portion of long-term debt	—	44.0	3.1	—	47.1
Income taxes payable	—	274.7	9.6	(274.6)	9.7
Total Current Liabilities	6.7	649.3	284.6	(271.6)	669.0
Long-term debt, net	1,043.0	547.1	9.0	—	1,599.1
Deferred income taxes	—	118.0	14.5	(15.0)	117.5
Other non-current liabilities	1.9	58.2	52.2	—	112.3
Due from affiliates	106.7	57.1	427.5	(591.3)	—
Total Liabilities	1,158.3	1,429.7	787.8	(877.9)	2,497.9

Total Stockholders' Equity	217.5	661.7	210.0	(871.7)	217.5
Total Liabilities and Stockholders’ Equity	$1,375.8	$2,091.4	$997.8	$(1,749.6)	$2,715.4

Supplemental Condensed Consolidated Statements of Cash Flows

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Three Months Ended March 31, 2019
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in)operating activities from continuing operations	$1.4	$(2.3)	$4.8	$0.7	$4.6

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	—	(15.9)	(3.2)	—	(19.1)
Debtor-in-possession financing arrangement	—	(9.5)	—	—	(9.5)
Other	—	0.1	8.2	—	8.3
Contributions received from (paid to) subsidiaries and affiliates	—	65.1	(65.1)	—	—
Net cash provided by (used in) investing activities from continuing operations	—	39.8	(60.1)	—	(20.3)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	—	—	212.6	—	212.6
Repayments of borrowings under long-term debt obligations	—	(57.5)	(141.2)	—	(198.7)
Net activity in investment in and advances from (to) subsidiaries and affiliates	0.1	26.7	(26.8)	—	—
Proceeds from issuance of stock options	2.4	—	—	—	2.4
Treasury stock repurchased	(3.7)	—	—	—	(3.7)
Other	—	(1.6)	—	—	(1.6)
Net cash (used in) provided by financing activities from continuing operations	(1.2)	(32.4)	44.6	—	11.0

Net cash provided by (used in) continuing operations	0.2	5.1	(10.7)	0.7	(4.7)

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows, net	—	—	—	(0.7)	(0.7)
Investing cash flows, net	—	—	—	—	—
Financing cash flows, net	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	(0.7)	(0.7)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(0.8)	—	(0.8)
Increase/(decrease) in cash and cash equivalents	0.2	5.1	(11.5)	—	(6.2)
CASH AND CASH EQUIVALENTS, beginning of period	0.1	6.2	39.5		45.8
CASH AND CASH EQUIVALENTS, end of period	$0.3	$11.3	$28.0	$—	$39.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$1.0	$(18.2)	$7.5	$10.6	$0.9

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	—	(18.7)	(3.1)	—	(21.8)
Other	—	—	4.2	—	4.2
Contributions received from (paid to) subsidiaries and affiliates	—	35.2	(35.2)	—	—
Net cash provided by (used in) investing activities from continuing operations	—	16.5	(34.1)	—	(17.6)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	—	185.3	231.8	—	417.1
Repayments of borrowings under long-term debt obligations	—	(191.8)	(203.0)	—	(394.8)
Net activity in investment in and advances (to) from subsidiaries and affiliates	(0.1)	5.0	(4.9)	—	—
Proceeds from exercise of stock options	1.9	—	—	—	1.9
Treasury stock repurchased	(2.9)	—	—	—	(2.9)
Other	—	(1.3)	(0.5)	—	(1.8)
Net cash (used in) provided by financing activities from continuing operations	(1.1)	(2.8)	23.4	—	19.5

Net cash (used in) provided by continuing operations	(0.1)	(4.5)	(3.2)	10.6	2.8

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows, net	—	—	—	(10.6)	(10.6)
Investing cash flows, net	—	—	—	—	—
Financing cash flows, net	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	(10.6)	(10.6)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	0.4	—	0.4
Decrease in cash and cash equivalents	(0.1)	(4.5)	(2.8)		(7.4)
CASH AND CASH EQUIVALENTS, beginning of period	0.1	12.3	29.5	—	41.9
CASH AND CASH EQUIVALENTS, end of period	—	7.8	26.7	—	34.5
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	—	1.1	—	1.1
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$—	$7.8	$25.6	$—	$33.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the 2018 Annual Report, including "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of the 2018 Annual Report, and the accompanying Condensed Consolidated Financial Statements and notes thereto included in this Report. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our strategy, our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" elsewhere in this Report, in the 2018 Annual Report and the section titled "Risk Factors" contained in ITEM 1A of Part I of the 2018 Annual Report. Our actual results may differ materially from those contained in any forward-looking statements.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three months ended March 31, 2019, including the following topics:

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

Factors That Could Impact Results of Operations

The factors outlined below could impact our future results of operations. For more extensive discussion of these and other risk factors that could impact our future results of operations, please refer to "Risk Factors," under ITEM 1A of Part I and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That Could Impact Results of Operations" included in ITEM 7 of Part II of the 2018 Annual Report.

General Business and Economic Conditions

Our business is affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to continue. Low end bedding imports from China significantly increased during 2018 and are competing against our value priced Sealy products in the U.S. market. These imports may be sold below cost. In September 2018, we and other industry participants filed petitions with the U.S. International Trade Commission and the U.S. Department of Commerce, alleging that many of these Chinese imports are being dumped into the U.S. market at prices below cost. As a result of this petition, the U.S. International Trade Commission and the U.S. Department of Commerce have commenced investigations. A preliminary determination is expected to be released in early June 2019 and a final determination of their investigations is expected in late 2019.

We are focused on developing our North America distribution network by opening more company-owned stores and expanding our online availability. We currently expect to have over 60 company-owned retail stores in operation by the end of 2019, with an ultimate target of 125 to 150 stores. We expect these company-owned stores to complement our existing third-party retail partners by increasing our products' brand awareness in the local markets. We also plan to expand our offerings in our own e-commerce platform and with third-party online retailers where our market share is still very low. Online bedding sales have increased significantly, as a growing segment of consumers prefer to purchase bedding products in this way.

We continue to make strategic investments, which have recently included the introduction of new products; investments to increase our global brand awareness; investments in research and development and productivity initiatives; and various other actions aimed at further strengthening our business.

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

During 2019, we expect foreign exchange rate fluctuations will negatively impact our results of operations as we expect the U.S. Dollar to remain strong relative to all major foreign currencies.

Gross Margins

In 2019, we expect gross margin to be favorably impacted by several factors: sales growth of Tempur products in North America, pricing actions of approximately $30 million, improved merchandising mix as we complete the launch of new products and expansion of our Direct channel. We expect Sealy product sales in North America to be flat or slightly favorable as compared to the prior year.

In the first quarter of 2019, commodity cost inflation and tariffs unfavorably impacted our gross margin. As a result of these import tariffs, we implemented certain price increases on our adjustable bases imported from China. For the full year of 2019, we expect the impact of commodities and tariffs to be flat or have a slightly favorable impact on our gross margin. Our gross margins may be unfavorably impacted if import tariffs increase in 2019.

New Product Development and Introduction

Each year we invest significant time and resources in research and development to improve our product offerings. For the full year of 2019, we expect to incur $15 million on product innovation. There are a number of risks inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, product introduction costs, the speed and order of the product rollout and manufacturing inefficiencies may unfavorably impact our profitability.

In the first quarter of 2019, our North America segment introduced our higher-end Tempur Breeze and Stearns & Foster products. We expect to complete the Tempur Breeze rollout in the second quarter, which will complete the largest Tempur rollout in our history. We also expect to complete the rollout of our Stearns & Foster products in the second quarter. In 2018, we launched entry-level Tempur mattresses, Tempur pillows, Sealy Hybrid mattresses and adjustable bases. In 2018 and the first quarter of 2019, our profitability in North America was unfavorably impacted, as some consumers purchased our new entry-level mattresses instead of our existing higher-end mattresses. We expect this trend to continue through the second quarter of 2019 and to improve in the back half of 2019, when our higher-end Tempur mattresses are fully floored with our retailers.

In the first quarter of 2019, launch costs for the Tempur Breeze and Stearns & Foster product introductions were unfavorable as compared to the first quarter of 2018. We expect launch costs for the full year of 2019 to be comparable to the launch costs incurred in 2018. Sales in our Wholesale and Direct channels will also be unfavorably impacted as retailers discount and sell their existing inventory of our products in anticipation of the release of our new products.

Acquisition of Innovative Mattress Solutions, LLC

Effective April 1, 2019, (the "Closing Date"), the Company acquired substantially all of the net assets of iMS through its affiliate Sleep Outfitters. iMS, a customer of the Company prior to the acquisition, filed a voluntary petition in the U.S. Bankruptcy Court for the Eastern District of Kentucky (the “Bankruptcy Court”) on January 11, 2019 seeking relief under Chapter 11 of the U.S. Bankruptcy Code (the “iMS Chapter 11 Proceedings”). With approval from the Bankruptcy Court, the Company through its affiliates provided debtor-in-possession financing (the “DIP Financing”) to iMS in connection with the iMS Chapter 11 Proceedings, and then submitted a stalking horse bid to purchase substantially all of the assets of iMS. The purchase price was approximately $24 million and consisted of (i) a credit bid of amounts outstanding as of the Closing Date under the DIP Financing including rolled up pre-petition obligations; (ii) assumption of certain liabilities of iMS; and (iii) a cash payment consisting of, among other things, contract assumption cure costs. The purchase price was subject to adjustment based on certain events occurring up to, including and after the Closing Date. In 2019, we expect the retail store operations of Sleep Outfitters to incur losses of $5 million to $8 million on an Adjusted EBITDA basis, which is a non-GAAP measure. After its first year of operations, we expect Sleep Outfitters results to begin to break even and become profitable thereafter.

Financial Leverage

As of March 31, 2019, we had $1,666.8 million of total debt outstanding, net income was $28.4 million for the first quarter of 2019 and Adjusted EBITDA, which is not accepted under GAAP as a financial measure, was $431.8 million for the trailing twelve months ended March 31, 2019. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations to service our current debt obligations or that future borrowing will be available. As of March 31, 2019, our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA calculated in accordance with the 2016 Credit Agreement was 3.84 times, which was within the covenant in our debt agreements which limits this ratio to 5.00 times for the trailing twelve months ended March 31, 2019. For more information on this non-GAAP financial measure and compliance with the 2016 Credit Agreement, please refer to "Non-GAAP Financial Information" below.

Results of Operations

A summary of our results for the three months ended March 31, 2019 include:

•
Total net sales increased 8.4% to $690.9 million from $637.4 million in the first quarter of 2018. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 10.4%, with an increase of 12.7% in the North America business segment and an increase of 3.0% in the International business segment.

•	Gross margin was 40.8% as compared to 41.5% in the first quarter of 2018.

•
Operating income increased 8.6% to $60.5 million as compared to $55.7 million in the first quarter of 2018. Operating income in the first quarter of 2019 included $3.3 million of acquisition-related and other costs. Adjusted operating income, which is a non-GAAP financial measure, increased 14.5% to $63.8 million as compared to $55.7 million in the first quarter of 2018. The Company had no adjustments to operating income in the first quarter of 2018.

•
Net income increased 22.9% to $28.4 million as compared to $23.1 million in the first quarter of 2018. Adjusted net income, which is a non-GAAP financial measure, increased 18.7% to $29.8 million as compared to $25.1 million in the first quarter of 2018.

•
Earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, increased 16.2% to $96.3 million as compared to $82.9 million for the first quarter of 2018. Adjusted EBITDA, which is a non-GAAP financial measure, increased 8.3% to $92.8 million as compared to $85.7 million in the first quarter of 2018.

In the first quarter of 2019, EBITDA, which is a non-GAAP financial measure, included other income of $7.2 million related to the sale of a certain interest in the Company's Asia-Pacific joint venture. EBITDA, which is a non-GAAP financial measure, also included acquisition-related and other costs of $3.3 million in the first quarter of 2019.

•
Earnings per diluted share ("EPS") increased 21.4% to $0.51 as compared to $0.42 in the first quarter of 2018. Adjusted EPS, which is a non-GAAP financial measure, increased 17.4% to $0.54 as compared to $0.46 in the first quarter of 2018.

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

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2018

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended March 31,
(in millions, except percentages and per share amounts)	2019		2018
Net sales	$690.9	100.0%	$637.4	100.0%
Cost of sales	409.1	59.2	372.7	58.5
Gross profit	281.8	40.8	264.7	41.5
Selling and marketing expenses	153.5	22.2	145.4	22.8
General, administrative and other expenses	70.7	10.2	67.5	10.6
Equity income in earnings of unconsolidated affiliates	(2.9)	(0.4)	(3.9)	(0.6)
Operating income	60.5	8.8	55.7	8.7

Other expense, net:
Interest expense, net	22.4	3.2	22.7	3.6
Other income, net	(7.8)	(1.1)	(2.6)	(0.4)
Total other expense, net	14.6	2.1	20.1	3.2

Income from continuing operations before income taxes	45.9	6.6	35.6	5.6
Income tax provision	(16.9)	(2.4)	(10.0)	(1.6)
Income from continuing operations	29.0	4.2	25.6	4.0
Loss from discontinued operations, net of tax	(0.4)	(0.1)	(2.8)	(0.4)
Net income before non-controlling interest	28.6	4.1	22.8	3.6
Less: Net income (loss) attributable to non-controlling interest	0.2	—	(0.3)	—
Net income attributable to Tempur Sealy International, Inc.	$28.4	4.1%	$23.1	3.6%

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.53		$0.48
Loss per share for discontinued operations	(0.01)		(0.05)
Earnings per share	$0.52		$0.43

Diluted
Earnings per share for continuing operations	$0.52		$0.47
Loss per share for discontinued operations	(0.01)		(0.05)
Earnings per share	$0.51		$0.42

Weighted average common shares outstanding:
Basic	54.7		54.3
Diluted	55.7		54.9

NET SALES

	Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale channel	$615.9	$583.1	$501.8	$454.0	$114.1	$129.1
Direct channel	75.0	54.3	42.2	31.0	32.8	23.3
Total net sales	$690.9	$637.4	$544.0	$485.0	$146.9	$152.4

Net sales increased 8.4%, and on a constant currency basis increased 10.4%. The increase in net sales was driven by:

•
North America net sales increased $59.0 million, or 12.2%. Net sales in the Wholesale channel increased $47.8 million, or 10.5%, driven by new Tempur product introductions. Net sales in our Direct channel increased $11.2 million, or 36.1%, driven by growth from expanded retail stores. On a constant currency basis, North America net sales increased 12.7%.

•
International net sales decreased $5.5 million, or 3.6%. On a constant currency basis, International net sales increased 3.0%, driven primarily by Direct channel growth. Net sales in the Wholesale channel decreased 5.5% on a constant currency basis, primarily driven by a macroeconomic slowdown in Europe. Net sales in the Direct channel increased 49.8% on a constant currency basis, driven by growth from company-owned stores.

GROSS PROFIT

	Three Months Ended March 31,
	2019		2018
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$204.4	37.6%	$184.0	37.9%	(0.3)%
International	77.4	52.7%	80.7	53.0%	(0.3)%
Consolidated gross margin	$281.8	40.8%	$264.7	41.5%	(0.7)%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Gross margin declined 70 basis points. The principal factors impacting gross margin for each operating segment are discussed below:

•
North America gross margin declined 30 basis points. The decline in gross margin was primarily driven by commodity cost inflation of 150 basis points, increased floor model expenses of 110 basis points and unfavorable merchandising mix of 100 basis points. These were partially offset by favorable brand mix of 180 basis points and favorable pricing of 130 basis points.

•
International gross margin declined 30 basis points. The decline in gross margin was primarily driven by unfavorable foreign exchange of 110 basis points, which was partially offset by favorable operational improvements of 70 basis points.

OPERATING EXPENSES

	Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018	2019	2018
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$62.5	$62.9	$50.5	$50.2	$12.0	$12.7	$—	$—
Other selling and marketing expenses	91.0	82.5	56.6	48.6	31.6	32.0	2.8	1.9
General, administrative and other expenses	70.7	67.5	33.0	31.2	11.5	11.2	26.2	25.1
Total operating expenses	$224.2	$212.9	$140.1	$130.0	$55.1	$55.9	$29.0	$27.0

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

Operating expenses increased $11.3 million, or 5.3%, and decreased 90 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses increased $10.1 million, or 7.8%, and decreased 100 basis points as a percentage of net sales. Operating expenses increased primarily due to sales commissions, other selling and marketing investments and incremental retail stores. We expect advertising expenses to increase in subsequent quarters of 2019 after the completion of our Tempur and Stearns & Foster product launches.

•	International operating expenses decreased $0.8 million, or 1.4%, and increased 80 basis points as a percentage of net sales.

•	Corporate operating expenses increased $2.0 million, or 7.4%, primarily driven by $3.0 million of professional fees related to the Sleep Outfitters acquisition.

OPERATING INCOME

	Three Months Ended March 31,
	2019		2018
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$64.3	11.8%	$54.0	11.1%	0.7%
International	25.2	17.2%	28.7	18.8%	(1.6)%
	89.5		82.7
Corporate expenses	(29.0)		(27.0)
Total operating income	$60.5	8.8%	$55.7	8.7%	0.1%

Operating income increased $4.8 million and operating margin improved 10 basis points. The changes in operating income and operating margin by segment are discussed below.

•
North America operating income increased $10.3 million and operating margin improved 70 basis points. The improvement in operating margin was primarily driven by improved operating expense leverage of 110 basis points, partially offset by the decline in gross margin.

•
International operating income decreased $3.5 million and operating margin declined 160 basis points. The decline in operating margin was primarily driven by the decline in operating expense leverage of 70 basis points, unfavorable performance in the Asia-Pacific joint venture of 60 basis points and by the decline in gross margin.

•
Corporate operating expenses increased $2.0 million, which negatively impacted our consolidated operating margin by 30 basis points. The increase in operating expenses is primarily driven by $3.0 million of professional fees related to the Sleep Outfitters acquisition.

INTEREST EXPENSE, NET

	Three Months Ended March 31,
(in millions, except percentages)	2019	2018	% Change
Interest expense, net	$22.4	$22.7	(1.3)%

Interest expense, net, decreased $0.3 million, or 1.3%. The decrease in interest expense, net, was driven by reduced average levels of outstanding debt.

INCOME TAX PROVISION

	Three Months Ended March 31,
(in millions, except percentages)	2019	2018	% Change
Income tax provision	$16.9	$10.0	69.0%
Effective tax rate	36.8%	28.1%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Our income tax provision increased $6.9 million due to an increase in income before income taxes and as a result of discrete items. Our effective tax rate increased 870 basis points. The effective tax rate for the three months ended March 31, 2019 included a net unfavorable impact of discrete items, primarily related to the sale of a certain interest in our Asia-Pacific joint venture and the impact of certain stock compensation. The effective tax rate for the three months ended March 31, 2018 included the net unfavorable impact of discrete items, primarily related to the impact of certain stock compensation.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our debt facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures and working capital needs. As of March 31, 2019, we had working capital of $127.5 million, including cash and cash equivalents of $39.6 million, as compared to working capital of $136.4 million including $45.8 million in cash and cash equivalents as of December 31, 2018.

The decrease in working capital was primarily driven by increases in income taxes payable, current portion of long-term debt and a decrease in cash and cash equivalents. These changes were offset by increases in accounts receivable, inventories, offset by a decrease in accounts payable. The increase in income taxes payable was primarily due to the timing of income tax payments. The increase in the current portion of long-term debt is primarily driven by International segment working capital debt obligations and higher amortization rates of the Term A Facility under the 2016 Credit Agreement. The decrease in cash and cash equivalents was primarily due to operating capital needs. Accounts receivable increases are primarily driven by timing of customer collections. The increase in inventories was primarily due to new product introductions in 2019. Accounts payable changes are primarily driven by the timing of payments to vendors.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2019	2018
Net cash provided by (used in) continuing operations:
Operating activities	$4.6	$0.9
Investing activities	(20.3)	(17.6)
Financing activities	11.0	19.5

Cash provided by operating activities from continuing operations increased $3.7 million in the three months ended March 31, 2019, as compared to the same period in 2018. The increase in cash provided by operating activities was primarily driven by the increase in net income and changes in inventories and income taxes. These were partially offset by changes in accounts payable, accounts receivable and the gain recorded from the sale of our interest in a subsidiary of the Asia-Pacific joint venture.

Cash used in investing activities from continuing operations increased $2.7 million in the three months ended March 31, 2019 as compared to the same period in 2018. The increase in cash used in investing activities was primarily due to cash provided under a debtor-in-possession financing arrangement, partially offset by proceeds from the sale of our interest in a subsidiary of the Asia-Pacific joint venture.

Cash provided by financing activities from continuing operations decreased $8.5 million in the three months ended March 31, 2019 as compared to the same period in 2018. In 2019, we had net borrowings of $13.9 million on our credit facilities, as compared to net borrowings of $22.3 million in 2018.

Cash Used in Discontinued Operations

The table below presents net cash used in operating, investing and financing activities from discontinued operations for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2019	2018
Net cash used in discontinued operations:
Operating activities	$(0.7)	$(10.6)
Investing activities	—	—
Financing activities	—	—

Cash used in discontinued operations decreased $9.9 million in the three months ended March 31, 2019, primarily due to the payment of non-income tax obligations and related interest expense in the prior period.

Capital Expenditures

Capital expenditures totaled $19.1 million and $21.8 million for the three months ended March 31, 2019 and 2018, respectively. We currently expect our 2019 capital expenditures to be approximately $70 to $75 million, which includes investments in our U.S. enterprise resource planning projects, domestic manufacturing facilities, other information technology and our company-owned retail stores.

Debt Service

Our total debt increased to $1,666.8 million as of March 31, 2019 from $1,653.8 million as of December 31, 2018. After giving effect to letters of credit outstanding of $22.7 million under the 2016 Credit Agreement, total availability under the revolving facility was $477.3 million as of March 31, 2019. During the three months ended March 31, 2019, the Company prepaid $50.0 million on the Term A Facility under the 2016 Credit Agreement. Refer to Note 7, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I for further discussion of our debt and applicable interest rates.

As of March 31, 2019, our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA, which is a non-GAAP financial measure, as calculated in accordance with the 2016 Credit Agreement was 3.84 times, which was within the terms of the consolidated total net leverage ratio covenant set forth in the 2016 Credit Agreement, which limits this ratio to 5.00 times. As of March 31, 2019, we were in compliance with all of the financial covenants in our debt agreements. Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2016 Credit Agreement. These subsidiaries are excluded from the Company's adjusted financial measures for covenant compliance purposes.

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

Our business continues to generate significant cash flows from operations. Our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA was 3.84 times as of March 31, 2019, which is within our target ratio of 3.0 times to 4.0 times. During the three months ended March 31, 2019, we resumed our share repurchase program and repurchased 15,731 shares for approximately $0.8 million. As of March 31, 2019, we had approximately $226.1 million remaining under the existing share repurchase authorization. For a complete description of our Share Repurchase Program, please refer to the 2018 Annual Report, including "Stockholders' Equity" included in ITEM 7 of Part II of the 2018 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report. We expect to continue to use excess cash flows from operations for debt repayment and share repurchases. We may also consider other allocations of our capital.

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

The following table sets forth the reconciliation of our GAAP net income to adjusted net income and a calculation of adjusted EPS for the three months ended March 31, 2019 and 2018:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2019	March 31, 2018
GAAP net income	$28.4	$23.1
Loss from discontinued operations, net of tax (1)	0.4	2.8
Other income (2)	(7.2)	—
Acquisition-related costs and other (3)	3.3	—
Tax adjustments (4)	4.9	(0.8)
Adjusted net income	$29.8	$25.1

Adjusted earnings per common share, diluted	$0.54	$0.46

Diluted shares outstanding	55.7	54.9

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2016 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)	We recorded $7.2 million of other income related to the sale of our interest in a subsidiary of the Asia-Pacific joint venture.
(3)	We recorded $3.3 million of acquisition-related and other costs, primarily related to professional fees for the acquisition of substantially all of the assets of iMS by Sleep Outfitters.
(4)	Tax adjustments represent adjustments associated with the aforementioned items and other discrete income tax events.

Adjusted Operating Income (Expense) and Adjusted Operating Margin

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

The following table sets forth our reported GAAP gross profit and the reconciliation of the Company's reported GAAP operating income (expense) and operating margin to the calculation of adjusted operating income (expense) and adjusted operating margin for the three months ended March 31, 2019. The Company had no adjustments to GAAP gross profit for the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$690.9		$544.0		$146.9		$—

Gross profit	$281.8	40.8%	$204.4	37.6%	$77.4	52.7%	$—

Operating income (expense)	$60.5	8.8%	$64.3	11.8%	$25.2	17.2%	$(29.0)
Acquisition-related costs and other(1)	3.3		—		0.3		3.0
Adjusted operating income (expense)	$63.8	9.2%	$64.3	11.8%	$25.5	17.4%	$(26.0)

(1)	We recorded $3.3 million of acquisition-related and other costs, primarily related to professional fees for the acquisition of substantially all of the assets of iMS by Sleep Outfitters.

The following table sets forth the Company's reported GAAP gross profit and operating income (expense) for the three months ended March 31, 2018. The Company had no adjustments to GAAP gross profit and operating income (expense) for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$637.4		$485.0		$152.4		$—

Gross profit	$264.7	41.5%	$184.0	37.9%	$80.7	53.0%	$—

Operating income (expense)	$55.7	8.7%	$54.0	11.1%	$28.7	18.8%	$(27.0)

EBITDA, Adjusted EBITDA and Consolidated Funded Debt Less Qualified Cash

The following reconciliations are provided below:

•	GAAP net income to EBITDA and Adjusted EBITDA

•	Ratio of consolidated funded debt less qualified cash to Adjusted EBITDA

•	Total debt to consolidated funded debt less qualified cash

We believe that presenting these non-GAAP measures provides investors with useful information with respect to our operating performance and comparisons from period to period, as well as general information about our progress in reducing our leverage.

The following table sets forth the reconciliation of our reported GAAP net income to the calculations of EBITDA and Adjusted EBITDA for the three months ended March 31, 2019 and 2018:

	Three Months Ended
(in millions)	March 31, 2019	March 31, 2018
GAAP net income	$28.4	$23.1
Interest expense, net	22.4	22.7
Income taxes	16.9	10.0
Depreciation and amortization	28.6	27.1
EBITDA	$96.3	$82.9
Adjustments:
Loss from discontinued operations, net of tax (1)	$0.4	$2.8
Other income (2)	(7.2)	—
Acquisition-related costs and other(1)	3.3	—
Adjusted EBITDA	$92.8	$85.7

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2016 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)	We recorded $7.2 million of other income related to the sale of our interest in a subsidiary of the Asia-Pacific joint venture.
(3)	We recorded $3.3 million of acquisition-related and other costs, primarily related to professional fees for the acquisition of substantially all of the assets of iMS by Sleep Outfitters.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and Adjusted EBITDA for the trailing twelve months ended March 31, 2019 and the ratio of consolidated funded debt less qualified cash to Adjusted EBITDA:

Trailing Twelve Months Ended
(in millions)	March 31, 2019
GAAP net income	$105.8
Interest expense, net	92.0
Income taxes	56.5
Depreciation and amortization	115.2
EBITDA	$369.5
Adjustments:
Loss from discontinued operations, net of tax (1)	15.4
Restructuring costs (2)	22.3
Customer-related charges (3)	21.2
Supply chain transition costs (4)	7.3
Other income (5)	(7.2)
Acquisition-related costs and other (6)	3.3
Adjusted EBITDA	$431.8

Consolidated funded debt less qualified cash	$1,660.2

Ratio of consolidated funded debt less qualified cash to Adjusted EBITDA	3.84 times

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

(3)
On January 11, 2019, iMS, a customer, filed a voluntary petition in U.S. Bankruptcy Court for the Eastern District of Kentucky seeking relief under Chapter 11 of the U.S. Bankruptcy Code. In the fourth quarter of 2018, we recorded charges of $21.2 million associated with certain iMS-related assets on our Consolidated Balance Sheet as of December 31, 2018, primarily made up of trade and other receivables, to fully reserve this account.

(4)
In 2018, we recorded $7.3 million of supply chain transition costs which represent charges incurred to consolidate certain manufacturing and distribution facilities, including $0.8 million of other expense.

(5)	We recorded $7.2 million of other income related to the sale of our interest in a subsidiary of the Asia-Pacific joint venture.
(6)	We recorded $3.3 million of acquisition-related and other costs, primarily related to professional fees for the acquisition of substantially all of the assets of iMS by Sleep Outfitters.

Under the 2016 Credit Agreement, Adjusted EBITDA contains certain restrictions that limit adjustments to GAAP net income when calculating Adjusted EBITDA. For the twelve months ended March 31, 2019, our adjustments to GAAP net income when calculating Adjusted EBITDA did not exceed the allowable amount under the 2016 Credit Agreement.

The ratio of Adjusted EBITDA under the 2016 Credit Agreement to consolidated funded debt less qualified cash was 3.84 times for the trailing twelve months ended March 31, 2019. The 2016 Credit Agreement requires us to maintain a ratio of consolidated funded debt less qualified cash to Adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated funded debt less qualified cash as of March 31, 2019. "Consolidated funded debt" and "qualified cash" are terms used in the 2016 Credit Agreement for purposes of certain financial covenants.

(in millions)	March 31, 2019
Total debt, net	$1,659.6
Plus: Deferred financing costs (1)	7.2
Total debt	1,666.8
Plus: Letters of credit outstanding	23.2
Consolidated funded debt	$1,690.0
Less:
Domestic qualified cash (2)	19.4
Foreign qualified cash (2)	10.4
Consolidated funded debt less qualified cash	$1,660.2

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

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flows from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of March 31, 2019, we had $1,666.8 million in total debt outstanding, and our Adjusted EBITDA was $92.8 million for the three months ended March 31, 2019. Our debt service obligations could, under certain circumstances, have material consequences to our stockholders. Total cash interest payments related to our borrowings are expected to be approximately $80.0 to $85.0 million in 2019.

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

During the three months ended March 31, 2019, we resumed our share repurchase program and repurchased 15,731 shares for approximately $0.8 million. As of March 31, 2019, we had approximately $226.1 million remaining under the existing share repurchase authorization. For a complete description of our Share Repurchase Program, please refer to the 2018 Annual Report, including "Stockholders' Equity" included in ITEM 7 of Part II thereof.

At March 31, 2019, total cash and cash equivalents were $39.6 million, of which $19.4 million was held in the U.S. and $20.2 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position.

On April 5, 2019, we entered into a new amendment to our Accounts Receivable Securitization that, among other things, extended its maturity date to April 6, 2021.

Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report . There have been no material changes to our critical accounting policies and estimates in 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1(g), "Derivative Financial Instruments" to the accompanying Condensed Consolidated Financial Statements for a summary of our foreign exchange forward contracts as of March 31, 2019.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. As the U.S. dollar weakens relative to the Euro or other foreign currencies where we have operations, there would be a positive impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes positively impacted our Adjusted EBITDA by approximately 4.4% in the three months ended March 31, 2019.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at March 31, 2019, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $14.4 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

In the fourth quarter of 2018, we converted $75 million of our 5.50% fixed-rate USD-denominated 2026 Senior Notes, including the semi-annual interest payments thereunder, to fixed-rate DKK denominated debt at an average rate of 2.1310%. During January 2019, we converted an additional $25 million of our 5.50% fixed-rate USD-denominated 2026 Senior Notes, including the semi-annual interest payments thereunder, to fixed-rate DKK denominated debt at a rate of 2.3160%. We have designated these cross currency swap agreements as qualifying hedging instruments and are accounting for these as net investment hedges.

Effective June 30, 2018, we determined that the economy in Argentina is highly inflationary. Beginning July 1, 2018, the U.S. Dollar is the functional currency for our subsidiaries in Argentina. Remeasurement adjustments in a highly inflationary economy and other transactional gains and losses are reflected in net earnings and were not material for the three months ended March 31, 2019. These subsidiaries are included in loss from discontinued operations, net of tax in our Condensed Consolidated Statements of Income.

Interest Rate Risk

As of March 31, 2019, we had variable-rate debt of approximately $551.0 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $5.5 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2019, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company implemented an information technology system and developed processes and controls related to the recording of right-of-use assets and lease liabilities in connection with the adoption of ASC 842, "Leases." Otherwise, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS

Information regarding legal proceedings can be found in Note 12, "Commitments and Contingencies," in the "Notes to Condensed Consolidated Financial Statements," in ITEM 1 under Part I, "Financial Statements" of this Report, and is incorporated by reference herein.

We are involved in various other legal proceedings incidental to the operations of our business. We believe that the outcome of all such other pending legal proceedings in the aggregate will not have a material adverse effect on our business, financial condition, liquidity or operating results.

ITEM 1A.     RISK FACTORS

None.
`ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended March 31, 2019:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
January 1, 2019 - January 31, 2019	38,444	(1)	$42.21	—	$226.9
February 1, 2019 - February 28, 2019	19,185	(1)	$52.79	—	$226.9
March 1, 2019 - March 31, 2019	20,954	(1)	$57.36	15,731	$226.1
Total	78,583			15,731

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

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

10.1
Amendment No. 4, dated January 15, 2019, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender

10.2†
Amendment No. 5, dated April 5, 2019, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender

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
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

†	Certain portions of this exhibit have been omitted
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

TEMPUR SEALY INTERNATIONAL, INC.

Date: May 9, 2019	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer