Form 10-Q
period 2019-06-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2019-08-01
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging Growth Company
☒	☐	☐	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of July 29, 2019 was 54,811,534 shares.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from those expressed as forward-looking statements in this Report, including risks associated with the impact of the macroeconomic environment in both the U.S. and internationally (including the impact of our highly inflationary economies) on our business segments and expectations regarding growth of the mattress industry; uncertainties arising from global events; the effects of strategic investments on our operations, including our efforts to expand our global market share; the ability to develop and successfully launch new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the ability to continuously improve and expand our product line; the ability to maintain efficient, timely and cost-effective production and delivery of products, and manage growth generally and in connection with the new or expanded supply agreements with Mattress Firm, Inc., Big Lots, Inc. and Beter Bed Holding N.V.; the effects of consolidation of retailers on revenues and costs; competition in our industry; consumer acceptance of our products; the effects of discontinued operations on our operating results and future performance; general economic, financial and industry conditions, particularly conditions relating to the financial performance and related credit issues present in the retail sector; financial distress among our business partners, customers and competitors; financial solvency and related problems experienced by other market participants; our ability to execute on our strategy to optimize and integrate the assets of Innovative Mattress Solutions, LLC acquired by our affiliate; our reliance on information technology and the associated risks involving potential security lapses and/or cyber-based attacks; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; changing commodity costs; disruptions in the supply of raw materials, or loss of suppliers; expectations regarding our target leverage and our share repurchase program; sales fluctuations due to seasonality; the effect of future legislative or regulatory changes, including changes in international trade duties, tariffs and other aspects of international trade policy; our ability to protect our intellectual property; and disruptions to the implementation of our strategic priorities and business plan caused by abrupt changes in our executive management team.

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

When used in this Report, except as specifically noted otherwise, the term "Tempur Sealy International" refers to Tempur Sealy International, Inc. only, and the terms "Company," "we," "our," "ours" and "us" refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. In addition, when used in this Report "2016 Credit Agreement" refers to the Company's senior credit facility entered into in 2016, as amended; "2023 Senior Notes" refers to the 5.625% senior notes due 2023 issued in 2015; "2026 Senior Notes" refers to the 5.50% senior notes due 2026 issued in 2016; and "2020 Senior Notes" refers to the 6.875% senior notes due 2020 retired in 2016.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$722.8	$659.9	$1,413.7	$1,297.3
Cost of sales	409.4	387.1	818.5	759.8
Gross profit	313.4	272.8	595.2	537.5
Selling and marketing expenses	163.3	153.3	316.8	298.7
General, administrative and other expenses	72.7	65.3	143.4	132.8
Equity income in earnings of unconsolidated affiliates	(3.6)	(3.8)	(6.5)	(7.7)
Operating income	81.0	58.0	141.5	113.7

Other expense, net:
Interest expense, net	22.5	23.2	44.9	45.9
Other income, net	—	(0.6)	(7.8)	(3.2)
Total other expense, net	22.5	22.6	37.1	42.7

Income from continuing operations before income taxes	58.5	35.4	104.4	71.0
Income tax provision	(15.8)	(8.8)	(32.7)	(18.8)
Income from continuing operations	42.7	26.6	71.7	52.2
Loss from discontinued operations, net of tax	(1.2)	(5.4)	(1.6)	(8.2)
Net income before non-controlling interest	41.5	21.2	70.1	44.0
Less: Net (loss) income attributable to non-controlling interest	(0.1)	(1.6)	0.1	(1.9)
Net income attributable to Tempur Sealy International, Inc.	$41.6	$22.8	$70.0	$45.9

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.78	$0.52	$1.31	$0.99
Loss per share for discontinued operations	(0.02)	(0.10)	(0.03)	(0.15)
Earnings per share	$0.76	$0.42	$1.28	$0.84

Diluted
Earnings per share for continuing operations	$0.76	$0.52	$1.29	$0.98
Loss per share for discontinued operations	(0.02)	(0.10)	(0.03)	(0.15)
Earnings per share	$0.74	$0.42	$1.26	$0.83

Weighted average common shares outstanding:
Basic	54.7	54.4	54.7	54.4
Diluted	56.0	54.9	55.6	55.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income before non-controlling interest	$41.5	$21.2	$70.1	$44.0
Other comprehensive income, net of tax
Foreign currency translation adjustments	3.0	(16.1)	7.0	(11.1)
Pension benefits loss, net of tax	—	—	—	(0.6)
Other comprehensive income, net of tax	3.0	(16.1)	7.0	(11.7)
Comprehensive income	44.5	5.1	77.1	32.3
Less: Comprehensive (loss) income attributable to non-controlling interest	(0.1)	(1.6)	0.1	(1.9)
Comprehensive income attributable to Tempur Sealy International, Inc.	$44.6	$6.7	$77.0	$34.2

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$38.3	$45.8
Accounts receivable, net	386.3	321.5
Inventories	243.1	222.3
Prepaid expenses and other current assets	224.0	215.8
Total Current Assets	891.7	805.4
Property, plant and equipment, net	430.0	420.8
Goodwill	732.3	723.0
Other intangible assets, net	650.6	649.3
Operating lease right-of-use assets	228.1	—
Deferred income taxes	12.5	22.6
Other non-current assets	101.5	94.3
Total Assets	$3,046.7	$2,715.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$235.5	$253.0
Accrued expenses and other current liabilities	436.4	359.2
Current portion of long-term debt	60.1	47.1
Income taxes payable	6.7	9.7
Total Current Liabilities	738.7	669.0
Long-term debt, net	1,585.5	1,599.1
Long-term operating lease obligations	186.7	—
Deferred income taxes	117.0	117.5
Other non-current liabilities	112.9	112.3
Total Liabilities	2,740.8	2,497.9

Commitments and contingencies—see Note 12

Total Stockholders' Equity	305.9	217.5
Total Liabilities and Stockholders' Equity	$3,046.7	$2,715.4

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended June 30, 2019

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of March 31, 2019	$—	99.2	$1.0	44.5	$(1,736.7)	$537.1	$1,542.2	$(91.3)	$1.2	$253.5
Net income							41.6			41.6
Net loss attributable to non-controlling interest									(0.1)	(0.1)
Foreign currency adjustments								3.0		3.0
Exercise of stock options				(0.1)	0.9	2.2				3.1
Issuances of PRSUs, RSUs, and DSUs				—	0.3	(0.3)				—
Treasury stock repurchased				—	(1.8)					(1.8)
Amortization of unearned stock-based compensation						6.6				6.6
Balance, June 30, 2019	$—	99.2	$1.0	44.4	$(1,737.3)	$545.6	$1,583.8	$(88.3)	$1.1	$305.9

Three Months Ended June 30, 2018

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of March 31, 2018	$1.9	99.2	$1.0	45.0	$(1,737.5)	$513.6	$1,436.4	$(71.1)	$—	$142.4
Net income							22.8			22.8
Net loss attributable to non-controlling interest	(1.5)								(0.1)	(0.1)
Acquisition of non-controlling interest in subsidiary									1.3	1.3
Foreign currency adjustments								(16.1)		(16.1)
Exercise of stock options				(0.1)	0.4	0.3				0.7
Issuances of PRSUs, RSUs, and DSUs				—	0.3	(0.3)				—
Treasury stock repurchased				—	(0.1)					(0.1)
Amortization of unearned stock-based compensation						6.8				6.8
Balance, June 30, 2018	$0.4	99.2	$1.0	44.9	$(1,736.9)	$520.4	$1,459.2	$(87.2)	$1.2	$157.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in millions)
(unaudited)

Six Months Ended June 30, 2019

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2018	$—	99.2	$1.0	44.7	$(1,737.0)	$532.1	$1,513.8	$(95.3)	$2.9	$217.5
Net income							70.0			70.0
Net income attributable to non-controlling interest									0.1	0.1
Repurchase of interest in subsidiary									(1.9)	(1.9)
Foreign currency adjustments								7.0		7.0
Exercise of stock options				(0.2)	1.7	3.8				5.5
Issuances of PRSUs, RSUs, and DSUs				(0.2)	3.5	(3.5)				—
Treasury stock repurchased				0.1	(5.5)					(5.5)
Amortization of unearned stock-based compensation						13.2				13.2
Balance, June 30, 2019	$—	99.2	$1.0	44.4	$(1,737.3)	$545.6	$1,583.8	$(88.3)	$1.1	$305.9

Six Months Ended June 30, 2018

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2017	$2.2	99.2	$1.0	45.0	$(1,737.2)	$508.0	$1,416.2	$(75.5)	$—	$112.5
Adoption of accounting standards effective January 1, 2018							(2.9)	(0.5)		(3.4)
Net income							45.9			45.9
Net loss attributable to non-controlling interest	(1.8)								(0.1)	(0.1)
Acquisition of non-controlling interest in subsidiary									1.3	1.3
Adjustment to pension liability, net of tax								(0.1)		(0.1)
Foreign currency adjustments								(11.1)		(11.1)
Exercise of stock options				(0.1)	1.0	1.6				2.6
Issuances of PRSUs, RSUs, and DSUs				(0.1)	2.3	(2.3)				—
Treasury stock repurchased				0.1	(3.0)					(3.0)
Amortization of unearned stock-based compensation						13.1				13.1
Balance, June 30, 2018	$0.4	99.2	$1.0	44.9	$(1,736.9)	$520.4	$1,459.2	$(87.2)	$1.2	$157.7

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions) (unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interest	$70.1	$44.0
Loss from discontinued operations, net of tax	1.6	8.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.5	41.8
Amortization of stock-based compensation	13.2	13.1
Non-cash lease expense	2.4	—
Amortization of deferred financing costs	1.2	1.2
Bad debt expense	4.6	1.7
Deferred income taxes	8.8	(2.4)
Dividends received from unconsolidated affiliates	2.3	3.7
Equity income in earnings of unconsolidated affiliates	(6.5)	(7.7)
Foreign currency adjustments and other	(6.3)	(2.9)
Changes in operating assets and liabilities	(89.0)	(83.3)
Net cash provided by operating activities from continuing operations	45.9	17.4

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(39.9)	(40.5)
Acquisitions, net of cash acquired	(17.1)	—
Other	10.3	0.6
Net cash used in investing activities from continuing operations	(46.7)	(39.9)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	509.2	732.2
Repayments of borrowings under long-term debt obligations	(509.8)	(697.8)
Proceeds from exercise of stock options	5.5	2.6
Treasury stock repurchased	(5.5)	(3.0)
Other	(3.4)	(3.4)
Net cash (used in) provided by financing activities from continuing operations	(4.0)	30.6

Net cash (used in) provided by continuing operations	(4.8)	8.1

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows	(2.0)	(15.8)
Investing cash flows	—	(0.1)
Financing cash flows	—	—
Net cash used in discontinued operations	(2.0)	(15.9)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.7)	(1.5)
Decrease in cash and cash equivalents	(7.5)	(9.3)
CASH AND CASH EQUIVALENTS, beginning of period	45.8	41.9
CASH AND CASH EQUIVALENTS, end of period	38.3	32.6
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	1.6
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$38.3	$31.0

Supplemental cash flow information:
Cash paid during the period for:
Interest	$45.9	$45.3
Income taxes, net of refunds	35.2	17.9
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

The Company has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's carrying value in its equity method investments of $24.6 million and $22.5 million at June 30, 2019 and December 31, 2018, respectively, is recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s equity in the net income and losses of these investments is recorded as equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and include all of the information and disclosures required by generally accepted accounting principles in the United States ("GAAP") for interim financial reporting. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements of the Company and related footnotes for the year ended December 31, 2018, included in the 2018 Annual Report filed with the Securities and Exchange Commission on February 25, 2019.

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

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded within the Condensed Consolidated Balance Sheet and are expensed on a straight-line basis over the lease term within the Condensed Consolidated Statement of Income. The lease term is determined by assuming the exercise of renewal options that are reasonably certain. As most leases do not provide an implicit interest rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. When contracts contain lease and non-lease components, the Company generally accounts for both components as a single lease component.

The adoption of ASC 842 resulted in the recognition of right-of-use assets of $197.2 million and operating lease liabilities of $203.3 million as of January 1, 2019. Results for reporting periods beginning prior to January 1, 2019 continue to be reported in accordance with our historical accounting treatment. The adoption of ASC 842 did not have a material impact on the Company's results of operations, cash flows or debt covenants. For additional information, see Note 8, "Leases" of the Condensed Consolidated Financial Statements.
(c) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method, and consist of the following:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

	June 30,	December 31,
(in millions)	2019	2018
Finished goods	$143.4	$148.9
Work-in-process	11.0	11.8
Raw materials and supplies	88.7	61.6
	$243.1	$222.3

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

The Company had the following activity for sales returns from December 31, 2018 to June 30, 2019:

(in millions)
Balance as of December 31, 2018	$34.3
Amounts accrued	52.0
Returns charged to accrual	(49.4)
Balance as of June 30, 2019	$36.9

As of June 30, 2019 and December 31, 2018, $24.6 million and $22.0 million of accrued sales returns are included as a component of accrued expenses and other current liabilities and $12.3 million and $12.3 million, of accrued sales returns are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The Company had the following activity for its accrued warranty expense from December 31, 2018 to June 30, 2019:

(in millions)
Balance as of December 31, 2018	$36.4
Amounts accrued	14.3
Warranties charged to accrual	(13.1)
Balance as of June 30, 2019	$37.6

As of June 30, 2019 and December 31, 2018, $15.5 million and $14.9 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $22.1 million and $21.5 million of accrued warranty expense is included in other non-current liabilities in the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(f) Allowance for Doubtful Accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $50.9 million and $47.6 million as of June 30, 2019 and December 31, 2018, respectively.

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

(3) Revenue Recognition

Disaggregation of Revenue

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$528.5	$103.7	$632.2	$1,030.3	$217.8	$1,248.1
Direct	59.6	31.0	90.6	101.8	63.8	165.6
Net sales	$588.1	$134.7	$722.8	$1,132.1	$281.6	$1,413.7

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding products	$554.2	$108.4	$662.6	$1,068.6	$223.8	$1,292.4
Other products	33.9	26.3	60.2	63.5	57.8	121.3
Net sales	$588.1	$134.7	$722.8	$1,132.1	$281.6	$1,413.7

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$533.7	$—	$533.7	$1,030.9	$—	$1,030.9
Canada	54.4	—	54.4	101.2	—	101.2
International	—	134.7	134.7	—	281.6	281.6
Net sales	$588.1	$134.7	$722.8	$1,132.1	$281.6	$1,413.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$494.3	$107.3	$601.6	$948.3	$236.4	$1,184.7
Direct	33.5	24.8	58.3	64.5	48.1	112.6
Net sales	$527.8	$132.1	$659.9	$1,012.8	$284.5	$1,297.3

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding products	$497.4	$103.9	$601.3	$949.7	$227.6	$1,177.3
Other products	30.4	28.2	58.6	63.1	56.9	120.0
Net sales	$527.8	$132.1	$659.9	$1,012.8	$284.5	$1,297.3

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$477.7	$—	$477.7	$917.9	$—	$917.9
Canada	50.1	—	50.1	94.9	—	94.9
International	—	132.1	132.1	—	284.5	284.5
Net sales	$527.8	$132.1	$659.9	$1,012.8	$284.5	$1,297.3

The North America and International segments sell product through two channels: Wholesale and Direct. The Wholesale channel includes all product sales to third party retailers, including third party distribution, hospitality and healthcare. The Direct channel includes product sales through company-owned stores, e-commerce and call centers. The North America and International segments classify products into two major categories: Bedding and Other. Bedding products include mattresses, foundations and adjustable foundations. Other products include pillows, mattress covers, sheets, cushions and various other comfort products.

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

(4) Discontinued Operations

The Company presents the financial position and results of operations of certain businesses in the Latin American region as discontinued operations in the accompanying Condensed Consolidated Financial Statements. In December 2018, the Company divested of the net assets of certain subsidiaries in the Latin American region.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Components of amounts reflected in the Condensed Consolidated Statements of Income related to discontinued operations are presented in the following table for each of the periods ended June 30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$—	$9.8	$0.2	$20.4
Cost of sales	—	6.5	0.2	13.9
Gross profit	—	3.3	—	6.5
Selling and marketing expenses	—	4.1	0.1	7.6
General, administrative and other expenses	1.2	1.7	1.8	3.2
Operating loss	(1.2)	(2.5)	(1.9)	(4.3)

Interest expense (income), net and other	—	3.1	(0.3)	4.1

Loss from discontinued operations before income taxes	(1.2)	(5.6)	(1.6)	(8.4)
Income tax provision	—	0.2	—	0.2
Net loss from discontinued operations, net of tax	$(1.2)	$(5.4)	$(1.6)	$(8.2)

(5) Acquisitions

Acquisition of Innovative Mattress Solutions, LLC ("iMS")

On January 11, 2019, iMS filed for bankruptcy and the Company provided debtor-in-possession financing in connection with the iMS Chapter 11 proceedings. On April 1, 2019, the Company acquired substantially all of the net assets of iMS in a transaction valued at approximately $24 million, including assumed liabilities of approximately $11 million as of March 31, 2019 (referred to as the "Sleep Outfitters Acquisition"). The acquisition of this regional bedding retailer furthers the Company’s North American retail strategy, which is focused on meeting customer demand through geographic representation and sales expertise.

The Company accounted for this transaction as a business combination. Total cash consideration was $13.2 million, less cash acquired of $5.1 million, resulting in a purchase price of $8.1 million. The preliminary allocation of the purchase price is based on estimates of the fair values of the assets acquired and liabilities assumed as of April 1, 2019, which primarily includes the following:

(in millions)
Working capital (accounts receivable and inventory, net of accounts payable and accrued liabilities)	$(2.3)
Property and equipment	5.0
Goodwill	2.1
Other intangible assets	3.3
Operating lease right-of-use assets	28.5
Long-term operating lease liabilities	(28.5)
Net purchase price	$8.1

Goodwill is calculated as the excess of the purchase price over the net assets acquired and primarily represents the growth opportunities and synergistic benefits to be realized from the acquisition.  The goodwill is deductible for income tax purposes and will be included within the North American reporting unit for goodwill impairment assessments.
As a result of the acquisition, the Company acquired trade names and customer database of $3.3 million.
Acquisition in the International segment

On April 1, 2019, the Company acquired the net assets of an entity in the International segment. The acquisition was valued at $7.1 million, and the purchase price allocation primarily included working capital, property, plant and equipment and inventory. Additionally, the Company recognized goodwill of $2.9 million and other intangible assets of $2.9 million.
(6) Goodwill
The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2018	$571.1	151.9	$723.0
Goodwill resulting from acquisitions	2.1	5.4	7.5
Foreign currency translation and other	2.5	(0.7)	1.8
Balance as of June 30, 2019	$575.7	$156.6	$732.3

(7) Debt

Debt for the Company consists of the following:

	June 30, 2019		December 31, 2018
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2016 Credit Agreement
Term A Facility	$435.0	(1)	$525.0	(2)	April 6, 2021
Revolver	—	(1)	—	(2)	April 6, 2021
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
Securitized debt	93.9	(3)	9.1	(3)	April 6, 2021
Finance/capital lease obligations (4)	65.9		66.7		Various
Other	7.7		3.0		Various
Total debt	1,652.5		1,653.8
Less: deferred financing costs	6.9		7.6
Total debt, net	1,645.6		1,646.2
Less: current portion	60.1		47.1
Total long-term debt, net	$1,585.5		$1,599.1

(1)	Interest at LIBOR plus applicable margin of 1.75% as of June 30, 2019.
(2)	Interest at LIBOR plus applicable margin of 2.00% as of December 31, 2018.
(3)	Interest at one month LIBOR index plus 80 basis points.
(4)	Finance/capital lease obligations are a non-cash financing activity.

2016 Credit Agreement

On April 6, 2016, the Company entered into the 2016 Credit Agreement with a syndicate of banks. The 2016 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. As of June 30, 2019, domestic qualified cash was $20.7 million and foreign qualified cash was $9.4 million. During the six months ended June 30, 2019, the Company prepaid $75.0 million on the Term A Facility.

The Company was in compliance with all applicable covenants as of June 30, 2019.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Securitized Debt

On April 12, 2017, the Company and certain of its subsidiaries entered into a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended, the "Accounts Receivable Securitization"). On April 5, 2019, the Company and its subsidiaries entered into a new amendment to the Accounts Receivable Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 6, 2021.

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

	Fair Value
(in millions)	June 30, 2019	December 31, 2018
2023 Senior Notes	$466.2	$435.6
2026 Senior Notes	623.4	549.3

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

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheet as of June 30, 2019:

(in millions)		June 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$228.1
Finance lease assets	Property, plant and equipment, net	57.3
Total leased assets		$285.4

Liabilities
Short-term:
Operating lease obligations	Accrued expenses and other current liabilities	$49.0
Finance lease obligations	Current portion of long-term debt	7.5
Long-term:
Operating lease obligations	Long-term operating lease obligations	186.7
Finance lease obligations	Long-term debt, net	58.4
Total lease obligations		$301.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes the classification of lease expense in the Company's Condensed Consolidated Statement of Income for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2019	June 30, 2019
Operating lease expense (1)	$22.2	$41.2
Finance lease expense:
Amortization of right-of-use assets	2.3	4.2
Interest on lease obligations	1.2	2.4
Total lease expense	$25.7	$47.8

(1)	Includes short-term leases and variable lease expenses, which are immaterial.

The following table sets forth the scheduled maturities of lease obligations as of June 30, 2019:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2019 (excluding the six months ended June 30, 2019)	$32.1	$5.8	$37.9
2020	56.0	11.7	67.7
2021	47.3	11.4	58.7
2022	39.9	9.5	49.4
2023	31.0	7.6	38.6
Thereafter	75.9	43.3	119.2
Total lease payments	282.2	89.3	371.5
Less: Interest	46.5	23.4	69.9
Present value of lease obligations	$235.7	$65.9	$301.6

The following table provides lease term and discount rate information related to operating and finance leases as of June 30, 2019:

June 30, 2019
Weighted average remaining lease term (years):
Operating leases	6.29
Finance leases	9.63

Weighted average discount rate:
Operating leases	5.50%
Finance leases	6.32%

The following table provides supplemental information related to the Company's Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019:

Six Months Ended
(in millions)	June 30, 2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases	$27.8
Financing cash flows paid for finance leases	3.3

Right-of-use assets obtained in exchange for new operating lease obligations	$55.0

(9) Stockholders' Equity

(a) Common and Preferred Stock. Tempur Sealy International has 300.0 million authorized shares of common stock with $0.01 per share par value and 10.0 million authorized shares of preferred stock with $0.01 per share par value. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time to time by the Company's Board of Directors (the "Board") out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(b) Treasury Stock. As of June 30, 2019, the Company had approximately $224.6 million remaining under the existing share repurchase authorization for repurchases of Tempur Sealy International's common stock. The Company repurchased 24,170 shares for approximately $1.5 million and 39,901 shares for approximately $2.3 million during the three and six months ended June 30, 2019, respectively. The Company did not repurchase any shares during the three and six months ended June 30, 2018.

In addition, the Company acquired an insignificant amount of shares upon the vesting of certain restricted stock units ("RSUs"), which were withheld to satisfy tax withholding obligations during each of the three and six months ended June 30, 2019 and 2018. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day thereafter, resulting in approximately $0.3 million and $0.1 million in treasury stock acquired during the three months ended June 30, 2019 and 2018, respectively. The Company acquired approximately $3.2 million and $3.0 million in treasury stock during the six months ended June 30, 2019 and 2018, respectively.

(c) AOCL. AOCL consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Foreign Currency Translation
Balance at beginning of period	$(87.7)	$(67.8)	$(91.7)	$(72.8)
Other comprehensive loss:
Foreign currency translation adjustments (1)	3.0	(16.1)	7.0	(11.1)
Balance at end of period	$(84.7)	$(83.9)	$(84.7)	$(83.9)

Pensions
Balance at beginning of period	$(3.6)	$(3.3)	$(3.6)	$(2.7)
Other comprehensive loss:
Net change from period revaluations, net of tax	—	—	—	—
Tax expense (2)	—	—	—	—
Total other comprehensive income before reclassifications, net of tax	$—	$—	$—	$—
Net amount reclassified to earnings (1)	—	—	—	—
U.S. tax reform - reclassification to retained earnings upon adoption of ASU No. 2018-02	—	—	—	(0.5)
Tax benefit (2)	—	—	—	(0.1)
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—	$—	$(0.6)
Total other comprehensive loss	—	—	—	(0.6)
Balance at end of period	$(3.6)	$(3.3)	$(3.6)	$(3.3)

(1)	In 2019 and 2018, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision in the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(10) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Taxes	$135.5	$136.8
Advertising	57.3	46.1
Wages and benefits	54.3	43.7
Operating lease obligations	49.0	—
Sales returns	24.6	22.0
Warranty	15.5	14.9
Rebates	9.2	11.6
Other	91.0	84.1
	$436.4	$359.2

(11) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 included performance restricted stock units ("PRSUs"), non-qualified stock options, RSUs and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
PRSU expense	$0.4	$0.7	$0.7	$1.5
Option expense	1.2	1.9	2.4	3.8
RSU/DSU expense	5.0	4.2	10.1	7.8
Total stock-based compensation expense	$6.6	$6.8	$13.2	$13.1

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
At June 30, 2019, the Company had 1.6 million PRSUs granted in 2018 outstanding that will vest if the Company achieves a certain level of Adjusted EBITDA during four consecutive fiscal quarters as described below (the "2019 Aspirational Plan PRSUs"). The 2019 Aspirational Plan PRSUs will vest based on the highest Adjusted EBITDA for any four consecutive fiscal quarter period ending between (and including) March 31, 2018 and December 31, 2019 (the "First Designated Period"). If the highest Adjusted EBITDA in the First Designated Period is $600.0 million, 66% will vest; if the highest Adjusted EBITDA equals or exceeds $650.0 million, then 100% will vest; if the highest Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if the highest Adjusted EBITDA is less than $600.0 million then one-half of the 2019 Aspirational Plan PRSUs will no longer be available for vesting based on performance and the remaining one-half will remain available for vesting based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2020 and December 31, 2020 (the "Second Designated Period"). If the highest Adjusted EBITDA in the Second Designated Period is $600.0 million then 66% of the remaining 2019 Aspirational Plan PRSUs will vest; if the Adjusted EBITDA is $650.0 million or more 100% will vest; if Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if Adjusted EBITDA is below $600.0 million then all of the remaining 2019 Aspirational Plan PRSUs will be forfeited. Adjusted EBITDA is defined for purposes of the 2019 Aspirational PRSUs as the Company’s "Consolidated EBITDA" as such term is defined in the 2016 Credit Agreement.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company did not record any stock-based compensation expense related to the 2019 Aspirational Plan PRSUs during the three and six months ended June 30, 2019, as it is not considered probable that the Company will achieve the specified performance target for either the First Designated Period or Second Designated Period. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for the First Designated Period is $93.3 million, which would be a non-cash expense over the remaining service period if achievement of the performance condition becomes probable.
(12) Commitments and Contingencies

(a) Myla Gardner v. Scott L. Thompson, Barry A. Hytinen, Evelyn S. Dilsaver, John A. Heil, Jon L. Luther, Usman Nabi, Richard W. Neu, Robert B. Trussell, Jr. and Tempur Sealy International, Inc., filed July 10, 2017; Joseph L. Doherty v. Scott L. Thompson, Barry A. Hytinen, Evelyn S. Dilsaver, John A. Heil, Jon L. Luther, Usman Nabi, Richard W. Neu, Robert B. Trussell, Jr. and Tempur Sealy International, Inc., filed July 20, 2017; and Paul Onesti v. Scott L. Thompson, Barry A. Hytinen, Evelyn S. Dilsaver, John A. Heil, Jon L. Luther, Usman Nabi, Richard W. Neu, Robert B. Trussell, Jr. and Tempur Sealy International, Inc., filed July 21, 2017.

During July 2017, three putative shareholder derivative suits were filed against the Company, each member of its Board and two of its officers. Each complaint alleges that the Board and officers caused the Company to make materially false and misleading statements regarding its business and financial prospects, including those with one of its retailers, Mattress Firm, which was a violation of the fiduciary duties they owed to the Company. The Plaintiffs in each of the cases agreed to stay their respective actions until after a decision was rendered on the Motion to Dismiss in a suit filed on March 24, 2017 against Tempur Sealy International, Inc. and two of its officers on behalf of a proposed class of stockholders (the "Buehring Case"). Following the Company's Motion to Dismiss in the Buehring Case being granted in March 2019, the plaintiffs in each of these cases voluntarily dismissed their lawsuits. As such, the cases are now closed.

(b) Other. The Company is involved in various other legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such other pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

(13) Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2019 and 2018 was 27.0% and 24.9%, respectively. The Company’s income tax rate for the six months ended June 30, 2019 and 2018 was 31.3% and 26.5%, respectively. The Company's income tax rate for the three and six months ended June 30, 2019 and 2018 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., GILTI earned by the Company’s foreign subsidiaries), certain foreign income tax rate differentials, state and local taxes, changes in the Company’s uncertain tax positions, the excess tax deficiency (or benefit) related to stock-based compensation and certain other permanent items.

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

During 2018, the Company reached agreements with both SKAT and the U.S. Internal Revenue Service ("IRS") (the "Settlement") with respect to the adjusted amount of royalties for tax years 2001 through 2011. The Company and SKAT are currently discussing the appropriate administrative process required to implement the Settlement as it relates to both tax and interest. During this process, the Company continues to maintain a liability on its balance sheet for tax and interest under the terms of the Settlement. At June 30, 2019 and December 31, 2018, the Danish liability related to the Settlement is DKK 847.3 million (approximately $129.0 million and $130.0 million using the applicable exchange rates at June 30, 2019 and December 31, 2018, respectively) and is included in accrued expenses and other current liabilities within the Company’s Condensed Consolidated Balance Sheet. At June 30, 2019 and December 31, 2018, respectively the Company had on deposit with SKAT DKK 970.1 million (approximately $147.8 million using the applicable exchange rate at June 30, 2019) and DKK 962.3 million (approximately $147.7 million using the applicable exchange rate at December 31, 2018) for the satisfaction of the anticipated liability for both tax and interest once the administrative process is concluded. The deposit held by SKAT is included in "Prepaid expenses and other current assets" within the Company's Condensed Consolidated Balance Sheet.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

SKAT has issued preliminary income tax assessments for the years 2012 through 2017, asserting an increase in the royalty earned by the Danish subsidiary. The Company expects to continue to receive preliminary income tax assessments from SKAT for the tax years 2018 and forward, asserting the royalties paid by the U.S. to the Danish subsidiary were too low, which the Company disputes.

The Company entered into the Advance Pricing Agreement program (the "APA Program") for the tax years 2012 through 2022 (the "Post-2011 Years") in which the IRS, on the Company’s behalf, will negotiate directly with SKAT for a mutually agreeable royalty due from the U.S. subsidiary to the Danish Subsidiary (the "APA"). That APA is in the early stages of negotiations. Such negotiations are not expected to be concluded in the near term. The Company anticipates such negotiations will result in an increase in the amount of royalties due from the U.S subsidiary to the Danish subsidiary (the "Post-2011 Years Adjustment") for the years 2012 - 2018 as well as the six month period ended June 30, 2019 (the "2012 to Current Period"). It is expected that the Post-2011 Years Adjustment will result in additional income tax in Denmark and a reduction of tax in the United States for the 2012 to Current Period. Consequently, the Company maintains an uncertain income tax liability for its estimate of the potential Danish income tax liability and a deferred tax asset for the associated United States tax benefit for the Post-2011 Years Adjustment. As of June 30, 2019 and December 31, 2018, the Company had accrued Danish tax and interest for Post-2011 Years of approximately DKK 246.2 million and DKK 230.3 million ($37.5 million and $35.3 million using the applicable exchange rates at June 30, 2019 and December 31, 2018, respectively) as an uncertain income tax liability, which is included in other non-current liabilities on the Company's Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018. The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish tax for the Post-2011 Years as of June 30, 2019 and December 31, 2018 is approximately $5.5 million and $4.2 million, respectively.

The Company’s uncertain income tax position associated with the Danish Tax Matter is derived using the cumulative probability analysis with possible outcomes based on the Company's updated evaluation of the facts and circumstances regarding this matter and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards as required by GAAP, taking into account both the U.S. and Danish income tax implications of such outcomes. Both the uncertain income tax position and the deferred tax asset discussed herein reflects the Company’s best judgment of the facts, circumstances and information available through June 30, 2019. If the Company is not successful in resolving the Danish Tax Matter for the Post-2011 Years or there is a change in facts and circumstances, the Company may be required to further increase its uncertain income tax position associated with this matter, or decrease its deferred tax asset, also related to this matter, which could have a material impact on the Company's reported earnings.

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at June 30, 2019 and December 31, 2018 would be $98.5 million and $91.4 million (exclusive of interest and penalties and translated at the applicable exchange rates), respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. It is reasonably possible that there could be material changes to the amount of uncertain income tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, including the Danish tax matter, or the expiration of applicable statute of limitations; however, the Company is not able to estimate the impact of these items at this time.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(14) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per common share amounts)	2019	2018	2019	2018
Numerator:
Income from continuing operations, net of loss attributable to non-controlling interest	$42.8	$28.2	$71.6	$54.1

Denominator:
Denominator for basic earnings per common share-weighted average shares	54.7	54.4	54.7	54.4
Effect of dilutive securities:
Employee stock-based compensation	1.3	0.5	0.9	0.6
Denominator for diluted earnings per common share-adjusted weighted average shares	56.0	54.9	55.6	55.0

Basic earnings per common share for continuing operations	$0.78	$0.52	$1.31	$0.99

Diluted earnings per common share for continuing operations	$0.76	$0.52	$1.29	$0.98

The Company excluded 1.1 million and 1.6 million shares issuable upon exercise of outstanding stock options for the three months ended June 30, 2019 and 2018, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. The Company excluded 1.1 million and 1.6 million shares issuable upon exercise of outstanding stock options for the six months ended June 30, 2019 and 2018, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive.
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

The following table summarizes total assets by segment:

(in millions)	June 30, 2019	December 31, 2018
North America	$3,129.5	$2,788.1
International	631.2	604.8
Corporate	$525.7	$569.0
Inter-segment eliminations	(1,239.7)	(1,246.5)
Total assets	$3,046.7	$2,715.4

     The following table summarizes property, plant and equipment, net by segment:

(in millions)	June 30, 2019	December 31, 2018
North America	$324.3	$317.5
International	52.9	51.1
Corporate	52.8	52.2
Total property, plant and equipment, net	$430.0	$420.8

The following table summarizes segment information for the three months ended June 30, 2019:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$588.1	$134.7	$—	$—	$722.8

Inter-segment sales	$0.9	$0.1	$—	$(1.0)	$—
Inter-segment royalty expense (income)	1.0	(1.0)	—	—	—
Gross profit	240.0	73.4	—	—	313.4
Operating income (loss)	80.1	27.4	(26.5)	—	81.0
Income (loss) from continuing operations before income taxes	78.6	23.2	(43.3)	—	58.5

Depreciation and amortization (1)	$15.6	$3.5	$9.5	$—	$28.6
Capital expenditures	14.4	3.1	3.3	—	20.8

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the three months ended June 30, 2018:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$527.8	$132.1	$—	$—	$659.9

Inter-segment sales	$0.6	$—	$—	$(0.6)	$—
Inter-segment royalty expense (income)	0.8	(0.8)	—	—	—
Gross profit	203.4	69.4	—	—	272.8
Operating income (loss)	64.2	20.9	(27.1)	—	58.0
Income (loss) from continuing operations before income taxes	63.4	18.3	(46.3)	—	35.4

Depreciation and amortization (1)	$13.8	$3.3	$10.7	$—	$27.8
Capital expenditures	14.1	3.1	1.5	—	18.7

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information for the six months ended June 30, 2019:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,132.1	$281.6	$—	$—	$1,413.7

Inter-segment sales	$1.9	$0.4	$—	$(2.3)	$—
Inter-segment royalty expense (income)	2.0	(2.0)	—	—	—
Gross profit	444.4	150.8	—	—	595.2
Operating income (loss)	144.4	52.6	(55.5)	—	141.5
Income (loss) from continuing operations before income taxes	141.0	53.0	(89.6)	—	104.4

Depreciation and amortization (1)	$30.6	$6.8	$19.3	$—	$56.7
Capital expenditures	27.3	6.0	6.6	—	39.9

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the six months ended June 30, 2018:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,012.8	$284.5	$—	$—	$1,297.3

Inter-segment sales	$1.2	$0.2	$—	$(1.4)	$—
Inter-segment royalty expense (income)	1.3	(1.3)	—	—	—
Gross profit	387.4	150.1	—	—	537.5
Operating income (loss)	118.1	49.7	(54.1)	—	113.7
Income (loss) from continuing operations before income taxes	115.2	47.6	(91.8)	—	71.0

Depreciation and amortization (1)	$27.2	$6.9	$20.8	$—	$54.9
Capital expenditures	30.9	6.0	3.6	—	40.5

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	June 30, 2019	December 31, 2018
United States	$358.4	$350.7
Canada	18.7	19.1
Other International	52.9	51.0
Total property, plant and equipment, net	$430.0	$420.8
Total International	$71.6	$70.1

The following table summarizes net sales by geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
United States	$533.7	$477.7	$1,030.9	$917.9
Canada	54.4	50.1	101.2	94.9
Other International	134.7	132.1	281.6	284.5
Total net sales	$722.8	$659.9	$1,413.7	$1,297.3
Total International	$189.1	$182.2	$382.8	$379.4

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

The following supplemental financial information presents the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2019 and 2018, the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended June 30, 2019
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$550.3	$187.9	$(15.4)	$722.8
Cost of sales	—	318.0	106.8	(15.4)	409.4
Gross profit	—	232.3	81.1	—	313.4
Selling and marketing expenses	2.7	114.8	45.8	—	163.3
General, administrative and other expenses	4.2	55.8	13.9	(1.2)	72.7
Equity income in earnings of unconsolidated affiliates	—	—	(3.6)	—	(3.6)
Operating (loss) income	(6.9)	61.7	25.0	1.2	81.0

Other expense, net:
Third party interest expense, net	14.1	6.9	1.5	—	22.5
Intercompany interest (income) expense, net	(2.5)	3.2	(0.7)	—	—
Interest expense, net	11.6	10.1	0.8	—	22.5
Other (income) expense, net	—	(3.7)	3.7	—	—
Total other expense, net	11.6	6.4	4.5	—	22.5

Income from equity investees	56.3	14.3	—	(70.6)	—

Income from continuing operations before income taxes	37.8	69.6	20.5	(69.4)	58.5
Income tax benefit (provision)	3.7	(13.3)	(6.2)	—	(15.8)
Income from continuing operations	41.5	56.3	14.3	(69.4)	42.7
Loss from discontinued operations, net of tax	—	—	—	(1.2)	(1.2)
Net income before non-controlling interest	41.5	56.3	14.3	(70.6)	41.5
Less: Net income attributable to non-controlling interest	(0.1)	—	(0.1)	0.1	(0.1)
Net income attributable to Tempur Sealy International, Inc.	$41.6	$56.3	$14.4	$(70.7)	$41.6

Comprehensive income attributable to Tempur Sealy International, Inc.	$44.6	$55.5	$18.2	$(73.7)	$44.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended June 30, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$482.7	$202.9	$(25.7)	$659.9
Cost of sales	—	289.4	120.1	(22.4)	387.1
Gross profit	—	193.3	82.8	(3.3)	272.8
Selling and marketing expenses	2.1	103.5	51.8	(4.1)	153.3
General, administrative and other expenses	5.0	45.6	16.4	(1.7)	65.3
Equity income in earnings of unconsolidated affiliates	—	—	(3.8)	—	(3.8)
Operating (loss) income	(7.1)	44.2	18.4	2.5	58.0

Other expense, net:
Third party interest expense, net	14.9	7.5	2.1	(1.3)	23.2
Intercompany interest (income) expense, net	(1.7)	2.1	(0.4)	—	—
Interest expense, net	13.2	9.6	1.7	(1.3)	23.2
Other (income) expense, net	—	(3.5)	4.7	(1.8)	(0.6)
Total other expense, net	13.2	6.1	6.4	(3.1)	22.6

Income from equity investees	37.2	7.8	—	(45.0)	—

Income from continuing operations before income taxes	16.9	45.9	12.0	(39.4)	35.4
Income tax benefit (provision)	4.3	(8.7)	(4.2)	(0.2)	(8.8)
Income from continuing operations	21.2	37.2	7.8	(39.6)	26.6
Loss from discontinued operations, net of tax	—	—	—	(5.4)	(5.4)
Net income before non-controlling interest	21.2	37.2	7.8	(45.0)	21.2
Less: Net loss attributable to non-controlling interest	(1.6)	—	(1.6)	1.6	(1.6)
Net income attributable to Tempur Sealy International, Inc.	$22.8	$37.2	$9.4	$(46.6)	$22.8

Comprehensive income attributable to Tempur Sealy International, Inc.	$6.7	$36.9	$(6.7)	$(30.2)	$6.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2019
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations		Consolidated
Net sales	$—	$1,064.2	$381.2	$(31.7)		$1,413.7
Cost of sales	—	634.3	215.9	(31.7)		818.5
Gross profit	—	429.9	165.3	—		595.2
Selling and marketing expenses	5.5	216.1	95.3	(0.1)		316.8
General, administrative and other expenses	8.5	108.5	28.2	(1.8)		143.4
Equity income in earnings of unconsolidated affiliates	—	—	(6.5)	—		(6.5)
Operating (loss) income	(14.0)	105.3	48.3	1.9		141.5
						—
Other expense, net:
Third party interest expense, net	28.2	14.5	2.2	—		44.9
Intercompany interest (income) expense, net	(5.1)	5.4	(0.3)	—		—
Interest expense, net	23.1	19.9	1.9	—		44.9
Other income, net	—	(6.6)	(1.5)	0.3	—	(7.8)
Total other expense, net	23.1	13.3	0.4	0.3		37.1

Income from equity investees	100.5	36.4	—	(136.9)		—

Income from continuing operations before income taxes	63.4	128.4	47.9	(135.3)		104.4
Income tax benefit (provision)	6.7	(27.9)	(11.5)	—		(32.7)
Income from continuing operations	70.1	100.5	36.4	(135.3)		71.7
Loss from discontinued operations, net of tax	—	—	—	(1.6)		(1.6)
Net income before non-controlling interest	70.1	100.5	36.4	(136.9)		70.1
Less: Net income attributable to non-controlling interest	0.1	—	0.1	(0.1)		0.1
Net income attributable to Tempur Sealy International, Inc.	$70.0	$100.5	$36.3	$(136.8)		$70.0

Comprehensive income attributable to Tempur Sealy International, Inc.	$77.0	$102.0	$41.8	$(143.8)		$77.0

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Six Months Ended June 30, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$923.3	$427.7	$(53.7)	$1,297.3
Cost of sales	—	555.8	251.2	(47.2)	759.8
Gross profit	—	367.5	176.5	(6.5)	537.5
Selling and marketing expenses	4.0	196.6	105.7	(7.6)	298.7
General, administrative and other expenses	9.7	93.0	33.3	(3.2)	132.8
Equity income in earnings of unconsolidated affiliates	—	—	(7.7)	—	(7.7)
Operating (loss) income	(13.7)	77.9	45.2	4.3	113.7

Other expense, net:
Third party interest expense, net	29.9	14.5	3.0	(1.5)	45.9
Intercompany interest (income) expense, net	(3.6)	3.9	(0.3)	—	—
Interest expense, net	26.3	18.4	2.7	(1.5)	45.9
Other (income) expense, net	—	(5.8)	5.2	(2.6)	(3.2)
Total other expense, net	26.3	12.6	7.9	(4.1)	42.7

Income from equity investees	76.3	26.8	—	(103.1)	—

Income from continuing operations before income taxes	36.3	92.1	37.3	(94.7)	71.0
Income tax benefit (provision)	7.7	(15.8)	(10.5)	(0.2)	(18.8)
Income from continuing operations	44.0	76.3	26.8	(94.9)	52.2
Loss from discontinued operations, net of tax	—	—	—	(8.2)	(8.2)
Net income before non-controlling interest	44.0	76.3	26.8	(103.1)	44.0
Less: Net loss attributable to non-controlling interest	(1.9)	—	(1.9)	1.9	(1.9)
Net income attributable to Tempur Sealy International, Inc.	$45.9	$76.3	$28.7	$(105.0)	$45.9

Comprehensive income attributable to Tempur Sealy International, Inc.	$34.2	$75.4	$17.6	$(93.0)	$34.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
June 30, 2019
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$13.5	$24.8	$—	$38.3
Accounts receivable, net	0.1	17.0	310.2	59.0	386.3
Inventories	—	180.2	62.9	—	243.1
Prepaid expenses and other current assets	286.3	61.1	159.3	(282.7)	224.0
Total Current Assets	286.4	271.8	557.2	(223.7)	891.7
Property, plant and equipment, net	—	358.4	71.6	—	430.0
Goodwill	—	510.9	221.4	—	732.3
Other intangible assets, net	—	570.8	79.8	—	650.6
Operating lease right-of-use assets	—	179.7	48.4	—	228.1
Deferred income taxes	14.1	—	12.6	(14.2)	12.5
Other non-current assets	—	53.9	47.6	—	101.5
Net investment in subsidiaries	752.7	184.2	—	(936.9)	—
Due from affiliates	423.0	152.8	13.2	(589.0)	—
Total Assets	$1,476.2	$2,282.5	$1,051.8	$(1,763.8)	$3,046.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$126.2	$50.3	$59.0	$235.5
Accrued expenses and other current liabilities	6.8	217.2	212.4	—	436.4
Current portion of long-term debt	—	52.4	7.7	—	60.1
Income taxes payable	—	279.9	9.5	(282.7)	6.7
Total Current Liabilities	6.8	675.7	279.9	(223.7)	738.7
Long-term debt, net	1,043.7	447.7	94.1	—	1,585.5
Long-term operating lease obligations	—	153.3	33.4	—	186.7
Deferred income taxes	—	115.2	16.0	(14.2)	117.0
Other non-current liabilities	1.3	56.5	55.1	—	112.9
Due to affiliates	118.5	81.4	389.1	(589.0)	—
Total Liabilities	1,170.3	1,529.8	867.6	(826.9)	2,740.8

Total Stockholders' Equity	305.9	752.7	184.2	(936.9)	305.9
Total Liabilities and Stockholders’ Equity	$1,476.2	$2,282.5	$1,051.8	$(1,763.8)	$3,046.7

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2019
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(24.3)	$63.6	$4.6	$2.0	$45.9

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	—	(33.5)	(6.4)	—	(39.9)
Acquisition of business	—	(9.0)	(8.1)	—	(17.1)
Other	—	0.1	10.2	—	10.3
Contributions received from (paid to) subsidiaries and affiliates	—	65.8	(65.8)	—	—
Net cash provided by (used in) investing activities from continuing operations	—	23.4	(70.1)	—	(46.7)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	—	161.9	347.3	—	509.2
Repayments of borrowings under long-term debt obligations	—	(251.9)	(257.9)	—	(509.8)
Net activity in investment in and advances from (to) subsidiaries and affiliates	24.2	13.6	(37.8)	—	—
Proceeds from issuance of stock options	5.5	—	—	—	5.5
Treasury stock repurchased	(5.5)	—	—	—	(5.5)
Other	—	(3.3)	(0.1)	—	(3.4)
Net cash provided by (used in) financing activities from continuing operations	24.2	(79.7)	51.5	—	(4.0)

Net cash (used in) provided by continuing operations	(0.1)	7.3	(14.0)	2.0	(4.8)

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows, net	—	—	—	(2.0)	(2.0)
Investing cash flows, net	—	—	—	—	—
Financing cash flows, net	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	(2.0)	(2.0)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(0.7)	—	(0.7)
(Decrease)/increase in cash and cash equivalents	(0.1)	7.3	(14.7)	—	(7.5)
CASH AND CASH EQUIVALENTS, beginning of period	0.1	6.2	39.5	—	45.8
CASH AND CASH EQUIVALENTS, end of period	$—	$13.5	$24.8	$—	$38.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(30.0)	$4.1	$27.5	$15.8	$17.4

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	—	(34.1)	(6.5)	0.1	(40.5)
Other	—	0.1	0.5	—	0.6
Contributions received from (paid to) subsidiaries and affiliates	—	50.9	(50.9)	—	—
Net cash provided by (used in) investing activities from continuing operations	—	16.9	(56.9)	0.1	(39.9)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	—	335.6	396.6	—	732.2
Repayments of borrowings under long-term debt obligations	—	(350.6)	(347.2)	—	(697.8)
Net activity in investment in and advances from (to) subsidiaries and affiliates	30.3	(4.3)	(26.0)	—	—
Proceeds from exercise of stock options	2.6	—	—	—	2.6
Treasury stock repurchased	(3.0)	—	—	—	(3.0)
Other	—	(2.7)	(0.7)	—	(3.4)
Net cash provided by (used in) financing activities from continuing operations	29.9	(22.0)	22.7	—	30.6

Net cash (used in) provided by continuing operations	(0.1)	(1.0)	(6.7)	15.9	8.1

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows, net	—	—	—	(15.8)	(15.8)
Investing cash flows, net	—	—	—	(0.1)	(0.1)
Financing cash flows, net	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	(15.9)	(15.9)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1.5)	—	(1.5)
Decrease in cash and cash equivalents	(0.1)	(1.0)	(8.2)	—	(9.3)
CASH AND CASH EQUIVALENTS, beginning of period	0.1	12.3	29.5	—	41.9
CASH AND CASH EQUIVALENTS, end of period	—	11.3	21.3	—	32.6
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	—	1.6	—	1.6
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$—	$11.3	$19.7	$—	$31.0

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and six months ended June 30, 2019, including the following topics:

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

General Business and Economic Conditions

Our business is affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and we expect the uncertainty to continue. Entry-level bedding imports from China significantly increased during 2018 and are competing against our value priced Sealy products in the U.S. market. We believe these imports are being sold below cost. In September 2018, we and other industry participants filed petitions with the U.S. International Trade Commission and the U.S. Department of Commerce, alleging that many of these Chinese imports are being dumped into the U.S. market at prices below cost. As a result of these petitions, the U.S. International Trade Commission and the U.S. Department of Commerce have commenced investigations. A preliminary determination was reached by the U.S. Department of Commerce in May 2019 imposing a range of tariffs on these imports from 69.30% to 84.64%.  A final determination in the case is expected in late 2019.

We are focused on developing our North America distribution network by opening more company-owned Tempur-Pedic stores and expanding our online availability. We currently expect to have approximately 60 company-owned Tempur-Pedic retail stores in operation by the end of 2019, with an ultimate target of 125 to 150 stores. We expect these stores to complement our existing third-party retail partners by increasing our products' brand awareness in the local markets. We also plan to expand our offerings in our own e-commerce platform and with third-party online retailers where our market share is still very low. Online bedding sales have increased significantly, as a growing segment of consumers prefer to purchase bedding products in this way. During the second quarter of 2019, we experienced strong growth in both our e-commerce business and our company-owned stores.

Our International operations were impacted by country specific conditions that challenged net sales in the second quarter of 2019. We expect these challenges to continue in the second half of 2019.

We continue to make strategic investments, which have recently included the introduction of new products; investments to increase our global brand awareness; investments in research and development and productivity initiatives; and various other actions aimed at further strengthening our business.

Supply Agreements with Mattress Firm, Inc. ("Mattress Firm"), Big Lots, Inc. ("Big Lots"), and Beter Bed Holding N.V. ("Beter Bed")

During the second quarter of 2019, we entered into a supply agreement with Mattress Firm to reintroduce Tempur-Pedic, Stearns & Foster and Sealy branded products into approximately 2,500 Mattress Firm stores across the United States. We expect to reintroduce our products into Mattress Firm stores beginning in the fourth quarter of 2019 and to complete the launch early in the first quarter of 2020. Additionally, we expanded our long-term supply agreement with Big Lots, a 1,400-store retailer, to primarily supply entry-level Sealy products. We expect to complete the launch of our Sealy products into Big Lots by the end of 2019.

As a result of these agreements, we expect significantly higher volume in our North America segment operations and anticipate certain investments during these launches, including hiring additional personnel. In the third quarter of 2019, we expect to incur additional costs of approximately $5 million associated with these investments, which will not be offset by incremental revenues in the period. The impact of these agreements to Adjusted EBITDA, which is a non-GAAP financial measure, for 2019 is not expected to be material; however, we expect significant incremental annual Adjusted EBITDA beginning in 2020.

Additionally, we recently extended our European retail distribution network by reaching a supply agreement with Beter Bed. The launch of new products with Beter Bed is expected to be complete by the end of 2019 and will initially include over 100 stores.

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

In the first half of 2019, foreign exchange rate fluctuations had a slightly unfavorable impact on our results of operations, which we expect to continue in the second half of 2019, as we expect the U.S. Dollar to remain strong relative to all major foreign currencies.

Gross Margins

During the second quarter of 2019, our gross margin was favorably impacted by improved merchandising mix due to the completion of our Tempur product launch, full realization of pricing actions implemented in 2018, continued efficiency efforts and expansion of our Direct channel. We expect merchandising mix will continue to be favorable. Demand for our Sealy products exceeded our expectations in North America during the second quarter of 2019, and we expect this to continue for the remainder of 2019.

In the first half of 2019, commodity cost inflation and tariffs unfavorably impacted our gross margin. As a result of these import tariffs, we implemented certain price increases on our adjustable bases imported from China. For the full year 2019, we expect the impact of commodities and tariffs to have a slightly favorable impact on our gross margin.

New Product Development and Introduction

Each year we invest significant time and resources in research and development to improve our product offerings. For the full year of 2019, we expect to incur an incremental $15 million on product innovation. There are a number of risks inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Also, product introduction costs, the speed and order of the product rollout and manufacturing inefficiencies may unfavorably impact our profitability.

In the first half of 2019, we completed the rollout of our higher-end Tempur Breeze and Stearns & Foster products in our North America segment. The Tempur Breeze rollout completed the largest Tempur rollout in our history. In 2018, we launched entry-level Tempur mattresses, Tempur pillows, Sealy Hybrid mattresses and adjustable bases. Launch costs for the Tempur Breeze and Stearns & Foster product introductions in the first half of 2019, were slightly unfavorable as compared to the first half of 2018. In 2018 and the first quarter of 2019, our profitability in North America was unfavorably impacted, as some consumers purchased our new entry-level mattresses instead of our existing higher-end mattresses. Our profitability in the second quarter of 2019 was favorably impacted by the completion of the rollout of our higher-end Tempur Breeze products and we expect this profitability to continue into the second half of 2019.

Acquisition of Innovative Mattress Solutions, LLC ("iMS")

On April 1, 2019, we acquired substantially all of the net assets of iMS in a transaction valued at approximately $24 million, including assumed liabilities of approximately $11 million as of March 31, 2019 (referred to as the "Sleep Outfitters Acquisition"). The acquisition of this regional bedding retailer furthers our North American retail strategy, which is focused on meeting customer demand through geographic representation and sales expertise. During the second quarter of 2019, we completed the integration of Sleep Outfitters into the North America segment. Sleep Outfitters, previously a third party retailer, had historically been part of our Wholesale channel. Sleep Outfitters' sales have been reclassified into our Direct channel beginning in the second quarter of 2019. In 2019, we expect the retail store operations of Sleep Outfitters to incur losses of $5 million to $8 million on an Adjusted EBITDA basis, which is a non-GAAP financial measure. After its first year of operations, we expect Sleep Outfitters results to begin to break even and become profitable thereafter.

Financial Leverage

As of June 30, 2019, we had $1,652.5 million of total debt outstanding, net income was $41.6 million for the second quarter of 2019 and Adjusted EBITDA, which is a non-GAAP financial measure, was $451.4 million for the trailing twelve months ended June 30, 2019. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations to service our current debt obligations or that future borrowing will be available. As of June 30, 2019, our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA calculated in accordance with the 2016 Credit Agreement was 3.65 times, which was within the covenant in our debt agreements which limits this ratio to 5.00 times for the trailing twelve months ended June 30, 2019. For more information on this non-GAAP financial measure and compliance with the 2016 Credit Agreement, please refer to "Non-GAAP Financial Information" below.

Subject to market conditions, we are targeting quarterly share repurchases of approximately $50 million in the near-term. We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities.

Results of Operations

A summary of our results for the three months ended June 30, 2019 include:

•
Total net sales increased 9.5% to $722.8 million from $659.9 million in the second quarter of 2018. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 10.8%, with an increase of 11.8% in the North America business segment and an increase of 6.9% in the International business segment.

•	Gross margin was 43.4% as compared to 41.3% in the second quarter of 2018.

•
Operating income increased 39.7% to $81.0 million as compared to $58.0 million in the second quarter of 2018. Adjusted operating income, which is a non-GAAP financial measure, increased 32.2% to $83.8 million as compared to $63.4 million in the second quarter of 2018.

•
Net income increased 82.5% to $41.6 million as compared to $22.8 million in the second quarter of 2018. Adjusted net income, which is a non-GAAP financial measure, increased 41.1% to $44.3 million as compared to $31.4 million in the second quarter of 2018.

•
Earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, increased 32.0% to $109.0 million as compared to $82.6 million for the second quarter of 2018. Adjusted EBITDA, which is a non-GAAP financial measure, increased 21.0% to $113.0 million as compared to $93.4 million in the second quarter of 2018.

•
Earnings per diluted share ("EPS") increased 76.2% to $0.74 as compared to $0.42 in the second quarter of 2018. Adjusted EPS, which is a non-GAAP financial measure, increased 38.6% to $0.79 as compared to $0.57 in the second quarter of 2018.

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

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 2018

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended June 30,
(in millions, except percentages and per share amounts)	2019		2018
Net sales	$722.8	100.0%	$659.9	100.0%
Cost of sales	409.4	56.6	387.1	58.7
Gross profit	313.4	43.4	272.8	41.3
Selling and marketing expenses	163.3	22.6	153.3	23.2
General, administrative and other expenses	72.7	10.1	65.3	9.9
Equity income in earnings of unconsolidated affiliates	(3.6)	(0.5)	(3.8)	(0.6)
Operating income	81.0	11.2	58.0	8.8

Other expense, net:
Interest expense, net	22.5	3.1	23.2	3.5
Other income, net	—	—	(0.6)	(0.1)
Total other expense, net	22.5	3.1	22.6	3.4

Income from continuing operations before income taxes	58.5	8.1	35.4	5.4
Income tax provision	(15.8)	(2.2)	(8.8)	(1.3)
Income from continuing operations	42.7	5.9	26.6	4.0
Loss from discontinued operations, net of tax	(1.2)	(0.2)	(5.4)	(0.8)
Net income before non-controlling interest	41.5	5.7	21.2	3.2
Less: Net loss attributable to non-controlling interest	(0.1)	—	(1.6)	(0.2)
Net income attributable to Tempur Sealy International, Inc.	$41.6	5.8%	$22.8	3.5%

Earnings per common share:

Basic
Earnings per share for continuing operations	$0.78		$0.52
Loss per share for discontinued operations	(0.02)		(0.10)
Earnings per share	$0.76		$0.42

Diluted
Earnings per share for continuing operations	$0.76		$0.52
Loss per share for discontinued operations	(0.02)		(0.10)
Earnings per share	$0.74		$0.42

Weighted average common shares outstanding:
Basic	54.7		54.4
Diluted	56.0		54.9

NET SALES

	Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale channel	$632.2	$601.6	$528.5	$494.3	$103.7	$107.3
Direct channel	90.6	58.3	59.6	33.5	31.0	24.8
Total net sales	$722.8	$659.9	$588.1	$527.8	$134.7	$132.1

Net sales increased 9.5%, and on a constant currency basis increased 10.8%. The increase in net sales was driven by:

•
North America net sales increased $60.3 million, or 11.4%. Net sales in the Wholesale channel increased $34.2 million, or 6.9%, driven by new Tempur product introductions. Net sales in our Direct channel increased $26.1 million, or 77.9%, primarily driven by growth from our company-owned stores, including the Sleep Outfitters Acquisition, and our e-commerce business. On a constant currency basis, North America net sales increased 11.8%.

•
International net sales increased $2.6 million, or 2.0%. On a constant currency basis, International net sales increased 6.9%, driven primarily by Direct channel growth. Net sales in the Wholesale channel increased 1.2% on a constant currency basis. Net sales in the Direct channel increased 31.5% on a constant currency basis, primarily driven by growth from company-owned stores.

GROSS PROFIT

	Three Months Ended June 30,
	2019		2018
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$240.0	40.8%	$203.4	38.5%	2.3%
International	73.4	54.5%	69.4	52.5%	2.0%
Consolidated gross margin	$313.4	43.4%	$272.8	41.3%	2.1%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Gross margin improved 210 basis points. The principal factors impacting gross margin for each operating segment are discussed below:

•
North America gross margin improved 230 basis points. The improvement in gross margin was primarily driven by favorable product and brand mix of 140 basis points, favorable pricing of 120 basis points and decreased floor model expenses. These improvements were partially offset by incremental overtime costs at our manufacturing plants due to the higher than expected demand for Sealy products.

•	International gross margin improved 200 basis points. The improvement in gross margin was primarily driven by favorable foreign exchange country mix.

OPERATING EXPENSES

	Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$65.4	$66.8	$58.3	$58.4	$7.1	$8.4	$—	$—
Other selling and marketing expenses	97.9	86.5	63.5	51.5	31.7	32.8	2.7	2.2
General, administrative and other expenses	72.7	65.3	38.1	29.3	10.8	11.1	23.8	24.9
Total operating expenses	$236.0	$218.6	$159.9	$139.2	$49.6	$52.3	$26.5	$27.1

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

Operating expenses increased $17.4 million, or 8.0%, and decreased 40 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses increased $20.7 million, or 14.9%, and increased 80 basis points as a percentage of net sales. Operating expenses increased primarily due to selling and marketing investments, variable compensation expense and incremental operating expense associated with a higher number of company-owned stores. Additionally, we recorded $1.7 million of acquisition-related and other costs primarily related to the Sleep Outfitters Acquisition. We expect advertising expenses to increase in subsequent quarters of 2019 now that the Tempur and Stearns & Foster product launches are complete.

•
International operating expenses decreased $2.7 million, or 5.2%, and decreased 280 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreased advertising costs, offset by an increase in variable compensation expense. Additionally, in the second quarter of 2018, we recognized $3.4 million of costs associated with our International simplification efforts, including headcount reduction, professional fees and store closures, which was not repeated in the same period in 2019.

•	Corporate operating expenses decreased $0.6 million, or 2.2%.

Research and development expenses for the three months ended June 30, 2019 were $5.9 million compared to $5.6 million for the three months ended June 30, 2018, an increase of $0.3 million, or 5.4%.

OPERATING INCOME

	Three Months Ended June 30,
	2019		2018
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$80.1	13.6%	$64.2	12.2%	1.4%
International	27.4	20.3%	20.9	15.8%	4.5%
	107.5		85.1
Corporate expenses	(26.5)		(27.1)
Total operating income	$81.0	11.2%	$58.0	8.8%	2.4%

Operating income increased $23.0 million and operating margin improved 240 basis points. The changes in operating income and operating margin by segment are discussed below.

•
North America operating income increased $15.9 million and operating margin improved 140 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 230 basis points, which was partially offset by incremental operating expense associated with a higher number of company-owned stores.

•
International operating income increased $6.5 million and operating margin improved 450 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 200 basis points and advertising expense leverage. Additionally, in the second quarter of 2018, we recognized $3.4 million of costs associated with our International simplification efforts, including headcount reduction, professional fees and store closures, which was not repeated in the same period in 2019.

•	Corporate operating expenses decreased $0.6 million, which positively impacted our consolidated operating margin by 10 basis points.

INTEREST EXPENSE, NET

	Three Months Ended June 30,
(in millions, except percentages)	2019	2018	% Change
Interest expense, net	$22.5	$23.2	(3.0)%

Interest expense, net, decreased $0.7 million, or 3.0%. The decrease in interest expense, net, was driven by reduced average levels of outstanding debt.

INCOME TAX PROVISION

	Three Months Ended June 30,
(in millions, except percentages)	2019	2018	% Change
Income tax provision	$15.8	$8.8	79.5%
Effective tax rate	27.0%	24.9%

Our income tax provision increased $7.0 million due to an increase in income before income taxes. Our effective tax rate increased 210 basis points. The effective tax rate for the three months ended June 30, 2019 included a net favorable impact of discrete items. The effective tax rate for the three months ended June 30, 2018 included the net unfavorable impact of discrete items.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2018

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Six Months Ended June 30,
(in millions, except percentages and per share amounts)	2019		2018
Net sales	$1,413.7	100.0%	$1,297.3	100.0%
Cost of sales	818.5	57.9	759.8	58.6
Gross profit	595.2	42.1	537.5	41.4
Selling and marketing expenses	316.8	22.4	298.7	23.0
General, administrative and other expenses	143.4	10.1	132.8	10.2
Equity income in earnings of unconsolidated affiliates	(6.5)	(0.5)	(7.7)	(0.6)
Operating income	141.5	10.0	113.7	8.8

Other expense, net:
Interest expense, net	44.9	3.2	45.9	3.5
Other income, net	(7.8)	(0.6)	(3.2)	(0.2)
Total other expense, net	37.1	2.6	42.7	3.3

Income from continuing operations before income taxes	104.4	7.4	71.0	5.5
Income tax provision	(32.7)	(2.3)	(18.8)	(1.4)
Income from continuing operations	71.7	5.1	52.2	4.0
Loss from discontinued operations, net of tax	(1.6)	(0.1)	(8.2)	(0.6)
Net income before non-controlling interest	70.1	5.0	44.0	3.4
Less: Net income (loss) attributable to non-controlling interest	0.1	—	(1.9)	(0.1)
Net income attributable to Tempur Sealy International, Inc.	$70.0	5.0%	$45.9	3.5%

Earnings per common share:

Basic
Earnings per share for continuing operations	$1.31		$0.99
Loss per share for discontinued operations	$(0.03)		$(0.15)
Earnings per share	$1.28		$0.84

Diluted
Earnings per share for continuing operations	$1.29		$0.98
Loss per share for discontinued operations	$(0.03)		$(0.15)
Earnings per share	$1.26		$0.83

Weighted average common shares outstanding:
Basic	54.7		54.4
Diluted	55.6		55.0

NET SALES

	Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale channel	$1,248.1	$1,184.7	$1,030.3	$948.3	$217.8	$236.4
Direct channel	165.6	112.6	101.8	64.5	63.8	48.1
Total net sales	$1,413.7	$1,297.3	$1,132.1	$1,012.8	$281.6	$284.5

Net sales increased 9.0%, and on a constant currency basis increased 10.6%. The increase in net sales was driven by:

•
North America net sales increased $119.3 million, or 11.8%. Net sales in the Wholesale channel increased $82.0 million, or 8.6%, driven primarily by new Tempur product introductions. Net sales in our Direct channel increased $37.3 million, or 57.8%, primarily driven by growth from a higher number of company-owned stores, including the Sleep Outfitters Acquisition, and our e-commerce business. On a constant currency basis, North America net sales increased 12.2%.

•
International net sales decreased $2.9 million, or 1.0%. On a constant currency basis, International net sales increased 4.7%, driven primarily by Direct channel growth. Net sales in the Wholesale channel decreased 2.5% on a constant currency basis, primarily driven by macroeconomic slowdown in Europe. Net sales in the Direct channel increased 40.1% on a constant currency basis, primarily driven by growth from company-owned stores.

GROSS PROFIT

	Six Months Ended June 30,
	2019		2018
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$444.4	39.3%	$387.4	38.3%	1.0%
International	150.8	53.6%	150.1	52.8%	0.8%
Consolidated gross margin	$595.2	42.1%	$537.5	41.4%	0.7%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Gross margin improved 70 basis points. The principal factors impacting gross margin for each segment are discussed below.

•
North America gross margin improved 100 basis points. The improvement in gross margin was primarily driven by favorable product and brand mix of 130 basis points and favorable pricing of 120 basis points. These improvements were partially offset by commodity cost inflation, unfavorable channel mix and increased floor model expenses.

•	International gross margin improved 80 basis points. The improvement in gross margin was primarily driven by lower commodity costs.

OPERATING EXPENSES

	Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$128.0	$129.7	$108.8	$108.5	$19.2	$21.2	$—	$—
Other selling and marketing expenses	188.8	169.0	120.1	100.2	63.2	64.7	5.5	4.1
General, administrative and other expenses	143.4	132.8	71.1	60.6	22.3	22.2	50.0	50.0
Total operating expenses	$460.2	$431.5	$300.0	$269.3	$104.7	$108.1	$55.5	$54.1

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

Operating expenses increased $28.7 million, or 6.7%, and decreased 70 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses increased $30.7 million, or 11.4%, and decreased 10 basis points as a percentage of net sales. Operating expenses increased primarily due to selling and marketing investments, variable compensation expense and incremental operating expense associated with a higher number of company-owned stores. We expect advertising expenses to increase in subsequent quarters of 2019 now that the Tempur and Stearns & Foster product launches are complete.

•
International operating expenses decreased $3.4 million, or 3.1% and decreased 80 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreased advertising costs, offset by an increase in variable compensation expense. Additionally, in the second quarter of 2018, we recognized $3.4 million of costs associated with our International simplification efforts, including headcount reduction, professional fees and store closures, which were not repeated in the same period in 2019.

•
Corporate operating expenses increased $1.4 million, or 2.6%. The increase in operating expenses is primarily driven by $4.1 million of professional fees primarily related to the Sleep Outfitters Acquisition. Additionally, in the second quarter of 2018, we recorded $2.0 million of professional fees associated with our International simplification efforts, which were not repeated in the same period in 2019.

Research and development expenses were $11.2 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

OPERATING INCOME

	Six Months Ended June 30,
	2019		2018
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$144.4	12.8%	$118.1	11.7%	1.1%
International	52.6	18.7%	49.7	17.5%	1.2%
	197.0		167.8
Corporate expenses	(55.5)		(54.1)
Total operating income	$141.5	10.0%	$113.7	8.8%	1.2%

Operating income increased $27.8 million and operating margin improved 120 basis points. We expect operating income will be unfavorably impacted by increased variable compensation expenses in the second half of 2019. The increases in operating income and operating margin by segment are discussed below.

•
North America operating income increased $26.3 million and operating margin improved 110 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 100 basis points.

•
International operating income increased $2.9 million and operating margin improved 120 basis points. The improvement in operating margin was driven by the improvement in gross margin of 70 basis points. Additionally, in the second quarter of 2018, we recognized $3.4 million of costs associated with our International simplification efforts, including headcount reduction, professional fees and store closures, which were not repeated in the same period in 2019.

•	Corporate operating expenses increased $1.4 million, which negatively impacted our consolidated operating margin by 10 basis points.

INTEREST EXPENSE, NET

	Six Months Ended June 30,
(in millions, except percentages)	2019	2018	% Change
Interest expense, net	$44.9	$45.9	(2.2)%

Interest expense, net, decreased $1 million, or 2.2%. The decrease in interest expense, net, was driven by reduced average levels of outstanding debt.

INCOME TAX PROVISION

	Six Months Ended June 30,
(in millions, except percentages)	2019	2018	% Change
Income tax provision	$32.7	$18.8	73.9%
Effective tax rate	31.3%	26.5%

Our income tax provision increased $13.9 million due to an increase in income before income taxes and as the result of discrete items. Our effective tax rate increased 480 basis points. The effective tax rate for the six months ended June 30, 2019 included a net unfavorable impact of the discrete items, primarily related to the sale of a certain interest in our Asia-Pacific joint venture and the impact of certain stock compensation. The effective tax rate for the six months ended June 30, 2018 included a net unfavorable impact as the result of discrete items.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our debt facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures and working capital needs. As of June 30, 2019, we had working capital of $153.0 million, including cash and cash equivalents of $38.3 million, as compared to working capital of $136.4 million including $45.8 million in cash and cash equivalents as of December 31, 2018.

The increase in working capital was primarily driven by increases in accounts receivable and inventories and a decrease in accounts payable. These changes were offset by increases in accrued expenses and other current liabilities and current portion of long-term debt and a decrease in cash and cash equivalents. Accounts receivable increases were primarily driven by timing of customer collections. The increase in inventories were primarily due to new product introductions in 2019. Accounts payable changes were primarily driven by the timing of payments to vendors. The increase in accrued expenses and other current liabilities was primarily due to current operating lease obligations as a result of the adoption of ASC 842, "Leases" and funding of employee compensation. Current portion of long-term debt increases were primarily driven by International segment working capital debt obligations. The decrease in cash and cash equivalents was primarily due to operating capital needs.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2019	2018
Net cash provided by (used in) continuing operations:
Operating activities	$45.9	$17.4
Investing activities	(46.7)	(39.9)
Financing activities	(4.0)	30.6

Cash provided by operating activities from continuing operations increased $28.5 million in the six months ended June 30, 2019, as compared to the same period in 2018. The increase in cash provided by operating activities was primarily driven by the increase in net income, changes in inventories, accrued expenses and other current liabilities and deferred income taxes. These increases were partially offset by changes in accounts payable and accounts receivable.

Cash used in investing activities from continuing operations increased $6.8 million in the six months ended June 30, 2019 as compared to the same period in 2018. The increase in cash used in investing activities was primarily due to cash used to acquire the Sleep Outfitters business.

Cash used in financing activities from continuing operations increased $34.6 million in the six months ended June 30, 2019 as compared to the same period in 2018. In 2019, we had net repayments of $0.6 million on our credit facilities, as compared to net borrowings of $34.4 million in 2018.

Cash Used in Discontinued Operations

The table below presents net cash used in operating, investing and financing activities from discontinued operations for the periods indicated below:

	Six Months Ended June 30,
(in millions)	2019	2018
Net cash used in discontinued operations:
Operating activities	$(2.0)	$(15.8)
Investing activities	—	(0.1)
Financing activities	—	—

Cash used in discontinued operations decreased $13.9 million in the six months ended June 30, 2019, primarily due to the payment of non-income tax obligations and related interest expense in the prior period.

Capital Expenditures

Capital expenditures totaled $39.9 million and $40.5 million for the six months ended June 30, 2019 and 2018, respectively. We currently expect our 2019 capital expenditures to be approximately $70 to $75 million, which includes investments in our U.S. enterprise resource planning projects, domestic manufacturing facilities, other information technology and our company-owned retail stores.

Debt Service

Our total debt decreased to $1,652.5 million as of June 30, 2019 from $1,653.8 million as of December 31, 2018. After giving effect to letters of credit outstanding of $22.7 million under the 2016 Credit Agreement, total availability under the revolving facility was $477.3 million as of June 30, 2019. In the first half of 2019, we prepaid $75.0 million on the Term A Facility under the 2016 Credit Agreement. Refer to Note 7, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I of this Report for further discussion of our debt and applicable interest rates.

As of June 30, 2019, our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA, which is a non-GAAP financial measure, as calculated in accordance with the 2016 Credit Agreement was 3.65 times, which was within the terms of the consolidated total net leverage ratio covenant set forth in the 2016 Credit Agreement, which limits this ratio to 5.00 times. As of June 30, 2019, we were in compliance with all of the financial covenants in our debt agreements. Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2016 Credit Agreement. These subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

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

Our business continues to generate significant cash flows from operations. Our ratio of consolidated funded debt less qualified cash to Adjusted EBITDA was 3.65 times as of June 30, 2019, which is within our target ratio of 3.0 times to 4.0 times. We expect to continue to use excess cash flows from operations for share repurchases and debt repayments. We may also consider other allocations of our capital.

During the six months ended June 30, 2019, we resumed our share repurchase program and repurchased 39,901 shares for approximately $2.3 million. As of June 30, 2019, we had approximately $224.6 million remaining under the existing share repurchase authorization. We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. We anticipate accelerating our share repurchase program and expect to repurchase approximately $50 million in shares per quarter in the near-term, subject to market conditions. For a complete description of our Share Repurchase Program, please refer to ITEM 7 under Part II, "Stockholders' Equity," in the 2018 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

For additional information, refer to "Non-GAAP Financial Information" below for the calculation of the ratio of consolidated funded debt less qualified cash to Adjusted EBITDA calculated in accordance with the 2016 Credit Agreement, as amended. Both consolidated funded debt and Adjusted EBITDA as used in discussion of the 2016 Credit Agreement are non-GAAP financial measures and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted operating income (expense), adjusted operating margin, EBITDA, Adjusted EBITDA, consolidated funded debt and consolidated funded debt less qualified cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income, earnings per share, operating income (expense) and operating margin as a measure of operating performance or an alternative to total debt as a measure of liquidity. We believe these non-GAAP measures provide investors with performance measures that better reflect our underlying operations and trends, providing a perspective not immediately apparent from net income, operating income (expense) and operating margin. The adjustments we make to derive the non-GAAP measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP measure, but which management does not consider to be the fundamental attributes or primary drivers of our business.

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

The following table sets forth the reconciliation of our GAAP net income to adjusted net income and a calculation of adjusted EPS for the three months ended June 30, 2019 and 2018:

	Three Months Ended
(in millions, except per share amounts)	June 30, 2019	June 30, 2018
GAAP net income	$41.6	$22.8
Loss from discontinued operations, net of tax (1)	1.2	5.4
Acquisition-related costs and other (2)	2.8	—
Other income (3)	—	5.4
Tax adjustments (4)	(1.3)	(2.2)
Adjusted net income	$44.3	$31.4

Adjusted earnings per common share, diluted	$0.79	$0.57

Diluted shares outstanding	56.0	54.9

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2016 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In the second quarter of 2019, we recorded $2.8 million of acquisition-related and other costs, primarily related to post acquisition restructuring charges and professional fees incurred in the Sleep Outfitters Acquisition. In the first quarter of 2019, we recorded $3.3 million of costs, primarily related to professional fees associated with the Sleep Outfitters Acquisition.

(3)
In the second quarter of 2018, we incurred $5.4 million of restructuring costs associated with International business segment simplification efforts, including headcount reduction, professional fees and store closures.

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

The following table sets forth our reported GAAP gross profit and the reconciliation of our reported GAAP operating income (expense) and operating margin to the calculation of adjusted operating income (expense) and adjusted operating margin for the three months ended June 30, 2019. We had no adjustments to GAAP gross profit for the three months ended June 30, 2019.

	Three Months Ended June 30, 2019
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$722.8		$588.1		$134.7		$—

Gross profit	$313.4	43.4%	$240.0	40.8%	$73.4	54.5%	$—

Operating income (expense)	$81.0	11.2%	$80.1	13.6%	$27.4	20.3%	$(26.5)
Adjustments:
Acquisition-related costs and other(1)	2.8		1.7		—		1.1
Adjusted operating income (expense)	$83.8	11.6%	$81.8	13.9%	$27.4	20.3%	$(25.4)

(1)
In the second quarter of 2019, we recorded $2.8 million of acquisition-related and other costs, primarily related to post acquisition restructuring charges and professional fees incurred in the Sleep Outfitters Acquisition. In the first quarter of 2019, we recorded $3.3 million of costs, primarily related to professional fees associated with the Sleep Outfitters Acquisition.

The following table sets forth our reported GAAP gross profit and the reconciliation of our reported GAAP operating income (expense) and operating margin to the calculation of adjusted operating income (expense) and adjusted operating margin for the three months ended June 30, 2018. We had no adjustments to GAAP gross profit for the three months ended June 30, 2018.

	Three Months Ended June 30, 2018
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$659.9		$527.8		$132.1		$—

Gross profit	$272.8	41.3%	$203.4	38.5%	$69.4	52.5%	$—

Operating income (expense)	$58.0	8.8%	$64.2	12.2%	$20.9	15.8%	$(27.1)
Adjustments:
Restructuring costs (1)	5.4		—		3.4		2.0
Adjusted operating income (expense)	$63.4	9.6%	$64.2	12.2%	$24.3	18.4%	$(25.1)

(1)
In the second quarter of 2018, we incurred $5.4 million of restructuring costs associated with International business segment simplification efforts, including headcount reduction, professional fees and store closures.

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

The following table sets forth the reconciliation of our reported GAAP net income to the calculations of EBITDA and Adjusted EBITDA for the three months ended June 30, 2019 and 2018:

	Three Months Ended
(in millions)	June 30, 2019	June 30, 2018
GAAP net income	$41.6	$22.8
Interest expense, net	22.5	23.2
Income taxes	15.8	8.8
Depreciation and amortization	29.1	27.8
EBITDA	$109.0	$82.6
Adjustments:
Loss from discontinued operations, net of tax (1)	$1.2	$5.4
Acquisition-related costs and other(2)	2.8	—
Restructuring costs (3)	—	5.4
Adjusted EBITDA	$113.0	$93.4

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2016 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In the second quarter of 2019, we recorded $2.8 million of acquisition-related and other costs, primarily related to post acquisition restructuring charges and professional fees incurred in the Sleep Outfitters Acquisition. In the first quarter of 2019, we recorded $3.3 million of costs, primarily related to professional fees associated with the Sleep Outfitters Acquisition.

(3)
In the second quarter of 2018, we incurred $5.4 million of restructuring costs associated with International business segment simplification efforts, including headcount reduction, professional fees and store closures.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and Adjusted EBITDA for the trailing twelve months ended June 30, 2019 and the ratio of consolidated funded debt less qualified cash to Adjusted EBITDA:

Trailing Twelve Months Ended
(in millions)	June 30, 2019
GAAP net income	$124.6
Interest expense, net	91.3
Income taxes	63.5
Depreciation and amortization	116.5
EBITDA	$395.9
Adjustments:
Loss from discontinued operations, net of tax (1)	11.2
Customer-related charges (2)	21.2
Restructuring costs (3)	16.9
Supply chain transition costs (4)	7.3
Acquisition-related costs and other (5)	6.1
Other income (6)	(7.2)
Adjusted EBITDA	$451.4

Consolidated funded debt less qualified cash	$1,645.6

Ratio of consolidated funded debt less qualified cash to Adjusted EBITDA	3.65 times

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2016 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
On January 11, 2019, iMS, a customer, prior to its April 1, 2019 acquisition, filed a voluntary petition in U.S. Bankruptcy Court for the Eastern District of Kentucky seeking relief under Chapter 11 of the U.S. Bankruptcy Code. In the fourth quarter of 2018, we recorded charges of $21.2 million associated with certain iMS-related assets on our Consolidated Balance Sheet as of December 31, 2018, primarily made up of trade and other receivables, to fully reserve this account at that time.

(3)
In the second half of 2018, we recorded $19.5 million of restructuring costs, including $2.6 million of depreciation expense. These costs included $11.5 million of charges related to the operational alignment of a joint venture that was wholly acquired in the North America business segment, including $2.6 million of depreciation expense and $1.3 million of other expense, net. Restructuring costs also included $3.1 million of expenses in the International business segment related to International simplification efforts, including headcount reduction, professional fees and store closures, and $4.9 million of Corporate professional fees related to restructuring activities.

(4)
In 2018, we recorded $7.3 million of supply chain transition costs which represent charges incurred to consolidate certain manufacturing and distribution facilities, including $0.8 million of other expense.

(5)
In the second quarter of 2019, we recorded $2.8 million of acquisition-related and other costs, primarily related to post acquisition restructuring charges and professional fees incurred in the Sleep Outfitters Acquisition. In the first quarter of 2019, we recorded $3.3 million of costs, primarily related to professional fees associated with the Sleep Outfitters Acquisition.

(6)	We recorded $7.2 million of other income related to the sale of its interest in a subsidiary of the Asia-Pacific joint venture.

Under the 2016 Credit Agreement, Adjusted EBITDA contains certain restrictions that limit adjustments to GAAP net income when calculating Adjusted EBITDA. For the twelve months ended June 30, 2019, our adjustments to GAAP net income when calculating Adjusted EBITDA did not exceed the allowable amount under the 2016 Credit Agreement.

The ratio of Adjusted EBITDA under the 2016 Credit Agreement to consolidated funded debt less qualified cash was 3.65 times for the trailing twelve months ended June 30, 2019. The 2016 Credit Agreement requires us to maintain a ratio of consolidated funded debt less qualified cash to Adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated funded debt less qualified cash as of June 30, 2019. "Consolidated funded debt" and "qualified cash" are terms used in the 2016 Credit Agreement for purposes of certain financial covenants.

(in millions)	June 30, 2019
Total debt, net	$1,645.6
Plus: Deferred financing costs (1)	6.9
Total debt	1,652.5
Plus: Letters of credit outstanding	23.2
Consolidated funded debt	$1,675.7
Less:
Domestic qualified cash (2)	20.7
Foreign qualified cash (2)	9.4
Consolidated funded debt less qualified cash	$1,645.6

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

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flows from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of June 30, 2019, we had $1,652.5 million in total debt outstanding, our net income was $41.6 million and our Adjusted EBITDA was $113.0 million for the three months ended June 30, 2019. Our debt service obligations could, under certain circumstances, have material consequences to our stockholders. Total cash interest payments related to our borrowings are expected to be approximately $80.0 to $85.0 million in 2019, of which we have already paid $45.9 million.

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

During the six months ended June 30, 2019, we resumed our share repurchase program and repurchased 39,901 shares for approximately $2.3 million. As of June 30, 2019, we had approximately $224.6 million remaining under the existing share repurchase authorization. We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. We anticipate accelerating our share repurchase program and expect to repurchase approximately $50 million in shares per quarter in the near term, subject to market conditions. For a complete description of our Share Repurchase Program, please refer to "Stockholders' Equity" included in ITEM 7 of Part II of the 2018 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

At June 30, 2019, total cash and cash equivalents were $38.3 million, of which $20.7 million was held in the U.S. and $17.6 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. Dollar, is not material to our overall liquidity or financial position.

On April 5, 2019, we entered into a new amendment to our Accounts Receivable Securitization that, among other things, extended its maturity date to April 6, 2021.

Critical Accounting Policies and Estimates

 For a discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," in the 2018 Annual Report. There have been no material changes to our critical accounting policies and estimates in 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposures

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. As the U.S. dollar weakens relative to the Euro or other foreign currencies where we have operations, there would be a positive impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes did not impact our Adjusted EBITDA in the three months ended June 30, 2019 and negatively impacted our Adjusted EBITDA by 2.0% in the six months ended June 30, 2019.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at June 30, 2019, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $10.6 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

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

Effective June 30, 2018, we determined that the economy in Argentina is highly inflationary. Beginning July 1, 2018, the U.S. Dollar is the functional currency for our subsidiaries in Argentina. Remeasurement adjustments in a highly inflationary economy and other transactional gains and losses are reflected in net earnings and were not material for the six months ended June 30, 2019. These subsidiaries are included in loss from discontinued operations, net of tax in our Condensed Consolidated Statements of Income.

Interest Rate Risk

As of June 30, 2019, we had variable-rate debt of approximately $536.6 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $5.4 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2019, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS

None.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended June 30, 2019:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
April 1, 2019 - April 30, 2019	18,020	(1)	$58.59	18,020	$225.0
May 1, 2019 - May 31, 2019	8,483	(1)	$61.33	6,150	$224.6
June 1, 2019 - June 30, 2019	1,185	(1)	$68.48	—	$224.6
Total	27,688			24,170

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

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

10.1
Amendment No. 3, dated June 4, 2019, to Credit Agreement among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.

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

TEMPUR SEALY INTERNATIONAL, INC.

Date: August 1, 2019	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer