Form 10-Q
period 2019-09-30
TEMPUR SEALY INTERNATIONAL, INC.
filed 2019-11-07
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2019 was 54,090,267 shares.

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

Numerous factors, many of which are beyond the Company's control, could cause actual results to differ materially from those expressed as forward-looking statements in this Report, including risks associated with the impact of the macroeconomic environment in both the U.S. and internationally (including the impact of our highly inflationary economies) on our business segments and expectations regarding growth of the mattress industry; uncertainties arising from global events; the effects of strategic investments on our operations, including our efforts to expand our global market share; the ability to develop and successfully launch new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches; the ability to continuously improve and expand our product line; the ability to maintain efficient, timely and cost-effective production and delivery of products, and manage growth generally and in connection with the new or expanded supply agreements with Mattress Firm, Inc., Big Lots, Inc. and Beter Bed Holding N.V.; the effects of consolidation of retailers on revenues and costs; competition in our industry; consumer acceptance of our products; the effects of discontinued operations on our operating results and future performance; general economic, financial and industry conditions, particularly conditions relating to the financial performance and related credit issues present in the retail sector; financial distress among our business partners, customers and competitors; financial solvency and related problems experienced by other market participants; our ability to execute on our strategy to optimize and integrate the assets of Innovative Mattress Solutions, LLC acquired by our affiliate Sleep Outfitters USA, LLC ("Sleep Outfitters"); our reliance on information technology and the associated risks involving potential security lapses and/or cyber-based attacks; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; changing commodity costs; disruptions in the supply of raw materials, or loss of suppliers; expectations regarding our target leverage and our share repurchase program; sales fluctuations due to seasonality; the effect of future legislative or regulatory changes, including changes in international trade duties, tariffs and other aspects of international trade policy; our ability to protect our intellectual property; and disruptions to the implementation of our strategic priorities and business plan caused by abrupt changes in our executive management team.

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

When used in this Report, except as specifically noted otherwise, the term "Tempur Sealy International" refers to Tempur Sealy International, Inc. only, and the terms "Company," "we," "our," "ours" and "us" refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term "Sealy" may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. In addition, when used in this Report "2016 Credit Agreement" refers to the Company's senior credit facility entered into in 2016, as amended prior to October 2019; "2019 Credit Agreement" refers to the Company's senior credit facility entered into in October 2019; "2023 Senior Notes" refers to the 5.625% senior notes due 2023 issued in 2015; and "2026 Senior Notes" refers to the 5.50% senior notes due 2026 issued in 2016.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per common share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$821.0	$729.5	$2,234.7	$2,026.8
Cost of sales	460.4	429.5	1,278.9	1,189.3
Gross profit	360.6	300.0	955.8	837.5
Selling and marketing expenses	168.6	145.9	485.4	444.6
General, administrative and other expenses	75.3	73.2	218.7	206.0
Equity income in earnings of unconsolidated affiliates	(3.9)	(3.8)	(10.4)	(11.5)
Operating income	120.6	84.7	262.1	198.4

Other expense, net:
Interest expense, net	20.8	23.6	65.7	69.5
Other expense (income), net	1.3	1.4	(6.5)	(1.8)
Total other expense, net	22.1	25.0	59.2	67.7

Income from continuing operations before income taxes	98.5	59.7	202.9	130.7
Income tax provision	(26.1)	(15.6)	(58.8)	(34.4)
Income from continuing operations	72.4	44.1	144.1	96.3
Income (loss) from discontinued operations, net of tax	0.8	(2.7)	(0.8)	(10.9)
Net income before non-controlling interest	73.2	41.4	143.3	85.4
Less: Net loss attributable to non-controlling interest	(0.1)	(0.9)	—	(2.8)
Net income attributable to Tempur Sealy International, Inc.	$73.3	$42.3	$143.3	$88.2

Earnings per common share:

Basic
Earnings per share for continuing operations	$1.33	$0.83	$2.63	$1.82
Earnings (loss) per share for discontinued operations	0.01	(0.05)	(0.01)	(0.20)
Earnings per share	$1.34	$0.78	$2.62	$1.62

Diluted
Earnings per share for continuing operations	$1.30	$0.82	$2.57	$1.80
Earnings (loss) per share for discontinued operations	0.01	(0.05)	(0.01)	(0.20)
Earnings per share	$1.31	$0.77	$2.56	$1.60

Weighted average common shares outstanding:
Basic	54.6	54.5	54.7	54.4
Diluted	55.8	55.1	56.0	55.0

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income before non-controlling interest	$73.2	$41.4	$143.3	$85.4
Other comprehensive income, net of tax
Foreign currency translation adjustments	(6.7)	2.4	0.3	(8.7)
Pension benefits loss, net of tax	—	—	—	(0.6)
Other comprehensive (loss) income, net of tax	(6.7)	2.4	0.3	(9.3)
Comprehensive income	66.5	43.8	143.6	76.1
Less: Comprehensive loss attributable to non-controlling interest	(0.1)	(0.9)	—	(2.8)
Comprehensive income attributable to Tempur Sealy International, Inc.	$66.6	$44.7	$143.6	$78.9

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$52.9	$45.8
Accounts receivable, net	431.2	321.5
Inventories	270.8	222.3
Prepaid expenses and other current assets	205.6	215.8
Total Current Assets	960.5	805.4
Property, plant and equipment, net	431.5	420.8
Goodwill	730.4	723.0
Other intangible assets, net	644.0	649.3
Operating lease right-of-use assets	227.2	—
Deferred income taxes	13.6	22.6
Other non-current assets	95.9	94.3
Total Assets	$3,103.1	$2,715.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$276.2	$253.0
Accrued expenses and other current liabilities	486.4	359.2
Current portion of long-term debt	60.1	47.1
Income taxes payable	25.3	9.7
Total Current Liabilities	848.0	669.0
Long-term debt, net	1,509.5	1,599.1
Long-term operating lease obligations	186.2	—
Deferred income taxes	110.1	117.5
Other non-current liabilities	112.8	112.3
Total Liabilities	2,766.6	2,497.9

Commitments and contingencies—see Note 12

Total Stockholders' Equity	336.5	217.5
Total Liabilities and Stockholders' Equity	$3,103.1	$2,715.4

See accompanying Notes to Condensed Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended September 30, 2019

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of June 30, 2019	$—	99.2	$1.0	44.4	$(1,737.3)	$545.6	$1,583.8	$(88.3)	$1.1	$305.9
Net income							73.3			73.3
Net loss attributable to non-controlling interest									(0.1)	(0.1)
Foreign currency adjustments								(6.7)		(6.7)
Exercise of stock options				(0.1)	1.9	5.4				7.3
Issuances of PRSUs, RSUs, and DSUs					0.1	(0.1)				—
Treasury stock repurchased				0.7	(50.0)					(50.0)
Amortization of unearned stock-based compensation						6.8				6.8
Balance, September 30, 2019	$—	99.2	$1.0	45.0	$(1,785.3)	$557.7	$1,657.1	$(95.0)	$1.0	$336.5

Three Months Ended September 30, 2018

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries		Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of June 30, 2018	$0.4	99.2	$1.0	44.9	$(1,736.9)	$520.4	$1,459.2	$(87.2)	$1.2	2.0	$157.7
Net income							42.3				42.3
Net loss attributable to non-controlling interest	(0.9)										—
Foreign currency adjustments								2.4			2.4
Exercise of stock options				—	0.6	1.0					1.6
Issuances of PRSUs, RSUs, and DSUs				(0.1)	0.4	(0.4)					—
Treasury stock repurchased				—	(0.5)						(0.5)
Amortization of unearned stock-based compensation						6.5					6.5
Acquisition of non-controlling interest	0.5					(0.5)					(0.5)
Balance, September 30, 2018	$—	99.2	$1.0	44.8	$(1,736.4)	$527.0	$1,501.5	$(84.8)	$1.2		$209.5

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in millions)
(unaudited)

Nine Months Ended September 30, 2019

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2018	$—	99.2	$1.0	44.7	$(1,737.0)	$532.1	$1,513.8	$(95.3)	$2.9	$217.5
Net income							143.3			143.3
Net income attributable to non-controlling interest									—	—
Repurchase of interest in subsidiary									(1.9)	(1.9)
Foreign currency adjustments								0.3		0.3
Exercise of stock options				(0.3)	3.6	9.2				12.8
Issuances of PRSUs, RSUs, and DSUs				(0.2)	3.6	(3.6)				—
Treasury stock repurchased				0.8	(55.5)					(55.5)
Amortization of unearned stock-based compensation						20.0				20.0
Balance, September 30, 2019	$—	99.2	$1.0	45.0	$(1,785.3)	$557.7	$1,657.1	$(95.0)	$1.0	$336.5

Nine Months Ended September 30, 2018

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance as of December 31, 2017	$2.2	99.2	$1.0	45.0	$(1,737.2)	$508.0	$1,416.2	$(75.5)	$—	$112.5
Adoption of accounting standards effective January 1, 2018							(2.9)	(0.5)		(3.4)
Net income							88.2			88.2
Net loss attributable to non-controlling interest	(2.7)								(0.1)	(0.1)
Acquisition of non-controlling interest in subsidiary									1.3	1.3
Adjustment to pension liability, net of tax								(0.1)		(0.1)
Foreign currency adjustments								(8.7)		(8.7)
Exercise of stock options				(0.1)	1.6	2.6				4.2
Issuances of PRSUs, RSUs, and DSUs				(0.2)	2.7	(2.7)				—
Treasury stock repurchased				0.1	(3.5)					(3.5)
Amortization of unearned stock-based compensation						19.6				19.6
Acquisition of non-controlling interest	0.5					(0.5)				(0.5)
Balance, September 30, 2018	$—	99.2	$1.0	44.8	$(1,736.4)	$527.0	$1,501.5	$(84.8)	$1.2	$209.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions) (unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interest	$143.3	$85.4
Loss from discontinued operations, net of tax	0.8	10.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.7	65.2
Amortization of stock-based compensation	20.0	19.6
Non-cash lease expense	3.6	—
Amortization of deferred financing costs	1.7	1.8
Bad debt expense	7.3	9.7
Deferred income taxes	0.5	9.2
Dividends received from unconsolidated affiliates	12.8	13.0
Equity income in earnings of unconsolidated affiliates	(10.4)	(11.5)
Loss on disposal of assets	0.3	2.2
Foreign currency adjustments and other	(5.8)	(2.4)
Changes in operating assets and liabilities	(39.1)	(72.5)
Net cash provided by operating activities from continuing operations	201.7	130.6

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(61.9)	(55.8)
Acquisitions, net of cash acquired	(17.1)	—
Other	15.0	0.3
Net cash used in investing activities from continuing operations	(64.0)	(55.5)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	602.5	863.0
Repayments of borrowings under long-term debt obligations	(678.5)	(922.7)
Proceeds from exercise of stock options	12.8	4.2
Treasury stock repurchased	(55.5)	(3.5)
Payments of deferred financing costs	(0.1)	—
Other	(6.0)	(4.7)
Net cash used in financing activities from continuing operations	(124.8)	(63.7)

Net cash provided by continuing operations	12.9	11.4

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows	(1.7)	(17.6)
Investing cash flows	—	(0.2)
Financing cash flows	—	—
Net cash used in discontinued operations	(1.7)	(17.8)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4.1)	(2.1)
Increase (decrease) in cash and cash equivalents	7.1	(8.5)
CASH AND CASH EQUIVALENTS, beginning of period	45.8	41.9
CASH AND CASH EQUIVALENTS, end of period	52.9	33.4
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	1.3
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$52.9	$32.1

Supplemental cash flow information:
Cash paid during the period for:
Interest	$53.5	$54.0
Income taxes, net of refunds	40.0	22.0
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

The Company has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0%. The equity method of accounting is used for these joint ventures, over which the Company has significant influence but does not have control, and consolidation is not otherwise required. The Company's carrying value in its equity method investments of $17.3 million and $22.5 million at September 30, 2019 and December 31, 2018, respectively, is recorded in other non-current assets within the accompanying Condensed Consolidated Balance Sheets. The Company’s equity in the net income and losses of these investments is recorded as equity income in earnings of unconsolidated affiliates in the accompanying Condensed Consolidated Statements of Income.

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

(c) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method, and consist of the following:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

	September 30,	December 31,
(in millions)	2019	2018
Finished goods	$165.5	$148.9
Work-in-process	11.5	11.8
Raw materials and supplies	93.8	61.6
	$270.8	$222.3

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

The Company had the following activity for sales returns from December 31, 2018 to September 30, 2019:

(in millions)
Balance as of December 31, 2018	$34.3
Amounts accrued	81.5
Returns charged to accrual	(76.0)
Balance as of September 30, 2019	$39.8

As of September 30, 2019 and December 31, 2018, $27.2 million and $22.0 million of accrued sales returns are included as a component of accrued expenses and other current liabilities and $12.6 million and $12.3 million, of accrued sales returns are included in other non-current liabilities on the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

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

The Company had the following activity for its accrued warranty expense from December 31, 2018 to September 30, 2019:

(in millions)
Balance as of December 31, 2018	$36.4
Amounts accrued	23.6
Warranties charged to accrual	(18.8)
Balance as of September 30, 2019	$41.2

As of September 30, 2019 and December 31, 2018, $19.0 million and $14.9 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $22.2 million and $21.5 million of accrued warranty expense is included in other non-current liabilities in the Company’s accompanying Condensed Consolidated Balance Sheets, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(f) Allowance for Doubtful Accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets was $48.9 million and $47.6 million as of September 30, 2019 and December 31, 2018, respectively.

(2) Recently Issued Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to estimate expected lifetime credit losses on financial assets and provide expanded disclosures. This ASU is effective on January 1, 2020. In transition, entities are required to use a modified retrospective approach for the adoption of the new standard. The ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is currently evaluating this ASU to determine the impact it will have on the Company's Condensed Consolidated Financial Statements and does not expect it will have a material impact on the consolidated financial statements or disclosures.

(3) Revenue Recognition

Disaggregation of Revenue

The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$602.2	$107.9	$710.1	$1,632.5	$325.7	$1,958.2
Direct	79.8	31.1	110.9	181.6	94.9	276.5
Net sales	$682.0	$139.0	$821.0	$1,814.1	$420.6	$2,234.7

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding products	$640.6	$111.6	$752.2	$1,709.2	$335.4	$2,044.6
Other products	41.4	27.4	68.8	104.9	85.2	190.1
Net sales	$682.0	$139.0	$821.0	$1,814.1	$420.6	$2,234.7

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$621.4	$—	$621.4	$1,652.3	$—	$1,652.3
Canada	60.6	—	60.6	161.8	—	161.8
International	—	139.0	139.0	—	420.6	420.6
Net sales	$682.0	$139.0	$821.0	$1,814.1	$420.6	$2,234.7

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$—	$6.4	$0.2	$26.8
Cost of sales	—	5.0	0.2	18.9
Gross profit	—	1.4	—	7.9
Selling and marketing expenses	—	2.6	0.1	10.2
General, administrative and other expenses	0.3	1.6	2.1	4.8
Operating loss	(0.3)	(2.8)	(2.2)	(7.1)

Interest (income) expense, net and other	(1.2)	(0.3)	(1.5)	3.8

Income (loss) from discontinued operations before income taxes	0.9	(2.5)	(0.7)	(10.9)
Income tax provision	(0.1)	(0.2)	(0.1)	—
Income (loss) from discontinued operations, net of tax	$0.8	$(2.7)	$(0.8)	$(10.9)

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

The Company accounted for this transaction as a business combination. Total cash consideration was $13.2 million, less cash acquired of $5.1 million, resulting in a purchase price of $8.1 million. The preliminary allocation of the purchase price is based on estimates of the fair values of the assets acquired and liabilities assumed as of April 1, 2019, which primarily includes the following:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(in millions)
Working capital (accounts receivable and inventory, net of accounts payable and accrued liabilities)	$(2.3)
Property and equipment	5.0
Goodwill	3.3
Other intangible assets	2.1
Operating lease right-of-use assets	28.5
Long-term operating lease liabilities	(28.5)
Net purchase price	$8.1

Goodwill is calculated as the excess of the purchase price over the net assets acquired and primarily represents the growth opportunities and synergistic benefits to be realized from the acquisition.  The goodwill is deductible for income tax purposes and will be included within the North American reporting unit for goodwill impairment assessments.
As a result of the acquisition, the Company acquired trade names and customer database of $2.1 million.
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
(6) Goodwill
The following summarizes changes to the Company’s goodwill, by segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2018	$571.1	151.9	$723.0
Goodwill resulting from acquisitions	3.3	5.4	8.7
Foreign currency translation and other	1.9	(3.2)	(1.3)
Balance as of September 30, 2019	$576.3	$154.1	$730.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(7) Debt

Debt for the Company consists of the following:

	September 30, 2019		December 31, 2018
(in millions, except percentages)	Amount	Rate	Amount	Rate	Maturity Date
2016 Credit Agreement
Term A Facility	$423.8	(1)	$525.0	(2)	April 6, 2021
Revolver	—	(1)	—	(2)	April 6, 2021
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
Securitized debt	33.9	(3)	9.1	(3)	April 6, 2021
Finance/capital lease obligations (4)	65.0		66.7		Various
Other	3.4		3.0		Various
Total debt	1,576.1		1,653.8
Less: deferred financing costs	6.5		7.6
Total debt, net	1,569.6		1,646.2
Less: current portion	60.1		47.1
Total long-term debt, net	$1,509.5		$1,599.1

(1)	Interest at LIBOR plus applicable margin of 1.75% as of September 30, 2019.
(2)	Interest at LIBOR plus applicable margin of 2.00% as of December 31, 2018.
(3)	Interest at one month LIBOR index plus 80 basis points.
(4)	Finance/capital lease obligations are a non-cash financing activity.

As of September 30, 2019, the Company was in compliance with all applicable debt covenants.

2019 Credit Agreement

On October 16, 2019, the Company entered into the 2019 Credit Agreement with a syndicate of banks. The 2019 Credit Agreement replaced the Company's 2016 Credit Agreement. The 2019 Credit Agreement provides for a $425.0 million revolving credit facility, a $425.0 million term loan facility, and an incremental facility in an aggregate amount of up to $550.0 million plus the amount of certain prepayments plus an additional unlimited amount subject to compliance with a maximum consolidated secured leverage ratio test. The 2019 Credit Agreement has a $60.0 million sub-facility for the issuance of letters of credit.

Borrowings under the 2019 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the other subsidiary borrowers, at either (i) Base Rate plus the applicable margin or (ii) Eurocurrency Rate plus the applicable margin. For the revolving credit facility and the term loan facility (a) the initial applicable margin for Base Rate advances was 0.625% per annum and the initial applicable margin for Eurocurrency Rate advances was 1.625% per annum, and (b) following the delivery of financial statements for the fiscal quarter ending December 31, 2019, such applicable margins will be determined by a pricing grid based on the consolidated total net leverage ratio of the Company.

Obligations under the 2019 Credit Agreement are guaranteed by the Company’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions and are secured by a security interest in substantially all of Tempur Sealy International’s and the other subsidiary borrowers’ domestic assets and the domestic assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary owned by the Company or a subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by the Company or a subsidiary guarantor.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The 2019 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated indebtedness less netted cash (as defined below). Consolidated indebtedness includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding in excess of $40.0 million and other short-term debt. The Company is allowed to subtract from consolidated indebtedness an amount equal to 100.0% of the domestic and foreign unrestricted cash ("netted cash"), the aggregate of which cannot exceed $200.0 million at the end of the reporting period. As of September 30, 2019, netted cash was $51.2 million.

The 2019 Credit Agreement contains certain customary negative covenants, which include limitations on liens, investments, indebtedness, dispositions, mergers and acquisitions, the making of restricted payments, changes in the nature of business, changes in fiscal year, transactions with affiliates, use of proceeds, prepayments of certain indebtedness, entry into burdensome agreements and changes to governing documents. The 2019 Credit Agreement also contains certain customary affirmative covenants and events of default, including upon a change of control.

The Company is required to pay a commitment fee on the unused portion of the revolving credit facility, which initially will be 0.25% per annum and following the delivery of financial statements for the fiscal quarter ending December 31, 2019, such fees as determined by a pricing grid based on the consolidated total net leverage ratio of the Company. This unused commitment fee is payable quarterly in arrears and on the date of termination or expiration of the commitments under the revolving credit facility. The Company and the other borrowers also pay customary letter of credit issuance and other fees under the 2019 Credit Agreement.

The maturity date of the 2019 Credit Agreement is October 16, 2024. Amounts under the revolving credit facility may be borrowed, repaid and re-borrowed from time to time until the maturity date. The term loan facility is subject to quarterly amortization as set forth in the 2019 Credit Agreement. In addition, the term loan facility is subject to mandatory prepayment in connection with certain debt issuances, asset sales and casualty events, subject to certain reinvestment rights. Voluntary prepayments and commitment reductions under the 2019 Credit Agreement are permitted at any time without payment of any prepayment premiums.

2016 Credit Agreement

The Company used the proceeds from the 2019 Credit Agreement to refinance outstanding borrowings under the 2016 Credit Agreement and terminated the existing revolving credit commitments. The 2016 Credit Agreement initially provided for a $500.0 million revolving credit facility, a $500.0 million initial term loan facility and a $100.0 million delayed draw term loan facility.

During the nine months ended September 30, 2019, the Company prepaid $75.0 million on the Term A Facility under the 2016 Credit Agreement.

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

	Fair Value
(in millions)	September 30, 2019	December 31, 2018
2023 Senior Notes	$463.8	$435.6
2026 Senior Notes	627.2	549.3

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

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Condensed Consolidated Balance Sheet as of September 30, 2019:

(in millions)		September 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$227.2
Finance lease assets	Property, plant and equipment, net	55.4
Total leased assets		$282.6

Liabilities
Short-term:
Operating lease obligations	Accrued expenses and other current liabilities	$49.7
Finance lease obligations	Current portion of long-term debt	8.0
Long-term:
Operating lease obligations	Long-term operating lease obligations	186.2
Finance lease obligations	Long-term debt, net	57.0
Total lease obligations		$300.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes the classification of lease expense in the Company's Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2019	September 30, 2019
Operating lease expense (1)	$24.0	$65.2
Finance lease expense:
Amortization of right-of-use assets	2.1	6.3
Interest on lease obligations	1.2	3.6
Total lease expense	$27.3	$75.1

(1)	Includes short-term leases and variable lease expenses, which are immaterial.

The following table sets forth the scheduled maturities of lease obligations as of September 30, 2019:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2019 (excluding the nine months ended September 30, 2019)	$16.0	$3.0	$19.0
2020	58.5	11.9	70.4
2021	50.2	11.7	61.9
2022	42.4	9.6	52.0
2023	32.6	7.7	40.3
Thereafter	77.3	43.9	121.2
Total lease payments	277.0	87.8	364.8
Less: Interest	41.1	22.8	63.9
Present value of lease obligations	$235.9	$65.0	$300.9

The following table provides lease term and discount rate information related to operating and finance leases as of September 30, 2019:

September 30, 2019
Weighted average remaining lease term (years):
Operating leases	5.78
Finance leases	9.38

Weighted average discount rate:
Operating leases	5.47%
Finance leases	6.29%

The following table provides supplemental information related to the Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019:

Nine Months Ended
(in millions)	September 30, 2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases	$42.5
Financing cash flows paid for finance leases	5.9

Right-of-use assets obtained in exchange for new operating lease obligations	$66.1

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

(b) Treasury Stock. As of September 30, 2019, the Company had approximately $174.6 million remaining under the existing share repurchase authorization for repurchases of Tempur Sealy International's common stock. The Company repurchased 0.7 million shares for approximately $50.0 million and 0.7 million shares for approximately $52.3 million during the three and nine months ended September 30, 2019, respectively. The Company did not repurchase any shares during the three and nine months ended September 30, 2018.

In addition, the Company acquired an insignificant amount of shares upon the vesting of certain restricted stock units ("RSUs"), which were withheld to satisfy tax withholding obligations during each of the three and nine months ended September 30, 2019 and 2018. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $0.0 million and $0.5 million in treasury stock acquired during the three months ended September 30, 2019 and 2018, respectively. The Company acquired approximately $3.2 million and $3.5 million in treasury stock during the nine months ended September 30, 2019 and 2018, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(c) AOCL. AOCL consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
Foreign Currency Translation
Balance at beginning of period	$(84.7)	$(83.9)	$(91.7)	$(72.8)
Other comprehensive loss:
Foreign currency translation adjustments (1)	(6.7)	2.4	0.3	(8.7)
Balance at end of period	$(91.4)	$(81.5)	$(91.4)	$(81.5)

Pensions
Balance at beginning of period	$(3.6)	$(3.3)	$(3.6)	$(2.7)
Other comprehensive loss:
Net change from period revaluations, net of tax	—	—	—	—
Tax expense (2)	—	—	—	—
Total other comprehensive income before reclassifications, net of tax	$—	$—	$—	$—
Net amount reclassified to earnings (1)	—	—	—	—
U.S. tax reform - reclassification to retained earnings upon adoption of ASU No. 2018-02	—	—	—	(0.5)
Tax benefit (2)	—	—	—	(0.1)
Total amount reclassified from accumulated other comprehensive loss, net of tax	$—	$—	$—	$(0.6)
Total other comprehensive loss	—	—	—	(0.6)
Balance at end of period	$(3.6)	$(3.3)	$(3.6)	$(3.3)

(1)	In 2019 and 2018, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.
(2)	These amounts were included in the income tax provision in the accompanying Condensed Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(10) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Taxes	$132.2	$136.8
Wages and benefits	65.5	43.7
Advertising	62.0	46.1
Operating lease obligations	49.7	—
Sales returns	27.2	22.0
Warranty	19.0	14.9
Rebates	13.9	11.6
Other	116.9	84.1
	$486.4	$359.2

(11) Stock-Based Compensation

The Company’s stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 included performance restricted stock units ("PRSUs"), non-qualified stock options, RSUs and deferred stock units ("DSUs"). A summary of the Company’s stock-based compensation expense is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
PRSU expense	$0.3	$0.7	$1.0	$2.2
Option expense	1.3	1.6	3.7	5.4
RSU/DSU expense	5.2	4.2	15.3	12.0
Total stock-based compensation expense	$6.8	$6.5	$20.0	$19.6

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
At September 30, 2019, the Company had 1.6 million PRSUs granted in 2018 outstanding that will vest if the Company achieves a certain level of Adjusted EBITDA during four consecutive fiscal quarters as described below (the "2019 Aspirational Plan PRSUs"). The 2019 Aspirational Plan PRSUs will vest based on the highest Adjusted EBITDA for any four consecutive fiscal quarter period ending between (and including) March 31, 2018 and December 31, 2019 (the "First Designated Period"). If the highest Adjusted EBITDA in the First Designated Period is $600.0 million, 66% will vest; if the highest Adjusted EBITDA equals or exceeds $650.0 million, then 100% will vest; if the highest Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if the highest Adjusted EBITDA is less than $600.0 million then one-half of the 2019 Aspirational Plan PRSUs will no longer be available for vesting based on performance and the remaining one-half will remain available for vesting based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2020 and December 31, 2020 (the "Second Designated Period"). If the highest Adjusted EBITDA in the Second Designated Period is $600.0 million then 66% of the remaining 2019 Aspirational Plan PRSUs will vest; if the Adjusted EBITDA is $650.0 million or more 100% will vest; if Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if Adjusted EBITDA is below $600.0 million then all of the remaining 2019 Aspirational Plan PRSUs will be forfeited. Adjusted EBITDA is defined for purposes of the 2019 Aspirational PRSUs as the Company’s "Consolidated EBITDA" as such term is defined in the 2016 Credit Agreement.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The Company did not record any stock-based compensation expense related to the 2019 Aspirational Plan PRSUs during the three and nine months ended September 30, 2019, as it is not considered probable that the Company will achieve the specified performance target for either the First Designated Period or Second Designated Period. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for the First Designated Period is $93.2 million, which would be a non-cash expense over the remaining service period if achievement of the performance condition becomes probable.
(12) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all such pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

(13) Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2019 and 2018 was 26.5% and 26.1%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2019 and 2018 was 29.0% and 26.3%, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2019 and 2018 differed from the U.S. federal statutory rate of 21.0% principally due to subpart F income (i.e., GILTI earned by the Company’s foreign subsidiaries), certain foreign income tax rate differentials, state and local taxes, changes in the Company’s uncertain tax positions, the excess tax deficiency (or benefit) related to stock-based compensation and certain other permanent items.

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

During 2018, the Company reached agreements with both SKAT and the U.S. Internal Revenue Service ("IRS") (the "Settlement") with respect to the adjusted amount of royalties for tax years 2001 through 2011. The Company and SKAT are currently discussing the appropriate administrative process required to implement the Settlement as it relates to both tax and interest. During this process, the Company continues to maintain a liability on its balance sheet for tax and interest under the terms of the Settlement. At September 30, 2019 and December 31, 2018, the Danish liability related to the Settlement is DKK 847.3 million (approximately $123.7 million and $130.0 million using the applicable exchange rates at September 30, 2019 and December 31, 2018, respectively) and is included in accrued expenses and other current liabilities within the Company’s Condensed Consolidated Balance Sheet. At September 30, 2019 and December 31, 2018, respectively the Company had on deposit with SKAT DKK 970.1 million (approximately $141.6 million using the applicable exchange rate at September 30, 2019) and DKK 962.3 million (approximately $147.7 million using the applicable exchange rate at December 31, 2018) for the satisfaction of the anticipated liability for both tax and interest once the administrative process is concluded. The deposit held by SKAT is included in "Prepaid expenses and other current assets" within the Company's Condensed Consolidated Balance Sheet.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

SKAT has issued preliminary income tax assessments for the years 2012 through 2017, asserting an increase in the royalty earned by the Danish subsidiary. The Company expects to continue to receive preliminary income tax assessments from SKAT for the tax years 2018 and forward, asserting the royalties paid by the U.S. to the Danish subsidiary were too low, which the Company disputes.The Company entered into the Advance Pricing Agreement program (the "APA Program") for the tax years 2012 through 2022 (the "Post-2011 Years") in which the IRS, on the Company’s behalf, will negotiate directly with SKAT for a mutually agreeable royalty due from the U.S. subsidiary to the Danish Subsidiary (the "APA"). That APA is in the early stages of negotiations. Such negotiations are not expected to be concluded in the near term. The Company anticipates such negotiations will result in an increase in the amount of royalties due from the U.S subsidiary to the Danish subsidiary (the "Post-2011 Years Adjustment") for the years 2012 - 2018 as well as the nine month period ended September 30, 2019 (the "2012 to Current Period"). It is expected that the Post-2011 Years Adjustment will result in additional income tax in Denmark and a reduction of tax in the United States for the 2012 to Current Period. Consequently, the Company maintains an uncertain income tax liability for its estimate of the potential Danish income tax liability and a deferred tax asset for the associated United States tax benefit for the Post-2011 Years Adjustment. As of September 30, 2019 and December 31, 2018, the Company had accrued Danish tax and interest for Post-2011 Years of approximately DKK 256.9 million and DKK 230.3 million ($37.5 million and $35.3 million using the applicable exchange rates at September 30, 2019 and December 31, 2018, respectively) as an uncertain income tax liability, which is included in other non-current liabilities on the Company's Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018. The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish tax for the Post-2011 Years as of September 30, 2019 and December 31, 2018 is approximately $6.7 million and $4.2 million, respectively.

The Company’s uncertain income tax position associated with the Danish Tax Matter is derived using the cumulative probability analysis with possible outcomes based on the Company's updated evaluation of the facts and circumstances regarding this matter and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards as required by GAAP, taking into account both the U.S. and Danish income tax implications of such outcomes. Both the uncertain income tax position and the deferred tax asset discussed herein reflects the Company’s best judgment of the facts, circumstances and information available through September 30, 2019. If the Company is not successful in resolving the Danish Tax Matter for the Post-2011 Years or there is a change in facts and circumstances, the Company may be required to further increase its uncertain income tax position associated with this matter, or decrease its deferred tax asset, also related to this matter, which could have a material impact on the Company's reported earnings.

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at September 30, 2019 and December 31, 2018 would be $94.0 million and $91.4 million (exclusive of interest and penalties and translated at the applicable exchange rates), respectively. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. It is reasonably possible that there could be material changes to the amount of uncertain income tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, including the Danish tax matter, or the expiration of applicable statute of limitations; however, the Company is not able to estimate the impact of these items at this time.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

(14) Earnings Per Common Share
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per common share amounts)	2019	2018	2019	2018
Numerator:
Income from continuing operations, net of loss attributable to non-controlling interest	$72.5	$45.0	$144.1	$99.1

Denominator:
Denominator for basic earnings per common share-weighted average shares	54.6	54.5	54.7	54.4
Effect of dilutive securities:
Employee stock-based compensation	1.2	0.6	1.3	0.6
Denominator for diluted earnings per common share-adjusted weighted average shares	55.8	55.1	56.0	55.0

Basic earnings per common share for continuing operations	$1.33	$0.83	$2.63	$1.82

Diluted earnings per common share for continuing operations	$1.30	$0.82	$2.57	$1.80

The Company excludes shares issuable upon exercise of outstanding stock options from the diluted earnings per common share computation because their exercise price is greater than the average market price of Tempur Sealy International’s common stock or they are otherwise anti-dilutive.

The Company did not exclude any shares for the three months ended September 30, 2019 and excluded 1.4 million shares for the three months ended September 30, 2018. The Company excluded 1.1 million and 1.5 million shares for the nine months ended September 30, 2019 and 2018, respectively.
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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes total assets by segment:

(in millions)	September 30, 2019	December 31, 2018
North America	$3,187.8	$2,788.1
International	605.8	604.8
Corporate	503.3	569.0
Inter-segment eliminations	(1,193.8)	(1,246.5)
Total assets	$3,103.1	$2,715.4

     The following table summarizes property, plant and equipment, net by segment:

(in millions)	September 30, 2019	December 31, 2018
North America	$326.6	$317.5
International	49.9	51.1
Corporate	55.0	52.2
Total property, plant and equipment, net	$431.5	$420.8

The following table summarizes segment information for the three months ended September 30, 2019:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$682.0	$139.0	$—	$—	$821.0

Inter-segment sales	$0.6	$—	$—	$(0.6)	$—
Inter-segment royalty expense (income)	1.2	(1.2)	—	—	—
Gross profit	286.8	73.8	—	—	360.6
Operating income (loss)	119.8	27.3	(26.5)	—	120.6
Income (loss) from continuing operations before income taxes	117.8	24.0	(43.3)	—	98.5

Depreciation and amortization (1)	$17.1	$3.4	$9.5	$—	$30.0
Capital expenditures	15.0	2.0	5.0	—	22.0

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the three months ended September 30, 2018:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$595.8	$133.7	$—	$—	$729.5

Inter-segment sales	$1.1	$0.2	$—	$(1.3)	$—
Inter-segment royalty expense (income)	0.9	(0.9)	—	—	—
Gross profit	229.2	70.8	—	—	300.0
Operating income (loss)	81.9	25.8	(23.0)	—	84.7
Income (loss) from continuing operations before income taxes	78.5	23.5	(42.3)	—	59.7

Depreciation and amortization (1)	$16.6	$3.3	$10.0	$—	$29.9
Capital expenditures	11.2	2.9	1.2	—	15.3

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

The following table summarizes segment information for the nine months ended September 30, 2019:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,814.1	$420.6	$—	$—	$2,234.7

Inter-segment sales	$2.5	$0.4	$—	$(2.9)	$—
Inter-segment royalty expense (income)	3.2	(3.2)	—	—	—
Gross profit	731.2	224.6	—	—	955.8
Operating income (loss)	264.2	79.9	(82.0)	—	262.1
Income (loss) from continuing operations before income taxes	258.8	77.0	(132.9)	—	202.9

Depreciation and amortization (1)	$47.7	$10.2	$28.8	$—	$86.7
Capital expenditures	42.3	8.0	11.6	—	61.9

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the nine months ended September 30, 2018:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Net sales	$1,608.6	$418.2	$—	$—	$2,026.8

Inter-segment sales	$2.3	$0.4	$—	$(2.7)	$—
Inter-segment royalty expense (income)	2.2	(2.2)	—	—	—
Gross profit	616.7	220.8	—	—	837.5
Operating income (loss)	200.1	75.5	(77.2)	—	198.4
Income (loss) from continuing operations before income taxes	193.7	71.0	(134.0)	—	130.7

Depreciation and amortization (1)	$43.8	$10.2	$30.8	$—	$84.8
Capital expenditures	42.1	8.9	4.8	—	55.8

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net by geographic region:

(in millions)	September 30, 2019	December 31, 2018
United States	$363.8	$350.7
Canada	17.8	19.1
Other International	49.9	51.0
Total property, plant and equipment, net	$431.5	$420.8
Total International	$67.7	$70.1

The following table summarizes net sales by geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2019	2018	2019	2018
United States	$621.4	$536.8	$1,652.3	$1,454.6
Canada	60.6	59.0	161.8	154.0
Other International	139.0	133.7	420.6	418.2
Total net sales	$821.0	$729.5	$2,234.7	$2,026.8
Total International	$199.6	$192.7	$582.4	$572.2

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

The following supplemental financial information presents the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Three Months Ended September 30, 2019
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$641.9	$200.1	$(21.0)	$821.0
Cost of sales	—	366.5	114.9	(21.0)	460.4
Gross profit	—	275.4	85.2	—	360.6
Selling and marketing expenses	2.8	119.8	46.0	—	168.6
General, administrative and other expenses	4.3	57.1	14.2	(0.3)	75.3
Equity income in earnings of unconsolidated affiliates	—	—	(3.9)	—	(3.9)
Operating (loss) income	(7.1)	98.5	28.9	0.3	120.6

Other expense (income), net:
Third party interest expense, net	14.0	6.4	0.4	—	20.8
Intercompany interest (income) expense, net	(2.4)	3.4	(1.0)	—	—
Interest expense (income), net	11.6	9.8	(0.6)	—	20.8
Other expense (income), net	—	1.5	(1.4)	1.2	1.3
Total other expense (income), net	11.6	11.3	(2.0)	1.2	22.1

Income from equity investees	88.8	21.6	—	(110.4)	—

Income from continuing operations before income taxes	70.1	108.8	30.9	(111.3)	98.5
Income tax benefit (provision)	3.1	(20.0)	(9.3)	0.1	(26.1)
Income from continuing operations	73.2	88.8	21.6	(111.2)	72.4
Income from discontinued operations, net of tax	—	—	—	0.8	0.8
Net income before non-controlling interest	73.2	88.8	21.6	(110.4)	73.2
Less: Net loss attributable to non-controlling interest	(0.1)	—	(0.1)	0.1	(0.1)
Net income attributable to Tempur Sealy International, Inc.	$73.3	$88.8	$21.7	$(110.5)	$73.3

Comprehensive income attributable to Tempur Sealy International, Inc.	$66.6	$92.8	$11.0	$(103.8)	$66.6

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2019
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations		Consolidated
Net sales	$—	$1,706.3	$581.3	$(52.9)		$2,234.7
Cost of sales	—	1,001.1	330.7	(52.9)		1,278.9
Gross profit	—	705.2	250.6	—		955.8
Selling and marketing expenses	8.4	335.9	141.2	(0.1)		485.4
General, administrative and other expenses	12.8	165.4	42.6	(2.1)		218.7
Equity income in earnings of unconsolidated affiliates	—	—	(10.4)	—		(10.4)
Operating (loss) income	(21.2)	203.9	77.2	2.2		262.1
						—
Other expense (income), net:
Third party interest expense, net	42.2	21.0	2.5	—		65.7
Intercompany interest (income) expense, net	(7.5)	8.8	(1.3)	—		—
Interest expense, net	34.7	29.8	1.2	—		65.7
Other income, net	—	(5.1)	(2.9)	1.5	—	(6.5)
Total other expense (income), net	34.7	24.7	(1.7)	1.5		59.2

Income from equity investees	189.3	58.0	—	(247.3)		—

Income from continuing operations before income taxes	133.4	237.2	78.9	(246.6)		202.9
Income tax benefit (provision)	9.9	(47.9)	(20.9)	0.1		(58.8)
Income from continuing operations	143.3	189.3	58.0	(246.5)		144.1
Loss from discontinued operations, net of tax	—	—	—	(0.8)		(0.8)
Net income attributable to Tempur Sealy International, Inc.	$143.3	$189.3	$58.0	$(247.3)		$143.3

Comprehensive income attributable to Tempur Sealy International, Inc.	$143.6	$194.8	$52.8	$(247.6)		$143.6

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Income and Comprehensive Income
Nine Months Ended September 30, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$1,507.6	$594.3	$(75.1)	$2,026.8
Cost of sales	—	918.0	338.5	(67.2)	1,189.3
Gross profit	—	589.6	255.8	(7.9)	837.5
Selling and marketing expenses	6.3	296.5	152.0	(10.2)	444.6
General, administrative and other expenses	14.3	154.0	42.5	(4.8)	206.0
Equity income in earnings of unconsolidated affiliates	—	—	(11.5)	—	(11.5)
Operating (loss) income	(20.6)	139.1	72.8	7.1	198.4

Other expense, net:
Third party interest expense, net	44.7	22.3	4.2	(1.7)	69.5
Intercompany interest (income) expense, net	(5.3)	7.8	(2.5)	—	—
Interest expense, net	39.4	30.1	1.7	(1.7)	69.5
Other (income) expense, net	—	(7.1)	7.4	(2.1)	(1.8)
Total other expense, net	39.4	23.0	9.1	(3.8)	67.7

Income from equity investees	134.1	15.1	—	(149.2)	—

Income from continuing operations before income taxes	74.1	131.2	63.7	(138.3)	130.7
Income tax benefit (provision)	11.3	2.9	(48.6)	—	(34.4)
Income from continuing operations	85.4	134.1	15.1	(138.3)	96.3
Loss from discontinued operations, net of tax	—	—	—	(10.9)	(10.9)
Net income before non-controlling interest	85.4	134.1	15.1	(149.2)	85.4
Less: Net loss attributable to non-controlling interest	(2.8)	(2.6)	(0.2)	2.8	(2.8)
Net income attributable to Tempur Sealy International, Inc.	$88.2	$136.7	$15.3	$(152.0)	$88.2

Comprehensive income attributable to Tempur Sealy International, Inc.	$78.9	$136.1	$6.6	$(142.7)	$78.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Balance Sheets
September 30, 2019
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$14.2	$38.7	$—	$52.9
Accounts receivable, net	1.0	23.1	379.2	27.9	431.2
Inventories	—	210.5	60.3	—	270.8
Prepaid expenses and other current assets	289.0	66.3	136.7	(286.4)	205.6
Total Current Assets	290.0	314.1	614.9	(258.5)	960.5
Property, plant and equipment, net	—	363.8	67.7	—	431.5
Goodwill	—	512.1	218.3	—	730.4
Other intangible assets, net	—	567.7	76.3	—	644.0
Operating lease right-of-use assets	—	179.6	47.6	—	227.2
Deferred income taxes	13.6	—	13.6	(13.6)	13.6
Other non-current assets	3.8	52.5	39.6	—	95.9
Net investment in subsidiaries	819.7	317.5	—	(1,137.2)	—
Due from affiliates	382.7	135.1	24.3	(542.1)	—
Total Assets	$1,509.8	$2,442.4	$1,102.3	$(1,951.4)	$3,103.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$194.7	$53.6	$27.9	$276.2
Accrued expenses and other current liabilities	21.4	250.3	214.7	—	486.4
Current portion of long-term debt	—	56.7	3.4	—	60.1
Income taxes payable	—	296.4	15.3	(286.4)	25.3
Total Current Liabilities	21.4	798.1	287.0	(258.5)	848.0
Long-term debt, net	1,044.0	431.3	34.2	—	1,509.5
Long-term operating lease obligations	—	152.8	33.4	—	186.2
Deferred income taxes	—	108.6	15.1	(13.6)	110.1
Other non-current liabilities	—	56.7	56.1	—	112.8
Due to affiliates	107.9	75.2	359.0	(542.1)	—
Total Liabilities	1,173.3	1,622.7	784.8	(814.2)	2,766.6

Total Stockholders' Equity	336.5	819.7	317.5	(1,137.2)	336.5
Total Liabilities and Stockholders’ Equity	$1,509.8	$2,442.4	$1,102.3	$(1,951.4)	$3,103.1

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2019 (in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(22.0)	$215.1	$6.9	$1.7	$201.7

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	—	(53.5)	(8.4)	—	(61.9)
Acquisitions, net of cash acquired	—	(9.0)	(8.1)	—	(17.1)
Other	—	4.8	10.2	—	15.0
Contributions (paid to) received from subsidiaries and affiliates	—	(58.1)	58.1	—	—
Net cash (used in) provided by investing activities from continuing operations	—	(115.8)	51.8	—	(64.0)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	—	161.9	440.6	—	602.5
Repayments of borrowings under long-term debt obligations	—	(263.2)	(415.3)	—	(678.5)
Net activity in investment in and advances from (to) subsidiaries and affiliates	64.6	16.0	(80.6)	—	—
Excess tax benefit from stock-based compensation	12.8	—	—	—	12.8
Treasury stock repurchased	(55.5)	—	—	—	(55.5)
Payments of deferred financing costs	—	—	(0.1)	—	(0.1)
Other	—	(6.0)	—	—	(6.0)
Net cash provided by (used in) financing activities from continuing operations	21.9	(91.3)	(55.4)	—	(124.8)

Net cash (used in) provided by continuing operations	(0.1)	8.0	3.3	1.7	12.9

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows, net	—	—	—	(1.7)	(1.7)
Investing cash flows, net	—	—	—	—	—
Financing cash flows, net	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	(1.7)	(1.7)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(4.1)	—	(4.1)
(Decrease)/increase in cash and cash equivalents	(0.1)	8.0	(0.8)	—	7.1
CASH AND CASH EQUIVALENTS, beginning of period	0.1	6.2	39.5	—	45.8
CASH AND CASH EQUIVALENTS, end of period	$—	$14.2	$38.7	$—	$52.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (unaudited) (continued)

Supplemental Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(28.4)	$132.7	$8.7	$17.6	$130.6

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	—	(46.4)	(9.6)	0.2	(55.8)
Contributions (paid to) received from subsidiaries and affiliates	—	(83.6)	83.6	—	—
Other	—	0.1	0.2	—	0.3
Net cash (used in) provided by investing activities from continuing operations	—	(129.9)	74.2	0.2	(55.5)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	—	335.6	527.4	—	863.0
Repayments of borrowings under long-term debt obligations	—	(358.1)	(564.6)	—	(922.7)
Net activity in investment in and advances from (to) subsidiaries and affiliates	27.6	21.7	(49.3)	—	—
Proceeds from exercise of stock options	4.2	—	—	—	4.2
Treasury stock repurchased	(3.5)	—	—	—	(3.5)
Other	—	(3.8)	(0.9)	—	(4.7)
Net cash provided by (used in) financing activities from continuing operations	28.3	(4.6)	(87.4)	—	(63.7)

Net cash (used in) provided by continuing operations	(0.1)	(1.8)	(4.5)	17.8	11.4

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows, net	—	—	—	(17.6)	(17.6)
Investing cash flows, net	—	—	—	(0.2)	(0.2)
Financing cash flows, net	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	(17.8)	(17.8)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(2.1)	—	(2.1)
Decrease in cash and cash equivalents	(0.1)	(1.8)	(6.6)	—	(8.5)
CASH AND CASH EQUIVALENTS, beginning of period	0.1	12.3	29.5	—	41.9
CASH AND CASH EQUIVALENTS, end of period	—	10.5	22.9	—	33.4
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	—	1.3	—	1.3
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$—	$10.5	$21.6	$—	$32.1

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

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the three and nine months ended September 30, 2019, including the following topics:

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

General Business and Economic Conditions

Our business is affected by general business and economic conditions, and these conditions could have an impact on future demand for our products. The global economic environment continues to be challenging, and there have been signs of deterioration in the U.S. retail sector. Over the past two years, a national department store retail customer and various regional retail customers have filed for U.S. bankruptcy protection. Entry-level bedding imports from China significantly increased during 2018 and are competing against our value priced Sealy products in the U.S. market. We believe these imports are being sold below cost. In September 2018, we and other industry participants filed petitions with the U.S. International Trade Commission and the U.S. Department of Commerce, alleging that many of these Chinese imports are being dumped into the U.S. market at prices below cost. As a result of these petitions, the U.S. International Trade Commission and the U.S. Department of Commerce commenced investigations. A final determination was reached by the U.S. Department of Commerce in October 2019, imposing a range of tariffs on these imports from 57% to 1,731%.  The case is now before the U.S. International Trade Commission where a final determination of that body is expected in late November 2019, which will conclude the case.

We are focused on developing our North America distribution network by opening more company-owned Tempur-Pedic stores and expanding our online availability. We currently expect to have approximately 60 company-owned Tempur-Pedic retail stores in operation by the end of 2019, with an ultimate target of 125 to 150 stores. We expect these stores to complement our existing third-party retail partners by increasing our products' brand awareness in the local markets. We also plan to expand our offerings in our own e-commerce platform and with third-party online retailers where our market share is still very low. Online bedding sales have increased significantly, as a growing segment of consumers prefer to purchase bedding products in this way. During 2019, we have experienced strong growth in both our e-commerce business and our company-owned stores.

Our International operations were impacted by country specific conditions that challenged net sales in the second and third quarters of 2019. We expect these challenges to continue in the fourth quarter of 2019.

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

Supply Agreements with Mattress Firm, Inc. ("Mattress Firm"), Big Lots, Inc. ("Big Lots"), and Beter Bed Holding N.V. ("Beter Bed")

During the second quarter of 2019, we entered into a supply agreement with Mattress Firm to reintroduce Tempur-Pedic, Stearns & Foster and Sealy branded products into approximately 2,500 Mattress Firm stores across the United States. We expect to reintroduce our products into Mattress Firm stores beginning in the fourth quarter of 2019, and we expect to complete the launch early in the first quarter of 2020. Additionally, we expanded our long-term supply agreement with Big Lots, a 1,400-store retailer, to primarily supply entry-level Sealy products.

As a result of these agreements, we expect significantly higher volume in our North America segment operations beginning in 2020. In the third quarter of 2019, we completed the roll out of Sealy products at Big Lots. During the third quarter of 2019, we incurred additional costs of approximately $5 million associated with additional personnel and expanded quality control procedures, which were not offset by incremental revenues in the period. The impact of these agreements to Adjusted EBITDA, which is a non-GAAP financial measure, for 2019 is not expected to be material; however, we expect significant incremental annual Adjusted EBITDA beginning in 2020.

Additionally, we recently extended our European retail distribution network by reaching a supply agreement with Beter Bed. The launch of new products with Beter Bed was completed in the third quarter of 2019 and includes over 100 stores.

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

In 2019, foreign exchange rate fluctuations had a slightly unfavorable impact on our results of operations, which we expect to continue for the remainder of 2019, as we expect the U.S. Dollar to remain strong relative to all major foreign currencies.

Gross Margins

In 2019, our gross margin was favorably impacted by the full realization of pricing actions implemented in 2018, improved merchandising mix due to the completion of our Tempur product launch, expansion of our Direct channel and increased unit volume which resulted in improved gross margin leverage. We expect merchandising mix will continue to be favorable. Demand for our Tempur and Sealy products exceeded our expectations in North America during 2019, and we expect this demand to continue in the fourth quarter of 2019.

In the first half of 2019, commodity cost inflation and tariffs were slightly unfavorable to our gross margin. As a result of these import tariffs, we implemented certain price increases on our adjustable bases imported from China. In the third quarter of 2019, commodities and tariffs were slightly favorable to our gross margin, and we expect this to continue in the fourth quarter.

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

In the first half of 2019, we completed the rollout of our higher-end Tempur Breeze and Stearns & Foster products in our North America segment. The Tempur Breeze rollout completed the largest Tempur rollout in our history. In 2018, we launched entry-level Tempur mattresses, Tempur pillows, Sealy Hybrid mattresses and adjustable bases. Launch costs for the Tempur Breeze and Stearns & Foster product introductions in the first half of 2019 were slightly unfavorable as compared to the first half of 2018. In 2018 and the first quarter of 2019, our profitability in North America was unfavorably impacted, as some consumers purchased our new entry-level mattresses instead of our existing higher-end mattresses. Our profitability in the second and third quarters of 2019 was favorably impacted by the completion of the rollout of our higher-end Tempur Breeze products and we expect this profitability to continue into the remainder of 2019.

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

Financial Leverage

As of September 30, 2019, we had $1,576.1 million of total debt outstanding, net income was $73.3 million for the third quarter of 2019 and Adjusted EBITDA, which is a non-GAAP financial measure, was $473.6 million for the trailing twelve months ended September 30, 2019. Higher financial leverage makes us more vulnerable to general adverse competitive, economic and industry conditions. There can be no assurance that our business will generate sufficient cash flow from operations to service our current debt obligations or that future borrowing will be available.

On October 16, 2019, we entered into a senior secured credit agreement ("2019 Credit Agreement") with a syndicate of banks, replacing our previous senior secured credit agreement dated April 6, 2016 ("2016 Credit Agreement"). As of September 30, 2019, our ratio of consolidated indebtedness less netted cash to Adjusted EBITDA calculated in accordance with the 2019 Credit Agreement was 3.22 times, which was within the covenant in our debt agreements which limits this ratio to 5.00 times for the trailing twelve months ended September 30, 2019. For more information on this non-GAAP financial measure and compliance with the 2019 Credit Agreement, please refer to "Non-GAAP Financial Information" below. As of September 30, 2019, we were in compliance with the financial covenants in our debt agreements.

Subject to market conditions, we are targeting quarterly share repurchases of approximately $50 million in the near-term. We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. During the third quarter of 2019, we repurchased 0.7 million shares of our common stock for a total cost of $50.0 million. As of September 30, 2019, we had approximately $174.6 million available under our existing share repurchase authorization.

Results of Operations

A summary of our results for the three months ended September 30, 2019 include:

•
Total net sales increased 12.5% to $821.0 million from $729.5 million in the third quarter of 2018. On a constant currency basis, which is a non-GAAP financial measure, total net sales increased 13.4%, with an increase of 14.6% in the North America business segment and an increase of 8.0% in the International business segment.

•	Gross margin was 43.9% as compared to 41.1% in the third quarter of 2018.

•
Operating income increased 42.4% to $120.6 million as compared to $84.7 million in the third quarter of 2018. Adjusted operating income, which is a non-GAAP financial measure, was $97.8 million in the third quarter of 2018. There were no adjustments to operating income in the third quarter of 2019.

•
Net income increased 73.3% to $73.3 million as compared to $42.3 million in the third quarter of 2018. Adjusted net income, which is a non-GAAP financial measure, increased 29.2% to $72.5 million as compared to $56.1 million in the third quarter of 2018.

•
Earnings before interest, tax, depreciation and amortization ("EBITDA"), which is a non-GAAP financial measure, increased 33.7% to $150.7 million as compared to $112.7 million for the third quarter of 2018. Adjusted EBITDA, which is a non-GAAP financial measure, increased 17.4% to $149.9 million as compared to $127.7 million in the third quarter of 2018.

•
Earnings per diluted share ("EPS") increased 70.1% to $1.31 as compared to $0.77 in the third quarter of 2018. Adjusted EPS, which is a non-GAAP financial measure, increased 27.5% to $1.30 as compared to $1.02 in the third quarter of 2018.

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

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE
THREE MONTHS ENDED SEPTEMBER 30, 2018

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Three Months Ended September 30,
(in millions, except percentages and per share amounts)	2019		2018
Net sales	$821.0	100.0%	$729.5	100.0%
Cost of sales	460.4	56.1	429.5	58.9
Gross profit	360.6	43.9	300.0	41.1
Selling and marketing expenses	168.6	20.5	145.9	20.0
General, administrative and other expenses	75.3	9.2	73.2	10.0
Equity income in earnings of unconsolidated affiliates	(3.9)	(0.5)	(3.8)	(0.5)
Operating income	120.6	14.7	84.7	11.6

Other expense, net:
Interest expense, net	20.8	2.5	23.6	3.2
Other expense, net	1.3	0.2	1.4	0.2
Total other expense, net	22.1	2.7	25.0	3.4

Income from continuing operations before income taxes	98.5	12.0	59.7	8.2
Income tax provision	(26.1)	(3.2)	(15.6)	(2.1)
Income from continuing operations	72.4	8.8	44.1	6.0
Income (loss) from discontinued operations, net of tax	0.8	0.1	(2.7)	(0.4)
Net income before non-controlling interest	73.2	8.9	41.4	5.7
Less: Net loss attributable to non-controlling interest	(0.1)	—	(0.9)	(0.1)
Net income attributable to Tempur Sealy International, Inc.	$73.3	8.9%	$42.3	5.8%

Earnings per common share:

Basic
Earnings per share for continuing operations	$1.33		$0.83
Earnings (loss) per share for discontinued operations	0.01		(0.05)
Earnings per share	$1.34		$0.78

Diluted
Earnings per share for continuing operations	$1.30		$0.82
Earnings (loss) per share for discontinued operations	0.01		(0.05)
Earnings per share	$1.31		$0.77

Weighted average common shares outstanding:
Basic	54.6		54.5
Diluted	55.8		55.1

NET SALES

	Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale channel	$710.1	$660.9	$602.2	$553.6	$107.9	$107.3
Direct channel	110.9	68.6	79.8	42.2	31.1	26.4
Total net sales	$821.0	$729.5	$682.0	$595.8	$139.0	$133.7

Net sales increased 12.5%, and on a constant currency basis increased 13.4%. The increase in net sales was driven by:

•
North America net sales increased $86.2 million, or 14.5%. Net sales in the Wholesale channel increased $48.6 million, or 8.8%, driven by continued success of Tempur and Sealy products and expanded distribution of our Sealy products. Net sales in the Direct channel increased $37.6 million, or 89.1%, primarily driven by growth from company-owned stores, including the Sleep Outfitters Acquisition, and our e-commerce business. Excluding Sleep Outfitters, the Wholesale channel increased approximately 11% and the Direct channel increased approximately 37%. On a constant currency basis, North America net sales increased 14.6%.

•
International net sales increased $5.3 million, or 4.0%. On a constant currency basis, International net sales increased 8.0%, driven primarily by Direct channel growth. Net sales in the Wholesale channel increased 4.8% on a constant currency basis. Net sales in the Direct channel increased 21.2% on a constant currency basis, primarily driven by growth from e-commerce and company-owned stores.

GROSS PROFIT

	Three Months Ended September 30,
	2019		2018
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$286.8	42.1%	$229.2	38.5%	3.6%
International	73.8	53.1%	70.8	53.0%	0.1%
Consolidated gross margin	$360.6	43.9%	$300.0	41.1%	2.8%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Gross margin improved 280 basis points. The principal factors impacting gross margin for each operating segment are discussed below:

•
North America gross margin improved 360 basis points. The improvement in gross margin was primarily driven by favorable Tempur merchandising mix of 140 basis points, favorable pricing of 140 basis points, and favorable commodity costs of 120 basis points. Additionally, in 2018, we recorded $4.9 million of restructuring charges related to our acquisition of the remaining interest in a joint venture and $3.7 million of supply chain transition costs to consolidate certain manufacturing and distribution facilities, resulting in an favorable impact of 130 basis points. These improvements were partially offset by inefficiencies associated with new distribution of 110 basis points.

•	International gross margin improved 10 basis points. The improvement in gross margin is primarily driven by favorable commodity costs.

OPERATING EXPENSES

	Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$75.0	$69.1	$65.8	$59.2	$9.2	$9.9	$—	$—
Other selling and marketing expenses	93.6	76.8	60.5	45.7	30.2	28.9	2.9	2.2
General, administrative and other expenses	75.3	73.2	40.7	42.4	11.0	10.0	23.6	20.8
Total operating expenses	$243.9	$219.1	$167.0	$147.3	$50.4	$48.8	$26.5	$23.0

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

Operating expenses increased $24.8 million, or 11.3%, and decreased 30 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses increased $19.7 million, or 13.4%, and decreased 20 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising and selling and marketing investments, variable compensation expense and incremental operating expense associated with a higher number of company-owned stores. Additionally, in 2018, we recorded $4.1 million of restructuring charges related to our acquisition of the remaining interest in a joint venture, as well as, incremental bad debt expense related to the bankruptcy of a department store retailer, which was not repeated in the same period in 2019. We will plan to continue to invest in advertising in the fourth quarter of 2019 now that the Tempur and Stearns & Foster product launches are complete.

•
International operating expenses increased $1.6 million, or 3.3%, and decreased 20 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by selling and marketing investments and variable compensation expense. Additionally, in 2018, we recognized $0.4 million of costs associated with our International simplification efforts, which were not repeated in the same period in 2019.

•	Corporate operating expenses increased $3.5 million, or 15.2%. The increase in operating expenses was primarily driven by variable compensation expense.

Research and development expenses for the three months ended September 30, 2019 were $5.6 million compared to $4.9 million for the three months ended September 30, 2018, an increase of $0.7 million, or 14.3%.

OPERATING INCOME

	Three Months Ended September 30,
	2019		2018
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$119.8	17.6%	$81.9	13.7%	3.9%
International	27.3	19.6%	25.8	19.3%	0.3%
	147.1		107.7
Corporate expenses	(26.5)		(23.0)
Total operating income	$120.6	14.7%	$84.7	11.6%	3.1%

Operating income increased $35.9 million and operating margin improved 310 basis points. The changes in operating income and operating margin by segment are discussed below.

•
North America operating income increased $37.9 million and operating margin improved 390 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 360 basis points. Additionally, in 2018, we recorded $4.1 million of restructuring charges related to our acquisition of the remaining interest in a joint venture, as well as, incremental bad debt expense related to the bankruptcy of a department store retailer, which were not repeated in the same period in 2019. These improvements were partially offset by increased variable compensation expense.

•
International operating income increased $1.5 million and operating margin improved 30 basis points. The improvement in operating margin was primarily driven by improved operating expense leverage and the improvement in gross margin. Additionally, in 2018, we recognized $0.4 million of costs associated with our International simplification efforts, which was not repeated in the same period in 2019.

•	Corporate operating expenses increased $3.5 million, which negatively impacted our consolidated operating margin by 40 basis points.

INTEREST EXPENSE, NET

	Three Months Ended September 30,
(in millions, except percentages)	2019	2018	% Change
Interest expense, net	$20.8	$23.6	(11.9)%

Interest expense, net, decreased $2.8 million, or 11.9%. The decrease in interest expense, net, was driven by reduced average levels of outstanding debt and lower interest rates on our variable rate debt.

INCOME TAX PROVISION

	Three Months Ended September 30,
(in millions, except percentages)	2019	2018	% Change
Income tax provision	$26.1	$15.6	67.3%
Effective tax rate	26.5%	26.1%

Our income tax provision increased $10.5 million due to an increase in income before income taxes. Our effective tax rate increased 40 basis points. The effective tax rate for the three months ended September 30, 2019 included a net favorable impact of discrete items. The effective tax rate for the three months ended September 30, 2018 included the net impact of the Danish Tax Matter and the impact of the U.S. Tax Reform Act as reflected on our U.S. income tax returns filed during that period and other discrete items.

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 2018

The following table sets forth the various components of our Condensed Consolidated Statements of Income, and expresses each component as a percentage of net sales:

	Nine Months Ended September 30,
(in millions, except percentages and per share amounts)	2019		2018
Net sales	$2,234.7	100.0%	$2,026.8	100.0%
Cost of sales	1,278.9	57.2	1,189.3	58.7
Gross profit	955.8	42.8	837.5	41.3
Selling and marketing expenses	485.4	21.7	444.6	21.9
General, administrative and other expenses	218.7	9.8	206.0	10.2
Equity income in earnings of unconsolidated affiliates	(10.4)	(0.5)	(11.5)	(0.6)
Operating income	262.1	11.7	198.4	9.8

Other expense, net:
Interest expense, net	65.7	2.9	69.5	3.4
Other income, net	(6.5)	(0.3)	(1.8)	(0.1)
Total other expense, net	59.2	2.6	67.7	3.3

Income from continuing operations before income taxes	202.9	9.1	130.7	6.4
Income tax provision	(58.8)	(2.6)	(34.4)	(1.7)
Income from continuing operations	144.1	6.4	96.3	4.8
Loss from discontinued operations, net of tax	(0.8)	—	(10.9)	(0.5)
Net income before non-controlling interest	143.3	6.4	85.4	4.2
Less: Net loss attributable to non-controlling interest	—	—	(2.8)	(0.1)
Net income attributable to Tempur Sealy International, Inc.	$143.3	6.4%	$88.2	4.4%

Earnings per common share:

Basic
Earnings per share for continuing operations	$2.63		$1.82
Loss per share for discontinued operations	(0.01)		(0.20)
Earnings per share	$2.62		$1.62

Diluted
Earnings per share for continuing operations	$2.57		$1.80
Loss per share for discontinued operations	(0.01)		(0.20)
Earnings per share	$2.56		$1.60

Weighted average common shares outstanding:
Basic	54.7		54.4
Diluted	56.0		55.0

NET SALES

	Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
(in millions)	Consolidated		North America		International
Net sales by channel
Wholesale channel	$1,958.2	$1,845.6	$1,632.5	$1,501.9	$325.7	$343.7
Direct channel	276.5	181.2	181.6	106.7	94.9	74.5
Total net sales	$2,234.7	$2,026.8	$1,814.1	$1,608.6	$420.6	$418.2

Net sales increased 10.3%, and on a constant currency basis increased 11.6%. The increase in net sales was driven by:

•
North America net sales increased $205.5 million, or 12.8%. Net sales in the Wholesale channel increased $130.6 million, or 8.7%, driven primarily by new Tempur product introductions. Net sales in our Direct channel increased $74.9 million, or 70.2%, primarily driven by growth from company-owned stores, including the Sleep Outfitters Acquisition, and our e-commerce business. Excluding Sleep Outfitters, the Wholesale channel increased approximately 11% and the Direct channel increased approximately 61%. On a constant currency basis, North America net sales increased 13.1%.

•
International net sales increased $2.4 million, or 0.6%. On a constant currency basis, International net sales increased 5.8%, driven primarily by Direct channel growth. Net sales in the Wholesale channel decreased 0.2% on a constant currency basis, primarily driven by country specific conditions. Net sales in the Direct channel increased 33.4% on a constant currency basis, primarily driven by growth from company-owned stores.

GROSS PROFIT

	Nine Months Ended September 30,
	2019		2018
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Margin Change
North America	$731.2	40.3%	$616.7	38.3%	2.0%
International	224.6	53.4%	220.8	52.8%	0.6%
Consolidated gross margin	$955.8	42.8%	$837.5	41.3%	1.5%

Costs associated with net sales are recorded in cost of sales and include the costs of producing, shipping, warehousing, receiving and inspecting goods during the period, as well as depreciation and amortization of long-lived assets used in the manufacturing process.

Gross margin improved 150 basis points. The principal factors impacting gross margin for each segment are discussed below.

•
North America gross margin improved 200 basis points. The improvement in gross margin was primarily driven by favorable pricing of 140 basis points and favorable product and brand mix of 100 basis points. Additionally, in 2018, we recorded $4.9 million of restructuring charges related to our acquisition of the remaining interest in a joint venture and $3.7 million of supply chain transition costs to consolidate certain manufacturing and distribution facilities, resulting in a favorable impact of 50 basis points. These improvements were partially offset by inefficiencies associated with new distribution and unfavorable channel mix.

•	International gross margin improved 60 basis points. The improvement in gross margin was primarily driven by lower commodity costs.

OPERATING EXPENSES

	Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising expenses	$203.0	$198.8	$174.6	$167.8	$28.4	$31.0	$—	$—
Other selling and marketing expenses	282.4	245.8	180.6	145.8	93.4	93.7	8.4	6.3
General, administrative and other expenses	218.7	206.0	111.8	103.0	33.3	32.1	73.6	70.9
Total operating expenses	$704.1	$650.6	$467.0	$416.6	$155.1	$156.8	$82.0	$77.2

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

Operating expenses increased $53.5 million, or 8.2%, and decreased 60 basis points as a percentage of net sales. The primary drivers of changes in operating expenses by segment are explained below.

•
North America operating expenses increased $50.4 million, or 12.1%, and decreased 20 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising and selling and marketing investments, variable compensation expense and incremental operating expense associated with a higher number of company-owned stores. Additionally, in 2018, we recorded $4.1 million of restructuring charges related to our acquisition of the remaining interest in a joint venture, as well as, incremental bad debt expense related to the bankruptcy of a department store retailer, which were not repeated in the same period in 2019. We plan to continue to invest in advertising in the fourth quarter of 2019 now that the Tempur and Stearns & Foster product launches are complete.

•
International operating expenses decreased $1.7 million, or 1.1% and decreased 60 basis points as a percentage of net sales. The decrease in operating expenses was primarily driven by decreased advertising costs, offset by an increase in variable compensation expense. Additionally, in 2018, we recognized $3.8 million of costs associated with our International simplification efforts, which were not repeated in the same period in 2019.

•
Corporate operating expenses increased $4.8 million, or 6.2%. The increase in operating expenses was primarily driven by variable compensation expense and $4.1 million of professional fees primarily related to the Sleep Outfitters Acquisition. Additionally, in 2018, we recorded $2.0 million of professional fees associated with our International simplification efforts, which were not repeated in the same period in 2019.

Research and development expenses were $16.8 million for the nine months ended September 30, 2019 as compared to $16.1 million for the nine months ended September 30, 2018.

OPERATING INCOME

	Nine Months Ended September 30,
	2019		2018
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	Margin Change
North America	$264.2	14.6%	$200.1	12.4%	2.2%
International	79.9	19.0%	75.5	18.1%	0.9%
	344.1		275.6
Corporate expenses	(82.0)		(77.2)
Total operating income	$262.1	11.7%	$198.4	9.8%	1.9%

Operating income increased $63.7 million and operating margin improved 190 basis points. We expect operating income will be unfavorably impacted by increased variable compensation expenses in the fourth quarter of 2019. The increases in operating income and operating margin by segment are discussed below.

•
North America operating income increased $64.1 million and operating margin improved 220 basis points. The improvement in operating margin was primarily driven by the improvement in gross margin of 200 basis points. Additionally, in 2018, we recorded $4.1 million of restructuring charges related to our acquisition of the remaining interest in a joint venture, as well as, incremental bad debt expense related to the bankruptcy of a department store retailer, which were not repeated in the same period in 2019.

•
International operating income increased $4.4 million and operating margin improved 90 basis points. The improvement in operating margin was driven by the improvement in gross margin of 60 basis points. Additionally, in 2018, we recognized $3.8 million of costs associated with our International simplification efforts, which were not repeated in the same period in 2019.

•	Corporate operating expenses increased $4.8 million, which negatively impacted our consolidated operating margin by 20 basis points.

INTEREST EXPENSE, NET

	Nine Months Ended September 30,
(in millions, except percentages)	2019	2018	% Change
Interest expense, net	$65.7	$69.5	(5.5)%

Interest expense, net, decreased $3.8 million, or 5.5%. The decrease in interest expense, net, was driven by reduced average levels of outstanding debt and lower interest rates on our variable rate debt.

INCOME TAX PROVISION

	Nine Months Ended September 30,
(in millions, except percentages)	2019	2018	% Change
Income tax provision	$58.8	$34.4	70.9%
Effective tax rate	29.0%	26.3%

Our income tax provision increased $24.4 million due to an increase in income before income taxes and as the result of discrete items. Our effective tax rate increased 270 basis points. The effective tax rate for the nine months ended September 30, 2019 included a net unfavorable impact of the discrete items, primarily related to the sale of a certain interest in our Asia-Pacific joint venture and the impact of certain stock compensation. The effective tax rate for the nine months ended September 30, 2018 included a net favorable impact of the settlement of the previously-disclosed Danish Tax Matter for the years 2001 - 2011 and the impact of the U.S. Tax Reform Act as reflected on our U.S. income tax returns filed during that period and other discrete items.

Liquidity and Capital Resources

Liquidity

Our principal sources of funds are cash flows from operations, borrowings made pursuant to our debt facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, capital expenditures and working capital needs. As of September 30, 2019, we had working capital of $112.5 million, including cash and cash equivalents of $52.9 million, as compared to working capital of $136.4 million including $45.8 million in cash and cash equivalents as of December 31, 2018.

The decrease in working capital was primarily driven by increases in accrued expenses and other current liabilities, accounts payable, income taxes payable and the current portion of long-term debt. These changes were offset by increases in accounts receivable and inventories, which reflect the impact of the new commercial agreement with Mattress Firm and other retailers. The increase in accrued expenses and other current liabilities was primarily driven by current operating lease obligations recognized as a result of the adoption of ASC 842, "Leases", variable compensation and other operating expenses as a result of increased revenue and earnings. Accounts payable increases were primarily driven by the timing of payments to vendors. The increase in income taxes payable was primarily driven by increased profitability and the timing of income tax payments. Current portion of long-term debt decreased as a result of the scheduled payment obligations on the 2016 Credit Facility. Accounts receivable increases were primarily driven by increased revenue and timing of customer collections. The increase in inventories was primarily due to increased wholesale distribution and new product introductions in 2019.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2019	2018
Net cash provided by (used in) continuing operations:
Operating activities	$201.7	$130.6
Investing activities	(64.0)	(55.5)
Financing activities	(124.8)	(63.7)

Cash provided by operating activities from continuing operations increased $71.1 million in the nine months ended September 30, 2019, as compared to the same period in 2018. The increase in cash provided by operating activities was primarily driven by the increase in net income, income taxes payable, accrued expenses and other current liabilities, as well as changes in prepaid expenses and other assets. These increases were partially offset by changes in accounts receivable, accounts payable and deferred income taxes.

Cash used in investing activities from continuing operations increased $8.5 million in the nine months ended September 30, 2019 as compared to the same period in 2018. The increase in cash used in investing activities was primarily due to cash used to acquire the Sleep Outfitters business and planned capital expenditures.

Cash used in financing activities from continuing operations increased $61.1 million in the nine months ended September 30, 2019 as compared to the same period in 2018. In 2019, we repurchased $55.5 million of our common stock, which included repurchases of $52.3 million under our share repurchase program, as compared to repurchases of $3.5 million in 2018. We did not repurchase any shares under our share repurchase program during 2018. In 2019, we also had net repayments of $76.0 million on our credit facilities, as compared to net repayments of $59.7 million in 2018.

Cash Used in Discontinued Operations

The table below presents net cash used in operating, investing and financing activities from discontinued operations for the periods indicated below:

	Nine Months Ended September 30,
(in millions)	2019	2018
Net cash used in discontinued operations:
Operating activities	$(1.7)	$(17.6)
Investing activities	—	(0.2)
Financing activities	—	—

Cash used in discontinued operations decreased $16.1 million in the nine months ended September 30, 2019, primarily due to the payment of non-income tax obligations and related interest expense in 2018.

Capital Expenditures

Capital expenditures totaled $61.9 million and $55.8 million for the nine months ended September 30, 2019 and 2018, respectively. We currently expect our 2019 capital expenditures to be approximately $80 million, which includes investments in our U.S. enterprise resource planning projects, domestic manufacturing facilities, other information technology and our company-owned retail stores.

Debt Service

Our total debt decreased to $1,576.1 million as of September 30, 2019 from $1,653.8 million as of December 31, 2018. In the first half of 2019, we prepaid $75.0 million on the Term A Facility under the 2016 Credit Agreement. Refer to Note 7, "Debt," in our Condensed Consolidated Financial Statements included in ITEM 1 under Part I of this Report for further discussion of our debt and applicable interest rates.

On October 16, 2019, we entered into the 2019 Credit Agreement, which provides for a $425.0 million revolving credit facility, a $425.0 million term loan facility and an accordion feature for additional borrowings. Refer to Note 7, "Debt," in our Condensed Consolidated Financial Statements included in Item 1 under Part I of this Report for further discussion of the accordion feature of the 2019 Credit Agreement. We used the proceeds under the term loan facility to refinance outstanding borrowings under the 2016 Credit Agreement and terminated the existing revolving credit commitments. As of October 16, 2019, the terms of the 2019 Credit Agreement replaced the terms of the 2016 Credit Agreement.

As of September 30, 2019, our ratio of consolidated indebtedness less netted cash to Adjusted EBITDA, which is a non-GAAP financial measure, as calculated in accordance with the 2019 Credit Agreement was 3.22 times, which was within the terms of the consolidated total net leverage ratio covenant set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of September 30, 2019, we were in compliance with all of the financial covenants in our debt agreements. Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. These subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

Our debt agreements contain certain covenants that limit restricted payments, including share repurchases and dividends.  The 2019 Credit Agreement, 2023 Senior Notes and 2026 Senior Notes contain similar limitations which, subject to other conditions, allow unlimited restricted payments at times when the ratio of consolidated indebtedness less netted cash to Adjusted EBITDA remains below 3.5 times. In addition, these agreements permit limited restricted payments under certain conditions when the ratio of consolidated indebtedness less netted cash to Adjusted EBITDA is above 3.5 times. The limit on restricted payments under the 2019 Credit Agreement, 2023 Senior Notes and 2026 Senior Notes is in part determined by a basket that grows at 50% of adjusted net income each quarter, reduced by restricted payments that are not otherwise permitted under other exceptions.

Our business continues to generate significant cash flows from operations. Our ratio of consolidated indebtedness less netted cash to Adjusted EBITDA was 3.22 times as of September 30, 2019, which is within our target ratio of 3.0 times to 4.0 times. We expect to continue to use excess cash flows from operations for share repurchases and debt repayments. We may also consider other allocations of our capital.

During the second quarter of 2019, we resumed our share repurchase program. During the nine months ended September 30, 2019, we repurchased 0.7 million shares for approximately $52.3 million. As of September 30, 2019, we had approximately $174.6 million remaining under the existing share repurchase authorization. We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. We expect to repurchase approximately $50 million in shares per quarter in the near-term, subject to market conditions. For a complete description of our Share Repurchase Program, please refer to ITEM 7 under Part II, "Stockholders' Equity," in the 2018 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

For additional information, refer to "Non-GAAP Financial Information" below for the calculation of the ratio of consolidated indebtedness less netted cash to Adjusted EBITDA calculated in accordance with the 2019 Credit Agreement. Both consolidated indebtedness and Adjusted EBITDA as used in discussion of the 2019 Credit Agreement are non-GAAP financial measures and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted operating income (expense), adjusted operating margin, EBITDA, Adjusted EBITDA, consolidated indebtedness and consolidated indebtedness less netted cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income, earnings per share, operating income (expense) and operating margin as a measure of operating performance or an alternative to total debt as a measure of liquidity. We believe these non-GAAP measures provide investors with performance measures that better reflect our underlying operations and trends, providing a perspective not immediately apparent from net income, operating income (expense) and operating margin. The adjustments we make to derive the non-GAAP measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP measure, but which management does not consider to be the fundamental attributes or primary drivers of our business.

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

The following table sets forth the reconciliation of our net income to adjusted net income and a calculation of adjusted EPS for the three months ended September 30, 2019 and 2018:

	Three Months Ended
(in millions, except per share amounts)	September 30, 2019	September 30, 2018
Net income	$73.3	$42.3
(Income) loss from discontinued operations, net of tax (1)	(0.8)	2.7
Restructuring costs (2)	—	10.4
Supply chain transition costs (3)	—	4.5
Tax adjustments (4)	—	(3.8)
Adjusted net income	$72.5	$56.1

Adjusted earnings per common share, diluted	$1.30	$1.02

Diluted shares outstanding	55.8	55.1

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In the third quarter of 2018, we recorded $10.4 million of restructuring costs. These costs included $10.0 million of charges related to the operational alignment of a joint venture that was wholly acquired in the North America business segment, including $2.6 million of depreciation expense and $1.0 million of other expense. Restructuring costs also included $0.4 million of expenses in the International business segment related to International simplification efforts, including headcount reduction and professional fees.

(3)
In the third quarter of 2018, we recorded $4.5 million of supply chain transition costs which represent charges incurred to consolidate certain manufacturing and distribution facilities, including $0.8 million of other expense.

(4)	Tax adjustments represent adjustments associated with the aforementioned items and other discrete income tax events.

Adjusted Gross Profit and Adjusted Gross Margin, and Adjusted Operating Income (Expense) and Adjusted Operating Margin

A reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin, respectively, and of operating income (expense) and operating margin to adjusted operating income (expense) and adjusted operating margin, respectively, are provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes at the end of the following tables.

The following table sets forth our reported gross profit and operating income (expense). We had no adjustments to gross profit and operating income (expense) for the three months ended September 30, 2019.

	Three Months Ended September 30, 2019
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$821.0		$682.0		$139.0		$—

Gross profit	$360.6	43.9%	$286.8	42.1%	$73.8	53.1%	$—

Operating income (expense)	$120.6	14.7%	$119.8	17.6%	$27.3	19.6%	$(26.5)

The following table sets forth our reported gross profit and gross margin and the reconciliation of our reported gross profit, operating income (expense) and operating margin to the calculation of adjusted gross profit, adjusted operating income (expense) and adjusted operating margin for the three months ended September 30, 2018.

	Three Months Ended September 30, 2018
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$729.5		$595.8		$133.7		$—

Gross profit	$300.0	41.1%	$229.2	38.5%	$70.8	53.0%	$—
Adjustments:
Restructuring costs (1)	4.9		4.9		—		—
Supply chain transition costs (2)	3.7		3.7		—		—
Total adjustments	8.6		8.6		—		—

Adjusted gross profit	$308.6	42.3%	$237.8	39.9%	$70.8	53.0%	$—

Operating income (expense)	$84.7	11.6%	$81.9	13.7%	$25.8	19.3%	$(23.0)
Adjustments:
Restructuring costs (1)	9.4		9.0		0.4		—
Supply chain transition costs (2)	3.7		3.7		—		—
Total adjustments	13.1		12.7		0.4		—

Adjusted operating income (expense)	$97.8	13.4%	$94.6	15.9%	$26.2	19.6%	$(23.0)

(1)
In the third quarter of 2018, we recorded $9.4 million of restructuring costs in operating income, including $4.9 million in cost of sales. These costs included $9.0 million of charges related to the operational alignment of a joint venture that was wholly acquired in the North America business segment. Restructuring costs also included $0.4 million of expenses in the International business segment related to International simplification efforts, including headcount reduction and professional fees.

(2)
In the third quarter of 2018, we recorded $3.7 million of supply chain transition costs in cost of sales, which represent charges incurred to consolidate certain manufacturing and distribution facilities.

EBITDA, Adjusted EBITDA and Consolidated Indebtedness Less Netted Cash

The following reconciliations are provided below:

•	Net income to EBITDA and Adjusted EBITDA

•	Ratio of consolidated indebtedness less netted cash to Adjusted EBITDA

•	Total debt, net to consolidated indebtedness less netted cash

We believe that presenting these non-GAAP measures provides investors with useful information with respect to our operating performance and comparisons from period to period, as well as general information about our progress in reducing our leverage.

The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and Adjusted EBITDA for the three months ended September 30, 2019 and 2018:

	Three Months Ended
(in millions)	September 30, 2019	September 30, 2018
Net income	$73.3	$42.3
Interest expense, net	20.8	23.6
Income taxes	26.1	15.6
Depreciation and amortization	30.5	31.2
EBITDA	$150.7	$112.7
Adjustments:
(Income) loss from discontinued operations, net of tax (1)	$(0.8)	$2.7
Restructuring costs (2)	—	7.8
Supply chain transition costs (3)	—	4.5
Adjusted EBITDA	$149.9	$127.7

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In the third quarter of 2018, we recorded $7.8 million of restructuring costs. These costs included $7.4 million of charges related to the operational alignment of a joint venture that was wholly acquired in the North America business segment. Restructuring costs also included $0.4 million of expenses in the International business segment related to International simplification efforts, including headcount reduction and professional fees.

(3)
In the third quarter of 2018, we recorded $4.5 million of supply chain transition costs which represent charges incurred to consolidate certain manufacturing and distribution facilities, including $0.8 million of other expense.

The following table sets forth the reconciliation of our net income to the calculations of EBITDA and Adjusted EBITDA for the trailing twelve months ended September 30, 2019 and the ratio of consolidated indebtedness less netted cash to Adjusted EBITDA:

Trailing Twelve Months Ended
(in millions)	September 30, 2019
Net income	$155.6
Interest expense, net	88.5
Income taxes	74.0
Depreciation and amortization	115.8
EBITDA	$433.9
Adjustments:
Loss from discontinued operations, net of tax (1)	7.7
Customer-related charges (2)	21.2
Restructuring costs (3)	9.1
Acquisition-related costs and other (4)	6.1
Supply chain transition costs (5)	2.8
Other income (6)	(7.2)
Adjusted EBITDA	$473.6

Consolidated indebtedness less netted cash	$1,524.9

Ratio of consolidated indebtedness less netted cash to Adjusted EBITDA	3.22 times

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
On January 11, 2019, Innovative Mattress Solutions ("iMS"), a customer prior to its April 1, 2019 acquisition, filed a voluntary petition in U.S. Bankruptcy Court for the Eastern District of Kentucky seeking relief under Chapter 11 of the U.S. Bankruptcy Code. In the fourth quarter of 2018, we recorded charges of $21.2 million associated with certain iMS-related assets on our Consolidated Balance Sheet as of December 31, 2018, primarily made up of trade and other receivables, to fully reserve this account at that time.

(3)
In the fourth quarter of 2018, we recorded $9.1 million of restructuring costs. These costs included $4.7 million of expenses in the International business segment related to International simplification efforts, including headcount reduction, professional fees, store closures and other costs, and $2.9 million of Corporate professional fees related to restructuring activities. Restructuring costs also included $1.5 million of charges related to the operational alignment of a joint venture that was wholly acquired in the North America business segment, including $0.2 million of other expense, net.

(4)
In the first half of 2019, we recorded $6.1 million of acquisition-related and other costs, primarily related to post acquisition restructuring charges and professional fees incurred in the Sleep Outfitters Acquisition.

(5)	In the fourth quarter of 2018, we recorded $2.8 million of supply chain transition costs which represent charges incurred to consolidate certain manufacturing and distribution facilities.
(6)	In the first quarter of 2019, we recorded $7.2 million of other income related to the sale of our interest in a subsidiary of the Asia-Pacific joint venture.

On October 16, 2019, our 2019 Credit Agreement replaced our 2016 Credit Agreement. Adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating Adjusted EBITDA under both the 2016 Credit Agreement and the 2019 Credit Agreement. For the twelve months ended September 30, 2019, our adjustments to net income when calculating Adjusted EBITDA did not exceed the allowable amount under either the 2016 Credit Agreement or the 2019 Credit Agreement.

The 2019 Credit Agreement requires compliance with certain financial covenants providing, among other things, for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated indebtedness less netted cash. Consolidated indebtedness includes debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding in excess of $40.0 million and short-term other debt. We are allowed to subtract from consolidated indebtedness an amount equal to 100.0% of the domestic unrestricted cash and 100.0% of foreign unrestricted cash, the aggregate of which cannot exceed $200.0 million at the end of the reporting period. The ratio of Adjusted EBITDA under the 2019 Credit Agreement to consolidated indebtedness less netted cash was 3.22 times for the trailing twelve months ended September 30, 2019.

The consolidated total net leverage ratio under the 2016 Credit Agreement was calculated using consolidated funded debt less qualified cash. Consolidated funded debt included debt recorded on the Condensed Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding and other short-term debt. Under the 2016 Credit Agreement, we subtracted from consolidated funded debt an amount equal to 100.0% of the domestic qualified cash and 60.0% of foreign qualified cash, the aggregate of which cannot exceed $150.0 million at the end of the reporting period. The ratio of Adjusted EBITDA under the 2016 Credit Agreement to consolidated funded debt less qualified cash was 3.29 times for the trailing twelve months ended September 30, 2019.

The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to Adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of September 30, 2019. "Consolidated Indebtedness" and "netted cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	September 30, 2019
Total debt, net	$1,569.6
Plus: Deferred financing costs (1)	6.5
Consolidated indebtedness	1,576.1
Less: netted cash (2)	51.2
Consolidated indebtedness less netted cash	$1,524.9

(1)
We present deferred financing costs as a direct reduction from the carrying amount of the related debt in the Condensed Consolidated Balance Sheets. For purposes of determining total debt for financial covenant purposes, we have added these costs back to total debt, net as calculated per the Condensed Consolidated Balance Sheets.

(2)	Netted cash includes cash and cash equivalents for domestic and foreign subsidiaries designated as restricted subsidiaries in the 2019 Credit Agreement.

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flows from operations and borrowings under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of September 30, 2019, we had $1,576.1 million in total debt outstanding, our net income was $73.3 million and our Adjusted EBITDA was $149.9 million for the three months ended September 30, 2019. Our debt service obligations could, under certain circumstances, have material consequences to our stockholders. Total cash interest payments related to our borrowings are expected to be approximately $80.0 to $85.0 million in 2019, of which we have already paid $53.5 million.

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

During the nine months ended September 30, 2019, we resumed our share repurchase program and repurchased 0.7 million shares for approximately $52.3 million. As of September 30, 2019, we had approximately $174.6 million remaining under the existing share repurchase authorization. We will manage our share repurchase program based on current and expected cash flows, share price and alternative investment opportunities. We anticipate repurchasing approximately $50 million in shares per quarter in the near-term, subject to market conditions. For a complete description of our Share Repurchase Program, please refer to "Stockholders' Equity" included in ITEM 7 of Part II of the 2018 Annual Report. Please also refer to "Issuer Purchases of Equity Securities" in ITEM 2(c) of Part II of this Report.

At September 30, 2019, total cash and cash equivalents were $52.9 million, of which $22.2 million was held in the U.S. and $30.7 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into other major foreign currencies, or the U.S. dollar, is not material to our overall liquidity or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exposures

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. As the U.S. dollar weakens relative to the Euro or other foreign currencies where we have operations, there would be a positive impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our Adjusted EBITDA by 0.9% in the three months ended September 30, 2019 and negatively impacted our Adjusted EBITDA by 1.5% in the nine months ended September 30, 2019.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at September 30, 2019, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $9.0 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

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

Effective June 30, 2018, we determined that the economy in Argentina is highly inflationary. Beginning July 1, 2018, the U.S. dollar is the functional currency for our subsidiaries in Argentina. Remeasurement adjustments in a highly inflationary economy and other transactional gains and losses are reflected in net earnings and were not material for the nine months ended September 30, 2019. These subsidiaries are included in loss from discontinued operations, net of tax in our Condensed Consolidated Statements of Income.

Interest Rate Risk

As of September 30, 2019, we had variable-rate debt of approximately $461.1 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of approximately $4.6 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize interest rate risk and expense.

ITEM 4.     CONTROLS AND PROCEDURES

 An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2019, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.     RISK FACTORS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

The following table sets forth purchases of our common stock for the three months ended September 30, 2019:

Period	(a) Total number of shares purchased		(b) Average Price Paid per Share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
July 1, 2019 - July 31, 2019	—	(1)	—	—	$224.6
August 1, 2019 - August 31, 2019	339,885	(1)	$77.01	339,885	$198.4
September 1, 2019 - September 30, 2019	311,744	(1)	$76.58	310,746	$174.6
Total	651,629			650,631

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

(a) Not applicable.

(b) Not applicable.

ITEM 6.     EXHIBITS

The following is an index of the exhibits included in this report:

4.1
Supplemental Indenture, dated as of October 21, 2019, by and among Tempur Sealy International, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, re 5.625% Senior Notes due 2023.

4.2
Supplemental Indenture, dated as of October 21, 2019, by and among Tempur Sealy International, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, re 5.500% Senior Notes due 2026.

10.1
Amendment and Restatement Agreement, dated as of October 16, 2019, by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on October 17, 2019).

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
101.0
The following materials from Tempur Sealy International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements

104.0	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.

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

TEMPUR SEALY INTERNATIONAL, INC.

Date: November 7, 2019	By:	/s/ BHASKAR RAO
Bhaskar Rao
Executive Vice President and Chief Financial Officer