Form 10-K
period 2019-12-31
TEMPUR SEALY INTERNATIONAL, INC.
filed 2020-02-24
CIK 1206264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 12/31/2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-31922

TEMPUR SEALY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1022198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Tempur Way
Lexington, Kentucky 40511
(Address of registrant’s principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (800) 878-8889
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	TPX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes ☒ No
The aggregate market value of the common equity held by non-affiliates of the registrant on June 30, 2019, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter was approximately $3,360,947,634.
The number of shares outstanding of the registrant’s common stock as of February 17, 2020 was 53,863,131 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including the information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which includes information concerning one or more of our plans; objectives; goals; strategies and other information that is not historical information. Many of these statements appear, in particular, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, ITEM 7 of this Report. When used in this Report, the words “assumes,” “estimates,” “expects,” “guidance,” “anticipates,” “might,” “projects,” “plans,” “proposed,” “targets,” “intends,” “believes,” “will” and variations of such words or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon our current expectations and beliefs and various assumptions. There can be no assurance that we will realize our expectations or that our beliefs will prove correct.
Numerous factors, many of which are beyond the Company’s control, could cause actual results to differ materially from any that may be expressed herein as forward-looking statements in this Report. These risk factors include the impact of the macroeconomic environment in both the U.S. and internationally on our business segments and expectations regarding growth of the mattress industry; uncertainties arising from global events, natural disasters or pandemics; the effects of strategic investments on our operations, including our efforts to expand our global market share; the ability to develop and successfully launch new products; the efficiency and effectiveness of our advertising campaigns and other marketing programs; the ability to increase sales productivity within existing retail accounts and to further penetrate the retail channel, including the timing of opening or expanding within large retail accounts and the timing and success of product launches, and the related expenses and life cycles of such products; the ability to continuously improve and expand our product line; the ability to maintain efficient, timely and cost-effective production and delivery of products and manage growth generally and in connection with the new or expanded supply agreements with Mattress Firm, Inc., Big Lots, Inc. and Beter Bed Holding N.V.; the effects of consolidation of retailers on revenues and costs; competition in our industry; consumer acceptance of our products; general economic, financial and industry conditions, particularly conditions relating to the financial performance and related credit issues present in the retail sector; financial distress among our business partners, customers and competitors; financial solvency and related problems experienced by other market participants; the Company’s ability to execute on its strategy to optimize and integrate assets of Innovative Mattress Solutions, LLC acquired by an affiliate of the Company (Sleep Outfitters); risks associated with the Company's acquisition of 80% ownership of Sherwood Acquisition Holdings, LLC, including the possibility that the expected benefits of the acquisition are not realized when expected or at all; our reliance on information technology and associated risks involving potential security lapses and/or cyber-based attacks; the outcome of pending tax audits or other tax, regulatory or investigation proceedings and pending litigation; changes in foreign tax rates and changes in tax laws generally, including the ability to utilize tax loss carryforwards; our capital structure and debt level, including our ability to meet financial obligations and continue to comply with the terms and financial ratio covenants of our credit facilities; changes in interest rates; effects of changes in foreign exchange rates on our reported earnings; changing commodity costs; disruptions in the supply of raw materials, or loss of suppliers; expectations regarding our target leverage and our share repurchase program; sales fluctuations due to seasonality; the effect of future legislative or regulatory changes, including changes in international trade duties, tariffs and other aspects of international trade policy; our ability to protect our intellectual property; and disruptions to the implementation of our strategic priorities and business plan caused by changes in our executive management team.
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
     When used in this Report, except as specifically noted otherwise, the term “Tempur Sealy International” refers to Tempur Sealy International, Inc. only, and the terms “Tempur Sealy,” “Company,” “we,” “our,” “ours” and “us” refer to Tempur Sealy International, Inc. and its consolidated subsidiaries. When used in this Report, the term "Tempur" may refer to Tempur-branded products and the term “Sealy” may refer to Sealy-branded products or to Sealy Corporation and its historical subsidiaries, in all cases as the context requires. In addition, when used in this Report, “2019 Credit Agreement” refers to the Company’s senior credit facility entered into in 2019; “2016 Credit Agreement” refers to the Company’s prior senior credit facility entered into in 2016; “2012 Credit Agreement” refers to the Company’s prior senior credit facility entered into in 2012; “2023 Senior Notes” refers to the 5.625% senior notes due 2023 issued in 2015; “2026 Senior Notes” refers to the 5.50% senior notes due 2026 issued in 2016; and "2020 Senior Notes" refers to the 6.875% senior notes due 2020 retired in 2016.

PART I

ITEM 1. BUSINESS

General

We are a vertically integrated global bedding company that develops, manufactures and markets bedding products. Tempur Sealy’s stated purpose is “to improve the sleep of more people, every night, all around the world.” This commitment manifests itself in everything we do, including a company-wide decision to undertake global efforts to improve our communities and environment. To that end, we have enlisted the same innovative spirit that has guided our world-class bedding business to the top of the industry in our drive to achieve industry-leading sustainability and environmental initiatives.

Our long-term strategy is to drive earnings growth with high return on invested capital and robust free cash flow, which is a non-GAAP financial measure. In order to achieve our long-term strategy while managing the current economic and competitive environments, we focus on developing the most innovative bedding products in all the markets we serve, making significant investments in our iconic global brands and optimizing our worldwide omni-channel distribution. We also intend to generate earnings growth through ongoing investments in research and development and productivity initiatives, which will improve our profitability and create long-term stockholder value.

Tempur Sealy has strong brands across a portfolio of bedding products serving all price points. Our powerful distribution model operates through an omni-channel strategy across both wholesale and direct, with both channels growing worldwide. We have a global manufacturing footprint with approximately 7,400 employees around the world. Tempur Sealy has a strong competitive presence in the bedding marketplace with a leadership position that comes from product and service quality, culture, strategy, and people, backed with financial strength and a disciplined approach to returning value to shareholders.

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

The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website of the SEC is www.sec.gov.

Our Products and Brands

We have a comprehensive offering of products that appeal to a broad range of consumers, some of which are covered by one or more patents and/or patent applications. We also routinely introduce new mattress models, launch new products and update our existing mattress products in each of our segments.

In order to achieve our goal to improve the sleep of more people, every night, all around the world, one of our strategic initiatives is to leverage and strengthen our comprehensive portfolio of iconic brands and products. Our portfolio of product brands includes many highly recognized brands, including Tempur®, Tempur-Pedic®, Sealy® featuring Posturepedic® Technology, Stearns & Foster® and Comfort Revolution®, which are described below:

•
Tempur-Pedic® - Founded in 1991, the Tempur brand is our specialty innovation category leader designed to provide life changing sleep for our wellness-seeking consumers. Our proprietary Tempur material precisely adapts to the shape, weight and temperature of the consumer and creates fewer pressure points, reduces motion transfer and provides personalized comfort and support. Tempur-Pedic was awarded #1 in Customer Satisfaction for the retail mattress segment in the J.D. Power 2019 Mattress Satisfaction Report. In addition to earning the highest score for overall customer satisfaction, Tempur-Pedic was ranked highest for support, durability, comfort, value, warranty, and contact with customer service.

•
Stearns & Foster® - The Stearns & Foster brand offers our consumers high quality mattresses built by certified craftsmen who have been specially trained. Founded in 1846, the brand is designed and built with precise engineering and relentless attention to detail and fuses new innovative technologies with time-honored techniques, creating supremely comfortable beds.

•
Sealy® featuring Posturepedic® Technology - The Sealy brand originated in 1881 in Sealy, Texas, and for over a century has focused on offering trusted comfort, durability and excellent value while maintaining contemporary styles and great support. The Sealy Posturepedic brand, introduced in 1950, was engineered to provide all-over support and body alignment to allow full relaxation and deliver a comfortable night's sleep. In 2017, we united all of our Sealy products under one masterbrand, which features the Posturepedic Technology™ in the Sealy Performance™, Sealy Posturepedic Plus and Sealy Premium™ collections.

•
Cocoon by SealyTM - The Cocoon by Sealy brand, introduced in 2016, is our offering in the below $1,000 e-commerce space, made with the high quality materials that consumers expect from Sealy, sold online at www.cocoonbysealy.com and delivered in a box directly to consumers' doorsteps.

•
Comfort Revolution® - Comfort Revolution originated in 1986 in West Long Beach, New Jersey. The brand develops, produces, markets and distributes foam and gel bedding products, which we sell through both our Wholesale and Direct channels.

Our portfolio of retail brands includes Tempur-Pedic® retail stores, Sleep Outfitters®, Sleep Solutions OutletTM, SOVA and a variety of other retail brands internationally, which operate in various countries. The retail brands named above are described below:

•
Tempur-Pedic® retail stores - Tempur-Pedic® retail stores are designed for the approximately 20% of U.S. consumers, based on our research, that prefer to purchase directly from the manufacturer, and for those seeking a more personalized and educational sales experience. These retail boutiques are strategically located in high traffic, premium retail centers with customer demographics that closely align to the Tempur-Pedic customer profile. As of December 31, 2019 we had 56 retail stores. We expect to open approximately 20 stores in 2020.

•
Sleep Outfitters® - Sleep Outfitters is a regional bedding retailer with 97 stores across five states in the U.S. Sleep Outfitters is a specialty mattress retailer that serves consumers across all price points with its extensive selection of Tempur-Pedic®, Sealy® and Stearns & Foster® products.

•
Sleep Solutions OutletTM - Sleep Solutions Outlet stores serve as a channel of high quality comfort returns, as well as discontinued or factory close-out mattresses and bases. There are a limited number of stores across the U.S. that sell these products, which reduces our disposal costs, and helps reduce the volume of products disposed of via landfill, thereby favorably impacting the environment.

•
SOVA - SOVA is a highly respected and well established premium bedding chain in Sweden. Our stores are connected to the urban areas of Stockholm, Gothenburg and Malmoe. The assortment primarily focuses on premium to super premium brands and well trained sales staff targeting to sell quality beds with a very high average selling price.

In addition to our highly recognized product and retail brands, in January 2020 we acquired a majority ownership in Sherwood Acquisition Holdings, LLC (“Sherwood Bedding”), a major manufacturer in the U.S. private label and original equipment manufacturer (“OEM”) bedding market. Sherwood Bedding operates four domestic manufacturing facilities and is a Top 10 U.S. bedding producer. With our majority ownership in Sherwood Bedding, we have a complete suite of product offerings, from Sherwood Bedding's non-branded private label products to our well-known branded products from Tempur-Pedic, Stearns & Foster, Sealy featuring Posturepedic Technology and Cocoon by Sealy.

In 2019, we launched the all-new Tempur-Breeze® products as well as a new Stearns & Foster lineup in North America. The new Breeze line includes ProBreezeTM and LuxeBreezeTM models offering the most innovative cooling system in the market, re-designed to deliver all night cooling comfort. The new Breeze products complete the largest Tempur rollout in our history. The new Stearns & Foster design utilizes the finest materials and legendary craftsmanship, featuring a premium, timeless look. Our all new IntelliCoil® HD innerspring incorporates 20% more coils, allowing sleepers to find their perfect level of support. This lineup, also features for the first time, the proprietary memory foam engineered exclusively for Stearns & Foster by Tempur-Pedic.

In 2020, we are completing the national launch of the innovative Tempur-Ergo® Smart Base Collection with Sleeptracker® technology and we are launching the all-new Sealy Posturepedic Plus mattress lineup. The smart base collection is our solution for those that want to improve their health and wellness by sleeping more soundly. The Tempur-Ergo Smart Base with Sleeptracker® technology is a completely integrated sleep system that features automatic snore detection and response, personalized sleep analytics and coaching and smart home connectivity and voice control. The new Sealy Posturepedic Plus mattress line features the impressive all-new Posturepedic Plus technology which offers improved comfort, best-in-class cooling capabilities and increased support.

Omni-Channel Distribution

Our primary selling channels are Wholesale and Direct. These channels align to the margin characteristics of our business and our marketplace.

One of Tempur Sealy's long-term initiatives is to be wherever the consumer wants to shop and our wholesale business strategy brings this key business initiative to life by growing our share with existing customers, gaining new business and expanding into new channels of distribution. In 2018, we focused on growing our relationships with existing third-party retailers. The resulting growth has been broad-based, spanning multiple channels of bedding retail including furniture, big-box, specialty and online-only. Our Wholesale channel includes all third party retailers, including third party distribution, hospitality and healthcare, and represented 87.5% of net sales in 2019. We have also identified new business opportunities. In 2019, we announced three new or expanded third-party retail relationships in the U.S. and Europe. This resulted in the largest expansion of stores in our history.

In 2019, we entered into a supply agreement with Mattress Firm, Inc. ("Mattress Firm"), the largest specialty mattress retailer in North America, to reintroduce Tempur-Pedic, Stearns & Foster, and Sealy branded products into approximately 2,500 Mattress Firm stores across the U.S. This agreement reunites some of the strongest bedding brands with more than three million people a year that find their right sleep solution at Mattress Firm. The reintroduction of products into Mattress Firm stores commenced in the fourth quarter of 2019 and is expected to be completed early in the first quarter of 2020.

In 2019, we also announced the recent expansion of our long-term supply agreement with Big Lots, Inc. (“Big Lots”), a 1,400-store retailer in the U.S. This agreement is expected to grow the sales of entry-level Sealy products and to drive unit volume, primarily in the below $1,000 retail price point. Our launch of Sealy products with Big Lots was completed in 2019.

We also recently extended our European retail distribution network by reaching a supply agreement with Beter Bed Holding, one of Europe’s leading bedding retailers. The launch of new products with Beter Bed Holding was completed in 2019 in over 100 stores.

In addition, in 2020 we are expanding our Direct channel to strengthen our distribution footprint to provide alternatives to allow the customer to shop on their preferred terms - whether online, in company-owned stores or through our thousands of third-party retailers. Our Direct channel includes company-owned stores, e-commerce and call centers and represented 12.5% of net sales in 2019. The Direct channel growth rate has surpassed the Wholesale growth rate over the last few years, and we anticipate the Direct channel to continue to grow as a percentage of net sales in future years.

For consumers that prefer to purchase directly from the manufacturer (our research indicates approximately 20%), and for those seeking a more personalized and educational sales experience, we appeal to this consumer through our Tempur-Pedic retail stores. As of December 31, 2019 we had 56 stores throughout the U.S. that provide a low-pressure environment to explore the comprehensive line up of our Tempur-Pedic products. Our retail boutiques are strategically located in high traffic, premium retail centers with customer demographics that closely align to the Tempur-Pedic customer profile. Each showroom features knowledgeable, non-commissioned Brand Ambassadors who educate potential customers on Tempur-Pedic products in a relaxed, comfortable environment.

Going forward, our strategy for opening additional locations of Tempur-Pedic retail stores will remain consistent with our previous expansion approach. We plan to open approximately 20 Tempur-Pedic retail stores in 2020.

In addition to our high-end Tempur-Pedic retail stores, we operate Sleep Outfitters, a regional bedding retailer that had 97 stores across Kentucky, Tennessee, Ohio, West Virginia and Alabama in 2019. Sleep Outfitters is a specialty mattress retailer that serves consumers across all price points with its extensive selection of Tempur-Pedic®, Sealy® and Stearns & Foster® products.

Our third-party retailers, Tempur-Pedic and Sleep Outfitters retail stores reach the vast majority of consumers who still prefer to touch and feel a mattress and speak to a retail sales associate, prior to making a purchase decision. However, our consumer insights also demonstrate that there is a growing segment of the population that prefers to purchase products online and, to a lesser degree, via a call center. As such, having an omni-channel presence is more important than ever, with most customers completing research and shopping both online and in-stores before making their purchase decision.

For customers that prefer the convenience of making purchases online and having their bedding products delivered right to their front door, we have evolved our distribution model to include multiple online options to reach those that want to purchase our products without the need to go into a brick-and-mortar store.

Tempur Sealy’s Direct channel expansion has evolved over the past two years, increasing our presence to be within reach of consumers no matter how they choose to shop. Our expanded direct channel distribution complements our wholesale business, and we believe this balanced approach enhances the overall sales potential and profitability of Tempur Sealy.

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

Suppliers

We obtain the raw materials used to produce our pressure-relieving Tempur® material and components used in the manufacture of Tempur products from outside sources. We currently acquire chemicals and proprietary additives for Tempur products as well as other components such as textiles from a number of suppliers with manufacturing locations around the world. These supplier relationships may be modified in order to maintain quality, cost, and delivery expectations. We do not consider ourselves dependent upon any single outside vendor as a source of raw materials for Tempur products and believe that sufficient alternate sources of supply for the same or similar raw materials are available. Additionally, we source our adjustable bed bases and foundations from third party manufacturers. We do not consider ourselves dependent upon any single outside manufacturer as a source of these products.

Sealy product raw materials consist mainly of polyethylene foam, textiles and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we source the majority of our requirements for polyurethane foam components and spring components for our Sealy and Stearns & Foster mattress units and adjustable bed bases from a key supplier for each component.  We also purchase a significant portion of our Sealy foundation parts from third party sources. All critical components are purchased under supply agreements. We do not consider ourselves to be dependent in the long term upon any single outside vendor as a source of supply to our bedding business, and we believe over time that sufficient alternate sources of supply for the same, similar or alternate components are available. However, if a key supplier for an applicable component failed to supply components in the amount we require, this could significantly interrupt production of our products and increase our production costs in the near term.

Research and Development

We have four research and development centers, three in the U.S. and one in Denmark, that conduct technology and product development. Additionally, we have a product testing facility that conducts hundred of consumer tests annually. We believe our consumer-research driven approach to innovation results in best-in-class products that benefit the consumer.

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

Entry-level bedding imports from China significantly increased during 2018 and are competing against our value priced Sealy products in the U.S. market. We believe these imports are being sold below cost. In September 2018, we and other industry participants filed petitions with the U.S. International Trade Commission and the U.S. Department of Commerce, alleging that many of these Chinese imports are being dumped into the U.S. market at prices below cost. As a result of these petitions, the U.S. International Trade Commission and the U.S. Department of Commerce commenced investigations. A final determination was reached by the U.S. Department of Commerce in October 2019, imposing a range of tariffs on these imports from 57% to 1,731%, subject to an affirmative determination by the U.S. International Trade Commission. On December 9, 2019, the U.S. International Trade Commission affirmatively determined that the imports of mattresses from China materially injured an industry in the U.S. Overall, we view the outcome of the case as a positive to the industry as it puts the domestic manufacturers on the same level as the Chinese imports.  However, low-priced imports into the U.S. from other countries in Asia have risen dramatically during the progression of the case. Nevertheless, we believe our focus on internal initiatives to deliver the highest quality product and highest levels of manufacturing reliability and customer service continue to be the reason that existing retailers lean into our portfolio of products.

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

As of December 31, 2019, we held trademark registrations worldwide, which we believe have significant value and are important to the marketing of our products to retailers. Tempur® and Tempur-Pedic® are trademarks registered with the U.S. Patent and Trademark Office. In addition, we have U.S. applications pending for additional trademarks. Several of our trademarks have been registered, or are the subject of pending applications, in various foreign countries. Each U.S. trademark registration is renewable indefinitely as long as the trademark remains in use. We also own numerous trademarks, trade names, service marks, logos and design marks, including Sealy®, Stearns & Foster® and Sealy Posturepedic®. In addition, we license the Bassett® trade name in various territories under a long-term agreement.

We derive income from royalties by licensing Sealy® brands, technology and trademarks to other manufacturers. Under the license arrangements, licensees have the right to use certain trademarks and current proprietary and/or patented technology that we utilize. We also provide our licensees with product specifications, research and development, statistical services and marketing programs. For the year ended December 31, 2019, our licensing activities as a whole generated unaffiliated net royalties of approximately $22.6 million.

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

In connection with sales of our products, we often collect and process personal data from our customers. As such, we are subject to certain regulations relating to information technology security and personal data protection and privacy. For example, in 2018, the European Union adopted the General Data Protection Regulation (“GDPR”), which took effect in May 2018. The GDPR imposed a new and expanded set of ongoing compliance requirements on companies, including us, that process personal data from citizens living in the European Union ("EU"). In addition, there are country-specific data privacy laws in Europe which tend to follow the principles laid out in the GDPR, but in some cases, impose additional requirements on data controllers. In addition, several U.S. states have recently introduced legislation that mirror some of the protections provided by the GDPR. California’s Consumer Privacy Act (“CCPA”) came into effect on January 1, 2020 and granted consumers in California certain rights related to the access to, deletion of, and sharing of their personal information that is collected by businesses, including us.

We have implemented a global compliance system and have put reasonable measures in place to facilitate adherence to the continuing compliance requirements of data privacy laws such as the GDPR and CCPA.

Employees

As of December 31, 2019, we had approximately 7,400 Tempur Sealy employees, approximately 5,400 of which are located in North America and 2,000 in the rest of the world. We increased headcount in 2019 to handle our unit volume increases. Approximately 28.0% of our employees are represented by various labor unions with separate collective bargaining agreements. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We consider our overall relations with our workforce to be satisfactory. Our current collective bargaining agreements, which are typically one to three years in length, expire at various times beginning in 2020 through 2022. As of December 31, 2019, our North America segment employed approximately 400 individuals covered under collective bargaining agreements expiring in 2020 and our International segment employed approximately 400 individuals covered under collective bargaining agreements expiring in 2020.

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

Our sales growth is dependent upon our ability to implement strategic initiatives and actions taken to increase sales growth may not be effective.

Our ability to generate sales growth is dependent upon a number of factors, including the following:

•	our ability to continuously improve our products to offer new and enhanced consumer benefits and better quality;

•	the ability of our current and future product launches to increase net sales;

•	the effectiveness of our advertising campaigns and other marketing programs to build product and brand awareness, driving traffic to our distribution channels and increasing sales;

•	our ability to continue to expand into new distribution channels and optimize our existing channels;

•	our ability to continue to successfully execute our strategic initiatives;

•	our ability to manage growth and limit cannibalization associated with new or expanded supply agreements;

•	the level of consumer acceptance of our products at optimal price points;

•
our ability to successfully mitigate the impact of headwinds facing our business, including increased commodity prices and the influx of low-end, imported beds that compete with certain of our products;

•	our ability to successfully integrate potential acquisition opportunities; and

•	general economic factors that impact consumer confidence, disposable income or the availability of consumer financing.

Our new product launches may not be successful due to development delays, failure of new products to achieve anticipated levels of market acceptance and significant costs associated with failed product introductions, which could adversely affect our revenues and profitability.

Each year we invest significant time and resources in research and development to improve our product offerings and launch new products. In 2019, we launched several new products including Tempur-Breeze®, new Stearns & Foster product lines and new compressed bedding products. There are a number of risks that are inherent in our new product line introductions, including that the anticipated level of market acceptance may not be realized, which could negatively impact our sales. Further, introduction costs, the speed of the rollout of the product and manufacturing inefficiencies may be greater than anticipated, each of which could impact profitability.

We operate in a highly competitive industry and if we are unable to compete successfully, we may lose customers and our sales may decline.

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

No customer represented 10.0% or more of our net sales for 2019.

The credit environment in which our customers operate has been relatively stable over the past few years. However, there have been signs of deterioration in the U.S. retail sector, both nationally and regionally. Regional retail customers in the U.S. continue to file for bankruptcy protection. We expect that some additional retailers that carry our products may consolidate, undergo restructurings or reorganizations, experience financial difficulty, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration in the retail industry. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the impact of volume and other incentive programs related to these customers. Furthermore, if sales to our large customers grow, our credit exposure to these customers may also increase. Some of these retailers may decide to carry only a limited number of brands of mattress products, which could affect our ability to sell products to them on favorable terms, if at all. A substantial decrease or interruption in business from these significant customers could result in the loss of future business and could reduce revenue, liquidity and profitability. In addition, the timing of large purchases by these customers could have an increasingly significant impact on our quarterly net sales and earnings.

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

We are subject to laws and regulations relating to information technology security and personal data protection and privacy. For example, the GDPR, which took effect in May 2018, and the CCPA, which took effect in January 2020, have imposed new and expanded compliance requirements on companies, including us, that process personal data from citizens living in the EU and California. In addition, there are country-specific data privacy laws in Europe and elsewhere in the world, and state-specific data privacy laws forthcoming in the U.S., which broadly follow the principles laid out in the GDPR and the CCPA, but in some cases, impose additional requirements on businesses like ours. We are actively working to ensure ongoing compliance with all data privacy regulations to which we are subject, which involves substantial costs. Despite our ongoing efforts to bring our practices into compliance with the GDPR and the CCPA, we may not be successful due to various factors within or outside of our control. Failure to comply with GDPR, CCPA, country-specific or U.S. state-specific laws could result in costly investigations and litigation, expose us to potentially significant penalties, and result in negative publicity that could damage our reputation and credibility.

Historically, we have successfully implemented a new enterprise resource planning, or “ERP,” system across several of our global subsidiaries. We are currently implementing the new ERP in certain significant U.S. subsidiaries with key go-live dates in 2020 and 2021. This new system replaces a substantial portion of our legacy systems that have supported our operations in the past. If we are unable to successfully continue the implementation of the replacement system, it could lead to a disruption in our business and unanticipated additional use of capital and other resources, which may adversely impact our results of operations. In addition, if the cost of implementing this ERP system increases above our estimates, this could have a significant adverse effect on our profitability.

We rely on third party technology service providers in the ordinary course of our Direct channel. The services provided include website infrastructure and hosting services, digital advertising platforms, private label credit card financing program and credit card payment authorization and capture services in support of our business, all of which are customarily provided by third party technology service providers for similarly-situated retail business operations. Like others in the industry, we experience cyber-based attacks and incidents from time to time. In the event that we or our service providers are unable to prevent or detect and remediate cyber-based attacks or other security incidents in a timely manner, our operations could be disrupted or we may incur financial or reputational losses arising from the theft, misuse, unauthorized disclosure or destruction of our information assets.

We entered into the Advance Pricing Agreement Program to resolve a tax matter in Denmark, and a failure to resolve the matter or a change in factors or circumstances could adversely impact our income tax expense, effective tax rate and cash flows.
In the third quarter of 2018, we entered into the Advance Pricing Agreement Program (the "APA Program") for the tax years 2012 through 2022. In the APA Program the U.S. Internal Revenue Service ("IRS"), on our behalf, will negotiate directly with the Danish Tax Authority ("SKAT") with respect to the royalty to be paid by a U.S. subsidiary of the Company to the Company's Danish subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary. The objective of the APA Program is for the two tax authorities to reach a mutual agreement regarding the royalty to be paid for such years. We expect the outcome of the APA Program to result in an increase in the royalty resulting in additional taxable income in Denmark for the Danish subsidiary and a decrease in U.S. taxable income for the U.S. subsidiary. As it relates to the Danish tax position, we have accrued Danish tax and interest for this matter as an uncertain income tax position. Conversely, as it relates to the U.S. position we have recorded a deferred tax asset for the associated correlative U.S. tax benefit. However, if this matter is not resolved successfully or there is a change in facts or circumstances, we may be required to further increase our uncertain income tax provision or decrease our deferred tax asset related to this matter, which could have a material impact on the Company’s reported earnings. For a description of these matters and additional information please refer to Note 15, "Income Taxes," to the accompanying Consolidated Financial Statements.

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

In addition, the instruments governing our debt contain customary financial and other restrictive covenants, which limit our operating flexibility and could prevent us from taking advantage of business opportunities and reduce our flexibility to respond to changing business and economic conditions. These covenants could put us at a competitive disadvantage. Failure to comply with our debt covenants may result in a default or event of default under the related credit document. If such default or event of default is not cured or waived, as applicable, we may suffer adverse effects on our operations, business or financial condition, including acceleration of the maturity date of all amounts outstanding under our debt facilities. For further discussion regarding our debt covenants and compliance, refer to “Management’s Discussion and Analysis” included in Part II, ITEM 7 of this Report and Note 8, “Debt,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

Our variable rate debt agreements, including our 2019 Credit Agreement, use the London Interbank Offered Rate (LIBOR) as a reference rate. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist or is no longer representative of the underlying market after 2021, our variable rate debt agreements with interest rates that are indexed to LIBOR will use various alternative methods to calculate the applicable interest rate, which could result in increases in interest rates on such debt and adversely impact our interest expense, results of operations and cash flows. Further, we may need to amend our variable rate debt agreements to replace LIBOR with a new reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (SOFR). At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Furthermore, it is not possible to predict the effect of these changes, the discontinuation of LIBOR, other reforms, or the establishment of alternative reference rates on our borrowing costs, the availability of variable rate financing or the capital markets generally. For information regarding our sensitivity to changes in interest rates, refer to “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, ITEM 7A of this Report.

We may be adversely affected by fluctuations in exchange rates, which could affect our results of operations, the costs of our products and our ability to sell our products in foreign markets.

Approximately 25.6% of our net sales were generated outside of the U.S. in 2019. We conduct our business in a wide variety of currencies and are therefore subject to market risk relating to changes in foreign exchange rates. If the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, for example, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. In 2019, foreign currency exchange rate changes negatively impacted our net income by approximately 1.9% and negatively impacted adjusted EBITDA, which is a non-U.S. GAAP financial measure, by approximately 1.1%. In 2020, we expect that foreign exchange translation may negatively impact our results of operations. Changes in foreign currency exchange rates could have an adverse impact on our financial condition, results of operations and cash flows. Except for the use of foreign exchange forwards contracts described immediately below, we do not hedge the translation of foreign currency operating results into the U.S. dollar.

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

Sealy product raw materials consist mainly of polyurethane foam, polyester, polyethylene foam and steel innerspring components that we purchase from various suppliers. In the U.S. and Canada, we source the majority of our requirements for polyurethane foam components and spring components for our Sealy and Stearns & Foster mattress units from a key supplier for each component. All critical components are purchased under supply agreements. We also purchase a significant portion of our Sealy foundation parts from third party sources under supply agreements. We do not consider ourselves to be dependent in the long term upon any single outside vendor as a source of supply to our bedding business, and we believe over time that sufficient alternative sources of supply for the same, similar or alternative components are available. However, if a key supplier for an applicable component failed to supply components in the amount we require this could significantly interrupt production of our products and increase our production costs in the near term. Such a disruption could occur for a variety of reasons, including changes in international trade duties and other aspects of international trade policy, natural disasters, pandemics and political events. For further information relating to this risk in particular, please refer to the discussion under the heading “We are subject to risks from our international operations, such as complying with U.S. and foreign laws, foreign exchange exposure, tariffs, increased costs, political risks and our ability to expand in certain international markets, which could impair our ability to compete and our profitability.”

Our ability to expand and effectively manage our Tempur-Pedic® retail stores could affect our sales and results of operations.

As of December 31, 2019, we had opened 56 Tempur-Pedic® retail stores. Our ability to continue to open new Tempur-Pedic® retail stores in a timely and efficient manner, and effectively operate all of these retail stores, depends upon numerous factors. Some of these factors are beyond our control, including, but not limited to our ability to identify suitable locations, our ability to negotiate favorable lease terms, our ability to hire, train and retain skilled retail store personnel, and economic factors that impact consumer confidence, disposable income or the availability of consumer financing. There is no assurance that our retail store expansion strategy will continue to be profitable. If we are unable to open additional Tempur-Pedic® retail stores, or if our existing retail stores are not profitable, this could adversely affect our sales and results of operations.

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

Our Board of Directors has authorized a share repurchase program pursuant to which we are authorized to repurchase shares of our common stock. We did not repurchase any shares under our share repurchase program during the year ended December 31, 2018. As of December 31, 2019, we had repurchased an aggregate of 1.3 million shares for approximately $102.3 million under our share repurchase program and had approximately $124.6 million remaining under our share repurchase program. In February 2020, our Board of Directors authorized an increase, of over $190.0 million, to our share repurchase authorization of our common stock to $300.0 million. Although our Board of Directors has authorized the share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. Shares may be repurchased from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, restrictions in our debt agreements, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our share repurchase program could affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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

We are a global company, selling our products in approximately 100 countries worldwide. We generated approximately 25.6% of our net sales outside of the U.S. in the year ended December 31, 2019.

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

Our business operations and financial results may be impacted by the United Kingdom’s (“UK”) departure from the EU, commonly referred to as Brexit. Brexit may, among other things, result in certain adverse tax consequences for us relating to the movement of products and related matters between the UK and EU.

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

In addition, the laws of certain foreign countries may not protect our intellectual property rights and confidential information to the same extent as the laws of the U.S. or the EU. Third parties, including competitors, may assert intellectual property infringement or invalidity claims against us that could be upheld. Intellectual property litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to protect our trade secrets or proprietary technology, or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all.

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

As of December 31, 2019, we had approximately 7,400 full-time employees. Our Asia joint venture also employs approximately 1,200 full-time employees. Approximately 28.0% of our employees are represented by various labor unions with separate collective bargaining agreements or government labor union contracts for certain international locations. Our North American collective bargaining agreements, which are typically three years in length, expire at various times during any given three year period. Due to the large number of collective bargaining agreements, we are periodically in negotiations with certain of the unions representing our employees. We may at some point be subject to work stoppages by some of our employees and, if such events were to occur, there may be a material adverse effect on our operations and profitability. Further, we may not be able to renew our various collective bargaining agreements on a timely basis or on favorable terms, or at all. Any significant increase in our labor costs could decrease our liquidity and profitability and any deterioration of employee relations, slowdowns or work stoppages at any of our locations, whether due to union activities, employee turnover or otherwise, could result in a decrease in our net sales or an increase in our costs, either of which could decrease our liquidity and profitability.

We may face exposure to product liability claims and premises liability claims, which could reduce our liquidity and profitability and reduce consumer confidence in our products.

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

We also face inherent business risks by operating physical stores that are open to the public. By opening retail stores, we have increased our exposure to premises liability claims. We maintain insurance against premises liability claims, but such coverage may not continue to be available on terms acceptable to us or be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage could impair our liquidity and profitability, and any claim or product recall that results in significant adverse publicity against us could adversely affect our reputation or result in consumers purchasing fewer of our products, which would also impair our liquidity and profitability.

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

We maintain certain defined benefit pension plans. In addition, hourly employees working at certain of Sealy’s domestic manufacturing facilities are covered by union sponsored retirement and health and welfare plans. These plans cover both active employees and retirees. The plans are currently underfunded, and under certain circumstances, including the decision to close or sell a facility, we could be required to pay amounts with respect to this underfunding. Such events may significantly impair our profitability and liquidity and the possibility of having to make these payments could affect our decision on whether to close or sell a particular facility. For more information, refer to Note 10, “Retirement Plans,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

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

The trading price of our common stock is likely to continue to be volatile and subject to wide price fluctuations. The trading price of our common stock may fluctuate significantly in response to various factors, including but not limited to:

•	actual or anticipated variations in our quarterly and annual operating results, including those resulting from seasonal variations in our business;

•	general economic conditions, such as unemployment, changes in short-term and long-term interest rates and fluctuations in both debt and equity capital markets;

•	terrorist attacks in the U.S. or against U.S. targets, actual or threated acts of war (declared or undeclared) or the escalation of current hostilities involving the U.S. or its allies;

•	natural disasters or pandemics disrupting our businesses or suppliers;

•	introductions or announcements of technological innovations or new products by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to patent, or otherwise protect, our products and technologies;

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

•	regulatory developments in the U.S. and abroad;

•	changes in international trade policy and economic and political factors in the U.S. and abroad;

•	public announcements or filings with the SEC indicating that significant stockholders, directors or officers are buying or selling shares of our common stock; and

•	the declaration or suspension of a cash dividend.

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

Our Board of Directors could determine in the future that adoption of a stockholder rights agreement is in the best interest of our stockholders and any such stockholder rights agreement, if adopted, could render more difficult, or discourage, a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding our principal facilities by segment at December 31, 2019.

Name	Location	Approximate Square Footage	Title	Type of Facility
North America
Tempur Production USA, LLC	Albuquerque, New Mexico	800,000	Leased (a)	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Hagerstown, Maryland	615,600	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Plainfield, Indiana	614,000	Leased	Manufacturing
Tempur Production USA, LLC	Duffield, Virginia	581,000	Owned	Manufacturing
Comfort Revolution, LLC	Belmont, MS	432,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	City of Industry, California	430,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Conyers, Georgia	300,000	Owned	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Green Island, New York	257,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Richmond, California	241,000	Owned	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Orlando, Florida	225,050	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Brenham, Texas	220,500	Owned	Manufacturing
Tempur Production USA, LLC	Mountain Top, Pennsylvania	210,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Trinity, North Carolina	180,000	Owned	Manufacturing
Sealy Canada, Ltd	Alberta, Canada	144,500	Owned	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Medina, Ohio	140,000	Owned	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Lacey, Washington	134,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Kansas City, Kansas	122,000	Leased	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Phoenix, Arizona	120,000	Leased	Manufacturing
Sealy Canada, Ltd	Toronto, Canada	120,000	Leased	Manufacturing
Sealy Canada, Ltd	Quebec, Canada	88,000	Owned	Manufacturing
Sealy Mattress Manufacturing Co., LLC	Denver, Colorado	82,000	Owned	Manufacturing

International
Dan-Foam ApS	Aarup, Denmark	523,000	Owned (a)	Manufacturing
Sealy Mattress Company Mexico, S. de R.L. de C.V.	Toluca, Mexico	130,500	Owned	Manufacturing

(a)	We have granted a mortgage or otherwise encumbered our interest in this facility as collateral for secured indebtedness.

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

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings can be found in Note 14, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, “Financial Statements and Supplementary Data,” and is incorporated herein by reference.

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

As of February 17, 2020, we had approximately 73 stockholders of record of our common stock.

Dividends

We do not pay a dividend. The decision to pay a dividend in future periods is reviewed by our Board of Directors on a periodic basis. Further, we are subject to certain customary restrictions on dividends under our 2019 Credit Agreement and Indentures. See Note 8, "Debt," in our Consolidated Financial Statements, included in Part II, ITEM 8 of this Report, for a discussion of the 2019 Credit Agreement and Indentures.

Issuer Purchases of Equity Securities

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock for a total repurchase price of not more than $800.0 million. We did not repurchase any shares under our share repurchase program during the year ended December 31, 2018. As of December 31, 2019, we had repurchased under the share repurchase program an aggregate of 1.3 million shares for approximately $102.3 million and had approximately $124.6 million remaining under the program. In February 2020, the Board of Directors authorized an increase, of over $190.0 million, to our share repurchase authorization of Tempur Sealy International's common stock to $300.0 million.

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

The following table sets forth purchases of our common stock for the three months ended December 31, 2019:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
October 1, 2019 - October 31, 2019	218,360	(1)	$78.61	217,065	$157.6
November 1, 2019 - November 30, 2019	206,308	(1)	$85.69	205,337	$140.0
December 1, 2019 - December 31, 2019	177,464	(1)	$86.44	177,464	$124.6
Total	602,132			599,866

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

The peer issuers included in this graph are set forth below in the table. In 2018, HNI Corporation was added to the peer group. In 2019, lululemon athletica inc. and Tupperware Brands Corporation were removed from the peer group due to no longer meeting our market capitalization criteria.

2019 Peer Group

Brunswick Corporation (BC)	Hasbro, Inc. (HAS)	RH (RH)
Carter's, Inc. (CRI)	HNI Corporation (HNI)	Sleep Number Corporation (SNBR)
Columbia Sportswear Company (COLM)	La-Z-Boy Incorporated (LZB)	Steelcase Inc. (SCS)
Deckers Outdoor Corporation (DECK)	Leggett & Platt, Incorporated (LEG)	Under Armour, Inc. (UA)
Gildan Activewear Inc. (GIL)	Herman Miller, Inc. (MLHR)	Williams-Sonoma, Inc. (WSM)
Hanesbrands Inc. (HBI)	Polaris Industries Inc. (PII)	Wolverine World Wide, Inc. (WWW)

2018 Peer Group

Brunswick Corporation (BC)	HNI Corporation (HNI)	Sleep Number Corporation (SNBR)
Carter's, Inc. (CRI)	La-Z-Boy Incorporated (LZB)	Steelcase Inc. (SCS)
Columbia Sportswear Company (COLM)	Leggett & Platt, Incorporated (LEG)	Tupperware Brands Corporation (TUP)
Deckers Outdoor Corporation (DECK)	lululemon athletica inc. (LULU)	Under Armour, Inc. (UA)
Gildan Activewear Inc. (GIL)	Herman Miller, Inc. (MLHR)	Williams-Sonoma, Inc. (WSM)
Hanesbrands Inc. (HBI)	Polaris Industries Inc. (PII)	Wolverine World Wide, Inc. (WWW)
Hasbro, Inc. (HAS)	RH (RH)

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Tempur Sealy International, Inc.	$100.00	$128.32	$124.35	$114.17	$75.40	$158.55
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
2018 Peer Group	100.00	91.04	93.08	108.42	103.73	144.04
2019 Peer Group	100.00	90.71	90.94	105.21	94.63	123.06

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial and operating data for the periods indicated. Our Consolidated Financial Statements as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 are included in Part II, ITEM 8 of this Report.

(in millions, except per common share amounts)
Statement of Income Data:	2019	2018	2017	2016	2015
Net sales	$3,106.0	$2,702.9	$2,700.6	$3,079.7	$3,089.3
Cost of sales	1,763.8	1,582.2	1,579.6	1,790.2	1,864.4
Gross profit	1,342.2	1,120.7	1,121.0	1,289.5	1,224.9
Operating expense, net (1)	995.5	864.4	825.5	876.1	918.3
Operating income	346.7	256.3	295.5	413.4	306.6
Interest expense, net	85.7	92.3	87.3	82.9	94.0
Loss on extinguishment of debt	—	—	—	47.2	—
Other (income) expense, net	(4.5)	(1.0)	(7.2)	(0.3)	9.7
Income before income taxes from continuing operations	265.5	165.0	215.4	283.6	202.9
Income tax provision (2)	(74.7)	(49.6)	(43.8)	(86.3)	(125.2)
Income from continuing operations	190.8	115.4	171.6	197.3	77.7
Loss from discontinued operations, net of tax	(1.4)	(17.8)	(30.9)	(12.3)	(12.0)
Net income before non-controlling interests	189.4	97.6	140.7	185.0	65.7
Less: net (loss) income attributable to non-controlling interests	(0.1)	(2.9)	(10.7)	(5.6)	1.2
Net income attributable to Tempur Sealy International, Inc.	$189.5	$100.5	$151.4	$190.6	$64.5

Balance Sheet Data (at end of period):
Cash and cash equivalents	$64.9	$45.8	$41.1	$64.6	$153.0
Total assets	3,061.8	2,715.4	2,694.0	2,698.8	2,652.0
Total debt, net	1,468.0	1,576.5	1,644.6	1,779.0	1,420.8
Finance leases and other debt	72.0	69.7	108.5	109.1	34.0
Redeemable non-controlling interest	—	—	2.2	7.6	12.4
Total stockholders' equity (deficit)	360.4	217.5	112.5	(41.9)	267.8

Other Financial and Operating Data:
Dividends per common share	$—	$—	$—	$—	$—
Depreciation and amortization (3)	116.5	111.9	94.0	88.6	92.6
Net cash provided by operating activities from continuing operations	314.8	207.5	256.5	168.1	231.6
Net cash used in investing activities from continuing operations	(90.2)	(71.2)	(65.7)	(61.9)	(58.9)
Net cash used in financing activities from continuing operations	(203.2)	(107.0)	(175.2)	(185.1)	(90.7)
Basic earnings per common share for continuing operations	3.50	2.17	3.37	3.44	1.24
Diluted earnings per common share for continuing operations	3.45	2.15	3.33	3.39	1.22
Capital expenditures	88.2	73.6	66.6	61.9	65.1

(1)
Operating expense, net includes $29.8 million and $21.2 million of customer-related charges in connection with certain customer bankruptcies in 2019 and 2018, respectively, and $14.4 million associated with the termination of our relationship with Mattress Firm in 2017.

(2)
Income tax provision for 2015 includes approximately $60.7 million related to changes in estimate related to the uncertain tax position regarding the Danish Tax Matter, as defined in Note 15, "Income Taxes," in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report. The income tax provision for 2017 includes the provisional impact of the U.S. Tax Reform Act.

(3)
Includes $26.8 million, $24.8 million, $13.3 million, $16.2 million, $22.5 million in non-cash, stock-based compensation expense related to restricted stock units, performance restricted stock units, deferred stock units and stock options in 2019, 2018, 2017, 2016, and 2015, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Part II, ITEM 6 of this Report and the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Report. In addition, prior period amounts have been revised to reflect certain Latin American subsidiaries as discontinued operations. Unless otherwise noted, all of the financial information in this Report is consolidated financial information for the Company. The forward-looking statements in this discussion regarding the mattress and pillow industries, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are subject to numerous risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and Part I, ITEM 1A of this Report. Our actual results may differ materially from those contained in any forward-looking statements. For results of operations comparisons relating to years ending December 31, 2018 and 2017, refer to our annual report on Form 10-K, Part II, ITEM 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations filed with the Securities and Exchange Commission on February 25, 2019.

In this discussion and analysis, we discuss and explain the consolidated financial condition and results of operations for the years ended December 31, 2019 and 2018, including the following topics:

•	an overview of our business and strategy;

•	results of operations including our net sales and costs in the periods presented as well as changes between periods;

•	expected sources of liquidity for future operations; and

•	our use of certain non-GAAP financial measures.

Business Overview

General

We develop, manufacture and market bedding products, which we sell globally. Our product brand portfolio includes many highly recognized and iconic brands in the industry, including Tempur®, Tempur-Pedic®, Sealy® featuring Posturepedic® Technology, Stearns & Foster® and Comfort Revolution®. Our comprehensive suite of bedding products offers a variety of products to consumers across a broad range of channels and price points.

Our distribution model operates through an omni-channel strategy across two distribution channels in each operating business segment: Wholesale and Direct. Our Wholesale channel consists of third party retailers, including third party distribution, hospitality and healthcare. Our Direct channel includes company-owned stores, e-commerce and call centers.

We continue to make strategic investments, including the introduction of new products; investments to increase our global brand awareness; investments in research and development and productivity initiatives; and various other actions aimed at further strengthening our business. In 2020, we expect to increase our investments in research and development, as well as to spend a record amount of advertising dollars to promote our worldwide brands.

Full year net income for 2019 increased 89% and full year earnings per share ("EPS") increased 88% to $3.42. We believe investments we have made over the past four years strengthening the long-term foundation of our company investments have enhanced our competitive position. The combination of our powerful omni-channel distribution platform coupled with our market leading brands and products continues to drive market share gains and solid financial performance.

Our results for 2019 included the following significant accomplishments:

•	Completed the launch of the all-new line of Tempur-Pedic products

•	Announced that we were expanding our distribution with new supply agreements

•	Executed the largest expansion of new stores in our history.

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

Product Launches

During the first half of 2019, we completed the rollout of our higher-end Tempur-Breeze, which completed the largest Tempur-Pedic rollout in our history. Additionally, we completed the launch of our Stearns & Foster products. In our North America segment in 2020, we will introduce the Tempur-Ergo Smart Base Collection with Sleeptracker technology and a new Sealy Posturepedic Plus line.We have successfully extended our product life cycle and therefore expect to have favorable launch costs in 2020.

Expanded Distribution Channels

In 2019, we announced three new or expanded third-party retail relationships in the U.S. and Europe. This resulted in the largest expansion of stores in our history.

We announced that we entered into a supply agreement with Mattress Firm, the largest specialty mattress retailer in North America, to reintroduce Tempur-Pedic, Stearns & Foster and Sealy branded products into approximately 2,500 Mattress Firm stores across the U.S. The reintroduction of products into Mattress Firm stores commenced in the fourth quarter of 2019 and is expected to be completed in the first quarter of 2020.

We also announced the recent expansion of our long-term supply agreement with Big Lots, a 1,400-store retailer in the U.S. This agreement is expected to grow the sales of entry-level Sealy products and to drive unit volume, primarily in the below $1,000 retail price point. Our launch of Sealy products with Big Lots was completed in 2019.

In 2019, we also expanded our European retail distribution network by reaching a supply agreement with Beter Bed Holding, one of Europe’s leading bedding retailers. The launch of new products with Beter Bed Holding was completed in 2019 in over 100 stores.

As a result of these new and expanded agreements, we expect significantly higher volume in our North America segment operations in 2020.

Expanding Retail Footprint

We are focused on developing our North America distribution network by opening more Tempur-Pedic retail stores and expanding our online availability. As of December 31, 2019, we had 56 Tempur-Pedic retail stores in operation. We plan to open approximately 20 new retail stores in 2020. We expect to recover our initial cash investment on each store after twelve months. We expect these retail stores to complement our existing third-party retail partners by increasing our products' brand awareness in the local markets. We also plan to expand our offerings in our own e-commerce platform and with third-party online retailers where our market share is still very low. Online bedding sales have increased significantly, as a growing segment of consumers prefer to purchase bedding products in this way. During 2019, we have experienced strong growth in both our e-commerce business and our company-owned stores. In 2020, we expect to continue to expand our Direct channel through new stores and by capturing share online.

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

Acquisition of Sherwood Bedding

On January 31, 2020, we acquired an 80% ownership interest in a newly formed limited liability company containing substantially all of the assets of the Sherwood Bedding business for a cash purchase price of approximately $40 million. Sherwood Bedding is a major manufacturer in the U.S. private label and OEM bedding market and this acquisition of a majority interest marks our entrance into the private label category. In 2020, we expect this acquisition to contribute to our cash flow and profits.

Customer-Related Charges

The global economic environment continues to be challenging, and there have been signs of deterioration in the U.S. retail sector. Over the past two years, a national department store retail customer and various regional retail customers have filed for U.S. bankruptcy protection. In the fourth quarter of 2019, we recorded $29.8 million of customer-related charges in connection with the bankruptcy of Mattress PAL Holding, LLC ("Mattress PAL") and resulting significant liquidity issues of Mattress PAL's affiliates to fully reserve trade receivables and other assets associated with this account. This customer represented less than 1% of our global net sales in 2019. Similarly, in the fourth quarter of 2018, prior to the Sleep Outfitters Acquisition, we recorded $21.2 million of customer-related charges in connection with the bankruptcy of iMS to fully reserve trade receivables and other assets associated with this account.

2019 Results of Operations

A summary of our results for the year ended December 31, 2019 include:

•	Total net sales increased 14.9% to $3,106.0 million from $2,702.9 million in 2018.

•	Gross margin was 43.2% in 2019 as compared to 41.5% in 2018. Adjusted gross margin, which is a non-GAAP financial measure, was 41.9% in 2018. There were no adjustments to gross margin in 2019.

•
Operating income was $346.7 million, or 11.2% of net sales, as compared to $256.3 million, or 9.5% of net sales, in 2018. Adjusted operating income, which is a non-GAAP financial measure was $392.2 million, or 12.6% of net sales, as compared to $307.6 million, or 11.4% of net sales, in 2018.

•	Net income was $189.5 million as compared to $100.5 million in 2018. Adjusted net income, which is a non-GAAP financial measure, was $221.9 million as compared to $163.0 million in 2018.

•
EBITDA, which is a non-GAAP financial measure, increased 31.5% to $468.4 million as compared to $356.1 million in 2018. Adjusted EBITDA, which is a non-GAAP financial measure, increased 19.6% to $508.1 million as compared to $424.7 million in 2018.

•	EPS was $3.42 as compared to $1.82 in 2018. Adjusted EPS, which is a non-GAAP financial measure, was $4.01 as compared to $2.96 in 2018.

For a discussion and reconciliation of non-GAAP financial measures as discussed above to the corresponding GAAP financial results, refer to the non-GAAP financial information set forth below under the heading "Non-GAAP Financial Information."

We may refer to net sales or earnings or other historical financial information on a “constant currency basis,” which is a non-GAAP financial measure. These references to constant currency basis do not include operational impacts that could result from fluctuations in foreign currency rates. To provide information on a constant currency basis, the applicable financial results are adjusted based on a simple mathematical model that translates current period results in local currency using the comparable prior corresponding period’s currency conversion rate. This approach is used for countries where the functional currency is the local country currency. This information is provided so that certain financial results can be viewed without the impact of fluctuations in foreign currency rates, thereby facilitating period-to-period comparisons of business performance. Constant currency information is not recognized under GAAP, and it is not intended as an alternative to GAAP measures. Refer to Part II, ITEM 7A of this Report for a discussion of our foreign currency exchange rate risk.

The following table sets forth the various components of our Consolidated Statements of Income, and expresses each component as a percentage of net sales:

(in millions, except percentages and	Year Ended December 31,
per common share amounts)	2019		2018
Net sales	$3,106.0	100.0%	$2,702.9	100.0%
Cost of sales	1,763.8	56.8	1,582.2	58.5
Gross profit	1,342.2	43.2	1,120.7	41.5
Selling and marketing expenses	666.3	21.5	587.8	21.7
General, administrative and other expenses	315.3	10.2	273.0	10.1
Customer-related charges	29.8	1.0	21.2	0.8
Equity income in earnings of unconsolidated affiliates	(15.9)	(0.5)	(17.6)	(0.7)
Operating income	346.7	11.2	256.3	9.5

Other expense, net:
Interest expense, net	85.7	2.8	92.3	3.4
Other income, net	(4.5)	(0.1)	(1.0)	—
Total other expense, net	81.2	2.6	91.3	3.4

Income from continuing operations before income taxes	265.5	8.5	165.0	6.1
Income tax provision	(74.7)	(2.4)	(49.6)	(1.8)
Income from continuing operations	190.8	6.1	115.4	4.3
Loss from discontinued operations, net of tax	(1.4)	—	(17.8)	(0.6)
Net income before non-controlling interests	189.4	6.1	97.6	3.6
Less: Net loss attributable to non-controlling interests	(0.1)	—	(2.9)	(0.1)
Net income attributable to Tempur Sealy International, Inc.	$189.5	6.1%	$100.5	3.7%

Earnings per common share:

Basic
Earnings per share for continuing operations	$3.50		$2.17
Loss per share for discontinued operations	(0.02)		(0.32)
Earnings per share	$3.48		$1.85

Diluted
Earnings per share for continuing operations	$3.45		$2.15
Loss per share for discontinued operations	(0.03)		(0.33)
Earnings per share	$3.42		$1.82

Weighted average common shares outstanding:
Basic	54.5		54.4
Diluted	55.4		55.1

NET SALES

	Year Ended December 31,
	Consolidated		North America		International
(in millions)	2019	2018	2019	2018	2019	2018
Net sales by channel
Wholesale	$2,717.1	$2,452.1	$2,273.5	$1,989.1	$443.6	$463.0
Direct	388.9	250.8	259.8	147.1	129.1	103.7
Total net sales	$3,106.0	$2,702.9	$2,533.3	$2,136.2	$572.7	$566.7

Year ended December 31, 2019 compared to year ended December 31, 2018

Net sales increased 14.9%, and on a constant currency basis increased 16.0%. The change in net sales was driven by the following:

•
North America net sales increased $397.1 million, or 18.6%. Net sales in the Wholesale channel increased $284.4 million, or 14.3%, primarily driven by new Tempur product introductions and the expansion of our retail distribution network. Net sales in our Direct channel increased $112.7 million, or 76.6%, primarily driven by growth from company-owned stores, including the Sleep Outfitters Acquisition, and our e-commerce business. Excluding Sleep Outfitters, the Wholesale channel increased approximately 17% and the Direct channel increased approximately 35%. On a constant currency basis, North America net sales increased 18.8%.

•
International net sales increased $6.0 million, or 1.1%. On a constant currency basis, our International net sales increased 5.3%, primarily driven by Direct channel growth. Net sales in the Wholesale channel decreased 0.1% on a constant currency basis, primarily driven by country specific conditions. Net sales in the Direct channel increased 29.5% on a constant currency basis, primarily driven by growth from company-owned stores.

GROSS PROFIT

	Year Ended December 31,
	2019		2018		Margin Change
(in millions, except percentages)	Gross Profit	Gross Margin	Gross Profit	Gross Margin	2019 vs 2018
North America	$1,035.2	40.9%	$823.4	38.5%	2.4%
International	307.0	53.6%	297.3	52.5%	1.1%
Consolidated	$1,342.2	43.2%	$1,120.7	41.5%	1.7%

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

Our gross margin is also impacted by fixed cost leverage based on manufacturing unit volumes; the cost of raw materials; operational efficiencies due to the utilization in our manufacturing facilities; product, channel and geographic mix; foreign exchange fluctuations; volume incentives offered to certain retail accounts; participation in our retail cooperative advertising programs; and costs associated with new product introductions. Future changes in raw material prices could have a significant impact on our gross margin. In 2020, we expect a modest impact on gross margin due to lower commodity costs. Our margins are also impacted by the growth in our Wholesale channel as sales in our Wholesale channel are at wholesale prices whereas sales in our Direct channel are at retail prices.

Year ended December 31, 2019 compared to year ended December 31, 2018

Gross margin improved 170 basis points. The principal factors impacting gross margin for each segment are discussed below.

•
North America gross margin improved 240 basis points. The improvement in gross margin was primarily driven by favorable pricing of 130 basis points, favorable product and brand mix of 110 basis points and lower commodity costs. Additionally, in 2018, we also recorded $6.1 million of restructuring charges related to our acquisition of the remaining interest in a joint venture and $5.6 million of supply chain transition costs to consolidate certain manufacturing and distribution facilities, resulting in a favorable impact of 50 basis points in 2019. These improvements were partially offset by increased floor model expenses.

•	International gross margin improved 110 basis points. The improvement in gross margin was primarily driven by lower commodity costs and channel mix.

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

Year ended December 31, 2019 compared to year ended December 31, 2018

	Year Ended December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
(in millions)	Consolidated		North America		International		Corporate
Operating expenses:
Advertising	$280.5	$259.3	$244.1	$220.5	$36.4	$38.8	$—	$—
Other selling and marketing	385.8	328.5	249.3	194.4	125.3	125.7	11.2	8.4
General, administrative and other	315.3	273.0	167.2	137.6	45.8	42.9	102.3	92.5
Customer-related charges	29.8	21.2	29.8	20.9	—	—	—	0.3
Total operating expense	$1,011.4	$882.0	$690.4	$573.4	$207.5	$207.4	$113.5	$101.2

Operating expenses increased $129.4 million, or 14.7%, and were flat as a percentage of net sales. The primary drivers of changes in operating expenses by segment are discussed below.

•
North America operating expenses increased $117.0 million, or 20.4%, and increased 50 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by advertising and other selling and marketing investments, variable compensation expense and incremental operating expense associated with a higher number of company-owned stores. In the fourth quarter of 2019, we recorded $29.8 million of customer-related charges in connection with the bankruptcy of Mattress PAL and resulting significant liquidity issues of Mattress PAL's affiliates to fully reserve trade receivables and other assets associated with this account. Additionally, in the fourth quarter of 2019, we recorded an $8.9 million charge related to the donation of common stock at fair market value to certain public charities. In the fourth quarter of 2018, prior to the Sleep Outfitters Acquisition, we recorded $21.2 million of customer-related charges in connection with the bankruptcy of iMS to fully reserve trade receivables and other assets associated with this account. Additionally, in 2018, we recorded $4.1 million of restructuring charges related to our acquisition of the remaining interest in a joint venture and $7.3 million of supply chain transition costs which represent charges incurred to consolidate certain manufacturing and distribution facilities.

•
International operating expenses increased $0.1 million and decreased 40 basis points as a percentage of net sales. The increase in operating expenses was primarily driven by an increase in variable compensation expense, offset by $8.2 million of costs associated with our International simplification efforts, which were not repeated in 2019.

•	Corporate operating expenses increased $12.3 million, or 12.2%. The increase in operating expenses was primarily driven by increased variable compensation expense.

Research and development expenses for the year ended December 31, 2019 were $23.0 million compared to $21.9 million for the year ended December 31, 2018, an increase of $1.1 million, or 5.0%.

OPERATING INCOME

	Year Ended December 31,
	2019		2018		Margin Change
(in millions, except percentages)	Operating Income	Operating Margin	Operating Income	Operating Margin	2019 vs 2018
North America	$344.8	13.6%	$250.0	11.7%	1.9%
International	115.4	20.2%	107.5	19.0%	1.2%
	460.2		357.5
Corporate expenses	(113.5)		(101.2)
Total operating income	$346.7	11.2%	$256.3	9.5%	1.7%

Year ended December 31, 2019 compared to year ended December 31, 2018

Operating income increased $90.4 million and operating margin improved 170 basis points. The increase was driven by the following:

•
North America operating income increased $94.8 million and operating margin improved 190 basis points, primarily driven by the improvement in gross margin of 240 basis points. In 2018, we recorded $10.2 million of restructuring charges related to our acquisition of the remaining interest in a joint venture, as well as incremental bad debt expense related to the bankruptcy of a department store retailer, which were not repeated in 2019. These improvements were offset by increased advertising and other selling and marketing investments and variable compensation expense. In the fourth quarter of 2019, we recorded $29.8 million of customer-related charges in connection with the bankruptcy of Mattress PAL and resulting significant liquidity issues of Mattress PAL's affiliates to fully reserve trade receivables and other assets associated with this account. In the fourth quarter of 2018, prior to the Sleep Outfitters Acquisition, we recorded $21.2 million of customer-related charges in connection with the bankruptcy of iMS to fully reserve trade receivables and other assets associated with this account. Additionally, we recorded an $8.9 million charge related to the donation of common stock at fair market value to certain public charities.

•
International operating income increased $7.9 million and operating margin improved 120 basis points. The improvement in operating margin was driven by the improvement in gross margin of 110 basis points. In 2018, we recorded $8.5 million of costs associated with our International simplification efforts, including headcount reduction, professional fees and store closures, which were not repeated in 2019. These improvements were offset by an increase in variable compensation expense.

•
Corporate operating expenses increased $12.3 million, which negatively impacted our consolidated operating margin by 40 basis points. The increase in operating expenses was primarily driven by an increase in variable compensation expense.

INTEREST EXPENSE, NET

	Year Ended December 31,		Percent change
(in millions, except percentages)	2019	2018	2019 vs 2018
Interest expense, net	$85.7	$92.3	(7.2)%

Year ended December 31, 2019 compared to year ended December 31, 2018

Interest expense, net, decreased $6.6 million, or 7.2%. The decrease in interest expense, net, was driven by reduced average levels of outstanding debt and lower interest rates on our variable rate debt.

INCOME TAXES

	Year Ended December 31,		Percent change
(in millions, except percentages)	2019	2018	2019 vs 2018
Income tax	$74.7	$49.6	50.6%
Effective tax rate	28.1%	30.1%	(2.0)%

Income tax provision includes income taxes associated with taxes currently payable and deferred taxes, and includes the impact of net operating losses for certain of our foreign operations.

Year ended December 31, 2019 compared to year ended December 31, 2018

Our income tax provision increased $25.1 million due to an increase in income before income taxes and as the result of discrete items. Our 2019 effective tax rate decreased as compared to 2018 by 200 basis points. The effective tax rate as compared to the U.S. federal statutory tax rate for the year ending December 31, 2019 included a net unfavorable impact of discrete items primarily related to the sale of a certain interest in our Asia-Pacific joint venture and the impact of certain stock compensation. The effective tax rate as compared to the U.S. federal statutory tax rate for the year ended December 31, 2018 included a net favorable impact of the settlement of the previously-disclosed Danish Tax Matter for the years 2001 - 2011, the favorable impact of the U.S. Tax Reform Act as reflected on our 2017 U.S. income tax return filed in 2018 and the unfavorable impact of an increase in our uncertain tax position related to the Danish Tax Matter for years after 2011.

Refer to Note 15, “Income Taxes,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report for further information.

Liquidity and Capital Resources

Liquidity
Our principal sources of funds are cash flows from operations, borrowings made pursuant to our credit facilities and cash and cash equivalents on hand. Principal uses of funds consist of payments of principal and interest on our debt facilities, share repurchases, capital expenditures and working capital needs. At December 31, 2019, we had working capital of $126.9 million, including cash and cash equivalents of $64.9 million, as compared to working capital of $136.4 million including $45.8 million in cash and cash equivalents as of December 31, 2018.

Cash Provided by (Used in) Continuing Operations

The table below presents net cash provided by (used in) operating, investing and financing activities from continuing operations for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(in millions)	2019	2018
Net cash provided by (used in) continuing operations:
Operating activities	$314.8	$207.5
Investing activities	(90.2)	(71.2)
Financing activities	(203.2)	(107.0)

Cash provided by operating activities from continuing operations increased $107.3 million in 2019 as compared to 2018. The increase in cash provided by operating activities was primarily driven by the increase in cash earnings offset in part by a decrease in working capital. Accounts receivable and inventory were principal uses of cash, which reflect higher sales levels and volumes, the impact of the new and expanded retail relationships, and new product introductions. Accrued expenses and other liabilities were a source of cash in 2019 as a result of increased accruals for variable compensation and other expenses such as advertising given higher revenues and earnings.

Cash used in investing activities from continuing operations increased $19.0 million in 2019 as compared to 2018. The increase in cash used in investing activities was primarily due to cash used for the Sleep Outfitters Acquisition and planned capital expenditures.

Cash used in financing activities from continuing operations increased $96.2 million in 2019 as compared to 2018. In 2019, we repurchased $105.7 million of our common stock, which included repurchases of $102.3 million under our share repurchase program and $3.4 million which was withheld to satisfy tax withholding obligations related to stock compensation. In 2018, we repurchased $4.6 million of our common stock which was withheld to satisfy tax withholding obligations related to stock compensation. We did not repurchase any shares under our share repurchase program during 2018. Proceeds from exercise of stock options increased $13.2 million as compared to the same period in 2018. In 2019, we had net repayments of $104.3 million on our credit facilities, as compared to net repayments of $100.9 million in 2018.

Cash Used in Discontinued Operations

The table below presents net cash used in operating, investing and financing activities from discontinued operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(in millions)	2019	2018
Net cash (used in) provided by discontinued operations:
Operating activities	$(2.0)	$(24.4)
Investing activities	—	2.1
Financing activities	—	—

Cash used in discontinued operations decreased $22.4 million in 2019 as compared to 2018, primarily due to the payment of non-income tax obligations and related interest expense in 2018.

Capital Expenditures

Capital expenditures totaled $88.2 million for the year ended December 31, 2019 and $73.6 million for the year ended December 31, 2018. We currently expect our 2020 capital expenditures to be approximately $100 to $110 million, which includes investments in our U.S. ERP projects, domestic manufacturing facilities and our Tempur-Pedic retail stores.

Indebtedness

Our total debt decreased to $1,547.0 million as of December 31, 2019 from $1,653.8 million as of December 31, 2018. In the first half of 2019, we prepaid $75.0 million on the Term A facility under the 2016 Credit Agreement. Refer to Note 8, “Debt,” in our Consolidated Financial Statements included in Part II, ITEM 8 for further discussion of our debt.

On October 16, 2019, we entered into the 2019 Credit Agreement, which provides for a $425.0 million revolving credit facility, a $425.0 million term loan facility and an accordion feature for additional borrowings. Refer to Note 8, "Debt," in our Consolidated Financial Statements included in Part II, ITEM 8 for further discussion of the accordion feature of the 2019 Credit Agreement. We used the proceeds under the term loan facility to refinance outstanding borrowings under the 2016 Credit Agreement and terminated the existing revolving credit commitments. As of October 16, 2019, the terms of the 2019 Credit Agreement replaced the terms of the 2016 Credit Agreement.

As of December 31, 2019, our ratio of consolidated indebtedness less netted cash to adjusted EBITDA, which is a non-GAAP financial measure, in accordance with our 2019 Credit Agreement was 2.92 times, within the terms of the financial covenants for the maximum consolidated total net leverage ratio as set forth in the 2019 Credit Agreement, which limits this ratio to 5.00 times. As of December 31, 2019, we were in compliance with all of the financial covenants in our debt agreements.

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

For additional information, refer to "Non-GAAP Financial Information" below for the calculation of the ratio of consolidated indebtedness less netted cash to adjusted EBITDA calculated in accordance with our 2019 Credit Agreement. Both consolidated indebtedness and adjusted EBITDA as used in discussion of the 2019 Credit Agreement are terms that are not recognized under GAAP and do not purport to be alternatives to net income as a measure of operating performance or total debt.

Share Repurchase Program

Our Board of Directors authorized a share repurchase program in 2016 pursuant to which we were authorized to repurchase shares of our common stock for a total repurchase price of not more than $800.0 million. We did not repurchase any shares under our share repurchase program during 2018. For the year ended 2019, we repurchased 1.3 million shares under our share repurchase program for approximately $102.3 million. As of December 31, 2019, we had approximately $124.6 million remaining under our share repurchase program. In February 2020, the Board of Directors authorized an increase, of over $190.0 million, to our share repurchase authorization of Tempur Sealy International's common stock to $300.0 million. Share repurchases under this program may be made through open market transactions, negotiated purchases or otherwise, at times and in such amounts as management deems appropriate. These repurchases may be funded by operating cash flows and/or borrowings under our debt arrangements. The timing and actual number of shares repurchased will depend on a variety of factors including price, financing and regulatory requirements and other market conditions. The program is subject to certain limitations under our debt agreements. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. Repurchases may be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under federal securities laws.

Future Liquidity Sources and Uses

Our primary sources of liquidity are cash flows from operations and borrowings, as needed, under our debt facilities. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. As of December 31, 2019, we had $1,547.0 million in total debt outstanding, and our adjusted EBITDA, which is a non-GAAP financial measure, was $508.1 million for the year ended December 31, 2019. Our debt service obligations could, under certain circumstances, have material consequences to our stockholders. Total cash interest payments related to our borrowings are expected to be approximately $80 to $85 million in 2020.

On October 16, 2019, we entered into the 2019 Credit Agreement with a syndicate of banks. The 2019 Credit Agreement provides for a $425.0 million revolving credit facility, a $425.0 million term loan facility, and an incremental facility in an aggregate amount of up to $550.0 million plus the amount of certain prepayments plus an additional unlimited amount subject to compliance with a maximum consolidated secured leverage ratio test. The 2019 Credit Agreement has a $60.0 million sub-facility for the issuance of letters of credit. We expect to use the revolving credit facility from time to time to finance working capital needs and for general corporate purposes.

Our business continues to generate significant cash flows from operations. Based upon the current level of operations, we believe that cash generated from operations and amounts available under our credit facilities will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the foreseeable future. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our debt facilities or otherwise enable us to service our indebtedness or to make anticipated capital expenditures. In 2020, we expect to be within our target range for our ratio of consolidated indebtedness less netted cash of 2.5 times to 3.5 times. We expect to continue to use excess cash flows from operations for share repurchases and debt repayment. We may also consider other capital allocations, such as acquisitions or other investments.

At December 31, 2019, total cash and cash equivalents were $64.9 million, of which $28.9 million was held in the U.S. and $36.0 million was held by subsidiaries outside of the U.S. The amount of cash and cash equivalents held by subsidiaries outside of the U.S. and not readily convertible into the U.S. Dollar or other major foreign currencies is not material to our overall liquidity or financial position.

Contractual Obligations

Our contractual obligations and other commercial commitments as of December 31, 2019 are summarized below:

(in millions)	Payment Due By Period
Contractual Obligations	2020	2021	2022	2023	2024	After 2024	Total Obligations
Debt (1)	$29.2	$21.3	$21.3	$481.8	$329.3	$600.0	$1,482.9
Letters of credit	23.6	—	—	—	—	—	23.6
Interest payments (2)	74.0	72.8	70.2	64.5	42.6	53.0	377.1
Operating leases	62.1	54.5	46.6	36.2	29.0	74.5	302.9
Finance lease obligations(3)	8.5	8.7	7.1	5.5	4.2	30.1	64.1
Pension obligations	1.1	1.1	1.2	1.2	1.3	31.0	36.9
Total (4)	$198.5	$158.4	$146.4	$589.2	$406.4	$788.6	$2,287.5

(1)	Debt excludes finance lease obligations and deferred financing costs.

(2)
Interest payments represent obligations under our debt outstanding as of December 31, 2019, applying December 31, 2019 interest rates and assuming scheduled payments are paid as contractually required through maturity.

(3)	The payments due for finance lease obligations excludes $20.3 million in future payments for interest.

(4)	Uncertain tax positions are excluded from this table given the timing of payments cannot be reasonably estimated.

Non-GAAP Financial Information

We provide information regarding adjusted net income, adjusted EPS, adjusted operating income (expense), adjusted operating margin, EBITDA, adjusted EBITDA, free cash flow, consolidated indebtedness and consolidated indebtedness less netted cash, which are not recognized terms under GAAP and do not purport to be alternatives to net income, earnings per share, operating income (expense), operating margin and net cash provided by operating activities as a measure of operating performance or an alternative to total debt as a measure of liquidity. We believe these non-GAAP financial measures provide investors with performance measures that better reflect our underlying operations and trends, providing a perspective not immediately apparent from net income, operating income (expense) and operating margin. The adjustments we make to derive the non-GAAP financial measures include adjustments to exclude items that may cause short-term fluctuations in the nearest GAAP financial measure, but which we do not consider to be the fundamental attributes or primary drivers of our business.

We believe that exclusion of these items assists in providing a more complete understanding of our underlying results from continuing operations and trends, and we use these measures along with the corresponding GAAP financial measures to manage our business, to evaluate our consolidated and business segment performance compared to prior periods and the marketplace, to establish operational goals and to provide continuity to investors for comparability purposes. Limitations associated with the use of these non-GAAP measures include that these measures do not present all of the amounts associated with our results as determined in accordance with GAAP. These non-GAAP financial measures should be considered supplemental in nature and should not be construed as more significant than comparable financial measures defined by GAAP. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies. For more information about these non-GAAP financial measures and a reconciliation to the nearest GAAP financial measure, please refer to the reconciliations on the following pages.

Key Highlights

	Year Ended December 31,
(in millions, except percentages)	2019	2018	% Change	% Change Constant Currency (1)
Net sales	$3,106.0	$2,702.9	14.9%	16.0%
Net income	$189.5	$100.5	88.6%	92.1%
EBITDA (1)	$468.4	$356.1	31.5%	33.2%
Adjusted EBITDA (1)	$508.1	$424.7	19.6%	21.0%
EPS	$3.42	$1.82	87.9%	91.2%
Adjusted EPS (1)	$4.01	$2.96	35.5%	37.5%

(1)	Non-GAAP financial measure. Please refer to the reconciliations in the following tables.

Adjusted Net Income and Adjusted EPS

A reconciliation of net income to adjusted net income and the calculation of adjusted EPS is provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below. The following table sets forth the reconciliation of our reported net income to adjusted net income and the calculation of adjusted EPS for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
(in millions, except per common share amounts)	2019	2018
Net income	$189.5	$100.5
Loss from discontinued operations, net of tax (1)	1.4	17.8
Customer-related charges (2)	29.8	21.2
Charitable stock donation (3)	8.9	—
Acquisition-related costs and other (4)	6.1	—
Credit facility amendment (5)	0.7	—
Other income (6)	(7.2)	—
Restructuring costs (7)	—	24.9
Supply chain transition costs (8)	—	7.3
Tax adjustments (9)	(7.3)	(8.7)
Adjusted net income	$221.9	$163.0

Adjusted earnings per share, diluted	$4.01	$2.96

Diluted shares outstanding	55.4	55.1

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In the fourth quarter of 2019, we recorded $29.8 million of customer-related charges in connection with the bankruptcy of Mattress PAL and resulting significant liquidity issues of Mattress PAL's affiliates to fully reserve trade receivables and other assets associated with this account. In the fourth quarter of 2018, we recorded $21.2 million of customer-related charges in connection with the bankruptcy of iMS to fully reserve trade receivables and other assets associated with this account.

(3)	In the fourth quarter of 2019, we recorded an $8.9 million charge related to the donation of common stock at fair market value to certain public charities.
(4)
In the first half of 2019, we recorded $6.1 million of acquisition-related and other costs, primarily related to post acquisition restructuring charges and professional fees incurred in connection with the acquisition of substantially all of the net assets of iMS by an affiliate of ours.

(5)	In the fourth quarter of 2019, we incurred $0.7 million of professional fees in connection with the amendment of the senior secured credit facility.
(6)	In the first quarter of 2019, we recorded $7.2 million of other income related to the sale of our interest in a subsidiary of the Asia-Pacific joint venture.
(7)
In 2018, we recorded $24.9 million of restructuring costs, which included $1.3 million of other expense, net. These costs included $11.5 million of charges related to the operational alignment of a joint venture that was wholly owned in the North America business segment, which included $6.1 million in cost of sales and $1.3 million of other expense, net. Restructuring costs also included $8.5 million of expenses in the International business segment related to International simplification efforts, which included $0.3 million in cost of sales. Corporate recorded $4.9 million of professional fees related to restructuring activities.

(8)
In 2018, we recorded $7.3 million of supply chain transition costs which represent charges incurred to consolidate certain manufacturing and distribution facilities, including $5.6 million in cost of sales and $0.8 million of other expense.

(9)	Adjusted income tax provision represents the tax effects associated with the aforementioned items and other discrete income tax events.

Adjusted Gross Profit and Gross Margin and Adjusted Operating Income (Expense) and Operating Margin

A reconciliation of gross profit and gross margin to adjusted gross profit and adjusted gross margin, respectively, and operating income (expense) and operating margin to adjusted operating income (expense) and adjusted operating margin, respectively, are provided below. We believe that the use of these non-GAAP financial measures provides investors with additional useful information with respect to the impact of various adjustments as described in the footnotes below. The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted operating income (expense) for the year ended December 31, 2019. We had no adjustments to gross profit for the year ended December 31, 2019.

	FULL YEAR 2019
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$3,106.0		$2,533.3		$572.7		$—

Gross profit	$1,342.2	43.2%	$1,035.2	40.9%	$307.0	53.6%	$—

Operating income (expense)	$346.7	11.2%	$344.8	13.6%	$115.4	20.2%	$(113.5)
Adjustments:
Customer-related charges (1)	29.8		29.8		—		—
Charitable stock donation (2)	8.9		8.9		—		—
Acquisition-related costs and other (3)	6.1		1.7		0.3		4.1
Credit facility amendment (4)	0.7		—		—		0.7
Total Adjustments	45.5		40.4		0.3		4.8

Adjusted operating income (expense)	$392.2	12.6%	$385.2	15.2%	$115.7	20.2%	$(108.7)

(1)
In the fourth quarter of 2019, we recorded $29.8 million of customer-related charges in connection with the bankruptcy of Mattress PAL and resulting significant liquidity issues of Mattress PAL's affiliates to fully reserve trade receivables and other assets associated with this account.

(2)	In the fourth quarter of 2019, we recorded an $8.9 million charge related to the donation of common stock at fair market value to certain public charities.
(3)
In the first half of 2019, we recorded $6.1 million of acquisition-related and other costs, primarily related to post acquisition restructuring charges and professional fees incurred in connection with the acquisition of substantially all of the net assets of iMS by an affiliate of ours.

(4)	In the fourth quarter of 2019, we incurred $0.7 million of professional fees in connection with the amendment of the senior secured credit facility.

The following table sets forth the reconciliation of our reported gross profit and operating income (expense) to the calculation of adjusted gross profit and adjusted operating income (expense) for the year ended December 31, 2018:

	FULL YEAR 2018
(in millions, except percentages)	Consolidated	Margin	North America	Margin	International	Margin	Corporate
Net sales	$2,702.9		$2,136.2		$566.7		$—

Gross profit	$1,120.7	41.5%	$823.4	38.5%	$297.3	52.5%	$—
Adjustments:
Restructuring costs (1)	6.4		6.1		0.3		—
Supply chain transition costs (2)	5.6		5.6		—		—
Total adjustments	12.0		11.7		0.3		—

Adjusted gross profit	$1,132.7	41.9%	$835.1	39.1%	$297.6	52.5%	$—

Operating income (expense)	$256.3	9.5%	$250.0	11.7%	$107.5	19.0%	$(101.2)
Adjustments:
Restructuring costs (1)	23.6		10.2		8.5		4.9
Customer-related charges (3)	21.2		20.9		—		0.3
Supply chain transition costs (2)	6.5		6.5		—		—
Total adjustments	51.3		37.6		8.5		5.2

Adjusted operating income (expense)	$307.6	11.4%	$287.6	13.5%	$116.0	20.5%	$(96.0)

(1)
In 2018, we recorded $24.9 million of restructuring costs, which included $1.3 million of other expense, net. These costs included $11.5 million of charges related to the operational alignment of a joint venture that was wholly owned in the North America business segment, which included $6.1 million in cost of sales and $1.3 million of other expense, net. Restructuring costs also included $8.5 million of expenses in the International business segment related to International simplification efforts, which included $0.3 million in cost of sales. Corporate recorded $4.9 million of professional fees related to restructuring activities.

(2)
In 2018, we recorded $7.3 million of supply chain transition costs which represent charges incurred to consolidate certain manufacturing and distribution facilities, including $5.6 million in cost of sales and $0.8 million of other expense.

(3)
In the fourth quarter of 2018, we recorded $21.2 million of customer-related charges in connection with the bankruptcy of iMS to fully reserve trade receivables and other assets associated with this account.

EBITDA, Adjusted EBITDA, Consolidated Indebtedness Less Netted Cash and Free Cash Flow

The following reconciliations are provided below:

•	Net income to EBITDA and adjusted EBITDA

•	Ratio of consolidated indebtedness less netted cash to adjusted EBITDA

•	Total debt, net to consolidated indebtedness less netted cash

•	Net cash provided by operating activities to free cash flow

We believe that presenting these non-GAAP measures provides investors with useful information with respect to our operating performance, cash flow generation and comparisons from period to period, as well as general information about our progress in reducing our leverage. The following table sets forth the reconciliation of our reported net income to the calculations of EBITDA and adjusted EBITDA for the years ended December 31, 2019 and 2018:

	Year Ended
(in millions)	December 31, 2019	December 31, 2018
Net income	$189.5	$100.5
Interest expense, net	85.7	92.3
Income tax provision	74.7	49.6
Depreciation and amortization	118.5	113.7
EBITDA	$468.4	$356.1
Adjustments:
Loss from discontinued operations, net of tax (1)	1.4	17.8
Customer-related charges (2)	29.8	21.2
Charitable stock donation (3)	8.9	—
Acquisition-related costs and other (4)	6.1	—
Credit facility amendment (5)	0.7	—
Other income (6)	(7.2)	—
Restructuring costs (7)	—	22.3
Supply chain transition costs (8)	—	7.3
Adjusted EBITDA	$508.1	$424.7

Consolidated indebtedness less netted cash	$1,483.6	$1,644.6

Ratio of consolidated indebtedness less netted cash to adjusted EBITDA	2.92 times	3.87 times

(1)
Certain subsidiaries in the International business segment are accounted for as discontinued operations and have been designated as unrestricted subsidiaries in the 2019 Credit Agreement. Therefore, these subsidiaries are excluded from our adjusted financial measures for covenant compliance purposes.

(2)
In the fourth quarter of 2019, we recorded $29.8 million of customer-related charges in connection with the bankruptcy of Mattress PAL and resulting significant liquidity issues of Mattress PAL's affiliates to fully reserve trade receivables and other assets associated with this account. In the fourth quarter of 2018, we recorded $21.2 million of customer-related charges in connection with the bankruptcy of iMS to fully reserve trade receivables and other assets associated with this account.

(3)	In the fourth quarter of 2019, we recorded an $8.9 million charge related to the donation of common stock at fair market value to certain public charities.
(4)
In the first half of 2019, we recorded $6.1 million of acquisition-related and other costs, primarily related to post acquisition restructuring charges and professional fees incurred in connection with the acquisition of substantially all of the net assets of iMS by an affiliate of ours.

(5)	In the fourth quarter of 2019, we incurred $0.7 million of professional fees in connection with the amendment of the senior secured credit facility.
(6)	In the first quarter of 2019, we recorded $7.2 million of other income related to the sale of our interest in a subsidiary of the Asia-Pacific joint venture.
(7)
In 2018, we recorded $24.9 million of restructuring costs, including $2.6 million of depreciation expense and $1.3 million of other expense, net. These costs included $11.5 million of charges related to the operational alignment of a joint venture that was wholly owned in the North America business segment, which included $6.1 million in cost of sales and $1.3 million of other expense, net. Restructuring costs also included $8.5 million of expenses in the International business segment related to International simplification efforts, which included $0.3 million in cost of sales. Corporate recorded $4.9 million of professional fees related to restructuring activities.

(8)
In 2018, we recorded $7.3 million of supply chain transition costs which represent charges incurred to consolidate certain manufacturing and distribution facilities, including $5.6 million in cost of sales and $0.8 million of other expense.

On October 16, 2019, we entered into the 2019 Credit Agreement with a syndicate of banks. Under the 2019 Credit Agreement, the definition of adjusted EBITDA contains certain restrictions that limit adjustments to net income when calculating adjusted EBITDA. For the year ended December 31, 2019, our adjustments to net income when calculating adjusted EBITDA did not exceed the allowable amount under the 2019 Credit Agreement.

The ratio of adjusted EBITDA under the 2019 Credit Agreement to consolidated indebtedness less netted cash was 2.92 times for the trailing twelve months ended December 31, 2019. The 2019 Credit Agreement requires us to maintain a ratio of consolidated indebtedness less netted cash to adjusted EBITDA of less than 5.00:1.00 times.

The following table sets forth the reconciliation of our reported total debt to the calculation of consolidated indebtedness less netted cash as of December 31, 2019 and 2018. "Consolidated Indebtedness" and "Netted Cash" are terms used in the 2019 Credit Agreement for purposes of certain financial covenants.

(in millions)	December 31, 2019	December 31, 2018
Total debt, net	$1,540.0	$1,646.2
Plus: Deferred financing costs (1)	7.0	7.6
Consolidated indebtedness	1,547.0	1,653.8
Less: Netted cash (2)	63.4	32.9
Consolidated indebtedness less netted cash	$1,483.6	$1,644.6

(1)
We present deferred financing costs as a direct reduction from the carrying amount of the related debt in the Consolidated Balance Sheets. For purposes of determining total debt for financial covenant purposes, we added these costs back to total debt, net as calculated per the Consolidated Balance Sheets.

(2)	Netted cash includes cash and cash equivalents for domestic and foreign subsidiaries designated as restricted subsidiaries in the 2019 Credit Agreement.

The following table sets forth the reconciliation of our net cash from operating activities to free cash flow for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(in millions)	2019	2018
Net cash provided by operating activities	$314.8	$207.5
Subtract: Purchases of property, plant and equipment	88.2	73.6
Free cash flow	$226.6	$133.9

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

The credit environment in which our customers operate has been relatively stable over the past few years. Historically, less than 1.0% of net sales ultimately prove to be uncollectible. However, there have been signs of deterioration in the U.S. retail sector. Total bad debt expense was $29.3 million in 2019, $31.3 million in 2018 and $9.8 million in 2017.

We regularly review the adequacy of our allowance for doubtful accounts based on the latest information available and accrue losses from uncollectible receivables when such losses can reasonably be estimated. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Consolidated Balance Sheets was $71.9 million and $47.6 million as of December 31, 2019 and 2018, respectively. If circumstances change, for example, due to the occurrence of higher-than-expected defaults or a significant adverse change in a major customer’s ability to meet our financial obligations, estimates of the recoverability of receivable amounts due could be reduced.

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

On January 1, 2020, we adopted Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires entities to estimate expected lifetime credit losses on financial assets and provide expanded disclosures. The ASU replaced the incurred loss impairment methodology with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of the standard did not have a significant impact on our financial statements or our critical accounting policies.

Income Taxes. Accounting for income taxes requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities.

We recognize deferred tax assets in our Consolidated Balance Sheets, and these deferred tax assets typically represent items deducted currently from operating income in the financial statements that will be deducted in future periods in tax returns. A valuation allowance is recorded against certain deferred tax assets to reduce the consolidated deferred tax asset to an amount that will, more likely than not, be realized in future periods. At December 31, 2019 the valuation allowance of $30.0 million was primarily related to certain tax attributes and various foreign jurisdictions. The valuation allowance is based, in part, on our estimate of future taxable income, the expected utilization of foreign and state tax loss carryforwards, and credits and the expiration dates of such tax loss carryforwards.

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2019, our estimated gross unrecognized tax benefits were $104.5 million of which $96.8 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

We have been involved in a dispute with SKAT regarding the Danish Tax Matter for tax years 2001 through current. The royalty is paid by the U.S. subsidiary for the right to utilize certain intangible assets owned by the Danish subsidiary in the U.S. production process.

During 2018, we negotiated a settlement with SKAT for the tax years 2001 through 2011 (the “Settlement Years”). In addition, we have entered into the APA Program for the tax years 2012 through 2022 in which the IRS, on our behalf, will negotiate directly with SKAT the royalty to be paid by the U.S. subsidiary to the Danish Subsidiary. We maintain an uncertain income tax liability for both the Settlement Years and for the tax years 2012 through 2019 that are included in the APA Program. If we are required to further increase the uncertain tax liability for either or both periods based on a change in facts and circumstances, it could have a material impact on our reported earnings. Further, if the IRS and SKAT are unable to reach a mutually acceptable agreement with respect to the tax years included in the APA Program, we could be required to make a significant payment to SKAT for Danish tax related to such years, which could have a material adverse effect on our results of operations and liquidity.

Our liability for the Danish Tax Matter uncertain tax position is derived using a cumulative probability analysis with possible outcomes based on an evaluation of the facts and circumstances and applying the technical requirements applicable to U.S., Danish, and the international transfer pricing standards, taking into account both the U.S. and Danish income tax implications of such outcomes. For a description of these matters and additional information please refer to Note 15, "Income Taxes," to the accompanying Consolidated Financial Statements.

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

We have not made any material changes in our reporting units or the accounting methodology we use to assess impairment loss on goodwill and indefinite-lived intangible assets.

The most recent annual impairment tests performed as of October 1, 2019 indicated that the fair values of each of our reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. Despite that excess, however, impairment charges could still be required if a divestiture decision were made or other significant economic event were made or occurred with respect to one of our reporting units. Subsequent to our October 1, 2019 annual impairment test, no indications of impairment were identified.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exposures

We manage a portion of our exposure in foreign currency transactions through the use of foreign exchange forward contracts. Refer to Note 1(f), "Derivative Financial Instruments," to the accompanying Consolidated Financial Statements for a summary of our foreign exchange forward contracts as of December 31, 2019.

As a result of our global operations, our earnings are exposed to changes in foreign currency exchange rates. Many of our foreign businesses operate in functional currencies other than the U.S. dollar. As the U.S. dollar strengthens relative to the Euro or other foreign currencies where we have operations, there will be a negative impact on our operating results upon translation of those foreign operating results into the U.S. dollar. Foreign currency exchange rate changes negatively impacted our adjusted EBITDA, which is a non-GAAP financial measure, by approximately 1.1% in the year ended December 31, 2019. We do not hedge the translation of foreign currency operating results into the U.S. dollar.

We hedge a portion of our currency exchange exposure relating to foreign currency transactions with foreign exchange forward contracts. A sensitivity analysis indicates the potential loss in fair value on foreign exchange forward contracts outstanding at December 31, 2019, resulting from a hypothetical 10.0% adverse change in all foreign currency exchange rates against the U.S. dollar, is approximately $9.1 million. Such losses would be largely offset by gains from the revaluation or settlement of the underlying assets and liabilities that are being protected by the foreign exchange forward contracts.

In the fourth quarter of 2018, we converted $75 million of our 5.50% fixed-rate USD-denominated 2026 Senior Notes, including the semi-annual interest payments thereunder, to fixed-rate DKK denominated debt at an average rate of 2.131%. During January 2019, we converted an additional $25 million of our 5.50% fixed-rate USD-denominated 2026 Senior Notes, including the semi-annual interest payments thereunder, to fixed-rate DKK denominated debt at an average rate of 2.316%. We have designated these cross currency swap agreements as qualifying hedging instruments and are accounting for these as net investment hedges.

Effective June 30, 2018, we determined that the economy in Argentina is highly inflationary. Beginning July 1, 2018, the U.S. Dollar is the functional currency for our subsidiaries in Argentina. Remeasurement adjustments in a highly inflationary economy and other transactional gains and losses are reflected in net earnings and were not material for the year ended December 31, 2019. These subsidiaries are included in loss from discontinued operations, net of tax, on our Consolidated Statements of Income and are not material as of December 31, 2019.

Interest Rate Risk

On December 31, 2019, we had variable-rate debt of $432.9 million. Holding other variables constant, including levels of indebtedness, a one hundred basis point increase in interest rates on our variable-rate debt would cause an estimated reduction in income before income taxes of $4.3 million. We continue to evaluate the interest rate environment and look for opportunities to improve our debt structure and minimize our interest rate risk and expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tempur Sealy International, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tempur Sealy International, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 21, 2020, expressed an unqualified opinion thereon.

Adoption of Accounting Standards

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 and changed its method of accounting for leases in 2019.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Danish Tax Matter Uncertain Tax Position

Description of the Matter
As described in Note 15 to the consolidated financial statements, the Company’s liability for the Danish Tax Matter uncertain tax position, including interest and penalties, was approximately $166.7 million as of December 31, 2019. The Company’s liability for the Danish Tax Matter uncertain tax position is derived using the cumulative probability analysis with possible outcomes based on an evaluation of the facts and circumstances and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standards, taking into account both the U.S. and Danish income tax implications of such outcomes.

Auditing the measurement of the liability for the Danish Tax Matter uncertain tax position was complex and highly judgmental due to the significant judgment to measure the largest amount of benefit that is more likely than not to be realized upon ultimate settlement.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to measure the liability for the Danish Tax Matter uncertain tax position. For example, we tested management’s review of inputs and calculations of the liability for the Danish Tax Matter uncertain tax position.

To test the Company’s measurement of the liability for the Danish Tax Matter uncertain tax position, we involved our tax professionals to evaluate the pricing conclusions reached by the Company. For example, we compared the transfer pricing methodology utilized by management to alternative methodologies. We also reviewed the Company’s correspondence with the relevant tax authorities and any third-party professional and legal advice obtained by the Company. In addition, we used our knowledge of international, domestic and local income tax laws, as well as settlement activity from the relevant income tax authorities, to evaluate the Company’s measurement of the liability for the Danish Tax Matter uncertain tax position.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Louisville, Kentucky
February 21, 2020

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per common share amounts)

	Year Ended December 31,
	2019	2018	2017
Net sales	$3,106.0	$2,702.9	$2,700.6
Cost of sales	1,763.8	1,582.2	1,579.6
Gross profit	1,342.2	1,120.7	1,121.0
Selling and marketing expenses	666.3	587.8	586.1
General, administrative and other expenses	315.3	273.0	261.4
Customer-related charges	29.8	21.2	14.4
Equity income in earnings of unconsolidated affiliates	(15.9)	(17.6)	(15.6)
Royalty income, net of royalty expense	—	—	(20.8)
Operating income	346.7	256.3	295.5

Other expense, net:
Interest expense, net	85.7	92.3	87.3
Other income, net	(4.5)	(1.0)	(7.2)
Total other expense, net	81.2	91.3	80.1

Income from continuing operations before income taxes	265.5	165.0	215.4
Income tax provision	(74.7)	(49.6)	(43.8)
Income from continuing operations	190.8	115.4	171.6
Loss from discontinued operations, net of tax	(1.4)	(17.8)	(30.9)
Net income before non-controlling interests	189.4	97.6	140.7
Less: Net loss attributable to non-controlling interests	(0.1)	(2.9)	(10.7)
Net income attributable to Tempur Sealy International, Inc.	$189.5	$100.5	$151.4

Earnings per common share:

Basic
Earnings per share for continuing operations	$3.50	$2.17	$3.37
Loss per share for discontinued operations	(0.02)	(0.32)	(0.57)
Earnings per share	$3.48	$1.85	$2.80

Diluted
Earnings per share for continuing operations	$3.45	$2.15	$3.33
Loss per share for discontinued operations	(0.03)	(0.33)	(0.56)
Earnings per share	$3.42	$1.82	$2.77

Weighted average common shares outstanding:
Basic	54.5	54.4	54.0
Diluted	55.4	55.1	54.7

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income before non-controlling interests	$189.4	$97.6	$140.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9.5	(18.9)	29.1
Net change in pension benefits, net of tax	(1.9)	(0.9)	(0.5)
Unrealized loss on cash flow hedging derivatives, net of tax	—	—	(0.6)
Other comprehensive income (loss), net of tax	7.6	(19.8)	28.0
Comprehensive income	197.0	77.8	168.7
Less: Comprehensive loss attributable to non-controlling interests	(0.1)	(2.9)	(10.7)
Comprehensive income attributable to Tempur Sealy International, Inc.	$197.1	$80.7	$179.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2019	December 31, 2018
ASSETS

Current Assets:
Cash and cash equivalents	$64.9	$45.8
Accounts receivable, net	372.0	321.5
Inventories	260.5	222.3
Prepaid expenses and other current assets	202.8	215.8
Total Current Assets	900.2	805.4
Property, plant and equipment, net	435.8	420.8
Goodwill	732.3	723.0
Other intangible assets, net	641.4	649.3
Operating lease right-of-use assets	245.4	—
Deferred income taxes	14.1	22.6
Other non-current assets	92.6	94.3
Total Assets	$3,061.8	$2,715.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$251.7	$253.0
Accrued expenses and other current liabilities	473.2	359.2
Income taxes payable	11.0	9.7
Current portion of long-term debt	37.4	47.1
Total Current Liabilities	773.3	669.0
Long-term debt, net	1,502.6	1,599.1
Long-term operating lease obligations	205.4	—
Deferred income taxes	102.1	117.5
Other non-current liabilities	118.0	112.3
Total Liabilities	2,701.4	2,497.9

Stockholders' Equity:
Common stock, $0.01 par value, 300.0 million shares authorized; 99.2 million shares issued as of December 31, 2019 and 2018	1.0	1.0
Additional paid in capital	575.7	532.1
Retained earnings	1,703.3	1,513.8
Accumulated other comprehensive loss	(87.7)	(95.3)
Treasury stock at cost; 45.4 million and 44.7 million shares as of December 31, 2019 and 2018, respectively	(1,832.8)	(1,737.0)
Total stockholders' equity, net of non-controlling interest in subsidiaries	359.5	214.6
Non-controlling interest in subsidiaries	0.9	2.9
Total Stockholders' Equity	360.4	217.5
Total Liabilities and Stockholders' Equity	$3,061.8	$2,715.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

		Tempur Sealy International, Inc. Stockholders' Equity
	Redeemable Non-controlling Interest	Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest in Subsidiaries	Total Stockholders' Equity (Deficit)
		Shares Issued	At Par	Shares Issued	At Cost	Additional Paid in Capital	Retained Earnings
Balance, December 31, 2016	$7.6	99.2	$1.0	44.8	$(1,700.0)	$492.8	$1,264.8	$(103.5)	$3.0	$(41.9)
Net income							151.4			151.4
Net loss attributable to non-controlling interests	(5.4)								(5.3)	(5.3)
Acquisition of non-controlling interest in subsidiary						(3.2)			2.3	(0.9)
Adjustment to pension liability, net of tax of $(0.3)								(0.5)		(0.5)
Derivative instruments accounted for as hedges, net of tax of $(0.1)								(0.6)		(0.6)
Foreign currency adjustments								29.1		29.1
Exercise of stock options				(0.3)	4.5	8.3				12.8
Issuances of PRSUs, RSUs, and DSUs				(0.2)	3.2	(3.2)				—
Treasury stock repurchased				0.6	(40.1)					(40.1)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.1	(4.8)					(4.8)
Amortization of unearned stock-based compensation						13.3				13.3
Balance, December 31, 2017	$2.2	99.2	$1.0	45.0	$(1,737.2)	$508.0	$1,416.2	$(75.5)	$—	$112.5
Adoption of accounting standards effective January 1, 2018							(2.9)	$(0.5)		(3.4)
Net income							100.5			100.5
Net loss attributable to non-controlling interests	(2.7)								(0.2)	(0.2)
Acquisition of non-controlling interest in subsidiary									3.1	3.1
Adjustment to pension liability, net of tax of $(0.1)								(0.4)		(0.4)
Foreign currency adjustments								(18.9)		(18.9)
Exercise of stock options				(0.2)	2.1	2.5				4.6
Issuances of PRSUs, RSUs, and DSUs				(0.2)	2.7	(2.7)				—
Treasury stock repurchased - PRSU/RSU/DSU releases				0.1	(4.6)					(4.6)
Amortization of unearned stock-based compensation						24.8				24.8
Acquisition of non-controlling interest	0.5					(0.5)				(0.5)
Balance, December 31, 2018	$—	99.2	$1.0	44.7	$(1,737.0)	$532.1	$1,513.8	$(95.3)	$2.9	$217.5
Net income							189.5			189.5
Net loss attributable to non-controlling interests									(0.1)	(0.1)
Repurchase of interest in subsidiary									(1.9)	(1.9)
Adjustment to pension liability, net of tax of $(0.7)								(1.9)		(1.9)
Foreign currency adjustments								9.5		9.5
Exercise of stock options				(0.3)	4.8	13.0				17.8
Issuances of PRSUs, RSUs, and DSUs				(0.3)	3.7	(3.7)				—
Treasury stock repurchased				1.3	(102.3)					(102.3)
Treasury stock repurchased - PRSU/RSU/DSU releases				0.1	(3.4)					(3.4)
Amortization of unearned stock-based compensation						26.8				26.8
Charitable stock donation				(0.1)	1.4	7.5				8.9
Balance, December 31, 2019	$—	99.2	$1.0	45.4	$(1,832.8)	$575.7	$1,703.3	$(87.7)	$0.9	$360.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net income before non-controlling interests	$189.4	$97.6	$140.7
Loss from discontinued operations, net of tax	1.4	17.8	30.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.7	87.1	80.7
Amortization of stock-based compensation	26.8	24.8	13.3
Amortization of deferred financing costs	2.4	2.3	2.2
Bad debt expense	29.3	31.3	9.8
Charitable stock donation	8.9	—	—
Deferred income taxes	(7.1)	6.0	(61.1)
Dividends received from unconsolidated affiliates	13.4	14.8	11.3
Equity income in earnings of unconsolidated affiliates	(15.9)	(17.6)	(15.6)
Loss on sale of assets	1.0	3.3	2.2
Foreign currency adjustments and other	(5.2)	(2.1)	(2.9)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(76.0)	(46.3)	21.0
Inventories	(28.2)	(44.6)	16.3
Prepaid expenses and other assets	11.3	(14.4)	(15.2)
Operating leases, net	8.6	—	—
Accounts payable	(4.8)	28.7	3.8
Accrued expenses and other liabilities	67.3	43.2	(4.9)
Income taxes, net	2.5	(24.4)	24.0
Net cash provided by operating activities from continuing operations	314.8	207.5	256.5

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of property, plant and equipment	(88.2)	(73.6)	(66.6)
Acquisitions, net of cash acquired	(17.1)	—	—
Other	15.1	2.4	0.9
Net cash used in investing activities from continuing operations	(90.2)	(71.2)	(65.7)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from borrowings under long-term debt obligations	1,242.8	1,094.9	1,332.9
Repayments of borrowings under long-term debt obligations	(1,347.1)	(1,195.8)	(1,471.5)
Proceeds from exercise of stock options	17.8	4.6	12.8
Treasury stock repurchased	(105.7)	(4.6)	(44.9)
Payment of deferred financing costs	(3.2)	—	(0.5)
Repayments of finance lease obligations and other	(7.8)	(6.1)	(4.0)
Net cash used in financing activities from continuing operations	(203.2)	(107.0)	(175.2)

Net cash provided by continuing operations	21.4	29.3	15.6

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows	(2.0)	(24.4)	(33.6)
Investing cash flows	—	2.1	3.6
Financing cash flows	—	—	—
Net cash used in discontinued operations	(2.0)	(22.3)	(30.0)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(0.3)	(3.1)	(9.4)
Increase (decrease) in cash and cash equivalents	19.1	3.9	(23.8)
CASH AND CASH EQUIVALENTS, beginning of period	45.8	41.9	65.7
CASH AND CASH EQUIVALENTS, end of period	64.9	45.8	41.9
LESS: CASH AND CASH EQUIVALENTS OF DISCONTINUED OPERATIONS	—	—	0.8
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS	$64.9	$45.8	$41.1

Supplemental cash flow information:
Cash paid during the period for:
Interest	$89.0	$91.8	$86.6
Income taxes, net of refunds	$73.8	$32.5	$79.8
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

Leases. Effective January 1, 2019, the Company adopted Accounting Standards Codification 842, Leases ("ASC 842"). ASC 842 consists of a comprehensive lease accounting standard requiring most leases to be recognized on the Consolidated Balance Sheet and significant new disclosures. The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed it to carry forward the historical lease classification.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. Leases with a lease term of 12 months or less at inception are not recorded within the Consolidated Balance Sheet and are expensed on a straight-line basis over the lease term within the Consolidated Statement of Income. The lease term is determined by assuming the exercise of renewal options that are reasonably certain. As most leases do not provide an implicit interest rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. When contracts contain lease and non-lease components, the Company generally accounts for both components as a single lease component.

The adoption of ASC 842 resulted in the recognition of right-of-use assets, net of prepaid lease payments and lease incentives, of $197.2 million and operating lease liabilities of $203.3 million as of January 1, 2019. Results for reporting periods beginning prior to January 1, 2019 continue to be reported in accordance with our historical accounting treatment. The adoption of ASC 842 did not have a material impact on the Company's results of operations, cash flows or debt covenants. For additional information, see Note 9, "Leases" of the Consolidated Financial Statements.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company records derivative financial instruments on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. Changes in a derivative's fair value (i.e. unrealized gains or losses) are recorded each period in earnings unless the derivative qualifies as a hedge on future cash flows or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item, or deferred and recorded in the stockholders’ equity section of the Consolidated Balance Sheets as a component of AOCL and subsequently recognized in the Consolidated Statements of Comprehensive Income when the hedged item affects net income. The ineffective portion of the change in fair value of a hedge is recognized in income immediately.

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

The forward exchange contract assets and liabilities as of December 31, 2019 and 2018 were not material in any period presented.

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

(h) Inventories. Inventories are stated at the lower of cost and net realizable value, determined by the first-in, first-out method and consist of the following:

	December 31,
(in millions)	2019	2018
Finished goods	$157.4	$148.9
Work-in-process	10.8	11.8
Raw materials and supplies	92.3	61.6
	$260.5	$222.3

     (i) Property, Plant and Equipment. Property, plant and equipment are carried at cost at acquisition date and are depreciated using the straight-line method over their estimated useful lives as follows:

Estimated Useful Lives (in years)
Buildings	25-30
Computer equipment and software	3-7
Leasehold improvements	4-7
Machinery and equipment	3-7
Office furniture and fixtures	5-7

The Company records depreciation and amortization in cost of sales for long-lived assets used in the manufacturing process, and within each line item of operating expenses for all other long-lived assets. Leasehold improvements are amortized over the shorter of the life of the lease or seven years. Assets under finance leases are included within property, plant and equipment and represent non-cash investing activities.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property, plant and equipment, net consisted of the following:

	December 31,
(in millions)	2019	2018
Machinery and equipment	$350.7	$319.3
Land and buildings	317.8	328.5
Computer equipment and software	155.2	142.2
Furniture and fixtures	52.5	50.4
Construction in progress	65.0	52.4
Total property, plant, and equipment	941.2	892.8
Accumulated depreciation	(505.4)	(472.0)
Total property, plant and equipment, net	$435.8	$420.8

Depreciation expense, which includes depreciation expense for finance and capital lease assets, for the Company was $73.8 million, $71.8 million and $64.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(j) Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. If estimated future undiscounted net cash flows are less than the carrying amount of the asset or group of assets, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value. Fair value generally is determined from estimated discounted future net cash flows (for assets held for use) or net realizable value (for assets held for sale). The Company did not identify any impairments for the years ended December 31, 2019, 2018 and 2017.

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

The Company performed its annual impairment test of goodwill and indefinite-lived intangible assets in 2019, 2018 and 2017, none of which resulted in the recognition of impairment charges. The most recent annual impairment tests performed as of October 1, 2019, indicated that the fair values of each of the Company's reporting units and indefinite-lived intangible assets were substantially in excess of their carrying values. For further information on goodwill and other intangible assets, refer to Note 6, “Goodwill and Other Intangible Assets.”

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

The Company had the following activity for accrued sales returns from December 31, 2017 to December 31, 2019:

(in millions)
Balance as of December 31, 2017	$30.0
Reclassification and remeasurement of sales return asset under Topic 606	1.7
Balance as of January 1, 2018	31.7
Amounts accrued	83.8
Returns charged to accrual	(81.2)
Balance as of December 31, 2018	34.3
Amounts accrued	112.4
Returns charged to accrual	(107.4)
Balance as of December 31, 2019	$39.3

As of December 31, 2019 and 2018, $26.2 million and $22.0 million of accrued sales returns is included as a component of accrued expenses and other current liabilities and $13.1 million and $12.3 million of accrued sales returns is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

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

The Company had the following activity for its accrued warranty expense from December 31, 2017 to December 31, 2019:

(in millions)
Balance as of December 31, 2017	$36.7
Remeasurement of obligations under Topic 606	2.8
Balance as of January 1, 2018	39.5
Amounts accrued	21.9
Warranties charged to accrual	(25.0)
Balance as of December 31, 2018	36.4
Amounts accrued	29.4
Warranties charged to accrual	(24.2)
Balance as of December 31, 2019	$41.6

As of December 31, 2019 and 2018, $19.4 million and $14.9 million of accrued warranty expense is included as a component of accrued expenses and other current liabilities and $22.2 million and $21.5 million of accrued warranty expense is included in other non-current liabilities on the Company’s accompanying Consolidated Balance Sheets, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(n) Allowance for Doubtful Accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts. The Company determines the allowance for doubtful accounts based on historical write-off experience and current economic conditions and also considers factors such as customer credit, past transaction history with the customer and changes in customer payment terms when determining whether the collection of a customer receivable is reasonably assured. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts included in accounts receivable, net in the accompanying Consolidated Balance Sheets was $71.9 million and $47.6 million as of December 31, 2019 and 2018, respectively.

 (o) Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are also recognized for the estimated future effects of tax loss carry forwards. The effect of changes in tax rates on deferred taxes is recognized in the period in which the enactment dates change. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. The Company accounts for uncertain foreign and domestic tax positions utilizing a proscribed recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

(p) Cost of Sales. Costs associated with net sales are recorded in cost of sales. Cost of sales includes the costs of receiving, producing, inspecting, warehousing, insuring, and shipping goods during the period, as well as depreciation and amortization of long-lived assets used in these processes. Cost of sales also includes shipping and handling costs associated with the delivery of goods to customers and costs associated with internal transfers between plant locations. Amounts included in cost of sales for shipping and handling were $192.5 million, $169.1 million and $155.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, cost of sales for 2019 and 2018 include royalties that the Company pays to other entities for the use of their names on products produced by the Company. Prior to the adoption of Topic 606 as of January 1, 2018, royalty income, net of royalty expense was an operating expense line item presented separately on the Company's Consolidated Statements of Income. For additional information, please refer to Note 4, “Revenue Recognition.” Royalty expense is not material to the Company's Consolidated Statements of Income.

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

(r) Advertising Costs. The Company expenses advertising costs as incurred except for production costs and advance payments, which are deferred and expensed when advertisements run for the first time. Direct response advance payments are deferred and amortized over the life of the program. Advertising costs are included in selling and marketing expenses in the accompanying Consolidated Statements of Income. Advertising costs charged to expense were $280.5 million, $259.3 million and $283.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Advertising costs include expenditures for shared advertising costs that the Company reimburses to customers under its integrated and cooperative advertising programs. Cooperative advertising costs paid to customers are recorded as a component of selling and marketing expenses within the Consolidated Statements of Income to the extent the fair value of the distinct good or service can reasonably be estimated. The Company periodically assesses the liabilities recorded for cooperative advertising based on actual sales and claims to determine whether all of the cooperative advertising earned will be used by the customer. Advertising costs deferred and included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets were $3.6 million and $8.5 million as of December 31, 2019 and 2018, respectively.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(s) Research and Development Expenses. Research and development expenses for new products are expensed as they are incurred and are included in general, administrative and other expenses in the accompanying Consolidated Statements of Income. Research and development costs charged to expense were $23.0 million, $21.9 million and $21.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(t) Stock-based Compensation. The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for equity instruments of the Company. Stock-based compensation cost for restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and deferred stock units (“DSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair value as calculated by the Black-Scholes option-pricing model. The Company recognizes stock-based compensation cost as expense for awards other than its PRSUs ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost associated with its PRSUs over the requisite service period if it is probable that the performance conditions will be satisfied. The Company recognizes forfeitures of awards as they occur. Further information regarding stock-based compensation can be found in Note 13, “Stock-based Compensation.”

(u) Treasury Stock. Subject to Delaware law, and the limitations in the 2019 Credit Agreement (as defined in Note 8, "Debt") and the Company's other debt agreements, the Board of Directors may authorize share repurchases of the Company’s common stock. Purchases made pursuant to these authorizations may be carried out through open market transactions, negotiated purchases or otherwise, at times and in such amounts as the Company deems appropriate. Shares repurchased under such authorizations are held in treasury for general corporate purposes, including issuances under various employee stock-based award plans. On February 1, 2016, the Board of Directors authorized a share repurchase program pursuant to which the Company was permitted to repurchase shares of Tempur Sealy International's common stock. The Board of Directors authorized an increase in the amount of shares available for repurchase under this program in February 2020. Treasury stock is accounted for under the cost method and reported as a reduction of stockholders’ equity. The authority provided under the share repurchase program may be suspended, limited or terminated at any time without notice. Please refer to Note 11, "Stockholders' Equity", for additional information.

(v) Pension Obligations. The Company has a noncontributory, defined benefit pension plan covering current and former hourly employees at two of its active Sealy plants and ten previously-closed Sealy U.S. facilities. Sealy Canada, Ltd. (a 100.0% owned subsidiary of the Company) also sponsors a noncontributory, defined benefit pension plan covering hourly employees at one of its facilities. Both plans provide retirement and survivorship benefits based on the employees' credited years of service. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at December 31, the measurement date. The benefit obligation is the projected benefit obligation (“PBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.

(2) Recently Issued Accounting Pronouncements

Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which requires entities to estimate expected lifetime credit losses on financial assets and provide expanded disclosures. The ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.
The Company adopted the new credit losses standard effective January 1, 2020 using the modified retrospective approach. The Company recognized a cumulative effect of initially applying the new standard as a decrease to the opening balance of retained earnings, which was not material to the Company's Consolidated Financial Statements.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) Discontinued Operations

The Company sold its operations in the Latin American region in 2018. The operating results from these divested businesses and subsequent adjustments related to ongoing assessments and activities of certain retained liabilities and tax items are reflected within discontinued operations for all periods presented.

Components of amounts reflected in the Consolidated Statements of Income related to discontinued operations are presented in the following table for the years ended December 31.

	Twelve Months Ended
	December 31,
	2019	2018	2017
Net sales	$—	$31.1	$53.8
Cost of sales	—	23.0	34.1
Gross profit	—	8.1	19.7
Selling and marketing expenses	0.1	12.4	15.2
General, administrative and other expenses	2.6	6.8	11.6
Operating loss	(2.7)	(11.1)	(7.1)

Interest (income) expense, net and other	(1.5)	7.7	19.9
Loss from discontinued operations before income taxes	(1.2)	(18.8)	(27.0)

Income tax provision	(0.2)	—	(3.9)
Loss generated from discontinued operations, net of tax	(1.4)	(18.8)	(30.9)
Gain on disposal of business	—	1.0	—
Loss from discontinued operations, net of tax	$(1.4)	$(17.8)	$(30.9)

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) Revenue Recognition

Disaggregation of Revenue
The following table presents the Company's disaggregated revenue by channel, product and geographical region, including a reconciliation of disaggregated revenue by segment, for the years ended December 31.

	Twelve Months Ended December 31, 2019			Twelve Months Ended December 31, 2018
(in millions)	North America	International	Consolidated	North America	International	Consolidated
Channel
Wholesale	$2,273.5	$443.6	$2,717.1	$1,989.1	$463.0	$2,452.1
Direct	259.8	129.1	388.9	147.1	103.7	250.8
Net sales	$2,533.3	$572.7	$3,106.0	$2,136.2	$566.7	$2,702.9

	North America	International	Consolidated	North America	International	Consolidated
Product
Bedding	$2,379.6	$455.7	$2,835.3	$2,002.1	$453.2	$2,455.3
Other	153.7	117.0	270.7	134.1	113.5	247.6
Net sales	$2,533.3	$572.7	$3,106.0	$2,136.2	$566.7	$2,702.9

	North America	International	Consolidated	North America	International	Consolidated
Geographical region
United States	$2,312.3	$—	$2,312.3	$1,928.9	$—	$1,928.9
Canada	221.0	—	221.0	207.3	—	207.3
International	—	572.7	572.7	—	566.7	566.7
Net sales	$2,533.3	$572.7	$3,106.0	$2,136.2	$566.7	$2,702.9

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

The Wholesale channel also includes income from royalties derived by licensing Sealy® and Stearns & Foster® brands, technology and trademarks to other manufacturers. The licenses include rights for the licensees to use trademarks as well as current proprietary or patented technology that the Company utilizes. The Company also provides its licensees with product specifications, research and development, statistical services and marketing programs. The Company recognizes royalty income based on the occurrence of sales of Sealy® and Stearns & Foster® branded products by various licensees. Royalty income was $22.6 million, $20.9 million and $20.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

In certain jurisdictions, the Company is subject to certain non-income taxes including, but not limited to, sales tax, value added tax, excise tax and other taxes. These taxes are excluded from the transaction price, and therefore, excluded from revenue. The Company has elected to account for shipping and handling activities as a fulfillment cost as permitted by Topic 606. Accordingly, the Company reflects all amounts billed to customers for shipping and handling in revenue and the costs of fulfillment in cost of sales. Amounts included in net sales for shipping and handling were $19.3 million, $13.6 million and $11.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(5) Acquisitions and Divestitures

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

The Company accounted for this transaction as a business combination. Total cash consideration was $13.2 million, less cash acquired of $5.1 million, resulting in a purchase price of $8.1 million. The final allocation of the purchase price is based on the fair values of the assets acquired and liabilities assumed as of April 1, 2019, which includes the following:

(in millions)
Working capital (accounts receivable and inventory, net of accounts payable and accrued liabilities)	$(1.4)
Property and equipment	5.0
Goodwill	2.4
Other intangible assets	2.1
Operating lease right-of-use assets	28.5
Long-term operating lease liabilities	(28.5)
Net purchase price	$8.1

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
Acquisition of Sherwood Bedding

On January 31, 2020, the Company acquired an 80% ownership interest in a newly formed limited liability company containing substantially all of the assets of the Sherwood Bedding business for a cash purchase price of approximately $40 million. The Company will account for this transaction as a business combination in 2020. The purchase price allocation will principally include working capital, property plant and equipment, and goodwill. Any excess of the purchase price over the fair value of the net assets acquired will be recorded as goodwill, which will be deductible for income tax purposes.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) Goodwill and Other Intangible Assets

The following summarizes the Company's goodwill by reportable segment:

(in millions)	North America	International	Consolidated
Balance as of December 31, 2017	$576.6	$156.1	$732.7
Foreign currency translation adjustments and other	(5.5)	(4.2)	(9.7)
Balance as of December 31, 2018	$571.1	$151.9	$723.0
Goodwill resulting from acquisitions	2.4	5.4	7.8
Foreign currency translation adjustments and other	3.1	(1.6)	1.5
Balance as of December 31, 2019	$576.6	$155.7	$732.3

The following table summarizes information relating to the Company’s other intangible assets, net:

($ in millions)		December 31, 2019			December 31, 2018
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Unamortized indefinite life intangible assets:
Trade names		$559.5	$—	$559.5	$556.5	$—	$556.5
Amortized intangible assets:
Contractual distributor relationships	15	85.5	38.7	46.8	84.7	32.7	52.0
Technology and other	4-10	91.1	68.7	22.4	90.2	61.1	29.1
Patents, other trademarks and other trade names	5-20	27.9	18.6	9.3	32.0	21.0	11.0
Customer databases, relationships and reacquired rights	2-5	30.9	27.5	3.4	21.3	20.6	0.7
Total		$794.9	$153.5	$641.4	$784.7	$135.4	$649.3

Amortization expense relating to intangible assets for the Company was $15.9 million, $15.3 million and $16.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is recorded in general, administrative and other expenses in the Company's Consolidated Statements of Income. No impairments of goodwill or other intangible assets have adjusted the gross carrying amount of these assets in any period.

Estimated annual amortization of intangible assets is expected to be as follows for the years ending December 31:

(in millions)
2020	$17.1
2021	15.9
2022	15.1
2023	8.3
2024	6.4
Thereafter	19.1
Total	$81.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) Unconsolidated Affiliate Companies

The Company has ownership interests in a group of Asia-Pacific joint ventures to develop markets for Sealy® branded products in those regions. The Company’s ownership interest in these joint ventures is 50.0% and is accounted for under the equity method. The Company’s investment of $22.5 million at December 31, 2019 and 2018, is recorded in other non-current assets in the accompanying Consolidated Balance Sheets. The Company’s share of earnings for the years ended December 31, 2019, 2018 and 2017 respectively, are recorded in equity income in earnings of unconsolidated affiliates in the accompanying Consolidated Statements of Income.

The tables below present summarized financial information for joint ventures as of and for the years ended December 31:

(in millions)	2019	2018
Current assets	$81.0	$81.8
Non-current assets	15.3	18.6
Total liabilities	55.4	59.0
Equity	40.9	41.4

(in millions)	2019	2018	2017
Net sales	$212.6	$220.5	$195.1
Gross profit	147.2	147.8	129.9
Income from operations	44.6	46.6	43.3
Net income	32.4	33.5	31.7

(8) Debt

Debt for the Company consists of the following:

(in millions)	December 31, 2019		December 31, 2018
Debt:	Amount	Rate	Amount	Rate	Maturity Date
2019 Credit Agreement:
Term A Facility	$425.0	(1)	$—	N/A	October 16, 2024
Revolver	—	(1)	—	N/A	October 16, 2024
2016 Credit Agreement:
Term A Facility	—	N/A	525.0	(2)
Revolver	—	N/A	—	(2)
2026 Senior Notes	600.0	5.500%	600.0	5.500%	June 15, 2026
2023 Senior Notes	450.0	5.625%	450.0	5.625%	October 15, 2023
Securitized debt	—	(3)	9.1	(3)	April 6, 2021
Finance lease obligations (4)	64.1		66.7		Various
Other	7.9		3.0		Various
Total debt	1,547.0		1,653.8
Less: Deferred financing costs	7.0		7.6
Total debt, net	1,540.0		1,646.2
Less: Current portion	37.4		47.1
Total long-term debt, net	$1,502.6		$1,599.1

(1)	Interest at LIBOR plus applicable margin of 1.625% as of December 31, 2019.
(2)	Interest at LIBOR plus applicable margin of 2.00% as of December 31, 2018.
(3)	Interest at one month LIBOR index plus 80 basis points.
(4)	Finance lease obligations are a non-cash financing activity. Refer to Note 9, "Leases."

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2019 Credit Agreement

On October 16, 2019, the Company entered into the 2019 Credit Agreement with a syndicate of banks. The 2019 Credit Agreement replaced the Company's 2016 Credit Agreement. The 2019 Credit Agreement provides for a $425.0 million revolving credit facility, a $425.0 million term loan facility, and an incremental facility in an aggregate amount of up to $550.0 million plus the amount of certain prepayments plus an additional unlimited amount subject to compliance with a maximum consolidated secured leverage ratio test. The 2019 Credit Agreement has a $60.0 million sub-facility for the issuance of letters of credit. Total availability under the revolving facility was $402.8 million, after giving effect to letters of credit outstanding of $22.2 million, as of December 31, 2019.

Borrowings under the 2019 Credit Agreement will generally bear interest, at the election of Tempur Sealy International and the other subsidiary borrowers, at either (i) Base Rate plus the applicable margin or (ii) LIBOR plus the applicable margin. For the revolving credit facility and the term loan facility (a) the initial applicable margin for Base Rate advances was 0.625% per annum and the initial applicable margin for LIBOR advances was 1.625% per annum, and (b) following the delivery of financial statements for the fiscal quarter ending December 31, 2019, such applicable margins will be determined by a pricing grid based on the consolidated total net leverage ratio of the Company.

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

The 2019 Credit Agreement requires compliance with certain financial covenants providing for maintenance of a minimum consolidated interest coverage ratio, maintenance of a maximum consolidated total net leverage ratio, and maintenance of a maximum consolidated secured net leverage ratio. The consolidated total net leverage ratio is calculated using consolidated indebtedness less netted cash (as defined below). Consolidated indebtedness includes debt recorded on the Consolidated Balance Sheets as of the reporting date, plus letters of credit outstanding in excess of $40.0 million and other short-term debt. The Company is allowed to subtract from consolidated indebtedness an amount equal to 100.0% of the domestic and foreign unrestricted cash ("netted cash"), the aggregate of which cannot exceed $200.0 million at the end of the reporting period. As of December 31, 2019, netted cash was $63.4 million. As of December 31, 2019, the Company's consolidated total net leverage ratio was 2.92 times, within the covenant in the Company's debt agreements which limits this ratio to 5.00 times.

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

The Company was in compliance with all applicable covenants in the 2019 Credit Agreement at December 31, 2019.

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

During the twelve months ended December 31, 2019, the Company prepaid $75.0 million on the Term A facility under the 2016 Credit Agreement.

Senior Notes

2026 Senior Notes

On May 24, 2016, Tempur Sealy International issued $600.0 million aggregate principal amount of 5.500% 2026 Senior Notes in a private offering to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in accordance with Regulation S under the Securities Act. The 2026 Senior Notes were issued pursuant to an indenture, dated as of May 24, 2016 (the "2026 Indenture"), among Tempur Sealy International, certain subsidiaries of Tempur Sealy International as guarantors (the "Combined Guarantor Subsidiaries"), and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2026 Senior Notes are general unsecured senior obligations of Tempur Sealy International and are guaranteed on a senior unsecured basis by the Combined Guarantor Subsidiaries. The 2026 Senior Notes mature on June 15, 2026, and interest is payable semi-annually in arrears on each June 15 and December 15, which began on December 15, 2016. The gross proceeds from the 2026 Senior Notes were used to refinance the $375.0 million aggregate principal amount of 2020 Senior Notes and to pay related fees and expenses, and the remaining funds were used for share repurchases and general corporate purposes.

Tempur Sealy International has the option to redeem all or a portion of the 2026 Senior Notes at any time on or after June 15, 2021. The initial redemption price is 102.750% of the principal amount, plus accrued and unpaid interest, if any. The redemption price will decline each year after 2021 until it becomes 100.0% of the principal amount beginning on June 15, 2024. In addition, Tempur Sealy International has the option at any time prior to June 15, 2021 to redeem some or all of the 2026 Senior Notes at 100.0% of the original principal amount plus a “make-whole” premium and accrued and unpaid interest, if any. Tempur Sealy International had the option to redeem up to 35.0% of the 2026 Senior Notes prior to June 15, 2019, under certain circumstances with the net cash proceeds from certain equity offerings, at 105.500% of the principal amount plus accrued and unpaid interest, if any. Tempur Sealy International could have made such redemptions as described in the preceding sentence only if, after any such redemption, at least 65.0% of the original aggregate principal amount of the 2026 Senior Notes issued remains outstanding.

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

Securitized Debt

On April 12, 2017, the Company and certain of its subsidiaries entered into a securitization transaction with respect to certain accounts receivable due to the Company and certain of its subsidiaries (as amended the "Accounts Receivable Securitization"). In connection with this transaction, Tempur Sealy International and its wholly-owned special purpose subsidiary, Tempur Sealy Receivables, LLC, entered into a credit agreement that provides for revolving loans to be made from time to time in a maximum amount that varies over the course of the year based on the seasonality of the Company's accounts receivable and is subject to an overall limit of $120.0 million. On April 5, 2019, the Company and its subsidiaries entered into a new amendment to the Accounts Receivables Securitization. The amendment, among other things, extended the maturity date of the Accounts Receivable Securitization to April 6, 2021.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value

Financial instruments, although not recorded at fair value on a recurring basis, include cash and cash equivalents, accounts receivable, accounts payable, and the Company's debt obligations. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of those instruments. Borrowings under the 2019 Credit Agreement and the securitized debt are at variable interest rates and accordingly their carrying amounts approximate fair value. The fair value of the following material financial instruments were based on observable inputs estimated using discounted cash flows and market-based expectations for interest rates, credit risk, and the contractual terms of debt instruments. The fair values of these material financial instruments are as follows:

	Fair Value
(in millions)	December 31, 2019	December 31, 2018
2023 Senior Notes	$464.2	$435.6
2026 Senior Notes	634.9	549.3

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

Future Obligations

As of December 31, 2019, the scheduled maturities of long-term debt outstanding, excluding finance lease obligations, for each of the next five years and thereafter are as follows:

(in millions)
2020	$29.2
2021	21.3
2022	21.3
2023	481.8
2024	329.3
Thereafter	600.0
Total	$1,482.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9) Leases

The Company leases retail stores, manufacturing and distribution facilities, office space and equipment under operating lease agreements. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to several years, with the longest renewal period extending through 2042. The exercise of lease renewal options are at the Company's sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The following table summarizes the classification of operating and finance lease assets and obligations in the Company's Consolidated Balance Sheet as of December 31, 2019:

(in millions)		December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$245.4
Finance lease assets	Property, plant and equipment, net	54.4
Total leased assets		$299.8

Liabilities
Short-term:
Operating lease obligations	Accrued expenses and other current liabilities	$50.8
Finance lease obligations	Current portion of long-term debt	8.2
Long-term:
Operating lease obligations	Long-term operating lease obligations	205.4
Finance lease obligations	Long-term debt, net	55.9
Total lease obligations		$320.3

The following table summarizes the classification of lease expense in the Company's Consolidated Statement of Income for the year ended December 31, 2019:

Twelve months ended
(in millions)	December 31, 2019
Operating lease expense:
Operating lease expense	$63.8
Short-term lease expense	9.0
Variable lease expense	18.8
Finance lease expense:
Amortization of right-of-use assets	8.5
Interest on lease obligations	4.7
Total lease expense	$104.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the scheduled maturities of lease obligations as of December 31, 2019:

(in millions)	Operating Leases	Finance Leases	Total
Year Ended December 31,
2020	$62.1	$12.3	$74.4
2021	54.5	12.0	66.5
2022	46.6	9.8	56.4
2023	36.2	7.8	44.0
2024	29.0	6.2	35.2
Thereafter	74.5	36.3	110.8
Total lease payments	302.9	84.4	387.3
Less: Interest	(46.7)	(20.3)	(67.0)
Present value of lease obligations	$256.2	$64.1	$320.3

The following table provides lease term and discount rate information related to operating and finance leases as of December 31, 2019:

December 31, 2019
Weighted average remaining lease term (years):
Operating leases	6.43
Finance leases	9.03

Weighted average discount rate:
Operating leases	5.42%
Finance leases	6.27%

The following table provides supplemental information related to the Company's Consolidated Statement of Cash Flows for the year ended December 31, 2019:

Twelve months ended
(in millions)	December 31, 2019
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows paid for operating leases	$62.7
Operating cash flows paid for finance leases	$3.7
Financing cash flows paid for finance leases	$7.7

Right-of-use assets obtained in exchange for new operating lease obligations	$60.9
Right-of-use assets obtained in exchange for new finance lease obligations	$4.1

(10) Retirement Plans

401(k) Plan

The Company has a defined contribution plan ("the 401(k) Plan") whereby eligible employees may contribute up to 85.0% of their pay subject to certain limitations as defined by the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan upon hire and are eligible to receive matching contributions upon six months of continuous employment with the Company. The 401(k) Plan provides a 100.0% match of the first 3.0% and 50.0% of the next 2.0% of eligible employee contributions. The match for union employees is based on the applicable collective bargaining arrangement. All matching contributions vest immediately. The Company incurred $6.0 million, $5.8 million and $4.0 million of expenses associated with the 401(k) Plan for the years ended December 31, 2019, 2018 and 2017, respectively, which are included in the Consolidated Statements of Income.

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

Expenses and Status

The Company recognizes the service cost component of net periodic pension cost within general, administrative and other expenses and all other components of net periodic pension cost are recognized within other income, net, in the accompanying Consolidated Statements of Income. Components of total net periodic pension cost for the years ended December 31 were as follows:

(in millions)	2019	2018	2017
Service cost	$0.9	$1.0	$0.9
Interest cost	1.2	1.1	1.2
Expected return on assets	(1.3)	(1.5)	(1.5)
Amortization of prior service cost	0.1	0.1	0.1
Amortization of net gain	0.1	—	—
Net periodic pension cost	$1.0	$0.7	$0.7

The other changes in plan assets and benefit obligations recognized in other comprehensive loss, before tax effects, for the years ended December 31 were:

(in millions)	2019	2018	2017
Net loss	$2.2	$0.6	$0.4
New prior service cost	0.6	0.1	0.5
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Amortization or settlement recognition of net loss	(0.1)	—	—
Total recognized in other comprehensive loss	$2.6	$0.6	$0.8

The following assumptions, calculated on a weighted-average basis, were used to determine net periodic pension cost for the Company’s Plans for the years ended December 31:

	2019	2018	2017
Discount rate (a)	4.10%	3.58%	4.07%
Expected long-term return on plan assets	6.16%	6.25%	6.64%

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a)
The discount rates used in 2019 to determine the expenses for the U.S. retirement plan and Canadian retirement plan were 4.16% and 3.90%, respectively. The discount rates used in 2018 to determine the expenses for the U.S. retirement plan and Canadian retirement plan were 3.54% and 3.70%, respectively. The discount rates used in 2017 to determine the expenses for the U.S. retirement plan and Canadian retirement plan were 4.06% and 4.10%

Obligations and Funded Status

The measurement date for the Company's Plans is December 31. The funded status of the Plans as of December 31 was as follows:

(in millions)	2019	2018
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$30.0	$32.1
Service cost	0.9	1.0
Interest cost	1.2	1.1
Plan amendments	0.5	0.1
Actuarial (gain) loss	5.5	(3.0)
Benefits paid	(1.3)	(0.9)
Expenses paid	(0.1)	(0.1)
Foreign currency exchange rate changes	0.2	(0.3)
Projected benefit obligation at end of year	$36.9	$30.0
Change in Plan Assets:
Fair value of plan assets at beginning of year	$22.2	$25.3
Actual return on plan assets	4.6	(2.1)
Employer contribution	1.4	0.3
Benefits paid	(1.3)	(0.9)
Expenses paid	(0.1)	(0.1)
Foreign currency exchange rate changes	0.2	(0.3)
Fair value of plan assets at end of year	$27.0	$22.2
Funded status	$(9.9)	$(7.8)

The Company’s defined benefit pension plan for U.S. Sealy employees is underfunded. As of December 31, 2019, the projected benefit obligation and fair value of plan assets were $32.6 million and $22.6 million, respectively. As of December 31, 2018, the projected benefit obligation and fair value of plan assets were $26.5 million and $18.4 million, respectively. As of December 31, 2019, the projected benefit obligation and fair value of plan assets for the Sealy Canada Ltd. pension plan were $4.3 million and $4.4 million, respectively. As of December 31, 2018, the projected benefit obligation and fair value of plan assets for the Sealy Canada Ltd. pension plan were $3.5 million and $3.8 million, respectively.

The accumulated benefit obligation for all pension plans was $36.9 million at December 31, 2019 and $30.0 million at December 31, 2018.

The following table represents amounts recorded in the Consolidated Balance Sheets:

	December 31,
(in millions)	2019	2018
Amounts recognized in the Consolidated Balance Sheets:
Non-current benefit liability	$10.0	$8.1
Non-current benefit asset	0.1	0.3

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following assumption, calculated on a weighted-average basis, was used to determine benefit obligations for the Company’s defined benefit pension plans as of December 31:

	2019	2018
Discount rate (a)	3.16%	4.13%

(a)
The discount rates used in 2019 to determine the benefit obligations for the U.S. retirement plan and Canadian retirement plan were 3.15% and 3.20%, respectively. The discount rates used in 2018 to determine the benefit obligations for the U.S. and Canadian defined benefit pension plans were 4.16% and 3.90%, respectively.

No material amounts are expected to be reclassified from AOCL to be recognized as components of net income during 2020.

Plan Contributions and Expected Benefit Payments

During 2020, the Company expects to contribute $1.2 million to the Company's Plans from available cash and cash equivalents.

The following table presents estimated future benefit payments:

(in millions)
Fiscal 2020	$1.1
Fiscal 2021	1.1
Fiscal 2022	1.2
Fiscal 2023	1.2
Fiscal 2024	1.3
Fiscal 2025 ‑ Fiscal 2028	8.0

Pension Plan Asset Information

Investment Objective and Strategies

The Company's investment objectives are to minimize the volatility of the value of the Company's pension assets relative to pension liabilities and to ensure assets are sufficient to pay plan benefits. Target and actual asset allocations are as follows:

	2019 Target	2019 Actual
Common/collective trust consisting primarily of:
Equity securities	60.0%	55.7%
Debt securities	40.0%	44.0%
Other	—%	0.3%
Total plan assets	100.0%	100.0%

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

Expected Long-Term Return on Plan Assets

The expected long-term return assumption at December 31, 2019 was 6.50% for the defined benefit pension plan for U.S. Sealy employees and 5.00% for the defined benefit pension plan for Sealy Canada, Ltd. The expected long-term return assumption is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. The assumption considers various sources, primarily inputs from advisors for long-term capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of the Company's investment strategy by plan.

The investments in plan assets primarily consist of common collective trusts and money market funds. Investments in common collective trusts and money market funds are valued at the net asset value ("NAV") per share or unit multiplied by the number of shares or units held as of the measurement date. The determination of NAV for the common/collective trusts includes market pricing of the underlying assets as well as broker quotes and other valuation techniques that represent fair value as determined by the respective administrator of the common/collective trust. Management has determined that the NAV is an appropriate estimate of the fair value of the common collective trusts at December 31, 2019 and 2018, based on the fact that the common/collective trusts are audited and accounted for at fair value by the administrators of the respective common/collective trusts.  The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair value. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the Consolidated Balance Sheet dates.

The fair value of the Company’s plan assets, all valued at NAV, at December 31 by asset category was as follows:

(in millions)	2019	2018
Asset Category
Common/collective trust
U.S. equity	$5.5	$14.1
International equity	9.5	3.6
Total equity based funds	15.0	17.7
Common/collective trust - fixed income	11.9	4.4
Money market funds	0.1	0.1
Total	$27.0	$22.2

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Multi‑Employer Benefit Plans

Approximately 25.0% of the Company’s domestic employees are represented by various labor unions with separate collective bargaining agreements. Hourly employees working at six of the Company’s domestic manufacturing facilities are covered by union sponsored retirement plans. Further, employees working at three of the Company’s domestic manufacturing facilities are covered by union sponsored health and welfare plans. These plans cover both active employees and retirees. Through the health and welfare plans, employees receive medical, dental, vision, prescription and disability coverage. The Company’s cost associated with these plans consists of periodic contributions to these plans based upon employee participation. The expense recognized by the Company for such contributions for the years ended December 31 was follows:

(in millions)	2019	2018	2017
Multi‑employer retirement plan expense	$4.3	$3.9	$4.3
Multi‑employer health and welfare plan expense	3.8	3.6	3.5

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

The following table presents information regarding the multi‑employer pension plans that are significant to the Company for the years ended December 31, 2019 and 2018, respectively:

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2019	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2019	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/28/19	Red	Implemented	$1.1	No	2020	2017, 2018, 2019
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/18	Red	Implemented	$1.0	Yes, 10.0%	2022	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/18	Red	Implemented	$0.8	Yes, 10.0%	2021	N/A

Pension Fund	EIN/Pension Plan Number	Date of Plan Year-End	Pension Protection Act Zone Status(1) 2018	FIP/RP Status Pending/Implemented(2)	Contributions of the Company in 2018	Surcharge Imposed(3)	Expiration Date of Collective Bargaining Agreement	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions

(in millions)
United Furniture Workers Pension Fund A(4)	13-5511877-001	2/28/18	Red	Implemented	$0.7	No	2020	2016, 2017, 2018
Pension Plan of the National Retirement Fund	13-6130178-001	12/31/17	Red	Implemented	$0.7	Yes, 10.0%	2019	N/A
Central States, Southeast & Southwest Areas Pension Plan	36-6044243-001	12/31/17	Red	Implemented	$0.8	Yes, 10.0%	2021	N/A

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

(2)	Funding Improvement Plan or Rehabilitation Plan as defined in the Employee Retirement Income Security Act of 1974 has been implemented or is pending.

(3)	Indicates whether the Company paid a surcharge to the plan in the most current year due to funding shortfalls and the amount of the surcharge.

(4)	The Company represented more than 5.0% of the total contributions for the most recent plan year available. For year ended December 31, 2017, the Company contributed $1.1 million to the plan.

(11) Stockholders' Equity

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

(b) Treasury Stock. As of December 31, 2019, the Company had approximately $124.6 million remaining under an existing share repurchase program initially authorized by the Board of Directors in 2016. In February 2020, the Board of Directors authorized an increase, of over $190.0 million, to its existing share repurchase authorization of Tempur Sealy International's common stock to $300.0 million. For the year ended December 31, 2019, the Company repurchased 1.3 million shares for approximately $102.3 million under the program. The Company did not repurchase any shares under the program during the year ended December 31, 2018. For the year ended December 31, 2017, the Company repurchased 0.6 million shares for approximately $40.1 million under the program.

In addition, the Company acquired 0.1 million, 0.1 million, and 0.1 million shares upon the vesting of certain restricted stock units ("RSUs"), which were withheld to satisfy tax withholding obligations during the years ended December 31, 2019, 2018 and 2017, respectively. The shares withheld were valued at the closing price of the stock on the New York Stock Exchange on the vesting date or first business day prior to vesting, resulting in approximately $3.4 million, $4.6 million, and 4.8 million in treasury stock acquired during the years ended December 31, 2019, 2018 and 2017, respectively.

(c) Charitable Stock Donation. In the fourth quarter of 2019, the Company recorded an $8.9 million charge, recorded in General, administrative and other expenses, related to the donation of 100,000 shares of its common stock at fair market value to certain public charities.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(d) AOCL. AOCL consisted of the following:

	Year Ended December 31,
(in millions)	2019	2018	2017
Foreign Currency Translation
Balance at beginning of period	$(91.7)	$(72.8)	$(101.9)
Other comprehensive loss:
Foreign currency translation adjustments (1)	9.5	(18.9)	29.1
Balance at end of period	$(82.2)	$(91.7)	$(72.8)

Pension Benefits
Balance at beginning of period	$(3.6)	$(2.7)	$(2.2)
Other comprehensive loss:
Net change from period revaluation	(2.6)	(0.4)	(0.8)
Tax benefit (2)	0.7	0.1	0.3
Total other comprehensive loss before reclassifications, net of tax	(1.9)	(0.3)	(0.5)
Net amount reclassified to earnings	—	—	—
U.S tax reform - reclassification to retained earnings upon adoption of ASU No. 2018-02	—	(0.5)	—
Tax expense (2)	—	(0.1)	—
Total amount reclassified from accumulated other comprehensive loss, net of tax	—	(0.6)	—
Total other comprehensive loss	(1.9)	(0.9)	(0.5)
Balance at end of period	$(5.5)	$(3.6)	$(2.7)

Foreign Exchange Forward Contracts
Balance at beginning of period	$—	$—	$0.6
Other comprehensive loss:
Net change from period revaluation	—	—	(0.6)
Tax benefit (2)	—	—	0.1
Total other comprehensive loss before reclassifications, net of tax	—	—	(0.5)
Net amount reclassified to earnings (3)	—	—	(0.1)
Total amount reclassified from accumulated other comprehensive loss, net of tax	—	—	(0.1)
Total other comprehensive loss	—	—	(0.6)
Balance at end of period	$—	$—	$—

(1)	In 2019, 2018 and 2017, there were no tax impacts related to foreign currency translation adjustments and no amounts were reclassified to earnings.

(2)	These amounts were included in the income tax provision in the accompanying Consolidated Statements of Income.

(3)	This amount was included in cost of sales, net in the accompanying Consolidated Statements of Income.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) Other Items

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in millions)	2019	2018
Taxes	$136.0	$136.8
Other	90.8	84.1
Wages and benefits	79.5	43.7
Advertising	56.9	46.1
Operating leases obligations	50.8	—
Sales returns	26.2	22.0
Warranty	19.4	14.9
Rebates	13.6	11.6
	$473.2	$359.2

(13) Stock-based Compensation

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s stock-based compensation expense for the year ended December 31, 2019 included PRSUs, stock options, RSUs and DSUs. A summary of the Company’s stock-based compensation expense is presented below:

	Year Ended December 31,
(in millions)	2019	2018	2017
PRSU expense (benefit)	$1.4	$2.5	$(6.5)
Stock option expense	4.9	6.7	7.1
RSU/DSU expense	20.5	15.6	12.7
Total stock-based compensation expense	$26.8	$24.8	$13.3

The Company granted PRSUs during the years ended December 31, 2019, 2018 and 2017. Actual payout under the PRSUs is dependent upon the achievement of certain financial goals. The Company recorded a benefit in the accompanying Consolidated Statements of Income of $9.3 million for the year ended December 31, 2017, after the change in estimate to reduce accumulated performance stock-based compensation amortization to actual cost based on updated projected or final financial results.

Performance Restricted Stock Units

A summary of the Company’s PRSU activity and related information for the years ended December 31, 2019 and 2018 is presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Awards unvested at December 31, 2017	2.7	$64.13
Granted	0.2	51.72
Vested	(0.1)	68.57
Forfeited	(0.8)	68.07
Awards unvested at December 31, 2018	2.0	61.07
Granted	0.1	85.41
Vested	—	59.21
Forfeited	(1.3)	70.94
Awards unvested at December 31, 2019	0.8	$60.09

During 2017, the Company granted executive officers and certain members of management PRSUs if the Company achieves a certain level of adjusted earnings before interest, tax, depreciation and amortization ("Adjusted EBITDA") during four consecutive fiscal quarters as described below (the "2019 Aspirational Plan PRSUs"). Adjusted EBITDA is defined as the Company’s "Consolidated EBITDA" as such term is defined in the Company’s 2016 Credit Agreement. The 2019 Aspirational Plan PRSUs will vest based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2018 and December 31, 2019 (the “First Designated Period”). At the end of the First Designated Period, the Adjusted EBITDA targets were not met. As a result, one-half of the total 2019 Aspirational Plan PRSUs are no longer available for vesting based on performance and are included in forfeitures in the table above.

The remaining one-half of the total 2019 Aspirational Plan PRSUs will vest based on the highest Adjusted EBITDA in any four consecutive fiscal quarter period ending between (and including) March 31, 2020 and December 31, 2020 (the “Second Designated Period”). If the highest Adjusted EBITDA in the Second Designated Period is $600.0 million then 66% of the remaining 2019 Aspirational Plan PRSUs will vest; if the Adjusted EBITDA is $650.0 million or more 100% will vest; if Adjusted EBITDA is between $600.0 million and $650.0 million then a pro rata portion will vest; and if Adjusted EBITDA is below $600.0 million then all of the remaining 2019 Aspirational Plan PRSUs will be forfeited.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company did not record any stock-based compensation expense related to the 2019 Aspirational Plan PRSUs during the years ended December 31, 2019, 2018 and 2017, as it was not probable that the Company would achieve the specified performance target for either the First Designated Period or the Second Designated Period. The Company will continue to evaluate the probability of achieving the performance condition in future periods and record the appropriate expense if necessary. Based on the price of the Company’s common stock on the grant date, the total unrecognized compensation expense related to this award if the performance target is met for the Second Designated Period would range from $33.1 million to $49.7 million, which would be expensed over the remaining service period if achievement of the performance condition becomes probable.
As of December 31, 2019, the Company has 0.8 million of the 2019 Aspirational PRSUs outstanding that will fully vest if the Company achieves $650.0 million or more of Adjusted EBITDA for 2020. All remaining 2019 Aspirational Plan PRSUs will be forfeited if the performance metric is not met in 2020.
In March 2019, the Compensation Committee of the Board of Directors formally determined that the Company did not have more than $650.0 million of Adjusted EBITDA for payout under the PRSUs granted in 2017 ("the 2017 Aspirational Plan PRSUs"). As a result, the remaining one-third of the 2017 Aspirational Plan PRSUs previously granted with a performance period for 2018 were forfeited as of this date.

Stock Options

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options granted. During the year ended December 31, 2019, no stock options were granted. The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2019, 2018 and 2017 are set forth in the following table. Expected volatility is based on the unbiased standard deviation of Tempur Sealy International’s common stock over the option term. The expected life of the options represents the period of time that the Company expects the options granted to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option for the expected term of the instrument. The dividend yield reflects an estimate of dividend payouts over the term of the award. The Company uses historical data to determine these assumptions.

	Year Ended December 31,
	2019	2018	2017
Expected volatility range of stock	N/A	39.8% - 40.1%	37.4% - 40.8%
Expected life of option, range in years	N/A	5	5
Risk-free interest range rate	N/A	2.2% - 2.8%	1.8% - 1.9%
Expected dividend yield on stock	N/A	—%	—%

A summary of the Company’s stock option activity under the 2003 Plan and 2013 Plan for the years ended December 31, 2019 and 2018 is presented below:

(in millions, except per share amounts and years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	1.7	$58.93
Granted	0.3	61.84
Exercised	(0.2)	28.20
Forfeited	(0.2)	60.45
Options outstanding at December 31, 2018	1.6	$62.51
Granted	—	—
Exercised	(0.3)	52.49
Forfeited	—	46.36
Options outstanding at December 31, 2019	1.3	$65.18	6.35	20.8

Options exercisable at December 31, 2019	0.8	$64.72	5.73	18.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $5.9 million, $3.9 million and $5.4 million, respectively.

Cash received from options exercised under all stock-based compensation plans, including cash received from options issued from treasury shares, for the years ended December 31, 2019, 2018 and 2017, was $17.8 million, $4.6 million, and $12.8 million, respectively.

A summary of the Company’s unvested shares relating to stock options as of December 31, 2019 and 2018, and changes during the years ended December 31, 2019 and 2018, are presented below:

(shares in millions)	Shares	Weighted Average Grant Date Fair Value
Options unvested at December 31, 2017	0.7	$67.95
Granted	0.3	61.84
Vested	(0.2)	66.72
Forfeited	(0.2)	60.45
Options unvested at December 31, 2018	0.6	$66.20
Granted	—	—
Vested	(0.1)	66.66
Forfeited	—	46.36
Options unvested at December 31, 2019	0.5	$65.99

Restricted/Deferred Stock Units

A summary of the Company's RSU and DSU activity and related information for the years ended December 31, 2019 and 2018 is presented below:

(in millions, except per share amounts)	Shares	Weighted Average Release Price	Aggregate Intrinsic Value
Awards outstanding at December 31, 2017	0.6	$64.94
Granted	0.3	61.29
Vested	(0.1)	62.85
Terminated	—	64.00
Awards outstanding at December 31, 2018	0.8	$63.82	$34.6
Granted	0.7	43.07
Vested	(0.3)	62.54
Terminated	—	58.07
Awards outstanding at December 31, 2019	1.2	$52.96	$110.5

The aggregate intrinsic value of RSUs and DSUs vested during the year ended December 31, 2019 was $14.7 million.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Excluding any potential compensation expense related to the 2019 Aspirational Plan PRSUs discussed above, a summary of total unrecognized stock-based compensation expense based on current performance estimates related to stock options, DSUs, RSUs and PRSUs for the year ended December 31, 2019 is presented below:

(in millions, except years)	December 31, 2019	Weighted Average Remaining Vesting Period (Years)
Unrecognized stock option expense	$6.6	1.50
Unrecognized DSU/RSU expense	37.6	2.42
Unrecognized PRSU expense	2.0	1.73
Total unrecognized stock-based compensation expense	$46.2	2.25

(14) Commitments and Contingencies

The Company is involved in various legal and administrative proceedings incidental to the operations of its business. The Company believes that the outcome of all pending proceedings in the aggregate will not have a material adverse effect on its business, financial condition, liquidity, or operating results.

(15) Income Taxes

Pre-tax Income by Jurisdiction

The following sets forth the amount of income before income taxes attributable to each of the Company’s geographies for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(in millions)	2019	2018	2017
Income before income taxes:
United States	$150.9	$59.2	$97.2
Rest of the world	114.6	105.8	118.2
	$265.5	$165.0	$215.4

Reconciliation of Statutory Tax Rate to Effective Tax Rate

The Company’s effective income tax provision differs from the amount calculated using the statutory U.S. federal income tax rate, principally due to the following:

	Year Ended December 31,
	2019		2018		2017
(dollars in millions)	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes	Amount	Percentage of Income Before Income Taxes
Statutory U.S. federal income tax	$55.8	21.0%	$34.6	21.0%	$75.4	35.0%
State income taxes, net of federal benefit	8.7	3.3%	1.8	1.1%	(0.6)	(0.3)%
Foreign tax differential	2.1	0.8%	2.5	1.5%	(11.9)	(5.5)%
Change in valuation allowances	(8.6)	(3.2)%	(17.7)	(10.7)%	5.6	2.6%
Uncertain tax positions and interest	2.4	0.9%	33.1	20.1%	(1.0)	(0.5)%
Subpart F income	11.0	4.1%	6.6	4.0%	2.7	1.2%
Manufacturing deduction	—	—	—	—	(1.9)	(0.9)%
Remeasurement of deferred taxes	—	—	—	—	(69.7)	(32.3)%
Transition Tax	—	—	(6.8)	(4.1)%	45.9	21.3%
Permanent and other	3.3	1.2%	(4.5)	(2.8)%	(0.7)	(0.3)%
Effective income tax provision	$74.7	28.1%	$49.6	30.1%	$43.8	20.3%

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For 2019 and 2018, Subpart F income consists primarily of Global Intangible Low-Taxed Income ("GILTI") which is taxable to Tempur Sealy International as if earned directly by Tempur Sealy International. The Company recognizes GILTI in the period in which such tax arises. For years prior to 2018, Subpart F income represents interest and royalties earned by a foreign subsidiary as well as sales made by certain foreign subsidiaries outside of their country of incorporation and is taxable to Tempur Sealy International as if earned directly by Tempur Sealy International. The Transition Tax, described below, represents taxes on certain foreign sourced earnings and profits that were previously tax deferred.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law, making significant changes to U.S. tax law. Changes include, but are not limited to, a corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 ("Transition Tax"). In accordance with the Act, the Company recorded an income tax benefit of $23.8 million in the fourth quarter of 2017, the period in which the legislation was enacted. The total benefit included a tax benefit of $69.7 million related to the remeasurement of certain deferred tax assets and liabilities net of $45.9 million in additional income tax expense related to the Transition Tax on foreign earnings. Pursuant to Staff Accounting Bulletin No. 118 ("SAB 118") the Company recorded an additional SAB 118 tax benefit of $6.8 million in 2018 related to the finalization of the Company’s Transition Tax obligation.
Income Tax Provision
The income tax provision consisted of the following:

	Year Ended December 31,
(in millions)	2019	2018	2017
Current provision
Federal	$50.4	$(14.6)	$73.5
State	11.9	1.1	3.1
Foreign	19.5	57.1	28.3
Total current	$81.8	$43.6	$104.9
Deferred provision
Federal	$(10.8)	$11.4	$(67.7)
State	(8.0)	(4.5)	7.6
Foreign	11.7	(0.9)	(1.0)
Total deferred	(7.1)	6.0	(61.1)
Total income tax provision	$74.7	$49.6	$43.8

The income tax provision includes federal, state and foreign income taxes currently payable and those deferred or prepaid because of temporary differences between financial statement and tax bases of assets and liabilities. The Company records income taxes under the liability method. Under this method, deferred income taxes are recognized for the estimated future tax effects of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws. The amount provided for deferred income taxes reflects that impact of the revaluation of the Company's deferred income tax assets and liabilities required as the result of the change in the U.S. federal and state income tax rates, as discussed above.

Deferred Income Tax Assets and Liabilities

The net deferred tax assets and liabilities recognized in the accompanying Consolidated Balance Sheets, determined using the income tax rate applicable to each period in which those items will reverse, consist of the following:

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
(in millions)	2019	2018
Deferred tax assets:
Stock-based compensation	$13.9	$12.8
Accrued expenses and other	129.7	49.1
Net operating losses, foreign tax credits and other tax attribute carryforwards	43.1	56.1
Inventories	8.2	6.0
Transaction costs	6.6	13.5
Property, plant and equipment	2.9	3.6
Total deferred tax assets	204.4	141.1
Valuation allowances	(30.0)	(43.1)
Total net deferred tax assets	$174.4	$98.0
Deferred tax liabilities:
Intangible assets	$(156.4)	$(156.8)
Property, plant and equipment	(36.9)	(30.3)
Accrued expenses and other	(69.1)	(5.8)
Total deferred tax liabilities	(262.4)	(192.9)
Net deferred tax liabilities	$(88.0)	$(94.9)

Tax Attributes Included in Deferred Tax Assets
Included in the calculation of the Company’s deferred tax assets are the following gross income tax attributes available at December 31, 2019 and 2018, respectively:

(in millions)	2019	2018
State net operating losses (“SNOLs”)	$165.7	$355.7
U.S. federal foreign tax credits (“FTCs”)	12.2	12.2
U.S. state income tax credits ("SITCs")	5.3	8.0
Foreign net operating losses (“FNOLs”)	36.9	57.0
Charitable contribution carryover ("CCCs")	32.9	39.6
Interest limitation carryover ("ILC")	—	10.6

The SNOLs, FTCs, SITCs, FNOLs and CCCs generally expire in 2021, 2023, 2023, 2023 and 2020, respectively.

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of certain of the SNOLs, FTCs, SITCs, FNOLs, CCCs, the ILC and certain other deferred tax assets related to certain foreign operations (together, the “Tax Attributes”). In assessing the realizability of deferred tax assets (including the Tax Attributes), management considers whether it is more likely than not that some portion of all of such deferred tax assets will not be realized. Accordingly, the Company has established a valuation allowance for certain Tax Attributes. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible or creditable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded valuation allowances against $89.5 million of the SNOLs, $12.2 million of the FTCs and $1.4 million of SITCs. With respect to all other Tax Attributes above, based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the underlying deferred tax assets. However, there can be no assurance that such assets will be realized if circumstances change.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred Tax Liability for Undistributed Foreign Earnings

No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the Transition Tax, or any additional outside basis differences inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. At December 31, 2019, the Company’s tax basis in its top tier foreign subsidiary exceeded the Company’s book basis in this subsidiary in the hands of the top tier foreign subsidiary's U.S. shareholder. The Company has not recorded a deferred tax asset on such excess tax basis as it is not apparent that the excess tax basis will reverse in the foreseeable future. As it relates to the book to tax basis difference with respect to the stock of each of the Company’s lower tier foreign subsidiaries, as a general matter, the book basis exceeds the tax basis in the hands of such foreign subsidiaries' shareholders. By operation of the tax laws of the various countries in which these subsidiaries are domiciled, earnings of lower tier foreign subsidiaries are not subject to tax, in all material respects, when distributed to a foreign shareholder. It is the Company’s intent that the earnings of each lower tier foreign subsidiary, with the exception of its Danish subsidiary and one of its Canadian subsidiaries, will be permanently reinvested in each such foreign subsidiaries' own operations. As it relates to the Danish subsidiary, its earnings may be distributed without any income tax impact. Thus, no tax is provided for with respect to the book to tax basis difference of its stock. With respect to the Canadian subsidiary, Canadian income tax withholding applies to any distribution it makes to its foreign parent company. The Company concluded that at December 31, 2019 the Canadian subsidiary has accumulated earnings in excess of its operating needs and as such Canadian withholding tax has been accrued on such excess. The amount accrued is not material.

Uncertain Income Tax Positions

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance as of December 31, 2017	$84.5
Additions based on tax positions related to 2018	2.5
Additions for tax positions of prior years	21.2
Expiration of statutes of limitations	—
Settlements of uncertain tax positions with tax authorities	(4.4)
Balance as of December 31, 2018	$103.8
Additions based on tax positions related to 2019	—
Additions for tax positions of prior years	0.7
Expiration of statutes of limitations	—
Settlements of uncertain tax positions with tax authorities	—
Balance as of December 31, 2019	$104.5

The amount of unrecognized tax benefits that would impact the effective tax rate if recognized at December 31, 2019, 2018 and 2017 would be $96.8 million, $91.4 million and $31.7 million, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $1.3 million, $6.4 million and $0.4 million in interest and penalties, respectively, in income tax expense. The Company had $67.9 million, $66.3 million and $59.9 million of accrued interest and penalties at December 31, 2019, 2018 and 2017, respectively.

The Company anticipates it is reasonably possible an increase or decrease in the amount of unrecognized tax benefits could be made in the next twelve months as a result of the statute of limitations expiring and/or the examinations being concluded on these returns. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the Consolidated Financial Statements, other than the Danish Tax Matter discussed below which the Company believes will be settled commensurate with the amount previously accrued. With few exceptions, the Company is no longer subject to tax examinations by the U.S., state and local municipalities for periods prior to 2011, and in non-U.S. jurisdictions for periods prior to 2001. The Company is currently under examination by various tax authorities around the world.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company's liability for the Danish Tax Matter uncertain tax position is derived using a cumulative probability analysis with possible outcomes based on an evaluation of facts and circumstances and applying the technical requirements applicable to U.S., Danish, and international transfer pricing standard, taking into account the U.S. and Danish income tax implications of such outcomes. The Company’s remaining uncertain tax liability is derived using the cumulative probability analysis with possible outcomes for each relevant matter based on the Company's updated evaluation of the facts and circumstances regarding each such matter and applying the technical requirements applicable to each tax position taken as it relates to each applicable taxing jurisdiction. The uncertain tax liability reflects the Company’s best judgment of the facts, circumstances and information available related to each matter through the balance sheet date.

The Danish Tax Matter

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

During 2018, the Company reached agreements with both SKAT and the U.S. Internal Revenue Service ("IRS") (the "Settlement") with respect to the adjusted amount of royalties for tax years 2001 through 2011. The Company and SKAT are currently discussing the appropriate administrative process required to implement the Settlement as it relates to both tax and interest. During this process, the Company continues to maintain a liability on its balance sheet for tax and interest under the terms of the Settlement. At December 31, 2019 and December 31, 2018, the Danish liability related to the Settlement is DKK 847.3 million (approximately $127.2 million and $130.0 million using the applicable exchange rates at December 31, 2019 and December 31, 2018, respectively) and is included in accrued expenses and other current liabilities within the Company’s Consolidated Balance Sheet. At December 31, 2019 and December 31, 2018, respectively the Company had on deposit with SKAT DKK 970.1 million (approximately $145.6 million using the applicable exchange rate at December 31, 2019) and DKK 962.3 million (approximately $147.7 million using the applicable exchange rate at December 31, 2018) for the satisfaction of the anticipated liability for both tax and interest once the administrative process is concluded. The deposit held by SKAT is included in "Prepaid expenses and other current assets" within the Company's Consolidated Balance Sheet.

SKAT has issued income tax assessments for the years 2012 through 2017 asserting an increase in the royalty earned by the Danish subsidiary. The Company expects to continue to receive income tax assessments from SKAT for the tax years 2018 and forward, asserting the royalties paid by the U.S. to the Danish subsidiary were too low, which the Company disputes. The Company entered into the Advance Pricing Agreement Program (the "APA Program") for the tax years 2012 through 2022 (the "Post-2011 Years") in which the IRS, on the Company’s behalf, will negotiate directly with SKAT for a mutually agreeable royalty due from the U.S. subsidiary to the Danish Subsidiary (the "APA"). That APA is in the early stages of negotiations. Such negotiations are not expected to be concluded in the near term. The Company anticipates such negotiations will result in an increase in the amount of royalties due from the U.S subsidiary to the Danish subsidiary (the "Post-2011 Years Adjustment") for the years 2012 - 2019 (the "2012 to Current Period"). It is expected that the Post-2011 Years Adjustment will result in additional income tax in Denmark and a reduction of tax in the United States for the 2012 to Current Period. Consequently, the Company maintains an uncertain income tax liability for its estimate of the potential Danish income tax liability and a deferred tax asset for the associated United States tax benefit for the Post-2011 Years Adjustment. As of December 31, 2019 and December 31, 2018, the Company had accrued Danish tax and interest for Post-2011 Years of approximately DKK 263.3 million and DKK 230.3 million ($39.5 million and $35.3 million using the applicable exchange rates at December 31, 2019 and December 31, 2018, respectively) as an uncertain income tax liability, which is included in other non-current liabilities on the Company's Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively. The deferred tax asset for the U.S. correlative benefit associated with the accrual of Danish tax for the Post-2011 Years as of December 31, 2019 and 2018, respectively, is approximately $7.2 million and $4.2 million. Both the uncertain income tax liability and the deferred tax asset reflect the Company’s best judgment of the facts, circumstances and information available through December 31, 2019.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company continues to discuss certain matters with SKAT relating to the Danish Tax Matter. For instance, the Company’s calculation of interest for the Settlement Years differs from the amount asserted by SKAT by approximately DKK 125.0 million (approximately $18.8 million using the December 31, 2019 exchange rate). The Company believes its calculations properly reflect the mechanics of the calculation of interest as provided in Danish tax law and as such has not recorded a liability for the incremental interest proposed by SKAT. Further, if the IRS and SKAT are unable to reach a mutually acceptable agreement with respect to the years included in the APA Program, the Company could be required to make a significant payment to SKAT for Danish tax related to such years, which could have a material adverse effect on the Company’s results of operations and liquidity.

From June 2012 through December 31, 2018, SKAT withheld Value Added Tax refunds otherwise owed to the Company, pending resolution of the Danish Tax Matter. Total withheld refunds at both December 31, 2019 and 2018 is approximately DKK 347.1 million (approximately $52.1 million and $53.3 million at the December 31, 2019 and 2018 exchange rates, respectively). In July 2016, the Company paid a deposit to SKAT in the amount of approximately DKK 615.2 million (approximately $92.3 million and $94.4 million using the applicable exchange rates at December 31, 2019 and 2018, respectively) (the “Tax Deposit”) and applied approximately DKK 232.1 million (approximately $34.8 million and $35.6 million using the applicable exchange rates at December 31, 2019 and 2018, respectively) of its Value Added Tax refund (the “VAT Refund Applied”) to the aforementioned potential Danish income tax liability, consistent with the Company’s reserve position for this royalty matter. The deposit was made to mitigate additional interest and foreign exchange exposure. The Tax Deposit and the VAT Refund Applied are included within prepaid and other current assets and other non-current assets on the Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.

(16) Earnings Per Common Share

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for net income attributable to Tempur Sealy International.

	Year Ended December 31,
(in millions, except per common share amounts)	2019	2018	2017
Numerator:
Net income from continuing operations, net of loss attributable to non-controlling interests	$190.9	$118.3	$182.3

Denominator:
Denominator for basic earnings per common share—weighted average shares	54.5	54.4	54.0
Effect of dilutive securities:
Employee stock-based compensation	0.9	0.7	0.7
Denominator for diluted earnings per common share—adjusted weighted average shares	55.4	55.1	54.7

Basic earnings per common share for continuing operations	$3.50	$2.17	$3.37

Diluted earnings per common share for continuing operations	$3.45	$2.15	$3.33

The Company excluded 1.1 million, 1.5 million and 1.3 million shares issuable upon exercise of outstanding stock options for the years ended December 31, 2019, 2018 and 2017, respectively, from the diluted earnings per common share computation because their exercise price was greater than the average market price of Tempur Sealy International’s common stock or they were otherwise anti-dilutive. Holders of non-vested stock-based compensation awards do not have voting rights or rights to receive any dividends thereon.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(17) Business Segment Information

The Company operates in two segments: North America and International. Corporate operating expenses are not included in either of the segments and are presented separately as a reconciling item to consolidated results. These segments are strategic business units that are managed separately based on geography. The North America segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in the U.S. and Canada. The International segment consists of Tempur and Sealy manufacturing and distribution subsidiaries, joint ventures and licensees located in Europe, Asia-Pacific and Latin America. The Company evaluates segment performance based on net sales, gross profit and operating income. There were no customers that contributed more than 10% of the Company's sales in 2019 or 2018.

The Company’s North America and International segment assets include investments in subsidiaries that are appropriately eliminated in the Company’s accompanying Consolidated Financial Statements. The remaining inter-segment eliminations are comprised of intercompany accounts receivable and payable.

The following table summarizes total assets by segment:

	December 31,	December 31,
(in millions)	2019	2018
North America	$3,142.9	$2,788.1
International	615.3	604.8
Corporate	477.1	569.0
Inter-segment eliminations	(1,173.5)	(1,246.5)
Total assets	$3,061.8	$2,715.4

     The following table summarizes property, plant and equipment, net, by segment:

	December 31,	December 31,
(in millions)	2019	2018
North America	$328.9	$317.5
International	51.8	51.1
Corporate	55.1	52.2
Total property, plant and equipment, net	$435.8	$420.8

The following table summarizes operating lease right-of-use assets by segment:

	December 31,	December 31,
(in millions)	2019	2018
North America	$202.0	$—
International	42.2	—
Corporate	1.2	—
Total operating lease right-of-use assets	$245.4	$—

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes segment information for the year ended December 31, 2019:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$2,379.6	$455.7	$—	$—	$2,835.3
Other sales	153.7	117.0	—	—	270.7
Net sales	$2,533.3	$572.7	$—	$—	$3,106.0

Inter-segment sales	$3.4	$0.7	$—	$(4.1)	$—
Inter-segment royalty expense (income)	4.5	(4.5)	—	—	—
Gross profit	1,035.2	307.0	—	—	1,342.2
Operating income (loss)	344.8	115.4	(113.5)	—	346.7
Income (loss) from continuing operations before income taxes	337.0	109.7	(181.2)	—	265.5

Depreciation and amortization (1)	$64.4	$13.7	$38.4	$—	$116.5
Capital expenditures	62.1	11.6	14.5	—	88.2

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes segment information for the year ended December 31, 2018:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$2,002.1	$453.2	$—	$—	$2,455.3
Other sales	134.1	113.5	—	—	247.6
Net sales	$2,136.2	$566.7	$—	$—	$2,702.9

Inter-segment sales	$3.4	$0.5	$—	$(3.9)	$—
Inter-segment royalty expense (income)	3.1	(3.1)	—	—	—
Gross profit	823.4	297.3	—	—	1,120.7
Operating income (loss)	250.0	107.5	(101.2)	—	256.3
Income (loss) from continuing operations before income taxes	241.1	101.0	(177.1)	—	165.0

Depreciation and amortization (1)	$59.0	$13.5	$39.4	$—	$111.9
Capital expenditures	52.7	14.0	6.9	—	73.6

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes segment information for the year ended December 31, 2017:

(in millions)	North America	International	Corporate	Eliminations	Consolidated
Bedding sales	$2,051.8	$421.6	$—	$—	$2,473.4
Other sales	122.0	105.2	—	—	227.2
Net sales	$2,173.8	$526.8	$—	$—	$2,700.6

Inter-segment sales	$3.8	$1.0	$—	$(4.8)	$—
Inter-segment royalty expense (income)	5.5	(5.5)	—	—	—
Gross profit	844.7	276.3	—	—	1,121.0
Operating income (loss)	273.2	112.0	(89.7)	—	295.5
Income (loss) from continuing operations before income taxes	276.0	104.5	(165.1)	—	215.4

Depreciation and amortization (1)	$51.4	$14.1	$28.5	$—	$94.0
Capital expenditures	39.9	9.0	17.7	—	66.6

(1)	Depreciation and amortization includes stock-based compensation amortization expense.

The following table summarizes property, plant and equipment, net, by geographic region:

	December 31,	December 31,
(in millions)	2019	2018
United States	$366.4	$350.7
Canada	17.5	19.1
Other International	51.9	51.0
Total property, plant and equipment, net	$435.8	$420.8
Total International	$69.4	$70.1

The following table summarizes operating lease right-of-use assets by geographic region:

	December 31,	December 31,
(in millions)	2019	2018
United States	$198.3	$—
Canada	4.9	—
Other International	42.2	—
Total operating lease right-of-use assets	$245.4	$—
Total International	$47.1	$—

The following table summarizes net sales by geographic region:

	Year Ended December 31,
(in millions)	2019	2018	2017
United States	$2,312.3	$1,928.9	$1,954.2
Canada	221.0	207.3	219.6
Other International	572.7	566.7	526.8
Total net sales	$3,106.0	$2,702.9	$2,700.6
Total International	$793.7	$774.0	$746.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(18) Quarterly Financial Data (unaudited)

Quarterly results of operations for the years ended December 31, 2019 and 2018 are summarized below:

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Net sales	$690.9	$722.8	$821.0	$871.3
Gross profit	281.8	313.4	360.6	386.4
Operating income	60.5	81.0	120.6	84.6
Income from continuing operations	29.0	42.7	72.4	46.7
Net income attributable to Tempur Sealy International, Inc.	28.4	41.6	73.3	46.2
Basic earnings per common share for continuing operations	$0.53	$0.78	$1.33	$0.87
Diluted earnings per common share for continuing operations	$0.52	$0.76	$1.30	$0.85

2018
Net sales	$637.4	$659.9	$729.5	$676.1
Gross profit	264.7	272.8	300.0	283.2
Operating income	55.7	58.0	84.7	57.9
Income from continuing operations	25.6	26.6	44.1	19.1
Net income attributable to Tempur Sealy International, Inc.	23.1	22.8	42.3	12.3
Basic earnings per common share for continuing operations	$0.48	$0.52	$0.83	$0.35
Diluted earnings per common share for continuing operations	$0.47	$0.52	$0.82	$0.35

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

In the fourth quarter of 2019, the Company recorded $29.8 million of customer-related charges in connection with the bankruptcy of Mattress PAL Holding, LLC ("Mattress PAL") and resulting significant liquidity issues of Mattress PAL's affiliates to fully reserve trade receivables and other assets associated with this account. Additionally, in the fourth quarter of 2019, the Company recorded an $8.9 million charge related to the donation of common stock at fair market value to certain public charities.

In the fourth quarter of 2018, prior to the Sleep Outfitters Acquisition, the Company recorded $21.2 million of customer-related charges in connection with the bankruptcy of iMS to fully reserve trade receivables and other assets associated with this account. Additionally, in the fourth quarter of 2018, the Company recorded $9.1 million of restructuring costs. These costs included $4.7 million of charges in the International business segment associated with International simplification efforts, including headcount reduction, professional fees, store closures and other costs, $2.9 million of Corporate professional fees related to restructuring activities and $1.5 million of charges associated with the operational alignment of a previous joint venture that became wholly acquired in the North America business segment.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(19) Guarantor/Non-Guarantor Financial Information

The $450.0 million and $600.0 million aggregate principal amount of 2023 Senior Notes and 2026 Senior Notes (collectively the "Senior Notes"), respectively, are general unsecured senior obligations of Tempur Sealy International and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by the Combined Guarantor Subsidiaries. The $375.0 million aggregate principal amount of 2020 Senior Notes were general unsecured senior obligations at December 31, 2015 but were redeemed in full in 2016. The foreign subsidiaries (the "Combined Non-Guarantor Subsidiaries") represent the foreign operations of the Company and do not guarantee the Senior Notes. A subsidiary guarantor will be released from its obligations under the applicable indenture governing the Senior Notes when: (a) the subsidiary guarantor is sold or sells all or substantially all of its assets; (b) the subsidiary is declared "unrestricted" under the applicable indenture governing the Senior Notes; (c) the subsidiary’s guarantee of indebtedness under the 2019 Credit Agreement (as it may be amended, refinanced or replaced) is released (other than a discharge through repayment); or (d) the requirements for legal or covenant defeasance or discharge of the applicable indenture have been satisfied. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned subsidiary guarantors and non-guarantor subsidiaries. The Company has accounted for its investments in its subsidiaries under the equity method.

The following financial information presents Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, and the related Consolidated Statements of Income and Comprehensive Income and Cash Flows for the years ended December 31, 2019, 2018 and 2017 for Tempur Sealy International, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries.

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2019
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$2,387.1	$793.5	$(74.6)	$3,106.0
Cost of sales	—	1,390.6	447.8	(74.6)	1,763.8
Gross profit	—	996.5	345.7	—	1,342.2
Selling and marketing expenses	11.2	466.0	189.2	(0.1)	666.3
General, administrative and other expenses	17.4	242.8	57.7	(2.6)	315.3
Customer-related charges	—	29.8	—	—	29.8
Equity income in earnings of unconsolidated affiliates	—	—	(15.9)	—	(15.9)
Operating (loss) income	(28.6)	257.9	114.7	2.7	346.7

Other expense, net:
Third party interest expense, net	56.3	26.7	2.7	—	85.7
Intercompany interest (income) expense, net	(9.8)	13.2	(3.4)	—	—
Interest expense (income), net	46.5	39.9	(0.7)	—	85.7
Other (income) expense, net	—	(7.6)	1.6	1.5	(4.5)
Total other expense, net	46.5	32.3	0.9	1.5	81.2

Income from equity investees	250.7	84.3	—	(335.0)	—

Income from continuing operations before income taxes	175.6	309.9	113.8	(333.8)	265.5
Income tax benefit (provision)	13.8	(59.2)	(29.5)	0.2	(74.7)
Income from continuing operations	189.4	250.7	84.3	(333.6)	190.8
Loss from discontinued operations, net of tax	—	—	—	(1.4)	(1.4)
Net income before non-controlling interests	189.4	250.7	84.3	(335.0)	189.4
Less: Net loss attributable to non-controlling interest	(0.1)	—	(0.1)	0.1	(0.1)
Net income attributable to Tempur Sealy International, Inc.	$189.5	$250.7	$84.4	$(335.1)	$189.5

Comprehensive income attributable to Tempur Sealy International, Inc.	$197.1	$251.9	$90.8	$(342.7)	$197.1

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$2,000.9	$800.5	$(98.5)	$2,702.9
Cost of sales	—	1,208.3	464.3	(90.4)	1,582.2
Gross profit	—	792.6	336.2	(8.1)	1,120.7
Selling and marketing expenses	8.4	392.0	199.8	(12.4)	587.8
General, administrative and other expenses	17.8	204.6	57.4	(6.8)	273.0
Customer-related charges	—	21.2	—	—	21.2
Equity income in earnings of unconsolidated affiliates	—	—	(17.6)	—	(17.6)
Operating (loss) income	(26.2)	174.8	96.6	11.1	256.3

Other expense, net:
Third party interest expense, net	59.2	30.2	4.6	(1.7)	92.3
Intercompany interest (income) expense, net	(6.9)	10.8	(3.9)	—	—
Interest expense, net	52.3	41.0	0.7	(1.7)	92.3
Other (income) expense, net	—	(9.9)	13.9	(5.0)	(1.0)
Total other expense, net	52.3	31.1	14.6	(6.7)	91.3

Income from equity investees	162.0	26.6	—	(188.6)	—

Income from continuing operations before income taxes	83.5	170.3	82.0	(170.8)	165.0
Income tax benefit (provision)	14.1	(8.3)	(55.4)	—	(49.6)
Income from continuing operations	97.6	162.0	26.6	(170.8)	115.4
Loss from discontinued operations, net of tax	—	—	—	(17.8)	(17.8)
Net income before non-controlling interests	97.6	162.0	26.6	(188.6)	97.6
Less: Net loss attributable to non-controlling interests	(2.9)	(2.6)	(0.3)	2.9	(2.9)
Net income attributable to Tempur Sealy International, Inc.	$100.5	$164.6	$26.9	$(191.5)	$100.5

Comprehensive income attributable to Tempur Sealy International, Inc.	$80.7	$164.2	$7.5	$(171.7)	$80.7

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Income and Comprehensive Income
Year Ended December 31, 2017
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net sales	$—	$1,961.2	$862.5	$(123.1)	$2,700.6
Cost of sales	—	1,185.4	497.6	(103.4)	1,579.6
Gross profit	—	775.8	364.9	(19.7)	1,121.0
Selling and marketing expenses	5.6	406.8	188.9	(15.2)	586.1
General, administrative and other expenses	17.5	176.6	78.9	(11.6)	261.4
Customer-related charges	(8.4)	21.7	1.1	—	14.4
Equity income in earnings of unconsolidated affiliates	—	—	(15.6)	—	(15.6)
Royalty income, net of royalty expense	—	(20.8)	—	—	(20.8)
Operating (loss) income	(14.7)	191.5	111.6	7.1	295.5

Other expense, net:
Third party interest expense, net	59.6	26.0	22.4	(20.7)	87.3
Intercompany interest (income) expense, net	(4.7)	8.3	(3.6)	—	—
Interest expense, net	54.9	34.3	18.8	(20.7)	87.3
Other (income) expense, net	—	(17.2)	9.2	0.8	(7.2)
Total other expense, net	54.9	17.1	28.0	(19.9)	80.1

Income from equity investees	193.1	51.3	—	(244.4)	—

Income from continuing operations before income taxes	123.5	225.7	83.6	(217.4)	215.4
Income tax benefit (provision)	17.2	(32.6)	(32.3)	3.9	(43.8)
Income from continuing operations	140.7	193.1	51.3	(213.5)	171.6
Loss from discontinued operations	—	—	—	(30.9)	(30.9)
Net income before non-controlling interests	140.7	193.1	51.3	(244.4)	140.7
Less: Net loss attributable to non-controlling interests	(10.7)	(5.2)	(5.5)	10.7	(10.7)
Net income attributable to Tempur Sealy International, Inc.	$151.4	$198.3	$56.8	$(255.1)	$151.4

Comprehensive income attributable to Tempur Sealy International, Inc.	$179.4	$193.0	$89.9	$(282.9)	$179.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Balance Sheets
December 31, 2019
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.2	$20.0	$44.7	$—	$64.9
Accounts receivable, net	0.2	21.9	352.5	(2.6)	372.0
Inventories	—	199.9	60.6	—	260.5
Prepaid expenses and other current assets	12.9	59.5	140.2	(9.8)	202.8
Total Current Assets	13.3	301.3	598.0	(12.4)	900.2
Property, plant and equipment, net	—	366.5	69.3	—	435.8
Goodwill	—	511.2	221.1	—	732.3
Other intangible assets, net	—	564.3	77.1	—	641.4
Operating lease right-of-use assets	—	198.2	47.2	—	245.4
Deferred income taxes	13.0	—	14.1	(13.0)	14.1
Other non-current assets	0.4	46.6	45.6	—	92.6
Net investment in subsidiaries	1,143.3	369.0	—	(1,512.3)	—
Due from affiliates	341.6	125.4	19.6	(486.6)	—
Total Assets	$1,511.6	$2,482.5	$1,092.0	$(2,024.3)	$3,061.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$198.4	$55.9	$(2.6)	$251.7
Accrued expenses and other current liabilities	6.8	245.7	220.7	—	473.2
Income taxes payable	—	10.0	10.8	(9.8)	11.0
Current portion of long-term debt	—	29.5	7.9	—	37.4
Total Current Liabilities	6.8	483.6	295.3	(12.4)	773.3
Long-term debt, net	1,044.3	458.1	0.2	—	1,502.6
Long-term operating lease obligations	—	172.4	33.0	—	205.4
Deferred income taxes	—	98.5	16.6	(13.0)	102.1
Other non-current liabilities	0.2	59.4	58.4	—	118.0
Due to affiliates	99.9	67.2	319.5	(486.6)	—
Total Liabilities	1,151.2	1,339.2	723.0	(512.0)	2,701.4

Total Stockholders' Equity	360.4	1,143.3	369.0	(1,512.3)	360.4
Total Liabilities and Stockholders’ Equity	$1,511.6	$2,482.5	$1,092.0	$(2,024.3)	$3,061.8

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Balance Sheets
December 31, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$0.1	$6.2	$39.5	$—	$45.8
Accounts receivable, net	—	15.2	303.3	3.0	321.5
Inventories	—	159.4	62.9	—	222.3
Prepaid expenses and other current assets	276.9	65.4	148.1	(274.6)	215.8
Total Current Assets	277.0	246.2	553.8	(271.6)	805.4
Property, plant and equipment, net	—	350.7	70.1	—	420.8
Goodwill	—	508.8	214.2	—	723.0
Other intangible assets, net	—	572.7	76.6	—	649.3
Deferred income taxes	15.0	—	22.6	(15.0)	22.6
Other non-current assets	—	49.2	45.1	—	94.3
Net investment in subsidiaries	661.7	210.0	—	(871.7)	—
Due from affiliates	422.1	153.8	15.4	(591.3)	—
Total Assets	$1,375.8	$2,091.4	$997.8	$(1,749.6)	$2,715.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$—	$186.7	$63.3	$3.0	$253.0
Accrued expenses and other current liabilities	6.7	143.9	208.6	—	359.2
Income taxes payable	—	274.7	9.6	(274.6)	9.7
Current portion of long-term debt	—	44.0	3.1	—	47.1
Total Current Liabilities	6.7	649.3	284.6	(271.6)	669.0
Long-term debt, net	1,043.0	547.1	9.0	—	1,599.1
Deferred income taxes	—	118.0	14.5	(15.0)	117.5
Other non-current liabilities	1.9	58.2	52.2	—	112.3
Due to affiliates	106.7	57.1	427.5	(591.3)	—
Total Liabilities	1,158.3	1,429.7	787.8	(877.9)	2,497.9

Total Stockholders’ Equity	217.5	661.7	210.0	(871.7)	217.5
Total Liabilities and Stockholders’ Equity	$1,375.8	$2,091.4	$997.8	$(1,749.6)	$2,715.4

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2019
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(47.6)	$295.2	$65.2	$2.0	$314.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions (paid to) received from subsidiaries and affiliates	—	(68.4)	68.4	—	—
Purchases of property, plant and equipment	—	(76.2)	(12.0)	—	(88.2)
Acquisitions, net of cash acquired	—	(8.1)	(9.0)	—	(17.1)
Other	—	4.9	10.2	—	15.1
Net cash (used in) provided by investing activities from continuing operations	—	(147.8)	57.6	—	(90.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	607.8	635.0	—	1,242.8
Repayments of borrowings under long-term debt obligations	—	(707.6)	(639.5)	—	(1,347.1)
Net activity in investment in and advances from (to) subsidiaries and affiliates	135.6	(22.8)	(112.8)	—	—
Proceeds from exercise of stock options	17.8	—	—	—	17.8
Treasury stock repurchased	(105.7)	—	—	—	(105.7)
Repayments of deferred financing costs	—	(3.2)	—	—	(3.2)
Repayments of finance lease obligations and other	—	(7.8)	—	—	(7.8)
Net cash provided by (used in) financing activities from continuing operations	47.7	(133.6)	(117.3)	—	(203.2)

Net cash provided by continuing operations	0.1	13.8	5.5	2.0	21.4

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows, net	—	—	—	(2.0)	(2.0)
Investing cash flows, net	—	—	—	—	—
Financing cash flows, net	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	(2.0)	(2.0)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(0.3)	—	(0.3)
Increase in cash and cash equivalents	0.1	13.8	5.2	—	19.1
CASH AND CASH EQUIVALENTS, beginning of period	0.1	6.2	39.5	—	45.8
CASH AND CASH EQUIVALENTS, end of period	$0.2	$20.0	$44.7	$—	$64.9

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

TEMPUR SEALY INTERNATIONAL, INC.
Supplemental Consolidated Statements of Cash Flows
Year Ended December 31, 2018
(in millions)

	Tempur Sealy International, Inc. (Ultimate Parent)	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Reclassifications and Eliminations	Consolidated
Net cash (used in) provided by operating activities from continuing operations	$(55.8)	$166.6	$72.3	$24.4	$207.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions (paid to) received from subsidiaries and affiliates	—	(75.8)	75.8	—	—
Purchases of property, plant and equipment	—	(58.8)	(15.3)	0.5	(73.6)
Other	—	0.1	4.9	(2.6)	2.4
Net cash (used in) provided by investing activities from continuing operations	—	(134.5)	65.4	(2.1)	(71.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long-term debt obligations	—	414.0	680.9	—	1,094.9
Repayments of borrowings under long-term debt obligations	—	(444.0)	(751.8)	—	(1,195.8)
Net activity in investment in and advances from (to) subsidiaries and affiliates	55.8	(3.0)	(52.8)	—	—
Proceeds from exercise of stock options	4.6	—	—	—	4.6
Treasury stock repurchased	(4.6)	—	—	—	(4.6)
Repayments of finance lease obligations and other	—	(5.2)	(0.9)	—	(6.1)
Net cash provided by (used in) financing activities from continuing operations	55.8	(38.2)	(124.6)	—	(107.0)

Net cash (used in) provided by continuing operations	—	(6.1)	13.1	22.3	29.3

CASH USED IN DISCONTINUED OPERATIONS
Operating cash flows, net	—	—	—	(24.4)	(24.4)
Investing cash flow, net	—	—	—	2.1	2.1
Financing cash flows, net	—	—	—	—	—
Net cash used in discontinued operations	—	—	—	(22.3)	(22.3)

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3.1)	—	(3.1)
(Decrease) increase in cash and cash equivalents	—	(6.1)	10.0	—	3.9
CASH AND CASH EQUIVALENTS, beginning of period	0.1	12.3	29.5	—	41.9
CASH AND CASH EQUIVALENTS, end of period	$0.1	$6.2	$39.5	$—	$45.8

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019, and designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment and those criteria, management believes that we maintained effective internal control over financial reporting as of December 31, 2019.

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on the Company’s internal control over financial reporting as of December 31, 2019. That report appears on page 101 of this Report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Tempur Sealy International, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Tempur Sealy International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Tempur Sealy International, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2020, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2020

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders (the "Proxy Statement") under the sections entitled "Proposal One—Election of Directors," and "Board of Directors’ Meetings, Committees of the Board and Related Matters—Corporate Governance," — "Committees of the Board," —"Policies Governing Director Nominations," and "Executive Compensation and Related Information—Delinquent Section 16(a) Reports."

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Amended and Restated 2003 Equity Incentive Plan (1)	100,317	$44.11	—
Amended and Restated 2013 Equity Incentive Plan (2)	4,165,274	61.75	2,948,158
Total	4,265,591	$105.86	2,948,158

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

(2)
The number of securities to be issued upon exercise of outstanding stock options, warrants and rights issued under the Amended and Restated 2013 Equity Incentive Plan includes 1,268,462 shares issuable under restricted stock units and deferred stock units. Additionally, this number includes 1,701,245 performance restricted stock units which reflects a maximum payout of the awards granted. The Company expects that in early March 2019 the Compensation Committee of the Board of Directors will formally determine that the Company did not have $600.0 million or more in Adjusted EBITDA for 2019 in accordance with the 2019 Aspirational Plan PRSUs. As a result, half of the total outstanding PRSUs above will be forfeited as of this date. These restricted, deferred and performance restricted stock units are excluded from the weighted average exercise price calculation above.

For information regarding the material features of each of the above plans see Note 13, “Stock-based Compensation,” in our Consolidated Financial Statements included in Part II, ITEM 8 of this Report.

All other information required by this Item is incorporated by reference from the Proxy Statement under the section entitled "Principal Security Ownership and Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the Proxy Statement under the section entitled “Executive Compensation and Related Information—Certain Relationships and Related Transactions” and “Board of Directors' Meetings, Committees of the Board and Related Matters—Board and Committee Independence; Audit Committee Financial Experts.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the Proxy Statement under the sections entitled “Proposal Two— Ratification of Independent Auditors—Fees for Independent Auditors During the Years Ended December 31, 2019 and 2018” and “—Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	1.	The following is a list of the financial statements of Tempur Sealy International, Inc. included in this Report, which are filed herewith pursuant to ITEM 8:
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
		Consolidated Balance Sheets as of December 31, 2019 and 2018
		Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018 and 2017
		Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
		Notes to the Consolidated Financial Statements

	2.	Financial Statement Schedule:
		Schedule II—Valuation and Qualifying Accounts

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
4.2
Indenture, dated as of September 24, 2015, among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on September 24, 2015). (1)

4.3
Supplemental Indenture, dated as of October 21, 2019, by and among Tempur Sealy International, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, re 5.625% Senior Notes due 2023 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 7, 2019). (1)

4.4
Indenture, dated as of May 24, 2016, among Tempur Sealy International, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2016). (1)

4.5
Supplemental Indenture, dated as of October 21, 2019, by and among Tempur Sealy International, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, re 5.500% Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 7, 2019). (1)

4.6	Description of registered securities
10.1
Credit Agreement, dated as of April 6, 2016, by and among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 7, 2016). (1)

10.2
Amendment No. 1 to Credit Agreement dated as of April 4, 2017 among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on February 25, 2019). (1)

10.3
Amendment No. 2 to Credit Agreement dated as of January 8, 2019 among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K as filed on February 25, 2019). (1)

10.4
Amendment No. 3, dated June 4, 2019, to Credit Agreement among Tempur Sealy International, Inc., as parent borrower, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on August 1, 2019). (1)

10.5
Amendment and Restatement Agreement, dated as of October 16, 2019, by and among Tempur Sealy International, Inc., as parent borrower, Tempur-Pedic Management, LLC, as additional borrower, the subsidiary guarantors party thereto, the several banks and other financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on October 17, 2019). (1)

10.6
Receivables Sale and Contribution Agreement, dated as of April 12, 2017, between Tempur-Pedic North America, LLC, as seller and contributor, and Tempur Sealy Receivables LLC, as purchaser and contribute (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.7
Receivables Sale Agreement, dated as of April 12, 2017, between Sealy Mattress Manufacturing Company, LLC, as seller and Tempur-Pedic North America, LLC, as purchaser (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.8
Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on April 18, 2017). (1)

10.9
Amendment No. 1, dated as of September 25, 2017, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q as filed on August 2, 2018). (1)

10.10
Amendment No. 2, dated as of April 2, 2018, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q as filed on August 2, 2018). (1)

10.11
Omnibus Amendment dated as of October 31, 2018 and constituting (a) Amendment No. 3 to the Credit and Security Agreement dated as of April 12, 2017 among Tempur Sealy Receivables, LLC, Tempur Sealy International, Inc. and Wells Fargo Bank, National Association, (b) Amendment No. 1 to the Receivables Sale and Contribution Agreement dated as of April 12, 2017 by and between Tempur Pedic North America, LLC and Tempur Sealy Receivables, LLC and (c) Amendment No. 1 to the Receivables Sale Agreement dated as of April 12, 2017 by and between Sealy Mattress Manufacturing Company, LLC and Tempur Pedic North America, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q as filed on November 8, 2018). (1)

10.12
Amendment No. 4, dated January 15, 2019, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 9, 2019). (1)

10.13†
Amendment No. 5, dated April 12, 2019, to that certain Credit and Security Agreement, dated as of April 12, 2017, among Tempur Sealy Receivables, LLC, as borrower, Tempur Sealy International, Inc., as master servicer and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q as filed on May 9, 2019). (1)

10.14
Bond Purchase Agreement, dated October 26, 2005, by and among Tempur World LLC, Tempur Production USA, Inc. and Bernalillo County (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.15
Trust Indenture, dated September 1, 2005, by and between Bernalillo County and The Bank of New York Trust Company, N.A., as Trustee (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.16
Mortgage, Assignment, Security Agreement and Fixture Filing, dated as of October 27, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.17
Lease Agreement, dated September 1, 2005, by and between Bernalillo County and Tempur Production USA, Inc. (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K as filed on March 14, 2006). (1)

10.18
Non-Disclosure and Standstill Agreement, dated as of June 26, 2017, by and among Tempur Sealy International, Inc., Usman Nabi, H Partners Management, LLC and the other parties named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on June 28, 2017). (1)

10.19
Letter Agreement dated March 23, 2018 from Tempur Sealy International, Inc. to H Partners Management, LLC and the other H Partners Group Members listed therein (filed as filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on March 26, 2018).  (1)

10.20	Amended and Restated Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.21	Tempur Sealy International, Inc. Amended and Restated 2013 Long-Term Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on July 26, 2017). (1)(2)
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

10.24	Tempur Sealy International, Inc. Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K as filed on May 2, 2017). (1)(2)
10.25	Second Amended and Restated Annual Incentive Bonus Plan for Senior Executives (filed as Appendix B to the Registrant’s Definitive Proxy Statement (File No.001-31922) filed on March 16, 2015). (1)(2)
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

10.29
First Amendment to Employment and Non-Competition Agreement dated November 27, 2017 by and between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)

10.30
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

10.32
Employment and Non-Competition Agreement dated February 27, 2018, by and between Tempur Sealy International, Inc. and Scott Vollet (filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)

10.33	Employment and Non-Competition Agreement effective January 1, 2020, by and between Tempur Sealy International, Inc. and Thomas Murray.
10.34	Employment and Non-Competition Agreement effective January 1, 2020, by and between Tempur Sealy International, Inc. and Steven Rusing. (2)
10.35
Form of Stock Option Agreement under the Amended and Restated 2003 Equity Incentive Plan (Director) (filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K as filed on February 12, 2009). (1)(2)

10.36
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
10.38
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

10.40	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (Director) (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q as filed on November 8, 2013). (1)(2)
10.41	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.37 to Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.42
Stock Option Agreement dated as of September 4, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K as filed September 8, 2015). (1)(2)

10.43	Form of Stock Option Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.57 to Registrant's Annual Report on Form 10-K filed on February 24, 2017). (1)(2)
10.44
Form of Special Grant Stock Option Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018).(1) (2)

10.45	Form of Amendment to Stock Option Agreement (filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)
10.46	Form of Performance Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.38 to Registrant's Annual Report on Form 10-K as filed on February 13, 2015). (1)(2)
10.47
2015 Performance Restricted Stock Unit Award Agreement dated as of September 4, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.48	Form of 2015 Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on October 29, 2015). (1)(2)
10.49	Form of 2017 Performance Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on August 7, 2017). (1)(2)
10.50
2017 Performance Restricted Stock Unit Award Agreement dated October 13, 2017 by and between Tempur Sealy International, Inc. and Bhaskar Rao (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.51
2017 Performance Restricted Stock Unit Award Agreement dated September 5, 2017 by and between Tempur Sealy International, Inc. and H. Clifford Buster, III (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.52
Matching Performance Restricted Stock Unit Award Agreement dated as of September 4, 2015 between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.53
Amendment to Matching Performance Restricted Stock Unit Award Agreement dated as of October 12, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed on October 14, 2015). (1)(2)

10.54	Form of Matching PRSU Award Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2016). (1)(2)
10.55	Form of Amendment to Matching PRSU Agreement (filed as Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K as filed on March 1, 2018). (1)(2)
10.56
Restricted Stock Unit Award Agreement dated as of September 4, 2015, between Tempur Sealy International, Inc. and Scott L. Thompson (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K as filed on September 8, 2015). (1)(2)

10.57	Form of Restricted Stock Unit Award Agreement under the 2013 Equity Incentive Plan (filed as Exhibit 10.58 to Registrant's Annual Report on Form 10-K as filed on February 24, 2017). (1)(2)

10.58
Restricted Stock Unit Award Agreement dated October 13, 2017 by and between Tempur Sealy International, Inc. and Bhaskar Rao (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q as filed on November 9, 2017). (1)(2)

10.59
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

10.61	Form of Amendment to RSU Award Agreement (filed as Exhibit 10.64 to the Registrant's Annual Report on Form 10-K as filed on March 1, 2018) (1)(2)
10.62
Form of 2019 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan (filed as Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K as filed on February 25, 2019). (1)(2)

10.63	Form of 2020 Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan. (2)
10.64	Form of 2020 Performance Restricted Stock Unit Award Agreement under the Amended and Restated 2013 Equity Incentive Plan. (2)
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
101
The following materials from Tempur Sealy International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL.

† Certain portions of this exhibit have been omitted.

(1)	Incorporated by reference.

(2)	Indicates management contract or compensatory plan or arrangement.

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

TEMPUR SEALY INTERNATIONAL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
SCHEDULE II
(in millions)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2017	$20.9	9.8	—	(6.0)	$24.7
Year Ended December 31, 2018	$24.7	31.3	—	(8.4)	$47.6
Year Ended December 31, 2019	$47.6	29.3	—	(5.0)	$71.9

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2017	$45.2	9.9	—	—	$55.1
Year Ended December 31, 2018	$55.1	9.5	—	(21.5)	$43.1
Year Ended December 31, 2019	$43.1	0.8	—	(13.9)	$30.0

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TEMPUR SEALY INTERNATIONAL, INC. (Registrant)

Date: February 21, 2020	By:	/S/ Scott L. Thompson
Scott L. Thompson Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on February 21, 2020, on behalf of the registrant and in the capacities indicated.

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